Form 10-K
period 1993-12-31
SPX CORP
filed 1994-03-25
CIK 88205

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
     (Mark One)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993, OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                   .

     COMMISSION FILE NUMBER: 0-419
                                SPX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                                       38-1016340
(State or other jurisdiction of                                      (I.R.S. Employer
incorporation or organization)                                       Identification No.)
700 TERRACE POINT DRIVE, MUSKEGON, MICHIGAN                          49443-3301
(Address of principal executive offices)                             (Zip Code)
Registrant's telephone number, including area code:                  616-724-5000
Securities registered pursuant to Section 12(b) of the Act:

                                     NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS               WHICH REGISTERED
- ---------------------------------    -------------------------
             COMMON                  NEW YORK STOCK EXCHANGE
                                     PACIFIC STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

                       $219,160,000 AS OF MARCH 15, 1994

                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                     13,940,306 SHARES AS OF MARCH 15, 1994

                            ------------------------

     DOCUMENTS INCORPORATED BY REFERENCE: REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING ON APRIL 27, 1994 IS INCORPORATED BY REFERENCE INTO PART III.

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     SPX Corporation ("SPX" or the "company") is a global leader in the design, manufacture and marketing of products for the motor vehicle industry. Its operations are focused on the markets for specialty service tools and equipment used in vehicular repair and maintenance, and original equipment components for the manufacture and repair of motor vehicles.

     The company was organized in 1911 under the laws of Michigan, and reincorporated in Delaware in 1968. It was known as The Piston Ring Company until 1931, when it changed its name to Sealed Power Corporation. The name was changed again in 1988, when it became SPX Corporation. Today, SPX Corporation is a multi-national corporation with operations in 14 nations. The corporate headquarters is located in Muskegon, Michigan.

  Recent Developments

     During 1993 the company completed several significant transactions that are designed to increase its focus upon two primary core markets, specialty service tools and original equipment components for the motor vehicle industry.

     -- On June 10, 1993, the company purchased the Allen Testproducts division and its related leasing company, Allen Group Leasing, from The Allen Group, Inc. These businesses are being merged with the company's Bear Automotive division to create the Automotive Diagnostics division to enhance the company's engine diagnostics, emissions testing and wheel service equipment capabilities. Allen Group Leasing was renamed SPX Credit Corporation and was combined with the company's existing leasing operation and provides customers with a leasing option when purchasing higher dollar specialty service equipment.

     -- On October 22, 1993, the company divested its Sealed Power Replacement division, which markets and distributes replacement engine and under vehicle parts.

     -- On November 5, 1993, the company divested its Truth division, which designs and manufactures window and door hardware products.

     -- Effective December 31, 1993, the company acquired Riken Corporation's
        49% ownership interest in Sealed Power Technologies Limited Partnership ("SPT"). SPT represents substantially all of the company's original equipment components segment.

     -- Sealed Power Technologies Limited Partnership Europe ("SP Europe"), which has not previously been consolidated in the financial statements of SPX, has been consolidated as of December 31, 1993. While SPX now owns 70% of SP Europe, the partnership had not previously been consolidated due to a pending participation of a 20% ownership interest by Riken. The Riken participation was not consummated. SP Europe is managed by the Sealed Power division of SPT. The remaining 30% interest in SP Europe is held by Mahle Gmbh, a German corporation.

  Refinancing

     Late in the fourth quarter of 1993, the company determined that virtually all existing SPX and SPT debt should be refinanced in connection with the purchase of Riken's 49% interest in SPT, due to favorable prevailing interest rates, scheduled and accelerated existing debt maturities, and to maintain the flexibility of the company to grow through internal investments and through acquisitions. The plan of refinancing (the "Refinancing") includes two elements, a new $225 million revolving bank credit facility and the issuance of $260 million of senior subordinated notes. The Refinancing is expected to be completed by the end of the second quarter of 1994.

     In March, the first portion of the Refinancing was completed when the company closed a $250 million revolving credit facility with The First National Bank of Chicago, as agent for a syndication of banks. This revolving credit facility bears interest at LIBOR plus 1.0% or the prime rate (at the company's option) and expires in 1999. Upon completion of the senior subordinated note offering, this revolving credit facility will be reduced to $225 million of maximum availability. Proceeds from this revolving credit facility were used to extinguish approximately $205 million of SPX debt, much of which was technically in default of covenant provisions. At December 31, 1993, SPT was in compliance with its debt covenants.

     By June 30, 1994, the company expects to have completed its $260 million offering of senior subordinated notes. These notes are anticipated to bear interest at a rate of approximately 10% and will be due in or after the year 2002. The proceeds from the notes will be used to retire existing SPT borrowings which totaled $210.2 million at December 31, 1993. Excess proceeds will be used to pay down the company's revolving credit facility.

     If the company does not issue the senior subordinated notes, provisions have been made so that the revolving credit facility will remain at $250 million and the rate of interest would become LIBOR plus 1.5% or the prime rate plus .5% (at the company's option) and the facility would be secured by substantially all of SPX's assets. The existing SPT debt would remain outstanding in its current form, including security interests in SPT's assets.

BUSINESS SEGMENTS

     The result of these transactions is to increase the company's focus upon two primary business segments, Specialty Service Tools and Original Equipment Components. Additionally, a lease financing segment supports the Specialty Service Tool segment. The following unaudited pro forma information summarizes the company's revenues as if the above transactions had occurred as of the beginning of 1991. Please refer to footnote 7 to the consolidated financial statements for further explanation of the 1993 pro forma results.

                                                   1993             1992             1991
                                               -------------    -------------    ------------
                                                           (MILLIONS OF DOLLARS)
    Specialty Service Tools................... $ 529.2    52%   $ 606.2    58%   $525.3    58%
    Original Equipment Components.............   458.8    46      420.0    40     366.1    40
    SPX Credit Corporation Lease Finance
      Revenue.................................    15.7     2       16.7     2      15.2     2
                                               -------   ---    -------   ---    ------   ---
                                               $1,003.7  100%   $1,042.9  100%   $906.6   100%
                                               -------   ---    -------   ---    ------   ---
                                               -------   ---    -------   ---    ------   ---

SPECIALTY SERVICE TOOLS

     This segment includes six operating divisions that design, manufacture and market a wide range of specialty service tools and diagnostic equipment primarily to the worldwide motor vehicle industry. Approximately one-fourth of sales are to customers outside of North America.

     The company competes with numerous companies which specialize in certain lines of its Specialty Service Tools. The company believes it is the world leader in offering specialty tool programs for motor vehicle original equipment manufacturers' franchised dealer networks. The company is a major producer of electronic engine diagnostic equipment, emission testing equipment and wheel service equipment in North America and Europe. The key competitive factors influencing the sale of Specialty Service Tools are design expertise, timeliness of delivery, quality, service and price. Sales of specialty service tools essential to franchised dealers tend to vary with changes in vehicle design and the number of dealerships and are not directly dependent on the volume of vehicles that are produced by the original equipment manufacturers.

     Design of specialty service tools is critical to their functionality and generally requires close coordination with either the motor vehicle original equipment manufacturers or with the ultimate users of the tools or instruments. These products are marketed as solutions to service problems and as aids to performance improvements. After the design is completed, the company manufactures, assembles or outsources these products. The company also markets a broad line of equipment of other manufacturers through franchised dealer equipment programs coordinated with certain motor vehicle original equipment manufacturers.

          Automotive Diagnostics -- This division is the combination of the company's Bear Automotive unit and Allen Testproducts, which was acquired in June of 1993. The division manufactures and markets performance test, emission test, and wheel service equipment, including related software, to the global automotive service industry. Products are marketed under both the Bear and Allen Testproducts brand names.

          These products are marketed to both the dealership and aftermarket channels through a direct sales force, OEM distribution and through independent distributorships, primarily in foreign countries. In North America, sales are supported by a network of company owned distribution and service centers. The division has operations located in Australia, Canada, the United Kingdom, Switzerland, Germany, Italy, France and the United States.

          Dealer Equipment and Services (formerly Kent-Moore Tool &
     Equipment). -- This division administers dealer equipment programs in North America and Europe for fourteen motor vehicle manufacturers, including General Motors, Saturn, Opel, Nissan, Toyota and Hyundai. Under the motor vehicle manufacturer's identity, the division supplies service equipment and support material to franchised dealers, develops and distributes equipment catalogues, and helps franchised dealers assess and meet their service equipment needs.

          The division's operations, which consist primarily of distribution of purchased products to customers, are located in the United States and Canada, the United Kingdom, Switzerland, Germany and Spain.

          Kent-Moore -- This division designs and markets specialty service tools and hand-held diagnostic products for the world's motor vehicle manufacturers.

          Franchised dealers use its products to do essential warranty and service work. Examples of products include specialty hand-held mechanical tools and specialty hand-held electronic diagnostic instruments.

          The division's technical product development and sales staffs work closely with the original equipment manufacturers to design tools to meet the exacting needs of specialty repair work. Products are sold to franchised dealerships under both essential and general programs. Essential programs are those in which the OEM requires its franchised dealers to purchase and maintain the tools for warranty and service work.

          The division has manufacturing operations in the United States and Spain. Sales and marketing operations exist in the United States, Switzerland, the United Kingdom, Australia, Spain, and Brazil. The division also manages the company's 50% interest in JATEK, a Japanese company that markets specialty service tools and equipment in the Asia Pacific Rim.

          OTC -- The division designs, manufactures and markets a variety of specialty service tools and equipment that range from gear pullers to complex, hand held diagnostic equipment. These products are based on customer needs and are marketed globally through automotive, agricultural, and construction equipment manufacturers to their franchised dealers. The division also has a strong aftermarket distribution system around the world. Products are marketed under brand names including OTC, V.L. Churchill, Lowener, and Miller Special Tools.

          The division's technical product development and sales staff works closely with original equipment manufacturers to design tools that meet the exacting needs of specialty repair and maintenance work. Products are sold to franchised dealerships under both essential and general programs. Essential programs are those in which the OEM requires its franchised dealers to purchase and maintain the tools for warranty and service work.

          The division's aftermarket distribution is primarily through warehouse distributors and jobbers who are supported by an in-house sales and technical support staff.

          The division has manufacturing operations located in the United States and sales and marketing operations located in the United States, the United Kingdom, Germany, and Australia.

          Power Team -- The division is a world leader in producing and marketing precision quality high-pressure hydraulic pumps, rams, valves, pullers and other equipment. The division markets these products through industrial distributors, its own sales force and independent agents. The sales and marketing effort is supported by a strong technical support staff as products must be designed to exacting specifications to meet the multitude of applications for these products. Approximately three-fourths of the division's sales are related to the motor vehicle service industry, while the balance of sales are made in non-transportation markets such as construction, aerospace and industrial maintenance.

          The division has sales, marketing and manufacturing operations in the United States. Additionally, sales and marketing offices are located in Australia, The Netherlands, and Singapore.

          The company is one of two major producers in this marketplace, which is also supplied by many niche companies.

          Robinair -- The division is a global leader in the design, manufacture, and marketing of specialty tools and equipment for the service of stationary and mobile air conditioning and refrigeration systems. These specialty tools range from mechanical hand-held tools, vacuum pumps and recharging equipment and leak detection equipment to refrigerant recovery and recycling equipment. The division also manufactures and markets engine coolant recycling systems.

          Approximately one-third of the division's sales are to the stationary, or non-transportation, market which includes appliance, refrigeration, and non-vehicular air conditioning repair. The division's manufacturing facilities are located in the United States. Sales and marketing operations exist in the United States, Canada, the United Kingdom, Switzerland, Spain, and Australia.

ORIGINAL EQUIPMENT COMPONENTS

     This segment includes five operating divisions that design, manufacture and market component parts for light and heavy duty vehicle markets. The component parts for the light and heavy duty vehicle market are composed of two primary sectors: (i) the OEM sector and (ii) the vehicle maintenance and repair sector, the so-called replacement market or aftermarket. The
U.S. -- Canadian -- European OEM sector is composed primarily of four classes of customers: (a) U.S. manufacturers, dominated by General Motors, Ford and Chrysler, but including other vehicle manufacturers such as Navistar International and Mack Trucks; (b) foreign companies producing vehicles in North America and Europe ("transplants"); (c) European vehicle manufacturers, sometimes sourcing the company's products through assemblies; and (d) vehicle manufacturers producing vehicles outside the U.S., Canada and Europe. Aftermarket customers include the service organizations of OEMs, automotive parts manufacturers and distributors, private brand distributors, and export customers.

     OEM contracts typically are from one to five years in length with the one year contracts typically being renewed or renegotiated, depending on part changes, in the ordinary course of business and the longer term contracts typically containing material cost pass-through and productivity improvement clauses. Sales of products to OEMs are affected, to a large extent, by vehicle production which, in turn, is dependent on general economic conditions. Historically, global vehicle production has been cyclical.

     Aftermarket sales are tied to the age of vehicles in service and the need for replacement parts. Sales of products to the aftermarket historically have been less adversely affected by general economic conditions since vehicle owners are more likely to repair vehicles than purchase new ones during recessionary periods.

     In its main product areas, the company competes with a small number of principal competitors (including the OEMs in certain product categories), some of which are larger in size and have greater financial resources than the company. Competitive factors influencing sales include quality, technology, service and price.

          Acutex -- This division produces solenoid valves and related assemblies for major vehicle and transmission manufacturers around the world. Acutex's proprietary solenoid valve products are devices that interface between the electronic signals of a vehicle's on-board computer and the vehicle's hydraulic systems. The company is using this technology in designing and manufacturing solenoid valves for electronically controlled automatic transmissions. The continued growth of electronically controlled automatic transmissions should increase the company's sales of solenoid valves.

          This division is also responsible for managing the company's 50% investment in RSV, a Japanese company that utilizes the company's technology to develop and manufacture solenoid valves for the Asia Pacific Rim.

          Contech -- This division produces precision aluminum, magnesium, and zinc die cast parts for automotive steering and air conditioning systems, and other assorted automotive/light truck uses. Primary products in this area include steering column parts, rack-and-pinion components and other castings such as components for air conditioning compressors, fuel systems, clutches, and transmissions. Approximately one half of the castings are machined by the division prior to delivery to customers.

          Products are sold almost exclusively to automotive OEMs through the division's marketing and sales personnel who are assisted by an outside sales organization. The market is driven primarily by major OEM model and assembly programs.

          The division has recently completed a major investment in magnesium die casting. The benefits of magnesium, including less weight and higher strength-to-weight ratio, will increase the division's proportion of future sales that are magnesium die castings.

          Filtran -- This division is a leading global producer of automatic transmission filters and other filter products and has a leading position in the U.S. and Canadian OEM market and aftermarket. A typical transmission filter product consists of a composite plastic/metal or all metal housing which contains a highly specialized needled felt, polymesh, or metal filter element designed to capture foreign particles.

          The division sells filters directly to the worldwide OEM market and aftermarket. Approximately two thirds of sales are to the aftermarket which includes the OEM parts and service organizations as well as private brand manufacturers and assorted transmission rebuilders, repackagers, and "quick lube" shops.

          The division participates in the worldwide OEM market in two different methods. In Europe, the company's 50% owned joint venture, IBS Filtran, manufactures and distributes filters to OEM customers. In the Asia Pacific Rim, the division exports filters to OEM manufacturers in Japan, Korea and Australia.

          Hy-Lift -- This division is a major domestic supplier of a variety of valve train components, including tappets, lash adjusters and roller rocker arms. Sales are made to both the domestic OEM market and the domestic aftermarket. Sales to the aftermarket, comprising approximately one third of total sales, are made through several channels, including direct sales to the OEM parts and service organizations and sales to private brand and export customers.

          Sealed Power Division -- The division is the leading North American producer of automotive piston rings and among the largest independent producers of cylinder sleeves for automotive and heavy duty engines. The division also produces sealing rings for automatic transmissions.

          There is a continuing trend in the automotive industry to reduce the weight of vehicles, which increases gas mileage. This trend has resulted in the development of aluminum engine blocks which require cast iron cylinder sleeves. Engine blocks made of cast iron do not require a cylinder sleeve. The division has been successful in obtaining contracts from the OEMs for these high volume automotive cylinder sleeve applications.

          The division's products are purchased by both automotive/light truck and heavy duty engine OEMs. The division utilizes a technical sales force that works with OEM engine and transmission designers to provide high-quality rings and cylinder sleeves.

          Approximately one-fourth of the division's sales are to the aftermarket. In addition to OEM parts and service organizations, the division supplies the aftermarket through two main distribution channels: private brand organizations, which sell the products under their own labels and a special export sales organization.

          Sealed Power Technologies (Europe) Limited Partnership ("SP Europe"), like its North American counterpart, Sealed Power division, is a leading designer, producer and distributor of automotive piston rings and cylinder sleeves. Its sales are predominately to European OEMs and to the European aftermarket. SP Europe's primary European customers are VW, Federal Mogul, Mahle, Kolbenschmidt, Alcan, Avdi, Volvo and Mercedes Benz. SP Europe was created in June of 1991 after acquiring the European piston ring and cylinder sleeve manufacturing business of TRW, Inc. In October of 1992, Mahle GmbH contributed its Spanish piston ring operation to SP Europe in exchange for a 30% ownership interest in SP Europe. The Sealed Power division has managed SP Europe since its inception.

          The division manages a 50% owned investment in Allied Ring Corporation, a U.S. joint venture with Riken, which manufactures and distributes piston rings to foreign companies producing vehicles in North America ("transplants").

          The division is also responsible for managing the company's 40% equity investment in Promec, a Mexican company that manufactures and distributes rings and sleeves in Mexico.

SPX CREDIT CORPORATION

     This unit was created through the acquisition of Allen Group Leasing from the Allen Group in June of 1993. This business provides U.S. and Canadian customers, primarily of the Automotive Diagnostics division, with lease financing as an alternative for purchasing electronic diagnostic, emissions testing and wheel service equipment. Essentially all of the direct financing leases are with companies or individuals operating within the automotive repair industry and leases are five years in length or less.

INTERNATIONAL OPERATIONS

     The company has wholly owned operations located in Australia, Brazil, Canada, France, Germany, Italy, The Netherlands, Singapore, Spain, Switzerland and the United Kingdom. The company also has a 70% ownership in SP Europe, located in France, Germany and Spain.

     Additionally, the company has the following non U.S. equity investments:

          JATEK (50%). A Japanese company that sells various products into the Asia Pacific Rim market, including many of the company's service products.

          RSV (50%). A Japanese company that utilizes the company's technology to develop and manufacture solenoid valves for the Asia Pacific Rim.

          Promec (40%). A Mexican company which, through its subsidiaries, manufactures and distributes piston ring and cylinder sleeve products in Mexico.

          IBS Filtran (50%). A German company that manufactures and distributes automotive transmission filters to the European market.

     The company licenses its piston ring technology to a Brazilian automotive parts manufacturer and has a cross-licensing agreement for piston rings with Riken Corporation.

     The company's international operations are subject to the risk of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments and other risks attendant to the countries in which they are located.

     The company's total export sales (for the three year period ending December 31, 1993), to both affiliated and unaffiliated customers, from the United States, were as follows (historical basis):

                                                                1993      1992    1991
                                                               ------     -----   -----
                                                                    (IN MILLIONS)
        Export sales:
          To unaffiliated customers........................... $ 74.4     $64.0   $55.4
          To affiliated customers.............................   34.9      33.8    34.4
                                                               ------     -----   -----
                  Total....................................... $109.3     $97.8   $89.8
                                                               ------     -----   -----
                                                               ------     -----   -----

     SPT's export sales have historically been less than 10% of its total sales.

RESEARCH AND DEVELOPMENT

     The company is actively engaged in research and development programs designed to improve existing products and manufacturing methods and to develop new products. These engineering efforts encompass all of the company's products with divisional engineering teams coordinating their resources.

     Particular emphasis has been placed on the development of new products that are compatible with, and build upon, the manufacturing and marketing capabilities of the company. To assist the company in meeting customer requirements, computer aided design (CAD) systems, that provide rapid integration of computers in mechanical design, model testing and manufacturing control, are used extensively.

     The company expended approximately $17.6 million on research activities relating to the development and improvement of its products in 1993, $14.7 million in 1992 and $13.1 million in 1991. There was no customer sponsored research activity in these years. With the addition of SPT, research and development expenditures will increase. SPT's research and development expenditures were $3.4 million in 1993, $3.8 million in 1992 and $3.6 million in 1991.

PATENTS/TRADEMARKS

     The company owns numerous domestic and foreign patents covering a variety of its products and methods of manufacture and also owns a number of registered trademarks. Although in the aggregate its patents and trademarks are of considerable importance in the operation of its businesses, the company does not consider any single patent or trademark to be of such material importance that its absence would adversely affect the company's ability to conduct its businesses as presently constituted.

RAW MATERIALS

     The company's manufactured products are made predominately from iron, steel, zinc, aluminum, magnesium, plastics and electronic components. These raw materials are generally purchased from multiple sources of supply and the company has not experienced any significant disruptions in its businesses due to shortages.

OTHER MATTERS

     At the end of 1993, the company's employment was 8600 persons, which includes the employees of SPT and SP Europe. Approximately one-third of the company's 5000 production and maintenance employees are covered by collective bargaining agreements with various unions. The company has collective bargaining agreements with Locals 637, 221, and 1071, International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW); Shopmen's Local Union No. 473 of the International Association of Bridge, Structural and Ornamental Iron Workers; District No. 9, International Association of Machinists and Aerospace Workers (MAW); International Molders and Allied Workers Union, AFL-CIO, Local No. 120; Local 7629 of the United Paper International Union; Local 2492 International Association of Machinists & Aerospace Workers (MAW); and Local 2074 of the International Brotherhood of Electrical Workers. The collective bargaining agreements with UAW Locals 637, 221, and 1071 will expire on July 24,

1998, August 15, 1997, and March 3, 1995, respectively. The collective bargaining agreement with MAW District 9 will expire on May 13, 1995; the Molders Local 120 on May 15, 1995; the Shopmen's Local 473 on April 30, 1996. The collective bargaining agreement with Local 7629 of the United Paper International Union expires July 1, 1996. The collective bargaining agreement with Local 2492 of MAW expires September 13, 1996. The collective bargaining agreement with Local 2074 of the International Brotherhood of Electrical Workers expires May 4, 1995. Management believes it has generally good relations with its employees and anticipates that all of its collective bargaining agreements will be extended or renegotiated in the ordinary course of business. Certain contracts with OEM customers require the company to stockpile critical components prior to the expiration of collective bargaining agreements.

     Approximately 9% in 1993, 13% in 1992 and 9% in 1991 of the company's consolidated sales were made to General Motors Corporation and its various divisions, dealers and distributors. No other customer or group of customers under common control accounted for more than 10% of consolidated sales for any of these years. With the effect of the consolidation of SPT, the percentage sales to General Motors will increase in the future. SPT's sales to General Motors were 25% in 1993, 27% in 1992 and 31% in 1991. SPT's sales to Ford Motor Company and its various divisions, dealers and distributors were 23% in 1993, 20% in 1992 and 15% in 1991. With the consolidation of SPT, sales to Ford should exceed 10% of consolidated sales in the future.

     The company does not believe that order backlog is a significant factor in the specialty service tools and equipment sector. Within the original equipment components sector, long term contracts and the related level of new vehicle production are significant to future sales.

     All of the company's businesses are required to maintain sufficient levels of working capital to support customer requirements, particularly inventory. Sales terms and payment terms are in line with the practices of the industries in which they compete, none of which are unusual.

     The majority of the company's businesses tend to be nonseasonal and closely follow changes in vehicle design, vehicle production, and general economic conditions. However, specific markets such as air conditioning service and repair follow the seasonal trends associated with the weather (sales are typically higher in spring and summer). Government regulations, such as the Clean Air Act, can also impact the timing and level of certain specialty service tool sales.

ITEM 2. PROPERTIES

     UNITED STATES -- The principal properties used by the company for manufacturing, administration and warehousing consist of 42 separate facilities totaling approximately 3.8 million square feet. These facilities are located in Georgia, Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio, and Pennsylvania. All facilities are owned, except for 11, which are leased (all non manufacturing). These leased facilities aggregate 442,000 square feet and have an average lease term of 6 years.

     The company also has 33 distribution and service centers located throughout the United States for distribution and servicing of its Specialty Service Tools. These distribution and service centers aggregate 190,000 square feet and all are leased. No single distribution and service center is of material significance to the company's business.

     INTERNATIONAL -- The company owns approximately 150,000 square feet and leases approximately 600,000 square feet of manufacturing, administration and distribution facilities in Australia, Brazil, Canada, France, Germany, Italy, The Netherlands, Singapore, Spain, Switzerland and the United Kingdom.

     The company's properties used for manufacturing, administration and warehousing are adequate to meet its needs as of December 31, 1993. The company configures and maintains these facilities as required by their business use. At December 31, 1993, the company does not have significant excess capacity at any of its major utilized facilities, and utilized its manufacturing facilities, taken as a whole, at approximately 75% of three shift capacity in 1993. A vacated manufacturing facility in Arkansas was sold in early 1994. A vacated administrative facility in Wisconsin (with three years remaining on its lease), is currently being marketed for a sub-lease. Plans were announced during the fourth quarter to close a small casting facility in Michigan. Products manufactured at this facility will be produced in other facilities or outsourced.

ITEM 3. LEGAL PROCEEDINGS

     Certain claims, including environmental matters, suits and complaints arising in the ordinary course of business, have been filed or are pending against the company. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position or results of operations of the company if disposed of unfavorably. Additionally, the company has insurance to minimize its exposures of this nature.

     The company's operations and products are subject to federal, state and local regulatory requirements relating to environmental protection. It is the company's policy to comply fully with all such applicable requirements. As part of its effort to comply, management has established an ongoing internal compliance auditing program which has been in place since 1989. Based on current information, management believes that the company's operations are in substantial compliance with applicable environmental laws and regulations and the company is not aware of any violation that could have a material adverse effect on the business, financial condition or results of operations of the company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the company's business or operations in the future.

     In addition, it is the company's practice to reduce use of environmentally sensitive materials as much as possible. First, it reduces the risk to the environment in that such use could result in adverse environmental effects either from operations or utilization of the end product. Second, a reduction in environmentally sensitive materials reduces the ongoing burden and resulting cost of handling, controlling emissions, and disposing of wastes that may be generated from such materials.

     The company is also subject to potential liability for the costs of environmental remediation. This liability may be based upon the ownership or operation of industrial facilities where contamination may be found as well as contribution to contamination existing at offsite, non-owned facilities. These offsite remediation costs cannot be quantified with any degree of certainty. At this time, management can estimate the environmental remediation costs only in terms of possibilities and probabilities based on available information.

     The company is involved as a potentially responsible party ("PRP") under the Comprehensive, Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, or similar state superfund statutes in eight active proceedings involving off-site waste disposal facilities. At three of these sites it has been established that the company is a de minimis contributor. A determination has not been made with respect to the remaining five sites, but the company believes that it will be found to be a de minimis contributor at three of them. Based on information available to the Company, which in most cases includes estimates from PRPs and/or federal or state regulatory agencies for the investigation, clean up costs at those sites, data related to the quantities and characteristics of materials generated at or shipped to each site, the company believes that the costs for each site are not material and in total the anticipated clean up costs of current PRP actions would not have a material adverse effect on the Company's financial condition or operations.

     In the case of contamination existing upon properties owned or controlled by the company, the company has established reserves which it deems adequate to meet its current remediation obligations.

     There can be no assurance that the company will not be required to pay environmental compliance costs or incur liabilities that may be material in amount due to matters which arise in the future or are not currently known to the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM -- EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth with respect to each executive officer or other significant employee of the company, his name, age, all positions and offices with the company held by him, the term during which he has been an officer of the company and, if he has been an officer of the company for less than five years, his business experience during the past five years.

                                                                                     EXECUTIVE
                                                                                      OFFICER
           NAME AND AGE                                 OFFICE                         SINCE
- -----------------------------------  --------------------------------------------    ---------
Dale A. Johnson (56)...............  Chairman, Chief Executive Officer                  1985
Curtis T. Atkisson, Jr. (60).......  President, Chief Operating Officer                 1991(1)
Albert A. Zagotta (59).............  Executive Vice President                           1994(2)
Roland Gerber (55).................  Group Vice President                               1989
Robert C. Huff (44)................  Treasurer                                          1994(3)
Stephen A. Lison (53)..............  Vice President, Human Resources                    1989
James M. Sheridan (53).............  Vice President, Administration and General
                                       Counsel                                          1976
John D. Tyson (56).................  Vice President, Corporate Relations                1988
R. Budd Werner (62)................  Vice President, Finance, Chief Financial
                                     Officer                                            1981

- ---------------

See page 59 for a complete list of all executive compensation plans and arrangements.

(1) Effective October 1991, Mr. Atkisson was elected President, Chief Operating Officer. From May 1989 through September 1991, Mr. Atkisson was President, Chief Executive Officer of SPT. Prior to 1989, Mr. Atkisson was a Group Vice President of the company.

(2) Effective February 1994, Mr. Zagotta was elected Executive Vice President. From October 1991 through February 1994, he served as President and Chief Executive Officer of SPT. Prior to October 1991, he served as Vice President, General Manager of the Sealed Power division.

(3) Effective February 1994, Mr. Huff was elected Treasurer. From April 1989 through February of 1994, he was Vice President, Finance of SPT.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     The company's common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol "SPW".

     Set forth below are the high and low sales prices for the company's common stock as reported on the New York Stock Exchange composite transaction reporting system and dividends paid per share for each quarterly period during the past two years:

                                                                                DIVIDENDS
                                                             HIGH      LOW      PER SHARE
                                                            ------    ------    ---------
        1993
          4th Quarter....................................   $18 1/2   $15 1/4      $ .10
          3rd Quarter....................................    18 7/8    15 3/8        .10
          2nd Quarter....................................    17 7/8    15            .10
          1st Quarter....................................    18 1/2    16 3/4        .10
        1992
          4th Quarter....................................   $21       $15 1/2      $ .10
          3rd Quarter....................................    23        15            .10
          2nd Quarter....................................    22 7/8    15 1/2        .10
          1st Quarter....................................    18 5/8    12 1/8        .10

     The approximate number of record holders of the company's Common Stock as of December 31, 1993 was 7,500.

     The company is subject to a number of restrictive covenants under various debt agreements. Please see Note 19 to the consolidated financial statements for further discussion.

     Future dividends will depend upon the earnings and financial condition of the company and other relevant factors. The new revolving credit agreement includes a covenant that limits dividends. Please see Note 23 to the consolidated financial statements for further explanation. The company has no present intention to discontinue its dividend policy and believes that dividends will continue at current levels during 1994.

ITEM 6. SELECTED FINANCIAL DATA

                                       1993          1992         1991         1990       1989
                                      -------       ------       ------       ------     ------
                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues............................  $ 756.1       $801.2       $673.5       $708.2     $632.0
Operating income (loss).............    (42.9)(1)     49.1        (11.9)(4)     40.8       34.3
Interest expense, net...............    (17.9)       (15.1)       (16.9)       (17.7)      (9.9)
Gain on sale of businesses..........    105.4           --           --           --        8.9(5)
Income (loss) before income taxes...     44.7         34.0        (28.8)        23.1       33.3
Income taxes........................    (29.5)       (13.4)         7.2         (8.8)     (12.7)
Income (loss) before cumulative
  effect of change in accounting
  methods and extraordinary loss....  $  15.2       $ 20.6       $(21.6)      $ 14.3     $ 20.6
Cumulative effect of change in
  accounting methods, net of
  taxes.............................    (31.8)(2)     (5.7)(2)       --           --         --
Extraordinary loss, net of taxes....    (24.0)(3)       --           --           --         --
Income (loss) from continuing
  operations........................  $ (40.6)      $ 14.9       $(21.6)      $ 14.3     $ 20.6
Income from discontinued operations,
  net of taxes......................       --           --           --           --       57.7(6)
Net income (loss)...................  $ (40.6)      $ 14.9       $(21.6)      $ 14.3     $ 78.3
Per share of common stock:
Income (loss) before cumulative
  effect of change in accounting
  methods and extraordinary loss....  $  1.20       $ 1.48       $(1.56)      $ 1.04     $ 1.45
Cumulative effect of change in
  accounting methods, net of
  taxes.............................    (2.52)       (0.41)          --           --         --
Extraordinary loss, net of taxes....    (1.90)          --           --           --         --
Income (loss) from continuing
  operations, net of taxes..........  $ (3.22)      $ 1.07       $(1.56)      $ 1.04     $ 1.45
Income from discontinued operations,
  net of taxes......................       --           --           --           --       4.04
Net income (loss)...................  $ (3.22)      $ 1.07       $(1.56)      $ 1.04     $ 5.49
Dividends paid......................  $   .40       $  .40       $  .70       $ 1.00     $14.10(7)
Other Financial Data:
Working Capital.....................  $ 119.4       $182.2       $195.1       $249.8     $186.1
Total assets........................  1,024.4        560.3        579.3        624.1      574.6
Long-term debt......................    336.2        160.3        199.7        226.2      152.7
Shareholders' equity................    145.4        185.5        180.7        210.1      202.1
Capital expenditures................     15.1         20.4         19.4         26.7       41.0
Depreciation and amortization.......     24.4         25.3         23.8         19.9       19.7

- ---------------
(1) Includes restructuring charge of $27.5 million, $18.5 million aftertax and $1.47 per share. Refer to Note 9 to the consolidated financial statements for explanation.

(2) Refer to Note 2 to the consolidated financial statements for explanation.

(3) Refer to Note 8 to the consolidated financial statements for explanation.

(4) Includes special charge of $18.2 million, $14.7 million aftertax and $1.06 per share. Refer to Note 9 to the consolidated financial statements for explanation.

(5) Represents gain on sale of five small non-core businesses.

(6) Includes a $50.7 million gain, net of income taxes, from the contribution of operations to SPT.

(7) Includes special dividend of $13.00 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the company's consolidated financial statements and the related footnotes.

OVERVIEW

     Strategic Change -- The company completed several major transactions in 1993 which were designed to increase its focus upon two primary core markets, specialty service tools and original equipment components for the motor vehicle industry. These transactions were as follows:

        -- Acquired the Allen Testproducts division and its related leasing subsidiary, Allen Group Leasing, from The Allen Group in June.

        -- Acquired Riken's 49% interest in SPT. SPT represents substantially all of the company's Original Equipment Component segment.

        -- Divested two divisions, SPR and Truth, that are no longer strategic to the company's core markets.

     As a result of these changes, the company's business is categorized into two primary segments, Specialty Service Tools and Original Equipment Components. Additionally, a lease financing segment, SPX Credit Corporation, supports the Specialty Service Tools segment.

     Specialty Service Tools -- Over the past 11 years, the company has made significant investments in the specialty service tool market. The company acquired Kent-Moore and Robinair in 1982, acquired OTC and Power Team in 1985, acquired V.L. Churchill (United Kingdom) in 1985, acquired Bear Automotive in 1988, created Dealer Equipment and Services in 1989, acquired Miller Special Tools in 1991 and acquired Allen Testproducts and Lowener (Germany) in 1993. The specialty service tool market continues to be a source of opportunity as customers' needs for products and services continue to expand due to the increasing complexity of repairing motor vehicles. The company's acquisition of Allen Testproducts has enhanced its offering of electronic diagnostic products. Closely related to Specialty Service Tools, particularly electronic diagnostic and wheel service equipment, the company also acquired Allen Group Leasing in June. Now named SPX Credit Corporation, this lease financing operation provides customers with a leasing option when purchasing higher dollar specialty service equipment.

     Revenues of Specialty Service Tools were $503.6 million in 1993, which included seven months of Allen Testproducts. The 1993 operating loss of $11.7 million for Specialty Service Tools was significantly affected by the third quarter $27.5 million pretax restructuring charge associated with the acquisition of Allen Testproducts. The integration of Bear Automotive and Allen Testproducts began with the acquisition in June and was approximately 75% complete as of year-end 1993. In addition to the restructuring charge, which covered facility and work force reduction expenses, other incremental costs have been incurred during this transitional period. Management believes the annualized cost savings will be in excess of $20 million once the integration is completed by mid-1994.

     Original Equipment Components -- During 1993, the company determined to focus its position as an original equipment component supplier. As of December 31, 1993, the purchase of the other half of SPT enabled the company to increase its focus on original equipment components. Combined with the company's majority stake in SP Europe and its Acutex division, the company has a broad range of products for both original equipment manufacturers and aftermarket customers. Each of the Original Equipment Component segment's operating divisions have achieved various OEM customer quality awards.

     Pro forma 1993 sales of this segment are $458.8 million. Current U.S. motor vehicle manufacturers' production forecasts for the next few years show increased volumes, and signs of some economic recovery in Europe are encouraging. Finally, the continued growth of electronically controlled automatic transmissions should increase the company's sales of solenoid valves.

     Pro forma operating income for the Original Equipment Components segment was $18.1 million in 1993. In addition, it should be noted that in 1993; (a) a $4.5 million charge for the closure of a manufacturing plant and the write down of equipment was recorded; (b) substantial work force reductions and efficiency improvements were completed at SP Europe; (c) negotiations were completed limiting a significant portion of retirement health care costs; and (d) volume increases at the solenoid valve facility improved fixed cost recovery at that plant. Management believes that these actions will benefit future results of operations.

     SPX Credit Corporation -- Formed as a part of the acquisition of Allen Group Leasing in June, this lease financing operation provides leasing alternatives primarily to Automotive Diagnostics' customers. Pro forma 1993 leasing revenues were $15.7 million and operating income was $9.7 million. Management believes that SPX Credit Corporation will continue to be a positive factor in the sale of its electronic diagnostic and wheel service equipment.

     Divestitures and Refinancing Plan -- The divestitures of the SPR and Truth divisions were based on the belief that these operations were not strategically related to either the Specialty Service Tools or Original Equipment Components segments. The sale of these units provided proceeds of approximately $189 million, net of tax.

     The company also established a new revolving credit facility of $250 million in March 1994 with a syndicate of banks. The bank credit facility, coupled with the planned $260 million offering of senior subordinated notes during the second quarter of 1994, will provide the company with a more favorable debt maturity schedule. Management believes this debt capacity will provide flexibility for future acquisitions and internal growth opportunities.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1993 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1992

  Revenues

     The following are revenues by business segment:

                                                                                 INCREASE
                                                            YEAR                (DECREASE)
                                                      -----------------     ------------------
                                                       1993       1992      AMOUNT     PERCENT
                                                      ------     ------     ------     -------
                                                               (DOLLARS IN MILLIONS)
    Specialty Service Tools.........................  $503.6     $539.6     $(36.0)      (6.7)%
    Original Equipment Components...................    26.6       15.2       11.4       75.0
    SPX Credit Corporation..........................     9.0         --        9.0         --
    Businesses Sold in 1993.........................   216.9      246.4      (29.5)     (12.0)
                                                      ------     ------     ------
              Total.................................  $756.1     $801.2     $(45.1)      (5.6)
                                                      ------     ------     ------
                                                      ------     ------     ------

     Total revenues for 1993 were lower than 1992 due primarily to lower Specialty Service Tools revenues and reduced revenues from businesses which were sold in the fourth quarter of 1993. These declines in revenues were offset by increased revenues in the Original Equipment Components segment and the inclusion of lease financing revenues since June 1993 when the SPX Credit Corporation was formed.

     Revenues of Specialty Service Tools were down $36.0 million principally from reduced sales of refrigerant recovery and recycling systems. In 1992, revenues benefited from approximately $60.0 million of incremental sales of HFC134a refrigerant recovery and recycling systems to franchised automotive dealerships as many original equipment manufacturers required their dealerships to purchase this equipment. The balance of Specialty Service Tools revenues was up in 1993 due to higher essential tool programs, improved general U.S. economic conditions, increased sales of electronic hand-held diagnostic equipment and the June 1993 acquisition of Allen Testproducts.

     Revenues of Original Equipment Components were up significantly from 1992 as more automatic transmissions incorporated the company's electronic solenoid valve. Management believes that revenues from these valves will continue to increase as more automatic transmissions begin to incorporate these valves. Beginning in 1994, revenues of SPT and SP Europe will be included in this segment.

  Gross Profit

     Gross profit was $248.1 million, or 32.8% of revenues, in 1993 compared to $268.0 million, or 33.5% of revenues, in 1992. The decrease in gross margin in 1993 relates to the reduction in higher margin refrigerant recovery and recycling equipment sales and the related higher manufacturing volumes, certain costs and redundancies incurred during the integration of Bear Automotive and Allen Testproducts and increased sales of solenoid valves which carry a lower gross margin. Inclusion of lease financing revenues increased the gross margin in 1993, as such revenues do not have a related cost of sales. In 1992, the effect of inventory reductions resulted in a $1.8 million decrease in costs related to LIFO inventory liquidations compared to $0.5 million in 1993.

  Selling, General and Administrative Expense

     Selling, general and administrative expense ("SG&A") was $207.6 million, or 27.5% of revenues, in 1993 compared to $209.9 million, or 26.2% of revenues, in 1992. In 1993, expense was down from 1992 primarily due to the divestitures of SPR and Truth in the fourth quarter and the impact of the new ESOP accounting method. In 1993, the interest on the ESOP debt was classified as "interest expense, net" ($3.9 million), whereas, in 1992, the majority of this amount was included in SG&A. Offsetting these reductions was the acquisition of Allen Testproducts in June, a business with relatively high SG&A as a percentage of revenues.

 Operating Income (Loss)

     The following is operating income (loss) by business segment:

                                                                   YEAR
                                                             -----------------      INCREASE
                                                              1993       1992      (DECREASE)
                                                             ------     ------     ----------
                                                                  (DOLLARS IN MILLIONS)
    Specialty Service Tools................................  $(11.7)    $ 51.7       $(63.4)
    Original Equipment Components..........................   (46.5)      (7.0)       (39.5)
    SPX Credit Corporation.................................     5.5         --          5.5
    Businesses Sold in 1993................................    25.2       21.5          3.7
    General Corporate......................................   (15.4)     (17.1)         1.7
                                                             ------     ------     ----------
              Total........................................  $(42.9)    $ 49.1       $(92.0)
                                                             ------     ------     ----------
                                                             ------     ------     ----------

     Overall operating income (loss) was significantly reduced by the $27.5 million restructuring charge recorded in 1993. Excluding this restructuring charge, 1993 operating loss would have been $15.4 million compared to $49.1 million of income in 1992. This decrease is associated with lower sales of refrigerant recovery and recycling systems and integration costs at Automotive Diagnostics and SPT and SP Europe equity losses.

     Specialty Service Tools incurred an $11.7 million loss in 1993, which includes a $27.5 million restructuring charge for the combination of Bear Automotive and Allen Testproducts into the new Automotive Diagnostics division (see following paragraph). Excluding the restructuring charge, 1993 operating income would have been $15.8 million compared to $51.7 million of income in 1992. This decrease is associated with lower sales of refrigerant recovery and recycling systems and other integration costs at Automotive Diagnostics.

     The $27.5 million restructuring charge to combine the businesses into the Automotive Diagnostics division was recorded in the third quarter of 1993. Of the $27.5 million restructuring charge, approximately $16.0 million relates to work force reductions and associated costs. The combined businesses started with approximately 2,200 employees. That number was reduced to 1,800 at December 31, 1993 and will be at approximately 1,700 by the end of the second quarter of 1994. The charge also included $9.3 million of facility duplication and shutdown costs, including the write down of excess assets of $4.2 million (non-cash). The balance of the reserves at December 31, 1993 was approximately $14.5 million, which is principally required for remaining work force reduction and facility closing costs.

     Original Equipment Components' 1993 operating loss includes SPT equity losses of $26.9 million and SP Europe equity losses of $21.5 million. Offsetting these losses, to some extent, were the improved results of the Company's electronic solenoid valve operation.

  Interest Expense, net

     Interest expense, net, was $17.8 million in 1993 compared to $15.1 million in 1992. Interest costs have been decreasing since 1991 due to favorable rates and overall lower average borrowing levels. In 1993, interest expense increased by $3.9 million when compared to 1992 and 1991 levels as new accounting for the company's ESOP now recognizes the interest element on the ESOP debt. Prior to 1993, this expense was classified as administrative expense. The interest element on ESOP debt in 1992 and 1991, which was included in administrative expense, was $4.1 million and $4.0 million, respectively.

  Gain on Sale of Businesses

     A $105.4 million pretax gain on the sales of the Sealed Power Replacement division ($52.4 million) and the Truth division ($53 million) was recorded during the fourth quarter. The operating results of these units were included through their dates of divestiture, October 22, 1993 for SPR and November 5, 1993 for Truth. The combined aftertax gain was $64.2 million or $5.09 per share.

  Provision (Benefit) for Income Taxes

     The company's 1993 effective income tax rate for 1993 was 66% compared to 39.5% in 1992. The primary item affecting the 1993 rate was the inability to tax benefit the $21.5 million of SP Europe's equity losses as its foreign subsidiaries are in net operating loss carryforward positions. Also affecting the 1993 rate were certain items within the Automotive Diagnostics restructuring charge not being tax benefited and the cumulative effect of adjusting net deferred tax liabilities for the 1993 change in the U.S. federal income tax rate from 34% to 35%. The 1992 rate reflects a normal effective income tax rate.

  Cumulative Effect of Change in Accounting Methods, net of Taxes

     In 1993 and 1992, the company adopted three new accounting methods relating to its ESOP, postretirement benefits other than pensions, and income taxes. See
Note 2 to the consolidated financial statements for a detailed explanation of these changes.

  Extraordinary Loss, net of Taxes

     During the fourth quarter of 1993, the company determined to refinance both SPX and SPT debt. As a result, the company recorded an extraordinary charge of $37.0 million ($24.0 million aftertax) for costs associated with the early retirement of $415.0 million (principal amount) of debt expected to be refinanced. The aggregate amount to retire this indebtedness, including existing unamortized debt placement fees, will be $452.0 million.

FISCAL YEAR ENDED DECEMBER 31, 1992 AS COMPARED TO FISCAL YEAR ENDED DECEMBER
  31, 1991

  Revenues

     The following are revenues by business segment:

                                                                                   INCREASE
                                                              YEAR                (DECREASE)
                                                        -----------------     ------------------
                                                         1992       1991      AMOUNT     PERCENT
                                                        ------     ------     ------     -------
                                                                 (DOLLARS IN MILLIONS)
    Specialty Service Tools..........................   $539.6     $430.1     $109.5      25.5%
    Original Equipment Components....................     15.2        7.8        7.4       94.9
    Businesses Sold in 1993..........................    246.4      235.6       10.8        4.6
                                                        ------     ------     ------
              Total..................................   $801.2     $673.5     $127.7       19.0
                                                        ------     ------     ------
                                                        ------     ------     ------

     Overall revenues increased principally from increases within the Specialty Service Tools segment.

     Specialty Service Tools revenues increased over 1991 due to an increase of approximately $100 million in sales of refrigerant recovery and recycling systems. The segment also benefited from higher sales to franchised vehicle dealerships, the result of new model vehicle introductions and improved general economic conditions.

     Revenues of Original Equipment Components were up significantly from 1991 as more automatic transmissions incorporated the company's electronic solenoid valve.

  Gross Profit

     Gross profit was $268.0 million, or 33.5% of revenues, in 1992 compared to $211.8 million, or 31.5% of revenues, in 1991. This improvement as a percentage of revenues was primarily attributable to higher production activity and related cost absorption, previous cost reduction programs (including the closure of a plant in Arkansas), and general sales mix shift towards higher margin products than in 1991. In 1992, the effect of inventory reductions resulted in a $1.8 million decrease in costs related to LIFO inventory liquidation.

  Selling, General and Administrative Expense

     Selling, general and administrative expense was $209.9 million, or 26.2% of revenues, in 1992 compared to $194.0 million, or 28.8% of revenues, in 1991. The primary reason for the increase was the variable selling costs associated with the higher revenues. However, several other factors also contributed to the increase, including increases in health care costs, costs associated with an unsuccessful acquisition effort and the higher current year costs associated with adoption of SFAS No. 106 -- "Employers' Accounting for Postretirement Benefits Other Than Pensions."

  Operating Income (Loss)

     The following is operating income (loss) by business segment:

                                                                   YEAR
                                                             -----------------      INCREASE
                                                              1992       1991      (DECREASE)
                                                             ------     ------     ----------
                                                                  (DOLLARS IN MILLIONS)
    Specialty Service Tools................................  $ 51.7     $  3.3       $ 48.4
    Original Equipment Components..........................    (7.0)     (15.0)         8.0
    Businesses Sold in 1993................................    21.5       20.0          1.5
    General Corporate......................................   (17.1)     (20.2)         3.1
                                                             ------     ------     ----------
              Total........................................  $ 49.1     $(11.9)      $ 61.0
                                                             ------     ------     ----------
                                                             ------     ------     ----------

     Operating losses in 1991 were impacted by a $18.2 million special charge (discussed below). Excluding this special charge, 1991 operating income would have been $6.3 million compared to $49.1 million in 1992. The significant increase was principally due to income related to the incremental sales of refrigerant recovery and recycling systems as well as generally improved sales of specialty service tools.

     Specialty Service Tools' 1991 operating income was impacted by a special charge of $12.5 million related to organizational and facility consolidation of two operating units and the writeoff of certain capitalized computer software development costs due to conceptual changes in future product offerings. Without the special charge, 1991 operating income would have been $15.9 million compared to $51.7 million in 1992. In 1992, operating income increased primarily from approximately $100 million of incremental sales of refrigerant recovery and recycling systems as well as generally improved sales of specialty service tools.

     Original Equipment Components' operating losses decreased due to improvements at the company's solenoid valve operation and due to reduced SPT equity losses (a $2.4 million loss in 1992 compared to an $8.5 million loss in 1991). Also, 1991 operating losses included a $2.6 million special charge for the start-up related reduced value of RSV, a joint venture with Riken, which produces solenoid valves for the Asia Pacific Rim market.

     General corporate expenses in 1991 included a $3.0 million special charge related to losses on certain project development investments and notes receivable related to previous business unit sales.

  Interest Expense, net

     Interest expense, net, was $15.1 million in 1992 and $16.8 million in 1991 due primarily to lower short-term interest rates.

  Provision (Benefit) for Income Taxes

     The company's 1992 effective income tax rate was 39.5% compared to a 25.0% benefit in 1991. The 1992 rate represents a normal effective income tax rate. The 1991 rate of benefit was the result of the company not recognizing a deferred tax benefit on some cost elements included in the special charge recorded that year, as future tax realization was uncertain.

  Cumulative Effect of Change in Accounting Methods, net of Taxes

     In 1992, the company adopted two new accounting methods relating to postretirement benefits other than pensions, and income taxes. See Note 2 to the consolidated financial statements for a detailed explanation of these changes.

LIQUIDITY AND FINANCIAL CONDITION

     The company's liquidity needs arise primarily from capital investment in new equipment, funding working capital requirements and meeting interest costs.

     As a result of the company's acquisition activity in 1993, the company will be more leveraged than in the past. This financial leverage will require management to focus on cash flows to meet higher interest costs and to maintain dividends. Management believes that operations and the credit arrangements established will be sufficient to supply the future funds needed by the company.

     Management also believes that improvements in operations accomplished in 1993, coupled with completion of other cost reduction activities begun in 1993, will improve the cash flows of the company.

  Cash Flow

                                                                           YEAR
                                                               ----------------------------
                                                                1993       1992       1991
                                                               ------     ------     ------
                                                                      (IN MILLIONS)
    Cash flows from operating activities.....................  $ 25.3     $ 67.5     $ 67.4
    Cash flows from investing activities.....................    44.3      (24.9)     (34.9)
    Cash flows from financing activities.....................    38.5      (44.0)     (33.9)
                                                               ------     ------     ------
              Net cash flow..................................  $108.1     $ (1.4)    $ (1.4)
                                                               ------     ------     ------
                                                               ------     ------     ------

     Operating cash flow was significantly lower in 1993 than in 1992 due to lower operating earnings, the cash utilization of the Automotive Diagnostics division restructuring reserve, higher tax payments and increases in the amount of lease receivables.

     Cash flows from investing activities in 1993 reflected the net proceeds from the divestiture of SPR and Truth of approximately $189 million and the purchase of Allen Testproducts and Allen Group Leasing for approximately $102 million. In addition, 1993 included $19.9 million of advances to SP Europe prior to it being consolidated into the company's balance sheet compared to $3.1 million in 1992. In 1991, the $12.1 million purchase of Miller Special Tools and $5.0 million invested in SPT were included.

     Cash flows from financing activities reflected $37.7 million of debt reduction in 1992 compared to $44.0 million of additional borrowings in 1993. In 1991 a $24.2 million debt reduction was achieved.

     The resulting $108.1 million in 1993 cash flow was reflected in the year-end cash and temporary cash investment balance. A significant portion of this cash balance was utilized during the first quarter of 1994 to complete the acquisition of SPT and to refinance certain SPX debt.

  Capitalization

                                                                            DECEMBER 31
                                                                         -----------------
                                                                          1993       1992
                                                                         ------     ------
                                                                           (IN MILLIONS)
    Notes payable and current maturities of long-term debt.............  $ 94.0     $ 14.0
    Long-term debt.....................................................   336.2      160.3
                                                                         ------     ------
              Total Debt...............................................  $430.2     $174.3
    Shareholders' equity...............................................   145.4      185.5
                                                                         ------     ------
    Total Capitalization...............................................  $575.6     $359.8
                                                                         ------     ------
                                                                         ------     ------
    Total debt to capitalization ratio.................................   74.7%      48.4%

     At December 31, 1993, the company's total debt was composed of existing SPX debt of $220.0 million and of SPT debt of $210.2 million. In March 1994, the company extinguished approximately $205 million of the SPX debt by utilizing its existing cash balance and a portion of the new $250 million revolving credit facility. As of March 1994, the SPT debt remains outstanding.

     In March 1994, the company initiated the process to issue $260 million in senior subordinated notes. The issuance is expected to be completed before the end of the second quarter of 1994. At that time, the outstanding SPT debt will be extinguished using the proceeds from this offering. The December 31, 1993 unaudited pro forma presentation that follows assumes that both the revolving credit facility and the senior subordinated notes were available (in millions):

                                                                       CASH         DEBT
                                                                      ------       -------
    Actual at December 31, 1993...................................... $117.8       $ 430.2
      Payment to purchase 49% of SPT.................................  (39.0)           --
      Transaction and early extinguishment fees......................  (26.6)           --
      Use of existing cash to pay SPX debt...........................  (39.5)        (39.5)
      Payment of SPX debt with new revolver..........................     --        (165.3)
      Borrowings under new revolver..................................     --         165.3
                                                                      ------       -------
    Pro forma December 31, 1993 after Bank borrowings................ $ 12.7       $ 390.7
      Transaction and early extinguishment fees paid using new
         revolver....................................................     --          19.5
      Payment of SPT debt............................................     --        (210.2)
      Reduction of new revolver......................................     --         (49.8)
      Proceeds from sale of senior subordinated notes................     --         260.0
                                                                      ------       -------
    Pro forma December 31, 1993 after senior subordinated notes...... $ 12.7       $ 410.2
                                                                      ------       -------
                                                                      ------       -------

     On an unaudited pro forma basis, the following summarizes the debt outstanding and unused credit availability:

                                                                                         UNUSED
                                                           TOTAL         AMOUNT          CREDIT
                                                         COMMITMENT    OUTSTANDING    AVAILABILITY
                                                         ----------    -----------    ------------
                                                         (IN MILLIONS)
    Revolving Credit....................................   $225.0        $ 135.0         $ 90.0
    Senior Subordinated Notes...........................    260.0          260.0             --
    Industrial Revenue Bonds............................     15.2           15.2             --
                                                         ----------    -----------       ------
              Total.....................................   $500.2        $ 410.2         $ 90.0
                                                         ----------    -----------       ------
                                                         ----------    -----------       ------

     After completion of this refinancing, management believes that the additional availability of borrowings is sufficient to meet operational cash requirements, working capital requirements and capital expenditures planned for 1994.

     If the notes are not issued, the revolving credit facility commitment will remain at $250 million and be secured by the company's assets (excluding SPT) and the SPT debt will remain outstanding. The combination of the unused SPX revolver availability of $85 million and SPT unused credit availability of $46 million at December 31, 1993, would be sufficient to cover the company's 1994 operational cash requirements, working capital requirements and capital expenditures.

  Capital Expenditures

     Capital expenditures were $15.1 million in 1993, $20.4 million in 1992 and $19.4 million in 1991. Management expects to continue to incur incremental capital expenditures to develop new products, improve product and service quality, and expand the business. With the consummation of the purchase of SPT, capital expenditures will increase due to SPT's capital intensity. SPT's capital expenditures, net were $17.8 million in 1993, $12.9 million in 1992 and $13.1 million in 1991. Capital expenditures planned in 1994 for the company (including
SPT) are approximately $45 million. Significant projects include expanded cylinder sleeve manufacturing capabilities, an additional solenoid valve production line and a facility expansion at a major manufacturing plant. Management estimates that annual capital expenditures of approximately $15 million are required to maintain the company's (including SPT) current operations.

  Acquisitions and Divestitures

     After the acquisition and divestiture activity in 1993, management does not foresee any significant acquisitions or divestitures. Flexibility is available under the company's new revolving credit agreement to allow for strategically oriented acquisitions that directly complement the company's existing businesses.

SEASONALITY, WORKING CAPITAL AND CYCLICALITY

     The majority of the company's revenues are not subject to seasonal variation. Revenues of the Original Equipment Components segment are predominantly dependent upon domestic and foreign vehicle production which is cyclical and dependent on general economic conditions and other factors. Revenues of the Specialty Service Tools segment are dependent upon the frequency of new vehicle introductions and the general economic status of vehicle dealerships and aftermarket maintenance facilities. These factors can, therefore, affect the company's working capital requirements. However, because the company receives production forecasts and new vehicle introduction information from original equipment manufacturers, the company is able to anticipate and manage these requirements.

IMPACT OF INFLATION

     The company believes that inflation has not had a significant impact on operations during the period 1991 through 1993 in any of the countries in which the company operates.

OTHER MATTERS

     Accounting Pronouncements -- As of the beginning of 1994, the company must adopt Statement of Financial Accounting Standards, No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. The company does not anticipate that this standard will materially impact its financial position or results of operations upon adoption.

     Automotive Diagnostics -- At December 31, 1993, $74 million of goodwill relates to the Automotive Diagnostics division (which is composed of Bear Automotive and Allen Testproducts, which was acquired in 1993). This division has incurred significant operating losses in 1993 and in prior years. The company projects that, in the near future, the cost savings, market synergies and other factors which, in part, will be realized from the Bear Automotive and Allen Testproducts combination will result in non-discounted operating income sufficient to exceed goodwill amortization. However, should such projections require downward revision based on changed events or circumstances, this division's goodwill may require writedown. Although having no cash flow impact, the resulting charge, if any, could materially reduce the company's future reported results of operations and shareholders' equity. At this time, based upon present information, projections and strategic plans, the company has concluded that there has been no permanent impairment of the Automotive Diagnostic division's tangible or intangible assets.

     Tax Settlement -- During the fourth quarter of 1993, the company settled a dispute with the Internal Revenue Service regarding the company's tax deferred treatment of the 1989 transaction in which several operating units were contributed to SPT. The settlement of approximately $5 million in tax eliminates the IRS contention that one-half of the 1989 transaction was currently taxable. The settlement and interest will be paid during the second quarter of 1994 and is adequately provided for in the company's deferred income tax accounts.

     Actuarial Discount Rate -- At year-end 1993, the company (and SPT) reduced the discount rate used for computation of pension and other postretirement benefits to 7.5% from the previous 8.25%. This assumption change had no effect on 1993 results of operations, but will increase expense in the future. The company does not expect the increase to be material as certain other actuarial assumptions, including salary growth and medical trend rates, were also modified to reflect current experience. The future discount rate is subject to change as long-term interest rates and other such factors warrant.

     Environmental -- The company's operations and products are subject to federal, state and local regulatory requirements relating to environmental protection. It is the company's policy to comply fully with all such applicable requirements. As part of its effort to comply, management has established an ongoing internal compliance auditing program which has been in place since 1989. Based on current information, management believes that the company's operations are in substantial compliance with applicable environmental laws and regulations and the company is not aware of any violation that could have a material adverse effect on the business, financial condition or results of operations of the company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the company's business or operations in the future. See Note 18 to the consolidated financial statements for further discussion.

     Foreign Net Operating Loss Carryforwards -- The company has foreign net operating loss carryforwards ("NOLs") of approximately $32.5 million as of December 31, 1993. These NOLs are available to offset applicable future foreign taxable income and, for the most part, expire in years after 1996. These NOLs have been fully reserved through the valuation allowance due to uncertainty regarding the ability to realize these tax assets.

                        SPX CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

Report of Independent Public Accountants..............................................     23
Consolidated Financial Statements --
  Consolidated Balance Sheets -- December 31, 1993 and 1992...........................     24
  Consolidated Statements of Income for the three years ended December 31, 1993.......     25
  Consolidated Statements of Shareholders' Equity for the three years ended December
     31, 1993.........................................................................     26
  Consolidated Statements of Cash Flows for the three years ended December 31, 1993...     27
  Notes to Consolidated Financial Statements..........................................     28
Schedules omitted
  No schedules are submitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of SPX Corporation:

     We have audited the accompanying consolidated balance sheets of SPX CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPX Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 1993, the company changed its method of accounting for its Employee Stock Ownership Plan and Sealed Power Technologies Limited Partnership changed its method of accounting for postretirement benefits other than pensions and effective January 1, 1992, the company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.

                                            ARTHUR ANDERSEN & CO.

Chicago, Illinois,
March 25, 1994.

                        SPX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                         1993          1992
                                                                       ---------     --------
                                                                       (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
  Cash and temporary cash investments................................  $ 117,843     $  9,729
  Receivables (Note 12)..............................................    123,081       84,931
  Lease finance receivables -- current portion (Note 21).............     33,834           --
  Inventories (Note 13)..............................................    159,223      171,622
  Deferred income tax asset and refunds (Note 14)....................     54,489       18,601
  Prepaid and other current assets...................................     29,726       22,796
                                                                       ---------     --------
          Total current assets.......................................  $ 518,196     $307,679
INVESTMENTS (Note 15)................................................     13,446        2,156
PROPERTY, PLANT, AND EQUIPMENT, at cost (Note 16)....................  $ 367,832     $218,105
  Less: Accumulated depreciation.....................................    169,687      101,310
                                                                       ---------     --------
     Net property, plant, and equipment..............................  $ 198,145     $116,795
OTHER ASSETS.........................................................     39,452       38,835
LEASE FINANCE RECEIVABLES -- LONG-TERM (Note 21).....................     51,013           --
COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED (Note 17).......    204,149       94,863
                                                                       ---------     --------
TOTAL ASSETS.........................................................  $1,024,401    $560,328
                                                                       ---------     --------
                                                                       ---------     --------
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt (Note 19)...  $  93,975     $ 13,999
  Accounts payable...................................................     62,968       49,956
  Accrued liabilities (Note 27)......................................    229,998       54,177
  Income taxes payable (Note 14).....................................     11,864        7,375
                                                                       ---------     --------
          Total current liabilities..................................  $ 398,805     $125,507
LONG-TERM LIABILITIES (Note 10)......................................    123,235       18,931
SPT EQUITY LOSSES IN EXCESS OF INVESTMENT (Note 5)...................         --       15,904
DEFERRED INCOME TAXES (Note 14)......................................     20,787       54,176
COMMITMENTS AND CONTINGENCIES (Note 18)..............................
LONG-TERM DEBT (Note 19).............................................    336,187      160,320
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, authorized 3,000,000 shares; no
     shares issued (Note 20).........................................         --           --
  Common stock, $10 par value, authorized 50,000,000 shares; issued
     15,555,835 in 1993 and 15,535,978 in 1992 (Note 20).............    155,558      155,360
  Paid in capital....................................................     58,926       60,199
  Retained earnings..................................................     20,282       65,732
                                                                       ---------     --------
                                                                       $ 234,766     $281,291
  LESS: Common stock held in treasury (Note 20)......................     50,000       50,000
          Unearned compensation -- ESOP (Note 10)....................     35,900       44,181
          Minority interest (Note 9).................................      1,080           --
          Cumulative translation adjustments.........................      2,399        1,620
                                                                       ---------     --------
          Total shareholders' equity.................................  $ 145,387     $185,490
                                                                       ---------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................  $1,024,401    $560,328
                                                                       ---------     --------
                                                                       ---------     --------

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1993          1992         1991
                                                            ---------     --------     --------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                      SHARE AMOUNTS)
REVENUES (Note 3).........................................  $ 756,145     $801,169     $673,468
COSTS AND EXPENSES:
  Cost of products sold...................................    508,032      533,169      461,626
  Selling, general, and administrative expense............    207,607      209,945      193,943
  Other expense, net......................................      7,524        6,594        3,046
  Restructuring and special charges (Note 9)..............     27,500           --       18,200
  SPT equity losses (Note 5)..............................     26,845        2,407        8,532
  SP Europe equity losses (Note 15).......................     21,500           --           --
                                                            ---------     --------     --------
OPERATING INCOME (LOSS)...................................  $ (42,863)    $ 49,054     $(11,879)
  Interest expense, net...................................     17,882       15,061       16,853
  (Gain) on sale of businesses (Note 6)...................   (105,400)          --           --
                                                            ---------     --------     --------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING METHODS AND EXTRAORDINARY LOSS.....  $  44,655     $ 33,993     $(28,732)
PROVISION (BENEFIT) FOR INCOME TAXES (Note 14)............  $  29,455     $ 13,433     $ (7,172)
                                                            ---------     --------     --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING METHODS AND EXTRAORDINARY LOSS...............  $  15,200     $ 20,560     $(21,560)
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHODS, NET
     OF TAXES (Note 2)....................................  $ (31,800)    $ (5,700)    $     --
  EXTRAORDINARY LOSS, NET OF TAXES (Note 8)...............  $ (24,000)    $     --     $     --
                                                            ---------     --------     --------
NET INCOME (LOSS).........................................  $ (40,600)    $ 14,860     $(21,560)
                                                            ---------     --------     --------
                                                            ---------     --------     --------
INCOME (LOSS) PER SHARE OF COMMON STOCK:
  Before cumulative effect of change in accounting methods
     and extraordinary loss...............................  $    1.20     $   1.48     $  (1.56)
  Cumulative effect of change in accounting methods,
     net of taxes.........................................      (2.52)       (0.41)          --
  Extraordinary loss, net of taxes........................      (1.90)          --           --
                                                            ---------     --------     --------
  Net income (loss).......................................  $   (3.22)    $   1.07     $  (1.56)
                                                            ---------     --------     --------
                                                            ---------     --------     --------
Weighted average number of common shares outstanding (Note
  1)......................................................  12,604,000    13,856,000   13,828,000

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    COMMON
                                                   STOCK $10     PAID IN     RETAINED
                                                   PAR VALUE     CAPITAL     EARNINGS      OTHER
                                                   ---------     -------     --------     --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
PREVIOUSLY REPORTED BALANCE, DECEMBER 31, 1990...  $ 154,585     $59,976     $ 93,453     $(91,530)
  1989 and 1990 restatement (Note 5).............         --          --       (6,378)          --
                                                   ---------     -------     --------     --------
RESTATED BALANCE, DECEMBER 31, 1990..............  $ 154,585     $59,976     $ 87,075     $(91,530)
  Net loss.......................................         --          --      (21,560)          --
  Cash dividends ($.70 per share)................         --          --       (9,679)          --
  Earned ESOP shares.............................         --          --           --        1,823
  Tax benefit on dividends paid to ESOP trust....         --          --          378           --
  Translation adjustment.........................         --          --           --         (492)
  Vesting of restricted stock....................         --          --           --          113
  Issuance of restricted stock...................        120          32           --         (152)
                                                   ---------     -------     --------     --------
BALANCE, DECEMBER 31, 1991.......................  $ 154,705     $60,008     $ 56,214     $(90,238)
  Net income.....................................         --          --       14,860           --
  Cash dividends ($.40 per share)................         --          --       (5,541)          --
  Net shares sold under stock option plans.......        655         191           --           --
  Earned ESOP shares.............................         --          --           --        2,044
  Tax benefit on dividends paid to ESOP trust....         --          --          199           --
  Translation adjustment.........................         --          --           --       (7,742)
  Vesting of restricted stock....................         --          --           --          135
                                                   ---------     -------     --------     --------
BALANCE, DECEMBER 31, 1992.......................  $ 155,360     $60,199     $ 65,732     $(95,801)
  Net loss.......................................         --          --      (40,600)          --
  Cash dividends ($.40 per share)................         --          --       (5,040)          --
  Net shares sold under stock option plans.......        198          82           --           --
  Earned ESOP shares.............................         --      (1,355)          --        3,046
  Tax benefit on dividends paid to ESOP trust....         --          --          190           --
  Minority interest in SP Europe.................         --          --           --       (1,080)
  Translation adjustment.........................         --          --           --         (779)
  Cumulative effect of change in ESOP accounting
     method, net of taxes (Note 2)...............         --          --           --        5,100
  Vesting of restricted stock....................         --          --           --          135
                                                   ---------     -------     --------     --------
BALANCE, DECEMBER 31, 1993.......................  $ 155,558     $58,926     $ 20,282     $(89,379)
                                                   ---------     -------     --------     --------
                                                   ---------     -------     --------     --------

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1993         1992        1991
                                                              ---------    --------    --------
                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES: (Note 22).............  $  25,285    $ 67,489    $ 67,449
                                                              ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of Miller Tools.......................  $      --    $     --    $(12,100)
Investment in SPT...........................................         --          --      (5,000)
Investment in SP Europe.....................................    (19,900)     (3,117)     (1,272)
Investment in RSV...........................................         --      (2,618)         --
Payments for purchase of ATP and AGL........................   (101,957)         --          --
Payments for purchase of Lowener GmbH.......................     (7,014)         --          --
Net proceeds from sale of SPR division......................    117,516          --          --
Net proceeds from sale of Truth division....................     71,562          --          --
Capital expenditures........................................    (15,116)    (20,351)    (19,428)
Sale of property, plant and equipment, net..................       (797)      1,169       2,874
                                                              ---------    --------    --------
Net cash provided (used) for investing activities...........  $  44,294    $(24,917)   $(34,926)
                                                              ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under line of credit agreement....  $ (17,000)   $(19,000)   $(20,000)
Long-term borrowings........................................     19,937          --          --
Payments of long-term debt..................................    (12,207)    (16,544)     (4,493)
Increase (decrease) in notes payable and current maturities
  of long-term debt.........................................     53,283      (2,141)        244
Dividends paid..............................................     (5,040)     (5,541)     (9,679)
                                                              ---------    --------    --------
Net cash provided (used) for financing activities...........  $  38,973    $(43,226)   $(33,928)
                                                              ---------    --------    --------
Net cash provided (used)....................................  $ 108,552    $   (654)   $ (1,405)
                                                              ---------    --------    --------
Effect of exchange rate changes on cash.....................  $    (438)   $   (757)   $     --
                                                              ---------    --------    --------
Net increase (decrease) in cash and temporary cash
  investments...............................................  $ 108,114    $ (1,411)   $ (1,405)
Cash and temporary cash investments, beginning of period....      9,729      11,140      12,545
                                                              ---------    --------    --------
Cash and temporary cash investments, end of period..........  $ 117,843    $  9,729    $ 11,140
                                                              ---------    --------    --------
                                                              ---------    --------    --------
Supplemental disclosure of cash flows information:
  Cash payments for interest................................  $  18,347    $ 16,124    $ 16,425
  Cash payments (refunds), net for income taxes.............  $  40,454    $    110    $ (2,040)

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

(1) BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     The accounting and financial policies which affect significant elements of the consolidated financial statements of SPX Corporation (the "company") and which are not apparent on the face of the statements, or in other notes to the consolidated financial statements, are described below.

     Restatement -- As a result of the company's purchase of Riken Corporation's interest in Sealed Power Technologies Limited Partnership ("SPT") as of December 31, 1993, prior years' consolidated financial statements have been restated to reflect the company's 49% share of SPT's earnings or losses for prior years (see Note 5).

     Consolidation -- The consolidated financial statements include the accounts of the company and all of its majority-owned subsidiaries after the elimination of all significant intercompany accounts and transactions.

     Foreign Currency Translation -- Translation of significant subsidiaries results in unrealized translation adjustments being reflected as cumulative translation adjustment in shareholders' equity.

     Lease Finance Income Recognition -- The company's lease financing operation, SPX Credit Corporation, uses the direct financing method of accounting for leases. Under this method, the excess of future lease payments and estimated residual value over the cost of equipment leased is recorded as unearned income and is recognized over the life of the lease by the effective interest method.

     Deferred Service Revenue -- Revenue from service contracts and long-term maintenance arrangements has been deferred and will be recognized as revenue on a pro rata basis over the agreement periods.

     Research and Development Costs -- The company expenses currently all costs for development of products. Research and developments costs were $17.6 million in 1993, $14.7 million in 1992, and $13.1 million in 1991.

     Earnings Per Share -- Primary earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Common shares outstanding includes issued shares less shares held in treasury and, in 1993, unallocated and uncommitted shares held by the ESOP trust. The exclusion of unallocated and uncommitted shares held by the ESOP trust in 1993 is due to the company's adoption of Statement of Position 93-6 (see Note 2). Prior to 1993, unallocated and uncommitted shares held by the ESOP trust were included in weighted average number of common shares outstanding used for calculating earnings per share. Average weighted unallocated and uncommitted shares in the ESOP trust were 1,361,000 shares at the end of 1992 and 1,476,000 shares at the end of 1991. The potential dilutive effect from the exercise of stock options is not material.

(2) CHANGES IN ACCOUNTING METHODS

     In 1993 and 1992, the company adopted three new accounting methods relating to its Employee Stock Ownership Plan ("ESOP"), postretirement benefits, and income taxes. The effect of the change to these new accounting methods has been reflected in the consolidated statements of income as "Cumulative effect of change in accounting methods, net of taxes."

     Effective January 1, 1993, the company elected to adopt new accounting for its ESOP in accordance with Statement of Position 93-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants, issued in November of 1993. As part of this change, the company recorded a one time cumulative charge of $5.1 million pretax, or $3.3 million aftertax. This charge recognizes the cumulative difference of expense since the inception of the ESOP until January 1, 1993 to reflect the shares allocated

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993
method of accounting for ESOPs. As the company adopted this accounting change in the fourth quarter of 1993, previously reported 1993 quarterly information has been restated to reflect the change effective January 1, 1993. See Note 10 for further discussion of the effect of this change.

     Effective January 1, 1993, SPT adopted Statement of Financial Accounting Standards (SFAS) No. 106 -- "Employers' Accounting for Postretirement Benefits Other Than Pensions", using the immediate recognition transition option. SFAS No. 106 requires recognition, during the employees' service with the company, of the cost of their retiree health and life insurance benefits. At that date, the full accumulated postretirement benefit obligation was $89.5 million pretax. The company recorded its 49% share of this transition obligation, $28.5 million, net of deferred taxes of $15.4 million in the first quarter.

     Effective January 1, 1992, the company adopted SFAS No. 106 using the immediate recognition transition option. At January 1, 1992, the accumulated postretirement benefit obligation was $16.8 million and was recorded as a pretax transition obligation. The decrease in net earnings and shareholders' equity was $10.7 million after a deferred tax benefit of $6.1 million.

     Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109 -- "Accounting for Income Taxes." Under SFAS No. 109, deferred tax balances are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The cumulative effect of adoption as of January 1, 1992 was a $5.0 million aftertax benefit.

     As of the beginning of 1994, the company must adopt Statement of Financial Accounting Standards, No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. The company does not anticipate that this standard will materially impact its financial position or results of operations upon adoption.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

(3) SEGMENT AND GEOGRAPHIC INFORMATION

     The company is comprised of three business segments. Specialty Service Tools includes operations that design, manufacture and market a wide range of specialty service tools and diagnostic equipment primarily to the global motor vehicle industry. Original Equipment Components includes operations that design, manufacture and market component parts for light and heavy duty vehicle markets. SPX Credit Corporation, a lease financing operation, provides Specialty Service Tools customers with a leasing option for purchasing more expensive diagnostic testing, emission testing, and wheel service equipment. SPX Credit Corporation was created with the purchase of Allen Group Leasing in June of 1993.

                      BUSINESS SEGMENTS                           1993        1992       1991
- --------------------------------------------------------------  ---------   --------   --------
                                                                        (IN THOUSANDS)
Revenues:
  Specialty Service Tools.....................................  $ 503,600   $539,619   $430,074
  Original Equipment Components...............................     26,657     15,154      7,764
  SPX Credit Corporation......................................      8,974         --         --
  Businesses sold in 1993.....................................    216,914    246,396    235,630
                                                                ---------   --------   --------
          Total...............................................  $ 756,145   $801,169   $673,468
                                                                ---------   --------   --------
                                                                ---------   --------   --------
Operating income (loss):
  Specialty Service Tools (a).................................  $ (11,748)  $ 51,680   $  3,302
  Original Equipment Components (b)...........................    (46,477)    (7,053)   (14,946)
  SPX Credit Corporation......................................      5,483         --         --
  Businesses sold in 1993.....................................     25,249     21,531     20,005
  General corporate expenses..................................    (15,370)   (17,104)   (20,240)
                                                                ---------   --------   --------
          Total...............................................    (42,863)  $ 49,054   $(11,879)
                                                                ---------   --------   --------
                                                                ---------   --------   --------
Identifiable Assets:
  Specialty Service Tools.....................................  $ 383,295   $347,763   $355,736
  Original Equipment Components (Note 5)......................    343,816     21,771     19,301
  SPX Credit Corporation......................................     85,165         --         --
  Businesses sold in 1993.....................................         --    110,450    124,157
  General corporate (c).......................................    212,125     80,344     80,149
                                                                ---------   --------   --------
          Total...............................................  $1,024,401  $560,328   $579,343
                                                                ---------   --------   --------
                                                                ---------   --------   --------
Capital expenditures:
  Specialty Service Tools.....................................  $   7,479   $  6,823   $ 10,515
  Original Equipment Components...............................      1,014      3,944      3,477
  SPX Credit Corporation......................................         --         --         --
  Businesses sold in 1993.....................................      6,439      9,584      4,975
  General corporate...........................................        184         --        461
                                                                ---------   --------   --------
          Total...............................................  $  15,116   $ 20,351   $ 19,428
                                                                ---------   --------   --------
                                                                ---------   --------   --------
Depreciation and amortization:
  Specialty Service Tools.....................................  $  14,485   $ 14,960   $ 15,312
  Original Equipment Components...............................      1,796      1,487      1,160
  SPX Credit Corporation......................................         --         --         --
  Businesses sold in 1993.....................................      7,462      8,383      6,966
  General corporate...........................................        627        447        333
                                                                ---------   --------   --------
          Total...............................................  $  24,370   $ 25,277   $ 23,771
                                                                ---------   --------   --------
                                                                ---------   --------   --------

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

- ---------------

(a) 1993 includes a $27.5 million restructuring charge to merge Allen Testproducts and Bear Automotive into Automotive Diagnostics.

(b) 1993 includes $26.9 million of SPT equity losses and $21.5 million of SP Europe equity losses.

(c) Increase in 1993 was primarily the additional $108.1 million in cash resulting from the SPR and Truth divestitures.

     Revenues by business segment represent sales to unconsolidated customers. Intercompany sales between segments are not significant. Operating income (loss) by segment does not include general unallocated corporate expense, interest expense, income taxes and extraordinary items.

     Identifiable assets by business segment are those used in company operations in each segment. General corporate assets are principally cash, deferred tax assets, prepaid pension and prepaid health care expenses.

     Information about the company's operations in different geographic areas is as follows:

                                                                  1993        1992       1991
                                                                ---------   --------   --------
                                                                        (IN THOUSANDS)
Geographic Areas:
Revenues -- Unaffiliated customers:
  United States (a)...........................................  $ 637,143   $679,875   $544,103
  Other North America.........................................     21,719     24,593     25,623
  Other.......................................................     97,283     96,701    103,742
                                                                ---------   --------   --------
          Total...............................................  $ 756,145   $801,169   $673,468
                                                                ---------   --------   --------
                                                                ---------   --------   --------
Revenues -- Between affiliated customers:
  United States...............................................  $  34,934   $ 33,757   $ 34,406
  Other North America.........................................         --         --         36
  Other.......................................................      1,708        312        229
  Eliminations................................................    (36,642)   (34,069)   (34,671)
                                                                ---------   --------   --------
          Total...............................................  $      --   $     --   $     --
                                                                ---------   --------   --------
                                                                ---------   --------   --------
Operating income (loss):
  United States (b)...........................................  $ (19,549)  $ 47,304   $(17,084)
  Other North America.........................................       (192)     1,878        531
  Other (c)...................................................    (23,122)      (128)     4,674
                                                                ---------   --------   --------
          Total...............................................  $ (42,863)  $ 49,054   $(11,879)
                                                                ---------   --------   --------
                                                                ---------   --------   --------
Total assets:
  United States (Note 5)......................................  $ 893,172   $466,995   $479,458
  Other North America.........................................      8,591     10,121     11,423
  Other (d)...................................................    122,638     83,212     88,462
                                                                ---------   --------   --------
          Total...............................................  $1,024,401  $560,328   $579,343
                                                                ---------   --------   --------
                                                                ---------   --------   --------

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

- ---------------

(a) Included in the United States revenues are export sales to unconsolidated customers of $74.4 million in 1993, $64.0 million in 1992 and $55.4 million in 1991.

(b) 1993 includes a $27.5 million restructuring charge to merge Allen Testproducts and Bear Automotive into Automotive Diagnostics and $26.9 million of SPT equity losses.

(c) 1993 includes $21.5 million of SP Europe equity losses.

(d) 1993 includes assets resulting from the consolidation of SP Europe and assets acquired in the Lowener purchase during the third quarter.

     Approximately 9% in 1993, 13% in 1992 and 9% in 1991 of the company's consolidated sales were made to General Motors Corporation and its various divisions, dealers and distributors. No other customer or group of customers under common control accounted for more than 10% of consolidated sales for any of these years. With the effect of the consolidation of SPT, the percentage sales to General Motors will increase in the future. SPT's sales to General Motors were 25% in 1993, 27% in 1992 and 31% in 1991. SPT's sales to Ford Motor Company and its various divisions, dealers and distributors were 23% in 1993, 20% in 1992 and 15% in 1991. With the consolidation of SPT, sales to Ford should exceed 10% of consolidated sales in the future.

(4) ACQUISITION -- ALLEN TESTPRODUCTS AND ALLEN GROUP LEASING

     On June 10, 1993, the company acquired the Allen Testproducts division ("ATP") and its related leasing company, Allen Group Leasing ("AGL"), from the Allen Group, Inc. for $102 million. ATP is a manufacturer and marketer of vehicular test and service equipment. This acquisition has been recorded using the purchase method of accounting, and the results of ATP and AGL have been included in the company's consolidated statement of income since June 10, 1993. The purchase price has been allocated to the fair values of the net assets of ATP and AGL. The purchase price allocations recorded are based upon estimates available and may be revised at a later date. The excess of the purchase price over the estimated fair value of the net assets acquired of $16.3 million has been recorded as costs in excess of net assets acquired and is being amortized over the remaining life of goodwill from the 1988 acquisition of Bear Automotive (approximately 35 years). The purchase price allocation was as follows (in millions of dollars):

    Current assets............................................................... $ 37.7
    Property, plant & equipment..................................................    7.5
    Leasing assets...............................................................   75.8
    Cost in excess of net assets acquired........................................   16.3
    Liabilities..................................................................  (35.3)
                                                                                  ------
              Total.............................................................. $102.0
                                                                                  ------
                                                                                  ------

     Financing was obtained by a $50 million note with two banks, a $19.7 million, three year, 8%, note from the seller and the balance by utilizing the company's existing revolving credit line.

     The acquired businesses have been combined with the company's Bear Automotive division to form a single business unit called Automotive Diagnostics. In the third quarter of 1993, the company recorded a pretax $27.5 million restructuring charge to provide for substantial reduction in work force and facilities related to the combination. The restructuring charge was $18.5 million aftertax.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

(5) ACQUISITION -- SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP ("SPT")

     Effective December 31, 1993, the company acquired Riken Corporation's 49% interest in SPT for $39 million. Additionally, SPT will redeem the 2% management interest in SPT for $2.7 million. The company previously owned 49% of SPT. Accordingly, the net assets of SPT have been included in the accompanying consolidated balance sheet as of December 31, 1993. Prior to this acquisition, the company accounted for its investment using the equity method. Beginning in the first quarter of 1994, the results of operations of SPT will be reflected in the company's consolidated statements of income and cash flows.

     SPT designs and manufactures engine parts, castings and filters for the automotive and heavy duty original equipment manufacturers ("OEM") and the aftermarket. SPT was created in 1989 when the company contributed the Sealed Power, Contech, Filtran and Hy-Lift divisions to the newly created limited partnership. SPT obtained nonrecourse financing through a combination of bank debt and a public offering of subordinated debentures. In exchange for the net assets of the divisions contributed, the company received $245 million in cash from the partnership and a 49% interest in the partnership. As the debt incurred by SPT to fund this transaction was nonrecourse to the company, the company previously recorded a pretax $91 million gain in 1989, in accordance with guidance prescribed in Emerging Issues Task Force pronouncement 89-7. The cash distribution to the company resulted in an initial partnership capital deficit. SPT has had cumulative losses since its inception and, up to December 31, 1993, the company had carried its investment in SPT at zero. Because the SPT debt was nonrecourse, the company properly did not reflect its share of the equity losses of SPT and did not amortize the difference between its investment balance and its share of SPT's initial partnership capital deficit in its previously reported financial statements.

     As a result of the acquisition of the remaining 51% of SPT, as of December 31, 1993, the company accounted for this transaction as follows:

     1. The company recorded this acquisition using step acquisition accounting. Step acquisition accounting requires that when the company previously did not record its share of SPT's losses because the company's investment was zero and now, as a result of additional ownership, consolidates SPT, the company must retroactively reflect its share of SPT losses not previously recorded. Accordingly, the financial statements for the 1993 quarters and prior years were restated to record the company's previous 49% share of SPT's income or losses, the effect of amortizing the difference between its investment balance and its share of SPT's initial partnership capital deficit and an adjustment required to record the company's previous investment in SPT at historical cost.

     2. The 51% of SPT's net assets acquired has been included in the accompanying consolidated balance sheet at December 31, 1993 at estimated fair value based upon preliminary information which may be revised at a later date. The excess of the purchase price (including the acquired equity deficit of $87.9 million) over the estimated fair values of the net assets acquired was $97.1 million and has been recorded as costs in excess of net assets acquired and will be amortized over 40 years.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

     A summary of the purchase price allocation is as follows (in millions of dollars):

                                                            EXISTING     ACQUIRED
                                                              49%          51%         TOTAL
                                                            --------     --------     -------
    Current assets......................................... $   37.5     $   39.2     $  76.7
    Property, plant and equipment..........................     44.8         66.6       111.4
    Other assets...........................................      6.7          7.0        13.7
    Cost in excess of net assets acquired..................       --         97.1        97.1
    Current liabilities....................................    (26.2)       (27.2)      (53.4)
    Deferred income taxes..................................       --         16.0        16.0
    Long term liabilities..................................    (47.7)       (49.8)      (97.5)
    Debt...................................................   (103.0)      (107.2)     (210.2)
                                                            --------     --------     -------
              Subtotal.....................................    (87.9)        41.7       (46.2)
    SPT equity losses in excess of investment*.............                    --        87.9
                                                                         --------     -------
              Purchase Price...............................              $   41.7     $  41.7
                                                                         --------     -------
                                                                         --------     -------

- ---------------

* Represents the cumulative restatement of equity losses, including the company's 49% share of the 1993 SPT adoption of SFAS No. 106, recorded by the company prior to the consolidation of the net assets of SPT at December 31, 1993.

(6) DIVESTITURES

     During 1993, the company sold its Sealed Power Replacement and Truth divisions.

          Sealed Power Replacement ("SPR") -- On October 22, 1993, the company sold SPR to Federal-Mogul Corporation for approximately $141 million in cash. SPR distributes engine and undervehicle parts into the U.S. and Canadian aftermarket. Net proceeds, after income taxes, were approximately $117.5 million. The company recorded a pretax gain of $52.4 million after transaction and facility reduction expenses, or $32.4 million aftertax. The proceeds were used to reduce a portion of the company's debt and the excess invested in short term investments.

          Truth -- On November 5, 1993, the company sold Truth to Danks America Corporation, an affiliate of FKI Industries, Inc. for approximately $92.5 million in cash. In addition, the company will receive an annual royalty ranging from 1.0% to 1.5% of Truth's annual sales for a five year period following the closing (cumulatively not to exceed $7.5 million) which will be recorded as income as received. Truth manufactures and markets window and door hardware primarily in the U.S. and Canada. Net proceeds, after income taxes, were approximately $71.6 million. The company recorded a pretax gain of $53.0 million after transaction expenses, or $31.8 million aftertax. The proceeds were invested in short term investments.

     The final proceeds for these divestitures are based upon the closing balance sheet of each business. Any changes in proceeds as a result of adjustments to the closing balance sheets are not expected to be material.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

(7) PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

     The accompanying consolidated statements of income include the results of operations of Allen Testproducts ("ATP") and Allen Group Leasing ("AGL") from the date of acquisition, June 10, 1993, the results of the Sealed Power Replacement ("SPR") division through the date of disposition, October 22, 1993, the results of the Truth division through the date of disposition, November 5, 1993, the company's 49% share of the earnings or losses of SPT, and the equity losses of SP Europe. The following 1993 unaudited pro forma selected financial data reflects the acquisition of ATP and AGL and related restructuring, the divestiture of the SPR and Truth divisions, the acquisition of 51% of SPT, and the consolidation of SP Europe as if they had occurred as of January 1, 1993. Pro forma adjustments are described below. The 1992 pro forma assumes that these transactions occurred as of January 1, 1992 and comparable pro forma adjustments were made.

                                                                                                              1993        1992
                                  1993      ATP &                                      SPT     PRO FORMA       PRO         PRO
                               HISTORICAL   AGL(A)   DIVESTITURES(B)   SP EUROPE(C)    (D)      ADJUST        FORMA       FORMA
                               ----------   ------   ---------------   ------------   ------   ---------    ---------   ---------
                                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues......................  $  756.1    $32.4        $(217.0)         $ 40.6      $391.6    $    --     $ 1,003.7   $ 1,042.9
Cost and expenses:
  Cost of products............     508.0     14.1         (147.0)           44.6       337.8       (6.8)(a)     752.7       746.4
                                                                                                    2.0(d)
  SG&A........................     207.6     20.5          (44.5)            9.1        28.2      (10.2)(a)     210.7       223.6
  Other, net..................       7.5       --            (.2)             .5        (2.0)        .3(a)        4.2         1.7
                                                                                                   (4.3)(c)
                                                                                                    2.4(d)
  Restructuring charge........      27.5       --             --              --          --         --          27.5          --
  SPT equity losses...........      26.9       --             --              --          --      (26.9)(d)        --
  SP Europe equity losses.....      21.5       --             --              --          --      (21.5)(c)        --          --
                               ----------   ------       -------          ------      ------   ---------    ---------   ---------
Operating income (loss).......     (42.9)    (2.2 )        (25.3)          (13.6)       27.6       65.0           8.6        71.2
Interest, net.................      17.8      1.6             --              .9        27.1       (5.8)(e)      41.6        45.8
(Gain) on sale of business
  units.......................    (105.4)      --             --              --          --      105.4(f)         --
                               ----------   ------       -------          ------      ------   ---------    ---------   ---------
Income before income taxes....      44.7     (3.8 )        (25.3)          (14.5)         .5      (34.6)        (33.0)       25.4
Provision (benefit) for income
  taxes.......................      29.5       --             --              --          --      (35.8)(g)      (6.3)       13.6
                               ----------   ------       -------          ------      ------   ---------    ---------   ---------
Income (loss)(h)..............  $   15.2    $(3.8 )      $ (25.3)         $(14.5)     $   .5    $   1.2     $   (26.7)  $    11.8
                               ----------   ------       -------          ------      ------   ---------    ---------   ---------
                               ----------   ------       -------          ------      ------   ---------    ---------   ---------
Income (loss) per share.......  $   1.20                                                                    $   (2.12)  $    0.85
Weight average number of
  common shares outstanding...      12.6                                                                         12.6        13.9

- ---------------

(a) Historical results of ATP and AGL through June 10, 1993, the date of acquisition. Pro forma adjustments include a $6.8 million reduction in cost of products sold resulting from primarily work force reductions; a $10.2 million reduction in SG&A resulting from primarily work force reductions: and $0.3 million of additional goodwill amortization.

(b) SPR and Truth were divested during the fourth quarter of 1993. This represents the results of operations through the date of divestiture.

(c) SP Europe was consolidated as of December 31, 1993. This pro forma adds the results of operations for the full year. Pro forma adjustments include reflecting the minority owner's share of losses, $4.3 million, and $21.5 million to reverse the company's share of equity losses as SP Europe is consolidated in the pro forma.

(d) SPT was consolidated as of December 31, 1993. This pro forma adds the results of operations for the full year. Pro forma adjustments include $2.0 million of additional depreciation expense resulting from purchase accounting; $26.9 million to reverse the company's share of equity losses as SPT is consolidated in the pro forma; and $2.4 million to reflect goodwill amortization resulting from purchase accounting.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

(e) Adjustment to interest expense, net to reflect the financing to purchase ATP and AGL and 51% of SPT and to reflect the net proceeds from the sale of SPR and Truth. Proceeds in excess of expenditures are assumed to have reduced outstanding revolving credit, short-term notes and notes payable to The Allen Group. Any excess was then assumed to be invested in short-term investments.

(f) Reversal of gain on the sale of the SPR and Truth divisions.

(g) Adjustment to income tax expense to reflect a consolidated effective rate of 39%, which was then adjusted for the inability to tax benefit SP Europe losses and the effect of the change in U.S. federal income tax rate to 35% from 34% on deferred tax assets and liabilities.

(h) Income (loss) excludes cumulative effect of changes in accounting methods for ESOP accounting and SPT's 1993 SFAS No. 106 adoption and the 1993 extraordinary loss recorded for the early retirement of indebtedness.

     The unaudited pro forma selected results of operations does not purport to represent what the company's results of operations would actually have been had the above transactions in fact occurred as of January 1, 1993, or January 1, 1992 or project the results of operations for any future date or period.

(8) EXTRAORDINARY LOSS

     During the fourth quarter of 1993, the company determined to refinance both SPX and SPT debt. As a result, the company recorded an extraordinary charge of $37.0 million ($24.0 million after taxes) for extinguishment costs associated with the early retirement of $415 million (principal amount) of debt expected to be refinanced. The aggregate amount to retire this debt, including existing unamortized debt placement fees, will be $452 million. See Note 23 for further discussion of the refinancing.

(9) RESTRUCTURING AND SPECIAL CHARGES

     1993 -- During 1993, the company recorded a $27.5 million restructuring charge for the costs required to merge the Bear Automotive division with Allen Testproducts, acquired in June of 1993. This charge was recorded in the third quarter. Of the $27.5 million restructuring charge, approximately $16 million relates to work force reductions and associated costs. The combined businesses started with approximately 2,200 employees. That number was reduced to approximately 1,800 employees at December 31, 1993 and will be at approximately 1,700 employees by the end of the second quarter of 1994. The charge also included $9.3 million of facility duplication and shutdown costs, including the write down of excess assets of $4.2 million (non-cash). The balance of the reserves at December 31, 1993 is approximately $14.5 million, which is principally required for remaining work force reduction and facility closing costs.

     1991 -- In the third quarter of 1991, the company recorded a pretax special charge of $18.2 million which included; a $6.0 million charge associated with organizational and facility consolidation of two operating units which included employment reductions and facility closings; a $6.5 million charge-off of certain capitalized computer software development costs due to conceptual changes in future product offerings whereby these costs are more appropriately characterized as general software development; a $1.4 million net charge associated with consummation of two transactions with an overseas partner that relate to further globalization of the company's automotive original equipment affiliated businesses; and a $4.3 million charge for losses, resulting principally from recessionary conditions, on certain project development investments and notes receivable related to previous sales of certain business units.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

(10) EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

     The company has defined benefit pension plans which cover substantially all domestic employees. These plans provide pension benefits that are principally based on the employees' years of credited service and levels of earnings. Contributions in excess of pension expense are considered prepayments for financial accounting purposes. The company has determined that foreign defined pension plans are immaterial to the consolidated financial statements.

     Net periodic pension cost (benefit) included the following components:

                                                            1993        1992         1991
                                                          --------     -------     --------
                                                                   (IN THOUSANDS)
    Service cost-benefits earned during the period......  $  4,585     $ 3,973     $  3,577
    Interest cost on projected benefit obligation.......     6,852       6,088        5,743
    Actual gain on assets...............................   (19,633)     (9,363)     (27,778)
    Net amortization and deferral.......................     8,440      (1,136)      18,320
                                                          --------     -------     --------
    Net periodic pension cost (benefit).................  $    244     $  (438)    $   (138)
                                                          --------     -------     --------
                                                          --------     -------     --------
    Actuarial assumptions used:
    Discount rates......................................       7.5%       8.25%        8.25%
    Rates of increase in compensation levels............       5.0         5.5          5.5
    Expected long-term rate of return on assets.........       9.5         9.5          9.5

     Plan assets principally consist of equity and fixed income security investments. The following table sets forth the plans' funded status and amounts recognized in the company's consolidated balance sheets as Other Assets for its U.S. pension plans (in thousands):

                                                 DECEMBER 31, 1993               DECEMBER 31, 1992
                                            ---------------------------     ---------------------------
                                              ASSETS        ACCUMULATED       ASSETS        ACCUMULATED
                                              EXCEED         BENEFITS         EXCEED         BENEFITS
                                            ACCUMULATED       EXCEED        ACCUMULATED       EXCEED
                                             BENEFITS         ASSETS         BENEFITS         ASSETS
                                            -----------     -----------     -----------     -----------
Actuarial present value of benefit
  obligations:
  Vested benefit obligation...............   $ 151,217        $ 6,570        $  67,876       $      --
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
  Accumulated benefit obligation..........   $ 172,068        $ 7,395        $  70,661       $      --
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
  Projected benefit obligation............   $ 200,249        $ 7,395        $  87,604       $      --
  Plan assets at fair value...............     242,429          6,297          118,939              --
                                            -----------     -----------     -----------     -----------
  Projected benefit obligation less
     (greater) than plan assets...........   $  42,180        $(1,098)       $  31,335       $      --
  Unrecognized net (gain) loss............     (31,893)            34          (19,031)             --
  Prior service cost not yet recognized in
     net periodic pension cost............      10,183            607            1,909              --
  Unrecognized net asset at January 1,
     1985.................................        (220)            34             (407)             --
                                            -----------     -----------     -----------     -----------
  Prepaid pension cost recognized in the
     consolidated balance sheets..........   $  20,250        $  (423)       $  13,806       $      --
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------

     The significant increase in pension benefit obligations, assets and prepaid pension cost was due to the consolidation of SPT as of December 31, 1993.

     As part of the divestitures of the SPR and Truth divisions, the company recorded curtailment gains of $4.1 million. These gains have been included in the gain recognized on the sale of these divisions.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

     Prior to 1992, postretirement health care and life insurance benefits were recognized as expense when claims or premiums were paid. In 1992, the company adopted SFAS No. 106. These costs totaled $958,000 in 1991. The following summarizes the 1993 and 1992 expense for postretirement health and life insurance (in thousands):

                                                                           1993     1992
                                                                          ------   -------
    Recognition of transition obligation................................  $   --   $16,829
    Benefit cost for service during the the year --
      net of employee contributions.....................................     317       315
    Net amortization and deferral.......................................     (64)       --
    Interest cost on accumulated post-retirement
      benefit obligation................................................   1,338     1,306
                                                                          ------   -------
    Postretirement benefit cost.........................................  $1,591   $18,450
                                                                          ------   -------
                                                                          ------   -------

     The accumulated postretirement benefit obligation was actuarially determined based on assumptions regarding the discount rate and health care trend rates. The health care trend assumption applies to postretirement medical and dental benefits. Different trend rates are used for pre-age 65 and post-age 65 medical claims and for expected dental claims. The trend rate used for the medical plan was 15% initially, grading to a 6% ultimate rate by 1% each year for pre-65 claims; and 10.5% grading to 6% by .5% each year for post-age 65 claims. The trend rate for the dental plan was 6% each year. The liability was discounted using a 7.5% interest rate. Increasing the health care trend rate by one percentage point would increase the accumulated postretirement benefit obligation by $.7 million and would increase the 1993 postretirement benefit cost by $.1 million.

     The following table summarizes the accumulated benefit obligation (in thousands):

                                                           DECEMBER 31, 1993   DECEMBER 31, 1992
                                                           -----------------   -----------------
    Accumulated postretirement benefits obligation
      ("APBO")
      Retirees...........................................      $  56,084            $11,708
      Actives fully eligible.............................          9,399              1,463
                                                           -----------------   -----------------
      APBO fully eligible................................         65,483             13,171
      Actives not fully eligible.........................         24,112              3,271
                                                           -----------------   -----------------
      Total APBO.........................................      $  89,595            $16,442
    Assets...............................................           (845)                --
                                                           -----------------   -----------------
    Unfunded status......................................      $  88,750            $16,442
    Unrecognized:
      Prior service cost.................................         27,498              1,000
      Net gain (loss)....................................         (2,492)                --
                                                           -----------------   -----------------
    Accrued APBO included in long-term liabilities.......      $ 113,756            $17,442
                                                           -----------------   -----------------
                                                           -----------------   -----------------

     The significant increase in accumulated postretirement benefits obligation was due to the consolidation of SPT as of December 31, 1993. SPT adopted SFAS No. 106 in 1993.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     In June 1989, the company established an ESOP, which includes substantially all domestic employees not covered by collective bargaining agreements. The ESOP borrowed $50 million, which is guaranteed by the company, and used the proceeds to purchase 1,746,725 shares of common stock issued directly by the company. Employees vest in these shares based upon a predetermined formula. Employees may vote allocated shares directly, while the ESOP trustee will vote the unallocated shares proportionally on the same basis as the allocated shares were voted. During 1993, 1992 and 1991, 114,588, 114,735 and 114,870 shares were allocated to the employees, leaving 1,246,346 unallocated shares in the ESOP trust at December 31, 1993. The fair market value of these unallocated shares was $22.1 million at December 31, 1993. The company's contributions to the ESOP trust were as follows (in thousands of dollars):

                                                                    1993     1992     1991
                                                                   ------   ------   ------
    Compensation expense.........................................  $1,925   $5,548   $4,840
    Interest expense.............................................   3,902       --       --
    Dividends....................................................      --      590    1,113
    Principal payment............................................     288       --       --
                                                                   ------   ------   ------
              Total..............................................  $6,115   $6,138   $5,953
                                                                   ------   ------   ------
                                                                   ------   ------   ------

     With the change in ESOP accounting in 1993, compensation expense is now measured using the fair market value when the shares are committed to the employee. Interest expense represents the actual interest paid by the ESOP trust and any dividends paid on unallocated shares in the trust are recorded as direct debt principal payments rather than as dividends.

OTHER

     The company provides defined contribution pension plans for substantially all employees not covered by defined benefit pension plans. Collectively, the company's contributions to these plans were $683,000 in 1993, $848,000 in 1992 and $580,000 in 1991.

     The company provides a Retirement Savings Plan for eligible employees. Employees can contribute up to 15% of their earnings with the company matching a portion of the amount up to 6% of their earnings. The company's contribution to this plan was $875,000 in 1993, $715,000 in 1992 and $725,000 in 1991. Starting
in 1994, the company matching contribution will consist of unallocated ESOP shares.

(11) RELATED PARTY TRANSACTIONS

     Since the creation of SPT on May 30, 1989, the company has continued to provide certain administrative and insurance services to SPT. The costs associated with these services are identified and recovered from the partnership.

     In addition, the company's former Sealed Power Replacement division purchased replacement engine parts, principally piston rings, cylinder sleeves and valve lifters from SPT at arm's-length prices. Purchases from the partnership during 1993 through October 22 (date of sale of SPR), 1992 and 1991 were $21.5 million, $27.8 million and $27.0 million, respectively.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

(12) RECEIVABLES

     Changes in the reserve for losses on receivables were as follows:

                                                                 1993      1992      1991
                                                                -------   -------   -------
                                                                      (IN THOUSANDS)
    Balance at beginning of year..............................  $10,789   $ 9,541   $ 9,521
    Recorded in acquisition of SPT and due to consolidation of
      SP Europe...............................................      747        --        --
    Amount charged to income..................................    3,609     3,788     2,876
                                                                -------   -------   -------
                                                                $15,145   $13,329   $12,397
    Accounts written off, net of recoveries...................   (2,398)   (2,495)   (2,878)
    Reduction resulting from sale of SPR and Truth
      divisions...............................................   (3,588)       --        --
    Reclassifications and other...............................       18       (45)       22
                                                                -------   -------   -------
    Balance at end of year....................................  $ 9,177   $10,789   $ 9,541
                                                                -------   -------   -------
                                                                -------   -------   -------

     The company has a three year agreement, expiring in April 1994, with a financial institution whereby the company agreed to sell undivided fractional interests in designated pools of domestic trade accounts receivable, in an amount not to exceed $30 million. In order to maintain the balance in the designated pools of trade accounts receivable sold, the company sells participating interests in new receivables as existing receivables are collected. At December 31, 1993 and 1992, the company had sold $25.9 million and $30 million of trade accounts receivable under this program. Under the terms of this agreement, the company is obligated to pay fees which approximate the purchasers' cost of issuing a like amount in commercial paper plus certain administrative costs. The amount of such fees in 1993 and 1992 were $1,215,000 and $1,465,000 respectively. These fees are included in other expense, net.

(13) INVENTORIES

     Domestic inventories, amounting to $122.6 and $141.3 million at December 31, 1993 and 1992, respectively, are based on the last-in, first-out (LIFO) method. Such inventories, if priced on the first-in, first-out (FIFO) method, would have been approximately $17.7 and $34.8 million greater at December 31, 1993 and 1992, respectively. During 1993 and 1992, certain inventory quantities were reduced resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was to increase net income in 1993 by $455,000 and in 1992 by $1.8 million. Foreign inventories are valued at FIFO costs. None of the inventories exceed realizable values.

     The components of inventory at year-end were as follows:

                                                                       1993         1992
                                                                     --------     --------
                                                                     (IN THOUSANDS)
    Finished products............................................... $ 94,478     $128,043
    Work in process.................................................   29,324       16,835
    Raw materials and supplies......................................   35,421       26,744
                                                                     --------     --------
                                                                     $159,223..   $171,622
                                                                     --------     --------
                                                                     --------     --------

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

(14) INCOME TAXES

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                             1993        1992        1991
                                                            -------     -------     -------
    U.S. Federal:
      Current.............................................. $32,817     $ 8,180     $(4,925)
      Deferred.............................................  (9,521)      2,217      (4,842)
    State..................................................   4,411       1,363       1,060
    Foreign................................................   1,748       1,673       1,535
                                                            -------     -------     -------
              Total........................................ $29,455     $13,433     $(7,172)
                                                            -------     -------     -------
                                                            -------     -------     -------

     A reconciliation of the effective rate for income taxes shown in the consolidated statements of income with the U.S. statutory rate of 35% in 1993 and 34% in 1992 and 1991 is shown below:

                                                                    1993     1992     1991
                                                                    ----     ----     -----
    Amount computed at statutory rate.............................. 35.0%    34.0%    (34.0)%
    Increase (decrease) in taxes resulting from:
      U.S. rate change on net deferred taxes.......................  2.0       --        --
      Tax credits and incentives................................... (0.5)    (0.6)     (1.6)
      Foreign losses not tax benefitted............................ 22.8      6.1       3.1
      Foreign tax rates less than the statutory rate............... (1.8)    (1.1)     (1.9)
      State income taxes, net of federal income tax benefit........  5.8      2.5       2.8
      Amortization of goodwill and other acquisition costs.........  3.6      3.2       4.0
      Tax benefit of the Foreign Sales Corporation................. (2.0)    (3.1)     (3.4)
      Special charge items not tax benefitted......................   --       --       8.6
      Other, net...................................................  1.1     (1.5)     (2.6)
                                                                    ----     ----     -----
                                                                    66.0%    39.5%    (25.0)%
                                                                    ----     ----     -----
                                                                    ----     ----     -----

     No provision has been made for income and withholding taxes which would become payable upon distribution of the undistributed earnings of foreign subsidiaries and affiliates. It is the company's present intention to permanently reinvest these earnings in its foreign operations. The amount of undistributed earnings which have been reinvested in foreign subsidiaries and affiliates at December 31, 1993, was $26.7 million. It is not practical to determine the hypothetical U.S. federal income tax liability if all such earnings were remitted, but distribution as dividends at the end of 1993 would have resulted in payment of withholding taxes of approximately $1.4 million.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

     The following summarizes the detail of the deferred income tax provision (benefit) for 1991, which has not been restated in accordance with SFAS No. 109:

                                                                                  1991
                                                                             --------------
                                                                             (IN THOUSANDS)
    Receivable reserves.....................................................    $   (110)
    Inventories.............................................................        (568)
    Depreciation............................................................         306
    Health and medical costs................................................        (170)
    Pension.................................................................         146
    Employee benefit programs...............................................        (342)
    Special charge..........................................................      (3,191)
    Other, net..............................................................         459
                                                                             --------------
                                                                                $ (3,470)
                                                                             --------------
                                                                             --------------

     The components of the net deferred income tax assets (liabilities) were as follows:

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1993             1992
                                                                 ------------     ------------
                                                                        (IN THOUSANDS)
    Deferred income tax asset:
      Receivables reserve......................................    $  6,736         $  3,088
      Inventory................................................       5,835            7,505
      Debt extinguishment reserves.............................      13,000               --
      Compensation and benefit-related.........................       3,004            1,100
      Restructuring reserves...................................       4,226               --
      Divestiture-related reserves.............................       5,580               --
      Workers' compensation....................................       1,708            1,270
      Warranty reserve.........................................       2,216            2,786
      Other liabilities........................................       6,584             (175)
                                                                 ------------     ------------
    Current deferred tax asset.................................    $ 48,889         $ 15,574
                                                                 ------------     ------------
    Non-current deferred tax:
      Depreciation.............................................    $(24,300)        $(13,570)
      Postretirement health and life...........................      38,900            6,300
      Book basis investment greater than tax basis investment
         in affiliates.........................................     (31,400)         (46,906)
      Other....................................................      (3,987)              --
      Net operating loss carryforwards.........................      14,700            4,800
      Capital loss carryforwards...............................          --            8,900
      Valuation allowance......................................     (14,700)         (13,700)
                                                                 ------------     ------------
    Non-current deferred tax liability.........................    $(20,787)        $(54,176)
                                                                 ------------     ------------
    Net deferred tax asset (liability).........................    $ 28,102         $(38,602)
                                                                 ------------     ------------
                                                                 ------------     ------------

     Included on the consolidated balance sheets are U.S. federal income tax refunds of $5.6 million in 1993 and $3.0 million in 1992.

     At December 31, 1993, the company has net operating loss carryforwards attributable to foreign operations of approximately $32.5 million that are available to offset future taxable income. These loss

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

carryforwards expire as follows: $.6 million in 1994, $0 in 1995, $0 in 1996, $2.4 million in 1997, $1.5 million in 1998 and $28.0 million thereafter. During 1993, the company utilized $2.8 million of net operating loss carryforwards attributable to foreign operations, resulting in tax benefits of $1.2 million. The deferred tax asset related to the net operating loss carryforwards have been reserved in the valuation allowance.

     During the fourth quarter of 1993, the company settled a dispute with the Internal Revenue Service regarding the company's tax deferred treatment of the 1989 transaction in which several operating units were contributed to SPT. The settlement of approximately $5 million in tax eliminates the IRS contention that one half of the 1989 transaction was currently taxable. The settlement and interest will be paid during the second quarter of 1994 and is adequately provided for in the company's deferred income tax accounts.

(15) INVESTMENTS

     As of December 31, 1993, investments, as shown on the consolidated balance sheet, include equity investments in non-majority owned subsidiaries. These investments include the company's 50% owned interest in a U.S. joint venture, two 50% owned interests in joint ventures in Japan, a 40% interest in a Mexican company and a 50% interest in a German company. All of these investments are accounted for using the equity method. These investments, both individually and collectively, are not material to the company's consolidated financial statements.

     Until December 31, 1993, the company held a 49% interest in SPT. The pro rata share of earnings or losses and the amortization of the company's investment in SPT is reflected as "SPT equity losses" on the consolidated statements of income (see Note 5).

     Until December 31, 1993, the company reported that it held a 50% interest in SP Europe. As of December 31, 1993, Riken's pending 20% participation in SP Europe reverted to the company in connection with the transaction to acquire Riken's 49% interest in SPT. SP Europe had not been previously consolidated due to the company's deemed temporary control and because nonrecourse (to the partners) financing was being pursued. Up to December 31, 1993, the company carried its investment in SP Europe at zero. Due to the resulting 70% ownership, the company is recording its share of cumulative losses since the partnership formation in mid-1991 of $21.5 million. As of December 31, 1993, the balance sheet of this partnership is included in the consolidated financial statements, reflecting the company's 70% ownership and Mahle GmbH's 30% minority interest. Beginning in the first quarter of 1994, results of operations of SP Europe will be reflected in the consolidated statements of income and cash flows.

(16) PROPERTY, PLANT, AND EQUIPMENT AND RELATED ACCUMULATED
     DEPRECIATION

     The company uses principally the straight line method for computing depreciation expense over the useful lives of the property, plant and equipment. For income tax purposes, the company uses accelerated methods where permitted. Asset additions and improvements are added to the property accounts while maintenance and repairs, which do not renew or extend the lives of the respective assets, are expensed currently. Upon sale or retirement of depreciable properties, the related cost and accumulated depreciation are removed from the property accounts. The net gain or loss on disposition of property is reflected in income.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

     Changes in property, plant, and equipment accounts and in related accumulated depreciation for the three years ended December 31, 1993 were as follows:

                                                                   MACHINERY
                                                                      AND      CONSTRUCTION
                                               LAND      BLDGS.    EQUIPMENT   IN PROGRESS     TOTAL
                                              -------   --------   ---------   ------------   --------
                                              (IN THOUSANDS)
PROPERTY, PLANT & EQUIPMENT, AT COST:
BALANCE AT DECEMBER 31, 1990................  $ 6,586   $ 50,378   $ 123,392     $  6,398     $186,754
  Additions, at cost........................      245      4,362      14,788           33       19,428
  Retirements, at cost......................   (1,283)      (699)     (2,380)          --       (4,362)
  Reclassifications and other...............      699         63        (454)          --          308
                                              -------   --------   ---------   ------------   --------
BALANCE AT DECEMBER 31, 1991................  $ 6,247   $ 54,104   $ 135,346     $  6,431     $202,128
  Additions, at cost........................       18      2,314      18,415         (396)      20,351
  Retirements, at cost......................      (48)      (515)     (5,376)          --       (5,939)
  Reclassifications and other...............      280      2,417      (1,132)          --        1,565
                                              -------   --------   ---------   ------------   --------
BALANCE AT DECEMBER 31, 1992................  $ 6,497   $ 58,320   $ 147,253     $  6,035     $218,105
  Additions, at cost........................      840      1,920      10,998        1,358       15,116
  Recorded in acquisitions of ATP and SPT
     and due to consolidation of SP
     Europe.................................    4,551     40,552     169,903        1,253      216,259
  Assets sold in connection with divestiture
     of units...............................   (1,174)   (15,280)    (55,241)      (3,325)     (75,020)
  Retirements, at cost......................      (15)      (502)     (5,541)          --       (6,058)
  Reclassifications and other...............       81       (474)        448         (625)        (570)
                                              -------   --------   ---------   ------------   --------
BALANCE AT DECEMBER 31, 1993................  $10,780   $ 84,536   $ 267,820     $  4,696     $367,832
                                              -------   --------   ---------   ------------   --------
                                              -------   --------   ---------   ------------   --------

                                                                            MACHINERY
                                                                               AND
                                                                  BLDGS.    EQUIPMENT    TOTAL
                                                                  -------   ---------   --------
                                                                          (IN THOUSANDS)
ACCUMULATED DEPRECIATION:
BALANCE AT DECEMBER 31, 1990....................................  $10,797   $  58,045   $ 68,842
  Additions-charged to income...................................    2,443      16,449     18,892
  Deductions-retirements, renewals,transfers, dispositions and
     replacements...............................................      (43)     (2,086)    (2,129)
  Reclassifications and other...................................      226         (22)       204
                                                                  -------   ---------   --------
BALANCE AT DECEMBER 31, 1991....................................  $13,423   $  72,386   $ 85,809
  Additions-charged to income...................................    3,196      16,393     19,589
  Deductions-retirements, renewals, transfers, dispositions and
     replacements...............................................     (201)     (4,549)    (4,750)
  Reclassifications and other...................................    1,156        (494)       662
                                                                  -------   ---------   --------
BALANCE AT DECEMBER 31, 1992....................................  $17,574   $  83,736   $101,310
                                                                  -------   ---------   --------
  Additions-charged to income...................................    2,611      16,476     19,087
  Additions-carryover basis in SPT..............................   15,810      75,661     91,471
  Deductions-retirements, renewals, transfers, dispositions and
     replacements...............................................     (245)     (2,782)    (3,027)
  Deductions-assets sold in connection with divestitures of
     units......................................................   (4,499)    (34,508)   (39,007)
  Reclassifications and other...................................       --        (147)      (147)
                                                                  -------   ---------   --------
BALANCE AT DECEMBER 31, 1993....................................  $31,251   $ 138,436   $169,687
                                                                  -------   ---------   --------
                                                                  -------   ---------   --------

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

(17) COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

     At December 31, 1993 and 1992, total costs in excess of net assets of businesses acquired were $223.3 and $113.2 million, respectively, and accumulated amortization of costs in excess of net assets of businesses acquired was $19.2 and $18.3 million, respectively. The increase is attributable to the acquisition of ATP and AGL, $16.3 million, and the acquisition of 51% of SPT, $97.1 million. Amortization was $3.4 million in 1993, $3.4 million in 1992 and $3.1 million in 1991.

     The company amortizes costs in excess of the net assets of businesses ("goodwill") acquired on a straight-line method over the estimated periods benefitted, not to exceed 40 years. After an acquisition, the company periodically reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible impairment, the company uses projections to assess whether future operating income on a non-discounted basis (before goodwill amortization) of the unit is likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a write down of goodwill to recoverable value is appropriate.

     At December 31, 1993, $74 million of goodwill relates to the Automotive Diagnostics division (which is composed of Bear Automotive and Allen Testproducts, which was acquired in 1993). This division has incurred significant operating losses in 1993 and in prior years. The company projects that, in the near future, the cost savings, market synergies and other factors which, in part, will be realized from the Bear Automotive and Allen Testproducts combination will result in non-discounted operating income sufficient to exceed goodwill amortization. However, should such projections require downward revision based on changed events or circumstances, this division's goodwill may require writedown. Although having no cash flow impact, the resulting charge, if any, could materially reduce the company's future reported results of operations and shareholders' equity. At this time, based upon present information, projections and strategic plans, the company has concluded that there has been no permanent impairment of the Automotive Diagnostics division's tangible or intangible assets.

(18) COMMITMENTS AND CONTINGENT LIABILITIES

     The company leases certain offices, warehouses and equipment under lease agreements which expire at various dates through 2006. Future minimum rental commitments under non-cancelable operating leases are $10.9 million for 1994, $8.8 million for 1995, $6.3 million for 1996, $4.0 million for 1997, $2.9 million for 1998 and aggregate $14.5 million thereafter. Rentals on these leases were approximately $12.9 million in 1993, $9.3 million in 1992 and $10.8 million in 1991.

     Certain claims, including environmental matters, suits and complaints arising in the ordinary course of business, have been filed or are pending against the company. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position or results of operations of the company if disposed of unfavorably. Additionally, the company has insurance to minimize its exposures of this nature.

     The company's operations and products are subject to federal, state and local regulatory requirements relating to environmental protection. It is the company's policy to comply fully with all such applicable requirements. As part of its effort to comply, management has established an ongoing internal compliance auditing program which has been in place since 1989. Based on current information, management believes that the company's operations are in substantial compliance with applicable environmental laws and regulations and the company is not aware of any violation that could have a material adverse effect on the business, financial condition or results of operations of the company. There can be no assurance, however, that

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the company's business or operations in the future.

     The company is also subject to potential liability for the costs of environmental remediation. This liability may be based upon the ownership or operation of industrial facilities where contamination may be found as well as contribution to contamination existing at offsite, non-owned facilities. These offsite remediation costs cannot be quantified with any degree of certainty. At this time, management can estimate the environmental remediation costs only in terms of possibilities and probabilities based on available information.

     The company is involved as a potentially responsible party ("PRP") under the Comprehensive, Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, or similar state superfund statutes in eight active proceedings involving off-site waste disposal facilities. At three of these sites it has been established that the company is a de minimis contributor. A determination has not been made with respect to the remaining five sites, but the company believes that it will be found to be a de minimis contributor at three of them. Based on information available to the company, which in most cases includes estimates from PRPs and/or federal or state regulatory agencies for the investigation, clean up costs at these sites, data related to the quantities and characteristics of materials generated at or shipped to each site, the company believes that the costs for each site are not material and in total the anticipated clean up costs of current PRP actions would not have a material adverse effect on the company's financial condition or operations.

     In the case of contamination existing upon properties owned or controlled by the company, the company has established reserves which it deems adequate to meet its current remediation obligations.

     There can be no assurance that the company will not be required to pay environmental compliance costs or incur liabilities that may be material in amount due to matters which arise in the future or are not currently known to the company.

     During 1988, the company's Board of Directors adopted executive severance agreements which create certain liabilities in the event of the termination of the covered executives following a change of control of the company. The aggregate commitment under these executive severance agreements should all 7 covered employees be terminated is approximately $10 million.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

(19) NOTES PAYABLE AND DEBT

     The following table summarizes the company's current and long-term debt obligations as they existed at December 31, 1993 and 1992. During the first quarter of 1994, the company significantly restructured this debt. Refer to Note 23 for further explanation of this subsequent refinancing.

                                                                         1993           1992
                                                                       --------       --------
                                                                       (IN THOUSANDS)
SPX
  Senior Notes, 9.72%, due in annual installments from 1994 through
     2000............................................................. $ 53,000       $ 53,000
  Senior Notes, 9.58%, $5 million due in 1993, the remainder due in
     1995.............................................................   22,000         27,000
  Revolving Credit Loans..............................................       --         17,000
  Industrial Revenue Bonds, with interest rates established monthly based on an index of short-term municipal bond interest rates,
     due 2010 to 2025.................................................   15,200         15,200
  Note to Allen Group, 8.0%, due in annual installments from 1994
     through 1996.....................................................   19,737             --
  Bank loans, LIBOR plus  7/8%, due May 1994..........................   50,000             --
  Long-Term Debt -- ESOP Guarantee....................................   42,062         44,275
  Other...............................................................   17,957         17,844
                                                                       --------       --------
          Total SPX debt.............................................. $219,956       $174,319
                                                                       --------       --------
SPT
  Senior subordinated debentures, 14.5%, due May 15, 1999, with
     mandatory sinking fund payment of $50 million on May 15, 1998.... $100,000       $     --
  Term bank loan, with interest rates established periodically based on prime or LIBOR rates, due in varying quarterly installments
     through September 30, 1996.......................................   78,863             --
  Revolving Credit Loans..............................................   30,000             --
  Other...............................................................    1,343             --
                                                                       --------       --------
          Total SPT debt.............................................. $210,206       $     --
                                                                       --------       --------
          Total Consolidated debt..................................... $430,162       $174,319
  Less current maturities.............................................   93,975         13,999
                                                                       --------       --------
          Total Long-Term Debt........................................ $336,187       $160,320
                                                                       --------       --------
                                                                       --------       --------

     Aggregate maturities of total debt are as follows before the debt refinancing described in Note 23:

                                                             SPX         SPT        TOTAL
                                                           -------     -------     --------
                                                           (IN THOUSANDS)
    1994.................................................. $67,275     $26,700     $ 93,975
    1995..................................................  43,700      28,900       72,600
    1996..................................................   9,500      54,600       64,100
    1997..................................................  11,200          --       11,200
    1998..................................................   3,400      50,000       53,400
    Thereafter............................................  84,881      50,006      134,887

SPX

     Revolving credit loans, under revolving credit agreements dated July 1, 1991 as amended, aggregating $75 million with five banks, have terms of one year. During the period of the revolving credit loans, the borrowings will bear interest at negotiated rates not to exceed prime. The company has agreed to pay the

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

banks commitment fees of 3/8% per annum of the unused portion of the credit commitments. The credit agreements do not require the company to maintain any additional balances at the participating banks, and the agreements can be reduced in amount or terminated at any time at the option of the company. At December 31, 1993, the company had unused lines of revolving credit of $75 million. This facility was replaced by a new revolving credit agreement dated March 1994 (see Note 23).

     The company has guaranteed a note purchase agreement with certain insurance companies under its ESOP. This loan bears interest at 9.04%. Principal is payable in fifteen annual installments commencing June 1990. The company's semiannual contributions to the ESOP trust enable the trust to make interest and principal payments. Additionally, dividends on the ESOP's unallocated shares are used to make interest and principal payments and are deductible for income tax purposes. Dividends on unallocated shares were $545,000 in 1993, $590,000 in 1992 and $1,113,000 in 1991. Beginning in 1993, as a result of new ESOP accounting, these dividends are no longer reflected as dividends in the consolidated financial statements and are accounted for as direct principal payments. This facility will be terminated by the end of March 1994 and will be replaced by the new revolving credit agreement.

     The company is subject to a number of restrictive covenants under the various debt agreements. At December 31, 1993 without consideration of the availability of the new revolving credit agreement, the company is in default on the following restrictive covenants due to the consolidation of SP Europe and the purchase of Riken's 49% ownership interest in SPT; (a) the company is required to maintain a consolidated fixed charge ratio of 1.5 to 1.0, at December 31, 1993 it is .54 to 1.0, (b) the company is required to maintain consolidated net tangible assets of at least 160% of consolidated funded indebtedness, at December 31, 1993 it is 122%, (c) the company will not declare dividends that exceed the sum of $40 million plus cumulative consolidated net income since May 31, 1989, at December 31, 1993, cumulative dividends exceeded the limitation by $32 million, and (d) the company is required to maintain consolidated current assets of at least 150% of current liabilities, at December 31, 1993 it was 130%. These restrictive covenant defaults pertain to the $53 million of senior notes, the $22 million of senior notes, the $75 million revolving credit line, the $19.7 million note to the Allen Group, Inc. and the guaranteed $42.1 million ESOP note and make the debt payable on demand should the conditions of default continue after notification. However, in March 1994, the company obtained a new revolving credit facility of $250 million and will utilize this facility to repay this defaulted debt (see Note 23). As the new credit facility expires in 1999, the debt existing at December 31, 1993 has been classified as long-term.

     Included in interest expense, net, was $1.5 million in 1993, $0.5 million in 1992 and $0.5 million in 1991 of interest income.

SPT

     The Term Bank Loan and the Revolving Credit Loans are provided by a syndicate of ten banks. SPT has unused available credit of up to $25 million on the revolving credit agreement as of December 31, 1993, subject to receivable and inventory balances. Additionally, $16 million of financing is available through the Deferred Term Loan Facility under the Bank Credit Agreement to make payments on borrowings under the Term Loan Facility should funds not be sufficient to make scheduled amortization payments due under the Term Loan Facility. SPT also has $5 million available on a swingline loan facility used to manage daily cash receipts and disbursements. Loans under this facility are payable in 5 days. Management believes the facilities are adequate to cover the 1994 financing requirements of SPT.

     SPT has entered into hedging arrangements which fix the interest rate of approximately $70 million of the bank borrowings at 11 1/2% for a period ranging from one to three years. The unhedged bank loans bear interest at 1 1/4% over the prime rate or 2 1/4% over the LIBOR rate. The rates are set, at SPT's option, for various

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

periods up to one year in length. Substantially all of SPT's assets are pledged as collateral for loans under the Bank Credit Agreement.

     SPT is subject to a number of restrictive covenants under the Bank Credit Agreement, as amended, and the Indenture related to the subordinated debentures. Under the most restrictive of these covenants as of year-end, SPT must: (a) meet a fixed charge coverage ratio of 1.10 to 1; (b) meet a cash interest expense coverage ratio of 1.90 to 1; (c) meet a current ratio of 1.5 to 1; and (d) limit capital expenditures for the year ended December 31, 1993 to $18 million. At year-end, SPT's actual fixed charge ratio was 1.12 to 1; its cash interest expense coverage ratio was 2.04 to 1; its current ratio was 1.5 to 1 and net capital expenditures were approximately $17.8 million. The cash interest expense coverage ratio becomes more restrictive in future periods. The covenants also restrict distributions to the partners.

     Financing costs incurred by SPT were being amortized over the life of the respective borrowings. Amortization of $1.2 million was recorded in 1993, 1992 and 1991 with the remaining $3.9 million written off as part of the debt extinguishment charge (see Note 8).

     At December 31, 1993, substantially all of SPT's assets are pledged as collateral under SPT's bank credit agreements. The distribution of these assets, as well as partnership distributions, to the company from SPT are restricted. The company's planned second quarter issuance of $260 million of senior subordinated notes and concurrent payment of the SPT lenders will remove this restriction. Should the notes not be issued, the SPT indebtedness will remain in place, including the restrictions.

(20) CAPITAL STOCK

     Authorized shares of common stock (par value $10.00) total 50,000,000 shares. Common shares issued and outstanding are summarized in the table below.

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                    1993       1992       1991
                                                                   ------     ------     ------
                                                                   (IN THOUSANDS)
Shares of Common Stock
  Issued.......................................................... 15,556     15,536     15,471
  In treasury..................................................... (1,633)    (1,633)    (1,633)
                                                                   ------     ------     ------
  Outstanding..................................................... 13,923     13,903     13,838
                                                                   ------     ------     ------
                                                                   ------     ------     ------
  ESOP trust -- unallocated.......................................  1,246      1,361      1,476

     The company's treasury stock was purchased in the last half of 1989 at an average cost of $30 5/8 per share using $50 million of proceeds from the creation of the company's leveraged ESOP.

     The company has 3,000,000 shares of preferred stock, no par value, authorized, but no shares have been issued.

     In June 1989, the company established an employee stock ownership plan
(ESOP). 1,746,725 shares of common stock were issued to the ESOP trust in exchange for $50 million. These shares were issued at market value ($28 5/8 per share) and the appropriate amounts are included in common stock and paid in capital.

     The company restated, amended and renamed its 1982 Stock Option Plan to the 1992 Stock Compensation Plan, effective December 15, 1992. Under the new Stock Compensation Plan, up to 700,000 shares of the company's common stock may be granted to key employees with those shares still available for use under the 1982 Stock Option Plan being carried forward and forming a part of the 700,000 shares. Awards of incentive stock options, nonqualified stock options, stock appreciation rights (SAR's), performance units and restricted

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

stock may be made under the Plan although no more than 200,000 shares may be granted in the form of restricted stock. The Plan also authorizes the granting of stock options to directors.

     Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options at an option price per share of no less than the fair market value of the common stock of the company on the date of grant. The options become exercisable six months after the date of the grant and expire no later than 10 years from the date of grant (or 10 years and 1 day with respect to nonqualified stock options).

     SAR's may be granted to key employees either in conjunction with the awarding of nonqualified stock options or on a stand-alone basis. The SAR's entitle the holder to receive a cash payment equal to the excess of the fair market value of a share of common stock of the company over the exercise price of the right at the date of exercise of the right.

     Performance units, which are equivalent to a share of common stock, may be granted to key employees and may be earned, in whole or in part, dependent upon the attainment of performance goals established at the time of grant.

     Restricted stock may be granted to key individuals to recognize or foster extraordinary performance, promotion, recruitment or retention. At the time of the grant, restrictions are placed on ownership of the shares for a stated period of time during which a participant will not be able to dispose of the restricted shares. Upon lapse of the restriction period, complete ownership is vested in the participant and the shares become freely transferable.

     A summary of common stock options, SAR's, and restricted stock issued under the company's Stock Compensation Plan is as follows:

                                                                1993        1992         1991
                                                               -------     -------     --------
Stock Options:
  Outstanding at beginning of year............................ 877,140     735,818      634,729
  Granted..................................................... 148,400     215,750      281,350
  Exercised................................................... (21,903)    (74,428)          --
  Surrendered/canceled........................................ (79,337)         --     (180,261)
                                                               -------     -------     --------
  Outstanding at end of year.................................. 924,300     877,140      735,818
                                                               -------     -------     --------
                                                               -------     -------     --------
  Price of options exercised and outstanding.................. $11.38-     $11.38-      $11.38-
                                                                 28.00       28.00        28.00
Restricted stock granted during year..........................      --          --       12,000
Shares reserved and available for future grants............... 442,387     511,450       74,375
Stock Appreciation Rights:
  Outstanding at beginning of year............................      --          --      171,100
  Granted.....................................................      --          --           --
  Exercised...................................................      --          --           --
  Surrendered/canceled........................................      --          --     (171,100)
                                                               -------     -------     --------
  Outstanding at end of year..................................      --          --           --
                                                               -------     -------     --------
                                                               -------     -------     --------

     Preferred stock is issuable in series with the Board of Directors having the authority to determine, among other things, the stated value of each series, dividend rate, conversion rights and preferences in liquidation or redemption.

     On June 25, 1986, the company entered into a Rights Agreement which was amended and restated as of October 20, 1988. Pursuant to the Rights Agreement, in July 1986, the company issued a dividend of one

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

preferred stock purchase right on each outstanding share of common stock. Each right entitles the holder, upon the occurrence of certain events, to purchase one one-hundredth of a share of a new series of junior participating preferred stock for $100. Furthermore, if the company is involved in a merger or other business combination at any time after the rights become exercisable, the rights will entitle the holder to buy the number of shares of common stock of the acquiring company having a market value of twice the then current exercise price of each right. Alternatively, if a 20% or more shareholder acquires the company by means of a reverse merger in which the company and its stock survive, or engages in self-dealing transactions with the company, or if any person acquires 20% or more of the company's common stock, then each right not owned by a 20% or more shareholder will become exercisable for the number of shares of common stock of the company having a market value of twice the then current exercise price of each right. The rights, which do not have voting rights, expire on July 15, 1996, and may be redeemed by the company at a price of $.05 per right at any time prior to their expiration.

(21) SPX CREDIT CORPORATION

     In June of 1993, the company acquired Allen Group Leasing from The Allen Group, Inc. (see Note 4). The company's SP Financial division was merged with this lease financing unit and has been renamed SPX Credit Corporation ("SPX CC"). SPX CC provides direct financing leasing alternatives to primarily electronic diagnostic, emissions testing, and wheel service equipment customers in the United States and Canada.

     SPX CC purchases equipment for lease to others from the company's Specialty Service Tools divisions, its sole supplier, at prices comparable to those to third parties. The aggregate cost of equipment purchased from Specialty Service Tool divisions amounted to approximately $16.0 million in 1993. The company's Specialty Service Tools divisions charge a commission representing an origination fee for providing leases and for the cost of services provided to SPX CC with respect to the negotiation and consummation of new leases in the amount of $521,000 for 1993 (since the acquisition). SPX CC has an agreement with Specialty Service Tools divisions for the repurchase of repossessed equipment at amounts determined to approximate realizable value by the Specialty Service Tools division. In 1993 (since the acquisition), approximately $5.8 million of equipment was repurchased under this agreement.

     Information regarding lease receivables included in the consolidated balance sheets is as follows (amounts in thousands):

                     DECEMBER 31, 1993                   CURRENT      LONG-TERM     TOTAL
    ---------------------------------------------------  --------     --------     --------
    Direct financing lease receivables.................  $ 36,661     $ 60,263     $ 96,924
    Residual value of lease equipment..................       469        2,862        3,331
    Other leasing assets...............................     9,159          192        9,351
    Unearned lease finance income......................   (10,427)     (10,825)     (21,252)
    Allowance for credit losses........................    (2,028)      (1,479)      (3,507)
                                                         --------     --------     --------
                                                         $ 33,834     $ 51,013     $ 84,847
                                                         --------     --------     --------
                                                         --------     --------     --------

     The aggregate maturities of direct financing lease receivables as of December 31, 1993 were $36.7 million in 1994, $28.4 million in 1995, $18.0 million in 1996, $10.3 million in 1997 and $3.5 million in 1998.

     Essentially all of SPX CC's direct financing lease receivables are with companies or individuals operating within the automotive repair industry, including automotive dealerships, garages and similar repair and inspection facilities, and approximately one-third of lease receivables are with lessees located in the state of California.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

     The company has a program whereby certain lease receivables are sold to financial institutions with limited recourse. In the event of default by a lessee, the financial institution has recourse equal to their net lease receivable. In return, the company receives the collateralized lease equipment. In 1993, 1992 and 1991, $5,613,000, $21,390,000 and $18,705,000 of gross lease receivables were sold to financial institutions generating revenues of $846,000, $1,386,000 and $2,936,000. At December 31, 1993 and 1992, financial institutions held lease receivables, which are subject to limited recourse, of $42,766,000 and $49,235,000. Correspondingly, allowances for recourse liabilities, net of recoverable value, were $3,743,000 and $2,225,000 at December 31, 1993 and 1992.

(22) CASH FLOWS FROM OPERATING ACTIVITIES

     The following provides supplementary information comprising the company's cash flows from operating activities:

                                                              YEARS ENDED DECEMBER 31
                                                         ----------------------------------
                                                           1993         1992         1991
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Cash flows from operating activities:
    Net income (loss) from operating activities........  $(40,600)    $ 14,860     $(21,560)
    Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities --
      Cumulative effect of change in accounting
         methods.......................................    31,800        5,700           --
      Extraordinary loss...............................    24,000           --           --
      Depreciation and amortization....................    24,370       25,277       23,771
      SPT equity losses................................    26,845        2,407        8,532
      SP Europe equity losses..........................    21,500           --           --
      Increase (decrease) in deferred income taxes.....   (15,306)       7,644       (5,286)
      (Increase) decrease in receivables...............   (15,523)      (1,061)      30,842
      Decrease in inventories..........................    11,609        2,560       22,800
      (Increase) decrease in prepaid and other
         current assets................................     2,136       (1,380)        (848)
      Increase (decrease) in accounts payable..........    (1,623)       3,945          307
      Decrease in accrued liabilities..................    (7,238)        (787)      (6,172)
      Increase in income taxes payable.................     4,529        4,457           52
      Increase in lease finance receivables............    (9,154)          --           --
      Gain on sale of businesses, net of taxes.........   (64,200)          --           --
      Restructuring and special charges................    27,500           --       18,200
      Increase in long-term liabilities................     6,803        2,131           --
      Other, net.......................................    (2,163)       1,736       (3,189)
                                                         --------     --------     --------
    Net cash provided by operating activities..........  $ 25,285     $ 67,489     $ 67,449
                                                         --------     --------     --------
                                                         --------     --------     --------

(23) SUBSEQUENT EVENT -- REFINANCING

     Late in the fourth quarter of 1993, the company determined that virtually all existing SPX and SPT debt should be refinanced in anticipation of the purchase of Riken's 49% interest in SPT, due to favorable prevailing interest rates, scheduled and accelerated debt maturities, and to maintain the flexibility of the company to grow through internal investments and acquisitions. The plan of refinancing (the "Refinancing") includes two elements, a new $225 million revolving bank facility and the issuance of $260 million of senior subordinated notes. The Refinancing is expected to be completed by the end of the second quarter of 1994.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

     In March of 1994, the first portion of the Refinancing was completed when the company closed a $250 million revolving credit facility with First National Bank of Chicago, as agent for a syndicate of banks. This revolving credit facility bears interest at LIBOR plus 1.0% or the prime rate (at the company's option) and expires in 1999. Upon completion of the senior subordinated note offering, this revolving credit facility is to be reduced to $225 million of maximum availability. Proceeds from this revolving credit facility will be used to extinguish SPX debt as follows: Senior Notes aggregating $75 million, the $19.7 million note to the Allen Group, the company's ESOP trust's note of $42.1 million and $68 million of miscellaneous debt, much of which was technically in default of covenant provisions. Also, $15.2 million of letters of credit securing the Industrial Revenue Bonds were renegotiated.

     By June 30, 1994, the company expects to have completed its $260 million offering of senior subordinated notes. These notes are anticipated to bear interest at a rate of approximately 10% and will be due in or after the year 2002. At that time, the proceeds will be used to retire existing SPT borrowings, including the $100 million of 14.5% senior subordinated debentures, the Term Bank Loan, and the Revolving Credit Loans. Excess proceeds will be used to pay down the company's new revolving credit facility at that time.

     The revolving credit agreement contains covenants, the most restrictive of which are as follows: (a) maintain a leverage ratio of 78% in 1994, declining on a graduated scale to 65% in 1999, (b) maintain an interest expense coverage ratio of 2.0 to 1.0 in 1994 rising on a graduated scale to 3.5 to 1.0 in 1998 and thereafter, (c) maintenance of a fixed charge coverage ratio, as defined in the revolving credit agreement, of 1.75 to 1.0 in 1994 and 1995, and 2.0 to 1.0 thereafter, and (d) dividends are limited to $8 million for the five quarters starting with the first quarter of 1994, and are limited to 10% of operating income plus depreciation and amortization (EBITDA) thereafter. The revolving credit agreement also limits capital expenditures, investments, and transactions with affiliates.

     If the company does not issue senior subordinated notes, provisions have been made so that the revolving credit facility will remain at $250 million and the rate of interest would become LIBOR plus 1.5% or the prime rate plus .5% (at the company's option) and the facility would be secured by substantially all of SPX's assets. Also, the existing SPT debt would remain outstanding in its current form, including security interests in SPT's assets. The financial covenants, the most restrictive of which, will require the company (excluding
SPT) to: (a) maintain a leverage ratio of 55% in 1994 and 1995, and 50% thereafter, (b) maintain an interest expense coverage ratio of 3.0 to 1.0 in 1994, 4.0 to 1.0 in 1995 and 5.0 to 1.0 thereafter, (c) maintenance of a fixed charge coverage ratio, as defined in the revolving credit agreement, of 2.0 to
1.0 in 1994, 1995 and 1996 and 2.25 to 1.0 thereafter, and (d) dividends declared before March 31, 1995 and paid before June 30, 1995 are limited to $8 million, and thereafter are limited to 10% of operating income plus depreciation and amortization (EBITDA) during the preceding twelve months. The revolving credit agreement also limits capital expenditures, investments, transactions with affiliates, and transactions with SPT.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

(24) SEALED POWER TECHNOLOGIES -- SELECTED FINANCIAL INFORMATION

     As discussed in Note 5, the company consolidated SPT's balance sheet at December 31, 1993. The company's 49% share of SPT's results of operations has been recognized on the equity method of accounting. Selected historical financial information on SPT is as follows:

                                                                   1993      1992     1991
                                                                  -------   ------   ------
                                                                  (IN MILLIONS)
    OPERATING DATA:
    Revenues....................................................  $ 391.6   $355.2   $319.8
    Gross profit................................................     53.8     56.9     45.3
    Selling, distribution, & administrative
      expenses..................................................     28.2     26.7     24.0
    Other (income), net.........................................     (2.0)    (2.8)    (2.0)
                                                                  -------   ------   ------
    Earnings before interest....................................  $  27.6   $ 33.0   $ 23.3
    Interest expense, net.......................................     27.1     29.3     32.1
                                                                  -------   ------   ------
    Income (loss) before cumulative effect of
      change in accounting method...............................  $    .5   $  3.7   $ (8.8)
    Cumulative effect of change in
      accounting method*........................................    (89.5)      --       --
                                                                  -------   ------   ------
    Income (loss)...............................................  $ (89.0)  $  3.7   $ (8.8)
                                                                  -------   ------   ------
                                                                  -------   ------   ------
    Depreciation and amortization...............................     20.4     19.1     18.7
    Capital expenditures, net...................................     17.8     12.9     13.1
    Research and development....................................      3.4      3.8      3.6
    Pension expense.............................................       .1       --       .2
    Lease rental expense........................................       .9       .9       .9
    Incremental SFAS No. 106 expense............................      6.1       --       --
    BALANCE SHEET DATA (AT PERIOD END):
    Current assets..............................................  $  76.7   $ 74.6   $ 73.0
    Net property, plant and equipment...........................     91.4     91.1     94.4
    Other assets................................................     13.7     15.1     17.3
                                                                  -------   ------   ------
                                                                  $ 181.8   $180.8   $184.7
                                                                  -------   ------   ------
                                                                  -------   ------   ------
    Current liabilities.........................................  $  80.0   $ 66.6   $ 57.6
    Long-term liabilities*......................................     97.5      3.0       --
    Long-term debt..............................................    183.5    199.1    218.7
    Partners' capital (deficit).................................   (179.2)   (87.9)   (91.6)
                                                                  -------   ------   ------
                                                                  $ 181.8   $180.8   $184.7
                                                                  -------   ------   ------
                                                                  -------   ------   ------

- ---------------

* In 1993, SPT adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits other than Pensions."

(25) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" requires disclosure of an estimate of the fair value of certain financial instruments. The following methods and assumptions were used by the company in estimating its fair value disclosures:

     Cash and temporary cash investments: The carrying amount reported on the consolidated balance sheet approximates its fair value.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

     Lease Finance Receivables: The carrying amount, which is net of deferred future lease finance income and reserves for credit losses, approximates fair value.

     Notes payable and current maturities of long-term debt and long-term debt:
The fair value of the company's debt either approximates its carrying value or represents the carrying value plus the early extinguishment costs to be paid in the first quarter of 1994 or to be paid during the second quarter of 1994.

     Interest rate swaps: The fair value represents the early extinguishment costs required to terminate the arrangement in 1994.

     Letters of Credit: The company utilizes letters of credit to back certain financing instruments and insurance policies. The Letters of Credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

     The carrying amounts and fair values of the company's financial instruments at December 31, 1993 are as follows (amounts in thousands):

                                                                     CARRYING      FAIR
                                                                      AMOUNT       VALUE
                                                                     ---------   ---------
    Cash and temporary cash investments............................  $ 117,843   $ 117,843
    Lease finance receivables......................................     84,847      84,847
    Notes payable and current maturities of long-term
      debt and long-term debt......................................   (430,162)   (457,662)
    Off-Balance Sheet Financial Instruments:
      Interest rate swaps..........................................         --      (4,500)
      Letters of Credit............................................         --     (44,700)

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

(26) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The first three quarters of 1993 and each quarter of the years 1992 and 1991 have been restated to reflect the company's previous 49% share of SPT income or losses and the effect of amortizing the difference between its investment balance and its share of SPT's initial partnership capital deficit. The first three quarters of 1993 have also been restated to reflect new accounting for the company's ESOP.

                                                                  1993
                                      ------------------------------------------------------------
                                       FIRST        SECOND       THIRD        FOURTH       TOTAL
                                      QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                      --------     --------     --------     --------     --------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues............................  $179,164     $212,548     $195,079     $169,354     $756,145
Gross profit........................    57,388       70,848       65,265       54,612      248,113
Income (loss) before cumulative
  effect of change in accounting
  methods and extraordinary loss....       357        5,428      (20,256)*     29,671**     15,200
Cumulative effect of change in
  accounting method, net of taxes...   (31,800)          --           --           --      (31,800)
Extraordinary loss, net of taxes....        --           --           --      (24,000)     (24,000)
Net income (loss)...................   (31,443)       5,428      (20,256)       5,671      (40,600)
Income (loss) per share:
  Before cumulative effect of change
     in accounting method and
     extraordinary loss.............  $   0.02     $   0.43     $  (1.61)*   $   2.34**   $   1.20
  Cumulative effect of change in
     accounting method, net of
     taxes..........................     (2.52)          --           --           --        (2.52)
  Extraordinary loss, net of
     taxes..........................        --           --           --        (1.90)       (1.90)
  Net income (loss).................  $  (2.50)    $   0.43     $  (1.61)    $   0.44     $  (3.22)

- ---------------

* Includes a pretax restructuring charge of $27.5 million, $18.5 million aftertax and $1.47 per share.
** Includes SP Europe equity losses, $21.5 million after tax and $1.71 per share. Also includes a pretax gain on the sale of businesses of $105.4 million, $64.2 million aftertax and $5.07 per share.

                                                                   1992
                                         ---------------------------------------------------------
                                          FIRST       SECOND      THIRD        FOURTH      TOTAL
                                         QUARTER     QUARTER     QUARTER      QUARTER       YEAR
                                         --------    --------    --------     --------    --------
                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues................................ $175,230    $217,627    $237,262     $171,050    $801,169
Gross profit............................   58,716      75,166      76,365       57,753     268,000
Income before cumulative effect of
  change in accounting methods..........      948       8,366       9,289        1,957      20,560
Cumulative effect of change in
  accounting methods, net of taxes......   (5,700)         --          --           --      (5,700)
Net income (loss).......................   (4,752)      8,366       9,289        1,957      14,860
Income (loss) per share:
  Before cumulative effect of change
     in accounting methods.............. $    .07    $    .60    $    .67     $    .14    $   1.48
  Cumulative effect of change in
     accounting methods, net of taxes...     (.41)         --          --           --        (.41)
  Net income (loss)..................... $   (.34)   $    .60    $    .67     $    .14    $   1.07

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1993

                                                                   1991
                                         ---------------------------------------------------------
                                          FIRST       SECOND      THIRD        FOURTH      TOTAL
                                         QUARTER     QUARTER     QUARTER      QUARTER       YEAR
                                         --------    --------    --------     --------    --------
                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues................................ $156,731    $177,513    $172,000     $167,224    $673,468
Gross profit............................   51,570      59,117      52,275       48,880     211,842
Net income (loss).......................   (4,460)      2,769     (16,539)*     (3,327)    (21,557)
Net income (loss) per share............. $   (.32)   $    .20    $  (1.20)*   $   (.24)   $  (1.56)

- ---------------

* Includes a pretax special charge of $18.2 million, $14.7 million aftertax and $1.06 per share.

(27) SUPPLEMENTARY FINANCIAL INFORMATION

                                PROFIT AND LOSS

                                                                 CHARGED TO COSTS AND EXPENSES
                                                                -------------------------------
                                                                 1993        1992        1991
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Maintenance and repairs.......................................  $ 7,539     $ 9,643     $ 6,254
Depreciation and amortization.................................   24,370      25,277      23,771
Payroll taxes.................................................   14,705      12,039      10,244
Advertising...................................................    5,821       6,151       6,278
Research and development costs................................   17,569      14,718      13,113

                                 BALANCE SHEET

                                                                            1993        1992
                                                                           -------     -------
                                                                             (IN THOUSANDS)
Accrued payrolls.........................................................  $27,554     $12,200
Warranty reserve.........................................................    7,060       8,300
Automotive Diagnostics' restructuring reserve............................   14,533          --
Debt extinguishment reserves.............................................   32,000          --
Amount payable for SPT acquisition.......................................   41,700          --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     (a) Directors of the company.

          See the company's Proxy Statement, incorporated by reference as Part III of this Form 10-K, under the caption "Election of Directors".

     (b) Executive Officers of the company.

          See Part I of this Form 10-K at page 10.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

     See the company's Proxy Statement, incorporated by reference as Part III of this Form 10-K, under the headings "Compensation of Executive Officers" and "Directors' Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the company's Proxy Statement, incorporated by reference as Part III of this Form 10-K, under the caption "Stock Ownership of Management and Certain Beneficial Owners".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Peter H. Merlin, a Director of the company, is a Partner and Chairman -- International Department of the law firm of Gardner, Carton & Douglas which the company has retained in 1993 and many prior years and anticipates retaining in 1994 and thereafter.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

          1. All financial statements. See Index to Consolidated Financial Statements on page 22 of this Form 10-K.

          2. Financial Statement Schedules. None required. See page 22 of this Form 10-K.

        3. Exhibits

            ITEM NO.                                  DESCRIPTION
            --------     ----------------------------------------------------------------------
                2        Acquisition Agreement between SPX Corporation and Riken Corporation.
                3(i)     Restated Certificate of Incorporation, incorporated herein by reference from the company's Annual Report on Form 10-K, file No.
                         0-419, for the year ended December 31, 1987.
                 (ii)    Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from the company's Annual Report on Form 10-K, file No. 0-419, for the year ended December 31, 1988.
                 (iii)   By-Laws as amended through April 24, 1985, incorporated herein by reference from the company's Annual Report on Form 10-K, file No.
                         0-419, for the year ended December 31, 1987.
                4(i)     Credit Agreement between SPX Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of March
                         24, 1994.
                 (ii)    14 1/2% Senior Subordinated Debentures due May 15, 1999 of Sealed
                         Power Technologies Limited Partnership ("SPT") and SPT Corp.,
                         incorporated herein by reference from Exhibit 4(i) to SPT's and SPT
                         Corp.'s Annual Report on Form 10-K, file No. 33-27994, for the year ended December 31, 1989, as amended by Amendment No. 1 on Form 8 dated
                         July 24, 1990.
                 (iii)   Indenture dated as of May 30, 1989 between SPT, SPT Corp. and Norwest
                         Bank Minnesota, National Association, incorporated herein by reference from Exhibit 4.1 to Post-Effective Amendment No. 1 to Registration
                         Statement 33-27994, filed by SPT and SPT Corp. on August 7, 1989.
                 (iv)    Bank Credit Agreement (the "SPT Credit Agreement") dated as of May 30,
                         1989, between SPT and Chemical Bank, as agent for the banks indicated
                         therein, incorporated herein by reference from Exhibit 4.2 to
                         Post-Effective Amendment No. 1 to Registration Statement 33-27994,
                         filed by SPT and SPT Corp. on August 7, 1989.
                 (v)     First Amendment and Second Amendment to the SPT Credit Agreement dated as of November 30, 1989 and December 22, 1989, respectively, incorporated herein by reference from Exhibits 4(iv) and 4(v) to SPT's and SPT Corp.'s Annual Report on Form 10-K, file No. 33-27994, for the year ended December 31, 1989, as amended by Amendment No. 1 on Form 8 dated July 24, 1990.
                 (vi)    Waiver dated as of March 30, 1990, under the SPT Credit Agreement, incorporated herein by reference from Exhibit 4(vi) to SPT's and SPT
                         Corp.'s Annual Report on Form 10-K, file No. 33-27994, for the year ended December 31, 1989, as amended by Amendment No. 1 on Form 8 dated
                         July 24, 1990.

            ITEM NO.                                  DESCRIPTION
            --------     ----------------------------------------------------------------------
                 (vii)   Third Amendment dated as of April 19, 1991, to the SPT Credit
                         Agreement, incorporated herein by reference from Exhibit 4(vii) to
                         SPT's and SPT Corp.'s Quarterly Report on Form 10-Q, file No.
                         33-27994, for the quarter ended March 31, 1991.
                 (viii)  Fourth Amendment dated as of October 23, 1991, to the SPT Credit
                         Agreement, incorporated herein by reference from Exhibit 4(viii) to
                         SPT's and SPT Corp.'s Quarterly Report on Form 10-Q, file No.
                         33-27994, for the quarter ended September 30, 1991.
               10(i)     SPX Corporation Executive Share Unit Plan, as amended and restated, incorporated herein by reference from the company's Amendment No. 1 on
                         Form 8 to the Annual Report on Form 10-K, file No. 0-419, for the year ended December 31, 1988.
                 (ii)    Sealed Power Corporation Executive Performance Unit Plan, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No. 0-419, for the year ended
                         December 31, 1988.
                 (iii)   SPX Corporation Deferred Compensation Plan for Directors, as amended and restated, incorporated herein by reference from the company's
                         Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No.
                         0-419, for the year ended December 31, 1988.
                 (iv)    SPX Corporation Retirement Plan for Directors, as amended and restated, incorporated herein by reference from the company's
                         Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No.
                         0-419, for the year ended December 31, 1988.
                 (v)     SPX Corporation Supplemental Retirement Plan for Top Management, as
                         amended and restated, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K,
                         file No. 0-419, for the year ended December 31, 1988.
                 (vi)    SPX Corporation Excess Benefit Plan No. 3, as amended and restated, incorporated herein by reference from the company's Amendment No. 1 on
                         Form 8 to the Annual Report on Form 10-K, file No. 0-419, for the year ended December 31, 1988.
                 (vii)   SPX Corporation Executive Severance Agreement, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual
                         Report on Form 10-K, file No. 0-419, for the year ended December 31,
                         1988.
                 (viii)  SPX Corporation Trust Agreement for Supplemental Retirement Plan for
                         Top Management, Excess Benefit Plan No. 3, and Retirement Plan for
                         Directors, incorporated herein by reference from the company's
                         Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No.
                         0-419, for the year ended December 31, 1988.
                 (ix)    SPX Corporation Trust Agreement for Participants in Executive
                         Severance Agreements, Special Separation Pay Plan for Corporate Staff
                         Executive Personnel Agreements and Special Separation Pay Plan for
                         Corporate Staff Management and Administrative Personnel Agreements,
                         incorporated herein by reference from the company's Amendment No. 1 on
                         Form 8 to the Annual Report on Form 10-K, file No. 0-419, for the year ended December 31, 1988.
                 (x)     SPX Corporation Stock Compensation Plan Limited Stock Appreciation
                         Rights Award, incorporated herein by reference from the company's
                         Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No.
                         0-419, for the year ended December 31, 1988.

            ITEM NO.                                  DESCRIPTION
            --------     ----------------------------------------------------------------------
                 (xi)    SPX Corporation Stock Ownership Plan, incorporated herein by reference from the company's Current Report on Form 8-K, file No. 0-419, filed on July 26, 1989.
                 (xii)   SPX Corporation Stock Ownership Trust, incorporated herein by reference from the company's Current Report on Form 8-K, file No.
                         0-419, filed on July 26, 1989.
                 (xiii)  SPX Corporation 1992 Stock Compensation Plan, incorporated herein by reference from Exhibit 10(iii)(n) to the company's Annual Report on
                         Form 10-K, file No. 0-419, for the year ended December 31, 1992.
                 (xiv)   SPX Corporation Supplemental Employee Stock Ownership Plan,
                         incorporated herein by reference from the company's Annual Report on
                         Form 10-K, file No. 0-419, for the year ended December 31, 1990.
                 (xv)    Sealed Power Technologies L.P. Retirement Savings Fund, incorporated herein by reference from Exhibit 10(viii) to SPT's and SPT Corp.'s
                         Annual Report on Form 10-K, file No. 33-27994, for the year ended
                         December 31, 1989.
                 (xvi)   Sealed Power Technologies L.P. Pension Plan No. 302, incorporated herein by reference from Exhibit 4(ix) to SPT's and SPT Corp.'s Annual
                         Report on Form 10-K, file No. 33-27994, for the year ended December
                         31, 1989.
                 (xvii)  Sealed Power Technologies Limited Partnership Employee Option Plan,
                         incorporated herein by reference from Exhibit 4(i) to SPT's Form S-8
                         Registration Statement No. 33-35993, filed by SPT and SPT Corp. on
                         July 23, 1990.
               11        Statement re computation of earnings per share. See Consolidated
                         Statement of Income included in this Form 10-K.
               21        Subsidiaries.
               23        Consent of Independent Public Accountants.
               99        Consolidated Financial Statements of SPT and SPT Corp., incorporated herein by reference from SPT's and SPT Corp.'s Annual Report on Form
                         10-K, file No. 33-27994, for the year ended December 31, 1993.

     (b) Reports on Form 8-K.

          The company, on October 26, 1993, filed Form 8-K which provided the information regarding the divestiture of its Sealed Power Replacement division.

          The company, on November 5, 1993, filed Form 8-K which provided the information regarding the divestiture of its Truth division.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March, 1994.

           DALE A. JOHNSON                         CURTIS T. ATKISSON, JR.
        Dale A. Johnson, Chairman                           Curtis T. Atkisson, Jr.
      and Chief Executive Officer;                            President and Chief
                Director                                      Operating Officer;
                                                                   Director
            R. BUDD WERNER                         J. KERMIT CAMPBELL
             R. Budd Werner                                   J. Kermit Campbell
        Vice President, Finance,                                   Director
           Chief Financial and
           Accounting Officer
          FRANK A. EHMANN                          EDWARD D. HOPKINS
             Frank A. Ehmann                                   Edward D. Hopkins
                Director                                           Director
       CHARLES E. JOHNSON II                       REUBEN W. KAPLAN
          Charles E. Johnson II                                Reuben W. Kaplan
                Director                                           Director
          RONALD L. KERBER                         PETER H. MERLIN
            Ronald L. Kerber                                    Peter H. Merlin
                Director                                           Director
          DAVID P. WILLIAMS
            David P. Williams
                Director

                                 EXHIBIT INDEX

ITEM NO.                                     DESCRIPTION                                    PAGE
- --------     ----------------------------------------------------------------------------   ----
    2        Acquisition Agreement between SPX Corporation and Riken Corporation.
    3(i)     Restated Certificate of Incorporation, incorporated herein by reference from the company's Annual Report on Form 10-K, file No. 0-419, for the year ended
             December 31, 1987.
     (ii)    Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from the company's Annual Report on Form 10-K, file No.
             0-419, for the year ended December 31, 1988.
     (iii)   By-Laws as amended through April 24, 1985, incorporated herein by reference from the company's Annual Report on Form 10-K, file No. 0-419, for the year ended December 31, 1987.
    4(i)     Credit Agreement between SPX Corporation and The First National Bank of
             Chicago, as agent for the banks named therein, dated as of March 24, 1994.
     (ii)    14 1/2% Senior Subordinated Debentures due May 15, 1999 of Sealed Power
             Technologies Limited Partnership ("SPT") and SPT Corp., incorporated herein by reference from Exhibit 4(i) to SPT's and SPT Corp.'s Annual Report on
             Form 10-K, file No. 33-27994, for the year ended December 31, 1989, as amended by Amendment No. 1 on Form 8 dated July 24, 1990.
     (iii)   Indenture dated as of May 30, 1989 between SPT, SPT Corp. and Norwest Bank
             Minnesota, National Association, incorporated herein by reference from
             Exhibit 4.1 to Post-Effective Amendment No. 1 to Registration Statement
             33-27994, filed by SPT and SPT Corp. on August 7, 1989.
     (iv)    Bank Credit Agreement (the "SPT Credit Agreement") dated as of May 30, 1989, between SPT and Chemical Bank, as agent for the banks indicated therein, incorporated herein by reference from Exhibit 4.2 to Post-Effective
             Amendment No. 1 to Registration Statement 33-27994, filed by SPT and SPT
             Corp. on August 7, 1989.
     (v)     First Amendment and Second Amendment to the SPT Credit Agreement dated as of
             November 30, 1989 and December 22, 1989, respectively, incorporated herein by reference from Exhibits 4(iv) and 4(v) to SPT's and SPT Corp.'s Annual
             Report on Form 10-K, file No. 33-27994, for the year ended December 31,
             1989, as amended by Amendment No. 1 on Form 8 dated July 24, 1990.
     (vi)    Waiver dated as of March 30, 1990, under the SPT Credit Agreement, incorporated herein by reference from Exhibit 4(vi) to SPT's and SPT Corp.'s
             Annual Report on Form 10-K, file No. 33-27994, for the year ended December
             31, 1989, as amended by Amendment No. 1 on Form 8 dated July 24, 1990.
     (vii)   Third Amendment dated as of April 19, 1991, to the SPT Credit Agreement, incorporated herein by reference from Exhibit 4(vii) to SPT's and SPT
             Corp.'s Quarterly Report on Form 10-Q, file No. 33-27994, for the quarter ended March 31, 1991.
     (viii)  Fourth Amendment dated as of October 23, 1991, to the SPT Credit Agreement, incorporated herein by reference from Exhibit 4(viii) to SPT's and SPT
             Corp.'s Quarterly Report on Form 10-Q, file No. 33-27994, for the quarter ended September 30, 1991.
   10(i)     SPX Corporation Executive Share Unit Plan, as amended and restated, incorporated herein by reference from the company's Amendment No. 1 on Form
             8 to the Annual Report on Form 10-K, file No. 0-419, for the year ended
             December 31, 1988.
     (ii)    Sealed Power Corporation Executive Performance Unit Plan, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the
             Annual Report on Form 10-K, file No. 0-419, for the year ended December 31,
             1988.
     (iii)   SPX Corporation Deferred Compensation Plan for Directors, as amended and restated, incorporated herein by reference from the company's Amendment No.
             1 on Form 8 to the Annual Report on Form 10-K, file No. 0-419, for the year ended December 31, 1988.

ITEM NO.                                     DESCRIPTION                                    PAGE
- --------     ----------------------------------------------------------------------------   ----
     (iv)    SPX Corporation Retirement Plan for Directors, as amended and restated, incorporated herein by reference from the company's Amendment No. 1 on Form
             8 to the Annual Report on Form 10-K, file No. 0-419, for the year ended
             December 31, 1988.
     (v)     SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated, incorporated herein by reference from the company's Amendment
             No. 1 on Form 8 to the Annual Report on Form 10-K Annual Report, file No.
             0-419, for the year ended December 31, 1988.
     (vi)    SPX Corporation Excess Benefit Plan No. 3, as amended and restated, incorporated herein by reference from the company's Amendment No. 1 on Form
             8 to the Annual Report on Form 10-K, file No. 0-419, for the year ended
             December 31, 1988.
     (vii)   SPX Corporation Executive Severance Agreement, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No. 0-419, for the year ended December 31, 1988.
     (viii)  SPX Corporation Trust Agreement for Supplemental Retirement Plan for Top
             Management, Excess Benefit Plan No. 3, and Retirement Plan for Directors,
             incorporated herein by reference from the company's Amendment No. 1 on Form
             8 to the Annual Report on Form 10-K, file No. 0-419, for the year ended
             December 31, 1988.
     (ix)    SPX Corporation Trust Agreement for Participants in Executive Severance
             Agreements, Special Separation Pay Plan for Corporate Staff Executive
             Personnel Agreements and Special Separation Pay Plan for Corporate Staff
             Management and Administrative Personnel Agreements, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No. 0-419, for the year ended December 31, 1988.
     (x)     SPX Corporation Stock Compensation Plan Limited Stock Appreciation Rights
             Award, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No. 0-419, for the year ended December 31, 1988.
     (xi)    SPX Corporation Stock Ownership Plan, incorporated herein by reference from the company's Current Report on Form 8-K, file No. 0-419, filed on July 26,
             1989.
     (xii)   SPX Corporation Stock Ownership Trust, incorporated herein by reference from the company's Current Report on Form 8-K, file No. 0-419, filed on July 26,
             1989.
     (xiii)  SPX Corporation 1992 Stock Compensation Plan, incorporated herein by reference from Exhibit 10(iii)(n) to the the company's Annual Report on Form
             10-K, file No. 0-419, for the year ended December 31, 1992.
     (xiv)   SPX Corporation Supplemental Employee Stock Ownership Plan, incorporated herein by reference from the company's Annual Report on Form 10-K, file No.
             0-419, for the year ended December 31, 1990.
     (xv)    Sealed Power Technologies L.P. Retirement Savings Fund, incorporated herein by reference from Exhibit 10(viii) to SPT's and SPT Corp.'s Annual Report on
             Form 10-K, file No. 33-27994, for the year ended December 31, 1989.
     (xvi)   Sealed Power Technologies L.P. Pension Plan No. 302, incorporated herein by reference from Exhibit 4(ix) to SPT's and SPT Corp.'s Annual Report on Form
             10-K, file No. 33-27994, for the year ended December 31, 1989.
     (xvii)  Sealed Power Technologies Limited Partnership Employee Option Plan,
             incorporated herein by reference from Exhibit 4(i) to SPT's Form S-8
             Registration Statement No. 33-35993, filed by SPT and SPT Corp. on July 23,
             1990.
   11        Statement re computation of earnings per share. See Consolidated Statement of Income included in this Form 10-K.
   21        Subsidiaries.
   23        Consent of Independent Public Accountants.
   99        Consolidated Financial Statements of SPT and SPT Corp., incorporated herein by reference from SPT's and SPT Corp.'s Annual Report on Form 10-K, file No.
             33-27994, for the year ended December 31, 1993.