Form 10-K/A
period 1993-12-31
SPX CORP
filed 1994-05-10
CIK 88205

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO             .

COMMISSION FILE NUMBER: 0-419
                                SPX CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                     38-1016240
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)
           700 Terrace Point Drive,                             49443-3301
              Muskegon, Michigan                                (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number, including area code:          616-724-5000

Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                  WHICH REGISTERED
- --------------------------------------------------------------------------------
                    Common                    New York Stock Exchange
                                              Pacific Stock Exchange

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                     13,940,306 SHARES AS OF MARCH 15, 1994
                            ------------------------

     DOCUMENTS INCORPORATED BY REFERENCE: REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING ON APRIL 27, 1994 IS INCORPORATED BY REFERENCE INTO PART III.

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        SPX CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

SPX CORPORATION AND SUBSIDIARIES
  Report of Independent Public Accountants.............................................     2
  Audited Consolidated Financial Statements--
     Consolidated Balance Sheets--December 31, 1993 and 1992...........................     3
     Consolidated Statements of Income for the three years ended December 31, 1993.....     4
     Consolidated Statements of Shareholders' Equity for the three years ended December
      31, 1993.........................................................................     5
     Consolidated Statements of Cash Flows for the three years ended December 31,
      1993.............................................................................     6
     Notes to Consolidated Financial Statements........................................     7

SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES
  Report of Independent Public Accountants.............................................    31
     Consolidated Balance Sheets--December 31, 1993 and 1992...........................    32
     Consolidated Statements of Operations for the three years ended December 31,
      1993.............................................................................    33
     Consolidated Statements of Partners' Capital for the three years ended December
      31, 1993.........................................................................    34
     Consolidated Statements of Cash Flows for the three years ended December 31,
      1993.............................................................................    35
     Notes to Consolidated Financial Statements........................................    36
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

                                                           ARTHUR ANDERSEN & CO.
Chicago, Illinois,
March 25, 1994.

                        SPX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31
                                                                       ----------------------
                                                                         1993          1992
                                                                       ---------     --------
                                                                       (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
  Cash and temporary cash investments..............................   $  117,843    $  9,729
  Receivables (Note 12)............................................      123,081      84,931
  Lease finance receivables-current portion (Note 21)..............       33,834       -
  Inventories (Note 13)............................................      159,223     171,622
  Deferred income tax asset and refunds (Note 14)..................       54,489      18,601
  Prepaid and other current assets.................................       29,726      22,796
                                                                       ---------    --------
       Total current assets........................................   $  518,196    $307,679
INVESTMENTS (Note 15)..............................................       13,446       2,156
PROPERTY, PLANT, AND EQUIPMENT, at cost (Note 16)..................   $  367,832    $218,105
     Less: Accumulated depreciation................................      169,687     101,310
                                                                       ---------    --------
       Net property, plant, and equipment..........................   $  198,145    $116,795
OTHER ASSETS.......................................................       39,452      38,835
LEASE FINANCE RECEIVABLES -- LONG-TERM (Note 21)...................       51,013       -
COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED (Note 17).....      204,149      94,863
                                                                       ---------    --------
TOTAL ASSETS.......................................................   $1,024,401    $560,328
                                                                       ---------    --------
                                                                       ---------    --------
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt (Note
     19)...........................................................   $   93,975    $ 13,999
  Accounts payable.................................................       62,968      49,956
  Accrued liabilities (Note 27)....................................      229,998      54,177
  Income taxes payable (Note 14)...................................       11,864       7,375
                                                                       ---------    --------
       Total current liabilities...................................   $  398,805    $125,507
LONG-TERM LIABILITIES (Note 10)....................................      123,235      18,931
SPT EQUITY LOSSES IN EXCESS OF INVESTMENT (Note 5).................        -          15,904
DEFERRED INCOME TAXES (Note 14)....................................       20,787      54,176
COMMITMENTS AND CONTINGENCIES (Note 18)............................
LONG-TERM DEBT (Note 19)...........................................      336,187     160,320
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, authorized 3,000,000 shares; no
     shares issued (Note 20).......................................        -           -
  Common stock, $10 par value, authorized 50,000,000 shares; issued
     15,555,835 in 1993 and 15,535,978 in 1992 (Note 20)...........      155,558     155,360
  Paid in capital..................................................       58,926      60,199
  Retained earnings................................................       20,282      65,732
                                                                       ---------    --------
                                                                      $  234,766    $281,291
LESS: Common stock held in treasury (Note 20)......................       50,000      50,000
        Unearned compensation -- ESOP (Note 10)....................       35,900      44,181
        Minority interest (Note 9).................................        1,080       -
        Cumulative translation adjustments.........................        2,399       1,620
                                                                       ---------    --------
       Total shareholders' equity..................................   $  145,387    $185,490
                                                                       ---------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................   $1,024,401    $560,328
                                                                       ---------    --------
                                                                       ---------    --------

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31
                                                         -------------------------------------
                                                           1993          1992          1991
                                                         ---------     ---------     ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT
                                                                  PER SHARE AMOUNTS)

REVENUES (Note 3)....................................    $ 756,145     $ 801,169     $ 673,468
COSTS AND EXPENSES:
  Cost of products sold..............................      508,032       533,169       461,626
  Selling, general, and administrative expense.......      207,607       209,945       193,943
  Other expense, net.................................        7,524         6,594         3,046
  Restructuring and special charges (Note 9).........       27,500        --            18,200
  SPT equity losses (Note 5).........................       26,845         2,407         8,532
  SP Europe equity loss (Note 15)....................       21,500        --            --
                                                         ---------     ---------     ---------
OPERATING INCOME (LOSS)..............................    $ (42,863)    $  49,054     $ (11,879)
  Interest expense, net..............................       17,882        15,061        16,853
  (Gain) on sale of businesses (Note 6)..............     (105,400)       --            --
                                                         ---------     ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING METHODS AND
  EXTRAORDINARY LOSS.................................    $  44,655     $  33,993     $ (28,732)
PROVISION (BENEFIT) FOR INCOME TAXES (Note 14).......    $  29,455     $  13,433     $  (7,172)
                                                         ---------     ---------     ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING METHODS AND EXTRAORDINARY LOSS..........    $  15,200     $  20,560     $ (21,560)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHODS,
  NET OF TAXES (Note 2)..............................    $ (31,800)    $  (5,700)    $  --
EXTRAORDINARY LOSS, NET OF TAXES (Note 8)............    $ (24,000)    $  --         $  --
                                                         ---------     ---------     ---------
NET INCOME (LOSS)....................................    $ (40,600)    $  14,860     $ (21,560)
                                                         ---------     ---------     ---------
                                                         ---------     ---------     ---------
INCOME (LOSS) PER SHARE OF COMMON STOCK:
  Before cumulative effect of change in accounting
     methods and extraordinary loss..................    $    1.20     $    1.48     $   (1.56)
  Cumulative effect of change in accounting methods,
     net of taxes....................................        (2.52)        (0.41)       --
  Extraordinary loss, net of taxes...................        (1.90)       --            --
                                                         ---------     ---------     ---------
  Net income (loss)..................................    $   (3.22)    $    1.07     $   (1.56)
                                                         ---------     ---------     ---------
                                                         ---------     ---------     ---------
Weighted average number of common shares outstanding
  (Note 1)...........................................    12,604,000    13,856,000    13,828,000

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     COMMON STOCK    PAID IN    RETAINED
                                                     $10 PAR VALUE   CAPITAL    EARNINGS    OTHER
                                                     -------------   --------   --------   --------
                                                      (IN THOUSANDS,  EXCEPT PER  SHARE  AMOUNTS)
PREVIOUSLY REPORTED BALANCE, DECEMBER 31, 1990.....    $ 154,585     $ 59,976   $ 93,453   $(91,530)
  1989 and 1990 restatement (Note 5)...............      --             --        (6,378)     --
                                                       ---------     --------   --------   --------
RESTATED BALANCE, DECEMBER 31, 1990................    $ 154,585     $ 59,976   $ 87,075   $(91,530)
  Net loss.........................................      --             --       (21,560)     --
  Cash dividends ($.70 per share)..................      --             --        (9,679)     --
  Earned ESOP shares...............................      --             --         --         1,823
  Tax benefit on dividends paid to ESOP trust......      --             --           378      --
  Translation adjustment...........................      --             --         --          (492)
  Vesting of restricted stock......................      --             --         --           113
  Issuance of restricted stock.....................          120           32      --          (152)
                                                       ---------      --------   --------   --------
BALANCE, DECEMBER 31, 1991.........................    $ 154,705     $ 60,008   $ 56,214   $(90,238)
  Net income.......................................      --             --        14,860      --
  Cash dividends ($.40 per share)..................      --             --        (5,541)     --
  Net shares sold under stock option plans.........          655          191      --         --
  Earned ESOP shares...............................      --             --         --         2,044
  Tax benefit on dividends paid to ESOP trust......      --             --           199      --
  Translation adjustment...........................      --             --         --        (7,742)
  Vesting of restricted stock......................      --             --         --           135
                                                       ---------     --------   --------   --------
BALANCE, DECEMBER 31, 1992.........................    $ 155,360     $ 60,199   $ 65,732   $(95,801)
  Net loss.........................................      --             --       (40,600)     --
  Cash dividends ($.40 per share)..................      --             --        (5,040)     --
  Net shares sold under stock option plans.........          198           82      --         --
  Earned ESOP shares...............................      --            (1,355)     --         3,046
  Tax benefit on dividends paid to ESOP trust......      --             --           190      --
  Minority interest in SP Europe...................      --             --         --        (1,080)
  Translation adjustment...........................      --             --         --          (779)
  Cumulative effect of change in ESOP accounting
     method, net of taxes (Note 2).................      --             --         --         5,100
  Vesting of restricted stock......................      --             --         --           135
                                                       ---------     --------   --------   --------
BALANCE, DECEMBER 31, 1993.........................    $ 155,558     $ 58,926   $ 20,282   $(89,379)
                                                       ---------     --------   --------   --------
                                                       ---------     --------   --------   --------

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES: (Note 22)............  $ 25,285     $ 67,489     $ 67,449
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of Miller Tools......................  $  --        $  --        $(12,100)
Investment in SPT..........................................     --           --          (5,000)
Investment in SP Europe....................................   (19,900)      (3,117)      (1,272)
Investment in RSV..........................................     --          (2,618)       --
Payments for purchase of ATP and AGL.......................  (101,957)       --           --
Payments for purchase of Lowener GmbH......................    (7,014)       --           --
Net proceeds from sale of SPR division.....................   117,516        --           --
Net proceeds from sale of Truth division...................    71,562        --           --
Capital expenditures.......................................   (15,116)     (20,351)     (19,428)
Sale of property, plant and equipment, net.................      (797)       1,169        2,874
                                                             --------     --------     --------
Net cash provided (used) for investing activities..........  $ 44,294     $(24,917)    $(34,926)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under line of credit agreement...  $(17,000)    $(19,000)    $(20,000)
Long-term borrowings.......................................    19,937        --           --
Payments of long-term debt.................................   (12,207)     (16,544)      (4,493)
Increase (decrease) in notes payable and current maturities
  of long-term debt........................................    53,283       (2,141)         244
Dividends paid.............................................    (5,040)      (5,541)      (9,679)
                                                             --------     --------     --------
Net cash provided (used) for financing activities..........  $ 38,973     $(43,226)    $(33,928)
                                                             --------     --------     --------
Net cash provided (used)...................................  $108,552     $   (654)    $ (1,405)
                                                             --------     --------     --------
Effect of exchange rate changes on cash....................  $   (438)    $   (757)    $  --
                                                             --------     --------     --------
Net increase (decrease) in cash and temporary cash
  investments..............................................  $108,114     $ (1,411)    $ (1,405)
Cash and temporary cash investments, beginning of period...     9,729       11,140       12,545
                                                             --------     --------     --------
Cash and temporary cash investments, end of period.........  $117,843     $  9,729     $ 11,140
                                                             --------     --------     --------
                                                             --------     --------     --------
Supplemental disclosure of cash flows information:
  Cash payments for interest...............................  $ 18,347     $ 16,124     $ 16,425
  Cash payments (refunds), net for income taxes............  $ 40,454     $    110     $ (2,040)

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

    Effective January 1, 1993, the company elected to adopt new accounting for its ESOP in accordance with Statement of Position 93-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants, issued in November of 1993. As part of this change, the company recorded a one time cumulative charge of $5.1 million pretax, or $3.3 million after tax. This charge recognizes the cumulative difference of expense since the inception of the ESOP until January 1, 1993 to reflect the shares allocated method of accounting for ESOPs. As the company adopted this accounting change in the fourth quarter of 1993, previously reported 1993 quarterly information has been restated to reflect the change effective January 1, 1993. See Note 10 for further discussion of the effect of this change.

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

    Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109 -- "Accounting for Income Taxes." Under SFAS No. 109, deferred tax balances are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The cumulative effect of adoption as of January 1, 1992 was a $5.0 million after tax benefit.

    As of the beginning of 1994, the company must adopt Statement of Financial Accounting Standards, No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires that the cost of benefits provided to former or inactive employees be

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(2) CHANGES IN ACCOUNTING METHODS (CONTINUED) recognized on the accrual basis of accounting. The company does not anticipate that this standard will materially impact its financial position or results of operations upon adoption.

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

BUSINESS SEGMENTS                                                                   1993          1992         1991
- -----------------                                                                 ---------     --------     --------
                                                                                           (IN THOUSANDS)
Revenues:
  Specialty Service Tools.....................................................    $ 503,600     $539,619     $430,074
  Original Equipment Components...............................................       26,657       15,154        7,764
  SPX Credit Corporation......................................................        8,974        --           --
  Businesses sold in 1993.....................................................      216,914      246,396      235,630
                                                                                  ---------     --------     --------
    Total.....................................................................    $ 756,145     $801,169     $673,468
                                                                                  ---------     --------     --------
                                                                                  ---------     --------     --------
Operating income (loss):
  Specialty Service Tools (a).................................................    $ (11,748)    $ 51,680     $  3,302
  Original Equipment Components (b)...........................................      (46,477)      (7,053)     (14,946)
  SPX Credit Corporation......................................................        5,483        --           --
  Businesses sold in 1993.....................................................       25,249       21,531       20,005
  General corporate expenses..................................................      (15,370)     (17,104)     (20,240)
                                                                                  ---------     --------     --------
    Total.....................................................................    $ (42,863)    $ 49,054     $(11,879)
                                                                                  ---------     --------     --------
                                                                                  ---------     --------     --------
Identifiable Assets:
  Specialty Service Tools.....................................................    $ 383,295     $347,763     $355,736
  Original Equipment Components (Note 5)......................................      343,816       21,771       19,301
  SPX Credit Corporation......................................................       85,165        --           --
  Businesses sold in 1993.....................................................           --      110,450      124,157
  General corporate (c).......................................................      212,125       80,344       80,149
                                                                                  ---------     --------     --------
    Total.....................................................................    $1,024,401    $560,328     $579,343
                                                                                  ---------     --------     --------
                                                                                  ---------     --------     --------
Capital expenditures:
  Specialty Service Tools.....................................................    $   7,479     $  6,823     $ 10,515
  Original Equipment Components...............................................        1,014        3,944        3,477
  SPX Credit Corporation......................................................       --            --           --
  Businesses sold in 1993.....................................................        6,439        9,584        4,975
  General corporate...........................................................          184        --             461
                                                                                  ---------     --------     --------
    Total.....................................................................    $  15,116     $ 20,351     $ 19,428
                                                                                  ---------     --------     --------
                                                                                  ---------     --------     --------
Depreciation and amortization:
  Specialty Service Tools.....................................................    $  14,485     $ 14,960     $ 15,312
  Original Equipment Components...............................................        1,796        1,487        1,160
  SPX Credit Corporation......................................................       --            --           --
  Businesses sold in 1993.....................................................        7,462        8,383        6,966
  General corporate...........................................................          627          447          333
                                                                                  ---------     --------     --------
    Total.....................................................................    $  24,370     $ 25,277     $ 23,771
                                                                                  ---------     --------     --------
                                                                                  ---------     --------     --------

- ---------------
(a) 1993 includes a $27.5 million restructuring charge to merge Allen Testproducts and Bear Automotive into Automotive Diagnostics.

(b) 1993 includes $26.9 million of SPT equity losses and $21.5 million of SP Europe equity losses.

(c) Increase in 1993 was primarily the additional $108.1 million in cash resulting from the SPR and Truth divestitures.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(3)  SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
    Revenues by business segment represent sales to unconsolidated customers. Intercompany sales between segments are not significant. Operating income (loss) by segment does not include general unallocated corporate expense, interest expense, income taxes and extraordinary items.

    Identifiable assets by business segment are those used in company operations in each segment. General corporate assets are principally cash, deferred tax assets, prepaid pension and prepaid health care expenses.

    Information about the company's operations in different geographic areas is as follows:

GEOGRAPHIC AREAS:                                                                   1993          1992         1991
- -----------------                                                                ---------     --------     --------
                                                                                            (IN THOUSANDS)
Revenues -- Unaffiliated customers:
  United States (a)...........................................................    $ 637,143     $679,875     $544,103
  Other North America.........................................................       21,719       24,593       25,623
  Other.......................................................................       97,283       96,701      103,742
                                                                                  ---------     --------     --------
    Total.....................................................................    $ 756,145     $801,169     $673,468
                                                                                  ---------     --------     --------
                                                                                  ---------     --------     --------
Revenues -- Between affiliated customers:
  United States...............................................................    $  34,934     $ 33,757     $ 34,406
  Other North America.........................................................       --            --              36
  Other.......................................................................        1,708          312          229
  Eliminations................................................................      (36,642)     (34,069)     (34,671)
                                                                                  ---------     --------     --------
    Total.....................................................................    $  --         $  --        $  --
                                                                                  ---------     --------     --------
                                                                                  ---------     --------     --------
Operating income (loss):
  United States (b)...........................................................    $ (19,549)    $ 47,304     $(17,084)
  Other North America.........................................................         (192)       1,878          531
  Other (c)...................................................................      (23,122)        (128)       4,674
                                                                                  ---------     --------     --------
    Total.....................................................................    $ (42,863)    $ 49,054     $(11,879)
                                                                                  ---------     --------     --------
                                                                                  ---------     --------     --------
Total assets:
  United States (Note 5)......................................................    $ 893,172     $466,995     $479,458
  Other North America.........................................................        8,591       10,121       11,423
  Other (d)...................................................................      122,638       83,212       88,462
                                                                                  ---------     --------     --------
    Total.....................................................................    $1,024,401    $560,328     $579,343
                                                                                  ---------     --------     --------
                                                                                  ---------     --------     --------

(a) Included in the United States revenues are export sales to unconsolidated customers of $74.4 million in 1993, $64.0 million in 1992 and $55.4 million in 1991.

(b) 1993 includes a $27.5 million restructuring charge to merge Allen Testproducts and Bear Automotive into Automotive Diagnostics and a $26.9 million of SPT equity losses.

(c) 1993 includes $21.5 million of SP Europe equity losses.

(d) 1993 includes assets resulting from the consolidation of SP Europe and assets acquired in the Lowener purchase during the third quarter.

    Approximately 9% in 1993, 13% in 1992 and 9% in 1991 of the company's consolidated sales were made to General Motors Corporation and its various divisions, dealers and distributors. No other customer or group of customers under common control accounted for more than 10% of consolidated sales for any of these years. With the effect of the consolidation of SPT, the percentage sales to General Motors will increase in the future. SPT's sales to General Motors were 25% in 1993, 27% in 1992 and 31% in 1991. SPT's sales to Ford Motor Company and it various divisions, dealers and distributors were 23% in 1993, 20% in 1992 and 15% in 1991. With the consolidation of SPT, sales to Ford should exceed 10% of consolidated sales in the future.

(4)  ACQUISITION--ALLEN TESTPRODUCTS AND ALLEN GROUP LEASING

    On June 10, 1993, the company acquired the Allen Testproducts division ("ATP") and its related leasing company, Allen Group Leasing ("AGL"), from the Allen Group, Inc. for $102 million. ATP is a manufacturer and marketer of vehicular test and service equipment. This acquisition has been recorded using the purchase method of accounting, and the results of ATP and AGL have been included in the company's consolidated statement of income since June 10, 1993. The purchase price has been allocated to the fair values of the net assets of ATP and AGL. The purchase price allocations recorded are based upon estimates available and may be revised at a

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(4) ACQUISITION--ALLEN TESTPRODUCTS AND ALLEN GROUP LEASING (CONTINUED) later date. The excess of the purchase price over the estimated fair value of the net assets acquired of $16.3 million has been recorded as costs in excess of net assets acquired and is being amortized over the remaining life of goodwill from the 1988 acquisition of Bear Automotive (approximately 35 years). The purchase price allocation was as follows (in millions of dollars):

Current assets...........................................................................................    $ 37.7
Property, plant & equipment..............................................................................       7.5
Leasing assets...........................................................................................      75.8
Cost in excess of net assets acquired....................................................................      16.3
Liabilities..............................................................................................     (35.3)
                                                                                                             ------
  Total..................................................................................................    $102.0
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

(5)  ACQUISITION--SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP ("SPT")

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

    SPT designs and manufactures engine parts, castings and filters for the automotive and heavy duty original equipment manufacturers ("OEM") and the aftermarket. SPT was created in 1989 when the company contributed the Sealed Power, Contech, Filtran and Hy-Lift divisions to the newly created limited partnership. SPT obtained nonrecourse financing through a combination of bank debt and a public offering of subordinated debentures. In exchange for the net assets of the divisions contributed, the company received $245 million in cash from the partnership and a 49% interest in the partnership. As the debt incurred by SPT to fund this transaction was nonrecourse to the company, the company previously recorded a pretax $91 million gain in 1989, in accordance with guidance prescribed by Emerging Issues Task Force pronouncement 89-7. The cash distribution to the company resulted in an initial partnership capital deficit. SPT has had cumulative losses since its inception and, up to December 31, 1993, the company had carried its investment in SPT at zero. Because the SPT debt was nonrecourse, the company properly did not reflect its share of the equity losses of SPT and did not amortize the difference between its investment balance and its share of SPT's initial partnership capital deficit in its previously reported financial statements.

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

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(5)  ACQUISITION--SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP ("SPT")
(CONTINUED)
    A summary of the purchase price allocation is as follows (in millions of dollars):

                                                                                         EXISTING   ACQUIRED
                                                                                           49%        51%         TOTAL
                                                                                         --------   --------     -------
Current assets.........................................................................  $   37.5   $   39.2     $  76.7
Property, plant & equipment............................................................      44.8       66.6       111.4
Other assets...........................................................................       6.7        7.0        13.7
Cost in excess of net assets acquired..................................................     --          97.1        97.1
Current liabilities....................................................................     (26.2)     (27.2)      (53.4)
Deferred income taxes..................................................................     --          16.0        16.0
Long term liabilities..................................................................     (47.7)     (49.8)      (97.5)
Debt...................................................................................    (103.0)    (107.2)     (210.2)
                                                                                         --------   --------     -------
    Subtotal...........................................................................     (87.9)      41.7       (46.2)
SPT equity losses in excess of investment*.............................................                --           87.9
                                                                                                    --------     -------
Purchase Price.........................................................................             $   41.7     $  41.7
                                                                                                    --------     -------
                                                                                                    --------     -------

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

    The final proceeds for these divestitures are based upon the closing balance sheet of each business which are being completed. Any changes in proceeds as a result of adjustments to the closing balance sheets are not expected to be material.

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

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(7)  PRO FORMA RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                  1993       ATP &                           SP                 PRO FORMA     1993        1992
                               HISTORICAL   AGL (a)   DIVESTITURES (b)   EUROPE (c)   SPT (d)    ADJUST     PRO FORMA   PRO FORMA
                               ----------   -------   ----------------   ----------   -------   ---------   ---------   ---------
                                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.....................    $756.1      $32.4        $ (217.0)      $ 40.6     $391.6     $   --       $1,003.7    $1,042.9
Cost and expenses:
  Cost of products...........     508.0       14.1          (147.0)        44.6      337.8        (6.8)(a)     752.7      746.4
                                                                                                   2.0 (d)
  SG&A.......................     207.6       20.5           (44.5)         9.1       28.2       (10.2)(a)     210.7      223.6
  Other, net.................       7.5       --               (.2)          .5       (2.0)         .3 (a)       4.2        1.7
                                                                                                  (4.3)(c)
                                                                                                   2.4 (d)
  Restructuring charge.......      27.5       --             --             --          --         --           27.5       --
  SPT equity losses..........      26.9       --             --             --          --       (26.9)(d)      --
  SP Europe equity losses....      21.5       --             --             --          --       (21.5)(c)      --         --
                                 ------      ------       --------       -------    ------     -------       -------     ------
Operating income (loss)......     (42.9)      (2.2)          (25.3)       (13.6)      27.6        65.0           8.6       71.2
Interest, net................      17.8        1.6           --              .9       27.1        (5.8)(e)      41.6       45.8
(Gain) on sale of business
  units......................    (105.4)      --             --             --          --       105.4 (f)      --
                                 ------      ------       --------       -------    ------     -------       -------     ------
Income before income taxes...      44.7       (3.8)          (25.3)       (14.5)        .5       (34.6)        (33.0)      25.4
Provision (benefit) for
  income taxes...............      29.5       --             --             --          --       (35.8)(g)      (6.3)      13.6
                                 ------      ------       --------       -------    ------     -------       -------     ------
Income (loss) (h)............    $ 15.2      $(3.8)       $  (25.3)      $(14.5)    $   .5     $   1.2      $  (26.7)    $ 11.8
                                 ------      ------       --------       -------    ------     -------       -------     ------
                                 ------      ------       --------       -------    ------     -------       -------     ------

Income (loss) per share......    $ 1.20                                                                     $  (2.12)    $ 0.85
Weight average number of
  common shares
  outstanding................      12.6                                                                         12.6       13.9

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

    The unaudited pro forma selected results of operations does not purport to represent what the company's results of operations would actually have been had the above transactions in fact occurred as of January 1, 1993, or January 1, 1992, or project the results of operations for any future date or period.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

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

    Net periodic pension cost (benefit) included the following components:

                                                                                       1993        1992         1991
                                                                                     --------     -------     --------
                                                                                              (in thousands)
Service cost-benefits earned during the period...................................    $  4,585     $ 3,973     $  3,577
Interest cost on projected benefit obligation....................................       6,852       6,088        5,743
Actual gain on assets............................................................     (19,633)     (9,363)     (27,778)
Net amortization and deferral....................................................       8,440      (1,136)      18,320
                                                                                     --------     -------     --------
Net periodic pension cost (benefit)..............................................    $    244     $  (438)    $   (138)
                                                                                     --------     -------     --------
                                                                                     --------     -------     --------
Actuarial assumptions used:
Discount rates...................................................................         7.5%       8.25%        8.25%
Rates of increase in compensation levels.........................................         5.0        5.5          5.5
Expected long-term rate of return on assets......................................         9.5        9.5          9.5

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(10)  EMPLOYEE BENEFIT PLANS (CONTINUED)
    Plan assets principally consist of equity and fixed income security investments. The following table sets forth the plans' funded status and amounts recognized in the company's consolidated balance sheets as Other Assets for its U.S. pension plans (in thousands):

                                                                    DECEMBER 31, 1993           DECEMBER 31, 1992
                                                                -------------------------   -------------------------
                                                                  ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                                                  EXCEED       BENEFITS       EXCEED       BENEFITS
                                                                ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                                                 BENEFITS       ASSETS       BENEFITS       ASSETS
                                                                -----------   -----------   -----------   -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation...................................   $ 151,217      $ 6,570      $  67,876     $  --
                                                                 ---------      --------     ---------     -------
                                                                 ---------      --------     ---------     -------
  Accumulated benefit obligation..............................   $ 172,068      $ 7,395      $  70,661     $  --
                                                                 ---------      --------     ---------     -------
                                                                 ---------      --------     ---------     -------
  Projected benefit obligation................................   $ 200,249      $ 7,395      $  87,604     $  --
  Plan assets at fair value...................................     242,429        6,297        118,939        --
                                                                 ---------      --------     ---------     -------
  Projected benefit obligation less (greater) than plan
    assets....................................................   $  42,180      $(1,098)     $  31,335     $  --
  Unrecognized net (gain) loss................................     (31,893)          34        (19,031)       --
  Prior service cost not yet recognized in net periodic
    pension cost..............................................      10,183          607          1,909        --
  Unrecognized net asset at January 1, 1985...................        (220)          34           (407)       --
                                                                 ---------      --------     ---------     -------
  Prepaid pension cost recognized in the consolidated balance
    sheets....................................................   $  20,250      $  (423)     $  13,806     $  --
                                                                 ---------      --------     ---------     -------
                                                                 ---------      --------     ---------     -------

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

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

    Prior to 1992, postretirement health care and life insurance benefits were recognized as expense when claims or premiums were paid. In 1992, the company adopted SFAS No. 106. These costs totaled $958,000 in 1991. The following summarizes the 1993 and 1992 expense for postretirement health and life insurance (in thousands):

                                                                                                  1993        1992
                                                                                                 -------     -------
Recognition of transition obligation.........................................................    $ --        $16,829
Benefit cost for service during the the year--net of employee contributions..................        317         315
Net amortization and deferral................................................................        (64)      --
Interest cost on accumulated post-retirement benefit obligation..............................      1,338       1,306
                                                                                                 -------     -------
Postretirement benefit cost..................................................................    $ 1,591     $18,450
                                                                                                 -------     -------
                                                                                                 -------     -------

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

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(10)  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table summarizes the accumulated benefit obligation (in thousands):

                                                                                    DECEMBER 31, 1993     DECEMBER 31, 1992
                                                                                    -----------------     -----------------
Accumulated postretirement benefits obligation ("APBO") Retirees................        $  56,084             $  11,708
  Actives fully eligible........................................................            9,399                 1,463
                                                                                         --------              --------
  APBO fully eligible...........................................................           65,483                13,171
  Actives not fully eligible....................................................           24,112                 3,271
                                                                                         --------              --------
  Total APBO....................................................................        $  89,595             $  16,442
Assets..........................................................................             (845)               --
                                                                                         --------              --------
Unfunded status.................................................................        $  88,750             $  16,442
Unrecognized:
  Prior service cost............................................................           27,498                 1,000
  Net gain (loss)...............................................................           (2,492)                --
                                                                                         --------              --------
Accrued APBO included in long-term liabilities..................................        $ 113,756             $  17,442
                                                                                         --------              --------
                                                                                         --------              --------

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

                                                                                  1993       1992       1991
                                                                                 ------     ------     ------
         Compensation expense................................................    $1,925     $5,548     $4,840
         Interest expense....................................................     3,902       --         --
         Dividends...........................................................      --          590      1,113
         Principal payment...................................................       288       --         --
                                                                                 ------     ------     ------
             Total...........................................................    $6,115     $6,138     $5,953
                                                                                 ------     ------     ------
                                                                                 ------     ------     ------

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

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

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

(12)  RECEIVABLES

    Changes in the reserve for losses on receivables were as follows:

                                                                                        1993        1992        1991
                                                                                       -------     -------     -------
                                                                                             (IN THOUSANDS)
Balance at beginning of year.......................................................    $10,789     $ 9,541     $ 9,521
Recorded in acquisition of SPT and due to consolidation of SP Europe...............        747       --          --
Amount charged to income...........................................................      3,609       3,788       2,876
                                                                                       -------     -------     -------
                                                                                       $15,145     $13,329     $12,397
Accounts written off, net of recoveries............................................     (2,398)     (2,495)     (2,878)
Reduction resulting from sale of SPR and
Truth divisions....................................................................     (3,588)      --          --
Reclassifications and other........................................................         18         (45)         22
                                                                                       -------     -------     -------
Balance at end of year.............................................................    $ 9,177     $10,789     $ 9,541
                                                                                       -------     -------     -------
                                                                                       -------     -------     -------

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

    The components of inventory at year-end were as follows:

                                                                                                 1993         1992
                                                                                               --------     --------
                                                                                                  (IN THOUSANDS)
Finished products..........................................................................    $ 94,478     $128,043
Work in process............................................................................      29,324       16,835
Raw materials and supplies.................................................................      35,421       26,744
                                                                                               --------     --------
                                                                                               $159,223     $171,622
                                                                                               --------     --------
                                                                                               --------     --------

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(14)  INCOME TAXES

    The provision (benefit) for income taxes consists of the following (in thousands):

                                                                                        1993        1992        1991
                                                                                       -------     -------     -------
U.S. Federal:
  Current..........................................................................    $32,817     $ 8,180     $(4,925)
  Deferred.........................................................................     (9,521)      2,217      (4,842)
State..............................................................................      4,411       1,363       1,060
Foreign............................................................................      1,748       1,673       1,535
                                                                                       -------     -------     -------
Total..............................................................................    $29,455     $13,433     $(7,172)
                                                                                       -------     -------     -------
                                                                                       -------     -------     -------

    A reconciliation of the effective rate for income taxes shown in the consolidated statements of income with the U.S. statutory rate of 35% in 1993 and 34% in 1992 and 1991 is shown below:

                                                                                             1993      1992      1991
                                                                                             -----     -----     -----
Amount computed at statutory rate........................................................     35.0%     34.0%    (34.0)%
Increase (decrease) in taxes resulting from:
  U.S. rate change on net deferred taxes.................................................      2.0      --        --
  Tax credits and incentives.............................................................     (0.5)     (0.6)     (1.6)
  Foreign losses not tax benefited.......................................................     22.8       6.1       3.1
  Foreign tax rates less than the statutory rate.........................................     (1.8)     (1.1)     (1.9)
  State income taxes, net of federal income tax benefit..................................      5.8       2.5       2.8
  Amortization of goodwill and other acquisition costs...................................      3.6       3.2       4.0
  Tax benefit of the Foreign Sales Corporation...........................................     (2.0)     (3.1)     (3.4)
  Special charge items not tax benefited.................................................     --        --         8.6
  Other, net.............................................................................      1.1      (1.5)     (2.6)
                                                                                             -----     -----     -----
                                                                                              66.0%     39.5%    (25.0)%
                                                                                             -----     -----     -----
                                                                                             -----     -----     -----

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

    The following summarizes the detail of the deferred income tax provision (benefit) for 1991, which has not been restated in accordance with SFAS No. 109:

                                                                                                           1991
                                                                                                      --------------
                                                                                                      (IN THOUSANDS)
Receivable reserves...............................................................................       $   (110)
Inventories.......................................................................................           (568)
Depreciation......................................................................................            306
Health and medical costs..........................................................................           (170)
Pension...........................................................................................            146
Employee benefit programs.........................................................................           (342)
Special charge....................................................................................         (3,191)
Other, net........................................................................................            459
                                                                                                          -------
                                                                                                         $ (3,470)
                                                                                                          -------
                                                                                                          -------

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(14)  INCOME TAXES (CONTINUED)
    The components of the net deferred income tax assets (liabilities) were as follows:

                                                                                      DECEMBER 31, 1993   DECEMBER 31, 1992
                                                                                      -----------------   -----------------
                                                                                              (IN THOUSANDS)
Deferred income tax asset:
  Receivables reserve...............................................................      $   6,736           $   3,088
  Inventory.........................................................................          5,835               7,505
  Debt extinguishment reserves......................................................         13,000               --
  Compensation and benefit-related..................................................          3,004               1,100
  Restructuring reserves............................................................          4,226               --
  Divestiture-related reserves......................................................          5,580               --
  Workers' compensation.............................................................          1,708               1,270
  Warranty reserve..................................................................          2,216               2,786
  Other liabilities.................................................................          6,584                (175)
                                                                                           --------            --------
Current deferred tax asset..........................................................      $  48,889           $  15,574
                                                                                           --------            --------
Non-current deferred tax:
  Depreciation......................................................................      $ (24,300)          $ (13,570)
  Postretirement health and life....................................................         38,900               6,300
  Book basis investment greater than tax basis investment in affiliates.............        (31,400)            (46,906)
  Other.............................................................................         (3,987)              --
  Net operating loss carryforwards..................................................         14,700               4,800
  Capital loss carryforwards........................................................          --                  8,900
  Valuation allowance...............................................................        (14,700)            (13,700)
                                                                                           --------            --------
Non-current deferred tax liability..................................................      $ (20,787)          $ (54,176)
                                                                                           --------            --------
Net deferred tax asset (liability)..................................................      $  28,102           $ (38,602)
                                                                                           --------            --------
                                                                                           --------            --------

    Included on the consolidated balance sheets are U.S. federal income tax refunds of $5.6 million in 1993 and $3.0 million in 1992.

    At December 31, 1993, the company has net operating loss carryforwards attributable to foreign operations of approximately $32.5 million that are available to offset future taxable income. These loss carryforwards expire as follows: $.6 million in 1994, $0 in 1995, $0 in 1996, $2.4 million in 1997, $1.5 million in 1998 and $28.0 million thereafter. During 1993, the company utilized $2.8 million of net operating loss carryforwards attributable to foreign operations, resulting in tax benefits of $1.2 million. The deferred tax asset related to the net operating loss carryforwards have been reserved in the valuation allowance.

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

    Until December 31, 1993, the company reported that it held a 50% interest in SP Europe. As of December 31, 1993, Riken's pending 20% participation in SP Europe reverted to the company in connection with the transaction to acquire Riken's 49% interest in SPT. SP Europe had not been previously consolidated due to the company's deemed temporary control and because nonrecourse (to the partners)

                         SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(15)  INVESTMENTS (CONTINUED)
financing was being pursued. Up to December 31, 1993, the company carried its investment in SP Europe at zero. Due to the resulting 70% ownership, the company is recording its share of cumulative losses since the partnership formation in mid-1991 of $21.5 million. As of December 31, 1993, the balance sheet of this partnership is included in the consolidated financial statements, reflecting the company's 70% ownership and Mahle GmbH's 30% minority interest. Beginning in the first quarter of 1994, results of operations of SP Europe will be reflected in the consolidated statements of income and cash flows.

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

    Changes in property, plant, and equipment accounts and in related accumulated depreciation for the three years ended December 31, 1993 were as follows:

                                                                                    MACHINERY
                                                                                       AND      CONSTRUCTION
           PROPERTY, PLANT & EQUIPMENT, AT COST                LAND       BLDGS.    EQUIPMENT   IN PROGRESS       TOTAL
                                                              -------     -------   ---------   ------------     --------
                                                                                    (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1990..............................    $ 6,586     $50,378   $123,392      $  6,398       $186,754
  Additions, at cost......................................        245       4,362     14,788            33         19,428
  Retirements, at cost....................................     (1,283)       (699)    (2,380)       --             (4,362)
  Reclassifications and other.............................        699          63       (454)       --                308
                                                              -------     -------   --------      --------       --------
BALANCE AT DECEMBER 31, 1991..............................    $ 6,247     $54,104   $135,346      $  6,431       $202,128
  Additions, at cost......................................         18       2,314     18,415          (396)        20,351
  Retirements, at cost....................................        (48)       (515)    (5,376)       --             (5,939)
  Reclassifications and other.............................        280       2,417     (1,132)       --              1,565
                                                              -------     -------   --------      --------       --------
BALANCE AT DECEMBER 31, 1992..............................    $ 6,497     $58,320   $147,253      $  6,035       $218,105
  Additions, at cost......................................        840       1,920     10,998         1,358         15,116
  Recorded in acquisitions of
  ATP and SPT and due to consolidation of SP Europe.......      4,551      40,552    169,903         1,253        216,259
  Assets sold in connection with divestiture of units.....     (1,174)    (15,280)   (55,241)       (3,325)       (75,020)
  Retirements, at cost....................................        (15)       (502)    (5,541)       --             (6,058)
  Reclassifications and other.............................         81        (474)       448          (625)          (570)
                                                              -------     -------   --------      --------       --------
BALANCE AT DECEMBER 31, 1993..............................    $10,780     $84,536   $267,820      $  4,696       $367,832
                                                              -------     -------   --------      --------       --------
                                                              -------     -------   --------      --------       --------

                                                                                               MACHINERY
                                                                                                  AND
                           ACCUMULATED DEPRECIATION                                BLDGS.      EQUIPMENT      TOTAL
                                                                                   -------     ---------     --------
                                                                                           (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1990...................................................    $10,797     $ 58,045      $ 68,842
  Additions-charged to income..................................................      2,443       16,449        18,892
  Deductions-retirements, renewals, transfers, dispositions and replacements...        (43)      (2,086)       (2,129)
  Reclassifications and other..................................................        226          (22)          204
                                                                                   -------     ---------     --------
BALANCE AT DECEMBER 31, 1991...................................................    $13,423     $ 72,386      $ 85,809
  Additions-charged to income..................................................      3,196       16,393        19,589
  Deductions-retirements, renewals, transfers, dispositions and replacements...       (201)      (4,549)       (4,750)
  Reclassifications and other..................................................      1,156         (494)          662
                                                                                   -------     ---------     --------
BALANCE AT DECEMBER 31, 1992...................................................    $17,574     $ 83,736      $101,310
                                                                                   -------     ---------     --------
  Additions-charged to income..................................................      2,611       16,476        19,087
  Additions-carryover basis in SPT.............................................     15,810       75,661        91,471
  Deductions-retirements, renewals, transfers, dispositions and replacements...       (245)      (2,782)       (3,027)
  Deductions-assets sold in connection with divestitures of units..............     (4,499)     (34,508)      (39,007)
  Reclassifications and other..................................................      --            (147)         (147)
                                                                                   -------     ---------     --------
BALANCE AT DECEMBER 31, 1993...................................................    $31,251     $138,436      $169,687
                                                                                   -------     ---------     --------
                                                                                   -------     ---------     --------

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

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

    The company amortizes costs in excess of the net assets of businesses ("goodwill") acquired on a straight-line method over the estimated periods benefitted, not to exceed 40 years. After an acquisition, the company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible impairment, the company uses projections to assess whether future operating income on a non-discounted basis (before goodwill amortization) of the unit is likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a writedown of goodwill to recoverable value is appropriate.

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

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(19)  NOTES PAYABLE AND DEBT

    The following table summarizes the company's current and long-term debt obligations as they existed at December 31, 1993 and 1992. During the first quarter of 1994, the company significantly restructured this debt. Refer to Note 23 for further explanation of this subsequent refinancing.

                                                                                                 1993         1992
                                                                                               --------     --------
                                                                                                      (IN THOUSANDS)
SPX
  Senior Notes, 9.72%, due in annual installments from 1994 through 2000...................    $ 53,000     $ 53,000
  Senior Notes, 9.58%, $5 million due in 1993, the remainder due in 1995...................      22,000       27,000
  Revolving Credit Loans...................................................................       --          17,000
  Industrial Revenue Bonds, with interest rates established monthly based on an index of
    short-term municipal bond interest rates, due 2010 to 2025.............................      15,200       15,200
  Note to Allen Group, 8.0%, due in annual installments from 1994 through 1996.............      19,737        --
  Bank loans, LIBOR plus  7/8%, due May 1994...............................................      50,000        --
  Long-Term Debt -- ESOP Guarantee.........................................................      42,062       44,275
  Other....................................................................................      17,957       17,844
                                                                                               --------     --------
    Total SPX debt.........................................................................    $219,956     $174,319
                                                                                               --------     --------
SPT
  Senior subordinated debentures, 14.5%, due May 15, 1999, with mandatory sinking fund
    payment of $50 million on May 15, 1998.................................................    $100,000     $  --
  Term bank loan, with interest rates established periodically based on prime or LIBOR
    rates, due in varying quarterly installments through September 30, 1996................      78,863        --
  Revolving Credit Loans...................................................................      30,000        --
  Other....................................................................................       1,343        --
                                                                                               --------     --------
    Total SPT debt.........................................................................    $210,206     $  --
                                                                                               --------     --------
    Total Consolidated debt................................................................    $430,162     $174,319
  Less current maturities..................................................................      93,975       13,999
                                                                                               --------     --------
    Total Long-Term Debt...................................................................    $336,187     $160,320
                                                                                               --------     --------
                                                                                               --------     --------

    Aggregate maturities of total debt are as follows before the debt refinancing described in Note 23:

                                                                               SPX         SPT        TOTAL
                                                                             -------     -------     --------
                                                                                               (IN THOUSANDS)
         1994............................................................    $67,275     $26,700     $ 93,975
         1995............................................................     43,700      28,900       72,600
         1996............................................................      9,500      54,600       64,100
         1997............................................................     11,200       --          11,200
         1998............................................................      3,400      50,000       53,400
         Thereafter......................................................     84,881      50,006      134,887

SPX

    Revolving credit loans, under revolving credit agreements dated July 1, 1991 as amended, aggregating $75 million with five banks, have terms of one year. During the period of the revolving credit loans, the borrowings will bear interest at negotiated rates not to exceed prime. The company has agreed to pay the banks commitment fees of 3/8% per annum of the unused portion of the credit commitments. The credit agreements do not require the company to maintain any additional balances at the participating banks, and the agreements can be reduced in amount or terminated at any time at the option of the company. At December 31, 1993, the company had unused lines of revolving credit of $75 million. This facility was replaced by a new revolving credit agreement dated March 1994 (see Note 23).

    The company has guaranteed a note purchase agreement with certain insurance companies under its ESOP. This loan bears interest at 9.04%. Principal is payable in fifteen annual installments commencing June 1990. The company's semiannual contributions to the

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(19)  NOTES PAYABLE AND DEBT (CONTINUED)
ESOP trust enable the trust to make interest and principal payments. Additionally, dividends on the ESOP's unallocated shares are used to make interest and principal payments and are deductible for income tax purposes. Dividends on unallocated shares were $545,000 in 1993, $590,000 in 1992 and $1,113,000 in 1991. Beginning in 1993, as a result of new ESOP accounting, these dividends are no longer reflected as dividends in the consolidated financial statements and are accounted for as direct principal payments. This facility will be terminated by the end of March 1994 and will be replaced by the new revolving credit agreement.

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

    SPT has entered into hedging arrangements which fix the interest rate of approximately $70 million of the bank borrowings at 11 1/2% for a period ranging from one to three years. The unhedged bank loans bear interest at 1 1/4% over the prime rate or 2 1/4% over the LIBOR rate. The rates are set, at SPT's option, for various periods up to one year in length. Substantially all of SPT's assets are pledged as collateral for loans under the Bank Credit Agreement.

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

    At December 31, 1993, substantially all of SPT's assets are pledged as collateral under SPT's bank credit agreements. The distribution of these assets, as well as partnership distributions, to the company from SPT are restricted. The company's planned second quarter issuance of $260 million of senior subordinated notes and concurrent payment to the SPT lenders will remove this restriction. Should the notes not be issued, the SPT indebtedness will remain in place, including the restrictions.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(20)  CAPITAL STOCK

    Authorized shares of common stock (par value $10.00) total 50,000,000 shares. Common shares issued and outstanding are summarized in the table below.

                                                                                                  DECEMBER 31
                                                                                          ----------------------------
SHARES OF COMMON STOCK                                                                     1993       1992       1991
- -----------------------                                                                   ------     ------     ------
                                                                                          (IN THOUSANDS)
Issued................................................................................    15,556     15,536     15,471
In treasury...........................................................................    (1,633)    (1,633)    (1,633)
                                                                                          ------     ------     ------
Outstanding...........................................................................    13,923     13,903     13,838
                                                                                          ------     ------     ------
                                                                                          ------     ------     ------
ESOP trust -- unallocated.............................................................     1,246      1,361      1,476

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

    The company restated, amended and renamed its 1982 Stock Option Plan to the 1992 Stock Compensation Plan, effective December 15, 1992. Under the new Stock Compensation Plan, up to 700,000 shares of the company's common stock may be granted to key employees with those shares still available for use under the 1982 Stock Option Plan being carried forward and forming a part of the 700,000 shares. Awards of incentive stock options, nonqualified stock options, stock appreciation rights (SAR's), performance units and restricted stock may be made under the Plan although no more than 200,000 shares may be granted in the form of restricted stock. The Plan also authorizes the granting of stock options to directors.

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

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(20)  CAPITAL STOCK (CONTINUED)
    A summary of common stock options, SAR's, and restricted stock issued under the company's Stock Compensation Plan is as follows:

                                                                                      1993         1992         1991
                                                                                    --------     --------     --------
Stock Options:
  Outstanding at beginning of year..............................................     877,140      735,818      634,729
  Granted.......................................................................     148,400      215,750      281,350
  Exercised.....................................................................     (21,903)     (74,428)       --
  Surrendered/canceled..........................................................     (79,337)       --        (180,261)
                                                                                    --------     --------     --------
  Outstanding at end of year....................................................     924,300      877,140      735,818
                                                                                    --------     --------     --------
                                                                                    --------     --------     --------
  Price of options exercised and outstanding....................................    $ 11.38-     $ 11.38-     $ 11.38-
                                                                                       28.00        28.00        28.00
Restricted stock granted during year............................................       --           --          12,000
Shares reserved and available for future grants.................................     442,387      511,450       74,375
Stock Appreciation Rights:
  Outstanding at beginning of year..............................................       --           --         171,100
  Granted.......................................................................       --           --           --
  Exercised.....................................................................       --           --           --
  Surrendered/canceled..........................................................       --           --        (171,100)
                                                                                    --------     --------     --------
  Outstanding at end of year....................................................       --           --           --
                                                                                    --------     --------     --------
                                                                                    --------     --------     --------

    Preferred stock is issuable in series with the Board of Directors having the authority to determine, among other things, the stated value of each series, dividend rate, conversion rights and preferences in liquidation or redemption.

    On June 25, 1986, the company entered into a Rights Agreement which was amended and restated as of October 20, 1988. Pursuant to the Rights Agreement, in July 1986, the company issued a dividend of one preferred stock purchase right on each outstanding share of common stock. Each right entitles the holder, upon the occurrence of certain events, to purchase one one-hundredth of a share of a new series of junior participating preferred stock for $100. Furthermore, if the company is involved in a merger or other business combination at any time after the rights become exercisable, the rights will entitle the holder to buy the number of shares of common stock of the acquiring company having a market value of twice the then current exercise price of each right. Alternatively, if a 20% or more shareholder acquires the company by means of a reverse merger in which the company and its stock survive, or engages in self-dealing transactions with the company, or if any person acquires 20% or more of the company's common stock, then each right not owned by a 20% or more shareholder will become exercisable for the number of shares of common stock of the company having a market value of twice the then current exercise price of each right. The rights, which do not have voting rights, expire on July 15, 1996, and may be redeemed by the company at a price of $.05 per right at any time prior to their expiration.

(21)  SPX CREDIT CORPORATION

    In June of 1993, the company acquired Allen Group Leasing from The Allen Group Inc. (see Note 4). The company's SP Financial division was merged with this lease financing unit and has been renamed SPX Credit Corporation ("SPX CC"). SPX CC provides direct financing leasing alternatives to primarily electronic diagnostic, emissions testing, and wheel service equipment customers in the United States and Canada.

    SPX CC purchases equipment for lease to others from the company's Specialty Service Tools divisions, its sole supplier, at prices comparable to those to third parties. The aggregate cost of equipment purchased from Specialty Service Tools divisions amounted to approximately $16.0 million in 1993. The company's Specialty Service Tools divisions charge a commission representing an origination fee for providing leases and for the cost of services provided to SPX CC with respect to the negotiation and consummation of new leases in the amount of $521,000 for 1993 (since the acquisition). SPX CC has an agreement with Specialty Service Tools divisions for the repurchase of repossessed equipment at amounts determined to approximate realizable value by the Specialty Service Tools divisions. In 1993 (since the acquisition), approximately $5.8 million of equipment was repurchased under this agreement.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(21)  SPX CREDIT CORPORATION (CONTINUED)
    Information regarding lease receivables included in the consolidated balance sheets is as follows (amounts in thousands):

DECEMBER 31, 1993                                                                  CURRENT      LONG-TERM       TOTAL
- ------------------                                                                 --------     ----------     --------
Direct financing lease receivables.............................................    $ 36,661      $ 60,263      $ 96,924
Residual value of lease equipment..............................................         469         2,862         3,331
Other leasing assets...........................................................       9,159           192         9,351
Unearned lease finance income..................................................     (10,427)      (10,825)      (21,252)
Allowance for credit losses....................................................      (2,028)       (1,479)       (3,507)
                                                                                   --------     ----------     --------
                                                                                   $ 33,834      $ 51,013      $ 84,847
                                                                                   --------     ----------     --------
                                                                                   --------     ----------     --------

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

(22)  CASH FLOWS FROM OPERATING ACTIVITIES

    The following provides supplementary information comprising the company's cash flows from operating activities:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                    ----------------------------------
                                                                                      1993         1992         1991
                                                                                    --------     --------     --------
                                                                                    (IN THOUSANDS)
Cash flows from operating activities:
Net income (loss) from operating activities.....................................    $(40,600)    $ 14,860     $(21,560)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities --
  Cumulative effect of change in accounting methods.............................      31,800        5,700        --
  Extraordinary loss............................................................      24,000        --           --
  Depreciation and amortization.................................................      24,370       25,277       23,771
  SPT equity losses.............................................................      26,845        2,407        8,532
  SP Europe equity losses.......................................................      21,500        --           --
  Increase (decrease) in deferred income taxes..................................     (15,306)       7,644       (5,286)
  (Increase) decrease in receivables............................................     (15,523)      (1,061)      30,842
  Decrease in inventories.......................................................      11,609        2,560       22,800
  (Increase) decrease in prepaid and other current assets.......................       2,136       (1,380)        (848)
  Increase (decrease) in accounts payable.......................................      (1,623)       3,945          307
  Decrease in accrued liabilities...............................................      (7,238)        (787)      (6,172)
  Increase in income taxes payable..............................................       4,529        4,457           52
  Increase in lease finance receivables.........................................      (9,154)       --           --
  Gain on sale of businesses, net of taxes......................................     (64,200)       --           --
  Restructuring and special charges.............................................      27,500        --          18,200
  Increase in long-term liabilities.............................................       6,803        2,131        --
  Other, net....................................................................      (2,163)       1,736       (3,189)
                                                                                    --------     --------     --------
Net cash provided by operating activities.......................................    $ 25,285     $ 67,489     $ 67,449
                                                                                    --------     --------     --------
                                                                                    --------     --------     --------

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

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

    In March of 1994, the first portion of the Refinancing was completed when the company closed a $250 million revolving credit facility with The First National Bank of Chicago, as agent for a syndicate of banks. This revolving credit facility bears interest at LIBOR plus 1.0% or the prime rate (at the company's option) and expires in 1999. Upon completion of the senior subordinated note offering, this revolving credit facility is to be reduced to $225 million of maximum availability. Proceeds from this revolving credit facility will be used to extinguish SPX debt as follows: Senior Notes aggregating $75 million, the $19.7 million note to the Allen Group, the company's ESOP trust's note of $42.1 million and $68 million of miscellaneous debt, much of which was technically in default of covenant provisions. Also, $15.2 million of letters of credit securing the Industrial Revenue Bonds were renegotiated.

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

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(24)  SEALED POWER TECHNOLOGIES -- SELECTED FINANCIAL INFORMATION

    As discussed in Note 5, the company consolidated SPT's balance sheet at December 31, 1993. The company's 49% share of SPT's results of operations has been recognized on the equity method of accounting. Selected historical financial information on SPT is as follows:

                                                                                           1993       1992       1991
                                                                                          ------     ------     ------
                                                                                          (IN MILLIONS)
OPERATING DATA:
Revenues..............................................................................    $391.6     $355.2     $319.8
Gross profit..........................................................................      53.8       56.9       45.3
Selling, distribution, & administrative expenses......................................      28.2       26.7       24.0
Other (income), net...................................................................      (2.0)      (2.8)      (2.0)
                                                                                          ------     ------     ------
Earnings before interest..............................................................    $ 27.6     $ 33.0     $ 23.3
Interest expense, net.................................................................      27.1       29.3       32.1
                                                                                          ------     ------     ------
Income (loss) before cumulative effect of change in accounting method.................    $   .5     $  3.7     $ (8.8)
Cumulative effect of change in accounting method*.....................................     (89.5)      --         --
                                                                                          ------     ------     ------
Income (loss).........................................................................    $(89.0)    $  3.7     $ (8.8)
                                                                                          ------     ------     ------
                                                                                          ------     ------     ------
Depreciation and amortization.........................................................      20.4       19.1       18.7
Capital expenditures, net.............................................................      17.8       12.9       13.1
Research and development..............................................................       3.4        3.8        3.6
Pension expense.......................................................................        .1       --           .2
Lease rental expense..................................................................        .9         .9          9
Incremental SFAS No. 106 expense......................................................       6.1       --         --
BALANCE SHEET DATA (AT PERIOD END):
Current assets........................................................................    $ 76.7     $ 74.6     $ 73.0
Net property, plant and equipment.....................................................      91.4       91.1       94.4
Other assets..........................................................................      13.7       15.1       17.3
                                                                                          ------     ------     ------
                                                                                          $181.8     $180.8     $184.7
                                                                                          ------     ------     ------
                                                                                          ------     ------     ------
Current liabilities...................................................................    $ 80.0     $ 66.6     $ 57.6
Long-term liabilities*................................................................      97.5        3.0       --
Long-term debt........................................................................     183.5      199.1      218.7
Partners' capital (deficit)...........................................................    (179.2)     (87.9)     (91.6)
                                                                                          ------     ------     ------
                                                                                          $181.8     $180.8     $184.7
                                                                                          ------     ------     ------
                                                                                          ------     ------     ------

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

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(25)  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The carrying amounts and fair values of the company's financial instruments at December 31, 1993 are as follows (amounts in thousands):

                                                                                               CARRYING
                                                                                                AMOUNT      FAIR VALUE
                                                                                               --------     ----------
Cash and temporary cash investments........................................................    $117,843      $ 117,843
Lease finance receivables..................................................................      84,847         84,847
Notes payable and current maturities of long-term debt and long-term debt..................    (430,162)      (457,662)
Off-Balance Sheet Financial Instruments:
  Interest rate swaps......................................................................       --            (4,500)
  Letters of Credit........................................................................       --           (44,700)

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

                                                                                         1993
                                                             ------------------------------------------------------------
                                                              FIRST        SECOND       THIRD        FOURTH       TOTAL
                                                             QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                                             --------     --------     --------     --------     --------
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues.................................................    $179,164     $212,548     $195,079     $169,354     $756,145
Gross profit.............................................      57,388       70,848       65,265       54,612      248,113
Income (loss) before cumulative effect of change in
  accounting methods and extraordinary loss..............         357        5,428      (20,256)*     29,671**     15,200
Cumulative effect of change in accounting method, net of
  taxes..................................................     (31,800)       --           --           --         (31,800)
Extraordinary loss, net of taxes.........................       --           --           --         (24,000)     (24,000)
Net income (loss)........................................     (31,443)       5,428      (20,256)       5,671      (40,600)
Income (loss) per share:
  Before cumulative effect of change in accounting method
    and extraordinary loss, net of taxes.................    $   0.02     $   0.43     $  (1.61)*   $   2.34**   $   1.20
  Cumulative effect of change in accounting method, net
    of
    taxes................................................       (2.52)       --           --           --           (2.52)
  Extraordinary loss, net of taxes.......................       --           --           --           (1.90)       (1.90)
  Net income (loss)......................................    $  (2.50)    $   0.43     $  (1.61)    $   0.44     $  (3.22)

 * Includes a pretax restructuring charge of $27.5 million, $18.5 million aftertax and $1.47 per share.

** Includes SP Europe equity losses, $21.5 million after tax and $1.71 per share. Also includes a pretax gain on the sale of businesses of $105.4 million, $64.2 million aftertax and $5.07 per share.

                                                                                         1992
                                                             ------------------------------------------------------------
                                                              FIRST        SECOND       THIRD        FOURTH       TOTAL
                                                             QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                                             --------     --------     --------     --------     --------
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues.................................................    $175,230     $217,627     $237,262     $171,050     $801,169
Gross profit.............................................      58,716       75,166       76,365       57,753      268,000
Income before cumulative effect of change in accounting
  methods................................................         948        8,366        9,289        1,957       20,560
Cumulative effect of change in accounting methods, net of
  taxes..................................................      (5,700)       --           --           --          (5,700)
Net income (loss)........................................      (4,752)       8,366        9,289        1,957       14,860
Income (loss) per share:
  Before cumulative effect of change in accounting
    methods..............................................    $    .07     $    .60     $    .67     $    .14     $   1.48
  Cumulative effect of change in accounting methods, net
    of taxes.............................................        (.41)       --           --           --            (.41)
  Net income (loss)......................................    $   (.34)    $    .60     $    .67     $    .14     $   1.07

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(26)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                                                         1991
                                                             ------------------------------------------------------------
                                                              FIRST        SECOND       THIRD        FOURTH       TOTAL
                                                             QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                                             --------     --------     --------     --------     --------
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues.................................................    $156,731     $177,513     $172,000     $167,224     $673,468
Gross profit.............................................      51,570       59,117       52,275       48,880      211,842
Net income (loss)........................................      (4,460)       2,769      (16,539)*     (3,327)     (21,557)
Net income (loss) per share..............................    $   (.32)    $    .20     $  (1.20)*   $   (.24)    $  (1.56)

* Includes a pretax special charge of $18.2 million, $14.7 million aftertax and $1.06 per share.

(27)  SUPPLEMENTARY FINANCIAL INFORMATION

                                PROFIT AND LOSS

                                                                                        CHARGED TO COSTS AND EXPENSES
                                                                                       -------------------------------
                                                                                        1993        1992        1991
                                                                                       -------     -------     -------
                                                                                       (IN THOUSANDS)
Maintenance and repairs............................................................    $ 7,539     $ 9,643     $ 6,254
Depreciation and amortization......................................................     24,370      25,277      23,771
Payroll taxes......................................................................     14,705      12,039      10,244
Advertising........................................................................      5,821       6,151       6,278
Research and development costs.....................................................     17,569      14,718      13,113

                                 BALANCE SHEET

                                                                                                  1993        1992
                                                                                                 -------     -------
                                                                                                 (IN THOUSANDS)
Accrued payrolls.............................................................................    $27,554     $12,200
Warranty reserve.............................................................................      7,060       8,300
Automotive Diagnostics restructuring reserve.................................................     14,533       --
Debt extinguishment reserves.................................................................     32,000       --
Amount payable for SPT acquisition...........................................................     41,700       --

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(28)  SP EUROPE-- SELECTED FINANCIAL INFORMATION (UNAUDITED)

    Selected historical financial information on SP Europe is as follows:

                                                                                             1993      1992      1991*
                                                                                            ------     -----     -----
                                                                                                  (IN MILLIONS)
OPERATING DATA:
Revenues................................................................................    $ 40.6     $49.6     $19.2
Gross profit............................................................................      (4.0)     (5.4)     (3.9)
Selling, distribution, & administrative expenses........................................       9.1       5.8       1.5
Other (income), net.....................................................................       0.5      (2.4)     (0.7)
                                                                                            ------     -----     -----
Earnings (loss) before interest.........................................................    $(13.6)    $(8.8)    $(4.7)
Interest expense, net...................................................................       0.9       0.1       0.0
                                                                                            ------     -----     -----
Income (loss)...........................................................................    $(14.5)    $(8.9)    $(4.7)
                                                                                            ------     -----     -----
                                                                                            ------     -----     -----
Depreciation and amortization...........................................................      (1.0)     (2.0)     (0.3)
Capital expenditures, net...............................................................       4.2       1.1       0.6
BALANCE SHEET DATA (AT PERIOD END):
Current assets..........................................................................    $ 15.7     $16.1     $17.0
Net property, plant and equipment.......................................................       5.1       1.5       0.8
Other assets............................................................................       0.7      (0.6)     (5.1)
                                                                                            ------     -----     -----
                                                                                            $ 21.5     $17.0     $12.7
                                                                                            ------     -----     -----
                                                                                            ------     -----     -----
Current liabilities.....................................................................    $ 10.4     $18.0     $12.8
Long-term liabilities...................................................................       2.2       3.1       3.9
Long-term debt..........................................................................      19.6       1.6       0.2
Partners' capital (deficit).............................................................     (10.7)     (6.7)     (4.2)
                                                                                            ------     -----     -----
                                                                                            $ 21.5     $17.0     $12.7
                                                                                            ------     -----     -----
                                                                                            ------     -----     -----

- ----------------

* Operating data include the results of SP Europe since acquisition in July, 1991.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sealed Power Management Corp.:

     We have audited the accompanying consolidated balance sheets of Sealed Power Technologies Limited Partnership (a Delaware limited partnership) and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sealed Power Technologies Limited Partnership and Subsidiaries as of December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As explained in the notes to the consolidated financial statements, effective January 1, 1993, the Partnership changed its method of accounting for postretirement benefits to adopt the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

                                          ARTHUR ANDERSEN & CO.
Chicago, Illinois,
March 17, 1994

         SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                         ----------------------
                                                                           1993         1992
                                                                         ---------    ---------
                                                                         (THOUSANDS OF DOLLARS)
ASSETS
  Current Assets:
     Cash.............................................................   $     187    $     198
     Trade accounts receivable, less allowances for doubtful accounts
      of $656 and $567, respectively..................................      40,323       33,514
     Accounts receivable--Affiliate...................................           0          578
     Inventories:
       Finished products..............................................       6,479        9,174
       Work in process................................................       7,099        6,872
       Raw materials and supplies.....................................       7,379        6,995
     Prepaid expenses and other current assets........................      15,184       17,230
                                                                         ---------    ---------
       Total Current Assets...........................................   $  76,651    $  74,561
  Investment in affiliates............................................      10,250        9,626
  Property, plant and equipment, at cost..............................     274,353      265,844
  Less: Accumulated depreciation......................................    (182,960)    (174,738)
                                                                         ---------    ---------
                                                                         $  91,393    $  91,106
  Other assets........................................................       3,476        5,542
                                                                         ---------    ---------
                                                                         $ 181,770    $ 180,835
                                                                         ---------    ---------
                                                                         ---------    ---------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Current Liabilities:
     Bank overdrafts..................................................   $   3,771    $   1,348
     Accounts payable.................................................      18,930       20,754
     Current maturities of long-term debt.............................      26,693       19,159
     Accrued liabilities..............................................      30,620       25,362
                                                                         ---------    ---------
       Total Current Liabilities......................................   $  80,014    $  66,623
  Long-Term Debt......................................................     183,513      199,144
  Post-employment Benefits............................................      92,951            0
  Other Long-Term Liabilities.........................................       4,550        3,000
  Partners' Capital (Deficit):
     General Partners.................................................      (1,462)         364
     Limited Partners.................................................    (177,796)     (88,296)
                                                                         ---------    ---------
       Total Partners' Capital (Deficit)..............................   $(179,258)   $ (87,932)
                                                                         ---------    ---------
                                                                         $ 181,770    $ 180,835
                                                                         ---------    ---------
                                                                         ---------    ---------

The accompanying notes to consolidated financial statements are an integral part of these statements.

         SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1993        1992        1991
                                                                 --------    --------    --------
                                                                      (THOUSANDS OF DOLLARS)
NET SALES:
  Customers...................................................   $370,072    $327,410    $292,824
  Affiliate...................................................     21,497      27,823      27,024
                                                                 --------    --------    --------
                                                                 $391,569    $355,233    $319,848
COSTS AND EXPENSES:
  Costs of products sold......................................    337,771     298,364     274,535
  Selling, distribution & administrative expenses.............     28,271      26,653      24,046
  Other expense (income), net.................................     (2,031)     (2,757)     (1,987)
                                                                 --------    --------    --------
EARNINGS BEFORE INTEREST......................................   $ 27,558    $ 32,973    $ 23,254
  Interest expense, net.......................................     27,058      29,273      32,054
                                                                 --------    --------    --------
Income (loss) before cumulative effect of change in accounting
  method......................................................   $    500    $  3,700    $ (8,800)
Cumulative effect of change in accounting method..............    (89,500)          0           0
                                                                 --------    --------    --------
INCOME (LOSS).................................................   $(89,000)   $  3,700    $ (8,800)
                                                                 --------    --------    --------
                                                                 --------    --------    --------

The accompanying notes to consolidated financial statements are an integral part of these statements.

         SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                GENERAL      LIMITED
                                                                PARTNERS    PARTNERS       TOTAL
                                                                --------    ---------    ---------
                                                                      (THOUSANDS OF DOLLARS)
Partners' Capital (Deficit) at December 31, 1990.............   $    466    $ (93,284)   $ (92,818)
  Loss for the Year Ended December 31, 1991..................       (176)      (8,624)      (8,800)
  Contributed Capital........................................          0       10,014       10,014
  Return of Capital..........................................          0          (28)         (28)
                                                                --------    ---------    ---------
Partners' Capital (Deficit) at December 31, 1991.............   $    290    $ (91,922)   $ (91,632)
  Income for the Year Ended December 31, 1992................         74        3,626        3,700
                                                                --------    ---------    ---------
Partners' Capital (Deficit) at December 31, 1992.............   $    364    $ (88,296)   $ (87,932)
  Loss for the Year Ended December 31, 1993..................     (1,780)     (87,220)     (89,000)
  Distribution of Capital....................................        (46)      (2,244)      (2,290)
  Return of Capital..........................................          0          (36)         (36)
                                                                --------    ---------    ---------
Partners' Capital (Deficit) at December 31, 1993.............   $ (1,462)   $(177,796)   $(179,258)
                                                                --------    ---------    ---------
                                                                --------    ---------    ---------

The accompanying notes to consolidated financial statements are an integral part of these statements.

         SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1993        1992        1991
                                                                 --------    --------    --------
                                                                      (THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
  Income (loss)...............................................   $(89,000)   $  3,700    $ (8,800)
  Adjustments to reconcile income (loss) to net cash provided by operations:
     Cumulative effect of change in accounting method.........     89,500           0           0
     Depreciation and amortization............................     20,377      19,090      18,655
     Decrease (increase) in accounts receivable...............     (6,231)     (4,068)         71
     Decrease in inventories..................................      2,084       3,618       3,622
     Decrease (increase) in prepaid expenses and other current
       assets.................................................      2,046      (1,066)     (2,876)
     (Decrease) increase in bank overdrafts...................      2,423      (1,881)     (1,319)
     (Decrease) increase in accounts payable..................     (1,824)      4,595        (971)
     Increase in accrued liabilities..........................      5,258         504       1,420
     Earnings of affiliate....................................       (292)       (690)       (467)
     Dividends from affiliates................................          0           0       1,005
     Increase in long term liabilities........................      5,001         357       1,322
     Other....................................................       (835)        (72)        365
                                                                 --------    --------    --------
  Net cash provided by operating activities...................   $ 28,507    $ 24,087    $ 12,027
                                                                 --------    --------    --------
Cash Flows From Investing Activities:
  Capital expenditures, net...................................   $(17,763)   $(12,870)   $(13,144)
  Investment in affiliates....................................       (332)        (63)       (300)
                                                                 --------    --------    --------
  Net cash used for investing activities......................   $(18,095)   $(12,933)   $(13,444)
                                                                 --------    --------    --------
Cash Flows From Financing Activities:
  Capital contributed in cash.................................          0           0      10,014
  Bank payments, net..........................................     (8,097)    (11,157)     (8,554)
  Distribution................................................     (2,326)          0         (28)
                                                                 --------    --------    --------
Net cash provided by (used for) financing activities..........   $(10,423)   $(11,157)   $  1,432
                                                                 --------    --------    --------
Net increase (decrease) in cash...............................        (11)         (3)         15
Cash at beginning of period...................................        198         201         186
                                                                 --------    --------    --------
Cash at end of period.........................................   $    187    $    198    $    201
                                                                 --------    --------    --------
                                                                 --------    --------    --------

The accompanying notes to consolidated financial statements are an integral part of these statements.

         SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

    Sealed Power Technologies Limited Partnership (the "Partnership" or "Sealed Power Technologies") began operating at the end of May 1989, upon completion of a plan in which SPX Corporation ("SPX") contributed the Sealed Power, Contech, Filtran and Hy-Lift divisions of SPX (the "Contributed Operations") to the Partnership. SPX retained a 49% interest in the Partnership. The Partnership obtained financing on the basis of the Contributed Operations through a combination of bank debt and subordinated debentures (the "Financing") with no recourse to SPX. Proceeds from the Financing of $245 million were distributed by the Partnership to SPX at the end of May 1989. SPX retained $15 million of accounts receivable from the Contributed Operations. The transactions described above are collectively referred to as the "Transactions."

    The consolidated financial statements include the assets and liabilities of the Sealed Power, Contech, Hy-Lift and Filtran divisions of Sealed Power Technologies Limited Partnership and two wholly owned subsidiaries and are stated on the basis of historical cost at the time of contribution. Prior to May 31, 1989, the assets and liabilities of the Sealed Power, Contech, Hy-Lift, and Filtran divisions were part of SPX and had no separate legal status.

    Effective December 31, 1993, SPX acquired Riken Corporation's 49% interest in Sealed Power Technologies for $39 million. Additionally, the Partnership intends to redeem the 2% management interest in Sealed Power Technologies for approximately $3 million. As a result of this transaction, SPX is accounting for Sealed Power Technologies as a wholly owned subsidiary beginning with the consolidation of the Sealed Power Technologies balance sheet as of December 31, 1993.

(2)  SUMMARY OF ACCOUNTING POLICIES

    The accounting and financial policies which affect significant elements of the consolidated financial statements of the Partnership and which are not apparent on the face of the statements, or in other notes to consolidated financial statements, are described below.

    A.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Sealed Power Technologies and wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions. Certain amounts shown for 1992 and 1991 have been reclassified to conform with the 1993 presentation in order to provide a more meaningful basis for comparison with 1993.

    B.  INVENTORIES

    Inventories are stated at the lower of cost or market and include material, labor and factory overhead. Inventories are based on the last-in, first-out
(LIFO) method. Inventories, if priced on the first-in, first-out (FIFO) method, which approximates market, would have been approximately $6,995,000 and $8,761,000 greater at December 31, 1993 and 1992, respectively. During 1993, 1992 and 1991, certain inventory quantities were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs. The effect was to increase income by $1,453,000, $1,554,000 and $1,560,000 in 1993, 1992 and
1991, respectively.

    C.  PROPERTY, PLANT AND EQUIPMENT

    The Partnership principally uses the straight-line method for computing depreciation expense. For income tax purposes, the Partnership generally has used accelerated methods where permitted.

    Asset additions and improvements are added to the property accounts at cost while maintenance and repairs which do not renew or extend the lives of the respective assets are expensed currently. Upon sale or retirement of depreciable properties, the related cost and accumulated depreciation are removed from the accounts. The net gain or loss on disposition of property is credited or charged to income.

    D.  DEFERRED CHARGES

    Pre-operating costs of $8,154,000 are being amortized on a straight line basis over a period of five years. The accumulated amortization of these costs were $7,425,000, $5,805,000 and $4,185,000 as of December 31, 1993, 1992 and
1991, respectively.

    E.  INCOME TAXES

    As a limited partnership, Sealed Power Technologies is not liable for state or federal income taxes. Subject to certain restrictions, the Partnership will distribute cash to the partners in an amount that approximates the tax liability of the partners' arising from the operations of the Partnership. The Partnership expects to distribute approximately $5 million in 1994 relating to 1993 taxable income. The Partnership distributed $2.3 million in 1993 relating to 1992 taxable income. No distributions were required for 1991 or 1990.

    F.  PARTNERS' CAPITAL

    The Managing General Partner of the Partnership is Sealed Power Management Corp. SPX owns 96% of the limited partnership interest and a 2% general partnership interest in the Partnership. Members of management of the Partnership collectively own approximately a 2% limited partnership interest. Earnings or losses of the Partnership are shared by the general and limited partners in proportion to their ownership interests. Partnership interests are subject to restrictions and are not publicly traded.

         SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  INDEBTEDNESS

    Long-term debt at December 31, 1993 and 1992, consisted of the following:

                                                                                                  DECEMBER 31,
                                                                                             -----------------------
                                                                                               1993           1992
                                                                                             --------       --------
                                                                                             (THOUSANDS OF DOLLARS)
Senior subordinated debentures, 14 1/2%, due May 15, 1999, with mandatory sinking fund
  payment of $50,000 on May 15, 1998......................................................   $100,000       $100,000
Term bank loan, with interest rates established periodically based on prime or LIBOR
  rates, due in varying quarterly installments through September 30, 1996.................     78,863         98,925
Mortgage loan, 9 5/8%, due in monthly installments through September 30, 1994.............      1,343          1,378
Revolving credit loans....................................................................     30,000         18,000
                                                                                             --------       --------
Total.....................................................................................   $210,206       $218,303
Less: current maturities..................................................................     26,693         19,159
                                                                                             --------       --------
                                                                                             $183,513       $199,144
                                                                                             --------       --------
                                                                                             --------       --------

    The Term Bank Loan and the Revolving Credit Loans are provided by a syndicate of ten banks. The Partnership has available up to $25 million of revolving credit as of December 31, 1993, subject to receivable and inventory balances. Additionally, $16 million of financing is available through the Deferred Term Loan Facility under the Bank Credit Agreement to make payments on borrowings under the Term Loan Facility should funds not be sufficient to make scheduled amortization payments due under the Term Loan Facility. The Partnership also has $5 million available on a swingline loan facility used to manage daily cash receipts and disbursements. Loans under this facility are payable in 5 days. Management believes the facilities are adequate to cover the 1994 cash requirements of the Partnership.

    The Partnership has entered into hedging arrangements which fix the interest rate of approximately $70 million of the bank borrowings at 11 1/2% for a period ranging from one to three years. The unhedged bank loans bear interest at 1 1/4% over the prime rate or 2 1/4% over the LIBOR rate. The rates are set, at the option of the Partnership, for various periods up to one year in length. Substantially all assets of the Partnership are pledged as collateral for loans under the Bank Credit Agreement.

    The Partnership is subject to a number of restrictive covenants under the Bank Credit Agreement, as amended, and the Indenture related to the subordinated debentures. Under the most restrictive of these covenants as of year-end, the Partnership must: (a) meet a fixed charge coverage ratio of 1.10 to 1; (b) meet a cash interest expense coverage ratio of 1.90 to 1; (c) meet a current ratio of
1.5 to 1; and (d) limit net capital expenditures for the year ended December 31, 1993, to $18 million. At year end, the Partnership's actual fixed charge ratio was 1.12 to 1; its cash interest expense coverage ratio was 2.04 to 1; its current ratio was 1.5 to 1 and net capital expenditures were approximately $17.8 million. The cash interest expense coverage ratio becomes more restrictive in future periods. The covenants also restrict distributions to the partners.

    Under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", the Partnership is required to report the amounts at which its debt securities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair market value of the Partnership's senior subordinated debentures was $108,000,000 at December 31, 1993. With respect to the term loan and related hedging agreement, the Partnership has determined that the book value is not materially different than the fair market value.

    Financing costs incurred by the Partnership at the time of the Transactions are being amortized over the life of the respective borrowings. Amortization of $1.2 million was recorded in 1993, 1992 and 1991.

    The aggregate amounts of long-term debt due in each of the next five years are as follows:

         YEAR                                                                          AMOUNT DUE
         ----                                                                     -----------------------
                                                                                   (THOUSANDS OF DOLLARS)
         1994...................................................................           $26,693
         1995...................................................................            28,906
         1996...................................................................            54,607
         1997...................................................................                 0
         1998...................................................................            50,000
         Thereafter.............................................................            50,000

    The aggregate amount of cash payments for interest for the years ended December 31, 1993, 1992 and 1991 was $25.9 million, $28.1 million and $30.9 million, respectively.

         SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  PENSION PLANS AND POSTRETIREMENT BENEFITS

    Upon the contribution of the net assets from SPX to the Partnership on May 31, 1989, the Partnership assumed the liability for employees' prior service with SPX and the pension funds associated with those liabilities.

    The policy of the Partnership is to record pension expense in accordance with Statement of Financial Accounting Standards No. 87 subject to the minimum funding requirements of ERISA. Contributions in excess of pension expense are considered prepayments for financial accounting purposes.

    Substantially all employees of the Partnership are covered by defined benefit or defined contribution pension plans. The Partnership's defined benefit plans provide pension benefits that are principally based on the employee's years of credited service.

    Pension expense for the defined benefit plans consisted of:

                                                                                        FOR THE YEARS ENDED DECEMBER
                                                                                                     31,
                                                                                       -------------------------------
                                                                                         1993       1992        1991
                                                                                       --------    -------    --------
                                                                                           (THOUSANDS OF DOLLARS)
Service cost-benefit earned during the period.......................................   $  2,671    $ 2,569    $  2,206
Interest cost on projected benefit obligation.......................................      7,597      7,021       6,604
Actual return on assets.............................................................    (16,425)    (8,104)    (28,542)
Net amortization and deferral.......................................................      6,217     (1,476)     19,936
                                                                                       --------    -------    --------
Net periodic pension cost...........................................................   $     60    $    10    $    204
                                                                                       --------    -------    --------
                                                                                       --------    -------    --------

     Assumptions used to determine pension expense:

                                                                                                1993    1992    1991
                                                                                                ----    ----    ----
Discount rates...............................................................................   7.5 %   8.3 %   8.3 %
Rates of increase in compensation levels
  To age 40..................................................................................   5.0     7.0     7.0
  To age 50..................................................................................   5.0     6.0     6.0
  After age 50...............................................................................   5.0     4.5     4.5
Expected long-term rate of return on assets..................................................   9.5     9.5     9.5

The following table sets forth the funded status and amounts recognized in the Partnership's consolidated balance sheet at December 31, 1993 and 1992. Plan assets consist principally of equity and fixed income security investments.

                                                                 DECEMBER 31, 1993             DECEMBER 31, 1992
                                                             --------------------------    --------------------------
                                                               ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                               EXCEED        BENEFITS        EXCEED        BENEFITS
                                                             ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                              BENEFITS        ASSETS        BENEFITS        ASSETS
                                                             -----------    -----------    -----------    -----------
                                                                              (THOUSANDS OF DOLLARS)
Actuarial present value of benefit obligations
  Vested benefit obligation...............................    $  80,672       $ 2,707       $  68,421       $ 2,156
                                                             -----------    -----------    -----------    -----------
                                                             -----------    -----------    -----------    -----------
  Accumulated benefit obligation..........................    $  97,596       $ 3,342       $  82,129       $ 2,590
                                                             -----------    -----------    -----------    -----------
                                                             -----------    -----------    -----------    -----------
  Projected benefit obligation............................    $ 107,190       $ 3,342       $  91,382       $ 2,590
  Plan assets at fair value...............................      120,836         2,898         109,119         2,384
                                                             -----------    -----------    -----------    -----------
  Projected benefit obligation (in excess of) or less than
    plan assets...........................................    $  13,646       $  (444)      $  17,737       $  (206)
  Unrecognized net (gain) loss............................      (18,074)          108         (20,300)         (105)
  Prior service cost not yet recognized in net periodic
    pension cost..........................................        8,981           173           6,994           195
  Unrecognized net obligation at January 1, 1985..........       (1,856)           34          (1,999)           40
                                                             -----------    -----------    -----------    -----------
  Prepaid pension cost (pension liability) recognized in
    the consolidated balance sheet........................    $   2,697       $  (129)      $   2,432       $   (76)
                                                             -----------    -----------    -----------    -----------
                                                             -----------    -----------    -----------    -----------

     In addition to the defined benefit plans, cash contributions to defined contribution pension plans were $291,000 in 1993, $227,000 in 1992, and $223,000 in 1991.

         SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  PENSION PLANS AND POSTRETIREMENT BENEFITS (CONTINUED)
     Under the Partnership's Retirement Savings Plan, income tax is deferred on amounts contributed by employees under Section 401(k) of the Internal Revenue Code. An eligible employee may contribute up to 6% of his regular cash compensation and the Partnership contributes, on a matching basis, 50% of the employees' contributions. Eligible employees also are permitted to make additional unmatched contributions under the Retirement Savings Plan of up to another 9% of their total cash compensation. The Partnership's expense for the Retirement Savings Plan for the years ended December 31, 1993, 1992 and 1991, was $951,000, $845,000, and $818,000, respectively.

     In addition to providing the above described benefits, the Partnership provides postretirement health care and life insurance benefits for certain retired employees. Prior to 1993, the cost of these benefits was recognized as expense as claims or premiums were paid. The total cost of these postretirement benefits charged to income was $2,766,000 and $2,338,000 for 1992 and 1991, respectively.

     Effective January 1, 1993, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires recognition, during the employees' service with the company, of the cost of their retiree health and life insurance benefits.

    The Partnership elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $89.5 million, which represents the accumulated postretirement benefit obligation (APBO) existing at January 1, 1993. The APBO represents the present value of estimated future benefits payable to current retirees, and the earned portion of estimated benefits payable to active employees after retirement. Ongoing additional charges for active employees are accrued annually to the date of full eligibility.

    The following tables summarize the components of net periodic benefit cost and the plans' funded status (all dollar amounts in thousands):

NET PERIODIC POSTRETIREMENT BENEFIT COST                                                                FOR 1993
- -----------------------------------------                                                               --------
Service Cost.........................................................................................    $1,579
Interest Cost........................................................................................     7,430
Expected Return on Assets............................................................................       (48)
                                                                                                        --------
Net Cost.............................................................................................    $8,961
                                                                                                        --------
                                                                                                        --------

FINANCIAL POSITION                                                                                DECEMBER 31, 1993
- -------------------                                                                               -----------------
Accumulated Postretirement Benefit Obligation:
  Retirees.....................................................................................       $ (43,896)
  Actives Fully Eligible.......................................................................          (8,331)
                                                                                                       --------
  APBO Fully Eligible..........................................................................       $ (52,227)
  Actives--Not Fully Eligible..................................................................         (20,840)
                                                                                                       --------
  Total APBO...................................................................................       $ (73,067)
Assets.........................................................................................             845
                                                                                                       --------
Unfunded Status................................................................................       $ (72,222)
Unrecognized:
  Prior Service Cost...........................................................................         (24,194)
  Net (Gain) Loss..............................................................................             865
                                                                                                       --------
Accrued Postretirement Benefit Cost............................................................       $ (95,551)
                                                                                                       --------
                                                                                                       --------

    The APBO was actuarially determined based on assumptions regarding the discount rate and health care trend rates. The health care trend assumption applies to postretirement medical and dental benefits. Different trend rates are used for pre-age 65 and post-age 65 medical claims and for expected dental claims. The trend rate used for the medical plan was 15% initially, grading to a 6% ultimate rate by 1% each year for pre-age 65 claims; and 10.5% grading to 6% by .5% each year for post-age 65 claims. The trend rate for the dental plan was 6% each year. The liability was discounted using a 7.5% interest rate. A 1% increase in the health care cost inflation trend rate would cause the APBO to increase by approximately $6 million and would increase the periodic expense provision by approximately $1 million.

    Effective January 1, 1994, the Partnership must adopt Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The Partnership's preliminary assessment of this statement indicates that it should not have a significant impact on the financial position or results of operations of the Partnership.

(5)  COMMITMENTS AND CONTINGENT LIABILITIES

    The Partnership leases certain facilities and equipment under lease agreements which expire at various dates through 1998. Minimum rental commitments on these leases are $807,000 for 1994, $615,000 for 1995, $386,000 for 1996, $160,000 for 1997, and

         SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
$129,000 for 1998. Rentals on these leases were approximately $903,000, $889,000, and $892,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

    The Partnership is guarantor of certain debt securities, amounting to $2.5 million issued by its U.S. joint venture.

    Certain claims, including environmental matters, suits and complaints arising in the ordinary course of business, have been filed or are pending against the Partnership. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position or results of operations of the Partnership if disposed of unfavorably. Additionally, the Partnership has insurance to minimize its exposures of this nature.

    The Partnership's operations and products are subject to federal, state and local regulatory requirements relating to environmental protection. It is the Partnership's policy to comply fully with all such applicable requirements. As part of its effort to comply, management has established an ongoing internal compliance auditing program which has been in place since 1989. Based on current information, management believes that the Partnership's operations are in substantial compliance with applicable environmental laws and regulations and the Partnership is not aware of any violation that could have a material adverse effect on the business, financial conditions, or results of operations of the Partnership. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the Partnership's business or operations in the future.

    In addition, it is the Partnership's practice to reduce use of environmentally sensitive materials as much as possible. First, it reduces the risk to the environment in that such use could result in adverse environmental affects either from operations or utilization of the end product. Second, a reduction in environmentally sensitive materials reduces the ongoing burden and resulting cost of handling, controlling emissions, and disposing of wastes that may be generated from such materials.

    The Partnership is also subject to potential liability for the costs of environmental remediation. This liability may be based upon the ownership or operation of industrial facilities where contamination may be found as well as contribution to contamination existing at offsite, non-owned facilities. These offsite remediation costs cannot be quantified with any degree of certainty. At this time, management can estimate the environmental remediation costs only in terms of possibilities and probabilities based on available information.

    The Partnership has been identified as a potentially responsible party with respect to six separate sites which involve CERCLA type environmental remediation. In all but one of these sites, it has been established that the Partnership falls into the category of de minimus contributor, and thus, it believes its liabilities, both individually and in the aggregate, are not material. A determination has not been made at the other site, where the Partnership may be found to be a Superfund contributor, however, it does not believe its liability for remediation costs would exceed $150,000.

    In the case of contamination existing upon properties owned or controlled by the Partnership, the Partnership has established reserves which it deems adequate to meet its current remediation obligations.

    There can be no assurance that the Partnership will not be required to pay environmental compliance costs or incur liabilities that may be material in amount due to matters which arise in the future or are not currently known to the Partnership.

(6)  OPTION SHARES

    The Partnership has an Employee Option Plan which provides Limited Partnership Shares (the "Option Shares") to key employees of the Partnership. Options expire no later than 10 years from the date of grant. Following exercise of the options, the Management Partners and other key employees of the Partnership are expected to own, in the aggregate, 10% of the Partnership interests. Option Shares will be reserved for the Management Partners to maintain their 2% aggregate Partnership interest. Employee options vest over time and after the Partnership achieves certain financial targets. Under the Plan, 8,601 options are authorized for grant, of which 7,875 have been granted and are outstanding. In 1993, no options were granted. In 1992 and 1991, 900 and 780 options were granted at an average price of $484 and $550 per share, respectively. Options vested under the plan were 2,861 through December 31, 1993. There were 110 options exercised and no options canceled in 1993. There were 178 options exercised and no options canceled in 1992. No options were exercised or canceled in 1991. There were 290, 200 and 1,330 options forfeited in 1993, 1992 and 1991, respectively.

(7)  BUSINESS

    The Partnership is in one line of business. It manufactures engine, transmission and steering column components and distributes these components to manufacturers of transportation equipment and distributors of aftermarket parts.

    Sales to various plants, divisions or subsidiaries of General Motors and Ford were approximately 25% and 23%, respectively, of 1993 sales, 27% and 20%, respectively, of 1992 sales, and 31% and 15%, respectively, of 1991 net sales. Sales to SPX were 5%, 8%, and 8%, of 1993, 1992, and 1991 net sales, respectively. No other customer or group of customers under common control accounted for 10% or more of net sales in 1993. See Note 12 for a discussion of sales to related parties. Export sales were less than 10% of net sales for 1993, 1992, and 1991.

         SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)  INVESTMENT IN AFFILIATES

    As of December 31, 1993 and 1992, investments as shown on the consolidated balance sheet included the Partnership's 40% interest in a Mexican affiliate and 50% interest in a U. S. joint venture for the production and sale of engine parts. The remaining 50% of the U.S. joint venture is owned equally by SPX and Riken. These investments are accounted for under the equity method. As of December 31, 1993 and 1992, approximately $1,818,000 and $1,527,000, respectively, of the Partnership's capital consisted of undistributed earnings of the investments. At December 31, 1993, the Partnership's prorata share of the Mexican affiliate's equity exceeded the carrying value of the investment recorded in the consolidated financial statements by approximately $1.8 million.

    Summarized combined financial information from the unaudited financial statements of the two affiliates was as follows:

                                                                                                  DECEMBER 31,
                                                                                            ------------------------
                                                                                             1993             1992
                                                                                            -------          -------
                                                                                             (THOUSANDS OF DOLLARS)
Current assets...........................................................................   $13,352          $13,745
Non-current assets.......................................................................    31,810           33,680
Current liabilities......................................................................     8,706           10,056
Non-current liabilities..................................................................     6,316            8,856
Equity...................................................................................    30,140           28,514

                                                                                         FOR THE YEARS ENDED DECEMBER
                                                                                                      31,
                                                                                         -----------------------------
                                                                                          1993       1992       1991
                                                                                         -------    -------    -------
                                                                                            (THOUSANDS OF DOLLARS)
Net sales.............................................................................   $36,005    $35,953    $34,680
Costs and expenses....................................................................    32,395     31,488     28,854
Earnings before interest..............................................................     3,610      4,197      5,834
Interest expense, net.................................................................       862      1,388      2,016
Net income............................................................................     1,309      1,879      3,795

(9)  SUPPLEMENTARY FINANCIAL INFORMATION

                                PROFIT AND LOSS

                                                                                      CHARGED TO COSTS AND EXPENSES
                                                                                           FOR THE YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                   -----------------------------------
                                                                                    1993          1992          1991
                                                                                   -------       -------       -------
                                                                                         (THOUSANDS OF DOLLARS)
Maintenance and repairs.........................................................   $29,578       $28,517       $25,844
Depreciation and amortization...................................................    20,377        19,090        18,655
Taxes, other than income taxes
  Payroll taxes.................................................................    10,484         9,895         8,514
  Other taxes...................................................................     4,146         4,664         4,175
Research and Development........................................................     3,429         3,835         3,599

         SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)

                                 BALANCE SHEET

                                                                                                  DECEMBER 31,
                                                                                             -----------------------
                                                                                              1993            1992
                                                                                             ------          -------
                                                                                             (THOUSANDS OF DOLLARS)
                                               ASSETS
Prepaid tooling...........................................................................   $9,212          $11,306

                                                                                                  DECEMBER 31,
                                                                                             -----------------------
                                                                                              1993             1992
                                                                                             -------          ------
                                                                                             (THOUSANDS OF DOLLARS)
                                             LIABILITIES
Accrued payrolls..........................................................................   $10,199          $8,620
Accrued employee benefit programs.........................................................     7,521           8,431
Accrued interest..........................................................................     4,428           4,530

(10)  RESERVE FOR LOSSES ON RECEIVABLES

     Changes in the reserve for losses on receivables were as follows:

                                                                                              (THOUSANDS OF DOLLARS)
BALANCE AT DECEMBER 31, 1990...............................................................           $  873
Amount charged to operations...............................................................               96
Accounts written off, net of recoveries....................................................                6
                                                                                                      ------
BALANCE AT DECEMBER 31, 1991...............................................................           $  975
Amount charged to operations...............................................................               94
Accounts written off, net of recoveries....................................................             (502)
                                                                                                      ------
BALANCE AT DECEMBER 31, 1992...............................................................           $  567
Amount charged to operations...............................................................               48
Accounts written off, net of recoveries....................................................               41
                                                                                                      ------
BALANCE AT DECEMBER 31, 1993...............................................................           $  656
                                                                                                      ------
                                                                                                      ------

         SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  PROPERTY, PLANT AND EQUIPMENT AND RELATED ACCUMULATED DEPRECIATION

    Changes in property, plant and equipment accounts and in related accumulated depreciation for the years ended December 31, 1993, 1992 and 1991, are shown below:

                                                                                                   MACHINERY
                                                                                                      AND
PROPERTY, PLANT & EQUIPMENT, AT COST                                         LAND     BUILDINGS    EQUIPMENT     TOTAL
                                                                            ------    ---------    ---------    --------
                                                                                       (THOUSANDS OF DOLLARS)
BALANCE AT DECEMBER 31, 1990.............................................   $1,447    $ 48,347     $191,109     $240,903
  Additions and transfers, at cost.......................................       50       3,019       10,485       13,554
  Retirements and other, at cost.........................................        0           0         (335 )       (335)
                                                                            ------    ---------    ---------    --------
BALANCE AT DECEMBER 31, 1991.............................................   $1,497    $ 51,366     $201,259     $254,122
  Additions and transfers at cost........................................        5       1,117       11,973       13,095
  Retirements and other, at cost.........................................        0           0       (1,373 )     (1,373)
                                                                            ------    ---------    ---------    --------
BALANCE AT DECEMBER 31, 1992.............................................   $1,502    $ 52,483     $211,859     $265,844
  Additions and transfers at cost........................................        0         607       18,992       19,599
  Retirements and other, at cost.........................................        0      (3,020 )     (8,070 )    (11,090)
                                                                            ------    ---------    ---------    --------
BALANCE AT DECEMBER 31, 1993.............................................   $1,502    $ 50,070     $222,781     $274,353
                                                                            ------    ---------    ---------    --------
                                                                            ------    ---------    ---------    --------
                                                                                                 MACHINERY
                                                                                                    AND
PROPERTY, PLANT & EQUIPMENT, ACCUMULATED DEPRECIATION                               BUILDINGS    EQUIPMENT     TOTAL
                                                                                    ---------    ---------    --------
                                                                                          (THOUSANDS OF DOLLARS)
BALANCE AT DECEMBER 31, 1990.....................................................    $25,662     $118,206     $143,868
  Additions-charged to operations................................................      1,191       14,562       15,753
  Deductions-retirements, renewals, transfers, dispositions, replacements........          0           76           76
                                                                                    ---------    ---------    --------
BALANCE AT DECEMBER 31, 1991.....................................................    $26,853     $132,844     $159,697
  Additions-charged to operations................................................      2,267       13,953       16,220
  Deductions-retirements, renewals, transfers, dispositions, replacements........          0       (1,179 )     (1,179)
                                                                                    ---------    ---------    --------
BALANCE AT DECEMBER 31, 1992.....................................................    $29,120     $145,618     $174,738
  Additions-charged to operations................................................      2,222       15,254       17,476
  Deductions-retirements, renewals, transfers, dispositions, replacements........     (2,065)      (7,189 )     (9,254)
                                                                                    ---------    ---------    --------
BALANCE AT DECEMBER 31, 1993.....................................................    $29,277     $153,683     $182,960
                                                                                    ---------    ---------    --------
                                                                                    ---------    ---------    --------

    The Partnership's plant, property and equipment and related accumulated depreciation for 1993 were impacted by the write-down to estimated fair market value of a foundry, which is scheduled to be closed in 1994, and the accelerated depreciation of assets used in the production of a product line scheduled to be discontinued. The impact of the foundry write-down on plant, property and equipment retirements was $3 million on buildings and $7.2 million on machinery and equipment, and the impact on accumulated depreciation retirement was $2.1 million on buildings and $6.3 million on machinery and equipment. The impact of the accelerated depreciation of assets used in the production of a product line scheduled to be discontinued was to increase additions to accumulated depreciation by $1.8 million.

(12)  RELATED PARTY TRANSACTIONS

    Sales to and purchases from affiliates, primarily with the aftermarket operations of SPX, are based upon negotiated prices. Sales to affiliates were $21, $28, and $27 million during the years ended December 31, 1993, 1992 and 1991, respectively. Sales to SPX were discontinued effective November 1, 1993, as a result of SPX's sale of its aftermarket operations. Purchases from affiliates were $2, $3, and $4 million during the years ended December 31, 1993, 1992 and 1991, respectively.

    Receivables from affiliates represent uncollected sales to the aftermarket operation of SPX, and unpaid management fees related to SPT (Europe).

    The Partnership has entered into service agreements with SPX whereby SPX administered certain insurance and administrative programs for the Partnership during 1993, 1992, and 1991. Costs of the insurance programs are based upon paid or accrued claims that relate directly to the Partnership.

    In July 1991, the Partnership began managing a European piston ring and cylinder sleeve business which was acquired in June 1991 by a partnership formed by SPX. In October 1992, a new partner effectively contributed its European piston ring business to this partnership in exchange for an equity ownership in the European partnership. The business produces piston rings and cylinder sleeves for

         SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)  RELATED PARTY TRANSACTIONS (CONTINUED)
European original equipment and replacement markets. It has manufacturing facilities in Barsinghausen, Germany; Vilanova, Spain; and Pringy, France. The Partnership receives a fee for managing the European business.

(13)  SUBSEQUENT EVENT

    Late in the fourth quarter of 1993, SPX determined that virtually all existing Partnership debt should be refinanced in anticipation of the purchase of Riken's 49% interest in the Partnership (Note 1), due to favorable prevailing interest rates, scheduled debt maturities, and to maintain the flexibility to grow through internal investments and acquisitions. The plan of refinancing includes an offering by SPX of $260 million of senior subordinated notes, which SPX expects to have completed by June 30, 1994. These notes are anticipated to bear interest at a rate of approximately 10% and will be due in or after the year 2002. At that time, the proceeds will be used to retire existing Partnership borrowings, including the $100 million of 14.5% Senior Subordinated Debentures, the Term Bank Loan, and the Revolving Credit Loans. Excess proceeds will be used to pay down the SPX revolving credit facility at that time.

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                       TOTAL     FOURTH      THIRD     SECOND      FIRST
PARTNERSHIP RESULTS 1993:                                               YEAR     QUARTER    QUARTER    QUARTER    QUARTER
                                                                       ------    -------    -------    -------    -------
                                                                                    (IN MILLIONS OF DOLLARS)
Net sales...........................................................   $391.6     $94.5      $91.5     $103.8     $101.8
Gross profit........................................................     56.5      12.9       13.0       16.1       14.5
Income before interest..............................................     27.6       3.1        7.1        9.7        7.7
Interest............................................................     27.1       6.7        6.8        6.9        6.7
Income (loss) before cumulative change in accounting method.........      0.5      (3.6)       0.3        2.8        1.0
Cumulative effect of change in accounting method....................    (89.5)      0.0        0.0        0.0      (89.5 )
Income (Loss).......................................................    (89.0)     (3.6)       0.3        2.8      (88.5 )

                                                                       TOTAL     FOURTH      THIRD     SECOND      FIRST
PARTNERSHIP RESULTS 1992:                                               YEAR     QUARTER    QUARTER    QUARTER    QUARTER
                                                                       ------    -------    -------    -------    -------
                                                                                    (IN MILLIONS OF DOLLARS)
Net sales...........................................................   $355.2     $83.5      $87.2     $ 97.9     $ 86.6
Gross profit........................................................     56.9      11.6       13.9       17.8       13.6
Income before interest..............................................     33.0       7.0        9.1       10.5        6.4
Interest............................................................     29.3       6.9        7.3        7.5        7.6
Income (Loss).......................................................      3.7        .1        1.8        3.0       (1.2 )

                                                                       TOTAL     FOURTH      THIRD     SECOND      FIRST
PARTNERSHIP RESULTS 1991:                                               YEAR     QUARTER    QUARTER    QUARTER    QUARTER
                                                                       ------    -------    -------    -------    -------
                                                                                    (IN MILLIONS OF DOLLARS)
Net sales...........................................................   $319.8     $79.2      $82.2     $ 82.0     $ 76.4
Gross profit........................................................     45.3      11.0       12.0       12.4        9.9
Income before interest..............................................     23.3       5.5        6.4        7.4        4.0
Interest............................................................     32.1       7.9        8.2        7.9        8.1
Income (Loss).......................................................     (8.8)     (2.4)      (1.8)       (.5 )     (4.1 )