Form 10-Q
period 1994-03-31
SPX CORP
filed 1994-05-10
CIK 88205

F O R M  1 0 - Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1994

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                  Commission File Number 1-6948



                         SPX CORPORATION
     (Exact Name of Registrant as Specified in its Charter)



        Delaware                             38-1016240
(State of Incorporation)            (I.R.S. Employer Identification
No.)



       700 Terrace Point Drive, Muskegon, Michigan  49443
             (Address of Principal Executive Office)



Registrant's Telephone Number including Area Code (616) 724-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                        Yes   X     No



     Common shares outstanding April 29, 1994 -- 13,944,106

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                SPX CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                         (000s omitted)
                                                  (Unaudited)
                                            March 31    December 31
                                              1994          1993
ASSETS
 Current Assets:
 Cash and temporary cash investments        $   14,899 $  117,843
 Receivables                                   148,440    123,081
 Lease finance receivables-current portion      32,839     33,834
 Inventories                                   161,066    159,223
 Deferred income tax asset and refunds          54,489     54,489
 Prepaid expenses and other current assets      27,451     29,726
     Total Current Assets                   $  439,184 $  518,196

 Investments                                    13,945     13,446

 Property, plant and equipment (at cost)    $  374,644 $  367,832
 Less:  Accumulated depreciation              (176,203)  (169,687)
                                            $  198,441 $  198,145
 Lease finance receivables - long term          50,079     51,013
 Costs in excess of net assets of businesses
   acquired                                    202,835    204,149
 Other assets                                   43,420     39,452
                                            $  947,904 $1,024,401

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
 Notes payable and current maturities of
   long-term debt                           $   44,208 $   93,975
 Accounts payable                               80,141     62,968
 Accrued liabilities                           179,144    229,998
 Income taxes payable                           12,596     11,864
     Total Current Liabilities              $  316,089 $  398,805

 Long-term liabilities                         123,953    123,235
 Deferred income taxes                          21,338     20,787
 Long-term debt                                338,513    336,187

 Shareholders' Equity:
   Common stock                             $  155,772 $  155,558
   Paid in capital                              58,624     58,926
   Retained earnings                            22,112     20,282
                                            $  236,508 $  234,766
   Less:  Common stock held in treasury         50,000     50,000
         Unearned compensation - ESOP           35,046     35,900
         Minority interest                       1,320      1,080
         Cumulative translation adjustments      2,131      2,399
           Total Shareholders' Equity       $  148,011 $  145,387
                                            $  947,904 $1,024,401

                SPX CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (In thousands of dollars except per share amounts)

                                         (Unaudited)
                                      Three Months Ended
                                           March 31
                                      1994         1993
REVENUES                            $277,451     $179,164

COSTS & EXPENSES
 Cost of products sold               207,357      121,776
 Selling, general &
   administrative expenses            54,160       50,762
 Other expense (income), net             606        1,519
 SPT equity losses                      -             565

OPERATING INCOME                    $ 15,328     $  4,542

  Interest expense, net               10,228        3,907

INCOME BEFORE INCOME TAXES          $  5,100    $    635

PROVISION FOR INCOME TAXES             2,000         278

INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING METHODS    $  3,100     $    357

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 METHODS, NET OF INCOME TAXES           -         (31,800)

NET INCOME (LOSS)                   $  3,100     $(31,443)

INCOME (LOSS) PER SHARE:
 Before cumulative effect of change
  in accounting methods             $    .24     $    .02
 Cumulative effect of change in
  accounting methods                     -          (2.52)
 Net income (loss)                  $    .24     $  (2.50)

Dividends per share                 $    .10     $    .10

Weighted average number of
 common shares outstanding        12,707,000   12,557,000

                SPX CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (000s omitted)

                                                 (Unaudited)
                                             Three Months Ended
                                                  March 31
                                              1994       1993
Cash flows from operating activities:
 Net income (loss) from operating activities $   3,100 $ (31,443)
 Adjustments to reconcile net income (loss)
 to net cash from operating activities -
 Cumulative effect of change in accounting
   methods                                       -        31,800
   Depreciation and amortization                9,791      6,424
   Increase in deferred income taxes              551      2,527
   Increase in accounts receivable            (25,359)  (17,539)
   Increase in inventories                     (1,843)     (899)
   Decrease in prepaid assets                   2,275        867
   Increase (decrease) in accounts payable     17,173     (1,264)
   Increase (decrease) in accrued liabilities  (5,891)     6,685
   Increase (decrease) in income taxes payable    732     (6,652)
   Decrease in lease finance receivables        1,929       -
   Increase in long-term liabilities              718        508
   Other, net                                   2,019     (  600)

 Net cash from operating activities         $   5,195  $  (9,586)

Cash flows used by investing activities:
 Capital expenditures                       $ (10,318) $  (3,935)
 Advance to SP Europe                            -        (5,206)
Net cash used by investing activities       $ (10,318) $  (9,141)

Cash flows provided (used) by financing activities:
 Net borrowings (payments) under debt
  agreements                                $ (47,567) $  17,950
 Payment of debt extinguishment costs          (5,963)      -
 Payment of debt acquisition costs             (4,147)      -
 Payment for interest in SPT                  (39,000)      -
 Dividends paid                                (1,144)    (1,260)
Net cash provided (used) by financing
 activities                                 $ (97,821) $  16,690

Net decrease in cash and temporary
 cash investments                           $(102,944) $  (2,037)
Cash and temporary cash investments,
 beg. of period                               117,843      9,729

Cash and temporary cash investments,
 end of period                              $  14,899  $   7,692

               SPX CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   MARCH 31, 1994 (Unaudited)

1. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair state-ment of the results of the interim periods presented. All adjustments are of a normal recurring nature. Amounts in the 1993 consolidated financial statements have been restated to reflect the company's previous 49% share of Sealed Power Tech-nologies Limited Partnership ("SPT") income or loss and the effect of amortizing the difference between its investment balance and its share of SPT's initial partnership capital deficit and to reflect new accounting for the company's ESOP.

2.  Information regarding the company's segments was as follows:

                                 Three months ended March 31,
                                    1994             1993
 Revenues:                             (in thousands)
  Specialty Service Tools....... $  139.7         $  111.4
  SPX Credit Corporation........      3.4              0.5
  Original Equipment Components.    134.4              6.1
  Businesses sold in 1993.......       -              61.2
   Total........................ $  277.5         $  179.2
 Operating income (loss):
  Specialty Service Tools....... $    6.3         $    4.2
  SPX Credit Corporation........      2.2              0.1
  Original Equipment Components.     11.7             (0.5)
  Businesses sold in 1993.......       -               4.6
  General corporate expenses....     (4.9)            (3.9)
   Total........................ $   15.3         $    4.5
 Capital Expenditures:
  Specialty Service Tools....... $    2.8         $    1.2
  SPX Credit Corporation........       -                -
  Original Equipment Components.      6.0              0.1
  Businesses sold in 1993.......       -               2.6
  General corporate.............      1.5              0.0
   Total........................ $   10.3         $    3.9
 Depreciation and amortization:
  Specialty Service Tools....... $    4.0         $    3.6
  SPX Credit Corporation........       -                -
  Original Equipment Components.      5.7              0.5
  Businesses sold in 1993.......       -               2.2
  General corporate.............      0.1              0.1
   Total........................ $    9.8         $    6.4

                                  March 31,       December 31
                                    1994             1993
 Identifiable assets:
  Specialty Service Tools....... $  422.4         $   383.3
  SPX Credit Corporation........     84.6              85.2
  Original Equipment Components.    356.7             343.8
  General corporate.............     84.2             212.1
   Total........................ $  947.9         $ 1,024.4

3.In March of 1994, the first portion of the Refinancing was com-pleted when the company closed a $250 million revolving credit facility with First National Bank of Chicago, as agent for a syndicate of banks. This revolving credit facility bears interest at LIBOR plus 1.0% or the prime rate (at the company's option) and expires in 1999. Upon completion of the senior subordinated note offering, this revolving credit facility is to be reduced to $225 million of maximum availability. Pro-ceeds from this revolving credit facility will be used to extinguish SPX debt as follows: Senior Notes aggregating $75 million, the $19.7 million note to the Allen Group, the com-pany's ESOP trust's note of $42.1 million and $68 million of miscellaneous debt, much of which was technically in default of covenant provisions. Also, $15.2 million of letters of credit securing the Industrial Revenue Bonds were renegotiated. At March 31, 1994, approximately $80 million of this indebted-ness had been paid using the revolving credit facility and existing cash.

    By June 30, 1994, the company expects to have completed its $260 million offering of senior subordinated notes. These notes are anticipated to bear interest at a rate of approxi-mately 11% and will be due in or after the year 2002. At that time, the proceeds will be used to retire existing SPT borrow-ings, including the $100 million of 14.5% senior subordinated debentures, the Term Bank Loan, and the Revolving Credit Loans. Excess proceeds will be used to pay down the company's new revolving credit facility at that time.

Item 2.Management's Discussion and Analysis of Results of Opera-tions and Financial Condition

First Quarter 1994 vs. First Quarter 1993

    The accompanying first quarter 1993 consolidated statement of income does not include the results of Allen Testproducts and Allen Group Leasing as they were acquired June 10, 1993, but does include the results of the Sealed Power Replacement division which was sold October 22, 1993, the results of the Truth division which was sold November 5, 1993, the company's 49% share of the earnings or losses of Sealed Power Technologies Limited Partnership ("SPT"), the equity losses of Sealed Power Technologies Limited Partnership Europe ("SP Europe"). The first quarter 1994 consolidated statement of income reflects the results of SPT and SP Europe in their entirety. For purposes of comparison, certain selected unaudited pro forma 1993 information is presented in the following discussion to enhance understanding. The pro forma first quarter 1993 information re-flects the acquisition of Allen Testproducts and Allen Group Leasing and related restructuring, the divestiture of the Sealed Power Replacement and Truth divisions, the acquisition of 51% of SPT, and the consolidation of SP Europe as if they had occurred as of January 1, 1993.

  Revenues

    The following were revenues by business segment:

                                 Three months ended March 31
                                    Historical    Pro Forma
                                  1994     1993      1993
                                    (dollars in millions)
Specialty Service Tools......    $139.7   $111.4   $126.4
SPX Credit Corporation.......       3.4      0.5      4.2
Original Equipment Components     134.4      6.1    119.6
Businesses sold in 1993......        -      61.2       -
  Total......................    $277.5   $179.2   $250.2

    Total revenues for the first quarter of 1994 were up signifi-cantly over the first quarter of 1993 due to the inclusion of SPT and SP Europe revenues in 1994 (SPT and SP Europe were consolidated as of December 31, 1993). Also effecting first quarter 1994 reve-nues was the inclusion of the revenues of Allen Testproducts and SPX Credit Corporation (formerly Allen Group Leasing), whereas in 1993, the revenues of Allen Testproducts and Allen Group Leasing were not included until the June 10, 1993 acquisition. Offsetting these in-creases in revenues was the loss of revenues of the Sealed Power Re-placement and Truth divisions, which were sold in the fourth quarter of 1993.

    Revenues of Specialty Service Tools for the first quarter of 1994 include Allen Testproducts. If Allen Testproducts revenues are included in the first quarter of 1993, pro forma first quarter 1993 revenues would have been $126.4 million. The remaining increase in 1994 revenues over pro forma 1993 revenues, approximately $13 million, was attributable to improved general aftermarket tool sales, strong hand held diagnostic equipment sales, improved high pressure hydraulic sales and higher automotive related refrigerant recovery and recycling equipment sales.

    As stated above, first quarter 1994 revenues of Original Equip-ment Components were up significantly due to the inclusion of SPT. Pro forma first quarter 1993 revenues including SPT and SP Europe would have been $119.6 million. The remaining increase in 1994 over pro forma 1993 revenues, approximately $15 million, was attributable to strong increases in all product line sales to OEMs as production of new vehicles was up from last year. The segment's aftermarket revenues also increased.

    Revenues of SPX Credit Corporation, which was formed in June 1993, were down from pro forma 1993. SPX Credit Corporation's revenues and lease portfolio were comparable to levels of the last half of 1993 after SPX Credit Corporation merged its existing leasing activities with Allen Group Leasing.

  Gross Profit

    Gross profit was $70.1 million, or 25.3% of revenues, in the first quarter of 1994 compared to $57.4 million, or 32.0% of reve-nues, in the first quarter of 1993. Due to the significant acquisi-tion and divestiture activity in 1993, these figures are not compa-rable. Pro forma first quarter 1993 gross profit would have been $64.5 million, or 25.8% of revenues.

  Selling, General and Administrative Expense ("SG&A")

    SG&A was $54.2 million, or 19.5% of revenues, in the first quarter of 1994 compared to $50.8 million, or 28.3% of revenues, in the first quarter of 1993. Due to the significant acquisition and divestiture activity in 1993, these figures are not comparable. Pro forma first quarter 1993 SG&A would have been $54.5 million, or 21.8% of revenues.

  Operating income (loss)

    The following was operating income loss by business segment:

                                 Three months ended March 31
                                    Historical    Pro forma
                                  1994     1993      1993
                                 (dollars in millions)
Specialty Service Tools......    $  6.3   $  4.2   $  6.6
SPX Credit Corporation.......       2.2      0.1      2.5
Original Equipment Components      11.7     (0.5)     5.1
Businesses sold in 1993......        -       4.6       -
General corporate expenses...      (4.9)    (3.9)    (4.5)
  Total......................    $ 15.3   $  4.5   $  9.7

    Total operating income for the first quarter of 1994 was up significantly over the first quarter of 1993 due to the inclusion of SPT in 1994 (SPT and SP Europe were consolidated as of December 31, 1993). Also affecting first quarter 1994 operating income was the inclusion of the operating income of Allen Testprod-ucts and SPX Credit Corporation, whereas in 1993, operating income was not included until the June 1993 acquisition. Offsetting these increases in operating income was the loss of operating income of the Sealed Power Replacement and Truth divisions, which were sold in the fourth quarter of 1993.

    First quarter 1994 operating income of Specialty Service Tools segment includes the results of Allen Testproducts which are now in-cluded in the results of the Automotive Diagnostics division. Pro forma first quarter 1993 operating income would have been $6.6 million had it included Allen Testproducts and had certain cost reductions been realized through the combination with the Bear Auto-motive division. While comparative first quarter revenues are up in Specialty Service Tools, the small reduction in comparative operating income reflects the continued operating loss at the Auto-motive Diagnostics division. Also contributing to the reduced operating income were lower margins on the refrigerant recovery and recycling systems.

    Operating income of Original Equipment Components was up signif-icantly due to the inclusion of SPT. The increase in 1994 first quarter operating income over 1993 pro forma was attributable to continued increases in customer demand as a result of the effect of increased U.S. domestic light vehicle production, combined with an increase in demand for parts in the automotive aftermarket.

    Operating income of SPX Credit Corporation was down from pro forma 1993. SPX Credit Corporation's operating income was compar-able with levels achieved in the last half of 1993 after SPX Credit Corporation merged its existing leasing activities with Allen Group Leasing.

  Interest Expense, net

    First quarter 1994 interest expense, net was $10.2 million compared to $3.9 million in the first quarter of 1993. The increase was attributable to higher debt levels associated with the purchase of SPT and Allen Testproducts which were partially offset by pro-ceeds from the divestitures of the Sealed Power Replacement and Truth divisions. Additionally, the debt existing during the first quarter of 1994 was at relatively higher interest rates which contributed to the increase in interest expense.

  Provision for Income Taxes

    The first quarter 1994 effective income tax rate was approxi-mately 39% which reflects the company's current estimated rate for the year.




  Cumulative Effect of Change in Accounting Methods, net of Tax

    In the first quarter of 1993, the company adopted new accounting for its Employee Stock Ownership Plan and adopted SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pen-sions" for its then existing 49% share of SPT, resulting in a $31.8 million aftertax charge.

Liquidity and Financial Condition

    As a result of the company's acquisition activity in 1993, the company is more leveraged than in the past. This financial leverage requires the company to focus on cash flows to meet higher interest costs and to maintain dividends. Management believes that opera-tions and the credit arrangements established in the first quarter will be sufficient to supply the future funding needed by the com-pany.

  Cash Flow
                                  Quarter ended March 31,
                                    1994         1993
                                      (in millions)
    Cash flows from:
      Operating activities......  $   5.2      $  (9.6)
      Investing activities......    (10.3)        (9.1)
      Financing activities......    (97.8)        16.7
        Net Cash flow...........  $(102.9)     $  (2.0)

    Cash flows from operating activities was a $5.2 million inflow in first quarter of 1994 compared to a $9.6 million outflow in the first quarter of 1993. The first quarter tends to increase working capital significantly as higher revenue levels are experienced in the first quarter when compared to the fourth quarter. In the first quarter of both years, accounts receivable increased substantially reflecting the higher revenue levels. In the first quarter of 1994, a significant increase in accounts payable was achieved which mitigated the negative cash flow effect of the increase in accounts receivable. The first quarter of 1994 cash flows from operating activities was also effected by the reduction of accrued liabili-ties, much of which was continued utilization of the Automotive Diagnostic's restructuring reserve. At March 31, 1994, the restruc-turing reserve of $8.9 million is principally required for remaining work force reductions and facility closing costs.

    Cash flows from investing activities was an outflow of $10.3 million in 1994 compared to an outflow of $9.1 million in 1993. While capital expenditures in 1994 were significantly higher than in 1993, the company advanced $5.2 million to SP Europe in the first quarter of 1993, which was consolidated by the company at December 31, 1993.

    Cash flows from financing activities in first quarter of 1993 consisted primarily of debt borrowings to fund operational require-ments and capital expenditures in 1993. The first quarter of 1994 includes the $39 million payment to Riken Corporation to acquire the additional 49% of SPT, payment of approximately $6 million of debt extinguishment costs related to the partial payment of the ESOP trust's note, payment of $4.1 million of debt acquisition costs related to the new revolving credit facility and to pay down $47.6 million on SPX debt.

    During the second quarter of 1994, the company expects signifi-cant cash expenditures to complete its refinancing, including early extinguishment costs on remaining SPX debt and SPT debt. Also, early in the second quarter, approximately $8 million of payments were made to finalize the dispute with the Internal Revenue Service regarding the company's tax deferred income tax treatment of the 1989 transaction in which several operating units were contributed to SPT and to finalize certain other tax matters related to the 1989 tax year.

  Capitalization
                                 March 31       Dec. 31
                                   1994          1993
                                      (in millions)
    Notes payable and current
    maturities of long-term debt $  44.2       $  94.0
    Long-term debt..............   338.5         336.2
      Total debt................ $ 382.7       $ 430.2
    Shareholders' equity........   148.0         145.4
    Total capitalization........ $ 530.7       $ 575.6
    Total debt to capitalization
      Ratio.....................    72.1%         74.7%

    At March 31, 1994, the company's total debt was composed of SPX debt of $174.8 million and of SPT debt of $207.9 million. As of March 31, 1994, the company has used existing cash balances and proceeds from its new $250 million revolving credit facility to pay Riken Corporation for the additional 49% of SPT, extinguish a majority of the company's ESOP trust's note of $42.1 million and to pay off $50 of bank loans. In April, the company completed the extinguishment of the ESOP note, the senior notes of $75 million, the $19.7 million note to the Allen Group and $18 million of other debt utilizing the new revolving credit.

    The company continues with its plan to issue $260 million of senior subordinated notes before the end of the second quarter of 1994. At that time, the outstanding SPT debt will be extinguished using the proceeds from this offering. The March 31, 1994 unaudited pro forma total debt would have been approximately $409 million assuming that the remaining SPX debt was extinguished as well as having the issuance of the senior subordinated notes and the SPT debt extinguishment completed.

    After the completion of the refinancing, the company's total debt availability will consist of the new revolving credit of $225 million (adjusted), the senior subordinated notes of $260 million and Industrial Revenue Bonds of $15.2 million. Management believes that the additional availability from these facilities is sufficient to meet operational cash requirements, working capital requirements and capital expenditures planned for 1994 and thereafter.

    If the notes are not issued, the revolving credit facility would remain at $250 million and be secured by the company's assets (ex-cluding SPT) and the SPT debt would remain outstanding. The combi-nation of the unused SPX revolver availability and the unused SPT credit availability would be sufficient to cover the company's planned operational cash requirements, working capital requirements and capital expenditures for 1994 and thereafter.

  Capital Expenditures

    Capital expenditures for the first quarter of 1994 were $10.3 million compared to $3.9 million in the first quarter of 1993. Full year 1994 planned expenditures are estimated to exceed $40 million and the first quarter reflects the annual pace. 1993 capital expen-ditures do not include SPT.

Other Matters

    Accounting Pronouncements - As of the beginning of 1994, the company adopted Statement of Financial Accounting Standards, No. 112
- - "Employers' Accounting for Postemployment Benefits." This stan-dard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. The company's analysis is that the provisions of this statement are not material to its financial position or results of operations.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)                          Exhibits

                                 (2)           None.

                                 (4)           None.

                                 (11)  None.

                                 (15)  None.

                                 (18)  None.

                                 (19)  None.

                                 (20)  None.

                                 (23)  None.

                                 (24)  None.

                                 (25)  None.

                                 (28)  None.

    (b)                          Reports on Form 8-K

                                 None.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SPX CORPORATION
                                  (Registrant)



Date:  May 9, 1994               By
                                    Dale A. Johnson
                                    Chairman and
                                    Chief Executive Officer


Date:  May 9, 1994               By
                                    R. Budd Werner
                                    Vice President, Finance and
                                    Chief Financial Officer

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SPX CORPORATION
                                  (Registrant)



Date:  May 9, 1994               By  s/s Dale A. Johnson
                                    Dale A. Johnson
                                    Chairman and
                                    Chief Executive Officer



Date:  May 9, 1994               By  s/s R. Budd Werner
                                    R. Budd Werner
                                    Vice President, Finance and
                                    Chief Financial Officer