Form 10-Q
period 1994-06-30
SPX CORP
filed 1994-08-12
CIK 88205

F O R M  1 0 - Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1994

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


                                                Yes   X       No



        Common shares outstanding July 29, 1994 -- 13,969,606

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       SPX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000s omitted)
                                                           (Unaudited)
                                                      June 30      December 31
                                                        1994           1993
ASSETS
  Current Assets:
  Cash and temporary cash investments                $ 16,872       $  117,843
  Receivables                                         153,447          123,081
  Lease finance receivables - current                  33,004           33,834
  Inventories                                         164,536          159,223
  Deferred income tax asset and refunds                54,489           54,489
  Prepaid expenses and other current assets            21,307           29,726
    Total Current Assets                             $443,655       $  518,196

  Investments                                          14,976           13,446
  Property, plant and equipment (at cost)             384,203          367,832
  Less:  Accumulated depreciation                    (182,784)        (169,687)
                                                     $201,419       $  198,145
  Lease finance receivables - long term                48,948           51,013
  Costs in excess of net assets of businesses
    acquired                                          202,365          204,149
  Other assets                                         46,371           39,452
                                                     $957,734       $1,024,401

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
  Notes payable and current maturities of
    long-term debt                                   $  5,608       $   93,975
  Accounts payable                                     69,495           62,968
  Accrued liabilities                                 153,391          229,998
  Income taxes payable                                  3,841           11,864
    Total Current Liabilities                        $232,335       $  398,805
  Long-term liabilities                               123,985          123,235
  Deferred income taxes                                19,238           20,787
  Long-term debt                                      427,596          336,187

  Shareholders' equity:
  Common stock                                       $155,872       $  155,558
  Paid in capital                                      58,229           58,923
  Retained earnings                                    27,733           20,282
                                                     $241,834       $  234,766
  Less:  Common stock held in treasury                 50,000           50,000
         Unearned compensation - ESOP                  34,154           35,900
         Minority interest                              1,530            1,080
         Cumulative translation adjustments             1,544            2,399
           Total Shareholders' Equity                $154,606       $  145,387
                                                     $957,734       $1,024,401

                        SPX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (In thousands of dollars except per share amounts)


                                                  (Unaudited)
                                  Three Months Ended        Six Months Ended
                                       June 30                   June 30
                                   1994        1993         1994        1993
REVENUES                          $289,054    $212,548     $566,505    $391,712

COSTS & EXPENSES
  Cost of products sold            214,720     141,700      422,077     263,476
  Selling, general &
   administrative expenses          52,660      55,899      106,820     106,661
  Other expense, net                   858       2,277        1,464       3,796
  SPT equity losses (earnings)        -           (317)        -            248

OPERATING INCOME                  $ 20,816    $ 12,989     $ 36,144    $ 17,531

Interest expense, net                9,516       4,272       19,744       8,179

INCOME BEFORE INCOME TAXES        $ 11,300    $  8,717     $ 16,400    $  9,352

PROVISION FOR INCOME TAXES           4,400       3,289        6,400       3,567

INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING METHODS              $  6,900    $  5,428     $ 10,000    $  5,785

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING METHODS, NET
  OF INCOME TAXES                     -           -            -        (31,800)

NET INCOME (LOSS)                 $  6,900    $  5,428     $ 10,000    $(26,015)

NET INCOME (LOSS) PER SHARE:
  Before cumulative effect of change
   in accounting methods          $    .54    $    .43     $    .78    $    .46
  Cumulative effect of change in
   accounting methods                  -           -            -         (2.53)
  Net income (loss)               $    .54    $    .43     $    .78    $  (2.07)

Dividends per share               $    .10    $    .10     $    .20    $    .20

Weighted average number of
  common shares outstanding     12,759,000  12,587,000   12,740,000  12,572,000

                       SPX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (000s omitted)

                                                             (Unaudited)
                                                          Six Months Ended
                                                               June 30
                                                          1994         1993
Cash flows from operating activities:
  Net income (loss) from operating activities           $ 10,000    $ (26,015)
  Adjustments to reconcile net income (loss) to net
   cash from operating activities -
  Cumulative effect of change in accounting methods         -          31,800
  Depreciation and amortization                           19,838       12,972
  Increase (decrease) in deferred income taxes            (1,549)       3,781
  Increase in accounts receivable                        (30,366)     (19,322)
  (Increase) decrease in inventories                      (5,313)      11,280
  Decrease in prepaid and other current assets             8,419        4,368
  Increase (decrease) in accounts payable                  6,527       (5,398)
  Increase (decrease) in accrued liabilities              (8,450)      13,738
  Decrease in income taxes payable                        (8,023)      (6,840)
  (Increase) decrease in lease finance receivables         2,895       (5,274)
  Increase in long-term liabilities                          724          498
  Other, net                                              (3,481)      (4,088)

Net cash provided by (used by) operating activities     $ (8,779)   $  11,500

Cash flows used by investing activities:
  Capital expenditures                                  $(20,466)   $  (7,023)
  Advance to SP Europe                                      -          (8,919)
  Payments for purchase of Allen Testproducts and
   Allen Group Leasing                                      -        (101,957)

Net cash used by investing activities                   $(20,466)   $(117,899)

Cash flows provided by financing activities:
  Net borrowings under debt agreements                  $  3,042    $ 119,712
  Payment of debt restructuring costs                    (33,219)        -
  Payment for interest in SPT                            (39,000)        -
  Dividends paid                                          (2,549)      (2,541)

Net cash provided by (used by) financing activities     $(71,726)   $ 117,171

Net increase (decrease) in cash and temporary
 cash investments                                       (100,971)      10,772

Cash and temporary cash investments, beg. of period      117,843        9,729
Cash and temporary cash investments, end of period      $ 16,872    $  20,501

                      SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1994 (Unaudited)


1. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All adjustments are of a normal recurring nature. Amounts in the 1993 consolidated financial statements have been restated to reflect the company's previous 49% share of Sealed Power Technologies Limited Partnership ("SPT") income or loss and the effect of amortizing the difference between its investment balance and its share of SPT's initial partnership capital deficit and to reflect new accounting for the company's ESOP.

2.   Information regarding the company's segments was as follows:

                                         Three months         Six months
                                        ended June 30,       ended June 30,
                                        1994      1993      1994      1993
                                                  (in thousands)
Revenues:
 Specialty Service Tools..........    $  146.9  $  132.8  $  286.6  $  244.2
 SPX Credit Corporation...........         3.3       1.8       6.6       2.3
 Original Equipment Components....       138.9       6.5     273.3      12.6
 Businesses sold in 1993..........          -       71.4        -      132.6
  Total...........................    $  289.1  $  212.5  $  566.5  $  391.7
Operating income (loss):
 Specialty Service Tools..........    $    9.5  $    5.6  $   15.8  $    9.8
 SPX Credit Corporation...........         1.7       1.2       3.9       1.3
 Original Equipment Components....        14.2        .7      25.9        .2
 Businesses sold in 1993..........          -        9.4        -       14.0
 General corporate expenses.......        (4.6)     (3.9)     (9.5)     (7.8)
  Total...........................    $   20.8  $   13.0  $   36.1  $   17.5
Capital expenditures:
 Specialty Service Tools..........    $    1.4  $    1.4  $    4.2  $    2.6
 SPX Credit Corporation...........          -         -         -         -
 Original Equipment Components....         8.6        -       14.6        .1
 Businesses sold in 1993..........          -        1.6        -        4.2
 General corporate................          .2        .1       1.7        .1
  Total...........................    $   10.2  $    3.1  $   20.5  $    7.0
Depreciation and amortization:
 Specialty Service Tools..........    $    3.7  $    3.7  $    7.7  $    7.3
 SPX Credit Corporation...........          -         -         -         -
 Original Equipment Components....         5.8        .4      11.5        .9
 Businesses sold in 1993..........          -        2.3        -        4.5
 General corporate................          .4        .2        .5        .3
  Total...........................    $    9.9  $    6.6  $   19.7  $   13.0

                                      June 30,            December 31,
                                        1994                1993
                                             (in thousands)
Identifiable assets:
 Specialty Service Tools..........    $  419.7            $  383.3
 SPX Credit Corporation...........        83.6                85.2
 Original Equipment Components....       366.1               343.8
 General corporate................        88.3               212.1
  Total...........................    $  957.7            $1,024.4







3. In May of 1994, the company completed its $260 million offering of senior subordinated notes. The eight year notes bear interest of 11 3/4% and are redeemable after four years. Concurrently, the company's revolving credit was reduced from $250 million to $225 million of maximum availability. The proceeds from the sale of the senior subordinated notes was used to retire SPT's $100 million of 14.5% senior subordinated debentures, the Term Bank Loan and the Revolving Credit Loans with the excess, approximately $44 million, used to pay down on the company's revolving credit facility and to pay related debt restructuring costs.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The accompanying 1993 second quarter and six months ending June 30, 1993 consolidated statements of income include the results of the Sealed Power Replacement division which was sold October 22, 1993, the results of the Truth division which was sold November 5, 1993, the company's 49% share of the earnings or losses of Sealed Power Technologies Limited Partnership ("SPT") accounted for on the equity basis, the losses of Sealed Power Technologies Lim-ited Partnership Europe ("SP Europe"), and the acquisition and results of Allen Testproducts and Allen Group Leasing beginning with their acquisition on June 10, 1993. The 1994 consolidated statements of income reflect SPT and SP Europe in their entirety.

     For purposes of comparison, certain selected unaudited pro forma 1993 information is presented in the following discussion to enhance understanding. The pro forma 1993 information reflects the acquisition of Allen Testproducts and Allen Group Leasing and the related restructuring, the divestiture of the Sealed Power Replacement and Truth divisions, the acquisition of 51% of SPT, and the consolidation of SP Europe as if they had occurred as of January 1, 1993.

Second Quarter 1994 vs. Second Quarter 1993

     Revenues

     The following were revenues by business segment:

                                       Three months ended June 30,
                                          Historical         Pro Forma
                                       1994        1993        1993
                                          (dollars in millions)
     Specialty Service Tools....... $    146.9  $    132.8  $    143.5
     SPX Credit Corporation........        3.3         1.8         4.9
     Original Equipment Components.      138.9         6.5       120.4
     Businesses sold in 1993.......         -         71.4          -
       Total....................... $    289.1  $    212.5  $    268.8

     Total revenues for the second quarter of 1994 were up significantly over the historical second quarter of 1993 due to the inclusion of SPT and SP Europe revenues in 1994 (SPT and SP Europe were consolidated as of December 31, 1993). Also effecting second quarter 1994 revenues was the inclusion of the revenues of Allen Testproducts and Allen Group Leasing (now called SPX Credit Corporation), whereas in 1993, the revenues of Allen Testproducts and Allen Group Leasing were not included until the June 10, 1993 acquisition. Offsetting these increases in revenues was the loss of revenues of the Sealed Power Replacement and Truth divisions ("Businesses sold in 1993), which were sold in the fourth quarter of 1993.

     Second quarter 1994 revenues of Specialty Service Tools increased 2.4% over pro forma second quarter 1993 revenues. This increase was attributable to continued improvement in sales of aftermarket specialty service tools and strength in sales of dealer equipment and warranty tools, hand-held diagnostic testers, and high-pressure hydraulic specialty service tools. Sales of refrig-erant recovery and recycling systems and engine diagnostic equipment were down slightly from 1993 which moderated the overall increase in revenues. Pro forma 1993 second quarter revenues reflect $10.7 million of Allen Testproducts rev-enues that are not included in the historical revenues as it was acquired June 10, 1993.

     Second quarter 1994 revenues of SPX Credit Corporation were down $1.6 million from pro forma second quarter 1993. The second quarter of 1993 included approximately $1.0 million of revenue on the sale of a $5.0 portfolio of leases to a third party. The second quarter 1994 revenue level was reflective of levels of the last half of 1993, which include the combination of Allen Group Leasing with existing leasing activities.


     Second quarter 1994 revenues of Original Equipment Components increased 15.4% over pro forma second quarter 1993. This significant increase was the result of increased light vehicle production. The segment's aftermarket rev-enues also increased. Pro forma 1993 revenues reflect the revenues of SPT and SP Europe which were consolidated as of December 31, 1993.

     Gross Profit

     In the second quarter of 1994, gross profit was $74.3 million, or 25.7% of revenues. In the second quarter of 1993, gross profit was $70.8 million, or 33.3% of revenues. Due to the significant acquisition and divestiture activity of 1993, these figures are not comparable. Pro forma second quarter 1993 gross profit was $71.2 million, or 26.5% of revenues with the revenue mix influencing the comparable quarter comparisons.

     Selling, General and Administrative Expense ("SG&A")

     SG&A was $52.7 million, or 18.2% of revenues, in the second quarter of 1994 compared to $55.9 million, or 26.3% of revenues, in the second quarter of 1993. Due to the significant acquisition and divestiture activity in 1993, the figures are not comparable. Pro forma second quarter 1993 SG&A would have been $57.3 million, or 21.3% of revenues with strong revenue levels in 1994 contributing to the favorable quarterly comparisons.

     Operating Income

     The following was operating income by business segment:

                                       Three months ended June 30,
                                          Historical         Pro Forma
                                       1994        1993        1993
                                          (dollars in millions)
     Specialty Service Tools....... $      9.5  $      5.6  $      7.6
     SPX Credit Corporation........        1.7         1.2         3.0
     Original Equipment Components.       14.2          .7         7.1
     Businesses sold in 1993.......         -          9.4          -
     General corporate expenses....       (4.6)       (3.9)       (4.5)
       Total....................... $     20.8  $     13.0  $     13.2

     Total operating income for the second quarter of 1994 was up significantly over the historical second quarter of 1993 due to the inclusion of SPT in 1994 (SPT and SP Europe were consolidated as of December 31, 1993). Also effecting second quarter 1994 operating income was the inclusion of the operating results of Allen Testproducts and Allen Group Leasing (now called SPX Credit Corpora-tion), whereas in 1993, operating results were not included until the June 10, 1993 acquisition. Offsetting these increases in operating income was the loss of operating income of the Sealed Power Replacement and Truth divisions, which were sold in the fourth quarter of 1993.

     Second quarter 1994 operating income of Specialty Service Tools increased 25% over pro forma second quarter 1993 operating income. The increase was attributable to strong specialty tool programs. Pro forma second quarter 1993 operating income reflects the June 10, 1993 acquisition of Allen Testproducts and related cost reductions through the combination with the Bear Automotive division as if they had occurred at the beginning of 1993.

     Operating income of SPX Credit Corporation for the second quarter was down $1.3 million from pro forma second quarter 1993, primarily resulting from a $.7 million gain recorded in 1993 from the sale of a $5 million lease portfolio.

     Second quarter 1994 operating income of Original Equipment Components increased 100% over pro forma second quarter 1993 operating income. The increase was attributable to continued increases in customer demand. Pro forma second quarter 1993 operating income includes the operating results of SPT and SP Europe which were consolidated as of December 31, 1993.

     Interest Expense, net

     Second quarter 1994 interest expense, net was $9.5 million compared to $4.3 million in the second quarter of 1993. The increase was attributable to higher debt levels associated with the purchase of SPT and Allen Testproducts which were partially offset by proceeds from the divestitures of the Sealed Power Replacement and Truth divisions.

     Provision for Income Taxes

     The second quarter 1994 effective income tax rate was approximately 39% which reflects the company's current estimated rate for the year.

First Six Months of 1994 vs. First Six Months of 1993

     Revenues

     The following were revenues by business segment:

                                         Six months ended June 30,
                                          Historical         Pro Forma
                                       1994        1993        1993
                                          (dollars in millions)
     Specialty Service Tools....... $    286.6  $    244.2  $    269.9
     SPX Credit Corporation........        6.6         2.3         9.1
     Original Equipment Components.      273.3        12.6       240.0
     Businesses sold in 1993.......         -        132.6          -
       Total....................... $    566.5  $    391.7  $    519.0

     Total revenues for the first six months of 1994 were up significantly over historical first six months of 1993 due to the inclusion of SPT and SP Europe revenues in 1994 (SPT and SP Europe were consolidated as of December 31, 1993). Also effecting first six months 1994 revenues was the inclusion of the revenues of Allen Testproducts and Allen Group Leasing (now called SPX Credit Corpora-tion), whereas in 1993, the revenues of Allen Testproducts and Allen Group Leasing were not included until the June 10, 1993 acquisition. Offsetting these increases in revenues was the loss of revenues of the Sealed Power Replacement and Truth divisions ("Businesses sold in 1993), which were sold in the fourth quarter of 1993.

     First six months of 1994 revenues of Specialty Service Tools increased 6.2% over pro forma first six months of 1993 revenues. This increase was attribu-table to continued improvement in sales of aftermarket specialty service tools and strength in sales of dealer equipment and warranty tools, hand-held diagnos-tic testers, and high-pressure hydraulic specialty service tools. Sales of engine diagnostic equipment were down slightly from 1993, which moderated the overall increase in revenues. Pro forma first six months of 1993 revenues re-flect $25.7 million of Allen Testproducts revenues that are not included in the historical revenues, as that business was not acquired until June 10, 1993.

     First six months of 1994 revenues of SPX Credit Corporation were down $2.5 million from pro forma first six months of 1993. The second quarter of 1993 included approximately $1.0 million of revenue on the sale of a $5.0 portfolio of leases to a third party. The first six months of 1994 revenue level was reflective of levels of the last half of 1993, which include the combination of Allen Group Leasing with existing leasing activities.

    First six months of 1994 revenues of Original Equipment Components increased 13.9% over pro forma first six months of 1993. This significant increase was attributable to strong increases in all product line sales to OEMs as production of new vehicles was up from 1993. The segment's aftermarket revenues also increased. Pro forma 1993 revenues reflect the revenues of SPT and SP Europe which were consolidated as of December 31, 1993.



     Gross Profit

     In the first six months of 1994, gross profit was $144.4 million, or 25.5% of revenues. In the first six months of 1993, gross profit was $128.2 million, or 32.7% of revenues. Due to the significant acquisition and divestiture activity of 1993, these figures are not comparable. Pro forma first six months of 1993 gross profit was $135.7 million, or 26.1% of revenues with revenue mix influencing the comparable six month comparisons.

     Selling, General and Administrative Expense ("SG&A")

     SG&A was $106.8 million, or 18.9% of revenues, in the first six months of 1994 compared to $106.7 million, or 27.2% of revenues, in the first six months of 1993. Due to the significant acquisition and divestiture activity in 1993, the figures are not comparable. Pro forma first six months of 1993 SG&A would have been $111.8 million, or 21.5% of revenues with strong revenue levels in 1994 contributing to the favorable six month comparisons.

     Operating Income

     The following was operating income by business segment:

                                         Six months ended June 30,
                                          Historical         Pro Forma
                                       1994        1993        1993
                                          (dollars in millions)
     Specialty Service Tools....... $     15.8  $      9.8  $     14.2
     SPX Credit Corporation........        3.9         1.3         5.5
     Original Equipment Components.       25.9          .2        12.2
     Businesses sold in 1993.......         -         14.0          -
     General corporate expenses....       (9.5)       (7.8)       (9.0)
       Total....................... $     36.1  $     17.5  $     22.9

     Total operating income for the first six months of 1994 was up significant-ly over historical first six months of 1993 due to the inclusion of SPT in 1994 (SPT and SP Europe were consolidated as of December 31, 1993). Also effecting the first six months of 1994 operating income was the inclusion of the operating results of Allen Testproducts and Allen Group Leasing (now called SPX Credit Corporation), whereas in 1993, operating results were not included until the June 10, 1993 acquisition. Offsetting these increases in operating income was the loss of operating income of the Sealed Power Replacement and Truth divisions, which were sold in the fourth quarter of 1993.

     First six months of 1994 operating income of Specialty Service Tools increased 11.3% over pro forma first six months of 1993 operating income. The increase was attributable to strong specialty tool programs. Pro forma first six months of 1993 operating income reflects the June 10, 1993 acquisition of Allen Testproducts and related cost reductions through the combination with the Bear Automotive division as if they had occurred at the beginning of 1993.

     Operating income of SPX Credit Corporation for the first six months was down $1.6 million from pro forma first six months of 1993, primarily resulting from a $.7 million gain recorded in 1993 from the sale of a $5 million lease portfolio.

     First six months of 1994 operating income of Original Equipment Components increased 112% over pro forma first six months of 1993 operating income. The increase was attributable to continued increases in customer demand. Pro forma first six months of 1993 operating income reflect the operating results of SPT and SP Europe which were actually consolidated as of December 31, 1993.

     Interest Expense, net

     First six months of 1994 interest expense, net was $19.7 million compared to $8.2 million in the first six months of 1993. The increase was attributable to higher debt levels associated with the purchase of SPT and Allen Testproducts which were partially offset by proceeds from the divestitures of the Sealed Power Replacement and Truth divisions.

     Provision for Income Taxes

    The first six months of 1994 effective income tax rate was approximately 39% which reflects the company's current estimated rate for the year.

     Cumulative Effect of Change in Accounting Methods, net of Tax

     In the first quarter of 1993, the company adopted new accounting for its Employee Stock Ownership Plan and adopted SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its then existing 49% share of SPT, resulting in a $31.8 million aftertax charge.

Liquidity and Financial Condition

     As a result of the company's acquisition activity in 1993, the company is more leveraged than in the past. This financial leverage requires the company to focus on cash flows to meet higher interest costs and to maintain dividends. Management believes that operations and the credit arrangements established in the first six months of 1994 will be sufficient to supply the future funding needed by the company.

     Cash Flow

                                    Six months ended June 30,
                                        1994        1993
                                         (in millions)
     Cash flow from:
       Operating activities......   $    (8.8)  $    11.5
       Investing activities......       (20.5)     (117.9)
       Financing activities......       (71.7)      117.2
        Net Cash Flow............   $  (101.0)  $    10.8

     Cash flow from operating activities was a $8.8 million outflow in the first six months of 1994 compared to a $11.5 million inflow in the first six months of 1993. Second quarter working capital tends to increase significantly as higher revenue levels are experienced during the second quarter when compared to revenues levels of the fourth quarter. This was particularly the case with accounts receivable levels which were $30.4 million higher at June 30, 1994 compared to December 31, 1993. Also effecting first six months 1994 cash flow from operating activities was an approximately $8 million payment to finalize the dispute with the Internal Revenue Service regarding the company's tax deferred treatment of the 1989 transaction in which several operating units were contributed to SPT and to finalize certain other tax matters related to the 1989 tax year. The first six months of 1994 cash flow from operating activities also included the reduction of accrued liabilities, much of which was continued utilization of the Automotive Diagnostic's restructuring reserve. During the first six months of 1994, approximately $9.5 million of this reserve was utilized leaving a June 30, 1994 balance of approximately $5 million, which is principally required for remaining work force reductions and facility closing costs.

     Cash flow from investing activities in 1994 consists of capital expendi-tures. In addition to capital expenditures, 1993 cash flow from investing activities included $8.9 million of advances to SP Europe which was not consoli-dated until December 31, 1993 and $102 million for the June 10, 1993 purchase of Allen Testproducts and Allen Group Leasing from the Allen Group.

     First six months of 1993 cash flow from financing activities consisted primarily of debt borrowings to finance the purchase of Allen Testproducts and Allen Group Leasing. The first six months of 1994 cash flow from financing activities reflects the $39 million payment to Riken Corporation to acquire the additional 49% of SPT, payment of approximately $33.2 million of debt restruc-turing costs related to the new revolving credit agreement and the $260 million of senior subordinated notes.
     As of June 30, 1994, the company had substantially completed the expendi-tures to acquire the additional 51% of SPT and refinance its debt structure.

     Capitalization

                                                  June 30,  December 31,
                                                   1994        1993
                                                    (in millions)
          Notes payable and current maturities
           of long-term debt..................  $     5.6   $    94.0
          Long-term debt......................      427.6       336.2
            Total debt........................  $   433.2   $   430.2
          Shareholders' equity................      154.6       145.4
          Total capitalization................  $   587.8   $   575.6
          Total debt to capitalization ratio..       73.7        74.7%

     As of June 30, 1994, the company had completed its Refinancing Plan. In May, $260 million of 11 3/4% senior subordinated notes, due June 1, 2002 and redeemable after four years, were issued. In the first quarter, a $250 million revolving credit facility was obtained. This revolving credit facility's maxi-mum credit availability was reduced to $225 million concurrent with the issuance of the notes. Proceeds from these new credit facilities and existing cash bal-ances were used to extinguish most debt instruments existing at December 31, 1993 and to pay certain debt restructuring costs.

     At June 30, 1994, the following summarizes the debt outstanding (in mil-lions):

     Senior subordinated notes                  $    260.0
     Revolving credit facility                       149.0
     Industrial revenues bonds                        15.2
     Other                                             9.0
       Total debt                               $    433.2

     At June 30, 1994, the maximum availability on the revolving credit facility would have been $76 million. Management believes that the additional avail-ability is sufficient to meet operational cash requirements, working capital requirements and capital expenditures for 1994 and thereafter.

     The revolving credit agreement contains covenants which cover leverage, interest expense coverage, fixed charge coverage, dividends, capital expendi-tures, investments and transactions with affiliates. At June 30, 1994, the company was in compliance with all covenants. The following summarizes the June 30, 1994 status versus the more restrictive covenants: (a) maintain a leverage ratio, as defined, of 78% or less, the company's leverage ratio was 75%, (b) maintain an interest expense coverage ratio, as defined, of 2.0 to 1.0 or greater, the company's interest expense coverage ratio was 2.84 to 1.0, and (c) maintain a fixed charge coverage ratio, as defined, of 1.75 to 1.0 or greater, the company's fixed charge coverage ratio was 1.98 to 1.0.

     Capital Expenditures

     Capital expenditures for the first six months of 1994 were $20.5 million compared to $7 million in 1993. Full year 1994 estimated capital expenditures will likely exceed $40 million and the first six months reflect that pace. 1993 capital expenditures did not include SPT.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (2)       None.

          (4)       None.

          (11)      None.

          (15)      None.

          (18)      None.

          (19)      None.

          (20)      None.

          (23)      None.

          (24)      None.

          (25)      None.

          (28)      None.

     (b)  Reports on Form 8-K

          None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SPX CORPORATION
                                       (Registrant)



Date:  August 12, 1994                  By  s/s Dale A. Johnson
                                                   Dale A. Johnson
                                                   Chairman and
                                                   Chief Executive Officer





Date:  August 12, 1994                  By  s/s R. Budd Werner
                                                   R. Budd Werner
                                                   Vice President, Finance and
                                                   Chief Financial Officer