Form 10-Q
period 1994-09-30
SPX CORP
filed 1994-11-03
CIK 88205

                       F O R M  1 0 - Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

          (X)   QUARTERLY REPORT PURSUANT TO SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

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

                                        Yes   X     No

    Common shares outstanding October 31, 1994 -- 14,000,706

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                SPX CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS
                         (000s omitted)

                                                (Unaudited)
                                        September 30   December 31
                                            1994          1993
ASSETS
 Current assets:
 Cash and temporary cash investments      $  22,467   $  117,843
 Receivables                                136,978      123,081
 Lease finance receivables - current         35,772       33,834
 Inventories                                163,496      159,223
 Deferred income tax asset and refunds       54,489       54,489
 Prepaid expenses and other current assets   19,278       29,726
 Total current assets                     $ 432,480   $  518,196
 Investments                                 15,637       13,446
 Property, plant and equipment (at cost)    391,681      367,832
 Accumulated depreciation                  (189,889)    (169,687)
                                          $ 201,792   $  198,145
 Lease finance receivables - long-term       45,824       51,013
 Costs in excess of net assets of
  businesses acquired                       200,702      204,149
 Other assets                                46,463       39,452
                                          $ 942,898   $1,024,401
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable and current maturities
  of long-term debt                       $   1,203   $   93,975
 Accounts payable                            68,880       62,968
 Accrued liabilities                        149,254      229,998
 Income taxes payable                         3,638       11,864
 Total current liabilities                $ 222,975   $  398,805
 Long-term liabilities                      123,693      123,235
 Deferred income taxes                       19,294       20,787
 Long-term debt                             416,568      336,187
 Shareholders' equity:
 Common stock                             $ 156,067   $  155,558
 Paid in capital                             57,751       58,926
 Retained earnings                           29,656       20,282
                                          $ 243,474   $  234,766
 Common stock held in treasury              (50,000)     (50,000)
 Unearned compensation - ESOP               (32,449)     (35,900)
 Minority interest                           (2,280)      (1,080)
 Cumulative translation adjustments           1,623       (2,399)
 Total shareholders' equity               $ 160,368   $  145,387
                                          $ 942,898   $1,024,401

                 SPX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (In thousands of dollars except per share amounts)

                                               (Unaudited)
                                  Three months ended    Nine months ended
                                     September 30         September 30
                                   1994       1993      1994       1993
Revenues                         $252,967   $195,079   $819,472   $586,791

Costs and expenses
 Cost of products sold            187,499    129,814    609,576    393,290
 Selling,general,administrative    49,117     57,152    155,937    163,813
 Other expense, net                    85      2,711      1,549      6,507
 Restructuring charge                   0     27,500          0     27,500
 SPT equity losses                      0        908          0      1,156

Operating income (loss)          $ 16,266   $(23,006)  $ 52,410   $ (5,475)

Interest expense, net              10,566      5,502     30,310     13,681

Income(loss) before income taxes $  5,700   $(28,508)  $ 22,100   $(19,156)

Provision (benefit) for income
 taxes                              2,500     (8,252)     8,900     (4,685)

Income (loss) before cumulative effect
 of change in accounting methods $  3,200   $(20,256)  $ 13,200   $(14,471)

Cumulative effect of change in
 accounting methods, net of
 income taxes                           0          0          0    (31,800)

Net income (loss)                $  3,200   $(20,256)  $ 13,200   $(46,271)

Net income (loss) per share:
 Before cumulative effect of
  change in accounting methods   $   0.25   $  (1.61)  $   1.03   $  (1.15)
 Cumulative effect of change in
  accounting methods                                              $  (2.52)
 Net income (loss)               $   0.25   $  (1.61)  $   1.03   $  (3.67)

Dividends per share              $   0.10   $   0.10   $   0.30   $   0.30

Weighted average number of
 common shares outstanding         12,828     12,617     12,775     12,587

                SPX CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (000s omitted)

                                                          (Unaudited)
                                                       Nine Months Ended
                                                          September 30
                                                        1994        1993
Cash flows from operating activities:
Net income (loss) from operating activities         $  13,200    $ (46,271)
Adjustments to reconcile net income (loss)
to net cash from operating activities -
Cumulative effect of change in accounting methods           0       31,800
Depreciation and amortization                          29,057       19,592
Increase (decrease) in deferred income taxes           (1,493)      (6,269)
(Increase) decrease in accounts receivable            (13,897)       4,725
(Increase) decrease in inventories                     (4,273)       8,297
Decrease in prepaid and other current assets           10,448        8,875
Increase (decrease) in accounts payable                 5,912       (1,458)
Increase (decrease) in accrued liabilities            (11,798)      (3,114)
Decrease in income taxes payable                       (8,226)      (7,513)
(Increase) decrease in lease finance receivables        3,251       (6,743)
Increase in long-term liabilities                         458        9,803
Special charge                                              0       27,500
Other, net                                               (312)      (4,140)

Net cash provided by (used by) operating activities $  22,327    $  35,084

Cash flows used by investing activities:
Capital expenditures                                $ (28,478)   $ (10,608)
Advance to SP Europe                                        0      (13,583)
Purchase of Lowener Gmbh                                    0       (7,014)
Payments for purchase of Allen Testproducts
and Allen Group Leasing                                     0     (101,715)

Net cash used by investing activities               $ (28,478)   $(132,920)

Cash flows provided by financing activities:
Net borrowings (payments) under debt agreements     $ (12,391)   $ 110,058
Payment of debt restructuring costs                   (34,008)           0
Payment for interest in SPT                           (39,000)           0
Dividends paid                                         (3,826)      (4,171)
Net cash provided by (used by) financing activities $ (89,225)   $ 105,887

Net increase (decrease) in cash and
 temporary cash investments                         $ (95,376)   $   8,051

Cash and temporary cash investments, beg. of period   117,843        9,729
Cash and temporary cash investments, end of period  $  22,467    $  17,780

                SPX CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 SEPTEMBER 30, 1994 (Unaudited)

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

2.  Information regarding the company's segments was as follows:

                                     Three months         Nine months
                                  ended September 30    ended September 30
                                    1994      1993        1994      1993
                                               (in millions)
Revenues:
 Specialty Service Tools         $ 126.2   $ 119.8      $ 412.8   $ 364.0
 SPX Credit Corporation              3.2       3.3          9.8       5.6
 Original Equipment Components     123.6       6.2        396.9      18.8
 Businesses sold in 1993             0.0      65.8          0.0     198.4
  Total                          $ 253.0   $ 195.1      $ 819.5   $ 586.8
Operating income (loss):
 Specialty Service Tools         $   7.6   $ (28.7)     $  23.4   $ (18.9)
 SPX Credit Corporation              1.7       1.7          5.6       3.0
 Original Equipment Components      12.0      (0.4)        37.9      (0.2)
 Businesses sold in 1993             0.0       8.3          0.0      22.3
 General Corporate                  (5.0)     (3.9)       (14.5)    (11.7)
  Total                          $  16.3   $ (23.0)     $  52.4   $  (5.5)
Capital Expenditures:
 Specialty Service Tools         $   2.1   $   1.7      $   6.3   $   4.3
 SPX Credit Corporation              0.0       0.0          0.0       0.0
 Original Equipment Components       5.8       0.2         20.4       0.3
 Businesses sold in 1993             0.0       1.7          0.0       5.9
 General Corporate                   0.1       0.0          1.8       0.1
  Total                          $   8.0   $   3.6      $  28.5   $  10.6
Depreciation and Amortization:
 Specialty Service Tools         $   3.8   $   3.7      $  11.5   $  11.0
 SPX Credit Corporation              0.0       0.0          0.0       0.0
 Original Equipment Components       5.6       0.5         17.1       1.4
 Businesses sold in 1993             0.0       2.2          0.0       6.7
 General Corporate                   0.0       0.2          0.5       0.5
  Total                          $   9.4   $   6.6      $  29.1   $  19.6

                               September 30           December 31
                                  1994                    1993
Identifiable Assets:
 Specialty Service Tools         $ 403.0               $  383.3
 SPX Credit Corporation             83.1                   85.2
 Original Equipment Components     365.8                  343.8
 General Corporate                  91.0                  212.1
  Total                          $ 942.9               $1,024.4

Item  2.   Management's  Discussion and Analysis  of  Results  of
 Operations and Financial Condition

    The accompanying unaudited 1993 third quarter and nine months ending September 30, 1993 consolidated statements of income include the results of the Sealed Power Replacement division which was sold October 22, 1993, the results of the Truth division which was sold November 5, 1993, the company's 49% share of the earnings or losses of Sealed Power Technologies Limited Partnership ("SPT") accounted for on the equity basis, the losses of Sealed Power Technologies Limited Partnership Europe ("SP Europe"), and the acquisition and results of Allen Testproducts and Allen Group Leasing beginning with their acquisition on June 10, 1993. The 1994 consolidated statements of income reflect SPT and SP Europe in their entirety.

     For purposes of comparison, certain selected unaudited pro forma 1993 information is presented in the following discussion to enhance understanding. The unaudited pro forma 1993 information reflects the acquisition of Allen Testproducts and Allen Group Leasing and the related restructuring, the divestiture of the Sealed Power Replacement and Truth divisions, the acquisition of the remaining 51% of SPT, and the consolidation of SP Europe as if they had occurred as of January 1, 1993.

Third Quarter 1994 vs. Third Quarter 1993

    Revenues

    The following were revenues by business segment:

                                     Three months ended September 30,
                                        Historical         Pro Forma
                                     1994        1993        1993
                                         (dollars in millions)
    Specialty Service Tools....... $ 126.2     $ 119.8     $ 119.8
    SPX Credit Corporation........     3.2         3.3         3.3
    Original Equipment Components.   123.6         6.2       107.6
    Businesses sold in 1993.......     -          65.8         -
      Total....................... $ 253.0     $ 195.1     $ 230.7

     Total revenues for the third quarter of 1994 were up significantly over historical third quarter 1993 revenues due to the inclusion of SPT and SP Europe revenues in 1994 (SPT and SP Europe were consolidated as of December 31, 1993). Offsetting these increases in revenues was the loss of revenues of the Sealed Power Replacement and Truth divisions ("Businesses sold in
1993), which were sold in the fourth quarter of 1993.

     Third quarter 1994 revenues of Specialty Service Tools increased 5.3% over third quarter 1993 revenues. This increase was attributable to continued improvement in sales of aftermarket specialty service tools and strength in sales of dealer equipment and warranty tools, hand-held diagnostic testers, and high-pressure hydraulic specialty service tools. Sales of refrigerant recovery and recycling systems and engine diagnostic equipment were down slightly from 1993, which moderated the overall increase in revenues.

     Third quarter 1994 revenues of SPX Credit Corporation were approximately the same as the third quarter 1993.

     Third quarter 1994 revenues of Original Equipment Components increased 14.9% over pro forma third quarter 1993. This significant increase was the result of increased light vehicle production. The segment's aftermarket revenues also increased. Pro forma 1993 revenues reflect the revenues of SPT and SP Europe which were consolidated as of December 31, 1993.

    Gross Profit

    In the third quarter of 1994, gross profit was $65.5 million, or 25.9% of revenues. In the third quarter of 1993, gross profit was $65.3 million, or 33.5% of revenues. Due to the significant acquisition and divestiture activity of 1993, these figures are not comparable. Pro forma third quarter 1993 gross profit was $56.8 million, or 24.6% of revenues with the revenue mix influencing the comparable quarter comparisons.

    Selling, General and Administrative Expense ("SG&A")

     SG&A was $49.1 million, or 19.4% of revenues, in the third quarter of 1994 compared to $57.2 million, or 29.3% of revenues, in the third quarter of 1993. Due to the significant acquisition and divestiture activity in 1993, the figures are not comparable. Pro forma third quarter 1993 SG&A would have been $50.8 million, or 22.0% of revenues with strong revenue levels in 1994 contributing to the favorable quarterly percentage comparisons.

    Operating Income (loss)

     The following was operating income (loss) by business segment:

                                     Three months ended September 30,
                                       Historical          Pro Forma
                                     1994       1993          1993
                                         (dollars in millions)
    Specialty Service Tools.......  $  7.6     $ (28.7)    $ (25.3)
    SPX Credit Corporation........     1.7         1.7         1.7
    Original Equipment Components.    12.0         (.4)        4.9
    Businesses  sold  in 1993....      -           8.3         -
    General corporate expenses....    (5.0)       (3.9)       (4.5)
      Total.......................  $ 16.3     $ (23.0)    $ (23.2)

     Total operating income for the third quarter of 1994 was up significantly over historical third quarter 1993 operating loss due to the inclusion of SPT in 1994 (SPT and SP Europe were consolidated as of December 31, 1993). Offsetting these increases in operating income was the loss of operating income of the Sealed Power Replacement and Truth divisions, which were sold in the fourth quarter of 1993. The third quarter of 1993 included the $27.5 million restructuring charge associated with the combination of the Bear Automotive division with Allen Testproducts.

    Specialty Service Tool third quarter 1994 operating income of $7.6 million increased $5.4 million over pro forma third quarter 1993 operating income, excluding the restructuring charge. The increase was attributable to strong specialty tool programs. Pro forma third quarter 1993 operating income reflects the June 10, 1993 acquisition of Allen Testproducts and related cost reductions through the combination with the Bear Automotive division as if they had occurred at the beginning of 1993 and includes the $27.5 million restructuring charge associated with the combination of the Bear Automotive division with Allen Testproducts.

     Operating income of SPX Credit Corporation for the third quarter was comparable to the third quarter of 1993.

     Original Equipment Components third quarter 1994 operating income of $12.0 million increased $7.1 million over pro forma third quarter 1993 operating income. The increase was attributable to continued increases in customer demand in both the original equipment and aftermarket sectors. Pro forma third quarter 1993 operating income includes the operating results of SPT and SP Europe which were consolidated as of December 31, 1993.

    Interest Expense, net

     Third quarter 1994 interest expense, net was $10.6 million compared to $5.5 million in the third quarter of 1993. The increase was attributable to higher debt levels associated with the purchase of SPT and Allen Testproducts which were partially offset by proceeds from the divestitures of the Sealed Power Replacement and Truth divisions.

    Provision for Income Taxes

     The third quarter 1994 effective income tax rate was approximately 43.9% which reflects higher than anticipated losses at non U.S. subsidiaries that cannot be benefited for income tax purposes. As a result, the full year income tax rate is expected to approximate 40 to 41% with the third quarter rate increased to accommodate a portion of the necessary year to date increase.

First Nine Months of 1994 vs. First Nine Months of 1993

    Revenues

    The following were revenues by business segment:

                                     Nine months ended September 30,
                                        Historical        Pro Forma
                                      1994       1993        1993
                                          (dollars in millions)
    Specialty Service Tools....... $ 412.8     $ 364.0     $ 389.7
    SPX Credit Corporation........     9.8         5.6        12.4
    Original Equipment Components.   396.9        18.8       347.6
    Businesses sold in 1993.......     -         198.4         -
      Total....................... $ 819.5     $ 586.8     $ 749.7

     Total revenues for the first nine months of 1994 were up significantly over historical first nine months 1993 revenues due to the inclusion of SPT and SP Europe revenues in 1994 (SPT and SP Europe were consolidated as of December 31, 1993). Also effecting first nine months 1994 revenues was the inclusion of the revenues of Allen Testproducts and Allen Group Leasing (now called SPX Credit Corporation), whereas in 1993, the revenues of Allen Testproducts and Allen Group Leasing were not included until the June 10, 1993 acquisition. Offsetting these increases in revenues was the loss of revenues of the Sealed Power Replacement and Truth divisions ("Businesses sold in 1993), which were sold in the fourth quarter of 1993.

    First nine months of 1994 revenues of Specialty Service Tools increased 5.9% over pro forma first nine months of 1993 revenues. This increase was attributable to continued improvement in sales of aftermarket specialty service tools and strength in sales of dealer equipment and warranty tools, hand-held diagnostic testers, and high-pressure hydraulic specialty service tools. Sales of engine diagnostic equipment were down slightly from 1993, which moderated the overall increase in revenues. Pro forma first nine months of 1993 revenues reflect $25.7 million of Allen Testproducts revenues that are not included in the historical revenues, as that business was acquired at June 10, 1993.

     First nine months of 1994 revenues of SPX Credit Corporation were down $2.6 million from pro forma first nine months of 1993. The second quarter of 1993 included approximately $1.0 million of revenue on the sale of a $5.0 portfolio of leases to a third party. The first nine months of 1994 revenue level was reflective of levels of the last half of 1993, which include the combination of Allen Group Leasing with existing leasing activities.

     First nine months of 1994 revenues of Original Equipment Components increased 14.2% over pro forma first nine months of 1993. This significant increase was attributable to strong increases in sales to OEMs as production of new vehicles was up from 1993. The segment's aftermarket revenues also increased. Pro forma 1993 revenues reflect the revenues of SPT and SP Europe which were consolidated as of December 31, 1993.

    Gross Profit

     In the first nine months of 1994, gross profit was $209.9 million, or 25.6% of revenues. In the first nine months of 1993, gross profit was $193.5 million, or 33.0% of revenues. Due to the significant acquisition and divestiture activity of 1993, these figures are not comparable. Pro forma first nine months of 1993 gross profit was $192.5 million, or 25.7% of revenues with revenue mix influencing the comparable nine month comparisons.

    Selling, General and Administrative Expense ("SG&A")

     SG&A was $155.9 million, or 19.0% of revenues, in the first nine months of 1994 compared to $163.8 million, or 27.9% of revenues, in the first nine months of 1993. Due to the significant acquisition and divestiture activity in 1993, the figures are not comparable. Pro forma first nine months of 1993 SG&A would have been $162.6 million, or 21.7% of revenues with strong revenue levels in 1994 contributing to the favorable nine month comparisons.

    Operating Income (loss)

     The following was operating income (loss) by business segment:

                                       Nine months ended September 30,
                                        Historical          Pro Forma
                                      1994      1993          1993
                                           (dollars in millions)
    Specialty Service Tools....... $   23.4     $ (18.9)    $ (11.1)
    SPX Credit Corporation........      5.6         3.0         7.2
    Original Equipment Components.     37.9         (.2)       17.1
    Businesses sold in 1993.......      -          22.3         -
    General corporate expenses....    (14.5)      (11.7)      (13.5)
      Total....................... $   52.4     $  (5.5)    $   (.3)

     Total operating income for the first nine months of 1994 was up significantly over historical first nine months 1993 operating loss due to the inclusion of SPT in 1994 (SPT and SP Europe were consolidated as of December 31, 1993). Also effecting the first nine months of 1994 operating income was the inclusion of the operating results of Allen Testproducts and Allen Group Leasing (now called SPX Credit Corporation), whereas in 1993, operating results were not included until the June 10, 1993 acquisition. Offsetting these increases in operating income was the loss of operating income of the Sealed Power Replacement and Truth divisions, which were sold in the fourth quarter of 1993. The first nine months of 1993 includes the $27.5 million restructuring charge associated with the combination of the Bear Automotive division with Allen Testproducts.

     Specialty Service Tools first nine months of 1994 operating income of $23.4 million increased $7.0 million over pro forma first nine months of 1993 operating income, excluding the $27.5 million restructuring charge. The increase was attributable to strong specialty tool programs. Pro forma first nine months of 1993 operating income reflects the June 10, 1993 acquisition of Allen Testproducts and related cost reductions through the combination with the Bear Automotive division as if they had occurred at the beginning of 1993 and includes the $27.5 million restructuring charge associated with the combination of the Bear Automotive division with Allen Testproducts.

    Operating income of SPX Credit Corporation for the first nine months was down $1.6 million from pro forma first nine months of 1993, primarily resulting from a $.7 million gain recorded in 1993 from the sale of a $5 million lease portfolio.

     Original Equipment Components first nine months of 1994 operating income of $37.9 million increased $20.8 million over pro forma first nine months of 1993 operating income. The increase was attributable to continued increases in customer demand. Pro forma first nine months of 1993 operating income reflect the operating results of SPT and SP Europe which were actually consolidated as of December 31, 1993.

    Interest Expense, net

     First nine months of 1994 interest expense, net was $30.3 million compared to $13.7 million in the first nine months of 1993. The increase was attributable to higher debt levels associated with the purchase of SPT and Allen Testproducts which were partially offset by proceeds from the divestitures of the Sealed Power Replacement and Truth divisions.

    Provision for Income Taxes

     The first nine months of 1994 effective income tax rate was approximately 40.3% which reflects higher than anticipated losses at non U.S. subsidiaries that cannot be benefited for income tax purposes. As a result, the full year income tax rate is expected to approximate 40 to 41%.

    Cumulative Effect of Change in Accounting Methods, net of Tax

     In the first quarter of 1993, the company adopted new accounting for its Employee Stock Ownership Plan and adopted SFAS No. 106 - "Employers' Accounting for Postretirement Benefits
Other Than Pensions" for its then existing 49% share of SPT, resulting in a $31.8 million aftertax charge.

Liquidity and Financial Condition

     As a result of the company's acquisition activity in 1993, the company is more leveraged than in the past. This financial leverage requires the company to focus on cash flows to meet higher interest costs and to maintain dividends. Management believes that cash flows generated from operations and the credit arrangements established in the first six months of 1994 will be sufficient to supply the future funding needed by the company.

    Cash Flow

                                     Nine months ended September 30,
                                            1994           1993
                                               (in millions)
    Cash flow from:
      Operating activities......        $    22.3      $    35.1
      Investing activities......            (28.5)        (132.9)
      Financing activities......            (89.2)         105.9
       Net Cash Flow............        $   (95.4)     $     8.1

     Cash flow from operating activities was a $22.3 million inflow for the first nine months of 1994 compared to a $35.1 million inflow for the first nine months of 1993. Working capital levels at the end of the third quarter tend to be higher than the previous year end levels as higher revenue levels are experienced during the third quarter when compared to the fourth quarter. This was particularly the case with accounts receivable levels which were $13.9 million higher at September 30, 1994 compared to December 31, 1993. Also effecting first nine months 1994 cash flow from operating activities was an approximately $8 million payment to finalize the dispute with the Internal Revenue Service regarding the company's tax deferred treatment of the 1989 transaction in which several operating units were contrib uted to SPT and to finalize certain other tax matters related to the 1989 tax year. The first nine months of 1994 cash flow from operating activities also included the reduction of accrued liabilities, much of which was continued utilization of the Automotive Diagnostic restructuring reserve. During the first nine months of 1994, approximately $10.5 million of this reserve was utilized leaving a September 30, 1994 balance of approximately $4 million, which is required for remaining work force reductions and facility closing costs.

     Cash flow from investing activities in 1994 consists of capital expenditures. In addition to capital expenditures, 1993 cash flow from investing activities included $13.6 million of advances to SP Europe which was not consolidated until December 31, 1993 and $102 million for the June 10, 1993 purchase of Allen Testproducts and Allen Group Leasing from the Allen Group.

    First nine months of 1993 cash flow from financing activities consisted primarily of debt borrowings to finance the purchase of Allen Testproducts and Allen Group Leasing. The first nine months of 1994 cash flow from financing activities reflects the $39 million payment to Riken Corporation to acquire the additional 49% of SPT and payment of approximately $34 million of debt restructuring costs related to the new revolving credit agreement and the $260 million of senior subordinated notes.

     As of June 30, 1994, the company had substantially completed the expenditures to acquire the additional 51% of SPT and refinance its debt structure.

    Capitalization

                                             September 30,   December 31,
                                                  1994           1993
                                                     (in millions)
        Notes payable and current maturities
         of long-term debt.................. $   1.2         $  94.0
        Long-term debt......................   416.6           336.2
          Total debt........................ $ 417.8         $ 430.2
        Shareholders' equity................   160.4           145.4
        Total capitalization................ $ 578.2         $ 575.6
        Total debt to capitalization ratio..    72.3%           74.7%

      As of June 30, 1994, the company had completed its Refinancing Plan. In May, $260 million of 11 3/4% senior subordinated notes, due June 1, 2002 and redeemable after four years, were issued. In the first quarter, a $250 million revolving credit facility was obtained. This revolving credit facility's maximum credit availability was reduced to $225 million concurrent with the issuance of the notes. Proceeds from these new credit facilities and existing cash balances were used to extinguish most debt instruments existing at December 31, 1993 and to pay certain debt restructuring costs.

     At September 30, 1994, the following summarizes the debt outstanding (in millions):

    Senior subordinated notes           $    260.0
    Revolving credit facility                134.0
    Industrial revenues bonds                 15.2
    Other                                      8.6
      Total debt                        $    417.8

     At September 30, 1994, the maximum availability on the revolving credit facility would have been $91 million. Management believes that the additional availability is sufficient to meet operational cash requirements, working capital requirements and capital expenditures for 1994 and thereafter.

    The revolving credit agreement contains covenants which cover leverage, interest expense coverage, fixed charge coverage, dividends, capital expenditures, investments and transactions with affiliates. At September 30, 1994, the company was in compliance with all covenants. The following summarizes the September 30, 1994 status versus the more restrictive covenants:
(a) maintain a leverage ratio, as defined, of 78% or less, the company's leverage ratio was 73%, (b) maintain an interest expense coverage ratio, as defined, of 2.0 to 1.0 or greater, the company's interest expense coverage ratio was 2.69 to 1.0, and
(c) maintain a fixed charge coverage ratio, as defined, of 1.75 to 1.0 or greater, the company's fixed charge coverage ratio was
1.92 to 1.0.

    Capital Expenditures

     Capital expenditures for the first nine months of 1994  were
$28.5 million compared to $10.6 million in 1993.  Full year  1994
estimated  capital  expenditures  will  likely  approximate   $45
million.  1993 capital expenditures did not include SPT.

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


                                SPX CORPORATION
                                 (Registrant)



Date:   November  3, 1994                    By s/s Dale A. Johnson
                                                 Dale A. Johnson
                                                 Chairman and
                                                 Chief Executive Officer



Date:   November  3, 1994                    By s/s R. Budd Werner
                                                 R. Budd Werner
                                                 Vice President, Finance and
                                                 Chief Financial Officer