Form 10-K405
period 1994-12-31
SPX CORP
filed 1995-03-23
CIK 88205

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
     (Mark One)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO        .

     COMMISSION FILE NUMBER: 1-6948
                                SPX CORPORATION
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                       38-1016240
(State or other jurisdiction of                                      (I.R.S. Employer
incorporation or organization)                                       Identification No.)

700 TERRACE POINT DRIVE, MUSKEGON, MICHIGAN                          49443-3301
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:                  616-724-5000

Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                   WHICH REGISTERED
           -------------------               -------------------------

                 COMMON                      NEW YORK STOCK EXCHANGE
                                             PACIFIC STOCK EXCHANGE
 11 3/4% SENIOR SUBORDINATED NOTES, DUE      NEW YORK STOCK EXCHANGE
                   2002

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS. /X/

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.
                        $214,703,000 AS OF MARCH 1, 1995

                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                     14,078,896 SHARES AS OF MARCH 1, 1995

                            ------------------------

     DOCUMENTS INCORPORATED BY REFERENCE: REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING ON APRIL 26, 1995 IS INCORPORATED BY REFERENCE INTO PART III.

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     SPX Corporation ("SPX" or the "company") is a global participant in the design, manufacture and marketing of products for the motor vehicle industry. Its operations are focused on the markets for specialty service tools and equipment used in vehicular repair and maintenance, and original equipment components for the manufacture and repair of motor vehicles.

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

BUSINESS SEGMENTS

     The company is comprised of three business segments. Specialty Service Tools includes operations that design, manufacture and market a wide range of specialty service tools and diagnostic equipment primarily to the global motor vehicle industry. Original Equipment Components includes operations that design, manufacture and market component parts for light and heavy duty vehicle markets. SPX Credit Corporation, a lease financing operation, provides Specialty Service Tool customers with a leasing option for purchasing higher dollar value diagnostic testing, emission testing and wheel service equipment.

     The following table summarizes revenue by segment for the last three years. Revenues for 1994 are actual revenues for the company and its consolidated subsidiaries. Unaudited proforma revenues for 1993 and 1992 reflect the acquisition of Allen Testproducts and Allen Group Leasing, the divestiture of the Sealed Power Replacement and Truth divisions, the acquisition of Sealed Power Technologies Limited Partnership "SPT") and the consolidation of Sealed Power Technologies (Europe) Limited Partnership ("SP Europe") as if they had occurred at the beginning of the respective periods. Please refer to footnote 7 to the consolidated financial statements for further explanation of the 1993 and 1992 proforma revenues.

                                                                          PROFORMA
                                                               ------------------------------
                                                  1994             1993             1992
                                              -------------    -------------    -------------
                                                           (MILLIONS OF DOLLARS)
    Specialty Service Tools.................. $  550.6   50%   $  529.2   52%   $  606.2   58%
    Original Equipment Components............    529.3   49       458.8   46       420.0   40
    SPX Credit Corporation...................     12.8    1        15.7    2        16.7    2
                                              --------  ---    --------  ---    --------  ---
                                              $1,092.7  100%   $1,003.7  100%   $1,042.9  100%
                                              ========  ===    ========  ===    ========  ===

SPECIALTY SERVICE TOOLS

     Over the past 12 years, the company has made significant investments in the specialty service tool market. The company acquired Kent-Moore and Robinair in 1982, acquired OTC and Power Team in 1985, acquired VL Churchill (United Kingdom) in 1985, acquired Bear Automotive in 1988, created Dealer Equipment and Services in 1989, acquired Miller Special Tools in 1991 and acquired Allen Testproducts and Lowener (Germany) in 1993. The specialty service tool market continues to be a source of opportunity due to the increasing complexity of repairing motor vehicles. The company's acquisition of Allen Testproducts has enhanced its offering of electronic diagnostic products. Closely related to Specialty Service Tools, particularly electronic diagnostic and wheel service equipment, the company also acquired Allen Group Leasing in June of 1993. Now named SPX Credit Corporation, this lease financing operation provides customers with a leasing option when purchasing higher dollar specialty service equipment.

     The Specialty Service Tools segment includes six operating divisions that design, manufacture and market a wide range of specialty service tools and diagnostic equipment primarily to the worldwide motor vehicle industry. Approximately one-fourth of sales are to non-North American customers.

     The company competes with numerous companies which specialize in certain lines of its Specialty Service Tools. The company believes it is the world leader in offering specialty tool programs for automotive original equipment manufacturers' franchised dealer networks. The company is a major producer of electronic engine diagnostic equipment, emission testing equipment and wheel service equipment in North America and Europe. The key competitive factors influencing the sale of Specialty Service Tools are design expertise, timeliness of delivery, quality, service and price. Sales of specialty service tools essential to franchised dealers tend to vary with changes in vehicle design and the number of franchised dealers and are not directly dependent on the volume of vehicles that are produced by the original equipment manufacturers.

     Design of specialty service tools is critical to their functionality and generally requires close coordination with either the automotive original equipment manufacturers or with the ultimate users of the tools or instruments. These products are marketed as solutions to service problems and as aids to performance improvements. After the design is completed, the company manufactures, assembles or outsources these products. The company also markets a broad line of equipment of other manufacturers through franchised dealer equipment programs coordinated with certain motor vehicle original equipment manufacturers.

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

          Dealer Equipment and Services -- This division administers dealer equipment programs in North America and Europe for fourteen motor vehicle manufacturers, including General Motors, Saturn, Opel, Nissan, Toyota and Hyundai. Under the motor vehicle manufacturer's identity, the division supplies service equipment and support material to franchised dealers, develops and distributes equipment catalogues, and helps franchised dealers assess and meet their service equipment needs.

          The division's operations, which primarily distribute purchased products to customers, are located in the United States and Canada, the United Kingdom, Switzerland, Germany and Spain.

          Kent-Moore -- This division designs and markets specialty service tools and hand-held diagnostic products for the world's motor vehicle manufacturers.

          Franchised dealers use its products to do essential warranty and service work. Examples of products include specialty hand-held mechanical tools and specialty hand-held electronic diagnostic instruments.

          The division's technical product development and sales staff works closely with the original equipment manufacturers to design tools to meet the exacting needs of specialty repair work. Products are sold to franchised dealerships under both essential and general programs. Essential programs are those in which the OEM requires its franchised dealers to purchase and maintain the tools for warranty and service work.

          The division has manufacturing operations in the United States and Spain. Sales and marketing operations exist in the United States, Switzerland, the United Kingdom, Australia, Spain, and Brazil. The division also manages the company's 50% interest in JATEK, a Japanese company that markets specialty service tools and equipment in the Asia Pacific Rim.

          OTC -- The division designs, manufactures and markets a variety of specialty service tools and equipment that range from gear pullers to complex, hand-held electronic diagnostic equipment and related software. These products are based on customer needs and are marketed globally through automotive, agricultural, and construction equipment manufacturers to their franchised dealers. The division also has a strong aftermarket distribution system around the world. Products are marketed under brand names including OTC, VL Churchill, Lowener, and Miller Special Tools.

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

          Power Team -- The division is a leading producer and marketer of precision quality high-pressure hydraulic pumps, rams, valves, pullers and other equipment. The division markets these products through industrial distributors, its own sales force and independent agents. The sales and marketing effort is supported by a strong technical support staff as products must be designed to exacting specifications to meet the multitude of applications for these products. Approximately three-fourths of the division's sales are related to the motor vehicle service industry, while the balance of sales are made in non-transportation markets such as construction, aerospace and industrial maintenance.

          The division has sales, marketing and manufacturing operations in the United States. Additionally, sales and marketing offices are located in Australia, The Netherlands, and Singapore.

          The company is one of two major producers in this marketplace, which is also supplied by many niche companies.

          Robinair -- The division is a leading designer, manufacturer, and marketer of specialty tools and equipment for the service of stationary and mobile air conditioning and refrigeration systems. These specialty tools range from mechanical hand-held tools, vacuum pumps and recharging equipment and leak detection equipment to refrigerant recovery and recycling equipment. The division also manufactures and markets engine coolant recycling systems.

          Approximately one-third of the division's sales are to the stationary, or non-transportation, market which includes appliance, refrigeration, and non-vehicular air conditioning repair. The division's manufacturing facilities are located in the United States. Sales and marketing operations exist in the United States, Canada, the United Kingdom, Switzerland, Spain, and Australia.

ORIGINAL EQUIPMENT COMPONENTS

     During 1993, the company implemented its strategy to focus on its position as an original equipment component supplier. As of December 31, 1993, the purchase of Riken Corporation's 49% interest in SPT provided the company with control and ownership of SPT's four original equipment divisions. Combined with the company's Acutex division and its majority stake in SP Europe, the company has a broad range of products for both original equipment manufacturers and aftermarket customers. Each of the Original Equipment Components segment's operating divisions has achieved various OEM customer quality awards.

     The Original Equipment Components segment includes five operating divisions that design, manufacture and market component parts for light and heavy duty vehicle markets. The component parts for the light and heavy duty vehicle market are composed of two primary sectors: (i) the OEM sector and (ii) the vehicle maintenance and repair sector, the so-called replacement market or aftermarket. The U.S. -- Canadian -- European OEM sector is composed primarily of four classes of customers: (a) U.S. manufacturers, dominated by General Motors, Ford and Chrysler, but including other vehicle manufacturers such as Navistar International, John Deere and Mack Trucks; (b) foreign companies producing vehicles in North America and

Europe ("transplants"); (c) European vehicle manufacturers, sometimes sourcing the company's products through assemblies; and (d) vehicle manufacturers producing vehicles outside the U.S., Canada and Europe. Aftermarket customers include the service organizations of OEMs, automotive parts manufacturers and distributors and private brand distributors such as Federal-Mogul and Allied Signal.

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

     Aftermarket sales are tied to the age of vehicles in service and the need for replacement parts. Sales of products to the aftermarket historically have been less affected by general economic conditions than OEM sales since vehicle owners are more likely to repair vehicles than purchase new ones during recessionary periods.

     In its main product areas, the company competes with a small number of principal competitors (including the OEMs in certain product categories), some of which are larger in size and have greater financial resources than the company. Competitive factors influencing sales include quality, technology, service and price.

          Acutex -- This division produces solenoid valves and related assemblies for major vehicle and transmission manufacturers around the world. Acutex's proprietary solenoid valve products interface between the electronic signals of a vehicle's on-board computer and the vehicle's hydraulic systems. The company is using this technology in designing and manufacturing solenoid valves for electronically controlled automatic transmissions. The continued growth of electronically controlled automatic transmissions should increase the company's sales of solenoid valves.

          This division is also responsible for managing the company's 50% investment in RSV, a Japanese company that utilizes the company's technology to develop and manufacture solenoid valves for the Asia Pacific Rim.

          Contech -- This division produces precision aluminum, magnesium, and zinc die cast parts for automotive steering and air conditioning systems, and other assorted automotive/light truck uses. Primary products in this area include steering column parts, rack-and-pinion components and other castings such as components for air conditioning compressors, fuel systems, clutches, and transmissions. Approximately one-half of the castings are machined by the division prior to delivery to customers.

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

          Filtran -- This division is a leading producer of automatic transmission filters and other filter products and has a leading position in the U.S. and Canadian OEM market and aftermarket. A typical transmission filter product consists of a composite plastic/metal or all metal housing which contains a highly specialized non-woven felt, polymesh, or metal screen filter element designed to capture foreign particles.

          The division sells filters directly to the worldwide OEM market and aftermarket. Approximately two-thirds of sales are to the aftermarket which includes the OEM parts and service organizations as well as private brand manufacturers and assorted transmission rebuilders, repackagers, and "quick lube" shops.

          The division participates in the worldwide OEM market in two different methods. In Europe, the company's 50% owned joint venture, IBS Filtran, manufactures and distributes filters to OEM customers. In the Asian Pacific Rim, the division exports filters to OEM manufacturers in Japan, Korea and Australia.

          Hy-Lift -- This division is a domestic supplier of a variety of valve train components, including tappets, lash adjusters and roller rocker arms. Sales are made to both the domestic OEM market and the domestic aftermarket. Sales to the aftermarket, comprising approximately one-third of total sales, are made through several channels, including direct sales to the OEM parts and service organizations and sales to private brand customers.

          Sealed Power Division -- The division is the leading North American producer of automotive piston rings and among the largest independent producers of cylinder sleeves for automotive and heavy duty engines. The division also produces sealing rings for automatic transmissions.

          There is a continuing trend in the automotive industry to reduce the weight of vehicles, which increases gas mileage. This trend has resulted in the development of aluminum engine blocks which require cast iron cylinder sleeves. Automotive engine blocks made of cast iron do not require a cylinder sleeve. The division has been successful in obtaining contracts from the OEMs for these high volume automotive cylinder sleeve applications. In 1994, the division invested heavily in cylinder sleeve automated casting equipment and machining cells to support increases in customer demand for cylinder sleeves. The level of investment will continue into 1995.

          The division's products are purchased by both automotive/light truck and heavy duty engine OEMs. The division utilizes a technical sales force that works with OEM engine and transmission designers to provide high quality rings and cylinder sleeves.

          Approximately one-fourth of the division's sales are to the aftermarket. In addition to OEM parts and service organizations, the division supplies the aftermarket through private brand organizations, which sell the products under various private labels.

          SP Europe, like its North American counterpart, Sealed Power division, is a designer, producer and distributor of automotive piston rings and cylinder sleeves. Its sales are predominately to European OEMs and to the European aftermarket. SP Europe's primary European customers are VW, Federal-Mogul, Mahle, Kolbenschmidt, Alcan, Audi, Volvo and Mercedes Benz. SP Europe was created by the company in June of 1991 after acquiring the European piston ring and cylinder sleeve manufacturing business of TRW, Inc. In October of 1992, Mahle GmbH contributed its Spanish piston ring operation to SP Europe in exchange for a 30% ownership interest in SP Europe. The Sealed Power division has managed SP Europe since its inception.

          The division manages a 50% owned investment in Allied Ring Corporation, a U.S. joint venture with Riken, which manufactures and distributes piston rings primarily to foreign companies producing engines in North America ("transplants").

          The division is also responsible for managing the company's 40% equity investment in Promec, a Mexican company that manufactures and distributes piston rings and cylinder sleeves in Mexico.

SPX CREDIT CORPORATION

     This unit was created through the acquisition of Allen Group Leasing from the Allen Group in June of 1993. This business provides U.S. and Canadian customers, primarily of the Automotive Diagnostic division, with lease financing as an alternative for purchasing electronic diagnostic, emissions testing and wheel service equipment. Essentially all of the direct financing leases are with companies or individuals operating within the automotive repair industry and leases are five years in length or less.

INTERNATIONAL OPERATIONS

     The company has wholly owned operations located in Australia, Brazil, Canada, France, Germany, Italy, The Netherlands, Singapore, Spain, Switzerland and the United Kingdom. The company also has a 70% ownership in SP Europe, located in France, Germany and Spain.

     Additionally, the company has the following non U.S. equity investments:

          JATEK (50%). A Japanese company that sells various products into the Asia Pacific Rim market, including many of the company's specialty service tool products.

          RSV (50%). A Japanese company that utilizes the company's technology to develop and manufacture solenoid valves for the Asia Pacific Rim.

          Promec (40%). A Mexican company which, through its subsidiaries, manufactures and distributes piston ring and cylinder sleeve products in Mexico.

          IBS Filtran (50%). A German company that manufacturers and distributes automotive transmission filters to the European market.

     The company has a cross-licensing agreement for piston rings with Riken Corporation.

     The company's international operations are subject to the risk of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments and other risks attendant to the countries in which they are located.

     The company's total export sales, to both affiliated and unaffiliated customers, from the United States, were as follows (historical basis):

                                                                     1994      1993     1992
                                                                    ------    ------    -----
                                                                          (IN MILLIONS)
    Export sales:
      To unaffiliated customers..................................   $ 95.7    $ 74.4    $64.0
      To affiliated customers....................................     26.9      34.9     33.8
                                                                    ------    ------    -----
              Total..............................................   $122.6    $109.3    $97.8
                                                                    ======    ======    =====

     1993 and 1992 export sales do not include export sales of SPT as it was not consolidated until December 31, 1993. Historically, SPT's export sales were less than 10% of their total sales.

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

     The company expended approximately $26.4 million on research activities relating to the development and improvement of its products in 1994, $17.6 million in 1993 and $14.7 million in 1992. There was no customer sponsored research activity in these years. Research and development expenditures for 1993 and 1992 do not include SPT as it was not consolidated until December 31, 1993. SPT's research and development expenditures were $3.4 million in 1993 and $3.8 million in 1992.

PATENTS/TRADEMARKS

     The company owns numerous domestic and foreign patents covering a variety of its products and methods of manufacture and owns a number of registered trademarks. Although in the aggregate its patents and trademarks are of considerable importance in the operation of its businesses, the company does not consider any single patent or trademark to be of such material importance that its absence would adversely affect the company's ability to conduct its businesses as presently constituted.

RAW MATERIALS

     The company's manufactured products are made predominately from iron, steel, zinc, aluminum, magnesium, plastics and electronic components. These raw materials are generally purchased from multiple sources of supply and the company has not experienced any significant disruptions in its businesses due to shortages.

OTHER MATTERS

     At the end of 1994, the company's employment was 8,200 persons. Approximately one-third of the company's 4,700 U.S. production and maintenance employees are covered by collective bargaining agreements with various unions, which agreements expire at different times over the next several years. The company's collective bargaining agreement with Local 2074 of the International Brotherhood of Electrical Workers covering approximately 235 employees expires in May 1995. Management believes it has generally good relations with its employees and anticipates that all of its collective bargaining agreements will be extended or renegotiated in the ordinary course of business. Certain contracts with OEM customers require the company to build inventories of critical components prior to the expiration of collective bargaining agreements.

     Approximately 16% in 1994, 9% in 1993 and 13% in 1992 of the company's consolidated sales were made to General Motors Corporation and its various divisions, dealers and distributors. Approximately 12% in 1994, 2% in 1993 and 1% in 1992 of the company's consolidated sales were made to Ford Motor Company and its various divisions, dealers and distributors. Approximately 7% in 1994, 6% in 1993 and 2% in 1992 of the company's consolidated sales were made to Chrysler Corporation and its various divisions, dealers and distributors. No other customer or group of customers under common control accounted for more than 10% of consolidated sales for any of these years.

     On a proforma basis, approximately 17%, 10% and 8% of consolidated sales were to General Motors, Ford and Chrysler in 1993, respectively, and were approximately 19%, 8% and 4% of consolidated sales in 1992.

     The company does not believe that order backlog is a significant factor in the specialty service tools segment. Within the original equipment components segment, long term contracts and the related level of new vehicle production are significant to future sales.

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

ITEM 2. PROPERTIES

     UNITED STATES -- The principal properties used by the company for manufacturing, administration and warehousing consist of 49 separate facilities totaling approximately 3.9 million square feet. These facilities are located in Georgia, Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio, and Pennsylvania. All facilities are owned, except for 12, which are leased (all non manufacturing). These leased facilities aggregate 523,000 square feet and have an average lease term of 6 years.

     The company also has 36 distribution and service centers located throughout the United States for distribution and servicing of its Specialty Service Tools. These distribution and service centers aggregate 154,000 square feet and all are leased. No single distribution and service center is of material significance to the company's business.

     INTERNATIONAL -- The company owns approximately 157,000 square feet and leases approximately 735,000 square feet of manufacturing, administration and distribution facilities in Australia, Brazil, Canada, France, Germany, Italy, The Netherlands, Singapore, Spain, Switzerland and the United Kingdom.

     The company's properties used for manufacturing, administration and warehousing are adequate to meet its needs as of December 31, 1994. The company configures and maintains these facilities as required by their business use. At December 31, 1994, the company believes that it does not have significant excess capacity at any of its major facilities.

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

     During the first quarter of 1995, the company reached agreement to settle a dispute involving a non-core business sold in 1989. As of December 31, 1994, the company recorded a $2.1 million charge for this pending settlement. The company expects this agreement to resolve all issues pertaining to the sale of this business.

     The company's operations and properties are subject to federal, state and local regulatory requirements relating to environmental protection. It is the company's policy to comply fully with all such applicable requirements. As part of its effort to comply, management has established an ongoing internal compliance auditing program which has been in place since 1989. Based on current information, management believes that the company's operations are in substantial compliance with applicable environmental laws and regulations and the company is not aware of any violation that could have a material adverse effect on the business, financial conditions, results of operations, or cash flows of the company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the company's business or operations in the future.

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

     The company is involved as a potentially responsible party ("PRP") under the Comprehensive, Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, or similar state superfund statutes in eleven proceedings involving off-site waste disposal facilities. At six of these sites it has been established that the company is a de minimis contributor. A determination has not been made with respect to the remaining five sites, but the company believes that it will be found to be a de minimis contributor at two of them. Of the three remaining sites, remediation at one is nearing completion with minimal additional cost, another is approaching settlement with the Environmental Protection Agency with an expected cost to the company of approximately $150,000, and the final site is under investigation with an expected cost of approximately $200,000. Based on information available to the company, which in most cases includes estimates from PRPs and/or federal or state regulatory agencies for the investigation, clean up costs at those sites, and data related to the quantities and characteristics of materials generated at or shipped to each site, the company believes that the costs for each site are not material and in total the anticipated clean up costs of current PRP actions would not have material adverse effect on the company's business, financial condition, results of operations, or cash flows.

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

                                                                                     EXECUTIVE
                                                                                      OFFICER
           NAME AND AGE                                 OFFICE                         SINCE
- -----------------------------------   ------------------------------------------     ---------
Curtis T. Atkisson, Jr. (61).......   President, Chief Operating Officer                1991(1)
Roland Gerber (57).................   Group Vice President                              1989
Robert C. Huff (45)................   Treasurer                                         1994(2)
Dale A. Johnson (57)...............   Chairman, Chief Executive Officer                 1985
Stephen A. Lison (54)..............   Vice President, Human Resources                   1989
James M. Sheridan (54).............   Vice President, Administration and General
                                      Counsel                                           1976
William L. Trubeck (48)............   Senior Vice President, Finance and Chief
                                      Financial Officer                                 1994(3)
John D. Tyson (57).................   Vice President, Corporate Relations               1988
R. Budd Werner (63)................   Senior Vice President, Planning and
                                      Development                                       1981(4)
Albert A. Zagotta (60).............   Executive Vice President                          1994(5)

- ---------------

See page 58 for a complete list of all executive compensation plans and arrangements.

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

(2) Effective February 1994, Mr. Huff was elected Treasurer. From April 1989 through February of 1994, he was Vice President, Finance of SPT.

(3) Effective November 1994, Mr. Trubeck was elected Senior Vice President Finance, Chief Financial Officer. From June 1993 through October 1994, he served as Senior Vice President and Chief Financial Officer at Honeywell, Inc. From February 1991 through May 1993 he served as Chief Financial Officer at White & Case, a New York law firm. From March 1989 through October 1990 he served as Executive Vice President, Finance and Chief Financial Officer of NWA, Inc. and Northwest Airlines.

(4) Effective November 1994, Mr. Werner was elected Senior Vice President, Planning and Development. Prior to November 1994, he served as Vice President, Finance and Chief Financial Officer.

(5) Effective February 1994, Mr. Zagotta was elected Executive Vice President. From October 1991 through February 1994, he served as President and Chief Executive Officer of SPT. Prior to October 1991, he served as Vice President, General Manager of the Sealed Power Division.

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

     Set forth below are the high and low sales prices for the company's common stock as reported on the New York Stock Exchange composite transaction reporting system and dividends paid per share for each quarterly period during the past two years:

                                                                                   DIVIDENDS
                                                                 HIGH      LOW     PER SHARE
                                                                 -----    -----    ---------
        1994
          4th Quarter.........................................   $18 1/2  $14 1/8    $ .10
          3rd Quarter.........................................    18       15 1/8      .10
          2nd Quarter.........................................    16 3/4   13 7/8      .10
          1st Quarter.........................................    18       15 1/4      .10
        1993
          4th Quarter.........................................   $18 1/2  $15 1/4    $ .10
          3rd Quarter.........................................    18 7/8   15 3/8      .10
          2nd Quarter.........................................    17 7/8   15          .10
          1st Quarter.........................................    18 1/2   16 3/4      .10

     The approximate number of record holders of the company's Common Stock as of December 31, 1994 was 7,875.

     The company is subject to a number of restrictive covenants under various debt agreements. Please see Note 18 to the consolidated financial statements for further discussion.

     Future dividends will depend upon the earnings and financial condition of the company and other relevant factors. The revolving credit agreement includes a covenant that limits dividends. Please see Note 18 to the consolidated financial statements for further explanation. The company has no present intention to discontinue its dividend policy and believes that dividends will continue at current levels during 1995.

ITEM 6. SELECTED FINANCIAL DATA

                                             1994          1993         1992        1991        1990
                                           --------      --------      ------      ------      ------
                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues................................   $1,092.7      $  756.1      $801.2      $673.5      $708.2
Operating income (loss).................       64.8         (42.8)(1)    49.1       (11.9)(4)    40.8
Interest expense, net...................      (40.9)        (17.9)      (15.1)      (16.9)      (17.7)
Gain on sale of businesses..............         --         105.4          --          --          --
                                           --------      --------      ------      ------      ------
Income (loss) before income taxes.......       23.9          44.7        34.0       (28.8)       23.1
Income taxes............................       (9.8)        (29.5)      (13.4)        7.2        (8.8)
                                           --------      --------      ------      ------      ------
Income (loss) before cumulative effect
  of change in accounting methods and
  extraordinary loss....................   $   14.1      $   15.2      $ 20.6      $(21.6)     $ 14.3
Cumulative effect of change in
  accounting methods, net of taxes......         --         (31.8)(2)    (5.7)(2)      --          --
Extraordinary loss, net of taxes........         --         (24.0)(3)      --          --          --
                                           --------      --------      ------      ------      ------
Net income (loss).......................   $   14.1      $  (40.6)     $ 14.9      $(21.6)     $ 14.3
                                           ========      ========      ======      ======      ======
Per share of common stock:
Income (loss) before cumulative effect
  of change in accounting methods and
  extraordinary loss....................   $   1.10      $   1.20      $ 1.48      $(1.56)     $ 1.04
Cumulative effect of change in
  accounting methods, net of taxes......         --         (2.52)      (0.41)         --          --
Extraordinary loss, net of taxes........         --         (1.90)         --          --          --
                                           --------      --------      ------      ------      ------
Net income (loss).......................   $   1.10      $  (3.22)     $ 1.07      $(1.56)     $ 1.04
                                           ========      ========      ======      ======      ======
Weighted average number of common shares
  outstanding...........................       12.8          12.6        13.9        13.8        13.8
     Dividends paid.....................   $   0.40      $   0.40      $ 0.40      $ 0.70      $ 1.00
Other Financial Data:
  Working capital.......................   $  184.4      $  119.4      $182.2      $195.1      $249.8
  Total assets..........................      931.7       1,024.4       560.3       579.3       624.1
  Long-term debt........................      414.1         336.2       160.3       199.7       226.2
  Shareholders' equity..................      158.7         145.4       185.5       180.7       210.1
  Capital expenditures..................       48.5          15.1        20.4        19.4        26.7
  Depreciation and amortization.........       38.5          24.4        25.3        23.8        19.9

- ---------------
(1) Includes restructuring charge of $27.5 million; $18.5 million aftertax or $1.47 per share. Refer to Note 4 to the consolidated financial statements for explanation.

(2) Refer to Note 2 to the consolidated financial statements for explanation.

(3) Refer to Note 8 to the consolidated financial statements for explanation.

(4) Includes special charge of $18.2 million; $14.7 million aftertax or $1.06 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the company's consolidated financial statements and the related footnotes.

OVERVIEW

     During 1993, the company initiated several major transactions which increased its focus upon two primary core markets, specialty service tools and original equipment components for the motor vehicle industry. These transactions were as follows:

        -- Acquired the Allen Testproducts division and its related leasing subsidiary, Allen Group Leasing, from the Allen Group in June.

        -- Obtained full control of Sealed Power Technologies Limited
           Partnership ("SPT") and merged its operations into the company's Original Equipment Components segment.

        -- Divested two divisions, Sealed Power Replacement ("SPR") and Truth, which were no longer strategic in the company's core markets.

     As a result of these changes, the company's business is categorized into two primary segments, Specialty Service Tools and Original Equipment Components. Additionally, a lease financing segment, SPX Credit Corporation, supports the Specialty Service Tool segment. In the following discussion, references to "historical" information represent actual financial information derived from the company's audited consolidated financial statements. References to 1993 and 1992 "proforma" information are included in certain instances to enhance the comparative discussion. This proforma information refers to unaudited 1993 and 1992 proforma financial information and is based upon the assumption that the above transactions occurred as of the beginning of 1993 and 1992. Please refer to footnote 7 to the consolidated financial statements for further explanation of the unaudited proforma financial information.

     During the first half of 1994, the company completed its refinancing of virtually all debt that existed at the end of 1993. In March, the first portion of the refinancing was completed when the company closed a revolving credit facility with The First National Bank of Chicago, as agent for a syndication of banks. The revolving credit facility provides $225 million of borrowing capacity. At December 31, 1994, the company had available $90.6 million of unused borrowing capacity under its revolving credit facility. In May, the second portion of the refinancing was completed when the company issued $260 million of 11 3/4% senior subordinated notes, due 2002. Borrowings from the revolving credit facility and proceeds from the issuance of the senior subordinated notes were used to extinguish approximately $400 million (principal amount at December 31, 1993) of existing debt, pay early extinguishment costs on the old debt, and pay issuance costs on the revolving credit facility and the senior subordinated notes.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

CONSOLIDATED

                                                                          HISTORICAL
                                                                ------------------------------
                                                                  1994        1993       1992
                                                                --------    --------    ------
                                                                        (IN MILLIONS)
    Revenues:
      Specialty Service Tools.................................  $  550.6    $  503.6    $539.6
      Original Equipment Components...........................     529.3        26.6      15.2
      SPX Credit Corporation..................................      12.8         9.0        --
      Businesses sold in 1993.................................        --       216.9     246.4
                                                                --------    --------    ------
              Total...........................................  $1,092.7    $  756.1    $801.2
                                                                ========    ========    ======
    Operating income (loss):
      Specialty Service Tools.................................  $   29.4    $  (10.9)   $ 51.8
      Original Equipment Components...........................      48.0       (46.8)     (7.1)
      SPX Credit Corporation..................................       7.4         5.5        --
      Businesses sold in 1993.................................        --        25.2      22.4
      General Corporate expenses..............................     (20.0)      (13.3)    (16.8)
                                                                --------    --------    ------
              Total...........................................  $   64.8    $  (40.3)   $ 50.3
    Other expense (income), net...............................       0.0         2.5       1.3
    Interest expense, net.....................................      40.9        17.9      15.0
    (Gain) on sale of businesses..............................        --      (105.4)       --
                                                                --------    --------    ------
    Income before income taxes................................  $   23.9    $   44.7    $ 34.0
    Provision for income taxes................................       9.8        29.5      13.4
                                                                --------    --------    ------
    Income before cumulative effect of change in accounting
      methods and extraordinary loss..........................  $   14.1    $   15.2    $ 20.6
    Cumulative effect of change in accounting methods, net of
      taxes...................................................        --       (31.8)     (5.7)
    Extraordinary loss, net of taxes..........................        --       (24.0)       --
                                                                --------    --------    ------
    Net income (loss).........................................  $   14.1    $  (40.6)   $ 14.9
                                                                ========    ========    ======
    Capital expenditures......................................  $   48.5    $   15.1    $ 20.4
    Depreciation and amortization.............................      38.5        24.4      25.3
    Identifiable assets.......................................     931.7     1,024.4     560.3

     On pages 15 through 20, revenues, operating income (loss) and related items are discussed by segment. The following provides explanation of general corporate expenses and other consolidated items that are not allocated to the segments.

     General Corporate expense (SG&A) -- These expenses represent general unallocated expenses. Historical 1994 expenses increased over historical 1993 and 1992 primarily as a result of additional corporate expenses resulting from the consolidation of SPT. Historical 1993 also included favorable long term employee benefit adjustments.

     Other expense (income), net -- Represents expenses not included in the determination of operating results, including gains or losses on currency exchange, translation gains or losses due to translation of financial statements in highly inflationary countries, the fees incurred on the sale of accounts receivable under the company's accounts receivable securitization program, gains or losses on the sale of fixed assets and unusual non-operational gains or losses.

     1994 other expense (income), net included a $2.1 million charge for the pending settlement of a dispute regarding the sale of a non-core business in 1989. The impact of this charge was offset by favorable exchange gains, fixed asset disposals and royalties received from the previous sale of a business.

     Interest expense, net -- Historical 1994 interest expense, net was substantially higher than historical 1993 and 1992 due to the higher debt levels associated with the purchase of SPT and Allen Testproducts in 1993. The increase in debt levels was partially offset by the proceeds from the sales of the Sealed Power Replacement and Truth divisions in 1993.

     Gain on Sale of Businesses -- A $105.4 million pretax gain of the sale on the Sealed Power Replacement ($52.4 million) and the Truth ($53.0 million) divisions was recorded during the fourth quarter of 1993. The results of these units were included through their dates of divestiture, October 22, 1993 for Sealed Power Replacement and November 5, 1993 for Truth. The combined aftertax gain was $64.2 million.

     Provision (benefit) for income taxes -- The company's 1994 effective income rate of 41.0% exceeds the 35% U.S. federal income tax rate due primarily to (1) the effect of non deductible goodwill and intangibles amortization and (2) the net effect of not being able to tax benefit certain foreign losses because certain foreign operations are in net operating loss carryforward positions, utilizing certain foreign net operating loss carryforwards and differences in foreign tax rates. The 1993 effective income tax rate of 66% was high due to the inability to tax benefit the $21.5 million of SP Europe's equity losses as its foreign subsidiaries were in net operating loss carryforward positions, because certain items within the Automotive Diagnostics restructuring charge were not tax benefited, and because of the cumulative effect of adjusting net deferred tax liabilities for the change in the U.S. federal income tax rate from 34% to 35% in 1993. The 1992 rate of 39.5% reflected a normal effective income tax rate.

     Cumulative effect of change in accounting methods, net of taxes -- In 1993 and 1992, the company adopted three new accounting methods relating to its ESOP, postretirement benefits other than pensions, and income taxes. See Note 2 to the Consolidated Financial Statements for a detailed explanation of these changes.

     Extraordinary loss, net of taxes -- During the fourth quarter of 1993, the company decided to refinance both SPX and SPT debt. As a result, the company recorded an extraordinary charge of $37.0 million ($24.0 million aftertax) for costs associated with the early retirement of approximately $400 million (principal amount) of debt.

SPECIALTY SERVICE TOOLS

                                                       HISTORICAL                  PROFORMA
                                              ----------------------------     -----------------
                                               1994       1993       1992       1993       1992
                                              ------     ------     ------     ------     ------
                                                                (IN MILLIONS)
    Revenues..............................    $550.6     $503.6     $539.6     $529.2     $606.2
    Gross Profit..........................     181.3      165.1      190.3      183.4      231.3
      % of Revenues.......................      32.9%      32.8%      35.3%      34.7%      38.2%
    Selling, general & administrative ....     146.8      144.4      134.4      151.5      169.7
      % of Revenues.......................      26.7%      28.7%      24.9%      28.6%      28.0%
    Goodwill/intangible amortization .....       5.2        5.0        4.8        5.3        5.4
    (Earnings) from equity interests......       (.1)       (.9)       (.7)       (.9)       (.7)
    Restructuring charge..................                 27.5         --       27.5         --
                                              ------     ------     ------     ------     ------
    Operating income (loss)...............    $ 29.4     $(10.9)    $ 51.8     $   --     $ 56.9
                                              ======     ======     ======     ======     ======
    Capital expenditures..................    $ 10.6     $  7.5     $  6.8     $  7.5        N/A
    Depreciation and amort. ..............    $ 15.0     $ 14.5     $ 15.0     $ 14.8        N/A
    Identifiable assets...................    $397.9     $409.2     $347.8        N/A        N/A

  Revenues

     Historical 1994 revenues of Specialty Service Tools were up $47 million or 9.3% over historical 1993 revenues, principally due the inclusion of a full year of Allen Testproducts' revenues in 1994, whereas, 1993 included only seven months of revenues. Allen Testproducts was acquired in June of 1993. Historical 1994 revenues also increased over historical 1993 revenues due to overall improved revenues of specialty service tools, particularly dealer equipment programs and high pressure hydraulics. Historical 1992 revenues benefited from approximately $60 million of incremental sales of HFC134a refrigerant recovery and recycling systems to franchised automotive dealerships as many original equipment manufacturers required their dealerships to purchase this equipment.

     Historical 1994 revenues show general improvements over proforma 1993 and 1992 revenues (excluding the incremental $60 million of HFC134a recovery and recycling system sales from proforma 1992) due to the improvement in sales of essential tools, electronic hand-held diagnostics, mechanical tools, and hydraulic tools. These improved sales have been offset, however, by gradually declining sales of higher priced electronic diagnostic equipment.

  Gross Profit

     Historical 1994 gross profit as a percentage of revenues ("gross margin") of 32.9% was comparable to historical 1993 gross margin of 32.8%. The effect of stronger 1994 sales of dealer equipment programs (which carry gross margins of less than 15%) was offset by gross margin improvements in electronic diagnostic, gas emissions and wheel service equipment resulting from cost reductions associated with the 1993 combination of Bear Automotive and Allen Testproducts. Gross margin decreased from 35.3% in historical 1992 to 32.8% in historical 1993 primarily due to the higher margin refrigerant recovery and recycling equipment sold in 1992.

     Historical 1994 gross margin of 32.9% was less than proforma 1993 and 1992 gross margins of 34.7% and 38.2%. The decrease in 1994 was principally due to the higher portion of revenues represented by dealer equipment programs than in 1993 and 1992. Proforma 1992 gross margin was also significantly impacted by the higher margin refrigerant recovery and recycling system sales. Note that the proforma 1993 and 1992 gross margins include estimates of cost reductions from the combination of Bear Automotive and Allen Testproducts.

  Selling, General and Administrative Expense

     Historical SG&A was 26.7% of revenues in 1994 compared to 28.7% in 1993 and 24.9% in 1992. Historical 1994 SG&A as a percentage of revenues decreased from historical 1993 primarily as a result of increased dealer equipment program sales which have lower SG&A as a percentage of revenues and due to the impact of cost reductions achieved through the combination of Bear Automotive and Allen Testproducts. Historical 1993 SG&A as a percentage of revenues increased over historical 1992 SG&A due to the effect of the incremental refrigerant recovery and recycling system sales in 1992. Also, historical 1994 SG&A included a full year of Allen Testproducts' SG&A, whereas 1993 only included seven months and 1992 did not include any of Allen Testproducts SG&A. Allen Testproducts' SG&A as a percentage of revenues was higher than overall historical percentages.

     Historical 1994 SG&A as a percentage of revenues compares favorably to proforma 1993 and 1992 due to higher dealer equipment revenues in 1994 and due to general cost reductions. Note that the proforma 1993 and 1992 SG&A include estimates of cost reductions from the combination of Bear Automotive and Allen Testproducts.

  Goodwill/Intangible amortization

     Noncash goodwill and intangible amortization generally results from excess purchase price over fair value of assets in acquisition. The increase in 1994 amortization over historical 1993 and 1992 was the effect of additional goodwill recorded to acquire Allen Testproducts in June 1993.

  Earnings from Equity Interests

     Included in this segment are the equity earnings of JATEK, a 50% owned joint venture in Japan. JATEK's 1994 earnings were negatively impacted by economic conditions in the Far East, particularly Japan.

  Restructuring Charge

     In the third quarter of 1993, the company recorded a $27.5 million restructuring charge to combine the existing Bear Automotive division with Allen Testproducts into the new Automotive Diagnostics division. The restructuring charge included approximately $16.0 million for work force reductions and related costs. The combined businesses started with approximately 2,200 employees which was reduced to approximately 1,600 employees at the end of the reduction program (second quarter of 1994). The restructuring charge also included approximately $9.3 million of facility duplication and shutdown costs, including the writedown of excess assets of $4.2 million (non-cash). The remaining balance of the restructuring reserve at December 31, 1994 was $2.0 million and was principally required for payments to former employees and facility closing costs.

  Operating Income (Loss)

     Historical 1994 operating income of $29.4 million was up significantly over historical 1993 operating income of $16.6 million (excluding the $27.5 million restructuring charge). This improvement was attributable to increased revenues and associated gross profit levels, while holding SG&A at comparable levels to 1993. The cost reductions associated with the combination of Bear Automotive and Allen Testproducts contributed to achieving the SG&A levels in 1994. Historical 1993 operating income decreased from historical 1992 operating income primarily due to the incremental sales of refrigerant recovery and recycling systems in 1992.

     Historical 1994 operating income of $29.4 million was comparable to proforma 1993 operating income of $27.5 million (excluding the $27.5 million restructuring charge). Proforma 1992 operating income benefited significantly from the incremental sales of refrigerant recovery and recycling systems.

  Capital Expenditures

     Capital expenditures for 1994 of $10.6 million were approximately $3 million higher than in 1993 and 1992 due to incremental spending to improve manufacturing capability and systems to better support customers. Management estimates that annual capital expenditures of approximately $5 million are required to maintain the company's specialty service tool operations. 1995 capital expenditures are expected to approximate $10 million and will continue to improve the segments' productivity and customer support.

  Identifiable Assets

     Identifiable assets decreased in 1994 from 1993 levels as a result of inventory reductions and capital expenditures being less than depreciation and amortization. The company believes that additional working capital reductions, particularly inventory, are available and will continue to pursue programs to enhance working capital utilization.

ORIGINAL EQUIPMENT COMPONENTS:

                                                               HISTORICAL                PROFORMA
                                                       --------------------------    ----------------
                                                        1994      1993      1992      1993      1992
                                                       ------    ------    ------    ------    ------
                                                                       (IN MILLIONS)
Revenues............................................   $529.3    $ 26.6    $ 15.2    $458.8    $420.0
Gross Profit........................................     81.1       4.2      (2.1)     51.9      48.5
  % of Revenues.....................................     15.3%     15.8%    (13.5)%    11.3%     11.5%
Selling, general & administrative...................     35.3       1.9       1.7      36.9      31.7
  % of Revenues.....................................      6.7%      7.1%     11.2%      8.0%      7.5%
Goodwill/intangible amortization....................      2.6        --        --       1.5       1.5
Minority interest (income)..........................     (2.2)       --        --      (4.3)     (2.7)
(Earnings) from equity interests....................     (2.6)       .7        .9        .4        .2
SPT equity losses...................................       --      26.9       2.4        --        --
SP Europe equity losses.............................       --      21.5        --        --        --
                                                       ------    ------    ------    ------    ------
Operating income (loss).............................   $ 48.0    $(46.8)   $ (7.1)   $ 17.4    $ 17.8
                                                       ======    ======    ======    ======    ======
Capital expenditures................................   $ 35.9    $  1.0    $  3.9    $ 23.0       N/A
Depreciation and amort..............................   $ 23.0    $  1.8    $  1.5    $ 23.1       N/A
Identifiable assets.................................   $367.9    $343.8    $ 21.8       N/A       N/A

  Revenues

     Revenues for historical 1994 were up significantly over historical 1993 and 1992 revenues due to the inclusion of SPT and SP Europe revenues in 1994 (SPT and SP Europe were consolidated as of December 31, 1993). Historical 1993 and 1992 revenues include the company's solenoid valve operation which has been expanding as more automotive transmissions are incorporating the company's solenoid valve.

     Historical 1994 revenues were up significantly over proforma 1993 and 1992 revenues (which include SPT and SP Europe). The significant increase was attributable to strong increases in sales to original equipment manufacturers as vehicle production increased significantly in 1993 and 1994. Revenues from sales to aftermarket customers also increased in 1993 and 1994.

  Gross Profit

     Historical 1994 gross profit as a percentage of revenues ("gross margin") was not comparable to historical 1993 and 1992 gross margins as 1994 includes SPT and SP Europe while historical 1993 and 1992 do not include SPT and SP Europe.

     Historical 1994 gross margin of 15.3% was significantly higher than proforma 1993 and 1992 gross margins of 11.3% and 11.5%. The primary reason for this increase was the significant increase in production volumes and productivity associated with the higher revenues. Proforma 1993 gross margin was negatively impacted by $5 million or 1.1% of revenues due to costs relating to a strike at a foundry, costs associated with closing that foundry and an adjustment to writedown manufacturing assets used in the production of a product line that was discontinued. Proforma 1992 gross margin was negatively impacted by start-up expenses at a new die-casting facility.

  Selling, General, & Administrative Expense

     Historical 1994 selling, general and administrative expense was not comparable to historical 1993 and 1992 SG&A as 1994 includes SPT and SP Europe while historical 1993 and 1992 do not include SPT and SP Europe.

     Historical 1994 SG&A as a percentage of revenues decreased from proforma 1993 and 1992 levels due primarily to the increased revenues. Proforma 1993 SG&A was also higher due to costs incurred to downsize and reconfigure operations of SP Europe.

  Goodwill and Intangible Amortization

     Historical 1994 goodwill and intangible amortization was a result of the excess purchase price over fair value of the assets recorded upon the acquisition of 51% of SPT at the end of 1993.

  Minority Interest (Income)

     Historical 1994 results reflect the 30% partners' minority interest in SP Europe. SP Europe incurred a significant loss in 1994 and proforma 1993 and 1992. The company has substantially reconfigured SP Europe's operations by implementing many cost reductions and productivity enhancements. Management believes that the recovering European vehicle production market, when combined with these cost reductions and productivity enhancements, will reduce operating losses in the next few years.

  Earnings from Equity Interests

     Earnings from equity interests include the company's equity share of earnings or losses in RSV, Promec, IBS Filtran and Allied Ring Corporation ("ARC"). Promec, IBS Filtran and ARC interests were acquired as part of the company's purchase of 51% of SPT at the end of 1993. Through the end of 1993, RSV, IBS Filtran and ARC were in various stages of development and were incurring losses. In 1994, IBS Filtran and ARC generated operating profits. RSV continues in the development phase of operations.

  SPT Equity Losses and SP Europe Equity Losses

     SPT and SP Europe were consolidated as of December 31, 1993. These amounts reflect the company's equity losses in these units prior to the consolidation.

  Operating Income (Loss)

     Historical 1994 operating income was not comparable to historical 1993 and 1992 operating income (loss) as 1994 includes SPT and SP Europe while historical 1993 and 1992 do not include SPT and SP Europe.

     Historical 1994 operating income exceeds proforma 1993 and 1992 operating income principally from the significant increase in revenues. Additionally, cost reduction efforts, including the charges in proforma 1993 to writeoff nonproductive capacity, have benefited 1994. Cost reductions and revenue improvements continued at SP Europe which reduced the losses from proforma 1993 and 1992 levels.

  Capital Expenditures

     Capital expenditures for 1994 of $35.9 million were approximately $12 million higher than in proforma 1993 due to the purchase of an additional solenoid valve assembly line, additional die-casting capacity for high strength heat treated aluminum die-castings for air bag steering columns, additional hydraulic lash adjuster capacity, significant additional automated cylinder sleeve casting and machining capacity to meet the demand for aluminum block engines and productivity enhancing equipment. Management estimates that annual capital expenditures of approximately $15 million are required to maintain the company's original equipment component operations. 1995 capital expenditures are expected to approximate $30 million and will be focused upon new business opportunities and productivity enhancements.

  Identifiable Assets

     Identifiable assets increased approximately $24 million over 1993 due to increases in accounts receivable and property, plant and equipment. The increase in accounts receivable was due to much higher revenue activity in the fourth quarter of 1994 when compared to the fourth quarter of 1993. The increase in property, plant and equipment was the result of significant capital expenditures in 1994 as discussed above.

SPX CREDIT CORPORATION:

                                                             HISTORICAL            PROFORMA
                                                       ----------------------    ------------
                                                       1994     1993     1992    1993    1992
                                                       -----    -----    ----    ----    ----
                                                                   (IN MILLIONS)
    Revenues........................................   $12.8    $ 9.0    $ --    $15.7   $16.7
    Operating income................................     7.4      5.5      --      9.7    12.0
    Identifiable assets.............................    84.0     85.2      --      N/A     N/A

     SPX Credit Corporation provides leasing alternatives to customers purchasing higher dollar electronic diagnostic, gas emissions and wheel service equipment. This operation was formed as a part of the acquisition of Allen Group Leasing in June of 1993. Revenues represent lease finance income using the direct financing method of accounting for leases. 1994 revenues are higher than 1993 as 1993 reflects only seven months of activity. 1994 revenues are lower than proforma 1993 and 1992 as those years included higher leasing levels and included gains on the sale of portions of the lease portfolio to third parties. Since the acquisition of Allen Group Leasing in June 1993, the company has not sold any leases to third parties.

     Operating income does not include any interest expense. The comparative level of operating income is reflective of the size of the lease portfolio and operating expenses have been relatively constant between years.

BUSINESSES SOLD IN 1993:

                                                                           HISTORICAL
                                                                    ------------------------
                                                                    1994     1993      1992
                                                                    ----    ------    ------
                                                                         (IN MILLIONS)
    Revenues.....................................................   $ --    $216.9    $246.4
    Operating income.............................................     --      25.2      22.4
    Capital expenditures.........................................     --       6.4       9.6
    Depreciation and amort.......................................     --       7.5       8.4
    Identifiable assets..........................................     --        --     110.5

     Businesses sold in the fourth quarter of 1993, SPR and Truth, are summarized here. During the fourth quarter of 1993, the company recorded a $105.4 million pretax gain on the sale of these businesses. The results of these operations are included in the consolidated results of operations through their dates of divestiture.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     General Business Conditions -- The company operates within the motor vehicle industry and future results may be affected by a number of factors including industry conditions, economic conditions in principally the U.S. and Europe, and the economic strength of motor vehicle dealerships. The majority of the company's revenues are not subject to seasonal variation. Revenues within the Original Equipment Component segment are predominantly dependent upon domestic and foreign motor vehicle production which is cyclical and dependent on general economic conditions and other factors. Revenues within the Specialty Service Tool segment are dependent upon new vehicle introductions and the general economic status of motor vehicle dealerships and aftermarket maintenance facilities. These factors can, therefore, affect the company's working capital requirements. However, as the company receives production forecasts from original equipment manufacturers and is knowledgeable about new vehicle introductions, it is able to anticipate and manage these requirements.

     Impact of the Clean Air Act and Other Environmental Regulations -- Recent laws to limit the discharge of environmentally harmful substances from motor vehicles have brought many new opportunities for the company. For example, the company has been a leader in the production of equipment for recycling and recovery of refrigerants. The requirement of the Federal Clean Air Act for enhanced testing of motor vehicle emissions within certain states has also provided the company with an excellent opportunity for sales of equipment used to repair vehicles that fail a state emissions inspection. Anticipated demand for those products must, however, be tempered by the possibility of substantial delays in implementation of individual state inspection programs. Additionally, should the U.S. Congress choose to amend the applicable provisions of the Clean Air Act, or the states choose to revoke plans for vehicle emissions inspections, the incremental benefit of these sales of emissions testing equipment could be significantly impacted.

     Historically, the company has obtained significant sales from refrigerant recovery and recycling systems, electronic diagnostic equipment and gas emissions equipment that were generally driven by such regulations. The company believes that recent delays in implementing Federally mandated emissions testing programs could represent a threat to the future incremental profitability or growth of the business. However, assuming the programs proceed as currently announced, the company believes it will share in this market, the total value of which is estimated to be approximately $1 billion over the next four to five years.

     Equity Offering -- The company continuously reviews its capital structure and is considering accessing the equity market for additional capital stock when financial market conditions are appropriate. This would favorably impact the company's capital structure and enhance financial flexibility. As of this filing, no date or number of shares has been established for such action.

     Financial Leverage of the Company -- As a result of the 1993 acquisition activity and the refinancing completed in 1994, the company is highly leveraged with indebtedness. Should economic and general business conditions deteriorate and impact the company's business activity, thereby creating increased borrowing costs, the company might not be able to adequately service its indebtedness or maintain current dividend levels.

     Impact of Inflation -- The company believes that inflation has not had a significant impact on operations during the period 1992 through 1994 in any of the countries in which the company operates.

     Acquisitions and Divestitures -- After the acquisition and divestiture activity in 1993, management does not foresee any significant acquisitions at this time. Flexibility is available under the company's new revolving credit facility to allow for strategically oriented acquisitions to directly complement the company's existing businesses. The company does continue to review such opportunities.

     SP Europe -- SP Europe has sustained significant operating losses since its creation in 1991. The company has invested in productivity enhancements and cost reductions and believes that the business is positioned to generate profits in the future. The European motor vehicle industry has also been depressed over the past several years, but is now recovering. Additionally, the company's 30% partner in SP Europe is currently studying its future participation in the business and will decide its extent of participation by the third quarter of 1995. Should the partner choose to limit its participation, the company could be required to recognize a portion of losses previously attributed to the partner. These losses are currently included as "Minority Interest" in the equity section of the consolidated balance sheets.

     Automotive Diagnostics Goodwill -- At December 31, 1994, $71.3 million of goodwill relates to the Automotive Diagnostics division (which is composed of Bear Automotive and Allen Testproducts, which was acquired in 1993). This division has incurred significant operating losses in 1994 and in prior years. The company projects that, in the near future, the cost savings, market synergies and other factors which, in part, will be realized from the Bear Automotive and Allen Testproducts combination will result in non-discounted operating income sufficient to exceed goodwill amortization. However, should such projections require downward revision based on changed events or circumstances, this division's goodwill may require writedown. Although having no cash flow impact, the resulting charge, if any, could materially reduce the company's future reported results of operations and shareholders' equity. At this time, based upon present information, projections and strategic plans, the company has concluded that there has been no permanent impairment of the Automotive Diagnostic division's tangible or intangible assets.

     Environmental -- The company's operations and properties are subject to federal, state and local regulatory requirements relating to environmental protection. It is the company's policy to comply fully with all such applicable requirements. As part of its effort to comply, management has established an ongoing internal compliance auditing program which has been in place since 1989. Based on current information, management believes that the company's operations are in substantial compliance with applicable environmental laws and regulations and the company is not aware of any violation that could have a material adverse effect on the business, financial conditions, or results of operations of the company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the company's business or operations in the future. See Note 17 of the consolidated financial statements for further discussion.

     Actuarial Discount Rate -- At year end 1994, the company increased the discount rate used for computation of pension and other postretirement benefits to 8.25% from the previous 7.5%. This assumption change had no effect on 1994 results of operations, but will decrease expense in the future. The company does not expect the decrease to be material as certain other actuarial assumptions, including salary growth and medical trend rates, were also modified to reflect current experience. The future discount rate is subject to change as long term interest rates and other factors warrant.

     Foreign Net Operating Loss Carryforwards -- The company has foreign net operating loss carryforwards ("NOLs") of approximately $37.1 million as of December 31, 1994. These NOLs are available to offset applicable future foreign taxable income and predominately expire in years after 1996. These NOLs have been fully reserved in the valuation allowance due to uncertainty regarding the ability to utilize these tax assets.

     Accounting Pronouncements -- As of the beginning of 1994, the company adopted Statement of Financial Accounting Standards, No. 112, "Employers' Accounting for Postemployment Benefits". This standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. The company's analysis is that the provisions of this statement are not material to its financial position or results of operations.

LIQUIDITY AND FINANCIAL CONDITION

     The company's liquidity needs arise primarily from capital investment in new equipment, funding working capital requirements and to meet interest costs.

     As a result of the acquisition and divestiture activity in 1993, the company is highly leveraged. This financial leverage will require management to focus on cash flows to meet higher interest costs and to maintain dividends. Management believes that operations and the credit arrangements established in 1994 will be sufficient to supply 1995 funds needed by the company.

     Management believes that improvements to operations accomplished in 1993, coupled with completion of other cost reduction activities begun in 1993 and continuing into 1994 and thereafter, will significantly improve the cash flows of the company.

  Cash Flow

                                                                             YEAR
                                                                  ---------------------------
                                                                   1994       1993      1992
                                                                  -------    ------    ------
                                                                         (IN MILLIONS)
    Cash flows from operating activities.......................   $  35.8    $ 25.3    $ 67.5
    Cash flows from investing activities.......................     (85.0)     44.3     (24.9)
    Cash flows from financing activities.......................     (55.8)     38.9     (43.2)
    Effect of exchange rate changes............................      (3.0)      (.4)      (.8)
                                                                  -------    ------    ------
         Net cash flow.........................................   $(108.0)   $108.1    $ (1.4)
                                                                  =======    ======    ======

     1994 operating cash flow was positively impacted by the improved operating income, inventory reductions of $10.7 million principally from inventory consolidation at Automotive Diagnostics, and significantly higher accounts payable levels due to year-end purchasing activity (particularly capital expenditures). 1994 operating cash flow was reduced due to the $7 million (including interest) settlement with the U.S. Internal Revenue Service to resolve a dispute regarding the company's tax deferred treatment of the 1989 transaction in which several operating units were contributed to SPT. 1994 operating cash flow was also reduced due to cash outflows related to the restructuring combination of Bear Automotive and Allen Testproducts ($12.5 million).

     1994 cash flows from investing activities reflect high capital expenditures and the payment to Riken to purchase the additional ownership of SPT. The capital expenditure level was anticipated as significant investments were made to expand manufacturing capacity, including cylinder sleeves, die-casting, and other new business opportunities. 1995 capital expenditures are planned to approximate $40 million as the company continues its capacity expansion and productivity improvements. 1993 cash flows from investing activities reflect the net proceeds from the divestiture of SPR and Truth of approximately $189 million and purchase of Allen Testproducts and Allen Group Leasing for approximately $102 million. In addition, 1993 includes $19.9 million of advances to SP Europe prior to it being consolidated into the balance sheet.

     1994 cash flows from financing activities reflect the changes in the company's debt structure resulting from the debt refinancing that occurred in the first half of 1994. The overall net reduction of debt, $16.5 million, as well as the payments made for the costs of debt restructuring, were accomplished utilizing December 31, 1993 cash balances.

     The resulting $108 million in 1994 cash outflow is reflected by the reduction of the year-end cash and temporary investment balance.

  Capitalization

                                                                          DECEMBER 31
                                                                 -----------------------------
                                                                      ACTUAL
                                                                 ----------------    PROFORMA
                                                                  1994      1993       1993
                                                                 ------    ------    ---------
                                                                         (IN MILLIONS)
    Notes payable and current maturities of long-term debt....   $  1.1    $ 94.0     $   0.0
    Long-term debt............................................    414.1     336.2       410.2
                                                                 ------    ------    --------
              Total Debt......................................   $415.2    $430.2     $ 410.2
    Shareholders' equity......................................    158.7     145.4       145.4
                                                                 ------    ------    --------
    Total Capitalization......................................   $573.9    $575.6     $ 555.6
                                                                 ======    ======     =======
    Total debt to capitalization ratio........................     72.3%     74.7%       73.8%

     At December 31, 1994, the company's total debt was comprised primarily of borrowings on its $225 million revolving credit facility obtained in March of 1994 and its $260 million of 11 3/4% senior subordinated notes issued during the second quarter of 1994. Virtually all debt outstanding at the end of 1993 was extinguished during the first six months of 1994. At December 31, 1994, the weighted average interest rate on outstanding revolving credit borrowing was 6.89%. The company has two interest rate cap agreements which limit the interest rate to 8.0% on $75 million of revolving credit borrowings. These agreements expire in 1996.

     As of December 31, 1994, the following summarizes the debt outstanding and unused credit availability:

                                                          TOTAL         AMOUNT       UNUSED CREDIT
                                                        COMMITMENT    OUTSTANDING    AVAILABILITY
                                                        ----------    -----------    -------------
                                                                      (IN MILLIONS)
    Revolving credit.................................     $225.0        $ 125.0          $83.9(a)
    Swingline loan facility..........................        5.0             --            5.0
    Senior Subordinated Notes........................      260.0          260.0             --
    Industrial Revenue Bonds.........................       15.1           15.1             --
    Other............................................       16.8           15.1            1.7
                                                          ------        -------          -----
              Total..................................     $521.9        $ 415.2          $90.6
                                                          ======        =======          =====

- ---------------
(a) Decreased by $16.1 million of facility letters of credit outstanding at December 31, 1994 which reduce the unused credit availability.

     At December 31, 1994, the company was in compliance with all restrictive covenants contained in the revolving credit agreement and the senior subordinated note indenture. Under the most restrictive of these covenants, the company is required to:

     - Maintain a leverage ratio, as defined, of 78% in 1994, declining on a graduated scale to 65% in 1999. The leverage ratio at December 31, 1994 was 74%.

     - Maintain an interest expense coverage ratio, as defined, of 2:1 or greater in 1994 rising on a graduated scale to 3.5:1 or greater in 1998 and thereafter. The interest expense coverage ratio at December 31, 1994 was 2.5:1.

     - Maintain a fixed charge coverage ratio, as defined, of 1.75:1 or greater in 1994 and 1995, and 2:1 or greater thereafter. The fixed charge coverage ratio at December 31, 1994 was 1.84:1.

     - Limit dividends to $8 million for the five quarters starting with the first quarter of 1994, and 10% of operating income plus depreciation and amortization (EBITDA) thereafter. Dividends for the four quarters ending December 31, 1994 were $5.1 million.

     Covenants also limit capital expenditures, investments and transactions with affiliates.

     Management believes that the unused credit availability is sufficient to meet operating cash needs including working capital requirements and capital expenditures planned for 1995. Aggregate future maturities of total debt are not material for 1995 through 1998 (see Note 18 to the consolidated financial statements). In 1999, the revolving credit agreement expires and borrowings on the revolver would become due, however, management believes that the revolving credit agreement would likely be extended or that alternate financing will be available to the company.

ITEM 8.

                        SPX CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

Report of Independent Public Accountants..............................................     26
Consolidated Financial Statements --
  Consolidated Balance Sheets -- December 31, 1994 and 1993...........................     27
  Consolidated Statements of Income for the three years ended December 31, 1994.......     28
  Consolidated Statements of Shareholders' Equity for the three years ended December
     31, 1994.........................................................................     29
  Consolidated Statements of Cash Flows for the three years ended December 31, 1994...     30
  Notes to Consolidated Financial Statements..........................................     31
Schedules omitted
  No schedules are submitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of SPX Corporation:

     We have audited the accompanying consolidated balance sheets of SPX CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPX Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in note 2 to the consolidated financial statements, effective January 1, 1993, the company changed its method of Employee Stock Ownership Plan
(ESOP) accounting and Sealed Power Technologies Limited Partnership changed its method of accounting for postretirement benefits other than pensions and effective January 1, 1992, the company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.

                                            ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 8, 1995.

                        SPX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                         ----------------------
                                                                           1994         1993
                                                                         --------    ----------
                                                                         (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
  Cash and temporary investments......................................   $  9,859    $  117,843
  Receivables (Note 10)...............................................    128,544       123,081
  Lease finance receivables -- current portion (Note 22)..............     35,026        33,834
  Inventories (Note 11)...............................................    151,821       159,223
  Deferred income tax asset and refunds (Note 12).....................     55,843        54,489
  Prepaid and other current assets....................................     25,188        29,726
                                                                         --------    ----------
       Total current assets...........................................   $406,281    $  518,196
INVESTMENTS (Note 13).................................................     16,363        13,446
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 14)......................   $408,365    $  367,832
  Less: Accumulated depreciation......................................    193,512       169,687
                                                                         --------    ----------
     Net property, plant and equipment................................   $214,853    $  198,145
OTHER ASSETS..........................................................     47,979        39,452
LEASE FINANCE RECEIVABLES -- LONG-TERM (Note 22)......................     47,042        51,013
COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED (Note 15)........    199,145       204,149
                                                                         --------    ----------
TOTAL ASSETS..........................................................   $931,663    $1,024,401
                                                                         ========    ==========
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt (Note 18)....   $  1,133    $   93,975
  Accounts payable....................................................     83,278        62,968
  Accrued liabilities (Note 16).......................................    134,361       229,998
  Income taxes payable (Note 12)......................................      3,100        11,864
                                                                         --------    ----------
       Total current liabilities......................................   $221,872    $  398,805
LONG-TERM LIABILITIES (Note 9)........................................    120,641       123,235
DEFERRED INCOME TAXES (Note 12).......................................     16,376        20,787
COMMITMENTS AND CONTINGENCIES (Note 17)...............................         --            --
LONG-TERM DEBT (Note 18)..............................................    414,082       336,187
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, authorized 3,000,000 shares; no
     shares issued (Note 21)..........................................         --            --
  Common stock, $10 par value, authorized 50,000,000 shares; issued
     15,647,799 in 1994 and 15,555,835 in 1993 (Note 21)..............    156,478       155,558
  Paid in capital.....................................................     58,072        58,926
  Retained earnings...................................................     29,411        20,282
                                                                         --------    ----------
                                                                         $243,961    $  234,766
  Less: Common stock held in treasury (Note 21).......................     50,000        50,000
          Unearned compensation -- ESOP (Note 9)......................     31,073        35,900
          Minority interest (Note 13).................................      3,278         1,080
          Cumulative translation adjustments..........................        918         2,399
                                                                         --------    ----------
       Total shareholders' equity.....................................   $158,692    $  145,387
                                                                         --------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................   $931,663    $1,024,401
                                                                         ========    ==========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31
                                                           -------------------------------------
                                                              1994          1993          1992
                                                           ----------     ---------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
REVENUES (Note 3).......................................   $1,092,747     $ 756,145     $801,169
COSTS AND EXPENSES:
  Cost of products sold.................................      817,505       508,032      533,169
  Selling, general and administrative...................      207,548       207,607      209,945
  Goodwill/intangibles amortization.....................        7,767         5,168        5,149
  Minority interest (income)............................       (2,198)           --           --
  Earnings from equity interests........................       (2,692)         (178)         162
  Restructuring charge (Note 4).........................           --        27,500           --
  SPT equity losses (Note 5)............................           --        26,845        2,407
  SP Europe equity loss (Note 13).......................           --        21,500           --
                                                           ----------     ---------     --------
OPERATING INCOME (LOSS).................................   $   64,817     $ (40,329)    $ 50,337
  Other expense (income), net...........................           32         2,534        1,283
  Interest expense, net.................................       40,885        17,882       15,061
  (Gain) on sale of businesses (Note 6).................           --      (105,400)          --
                                                           ----------     ---------     --------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING METHODS AND EXTRAORDINARY
  LOSS..................................................   $   23,900     $  44,655     $ 33,993
PROVISION FOR INCOME TAXES (Note 12)....................        9,800        29,455       13,433
                                                           ----------     ---------     --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING METHODS AND EXTRAORDINARY LOSS.............   $   14,100     $  15,200     $ 20,560
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHODS, NET
  OF TAXES (Note 2).....................................           --       (31,800)      (5,700)
EXTRAORDINARY LOSS, NET OF TAXES (Note 8)...............           --       (24,000)          --
                                                           ----------     ---------     --------
NET INCOME (LOSS).......................................   $   14,100     $ (40,600)    $ 14,860
                                                           ==========     =========     ========
INCOME (LOSS) PER SHARE OF COMMON STOCK:
  Before cumulative effect of change in accounting
     methods and extraordinary loss.....................   $     1.10     $    1.20     $   1.48
  Cumulative effect of change in accounting methods, net
     of taxes...........................................           --         (2.52)       (0.41)
  Extraordinary loss, net of taxes......................           --         (1.90)          --
                                                           ----------     ---------     --------
  Net income (loss).....................................   $     1.10     $   (3.22)    $   1.07
                                                           ==========     =========     ========
Weighted average number of common shares outstanding
  (Notes 1 and 21)......................................       12,805        12,604       13,856

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         COMMON
                                                        STOCK $10    PAID IN    RETAINED
                                                        PAR VALUE    CAPITAL    EARNINGS     OTHER
                                                        ---------    -------    --------    --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1991...........................   $ 154,705    $60,008    $ 56,214    $(90,238)
  Net income.........................................          --         --      14,860          --
  Cash dividends ($.40 per share)....................          --         --      (5,541)         --
  Net shares sold under stock option plans...........         655        191          --          --
  Earned ESOP shares.................................          --         --          --       2,044
  Tax benefit on dividends paid to ESOP trust........          --         --         199          --
  Translation adjustment.............................          --         --          --      (7,742)
  Vesting of restricted stock........................          --         --          --         135
                                                        ---------    -------    --------    --------
BALANCE, DECEMBER 31, 1992...........................   $ 155,360    $60,199    $ 65,732    $(95,801)
  Net loss...........................................          --         --     (40,600)         --
  Cash dividends ($.40 per share)....................          --         --      (5,040)         --
  Net shares sold under stock option plans...........         198         82          --          --
  Earned ESOP shares.................................          --     (1,355)         --       3,046
  Tax benefit on dividends paid to ESOP trust........          --         --         190          --
  Minority interest in SP Europe.....................          --         --          --      (1,080)
  Translation adjustment.............................          --         --          --        (779)
  Cumulative effect of change in ESOP accounting
     method, net of taxes (Note 2)...................          --         --          --       5,100
  Vesting of restricted stock........................          --         --          --         135
                                                        ---------    -------    --------    --------
BALANCE, DECEMBER 31, 1993...........................   $ 155,558    $58,926    $ 20,282    $(89,379)
  Net income.........................................          --         --      14,100          --
  Cash dividends ($.40 per share)....................          --         --      (5,131)         --
  Net shares sold under stock option plans...........         920        390          --          --
  Earned ESOP shares.................................          --     (1,244)         --       4,692
  Tax benefit on dividends paid to ESOP trust........          --         --         160          --
  Minority interest in SP Europe.....................          --         --          --      (2,198)
  Translation adjustment.............................          --         --          --       1,481
  Vesting of restricted stock........................          --         --          --         135
                                                        ---------    -------    --------    --------
BALANCE, DECEMBER 31, 1994...........................   $ 156,478    $58,072    $ 29,411    $(85,269)
                                                        =========    =======    ========    ========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31
                                                               ----------------------------------
                                                                 1994         1993         1992
                                                               ---------    ---------    --------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operating activities.................   $  14,100    $ (40,600)   $ 14,860
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities --
  Cumulative effect of change in accounting methods.........          --       31,800       5,700
  Extraordinary loss........................................          --       24,000          --
  Depreciation and amortization.............................      38,515       24,370      25,277
  (Earnings) loss from equity interests.....................      (2,692)      48,167       2,569
  Increase (decrease) in deferred income taxes..............      (5,765)     (15,306)      7,644
  Increase in receivables...................................      (2,561)     (15,523)     (1,061)
  Decrease in inventories...................................      10,743       11,609       2,560
  (Increase) decrease in prepaid assets.....................       4,836        2,136      (1,380)
  Increase (decrease) in accounts payable...................      19,509       (1,623)      3,945
  Decrease in accrued liabilities...........................     (28,164)      (7,238)       (787)
  Increase (decrease) in income taxes payable...............      (9,247)       4,529       4,457
  (Increase) decrease in lease finance receivables..........       2,725       (9,154)         --
  Gain on sale of businesses, net of taxes..................          --      (64,200)         --
  Restructuring and special charges.........................          --       27,500          --
  Increase (decrease) in long-term liabilities..............      (2,594)       6,803       2,131
  Other, net................................................      (3,612)      (1,985)      1,574
                                                               ---------    ---------    --------
  Net cash provided by operating activities.................   $  35,793    $  25,285    $ 67,489
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in affiliates..................................   $      --    $ (19,900)   $ (5,735)
  Payments for purchase of businesses.......................     (39,000)    (108,971)         --
  Net proceeds from sale of businesses......................          --      189,078          --
  Capital expenditures......................................     (48,451)     (15,116)    (20,351)
  Sale of property, plant and equipment, net................       2,422         (797)      1,169
                                                               ---------    ---------    --------
  Net cash provided (used) for investing activities.........   $ (85,029)   $  44,294    $(24,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings -- revolving credit agreement...   $  95,000    $ (17,000)   $(19,000)
  Long-term borrowings......................................     260,000       19,937          --
  Payment of debt...........................................    (278,272)     (12,207)    (16,544)
  Increase (decrease) in notes payable and current
     maturities
     of long-term debt......................................     (93,214)      53,283      (2,141)
  Payment of fees related to debt restructuring.............     (34,170)          --          --
  Dividends paid............................................      (5,131)      (5,040)     (5,541)
                                                               ---------    ---------    --------
  Net cash provided (used) for financing activities.........   $ (55,787)   $  38,973    $(43,226)
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      (2,961)        (438)       (757)
                                                               ---------    ---------    --------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS...   $(107,984)   $ 108,114    $ (1,411)
CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD.........   $ 117,843    $   9,729    $ 11,140
                                                               ---------    ---------    --------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD...............   $   9,859    $ 117,843    $  9,729
                                                               =========    =========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash payments for interest................................   $  40,260    $  18,347    $ 16,124
  Cash payments, net, for income taxes......................   $  23,992    $  40,454    $    110

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

(1) BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     The accounting and financial policies which affect significant elements of the consolidated financial statements of SPX Corporation (the "company") and which are not apparent on the face of the statements, or in other notes to the consolidated financial statements, are described below.

     Consolidation -- The consolidated financial statements include the accounts of the company and all of its majority-owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Amounts representing the company's percentage interest in the underlying net assets of less than majority-owned companies in which a significant equity ownership interest is held are included in "Investments".

     Foreign Currency Translation -- Translation of significant subsidiaries results in unrealized translation adjustments being reflected as cumulative translation adjustment in shareholders' equity.

     Revenue Recognition -- The company recognizes revenues from product sales upon shipment to the customer. Revenue from service contracts and long-term maintenance arrangements is deferred and is recognized as revenue on a pro rata basis over the agreement periods. The company's lease financing operation, SPX Credit Corporation, uses the direct financing method of accounting for leases. Under this method, the excess of future lease payments and estimated residual value over the purchase price of equipment leased is recorded as unearned income and is recognized over the life of the lease by the effective interest method.

     Research and Development Costs -- The company expenses currently all costs for development of products. Research and development costs were $26.4 million in 1994, $17.6 million in 1993, and $14.7 million in 1992.

     Environmental Remediation Costs -- Costs incurred to investigate and remediate environmental conservation issues are expensed unless the costs incurred extend the economic useful life of related assets employed by the company. Liabilities are recorded and expenses are reported when it is probable that an obligation has been incurred and the amounts can be reasonably estimated.

     Earnings Per Share -- Primary earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Common shares outstanding includes issued shares less shares held in treasury and unallocated and uncommitted shares held by the ESOP trust. The exclusion of unallocated and uncommitted shares held by the ESOP trust in 1994 and 1993 is due to the company's adoption of Statement of Position 93-06 (see Note 2). Prior to 1993, unallocated and uncommitted shares held by the ESOP trust were included in weighted average number of common shares outstanding used for calculating earnings per share. Average weighted unallocated and uncommitted shares in the ESOP trust were 1,361,000 shares at the end of 1992. The potential dilutive effect from the exercise of stock options is not material.

     Property, Plant and Equipment -- The company uses principally the straight line method for computing depreciation expense over the useful lives of the property, plant and equipment. For income tax purposes, the company uses accelerated methods where permitted. Asset additions and improvements are added to the property accounts while maintenance and repairs, which do not renew or extend the lives of the respective assets, are expensed currently. Upon sale or retirement of depreciable properties, the related cost and accumulated depreciation are removed from the property accounts. The net gain or loss on disposition of property is reflected in income.

     Derivatives -- Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the terms of the caps. Unamortized premiums are included in other assets in the

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

     consolidated balance sheets. Amounts receivable under cap agreements, if any, are accrued as a reduction of interest expense. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

     Reclassifications -- Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 presentation.

(2)  CHANGES IN ACCOUNTING METHODS

     In 1993 and 1992, the company adopted three new accounting methods relating to its Employee Stock Ownership Plan ("ESOP"), postretirement benefits, and income taxes. The effect of the change to these new accounting methods have been reflected in the consolidated statements of income as "Cumulative effect of change in accounting methods".

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

     Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109 -- "Accounting for Income Taxes". Under SFAS No. 109, deferred tax balances are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The cumulative effect of adoption as of January 1, 1992 was a $5.0 million aftertax benefit.

     As of the beginning of 1994, the company adopted Statement of Financial Accounting Standards, No. 112, "Employers' Accounting for Postemployment Benefits". This standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. The company's analysis is that the provisions of this statement are not material to its financial position or results of operations.

(3)  SEGMENT AND GEOGRAPHIC INFORMATION

     The company is comprised of three business segments. Specialty Service Tools includes operations that design, manufacture and market a wide range of specialty service tools and diagnostic equipment primarily to the global motor vehicle industry. Original Equipment Components includes operations that design, manufacture and market component parts for light and heavy duty vehicle markets. SPX Credit Corporation, a lease

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

financing operation, provides Specialty Service Tool customers with a leasing option for purchasing more expensive diagnostic testing, emission testing, and wheel service equipment.

                     BUSINESS SEGMENTS                           1994          1993         1992
- -----------------------------------------------------------   ----------    ----------    --------
                                                                         (IN THOUSANDS)
Revenues:
  Specialty Service Tools..................................   $  550,557    $  503,600    $539,619
  Original Equipment Components............................      529,313        26,657      15,154
  SPX Credit Corporation...................................       12,877         8,974          --
  Businesses sold in 1993..................................           --       216,914     246,396
                                                              ----------    ----------    --------
          Total............................................   $1,092,747    $  756,145    $801,169
                                                              ==========    ==========    ========
Operating income (loss):
  Specialty Service Tools (a)..............................   $   29,408    $  (10,913)   $ 51,804
  Original Equipment Components (b)........................       48,038       (46,816)     (7,053)
  SPX Credit Corporation...................................        7,361         5,483          --
  Businesses sold in 1993..................................           --        25,249      22,360
  General Corporate expenses...............................      (19,990)      (13,332)    (16,774)
                                                              ----------    ----------    --------
          Total............................................   $   64,817    $  (40,329)   $ 50,337
                                                              ==========    ==========    ========
Capital expenditures:
  Specialty Service Tools..................................   $   10,616    $    7,479    $  6,823
  Original Equipment Components............................       35,856         1,014       3,944
  SPX Credit Corporation...................................           53            --          --
  Businesses sold in 1993..................................           --         6,439       9,584
  General Corporate........................................        1,926           184          --
                                                              ----------    ----------    --------
          Total............................................   $   48,451    $   15,116    $ 20,351
                                                              ==========    ==========    ========
Depreciation and amortization:
  Specialty Service Tools..................................   $   14,420    $   14,485    $ 14,960
  Original Equipment Components............................       22,760         1,796       1,487
  SPX Credit Corporation...................................           38            --          --
  Businesses sold in 1993..................................           --         7,462       8,383
  General Corporate........................................        1,297           627         447
                                                              ----------    ----------    --------
          Total............................................   $   38,515    $   24,370    $ 25,277
                                                              ==========    ==========    ========
Identifiable assets:
  Specialty Service Tools..................................   $  397,920    $  409,237    $347,763
  Original Equipment Components............................      367,871       343,816      21,771
  SPX Credit Corporation...................................       84,048        85,165          --
  Businesses sold in 1993..................................           --            --     110,450
  General Corporate (c)....................................       81,824       186,183      80,344
                                                              ----------    ----------    --------
          Total............................................   $  931,663    $1,024,401    $560,328
                                                              ==========    ==========    ========

- ---------------

(a) 1993 includes a $27.5 million restructuring charge to merge Allen Testproducts and Bear Automotive into Automotive Diagnostics.

(b) 1993 includes $26.9 million of SPT equity losses and $21.5 million of SP Europe equity losses.

(c) Decrease in 1994 was primarily due to the use of $108.1 million in cash to purchase SPT and to complete the debt refinancing in 1994.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

     Revenues by business segment represent sales to unconsolidated customers. Intercompany sales between segments are not significant. Operating income (loss) by segment does not include general unallocated corporate expense, other expense (income), net, interest expense, income taxes and extraordinary items.

     Identifiable assets by business segment are those used in company operations in each segment. General corporate assets are principally cash, deferred tax assets, and certain prepaid expenses.

     Information about the company's operations in different geographic areas is as follows:

                      GEOGRAPHIC AREAS                          1994         1993        1992
- ------------------------------------------------------------  ---------   ----------   --------
                                                                       (IN THOUSANDS)
Revenues -- Unaffiliated customers:
  United States (a).........................................  $ 927,948   $  637,143   $679,875
  Other North America.......................................     11,444       21,719     24,593
  Other.....................................................    153,355       97,283     96,701
                                                              ---------   ----------   --------
          Total.............................................  $1,092,747  $  756,145   $801,169
                                                              =========   ==========   ========
Revenues -- Between affiliated customers:
  United States.............................................  $  26,903   $   34,934   $ 33,757
  Other North America.......................................        134           --         --
  Other.....................................................        817        1,708        312
  Eliminations..............................................    (27,854)     (36,642)   (34,069)
                                                              ---------   ----------   --------
          Total.............................................  $      --   $       --   $     --
                                                              =========   ==========   ========
Operating income (loss):
  United States (b).........................................  $  65,108   $  (17,015)  $ 48,587
  Other North America.......................................        545         (192)     1,878
  Other (c).................................................       (836)     (23,122)      (128)
                                                              ---------   ----------   --------
          Total.............................................  $  64,817   $  (40,329)  $ 50,337
                                                              =========   ==========   ========
Total assets:
  United States.............................................  $ 786,065   $  893,172   $466,995
  Other North America.......................................      7,875        8,591     10,121
  Other (d).................................................    137,723      122,638     83,212
                                                              ---------   ----------   --------
          Total.............................................  $ 931,663   $1,024,401   $560,328
                                                              =========   ==========   ========

- ---------------

(a) Included in the United States revenues are export sales to unconsolidated customers of $95.7 million in 1994, $74.4 million in 1993 and $64.0 million in 1992.

(b) 1993 includes a $27.5 million restructuring charge to merge Allen Testproducts and Bear Automotive into Automotive Diagnostics and $26.9 million of SPT equity losses.

(c) 1993 includes $21.5 million of SP Europe equity losses.

(d) 1993 includes assets resulting from the consolidation of SP Europe and assets acquired in the Lowener purchase.

     Approximately 16% in 1994, 9% in 1993 and 13% in 1992 of the company's consolidated sales were made to General Motors Corporation and its various divisions, dealers and distributors. Approximately 12% in 1994, 2% in 1993 and 1% in 1992 of the company's consolidated sales were made to Ford Motor Company and its various divisions, dealers and distributors. Approximately 7% in 1994, 6% in 1993 and 2% in 1992 of the

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

company's consolidated sales were made to Chrysler Corporation and its various divisions, dealers and distributors. No other customer or group of customers under common control accounted for more than 10% of consolidated sales for any of these years.

     On a proforma basis, approximately 17%, 10% and 8% of consolidated sales were to General Motors, Ford and Chrysler in 1993, respectively, and were approximately 19%, 8% and 4% of consolidated sales in 1992.

(4) ACQUISITION OF ALLEN TESTPRODUCTS AND ALLEN GROUP LEASING AND
    RELATED RESTRUCTURING

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

        Current assets......................................................... $ 37.7
        Property, plant & equipment............................................    7.5
        Leasing assets.........................................................   75.8
        Cost in excess of net assets acquired..................................   16.3
        Liabilities............................................................  (35.3)
                                                                                ------
                  Total........................................................ $102.0
                                                                                ======

     The acquired businesses have been merged with the company's Bear Automotive division to form a single business unit called Automotive Diagnostics. In the third quarter of 1993, the company recorded a pretax $27.5 million restructuring charge ($18.5 million aftertax) to provide for substantial reduction in workforce and facilities related to the merger. Of the $27.5 million restructuring charge, approximately $16 million relates to workforce reductions and associated costs. The combined businesses started with approximately 2,200 employees which was reduced to approximately 1,600 employees at the end of the reduction program (second quarter of 1994). The charge also included $9.3 million of facility duplication and shutdown costs, including the writedown of excess assets of $4.2 million (non-cash). The remaining balance of the restructuring reserve at December 31, 1994 was $2.0 and was principally required for payments to former employees and facility closing costs.

(5) ACQUISITION -- SEALED POWER TECHNOLOGIES LIMITED PARTNERSHIP ("SPT")

     Effective December 31, 1993, the company acquired Riken Corporation's 49% and management's 2% interests in SPT for $39 million and $2.7 million, respectively. The company previously owned 49% of SPT. Accordingly, the net assets of SPT have been included in the accompanying consolidated balance sheet as of December 31, 1993. Prior to this acquisition, the company accounted for its investment using the equity method. Beginning in the first quarter of 1994, results of operations of SPT are reflected in the consolidated statements of income and cash flows.

     SPT was created in 1989 when the company contributed the Sealed Power, Contech, Filtran and Hy-Lift divisions to the newly created limited partnership. SPT obtained nonrecourse financing through a combination of bank debt and a public offering of subordinated debentures. In exchange for the net assets of the divisions

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

contributed, the company received $245 million from the partnership and a 49% interest in the partnership. As the debt incurred by SPT to fund this transaction was nonrecourse to the company, the company previously recorded a pretax $91 million gain in 1989, in accordance with guidance prescribed by Emerging Issues Task Force pronouncement 89-7. The cash distribution to the company resulted in an initial partnership capital deficit. SPT had cumulative losses since its inception and, up to December 31, 1993, the company had carried its investment in SPT at zero. Because the SPT debt was nonrecourse, the company properly did not reflect its share of the equity losses of SPT and did not amortize the difference between its investment balance and its share of SPT's initial partnership capital deficit in its previously reported financial statements.

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

     2. The 51% of SPT's net assets acquired has been included in the accompanying consolidated balance sheet at December 31, 1993 at estimated fair values. The excess of the purchase price (including the acquired equity deficit of $87.9 million) over the estimated fair values of the net assets acquired was $97.1 million and has been recorded as costs in excess of net assets acquired and will be amortized over 40 years.

     A summary of the purchase price allocation is as follows:

                                                           EXISTING      ACQUIRED
                                                             49%           51%          TOTAL
                                                           --------      --------      -------
                                                                      (IN MILLIONS)
    Current assets......................................   $   37.5      $   39.2      $  76.7
    Property, plant and equipment.......................       44.8          66.6        111.4
    Other assets........................................        6.7           7.0         13.7
    Cost in excess of net assets acquired...............         --          97.1         97.1
    Current liabilities.................................      (26.2)        (27.2)       (53.4)
    Deferred income taxes...............................         --          16.0         16.0
    Long term liabilities...............................      (47.7)        (49.8)       (97.5)
    Debt................................................     (103.0)       (107.2)      (210.2)
                                                           --------      --------      -------
         Subtotal.......................................      (87.9)         41.7        (46.2)
    SPT equity losses in excess of investment*..........                       --         87.9
                                                                         --------      -------
         Purchase Price.................................                 $   41.7      $  41.7
                                                                         ========      =======

- ---------------
* Represents the cumulative restatement of equity losses, including the company's 49% share of the 1993 SPT adoption of SFAS No. 106, recorded by the company prior to the consolidation of the net assets of SPT at December 31, 1993.

(6) DIVESTITURES

     Sealed Power Replacement ("SPR") -- On October 22, 1993, the company sold SPR to Federal-Mogul Corporation for approximately $141 million in cash. SPR distributed engine and undervehicle parts into the U.S. and Canadian aftermarket. Net proceeds, after income taxes, were approximately $117.5 million. The

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

company recorded a pretax gain of $52.4 million after transaction and facility reduction expenses, or $32.4 million aftertax.

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

(7) PROFORMA RESULTS OF OPERATIONS (UNAUDITED)

     The accompanying consolidated statements of income include the results of operations of Allen Testproducts ("ATP") and Allen Group Leasing ("AGL") from the date of acquisition, June 10, 1993, the results of the Sealed Power Replacement ("SPR") division through the date of disposition, October 22, 1993, the results of the Truth division through the date of disposition, November 5, 1993, the company's 49% share of the earnings or losses of SPT, and the equity losses of SP Europe. The following 1993 unaudited proforma selected financial data reflects the acquisition of ATP and AGL and related restructuring, the divestiture of the SPR and Truth divisions, the acquisition of 51% of SPT, and the consolidation of SP Europe as if they had occurred as of January 1, 1993. The 1992 unaudited proforma assumes that these transactions occurred as of January 1, 1992.

                                                                      PROFORMA (UNAUDITED)
                                                                     ----------------------
                                                                       1993          1992
                                                                     --------      --------
                                                                      (IN MILLIONS, EXCEPT
                                                                       PER SHARE AMOUNTS)
    Revenues......................................................   $1,003.7      $1,042.9
    Costs and expenses
      Cost of products............................................      752.7         746.4
      SG&A........................................................      210.7         223.6
      Goodwill/intangibles amortization...........................        6.8           6.9
      Minority interest (income)..................................       (4.3)         (2.7)
      Earnings from equity interest...............................        (.5)          (.5)
      Restructuring charge........................................       27.5            --
                                                                     --------      --------
    Operating income..............................................   $   10.8          69.2
    Other expense (income), net...................................        2.2          (2.0)
    Interest, net.................................................       41.6          45.8
                                                                     --------      --------
    Income before income taxes....................................   $  (33.0)     $   25.4
    Provision (benefit) for income taxes..........................       (6.3)         13.6
                                                                     --------      --------
    Income (loss).................................................   $  (26.7)     $   11.8
                                                                     ========      ========
    Income (loss) per share.......................................   $  (2.12)     $    .85
    Weighted average number of common shares outstanding..........       12.6          13.9

     The unaudited proforma selected results of operations does not purport to represent what the company's results of operations would actually have been had the above transactions in fact occurred as of January 1, 1993, or January 1, 1992 or project the results of operations for any future date or period.

(8) EXTRAORDINARY LOSS

     In the fourth quarter of 1993, the company recorded an extraordinary charge of $37.0 million ($24.0 million aftertax) for early retirement extinguishment costs associated with debt refinanced in 1994. During the

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

first half of 1994, approximately $400 million (December 31, 1993 principal amount) of debt was refinanced. As of the end of the second quarter of 1994, the refinancing was completed and all costs to extinguish this debt were charged to the reserve established at the end of 1993.

(9) EMPLOYEE BENEFIT PLANS

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

     Net periodic pension cost (benefit) included the following components:

                                                                1994        1993       1992
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
    Service cost-benefits earned during the period.........   $  7,906    $  4,585    $ 3,973
    Interest cost on projected benefit obligation..........     14,920       6,852      6,088
    Actual (gain) loss on assets...........................      1,069     (19,633)    (9,363)
    Net amortization and deferral..........................    (23,973)      8,440     (1,136)
                                                              --------    --------    -------
    Net periodic pension cost (benefit)....................   $    (78)   $    244    $  (438)
                                                              ========    ========    =======
    Actuarial assumptions used:
    Discount rates.........................................       8.25%        7.5%      8.25%
    Rates of increase in compensation levels...............        5.5         5.0        5.5
    Expected long-term rate of return on assets............        9.5         9.5        9.5

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

     Plan assets principally consist of equity and fixed income security investments. The following table sets forth the plans' funded status and amounts recognized in the company's consolidated balance sheets as Other Assets for its U.S. pension plans:

                                                      DECEMBER 31, 1994             DECEMBER 31, 1993
                                                  --------------------------    --------------------------
                                                    ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                    EXCEED        BENEFITS        EXCEED        BENEFITS
                                                  ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                   BENEFITS        ASSETS        BENEFITS        ASSETS
                                                  -----------    -----------    -----------    -----------
                                                                       (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefit obligation....................    $ 147,551       $ 6,866       $ 151,217       $ 6,750
                                                   =========       =======       =========       =======
  Accumulated benefit obligation...............    $ 162,811       $ 7,476       $ 172,068       $ 7,395
                                                   =========       =======       =========       =======
  Projected benefit obligation.................    $ 193,562       $ 7,476       $ 200,249       $ 7,395
  Plan assets at fair value....................      227,137         6,552         242,429         6,297
                                                   ---------       -------       ---------       -------
  Projected benefit obligation less (greater)
     than plan assets..........................    $  33,575       $  (924)      $  42,180       $(1,098)
  Unrecognized net (gain) loss.................      (16,248)           (5)        (28,331)           34
  Prior service cost not yet recognized in net
     periodic pension cost.....................        6,421           556          10,183           607
  Remaining unamortized net (asset) liability
     at transition.............................       (3,220)           28          (3,782)           34
                                                   ---------       -------       ----------      -------
  Prepaid pension cost recognized in the
     consolidated balance sheets...............    $  20,528       $  (345)      $  20,250       $  (423)
                                                   =========       =======       =========       =======

     As part of the 1993 divestitures of the SPR and Truth divisions, the company recorded curtailment gains of $4.1 million. These gains have been included in the gain recognized on the sale of these divisions.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

     Postretirement health and life insurance expense was as follows:

                                                                 1994        1993       1992
                                                                -------     ------     ------
                                                                       (IN THOUSANDS)
    Benefit cost for service during the year -- net of
      employee contributions.................................   $ 1,472     $  317     $  315
    Net amortization and deferral............................    (2,057)       (64)        --
    Interest cost on accumulated postretirement benefit
      obligation.............................................     6,674      1,338      1,306
                                                                -------     ------     ------
    Postretirement benefit cost..............................   $ 6,089     $1,591     $1,621
                                                                =======     ======     ======

     The accumulated postretirement benefit obligation was actuarially determined based on assumptions regarding the discount rate and health care trend rates. The health care trend assumption applies to postretirement medical and dental benefits. Different trend rates are used for pre-age 65 and post-age 65 medical claims and for expected dental claims. The trend rate used for the medical plan was 14% in 1994, grading to a 6% ultimate rate by 1% each year for pre-65 claims; and 10% in 1994 grading to 6% by .5% each year for post-age 65 claims. The trend rate for the dental plan was 6% each year. The liability was discounted using a 8.25% interest rate. Increasing the health care trend rate by one percentage point would increase the

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

accumulated postretirement benefit obligation by $6.5 million and would increase the 1994 postretirement benefit cost by $.6 million.

     The following table summarizes the accumulated benefit obligation:

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1994        1993
                                                                       --------    --------
                                                                          (IN THOUSANDS)
    Accumulated postretirement benefits obligation ("APBO")
      Retirees......................................................   $ 52,314    $ 56,084
      Actives fully eligible........................................     10,871       9,399
                                                                       --------    --------
      APBO fully eligible...........................................     63,185      65,483
      Actives not fully eligible....................................     22,049      24,112
                                                                       --------    --------
      Total APBO....................................................   $ 85,234    $ 89,595
    Assets..........................................................       (943)       (845)
                                                                       --------    --------
    Unfunded status.................................................   $ 84,291    $ 88,750
    Unrecognized:
      Net reduction in prior service costs..........................     26,075      27,498
      Net gain (loss)...............................................      3,902      (2,492)
                                                                       --------    --------
    Accrued APBO included in long-term liabilities..................   $114,268    $113,756
                                                                       ========    ========

RETIREMENT SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLAN ("KSOP")

     Beginning in 1994, the company combined its former Retirement Savings Plan and its Employee Stock Ownership Plan ("ESOP") into a single plan, the KSOP. The plan provides benefits to approximately 3,800 domestic employees. These employees can contribute up to 15% of their earnings. The company matches a portion of the employee's contribution with shares from the plan's trust. In 1994, 163,908 shares were allocated to employees under the plan. Prior to 1994, 114,588 and 114,735 shares were allocated to eligible employees under the ESOP plan in 1993 and 1992, respectively, and cash contributions to the participants of the former Retirement Savings Plan were $875,000 in 1993 and $715,000 in 1992.

     The ESOP was established in 1989 when the ESOP borrowed $50 million, which was guaranteed by the company, and used the proceeds to purchase 1,746,725 shares of common stock issued directly by the company. Beginning in 1994, employees are allocated these shares based upon their contribution to the company's KSOP. Prior to 1994, employees were allocated shares based upon a predetermined formula without regard to their contribution. Employees may vote allocated shares directly, while the ESOP trustee will vote the unallocated shares proportionally on the same basis as the allocated shares were voted. At December 31, 1994, there were 1,082,433 unallocated shares in the ESOP trust. The fair market value of the unallocated shares was $18.0 million at December 31, 1994.

     Prior to 1993, the company's accounting method used for its ESOP was to charge expense based upon the 80% shares allocated method or $5,548,000 in 1992. Starting in 1993, the company adopted a new accounting method in which compensation expense is recorded based upon the market value of shares as the shares are allocated to the employees. In 1994 and 1993, $2,778,000 and $1,925,000 were recorded as compensation expense. Also, the company recorded interest expense equal to the interest expense incurred by the ESOP trust for third party borrowings of $950,000 in 1994 and $3,902,000 in 1993. The third party borrowings of the ESOP trust were extinguished during the first half of 1994 and replaced by a loan from the company to the ESOP trust.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

OTHER

     The company provides defined contribution pension plans for substantially all employees not covered by defined benefit pension plans. Collectively, the company's contributions to these plans were $1,308,000 in 1994, $683,000 in 1993 and $848,000 in 1992.

     The company provides a Retirement Savings Plan for certain eligible domestic employees that are not included in the KSOP. These employees can contribute up to 15% of their earnings. The company matches a portion of the employee's contribution with cash. The company's cash contribution to this plan was $1,019,000 in 1994.

(10) RECEIVABLES

     Changes in the reserve for losses on receivables were as follows:

                                                                 1994       1993       1992
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
    Balance at beginning of year.............................   $ 9,177    $10,789    $ 9,541
    Recorded in acquisition of SPT and due to consolidation
      of SP Europe...........................................        --        747         --
    Amount charged to income.................................     3,358      3,609      3,788
    Accounts written off, net of recoveries..................    (2,000)    (2,398)    (2,495)
    Reduction resulting from sale of SPR and Truth
      divisions..............................................        --     (3,588)        --
    Reclassifications and other..............................    (2,567)        18        (45)
                                                                -------    -------    -------
    Balance at end of year...................................   $ 7,968    $ 9,177    $10,789
                                                                =======    =======    =======

     The company has a three year agreement, expiring in April 1997, with a financial institution whereby the company agreed to sell undivided fractional interests in designated pools of domestic trade accounts receivable, in an amount not to exceed $30 million. In order to maintain the balance in the designated pools of trade accounts receivable sold, the company sells participating interests in new receivables as existing receivables are collected. At December 31, 1994 and 1993, the company had sold $26.0 million and $25.9 million of trade accounts receivable under this and previous programs. Under the terms of this agreement, the company is obligated to pay fees which approximate the purchasers' cost of issuing a like amount in commercial paper plus certain administrative costs. The amount of such fees in 1994, 1993 and 1992 were $1,390,000, $1,215,000 and $1,465,000 respectively. These fees are included in other expense, net.

(11) INVENTORIES

     Domestic inventories, amounting to $116.1 and $122.6 million at December 31, 1994 and 1993, respectively, are based on the last-in, first-out (LIFO) method. Such inventories, if priced on the first-in, first-out (FIFO) method, would have been approximately $18.2 and $17.7 million greater at December 31, 1994 and 1993, respectively. During 1994, 1993 and 1992, certain inventory quantities were reduced resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was to increase net income in 1994 by $223,000, in 1993 by $455,000 and in 1992 by $1,800,000.
Substantially all foreign inventories are valued at FIFO costs. Inventories include material, labor and factory overhead costs. None of the inventories exceed realizable values.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

     The components of inventory at year-end were as follows:

                                                                         1994        1993
                                                                       --------    --------
                                                                          (IN THOUSANDS)
    Finished products...............................................   $ 83,332    $ 94,478
    Work in process.................................................     32,820      29,324
    Raw materials and supplies......................................     35,669      35,421
                                                                       --------    --------
                                                                       $151,821    $159,223
                                                                       ========    ========

(12) INCOME TAXES

     Income (loss) before income taxes and the related provision (benefit) for income taxes consist of the following:

                                                             1994        1993        1992
                                                            -------     -------     -------
                                                            (IN THOUSANDS)
    Income (loss) before income taxes
    Domestic............................................... $26,831     $68,254     $34,286
    Foreign................................................  (2,931)    (23,599)       (293)
                                                            -------     -------     -------
              Total........................................ $23,900     $44,655     $33,993
                                                            =======     =======     =======
    Provision (benefit) for income taxes
    U.S. Federal:
      Current.............................................. $11,214     $32,817     $ 8,180
      Deferred.............................................  (2,981)     (9,521)      2,217
    State..................................................   1,967       4,411       1,363
    Foreign................................................    (400)      1,748       1,673
                                                            -------     -------     -------
              Total........................................ $ 9,800     $29,455     $13,433
                                                            =======     =======     =======

     A reconciliation of the effective rate for income taxes shown in the consolidated statements of income with the U.S. statutory rate of 35% in 1994 and 1993 and, 34% in 1992 is shown below:

                                                                     1994     1993     1992
                                                                     ----     ----     ----
    Amount computed at statutory rate............................... 35.0%    35.0%    34.0%
    Increase (decrease) in taxes resulting from:
      U.S. rate change on net deferred taxes........................   --      2.0       --
      Tax credits and incentives.................................... (1.0)    (0.5)    (0.6)
      Net effect of foreign operations..............................  2.6     21.0      5.0
      State income taxes, net of federal income tax benefit.........  5.3      5.8      2.5
      Amortization of goodwill and other acquisition costs..........  6.4      3.6      3.2
      Tax benefit of the Foreign Sales Corporation.................. (2.1)    (2.0)    (3.1)
      Earnings from equity interests................................ (2.8)    (0.1)     0.2
      Other, net.................................................... (2.4)     1.2     (1.7)
                                                                     ----     ----     ----
                                                                     41.0%    66.0%    39.5%
                                                                     ====     ====     ====

     No provision has been made for income and withholding taxes which would become payable upon distribution of the undistributed earnings of foreign subsidiaries and affiliates. It is the company's present intention to permanently reinvest these earnings in its foreign operations. The amount of undistributed

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

earnings which have been reinvested in foreign subsidiaries and affiliates at December 31, 1994, was $28.0 million. It is not practical to determine the hypothetical U.S. federal income tax liability if all such earnings were remitted, but distribution as dividends at the end of 1994 would have resulted in payment of withholding taxes of approximately $1.6 million.

     The components of the net deferred income tax assets (liabilities) were as follows:

                                                                        DECEMBER 31,
                                                           --------------------------------------
                                                                 1994                 1993
                                                           -----------------    -----------------
                                                                       (IN THOUSANDS)
    Deferred income tax asset:
      Receivables reserve...............................       $   6,883            $   6,736
      Inventory.........................................           5,938                5,835
      Debt extinguishment reserves......................              --               13,000
      Compensation and benefit-related..................          10,362                4,712
      Restructuring reserves............................             627                4,226
      Warranty reserve..................................           1,916                2,216
      Other liabilities.................................          11,108               12,164
                                                               ---------            ---------
    Current deferred tax asset..........................       $  36,834            $  48,889
                                                               ---------            ---------
    Non-current deferred tax:
      Depreciation......................................       $ (27,670)           $ (24,300)
      Postretirement health and life....................          40,436               38,900
      Book basis investment greater than tax basis
         investment in affiliates.......................         (30,195)             (31,400)
      Other.............................................           1,053               (3,987)
      Net operating loss carryforwards..................          17,400               14,700
      Valuation allowance...............................         (17,400)             (14,700)
                                                               ---------            ---------
    Non-current deferred tax liability..................       $ (16,376)           $ (20,787)
                                                               ---------            ---------
    Net deferred tax asset..............................       $  20,458            $  28,102
                                                               =========            =========

     Included on the consolidated balance sheets are U.S. federal income tax refunds and receivables of $19.0 million in 1994 and $5.6 million in 1993.

     At December 31, 1994, the company has net operating loss carryforwards attributable to foreign operations of approximately $37.1 million that are available to offset future taxable income. These loss carryforwards expire as follows: $0 in 1995, $0 in 1996, $1.0 million in 1997, $1.5 million in 1998, $.5 million in 1999 and $34.1 million thereafter. During 1994, the company utilized $2.6 million of net operating loss carryforwards attributable to foreign operations, resulting in tax benefits of $.9 million. The deferred tax asset related to the net operating loss carryforwards have been reserved in the valuation allowance.

     During the fourth quarter of 1993, the company settled a dispute with the Internal Revenue Service regarding the company's tax deferred treatment of the 1989 transaction in which several operating units were contributed to SPT. The settlement of approximately $7 million, including interest, eliminates the IRS contention that one-half of the 1989 transaction was currently taxable. The settlement and interest was paid during 1994 and was adequately provided for in the company's accounts.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

(13) INVESTMENTS

     As of December 31, 1994, investments, as shown on the consolidated balance sheet, include equity investments in non-majority owned subsidiaries. These investments include the company's 50% owned interest in a U.S. joint venture, two 50% owned interests in joint ventures in Japan, a 40% interest in a Mexican company and a 50% interest in a German company. All of these investments are accounted for using the equity method. These investments, both individually and collectively, are not material to the company's consolidated financial statements.

     Until December 31, 1993, the company held a 49% interest in SPT. The pro rata share of earnings or losses and the amortization of the company's investment in SPT is reflected as "SPT equity losses" on the consolidated statements of income (see Note 5).

     Until December 31, 1993, the company reported that it held a 50% interest in SP Europe. As of December 31, 1993, Riken's pending 20% participation in SP Europe reverted to the company in connection with the transaction to acquire Riken's 49% in SPT. SP Europe had not been previously consolidated due to the company's deemed temporary control and because nonrecourse (to the partners) financing was being pursued. Up to December 31, 1993, the company carried its investment in SP Europe at zero. Due to the resulting 70% ownership, the company recorded its share of cumulative losses since the partnership formation in mid-1991 of $21.5 million. As of December 31, 1993, the balance sheet of this partnership is included in the consolidated financial statements, reflecting the company's 70% ownership and Mahle GmbH's 30% minority interest. Beginning in the first quarter of 1994, results of operations of SP Europe are reflected in the consolidated statements of income and cash flows. Additionally, the company's 30% partner in SP Europe is currently studying its future participation in the business and will decide its extent of participation by the third quarter of 1995. Should the partner choose to limit its participation, the company could be required to recognize a portion of losses previously attributed to the partner. These losses are currently included as "Minority Interest" in the equity section of the consolidated balance sheets.

(14) PROPERTY, PLANT AND EQUIPMENT

     The major classes are as follows:

                                                                       1994         1993
                                                                     ---------    ---------
                                                                         (IN THOUSANDS)
    Land..........................................................   $   9,715    $   9,763
    Buildings.....................................................      86,740       83,198
    Machinery and Equipment.......................................     286,427      255,059
    Construction in Progress......................................      25,483       19,812
                                                                     ---------    ---------
              Total...............................................   $ 408,365    $ 367,832
    Less: Accumulated Depreciation................................    (193,512)    (169,687)
                                                                     ---------    ---------
    Net...........................................................   $ 214,853    $ 198,145
                                                                     =========    =========

(15) COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

     At December 31, 1994 and 1993, total costs in excess of net assets of businesses acquired was $224.3 and $223.3 million, respectively, and accumulated amortization of costs in excess of net assets of businesses acquired was $25.2 and $19.2 million, respectively. Amortization was $6.0 million in 1994, $3.4 million in 1993 and $3.4 million in 1992.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

     The company amortizes costs in excess of the net assets of businesses acquired ("goodwill") on a straight-line method over the estimated periods benefited, not to exceed 40 years. After an acquisition, the company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible impairment, the company uses projections to assess whether future operating income on a non-discounted basis (before goodwill amortization) of the unit is likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a writedown of goodwill to recoverable value is appropriate.

     At December 31, 1994, $71.3 million of goodwill relates to the Automotive Diagnostics division (which is composed of Bear Automotive and Allen Testproducts, which was acquired in 1993). This division has incurred significant operating losses in 1994 and in prior years. The company projects that, in the near future, the cost savings, market synergies and other factors which, in part, will be realized from the Bear Automotive and Allen Testproducts combination will result in non-discounted operating income sufficient to exceed goodwill amortization. However, should such projections require downward revision based on changed events or circumstances, this division's goodwill may require writedown. Although having no cash flow impact, the resulting charge, if any, could materially reduce the company's future reported results of operations and shareholders' equity. At this time, based upon present information, projections and strategic plans, the company has concluded that there has been no permanent impairment of the Automotive Diagnostic division's tangible or intangible assets.

(16) ACCRUED LIABILITIES

     Details of accrued liabilities are as follows:

                                                                       1994         1993
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Accrued payroll & benefits....................................   $ 53,234     $ 43,954
    Warranty reserves.............................................      5,218        7,060
    Restructuring reserve.........................................      1,992       14,533
    Debt extinguishment reserve...................................         --       32,000
    Amount payable for SPT acquisition............................         --       41,700
    Interest payable..............................................      3,836        7,802
    Deferred revenue - service contracts..........................      9,028       10,401
    Repossession reserves.........................................      6,475        7,494
    Other.........................................................     54,578       65,054
                                                                     --------     --------
                                                                     $134,361     $229,998
                                                                     ========     ========

(17) COMMITMENTS AND CONTINGENT LIABILITIES

OPERATING LEASES:

     The company leases certain offices, warehouses and equipment under lease agreements which expire at various dates through 2006. Future minimum rental commitments under non-cancelable operating leases are $9.4 million for 1995, $8.4 million for 1996, $6.1 million for 1997, $5.1 million for 1998, $4.1 million for 1999 and aggregate $9.7 million thereafter. Rentals on these leases were approximately $11.4 million in 1994, $12.9 million in 1993 and $9.3 million in 1992.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

GENERAL:

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

     During the first quarter of 1995, the company reached agreement to settle a dispute involving a non-core business sold in 1989. As of December 31, 1994, the company recorded a $2.1 million charge for this pending settlement. The company expects this agreement to resolve all issues pertaining to the sale of this business.

ENVIRONMENTAL:

     The company's operations and properties are subject to federal, state and local regulatory requirements relating to environmental protection. It is the company's policy to comply fully with all such applicable requirements. As part of its effort to comply, management has established an ongoing internal compliance auditing program which has been in place since 1989. Based on current information, management believes that the company's operations are in substantial compliance with applicable environmental laws and regulations and the company is not aware of any violation that could have a material adverse effect on the business, financial conditions, results of operations, or cash flows of the company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the company's business or operations in the future.

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

     The company is involved as a potentially responsible party ("PRP") under the Comprehensive, Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, or similar state superfund statutes in eleven proceedings involving off-site waste disposal facilities. At six of these sites it has been established that the company is a de minimis contributor. A determination has not been made with respect to the remaining five sites, but the company believes that it will be found to be a de minimis contributor at two of them. Of the three remaining sites, remediation at one is nearing completion with minimal additional cost, another is approaching settlement with the Environmental Protection Agency with an expected cost to the company of approximately $150,000, and the final site is under investigation with an expected cost of approximately $200,000. Based on information available to the company, which in most cases includes estimates from PRPs and/or federal or state regulatory agencies for the investigation, clean up costs at those sites, and data related to the quantities and characteristics of materials generated at or shipped to each site, the company believes that the costs for each site are not material and in total the anticipated clean up costs of current PRP actions would not have material adverse effect on the company's business, financial conditions, results of operations, or cash flows.

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

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

EXECUTIVE SEVERANCE AGREEMENTS:

     During 1988, the company's Board of Directors adopted executive severance agreements which create certain liabilities in the event of the termination of the covered executives following a change of control of the company. The aggregate commitment under these executive severance agreements should all 10 covered employees be terminated is approximately $15 million. Additionally, should a change in control occur, restrictions on any outstanding restricted stock and stock options granted under the 1992 Stock Compensation Plan would lapse.

(18) NOTES PAYABLE AND DEBT

     The following table summarizes the company's current and long-term debt obligations as they existed at December 31, 1994 and 1993. During the first half of 1994, the company significantly restructured its debt.

                                                                         1994           1993
                                                                       --------       --------
                                                                           (IN THOUSANDS)
SPX Revolving Credit Agreement........................................ $125,000       $     --
SPT Revolving Credit Loans............................................       --         30,000
SPX Senior Subordinated Notes, 11.75%.................................  260,000             --
SPX Industrial Revenue Bonds, with interest rates established monthly based on an index of short-term municipal bond interest rates, due
  2010 to 2025........................................................   15,100         15,200
SPX Long-Term Debt -- ESOP Guarantee..................................       --         42,062
SPX Senior Notes, 9.72%, due in annual installments from 1994 through
  2000................................................................       --         53,000
SPX Senior Notes, 9.58%, $5 million due in 1993, the remainder due in
  1995................................................................       --         22,000
SPX Note to Allen Group, 8.0% due in annual installments from 1994
  through 1996........................................................       --         19,737
SPX Bank loans, LIBOR plus 7/8%, due May 1994.........................       --         50,000
SPX Other.............................................................   15,115         17,957
SPT Term bank loan, with interest rates established periodically based on prime or LIBOR rates, due in varying quarterly installments
  through September 30, 1996..........................................       --         78,863
SPT Senior Subordinated Debentures, 14.5%, due May 15, 1999, with
  mandatory sinking fund payment of $50,000 on May 15, 1998...........       --        100,000
SPT Other.............................................................       --          1,343
                                                                       --------       --------
          Total Consolidated debt..................................... $415,215       $430,162
Less -- Notes payable and current maturities of long-term debt........    1,133         93,975
                                                                       --------       --------
          Total Long-Term Debt........................................ $414,082       $336,187
                                                                       ========       ========

     Aggregate maturities of total debt are $1.1 million in 1995, $2.4 million in 1996, $2.3 million in 1997, $2.0 million 1998, $125.1 million in 1999 and
$282.3 million thereafter.

     REVOLVING CREDIT AGREEMENT -- The company has a credit agreement with a syndicate of banks which provides unsecured revolving credit commitments in an aggregate amount not to exceed $225 million. The agreement, dated March 24, 1994, has a termination date of March 15, 1999 with mandatory revolving credit commitment reductions of $12.5 million in June and December of 1997 and 1998, respectively. At the option of the company, revolving credit advances may be Floating rate advances or Eurodollar advances. Floating rate advances bear interest at the prime rate, and Eurodollar advances bear interest at LIBOR plus 1.0% for an interest period of one, two, three or six months, selected by the company prior to each Eurodollar advance. At December 31, 1994, the weighted average interest rate on outstanding revolving credit borrowings was 6.89%.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

     The agreement also provides a letter of credit facility, which is available for the issuance of standby letters of credit in an aggregate amount of $35 million. Standby letters of credit issued under this facility reduce the aggregate amount available under the revolving credit commitment.

     The company must pay a commitment fee of .375% per annum on the aggregate revolving credit commitment, minus the sum of the outstanding balance of the revolving credit loans and the letter of credit facility obligations.

     The company utilized cash and this facility in the first half of 1994 to extinguish most of the SPX debt outstanding at December 31, 1993 including the senior notes aggregating $75 million, the $19.7 million note to the Allen Group, the company's ESOP trust's note of $42.1 million, $50 million of bank loans and $18 million of other debt.

     At December 31, 1994, the company was party to two interest rate cap agreements which expire in 1996. The agreements entitle the company to receive from the counterparty on a quarterly basis the amounts, if any, by which the company's interest payments on $75 million of outstanding revolving credit facility borrowings exceed 8.0 percent. No amounts have been received by the company related to these agreements.

     The company also has a $5 million swingline loan facility to assist in managing daily cash requirements. Loans under the swingline bear interest at the prime rate and are due in 90 days. No swingline loans were outstanding at December 31, 1994.

     SENIOR SUBORDINATED NOTES -- In May 1994, the company issued $260 million of senior subordinated notes which bear interest of 11.75%, payable semi-annually and are due June 1, 2002. The notes are redeemable at the option of the company after June 1, 1998 at a premium which declines to par in the year 2000. In addition, up to $78 million of the notes are redeemable prior to June 1, 1996, at the option of the company, within 45 days of the sale of capital stock in a public equity offering from the net proceeds of such sale at a redemption price equal to 110.75% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, thereon to the date of redemption.

     The proceeds from these notes were used to retire SPT's senior subordinated debentures, term bank loan and revolving credit loans. The balance of the proceeds were used to pay related debt restructuring costs and to reduce borrowings on the company's revolving credit facility.

     RESTRICTIVE COVENANTS -- The company's revolving credit agreement and senior subordinated note indenture contain covenants. At December 31, 1994, the company was in compliance with such covenants. Under the most restrictive of these covenants, the company is required to:

     - Maintain a leverage ratio, as defined, of 78% in 1994, declining on a graduated scale to 65% in 1999. The leverage ratio at December 31, 1994 was 74%.

     - Maintain an interest expense coverage ratio, as defined, of 2:1 or greater in 1994 rising on a graduated scale to 3.5:1 or greater in 1998 and thereafter. The interest expense coverage ratio at December 31, 1994 was 2.5:1.

     - Maintain a fixed charge coverage ratio, as defined, of 1.75:1 or greater in 1994 and 1995, and 2:1 or greater thereafter. The fixed charge coverage ratio at December 31, 1994 was 1.84:1.

     - Limit dividends to $8 million for the five quarters starting with the first quarter of 1994, and 10% of operating income plus depreciation and amortization (EBITDA) thereafter. Dividends for the four quarters ending December 31, 1994 were $5.1 million.

     Covenants also limit capital expenditures, investments and transactions with affiliates.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

(19) DERIVATIVE FINANCIAL INSTRUMENTS

     The company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and transaction specific foreign exchange risks.

     Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on $75 million of floating rate long-term debt. At December 31, 1994, the company was party to two interest rate cap agreements which expire in 1996. The agreements entitle the company to receive from the counterparty on a quarterly basis the amounts, if any, by which the company's interest payments on $75 million of outstanding revolving credit facility borrowings exceed 8.0 percent.

     The company enters into foreign exchange contracts to hedge specific purchase and sale transactions involving more than one currency. The company's forward exchange contracts and futures hedge transactions are principally denominated in pound sterling, French francs, Swiss francs, Deutch marks, lira and pesetas. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than six months. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual total dollar net cash inflows resulting from transactions will be adversely affected by changes in exchange rates.

     The table below summarizes by major currency the contractual amounts of the company's forward exchange and futures contracts in U.S. dollars. Foreign currency amounts are translated at rates current at the reporting date. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

                                                                         DECEMBER 31, 1994
                                                                         -----------------
                                                                         BUY          SELL
                                                                         ----         ----
                                                                          (IN THOUSANDS)
    Lira..............................................................   $259         $256
    Swiss francs......................................................    459          462
                                                                         ----         ----
                                                                         $718         $718
                                                                         ====         ====

     The company is exposed to credit losses in the event of nonperformance by counterparties to its interest rate cap and nonderivative financial assets but has no off-balance-sheet credit risk of accounting loss. The company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" requires disclosure of an estimate of the fair value of certain financial instruments. The carrying amounts and fair values of the company's financial instruments at December 31, 1994 are as follows:

                                                                     CARRYING      FAIR
                                                                      AMOUNT       VALUE
                                                                     ---------   ---------
                                                                        (IN THOUSANDS)
    Cash and temporary investments.................................  $   9,859   $   9,859
    Receivables....................................................    128,544     128,544
    Lease finance receivables......................................     82,068      82,068
    Other assets (derivative)......................................        431         950
    Notes payable and current maturities of long-term
      debt and Long-term debt......................................   (415,215)   (413,915)
    Off-Balance Sheet Financial Instruments:
      Letters of Credit............................................         --     (42,260)

     The following methods and assumptions were used by the company in estimating its fair value disclosures:

     - Cash and temporary investments, and receivables: The carrying amount reported on the consolidated balance sheet approximates its fair value because of the short maturity of those instruments.

     - Lease finance receivables: The carrying amount, which is net of deferred future lease finance income and reserves for credit losses, approximates fair value.

     - Other assets (derivatives): The amount reported relates to the interest rate cap agreement described in Note 18. The carrying amount comprises the unamortized premiums paid for the contract. The fair value is estimated using option pricing models and essentially values the potential for the cap to become in-the-money through changes in interest rates during the remaining term.

     - Notes payable and current maturities of long-term debt and Long-term debt: The fair value of the company's debt either approximates its carrying value or is estimated based on quoted market prices.

     - Letters of credit: The company utilizes letters of credit to back certain financing instruments and insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

     Concentrations of credit risk arise due to the company operating in the motor vehicle industry, particularly in the United States. Except for lease finance receivables (see Note 22), the company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

(21) CAPITAL STOCK

     Authorized shares of common stock (par value $10.00) total 50,000,000 shares. Common shares issued and outstanding are summarized in the table below.

                                                                              DECEMBER 31
                                                                       --------------------------
                                                                        1994      1993      1992
                                                                       ------    ------    ------
                                                                             (IN THOUSANDS)
Shares of Common Stock
  Issued............................................................   15,648    15,556    15,536
  In treasury.......................................................   (1,633)   (1,633)   (1,633)
                                                                       ------    ------    ------
  Outstanding.......................................................   14,015    13,923    13,903
                                                                       ======    ======    ======
  ESOP trust -- unallocated.........................................    1,082     1,246     1,361

     The company's treasury stock was purchased in 1989 at an average cost of $30 5/8 per share. The company has 3,000,000 shares of preferred stock, no par value, authorized, but no shares have been issued.

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

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

     A summary of common stock options and restricted stock issued under the company's stock compensation plans are as follows:

                                                                 1994         1993        1992
                                                               ---------     -------     -------
Stock Options:
  Outstanding at beginning of year..........................     924,300     877,140     735,818
  Granted...................................................     258,600     148,400     215,750
  Exercised.................................................     (93,850)    (21,903)    (74,428)
  Surrendered/canceled......................................      (8,825)    (79,337)         --
                                                               ---------     -------     -------
  Outstanding at end of year................................   1,080,225     924,300     877,140
                                                               =========     =======     =======
  Price of options exercised and outstanding per share......     $11.38-     $11.38-     $11.38-
                                                                   28.00       28.00       28.00
Restricted stock granted during year........................          --          --          --
Shares reserved and available for future grants.............     192,612     442,387     511,450

     All options outstanding at December 31, 1994 can be exercised except for options granted in 1994 which cannot be exercised until June 1995.

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

(22) SPX CREDIT CORPORATION

     SPX Credit Corporation ("SPX CC") provides direct financing leasing alternatives primarily to electronic diagnostic, emissions testing, and wheel service equipment customers in the United States and Canada. These leases are collateralized by the equipment. SPX CC purchases equipment for lease to others from the company's Specialty Service Tool divisions, its sole supplier, at prices comparable to those to third parties. The aggregate cost of equipment purchased from Specialty Service Tool divisions amounted to approximately $24.6 million in 1994 and $16.0 million in 1993. The company's Specialty Service Tool divisions charge a commission representing an origination fee for providing leases and for the cost of services provided to SPX CC with respect to the negotiation and consummation of new leases in the amount of $996,000 for 1994 and $521,000 for 1993 (since the acquisition of Allen Group Leasing). SPX CC has an agreement with Specialty Service Tool divisions for the repurchase of repossessed equipment at amounts

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

determined to approximate realizable value by the Specialty Service Tool division. Approximately $12.7 million of equipment in 1994 and $5.8 million of equipment in 1993 (since the acquisition) was repurchased under this agreement.

     Information regarding lease receivables included in the consolidated balance sheets is as follows:

                     DECEMBER 31, 1994                    CURRENT      LONG-TERM      TOTAL
    ---------------------------------------------------   --------     ---------     --------
                                                                    (IN THOUSANDS)
    Direct financing lease receivables.................   $ 36,945     $  51,608     $ 88,553
    Residual value of lease equipment..................        775         2,264        3,039
    Other leasing assets...............................      7,875         3,917       11,792
    Unearned lease finance income......................     (8,884)       (9,513)     (18,397)
    Allowance for credit losses........................     (1,685)       (1,234)      (2,919)
                                                          --------     ---------     --------
                                                          $ 35,026     $  47,042     $ 82,068
                                                          ========      ========     ========

                     DECEMBER 31, 1993
    ---------------------------------------------------
    Direct financing lease receivables.................   $ 36,661     $  60,263     $ 96,924
    Residual value of lease equipment..................        469         2,862        3,331
    Other leasing assets...............................      9,159           192        9,351
    Unearned lease finance income......................    (10,427)      (10,825)     (21,252)
    Allowance for credit losses........................     (2,028)       (1,479)      (3,507)
                                                          --------     ---------     --------
                                                          $ 33,834     $  51,013     $ 84,847
                                                          ========     =========     ========

     The aggregate maturities of direct financing lease receivables as of December 31, 1994 were $36.9 million in 1995, $23.6 million in 1996, $15.6 million in 1997, $8.7 million in 1998 and $3.8 million in 1999.

     Essentially all of SPX CC's direct financing lease receivables are with companies or individuals operating within the automotive repair industry, including automotive dealerships, garages and similar repair and inspection facilities, and approximately 30% of lease receivables are with lessees located in the state of California.

     The company has a program whereby certain lease receivables are sold to financial institutions with limited recourse. In the event of default by a lessee, the financial institution has recourse equal to their net lease receivable. In return, the company receives the collateralized lease equipment. In 1994, no lease receivables were sold under this program. In 1993 and 1992, $5,613,000 and $21,390,000 of gross lease receivables were sold to financial institutions generating revenues of $846,000 and $1,386,000. At December 31, 1994 and 1993, financial institutions held lease receivables, which are subject to limited recourse, of $20,365,000 and $42,766,000. Correspondingly, allowances for recourse liabilities, net of recoverable value, were $1,470,000 and $3,743,000 at December 31, 1994 and 1993.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

(23) SEALED POWER TECHNOLOGIES -- SELECTED FINANCIAL INFORMATION

     As discussed in Note 5, the company consolidated SPT's balance sheet at December 31, 1993. The company's 49% share of SPT's 1993 and 1992 results of operations was recognized on the equity method of accounting. Selected financial information on SPT was as follows:

                                                                        1993         1992
                                                                       -------      ------
                                                                          (IN MILLIONS)
    Revenues........................................................   $ 391.6      $355.2
    Gross profit....................................................      53.8        56.9
    Selling, general and administrative expense.....................      28.2        26.7
    Other (income), net.............................................      (2.0)       (2.8)
                                                                       -------      ------
    Earnings before interest........................................   $  27.6      $ 33.0
    Interest expense, net...........................................      27.1        29.3
                                                                       -------      ------
    Income (loss) before cumulative effect of
      change in accounting method...................................   $    .5      $  3.7
    Cumulative effect of change in
      accounting method*............................................     (89.5)         --
                                                                       -------      ------
    Income (loss)...................................................   $ (89.0)     $  3.7
                                                                       =======      ======
    Depreciation and amortization...................................      20.4        19.1
    Capital expenditures, net.......................................      17.8        12.9
    Research and development........................................       3.4         3.8
    Pension expense.................................................        .1          --
    Lease rental expense............................................        .9          .9
    Incremental SFAS No. 106 expense................................       6.1          --

    Current assets..................................................   $  76.7      $ 74.6
    Net property, plant and equipment...............................      91.4        91.1
    Other assets....................................................      13.7        15.1
                                                                       -------      ------
                                                                       $ 181.8      $180.8
                                                                       =======      ======
    Current liabilities.............................................   $  80.0      $ 66.6
    Long-term liabilities*..........................................      97.5         3.0
    Long-term debt..................................................     183.5       199.1
    Partners' capital (deficit).....................................    (179.2)      (87.9)
                                                                       -------      ------
                                                                       $ 181.8      $180.8
                                                                       =======      ======

- ---------------
* In 1993, SPT adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits other than Pensions."

     The company's former Sealed Power Replacement division purchased replacement engine parts, principally piston rings, cylinder sleeves and valve lifters from SPT at arm's-length prices. Purchases from the partnership during 1993 through October 22 (date of sale of SPR) and 1992 were $21.5 million and $27.8 million respectively.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

(24) SP EUROPE -- SELECTED FINANCIAL INFORMATION (UNAUDITED)

     As discussed in Note 13, the company consolidated SP Europe at December 31, 1993. Selected historical unaudited financial information on SP Europe was as follows:

                                                                             1993     1992
                                                                            ------    -----
                                                                             (IN MILLIONS)
    Revenues.............................................................   $ 40.6    $49.6
    Gross profit.........................................................     (4.0)    (5.4)
    Selling, general and administrative expense..........................      9.1      5.8
    Other (income), net..................................................       .5     (2.4)
                                                                            ------    -----
    Earnings before interest.............................................   $(13.6)   $(8.8)
    Interest expense, net................................................      0.9      0.1
                                                                            ------    -----
    Income (loss)........................................................   $(14.5)   $(8.9)
                                                                            ======    =====
    Depreciation and amortization........................................     (1.0)    (2.0)
    Capital expenditures, net............................................      4.2      1.1
    Current assets.......................................................   $ 15.7    $16.1
    Net property, plant and equipment....................................      5.1      1.5
    Other assets.........................................................      0.7     (0.6)
                                                                            ------    -----
                                                                            $ 21.5    $17.0
                                                                            ======    =====
    Current liabilities..................................................   $ 10.4    $19.0
    Long-term liabilities................................................      2.2      3.1
    Long-term debt.......................................................     19.6      1.6
    Partners' capital (deficit)..........................................    (10.7)    (6.7)
                                                                            ------    -----
                                                                            $ 21.5    $17.0
                                                                            ======    =====

(25) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                  1994
                                     --------------------------------------------------------------
                                      FIRST        SECOND       THIRD        FOURTH        TOTAL
                                     QUARTER      QUARTER      QUARTER      QUARTER         YEAR
                                     --------     --------     --------     --------     ----------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues...........................  $277,451     $289,054     $252,967     $273,275     $1,092,747
Gross profit.......................    70,094       74,334       65,468       65,346        275,242
Net income.........................     3,100        6,900        3,200          900         14,100
Net income per share...............  $    .24     $    .54     $    .25     $    .07     $     1.10

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1994

                                                                  1993
                                      ------------------------------------------------------------
                                       FIRST        SECOND       THIRD        FOURTH       TOTAL
                                      QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                      --------     --------     --------     --------     --------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues............................  $179,164     $212,548     $195,079     $169,354     $756,145
Gross profit........................    57,388       70,848       65,265       54,612      248,113
Income (loss) before cumulative
  effect of change in accounting
  methods and extraordinary loss....       357        5,428      (20,256)*     29,671**     15,200
Cumulative effect of change in
  accounting methods................   (31,800)          --           --           --      (31,800)
Extraordinary loss..................        --           --           --      (24,000)     (24,000)
Net income (loss)...................   (31,443)       5,428      (20,256)       5,671      (40,600)
Income (loss) per share:
  Before cumulative effect change in
     accounting methods and
     extraordinary loss.............  $   0.02     $   0.43     $  (1.61)*   $   2.34**   $   1.20
  Cumulative effect of change in
     accounting methods.............     (2.52)          --           --           --        (2.52)
  Extraordinary loss................        --           --           --        (1.90)       (1.90)
  Net income (loss).................  $  (2.50)    $   0.43     $  (1.61)    $   0.44     $  (3.22)

- ---------------
 * Includes a pretax restructuring charge of $27.5 million, $18.5 million aftertax and $1.47 per share.

** Includes SP Europe equity losses, $21.5 million aftertax and $1.71 per share.
   Also includes a pretax gain on the sale of businesses of $105.4 million, $64.2 million aftertax and $5.07 per share.

                                                                  1992
                                      ------------------------------------------------------------
                                       FIRST        SECOND       THIRD        FOURTH       TOTAL
                                      QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                      --------     --------     --------     --------     --------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues............................  $175,230     $217,627     $237,262     $171,050     $801,169
Gross profit........................    58,716       75,166       76,365       57,753      268,000
Income before cumulative effect of
  change in accounting methods......       948        8,366        9,289        1,957       20,560
Cumulative effect of change in
  accounting methods................    (5,700)          --           --           --       (5,700)
Net income (loss)...................    (4,752)       8,366        9,289        1,957       14,860
Income (loss) per share:
  Income before cumulative effect of
     change in accounting methods...  $    .07     $    .60     $    .67     $    .14     $   1.48
  Cumulative effect of change in
     accounting methods.............      (.41)          --           --           --         (.41)
  Net income (loss).................  $   (.34)    $    .60     $    .67     $    .14     $   1.07

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Peter H. Merlin, a Director of the company, is a Partner and Chairman -- International Department of the law firm of Gardner, Carton & Douglas which the company has retained in 1994 and many prior years and anticipates retaining in 1995 and thereafter.

     Albert A. Zagotta and Robert C. Huff were elected executive officers of the company in 1994 as part of the transactions in which the company acquired full ownership of Sealed Power Technologies Limited Partnership ("SPT") from Riken Corporation. In April 1995, the company will make payments for the shares of SPT owned by Mr. Zagotta and Mr. Huff, who were formerly executive officers of SPT, as well as four other managers of the former SPT businesses all as part of the reacquisition transactions. Mr. Zagotta will receive $242,760.00, and Mr. Huff will receive $277,440.00. The amounts were determined on the same basis per share as was paid to Riken Corporation for its interests in SPT (See footnote
5).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

        1. All financial statements. See Index to Consolidated Financial Statements on page 25 of this Form 10-K.

        2. Financial Statement Schedules. None required. See page 25 of this Form 10-K.

        3. Exhibits

            ITEM NO.                                  DESCRIPTION
            --------     ----------------------------------------------------------------------
                2        Acquisition Agreement between SPX Corporation and Riken Corporation, incorporated herein by reference from the company's Annual Report on
                         Form 10-K, file No. 1-6948, for the year ended December 31, 1993.
                3(i)     Restated Certificate of Incorporation, incorporated herein by reference from the company's Annual Report on Form 10-K, file No.
                         1-6948, for the year ended December 31, 1987.
                 (ii)    Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from the company's Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1988.
                 (iii)   By-Laws as amended through April 24, 1985, incorporated herein by reference from the company's Annual Report on Form 10-K, file No.
                         1-6948, for the year ended December 31, 1987.
                4(i)     Credit Agreement between SPX Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of March
                         24, 1994, incorporated herein by reference from the company's Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended December 31,
                         1993.
                 (ii)    11 3/4% Senior Subordinated Notes due 2002, incorporated herein by reference from the company's Amendment No. 2 to Form S-3 Registration
                         Statement 33-52833, filed on May 27, 1994.
                 (iii)   Indenture, dated as of June 6, 1994, between the company and The Bank of New York, as trustee, relating to the 11 3/4% Senior Subordinated
                         Notes due 2002, incorporated herein by reference from the company's
                         Amendment No. 2 to Form S-3 Registration Statement 33-52833, filed on
                         May 27, 1994.
               10(i)     Sealed Power Corporation Executive Performance Unit Plan, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1988.
                 (ii)    SPX Corporation Retirement Plan for Directors, as amended and restated, incorporated herein by reference from the company's
                         Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No.
                         1-6948, for the year ended December 31, 1988.
                 (iii)   SPX Corporation Supplemental Retirement Plan for Top Management, as
                         amended and restated, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K,
                         file No. 1-6948, for the year ended December 31, 1988.
                 (iv)    SPX Corporation Excess benefit Plan No. 3, as amended and restated, incorporated herein by reference from the company's Amendment No. 1 on
                         Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1988.
                 (v)     SPX Corporation Executive Severance Agreement, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended December 31,
                         1988.

            ITEM NO.                                  DESCRIPTION
            --------     ----------------------------------------------------------------------
                 (vi)    SPX Corporation Trust Agreement for Supplemental Retirement Plan for
                         Top Management, Excess Benefit Plan No. 3, and Retirement Plan for
                         Directors, incorporated herein by reference from the company's
                         Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No.
                         1-6948, for the year ended December 31, 1988.
                 (vii)   SPX Corporation Trust Agreement for Participants in Executive
                         Severance Agreements, Special Separation Pay Plan for Corporate Staff
                         Executive Personnel Agreements and Special Separation Pay Plan for
                         Corporate Staff Management and Administrative Personnel Agreements,
                         incorporated herein by reference from the company's Amendment No. 1 on
                         Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1988.
                 (viii)  SPX Corporation Stock Compensation Plan Limited Stock Appreciation
                         Rights Award, incorporated herein by reference from the company's
                         Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No.
                         1-6948, for the year ended December 31, 1988.
                 (ix)    SPX Corporation Stock Ownership Plan, incorporated herein by reference from the company's Current Report on Form 8-K, file No. 1-6948, filed on July 26, 1989.
                 (x)     SPX Corporation Stock Ownership Trust, incorporated herein by reference from the company's Current Report on Form 8-K, file No.
                         1-6948, filed on July 26, 1989.
                 (xi)    SPX Corporation 1992 Stock Compensation Plan, incorporated herein by reference from Exhibit 10(iii)(n) to the company's Annual Report on
                         Form 10-K, file No. 1-6948, for the year ended December 31, 1992.
                 (xii)   SPX Corporation Supplemental Employee Stock Ownership Plan,
                         incorporated herein by reference from the company's Annual Report on
                         Form 10-K, file No. 1-6948, for the year ended December 31, 1990.
                 (xiii)  Sealed Power Technologies L.P. Retirement Fund, incorporated herein by reference from Exhibit 10(viii) to SPT's and SPT Corp.'s Annual Report on Form 10-K, file No. 33-27994, for the year ended December 31, 1989.
                 (xiv)   Sealed Power Technologies L.P. Pension Plan No. 302, incorporated herein by reference from Exhibit 4(ix) to SPT's and SPT Corp.'s Annual
                         Report on Form 10-K, file No. 33-27994, for the year ended December
                         31, 1989.
               11        Statement regarding computation of earnings per share. See
                         Consolidated Statements of Income, page 28 of this Form 10-K.
               21        Subsidiaries.
               23        Consent of Independent Public Accountants.
               27        Financial data schedule.
               99        Consolidated Financial Statements of SPT and SPT Corp., incorporated herein by reference from SPT's and SPT Corp.'s Annual Report on Form
                         10-K, file No. 33-27994, for the year ended December 31, 1993.

     (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 1995
                                          SPX CORPORATION
                                          (Registrant)

                                          By          WILLIAM L. TRUBECK

                                          --------------------------------------
                                                     William L. Trubeck
                                               Senior Vice President, Finance,
                                                     Chief Financial and
                                                     Accounting Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of March, 1995.

                               POWER OF ATTORNEY

     The undersigned officers and directors of SPX Corporation hereby severally constitute Dale A. Johnson, William L. Trubeck or James M. Sheridan and each of them singly our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below any and all amendments to this Annual Report, and generally to do all such things in our name and on our behalf in our capacities as officers and directors to enable SPX Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them, to any said amendments to this Annual Report.


          DALE A. JOHNSON                                    CURTIS T. ATKISSON, JR.
- ---------------------------------------            -----------------------------------------
     Dale  A. Johnson, Chairman                              Curtis T. Atkisson, Jr.
    and Chief Executive Officer;                               President and Chief
              Director                                          Operating Officer;
                                                                    Director

          WILLIAM L. TRUBECK                                   J. KERMIT CAMPBELL
- ---------------------------------------            -----------------------------------------
          William L. Trubeck                                   J. Kermit Campbell
  Senior Vice President, Finance,                                   Director
         Chief Financial and
          Accounting Officer


           SARAH R. COFFIN                                      FRANK A. EHMANN
- ---------------------------------------            -----------------------------------------
           Sarah R. Coffin                                      Frank A. Ehmann
              Director                                             Director


           EDWARD D. HOPKINS                                 CHARLES E. JOHNSON II
- ---------------------------------------            -----------------------------------------
          Edward D. Hopkins                                  Charles E. Johnson II
              Director                                             Director


           RONALD L. KERBER                                    PETER H. MERLIN
- ---------------------------------------          -----------------------------------------
           Ronald L. Kerber                                    Peter H. Merlin
              Director                                            Director

          DAVID P. WILLIAMS
- ---------------------------------------
          David P. Williams
               Director