Form 10-Q
period 1995-03-31
SPX CORP
filed 1995-05-09
CIK 88205

                        F O R M  1 0 - Q


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


          (X)   QUARTERLY REPORT PURSUANT TO SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

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


                                        Yes (X)     No ( )



      Common shares outstanding May 5, 1995 -- 14,147,440

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                SPX CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS
                         (000s omitted)

                                              (Unaudited)
                                          March 31  December 31
                                            1995        1994
ASSETS
 Current assets:
 Cash and temporary investments           $  14,230   $   9,859
 Receivables                                141,621     128,544
 Lease finance receivables - current         35,848      35,026
 portion
 Inventories                                168,146     151,821
 Deferred income tax asset and refunds       46,094      55,843
 Prepaid and other current assets            25,909      25,188
 Total current assets                     $ 431,848   $ 406,281
 Investments                                 17,317      16,363
 Property, plant and equipment, at cost     423,150     408,365
 Accumulated depreciation                  (202,081)   (193,512)
  Net property, plant and equipment       $ 221,069   $ 214,853
 Lease finance receivables - long-term       44,783      47,042
 Costs in excess of net assets of
  businesses acquired                       197,526     199,145
 Other assets                                47,671      47,979
 Total assets                             $ 960,214   $ 931,663

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable and current maturities
  of long-term debt                       $   1,386   $   1,133
 Accounts payable                            98,369      83,278
 Accrued liabilities                        140,438     134,361
 Income taxes payable                         4,465       3,100
 Total current liabilities                $ 244,658   $ 221,872
 Long-term liabilities                      120,131     120,641
 Deferred income taxes                       16,655      16,376
 Long-term debt                             415,230     414,082
 Shareholders' equity:
 Common stock                             $ 157,801   $ 156,478
 Paid in capital                             58,196      58,072
 Retained earnings                           28,351      29,411
                                          $ 244,348   $ 243,961
 Common stock held in treasury              (50,000)    (50,000)
 Unearned compensation                      (29,730)    (31,073)
 Minority interest                           (4,044)     (3,278)
 Cumulative translation adjustments           2,966        (918)
 Total shareholders' equity               $ 163,540   $ 158,692
 Total liabilities and shareholders'      $ 960,214   $ 931,663
 equity

                 SPX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (In thousands of dollars except per share amounts)

                                     (Unaudited)
                                  Three months ended
                                       March 31
                                   1995        1994

Revenues                        $ 278,833   $ 277,451

Costs and expenses
 Cost of products sold            217,213     209,335
 Selling, general and              52,295      52,182
 administrative
 Goodwill/Intangible                2,238       1,626
 amortization
Minority interest (income)           (766)       (240)
Earnings from equity interests     (1,234)       (538)

Operating income                  $ 9,087   $  15,086

Other expense (income), net        (1,985)       (242)
Interest expense, net              10,657      10,228

Income before income taxes        $   415   $   5,100

Provision for income taxes            165       2,000

Net income                        $   250   $   3,100

Net income per share                $0.02   $    0.24

Dividends per share                 $0.10   $    0.10

Weighted average number of
 common shares outstanding         13,039      12,707

                SPX CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (000s omitted)

                                                      (Unaudited)
                                                   Three Months Ended
                                                        March 31
                                                     1995       1994
Cash flows from operating activities:
Net income (loss) from operating activities     $     250   $  3,100
Adjustments to reconcile net income (loss) to
 net cash from operating activities -
Depreciation and amortization                      11,096      9,791
(Earnings) loss from equity interests              (1,234)      (538)
Decrease in net deferred income tax assets,
 refunds and liabilities                           10,028        551
Increase in receivables                           (13,077)   (25,359)
Increase in inventories                           (16,325)    (1,843)
(Increase) decrease in prepaid and other
 current assets                                      (721)     2,275
Increase in accounts payable                       15,091     17,173
Increase (decrease) in accrued liabilities          6,077     (5,891)
Increase in income taxes payable                    1,365        732
Decrease in lease finance receivables               1,437      1,929
Increase (decrease) in long-term liabilities         (510)       718
Other, net                                          4,777      2,557

Net cash provided by (used by) operating        $  18,254   $  5,195
activities

Cash flows used by investing activities:
Capital expenditures                            $ (13,974)  $ (10,318)
Payments for purchase of business                     -       (39,000)

Net cash used by investing activities           $ (13,974)  $ (49,318)

Cash flows provided by financing activities:
Net borrowings (payments) under debt agreements $   1,401   $ (47,567)
Payment of fees related to debt restructuring         -       (10,110)
Dividends paid                                     (1,310)     (1,144)

Net cash provided by (used by) financing
 activities                                     $      91   $ (58,821)
Net increase (decrease) in cash and temporary
 investments                                    $   4,371   $(102,944)

Cash and temporary investments, beg. of period      9,859     117,843
Cash and temporary investments, end of period   $  14,230   $  14,899

              SPX CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   MARCH 31, 1995 (Unaudited)

1. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.
    All adjustments are of a normal recurring nature.

    Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation. This reclassification had no effect on net income for any period.

2.  Information regarding the company's segments was as follows:

                                        Three months
                                       ended March 31
                                       1995       1994
                                        (in millions)
Revenues:
 Specialty Service Tools            $  135.7   $  139.7
 SPX Credit Corporation                  3.1        3.4
 Original Equipment Components         140.0      134.4
  Total                             $  278.8   $  277.5
Operating income (loss):
 Specialty Service Tools            $    3.3   $    5.9
 SPX Credit Corporation                  1.4        2.2
 Original Equipment Components           9.0       11.6
 General Corporate                      (4.6)      (4.6)
  Total                             $    9.1   $   15.1
Capital Expenditures:
 Specialty Service Tools            $    3.0   $    2.8
 SPX Credit Corporation                  0.0        0.0
 Original Equipment Components          10.8        6.0
 General Corporate                       0.2        1.5
  Total                             $   14.0   $   10.3
Depreciation and Amortization:
 Specialty Service Tools            $    3.8   $    4.0
 SPX Credit Corporation                  0.0        0.0
 Original Equipment Components           6.7        5.7
 General Corporate                       0.6        0.1
  Total                             $   11.1   $    9.8

                                     March 31  December 31
                                       1995       1994
Identifiable Assets:
 Specialty Service Tools            $  413.1   $  397.9
 SPX Credit Corporation                 81.8       84.1
 Original Equipment Components         387.8      367.9
 General Corporate                      77.5       81.8
  Total                             $  960.2   $  931.7

                SPX CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   MARCH 31, 1995 (Unaudited)

3. At March 31, 1995, the company was not in compliance with the interest expense coverage ratio covenant of the revolving credit agreement. The company has obtained a waiver for this condition and other minor technical defaults from the syndicate of banks which provide the revolving credit facility. Additionally, the company obtained an amendment to the revolving credit agreement to adjust the interest expense coverage ratio covenant from 2.5:1 to 2.25:1 at June 30, 1995 and September 30, 1995. With the exception of the above, the company was in compliance with all covenants contained in the revolving credit agreement and the senior subordinated note indenture at March 31, 1995.

     The company has also obtained amendments to the revolving credit agreement which; (a) allow use of the proceeds from an equity offering to reduce senior subordinated notes in excess of the original limitation of $25 million, and,
     (b) allow the company to reduce senior subordinated notes by an additional $25 million. A further amendment to the revolving credit agreement to allow use of the proceeds from the sale of SPX Credit Corporation to reduce the senior subordinated notes requires approval of 100% of the participating banks is pending. Resolution of this matter is expected in the second quarter.

4. In April, the company announced its intention to sell SPX Credit Corporation. This sale is anticipated to occur before year-end 1995. Currently, the company is negotiating with potential buyers and does not know with certainty the selling price of this business. Preliminary assessment of market conditions indicate that the sales price should be at least the company's carrying value of this business.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

     The following unaudited information should be read in conjunction with the company's unaudited consolidated financial statements and the related footnotes.

Results of Operations - First Quarter 1995 vs. First Quarter 1994

Consolidated:

                                        Three months ended
                                             March 31,
                                      1995           1994
                                         (in millions)
    Revenues:
     Specialty Service Tools....... $    135.7    $    139.7
     Original Equipment Components.      140.0         134.4
     SPX Credit Corporation........        3.1           3.4
       Total....................... $    278.8    $    277.5
    Operating income (loss):
     Specialty Service Tools....... $      3.3    $      5.9
     Original Equipment Components.        9.0          11.6
     SPX Credit Corporation........        1.4           2.2
     General corporate expense.....       (4.6)         (4.6)
       Total....................... $      9.1    $     15.1

    Other expense (income), net....       (2.0)         (0.2)
    Interest expense, net..........       10.7          10.2
    Income before income taxes..... $      0.4    $      5.1
    Provision (benefit) for income
     taxes.........................        0.2           2.0
    Net income..................... $      0.2    $      3.1

    Capital expenditures........... $     14.0    $     10.3
    Depreciation and amortization..       11.1           9.8

     On the following pages, revenues, operating income and related items are discussed by segment. The following provides explanation of general corporate expenses and other consolidated items that are not allocated to the segments.

     General Corporate expense

     These expenses represent general unallocated expenses and are consistent and comparable between years.

     Other expense (income), net

     Represents expenses not included in the determination of operating results, including gains or losses on currency exchange, translation gains or losses due to translation of financial statements in highly inflationary countries, the fees incurred on the sale of accounts receivable under the company's accounts receivable securitization program, gains or losses on the sale of fixed assets and unusual non-operational gains or losses. In the first quarter of 1995, a $1.5 million gain was recorded on the sale of the company's aftermarket distribution business. 1994 annual revenues of this business were approximately $14 million. Prospectively, the company will sell the products previously sold through this business to the buyer rather than directly to the aftermarket.

     Interest Expense, net

     The first quarter 1995 interest expense, net reflects the debt structure in place after the 1994 refinancing. The level of interest expense, $10.7 million, was comparable with interest expense of the third and fourth quarters of 1994. The refinancing was completed during the second quarter of 1994 and included obtaining the $225 revolving credit facility and issuance of $260 million of senior subordinated notes.

     Provision for Income Taxes

     The first quarter 1995 effective income tax rate was approximately 39%, which reflects the company's current estimated rate for the year.

Specialty Service Tools:

                                           Three months ended
                                               March 31,
                                          1995           1994
                                             (in millions)
    Revenues........................... $   135.7     $   139.7
    Gross Profit.......................      42.8          45.9
      % of revenues....................      31.6%         32.8%
    Selling, general & administrative..      38.3          38.7
     % of revenues.....................      28.2%         27.7%
    Goodwill/intangible amortization...       1.3           1.2
    (Earnings) from equity interests...      (0.1)          0.1
    Operating income................... $     3.3     $     5.9

    Capital expenditures............... $     3.0     $     2.8
    Depreciation and amortization......       3.8           4.0

                                      March 31, 1995  December 31, 1994
                                               (in millions)
    Identifiable assets................ $   413.1     $   397.9

    Revenues

     First quarter 1995 revenues decreased $4.0 million, or 2.9%, from the first quarter of 1994. The primary reasons for the decrease are lower European revenues, particularly gas emission equipment in Germany, and lower revenues from refrigerant recycling and recovery equipment. In the first quarter of 1994, the company had implemented certain sales incentives which pulled some additional refrigerant recycling and recovery equipment sales into the quarter. Sales of refrigerant recycling and recovery equipment should be stronger in the second quarter.
Also negatively impacting sales of engine diagnostic equipment in the first quarter of 1995 was the effect of market uncertainties associated with delays in state emission testing programs. Sales of engine diagnostic and gas emission testing equipment are closely related.

     The above reasons for the decreased revenue levels were mitigated by continued strength in the base specialty service tool sales including electronic and mechanical program tools and dealer equipment. Additionally, sales of hydraulic tools continue to be strong and are up significantly over last year.

     General economic and market conditions continue to be favorable and the company expects revenues to be strong for the balance of the year.

     Gross Profit

     First quarter 1995 gross profit as a percentage of revenues ("gross margin") of 31.6% was lower than the 32.8% gross margin in 1994. The decrease in the gross margin was primarily a result of product mix. First quarter 1995 sales of electronic service tools consisted of a greater percentage of purchased product which carry a lower gross margins than manufactured product. In addition, refrigerant recycling and recovery equipment sales, which have higher gross margins, were lower in the first quarter of 1995.

     Selling, General and Administrative ("SG&A")

     First quarter 1995 SG&A expense was $38.3 million, or 28.2% of revenues, compared to $38.7 million, or 27.7% of revenues, in 1994. 1995 SG&A compares favorably to 1994 after noting that 1995 research and development costs in 1995 exceeded 1994 by $1.3 million and that 1995 SG&A included a $1.1 million charge for downsizing severance costs at the Automotive Diagnostics division. The additional $1.3 million in R&D spending was attributable to development of the newer gas emissions testing products and hand-held diagnostic equipment which are planned to be sold over the balance of the year. The downsizing at Automotive Diagnostics involving approximately 140 people, addresses delays in the state vehicle emissions testing programs as well as additional cost reductions to improve future profitability at the unit.

     Goodwill/Intangible Amortization

     Noncash goodwill and intangible amortization results primarily from excess purchase price over fair value of assets in acquisitions.

     (Earnings) from equity interests

     Represents the equity (earnings) or losses of JATEK, a 50% owned joint venture in Japan. JATEK's business was very slow in the first half of 1994 reflecting economic conditions in Japan. The first quarter reflects the continued improvement in results that began in the last half of 1994.

     Operating Income

     1995 first quarter operating income of $3.3 million was lower than first quarter 1994 operating income of $5.9 million. Before the effect of the increased research and development spending and the Automotive Diagnostics' severance charge charge ($2.4 million combined), the reduced revenue levels and associated lower gross margins were virtually offset by reduced SG&A expenses.

     Capital Expenditures

     First quarter 1995 capital expenditures were comparable to the first quarter of 1994 capital expenditures. The company continues to invest in manufacturing capability and systems to better support customers. Full year 1995 capital expenditures are expected to approximate $8 million.

     Identifiable Assets

     First quarter 1995 identifiable assets increased approximately $15 million from year-end 1994. The increase was predominately accounts receivable and inventories. The increase in accounts receivable was a result of higher revenues in February and March of 1995 compared to November and December of 1994. Days sales outstanding in accounts receivable are approximately 65 to 70 days for the segment. The increase in inventories was a result of delays in state emissions testing programs and the normal buildup of inventory to support higher second quarter business activity.

Original Equipment Components:

                                          Three months ended
                                               March 31,
                                          1995          1994
                                             (in millions)
    Revenues........................... $    140.0   $   134.4
    Gross Profit.......................       15.7        18.9
      % of revenues....................       11.2%       14.0%
    Selling, general & administrative..        7.7         7.8
      % of revenues....................        5.5%        5.8%
    Goodwill/intangible amortization...         .9         0.3
    Minority interest (income).........       (0.8)       (0.2)
    (Earnings) from equity interests...       (1.1)       (0.6)
    Operating income................... $      9.0   $    11.6

    Capital expenditures............... $     10.8   $     6.0
    Depreciation and amortization......        6.7         5.7

                                      March 31, 1995  December 31, 1994
                                              (in millions)
    Identifiable assets................ $    387.8   $   367.9

     Revenues

     First quarter 1995 revenues were up $5.6 million, or 4.2%, over first quarter 1994 revenues. The increase was attributable to continued increases in solenoid valve sales, higher European revenues principally resulting from the translation effect of the weaker U.S. dollar, and increased die-casting metal costs passed on to customers. The increased die-casting metal prices are tied to the market prices for the metal and do not effect profitability as the company's cost rises by the same amount.
The first quarter revenues were reduced by the temporary loss of hydraulic valve train business with a major customer and the by loss of sales associated with the January sale of the company's export aftermarket distribution business.

     The domestic original equipment automotive and light truck market and the automotive aftermarket continued to be strong, which contributed to the continuing strong overall revenue level. Europe's automotive industry continues to improve. The company expects overall revenues to continue at relatively high levels for the balance of 1995.

     Gross Profit

     First quarter 1995 gross margin of 11.2% compares to the first quarter 1994 gross margin of 14.0%. Several factors contributed to this decrease as follows:

    The previously mentioned metal cost and pricing pass through to customers reduced gross margins as the increase in revenues equals the increase in costs.

   During the quarter, the company purchased approximately $6 million of inventory from an aftermarket customer and began to package this inventory for the customer. The inventory is anticipated to be resold over the next twelve months at normal margins. A $1.2 million charge was taken to record this inventory at the company's standard inventory cost.

    SP Europe recorded approximately $.8 million in severance charges and incurred additional costs associated with the ongoing process to achieve profitability.

    The die-casting facilities incurred incremental costs associated with product change over at one its manufacturing facilities.

     Selling, General and Administrative ("SG&A")

     SG&A as a percentage of revenues decreased to $7.7 million, or 5.5% of revenues, in the first quarter of 1995 compared to $7.8 million, or 5.8% of revenues, in 1994. This reflects the segment's continuing cost containment efforts as the dollar amounts of SG&A in the comparative quarters are essentially the same.

     Goodwill/Intangible Amortization

     Goodwill and intangible amortization was a result of the excess purchase price over the fair value of assets recorded upon the acquisition of 51% of SPT at the end of 1993. First quarter 1994 goodwill and intangible amortization is lower than the first quarter of 1995 as the company was recording income related to negative goodwill associated with SP Europe. This reversal of negative goodwill was completed at the end of the second quarter of 1994. The first quarter 1995 expense was comparable with the third and fourth quarters of 1994.

     Minority interest (income)

     This reflects the 30% partner's minority interest in the results of SP Europe. SP Europe continued to incur significant losses in the first quarter of 1995. The company continues to reconfigure SP Europe's operations in order to achieve profitability. The first quarter of 1995 results of SP Europe includes a $.8 million severance charge and additional costs necessary to change processes to accomplish profitability.

     (Earnings) from equity interests

     Earnings from equity interests include the company's share of earnings or losses in RSV, Promec, IBS Filtran and Allied Ring Corporation ("ARC"). The increase in first quarter 1995 earnings from equity interests over the first quarter of 1994 was due to continued profitability at Promec and improved profitability at IBS Filtran and ARC. RSV's losses also decreased from the first quarter of 1994 as this unit continues through its development phase.

     Operating Income

     First quarter 1995 operating income was $9.0 million compared to $11.6 million in the first quarter of 1994. The $2.6 million decrease includes the $1.2 million charge associated with the inventory purchase from the aftermarket customer and the $.8 million of severance costs recorded at SP Europe. The balance of the reduction in operating profit was attributable to the die-casting product changeovers and incremental process costs incurred at SP Europe.

     Capital Expenditures

     Capital expenditures in the first quarter of 1995 were $10.8 million and $6.0 million in the first quarter of 1994. Significant capital improvements were in process during late 1994 and carried over into the first quarter of 1995. These projects include an additional solenoid valve assembly line, additional die-casting capacity for high strength heat treated aluminum die-castings for air bag steering columns and additional automated cylinder sleeve casting and machining capacity to meet the demand for aluminum block engine liners. Capital expenditures for 1995 are expected to approximate $22 million, and as such, will be significantly lower in each of the remaining quarters of the year.

     Identifiable Assets

     Identifiable assets increased approximately $20 million from year-end 1994. The increase was attributable to higher inventory ($7.2 million), higher accounts receivable ($7.3 million), and the significant capital expenditures for the quarter. The higher inventory was attributable to anticipated second quarter demand as well as the purchase of inventory from an aftermarket customer for packaging to be performed by the company in the future. The higher accounts receivable are due to higher revenue activity in the first quarter compared to the fourth quarter of 1994. As the normal cycle of business activity subsides later in the year, the accounts receivable and inventory levels should decrease.

SPX Credit Corporation:

                                        Three months ended
                                             March 31,
                                           1995       1994
                                           (in millions)
    Revenues........................... $     3.1  $     3.4
    Operating income...................       1.4        2.2

                                   March 31, 1995   December 31, 1994
    Identifiable assets................ $    81.8  $    84.1

     SPX Credit Corporation provides leasing alternatives to customers purchasing higher dollar electronic diagnostic, gas emissions and wheel service equipment. Revenues, which represents lease financing income, are down from the first quarter 1994 principally as the size of the lease portfolio has decreased. Operating income, which does not include any interest expense, decreased from the first quarter of 1994 due to higher costs associated with repossessed leases in 1995 than in 1994.

Factors That May Affect Future Results

Impact of the Clean Air Act and Other Environmental Regulations - During the first quarter of 1995, many delays by states in implementing Federally mandated emissions testing programs occurred. These delays or modifications in the state programs reduced the company's expected revenues from gas emissions equipment in the first quarter of 1995. While uncertainties still exist as to when the states will proceed with these emissions testing programs, the company believes that the states will begin implementation within the next few quarters. At that time, the company should share in a significant portion of this substantial market.

Equity Offering - During April of 1995, the company announced its intention to file a Shelf Registration Statement with the U.S. Securities and Exchange Commission to offer additional equity when the company believes that market conditions are appropriate. Should the equity offering occur, it is intended that the proceeds from the offering would be used to reduce the company's debt. At this time, no date, number of shares or targeted share price has been established for such action.

Sale of SPX Credit Corporation - In April, the company announced its intention to sell SPX Credit Corporation. This sale is anticipated to occur before year-end 1995. Currently, the company is negotiating with potential buyers and does not know with certainty the selling price of this business. Preliminary assessment of market conditions indicate that the sales price should be at least the company's carrying value of this business. Proceeds from the sale will be used to reduce the company's debt.

SP Europe - The company's 30% partner in SP Europe is currently studying its future participation in the business and has informed the company that its extent of participation will be decided by the third quarter of 1995. Should the partner choose to limit its participation, the company could be required to recognize a portion of losses previously attributed to the partner. These losses are currently included as "Minority Interest" in the equity section of the consolidated balance sheets.

Liquidity and Financial Condition

     The company's liquidity needs arise primarily from capital investment in new equipment, funding working capital requirements and to meet interest costs.

     As a result of the company's acquisition activity in 1993, the company is highly leveraged. This financial leverage requires management to focus on cash flows to meet higher interest costs and to maintain dividends. Management believes that operations and the borrowing arrangements established in 1994 will be sufficient to supply the 1995 funds needed by the company.

     Cash Flow

                              Three months ended March 31,
                                  1995                1994
                                        (in millions)
     Cash flow from:
       Operating activities..... $    18.3      $     5.2
       Investing activities.....     (14.0)         (49.3)
       Financing activities.....       0.1          (58.8)
        Net Cash Flow........... $     4.4      $  (102.9)

     Cash flow from operating activities in the first quarter of 1995, $18.3 million compares favorably with the first quarter of 1994, $5.2 million. The first quarter 1995 cash flow from operating activities reflects the seasonal increase in working capital, offset by a $9.7 million tax refund received. The increases in accounts receivable and inventory tend to be high during the first quarter due to increased business activity.

     Cash flow from investing activities during the first quarter of 1995 represents the significant capital expenditures, $14 million, to expand production capacity, particularly within the Original Equipment Components segment. Capital expenditures will be lower during the remaining quarters of 1995 and should approximate $30 million for the year. During the first quarter of 1994, the company paid Riken Corporation $39 million for the 1993 acquisition of 49% of SPT.

     Cash flow from financing activities during the first quarter of 1995 reflects the company's quarterly dividend payment and modest borrowings. During the first quarter of 1994, cash flow from financing activities included the payment of approximately $10 million of fees related to the debt refinancing and, with available cash, debt was paid down approximately $48 million.

     Capitalization

                                               March 31,  December 31,
                                                  1995       1994
                                                   (in millions)
          Notes payable and current maturities
           of long-term debt................... $     1.4   $    1.1
          Long-term debt.......................     415.2      414.4
            Total debt......................... $   416.6   $  415.2
          Shareholders' equity.................     163.5      158.7
          Total capitalization................. $   580.1   $  573.9
          Total debt to capitalization ratio...      71.8%      72.3%

     At March 31, 1995, the following summarizes the debt outstanding and unused credit availability:

                                    Total        Amount      Unused Credit
                                 Commitment    Outstanding   Availability
                                              (in millions)
     Revolving credit..........  $   225.0   $    130.0     $     78.6(a)
     Swingline loan facility...        5.0         -               5.0
     Senior subordinated notes.      256.5        256.5            -
     Industrial revenues bonds.       15.1         15.1            -
     Other.....................       16.8         15.0            1.8
       Total debt..............  $   518.4   $     416.6    $     85.4

     (a) Decreased by $16.4 million of facility letters of credit outstanding at March 31, 1995 which reduce the unused credit availability.

     The company is required to maintain compliance with restrictive covenants contained in the revolving credit agreement and the senior subordinated note indenture. Under the most restrictive of these covenants, the company is required to:

    Maintain a leverage ratio, as defined, of 78% or less. The leverage ratio at March 31, 1995 was 74%.

    Maintain an interest expense coverage ratio, as defined, of 2.5:1 or greater. The interest expense coverage ratio at March
  31, 1995 was 2.4:1 (see below).

    Maintain a fixed charge coverage ratio, as defined, of 1.75:1 or greater. The company's fixed charge coverage ratio at March 31, 1995 was 1.83:1.

    Limit dividends to $8 million for the five quarters starting with the first quarter of 1994, and 10% of operating income plus depreciation and amortization (EBITDA) thereafter. Dividends for the five quarters ending March 31, 1995 were $6.4 million.

     At March 31, 1995, the company was not in compliance with the interest expense coverage ratio covenant of the revolving credit agreement. The company has obtained a waiver for this condition and other minor technical defaults from the syndicate of banks which provide the revolving credit facility. Additionally, the company obtained an amendment to the revolving credit agreement to adjust the interest expense coverage ratio covenant from 2.5:1 to 2.25:1 at June 30, 1995 and September 30, 1995. With the exception of the above, the company was in compliance with all covenants contained in the revolving credit agreement and the senior subordinated note indenture at March 31, 1995.

     The company has also obtained amendments to the revolving credit agreement which; (a) allow use of the proceeds from an equity offering to reduce senior subordinated notes in excess of the original limitation of $25 million, and, (b) allow the company to reduce senior subordinated notes by an additional $25 million. A further amendment to the revolving credit agreement to allow use of the proceeds from the sale of SPX Credit Corporation to reduce the senior subordinated notes requires approval of 100% of the participating banks is pending. Resolution of this matter is expected in the second quarter.

     Management believes that the unused credit availability on the revolving credit facility is sufficient to meet operational cash requirements, working capital requirements and capital expenditures for 1995. Aggregate future maturities of total debt are not material for 1995 through 1998. In 1999, the revolving credit agreement expires and borrowings on the revolver would become due, however, management believes that the revolving credit agreement would likely be extended or that alternate financing will be available to the company.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

        (2)      None.

        (4) (i)  Waiver and Amendment No. 1 to
                 Credit Agreement between SPX Corporation and The
                 First National Bank of Chicago, as agent for the banks named therein, dated as of June 3, 1994.

           (ii)  Waiver and Amendment No. 2 to
                 Credit Agreement between SPX Corporation and The
                 First National Bank of Chicago, as agent for the banks named therein, dated as of April 20, 1995.

       (10)      None.

       (11) Statement regarding computation of earnings per share. See Consolidated Condensed Statements of Income.

       (15)      None.

       (18)      None.

       (19)      None.

       (20)      None.

       (22)      None.

       (23)      None.

       (24)      None.

       (27)      Financial data schedule.

       (99)      None.

    (b) Reports on Form 8-K

        None.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SPX CORPORATION
                                 (Registrant)



Date:  May 9, 1995                        By  /s/ Dale A. Johnson
                                          Chairman and Chief Executive Officer



Date:  May 9, 1995                        By  /s/ William L. Trubeck
                                          Senior Vice President, Finance
                                          and Chief Financial and Accounting
                                          Officer