Form 10-Q
period 1995-06-30
SPX CORP
filed 1995-07-27
CIK 88205

F O R M  1 0 - Q


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


          (X)   QUARTERLY REPORT PURSUANT TO SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

          (  )  TRANSITION REPORT PURSUANT TO SECTION 13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For  the  transition  period  from  ________   to_________

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


                                        Yes   X     No



     Common shares outstanding July 24, 1995 -- 14,147,731

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                SPX CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS
                         (000s omitted)

                                              (Unaudited)
                                          June 30   December 31
                                            1995        1994
ASSETS
 Current assets:
 Cash and temporary investments           $  14,669   $   9,859
 Receivables                                136,939     128,529
 Inventories                                168,105     151,821
 Deferred income tax asset and refunds       46,094      55,843
 Prepaid and other current assets            23,320      25,148
 Total current assets                     $ 389,127   $ 371,200
 Net assets of discontinued operation        81,855      79,596
 Investments                                 17,665      16,363
 Property, plant and equipment, at cost     427,537     408,236
 Accumulated depreciation                  (209,327)   (193,450)
  Net property, plant and equipment       $ 218,210   $ 214,786
 Costs in excess of net assets of
  businesses acquired                       195,764     199,145
 Other assets                                42,760      47,954
 Total assets                             $ 945,381   $ 929,044

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable and current maturities
  of long-term debt                       $   1,812   $   1,133
 Accounts payable                            83,667      82,947
 Accrued liabilities                        135,959     132,073
 Income taxes payable                         4,464       3,100
 Total current liabilities                $ 225,902   $ 219,253
 Long-term liabilities                      119,273     120,641
 Deferred income taxes                       16,667      16,376
 Long-term debt                             417,229     414,082
 Shareholders' equity:
 Common stock                             $ 157,801   $ 156,478
 Paid in capital                             57,390      58,072
 Retained earnings                           30,482      29,411
                                          $ 245,673   $ 243,961
 Common stock held in treasury              (50,000)    (50,000)
 Unearned compensation                      (28,085)    (31,073)
 Minority interest                           (4,527)     (3,278)
 Cumulative translation adjustments           3,249        (918)
 Total shareholders' equity               $ 166,310   $ 158,692
 Total liabilities and shareholders'      $ 945,381   $ 929,044
equity

                 SPX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (In thousands of dollars except per share amounts)


                                         (Unaudited)
                                  Three                Six
                                  months              months
                                  ended               ended
                                 June 30             June 30
                              1995      1994      1995     1994

Revenues                    $293,376  $285,807  $569,145  $559,891
Costs and expenses
 Cost of products sold       224,886   215,794   442,099   425,129
 Selling, general and         52,151    50,077   103,008   101,052
admin.
 Goodwill/Intangible           2,271     1,766     4,509     3,392
amort.
Minority interest (income)      (483)     (210)   (1,249)     (450)
Earnings from equity          (1,097)     (513)   (2,331)   (1,051)
interests
Operating income from
 continuing operations      $ 15,648  $ 18,893  $ 23,109  $ 31,819
Other expense (income),net       475      (185)   (1,628)     (427)
Interest expense, net          9,123     8,193    18,353    16,970
Income before income taxes  $  6,050  $ 10,885  $  6,384  $ 15,276
Provision for income taxes     2,478     4,234     2,611     5,950
Income from continuing
  operations                $  3,572  $  6,651  $  3,773  $  9,326
Income from discontinued
 operation, net of tax      $     63  $    249  $    184  $    674
Income before
 extraordinary loss         $  3,635  $  6,900  $  3,957  $ 10,000
Extraordinary loss, net of      (206)        0      (278)        0
tax
Net income                  $  3,429  $  6,900  $  3,679  $ 10,000

Income (loss) per share:
From continuing operations  $   0.28  $   0.52  $   0.29  $   0.73
From discontinued
operation                       0.00      0.02      0.01      0.05
Extraordinary loss, net of
tax                            (0.02)      -       (0.02)      -
Net income                  $   0.26  $   0.54  $   0.28  $   0.78

Dividends per share         $   0.10  $  $0.10  $   0.20  $   0.20

Weighted average number of
 common shares outstanding    13,142    12,759    13,087    12,740

                SPX CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (000s omitted)

                                                       (Unaudited)
                                                     Six Months Ended
                                                          June 30
                                                      1995       1994
Cash flows from operating activities:
Income from continuing operations                  $   3,773   $   9,326
Adjustments to reconcile net income (loss) to net
 cash from continuing operating activities -
Depreciation and amortization                         22,186      19,838
(Earnings) from equity interests                      (2,331)     (1,051)
Decrease in net deferred income tax assets,
refunds and liabilities                               10,040      (1,549)
Increase in receivables                               (8,410)    (30,224)
Increase in inventories                              (16,284)     (5,313)
Decrease in prepaid and other current assets           1,828       8,426
Increase in accounts payable                             720       7,302
Increase (decrease) in accrued liabilities             3,886      (8,162)
Increase (decrease) in income taxes payable            1,542      (8,023)
(Increase) decrease in other assets                    3,697      (4,012)
Increase (decrease) in long-term liabilities          (1,368)        724
Other, net                                             5,820       1,577
Net cash provided (used) by continuing
  operating activities                             $  25,099   $ (11,141)
Income from discontinued operation                 $     184   $     674
Adjustments to reconcile net income to net
   cash from discontinued operating activities -
Net (increase) decrease in net assets
  of discontinued operation                           (2,259)      1,688
Net cash provided (used) by discontinued
  operating activities                             $  (2,075)  $   2,362
Net cash provided (used) by operating activities   $  23,024   $  (8,779)
Cash flows used by investing activities:
Capital expenditures                               $ (18,976)  $ (20,466)
Payments for purchase of business                       -        (39,000)
Net cash used by investing activities              $ (18,976)  $ (59,466)
Cash flows provided (used) by financing
activities:
Net borrowings (payments) under debt agreements    $  13,326  $   3,042
Purchase of senior subordinated notes              $  (9,500)       -
Payment of fees related to debt restructuring          (456)    (33,219)
Dividends paid                                       (2,608)     (2,549)
Net cash provided (used) by financing activities   $    762   $ (32,726)
Net increase (decrease) in cash and temporary
 investments                                       $  4,810   $(100,971)
Cash and temporary investments, beg. of period        9,859     117,843
Cash and temporary investments, end of period      $ 14,669   $  16,872

                SPX CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   JUNE 30, 1995 (Unaudited)

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

2.  Information regarding the company's segments was as follows:

                             Three months      Six months
                            ended June 30     ended June 30
                             1995    1994    1995     1994
                                    (in millions)
Revenues:
 Specialty Service Tools   $ 153.2 $ 146.9 $ 288.9 $ 286.6
 Original Equipment
   Components                140.2   138.9   280.2   273.3
  Total                    $ 293.4 $ 285.8 $ 569.1 $ 559.9
Operating income (loss):
 Specialty Service Tools   $  10.8 $  10.1 $  13.9 $  16.1
 Original Equipment
   Components                 11.0    13.6    20.0    25.1
 General Corporate            (6.2)   (4.8)  (10.8)   (9.4)
  Total                    $  15.6 $  18.9 $  23.1 $  31.8
Capital Expenditures:
 Specialty Service Tools   $   0.9 $   1.4 $   3.9 $   4.2
 Original Equipment
   Components                  3.9     8.6    14.7    14.6
 General Corporate             0.2     0.2     0.4     1.7
  Total                    $   5.0 $  10.2 $  19.0 $  20.5
Depreciation and
Amortization:
 Specialty Service Tools   $   3.9 $   3.7 $   7.7 $   7.7
 Original Equipment
   Components                  6.8     5.8    13.5    11.5
 General Corporate             0.4     0.5     1.0     0.6
  Total                    $  11.1 $  10.0 $  22.2 $  19.8

                             June 30          December 31
                              1995              1994
Identifiable Assets:
 Specialty Service Tools   $ 412.1            $  397.9
 Original Equipment
   Components                384.1               367.9
 General Corporate           149.2               163.2
  Total                    $ 945.4            $  929.0

                SPX CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   JUNE 30, 1995 (Unaudited)

3. In April, the company announced its intention to sell SPX Credit Corporation. This sale is anticipated to occur during the third quarter. Negotiations with interested parties are currently proceeding. These negotiations have not progressed sufficiently to determine whether a gain or loss will be realized on this sale. The company does not believe that the gain or loss on this sale will be material. Proceeds from this sale will be used to reduce debt.

     The results of operations, net of taxes, and the net assets of SPX Credit Corporation are presented in the accompanying consolidated financial statements as a discontinued operation. Consolidated interest expense has been allocated based upon the ratio of the net assets of the discontinued operation to the consolidated capitalization of the company. Income taxes have been allocated to the discontinued operation at approximately 41% of pretax income. No general corporate expenses have been allocated to the discontinued operation. The results of operation of the discontinued operation are not necessarily indicative of the results of operations which may have been obtained had continuing and discontinued operations been operating independently.

     The following summarizes the results of operations and net assets of SPX Credit Corporation for the periods indicated:

                            Three months      Six months
                            ended June 30    ended June 30
                             1995   1994      1995    1994
                                   (in millions)
Revenues                    $ 3.0   $ 3.3   $ 6.1   $ 6.6
Operating income              1.6     1.7     3.2     3.9
Interest expense              1.4     1.3     2.9     2.8
Pretax income               $ 0.2   $ 0.4   $ 0.3   $ 1.1
Provision for income taxes    0.1     0.2     0.1     0.4
Net income                  $ 0.1   $ 0.2   $ 0.2   $ 0.7

                                     June 30        Dec. 31
                                       1995           1994
Lease finance receivables-current     $35.7          $35.0
Other current assets                    0.2            0.1
Lease finance receivables-long term    48.1           47.0
Other noncurrent assets                 0.1            0.1
Current liabilities                    (2.2)          (2.6)
  Net assets                          $81.9          $79.6

Item  2.   Management's  Discussion and Analysis  of  Results  of
Operations and Financial Condition

      The following unaudited information should be read in conjunction with the company's unaudited consolidated financial statements and the related footnotes.

Results  of  Operations - Second Quarter 1995 vs. Second  Quarter
1994


Consolidated:
                                                Three months ended
                                                      June 30,
                                                1995           1994
                                                  (in millions)
Revenues:
Specialty Service Tools............           $  153.2  $  146.9
Original Equipment Components......              140.2     138.9
  Total............................           $  293.4  $  285.8
Operating income (loss):
Specialty Service Tools............           $   10.8  $   10.1
Original Equipment Components......               11.0      13.6
General corporate expense..........               (6.2)     (4.8)
  Total............................           $   15.6  $   18.9

Other expense(income),net..........                 .4      (0.2)
Interest expense,net...............                9.1       8.2
Income before income taxes.........           $    6.1  $   10.9
Provision for income taxes.........                2.5       4.2
Income from continuing operations..           $    3.6  $    6.7
Income from discontinued operation.                0.0        .2
Extraordinary loss, net oftaxes....               (0.2) $     -
Net income.........................           $    3.4  $    6.9

      On the following pages, revenues, operating income and related items are discussed by segment. The following provides explanation of general corporate expenses and other consolidated items that are not allocated to the segments.

     General Corporate expense

      These  expenses  represent  general  unallocated  expenses.
Second quarter of 1995 includes a $1.8 million charge related to early retirement of three officers and severance costs associated with six employees at the corporate office.

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

     Interest Expense, net

      The second quarter 1995 interest expense, net reflects the debt structure in place after the 1994 refinancing. The level of interest expense, $9.1 million, was comparable with interest expense of the third and fourth quarters of 1994. The refinancing was completed during the second quarter of 1994 and included obtaining the $225 million revolving credit facility and issuance of $260 million of senior subordinated notes.

     Provision for Income Taxes

      The second quarter 1995 effective income tax rate was approximately 41%, which reflects the company's current estimated rate for the year.

     Income from discontinued operations

      During the first quarter of 1995, the company announced its intention to sell SPX Credit Corporation. This action is progressing and is expected to be completed during the third quarter of 1995. As a result, the results of operations of SPX Credit Corporation, net of allocated interest and income taxes, are presented as a discontinued operation.

     Extraordinary loss, net of taxes

      Late in the first quarter of 1995, the company began to repurchase some of its 11 3/4% senior subordinated notes. These notes have been purchased in the market at a premium and this premium, net of income taxes, is included as the extraordinary loss. During the second quarter of 1995, $6 million of notes were purchased at a premium of $338,000.


Specialty Service Tools:
                                         Three months ended
                                              June 30,
                                          1995        1994
                                           (in millions)
Revenues.............................   $  153.2   $  146.9
Gross Profit.........................       50.4       49.0
  % of revenues......................       32.9%      33.3%
Selling, general & administrative....       38.4       37.5
  % of revenues......................       25.1%      25.5%
Goodwill/intangible amortization.....        1.4        1.4
(Earnings) from equity interests.....       (0.2)       0.0
Operating income.....................   $   10.8   $   10.1

     Revenues

      Second quarter 1995 revenues increased $6.3 million, or 4.3%, from the second quarter of 1994. The primary reasons for the increase were continued strength in the base specialty service tool sales including electronic and mechanical program tools and dealer equipment. Additionally, sales of hydraulic tools continue to be strong and are up significantly over last year.

      The above increases in revenue levels were offset somewhat by lower European revenues and lower revenues from refrigerant recycling and recovery equipment. Also negatively impacting sales of engine diagnostic equipment in the first six months of 1995 was the effect of market uncertainties associated with delays in state emission testing programs. Sales of engine diagnostic and gas emission testing equipment are closely related.

     Gross Profit

     Second quarter 1995 gross profit as a percentage of revenues ("gross margin") of 32.9% was lower than the 33.3% gross margin in 1994. The decrease in the gross margin was primarily a result of product mix. In addition, refrigerant recycling and recovery equipment sales, which have higher gross margins, were lower in the second quarter of 1995.

     Selling, General and Administrative ("SG&A")

     Second quarter 1995 SG&A expense was $38.4 million, or 25.1% of revenues, compared to $37.5 million, or 25.5% of revenues, in 1994. Second quarter 1995 SG&A compares favorably to last year as a percentage of revenues as benefits of cost reduction programs are being realized. Some additional administrative costs are being incurred to facilitate further cost reductions.

     Goodwill/Intangible Amortization

       Noncash  goodwill  and  intangible  amortization   results
primarily from excess purchase price over fair value of assets in acquisitions.

     (Earnings) from equity interests

      Represents the equity earnings of JATEK, a 50% owned joint venture in Japan. JATEK's business was very slow in the first half of 1994 reflecting economic conditions in Japan. The second quarter of 1995 reflects the continued improvement in results that began in the last half of 1994.

     Operating Income

      1995 second quarter operating income of $10.8 million was higher than second quarter 1994 operating income of $10.1 million. This increase was due to the increased revenue level mitigated by the lower gross margins that were due, principally, to product mix.


Original Equipment Components:
                                        Three months ended
                                             June 30,
                                        1995        1994
                                         (in millions)
Revenues...........................   $  140.2    $  138.9
Gross Profit.......................       18.1        20.9
  % of revenues....................       12.9%       15.0%
Selling, general & administrative..        7.5         7.5
  % of revenues....................        5.3%        5.4%
Goodwill/intangible amortization...        0.9         0.5
Minority interest (income).........       (0.4)       (0.2)
(Earnings) from equity interests...       (0.9)       (0.5)
Operating income...................   $   11.0    $   13.6

     Revenues

      Second quarter 1995 revenues were up $1.3 million, or 1.0%, over second quarter 1994 revenues. The increase was attributable to continued increases in solenoid valve sales, higher European revenues principally resulting from the translation effect of the weaker U.S. dollar, and increased die-casting metal costs passed on to customers. The increased die-casting metal prices are tied to the market prices for the metal and do not effect profitability as the company's cost rises by the same amount. The second quarter revenues were reduced by the loss of hydraulic valve train business with a major customer and by the loss of sales associated with the January sale of the company's export aftermarket distribution business.

      The domestic original equipment automotive and light truck market and the automotive aftermarket continued to be strong, which contributed to the continuing strong overall revenue level.
Europe's automotive industry continues to improve.

     Gross Profit

      Second quarter 1995 gross margin of 12.9% compares  to  the
second  quarter  1994  gross margin of  15.0%.   Several  factors
contributed to this decrease as follows:

    The previously mentioned metal cost and pricing pass through to customers reduced gross margins as the increase in revenues equals the increase in costs.

    The valve train business has incurred lost production and downsizing costs due to the loss of hydraulic valve train business with a major customer. Replacement business demand has been slower than originally anticipated, resulting in additional unabsorbed manufacturing costs.

     SP Europe incurred additional costs associated with the ongoing process to achieve profitability.

      The die-casting facilities incurred incremental costs associated with product changeovers at one its manufacturing facilities.

     Selling, General and Administrative ("SG&A")

      SG&A was $7.5 million, or 5.3% of revenues, in the second quarter of 1995 compared to $7.5 million, or 5.4% of revenues, in 1994. This reflects the segment's continuing cost containment efforts as the dollar amounts of SG&A in the comparative quarters are essentially the same.

     Goodwill/Intangible Amortization

      Goodwill and intangible amortization was a result of the excess purchase price over the fair value of assets recorded upon the acquisition of 51% of SPT at the end of 1993. Second quarter 1994 goodwill and intangible amortization was lower than the second quarter of 1995 as the company was recording income related to negative goodwill associated with SP Europe. This reversal of negative goodwill was completed at the end of the second quarter of 1994. The second quarter 1995 expense was comparable with the third and fourth quarters of 1994.

     Minority interest (income)

      This reflects the 30% partner's minority interest in the results of SP Europe. SP Europe continued to incur significant losses in the second quarter of 1995. The company continues to reconfigure SP Europe's operations in order to achieve profitability. The second quarter of 1995 results of SP Europe include additional costs to change manufacturing processes to improve operating results.

     (Earnings) from equity interests

      Earnings from equity interests include the company's share of earnings or losses in RSV, Promec, IBS Filtran and Allied Ring Corporation ("ARC"). The increase in second quarter 1995 earnings from equity interests over the second quarter of 1994 was due to continued profitability at Promec and improved profitability at IBS Filtran and ARC. RSV's losses were comparable to the second quarter of 1994 as this unit continues through its development phase.

     Operating Income

      Second quarter 1995 operating income was $11.0 million compared to $13.6 million in the second quarter of 1994. The $2.6 million decrease was attributable to the die-casting product changeovers, the impact of the loss of hydraulic valve train business with a major customer and incremental process costs incurred at SP Europe.

Results  of Operations - First Six Months of 1995 vs.  First  Six
Months of 1994


Consolidated:
                                       Six months ended
                                           June 30,
                                        1995      1994
                                        (in millions)
Revenues:
Specialty Service Tools............    $ 288.9   $ 286.6
Original Equipment Components......      280.2     273.3
  Total............................    $ 569.1   $ 559.9
Operating income (loss):
Specialty Service Tools............    $  13.9   $  16.1
Original Equipment Components......       20.0      25.1
General corporate expense..........      (10.8)     (9.4)
  Total............................    $  23.1   $  31.8

Other expense (income), net........       (1.6)     (0.4)
Interest expense, net..............       18.3      16.9
Income before income taxes.........    $   6.4   $  15.3
Provision for income taxes.........        2.6       6.0
Income from continuing operations..    $   3.8   $   9.3
Income from discontinued operation.        0.2        .7
Extraordinary loss, net of taxes...       (0.3)       -
Net income.........................    $   3.7   $  10.0

Capital expenditures...............    $  19.0   $  20.5
Depreciation and amortization......       22.2      19.8

      On the following pages, revenues, operating income and related items are discussed by segment. The following provides explanation of general corporate expenses and other consolidated items that are not allocated to the segments.

     General Corporate expense

      These expenses represent general unallocated expenses. The first six months of 1995 includes a $1.8 million charge related to early retirement of three officers and severance costs associated with six employees at the corporate office.

     Other expense (income), net

      Represents expenses not included in the determination of operating results, including gains or losses on currency exchange, translation gains or losses due to translation of financial statements in highly inflationary countries, the fees incurred on the sale of accounts receivable under the company's accounts receivable securitization program, gains or losses on the sale of fixed assets and unusual non-operational gains or losses. In the first quarter of 1995, a $1.5 million gain was recorded on the sale of the company's aftermarket export distribution business. 1994 annual revenues of this business were approximately $14 million. Prospectively, the company will sell the products previously sold through this business to the buyer rather than directly to the aftermarket.

     Interest Expense, net

      The first six months of 1995 interest expense, net reflects the debt structure in place after the 1994 refinancing. The level of interest expense, $18.3 million, was comparable with interest expense of the third and fourth quarters of 1994. The refinancing was completed during the second quarter of 1994 and included obtaining the $225 million revolving credit facility and issuance of $260 million of senior subordinated notes.

     Provision for Income Taxes

      The first six months 1995 effective income tax rate was approximately 41%, which reflects the company's current estimated rate for the year.

     Income from Discontinued Operation

      During the first quarter of 1995, the company announced its intention to sell SPX Credit Corporation. This action is progressing and is expected to be completed during the third quarter of 1995. As a result, the results of operations of SPX Credit Corporation, net of allocated interest and income taxes, are presented as a discontinued operation. The first six months of 1995 results are lower than 1994 due to higher costs associated with repossessed leases.

     Extraordinary loss, net of taxes

      Late in the first quarter of 1995, the company began to repurchase some of its 11 3/4% senior subordinated notes. These notes have been purchased in the market at a premium and this premium, net of income taxes, is included as the extraordinary loss. During the first six months of 1995, $9.5 million of notes were purchased at a premium of $456,000.


Specialty Service Tools:
                                         Six months ended
                                             June 30,
                                         1995        1994
                                          (in millions)
Revenues.............................  $  288.9   $  286.6
Gross Profit.........................      93.2       94.9
  % of revenues......................      32.3%      33.1%
Selling, general & administrative....      76.9       76.1
  % of revenues......................      26.6%      26.6%
Goodwill/intangible amortization.....       2.7        2.6
(Earnings) from equity interests.....      (0.3)       0.1
Operating income.....................  $   13.9   $   16.1

Capital expenditures.................  $    3.9   $    4.2
Depreciation and amortization........       7.7        7.7

                                      June 30, 1995  December  31,1994
                                             (in millions)
Identifiable assets.................. $    412.1        $    397.9

     Revenues

      First six months 1995 revenues increased $2.3 million, or 1.0%, from the first six months of 1994. The primary reasons for the increase were continued strength in the base specialty service tool sales including electronic and mechanical program tools and dealer equipment. Additionally, sales of hydraulic tools continue to be strong and are up significantly over last year.

      The above reasons for the increased revenue levels were mitigated by lower European revenues, particularly gas emission equipment in Germany, and lower revenues from refrigerant recycling and recovery equipment. Also negatively impacting sales of engine diagnostic equipment in the first six months of 1995 was the effect of market uncertainties associated with delays in state emission testing programs. Sales of engine diagnostic and gas emission testing equipment are closely related.

     Gross Profit

      First six months of 1995 gross profit as a percentage of revenues ("gross margin") of 32.3% was lower than the 33.1% gross margin in 1994. The decrease in the gross margin was primarily a result of product mix. First six months of 1995 sales of electronic service tools consisted of a greater percentage of purchased product which carry a lower gross margins than manufactured product. In addition, refrigerant recycling and recovery equipment sales, which have higher gross margins, were lower in the first six months of 1995.

     Selling, General and Administrative ("SG&A")

      First six months of 1995 SG&A expense was $76.9 million, or 26.6% of revenues, compared to $76.1 million, or 26.6% of revenues, in 1994. 1995 SG&A compares favorably to 1994 after noting that 1995 research and development costs in 1995 exceeded 1994 by $1.7 million and that 1995 SG&A included a $1.1 million charge for downsizing severance costs at the Automotive Diagnostics division during the first quarter. The additional $1.7 million in R&D spending was attributable to development of the newer gas emissions testing products and hand-held diagnostic equipment which are planned to be sold over the balance of the year. The downsizing at Automotive Diagnostics involved approximately 140 people and addressed delays in the state vehicle emissions testing programs as well as additional cost reductions to improve future profitability at the unit.

     Goodwill/Intangible Amortization

       Noncash  goodwill  and  intangible  amortization   results
primarily from excess purchase price over fair value of assets in acquisitions.

     (Earnings) from equity interests

      Represents the equity (earnings) or losses of JATEK, a 50% owned joint venture in Japan. JATEK's business was very slow in the first half of 1994 reflecting economic conditions in Japan. The first six months of 1995 reflects the continued improvement in results that began in the last half of 1994.

     Operating Income

      1995 first six months operating income of $13.9 million was lower than first six months of 1994 operating income of $16.1 million. Before the effect of the increased research and development spending and the Automotive Diagnostics' severance charge ($2.8 million combined), the lower gross margins were virtually offset by reduced SG&A expenses.

     Capital Expenditures

       First six months of 1995 capital expenditures were comparable to the first six months of 1994 capital expenditures. The company continues to invest in manufacturing capability and systems to better support customers. Full year 1995 capital expenditures are expected to approximate $8 million.

     Identifiable Assets

     Identifiable assets at June 30, 1995 increased approximately $14 million from year-end 1994. The increase was predominately accounts receivable and inventories. The increase in accounts receivable was a result of higher revenues in the second quarter 1995 compared to the fourth quarter of 1994. Days sales outstanding in accounts receivable are approximately 65 to 70 days for the segment. The increase in inventories was a result of delays in state emissions testing programs and the normal buildup of inventory to support higher business activity.


Original Equipment Components:
                                         Six months ended
                                             June 30,
                                       1995           1994
                                           (in millions)
Revenues...........................  $   280.2    $   273.3
Gross Profit.......................       33.8         39.7
  % of revenues....................       12.1%        14.5%
Selling, general & administrative..       15.2         15.3
  % of revenues....................        5.4%         5.6%
Goodwill/intangible amortization...        1.8          0.8
Minority interest (income).........       (1.2)        (0.4)
(Earnings) from equity interests...       (2.0)        (1.1)
Operating income...................  $    20.0    $    25.1

Capital expenditures...............  $    14.7    $    14.6
Depreciation and amortization......       13.5         11.5

                                     June 30, 1995  December  31,1994
                                            (in millions)
Identifiable assets................  $   384.1         $   367.9

     Revenues

      First six months of 1995 revenues were up $6.9 million, or 2.5%, over first six months of 1994 revenues. The increase was attributable to continued increases in solenoid valve sales, higher European revenues principally resulting from the translation effect of the weaker U.S. dollar, and increased die-casting metal costs passed on to customers. The increased die-casting metal prices are tied to the market prices for the metal and do not effect profitability as the company's cost rises by the same amount. The first six months of 1995 revenues were reduced by the loss of hydraulic valve train business with a major customer and by the loss of sales associated with the January sale of the company's export aftermarket distribution business.

      The domestic original equipment automotive and light truck market and the automotive aftermarket continued to be strong, which contributed to the continuing strong overall revenue level. Europe's automotive industry continues to improve. The company expects overall revenues to continue at relatively high levels for the balance of 1995.

     Gross Profit

      First six months of 1995 gross margin of 12.1% compares  to
the  first  six  months of 1994 gross margin of  14.5%.   Several
factors contributed to this decrease as follows:

    The previously mentioned metal cost and pricing pass through to customers reduced gross margins as the increase in revenues equals the increase in costs.

      During   the   first   quarter,  the   company   purchased
  approximately $6 million of inventory from an aftermarket customer and began to package this inventory for the customer. The inventory is anticipated to be resold over the next twelve months at normal margins. A $1.2 million charge was taken to record this inventory at the company's standard inventory cost.

     The valve train business has incurred lost production and downsizing costs due to the loss of hydraulic valve train business with a major customer. Replacement business demand has been slower than originally anticipated, resulting in additional unabsorbed manufacturing costs.

     SP Europe recorded approximately $1.0 million in severance charges during the first six months and incurred additional costs associated with the ongoing process to achieve profitability.

      The die-casting facilities incurred incremental costs associated with product changeovers at one its manufacturing facilities.

     Selling, General and Administrative ("SG&A")

      SG&A was $15.2 million, or 5.4% of revenues, in the first six months of 1995 compared to $15.3 million, or 5.6% of revenues, in 1994. This reflects the segment's continuing cost containment efforts as the dollar amounts of SG&A in the comparative quarters are essentially the same.

     Goodwill/Intangible Amortization

      Goodwill and intangible amortization was a result of the excess purchase price over the fair value of assets recorded upon the acquisition of 51% of SPT at the end of 1993. First six months of 1994 goodwill and intangible amortization is lower than the first six months of 1995 as the company was recording income related to negative goodwill associated with SP Europe. This reversal of negative goodwill was completed at the end of the second quarter of 1994. The first six months of 1995 expense was comparable with the third and fourth quarters of 1994.

     Minority interest (income)

      This reflects the 30% partner's minority interest in the results of SP Europe. SP Europe continued to incur significant losses in the first half of 1995. The company continues to reconfigure SP Europe's operations in order to achieve profitability. SP Europe's first six months of 1995 included a $1.0 million severance charge and additional costs necessary to change manufacturing processes to improve operating results.

     (Earnings) from equity interests

      Earnings from equity interests include the company's share of earnings or losses in RSV, Promec, IBS Filtran and Allied Ring Corporation ("ARC"). The increase in first six months of 1995 earnings from equity interests over the first six months of 1994 was due to continued profitability at Promec and improved profitability at IBS Filtran and ARC. RSV's losses were comparable to the first half of 1994 as RSV continues through its development phase.

     Operating Income

      First six months 1995 operating income was $20.0 million compared to $25.1 million in the first six months of 1994. The $5.1 million decrease includes the $1.2 million charge associated with the inventory purchase from the aftermarket customer and the $1.0 million of severance costs recorded at SP Europe. The balance of the reduction in operating profit was attributable to the die-casting product changeovers, the impact of the loss of hydraulic valve train business with a major customer and incremental process costs incurred at SP Europe.

     Capital Expenditures

      Capital expenditures in the first six months of 1995 were $14.7 million and $14.6 million in the first six months of 1994. Significant capital improvements were in process during late 1994 and carried over into the first six months of 1995. These projects include an additional solenoid valve assembly line, additional die-casting capacity for high strength heat treated aluminum die-castings for air bag steering columns and additional automated cylinder sleeve casting and machining capacity to meet the demand for aluminum block engine liners. Capital expenditures for 1995 are expected to approximate $22 million, and as such, will be significantly lower during the last half of 1995.

     Identifiable Assets

     Identifiable assets increased approximately $16 million from year-end 1994. The increase was attributable to higher inventory ($6 million), higher accounts receivable ($7 million), and the significant capital expenditures for the first half. The higher inventory was attributable to anticipated third quarter demand as well as the purchase of inventory from an aftermarket customer for packaging to be performed by the company in the future. The higher accounts receivable are due to higher revenue activity in the second quarter compared to the fourth quarter of 1994. As the normal cycle of business activity subsides later in the year, the accounts receivable and inventory levels should decrease.

Factors That May Affect Future Results

Impact of the Clean Air Act and Other Environmental Regulations - During the first half of 1995, many delays by states in implementing Federally mandated emissions testing programs occurred. These delays or modifications in the state programs reduced the company's expected revenues from vehicle emissions testing equipment in the first half of 1995. While uncertainties still exist as to when the states will proceed with these emissions testing programs, the company believes that the states will begin implementation within the next few quarters. At that time, the company should share in a significant portion of this substantial market.

Equity Offering - During April of 1995, the company announced its intention to file a Shelf Registration Statement with the U.S. Securities and Exchange Commission to offer additional equity when the company believes that market conditions are appropriate. At this time, due to the current market valuation, the company has delayed this filing. Should the equity offering occur, it is intended that the proceeds from the offering would be used to reduce the company's debt. At this time, no date, number of shares or targeted share price has been established for such action.

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

      As a result of the company's acquisition activity in 1993, the company is highly leveraged. This financial leverage requires management to focus on cash flows to meet higher interest costs and to maintain dividends. Management believes that operations and the borrowing arrangements established in 1994 will be sufficient to supply the near term funds needed by the company.


     Cash Flow

                                   Six months ended June 30,
                                   1995                1994
                                         (in millions)
     Cash flow from:
       Operating activities......  $    23.0      $    (8.8)
       Investing activities......      (19.0)         (59.5)
       Financing activities......        0.8          (32.7)
        Net Cash Flow............  $     4.8      $  (101.0)

      Cash flow from operating activities in the first half of 1995, $23.0 million, compares favorably with the first half of 1994, an $8.8 million outflow. The first half 1995 cash flow from operating activities reflects the seasonal increase in working capital, offset by a $9.7 million tax refund received. Accounts receivable and inventory levels tend to be high at the end of the second quarter due to increased business activity.

     Cash flow from investing activities during the first half of 1995 represents the significant capital expenditures, $19.0 million, to expand production capacity, particularly within the Original Equipment Components segment. Capital expenditures will be lower during the remaining half of 1995 and should approximate $30 million for the year. During the first half of 1994, the company paid Riken Corporation $39 million for the 1993 acquisition of 49% of SPT.

     Cash flow from financing activities during the first half of 1995 reflects the company's quarterly dividend payment and modest borrowings. During the first half of 1994, cash flow from financing activities included the payment of approximately $33 million of fees related to the debt refinancing.


     Capitalization                        June 30,    December 31,
                                              1995          1994
                                                 (in millions)
Notes payable and current maturities
 of long-term debt.....................   $    1.8       $    1.1
Long-term debt.........................      417.2          414.1
  Total debt...........................   $  419.0       $  415.2
Shareholders'equity....................      166.3          158.7
Total capitalization...................   $  585.3       $  573.9
Total debt to capitalization ratio.....       71.6%          72.3%

      At June 30, 1995, the following summarizes the debt outstanding and unused credit availability:

                                Total        Amount     Unused Credit
                              Commitment   Outstanding  Availability
                                          (in millions)
Revolving credit............  $    225.0  $    137.0  $    71.6(a)
Swingline loan facility.....         5.0         -          5.0
Senior subordinated notes...       250.5       250.5        -
Industrial revenues bonds...        15.1        15.1        -
Other.......................        19.0        16.4        2.6
  Total debt................  $    514.6  $    419.0  $    79.2

     (a) Decreased by $16.4 million of facility letters of credit outstanding at June 30, 1995 which reduce the unused credit availability.

       The company is required to maintain compliance with restrictive covenants contained in the revolving credit agreement, as amended, and the senior subordinated note indenture. Under the most restrictive of these covenants, the company is required to:

     Maintain a leverage ratio, as defined, of 78% or less. The leverage ratio at June 30, 1995 was 73%.

     Maintain an interest expense coverage ratio, as defined, of 2.25:1 or greater. The interest expense coverage ratio as of June 30, 1995 was 2.29:1.

     Maintain a fixed charge coverage ratio, as defined, of 1.75:1 or greater. The company's fixed charge coverage ratio as of June 30, 1995 was 1.80:1.

     Starting with the second quarter of 1995, limit dividends paid during the preceding twelve months to 10% of operating income plus depreciation and amortization (EBITDA) for the twelve month period. Dividends paid for the twelve month period ended June 30, 1995 were $5.6 million and 10% of EBITDA for the period was $9.7 million.

      At March 31, 1995, the company obtained an amendment to the
revolving  credit  agreement  to  adjust  the  interest   expense
coverage ratio covenant from 2.5:1 to 2.25:1 at June 30, 1995 and September 30, 1995.

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

        (15)        None.

        (18)        None.

        (19)        None.

        (20)        None.

        (22)        None.

        (23)        None.

        (24)        None.

        (27)        Financial data schedule.

        (99)        None.

    (b) Reports on Form 8-K

         The company, on June 28, 1995, filed Form 8-K which provided the information regarding the resignation of its Chief
Executive Officer.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SPX CORPORATION
                                 (Registrant)



Date:   July  26, 1995                  By  /s/  Charles E.Johnson II
                                                 Chairman and
                                                 Chief Executive Officer


Date:   July  26, 1995                  By  /s/  William  L. Trubeck
                                                 Senior Vice President,
                                                 Finance, and Chief
                                                 Financial and Accounting
                                                 Officer