Form 10-Q
period 1995-09-30
SPX CORP
filed 1995-11-03
CIK 88205

F O R M  1 0 - Q


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


          (X)  QUARTERLY REPORT PURSUANT TO SECTION  13
          OR  15(d) OF THE SECURITIES EXCHANGE  ACT  OF 1934

      For the quarterly period ended September 30, 1995

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


                                        Yes   X     No



    Common shares outstanding October 27, 1995 -- 14,172,731

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                SPX CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS
                         (000s omitted)

                                              (Unaudited)
                                        September 30  December 31
                                            1995         1994
ASSETS
 Current assets:
 Cash and temporary investments           $  20,845   $   9,859
 Receivables                                143,770     128,529
 Inventories                                162,283     151,821
 Deferred income tax asset and refunds       38,479      55,843
 Prepaid and other current assets            16,034      25,148
 Total current assets                     $ 381,411   $ 371,200
 Net assets of discontinued operation
                                                  -      79,596
 Investments                                 18,436      16,363
 Property, plant and equipment, at cost     428,603     408,236
 Accumulated depreciation                 $(214,346)  $(193,450)
  Net property, plant and equipment
                                          $ 214,257   $ 214,786
 Costs in excess of net assets of
  businesses acquired                       193,932     199,145
 Other assets                                42,870      47,954
 Total assets                             $ 850,906   $ 929,044

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable and current maturities
  of long-term debt
                                          $   2,397   $   1,133
 Accounts payable                            77,029      82,947
 Accrued liabilities                        138,675     132,073
 Income taxes payable                         6,584       3,100
 Total current liabilities                $ 224,685   $ 219,253
 Long-term liabilities                      116,615     120,641
 Deferred income taxes                       23,478      16,376
 Long-term debt                             319,126     414,082
 Shareholders' equity:
 Common stock                             $ 158,051   $ 156,478
 Paid in capital                             56,602      58,072
 Retained earnings                           30,485      29,411
                                          $ 245,138   $ 243,961
 Common stock held in treasury             (50,000)    (50,000)
 Unearned compensation                     (26,410)    (31,073)
 Minority interest                          (4,767)     (3,278)
 Cumulative translation adjustments           3,041       (918)
 Total shareholders' equity               $ 167,002   $ 158,692
 Total liabilities and shareholders'      $ 850,906   $ 929,044

                 SPX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (In thousands of dollars except per share amounts)
                         (Unaudited)

                              Three months       Nine months
                                  ended             ended
                              September 30       September 30
                              1995     1994      1995       1994
Revenues                    $268,790  $249,805  $837,935  $809,696
Costs and expenses
 Cost of products sold       205,038   187,147   647,137   612,276
 Selling, general and admin   47,054    48,024   150,062   149,076
 Goodwill/Intangible amort.    2,252     2,296     6,761     5,688
Minority interest (income)      (240)     (750)   (1,489)   (1,200)
Earnings from equity
interests                       (972)     (652)   (3,303)   (1,703)
Operating income from
 continuing operations      $ 15,658  $ 13,740  $ 38,767   $45,559
Other expense (income),net      (311)     (809)   (1,939)   (1,236)
Interest expense, net          8,892     9,129    27,245    26,099
Income before income taxes  $  7,077  $  5,420  $ 13,461   $20,696
Provision for income taxes     2,873     2,388     5,484     8,338
Income from continuing
  operations                $  4,204  $  3,032  $  7,977   $12,358
Discontinued operation:
  Income (loss) from discontinued
 operation, net of tax      $    (44) $    168  $    140   $   842
Loss on sale, net of tax    $ (2,987)           $ (2,987)
Income (loss)from
discontinued operation      $ (3,031) $    168  $ (2,847)  $   842
Income before
 extraordinary loss         $  1,173  $  3,200  $  5,130   $13,200
Extraordinary loss,
 net of tax                     (471)        0      (749)        0
Net income                  $    702  $  3,200  $  4,381   $13,200

Income (loss) per share:
From continuing operations  $   0.32  $   0.24  $   0.61   $  0.97
From discontinued
operation                      (0.23)     0.01     (0.22)     0.06
Extraordinary loss,
 net of tax                    (0.04)              (0.06)
Net income                  $   0.05  $   0.25  $   0.33   $  1.03

Dividends per share         $   0.10  $   0.10  $   0.30   $  0.30

Weighted average number of
 common shares outstanding    13,203    12,828    13,125    12,775

                SPX CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (000s omitted)
                         (Unaudited)

                                                  Nine Months Ended
                                                     September 30
                                                    1995      1994
Cash flows from operating activities:
Net income                                        $  4,381   $ 13,200
Adjustments to reconcile net income to net
   cash from operating activities -
Depreciation and amortization                       33,483     29,057
(Earnings) from equity interests                    (3,303)    (1,703)
Decrease (increase) in net deferred income tax
assets, refunds and liabilities                     24,972    (1,493)
(Increase) in receivables                          (10,104)   (13,754)
(Increase) in inventories                          (10,462)    (4,273)
Decrease in prepaid and other current assets         9,114     10,445
Decrease in net assets of discontinued operation     1,276      1,863
Increase (decrease) in accounts payable             (5,918)     6,678
Increase (decrease) in accrued liabilities           6,602    (11,341)
Increase (decrease) in income taxes payable          3,484     (8,226)
(Increase) decrease in other assets                  2,750     (4,324)
Increase (decrease) in long-term liabilities        (4,026)       458
Other, net                                           8,748      5,740
Net cash provided by operating activities         $ 60,997   $ 22,327
Cash flows provided (used) by investing
activities:
Capital expenditures                              $(24,319)  $(28,478)
Proceeds from sale of SPX Credit Corporation        73,183          -
Payments for purchase of business                        -    (39,000)
Net cash provided (used) by investing activities  $ 48,864   $(67,478)
Cash flows used by financing activities:
Net payments under debt agreements                $(69,012)  $(12,391)
Purchase of senior subordinated notes              (24,680)         -
Payment of fees related to debt restructuring       (1,255)   (34,008)
Dividends paid                                      (3,928)    (3,826)
Net cash used by financing activities             $(98,875)  $(50,225)
Net increase (decrease) in cash and temporary
 investments                                      $ 10,986   $(95,376)
Cash and temporary investments, beg. of period       9,859    117,843
Cash and temporary investments, end of period     $ 20,845   $ 22,467

                SPX CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 SEPTEMBER 30, 1995 (Unaudited)

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

2. Information regarding the company's segments was as follows:

                              Three months   Nine months
                                ended            ended
                              September 30    September 30
                             1995     1994   1995      1994
                                    (in millions)
Revenues:
 Specialty Service Tools    $147.7   $126.2  $436.6   $412.8
 Original Equipment
   Components                121.1    123.6   401.3    396.9
 Total                      $268.8   $249.8  $837.9   $809.7
Operating income (loss):
 Specialty Service Tools    $ 11.7   $  7.6  $ 25.6   $ 23.7
 Original Equipment
  Components                   8.4     11.7    28.4     36.8
 General Corporate            (4.4)    (5.6)  (15.2)   (14.9)
  Total                     $ 15.7   $ 13.7  $ 38.8   $ 45.6
Capital Expenditures:
 Specialty Service Tools    $  1.1   $  2.1  $  5.0   $  6.3
 Original Equipment
  Components                   4.2      5.8    18.9     20.4
 General Corporate             0.0      0.1     0.4      1.8
  Total                     $  5.3   $  8.0  $ 24.3   $ 28.5
Depreciation and
Amortization:
 Specialty Service Tools    $  3.7   $  3.8  $ 11.4   $ 11.5
 Original Equipment
  Components                   6.8      5.6    20.3     17.1
 General Corporate             0.8      0.0     1.8      0.5
  Total                     $ 11.3   $  9.4  $ 33.5   $ 29.1

                           September 30   December 31
                             1995            1994
Identifiable Assets:
 Specialty Service Tools   $ 408.8          $ 397.9
 Original Equipment
  Components                 379.8            367.9
 General Corporate            62.3            163.2
  Total                    $ 850.9          $ 929.0

                SPX CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 SEPTEMBER 30, 1995 (Unaudited)

3. On September 29, 1995, the company ceased operations of SPX Credit Corporation and sold the majority of its lease financing receivables to Textron Financial Corporation ("TFC"), a subsidiary of Textron Inc. The leases were sold for approximately $73 million. The company recorded a $3.0 million aftertax loss ($4.8 million pretax) on the sale of the lease receivables and on costs associated with closing the leasing operation. Proceeds from the sale of the lease receivables were used to reduce a portion of the company's debt.

     TFC will provide SPX customers with financing previously provided by SPX Credit Corporation. SPX's agreement with TFC includes provisions for the company to repurchase equipment resulting from future lease defaults. The company has accrued for the cost and losses that are anticipated in connection with expected repurchases. Such losses are mitigated by the company reselling this repurchased equipment. Prospectively, losses incurred on these repurchases are not expected to have a significant impact on the company's results of operations.

     The results of operations, net of taxes, and the net assets of SPX Credit Corporation are presented in the accompanying consolidated financial statements as a discontinued operation through the end of the third quarter of 1995. Consolidated interest expense has been allocated based upon the ratio of the net assets of the discontinued operation to the consolidated capitalization of the company. Income taxes have been allocated to the discontinued operation at approximately 41% of pretax income. No general corporate expenses have been allocated to the discontinued operation. The results of the discontinued operation are not necessarily indicative of the results of operations which may have been obtained had continuing and discontinued operations been operating independently.

     The following summarizes the results of operations and net assets of SPX Credit Corporation for the periods indicated:

                            Three           Nine
                         months ended    months ended
                           Sept. 30        Sept. 30
                          1995   1994    1995    1994
                                (in millions)
Revenues                  $ 3.1   $ 3.2   $ 9.2  $ 9.8
Operating income            1.5     1.7     4.6    5.6
Interest expense            1.5     1.4     4.4    4.2
Pretax income             $   -   $ 0.3   $ 0.2  $ 1.4
Provision for income
 taxes                        -     0.1     0.1    0.6
Net income                $   -   $ 0.2   $ 0.1  $ 0.8

                                         Dec. 31
                                           1994
Lease finance receivables-current        $ 35.0
Other current assets                        0.1
Lease finance receivables-long term        47.0
Other noncurrent assets                     0.1
Current liabilities                        (2.6)
  Net assets                             $ 79.6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS  OF
OPERATIONS AND FINANCIAL CONDITION

      The following unaudited information should be read  in
conjunction   with  the  company's  unaudited   consolidated
financial statements and the related footnotes.

CONSOLIDATED - Results of Operations:

                                 Three months ended      Nine months ended
                                     September 30,         September 30,
                                     1995      1994        1995      1994
                                               (in millions)
Revenues:
Specialty Service Tools............$ 147.7   $ 126.2      $ 436.6   $ 412.8
Original Equipment Components......  121.1     123.6        401.3     396.9
  Total............................$ 268.8   $ 249.8      $ 837.9   $ 809.7
Operating income (loss):
Specialty Service Tools............$  11.7   $   7.6      $  25.6   $  23.7
Original Equipment Components......    8.4      11.7         28.4      36.8
General corporate expense..........   (4.4)     (5.6)       (15.2)    (14.9)
  Total............................$  15.7   $  13.7      $  38.8   $  45.6
Other expense (income), net........   (0.3)     (0.8)        (1.9)     (1.2)
Interest expense, net..............    8.9       9.1         27.2      26.1
Income before income taxes.........$   7.1   $   5.4      $  13.5   $  20.7
Provision for income taxes.........    2.9       2.4          5.5       8.3
Income from continuing operations..$   4.2   $   3.0      $   8.0   $  12.4
Income (loss) from discontinued
  operation........................   (3.0)  $    .2         (2.9)       .8
Extraordinary loss, net of taxes...   (0.5)  $     -         (0.7)        -
Net income.........................$    .7   $   3.2      $   4.4   $  13.2

Capital expenditures...............                       $  24.3   $  28.5
Depreciation and amortization......                          33.5      29.1

      On the following pages, revenues, operating income and related items are discussed by segment. The following provides explanation of general corporate expenses and other consolidated items that are not allocated to the segments.

Third Quarter 1995 vs. Third Quarter 1994

     General Corporate expense

      These expenses represent general unallocated expenses.
The reduction in the third quarter of 1995 from 1994 was attributable to cost reductions and lower provisions related to incentive compensation programs.

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

     Interest Expense, net

      The third quarter 1995 interest expense, net reflects the debt structure in place after the 1994 refinancing. The level of interest expense, $8.9 million, was comparable with interest expense of the third and fourth quarters of 1994. The refinancing was completed during the second quarter of 1994 and included obtaining the $225 million revolving credit facility and issuance of $260 million of senior subordinated notes. As interest expense has been allocated to the discontinued operation, the effect of the reduction in debt from the proceeds of the sale of SPX Credit Corporation will not reduce interest expense in the future.

     Provision for Income Taxes

      The third quarter 1995 effective income tax rate was approximately 41%, which reflects the company's current estimated rate for the year.

     Income (loss) from discontinued operations

       During the second quarter of 1995, the company announced its intention to sell SPX Credit Corporation. This action was completed as of September 29, 1995 as a majority of the lease receivables were sold to a third party leasing company and operations of SPX Credit Corporation were terminated. The company's loss on the sale of these lease receivables and costs to close the operation have been recorded as a $3.0 million loss, net of the related tax benefit of 38%. In the future, the buyer of the lease receivables will provide lease financing as an option for certain company customers.

      The results of operations of SPX Credit Corporation, net of allocated interest and income taxes, are presented as a discontinued operation. The third quarter of 1995 results are lower than 1994 due to higher costs associated with repossessed leases.

     Extraordinary loss, net of taxes

     Late in the first quarter of 1995, the company began to repurchase some of its 11 3/4% senior subordinated notes. These notes have been purchased in the market at a premium and this premium, net of income taxes, is included as the extraordinary loss. During the third quarter of 1995, $15.2 million of notes were purchased at a pretax premium of $799,000.

First Nine Months of 1995 vs. First Nine Months of 1994

     General Corporate expense

      The first nine months of 1995 includes a $1.8 million charge related to early retirement of three officers and severance costs associated with six employees at the corporate office. Offsetting this charge was the impact of cost reductions and lower provisions related to incentive compensation programs.

     Other expense (income), net

      In the first quarter of 1995, a $1.5 million gain was recorded on the sale of the company's aftermarket export distribution business. 1994 annual revenues of this business were approximately $14 million. Prospectively, the company will sell the products previously sold through this business to the buyer rather than directly to the aftermarket.

     Interest Expense, net

      The  first  nine months of 1995 interest expense,  net
reflects  the  debt  structure  in  place  after  the   1994
refinancing. The level of interest expense, $27.2 million, was comparable with 1994 interest expense.

     Provision for Income Taxes

      The first nine months 1995 effective income tax rate was approximately 41%, which reflects the company's current estimated rate for the year.

     Income (loss) from Discontinued Operation

      The results of operations of SPX Credit Corporation, net of allocated interest and income taxes, are presented as a discontinued operation. The first nine months of 1995 results are lower than 1994 due to higher costs associated with repossessed leases.

     Extraordinary loss, net of taxes

     During the first nine months of 1995, approximately $25 million of 11 3/4% senior subordinated notes were purchased at a pretax premium of $1,255,000.

SPECIALTY SERVICE TOOLS - Results of Operations:

                                  Three months ended       Nine months ended
                                    September 30,            September 30,
                                    1995       1994        1995        1994
                                                (in millions)
Revenues............................$  147.7   $  126.2    $  436.6   $  412.8
Gross Profit........................    48.9       43.8       142.1      138.7
 % of revenues......................    33.1%      34.7%       32.5%      33.6%
Selling, general & administrative...    36.0       35.0       112.9      111.1
 % of revenues......................    24.4%      27.7%       25.9%      26.9%
Goodwill/intangible amortization....     1.3        1.3         4.0        3.9
(Earnings) from equity interests....    (0.1)      (0.1)       (0.4)       0.0
Operating income....................$   11.7   $    7.6    $   25.6   $   23.7

Capital expenditures................                       $    5.0   $    6.3
Depreciation and amortization.......                           11.4       11.5

                               September 30, 1995   December 31, 1994
                                            (in millions)
Identifiable assets.............$   408.8            $   397.9

Third Quarter 1995 vs. Third Quarter 1994

     Revenues

     Third quarter 1995 revenues increased $21.5 million, or 17.0%, from the third quarter of 1994. The primary reasons for the increase were continued strength in the base specialty service tool sales, including electronic and mechanical program tools, and dealer equipment. Additionally, sales of hydraulic tools continue to be strong and are up significantly over last year.

      While sales of engine diagnostic and wheel service equipment were up slightly over 1994, the effect of market uncertainties associated with delays in state vehicle emission testing programs has reduced expected sales of engine diagnostic and gas emission testing equipment.

     Gross Profit

      Third quarter 1995 gross profit as a percentage of revenues ("gross margin") of 33.1% was lower than the 34.7% gross margin in 1994. The decrease in the gross margin was primarily a result of product sales mix towards purchased products and underabsorbed costs resulting from lower production levels to reduce inventory.

     Selling, General and Administrative ("SG&A")

      Third quarter 1995 SG&A expense was $36.0 million, or 24.4% of revenues, compared to $35.0 million, or 27.7% of revenues, in 1994. Third quarter 1995 SG&A compares favorably to last year as a percentage of revenues as benefits of cost reduction programs are being realized. Some additional administrative costs are being incurred to facilitate further cost reductions.

     Goodwill/Intangible Amortization

      Noncash goodwill and intangible amortization results primarily from excess purchase price over fair value of assets in acquisitions.

     (Earnings) from equity interests

      Represents the equity earnings of JATEK, a 50% owned joint venture in Japan. JATEK's business was very slow in the first half of 1994 reflecting economic conditions in Japan. The third quarter of 1995 reflects the continued improvement in results that began in the last half of 1994.

     Operating Income

      1995 third quarter operating income of $11.7 million was higher than second quarter 1994 operating income of $7.6 million. This increase was due to the increased revenue level mitigated by the lower gross margins that were due, principally, to product mix.

First Nine Months of 1995 vs. First Nine Months of 1994

     Revenues

       First nine months 1995 revenues increased $23.8 million, or 5.8%, from the first nine months of 1994. The primary reasons for the increase were continued strength in the base specialty service tool sales including electronic and mechanical program tools and dealer equipment. Additionally, sales of hydraulic tools continue to be strong and are up significantly over last year.

     The above reasons for the increased revenue levels were mitigated by lower European revenues, particularly gas emission equipment in Germany. Also negatively impacting sales of engine diagnostic equipment in the first nine months of 1995 was the effect of market uncertainties associated with delays in state emission testing programs. Sales of engine diagnostic and gas emission testing equipment are closely related.

     Gross Profit

      First nine months of 1995 gross profit as a percentage of revenues ("gross margin") of 32.5% was lower than the 33.6% gross margin in 1994. The decrease in the gross margin was primarily a result of product mix. First nine months of 1995 sales consisted of a greater percentage of purchased product which carry a lower gross margin than manufactured product.

     Selling, General and Administrative ("SG&A")

      First nine months of 1995 SG&A expense was $112.9 million, or 25.9% of revenues, compared to $111.1 million, or 26.9% of revenues, in 1994. 1995 SG&A compares favorably to 1994 after noting that 1995 product development costs in 1995 exceeded 1994 by $1.0 million and that 1995 SG&A included a $1.1 million charge for downsizing severance costs at the Automotive Diagnostics division during the first quarter. The additional $1.0 million in product development spending was attributable to development of the newer gas emissions testing products and hand-held diagnostic equipment which are planned to be sold over the balance of the year and into the following several years. The downsizing at Automotive Diagnostics involved approximately 140 people and addressed delays in the state vehicle emissions testing programs as well as additional cost reductions to improve future profitability at the unit.

     (Earnings) from equity interests

      JATEK's  business was very slow in the first  half  of
1994  reflecting  economic conditions in Japan.   The  first
nine months of 1995 reflects the continued improvement in results that began in the last half of 1994.

     Operating Income

      1995 first nine months operating income of $25.6 million was higher than first nine months of 1994 operating income of $23.7 million due primarily to the increased revenue. Offsetting the effect of the increased revenues was the severance at the Automotive Diagnostics division and the additional product development spending.

     Capital Expenditures

      First nine months of 1995 capital expenditures were comparable to the first nine months of 1994 capital expenditures. The company continues to invest in manufacturing capability and systems to better support customers. Full year 1995 capital expenditures are expected to approximate $8 million.

     Identifiable Assets

      Identifiable assets at September 30, 1995 increased approximately $9 million from year-end 1994. The increase was predominately accounts receivable and inventories. The increase in accounts receivable was a result of higher revenues  in  the latter portion of the third  quarter  1995 compared to the latter portion of the fourth quarter of 1994. Days sales outstanding in accounts receivable are approximately 65 to 70 days for the segment. The increase in inventories was a result of delays in state emissions testing programs and the seasonal buildup of inventory to support fourth quarter business activity.

ORIGINAL EQUIPMENT COMPONENTS - Results of Operations:

                                 Three months ended       Nine months ended
                                    September 30,            September 30,
                                  1995         1994        1995         1994
                                              (in millions)
Revenues...........................$  121.1   $  123.6     $  401.3   $  396.9
Gross Profit.......................    14.9       18.6         48.7       58.3
  % of revenues....................    12.3%      15.0%        12.1%      14.7%
Selling, general & administrative..     6.7        7.3         21.9       22.6
  % of revenues....................     5.5%      5.9%          5.5%       5.7%
Goodwill/intangible amortization...     1.0       1.0           2.8        1.8
Minority interest (income).........    (0.3)     (0.8)         (1.5)      (1.2)
(Earnings) from equity interests...    (0.9)     (0.6)         (2.9)      (1.7)
Operating income...................$    8.4   $   11.7     $   28.4   $   36.8

Capital expenditures...............                        $   18.9   $   20.4
Depreciation and amortization......                            20.3       17.1

                                     September 30, 1995      December 31, 1994
                                                  (in millions)
   Identifiable  assets............      $   379.8               $   367.9

Third Quarter 1995 vs. Third Quarter 1994

     Revenues

      Third quarter 1995 revenues were down $2.5 million, or 2.0%, over third quarter 1994 revenues. The decrease was primarily attributable to the loss of hydraulic valve train business with a major customer and by the loss of sales associated with the January sale of the company's export aftermarket distribution business. This decrease was offset by higher European revenues principally resulting from the translation effect of the weaker U.S. dollar.

     Gross Profit

      Third quarter 1995 gross margin of 12.3% compares to the third quarter 1994 gross margin of 15.0%. Factors that contributed to this decrease are as follows:

      The valve train business has incurred lost production and downsizing costs due to the loss of hydraulic valve train business with a major customer. Although the company has obtained new orders to replace this lost volume, demand has been slower than originally anticipated, resulting in unabsorbed manufacturing costs.

     Additional manufacturing costs were incurred at the segment's die casting and piston ring operations associated with productivity improvement projects.

     In general, production volumes were down from last year and resulted in lower absorbtion of manufacturing costs.

     Selling, General and Administrative ("SG&A")

      SG&A was $6.7 million, or 5.5% of revenues, in the third quarter of 1995 compared to $7.3 million, or 5.9% of revenues, in 1994. This reflects the segment's continuing cost containment efforts as the dollar amounts of SG&A in the comparative quarters are essentially the same.

     Goodwill/Intangible Amortization

      Goodwill and intangible amortization was a result of the excess purchase price over the fair value of assets recorded upon the acquisition of 51% of SPT at the end of 1993.

     Minority interest (income)

      This reflects the 30% partner's minority interest in the results of SP Europe. SP Europe continued to incur losses in the third quarter of 1995.

     (Earnings) from equity interests

      Earnings from equity interests include the company's share of earnings or losses in RSV, Promec, IBS Filtran and Allied Ring Corporation ("ARC"). The increase in third quarter 1995 earnings from equity interests over the third quarter of 1994 was due to continued profitability at Promec and improved profitability at IBS Filtran and ARC. RSV's losses were comparable to the third quarter of 1994.

     Operating Income

      Third quarter 1995 operating income was $8.4 million compared to $11.7 million in the third quarter of 1994. The $3.3 million decrease was attributable to the loss of hydraulic valve train business with a major customer, increased manufacturing spending and reduced manufacturing volume.

First Nine Months of 1995 vs. First Nine Months of 1994

     Revenues

      First nine months of 1995 revenues were up $4.4 million, or 1.1%, over first nine months of 1994 revenues. The increase was attributable to continued increases in solenoid valve sales, higher European revenues principally resulting from the translation effect of the weaker U.S. dollar, and increased die-casting metal costs passed on to customers. The increased die-casting metal prices are tied to the market prices for the metal and do not effect profitability as the company's cost rises by the same amount. The first nine months of 1995 revenues were reduced by the loss of hydraulic valve train business with a major customer and by the loss of sales associated with the January sale of the company's export aftermarket distribution business.

     Gross Profit

      First  nine  months  of  1995 gross  margin  of  12.1%
compares  to the first nine months of 1994 gross  margin  of
14.7%.   Several  factors contributed to  this  decrease  as
follows:

     The previously mentioned metal cost and pricing pass through to customers reduced gross margins as the increase in revenues equals the increase in costs.

      During the first quarter, the company purchased approximately $6 million of inventory from an aftermarket customer and began to package this inventory for the customer. The inventory is anticipated to be resold over the next twelve months at normal margins. A $1.2 million charge was taken to purchase this inventory.

     The valve train business has incurred lost production and downsizing costs due to the loss of hydraulic valve train business with a major customer.

     SP Europe recorded approximately $1.0 million in severance charges during the first nine months and incurred additional costs associated with the ongoing process to achieve profitability.

     The die-casting facilities incurred incremental costs associated with product changeovers at one its manufacturing facilities.

     Selling, General and Administrative ("SG&A")

      SG&A was $21.9 million, or 5.5% of revenues, in the first nine months of 1995 compared to $22.6 million, or 5.7% of revenues, in 1994. This reflects the segment's continuing cost containment efforts as the dollar amounts of SG&A in the comparative quarters are essentially the same.

     Goodwill/Intangible Amortization

      First nine months of 1994 goodwill and intangible amortization was lower than the first nine months of 1995 as the company was recording income related to negative goodwill associated with SP Europe. This recognition of negative goodwill amortization was completed at the end of the second quarter of 1994.

     Minority interest (income)

      SP Europe continued to incur significant losses in the first nine months of 1995. SP Europe's first nine months of 1995 included a $1.0 million severance charge and additional costs necessary to change manufacturing processes to improve operating results.

     (Earnings) from equity interests

     The increase in first nine months of 1995 earnings from equity interests over the first nine months of 1994 was due to continued profitability at Promec and improved profitability at IBS Filtran and ARC. RSV's losses were comparable to the first nine months of 1994.

     Operating Income

      First nine months 1995 operating income was $28.4 million compared to $36.8 million in the first nine months of 1994. The $8.4 million decrease includes the $1.2 million charge associated with the inventory purchase from the aftermarket customer and the $1.0 million of severance costs recorded at SP Europe. The balance of the reduction in operating profit was primarily attributable to the die-casting product changeovers and the impact of the loss of hydraulic valve train business with a major customer.

     Capital Expenditures

      Capital expenditures in the first nine months of 1995 were $18.9 million and were $20.4 million in the first nine months of 1994. Significant capital improvements were in process during late 1994 and carried over into the first nine months of 1995. These projects include an additional solenoid valve assembly line, additional die-casting capacity for high strength heat treated aluminum die-castings for air bag steering columns and additional automated cylinder sleeve casting and machining capacity to meet the demand for aluminum block engine liners. Capital expenditures for 1995 are expected to approximate $22 million.

     Identifiable Assets

     Identifiable assets increased approximately $12 million from year-end 1994. The increase was attributable to higher inventory ($8 million) and higher accounts receivable ($4 million). The higher inventory was attributable to anticipated fourth quarter demand as well as the purchase of inventory from an aftermarket customer for packaging to be performed by the company in the future. The higher accounts receivable are due to higher revenue activity in the later portion of the third quarter compared to the later portion of the fourth quarter of 1994. Days sales outstanding in accounts receivable are approximately 45 to 50 days.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Specialty Service Tools Restructuring - On October 31, 1995, the company announced its decision to restructure the Specialty Service Tools segment. The restructuring plan will combine five operating divisions into two new business units. The plan involves consolidation of administrative and manufacturing functions in both the U.S. and Europe and includes closing of at least three major facilities. As a result, the company expects a net job reduction of about 175 people.

      Implementation of the plan begins during the fourth quarter of 1995 and is expected to be fully completed by the third quarter of 1997. By that time, annualized savings are expected to approximate $18 million. Overall costs to implement this plan are estimated at approximately $15 million. The company currently estimates the size of the 1995 fourth quarter restructuring charge to be approximately $8 to $9 million. The remaining $6 to $7 million of estimated costs will be expensed as operating costs as incurred. These incremental operating costs relate to operational improvements that will benefit future operating results.

Impact of the Clean Air Act and Other Environmental Regulations - During the first half of 1995, many delays by states in implementing Federally mandated emissions testing programs occurred. These delays or modifications in the state programs reduced the company's expected revenues from vehicle emissions testing equipment in the first nine months of 1995. While uncertainties still exist as to when the states will proceed with these emissions testing programs, the company believes that the states will begin implementation within the next few quarters. For example, California is currently scheduled to begin its program in mid-1996. The company should share in a significant portion of this substantial market when the various states begin their programs.

Equity   Offering  -  During  April  of  1995,  the  company
announced its intention to file a Shelf Registration Statement with the U.S. Securities and Exchange Commission to offer additional equity when the company believes that market conditions are appropriate. At this time, due to the current market valuation, the company has delayed this filing. Should the equity offering occur, it is intended that the proceeds from the offering would initially be used to reduce the company's debt. At this time, no date, number of shares, or targeted share price has been established for such action.

SP Europe - The company's 30% partner in SP Europe is currently studying its future participation in the business and its decision on this participation should occur in the fourth quarter of 1995. Should the partner choose to limit its participation, the company could be required to recognize a portion of losses previously attributed to the partner. These losses are currently included as "Minority Interest" in the equity section of the consolidated balance sheets.

      The company is also studying alternatives to address the continuing operating problems at SP Europe. The alternatives include many options, from a continued presence to closing the German operation and transferring production to other facilities. A decision is expected in the fourth quarter and could result in additional charges.

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

     Cash Flow

                             Nine months ended September 30,
                                  1995                1994
                                        (in millions)
     Cash flow from:
       Operating activities......  $    61.0      $    22.3
       Investing activities......       48.9          (67.5)
       Financing activities......      (98.9)         (50.2)
        Net Cash Flow............  $    11.0      $   (95.4)

      Cash flow from operating activities in the first nine months of 1995, $61.0 million, compares favorably with the first nine months of 1994 of $22.3 million. The first nine months 1995 cash flow from operating activities reflects $26.9 million of tax refunds received.

      Cash flow from investing activities during the first nine months of 1995 represent $73.2 million received from the sale of SPX Credit Corporation offset by capital expenditures of $24.3 million. The capital expenditures were to expand production capacity, particularly within the Original Equipment Components segment. Capital expenditures will be lower during the remaining quarter of 1995 and should approximate $30 million for the year. In 1994, the company paid Riken Corporation $39 million for the 1993 acquisition of 49% of SPT.

     Cash flow used by financing activities during the first nine months of 1995 reflects the company's quarterly dividend payment and a $93.7 million reduction in borrowings under debt agreements. The sale of the lease receivables provided a majority of the proceeds for this debt reduction. The company continued to retire outstanding 11_% senior subordinated notes by repurchasing approximately $25 million on a year-to-date basis. During the first nine months of 1994, cash flow from financing activities included the payment of approximately $34 million of fees related to the 1994 debt refinancing.

  Capitalization

                                              September 30,     December 31,
                                                  1995              1994
                                                       (in millions)
       Notes payable and current maturities
        of long-term debt..................... $     2.4        $     1.1
       Long-term debt.........................     319.1            414.1
         Total debt........................... $   321.5        $   415.2
       Shareholders' equity...................     167.0            158.7
       Total capitalization................... $   488.5        $   573.9
       Total debt to capitalization ratio.....      65.8%            72.3%

      At September 30, 1995, the following summarizes the debt outstanding and unused credit availability:

                                  Total        Amount     Unused Credit
                                Commitment   Outstanding   Availability
                                            (in millions)
Revolving credit............    $    225.0   $    55.0   $    153.6(a)
Swingline loan facility.....           5.0           -          5.0
Senior subordinated notes...         235.3       235.3            -
Industrial revenues bonds...          15.1        15.1            -
Other.......................          19.1        16.1          3.0
  Total debt................    $    499.5   $   321.5   $    161.6

     (a) Decreased by $16.4 million of facility letters of credit outstanding at September 30, 1995 which reduce the unused credit availability.

      The company is required to maintain compliance with restrictive covenants contained in the revolving credit agreement, as amended, and the senior subordinated note indenture. Under the most restrictive of these covenants, the company is required to:

     Maintain a leverage ratio, as defined, of 78% or less.
  The leverage ratio at September 30, 1995 was 69%.

      Maintain an interest expense coverage ratio, as defined, of 2.25:1 or greater. The interest expense coverage ratio as of September 30, 1995 was 2.67:1.

     Maintain a fixed charge coverage ratio, as defined, of 1.75:1 or greater. The company's fixed charge coverage ratio as of September 30, 1995 was 1.92:1.

     Starting with the second quarter of 1995, limit dividends paid during the preceding twelve months to 10% of operating income plus depreciation and amortization (EBITDA) for the twelve month period. Dividends paid for the twelve month period ended September 30, 1995 were $5.2 million and 10% of EBITDA for the period was $9.7 million.

     At March 31, 1995, the company obtained an amendment to the revolving credit agreement to adjust the interest expense coverage ratio covenant from 2.5:1 to 2.25:1 at June 30, 1995 and September 30, 1995. The interest expense coverage ratio covenant requirement at December 31, 1995 is 2.5:1.

       As a result of the announced fourth quarter restructuring of the company's Specialty Service Tool group and the related charges, it is probable that the company may not be in compliance with the above covenants. Preliminary discussions with the lenders indicate their willingness to waive these charges or to amend the agreement so that the company would be in compliance with the covenants. As a result, the company continues to classify borrowings under the revolving credit agreement and the senior subordinated notes as long term.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

        (2)     None.

        (3)iii  By-Laws as amended through October 25, 1995.

        (4)     None.

        (10)    None.

        (11)    Statement  regarding  computation   of
    earnings per share.
                See  Consolidated  Condensed  Statements  of Income.

        (15)    None.

        (18)    None.

        (19)    None.

        (20)    None.

        (22)    None.

        (23)    None.

        (24)    None.

        (27)    Financial data schedule.

        (99)    None.

    (b) Reports on Form 8-K

         The company, on October 11, 1995, filed Form 8-K which provided information regarding the disposition of substantially all of SPX Credit Corporation's assets.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SPX CORPORATION
                                 (Registrant)



Date:   November 2, 1995              By  /s/  Charles E. Johnson II
                                          Chairman and Chief Executive Officer


Date:   November 2, 1995              By  /s/ William L. Trubeck
                                          Senior Vice President, Finance,
                                          and Chief Financial and Accounting
                                          Officer