Form 10-K405
period 1995-12-31
SPX CORP
filed 1996-03-27
CIK 88205

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
     (Mark One)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995, OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         TO             .

     COMMISSION FILE NUMBER: 1-6948

                                SPX CORPORATION
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                       38-1016240
(State or other jurisdiction of                                      (I.R.S. Employer
incorporation or organization)                                       Identification No.)

700 TERRACE POINT DRIVE, MUSKEGON, MICHIGAN                          49443-3301
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:                  616-724-5000
Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                        WHICH REGISTERED
-----------------------------------------         -------------------------
                 COMMON                           NEW YORK STOCK EXCHANGE
                                                  PACIFIC STOCK EXCHANGE
 11 3/4% SENIOR SUBORDINATED NOTES, DUE 2002      NEW YORK STOCK EXCHANGE


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

                        $230,996,000 AS OF MARCH 5, 1996

                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                     14,325,318 SHARES AS OF MARCH 5, 1996

                            ------------------------

     DOCUMENTS INCORPORATED BY REFERENCE: REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING ON APRIL 24, 1996 IS INCORPORATED BY REFERENCE INTO PART III.

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

RECENT DEVELOPMENTS

     During 1995, the following significant events and initiatives were undertaken:

     - During the second quarter, the Board of Directors accepted Dale A. Johnson's resignation and began the search for a permanent Chief Executive. Charles E. Johnson II, a member of the board, became Chairman and Chief Executive Officer on an interim basis. At the December meeting, the board elected John B. Blystone as the company's new Chairman, President and Chief Executive Officer.

     - At the end of the first quarter, the company reduced the cost structure at the Automotive Diagnostics division by reducing headcount by approximately 140 people. This resulted in a severance charge of approximately $1.1 million, but generated an estimated $7 million in annual savings.

     - The company completed the sale of SPX Credit Corporation in the third quarter. The buyer will continue to provide the company's customers with a lease financing option for the company's products. The company believes it has a strong relationship with the buyer. Additionally, proceeds from this sale, over $70 million, were used to reduce the company's debt.

     - During the fourth quarter, the company initiated a significant restructuring within the Specialty Service Tool segment that consolidated five divisions into two divisions. The company combined the Kent-Moore division, the Dealer Equipment Service division and the program tool portion of the OTC division to form the OE Tool and Equipment division and combined the Automotive Diagnostics division, the Robinair division and the aftermarket tool portion of the OTC division to form the Aftermarket Tool and Equipment division. The restructuring includes closing two manufacturing facilities, a distribution facility and an operation in Europe. Additionally, the restructuring will combine sales, marketing, engineering and administrative functions at these units. The estimated overall cost of this restructuring is approximately $18 million, and annual savings are estimated to be $23 million by 1998.

     - During the fourth quarter, the company decided to close its unprofitable foundry operation at SP Europe Germany. The company recorded a $3.7 million restructuring charge to accrue for termination benefits for the 200 employees that are affected by the closing. The company obtained significant wage concessions and improved work rule flexibility from the employees that will continue to produce piston rings and cylinder sleeves at this plant. Additionally, the company obtained a reduction in the cost of utilities and other locally provided services to the plant. The company anticipates that the cumulative effect of these actions will improve this operation in the future.

BUSINESS SEGMENTS

     The company is comprised of two business segments. Specialty Service Tools includes operations that design, manufacture and market a wide range of specialty service tools and diagnostic equipment, primarily to the global motor vehicle industry. Original Equipment Components includes operations that design, manufacture and market component parts for light and heavy duty vehicle markets.

     Previously, SPX Credit Corporation was reported as a segment, but was discontinued in 1995 and is now presented as a discontinued operation on the company's financial statements. SPX Credit Corporation provided Specialty Service Tool customers with a leasing option for purchasing higher dollar value diagnostic testing, emission testing and wheel service equipment.

     The following table summarizes revenue by segment for the last three years. Revenues for 1995 and 1994 are actual revenues for the company and its consolidated subsidiaries. Unaudited proforma revenues for 1993 reflect the acquisition of Allen Testproducts, the divestiture of the Sealed Power Replacement and Truth divisions, the acquisition of Sealed Power Technologies Limited Partnership ("SPT") and the consolidation of Sealed Power Europe Limited Partnership ("SP Europe") as if they had occurred at the beginning of 1993. Please refer to Note 6 to the consolidated financial statements for further explanation of the 1993 proforma revenues.

                                                                                     PROFORMA
                                                  1995               1994              1993
                                             --------------     --------------     ------------
                                             (MILLIONS OF DOLLARS)
    Specialty Service Tools................  $  572.3    52%    $  550.6    51%    $529.2    54%
    Original Equipment Components..........     525.8    48        529.3    49      458.8    46
                                             --------   ---     --------   ---     ------   ---
                                             $1,098.1   100     $1,079.9   100%    $988.0   100%
                                             ========   ===     ========   ===     ======   ===

SPECIALTY SERVICE TOOLS

     Over the past 12 years, the company has made significant investments in the specialty service tool market. The company acquired Kent-Moore and Robinair in 1982, OTC and Power Team in 1985, VL Churchill (United Kingdom) in 1985, and Bear Automotive in 1988. It created Dealer Equipment and Services in 1989, acquired Miller Special Tools in 1991, and acquired Allen Testproducts and Lowener (Germany) in 1993. The specialty service tool market continues to be a source of opportunity due to the increasing complexity of repairing motor vehicles.

     The Specialty Service Tools segment includes three operating divisions that design, manufacture and market a wide range of specialty service tools and diagnostic equipment primarily to the worldwide motor vehicle industry. Approximately 18% of revenues are to non-North American customers.

     The company competes with numerous companies that specialize in certain lines of its Specialty Service Tools. The company believes it is the world leader in offering specialty service tools for motor vehicle manufacturers' dealership networks. The company is a major producer of electronic engine diagnostic equipment, emissions testing equipment and wheel service equipment in North America and Europe. The key competitive factors influencing the sale of Specialty Service Tools are design expertise, timeliness of delivery, quality, service and price. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle design and the number of dealerships and are not directly dependent on the volume of vehicles that are produced by the motor vehicle manufacturers.

     Design of specialty service tools is critical to their functionality and generally requires close coordination with either the motor vehicle manufacturers or with the ultimate users of the tools or instruments. These products are marketed as solutions to service problems and as aids to performance improvements. After the design is completed, the company manufactures, assembles or outsources these products. The company also markets a broad line of equipment of other manufacturers through dealership equipment programs coordinated with certain motor vehicle manufacturers and aftermarket service organizations.

          OE Tool and Equipment -- This division provides automotive and heavy duty vehicle, agricultural and construction dealerships of motor vehicle manufacturers with essential program and general specialty service tools, dealer equipment and other services. These products and services are sold or provided using the brands and trade names of Kent-Moore, OTC, VL Churchill, Lowener, Miller Special Tools, Jurubatech, Dealer Equipment and Services, and, in some cases, the motor vehicle manufacturer's identity.

          Essential program and general specialty service tools include specialty hand-held mechanical tools and specialty handheld electronic diagnostic instruments and related software. These products are based on customer needs, primarily to perform warranty and other service work at franchised dealers. The division's technical product development and sales staff works closely with the original equipment manufacturers to design tools to meet the exacting needs of specialty repair work. Products are sold to franchised dealers under both essential and general programs. Essential programs are those in which the motor vehicle manufacturer requires its dealers to purchase and maintain the tools for warranty and service work.

          Additionally, the division administers seventeen dealer equipment programs in North America and Europe. Included are programs for General Motors, Chrysler, Saturn, Opel, Nissan, Toyota and Hyundai. Under the motor vehicle manufacturer's identity, the division supplies service equipment and support material to dealerships, develops and distributes equipment catalogues, and helps dealerships assess and meet their service equipment needs.

          The division has manufacturing operations in the United States and Spain. Sales and marketing operations exist in the United States, Switzerland, the United Kingdom, France, Australia, Spain, and Brazil. The division also manages the company's 50% interest in JATEK, a Japanese company that markets specialty service tools and equipment in the Pacific Rim.

          Aftermarket Tool and Equipment -- This division provides the motor vehicle service aftermarket with a wide range of specialty service tools. These products are marketed under the name brands of Allen Testproducts, Bear, Litchfield, OTC, Robinair, and V.L. Churchill. Certain of the division's products are marketed to the company's OE Tool and Equipment division, which in turn markets these products to dealers of motor vehicle manufacturers. The division also markets a portion of its products to the appliance, refrigeration, and non-vehicular service repair market.

          Products include specialized mechanical, electronic, and hydraulic service tools, electronic diagnostic equipment, refrigeration vacuum pumps, recharging equipment and leak detection equipment, refrigerant and engine coolant recovery and recycling equipment, vehicle emissions testing equipment, wheel service equipment and shop equipment. The division distributes its products through warehouse distributors and jobbers, a direct salesforce, OEM distribution and independent distributorships, primarily in foreign countries. In-house sales and technical staffs support these various types of distribution. In North America, the division is supported by a network of distribution and service centers.

          The division's manufacturing facilities are located in the United States. Sales and marketing operations exist in the United States, Canada, Germany, the United Kingdom, Italy, Switzerland, Spain, and Australia.

          Power Team -- This division is a leading producer and marketer of precision quality high-pressure hydraulic pumps, rams, valves, pullers and other equipment. The division markets these products through industrial distributors, its own sales force and independent agents. The sales and marketing effort is supported by a strong technical support staff as products must be designed to exacting specifications to meet the multitude of applications for these products. Approximately three-fourths of the division's sales are related to the motor vehicle service industry, while the balance of sales are made in non-transportation markets such as construction, aerospace and industrial maintenance.

          The division has sales, marketing and manufacturing operations in the United States. Additionally, sales and marketing offices are located in Australia, The Netherlands, and Singapore.

          The company is one of two major producers in this marketplace, which is also supplied by many niche companies.

ORIGINAL EQUIPMENT COMPONENTS

     During 1993, the company implemented its strategy to focus on its position as an original equipment component supplier. As of December 31, 1993, the purchase of Riken Corporation's 49% interest in SPT provided the company with control and ownership of SPT's four original equipment divisions. Combined with the company's Acutex division and SP Europe, the company has a broad range of products for both original equipment manufacturers and aftermarket customers. Each of the Original Equipment Components segment's operating divisions has achieved various OEM customer quality recognition and awards.

     The Original Equipment Components segment includes five operating divisions that design, manufacture and market component parts for light and heavy duty vehicle markets. The component parts for the light and heavy duty vehicle market are composed of two primary sectors: (i) the OEM sector and (ii) the vehicle maintenance and repair sector, the so-called replacement market or aftermarket. The U.S. - Canadian - European OEM sector is composed primarily of four classes of customers: (a) U.S. manufacturers, dominated by General Motors, Ford and Chrysler, but including other vehicle manufacturers such as Navistar International and Mack Trucks; (b) foreign companies producing vehicles in North America and Europe ("transplants"); (c) European vehicle manufacturers, sometimes sourcing the company's products through assemblies; and (d) vehicle manufacturers producing vehicles outside the U.S., Canada and Europe. Aftermarket customers include the service organizations of OEMs, automotive parts manufacturers and distributors and private brand distributors such as Federal-Mogul and Allied Signal.

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

          Contech -- This division produces precision aluminum and magnesium die cast parts for automotive steering and air conditioning systems, and other assorted automotive/light truck uses. Primary products in this area include steering column parts, rack-and-pinion components and other castings such as components for air conditioning compressors, fuel systems, clutches, and transmissions. Approximately one-half of the castings are machined by the division prior to delivery to customers.

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

          The division participates in the worldwide OEM market in two different arenas. In Europe, the company's 50% owned joint venture, IBS Filtran, manufactures and distributes filters to OEM customers. In the Pacific Rim, the division exports filters to OEM manufacturers in Japan, Korea and Australia.

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

          Sealed Power Division -- The division is the leading North American producer of automotive piston rings and among the largest independent producers of cylinder liners for automotive and heavy duty engines. The division also produces sealing rings for automatic transmissions.

          There is a continuing trend in the automotive industry to reduce the weight of vehicles, which increases gas mileage. This trend has resulted in the development of aluminum engine blocks that require cast iron cylinder liners. Automotive engine blocks made of cast iron do not require a cylinder liner. The division has been successful in obtaining contracts from the OEMs for these high volume automotive cylinder liner applications. In 1994, the division invested heavily in cylinder liner automated casting equipment and machining cells to support increases in customer demand for cylinder liners. The level of investment continued into 1995.

          The division's products are purchased by both automotive/light truck and heavy duty engine OEMs. The division utilizes a technical sales force that works with OEM engine and transmission designers to provide high quality rings and cylinder liners.

          Approximately one-fourth of the division's sales are to the aftermarket. In addition to OEM parts and service organizations, the division supplies the aftermarket through private brand organizations, which sell these products under various private labels.

          SP Europe, like its North American counterpart, Sealed Power division, is a designer, producer and distributor of automotive and heavy duty piston rings and cylinder liners. Its sales are predominately to European OEMs and to the European aftermarket. SP Europe's primary European customers are VW, Federal-Mogul, Mahle, Kolbenschmidt, Alcan, Audi, Volvo and Mercedes Benz. SP Europe was created by the company in June of 1991 after acquiring the European piston ring and cylinder liner manufacturing business of TRW, Inc. In October of 1992, Mahle GmbH contributed its Spanish piston ring operation to SP Europe in exchange for a 30% ownership interest in SP Europe. The Sealed Power division has managed SP Europe since its inception.

          The division manages a 50% owned investment in Allied Ring Corporation, a U.S. joint venture with Riken, which manufactures and distributes piston rings primarily to foreign companies producing engines in North America ("transplants").

          The division is also responsible for managing the company's 40% equity investment in Promec, a Mexican company that manufactures and distributes piston rings and cylinder liners in Mexico.

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

          Promec (40%). A Mexican company which, through its subsidiaries, manufactures and distributes piston ring and cylinder liner products in Mexico.

          IBS Filtran (50%). A German company that manufacturers and distributes automotive transmission filters to the European market.

     During the fourth quarter, the company sold its 50% interest in RSV, a Japanese company that utilizes the company's technology to develop and manufacture solenoid valves for the Pacific Rim markets, to the joint venture partner. The company maintains a royalty arrangement to license its solenoid valve technology to RSV.

     The company has a cross-licensing agreement for piston rings with Riken Corporation.

     The company's international operations are subject to the risk of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments and other risks attendant to the countries in which they are located.

     The company's total export sales, to both affiliated and unaffiliated customers, from the United States, were as follows:

                                                                1995       1994       1993
                                                               ------     ------     ------
                                                               (IN MILLIONS)
    Export sales:
    To unaffiliated customers................................  $ 83.0     $ 95.7     $ 74.4
    To affiliated customers..................................    27.9       26.9       34.9
                                                               ------     ------     ------
      Total..................................................  $110.9     $122.6     $109.3
                                                               ======     ======     ======

     1993 export sales do not include export sales of SPT as it was not consolidated until December 31, 1993. Historically, SPT's export sales were less than 10% of its total sales.

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

     The company expended approximately $26.3 million on research activities relating to the development and improvement of its products in 1995, $26.4 million in 1994 and $17.6 million in 1993. There was no customer sponsored research activity in these years. Research and development expenditures for 1993 do not include SPT as it was not consolidated until December 31, 1993. SPT's research and development expenditures were $3.4 million in 1993.

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

RAW MATERIALS

     The company's manufactured products are made predominately from iron, steel, aluminum, magnesium, plastics and electronic components. These raw materials are generally purchased from multiple sources of supply and the company has not experienced any significant disruptions in its businesses due to shortages.

OTHER MATTERS

     At the end of 1995, the company's employment was 8,296 persons. Approximately one-third of the company's 3,927 U.S. production and maintenance employees are covered by collective bargaining agreements with various unions. These agreements expire at different times over the next several years. The company's collective bargaining agreement with Local 473 of the International Association of Bridge, Structural and Ornamental Iron Workers covering approximately 218 employees expires in April 1996. In addition, the company's collective bargaining agreement with Local 2492 of the International Association of Machinists and Aerospace Workers covering approximately 88 employees expires in September 1996. Also, the company's collective bargaining agreement with Local 7629 of the United Paperworkers International covering approximately 164 employees expiring in June 1996 has been extended until the plant is closed. Management believes it has generally good relations with its employees and anticipates that all of its collective bargaining agreements will be extended or renegotiated in the ordinary course of business. Certain contracts with OEM customers require the company to build inventories of critical components prior to the expiration of collective bargaining agreements.

     Approximately 20% in 1995, 16% in 1994 and 9% in 1993 of the company's consolidated sales were made to General Motors Corporation and its various divisions, dealers and distributors. Approximately 12% in 1995, 12% in 1994 and 2% in 1993 of the company's consolidated sales were made to Ford Motor Company and its various divisions, dealers and distributors. Approximately 5% in 1995, 7% in 1994 and 6% in 1993 of the company's consolidated sales were made to Chrysler Corporation and its various divisions, dealers and distributors. No other customer or group of customers under common control accounted for more than 10% of consolidated sales for any of these years. On a proforma basis, approximately 17%, 10% and 8% of consolidated sales were to General Motors, Ford and Chrysler in 1993, respectively.

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

ITEM 2. PROPERTIES

     UNITED STATES -- The principal properties used by the company for manufacturing, administration and warehousing consist of 46 separate facilities totaling approximately 3.8 million square feet. These facilities are located in Georgia, Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Ohio, and Pennsylvania. All facilities are owned, except for 9, which are leased (all non manufacturing). These leased facilities aggregate 361,000 square feet and have an average lease term of 4+ years.

     The company also has 30 distribution and service centers located throughout the United States for distribution and servicing of its Specialty Service Tools. These distribution and service centers aggregate 126,000 square feet and all are leased. No single distribution and service center is of material significance to the company's business.

     INTERNATIONAL -- The company owns approximately 113,000 square feet and leases approximately 944,000 square feet of manufacturing, administration and distribution facilities in Australia, Brazil, Canada, France, Germany, Italy, The Netherlands, Singapore, Spain, Switzerland and the United Kingdom.

     The company's properties used for manufacturing, administration and warehousing are adequate to meet its needs as of December 31, 1995. The company configures and maintains these facilities as required by their business use. At December 31, 1995, the company believes that it does not have significant excess capacity at any of its major facilities. Three facilities are directly affected by the current restructuring process. Two of these facilities in Michigan, a 110,000 square foot manufacturing plant and a 98,000 square foot distribution center, will be closed during 1996 as activity will be combined with other facilities. Both of these facilities are owned and the company believes that the facilities can be readily sold. The other facility, a 157,000 square foot manufacturing plant in Pennsylvania, will be closed in late 1996 or early 1997 as activity will be combined with another facility. This facility is not considered to be readily marketable and its carrying value has been reserved for as part of the restructuring charge.

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

     The company has, for at least the last two and one-half years, been engaged in discussions with Snap-on Corporation regarding claims which the company has against Snap-on and which Snap-on believes it has against the company. As of August 26, 1993, the company had asserted a number of patent infringement claims against Snap-on, relating to products marketed either by Snap-on or by Sun Electric Corporation, a company whose stock Snap-on purchased in 1992. As of August 26, 1993, Snap-on had asserted claims of violation of securities laws against one of its executives arising out of his former employment with Sun Electric and against the company as an aider and abettor of those violations. On that date, a Standstill Agreement was executed between the parties which preserved the parties' rights while permitting settlement discussions. Since that time, Snap-on has raised patent infringement claims against the company which, by agreement, are covered by the August 26, 1993 Standstill Agreement, as well as another independent patent infringement claim for which a lawsuit was filed in California in late December 1995. On January 8, 1996, after extensive but unsuccessful negotiations to resolve all asserted claims, Snap-on Corporation and Sun Electric Corporation notified the company of the termination of the Standstill Agreement. Under the terms of that Agreement, the standstill will terminate March 8, 1996. The company has been advised that after that date, Snap-on and Sun will initiate litigation and assert their claims. If they do not do so, the company intends to begin litigation of its claims against Snap-on and Sun. The company has what it believes to be meritorious defenses as well as counterclaims which it will raise and intends to vigorously prosecute any litigation. The asserted value of the claims against the company and those to be brought by the company are in the multiple millions of dollars. It is not, however, possible to assess the ultimate outcome of the claims at this point.

     The company's operations and properties are subject to federal, state, local, and foreign regulatory requirements relating to environmental protection. It is the company's policy to comply fully with all such applicable requirements. As part of its effort to comply, management has established an ongoing internal compliance auditing program which has been in place since 1989. Based on current information, management believes that the company's operations are in substantial compliance with applicable environmental laws and regulations and the company is not aware of any violation that could have a material adverse effect on the business, financial conditions, results of operations, or cash flows of the company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the company's business or operations in the future.

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

     The company is involved as a potentially responsible party ("PRP") under the Comprehensive, Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, or similar state superfund statutes in ten proceedings involving off-site waste disposal facilities. At seven of these sites it has been established that the company is a de minimis contributor. A determination has not been made with respect to the remaining three sites, but the company believes that it will be found to be a de minimis contributor at two of them. Of these remaining sites, one is approaching settlement with the Environmental Protection Agency with an expected cost to the company of approximately $200,000, another is expected to be resolved at a cost not to exceed $50,000, and the final site is under investigation with an expected cost of approximately $150,000. Based on information available to the company, which in most cases includes estimates from PRPs and/or federal or state regulatory agencies for the investigation, clean up costs at those sites, and data related to the quantities and characteristics of materials generated at or shipped to each site, the company believes that the costs for each site are not material and in total the anticipated clean up costs of current PRP actions would not have a material adverse effect on the company's business, financial condition, results of operations, or cash flows.

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

                                                                                      EXECUTIVE
                                                                                       OFFICE
            NAME AND AGE                                 OFFICER                        SINCE
-------------------------------------  -------------------------------------------    ---------
John B. Blystone (42)................  Chairman, President and Chief Executive
                                       Officer                                           1995(1)
Robert C. Huff (46)..................  Vice President, Procurement                       1994(2)
Stephen A. Lison (55)................  Vice President, Human Resources                   1989
James M. Sheridan (55)...............  Vice President, Administration and General
                                       Counsel and Secretary                             1976
William L. Trubeck (49)..............  Senior Vice President, Finance, Treasurer
                                       and Chief Financial Officer                       1994(3)
John D. Tyson (58)...................  Vice President, Corporate Relations               1988
Albert A. Zagotta (61)...............  Executive Vice President                          1994(4)

---------------

See page 58 for a complete list of all executive compensation plans and arrangements.

(1) Effective November 1995, Mr. Blystone was elected Chairman, President and Chief Executive Officer. From September 1994 through November 1995, he served as President and Chief Executive Officer, Nuovo Pignone, an 80% owned subsidiary of General Electric Company. From November 1991 through August 1994 he served as Vice President, General Manager, Superabrasives of General Electric Company. From October 1988 though November 1991 he served as Senior Vice President, Components Division of J.I. Case Division, Tenneco, Inc.

(2) Effective February 1996, Mr. Huff was appointed Vice President, Procurement. From February 1994 through February of 1996, he was Treasurer. From April 1989 through February of 1994, he was Vice President, Finance of SPT.

(3) Effective November 1994, Mr. Trubeck was elected Senior Vice President Finance, Chief Financial Officer. In February of 1996, he assumed the additional position as Treasurer. From June 1993 through October 1994, he served as Senior Vice President and Chief Financial Officer at Honeywell, Inc. From February 1991 through May 1993 he served as Chief Financial Officer at White & Case, a New York law firm. From March 1989 through October 1990 he served as Executive Vice President, Finance and Chief Financial Officer of NWA, Inc. and Northwest Airlines.

(4) Effective February 1994, Mr. Zagotta was elected Executive Vice President. From October 1991 through February 1994, he served as President and Chief Executive Officer of SPT. Prior to October 1991, he served as Vice President, General Manager of the Sealed Power Division.

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

     Set forth below are the high and low sales prices for the company's common stock as reported on the New York Stock Exchange composite transaction reporting system and dividends paid per share for each quarterly period during the past two years:

                                                                               DIVIDENDS
                                                          HIGH        LOW      PER SHARE
                                                          ----        ---      ----------
        1995
          4th Quarter...................................  $17         $14 1/8     $.10
          3rd Quarter...................................   16          11 1/8      .10
          2nd Quarter...................................   15  1/8     10 3/4      .10
          1st Quarter...................................   17  3/8     14 1/4      .10
        1994
          4th Quarter...................................  $18  1/2    $14 1/8     $.10
          3rd Quarter...................................   18          15 1/8      .10
          2nd Quarter...................................   16  3/4     13 7/8      .10
          1st Quarter...................................   18          15 1/4      .10

     The approximate number of record holders of the company's Common Stock as of December 31, 1995 was 7,592.

     The company is subject to a number of restrictive covenants under various debt agreements. Please see Note 18 to the consolidated financial statements for further discussion.

     Future dividends will depend upon the earnings and financial condition of the company and other relevant factors. The revolving credit agreement includes a covenant that limits dividends. Please see Note 18 to the consolidated financial statements for further explanation. The company has no present intention to discontinue its dividend policy and believes that dividends will continue at current levels during 1996.

ITEM 6. SELECTED FINANCIAL DATA

                                      1995           1994           1993          1992         1991
                                    --------       --------       --------       ------       ------
                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues..........................  $1,098.1       $1,079.9       $  747.2(2)    $801.2       $673.5
Operating income (loss)...........      34.1(1)        57.4          (48.3)(3)     49.1        (11.9)(5)
Interest expense, net.............     (35.7)         (35.2)         (15.9)       (15.1)       (16.9)
Gain on sale of businesses........        --             --          105.4(4)        --           --
                                    --------       --------       --------       ------       ------
Income (loss) before income
  taxes...........................      (1.6)          22.2           41.2         34.0        (28.8)
Income taxes......................       0.2           (9.1)         (28.1)       (13.4)         7.2
                                    --------       --------       --------       ------       ------
Income (loss) from continuing
  operations......................  $   (1.4)      $   13.1       $   13.1       $ 20.6       $(21.6)
                                    ========       ========       ========       ======       ======
Per share of common stock:
  Income (loss) from continuing
     operations...................  $  (0.10)      $   1.02       $   1.04       $ 1.48       $(1.56)
Weighted average number of common
  shares outstanding..............      13.2           12.8           12.6         13.9         13.8
Dividends paid....................  $   0.40       $   0.40       $   0.40       $ 0.40       $ 0.70
Other Financial Data:
  Working capital.................  $  152.5       $  151.9       $  119.4       $182.2       $195.1
  Total assets....................     831.4          929.0        1,024.4        560.3        579.3
  Long-term debt..................     318.9          414.1          336.2        160.3        199.7
  Shareholders' equity............     162.2          158.7          145.4        185.5        180.7
  Capital expenditures............      31.0           48.5           15.1         20.4         19.4
  Depreciation and amortization...      43.5           38.5           24.4         25.3         23.8

---------------

(1) Includes a restructuring charge of $10.7 million. Refer to Note 7 to the consolidated financial statements for explanation.

(2) In 1993, the company acquired Allen Testproducts and Sealed Power Technologies Limited Partnership and divested the Sealed Power Replacement and Truth divisions. Refer to Note 5 to the consolidated financial statements for explanation.

(3) Includes a restructuring charge of $27.5 million. Refer to Note 7 to the consolidated financial statements for explanation.

(4) Reflects the gain on the divestitures of the Sealed Power Replacement and Truth divisions. Refer to Note 5 to the consolidated financial statements for explanation.

(5) Includes a restructuring charge of $18.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the company's consolidated financial statements and the related footnotes.

OVERVIEW

  Significant 1995 Events and Initiatives

     During 1995, the following significant events and initiatives were undertaken:

     - At the end of the first quarter, the company reduced the cost structure at the Automotive Diagnostics division by reducing headcount by approximately 140 people. This resulted in a severance charge of approximately $1.1 million, but generated an estimated $7 million in annual savings.

     - The company completed the sale of SPX Credit Corporation in the third quarter. The buyer will continue to provide the company's customers with a lease financing option for the company's products. The company believes it has a strong relationship with the buyer. Additionally, proceeds from this sale, over $70 million, were used to reduce the company's debt.

     - During the fourth quarter, the company initiated a significant restructuring within the Specialty Service Tool segment that consolidated five divisions into two divisions. The company combined the Kent-Moore division, the Dealer Equipment Service division and the program tool portion of the OTC division to form the OE Tool and Equipment division and combined the Automotive Diagnostics division, the Robinair division and the aftermarket tool portion of the OTC division to form the Aftermarket Tool and Equipment division. The restructuring includes closing two manufacturing facilities, a distribution facility and an operation in Europe. Additionally, the restructuring will combine sales, marketing, engineering and administrative functions at these units. The estimated overall cost of this restructuring is approximately $18 million, and annual savings are estimated to be $23 million by 1998.

     - During the fourth quarter, the company decided to close its unprofitable foundry operation at SP Europe Germany. The company recorded a $3.7 million restructuring charge to accrue for termination benefits for the 200 employees that are affected by the closing. The company obtained significant wage concessions and improved work rule flexibility from the employees that will continue to produce piston rings and cylinder liners at this plant. Additionally, the company obtained a reduction in the cost of utilities and other locally provided services to the plant. The company anticipates that the cumulative effect of these actions will improve this operation in the future.

  Revenues

     Overall revenues for 1995, while up 1.7% from 1994, reflect mixed strengths and weakness. The market for Specialty Service Tools was solid for essential program tools, dealer equipment, aftermarket tools and high-pressure hydraulics. However, sales of environmentally driven products did not reach expectations. Uncertainties in implementation of various state auto emission programs and limited enforcement of environmental laws led to lower sales of gas emission testing equipment and refrigerant recovery and recycling equipment. Revenues of Original Equipment Components suffered from lower production volumes (especially in the last half of 1995), softness in the replacement aftermarket and delays in replacing significant lost valve train component business.

     Current prospects for 1996 look sound for most of the company's business lines. Program tool sales will be down slightly from 1995 due to fewer new model introductions. U.S. vehicle production forecasts anticipate slightly lower levels from 1995. Market indications include improvements in the component aftermarket. Of course, this presumes a continuing stable U.S. economy. Upsides to 1996 revenues include the realization of replacement business for valve train components and increased dealer equipment business due to new customers. The realization of environment related equipment sales remains a major uncertainty. While several states and regions still indicate initiation of enhanced gas emissions testing programs in 1996, previous experience indicates that this could change.

  Operating Income from Continuing Operations

     Operating income from continuing operations in 1995 was $31.1 million compared to $57.4 million in 1994. Without the $10.7 million restructuring charge, the 1995 operating income would have been $41.8 million. This still falls $15.6 million short of 1994 operating income. This shortfall was primarily attributable to lower production volume for the original equipment market, and softness in the aftermarket. Additionally, continued pricing pressures by original equipment manufacturers and the lost valve train business contributed to the reduced operating income from 1994.

     1996 operating income will be significantly impacted by additional incremental costs to be recorded for the Specialty Service Tool restructuring, which are currently estimated at $11 million.

  Cash Flow and Debt Levels

     During 1995, the company reduced its total debt levels by $95.4 million and cash balances increased by $7.2 million. The majority of the reduction in total debt was a result of the proceeds from the sale of SPX Credit Corporation and receipt of tax refunds. Cash generated by operations was approximately $66.4 million, which included approximately $28 million in tax refunds. Capital expenditures were approximately $31 million, which was slightly less than depreciation. No significant cash expenditures related to the restructurings were made in 1995.

     1996 cash flow will be impacted as expenditures related to the restructurings are made. Management is closely monitoring planned 1996 capital expenditures which are anticipated to be approximately $30 million.

RESULTS OF OPERATIONS -- COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

     In the following discussion, references to 1993 "proforma" information are included in certain instances to enhance the comparative discussion. This proforma information refers to unaudited 1993 proforma financial information and is based upon the assumption that certain transactions occurred as of the beginning of 1993. Please refer to Note 6 to the consolidated financial statements for further explanation of the proforma financial information.

CONSOLIDATED

                                                             1995         1994         1993
                                                           --------     --------     --------
                                                                     (IN MILLIONS)
    Revenues:
      Specialty Service Tools............................  $  572.3     $  550.6     $  503.6
      Original Equipment Components......................     525.8     $  529.3     $   26.7
      Businesses sold in 1993............................        --           --        216.9
                                                           --------     --------     --------
              Total......................................  $1,098.1     $1,079.9     $  747.2
                                                           ========     ========     ========
    Operating income (loss):
      Specialty Service Tools............................  $   24.4     $   29.4     $  (10.9)
      Original Equipment Components......................      26.2         48.0        (46.8)
      Businesses sold in 1993............................        --           --         25.2
      General Corporate expenses.........................     (19.5)       (20.0)       (13.3)
                                                           --------     --------     --------
              Total......................................  $   31.1     $   57.4     $  (45.8)
    Other expense (income), net..........................      (3.0)         0.0          2.5
    Interest expense, net................................      35.7         35.2         15.9
    (Gain) on sale of businesses.........................        --           --       (105.4)
                                                           --------     --------     --------
    Income (loss) before income taxes....................  $   (1.6)    $   22.2     $   41.2
    Provision (benefit) for income taxes.................       (.2)         9.1         28.1
                                                           --------     --------     --------
    Income (loss) from continuing operations.............  $   (1.4)    $   13.1     $   13.1
    Income (loss) from discontinued operation............  $   (2.8)    $    1.0     $    2.1
                                                           --------     --------     --------
    Income (loss) before cumulative effect of change in
      accounting methods and extraordinary loss..........  $   (4.2)    $   14.1     $   15.2
    Cumulative effect of change in accounting methods,
      net of taxes.......................................        --           --        (31.8)
    Extraordinary loss, net of taxes.....................      (1.1)          --        (24.0)
                                                           --------     --------     --------
    Net income (loss)....................................  $   (5.3)    $   14.1     $  (40.6)
                                                           ========     ========     ========
    Capital expenditures.................................  $   31.0     $   48.5     $   15.1
    Depreciation and amortization........................      43.5         38.5         24.4
    Identifiable assets..................................     831.4        929.0      1,024.4

     On the following pages, revenues, operating income (loss) and related items are discussed by segment. The following provides an explanation of general corporate expenses and other consolidated items that are not allocated to the segments.

     General Corporate expense (SG&A) -- These expenses represent general unallocated expenses. 1995 expenses included a $1.8 million charge related to the early retirement costs of three officers and severance costs associated with six employees at the corporate office. The 1995 expense was reduced due to lower incentive compensation and the impact of cost reductions. 1994 expenses increased over 1993 primarily as a result of additional corporate expenses resulting from the consolidation of SPT. 1993 also included favorable long-term employee benefit adjustments.

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

     1995 reflects a $1.5 million gain on the sale of the company's aftermarket export distribution business, a $.9 million gain on the sale of the company's 50% investment in RSV, and a $.6 million gain on the sale of a company airplane. 1994 included a $2.1 million charge for the settlement of a dispute regarding the sale of a non-core business in 1989.

     Interest expense, net -- A portion of interest expense has been allocated to the discontinued operation, SPX Credit Corporation, for all years. 1995 interest expense was comparable to 1994 and reflects the debt structure in place after the early 1994 refinancing. 1994 interest expense, net was substantially higher than 1993 due to the higher debt levels associated with the purchase of SPT and Allen Testproducts in 1993. The increase in debt levels was partially offset by the proceeds from the sales of the Sealed Power Replacement and Truth divisions in 1993.

     Gain on Sale of Businesses -- A $105.4 million pretax gain on the sale of the Sealed Power Replacement ($52.4 million) and the Truth ($53.0 million) divisions was recorded in 1993. The results of these units were included through their divestitures in the fourth quarter of 1993.

     Provision (benefit) for income taxes -- The 1995 effective income tax rate of 14.4% was impacted by a $1.3 million benefit recorded on the sale of the company's 50% interest in RSV and by not being able to tax benefit the minority interest charge of $4.8 million recorded in the fourth quarter. Without these unusual items, the 1995 effective income tax rate would have been approximately 41%, which was comparable to the 1994 effective income tax rate. The 1995 effective income tax rate, before the unusual items, and the 1994 effective income tax rate of approximately 41%, exceed the 35% U.S. federal income tax rate due primarily to the effect of non-deductible goodwill and intangibles amortization and the net effect of not being able to tax benefit certain foreign losses because certain foreign operations are in net operating loss carryforward positions. The 1993 effective income tax rate of 68.2% was high due to the inability to tax benefit the $21.5 million of SP Europe's equity losses as its foreign subsidiaries were in net operating loss carryforward positions, because certain items within the Automotive Diagnostics restructuring charge were not tax benefited, and because of the cumulative effect of adjusting net deferred tax liabilities for the change in the U.S. federal income tax rate from 34% to 35% in 1993.

     Income (loss) from discontinued operations -- The results of operations of SPX Credit Corporation, net of allocated interest and income taxes, are presented as a discontinued operation. In 1995, the company recorded a loss on the sale and on costs to close the operation of $4.8 million.

     Cumulative effect of change in accounting methods, net of tax -- In 1993, the company adopted two new accounting methods relating to its ESOP and postretirement benefits other than pensions. See Note 2 to the Consolidated Financial Statements for a detailed explanation of these changes.

     Extraordinary loss, net of taxes -- During 1995, the company purchased $31.7 million of its 11 3/4% senior subordinated notes. These notes were repurchased in the market at a premium of $1.1 million, net of income taxes.

     During the fourth quarter of 1993, the company decided to refinance both SPX and SPT debt. As a result, the company recorded an extraordinary charge of $37.0 million ($24.0 million after-tax) for costs associated with the early retirement of approximately $400 million (principal amount) of debt.

SPECIALTY SERVICE TOOLS

                                                                                      PROFORMA
                                                      1995       1994       1993        1993
                                                     ------     ------     ------     --------
                                                     (IN MILLIONS)
    Revenues.......................................  $572.3     $550.6     $503.6      $529.2
    Gross Profit...................................   183.6      181.3      165.1       183.4
      % of Revenues................................    32.1%      32.9%      32.8%       34.7%
    Selling, general & administration..............   147.1      146.8      144.4       151.5
      % of Revenues................................    25.7%      26.7%      28.7%       28.6%
    Goodwill/intangible amortization...............     5.3        5.2        5.0         5.3
    (Earnings) from equity interests...............     (.2)       (.1)       (.9)        (.9)
    Restructuring charge...........................     7.0         --       27.5        27.5
                                                     ------     ------     ------      ------
    Operating income (loss)........................  $ 24.4     $ 29.4     $(10.9)     $   --
                                                     ======     ======     ======      ======
    Capital expenditures...........................  $  7.4     $ 10.6     $  7.5      $  7.5
    Depreciation and amortization..................  $ 14.9     $ 14.4     $ 14.5      $ 14.8
    Identifiable assets............................  $390.3     $397.9     $409.2         N/A

  Revenues

     1995 revenues were up $21.7 million, or 3.9%, over 1994 revenues, primarily from increased program service tool, high-pressure hydraulics and refrigeration related tool sales. However, sales of electronic diagnostic equipment and service tools to the aftermarket were down from 1994.

     1994 revenues were up $47 million, or 9.3%, over 1993 revenues, principally due to the inclusion of a full year of Allen Testproducts revenues in 1994, whereas, 1993 included only seven months of revenues. Allen Testproducts was acquired in June of 1993. 1994 revenues also increased over 1993 revenues due to overall improved revenues of specialty service tools, particularly dealer equipment programs and high-pressure hydraulics.

     1994 revenues show general improvements over proforma 1993 revenues due to the improvement in essential tool programs, electronic hand-held diagnostics, mechanical tools, and hydraulics sales. These improved sales have been offset, however, by gradually declining sales of higher priced electronic diagnostic equipment.

  Gross Profit

     1995 gross profit as a percentage of revenues ("gross margin") of 32.1% was slightly lower than the 32.9% in 1994. This decrease was attributable to a higher portion of revenues consisting of product purchased for resale in 1995. Such purchased product tends to carry lower gross margin than manufactured product. 1994 gross margin of 32.9% was comparable to 1993 gross margin of 32.8%.

     1994 gross margin of 32.9% was less than proforma 1993 gross margin of 34.7%. The decrease in 1994 was principally due to the higher portion of revenues represented by dealer equipment programs than in proforma 1993. Note that the proforma 1993 gross margin includes estimates of cost reductions from the combination of Bear Automotive and Allen Testproducts.

  Selling, General and Administrative Expense ("SG&A")

     1995 SG&A was 25.7% of revenues compared to 26.7% in 1994. This decrease resulted from the effect of lower sales of electronic diagnostic equipment which have higher proportionate selling costs and from cost reductions in 1995. 1994 SG&A was 26.7% of revenues compared to 28.7% in 1993. This decrease from 1993 was primarily the result of increased dealer equipment program sales which have lower SG&A as a percentage of revenues and the impact of cost reductions achieved through the combination of Bear Automotive and Allen Testproducts. Also, 1994 SG&A included a full year of Allen Testproducts' SG&A, whereas 1993 only included seven months. Allen Testproducts' SG&A as a percentage of revenues was higher than overall historical percentages.

     1994 SG&A as a percentage of revenues compares favorably to proforma 1993 due to higher dealer equipment revenues in 1994 and due to general cost reductions. Note that the proforma 1993 SG&A includes estimates of cost reductions from the combination of Bear Automotive and Allen Testproducts.

  Goodwill/Intangible amortization

     Noncash goodwill and intangible amortization generally results from excess purchase price over fair value of assets in acquisition. The increase in 1995 and 1994 amortization over 1993 was the effect of additional goodwill recorded to acquire Allen Testproducts in June 1993.

  Earnings from Equity Interests

     Included in this segment are the equity earnings of JATEK, a 50% owned joint venture in Japan. JATEK's 1995 and 1994 earnings were negatively impacted by economic conditions in the Pacific Rim, particularly Japan.

  Restructuring Charge

     In the fourth quarter of 1995, the company initiated the aforementioned restructuring of its Specialty Service Tool segment. The charge included $7.0 million of restructuring costs to recognize severance and benefits for the employees to be terminated ($4.4 million), estimated holding costs of vacated facilities ($1.1 million), and to reflect the estimated fair market value of one manufacturing facility ($1.5 million).

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

  Operating Income (Loss)

     1995 operating income of $31.4 million (excluding the $7.0 restructuring charge) was up over 1994 operating income of $29.4 million. The improvement was primarily attributable to the higher revenue.

     1994 operating income of $29.4 million was up significantly over 1993 operating income of $16.6 million (excluding the $27.5 million restructuring charge). This improvement was attributable to increased revenues and associated gross profit levels, while holding SG&A at comparable levels to 1993. The cost reductions associated with the combination of Bear Automotive and Allen Testproducts contributed to achieving the SG&A levels in 1994.

     1994 operating income of $29.4 million was comparable to proforma 1993 operating income of $27.5 million (excluding the $27.5 million restructuring charge).

  Capital Expenditures

     Capital expenditures for 1995 of $7.4 million were approximately $3 million lower than in 1994 due to incremental spending to improve manufacturing capability and systems to better support customers in 1994. Management estimates that annual capital expenditures of approximately $5 million are required to maintain the company's specialty service tool operations. 1996 capital expenditures are expected to approximate $10 million which will include approximately $2 million of incremental spending to support the restructuring.

  Identifiable Assets

     Identifiable assets decreased in 1995 from 1994 levels as a result of inventory reductions and capital expenditures being less than depreciation and amortization. The company believes that additional working capital reductions, particularly inventory, are available and will continue to pursue programs to enhance working capital utilization.

ORIGINAL EQUIPMENT COMPONENTS:

                                                                                      PROFORMA
                                                      1995       1994       1993        1993
                                                     ------     ------     ------     --------
                                                                   (IN MILLIONS)
    Revenues.......................................  $525.8     $529.3     $ 26.6      $458.8
    Gross Profit...................................    61.0       77.1        4.2        51.9
      % of Revenues................................    11.6%      14.6%      15.8%       11.3%
    Selling, general & administration..............    27.8       31.3        1.9        36.9
      % of Revenues................................     5.3%       5.9%       7.1%        8.0%
    Goodwill/intangible amortization...............     3.6        2.6         --         1.5
    Minority interest (income).....................     3.3       (2.2)        --        (4.3)
    (Earnings) from equity interests...............    (3.6)      (2.6)        .7          .4
    Restructuring charge...........................     3.7         --         --          --
    SPT equity losses..............................      --         --       26.9          --
    SP Europe equity losses........................      --         --       21.5          --
                                                     ------     ------     ------      ------
    Operating income (loss)........................  $ 26.2     $ 48.0     $(46.8)     $ 17.4
                                                     ======     ======     ======      ======
    Capital expenditures...........................  $ 23.2     $ 35.9     $  1.0      $ 23.0
    Depreciation and amortization..................  $ 26.3     $ 22.8     $  1.8      $ 23.1
    Identifiable assets............................  $361.8     $367.9     $343.8         N/A

  Revenues

     Revenues for 1995 were down $3.5 million from 1994 revenues principally due to the significant loss of hydraulic valve train business with a major customer. Mitigating this significant loss of revenue, were higher European revenues and increased metal costs passed on to customers. Revenues for 1994 were up significantly over 1993 revenues due to the inclusion of SPT and SP Europe revenues in 1994 (SPT and SP Europe were consolidated as of December 31, 1993). 1993 revenues include the company's solenoid valve operation.

     1994 revenues were up significantly over proforma 1993 revenues (which include SPT and SP Europe). The significant increase was attributable to strong increases in sales to original equipment manufacturers as vehicle production increased significantly in 1994. Revenues from sales to aftermarket customers also increased in 1994.

  Gross Profit

     1995 gross profit as a percentage of revenues ("gross margin") was 11.6% compared to 14.6% in 1994. Several factors contributed to this decrease as follows:

     - The valve train business reduced production and incurred downsizing costs due to the loss of business with a major customer.

     - The die-cast metal cost pass through to customers reduced gross margin percentage as the increase in revenues equaled the increase in cost.

     - During the first quarter of 1995, the company purchased approximately $6 million of inventory from an aftermarket customer and began to package this inventory for the customer. A $1.2 million charge was taken in connection with this purchase to reduce the inventory to cost.

     - SP Europe incurred approximately $1 million in severance costs, incurred additional costs associated with the ongoing process to achieve profitability, and realized poor efficiencies and increased costs while rumors regarding the closure of the German plant circulated during the last two months of 1995.

     1994 gross margin was not comparable to 1993 gross margin as 1994 includes SPT and SP Europe while 1993 does not include SPT and SP Europe.

     1994 gross margin of 14.6% was significantly higher than proforma 1993 gross margin of 11.3%. The primary reason for this increase was the significant increase in production volumes and productivity associated with the higher revenues. Proforma 1993 gross margin was negatively impacted by $5 million or 1.1% of revenues due to costs relating to a strike at a foundry, costs associated with closing that foundry and an adjustment to writedown manufacturing assets used in the production of a product line that was discontinued.

  Selling, General, & Administrative Expense

     1995 SG&A of $27.8 million, or 5.3% of revenues, compares to 1994 SG&A of $31.3 million, or 5.9% of revenues. The reduction reflects continuing cost controls. 1994 SG&A as a percentage of revenues decreased from proforma 1993 levels due primarily to the increased revenues.

  Goodwill and Intangible Amortization

     1995 and 1994 goodwill and intangible amortization was a result of the excess purchase price over fair value of the assets recorded upon the acquisition of 51% of SPT at the end of 1993. 1994 amortization was lower than 1995 as the company was recording income related to negative goodwill associated with SP Europe. The recognition of negative goodwill amortization was completed during the second quarter of 1994.

  Minority Interest (Income)

     1995 and 1994 results reflect the 30% partner's minority interest in SP Europe. SP Europe incurred significant losses in 1995, 1994 and proforma 1993. In the fourth quarter of 1995, the company's partner in SP Europe stated that it will limit its participation by not fully funding its 30% share of this partnership. Due to this limited participation, the company recorded a $4.8 million charge for the cumulative losses previously attributed to this partner to minority interest. Prospectively, the company will record 100% of SP Europe's income or loss.

  Earnings from Equity Interests

     Earnings from equity interests includes the company's equity share of earnings or losses in RSV, Promec, IBS Filtran and Allied Ring Corporation ("ARC"). Promec, IBS Filtran and ARC interests were acquired as part of the company's purchase of 51% of SPT at the end of 1993. Through the end of 1993, RSV and ARC were in various stages of development and were incurring losses. In 1995 and 1994, ARC generated operating profits. In December of 1995, the company's 50% interest in RSV was sold to the joint venture partner.

  Restructuring Charge

     During the fourth quarter of 1995, the company initiated the aforementioned restructuring at SP Europe. The $3.7 million restructuring charge accrued severance that will be paid to affected employees. Additional costs to complete this restructuring in 1996 are not expected to be significant.

  SPT Equity Losses and SP Europe Equity Losses

     SPT and SP Europe were consolidated as of December 31, 1993. The 1993 amounts reflect the company's equity losses in these units prior to the consolidation.

  Operating Income (Loss)

     1995 operating income of $26.2 million was down significantly from 1994 operating income of $48.0 million. The reduction was a result of the lower gross margins, recording of $3.3 million of minority interest loss in 1995 compared to $2.2 of minority interest income in 1994, and the $3.7 million restructuring charge.

1994 operating income exceeds proforma 1993 operating income principally from the significant increase in revenues. Additionally, cost reduction efforts, including the charges in proforma 1993 to writeoff nonproductive capacity, benefited 1994.

  Capital Expenditures

     Capital expenditures for 1995 of $23.2 million were approximately $12.7 million lower than in 1994 as 1994 included the purchase of an additional solenoid valve assembly line, additional die-casting capacity for high strength heat treated aluminum die-castings for air bag steering columns, additional hydraulic lash adjuster capacity, significant additional automated cylinder liner casting and machining capacity to meet the demand for aluminum block engines and productivity enhancing equipment. Management estimates that annual capital expenditures of approximately $15 million are required to maintain the company's original equipment component operations. 1996 capital expenditures are expected to approximate $20 million and will be focused upon cost reductions and maintenance of the operations.

  Identifiable Assets

     1995 identifiable assets decreased approximately $6 million over 1994 due principally to decreases in accounts receivable. The decrease in accounts receivable was due to lower revenue activity in the fourth quarter of 1995 when compared to the fourth quarter of 1994.

BUSINESSES SOLD IN 1993:

                                                            1995       1994       1993
                                                           ------     ------     ------
                                                                  (IN MILLIONS)
        Revenues.........................................  $   --     $   --     $216.9
        Operating income.................................  $   --     $   --     $ 25.2
        Capital expenditures.............................  $   --     $   --     $  6.4
        Depreciation and amortization....................  $   --     $   --     $  7.5
        Identifiable assets..............................  $   --     $   --     $   --

     During the fourth quarter of 1993, the company recorded a $105.4 million pretax gain on the sale of the SPR and Truth divisions. The results of these operations are included in the consolidated results of operations through their dates of divestiture.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     General Business Conditions -- The company operates within the motor vehicle industry and future results may be affected by a number of factors including industry conditions, economic conditions in principally the U.S. and Europe, and the economic strength of motor vehicle dealerships. The majority of the company's revenues are not subject to seasonal variation. Revenues within the Original Equipment Component segment are predominantly dependent upon domestic and foreign motor vehicle production which is cyclical and dependent on general economic conditions and other factors. Revenues within the Specialty Service Tool segment are dependent upon new vehicle introductions, environmental regulations, and the general economic status of motor vehicle dealerships and aftermarket maintenance facilities. These factors can, therefore, affect the company's working capital requirements. However, as the company receives production forecasts from original equipment manufacturers and is knowledgeable about new vehicle introductions, it is able to anticipate and manage these requirements.

     Automotive Diagnostics Goodwill -- At December 31, 1995, $69.2 million of goodwill relates to the Automotive Diagnostics operating unit. This operating unit has incurred significant operating losses in 1995 and in prior years. The company projects that, in the near future, the cost savings, market synergies and other factors which, in part, will be realized from the Bear Automotive and Allen Testproducts combination and the 1995 restructuring described in Note 7 will result in non-discounted operating income sufficient to exceed goodwill amortization.

     The market for certain portions of the Automotive Diagnostics operating unit's products is highly cyclical. The demand for vehicle emissions test equipment is significantly impacted by changes in U.S. federal and state government regulations designed to improve air quality by imposing more stringent limitations on emissions and discharges to the environment from motor vehicles. Management also believes that these regulations have a related impact on the market for engine performance testing equipment. Certain of the company's products perform tests of both engine performance and emissions.

     The company's projections for this operating unit over the near term (after
1996) include significant incremental revenues, operating profit and cash flows associated with market opportunities that will be created by enacted federal and state regulations mandated by the 1990 Clean Air Act Amendment (the "Act"). Over the longer term, the company's projections include the cyclical impact of further legislation in the U.S. and in certain international markets in which the company participates. As a result of the Act, certain geographic regions were designated as "enhanced emissions areas." Areas so designated are required to implement more rigorous testing standards. This change creates additional market opportunity for the company, in particular, for testing equipment capable of testing for nitrites of oxygen. However, due to politically driven factors, various states have delayed implementation of the provisions of the Act in these "enhanced emissions areas." To date, no changes have been made to the Act for implementation or enforcement. Further, the company expects debate to continue during 1996 at both the federal and state level over the merits of this legislation. Future changes in legislation could significantly diminish or eliminate these incremental market opportunities for motor vehicle gas emissions testing equipment.

     It is not possible to predict the extent to which the company or the market for motor vehicle gas emissions testing equipment in general might be affected by the matters described above. However, should the company's projections require downward revisions based upon changed events, circumstances or legislation, this operating unit's goodwill may require writedown. Although having no cash flow impact, the resulting charge, if any, could materially reduce the company's future reported results of operations and shareholders' equity. At this time, based upon present information, projections and strategic plans, the company has concluded that there has been no permanent impairment of the Automotive Diagnostics operating unit's tangible or intangible assets.

     Financial Leverage of the Company -- The company is highly levered with indebtedness. Should economic and general business conditions deteriorate and impact the company's business activity, thereby creating increased borrowing costs, the company might not be able to adequately service its indebtedness or maintain current dividend levels.

     Impact of Inflation -- The company believes that inflation has not had a significant impact on operations during the period 1993 through 1995 in any of the countries in which the company operates.

     Environmental -- The company's operations and properties are subject to federal, state, local, and foreign regulatory requirements relating to environmental protection. It is the company's policy to comply fully with all such applicable requirements. As part of its effort to comply, management has established an ongoing internal compliance auditing program which has been in place since 1989. Based on current information, management believes that the company's operations are in substantial compliance with applicable environmental laws and regulations and the company is not aware of any violation that could have a material adverse effect on the business, financial condition, or results of operations of the company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the company's business or operations in the future. See Note 17 of the consolidated financial statements for further discussion.

     Accounting Pronouncements -- As of the beginning of 1996, the company must adopt Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The effect of adopting this statement is not expected to have a significant impact on the company's consolidated financial position or results of operations.

LIQUIDITY AND FINANCIAL CONDITION

     The company's liquidity needs arise primarily from capital investment in new equipment, funding working capital requirements and to meet interest costs.

     The company is highly levered with indebtedness. This financial leverage requires management to focus on cash flows to meet interest costs and to maintain dividends. Management believes that operations and the credit arrangements will be sufficient to supply funds needed by the company in 1996.

  Cash Flow

                                                                          YEAR
                                                              -----------------------------
                                                               1995       1994        1993
                                                              ------     -------     ------
                                                              (IN MILLIONS)
    Cash flows from operating activities....................  $ 66.3     $  34.5     $ 25.0
    Cash flows from investing activities....................    43.0       (85.0)      44.3
    Cash flows from financing activities....................  (101.5)      (54.5)      39.2
    Effect of exchange rate changes.........................     (.6)       (3.0)       (.4)
                                                              -------    -------     ------
              Net cash flow.................................  $  7.2     $(108.0)    $108.1
                                                              =======    =======     ======

     1995 operating cash flow was positively impacted by $28 million of federal income tax refunds received, reductions in accounts receivable and inventory, and the non-cash (in current year) unusual items included in the net loss, principally the restructuring charges and the minority interest loss. Negatively impacting 1995 operating cash flow was the reduction in accounts payable as the ending 1994 balance was high due to significant capital expenditures.

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

     1995 cash flows from investing activities include the $73.2 million received from the sale of SPX Credit Corporation and $31.0 million of capital expenditures. The 1995 capital expenditures were $17.5 million less than 1994 as 1994 included significant investments made to expand manufacturing capacity, including cylinder liners, die-casting, and other new business opportunities. Planned 1996 capital expenditures are expected to be approximately $30 million.

     1994 cash flows from investing activities reflect high capital expenditures and a $39 million payment to Riken to purchase the additional ownership of SPT. 1993 cash flows from investing activities reflect the net proceeds from the divestiture of SPR and Truth of approximately $189 million and the purchase of Allen Testproducts and Allen Group Leasing for approximately $102 million. In addition, 1993 includes $19.9 million of advances to SP Europe prior to it being consolidated into the balance sheet.

     1995 cash flows from financing activities principally reflect the reduction of debt by approximately $95 million. This reduction was made possible by the proceeds from the sale of SPX Credit Corporation and cash from operations. 1994 cash flows from financing activities reflect the changes in the company's debt structure resulting from the debt refinancing that occurred in the first half of 1994, including the payment of approximately $34 million in fees related to the restructuring.

  Capitalization

                                                                       DECEMBER 31
                                                               ----------------------------
                                                                1995       1994       1993
                                                               ------     ------     ------
                                                               (IN MILLIONS)
    Notes payable and current maturities of long-term debt...  $   .9     $  1.1     $ 94.0
    Long-term debt...........................................   318.9      414.1      336.2
                                                               ------     ------     ------
      Total Debt.............................................  $319.8     $415.2     $430.2
    Shareholders' equity.....................................   162.2      158.7      145.4
                                                               ------     ------     ------
    Total Capitalization.....................................  $482.0     $573.9     $575.6
                                                               ======     ======     ======
    Total debt to capitalization ratio.......................    66.3%      72.3%      74.7%

     At December 31, 1995, the company's total debt was comprised primarily of borrowings on its $225 million revolving credit facility obtained in March of 1994 and on its $228.3 million of 11-3/4% senior subordinated notes issued during the second quarter of 1994. At December 31, 1995, the weighted average interest rate on outstanding revolving credit borrowing was 7.0%. The company has three interest rate cap agreements which entitle the company to receive the amounts, if any, by which LIBOR exceeds 8.5% on $25 million and 9.0% on $75 million. These agreements expire in 1997 and 1998.

     As of December 31, 1995, the following summarizes the debt outstanding and unused credit availability:

                                                      TOTAL          AMOUNT        UNUSED CREDIT
                                                    COMMITMENT     OUTSTANDING     AVAILABILITY
                                                    ----------     -----------     -------------
                                                    (IN MILLIONS)
    Revolving credit..............................    $225.0         $  60.0          $ 147.5(a)
    Swingline loan facility.......................       5.0             2.0              3.0
    Senior Subordinated Notes.....................     228.3           228.3               --
    Industrial Revenue Bonds......................      15.1            15.1               --
    Other.........................................      18.7            14.4              4.3
                                                      ------          ------           ------
              Total...............................    $492.1         $ 319.8          $ 154.8
                                                      ======          ======           ======

---------------

(a) Decreased by $17.5 million of facility letters of credit outstanding at December 31, 1995 which reduce the unused credit availability.

     At December 31, 1995, the company was in compliance with all restrictive covenants contained in the revolving credit agreement, as amended, and the senior subordinated note indenture. Under the most restrictive of these covenants, the company was required to:

     - Maintain a leverage ratio, as defined, of 78% or less, declining on a graduated scale to 65% in 1999. The leverage ratio at December 31, 1995 was 69%.

     - Maintain an interest expense coverage ratio, as defined, of 1.70:1 or greater in 1995 rising on a graduated scale to 3.50:1 or greater in 1998 and thereafter. The interest expense coverage ratio as of December 31, 1995 was 2.13:1.

     - Maintain a fixed charge coverage ratio, as defined, of 1.50:1 or greater in 1995 and 1996, and 2:1 or greater thereafter. The fixed charge coverage ratio as of December 31, 1995 was 1.78:1.

     - Limit dividends paid during the preceding twelve months to 10% of operating income plus depreciation and amortization (EBITDA) for the twelve month period. Dividends paid for the twelve month period ended December 31, 1995 were $5.3 million and 10% of EBITDA for the period was $7.6 million.

     Covenants also limit capital expenditures, investments and transactions with affiliates. The amended revolving credit agreement also limits the company's prospective purchase of 11-3/4% senior subordinated notes to $15 million. The company is currently negotiating an amendment with the revolving credit facility lenders to increase the amount of notes that can be purchased to $50 million. These negotiations also include the reduction of the revolving credit facility's commitment from $225 million to $175 million. It is anticipated that this amendment will be obtained by mid to late March 1996.

     Management believes that the unused credit availability is sufficient to meet operating cash needs including working capital requirements and capital expenditures planned for 1996. Aggregate future maturities of total debt are not material for 1996 through 1998 (see Note 18 to the consolidated financial statements). In 1999, the revolving credit agreement expires and borrowings on the revolver would become due, however, management believes that the revolving credit agreement would likely be extended or that alternate financing will be available to the company.
                            ------------------------

     The foregoing discussion in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contains forward-looking statements which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those matters discussed under the caption "Factors That may Affect Future Results" above and under Part I, Item 3, "Legal Proceedings." Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

ITEM 8.

                        SPX CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                                                                        PAGE
                                                                                        ----
Report of Independent Public Accountants..............................................    27
Consolidated Financial Statements --
  Consolidated Balance Sheets -- December 31, 1995 and 1994...........................    28
  Consolidated Statements of Income for the three years ended December 31, 1995.......    29
  Consolidated Statements of Shareholders' Equity for the three years ended December
     31, 1995.........................................................................    30
  Consolidated Statements of Cash Flows for the three years ended December 31, 1995...    31
  Notes to Consolidated Financial Statements..........................................    32
Schedules omitted
  No schedules are submitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of SPX Corporation:

     We have audited the accompanying consolidated balance sheets of SPX CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPX Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 1993, the company changed its method of Employee Stock Ownership Plan
(ESOP) accounting and Sealed Power Technologies Limited Partnership changed its method of accounting for postretirement benefits other than pensions.

                                                   ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 9, 1996

                        SPX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                         (IN THOUSANDS, EXCEPT
                                                                          SHARE AND PER SHARE
                                                                               AMOUNTS)
CURRENT ASSETS:
  Cash and temporary investments.......................................  $ 17,069     $  9,859
  Receivables (Note 10)................................................   130,171      128,529
  Inventories (Note 11)................................................   150,851      151,821
  Deferred income tax asset and refunds (Note 12)......................    47,246       55,843
  Prepaid and other current assets.....................................    18,191       25,148
                                                                         --------     --------
          Total current assets.........................................  $363,528     $371,200
NET ASSETS OF DISCONTINUED OPERATION...................................        --       79,596
INVESTMENTS (Note 13)..................................................    18,885       16,363
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 14).......................  $425,636     $408,236
  Less: Accumulated depreciation.......................................   212,672      193,450
                                                                         --------     --------
     Net property, plant and equipment.................................  $212,964     $214,786
OTHER ASSETS...........................................................    43,647       47,954
COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED (Note 15).........   192,334      199,145
                                                                         --------     --------
TOTAL ASSETS...........................................................  $831,358     $929,044
                                                                         ========     ========
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt (Note 18).....  $    893     $  1,133
  Accounts payable.....................................................    71,379       82,947
  Accrued liabilities (Note 16)........................................   135,387      132,073
  Income taxes payable (Note 12).......................................     3,352        3,100
                                                                         --------     --------
          Total current liabilities....................................  $211,011     $219,253
LONG-TERM LIABILITIES (Note 9).........................................   113,737      120,641
DEFERRED INCOME TAXES (Note 12)........................................    25,489       16,376
COMMITMENTS AND CONTINGENCIES (Note 17)................................        --           --
LONG-TERM DEBT (Note 18)...............................................   318,894      414,082
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, authorized 3,000,000 shares; no shares
     issued (Note 20)..................................................        --           --
  Common stock, $10 par value, authorized 50,000,000 shares; issued
     15,947,893 in 1995 and 15,647,799 in 1994 (Note 20)...............   159,474      156,478
  Paid in capital......................................................    57,668       58,072
  Retained earnings....................................................    18,997       29,411
                                                                         --------     --------
                                                                         $236,139     $243,961
  Less: Common stock held in treasury (Note 20)........................    50,000       50,000
         Unearned compensation (Notes 9 and 20)........................    26,888       31,073
         Minority interest (Note 13)...................................        --        3,278
         Cumulative translation adjustments............................    (2,976)         918
                                                                         --------     --------
  Total shareholders' equity...........................................  $162,227     $158,692
                                                                         --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................  $831,358     $929,044
                                                                         ========     ========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31
                                                         ---------------------------------------
                                                            1995           1994          1993
                                                         ----------     ----------     ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                        AMOUNTS)
REVENUES (Note 3)......................................  $1,098,103     $1,079,870     $ 747,171
COSTS AND EXPENSES:
  Cost of products sold................................     853,537        821,505       508,032
  Selling, general and administrative..................     194,485        198,032       204,116
  Goodwill/intangibles amortization....................       8,824          7,767         5,168
  Minority interest (income) loss......................       3,278         (2,198)           --
  Earnings from equity interests.......................      (3,836)        (2,692)         (178)
  Restructuring charge (Note 7)........................      10,724             --        27,500
  SPT equity losses (Note 5)...........................          --             --        26,845
  SP Europe equity loss (Note 13)......................          --             --        21,500
                                                         ----------     ----------     ---------
OPERATING INCOME (LOSS)................................  $   31,091     $   57,456     $ (45,812)
  Other expense (income), net..........................      (3,060)            32         2,534
  Interest expense, net................................      35,729         35,220        15,877
  (Gain) on sale of businesses (Note 5)................          --             --      (105,400)
                                                         ----------     ----------     ---------
INCOME (LOSS) BEFORE INCOME TAXES......................  $   (1,578)    $   22,204     $  41,177
PROVISION (BENEFIT) FOR INCOME TAXES
  (Note 12)............................................        (227)         9,121        28,063
                                                         ----------     ----------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS...............  $   (1,351)    $   13,083     $  13,114
DISCONTINUED OPERATION (Note 4):
  Income from discontinued operation, net of tax.......  $      140     $    1,017     $   2,086
  Loss on sale, net of tax.............................      (2,987)            --            --
                                                         ----------     ----------     ---------
  Income (loss) from discontinued operation, net of
     tax...............................................  $   (2,847)    $    1,017     $   2,086
                                                         ----------     ----------     ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING METHODS AND EXTRAORDINARY LOSS............  $   (4,198)    $   14,100     $  15,200
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHODS, NET
  OF TAXES (Note 2)....................................          --             --       (31,800)
EXTRAORDINARY LOSS, NET OF TAXES (Note 8)..............      (1,078)            --       (24,000)
                                                         ----------     ----------     ---------
NET INCOME (LOSS)......................................  $   (5,276)    $   14,100     $ (40,600)
                                                         ==========     ==========     =========
INCOME (LOSS) PER SHARE OF COMMON STOCK:
  From continuing operations...........................  $    (0.10)    $     1.02     $    1.04
  From discontinued operation..........................       (0.22)          0.08          0.16
  Cumulative effect of change in accounting methods,
     net of taxes......................................          --             --         (2.52)
  Extraordinary loss, net of taxes.....................       (0.08)            --         (1.90)
                                                         ----------     ----------     ---------
  Net income (loss)....................................  $    (0.40)    $     1.10     $   (3.22)
                                                         ==========     ==========     =========
Weighted average number of common shares outstanding
  (Notes 1 and 20).....................................      13,174         12,805        12,604

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   COMMON
                                                 STOCK - $10     PAID IN     RETAINED      OTHER
                                                  PAR VALUE      CAPITAL     EARNINGS     ACCOUNTS
                                                 -----------     -------     --------     --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1992.....................   $ 155,360      $60,199     $ 65,732     $(95,801)
  Net loss.....................................          --           --      (40,600)          --
  Cash dividends ($.40 per share)..............          --           --       (5,040)          --
  Net shares sold under stock option plans.....         198           82           --           --
  Earned ESOP shares...........................          --       (1,355)          --        3,046
  Tax benefit on dividends paid to ESOP
     trust.....................................          --           --          190           --
  Minority interest in SP Europe...............          --           --           --       (1,080)
  Translation adjustment.......................          --           --           --         (779)
  Cumulative effect of change in ESOP
     accounting method, net of taxes (Note
     2)........................................          --           --           --        5,100
  Vesting of restricted stock..................          --           --           --          135
                                                   --------      -------     --------     --------
BALANCE, DECEMBER 31, 1993.....................   $ 155,558      $58,926     $ 20,282     $(89,379)
  Net income...................................          --           --       14,100           --
  Cash dividends ($.40 per share)..............          --           --       (5,131)          --
  Net shares sold under stock option plans.....         920          390           --           --
  Earned ESOP shares...........................          --       (1,244)          --        4,692
  Tax benefit on dividends paid to ESOP
     trust.....................................          --           --          160           --
  Minority interest in SP Europe...............          --           --           --       (2,198)
  Translation adjustment.......................          --           --           --        1,481
  Vesting of restricted stock..................          --           --           --          135
                                                   --------      -------     --------     --------
BALANCE, DECEMBER 31, 1994.....................   $ 156,478      $58,072     $ 29,411     $(85,269)
  Net loss.....................................          --           --       (5,276)          --
  Cash dividends ($.40 per share)..............          --           --       (5,274)          --
  Net shares sold under stock option plans.....       1,061          374           --           --
  Earned ESOP shares...........................          --       (1,977)          --        6,065
  Tax benefit on dividends paid to ESOP
     trust.....................................          --           --          136           --
  Minority interest in SP Europe...............          --           --           --        3,278
  Translation adjustment.......................          --           --           --        3,894
  Issuance of stock under incentive program....         685          480           --           --
  Issuance of restricted stock                        1,250          719           --       (1,969)
  Vesting of restricted stock..................          --           --           --           89
                                                   --------      -------     --------     --------
BALANCE, DECEMBER 31, 1995.....................   $ 159,474      $57,668     $ 18,997     $(73,912)
                                                   ========      =======     ========     ========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED DECEMBER 31
                                                                     ------------------------------------
                                                                       1995          1994          1993
                                                                     ---------     ---------     --------
                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operating activities........................  $  (5,276)    $  14,100     $(40,600)
Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities--
  Cumulative effect of change in accounting methods................         --            --       31,800
  Extraordinary loss...............................................      1,078            --       24,000
  Depreciation and amortization....................................     43,522        38,515       24,370
  (Earnings) loss from equity interests............................     (3,836)       (2,692)      48,167
  (Income) loss applicable to minority interest....................      3,278        (2,198)          --
  Increase (decrease) in deferred income tax assets, refunds and
    liabilities....................................................     18,773        (5,765)     (15,306)
  Decrease (increase) in receivables...............................      5,303        (2,430)     (15,639)
  Decrease in inventories..........................................      2,761        10,743       11,609
  Decrease in prepaid assets.......................................      7,211           975        2,212
  Decrease (increase) in net assets of discontinued operation......      1,276         1,157       (5,114)
  Increase (decrease) in accounts payable..........................    (12,268)       20,123       (2,568)
  Increase (decrease) in accrued liabilities.......................     (7,209)      (27,305)     (10,385)
  Increase (decrease) in income taxes payable......................        (58)       (9,247)       4,529
  (Increase) decrease in other assets..............................        866        (2,550)      (2,479)
  Gain on sale of businesses, net of taxes.........................         --            --      (64,200)
  Restructuring charges............................................     10,724            --       27,500
  Increase (decrease) in long-term liabilities.....................     (6,904)       (2,594)       6,803
  Compensation recognized under employee stock plan................      3,026         2,778        1,925
  Other, net.......................................................      4,105           873       (1,619)
                                                                     ---------     ---------     --------
  Net cash provided by operating activities........................  $  66,372     $  34,483     $ 25,005
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in affiliates.........................................  $      --     $      --     $(19,900)
  Payments for purchase of businesses..............................         --       (39,000)    (108,971)
  Net proceeds from sale of businesses.............................     73,183            --      189,078
  Capital expenditures.............................................    (31,009)      (48,451)     (15,116)
  Sale of property, plant and equipment, net.......................        801         2,422         (797)
                                                                     ---------     ---------     --------
  Net cash provided (used) by investing activities.................  $  42,975     $ (85,029)    $ 44,294
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings -- revolving credit agreement..........  $ (63,000)    $  95,000     $(17,000)
  Long-term debt borrowings........................................         --       260,000       19,937
  Long-term debt payments..........................................    (32,621)     (278,272)     (12,207)
  Increase (decrease) in notes payable and current maturities of
    long-term debt.................................................       (266)      (93,214)      53,283
  Payment of fees related to debt restructuring....................     (1,797)      (34,170)          --
  Net shares sold under stock option plans.........................      1,435         1,310          280
  Dividends paid...................................................     (5,274)       (5,131)      (5,040)
                                                                     ---------     ---------     --------
  Net cash provided (used) by financing activities                   $(101,523)    $ (54,477)    $ 39,253
EFFECT OF EXCHANGE RATE CHANGES ON CASH............................       (614)       (2,961)        (438)
                                                                     ---------     ---------     --------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS..........  $   7,210     $(107,984)    $108,114
CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD................  $   9,859     $ 117,843     $  9,729
                                                                     ---------     ---------     --------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD......................  $  17,069     $   9,859     $117,843
                                                                     =========     =========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash payments for interest.......................................  $  40,237     $  40,260     $ 18,347
  Cash payments (refunds), net, for income taxes...................  $ (21,631)    $  23,992     $ 40,454

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

(1) SUMMARY OF ACCOUNTING POLICIES

     All dollar amounts in the Notes to Consolidated Financial Statements are in thousands, except per share amounts.

     The accounting and financial policies which affect significant elements of the consolidated financial statements of SPX Corporation (the "company") and which are not apparent on the face of the statements, or in other notes to the consolidated financial statements, are described below.

     Basis of Presentation -- The preparation of the company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Consolidation -- The consolidated financial statements include the accounts of the company and all of its majority-owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Amounts representing the company's percentage interest in the underlying net assets of less than majority-owned companies in which a significant equity ownership interest is held are included in "Investments."

     Foreign Currency Translation -- Translation of the company's subsidiaries results in unrealized translation adjustments being reflected as cumulative translation adjustment in shareholders' equity.

     Revenue Recognition -- The company recognizes revenues from product sales upon shipment to the customer. Revenue from service contracts and long-term maintenance arrangements is deferred and is recognized as revenue on a pro rata basis over the agreement periods.

     Research and Development Costs -- The company expenses currently all costs for development of products. Research and development costs were $26,300 in 1995, $26,400 in 1994, and $17,600 in 1993.

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

     Derivatives -- Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the terms of the caps. Unamortized premiums are included in other assets in the consolidated balance sheets. Amounts receivable under cap agreements, if any, are accrued as a reduction of interest expense. Gains and losses related to qualifying hedges of firm commitments or anticipated

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

     transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

     Reclassifications -- Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation. This reclassification had no effect on net income for any period.

(2) CHANGES IN ACCOUNTING METHODS

     In 1993, the company adopted two new accounting methods relating to its Employee Stock Ownership Plan ("ESOP") and postretirement benefits. The effect of the change to these new accounting methods have been reflected in the consolidated statements of income as "Cumulative effect of change in accounting methods."

     Effective January 1, 1993, the company elected to adopt new accounting for its ESOP in accordance with Statement of Position 93-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants, issued in November of 1993. As part of this change, the company recorded a cumulative charge of $5,100 pretax, or $3,300 after-tax. This charge recognizes the cumulative difference of expense since the inception of the ESOP until January 1, 1993 to reflect the shares allocated method of accounting for ESOPs.

     Effective January 1, 1993, Sealed Power Technologies Limited Partnership adopted Statement of Financial Accounting Standards (SFAS) No.
106 -- "Employers' Accounting for Postretirement Benefits Other Than Pensions," using the immediate recognition transition option. SFAS No. 106 requires recognition, during the employees' service with the company, of the cost of their retiree health and life insurance benefits. At that date, the full accumulated postretirement benefit obligation was $89,500 pretax. The company recorded its 49% share of this transition obligation, $28,500, net of deferred taxes of $15,400 in the first quarter.

     As of the beginning of 1996, the company must adopt Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The effect of adopting this statement is not expected to have a significant impact on the company's consolidated financial position or results of operations.

     As of the beginning of 1996, the company must adopt Statement of Financial Accounting Standards, No. 123, "Accounting for Stock-Based Compensation." This standard recommends the adoption of the fair value based method for stock-based compensation. The standard allows the company to continue to measure stock-based compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The company has elected to continue to measure stock-based compensation cost using APB No. 25, as such, the effect of this new statement will be limited to additional required disclosures beginning in 1996.

(3) BUSINESS DESCRIPTION

     The company is comprised of two business segments. Specialty Service Tools includes operations that design, manufacture and market a wide range of specialty service tools and diagnostic equipment primarily to the motor vehicle industry, principally in North America and Europe. Major customers of this segment are franchised dealerships of motor vehicle original equipment manufacturers, aftermarket vehicle service facilities, and independent distributors. Original Equipment Components includes operations that design, manufacture and market engine, transmission and steering component parts for light and heavy duty vehicle markets, principally in North America and Europe. Major customers of this segment are vehicle manufacturers and aftermarket private brand distributors.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

     Revenues by business segment represent sales to unaffiliated customers. Intercompany sales between segments are not significant. Operating income (loss) by segment does not include general unallocated corporate expense, other expense (income), net, interest expense, income taxes and extraordinary items.

     Identifiable assets by business segment are those used in company operations in each segment. General corporate assets are principally cash, deferred tax assets, and certain prepaid expenses.

                   BUSINESS SEGMENTS                        1995           1994           1993
-------------------------------------------------------  ----------     ----------     ----------
Revenues:
  Specialty Service Tools..............................  $  572,270     $  550,557     $  503,600
  Original Equipment Components........................     525,833        529,313         26,657
  Businesses sold in 1993..............................          --             --        216,914
                                                         ----------     ----------     ----------
          Total........................................  $1,098,103     $1,079,870     $  747,171
                                                         ==========     ==========     ==========
Operating income (loss):
  Specialty Service Tools(a)...........................  $   24,364     $   29,408     $  (10,913)
  Original Equipment Components(b).....................      26,158         48,038        (46,816)
  Businesses sold in 1993..............................          --             --         25,249
  General Corporate expenses...........................     (19,431)       (19,990)       (13,332)
                                                         ----------     ----------     ----------
          Total........................................  $   31,091     $   57,456     $  (45,812)
                                                         ==========     ==========     ==========
Capital expenditures:
  Specialty Service Tools..............................  $    7,385     $   10,616     $    7,479
  Original Equipment Components........................      23,193         35,856          1,014
  Businesses sold in 1993..............................          --             --          6,439
  General Corporate....................................         431          1,979            184
                                                         ----------     ----------     ----------
          Total........................................  $   31,009     $   48,451     $   15,116
                                                         ==========     ==========     ==========
Depreciation and amortization:
  Specialty Service Tools..............................  $   14,884     $   14,420     $   14,485
  Original Equipment Components........................      26,336         22,760          1,796
  Businesses sold in 1993..............................          --             --          7,462
  General Corporate....................................       2,302          1,335            627
                                                         ----------     ----------     ----------
          Total........................................  $   43,522     $   38,515     $   24,370
                                                         ==========     ==========     ==========
Identifiable assets:
  Specialty Service Tools..............................  $  390,332     $  397,920     $  409,237
  Original Equipment Components........................     361,782        367,871        343,816
  Discontinued operation...............................          --         79,596         85,165
  General Corporate(c).................................      79,244         83,657        186,183
                                                         ----------     ----------     ----------
          Total........................................  $  831,358     $  929,044     $1,024,401
                                                         ==========     ==========     ==========

---------------

(a) 1995 includes a $7,000 restructuring charge to combine five divisions into two divisions. 1993 includes a $27,500 restructuring charge to merge Allen Testproducts and Bear Automotive into Automotive Diagnostics.

(b) 1995 includes a $3,724 restructuring charge to close a foundry operation in Germany. 1993 includes $26,845 of SPT equity losses and $21,500 of SP Europe equity losses.

(c) Decrease in 1994 was primarily due to the use of $108,100 in cash to purchase SPT and to complete the debt refinancing in 1994.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

                   GEOGRAPHIC AREAS                         1995           1994           1993
-------------------------------------------------------  ----------     ----------     ----------
Revenues -- Unaffiliated customers:
  United States(a).....................................  $  915,717     $  915,071     $  628,169
  Other North America..................................      15,096         11,444         21,719
  Other................................................     167,290        153,355         97,283
                                                         ----------     ----------     ----------
          Total                                          $1,098,103     $1,079,870     $  747,171
                                                         ==========     ==========     ==========
Revenues -- Between affiliated customers:
  United States........................................  $   27,886     $   26,903     $   34,934
  Other North America..................................         128            134             --
  Other................................................          91            817          1,708
  Eliminations.........................................     (28,105)       (27,854)       (36,642)
                                                         ----------     ----------     ----------
          Total........................................  $       --     $       --     $       --
                                                         ==========     ==========     ==========
Operating income (loss):
  United States(b).....................................  $   39,409     $   57,828     $  (22,466)
  Other North America..................................         683            464           (224)
  Other(c).............................................      (9,001)          (836)       (23,122)
                                                         ----------     ----------     ----------
          Total........................................  $   31,091     $   57,456     $  (45,812)
                                                         ==========     ==========     ==========
Total assets:
  United States........................................  $  661,722     $  783,446     $  893,172
  Other North America..................................       8,161          7,875          8,591
  Other................................................     161,475        137,723        122,638
                                                         ----------     ----------     ----------
          Total........................................  $  831,358     $  929,044     $1,024,401
                                                         ==========     ==========     ==========

---------------

(a) Included in the United States revenues are export sales to unconsolidated customers of $83,000 in 1995, $95,700 in 1994 and $74,400 in 1993.

(b) 1995 includes a $7,000 restructuring charge to merge five specialty service tool divisions into two divisions. 1993 includes a $27,500 restructuring charge to merge Allen Testproducts and Bear Automotive into Automotive Diagnostics and $26,845 of SPT equity losses.

(c) 1995 includes a $3,724 restructuring charge to close a foundry operation in Germany. 1993 includes $21,500 of SP Europe equity losses.

     Approximately 20% in 1995, 16% in 1994 and 9% in 1993 of the company's consolidated sales were made to General Motors Corporation and its various divisions, dealers and distributors. Approximately 12% in 1995, 12% in 1994 and 2% in 1993 of the company's consolidated sales were made to Ford Motor Company and its various divisions, dealers and distributors. Approximately 5% in 1995, 7% in 1994 and 6% in 1993 of the company's consolidated sales were made to Chrysler Corporation and its various divisions, dealers and distributors. No other customer or group of customers under common control accounted for more than 10% of consolidated sales for any of these years. On a proforma 1993 basis, approximately 17%, 10% and 8% of consolidated sales were to General Motors, Ford and Chrysler, respectively.

(4) DISCONTINUED OPERATION

     On September 29, 1995, the company sold the majority of its SPX Credit Corporation operations and lease financing receivables to Textron Financial Corporation ("TFC"), a subsidiary of Textron Inc. The sales

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

proceeds were $73,183. The company recorded a $2,987 after-tax loss ($4,817 pretax) on the sale on costs associated with closing the remaining leasing operation. Proceeds from the sale were used to reduce a portion of the company's debt. TFC will provide SPX customers with financing previously provided by SPX Credit Corporation. SPX's agreement with TFC includes provisions for the company to repurchase equipment resulting from future lease defaults. See Note 19 for further explanation of repurchase and recourse provisions of this agreement.

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

     The following summarizes the results of operations for the nine months ended September 29, 1995 and the twelve months ended December 31, 1994 and 1993 and net assets of SPX Credit Corporation at December 31, 1994:

                                                           1995       1994        1993
                                                          ------     -------     ------
        Revenues........................................  $9,163     $12,877     $8,974
        Operating income................................   4,622       7,361      5,483
        Interest expense................................   4,391       5,665      2,005
                                                          ------     -------     ------
        Income before income taxes......................  $  231     $ 1,696     $3,478
        Provision for income taxes......................      91         679      1,392
                                                          ------     -------     ------
        Income from operations..........................  $  140     $ 1,017     $2,086
                                                          ======     =======     ======

                                                                          DECEMBER 31,
                                                                              1994
                                                                          ------------
        Lease finance receivables -- current............................    $ 35,026
        Other current assets............................................          55
        Lease finance receivables -- long-term..........................      47,042
        Other noncurrent assets.........................................          92
        Current liabilities.............................................      (2,619)
                                                                             -------
                  Net assets............................................    $ 79,596
                                                                             =======

(5) ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

     Allen Testproducts ("ATP") and Allen Group Leasing ("AGL") -- On June 10, 1993, the company acquired ATP and its related leasing company, AGL, from the Allen Group, Inc. for $102,000. ATP is a manufacturer and marketer of vehicular test and service equipment. This acquisition was recorded using the purchase method of accounting, and the results of ATP and AGL have been included in the company's consolidated statements of income since June 10, 1993.

     Sealed Power Technologies Limited Partnership ("SPT") -- Effective December 31, 1993, the company acquired Riken Corporation's 49% and management's 2% interests in SPT for $39,000 and $2,700,

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

respectively. The company previously owned 49% of SPT. Accordingly, the net assets of SPT have been included in the accompanying consolidated balance sheet as of December 31, 1993. Prior to this acquisition, the company accounted for its investment using the equity method. Beginning in the first quarter of 1994, results of operations of SPT are reflected in the consolidated statements of income and cash flows. Prior to 1994, the pro rata share of earnings or losses and the amortization of the company's investment in SPT is reflected as "SPT equity losses" on the consolidated statements of income.

DIVESTITURES

     Sealed Power Replacement ("SPR") -- On October 22, 1993, the company sold SPR to Federal-Mogul Corporation for approximately $141,000 in cash. SPR distributed engine and undervehicle parts into the U.S. and Canadian aftermarket. Net proceeds, after income taxes, were approximately $117,500. The company recorded a pretax gain of $52,400 after transaction and facility reduction expenses, or $32,400 after-tax.

     Truth -- On November 5, 1993, the company sold Truth to Danks America Corporation, an affiliate of FKI Industries, Inc. for approximately $92,500 in cash. In addition, the company will receive an annual royalty ranging from 1.0% to 1.5% of Truth's annual sales for a five year period following the closing (cumulatively not to exceed $7,500) which will be recorded as other income as received. Truth manufactures and markets window and door hardware primarily in the U.S. and Canada. Net proceeds, after income taxes, were approximately $71,600. The company recorded a pretax gain of $53,000 after transaction expenses, or $31,800 after-tax.

(6) PROFORMA RESULTS OF OPERATIONS (UNAUDITED)

     The following 1993 unaudited proforma selected financial data reflects the acquisition of Allen Testproducts and related restructuring, the divestiture of the SPR and Truth divisions, the acquisition of 51% of SPT, and the consolidation of SP Europe as if they had occurred as of January 1, 1993.

        Revenues.........................................................  $  988,000
        Costs and expenses
          Cost of products...............................................     752,700
          SG&A...........................................................     204,700
          Goodwill/intangibles amortization..............................       6,800
          Minority interest (income).....................................      (4,300)
          Earnings from equity interest..................................        (500)
          Restructuring charge...........................................      27,500
                                                                           ----------
        Operating income.................................................  $    1,100
        Other expense (income),net.......................................       2,200
        Interest, net....................................................      34,700
                                                                           ----------
        Income before income taxes.......................................  $  (35,800)
        Provision (benefit) for income taxes.............................      (7,400)
                                                                           ----------
        Income (loss) from continuing operations.........................  $  (28,400)
                                                                           ==========
        Income (loss) per share..........................................  $    (2.25)
        Weighted average number of common shares outstanding.............  12,604,000

     The unaudited proforma selected results of operations does not purport to represent what the company's results of continuing operations would actually have been had the above transactions in fact occurred as of January 1, 1993 or project the results of operations for any future date or period.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

(7) RESTRUCTURING CHARGES

1995 RESTRUCTURING CHARGE

     During the fourth quarter of 1995, management authorized and committed the company to undertake two significant restructurings and recorded a combined restructuring charge of $10,724. The first restructuring plan will consolidate five Specialty Service Tool divisions into two divisions. The second restructuring plan will close SP Europe's German foundry operation and transfer certain piston ring operations to other manufacturing facilities.

     Specialty Service Tool Restructuring -- In order to improve customer service, reduce costs and improve productivity and asset utilization, the company decided to consolidate five existing Specialty Service Tool divisions into two divisions. This restructuring plan involves closing two company owned manufacturing facilities, a company owned distribution facility, four leased service centers and a leased sales facility in France. Additionally, the plan includes combining selling, engineering and administrative functions. This restructuring plan is expected to be completed by the end of 1996. The plan includes the termination of approximately 570 employees which will result in a net reduction of approximately 310 employee positions after considering staffing requirements at remaining facilities.

     The company recorded a $7,000 restructuring charge to recognize severance and benefits for the employees to be terminated ($4,400), estimated holding costs of vacated facilities ($1,100), and to reflect the fair market value of one manufacturing facility to be closed ($1,500). The other company owned manufacturing facility and the distribution facility are expected to be sold at prices in excess of their net carrying value ($3,000). Also, the charge for severance and benefits for the employees to be terminated is net of a $3,127 curtailment gain for pension and postretirement health care benefits. At December 31, 1995, no costs have been charged against these restructuring accruals.

     The company is also estimating that approximately $11,000 of incremental costs associated with this restructuring will be incurred in 1996. These incremental costs will benefit future operations and do not qualify for accrual in 1995. Examples of these incremental costs include machinery and equipment and inventory moving costs, employee relocation costs, etc. Also, the company will record an approximate $1,000 restructuring charge in the first quarter of 1996 to reflect incremental early retirement costs for 55 of these employees who elected (in January 1996) to participate in an early retirement program.

     SP Europe Restructuring -- German Plant -- The company will close its unprofitable foundry operations at SP Europe and transfer certain piston ring operations to other facilities. This closing will result in the elimination of approximately 200 employees and is planned to be completed by the end of the third quarter of 1996. The company recorded a $3,724 restructuring charge to accrue severance that will be paid to these affected employees. Additional costs to complete this restructuring in 1996 are not expected to be significant. At December 31, 1995, no costs have been charged against this restructuring accrual.

1993 RESTRUCTURING CHARGE

     In the third quarter of 1993, the company initiated the merger of Allen Testproducts (acquired in June of 1993) with the company's Bear Automotive division to form a single business unit called Automotive Diagnostics. The company recorded a pretax $27,500 restructuring charge ($18,500 after-tax) to provide for substantial reduction in workforce and facilities related to the merger. Of the $27,500 restructuring charge, approximately $16,000 related to workforce reduction of approximately 600 employees and associated costs. The charge also included $9,300 of facility duplication and shutdown costs, including the write down of excess assets of $4,200 (non-cash).

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

(8) EXTRAORDINARY LOSS

     1995 -- Beginning in the first quarter of 1995, the company began to purchase some of its 11 3/4% senior subordinated notes. As of December 31, 1995, $31,690 of these notes had been purchased at a premium of $1,797. This premium, net of income taxes of $719, has been recorded as the extraordinary loss.

     1993 -- In the fourth quarter of 1993, the company recorded an extraordinary charge of $37,000 ($24,000 after-tax) for early retirement extinguishment costs associated with debt refinanced in 1994. During the first half of 1994, approximately $400,000 (December 31, 1993 principal amount) of debt was refinanced. As of the end of the second quarter of 1994, the refinancing was completed and all costs to extinguish this debt were charged to the reserve established at the end of 1993.

(9) EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

     The company has defined benefit pension plans which cover substantially all domestic employees. These plans provide pension benefits that are principally based on the employees' years of credited service and levels of earnings. Contributions in excess of pension expense are considered prepayments for financial accounting purposes. The company has determined that foreign defined benefit pension plans are immaterial to the consolidated financial statements. Net periodic pension cost (benefit) included the following components:

                                                           1995         1994         1993
                                                         --------     --------     --------
    Service cost-benefits earned during the period.....  $  7,711     $  7,906     $  4,585
    Interest cost on projected benefit obligation......    16,738       14,920        6,852
    Actual (gain) loss on assets.......................   (64,439)       1,069      (19,633)
    Net amortization and deferral......................    42,294      (23,973)       8,440
                                                         --------     --------     --------
    Net periodic pension cost (benefit)................  $  2,304     $    (78)    $    244
                                                         ========     ========     ========
    Actuarial assumptions used:
    Discount rate......................................       7.5%        8.25%         7.5%
    Rate of increase in compensation levels............       5.0          5.5          5.0
    Expected long-term rate of return on assets........       9.5          9.5          9.5

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

     Plan assets principally consist of equity and fixed income security investments. The following table sets forth the plans' funded status and amounts recognized in the company's consolidated balance sheets as Other Assets for its U.S. pension plans:

                                                  DECEMBER 31, 1995           DECEMBER 31, 1994
                                              -------------------------   -------------------------
                                                ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                                EXCEED       BENEFITS       EXCEED       BENEFITS
                                              ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                               BENEFITS       ASSETS       BENEFITS       ASSETS
                                              -----------   -----------   -----------   -----------
    Actuarial present value of benefit
      obligations:
      Vested benefit obligation.............   $ 184,953      $ 1,866      $ 147,551      $ 6,866
                                                ========      =======       ========      =======
      Accumulated benefit obligation........   $ 203,980      $ 2,276      $ 162,811      $ 7,476
                                                ========      =======       ========      =======
      Projected benefit obligation..........   $ 230,085      $ 2,276      $ 193,562      $ 7,476
    Plan assets at fair value...............     283,191        1,826        227,137        6,552
                                                --------      -------       --------      -------
    Projected benefit obligation less
      (greater) than plan assets............   $  53,106      $  (450)     $  33,575      $  (924)
    Unrecognized net (gain) loss............     (39,417)        (137)       (16,248)          (5)
    Prior service cost not yet recognized in
      net periodic pension cost.............       9,146          327          6,421          556
    Remaining unamortized net (asset)
      liability at transition...............      (2,637)          --         (3,220)          28
                                                --------      -------       --------      -------
    Prepaid pension cost recognized in the
      consolidated balance sheets...........   $  20,198      $  (260)     $  20,528      $  (345)
                                                ========      =======       ========      =======

     In the fourth quarter of 1995, the company recorded a curtailment gain of $1,853 associated with employee terminations included in the Specialty Service Tool restructuring and the gain has been included in the restructuring charge. As part of the 1993 divestitures of the SPR and Truth divisions, the company recorded curtailment gains of $4,100 and the gain was included in the gain recognized on the sale of these divisions.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

     Postretirement health and life insurance expense was as follows:

                                                          1995        1994        1993
                                                         -------     -------     ------
        Benefit cost for service during the year -- net
          of employee contributions....................  $ 1,096     $ 1,472     $  317
        Net amortization and deferral..................   (2,709)     (2,057)       (64)
        Actual return on assets........................     (148)         --         --
        Interest cost on accumulated postretirement
          benefit obligation...........................    6,261       6,674      1,338
                                                         -------     -------     ------
        Postretirement benefit cost....................  $ 4,500     $ 6,089     $1,591
                                                         =======     =======     ======

     The accumulated postretirement benefit obligation was actuarially determined based on assumptions regarding the discount rate and health care trend rates. The health care trend assumption applies to postretirement medical and dental benefits. Different trend rates are used for pre-age 65 and post-age 65 medical claims and for expected dental claims. The trend rate used for the medical plan was 13% in 1995, grading to a 6% ultimate rate by 1% each year for pre-65 claims; and 9.5% in 1995 grading to 6% by .5% each year for post-age 65 claims. The trend rate for the dental plan was 6% each year. The liability was discounted using the pension rates. Increasing the health care trend rate by one percentage point would increase the

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

accumulated postretirement benefit obligation by $4,700 and would increase the 1995 postretirement benefit cost by $400.

     The following table summarizes the accumulated benefit obligation (in thousands):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
        Accumulated postretirement benefits obligation ("APBO")
          Retirees.............................................  $ 56,605     $ 52,314
          Actives fully eligible...............................     9,131       10,871
                                                                  -------      -------
          APBO fully eligible..................................    65,736       63,185
          Actives not fully eligible...........................    18,692       22,049
                                                                  -------      -------
          Total APBO...........................................  $ 84,428     $ 85,234
        Assets.................................................    (1,024)        (943)
                                                                  -------      -------
        Unfunded status........................................  $ 83,404       84,291
        Unrecognized:
          Net reduction in prior service costs.................    27,044       26,075
          Net gain (loss)......................................     1,764        3,902
                                                                  -------      -------
        Accrued APBO included in long-term liabilities.........  $112,212     $114,268
                                                                  =======      =======

     In the fourth quarter of 1995, the company recorded a curtailment gain of $1,274 associated with employee terminations included in the Specialty Service Tool restructuring and the gain has been included in the restructuring charge.

RETIREMENT SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLAN ("KSOP")

     Beginning in 1994, the company combined its former Retirement Savings Plan and its Employee Stock Ownership Plan ("ESOP") into a single plan, the KSOP. The plan provides benefits to approximately 3,000 domestic employees. These employees can contribute up to 15% of their earnings. The company matches a portion of the employee's contribution with shares from the plan's trust. In 1995 and 1994, 211,882 and 163,908 shares, respectively, were allocated to employees under the plan. In 1993, 114,588 shares were allocated to eligible employees under the ESOP plan and cash contributions to the participants of the former Retirement Savings Plan were $875. Compensation expense is recorded based upon the market value of shares as the shares are allocated to the employees. In 1995, 1994 and 1993, $3,027, $2,778 and $1,925 was recorded as compensation expense, respectively.

     The ESOP was established in 1989 when the ESOP borrowed $50,000, which was guaranteed by the company, and used the proceeds to purchase 1,746,725 shares of common stock issued directly by the company. Employees may vote allocated shares directly, while the ESOP trustee will vote the unallocated shares proportionally on the same basis as the allocated shares were voted. At December 31, 1995, there were 870,555 unallocated shares in the ESOP trust. The fair market value of the unallocated shares was $13,800 at December 31, 1995. Also, the company recorded third party interest expense incurred by the ESOP trust for third party borrowings of $950 in 1994 and $3,902 in 1993. The third party borrowings of the ESOP trust were extinguished during the first half of 1994 and replaced by a loan from the company to the ESOP trust.

OTHER

     The company provides defined contribution pension plans for substantially all employees not covered by defined benefit pension plans. Collectively, the company's contributions to these plans were $1,519 in 1995, $1,308 in 1994 and $683 in 1993.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

     The company provides a Retirement Savings Plan for certain eligible domestic employees that are not included in the KSOP. These employees can contribute up to 15% of their earnings. The company matches a portion of the employee's contribution with cash. The company's cash contribution to this plan was $1,033 in 1995 and $1,019 in 1994.

(10) RECEIVABLES

     Changes in the reserve for losses on receivables were as follows:

                                                                 DECEMBER 31,
                                                        -------------------------------
                                                         1995        1994        1993
                                                        -------     -------     -------
        Balance at beginning of year..................  $ 7,968     $ 9,177     $10,789
        Recorded in acquisition of SPT and due to
          consolidation of SP Europe..................       --          --         747
        Amount charged to income......................    1,614       3,358       3,609
        Accounts written off, net of recoveries.......   (1,981)     (2,000)     (2,398)
        Reduction resulting from sale of SPR and Truth
          divisions...................................       --          --      (3,588)
        Reclassifications and other...................      757      (2,567)         18
                                                        -------     -------     -------
        Balance at end of year........................  $ 8,358     $ 7,968     $ 9,177
                                                        =======     =======     =======

(11) INVENTORIES

     Domestic inventories, amounting to $111,300 and $116,100 at December 31, 1995 and 1994, respectively, are based on the last-in, first-out (LIFO) method. Such inventories, if priced on the first-in, first-out (FIFO) method, would have been approximately $18,900 and $18,200 greater at December 31, 1995 and 1994, respectively. During 1995, 1994 and 1993, certain inventory quantities were reduced resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was to increase net income in 1995 by $173, in 1994 by $223 and in 1993 by $455. Substantially all foreign inventories are valued at FIFO costs. Inventories include material, labor and factory overhead costs. None of the inventories exceed realizable values.

     The components of inventory at year-end were as follows:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
        Finished products......................................  $ 87,235     $ 83,332
        Work in process........................................    28,711       32,820
        Raw materials and supplies.............................    34,905       35,669
                                                                 --------     --------
                                                                 $150,851     $151,821
                                                                 ========     ========

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

(12) INCOME TAXES

     Income (loss) before income taxes and the related provision (benefit) for income taxes from continuing operations consists of the following:

                                                        1995        1994         1993
                                                      --------     -------     --------
        Income (loss) before income taxes
        Domestic....................................  $ 10,136     $25,135     $ 64,776
        Foreign.....................................   (11,714)     (2,931)     (23,599)
                                                      --------     -------     --------
                  Total.............................  $ (1,578)    $22,204     $ 41,177
                                                      ========     =======     ========
        Provision (benefit) for income taxes
        U.S. Federal:
          Current...................................  $  4,329     $10,535     $ 31,425
          Deferred..................................    (1,896)     (2,981)      (9,521)
        State.......................................       290       1,967        4,411
        Foreign.....................................    (2,950)       (400)       1,748
                                                      --------     -------     --------
                  Total.............................  $   (227)    $ 9,121     $ 28,063
                                                      ========     =======     ========

     A reconciliation of the effective rate for income taxes shown in the consolidated statements of income with the U.S. statutory rate of 35% is shown below:

                                                                1995      1994     1993
                                                                -----     ----     ----
        Amount computed at statutory rate.....................  (35.0)%   35.0%    35.0%
        Increase (decrease) in taxes resulting from:
        U.S. rate change on net deferred taxes................     --       --      2.0
        Tax credits and incentives............................     --     (1.1)    (0.5)
        Net effect of foreign operations......................   72.9      2.8     21.0
        State income taxes, net of federal income tax
          benefit.............................................   11.9      5.8      5.8
        Amortization of goodwill and other acquisition
          costs...............................................   99.0      6.9      3.6
        Capital loss on sale of investment in RSV.............  (82.1)      --       --
        Tax benefit of the Foreign Sales Corporation..........  (32.3)    (2.2)    (2.0)
        Earnings from equity interests........................  (70.4)    (3.0)    (0.1)
        Other, net............................................   21.6     (3.1)     3.4
                                                                -----     ----     ----
                                                                (14.4)%   41.1%    68.2%
                                                                =====     ====     ====

     No provision has been made for income and withholding taxes which would become payable upon distribution of the undistributed earnings of foreign subsidiaries and affiliates. It is the company's present intention to permanently reinvest these earnings in its foreign operations. The amount of undistributed earnings which have been reinvested in foreign subsidiaries and affiliates at December 31, 1995, was $31,700. It is not practical to determine the hypothetical U.S. federal income tax liability if all such earnings were remitted, but distribution as dividends at the end of 1995 would have resulted in payment of withholding taxes of approximately $2,100.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

     The components of the net deferred income tax assets (liabilities) were as follows:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
        Deferred income tax asset:
          Receivables reserve..................................  $  7,566     $  6,883
          Inventory............................................     6,007        5,938
          Compensation and benefit-related.....................     9,644       10,362
          Restructuring reserves...............................     3,738          627
          Warranty reserve.....................................     1,069        1,916
          Other liabilities....................................     8,952       11,108
                                                                 --------     --------
        Current deferred tax asset.............................  $ 36,976     $ 36,834
                                                                 --------     --------
        Non-current deferred tax:
          Depreciation.........................................  $(28,553)    $(27,670)
          Postretirement health and life.......................    39,893       40,436
          Book basis investment greater than tax basis
             investment in affiliates..........................   (37,802)     (30,195)
          Other................................................       973        1,053
          Net operating loss carryforwards.....................     8,200       17,400
          Valuation allowance..................................    (8,200)     (17,400)
                                                                 --------     --------
        Non-current deferred tax liability.....................  $(25,489)    $(16,376)
                                                                 --------     --------
        Net deferred tax asset.................................  $ 11,487     $ 20,458
                                                                 ========     ========

     Included on the consolidated balance sheets are U.S. federal income tax refunds and receivables of $10,270 in 1995 and $19,009 in 1994.

     At December 31, 1995, the company has net operating loss carryforwards attributable to foreign operations of $18,200 available to offset future taxable income. These loss carryforwards expire as follows: $0 in 1996, $600 in 1997, $2,400 in 1998, $100 in 1999, $300 in 2000 and $14,800 thereafter. During 1995, the company utilized $2,600 of net operating loss carryforwards attributable to foreign operations, resulting in tax benefits of $1,000. The deferred tax asset related to the net operating loss carryforwards has been reserved in the valuation allowance.

(13) INVESTMENTS AND SP EUROPE

INVESTMENTS

     As of December 31, 1995, investments, as shown on the consolidated balance sheet, include equity investments in non-majority owned subsidiaries. These investments include the company's 50% owned interest in a U.S. joint venture, a 50% owned interest in a joint venture in Japan, a 40% interest in a Mexican company and a 50% interest in a German company. All of these investments are accounted for using the equity method. These investments, both individually and collectively, are not material to the company's consolidated financial statements.

     In the fourth quarter of 1995, the company sold its 50% ownership in RSV, a Japanese joint venture, to the joint venture partner. The company recorded a gain of $950, which represented equity losses previously recorded in excess of the original investment. Additionally, the company recorded a $1,295 tax benefit to reflect the utilization of the capital loss generated by selling the investment.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

SP EUROPE

     In the fourth quarter of 1995, the company's partner in SP Europe announced its decision to limit its participation by not fully funding its 30% share of this partnership. The company had accounted for this minority partner's 30% share of SP Europe's losses as minority interest income and recorded the cumulative losses attributed to the partner as "minority interest" in the equity section of the consolidated balance sheets. Although the company's partner in SP Europe currently retains a 30% interest in this partnership, the company will receive 100% of the income or losses of SP Europe until such time as the deficit in the partners' capital accounts is recovered. Due to the partner's decision to not fully fund its 30% share and inherent uncertainties associated with the future recovery of this deficit, the company recorded a $4,767 charge for the cumulative losses previously attributed to this partner to minority interest (income) loss.

     Until December 31, 1993, the company reported that it held a 50% interest in SP Europe. As of December 31, 1993, Riken's pending 20% participation in SP Europe reverted to the company in connection with the transaction to acquire Riken's 49% in SPT. SP Europe had not been previously consolidated due to the company's deemed temporary control and because nonrecourse (to the partners) financing was being pursued. Up to December 31, 1993, the company carried its investment in SP Europe at zero. Due to the resulting 70% ownership, the company recorded its share of cumulative losses since the partnership formation in mid-1991 of $21,500. As of December 31, 1993, the balance sheet of this partnership is included in the consolidated financial statements, reflecting the company's 70% ownership and Mahle GmbH's 30% minority interest. Beginning in the first quarter of 1994, results of operations of SP Europe are reflected in the consolidated statements of income and cash flows.

(14) PROPERTY, PLANT AND EQUIPMENT

     The major classes are as follows:

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                 1995          1994
                                                               ---------     ---------
                                                                   (IN THOUSANDS)
        Land.................................................  $  10,064     $   9,715
        Buildings............................................     91,916        86,740
        Machinery and Equipment..............................    314,618       286,298
        Construction in Progress.............................      9,038        25,483
                                                               ---------     ---------
        Total................................................  $ 425,636     $ 408,236
        Less: Accumulated Depreciation.......................   (212,672)     (193,450)
                                                               ---------     ---------
        Net..................................................  $ 212,964     $ 214,786
                                                               =========     =========

(15) COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

     At December 31, 1995 and 1994, total costs in excess of net assets of businesses acquired was $224,291, and accumulated amortization of costs in excess of net assets of businesses acquired was $31,957 and $25,146, respectively. Amortization was $6,811 in 1995, $6,007 in 1994 and $3,382 in 1993.

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

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

amortization over the remaining life of the goodwill, to determine whether a writedown of goodwill to recoverable value is appropriate.

     At December 31, 1995, $69,217 of goodwill relates to the Automotive Diagnostics operating unit. This operating unit has incurred significant operating losses in 1995 and in prior years. The company projects that, in the near future, the cost savings, market synergies and other factors which, in part, will be realized from the Bear Automotive and Allen Testproducts combination and the 1995 restructuring described in Note 7 will result in non-discounted operating income sufficient to exceed goodwill amortization.

     The market for certain portions of the Automotive Diagnostics operating unit's products is highly cyclical. The demand for vehicle emissions test equipment is significantly impacted by changes in U.S. federal and state government regulations designed to improve air quality by imposing more stringent limitations on emissions and discharges to the environment from motor vehicles. Management also believes that these regulations have a related impact on the market for engine performance testing equipment. Certain of the company's products perform tests of both engine performance and emissions.

     The company's projections for this operating unit over the near term (after
1996) include significant incremental revenues, operating profit and cash flows associated with market opportunities that will be created by enacted federal and state regulations mandated by the 1990 Clean Air Act Amendment (the "Act"). Over the longer term, the company's projections include the cyclical impact of further legislation in the U.S. and in certain international markets in which the company participates. As a result of the Act, certain geographic regions were designated as "enhanced emissions areas." Areas so designated are required to implement more rigorous testing standards. This change creates additional market opportunity for the company, in particular, for testing equipment capable of testing for nitrites of oxygen. However, due to politically driven factors, various states have delayed implementation of the provisions of the Act in these "enhanced emissions areas." To date, no changes have been made to the Act for implementation or enforcement. Further, the company expects debate to continue during 1996 at both the federal and state level over the merits of this legislation. Future changes in legislation could significantly diminish or eliminate these incremental market opportunities for motor vehicle gas emissions testing equipment.

     It is not possible to predict the extent to which the company or the market for motor vehicle gas emissions testing equipment in general might be affected by the matters described above. However, should the company's projections require downward revisions based upon changed events, circumstances or legislation, this operating unit's goodwill may require writedown. Although having no cash flow impact, the resulting charge, if any, could materially reduce the company's future reported results of operations and shareholders' equity. At this time, based upon present information, projections and strategic plans, the company has concluded that there has been no permanent impairment of the Automotive Diagnostics operating unit's tangible or intangible assets.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

(16) ACCRUED LIABILITIES

     Details of accrued liabilities is as follows:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
        Accrued payroll and benefits...........................  $ 55,082     $ 53,175
        Warranty reserves......................................     4,270        5,218
        Restructuring reserve..................................    12,629        1,992
        Interest payable.......................................     2,597        3,836
        Deferred revenue -- service contracts..................    12,338        9,028
        Repossession reserves..................................     1,664        6,475
        Other..................................................    46,807       52,349
                                                                 --------     --------
                                                                 $135,387     $132,073
                                                                 ========     ========

(17) COMMITMENTS AND CONTINGENT LIABILITIES

OPERATING LEASES

     The company leases certain offices, warehouses and equipment under lease agreements which expire at various dates through 2007. Future minimum rental commitments under non-cancelable operating leases are $12,100 for 1996, $8,900 for 1997, $6,200 for 1998, $4,800 for 1999, $3,700 for 2000 and aggregate
$11,100 thereafter. Rentals on these leases were $14,800 in 1995, $11,400 in 1994 and $12,900 in 1993.

GENERAL

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

     The company has, for at least the last two and one-half years, been engaged in discussions with Snap-on Corporation regarding claims which the company has against Snap-on and which Snap-on believes it has against the company. As of August 26, 1993, the company had asserted a number of patent infringement claims against Snap-on, relating to products marketed either by Snap-on or by Sun Electric Corporation, a company whose stock Snap-on purchased in 1992. As of August 26, 1993, Snap-on had asserted claims of violation of securities laws against one of its executives arising out of his former employment with Sun Electric and against the company as an aider and abettor of those violations. On that date, a Standstill Agreement was executed between the parties which preserved the parties' rights while permitting settlement discussions. Since that time, Snap-on has raised patent infringement claims against the company which, by agreement, are covered by the August 26, 1993 Standstill Agreement, as well as another independent patent infringement claim for which a lawsuit was filed in California in late December 1995. On January 8, 1996, after extensive but unsuccessful negotiations to resolve all asserted claims, Snap-on Corporation and Sun Electric Corporation notified the company of the termination of the Standstill Agreement. Under the terms of that Agreement, the standstill will terminate March 8, 1996. The company has been advised that after that date, Snap-on and Sun will initiate litigation and assert their claims. If they do not do so, the company intends to begin litigation of its claims against Snap-on and Sun. The company has what it believes to be meritorious defenses as well as counterclaims which it will raise and intends to vigorously prosecute any litigation. The asserted value of the claims against the company and those to be brought by the company are in the multiple millions of dollars. It is not, however, possible to assess the ultimate outcome of the claims at this point.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

     During the first quarter of 1995, the company reached agreement to settle a dispute involving a non-core business sold in 1989. As of December 31, 1994, the company recorded a $2,100 charge for this settlement. The company expects this agreement to resolve all issues pertaining to the sale of this business.

ENVIRONMENTAL

     The company's operations and properties are subject to federal, state, local, and foreign regulatory requirements relating to environmental protection. It is the company's policy to comply fully with all such applicable requirements. As part of its effort to comply, management has established an ongoing internal compliance auditing program which has been in place since 1989. Based on current information, management believes that the company's operations are in substantial compliance with applicable environmental laws and regulations and the company is not aware of any violation that could have a material adverse effect on the business, financial conditions, results of operations, or cash flows of the company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the company's business or operations in the future.

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

     The company is involved as a potentially responsible party ("PRP") under the Comprehensive, Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, or similar state superfund statutes in ten proceedings involving off-site waste disposal facilities. At seven of these sites it has been established that the company is a de minimis contributor. A determination has not been made with respect to the remaining three sites, but the company believes that it will be found to be a de minimis contributor at two of them. Of these remaining sites, one is approaching settlement with the Environmental Protection Agency with an expected cost to the company of approximately $200, another is expected to be resolved at a cost not to exceed $50, and the final site is under investigation with an expected cost of approximately $150. Based on information available to the company, which in most cases includes estimates from PRPs and/or federal or state regulatory agencies for the investigation, clean up costs at those sites, and data related to the quantities and characteristics of materials generated at or shipped to each site, the company believes that the costs for each site are not material and in total the anticipated clean up costs of current PRP actions would not have a material adverse effect on the company's business, financial condition, results of operations, or cash flows.

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

EXECUTIVE SEVERANCE AGREEMENTS

     During 1988, the company's Board of Directors adopted executive severance agreements which create certain liabilities in the event of the termination of the covered executives following a change of control of the company. The aggregate commitment under these executive severance agreements should all eight covered employees be terminated is approximately $12,800. Additionally, should a change in control occur, restrictions

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

on any outstanding restricted stock and stock options granted under the 1992 Stock Compensation Plan would lapse.

(18) NOTES PAYABLE AND DEBT

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
        Revolving Credit Agreement.............................  $ 60,000     $125,000
        Swingline loan facility................................     2,000           --
        Senior Subordinated Notes, 11.75%......................   228,310      260,000
        Industrial Revenue Bonds, with interest rates
          established monthly based on an index of short-term
          municipal bond interest rates, due 2010 to 2025......    15,100       15,100
        Other..................................................    14,377       15,115
                                                                 --------     --------
        Total Consolidated debt................................  $319,787     $415,215
          Less -- Notes payable and current maturities of
             long-term debt....................................       893        1,133
                                                                 --------     --------
        Total Long-Term Debt...................................  $318,894     $414,082
                                                                 ========     ========

     Aggregate maturities of total debt are $893 in 1996, $9,017 in 1997, $3,393 in 1998, $62,000 in 1999, $0 in 2000 and $244,484 thereafter.

     REVOLVING CREDIT AGREEMENT -- The company has a credit agreement, as amended, with a syndicate of banks which provides unsecured revolving credit commitments in an aggregate amount not to exceed $225,000. The agreement, dated March 24, 1994, has a termination date of March 15, 1999 with mandatory revolving credit commitment reductions of $12,500 in June and December of 1997 and 1998, respectively. At the option of the company, revolving credit advances may be Floating rate advances or Eurodollar advances. Floating rate advances bear interest at the prime rate, and Eurodollar advances bear interest at LIBOR plus 1.0% for an interest period of one, two, three or six months, selected by the company prior to each Eurodollar advance. At December 31, 1995, the weighted average interest rate on outstanding revolving credit borrowings was 7.0%.

     The agreement also provides a letter of credit facility, which is available for the issuance of standby letters of credit in an aggregate amount of $35,000. Standby letters of credit issued under this facility reduce the aggregate amount available under the revolving credit commitment.

     The company must pay a commitment fee of .375% per annum on the aggregate revolving credit commitment, minus the sum of the outstanding balance of the revolving credit loans and the letter of credit facility obligations.

     The company also has a $5,000 swingline loan facility to assist in managing daily cash requirements. Loans under the swingline bear interest at the prime rate and are due in 90 days.

     SENIOR SUBORDINATED NOTES -- In May 1994, the company issued $260,000 of senior subordinated notes which bear interest of 11.75%, payable semi-annually and are due June 1, 2002. The notes are redeemable at the option of the company after June 1, 1998 at a premium which declines to par in the year 2000. In addition, up to $78,000 of the notes are redeemable prior to June 1, 1996, at the option of the company, within 45 days of the sale of capital stock in a public equity offering from the net proceeds of such sale at a redemption price equal to 110.75% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, thereon to the date of redemption.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

     RESTRICTIVE COVENANTS -- The company's revolving credit agreement and senior subordinated note indenture contain covenants. Late in 1995 and in the first quarter of 1996, the revolving credit agreement was amended to adjust certain covenants. At December 31, 1995, the company was in compliance with such amended covenants. Under the most restrictive of these covenants, the company was required to:

     - Maintain a leverage ratio, as defined, of 78% or less, declining on a graduated scale to 65% in 1999. The leverage ratio at December 31, 1995 was 69%.

     - Maintain an interest expense coverage ratio, as defined, of 1.70:1 or greater in 1995 rising on a graduated scale to 3.50:1 or greater in 1998 and thereafter. The interest expense coverage ratio as of December 31, 1995 was 2.13:1.

     - Maintain a fixed charge coverage ratio, as defined, of 1.50:1 or greater in 1995 and 1996, and 2:1 or greater thereafter. The fixed charge coverage ratio as of December 31, 1995 was 1.78:1.

     - Limit dividends paid during the preceding twelve months to 10% of operating income plus depreciation and amortization (EBITDA) for the twelve month period. Dividends paid for the twelve month period ended December 31, 1995 were $5,274 and 10% of EBITDA for the period was $7,613.

     Covenants also limit capital expenditures, investments and transactions with affiliates. The amended revolving credit agreement also limits the company's prospective purchase of 11-3/4% senior subordinated notes to $15 million. The company is currently negotiating an amendment with the revolving credit facility lenders to increase the amount of notes that can be purchased to $50 million. These negotiations also include the reduction of the revolving credit facility's commitment from $225 million to $175 million. It is anticipated that this amendment will be obtained by mid to late March 1996.

(19) FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

     The company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and transaction specific foreign exchange risks.

     Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating rate long-term debt. At December 31, 1995, the company was party to three interest rate cap agreements which expire in 1997 and 1998. The agreements entitle the company to receive from the counterparties on a quarterly basis the amounts, if any, by which LIBOR exceeds 8.5% on $25,000 and 9.0% on $75,000.

     The company enters into foreign exchange contracts to hedge specific purchase and sale transactions involving more than one currency. The company's forward exchange contracts and futures hedge transactions are principally denominated in European currencies. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than six months. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual total dollar net cash inflows resulting from transactions will be adversely affected by changes in exchange rates. At December 31, 1995, the company had no foreign exchanges contracts outstanding. At December 31, 1994, the company had foreign exchange contracts maturing during 1995 to sell the equivalent of $718 and to purchase the equivalent of $718 in foreign currency.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

OFF-BALANCE SHEET RISK

     As collateral for performance on contracts and as credit guarantees to banks and insurers, the company is contingently liable under standby letters of credit in the amount of $22,467 and $26,406 at December 31, 1995 and 1994, respectively. These standby letters of credit are generally in force for one year, for which the company pays fees to various banks that generally range from 0 to 1.25 percent per annum of their face value. If the company was required to obtain replacement standby letters of credit as of December 31, 1995 for those currently outstanding, it is the company's opinion that the replacement costs for such standby letters of credit would not significantly vary from the present fee structure.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the company's financial instruments at December 31 are as follows:

                                                      1995                      1994
                                              ---------------------     ---------------------
                                              CARRYING      FAIR        CARRYING      FAIR
                                               AMOUNT       VALUE        AMOUNT       VALUE
                                              ---------   ---------     ---------   ---------
    Cash and temporary investments..........  $  17,069      17,069     $   9,859   $   9,859
    Receivables.............................    130,171     130,171       128,544     128,544
    Other assets (derivative)...............        159          11           431         950
    Notes payable and current maturities of
      long-term debt and Long-term debt.....   (319,787)   (336,376)     (415,215)   (413,915)
    Off-Balance Sheet Financial Instruments:
      Letters of Credit.....................         --     (22,467)           --     (26,406)

     The following methods and assumptions were used by the company in estimating its fair value disclosures:

     - Cash and temporary investments, and receivables: The carrying amount reported on the consolidated balance sheet approximates its fair value because of the short maturity of those instruments.

     - Other assets (derivatives): The amount reported relates to the interest rate cap agreements. The carrying amount comprises the unamortized premiums paid for the contracts. The fair value is estimated using option pricing models and essentially values the potential for the cap to become in-the-money through changes in interest rates during the remaining term.

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

RECEIVABLES SOLD WITH REPURCHASE AND RECOURSE PROVISIONS

     The company retained certain repurchase and recourse liability related to lease receivables sold to Textron Financial Corporation ("TFC"). As of December 31, 1995, approximately $12,000 of lease receivables held by TFC are subject to recourse equal to their net lease balance. The company's allowance for this recourse liability, net of the estimated recoverable value, was $3,200 at December 31, 1995. Additionally, as of December 31, 1995, TFC holds approximately $55,500 of net lease receivables that provide for limited

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

repurchase liability to the company. The company's analysis indicates that this limited repurchase liability approximates the estimated recoverable value.

     The company retained limited recourse liability related to certain lease receivables which were sold to financial institutions prior to 1994. In the event of default by a lessee, the financial institution has recourse equal to their net lease receivable. In return, the company receives the collateralized lease equipment. At December 31, 1995 and 1994, financial institutions held lease receivables, which are subject to limited recourse, of $7,586 and $20,365, respectively. Correspondingly, allowances for recourse liabilities, net of recoverable value, were $455 and $1,470 at December 31, 1995 and 1994.

     The company has a three year agreement, expiring in April 1997, with a financial institution whereby the company agreed to sell undivided fractional interests in designated pools of domestic trade accounts receivable, in an amount not to exceed $30,000. In order to maintain the balance in the designated pools of trade accounts receivable sold, the company sells participating interests in new receivables as existing receivables are collected. At December 31, 1995 and 1994, the company had sold $25,950 of trade accounts receivable under this and previous programs. Under the terms of this agreement, the company is obligated to pay fees which approximate the purchasers' cost of issuing a like amount in commercial paper plus certain administrative costs. The amount of such fees in 1995, 1994 and 1993 were $1,860, $1,390 and $1,215 respectively and are included in other expense, net.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and temporary investments, trade accounts receivable and its interest rate cap agreements.

     Cash and temporary investments are placed with various high credit quality financial institutions throughout the world and exposure is limited at any one institution. The company periodically evaluates the relative credit standing of these financial institutions.

     Concentrations of credit risk arising from trade accounts receivable are due to the company selling to a large number of customers operating in the motor vehicle industry, particularly in the United States. The company performs ongoing credit evaluations of its customers' financial conditions and does obtain collateral or other security when appropriate. The company's three largest customers including their divisions, dealers and distributors, General Motors Corporation, Ford Motor Company and Chrysler Corporation, accounted for approximately 37% of sales in 1995.

     The company is exposed to credit losses in the event of nonperformance by counterparties to its interest rate cap agreements, but has no off-balance-sheet credit risk of accounting loss. The company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

(20) CAPITAL STOCK

     Authorized shares of common stock (par value $10.00) total 50,000,000 shares. Common shares issued and outstanding are summarized in the table below.

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                            1995       1994       1993
                                                           ------     ------     ------
                                                                  (IN THOUSANDS)
        Issued...........................................  15,948     15,648     15,556
        In treasury......................................  (1,633)    (1,633)    (1,633)
                                                           ------     ------     ------
        Outstanding......................................  14,315     14,015     13,923
                                                           ======     ======     ======
        ESOP trust -- unallocated........................     871      1,082      1,246

     The company's treasury stock was purchased in 1989 at an average cost of $30 5/8 per share. The company has 3,000,000 shares of preferred stock, no par value, authorized, but no shares have been issued.

     In June 1989, the company established an employee stock ownership plan
(ESOP). 1,746,725 shares of common stock were issued to the ESOP trust in exchange for $50,000. These shares were issued at market value ($28 5/8 per share) and are included in common stock and paid in capital.

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

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

     A summary of common stock options and restricted stock issued under the company's stock compensation plans is as follows:

                                                           1995         1994         1993
                                                         --------     --------     --------
    Stock Options:
      Outstanding at beginning of year.................  1,080,225     924,300      877,140
      Granted..........................................    13,800      258,600      148,400
      Exercised........................................  (111,025)     (93,850)     (21,903)
      Surrendered/canceled.............................   (96,800)      (8,825)     (79,337)
                                                         ---------    ---------     -------
      Outstanding at end of year.......................   886,200     1,080,225     924,300
                                                         =========    =========     =======
      Price of options exercised and outstanding per
         share.........................................   $11.38-       11.38-       11.38-
                                                            28.00        28.00        28.00
    Restricted Stock granted under 1992 Stock
      Compensation Plan................................    68,835           --           --
    Shares reserved and available for future grants....   206,777      192,612      442,387

     All options outstanding at December 31, 1995 can be exercised.

     In 1995, the Board of Directors awarded the Chairman, President, and Chief Executive Officer of the company, as part of his employment agreement, a ten year non-qualified option to purchase 125,000 shares of common stock of the company at a price equal to the closing price on the New York Stock Exchange on the date of grant ($15.75 per share). The options, which are not a part of the 1992 Stock Compensation Plan, cannot be exercised until May 1996.

     The company issued 125,000 shares of restricted common stock to the Chairman, President, and Chief Executive Officer of the company, as part of his employment agreement, in November 1995. The restricted shares will vest twenty percent per year beginning December 1, 1996. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. The restricted shares were recorded at their fair market value on the date of grant with a corresponding charge to shareholders' equity representing the unearned portion of the award. The unearned portion is being amortized as compensation expense on a straight-line basis over the vesting period. The shares are not a part of the 1992 Stock Compensation Plan.

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

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

(21) SPT AND SP EUROPE

     The company consolidated SPT and SP Europe (unaudited) at December 31, 1993. Selected 1993 financial information on these entities was as follows:

                                                                                 SP
                                                                   SPT         EUROPE
                                                                 --------     --------
        Revenues...............................................  $391,600     $ 40,600
        Gross profit...........................................    53,800       (4,000)
        Selling, general & admin. expense......................    28,200        9,100
        Other (income), net....................................    (2,000)         500
                                                                 --------     --------
        Earnings before interest...............................  $ 27,600     $(13,600)
        Interest expense, net..................................    27,100          900
                                                                 --------     --------
        Income (loss) before cumulative effect of change in
          accounting method....................................  $    500     $(14,500)
        Cumulative effect of change in accounting method for
          postretirement benefits..............................   (89,500)          --
                                                                 --------     --------
        Income (loss)..........................................  $(89,000)    $(14,500)
                                                                 ========     ========
        Depreciation and amortization..........................    20,400       (1,000)
        Capital expenditures, net..............................    17,800        4,200

(22) QUARTERLY RESULTS (UNAUDITED)

                                                                  1995
                                     --------------------------------------------------------------
                                      FIRST        SECOND       THIRD        FOURTH        TOTAL
                                     QUARTER      QUARTER      QUARTER      QUARTER         YEAR
                                     --------     --------     --------     --------     ----------
Revenues...........................  $275,769     $293,376     $268,790     $260,168     $1,098,103
Gross profit.......................    58,556       68,490       63,752       53,768        244,566
Income (loss) from continuing
  operations.......................       201        3,572        4,204       (9,328)*       (1,351)
Income (loss) from discontinued
  operation........................       121           63       (3,031)          --         (2,847)
Extraordinary loss.................       (72)        (206)        (471)        (329)        (1,078)
Net income (loss)..................       250        3,429          702       (9,657)        (5,276)
Income (loss) per share:
  Continuing operations............  $    .01     $    .28     $    .32     $   (.70)    $     (.10)
  Discontinued operation...........       .01          .00         (.23)         .00           (.22)
  Extraordinary loss...............       .00         (.02)        (.04)        (.03)          (.08)
  Net income (loss)................       .02          .26          .05         (.73)          (.40)

---------------

* Includes a pretax restructuring charge of $10,724 ($6,972 after-tax).

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

                                                                  1994
                                     --------------------------------------------------------------
                                      FIRST        SECOND       THIRD        FOURTH        TOTAL
                                     QUARTER      QUARTER      QUARTER      QUARTER         YEAR
                                     --------     --------     --------     --------     ----------
Revenues...........................  $274,084     $285,807     $249,805     $270,174     $1,079,870
Gross profit.......................    64,749       70,013       62,658       60,945        258,365
Income from continuing
  operations.......................     2,675        6,651        3,032          725         13,083
Income from discontinued
  operation........................       425          249          168          175          1,017
Net income.........................     3,100        6,900        3,200          900         14,100
Income per share:
  Continuing operations............  $    .21     $    .52     $    .24     $    .06     $     1.02
  Discontinued operation...........       .03          .02          .01          .01            .08
  Net income.......................       .24          .54          .25          .07           1.10

                                                                  1993
                                     --------------------------------------------------------------
                                      FIRST        SECOND       THIRD        FOURTH        TOTAL
                                     QUARTER      QUARTER      QUARTER      QUARTER         YEAR
                                     --------     --------     --------     --------     ----------
Revenues...........................  $178,682     $210,760     $191,786     $165,943     $  747,171
Gross profit.......................    56,906       69,060       61,972       51,201        239,139
Income (loss) from continuing
  operations.......................       283        4,875      (20,811)*     28,767**       13,114
Income from discontinued
  operation........................        74          553          555          904          2,086
Cumulative effect of change in
  accounting methods...............   (31,800)          --           --           --        (31,800)
Extraordinary loss.................        --           --           --      (24,000)       (24,000)
Net income (loss)..................   (31,443)       5,428      (20,256)       5,671        (40,600)
Income (loss) per share:
  Continuing operations............  $    .02     $    .39     $  (1.65)    $   2.27     $     1.04
  Discontinued operation...........       .00          .04          .04          .07            .16
  Cumulative effect of change in
     accounting methods............     (2.52)          --           --           --          (2.52)
  Extraordinary loss...............        --           --           --        (1.90)         (1.90)
  Net income (loss)................     (2.50)         .43        (1.61)         .44          (3.22)

---------------

 * Includes a pretax restructuring charge of $27,500 ($18,500 after-tax).

** Includes SP Europe equity losses, $21,500 after-tax, and a pretax gain on the sale of businesses of $105,400 ($64,200 after-tax).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Peter H. Merlin, a Director of the company, is a Partner of the law firm of Gardner, Carton & Douglas which the company has retained in 1995 and many prior years and anticipates retaining in 1996 and thereafter.

     Albert A. Zagotta and Robert C. Huff were elected executive officers of the company in 1994 as part of the transactions in which the company acquired full ownership of Sealed Power Technologies Limited Partnership ("SPT") from Riken Corporation. In April 1995, the company made payments for the shares of SPT owned by Mr. Zagotta and Mr. Huff, who were formerly executive officers of SPT, as well as four other managers of the former SPT businesses all as part of the reacquisition transactions. Mr. Zagotta received $242,760.00, and Mr. Huff received $277,440.00. The amounts were determined on the same basis per share as was paid to Riken Corporation for its interests in SPT.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

        1. All financial statements. See Index to Consolidated Financial Statements on page 26 of this Form 10-K.

        2. Financial Statement Schedules. None required. See page 26 of this Form 10-K.

        3. Exhibits

            ITEM NO.                                  DESCRIPTION
            --------     ----------------------------------------------------------------------
                2        Acquisition Agreement between SPX Corporation and Riken Corporation, incorporated herein by reference from the company's Annual Report on
                         Form 10-K, file No. 1-6948, for the year ended December 31, 1993.
                3(i)     Restated Certificate of Incorporation, incorporated herein by reference from the company's Annual Report on Form 10-K, file No.
                         1-6948, for the year ended December 31, 1987.
                 (ii)    Certificate of Ownership and Merger dated April 25,1988, incorporated herein by reference from the company's Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1988.
                 (iii)   By-Laws as amended through October 25, 1995, incorporated herein by reference from the company's Quarterly Report on Form 10-Q, file No.
                         1-6948, for the quarter ended September 30, 1995.
                4(i)     Credit Agreement between SPX Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of March
                         24, 1994, incorporated herein by reference from the company's Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended December 31,
                         1993.
                 (ii)    11 3/4% Senior Subordinated Notes due 2002, incorporated herein by reference from the company's Amendment No. 2 to Form S-3 Registration
                         Statement 33-52833, filed on May 27, 1994.
                 (iii)   Indenture, dated as of June 6, 1994, between the company and The Bank of New York, as trustee, relating to the 11 3/4% Senior Subordinated
                         Notes due 2002, incorporated herein by reference from the company's
                         Amendment No. 2 to Form S-3 Registration Statement 33-52833, filed on
                         May 27, 1994.
                 (iv)    Waiver and amendment No. 1 to Credit Agreement between SPX Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of June 3, 1994, incorporated herein by reference from the company's Quarterly Report on Form 10-Q, file No. 1-6948, for the quarter ended March 31, 1995.
                 (v)     Waiver and amendment No. 2 to Credit Agreement between SPX Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of April 20, 1995, incorporated herein by reference from the company's Quarterly Report on Form 10-Q, file No. 1-6948, for the quarter ended March 31, 1995.
                 (vi)    Waiver and amendment No. 3 to Credit Agreement between SPX Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of December 12, 1995.
                 (vii)   Waiver and amendment No. 4 to Credit Agreement between SPX Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of February 28, 1996.
               10(i)     Sealed Power Corporation Executive Performance Unit Plan, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1988.

            ITEM NO.                                  DESCRIPTION
            --------     ----------------------------------------------------------------------
                 (ii)    SPX Corporation Retirement Plan for Directors, as amended and restated, incorporated herein by reference from the company's
                         Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No.
                         1-6948, for the year ended December 31, 1988.
                 (iii)   SPX Corporation Supplemental Retirement Plan for Top Management, as
                         amended and restated, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K,
                         file No. 1-6948, for the year ended December 31, 1988.
                 (iv)    SPX Corporation Excess benefit Plan No. 3, as amended and restated, incorporated herein by reference from the company's Amendment No. 1 on
                         Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1988.
                 (v)     SPX Corporation Executive Severance Agreement, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended December 31,
                         1988.
                 (vi)    SPX Corporation Trust Agreement for Supplemental Retirement Plan for
                         Top Management, Excess Benefit Plan No. 3, and Retirement Plan for
                         Directors, incorporated herein by reference from the company's
                         Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No.
                         1-6948, for the year ended December 31, 1988.
                 (vii)   SPX Corporation Trust Agreement for Participants in Executive
                         Severance Agreements, Special Separation Pay Plan for Corporate Staff
                         Executive Personnel Agreements and Special Separation Pay Plan for
                         Corporate Staff Management and Administrative Personnel Agreements,
                         incorporated herein by reference from the company's Amendment No. 1 on
                         Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1988.
                 (viii)  SPX Corporation Stock Compensation Plan Limited Stock Appreciation
                         Rights Award, incorporated herein by reference from the company's
                         Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No.
                         1-6948, for the year ended December 31, 1988.
                 (ix)    SPX Corporation Stock Ownership Plan, incorporated herein by reference from the company's Current Report on Form 8-K, file No. 1-6948, filed on July 26, 1989.
                 (x)     SPX Corporation Stock Ownership Trust, incorporated herein by reference from the company's Current Report on Form 8-K, file No.
                         1-6948, filed on July 26, 1989.
                 (xi)    SPX Corporation 1992 Stock Compensation Plan, incorporated herein by reference from Exhibit 10(iii)(n) to the company's Annual Report on
                         Form 10-K, file No. 1-6948, for the year ended December 31, 1992.
                 (xii)   SPX Corporation Supplemental Employee Stock Ownership Plan,
                         incorporated herein by reference from the company's Annual Report on
                         Form 10-K, file No. 1-6948, for the year ended December 31, 1990.
                 (xiii)  Sealed Power Technologies L.P. Retirement Fund, incorporated herein by reference from Exhibit 10(viii) to SPT's and SPT Corp.'s Annual Report on Form 10-K, file No. 33-27994, for the year ended December 31, 1989.
                 (xiv)   Sealed Power Technologies L.P. Pension Plan No. 302, incorporated herein by reference from Exhibit 4(ix) to SPT's and SPT Corp.'s Annual
                         Report on Form 10-K, file No. 33-27994, for the year ended December
                         31, 1989.
                 (xv)    Employment agreement, and related Nonqualified Stock Option Agreement and Restricted Shares Agreement, between SPX Corporation and John B.
                         Blystone dated as of November 24, 1995.
               11        Statement regarding computation of earnings per share. See
                         Consolidated Statements of Income, page 29 of this Form 10-K.
               21        Subsidiaries.

            ITEM NO.                                  DESCRIPTION
            --------     ----------------------------------------------------------------------
               23        Consent of Independent Public Accountants.
               27        Financial data schedule.
               99        Consolidated Financial Statements of SPT and SPT Corp., incorporated herein by reference from SPT's and SPT Corp.'s Annual Report on Form
                         10-K, file No. 33-27994, for the year ended December 31, 1993.

     (b) Reports on Form 8-K.

        The Company, on October 11, 1995, filed Form 8-K which provided the information regarding the sale of SPX Credit Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1996.

                                          SPX CORPORATION
                                          (Registrant)

                                          By      /s/ WILLIAM L. TRUBECK
                                            ------------------------------------
                                                     William L. Trubeck
                                              Senior Vice President, Finance,
                                                Chief Financial Officer and
                                                     Accounting Officer

                               POWER OF ATTORNEY

     The undersigned officers and directors of SPX Corporation hereby severally constitute John B. Blystone, James M. Sheridan or William L. Trubeck and each of them singly our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally to do all such things in our name and on our behalf in our capacities as officers and directors to enable SPX Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them, on the Annual Report on Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned have signed this report on this 27th day of March, 1996.

      /s/  JOHN B. BLYSTONE                      /s/  WILLIAM L. TRUBECK
--------------------------------------   --------------------------------------
           John B. Blystone                           William L. Trubeck
       Chairman, President and                      Senior Vice President,
       Chief Executive Officer                     Finance, Chief Financial
               Director                             and Accounting Officer

     /s/  J. KERMIT CAMPBELL                     /s/  SARAH R. COFFIN
--------------------------------------   --------------------------------------
          J. Kermit Campbell                           Sarah R. Coffin
               Director                                    Director

      /s/  FRANK A. EHMANN                       /s/  EDWARD D. HOPKINS
--------------------------------------   --------------------------------------
           Frank A. Ehmann                            Edward D. Hopkins
               Director                                    Director

   /s/  CHARLES E. JOHNSON II                    /s/  RONALD L. KERBER
--------------------------------------   --------------------------------------
        Charles E. Johnson II                          Ronald L. Kerber
               Director                                    Director

   /s/  PETER H. MERLIN                          /s/  DAVID P. WILLIAMS
--------------------------------------   --------------------------------------
           Peter H. Merlin                            David P. Williams
               Director                                    Director