Form 10-Q
period 1996-03-31
SPX CORP
filed 1996-05-01
CIK 88205

                       F O R M  1 0 - Q


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


          (X)   QUARTERLY REPORT PURSUANT TO SECTION  13  OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

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


                                        Yes   X     No



     Common shares outstanding April 19, 1996 -- 14,450,668

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                SPX CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands)

                                             (Unaudited)
                                          March 31  December 31
                                            1996        1995
ASSETS
 Current assets:
 Cash and temporary investments           $  27,079   $  17,069
 Receivables                                152,559     130,171
 Inventories                                148,439     150,851
 Deferred income tax asset and refunds       47,246      47,246
 Prepaid and other current assets            21,686      18,191
 Total current assets                     $ 397,009   $ 363,528
 Investments                                 18,558      18,885
 Property, plant and equipment, at cost     428,824     425,636
 Accumulated depreciation                  (219,819)   (212,672)
  Net property, plant and equipment       $ 209,005   $ 212,964
 Costs in excess of net assets of
  businesses acquired                       190,710     192,334
 Other assets                                39,337      43,647
 Total assets                             $ 854,619   $ 831,358

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable and current maturities
  of long-term debt                       $     640   $     893
 Accounts payable                            88,492      71,379
 Accrued liabilities                        145,195     135,387
 Income taxes payable                         4,678       3,352
 Total current liabilities                $ 239,005   $ 211,011
 Long-term liabilities                      113,655     113,737
 Deferred income taxes                       25,717      25,489
 Long-term debt                             311,141     318,894
 Shareholders' equity:
 Common stock                             $ 160,310   $ 159,474
 Paid in capital                             57,029      57,668
 Retained earnings                           20,411      18,997
                                          $ 237,750   $ 236,139
 Common stock held in treasury              (50,000)    (50,000)
 Unearned compensation                      (24,724)    (26,888)
 Cumulative translation adjustments           2,075       2,976
 Total shareholders' equity               $ 165,101   $ 162,227
 Total liabilities and shareholders'      $ 854,619   $ 831,358
equity

                 SPX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (in thousands, except per share amounts)

                                                   (Unaudited)
                                                Three months ended
                                                     March 31
                                                 1996       1995

Revenues                                      $ 292,308   $ 275,769

Costs and expenses
 Cost of products sold                          228,733     217,213
 Selling, general and administrative             47,942      50,857
 Goodwill/Intangible amortization                 1,877       2,238
Minority interest (income)                           -         (766)
Earnings from equity interests                     (893)     (1,234)
Restructuring charge                              1,124          -
Operating income                              $  13,525   $   7,461
Other expense (income), net                         105      (2,103)
Interest expense, net                             8,814       9,230
Income before income taxes                    $   4,606   $     334
Provision for income taxes                        1,842         133
Income from continuing operations             $   2,764   $     201
Discontinued Operation:
 Income from discontinued
  operation, net of tax                              -          121
Income before extraordinary loss              $   2,764   $     322
Extraordinary loss, net of tax                       -          (72)
Net income                                    $   2,764   $     250
Income (loss) per share:
 Continuing operations                        $    0.20   $    0.01
 Discontinued operation                              -         0.01
 Extraordinary loss, net of taxes                    -           -
 Net income                                   $    0.20   $    0.02

Dividends per share                           $    0.10   $    0.10
Weighted average number of
 common shares outstanding                       13,530      13,039

                SPX CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                                    (Unaudited)
                                                 Three Months Ended
                                                      March 31
                                                   1996       1995
Cash flows from operating activities:
Net income (loss) from operating activities       $  2,764   $     250
Adjustments to reconcile net income (loss) to
 net cash from operating activities -
Extraordinary loss                                      -           72
Depreciation and amortization                       10,845      11,096
(Earnings) loss from equity interests                 (893)     (1,234)
Income applicable to minority interest                  -         (766)
Decrease in net deferred income tax assets,
 refunds and liabilities                               228      10,028
Increase in receivables                            (22,388)    (12,999)
(Increase) decrease in inventories                   2,412     (16,325)
(Increase) decrease in prepaid and other
 current assets                                     (3,495)       (721)
Decrease in net assets of discontinued operation        -        1,225
Increase in accounts payable                        17,113      15,285
Increase (decrease) in accrued liabilities           8,684       6,027
Increase in income taxes payable                     1,326       1,365
(Increase) decrease in other assets                  3,753        (385)
Restructuring charge                                 1,124          -
Increase (decrease) in long-term liabilities           (82)       (510)
Compensation recognized under employee stock plan    1,136         797
Other, net                                             214       4,266
Net cash provided by (used by) operating
 activities                                       $ 22,741   $  17,471
Cash flows used by investing activities:
Capital expenditures                              $ (4,500)  $ (13,974)
Net cash used by investing activities             $ (4,500)  $ (13,974)
Cash flows provided by financing activities:
Net borrowings (payments) under debt agreements   $ (8,006)  $   1,401
Payment of fees related to debt restructuring           -         (118)
Net shares sold under stock option plan              1,125         901
Dividends paid                                      (1,350)     (1,310)
Net cash provided by (used by) financing
 activities                                       $ (8,231)  $     874
Net increase (decrease) in cash and temporary
 investments                                      $ 10,010   $   4,371
Cash and temporary investments, beg. of period      17,069       9,859
Cash and temporary investments, end of period     $ 27,079   $  14,230

                SPX CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   MARCH 31, 1996 (Unaudited)

1. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.
    All adjustments are of a normal recurring nature.

    The preparation of the company's consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Information regarding the company's segments was as follows:

                                    Three months ended
                                        March 31
                                     1996       1995
                                      (in millions)
Revenues:
 Specialty Service Tools            $  156.6   $  135.8
 Original Equipment Components         135.7      140.0
  Total                             $  292.3   $  275.8
Operating income (loss):
 Specialty Service Tools            $    7.0   $    3.1
 Original Equipment Components          11.5        9.0
 General Corporate                      (5.0)      (4.6)
  Total                             $   13.5   $    7.5
Capital Expenditures:
 Specialty Service Tools            $    0.5   $    3.0
 Original Equipment Components           3.8       10.8
 General Corporate                       0.2        0.2
  Total                             $    4.5   $   14.0
Depreciation and Amortization:
 Specialty Service Tools            $    3.5   $    3.8
 Original Equipment Components           6.9        6.7
 General Corporate                       0.4        0.6
  Total                             $   10.8   $   11.1

                                    March 31   December 31
                                      1996        1995
Identifiable Assets:
 Specialty Service Tools            $  397.6   $  390.3
 Original Equipment Components         367.5      361.8
 General Corporate                      89.5       79.3
  Total                             $  854.6   $  831.4

                SPX CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   MARCH 31, 1996 (Unaudited)

3.   Restructuring

     During the fourth quarter of 1995, the company initiated two significant restructurings. The first combines five Specialty
Service Tool divisions into two divisions and the second closes a foundry at SP Europe.

Specialty Service Tool Restructuring

      As of March 31, 1996, the restructuring was progressing as planned. The closing of the manufacturing facilities should occur in the second quarter for one plant and by yearend for the other. The closing of the distribution facility is currently scheduled by yearend. Approximately 60 positions of the net 310 employee positions identified for elimination have been completed as of March 31, 1996. At March 31, 1996, approximately $5.3 million of accruals recorded in the fourth quarter of 1995 are available.

       As previously disclosed, the company estimates that approximately $11 million of incremental costs associated with this restructuring will be incurred in 1996. These incremental costs did not qualify for accrual in 1995. During the first quarter of 1996, approximately $2.4 million of these incremental costs were expensed. Of this amount, $1.1 million was recorded to reflect the incremental cost of an early retirement program that was accepted by approximately 60 people that were identified for termination in the fourth quarter of 1995. The balance of this amount, $1.3 million, includes inventory and equipment relocation costs, underabsorbed manufacturing costs, costs to revise information systems, costs to retain employees and other miscellaneous costs.

SP Europe Restructuring - German Plant

     The closing of the German foundry is progressing on schedule and the foundry is planned to be closed by mid-1996. As of March 31, 1996, approximately 40 of the 200 employee positions planned to be eliminated have been completed. Approximately $3.4 million of accruals recorded during the fourth quarter of 1995 remain at March 31, 1996.

Anticipated Additional Restructurings

      During the second quarter of 1996, the company expects to record additional restructuring charges related to the Specialty Service Tool international operations and an early retirement program at the piston ring and cylinder liner operation. The total cost of these actions is currently estimated at $10 million, most of which will be expensed during the second quarter of 1996. However, the estimates are preliminary and could change subject to finalization of the restructuring plans.

Item  2.   Management's  Discussion and Analysis  of  Results  of
Operations and Financial Condition

      The following unaudited information should be read in conjunction with the company's unaudited consolidated financial statements and the related footnotes.

Update on Restructuring

     During the fourth quarter of 1995, the company initiated two significant restructurings. The first combines five Specialty
Service Tool divisions into two divisions and the second closes a foundry at SP Europe.

Specialty Service Tool Restructuring

      As of March 31, 1996, the restructuring was progressing as planned. The closing of the manufacturing facilities should occur in the second quarter for one plant and by yearend for the other. The closing of the distribution facility is currently scheduled by yearend. Approximately 60 positions of the net 310 employee positions identified for elimination have been completed as of March 31, 1996. At March 31, 1996, approximately $5.3 million of accruals recorded in the fourth quarter of 1995 are available.

       As previously disclosed, the company estimates that approximately $11 million of incremental costs associated with this restructuring will be incurred in 1996. These incremental costs did not qualify for accrual in 1995. During the first quarter of 1996, approximately $2.4 million of these incremental costs were expensed. Of this amount, $1.1 million was recorded to reflect the incremental cost of an early retirement program that was accepted by approximately 60 people that were identified for termination in the fourth quarter of 1995. The balance of this amount, $1.3 million, includes inventory and equipment relocation costs, underabsorbed manufacturing costs, costs to revise information systems, costs to retain employees and other miscellaneous costs.

SP Europe Restructuring - German Plant

     The closing of the German foundry is progressing on schedule and the foundry is planned to be closed by mid-1996. As of March 31, 1996, approximately 40 of the 200 employee positions planned to be eliminated have been completed. Approximately $3.4 million of accruals recorded during the fourth quarter of 1995 remain at March 31, 1996.

Anticipated Additional Restructurings

      During the second quarter of 1996, the company expects to record additional restructuring charges related to the Specialty Service Tool international operations and an early retirement program at the piston ring and cylinder liner operation. The total cost of these actions is currently estimated at $10 million, most of which will be expensed during the second quarter of 1996. However, the estimates are preliminary and could change subject to finalization of the restructuring plans.

Results of Operations - First Quarter 1995 vs. First Quarter 1994

Consolidated:

                                           Three months ended
                                                March 31,
                                           1996           1995
                                              (in millions)
    Revenues:
      Specialty Service Tools............$  156.6      $  135.8
      Original Equipment Components......   135.7         140.0
        Total............................$  292.3      $  275.8
    Operating income (loss):
      Specialty Service Tools............$    7.0      $    3.1
      Original Equipment Components......    11.5           9.0
      General corporate expense..........    (5.0)         (4.6)
        Total............................$   13.5      $    7.5

    Other expense (income), net..........$     .1      $   (2.1)
    Interest expense, net................     8.8           9.3
    Income before income taxes...........$    4.6      $    0.3
    Provision for income taxes...........     1.8            .1
    Income from continuing operations....$    2.8      $     .2
    Income from discontinued operation...      -             .1
    Income before extraordinary loss.....$    2.8      $     .3
    Extraordinary loss, net of taxes.....      -            (.1)
    Net income...........................$    2.8      $     .2

    Capital expenditures.................$    4.5      $   14.0
    Depreciation and amortization........    10.8          11.1
    Identifiable assets..................   854.6         831.4

      On the following pages, revenues, operating income and related items are discussed by segment. The following provides explanation of general corporate expenses and other consolidated items that are not allocated to the segments.

     General Corporate expense

      These expenses represent general unallocated expenses. The first quarter of 1996 expense was greater than the first quarter of 1995 principally due to higher incentive compensation expense.

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

     Interest Expense, net

      During the first quarter of 1995, a portion of interest expense was allocated to the discontinued operation, SPX Credit Corporation. First quarter 1996 interest expense was less than the first quarter 1995 interest expense due to lower debt levels.

     Provision for Income Taxes

      The first quarter 1995 effective income tax rate was approximately 40%, which reflects the company's current estimated rate for the year.

     Income from Discontinued Operation

     The first quarter of 1995 reflects the results of SPX Credit
Corporation, net of allocated interest and income taxes, as a discontinued operation. SPX Credit Corporation was sold at the end of the third quarter of 1995.

     Extraordinary Loss, net of taxes

     During the first quarter of 1995, the company purchased $3.5
million  of  its  11_  senior  subordinated  notes.   These  were
repurchased in the market at a market premium of $72,000, net of income taxes.

Specialty Service Tools:

                                            Three months ended
                                                 March 31,
                                           1996           1995
                                              (in millions)
      Revenues.............................$  156.6     $  135.8
      Gross Profit.........................    44.6         42.8
        % of revenues......................     8.5%        31.6%
      Selling, general & administrative....    35.3         38.5
        % of revenues......................    22.5%        28.4%
      Goodwill/intangible amortization.....     1.1          1.3
      (Earnings) from equity interests.....     0.1         (0.1)
      Restructuring charge.................     1.1           -
      Operating income.....................$    7.0     $    3.1

      Capital expenditures.................$    0.5     $    3.0
      Depreciation and amortization........     3.5          3.8

                                           March 31,     December 31,
                                              1996           1995
                                                 (in millions)
       Identifiable assets..................$  397.6      $  390.3

     Revenues

      First quarter 1996 revenues increased $20.8 million, or 15.3%, over the first quarter of 1995. The most significant explanation for the increased revenues was an increase of approximately $20 million in dealer equipment sales. These sales were principally to one customer and represent a large domestic equipment program during the quarter. The balance of specialty service tool sales were comparable to the first quarter of 1995.

     Gross Profit

      First quarter 1996 gross profit as a percentage of revenues ("gross margin") of 28.5% was lower than the 31.6% gross margin in 1995. The decrease in the gross margin was a direct result of the significant increase in dealer equipment sales in 1996. Dealer equipment sales have a relatively low (less than 15%) gross margin. Also affecting the first quarter of 1996 gross margin was approximately $.3 million of incremental costs incurred as part of the restructuring of five divisions into two divisions. These incremental costs included inventory and equipment relocation costs and underabsorbed manufacturing costs in a plant being closed.

     Selling, General and Administrative ("SG&A")

      First quarter 1996 SG&A expense was $35.3 million, or 22.5% of revenues, compared to $38.5 million, or 28.4% of revenues, in 1995. The reduction in first quarter SG&A reflects a $1.7 million decrease in research and development costs which were high in 1995 due to the development of gas emissions testing and hand-held diagnostic products and reflects a $1.1 million decrease for severance costs associated with approximately 140 people in 1995. However, the first quarter of 1996 SG&A included approximately $1.0 million of costs associated the ongoing restructuring. These costs include costs to revise information systems, costs to retain employees during the restructuring period and other miscellaneous costs.

     Goodwill/Intangible Amortization

       Noncash  goodwill  and  intangible  amortization   results
primarily from excess purchase price over fair value of assets in acquisitions.

     (Earnings) from equity interests

      Represents the equity (earnings) or losses of JATEK, a  50%
owned joint venture in Japan. The first quarter of 1996 reflects costs associated with an inventory reduction and rationalization plan being implemented at JATEK.

     Restructuring Charge

      As part of the restructuring that began in the fourth quarter of 1995, approximately 60 employees elected to participate in an early retirement program. In the first quarter of 1996, the company recorded a $1.1 million restructuring charge to reflect the incremental cost of the early retirement program based upon these employees acceptances in the first quarter.

     Operating Income

     1996 first quarter operating income of $7.0 million compares to first quarter 1995 operating income of $3.1 million. The increase was primarily attributable to higher revenues and cost reductions in 1996. First quarter 1996 was impacted by $2.4 million of incremental costs due to the restructuring and the first quarter 1995 was impacted by the higher R&D level and the severance charge for 140 people.

     Capital Expenditures

      First quarter 1996 capital expenditures were $.5 million compared to first quarter of 1995 capital expenditures of $3.0 million. The company continues to invest in manufacturing capability and systems to better support customers. Full year 1996 capital expenditures are expected to approximate $10 million which will include approximately $2 million of incremental spending to support the restructuring.

     Identifiable Assets

       First   quarter   1996   identifiable   assets   increased
approximately $7 million from year-end 1995. The increase was predominately accounts receivable and inventories. The increase in accounts receivable was a result of higher revenues in February and March of 1996 compared to November and December of 1995. Days sales outstanding in accounts receivable are approximately 65 to 70 days for the segment. The increase in inventories was a result of the normal seasonal buildup of inventory to support higher second quarter business activity.

Original Equipment Components:

                                           Three months ended
                                                March 31,
                                           1996           1995
                                              (in millions)
      Revenues...........................$  135.7     $  140.0
      Gross Profit.......................    19.0         15.7
        % of revenues....................    14.0%        11.2%
      Selling, general & administrative..     7.7          7.7
        % of revenues....................     5.7%         5.5%
      Goodwill/intangible amortization...     0.8          0.9
      Minority interest (income).........      -          (0.8)
      (Earnings) from equity interests...    (1.0)        (1.1)
      Operating income...................$   11.5     $    9.0

      Capital expenditures...............$    3.8     $   10.8
      Depreciation and amortization......     6.9          6.7

                                           March 31,   December 31,
                                              1996        1995
                                                (in millions)
      Identifiable assets..................$  367.5    $  361.8

     Revenues

     First quarter 1996 revenues were down $4.3 million, or 3.1%, over first quarter 1995 revenues. A significant portion of the decrease was attributable to lower March shipments to General Motors resulting from a strike experienced by that customer. The decrease in revenues was mitigated somewhat by strong demand for cylinder liners. Also, first quarter 1995 revenues were affected by continuing weak valve train sales and the effect of higher die-casting metal prices that increased sales.

      The General Motors strike was resolved at the end of March and the company expects shipments to General Motors to return to pre-strike levels.

     Gross Profit

      First quarter 1996 gross margin of 14.0% compares favorably to the first quarter 1995 gross margin of 11.2%. Several factors that contributed to relatively low gross margin in 1995 are (1) the previously mentioned die-casting metal pricing pass through to customers reduced gross margins as the increase in revenues equals the increase in costs, (2) during the first quarter of 1995, the company purchased approximately $6 million of inventory from an aftermarket customer, began to package this inventory for the customer and recorded a $1.2 million charge state this inventory at the company's standard inventory cost, (3) SP Europe recorded approximately $.8 million in severance charges and incurred additional costs associated with the ongoing process to achieve profitability, and (4) a die-casting facility incurred incremental costs associated with product change over.

     Selling, General and Administrative ("SG&A")

      SG&A was $7.7 million, or 5.7% of revenues, in the first quarter of 1996 compared to $7.7 million, or 5.5% of revenues, in 1995. This reflects the segment's continuing cost containment efforts as the dollar amounts of SG&A in the comparative quarters are essentially the same.

     Goodwill/Intangible Amortization

      Goodwill and intangible amortization was a result of the excess purchase price over the fair value of assets recorded upon the acquisition of 51% of SPT at the end of 1993.

     Minority interest (income)

      The first quarter of 1995 reflects the 30% partner's minority interest in the results of SP Europe. During the fourth quarter of 1995, the 30% partner limited its participation by not fully funding its share of SP Europe. Starting in the fourth quarter of 1995, the company recorded 100% of SP Europe's income or loss due to this limited participation.

     (Earnings) from equity interests

      Earnings from equity interests include the company's share of earnings or losses in Promec, IBS Filtran and Allied Ring
Corporation ("ARC").

     Operating Income

      First quarter 1996 operating income was $11.5 million compared to $9.0 million in the first quarter of 1995. The $2.5 million increase reflects that the first quarter of 1995 included the $1.2 million charge associated with the inventory purchase from the aftermarket customer and the $.8 million of severance costs recorded at SP Europe.

     Capital Expenditures

      Capital expenditures in the first quarter of 1996 were $3.8 million and $10.8 million in the first quarter of 1995. Significant capital improvements were in process during late 1994 and carried over into the first quarter of 1995. These projects include an additional solenoid valve assembly line, additional die-casting capacity for high strength heat treated aluminum die-castings for air bag steering columns and additional automated cylinder sleeve casting and machining capacity to meet the demand for aluminum block cylinder liners. Capital expenditures for 1996 are expected to approximate $20 million and will be focused upon cost reductions and maintenance of the operations.

     Identifiable Assets

      Identifiable assets increased approximately $6 million from year-end 1995. The increase was attributable to higher accounts receivable ($13.6 million). The higher accounts receivable are due to higher revenue activity in the first quarter compared to the fourth quarter of 1995. As the normal cycle of business activity subsides later in the year, the accounts receivable should decrease. Offsetting the effect of the accounts receivable, inventories decreased by $5.2 million.

Factors That May Affect Future Results

Impact of the Clean Air Act and Other Environmental Regulations - During 1995, many delays by states in implementing Federally mandated emissions testing programs occurred. These delays or modifications in the state programs reduced the company's expected revenues from gas emissions equipment in 1995. While uncertainties still exist as to when the states will proceed with these emissions testing programs, the company believes that the states will begin implementation within the next few quarters. At that time, the company should share in a significant portion of this substantial market.

Strategic Review of Operations - The company is currently performing a strategic review of each of its operations. This review may result in the divestiture of one or more of these operations. Additionally, the review may identify strategic acquisitions. At this time, no divestitures or acquisitions have been made.

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

     Cash Flow

                                    Three months ended March 31,
                                       1996           1995
                                         (in millions)
     Cash flow from:
       Operating activities......  $    22.7      $    17.5
       Investing activities......       (4.5)         (14.0)
       Financing activities......       (8.2)           0.9
        Net Cash Flow............  $    10.0      $     4.4

      Cash flow from operating activities in the first quarter of 1996, $22.7 million, compares favorably with the first quarter of 1995, $17.5 million. The first quarter 1996 cash flow from operating activities reflects the seasonal increase in working capital. The increases in accounts receivable and inventory tend to be high during the first quarter due to increased business activity.

     Cash flow from investing activities during the first quarter of  1996  and 1995 represent capital expenditures of $4.5 million and  $14.0 million, respectively. Capital expenditures  for  1996 should approximate $30 million for the year.

     Cash flow from financing activities during the first quarter of 1996 reflects the company's quarterly dividend payment and an $8.0 million reduction in borrowings. During the first quarter of 1995, cash flow from financing activities included the company's quarterly dividend payments and modest borrowings.

     Capitalization

                                                March 31,    December 31,
                                                  1996          1995
                                                     (in millions)
        Notes payable and current maturities
          of long-term debt....................  $   0.6     $   0.9
        Long-term debt.........................    311.2       318.9
          Total debt...........................  $ 311.8     $ 319.8
        Shareholders' equity...................    165.1       162.2
        Total capitalization...................  $ 476.9     $ 482.0
        Total debt to capitalization ratio.....     65.4%       66.3%

      At March 31, 1996, the following summarizes the debt outstanding and unused credit availability:

                                     Total        Amount     Unused Credit
                                   Commitment   Outstanding   Availability
                                               (in millions)
      Revolving credit............  $  175.0     $   55.0     $  104.8(a)
      Swingline loan facility.....       5.0          -            5.0
      Senior subordinated notes...     228.3        228.3          -
      Industrial revenues bonds...      15.1         15.1          -
      Other.......................      16.5         13.4          3.1
        Total debt................  $  439.9     $  311.8     $  112.9

     (a) Decreased by $15.2 million of facility letters of credit outstanding at March 31, 1996 which reduce the unused credit availability.

       The company is required to maintain compliance with restrictive covenants contained in the revolving credit agreement, as amended, and the senior subordinated note indenture. Under the most restrictive of these covenants, the company is required to:

      Maintain a leverage ratio, as defined, of 75% or less. The leverage ratio at March 31, 1996 was 68%.

      Maintain an interest expense coverage ratio, as defined, of 1.75:1 or greater. The interest expense coverage ratio at March 31, 1996 was 2.29:1.

      Maintain a fixed charge coverage ratio, as defined, of 1.50:1 or greater. The company's fixed charge coverage ratio at March 31, 1996 was 1.83:1.

      Limit dividends paid during the preceding twelve months to 10% of operating income plus depreciation and amortization (EBITDA) for the twelve month period. Dividends paid for the twelve month period ended March 31, 1996 were $5.3 million and 10% of EBITDA for the period was $8.1 million.

      Covenants also limit capital expenditures, investments and transactions with affiliates. Late in the first quarter of 1996, the company obtained an amendment to the revolving credit agreement to allow the company to purchase up to $50 million of its senior subordinated notes. Additionally, this amendment included the reduction of the revolving credit facility's commitment from $225 million to $175 million.

      Management believes that the unused credit availability on the revolving credit facility is sufficient to meet operational cash requirements, working capital requirements and capital expenditures for 1996. Aggregate future maturities of total debt are not material for 1996 through 1998. In 1999, the revolving credit agreement expires and borrowings on the revolver would become due, however, management believes that the revolving credit agreement would likely be extended or that alternate financing will be available to the company.

      The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those matters discussed under the caption "Factors That may Affect Future Results" above. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

        (2)     None.

        (4)     Waiver  and  Amendment  No.  5  to
                Credit Agreement between SPX Corporation and  The
                First National Bank of Chicago, as agent for the banks named therein, dated as of March 24, 1996.

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


                                SPX CORPORATION
                                 (Registrant)



Date:   May  1,  1996                 By  /s/  John  B.  Blystone
                                               Chairman, President and
                                               Chief Executive Officer


Date:  May 1, 1996                    By  /s/  William L. Trubeck
                                               Senior Vice President,
                                               Finance, and Chief
                                               Financial and Accounting
                                               Officer