Form 10-Q
period 1996-06-30
SPX CORP
filed 1996-08-06
CIK 88205

F O R M 1 0 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


                                    Yes X No



              Common shares outstanding July 25, 1996 -- 14,560,218

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SPX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (000s omitted)
                                                         (Unaudited)
                                                    June 30       December 31
                                                      1996           1995
                                                  ----------      ----------
ASSETS
 Current assets:
 Cash and temporary investments                   $   30,561      $   17,069
 Receivables                                         168,305         130,171
 Inventories                                         138,346         150,851
 Deferred income tax asset and refunds                44,264          47,246
 Prepaid and other current assets                     24,347          18,191
                                                  ----------      ----------
 Total current assets                             $  405,823      $  363,528
 Investments                                          19,845          18,885
 Property, plant and equipment, at cost              425,610         425,636
 Accumulated depreciation                          (224,109)       (212,672)
  Net property, plant and equipment               $  201,501      $  212,964
 Costs in excess of net assets of
  businesses acquired                                189,078         192,334
 Other assets                                         29,719          43,647
                                                  ----------      ----------
 Total assets                                     $  845,966      $  831,358
                                                  ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable and current maturities
  of long-term debt                               $    2,460      $      893
 Accounts payable                                     90,873          71,379
 Accrued liabilities                                 143,296         135,387
 Income taxes payable                                  4,232           3,352
                                                  ----------      ----------
 Total current liabilities                        $  240,861      $  211,011
 Long-term liabilities                               113,173         113,737
 Deferred income taxes                                25,659          25,489
 Long-term debt                                      296,954         318,894
 Shareholders' equity:
 Common stock                                     $  162,009      $  159,474
 Paid in capital                                      57,812          57,668
 Retained earnings                                    22,110          18,997
                                                  ----------      ----------
 Common stock held in treasury                      (50,000)        (50,000)
 Unearned compensation                              (23,239)        (26,888)
 Cumulative translation adjustments                      627           2,976

 Total shareholders' equity                       $  169,319      $  162,227
                                                ------------    ------------
 Total liabilities and shareholders' equity       $  845,966      $  831,358
                                                ============    ============

                        SPX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (In thousands of dollars except per share amounts)
                                   (Unaudited)

                                  Three months ended         Six months ended
                                       June 30                   June 30
                                  -------------------        ----------------
                                    1996         1995        1996        1995
                                  --------     --------    --------    --------
Revenues                          $310,623     $293,376    $602,931    $569,145
Costs and expenses
 Cost of products sold             236,615      224,886     465,348     442,099
 Selling, general and admin.        51,596       52,151      99,538     103,008
 Goodwill/Intangible amort.          1,788        2,271       3,665       4,509
Minority interest (income)               0        (483)           0     (1,249)
Restructuring charge                 7,693            0       8,817           0
Earnings from equity interests     (1,690)      (1,097)     (2,583)     (2,331)
                                  --------     --------    --------    --------
Operating income from
 continuing operations            $ 14,621     $ 15,648    $ 28,146    $ 23,109
Other expense (income), net            640          475         745     (1,628)
Interest expense, net                8,292        9,123      17,106      18,353
                                  --------     --------    --------    --------
Income before income taxes        $  5,689     $  6,050    $ 10,295    $  6,384
Provision for income taxes           2,162        2,478       4,004       2,611
                                  --------     --------    --------    --------
Income from continuing
  operations                      $  3,527     $  3,572    $  6,291    $  3,773
Income from discontinued
 operation, net of tax            $      -     $     63    $      -    $    184
                                  --------     --------    --------    --------
Income before
 extraordinary loss               $  3,527     $  3,635    $  6,291    $  3,957
Extraordinary loss, net of tax       (379)        (206)       (379)       (278)
                                  --------     --------    --------    --------
Net income                        $  3,148     $  3,429    $  5,912    $  3,679
                                  ========     ========    ========    ========

Income (loss) per share:
From continuing operations        $   0.26     $   0.28    $   0.46    $   0.29
From discontinued operation              -         0.00           -        0.01
Extraordinary loss, net of tax      (0.03)       (0.02)      (0.03)      (0.02)
                                  ========     ========    ========    ========
Net income                        $   0.23     $   0.26    $   0.43    $   0.28
                                  ========     ========    ========    ========

Dividends per share               $   0.10     $   0.10    $   0.20    $   0.20

Weighted average number of
 common shares outstanding          13,829       13,142      13,686      13,087

                        SPX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (000s omitted)

                                                               (Unaudited)
                                                             Six Months Ended
                                                                 June 30
                                                             1996       1995
                                                           --------   --------
Cash flows from operating activities:
Net income                                                $   5,912  $   3,679
Adjustments to reconcile net income to net
   cash from operating activities -
Extraordinary loss                                              379        278
Depreciation and amortization                                21,469     22,186
(Earnings) from equity interests                            (2,583)    (2,331)
Income applicable to minority interest                            0    (1,249)
Decrease (increase) in net deferred income tax assets,
 refunds and liabilities                                      3,152     10,040
(Increase) in receivables                                  (38,134)    (8,410)
Decrease (increase) in inventories                           12,505   (16,284)
Decrease (increase) in prepaid and other current asset      (6,156)      1,828
Increase in net assets of discontinued operation                  0    (2,259)
Increase (decrease) in accounts payable                      19,494        720
Increase (decrease) in accrued liabilities                    5,043      3,886
Increase (decrease) in income taxes payable                   1,112      1,542
(Increase) decrease in other assets                           8,394      3,697
Restructuring charge                                          7,380          0
Increase (decrease) in long-term liabilities                  (564)    (1,368)
Compensation recognized under employee stock plan             2,256      1,496
Other, net                                                    1,590      4,672
                                                          ---------  ---------
Net cash provided by operating activities                 $  41,249  $  22,123
                                                          ---------  ---------
Cash flows provided (used) by investing activities:
Capital expenditures                                      $ (7,845)  $(18,976)
                                                          ---------  ---------
Net cash provided (used) by investing activities          $ (7,845)  $(18,976)
Cash flows provided (used) by financing activities:
Net borrowings (payments) under debt agreements           $(12,073)  $  13,326
Purchase of senior subordinated notes                       (8,300)    (9,500)
Payment of fees related to debt restructuring                 (611)      (456)
Net shares sold under stock option plan                       3,871        901
Dividends paid                                              (2,799)    (2,608)
                                                          ---------  ---------
Net cash used by financing activities                     $(19,912)  $   1,663
                                                          ---------  ---------
Net increase (decrease) in cash and temporary
 investments                                              $  13,492  $   4,810
Cash and temporary investments, beg. of period               17,069      9,859
                                                          ---------  ---------
Cash and temporary investments, end of period             $  30,561  $  14,669
                                                          =========  =========

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1996 (Unaudited)

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

2.      Information regarding the company's segments was as follows:

                                      Three months               Six months
                                      ended June 30             ended June 30
                                     1996        1995        1996        1995
                                   -------     -------     -------     -------
                                                  (in millions)
Revenues:
 Specialty Service Tools           $ 174.1     $ 153.2     $ 330.7     $ 288.9
 Original Equipment Components       136.5       140.2       272.2       280.2
                                   -------     -------     -------     -------
  Total                            $ 310.6     $ 293.4     $ 602.9     $ 569.1
                                   =======     =======     =======     =======
Operating income (loss):
 Specialty Service Tools           $  11.0     $  10.8     $  18.0     $  13.9
 Original Equipment Components         9.3        11.0        20.8        20.0
 General Corporate                   (5.7)       (6.2)      (10.7)      (10.8)
                                   -------     -------     -------     -------
  Total                            $  14.6     $  15.6     $  28.1     $  23.1
                                   =======     =======     =======     =======
Capital Expenditures:
 Specialty Service Tools           $   0.9     $   0.9     $   1.4     $   3.9
 Original Equipment Components         2.3         3.9         6.1        14.7
 General Corporate                     0.1         0.2         0.3         0.4
                                   -------     -------     -------     -------
  Total                            $   3.3     $   5.0     $   7.8     $  19.0
                                   =======     =======     =======     =======
Depreciation and Amortization:
 Specialty Service Tools           $   3.4     $   3.9     $   6.9     $   7.7
 Original Equipment Components         6.8         6.8        13.7        13.5
 General Corporate                     0.5         0.4         0.9         1.0
                                   -------     -------     -------     -------
  Total                            $  10.7     $  11.1     $  21.5     $  22.2
                                   =======     =======     =======     =======

                                  June 30        December 31
                                     1996            1995
                                   -------         -------
Identifiable Assets:
 Specialty Service Tools           $ 406.1         $ 390.3
 Original Equipment Components       366.3           361.8
 General Corporate                    73.6            79.3
                                   -------         -------
  Total                            $ 846.0         $ 831.4
                                   =======         =======

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1996 (Unaudited)

3.       Restructuring

         During  the  fourth  quarter  of  1995,   the  company   initiated  two
significant restructurings. The first combines five Specialty Service Tool divisions into two divisions and the second closes a foundry at SP Europe.

          During the second quarter of 1996, the company initiated two additional restructurings. The first includes realigning and downsizing the Specialty Service Tool international operations, primarily in Europe. The second involves an early retirement program at the Sealed Power division.

Specialty Service Tool Restructuring

         As of June 30, 1996, the restructuring was progressing as planned. The closing of one manufacturing facility occurred in the second quarter and the closing of the other manufacturing facility will occur by year end. The closing of the distribution facility is currently scheduled to occur by the end of the third quarter. Approximately 300 positions of the net 310 employee positions identified in this restructuring have been eliminated as of June 30, 1996. At June 30, 1996, approximately $4.1 million of accruals recorded in the fourth quarter of 1995 are available for the remaining severance periods.

         As previously disclosed, the company estimates that approximately $11 million of incremental costs associated with this restructuring will be incurred in 1996. These incremental costs did not qualify for accrual in 1995. During the first six months of 1996, approximately $5.0 million of these incremental costs were expensed. Of this amount, $1.1 million was recorded as a restructuring charge to reflect the incremental cost of an early retirement program that was accepted by approximately 60 people that were identified for termination in the fourth quarter of 1995. The balance of this amount, $3.9 million, includes inventory and equipment relocation costs, underabsorbed manufacturing costs, costs to revise information systems, costs to retain employees and other miscellaneous costs.

SP Europe Restructuring - German Plant

         The restructuring is progressing on schedule and the foundry was closed in July. As of June 30, 1996, approximately 75 of the 200 employee positions planned to be reduced have been eliminated. Approximately $2.7 million of accruals recorded during the fourth quarter of 1995 for severance remain at June 30, 1996.

Specialty Service Tools - International Restructuring

         During the second quarter of 1996, the company recorded a $3.5 million restructuring charge principally to recognize severance associated with the termination of 113 international employees and the related operations downsizing costs. As of June 30, 1996, approximately 60 of these employees had been terminated and the balance will be terminated during the third quarter of 1996.

Sealed Power Division - Early Retirement Program

         During the second quarter of 1996, the company recorded a $4.2 million restructuring charge for an early retirement program at the Sealed Power division. 94 employees elected to participate in this program.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITION

         The following unaudited information should be read in conjunction with the company's unaudited consolidated financial statements and the related footnotes.

Update on Restructuring

         Please refer to footnote 3 to the consolidated condensed financial statements.

CONSOLIDATED - Results of Operations:

                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                    -------------------    -------------------
                                      1996       1995        1996       1995
                                    --------   --------    --------   --------
                                                    (in millions)
Revenues:
Specialty Service Tools............ $  174.1   $  153.2    $  330.7   $  288.9
Original Equipment Components......    136.5      140.2       272.2      280.2
                                    --------   ---------   --------   --------
  Total............................ $  310.6   $  293.4    $  602.9   $  569.1
                                    ========   ========    ========   ========
Operating income (loss):
Specialty Service Tools............ $   11.0   $   10.8    $   18.0   $   13.9
Original Equipment Components......      9.3       11.0        20.8       20.0
General corporate expense..........     (5.7)      (6.2)      (10.7)     (10.8)
                                    --------   --------     --------  --------
  Total............................ $   14.6   $   15.6    $   28.1   $   23.1
Other expense (income), net........      0.6        0.4         0.7       (1.6)
Interest expense, net..............      8.3        9.1        17.1       18.3
                                    --------   --------    --------   --------
Income before income taxes......... $    5.7   $    6.1    $   10.3   $    6.4
Provision for income taxes.........      2.2        2.5         4.0        2.6
                                    --------   --------    --------   --------
Income from continuing operations.. $    3.5   $    3.6    $    6.3   $    3.8
Income (loss) from discontinued
  operation........................       -    $    0.0          -         0.2
Extraordinary loss, net of taxes...     (0.4)  $   (0.2)       (0.4)      (0.3)
                                    --------   --------     -------   --------
Net income......................... $    3.1   $    3.4    $    5.9   $    3.7
                                    ========   ========    ========   ========

Capital expenditures...............                        $    7.8   $   19.0
Depreciation and amortization......                            21.5       22.2

         On the following pages, revenues, operating income and related items are discussed by segment. The following provides explanation of general corporate expenses and other consolidated items that are not allocated to the segments.

Second Quarter 1996 vs. Second Quarter 1995

         General Corporate expense

         These expenses represent general unallocated expenses. In the second quarter of 1996, incentive compensation expense was greater than the second quarter of 1995. The second quarter of 1995 included a $1.8 million charge related to early retirement of three officers and severance costs associated with six employees at the corporate office.

         Other expense (income), net

         Represents expenses not included in the determination of operating results, including gains or losses on currency exchange, gains or losses due to translation of financial statements in highly inflationary countries, the fees incurred on the sale of accounts receivable under the company's accounts receivable securitization program, gains or losses on the sale of fixed assets and unusual non-operational gains or losses.


         Interest Expense, net

         During the second quarter of 1995, a portion of interest expense was allocated to the discontinued operation, SPX Credit Corporation. Second quarter 1996 interest expense was less than the second quarter 1995 interest expense due to lower debt levels.

         Provision for Income Taxes

         The second quarter 1996 effective income tax rate was approximately 38% which reflects the company's current estimated rate for the balance of the year.

         Income from Discontinued Operation

         The second quarter of 1995 reflects the results of SPX Credit Corporation, net of allocated interest and income taxes, as a discontinued operation. SPX Credit Corporation was sold at the end of the third quarter of 1995.

         Extraordinary Loss, net of taxes

         During the second quarter of 1996, the company purchased $8.3 million of its 11 3/4 senior subordinated notes. These were purchased in the market at a premium of $379, net of income taxes. During the second quarter of 1995, the company purchased $6.0 million of these at a market premium of $206,000, net of income taxes.

First Six Months of 1996 vs. First Six Months of 1995

         General Corporate expense

         In the first six months of 1996, incentive compensation expense was greater than the first six months of 1995. The first six months of 1995 included a $1.8 million charge related to early retirement of three officers and severance costs associated with six employees at the corporate office.

         Other expense (income), net

         In the first quarter of 1995, a $1.5 million gain was recorded on the sale of the company's export aftermarket component distribution business.

         Interest Expense, net

         During the first six months of 1995, a portion of interest expense was allocated to the discontinued operation, SPX Credit Corporation. First six months of 1996 interest expense was less than the first six months of 1995 interest expense due to lower debt levels.

         Provision for Income Taxes

         The  first  six   months  of  1995   effective   income  tax  rate  was
approximately 38%, which reflects the company's current estimated rate for the year.

         Income from Discontinued Operation

         The first six months of 1995 reflects the results of SPX Credit Corporation, net of allocated interest and income taxes, as a discontinued operation. SPX Credit Corporation was sold at the end of the third quarter of 1995.


         Extraordinary Loss, net of taxes

         During the first six months of 1996, the company purchased $8.3 million of its 11 3/4 senior subordinated notes. These were purchased in the market at a premium of $379, net of income taxes. During the first six months of 1995, the company purchased $9.5 million of these at a market premium of $278,000, net of income taxes.

SPECIALTY SERVICE TOOLS - Results of Operations:

                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                    -------------------    -------------------
                                      1996       1995        1996       1995
                                    --------   --------    --------   --------
Revenues............................$  174.1   $  153.2    $  330.7   $  288.9
Gross Profit........................    53.5       50.4        98.1       93.2
 % of revenues......................    30.7%      32.9%       29.7%      32.3%
Selling, general & administrative...    38.1       38.4        73.4       76.9
 % of revenues......................    21.9%      25.1%       22.2%      26.6%
Goodwill/intangible amortization....     1.1        1.4         2.2        2.7
(Earnings) from equity interests....    (0.2)      (0.2)       (0.1)      (0.3)
Restructuring charge................     3.5         -          4.6         -
                                    --------   --------    --------   --------
Operating income....................$   11.0   $   10.8    $   18.0   $   13.9
                                     ========  ========    ========   ========

Capital expenditures................                       $    1.4   $    3.9
Depreciation and amortization.......                            6.9        7.7

                                  June 30, 1996     December 31, 1995
                                            (in millions)
    Identifiable assets.............$   406.1           $   390.3

Second Quarter 1996 vs. Second Quarter 1995

         Revenues

         Second quarter 1996 revenues increased $20.9 million, or 13.6%, over the second quarter of 1995. The most significant increase in revenues was approximately $12 million of dealer equipment sales. These sales were principally to one customer and represent a large European equipment program during the quarter. Sales of refrigerant recovery and recycling equipment were above the second quarter of 1995. The balance of specialty service tool sales were comparable to the second quarter of 1995.

         Gross Profit

         Second quarter 1996 gross profit as a percentage of revenues ("gross margin") of 30.7% was lower than the 32.9% gross margin in 1995. The decrease in the gross margin was a direct result of the significant increase in dealer equipment sales in 1996. Dealer equipment sales have a relatively low (less than 15%) gross margin. Also affecting the second quarter of 1996 gross margin was approximately $.9 million of incremental costs incurred as part of the restructuring of five divisions into two divisions. These incremental costs included inventory and equipment relocation costs and underabsorbed manufacturing costs in a plant being closed.

         Selling, General and Administrative ("SG&A")

         Second quarter 1996 SG&A expense was $38.1 million, or 21.9% of revenues, compared to $38.4 million, or 25.1% of revenues, in 1995. The reduction in second quarter SG&A reflects the company's continuing cost reduction efforts. The significant decrease in SG&A as a percentage of revenues also reflects the effect of the higher dealer equipment sales which have a relatively low SG&A as a percentage of revenues. Additionally, the second quarter of 1996 SG&A included approximately $1.7 million of costs associated the ongoing restructuring. These costs include costs to revise information systems, costs to retain employees during the restructuring period and other miscellaneous costs.

         Goodwill/Intangible Amortization

         Non-cash goodwill and intangible amortization results primarily from excess purchase price over fair value of assets in acquisitions.

         (Earnings) from equity interests

         Represents the equity (earnings) or losses of JATEK, a 50% owned joint venture in Japan. The second quarter of 1996 results were comparable to the second quarter of 1995.

         Restructuring Charge

         During the second quarter of 1996, the company recorded a $3.5 million restructuring charge to recognize severance associated with the termination of 113 international employees and the related operations downsizing costs. As of June 30, 1996, approximately 60 of these employees had been terminated and the balance will be terminated during the third quarter of 1996.

         Operating Income

         Second quarter of 1996 operating income was $11.0 million and second quarter 1995 operating income was $10.8 million. The increase was primarily attributable to higher revenues and cost reductions in 1996. Second quarter 1996 was impacted by $6.1 million of incremental costs due to the domestic and international restructurings.

First Six Months of 1996 vs. First Six Months of 1995

         Revenues

         First six months of 1996 revenues increased $41.8 million, or 14.5%, over the first six months of 1995. The most significant explanation for the increased revenues was an increase of approximately $32 million in dealer equipment sales. These sales were principally to one customer and represent a large domestic and international equipment program during the first six months. The balance of specialty service tool sales were comparable to the first six months of 1995.

         Gross Profit

         First six months of 1996 gross profit as a percentage of revenues ("gross margin") of 29.7% was lower than the 32.3% gross margin in 1995. The decrease in the gross margin was a direct result of the significant increase in dealer equipment sales in 1996. Dealer equipment sales have a relatively low (less than 15%) gross margin. Also affecting the first six months of 1996 gross margin was approximately $1.2 million of incremental costs incurred as part of the restructuring of five divisions into two divisions. These incremental costs included inventory and equipment relocation costs and underabsorbed manufacturing costs in a plant being closed.

         Selling, General and Administrative ("SG&A")

         First six months of 1996 SG&A expense was $73.4 million, or 22.2% of revenues, compared to $76.9 million, or 26.6% of revenues, in 1995. The reduction in first six months SG&A reflects a $1.5 million decrease in research and development costs which were high in 1995 due to the development of gas emissions testing and hand-held diagnostic products and reflects a $1.1 million decrease for severance costs associated with approximately 140 people in 1995. However, the first six months of 1996 SG&A included approximately $2.7 million of costs associated the ongoing restructurings. These costs include costs to revise information systems, costs to retain employees during the restructuring period and other miscellaneous costs.

         Goodwill/Intangible Amortization

         Non-cash goodwill and intangible amortization results primarily from excess purchase price over fair value of assets in acquisitions.

         (Earnings) from equity interests

         Represents the equity (earnings) or losses of JATEK, a 50% owned joint venture in Japan. The first six months of 1996 reflects costs associated with an inventory reduction and rationalization plan being implemented at JATEK.

         Restructuring Charge

         The company recorded $4.6 million of restructuring charges in the first half of 1996. The charges included a second quarter $3.5 million restructuring charge to recognize severance associated with the termination of 113 international employees and the related operations downsizing costs. Additionally, the company recorded a first quarter $1.1 million restructuring charge to reflect the incremental cost associated with 60 employees electing to participate in an early retirement program. This early retirement program was initiated during the fourth quarter of 1995 and the employees accepted during the first quarter of 1996.

         Operating Income

         First six months of 1996 operating income was $18.0 million and first six months of 1995 operating income was $13.9 million. The increase was primarily attributable to higher revenues and cost reductions in 1996. First six months of 1996 was impacted by $8.5 million of incremental costs due to the restructurings and the first quarter 1995 was impacted by the higher R&D level and the severance charge for 140 people.

         Capital Expenditures

         First six months of 1996 capital expenditures were $1.4 million compared to first six months of 1995 capital expenditures of $3.9 million. The company continues to invest in manufacturing capability and systems to better support customers. Full year 1996 capital expenditures are expected to approximate $10 million which will include approximately $2 million of incremental spending to support the restructuring.

         Identifiable Assets

         Identifiable assets at June 30, 1996 increased approximately $16 million from year-end 1995. The increase was predominately accounts receivable. The increase in accounts receivable was a result of higher revenues in May and June of 1996 compared to November and December of 1995. Days sales outstanding in accounts receivable are approximately 65 to 70 days for the segment.

ORIGINAL EQUIPMENT COMPONENTS - Results of Operations:

                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                    -------------------    -------------------
                                      1996       1995        1996       1995
                                    --------   --------    --------   --------
Revenues.................. .........$  136.5   $  140.2    $  272.2   $  280.2
Gross Profit........................    20.4       18.1        39.4       33.8
 % of revenues.............. .......    14.9%      12.9%       14.5%      12.1%
Selling, general & administrative...     7.7        7.5        15.4       15.2
 % of revenues......................     5.6%       5.3%        5.7%       5.4%
Goodwill/intangible amortization....     0.7        0.9         1.5        1.8
Minority interest (income)..........      -        (0.4)         -        (1.2)
(Earnings) from equity interests....    (1.5)      (0.9)       (2.5)      (2.0)
Restructuring charge................     4.2         -          4.2         -
                                    --------   --------    --------   --------
Operating income....................$    9.3   $   11.0    $   20.8   $   20.0
                                    ========   ========    ========   ========

Capital expenditures................                       $    6.1   $   14.7
Depreciation and amortization.......                           13.7       13.5

                                  June 30, 1996     December 31, 1995
                                            (in millions)
    Identifiable assets............ $   366.3           $   361.8

Second Quarter 1996 vs. Second Quarter 1995

         Revenues

         Second quarter 1996 revenues were down $3.7 million, or 2.6%, over second quarter 1995 revenues. The reduction in revenues was principally a result of softness in the demand by aftermarket customers, particularly for piston rings. First six months of 1995 revenues were also greater due to higher die-casting metal costs that are passed on to customers.

         Gross Profit

         Second quarter 1996 gross margin of 14.9% compares favorably to the second quarter 1995 gross margin of 12.9%. Several factors that contributed to relatively low gross margin in 1995 are (1) the previously mentioned die-casting metal pricing pass through to customers reduced gross margins as the increase in revenues equals the increase in costs, (2) SP Europe incurred additional costs associated with the ongoing process to achieve profitability, and (3) a die-casting facility incurred incremental costs associated with product change over.

         Selling, General and Administrative ("SG&A")

         SG&A was $7.7 million, or 5.6% of revenues, in the second quarter of 1996 compared to $7.5 million, or 5.3% of revenues, in 1995. This reflects the segment's continuing cost containment efforts as the dollar amounts of SG&A in the comparative quarters are essentially the same.

         Goodwill/Intangible Amortization

         Goodwill and intangible amortization was a result of the excess purchase price over the fair value of assets recorded upon the acquisition of 51% of SPT at the end of 1993.

         Minority interest (income)

         The second quarter of 1995 reflects the 30% partner's minority interest in the results of SP Europe. During the fourth quarter of 1995, the 30% partner limited its participation by not fully funding its share of SP Europe. Starting in the fourth quarter of 1995, the company records 100% of SP Europe's income or loss due to this limited participation.

         (Earnings) from equity interests

         Earnings from equity interests include the company's share of earnings or losses in Promec, IBS Filtran and Allied Ring Corporation ("ARC").

         Restructuring charge

         During the second quarter of 1996, the company recorded a $4.2 million restructuring charge for an early retirement program at the Sealed Power division. 94 employees elected to participate in this program.

         Operating Income

         Second quarter 1996 operating income was $9.3 million and second quarter of 1995 operating income was $11.0 million. The $1.7 million decrease reflects the impact of the $4.2 million restructuring charge for the early retirement program.

First Six Months of 1996 vs. First Six Months of 1995

         Revenues

         First six months of 1996 revenues were down $8.0 million, or 2.9%, over the first six months of 1995 revenues. A portion of the decrease was attributable to lower March shipments to General Motors resulting from a strike experienced by that customer. The decrease in revenues was mitigated somewhat by strong demand for cylinder liners. Also, aftermarket demand weakened during the second quarter of 1996. First six months of 1995 revenues were also higher due to the effect of higher die-casting metal prices.

         Gross Profit

         First six months of 1996 gross margin of 14.5% compares favorably to the first six months of 1995 gross margin of 12.1%. Several factors that contributed to relatively low gross margin in 1995 are (1) the previously mentioned die-casting metal pricing pass through to customers reduced gross margins as the increase in revenues equals the increase in costs, (2) during the first quarter of 1995, the company purchased approximately $6 million of inventory from an aftermarket customer, began to package this inventory for the customer and recorded a $1.2 million charge to state this inventory at the company's standard inventory cost, (3) SP Europe recorded approximately $.8 million in severance charges and incurred additional costs associated with the ongoing process to achieve profitability, and (4) a die-casting facility incurred incremental costs associated with product change over.

         Selling, General and Administrative ("SG&A")

         SG&A was $15.4 million, or 5.7% of revenues, in the first six months of 1996 compared to $15.2 million, or 5.4% of revenues, in 1995. This reflects the segment's continuing cost containment efforts as the dollar amounts of SG&A in the comparative quarters are essentially the same.

         Goodwill/Intangible Amortization

         Goodwill and intangible amortization was a result of the excess purchase price over the fair value of assets recorded upon the acquisition of 51% of SPT at the end of 1993.



         Minority interest (income)

         The first six months of 1995 reflects the 30% partner's minority interest in the results of SP Europe. During the fourth quarter of 1995, the 30% partner limited its participation by not fully funding its share of SP Europe. Starting in the fourth quarter of 1995, the company records 100% of SP Europe's income or loss due to this limited participation.

         (Earnings) from equity interests

         Earnings from equity interests include the company's share of earnings or losses in Promec, IBS Filtran and Allied Ring Corporation ("ARC").

         Restructuring charge

         During the second quarter of 1996, the company recorded a $4.2 million restructuring charge for an early retirement program at the Sealed Power division. 94 employees elected to participate in this program.

         Operating Income

         First six months of 1996 operating income was $20.8 million and first six months of 1995 was $20.0 million. The $.8 million increase was reduced by the impact of the $4.2 million restructuring charge for the early retirement program in 1996. However, the first six months of 1995 included the $1.2 million charge associated with the inventory purchase from the aftermarket customer and the $.8 million of severance costs recorded at SP Europe.

         Capital Expenditures

         Capital expenditures in the first six months of 1996 were $6.1 million and $14.7 million in the first six months of 1995. Significant capital improvements were in process during late 1994 and carried over into the first half of 1995. These projects include an additional solenoid valve assembly line, additional die-casting capacity for high strength heat treated aluminum die-castings for air bag steering columns and additional automated cylinder sleeve casting and machining capacity to meet the demand for aluminum block cylinder liners. Capital expenditures for 1996 are expected to approximate $20 million and will be focused upon cost reductions and maintenance of the operations.

         Identifiable Assets

         Identifiable assets increased approximately $4.5 million from year-end 1995. The increase was attributable to higher accounts receivable ($14.7 million). The higher accounts receivable are due to higher revenue activity in the second quarter compared to the fourth quarter of 1995. As the normal cycle of business activity subsides later in the year, the accounts receivable should decrease. Offsetting the effect of the increase in accounts receivable, inventories decreased by $8.2 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Impact of the Clean Air Act and Other Environmental Regulations - During 1995, many delays by states in implementing Federally mandated emissions testing programs occurred. These delays or modifications in the state programs reduced the company's expected revenues from gas emissions test equipment in 1995. While uncertainties still exist as to when the states will proceed with these emissions testing programs, the company believes that the states will begin implementation within the next few quarters. At that time, the company should share in a significant portion of this substantial market.

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

         Cash Flow

                                              Three months ended June 30,
                                               1996                1995
                                                     (in millions)
         Cash flow from:
           Operating activities......       $    41.3           $    22.1
           Investing activities......            (7.8)              (19.0)
           Financing activities......           (19.9)                1.7
                                            ---------           ---------
            Net Cash Flow............       $    13.5           $     4.8
                                            =========           =========

         Cash flow from operating activities in the first six months of 1996, $41.3 million, compares favorably with the first six months of 1995, $22.1 million. The first six months of 1996 cash flow from operating activities reflects improved working capital management, primarily inventory.

         Cash flow from investing activities during the first six months of 1996 and 1995 represent capital expenditures of $7.8 million and $19.0 million, respectively. Capital expenditures for 1996 should approximate $30 million for the year.

         Cash flow from financing activities during the first six months of 1996 reflects the company's quarterly dividend payment and an $20.4 million reduction in borrowings. During the first six months of 1995, cash flow from financing activities included the company's quarterly dividend payments and modest borrowings.

         Capitalization

                                                    June 30,     December 31,
                                                       1996           1995
                                                          (in millions)
            Notes payable and current maturities
             of long-term debt.....................   $     2.5     $     0.9
            Long-term debt.........................       296.9         318.9
                                                      ---------     ---------
              Total debt...........................   $   299.4     $   319.8
            Shareholders' equity...................       169.3         162.2
                                                      ---------     ---------
            Total capitalization...................   $   468.7     $   482.0
                                                      =========     =========
            Total debt to capitalization ratio.....        63.9%         66.3%


         At June 30, 1996, the following summarizes the debt outstanding and unused credit availability:

                                        Total        Amount     Unused Credit
                                     Commitment   Outstanding   Availability
                                                 (in millions)
      Revolving credit............   $   175.0     $    50.0     $   109.7(a)
      Swingline loan facility.....         5.0            -            5.0
      Senior subordinated notes...       220.0         220.0            -
      Industrial revenues bonds...        15.1          15.1            -
      Other.......................        17.7          14.3           3.4
                                     ----------    ---------     ---------
        Total debt................   $   432.8     $   299.4     $   118.1
                                     =========     =========     =========

         (a)  Decreased  by  $15.3   million  of  facility   letters  of  credit
         outstanding   at  June  30,  1996  which   reduce  the  unused   credit
         availability.

         The company is required to maintain compliance with restrictive covenants contained in the revolving credit agreement, as amended, and the senior subordinated note indenture. Under the most restrictive of these covenants, the company is required to:

      Maintain a leverage ratio, as defined, of 75% or less. The leverage ratio at June 30, 1996 was 67%. Maintain an interest expense coverage ratio, as defined, of 1.75:1 or greater. The interest expense coverage ratio at June 30, 1996 was 2.32:1.
      Maintain a fixed charge coverage ratio, as defined, of 1.50:1 or greater. The company's fixed charge coverage ratio at June 30, 1996 was 1.85:1.
      Limit dividends paid during the preceding twelve months to 10% of operating income plus depreciation and amortization (EBITDA) for the twelve month period. Dividends paid for the twelve month period ended June 30, 1996 were $5.3 million and 10% of EBITDA for the period was $8.0 million.

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

                              --------------------
         The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those matters discussed under the caption "Factors That may Affect Future Results" above. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               (2)            None.

               (4)         None.

               (10)           None.

        (11)          Statement regarding computation of earnings per share.
                      See Consolidated Condensed Statements of Income.

               (15)           None.

               (18)           None.

               (19)           None.

               (20)           None.

               (22)           None.

               (23)           None.

               (24)           None.

               (27)           Financial data schedule.

               (99)           None.

        (b)    Reports on Form 8-K

        The company, on June 25, 1996, filed Form 8-K which provided information regarding the company's Rights Agreement and the declaration of a dividend of one preferred share purchase right for each outstanding share of common stock of the company.

                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SPX CORPORATION
                                  (Registrant)



Date:  August 6, 1996                      By  /s/ John B. Blystone
                                              ---------------------
                                                   John B. Blystone
                                                   Chairman, President and
                                                   Chief Executive Officer





Date:  August 6, 1996                      By  /s/ William L. Trubeck
                                              -----------------------
                                                   William L. Trubeck
                                                   Senior Vice President,
                                                   Finance, and Chief
                                                   Financial and Accounting
                                                   Officer