Form 10-Q
period 1996-09-30
SPX CORP
filed 1996-11-13
CIK 88205

F O R M 1 0 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               or the transition period from ________ to ________

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


                                        Yes   X     No



    Common shares outstanding October 22, 1996 -- 14,668,914

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SPX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                         September 30   December 31
                                             1996          1995
                                           --------      --------
                                              (in thousands)
 ASSETS
 Current assets:
 Cash and temporary investments           $  25,239     $  17,069
 Receivables                                150,967       130,171
 Inventories                                133,880       150,851
 Deferred income tax asset and refunds       44,264        47,246
 Prepaid and other current assets            21,222        18,191
                                           --------      --------
 Total current assets                     $ 375,572     $ 363,528
 Investments                                 21,110        18,885
 Property, plant and equipment, at cost     427,878       425,636
 Accumulated depreciation                  (230,663)     (212,672)
  Net property, plant and equipment         197,215       212,964
 Costs in excess of net assets of
  businesses acquired                       187,516       192,334
 Other assets                                25,322        43,647
                                           --------      --------
 Total assets                             $ 806,735     $ 831,358
                                           ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable and current maturities
  of long-term debt                       $   1,755     $     893
 Accounts payable                            68,214        71,379
 Accrued liabilities                        148,876       135,387
 Income taxes payable                         5,250         3,352
                                           --------      --------
 Total current liabilities                $ 224,095     $ 211,011
 Long-term liabilities                      112,972       113,737
 Deferred income taxes                       11,924        25,489
 Long-term debt                             284,085       318,894
 Shareholders' equity:
 Common stock                               162,721       159,474
 Paid in capital                             58,090        57,668
 Retained earnings                           23,858        18,997
                                           --------      --------
                                          $ 244,669     $ 236,139
 Common stock held in treasury              (50,000)      (50,000)
 Unearned compensation                      (22,008)      (26,888)
 Cumulative translation adjustments             998         2,976
                                           --------      --------
 Total shareholders' equity               $ 173,659     $ 162,227
                                           --------      --------
 Total liabilities and shareholders'
  equity                                  $ 806,735     $ 831,358
                                           ========      ========

                        SPX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                  Three months ended     Nine months ended
                                     September 30          September 30
                                    1996      1995        1996       1995
                                  --------   --------   --------   --------
                                 (in thousands, except per share amounts)
Revenues                         $ 254,979  $ 268,790  $ 857,910  $ 837,935
Costs and expenses
 Cost of products sold             191,647    205,038    655,795    647,137
 Selling, general and admin.        46,075     47,054    142,951    150,062
 Goodwill/Intangible amort.          1,767      2,252      5,432      6,761
Minority interest (income)               0       (240)         0     (1,489)
Restructuring charge                 3,204          0     15,883          0
Earnings from equity interests      (1,442)      (972)    (4,025)    (3,303)
                                  --------   --------   --------   --------
Operating income from
 continuing operations           $  13,728  $  15,658  $  41,874  $  38,767
Other expense (income), net           (219)      (311)       526     (1,939)
Interest expense, net                7,759      8,892     24,865     27,245
                                  --------   --------   --------   --------
Income before income taxes       $   6,188  $   7,077  $  16,483  $  13,461
Provision for income taxes           2,351      2,873      6,355      5,484
                                  --------   --------   --------   --------
Income from continuing
  operations                     $   3,837  $   4,204  $  10,128  $   7,977
Discontinued operation:
 Income(loss) from discontinued
  operation, net of tax          $       0  $     (44) $       0  $     140
Loss on sale, net of tax                 0     (2,987)         0     (2,987)
                                  --------   --------   --------   --------
 Income(loss) from discontinued
  operation, net of tax          $       0  $  (3,031) $       0  $  (2,847)

Income before extraordinary loss $   3,837  $   1,173  $  10,128  $   5,130
Extraordinary loss, net of tax        (774)      (471)    (1,153)      (749)
                                  --------   --------   --------   --------
Net income                       $   3,063  $     702  $   8,975  $   4,381
                                  ========   ========   ========   ========
Income (loss) per share:
From continuing operations       $    0.27  $    0.32  $    0.73  $    0.61
From discontinued operation             -       (0.23)        -       (0.22)
Extraordinary loss, net of tax       (0.05)     (0.04)     (0.08)     (0.06)
                                  --------   --------   --------   --------
Net income                       $    0.22  $    0.05  $    0.65  $    0.33
                                  ========   ========   ========   ========

Dividends per share              $    0.10  $    0.10  $    0.30  $    0.30

Weighted average number of
 common shares outstanding          14,209     13,203     13,881     13,125

                        SPX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30
                                                            1996       1995
                                                           -------    -------
                                                            (in thousands)
Cash flows from operating activities:
Net income                                                $  8,975   $  4,381
Adjustments to reconcile net income to net
   cash from operating activities -
Extraordinary loss                                           1,153        749
Depreciation and amortization                               31,833     33,483
(Earnings) from equity interests                            (4,025)    (3,303)
Income applicable to minority interest                           0     (1,489)
Decrease (increase) in net deferred income tax
assets, refunds and liabilities                            (10,462)    24,269
(Increase) in receivables                                  (21,459)    (7,877)
Decrease (increase) in inventories                          16,065     (8,154)
Decrease (increase) in prepaid and other current assets     (3,259)     9,451
Increase in net assets of discontinued operation                 0      1,276
Increase (decrease) in accounts payable                     (2,910)    (6,492)
Increase (decrease) in accrued liabilities                   4,383      5,407
Increase (decrease) in income taxes payable                  2,798      3,666
(Increase) decrease in other assets                         10,906      2,767
Restructuring charge                                        15,883          0
Increase (decrease) in long-term liabilities                  (765)    (4,026)
Compensation recognized under employee stock plan            3,303      2,290
Other, net                                                   1,643      4,647
                                                           -------    -------
Net cash provided by operating activities                 $ 54,062   $ 61,045

Cash flows provided (used) by investing activities:
Capital expenditures                                      $(12,036)  $(24,319)
Proceeds from sale of SPX Credit Corporation                    -      73,183
                                                           -------    -------
Net cash provided (used) by investing activities          $(12,036)  $ 48,864

Cash flows provided (used) by financing activities:
Net borrowings (payments) under debt agreements           $ (7,877)  $(69,773)
Purchase of senior subordinated notes                      (25,645)   (24,680)
Payment of fees related to debt restructuring               (1,860)    (1,255)
Net shares sold under stock option plan                      4,947      1,185
Dividends paid                                              (4,114)    (3,928)
                                                           -------    -------
Net cash used by financing activities                     $(34,549)  $(98,451)

Effect of exchange rate changes on cash                   $    693   $   (472)
Net increase in cash and temporary investments               8,170     10,986
Cash and temporary investments, beg. of period              17,069      9,859
                                                           -------    -------
Cash and temporary investments, end of period             $ 25,239   $ 20,845
                                                           =======    =======

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (Unaudited)

1. The interim financial statements reflect the adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. The adjustments are of a normal recurring nature. The preparation of the company's consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain nine month 1996 amounts have been reclassified to conform with the third quarter presentation. This reclassification had no effect on net income.

2.   Sale of the Hy-Lift division

During the fourth quarter of 1996, the company anticipates completion the sale of its Hy-Lift division to W.A. Thomas Company. The Hy-Lift division manufactures valve train components for manufacturers of motor vehicles and for the automotive aftermarket. It has sales of approximately $45 million. The transaction price is currently estimated at approximately $18 million, a majority in cash and is based upon adjusted net book value. The company has estimated that any gain or loss on this transaction will be immaterial.

3.  Pending Sale of the Sealed Power division

On August 29, 1996, the company announced it had signed a letter of intent with Dana Corporation for the sale of its Sealed Power division, Sealed Power Europe and ownership in various joint ventures in Mexico and the United States for $235 million, which is in excess of the company's carrying value. These operations manufacture piston rings and cylinder liners for manufacturers of motor vehicles and for the automotive aftermarket. The transaction is pending completion of the due diligence process and U.S. regulatory approval, and is currently expected to be completed by year-end.

4.  Restructuring

During the fourth quarter of 1995, the company initiated two significant restructurings. The first combined five Specialty Service Tool divisions into two divisions and the second closed a foundry at SP Europe.

During the second quarter of 1996, the company initiated two additional restructurings. The first included realigning and downsizing the Specialty Service Tool international operations, primarily in Europe. The second involved an early retirement program at the Sealed Power division.

A summary of these restructuring charges was as follows (in millions):

                                                        1996(1)   1995(2)
                                                        ------    ------
Restructuring - 5 divisions into 2 divisions           $   7.1   $   7.0
Specialty Service tools - early retirement program         1.1        -
Closing of foundry at SP Europe                             -        3.7
Specialty Service  tools - International streamlining      3.5        -
Sealed Power division - early retirement program           4.2        -
                                                        ------    ------
                                                       $  15.9   $  10.7
     (1) Recorded year-to-date in 1996.
     (2) Recorded in 4th quarter of 1995.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (Unaudited)

Specialty Service Tool Restructuring - As of September 30, 1996, the restructuring was progressing as planned. The closing of one manufacturing facility occurred in the second quarter and the closing of the other manufacturing facility will occur by year end. The closing of the distribution facility was completed in the third quarter. Essentially all of the net 310 employee positions identified in this restructuring have been eliminated as of September 30, 1996. At September 30, 1996, approximately $2.7 million of accruals recorded in the fourth quarter of 1995 are available for the remaining severance periods.

In the first quarter of 1996, $1.1 million was recorded as a restructuring charge to reflect the incremental cost of an early retirement program that was accepted by approximately 60 people.

Additionally, the company has incurred $7.1 million of restructuring costs in 1996 to facilitate the combination of the five divisions into two divisions.

SP Europe Restructuring - German Plant - The restructuring is progressing on schedule and the foundry was closed in July. As of September 30, 1996, approximately 125 of the 200 employee positions planned to be reduced have been eliminated. Approximately $1.2 million of accruals recorded during the fourth quarter of 1995 for severance remain at September 30, 1996.

Specialty Service Tools - International Restructuring - During the second quarter of 1996, the company recorded a $3.5 million restructuring charge principally to recognize severance associated with the termination of 113 international employees and the related operations downsizing costs. As of September 30, 1996, all of these employees had been terminated.

Sealed Power Division - Early Retirement Program - During the second quarter of 1996, the company recorded a $4.2 million restructuring charge for an early retirement program at the Sealed Power division. 94 employees elected to participate in this program.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (Unaudited)

5.  Information regarding the company's segments was as follows:

                                  Three months ended    Nine months ended
                                    September 30           September 30
                                   1996       1995       1996       1995
                                  ------     ------     ------     ------
                                                (in millions)
 Revenues:
 Specialty Service Tools          $132.8     $147.7     $463.5     $436.6
 Original Equipment Components     122.2      121.1      394.4      401.3
                                  ------     ------     ------     ------
  Total                           $255.0     $268.8     $857.9     $837.9
                                  ======     ======     ======     ======
Operating income (loss):
 Specialty Service Tools          $  7.9     $ 11.7     $ 26.0     $ 25.6
 Original Equipment Components      11.2        8.4       32.0       28.4
 General Corporate                  (5.4)      (4.4)     (16.1)     (15.2)
                                  ------     ------     ------     ------
  Total                           $ 13.7     $ 15.7     $ 41.9     $ 38.8
                                  ======     ======     ======     ======
Capital Expenditures:
 Specialty Service Tools          $  1.7     $  1.1     $  3.1     $  5.0
 Original Equipment Components       2.2        4.2        8.3       18.9
 General Corporate                   0.3        0.0        0.6        0.4
                                  ------     ------     ------     ------
  Total                           $  4.2     $  5.3     $ 12.0     $ 24.3
                                  ======     ======     ======     ======
Depreciation and Amortization:
 Specialty Service Tools          $  3.3     $  3.7     $ 10.2     $ 11.4
 Original Equipment Components       6.7        6.8       20.4       20.3
 General Corporate                   0.3        0.8        1.2        1.8
                                  ------     ------     ------     ------
  Total                           $ 10.3     $ 11.3     $ 31.8     $ 33.5
                                  ======     ======     ======     ======

                                 September 30   December 31
                                     1996          1995
                                    ------        ------
Identifiable Assets:
 Specialty Service Tools            $381.6        $390.3
 Original Equipment Components       366.7         361.8
 General Corporate                    58.4          79.3
                                    ------        ------
  Total                             $806.7        $831.4
                                    ======        ======

     Item 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

The following unaudited information should be read in conjunction with the company's unaudited consolidated financial statements and the related footnotes.

Update on Restructuring

Please refer to footnote 3 to the consolidated condensed financial statements.

CONSOLIDATED - Results of Operations:

                                    Three months ended      Nine months ended
                                        September 30,          September 30,
                                       1996      1995        1996       1995
                                      ------     ------     ------     ------
                                                 (in millions)
Revenues:
Specialty Service Tools............  $ 132.8    $ 147.7    $ 463.5    $ 436.6
Original Equipment Components......    122.2      121.1      394.4      401.3
                                      ------     ------     ------     ------
  Total............................  $ 255.0    $ 268.8    $ 857.9    $ 837.9
                                      ======     ======     ======     ======
Operating income (loss):
Specialty Service Tools............  $   7.9    $  11.7    $  26.0    $  25.6
Original Equipment Components......     11.2        8.4       32.0       28.4
General corporate expense..........     (5.4)      (4.4)     (16.1)     (15.2)
                                      ------     ------     ------     ------
  Total............................  $  13.7    $  15.7    $  41.9    $  38.8
Other expense (income), net........     (0.3)      (0.3)       0.5       (1.9)
Interest expense, net..............      7.8        8.9       24.9       27.2
                                      ------     ------     ------     ------
Income before income taxes.........  $   6.2    $   7.1    $  16.5    $  13.5
Provision for income taxes.........      2.4        2.9        6.4        5.5
                                      ------     ------     ------     ------
Income from continuing operations..  $   3.8    $   4.2    $  10.1    $   8.0
Income (loss) from discontinued
  operation........................       -        (3.0)       -         (2.9)
Extraordinary loss, net of taxes...     (0.7)      (0.5)      (1.1)      (0.7)
                                      ------     ------     ------     ------
Net income.........................  $   3.1   $    0.7    $   9.0    $   4.4
                                      ======     ======     ======     ======

Capital expenditures...............                        $  12.0    $  24.3
Depreciation  and amortization......                          31.8       33.5


On the following pages, revenues, operating income and related items are discussed by segment. The following provides explanation of general corporate expenses and other consolidated items that are not allocated to the segments.

Third Quarter 1996 vs. Third Quarter 1995

General Corporate expense - These expenses represent general unallocated expenses. In the third quarter of 1996, incentive compensation expense was greater than the third quarter of 1995.

Other expense (income), net - Represents expenses not included in the determination of operating results, including gains or losses on currency exchange, gains or losses due to translation of financial statements in highly inflationary countries, the fees incurred on the sale of accounts receivable under the company's accounts receivable securitization program, gains or losses on the sale of fixed assets and unusual non-operational gains or losses.

Interest Expense, net - During the third quarter of 1995, a portion of interest expense was allocated to the discontinued operation, SPX Credit Corporation. Third quarter 1996 interest expense was less than the third quarter 1995 interest expense due to lower debt levels.

Provision for Income Taxes - The third quarter 1996 effective income tax rate was approximately 38% which reflects the company's current estimated rate for the balance of the year.

Income from Discontinued Operation - The third quarter of 1995 reflects the results of SPX Credit Corporation, net of allocated interest and income taxes, as a discontinued operation. SPX Credit Corporation was sold at the end of the third quarter of 1995.

Extraordinary Loss, net of taxes - During the third quarter of 1996, the company purchased $17.3 million of its 11_ senior subordinated notes. These were purchased in the market at a premium of $774,000, net of income taxes. During the third quarter of 1995, the company purchased $15.2 million of these at a market premium of $471,000, net of income taxes.

First Nine Months of 1996 vs. First Nine Months of 1995

General Corporate expense - In the first nine months of 1996, incentive compensation expense was greater than the first nine months of 1995. The first nine months of 1995 included a $1.8 million charge related to early retirement of three officers and severance costs associated with six employees at the corporate office.

Other expense (income), net - In the first quarter of 1995, a $1.5 million gain was recorded on the sale of the company's export aftermarket component distribution business.

Interest Expense, net - During the first nine months of 1995, a portion of interest expense was allocated to the discontinued operation, SPX Credit Corporation. First nine months of 1996 interest expense was less than the first nine months of 1995 interest expense due to lower debt levels.

Provision for Income Taxes - The first nine months of 1995 effective income tax rate was approximately 38%, which reflects the company's current estimated rate for the year.

Income from Discontinued Operation - The first nine months of 1995 reflects the results of SPX Credit Corporation, net of allocated interest and income taxes, as a discontinued operation. SPX Credit Corporation was sold at the end of the third quarter of 1995.

Extraordinary Loss, net of taxes - During the first nine months of 1996, the company purchased $25.6 million of its 11_ senior subordinated notes. These were purchased in the market at a premium of $1,153,000, net of income taxes. During the first nine months of 1995, the company purchased $25 million of these at a market premium of $749,000, net of income taxes.

SPECIALTY SERVICE TOOLS - Results of Operations:

                                    Three months ended      Nine months ended
                                        September 30,          September 30,
                                       1996      1995        1996       1995
                                      ------     ------     ------     ------
                                                 (in millions)
Revenues...........................  $ 132.8    $ 147.7    $ 463.5    $ 436.6
Gross Profit.......................     45.3       48.9      144.6      142.1
  % of revenues....................     34.1%      33.1%      31.2%      32.5%
Selling, general & administrative..     33.1       36.0      103.7      112.9
  % of revenues....................     24.9%      24.4%      22.4%      25.9%
Goodwill/intangible amortization...      1.0        1.3        3.2        4.0
(Earnings) from equity interests...      0.1       (0.1)       0.0       (0.4)
Restructuring charge...............      3.2        0.0       11.7        0.0
                                      ------     ------     ------     ------
Operating income...................  $   7.9    $  11.7    $  26.0    $  25.6
                                      ======     ======     ======     ======
Capital expenditures...............                        $   3.1    $   5.0
Depreciation and amortization......                           10.2       11.4

                                    September 30, 1996      December 31, 1995
                                                  (in millions)
 Identifiable assets...............      $ 381.6                $ 390.3

Third Quarter 1996 vs. Third Quarter 1995

Revenues - Third quarter 1996 revenues decreased $14.9 million, or 10.1%, from the third quarter of 1995. The most significant decrease in revenues was due to fewer essential tool programs during the quarter. The balance of specialty service tool sales were comparable to the third quarter of 1995.

Gross Profit - Third quarter 1996 gross profit as a percentage of revenues ("gross margin") of 34.1% was higher than the 33.1% gross margin in 1995. The increase in the gross margin was a result of the initial cost reductions from the company's restructuring initiatives and a mix change towards internally manufactured product sales.

Selling, General and Administrative ("SG&A") - Third quarter 1996 SG&A expense was $33.1 million, or 24.9% of revenues, compared to $36.0 million, or 24.4% of revenues, in 1995. The reduction in third quarter SG&A reflects the company's continuing cost reduction efforts.

Goodwill/Intangible Amortization - Non-cash goodwill and intangible amortization results primarily from excess purchase price over fair value of assets in acquisitions.

(Earnings) from equity interests - Represents the equity (earnings) or losses of JATEK, a 50% owned joint venture in Japan.

Restructuring Charge - The third quarter of 1996 included $3.2 million of restructuring costs associated with the company's ongoing combination of five divisions into two operating units. These incremental expenses are being incurred to accomplish the integration of these divisions and cost reduction benefits will occur in the future.

Operating Income - Third quarter of 1996 operating income was $7.9 million (which includes $3.2 million of restructuring charges) and third quarter 1995 operating income was $11.7 million.

First Nine Months of 1996 vs. First Nine Months of 1995

Revenues - First nine months of 1996 revenues increased $26.9 million, or 6.2%, over the first nine months of 1995. The most significant explanation for the increased revenues was an increase of approximately $32 million in dealer equipment sales. These sales were principally to one customer and represent a large domestic and international equipment program during the first six months. The balance of specialty service tool sales were comparable to the first nine months of 1995.

Gross Profit - First nine months of 1996 gross profit as a percentage of revenues ("gross margin") of 31.2% was lower than the 32.5% gross margin in 1995. The decrease in the gross margin was a direct result of the significant increase in dealer equipment sales in 1996. Dealer equipment sales have a relatively low (less than 15%) gross margin.

Selling, General and Administrative ("SG&A") - First nine months of 1996 SG&A expense was $103.7 million, or 22.4% of revenues, compared to $112.9 million, or 25.9% of revenues, in 1995. The reduction in first nine months SG&A reflects the effect of the one-time dealer equipment sales ($32 million) which carry very low selling and administrative costs relative to sales and a $1.5 million decrease in research and development costs which were high in 1995 due to the development of gas emissions testing and hand-held diagnostic products. The first nine months of 1995 also included a $1.1 million charge for severance costs associated with approximately 140 people in 1995.

Goodwill/Intangible Amortization - Non-cash goodwill and intangible amortization results primarily from excess purchase price over fair value of assets in acquisitions.

(Earnings) from equity interests - Represents the equity (earnings) or losses of JATEK, a 50% owned joint venture in Japan. The first nine months of 1996 reflects costs associated with an inventory reduction and rationalization plan being implemented at JATEK.

Restructuring Charge - The company recorded $11.7 million of restructuring charges in the first nine months of 1996. The charges included a first quarter $1.1 million restructuring charge to reflect the incremental cost associated with 60 employees electing to participate in an early retirement program and a second quarter $3.5 million restructuring charge to recognize severance associated with the termination of 113 international employees and the related operations downsizing costs. Additionally, the charge includes $7.1 million of incremental expenses associated with the company's ongoing combination of five divisions into two operating units. These incremental expenses are being incurred to accomplish the integration of these divisions and cost reduction benefits will occur in the future. The company currently estimates that approximately $4 million of costs are required to complete this reconfiguration in 1996.

Operating Income - First nine months of 1996 operating income was $26.0 million (which included $11.7 million of restructuring charges) and first nine months of 1995 operating income was $25.6 million. Excluding the restructuring charges, the increase was primarily attributable to higher revenues and cost reductions in 1996. The first nine months of 1995 was impacted by the higher R&D levels and the severance charge for 140 people.

Capital Expenditures - First nine months of 1996 capital expenditures were $3.1 million compared to first nine months of 1995 capital expenditures of $5.0 million. The company continues to invest in manufacturing capability and systems to better support customers. Full year 1996 capital expenditures are expected to approximate $6 million which will include approximately $2 million of incremental spending to support the restructuring.

Identifiable Assets - Identifiable assets at September 30, 1996 decreased approximately $9 million from year-end 1995. The decrease principally relates to a $10 million reduction in inventory offset somewhat by higher accounts receivable levels. The increase in accounts receivable was a result of higher revenues in August and September of 1996 compared to November and December of 1995.

ORIGINAL EQUIPMENT COMPONENTS - Results of Operations:

                                    Three months ended      Nine months ended
                                        September 30,          September 30,
                                       1996      1995        1996       1995
                                      ------     ------     ------     ------
                                                 (in millions)
Revenues...........................  $ 122.2    $ 121.1    $ 394.4    $ 401.3
Gross Profit.......................     17.2       14.9       56.6       48.7
  % of revenues....................     14.1%      12.3%      14.4%      12.1%
Selling, general & administrative..      6.8        6.7       22.2       21.9
  % of revenues....................      5.6%       5.5%       5.6%       5.5%
Goodwill/intangible amortization...      0.7        1.0        2.2        2.8
Minority interest (income).........      0.0       (0.3)       0.0       (1.5)
(Earnings) from equity interests...     (1.5)      (0.9)      (4.0)      (2.9)
Restructuring charge...............      0.0        0.0        4.2        0.0
                                      ------     ------     ------     ------
Operating income...................  $  11.2    $   8.4    $  32.0    $  28.4
                                      ======     ======     ======     ======
Capital expenditures...............                        $   8.3    $  18.9
Depreciation and amortization......                           20.4       20.3

                                    September 30, 1996      December 31, 1995
                                                  (in millions)
 Identifiable assets...............      $ 366.7                $ 361.8

Third Quarter 1996 vs. Third Quarter 1995

Revenues - Third quarter 1996 revenues were up $1.1 million, or 1.0%, over third quarter 1995 revenues. The comparable level of revenues was attributable to continuing strength in new vehicle production.

Gross Profit - Third quarter 1996 gross margin of 14.1% compares favorably to the third quarter 1995 gross margin of 12.3%. The improvement was attributable to overall cost reduction initiatives, particularly at the company's German piston ring plant. Also, several factors contributing to relatively low gross margin in 1995 were (1) the die-casting metal pricing pass through to customers reduced gross margins as the increase in revenues equals the increase in costs,
(2) SP Europe incurred additional costs associated with the ongoing process to achieve profitability, and (3) a die-casting facility incurred incremental costs associated with a product change over.

Selling, General and Administrative ("SG&A") - SG&A was $6.8 million, or 5.6% of revenues, in the third quarter of 1996 compared to $6.7 million, or 5.5% of revenues, in 1995. This reflects the segment's continuing cost containment efforts as the dollar amounts of SG&A in the comparative quarters are essentially the same.

Goodwill/Intangible Amortization - Goodwill and intangible amortization was a result of the excess purchase price over the fair value of assets recorded upon the acquisition of 51% of SPT at the end of 1993.

Minority interest (income) - The third quarter of 1995 reflects the 30% partner's minority interest in the results of SP Europe. During the fourth quarter of 1995, the 30% partner limited its participation by not fully funding its share of SP Europe. Starting in the fourth quarter of 1995, the company records 100% of SP Europe's income or loss due to this limited participation.

(Earnings) from equity interests - Earnings from equity interests include the company's share of earnings or losses in Promec, IBS Filtran and Allied Ring Corporation ("ARC").

Operating Income - Third quarter 1996 operating income was $11.2 million and third quarter of 1995 operating income was $8.4 million. The $2.8 million increase reflects the impact of cost reduction initiatives, particularly at the piston ring facility in Germany.

First Nine Months of 1996 vs. First Nine Months of 1995

Revenues - First nine months of 1996 revenues were down $6.9 million, or 1.7%, over the first nine months of 1995 revenues. The decrease was a result of lower aftermarket shipments, particularly in the first half. The decrease in revenues was mitigated somewhat by strong demand for cylinder liners. First nine months of 1995 revenues were also higher due to the effect of higher die-casting metal prices.

Gross Profit - First nine months of 1996 gross margin of 14.4% compares favorably to the first nine months of 1995 gross margin of 12.1%. The improvement was attributable to overall cost reduction initiatives, particularly at the company's German piston ring plant. Also, several factors contributed to relatively low gross margin in 1995; (1) the die-casting metal pricing pass through to customers reduced gross margins as the increase in revenues equals the increase in costs, (2) during the first quarter of 1995, the company purchased approximately $6 million of inventory from an aftermarket customer, began to package this inventory for the customer and recorded a $1.2 million charge to state this inventory at the company's standard inventory cost, (3) SP Europe recorded approximately $.8 million in severance charges and incurred additional costs associated with the ongoing process to achieve profitability, and (4) a die- casting facility incurred incremental costs associated with product change over.

Selling, General and Administrative ("SG&A") - SG&A was $22.2 million, or 5.6% of revenues, in the first nine months of 1996 compared to $21.9 million, or 5.5% of revenues, in 1995. This reflects the segment's continuing cost containment efforts as the dollar amounts of SG&A in the comparative quarters are essentially the same.

Goodwill/Intangible Amortization - Goodwill and intangible amortization was a result of the excess purchase price over the fair value of assets recorded upon the acquisition of 51% of SPT at the end of 1993.

Minority interest (income) - The first nine months of 1995 reflects the 30% partner's minority interest in the results of SP Europe. During the fourth quarter of 1995, the 30% partner limited its participation by not fully funding its share of SP Europe. Starting in the fourth quarter of 1995, the company records 100% of SP Europe's income or loss due to this limited participation.

(Earnings) from equity interests - Earnings from equity interests include the company's share of earnings or losses in Promec, IBS Filtran and Allied Ring Corporation ("ARC").

Restructuring charge - During the second quarter of 1996, the company recorded a $4.2 million restructuring charge for an early retirement program at the Sealed Power division; 94 employees elected to participate in this program.

Operating Income - First nine months of 1996 operating income was $32.0 million and first nine months of 1995 was $28.4 million. The 1996 operating income was reduced by the $4.2 million restructuring charge for the early retirement program in 1996. However, the first nine months of 1995 included the $1.2 million charge associated with the inventory purchase from the aftermarket customer and the $.8 million of severance costs at SP Europe.

Capital Expenditures - Capital expenditures in the first nine months of 1996 were $8.3 million and $18.9 million in the first nine months of 1995. Significant capital improvements were in process during late 1994 and carried over into the first half of 1995. These projects include an additional solenoid valve assembly line, additional die-casting capacity for high strength heat treated aluminum die-castings for air bag steering columns and additional automated cylinder sleeve casting and machining capacity to meet the demand for aluminum block cylinder liners. Capital expenditures for 1996 are expected to approximate $15 million and will be focused upon cost reductions and maintenance of the operations.

Identifiable Assets - Identifiable assets increased approximately $5 million from year-end 1995. The increase was attributable to higher accounts receivable ($19.5 million). The higher accounts receivable are due to higher revenue activity in the third quarter compared to the later part of the fourth quarter of 1995. As the normal cycle of business activity subsides later in the year, the accounts receivable should decrease. Offsetting the effect of the increase in accounts receivable, inventories decreased by $7 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Strategic Review of Operations - The company is currently performing a strategic review of each of its operations. During the third quarter, the company announced it has agreements to sell its Hy-Lift, Sealed Power and SP Europe division. Completion of this review could result in additional divestitures and/or strategic acquisitions. At this time, no additional divestiture or acquisition decisions have been made.

Impact of the Clean Air Act and Other Environmental Regulations During 1995 and 1996, many delays by states in implementing Federally mandated emissions testing programs occurred. These delays or modifications in state programs reduced the company's expected incremental revenues from gas emissions test equipment in 1995, in 1996, and thereafter. While uncertainties still exist as to when the states will proceed with these emissions testing programs, the company believes that the states could begin implementation within the next few quarters. At that time, the company should share in a portion of this market.

Automotive Diagnostics Goodwill - At September 30, 1996, $67.7 million of goodwill relates to the company's acquisitions of Bear Automotive Company (1988) and Allen Testproducts (1993), collectively referred to as Automotive Diagnostics. The company's strategic review of operations and its annual planning process are currently underway and include the review of Automotive Diagnostics. Many external and internal factors are currently being evaluated to determine the projected results and future direction of this operation. Subject to the findings of the strategic review and annual plan, the company's assessment of the carrying value of this goodwill could change. It is anticipated that the review and plan will be completed by the end of the fourth quarter 1996.

Pending Divestitures - The pending divestitures of Hy-Lift, and the Sealed Power and SP Europe divisions, will result in a significant change in the company's financial structure. The Hy- Lift divestiture is scheduled to close at the end of October. However, the transaction to sell the Sealed Power and SP Europe divisions is currently undergoing due diligence by the purchaser and is also awaiting regulatory approval. The company is unable to state with certainty that the approval will be received.

Liquidity and Financial Condition

The company's liquidity needs arise primarily from capital investment in new equipment, funding working capital requirements and to meet interest costs. The company is highly levered. This financial leverage requires management to focus on cash flows to meet interest costs and to maintain dividends. Management believes that operations and the credit arrangements will be sufficient to supply funds needed by the company in 1996.

     Cash Flow
                                   Nine months ended September 30,
                                      1996               1995
                                     ------             ------
                                           (in millions)

     Cash flow from:
       Operating activities......  $   54.1           $   61.0
       Investing activities......     (12.0)              48.9
       Financing activities......     (34.6)             (98.5)
       Effect of exchange rate...       0.7               (0.4)
                                     ------             ------
        Net Cash Flow............  $    8.2           $   11.0
                                     ======             ======

Cash flow from operating activities in the first nine months of 1996 was $54.1 million, and compares with $61.0 million for the first nine months of 1995. The first nine months of 1996 cash flow from operating activities reflects improved working capital management, primarily inventory. The first nine months of 1995 included $26.9 million of tax refunds received.

Cash flow from investing activities during the first nine months of 1996 and 1995 include capital expenditures of $12.0 million and $24.3 million, respectively. Capital expenditures for 1996 should approximate $20 million for the year. The first nine months of 1995 cash flow from investing activities also included $73.2 million received from the sale of SPX Credit Corporation.

Cash flow from financing activities during the first nine months of 1996 reflects the company's quarterly dividend payment and a $33.5 million reduction in borrowings. During the first nine months of 1995, cash flow from financing activities included the company's quarterly dividend payments and a $94.5 million reduction in borrowings, principally from the proceeds on the sale of SPX Credit Corporation.

     Capitalization

                                                      Sept. 30,    December 31,
                                                        1996          1995
                                                       ------        ------
                                                           (in millions)
          Notes payable and current maturities
           of long-term debt.....................     $   1.7       $   0.9
          Long-term debt.........................       284.1         318.9
                                                       ------        ------
            Total debt...........................     $ 285.8       $ 319.8
          Shareholders' equity...................       173.7         162.2
                                                       ------        ------
          Total capitalization...................     $ 459.5       $ 482.0
                                                       ======        ======
          Total debt to capitalization ratio.....        62.2%         66.3%


At September 30, 1996, the following summarizes the debt outstanding and unused credit availability:

                                      Total        Amount       Unused Credit
                                   Commitment    Outstanding    Availability
                                   ----------    -----------    ------------
                                                (in millions)
      Revolving credit............   $   175.0    $    55.0     $   104.7(a)
      Swingline loan facility.....         5.0           -            5.0
      Senior subordinated notes...       202.7        202.7            -
      Industrial revenues bonds...        15.1         15.1            -
      Other.......................        16.9         13.0           3.9
                                      ---------    ---------     ---------
        Total debt................   $   414.7    $   285.8     $   113.6
                                      =========    =========     =========

     (a) Decreased by $15.3 million of facility letters of credit outstanding at September 30, 1996 which reduce the unused credit availability.

The company is required to maintain compliance with restrictive covenants contained in the revolving credit agreement, as amended, and the senior subordinated note indenture. Under the most restrictive of these covenants, the company is required to:

     Maintain a leverage ratio, as defined, of 75% or less. The leverage ratio at September 30, 1996 was 65%.

     Maintain an interest expense coverage ratio, as defined, of 1.75:1 or greater. The interest expense coverage ratio at September 30, 1996 was 2.32:1.

     Maintain a fixed charge coverage ratio, as defined, of 1.50:1 or greater. The company's fixed charge coverage ratio at September 30, 1996 was 1.81:1.

     Limit dividends paid during the preceding twelve months to 10% of operating income plus depreciation and amortization (EBITDA) for the twelve month period. Dividends paid for the twelve month period ended September 30, 1996 were $5.4 million and 10% of EBITDA for the period was $7.8 million.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

          (2)  None.

          (4) Waiver and Amendment No. 6 to Credit Agreement between SPX Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of September 20, 1996.

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


                                 SPX CORPORATION
                                  (Registrant)



Date:  November 11, 1996                      By  /s/ John B. Blystone
                                                 Chairman, President and
                                                 Chief Executive Officer


Date:  November 11, 1996                      By  /s/ Patrick J. O'Leary
                                                 Vice President, Finance,
                                                 and Chief Financial and
                                                 Accounting Officer