Form 10-K405
period 1996-12-31
SPX CORP
filed 1997-03-27
CIK 88205

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                        .

     COMMISSION FILE NUMBER: 1-6948
                                SPX CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

      DELAWARE                                               38-1016240
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)
700 TERRACE POINT DRIVE, MUSKEGON, MICHIGAN                  49443-3301
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:          616-724-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                        WHICH REGISTERED
              -------------------                    ------------------------
                     COMMON                       NEW YORK STOCK EXCHANGE
                                                  PACIFIC STOCK EXCHANGE
  11 3/4% SENIOR SUBORDINATED NOTES, DUE 2002     NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS. YES [X] NO [ ]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

                      $668,680,000 AS OF FEBRUARY 28, 1997

                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                   14,877,014 SHARES AS OF FEBRUARY 28, 1997

                            ------------------------

     DOCUMENTS INCORPORATED BY REFERENCE: REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING ON APRIL 23, 1997 IS INCORPORATED BY REFERENCE INTO PART III.

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

================================================================================

                                     PART I

ITEM 1. BUSINESS

     SPX Corporation ("SPX" or the "company") is a global provider of Vehicle Service Solutions to franchised dealers and independent service locations, Service Support to vehicle manufacturers, and Original Equipment Components to the worldwide motor vehicle industry.

     The company was organized in 1911 under the laws of Michigan, and reincorporated in Delaware in 1968. It was known as The Piston Ring Company until 1931, when it changed its name to Sealed Power Corporation. The name was changed again in 1988, when the company became SPX Corporation. Today, SPX Corporation is a multi-national corporation with operations in 14 countries. The corporate headquarters is located in Muskegon, Michigan.

RECENT DEVELOPMENTS

     The following significant events and initiatives were undertaken over the past year:

     - Implemented an Economic Value Added ("EVA") measurement and incentive compensation program.

     - Completed several restructurings designed to improve the company's cost structure. Most significantly, the company completed the restructuring of the Specialty Service Tool segment that combined five divisions into two divisions. Kent-Moore, Dealer Equipment and Services, and the program tool portion of the OTC division were combined to form the OE Tool and Equipment division. Automotive Diagnostics, Robinair, and the aftermarket tool portion of the OTC division were combined to form the Aftermarket Tool and Equipment division. The restructuring included closing two manufacturing facilities, a distribution facility and an operation in Europe, and combining sales, marketing, engineering and administrative functions at these units. The overall cost of this restructuring was approximately $18 million, $11 million in 1996 and $7 million in 1995, and annual savings are estimated to be $23 million by 1998.

     - Sold the company's Hy-Lift division on November 1, 1996 for $15 million in cash.

     - Completed the sale of the Sealed Power division for $223 million in cash on February 7, 1997. The accounting gain, net of taxes, is estimated to be approximately $31 million and will be recorded in the first quarter of 1997.

     - Recognized an impairment write-off of Automotive Diagnostics' goodwill of $67.8 million. The strategic review process, completed late in 1996, indicated that the business, as originally acquired, would not be able to generate operating income sufficient to offset the annual goodwill amortization.

     - Acquired an additional 30% interest in JATEK, a joint venture in Japan, and an additional 10% interest in IBS Filtran, a joint venture in Germany, in early 1997.

     - Entered into strategic alliances with the Mac Tools division of The Stanley Works and with Hewlett-Packard Company in late 1996 and early 1997. The alliance with Mac Tools promotes the sale, distribution and service of SPX's mid-range and high-end products through Mac Tools' 2,000 mobile distributors. The new relationship with Hewlett-Packard will enable joint development of universal service solutions by leveraging Hewlett-Packard's technology leadership in measurement, communications, and computing with the company's expertise in vehicle diagnostics and global distribution of service tools and equipment.

     - Effective January 1, 1997, the company executed a new employment agreement with John B. Blystone, Chairman and Chief Executive Officer. The agreement is designed to assure that Mr. Blystone remains with the company on a long-term basis. The agreement provides Mr. Blystone with strong economic incentives to achieve significant growth in the company's performance and shareholder value. In connection with the agreement, Mr. Blystone was granted 10 year stock options for 1,000,000 shares of common stock, which vest after 5 years. 250,000 options have an exercise price of $45.75 (the fair market value at the date of grant), and the remaining 750,000 options have exercise prices progressing from $60 to $90. The options were granted outside the 1992 Stock Compensation Plan.

     - Starting in mid-March of 1997, the company announced a tender offer for the remaining $128.4 million of the 11 3/4% senior subordinated notes. The premium to purchase these notes will be recorded as an extraordinary item, net of taxes, when the tender is completed. Assuming all remaining notes are tendered and a 12% premium is paid, the pretax charge (including fees) would be approximately $16 million. If the actual premium is one percentage point higher or lower, the charge would be approximately $1.3 million higher or lower.

BUSINESS SEGMENTS

     The company is comprised of two business segments. Specialty Service Tools includes operations that design, manufacture and market a wide range of specialty service tools, equipment and services, primarily to the global motor vehicle industry. Original Equipment Components includes operations that design, manufacture and market component parts for light and heavy duty vehicle markets. Segment and geographic information for the three years ended December 31, 1996 is incorporated by reference to Note 2 to the Consolidated Financial Statements in this report.

SPECIALTY SERVICE TOOLS

     The Specialty Service Tools segment includes three operating divisions that design, manufacture and market a wide range of specialty service tools, equipment and services primarily to the worldwide motor vehicle industry. Approximately one fourth of revenues are to non-North American customers.

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

     Design of specialty service tools is critical to their functionality and generally requires close coordination with either the motor vehicle manufacturer or with the ultimate users of the tools or instruments. These products are marketed as solutions to service problems and as aids to performance improvements. After the design is completed, the company manufactures, assembles or outsources these products. The company also markets a broad line of equipment of other manufacturers through dealership equipment programs coordinated with certain motor vehicle manufacturers and aftermarket service organizations.

          OE Tool and Equipment -- This division provides customers with essential program and general specialty service tools, dealer equipment and other services. Customers include automotive, heavy duty, agricultural and construction vehicle dealerships of motor vehicle manufacturers. These products and services are sold or provided using the brands and trade names of Kent-Moore, OTC, V.L. Churchill, Lowener, Miller Special Tools, Jurubatech, Dealer Equipment and Services, and, in some cases, the motor vehicle manufacturer's identity.

          Essential program and general specialty service tools include specialty hand-held mechanical tools and specialty hand-held electronic diagnostic instruments and related software. These products are based on customer needs, primarily to perform warranty and other service work at franchised dealers. The division's technical product development and sales staff works closely with the original equipment manufacturers to design tools to meet the exacting needs of specialty repair work. Products are sold to franchised dealers under both essential and general programs. Essential programs are those in which the motor vehicle manufacturer requires its dealers to purchase and maintain the tools for warranty and service work.

          The division administers seventeen dealer equipment programs in North America. Included are programs for General Motors, Saturn, Mobil Oil, Michelin, Nissan Motor, Hyundai and others. Under the motor vehicle manufacturer's identity, the division supplies service equipment and support material to dealerships, develops and distributes equipment catalogues, and helps dealerships assess and meet their service equipment needs.

          The division's manufacturing operation is in the United States. Sales and marketing operations exist in the United States, Switzerland, the United Kingdom, France, Australia, Spain, and Brazil. The division also manages the company's 80% interest in JATEK, a Japanese company that markets specialty service tools and equipment in the Pacific Rim.

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

          Products include specialized mechanical, electronic, and hydraulic service tools, electronic diagnostic equipment, refrigeration vacuum pumps, refrigerant recharging equipment and leak detection equipment, refrigerant and engine coolant recovery and recycling equipment, vehicle emissions testing equipment, wheel service equipment and shop equipment. The division distributes its products through warehouse distributors and jobbers, a direct sales force, OEM distribution, and independent distributorships (primarily in foreign countries.) In-house sales and technical staffs support these various types of distribution. In North America, the division is supported by a network of distribution and service centers.

          The division's manufacturing facilities are located in the United States. Sales and marketing operations exist in the United States, Canada, Germany, the United Kingdom, Italy, Switzerland, Spain, and Australia.

          Power Team -- The division is a leading producer and marketer of precision quality high-pressure hydraulic pumps, rams, valves, pullers and other equipment. The division markets these products through industrial distributors, its own sales force and independent agents. The sales and marketing effort is supported by a strong technical support staff as products must be designed to exacting specifications to meet the multitude of applications for these products. Approximately two thirds of the division's sales are related to the motor vehicle service industry, while the balance of sales are made in non-transportation markets such as construction, aerospace and industrial maintenance.

          The division has sales, marketing and manufacturing operations in the United States. Additionally, sales and marketing offices are located in Australia, The Netherlands, the United Kingdom, and Singapore.

          The division is one of two major producers in this marketplace, which is also supplied by many niche companies.

ORIGINAL EQUIPMENT COMPONENTS

     The company has a range of products for both original equipment manufacturers and aftermarket customers. Each of the Original Equipment Components segment's operating divisions has achieved various OEM customer quality recognition and awards.

     For the reporting period, the Original Equipment Components segment includes four operating divisions that design, manufacture and market component parts for light and heavy duty vehicle markets. The component parts for the light and heavy duty vehicle markets are composed of two primary sectors: (i) the OEM sector and (ii) the vehicle maintenance and repair sector; the so-called replacement market or aftermarket. The U.S.-Canadian-European OEM sector is composed primarily of four classes of customers:

(a) U.S. manufacturers, dominated by General Motors, Ford and Chrysler, but including other vehicle manufacturers such as Navistar International and Mack Trucks; (b) foreign companies producing vehicles in North America and Europe ("transplants"); (c) European vehicle manufacturers, sometimes sourcing the company's products through assemblies; and (d) vehicle manufacturers producing vehicles outside the U.S., Canada and Europe. Aftermarket customers include the service organizations of OEMs, automotive parts manufacturers and distributors and private brand distributors.

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

     In its main product areas, the company has a small number of principal competitors (including the OEMs in certain product categories), some of which are larger in size and have greater financial resources than the company. Competitive factors influencing sales include quality, technology, service and price.

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

          Contech -- This division produces precision aluminum and magnesium die cast parts for automotive steering systems, and other assorted automotive/light truck uses. Primary products in this area include steering column parts, rack-and-pinion components and other castings such as components for fuel systems, clutches, and transmissions. Approximately one-half of the castings are machined by the division prior to delivery to customers.

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

          The division sells filters directly to the worldwide OEM market and aftermarket. Approximately two thirds of sales are to the aftermarket which includes the OEM parts and service organizations as well as private brand manufacturers and assorted transmission rebuilders and repackagers.

          The division also participates in the worldwide OEM market. In Europe, a 60% owned company, IBS Filtran, manufactures and distributes filters to OEM customers. In the Pacific Rim, the division exports filters to OEM manufacturers in Japan, Korea and Australia.

          Sealed Power Division -- Effective February 7, 1997, the company sold this division to Dana Corporation. The division is the leading North American producer of automotive piston rings and among the largest independent producers of cylinder liners for automotive and heavy duty engines. The division also produces sealing rings for automatic transmissions. The division includes SP Europe, a European designer, producer and distributor of automotive and heavy duty piston rings and cylinder liners, Allied Ring Corporation, a 50% owned U.S. joint venture which manufactures and distributes piston rings primarily to foreign companies producing engines in North America, and Promec, a 40% owned Mexican company that manufactures and distributes piston rings and cylinder liners in Mexico.

INTERNATIONAL OPERATIONS

     The company has wholly owned operations located in Australia, Brazil, Canada, France, Germany, Italy, The Netherlands, Singapore, Spain, Switzerland and the United Kingdom. The company has an 80% interest in JATEK, a Japanese company that sells various products into the Asia Pacific Rim market, including many of the company's specialty service tool products, and a 60% interest in IBS Filtran, a German company that manufacturers and distributes automotive transmission filters to the European market.

     Prior to February 7, 1997, the company owned 40% of Promec, a Mexican company which, through its subsidiaries, manufactures and distributes piston ring and cylinder liner products in Mexico and had a 70% ownership in SP Europe, located in France, Germany and Spain. These investments were included in the sale of the Sealed Power division.

     The company's international operations are subject to the risk of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments and other risks attendant to the countries in which they are located.

     The company's total export sales, to both affiliated and unaffiliated customers, from the United States, were as follows:

                                                               1996     1995     1994
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Export sales:
  To unaffiliated customers.................................  $118.6   $ 83.0   $ 95.7
  To affiliated customers...................................    24.4     27.9     26.9
                                                              ------   ------   ------
     Total..................................................  $143.0   $110.9   $122.6
                                                              ======   ======   ======

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

     The company spent approximately $24.6 million on research activities relating to the development and improvement of its products in 1996, $26.3 million in 1995 and $26.4 million in 1994. There was no customer sponsored research activity in these years.

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

OTHER MATTERS

     At the end of 1996, the company's employment was 7,125 persons. Approximately one-third of the company's 3,927 U.S. production and maintenance employees are covered by collective bargaining agreements with various unions. These agreements expire at different times over the next several years. Management believes it has generally good relations with its employees and anticipates that all of its collective bargaining agreements will be extended or renegotiated in the ordinary course of business. Certain contracts with OEM customers require the company to build inventories of critical components prior to the expiration of collective bargaining agreements. At the end of 1996, 2,363 people were employed at the Sealed Power division which was sold on February 7, 1997, including 788 employees covered by collective bargaining agreements.

     Sales to General Motors Corporation and its various divisions, dealers and distributors were approximately 20%, 20%, and 16% of the company's consolidated sales in 1996, 1995, and 1994, respectively. Sales to Ford Motor Company and its various divisions, dealers and distributors were approximately 11%, 12%, and 12% of the company's consolidated sales in 1996, 1995, and 1994, respectively. Sales to Chrysler Corporation and its various divisions, dealers and distributors were approximately 6%, 5%, and 7% of the company's consolidated sales in 1996, 1995, and 1994, respectively. No other customer or group of customers under common control accounted for more than 10% of consolidated sales for any of these years.

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

ITEM 2. PROPERTIES

     UNITED STATES -- The principal properties used by the company for manufacturing, administration and warehousing consist of 26 separate facilities totaling approximately 2.3 million square feet. These facilities are located in Georgia, Illinois, Indiana, Michigan, Minnesota, Ohio, and Pennsylvania. All facilities are owned, except for 7, which are leased (all non-manufacturing). These leased facilities aggregate 358,000 square feet and have an average lease term of 4+ years. As part of the sale of the Sealed Power division, 15 facilities, aggregating 1.1 million square feet, are no longer company properties and are excluded from the above figures.

     The company also has 12 facilities located throughout the United States for distribution and servicing of its Specialty Service Tools. These distribution and service centers aggregate 62,000 square feet and all are leased. No single distribution and service center is of material significance to the company's business.

     INTERNATIONAL -- The company owns approximately 91,000 square feet and leases approximately 121,000 square feet of manufacturing, administration and distribution facilities in Australia, Brazil, Canada, France, Germany, Italy, The Netherlands, Singapore, Spain, Switzerland and the United Kingdom. As part of the sale of the Sealed Power division, 3 facilities, aggregating 338,000 square feet are excluded from the above figures.

     The company's properties used for manufacturing, administration and warehousing are adequate to meet its needs as of December 31, 1996. The company configures and maintains these facilities as required by their business use. At December 31, 1996, the company believes that it does not have significant excess capacity at any of its major facilities. Two facilities are directly affected by the specialty service tool restructuring initiated in late 1995. A 110,000 square foot Michigan manufacturing plant was closed during 1996 and is in the process of being sold. The other facility, a 157,000 square foot Pennsylvania manufacturing plant, is also in the process of being sold.

ITEM 3. LEGAL PROCEEDINGS

     Note 14, Commitments and Contingent Liabilities, to the Consolidated Financial Statements is hereby incorporated by reference.

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

                                                                                              EXECUTIVE
                                                                                               OFFICER
                NAME AND AGE                                     OFFICE                         SINCE
                ------------                                     ------                       ---------
John B. Blystone (43)........................  Chairman, President and Chief Executive
                                               Officer                                          1995(1)
Robert C. Huff (47)..........................  Vice President, Procurement                      1994(2)
Richard U. Jelinek (49)......................  Vice President, Strategic Change                 1997(3)
Christopher J. Kearney (41)..................  Vice President, Secretary and General
                                               Counsel                                          1997(4)
Stephen A. Lison (56)........................  Vice President, Human Resources                  1989
Patrick J. O'Leary (39)......................  Vice President, Finance, Treasurer and
                                               Chief Financial Officer                          1996(5)
James M. Sheridan (56).......................  Vice President, Counsel to the Chief
                                               Executive Officer                                1976(6)
John D. Tyson (59)...........................  Vice President, Corporate Relations              1988

---------------

See page 51 for a complete list of all executive compensation plans and arrangements.

(1) Effective November 1995, Mr. Blystone was elected Chairman, President and Chief Executive Officer. From September 1994 through November 1995, he served as President and Chief Executive Officer, Nuovo Pignone, an 80% owned subsidiary of General Electric Company. From November 1991 through August 1994 he served as Vice President, General Manager, Superabrasives of General Electric Company.

(2) Effective February 1996, Mr. Huff was appointed Vice President, Procurement. From February 1994 through February of 1996, he was Treasurer. From April 1989 through February 1994, he was Vice President, Finance of Sealed Power Technologies Limited Partnership.

(3) Effective January 1997, Mr. Jelinek was appointed Vice President, Strategic Change. From July 1994 through December 1996, he served as Managing Director and leader of the Change Practice at Dove Associates. From August 1993 through June 1994, he served as Executive Consultant to the Chairman and Chief Executive Officer of General Electric Company. From September 1991 through July 1993, he served as Vice President, Corporate Compensation and Benefits, GE Plastics of General Electric Company.

(4) Effective February 1997, Mr. Kearney was appointed Vice President, Secretary and General Counsel. From April 1995 through January 1997, he served as Senior Vice President and General Counsel of Grimes Aerospace Company. From September 1988 through April 1995, he was Senior Counsel at the global materials business of General Electric Company.

(5) Effective September 1996, Mr. O'Leary was appointed Vice President, Finance, Treasurer, and Chief Financial Officer. From 1994 through September 1996, he served as Chief Financial Officer and director at Carlisle Plastics, Inc. From 1982 through 1994, he served at various managerial capacities at Deloitte & Touche, becoming Partner in 1988.

(6) Effective February, 1997, Mr. Sheridan was appointed Vice President, Counsel to the Chief Executive Officer. From 1976 through February 1997, he was Vice President, General Counsel and Secretary of the company.

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

     Set forth below are the high and low sales prices for the company's common stock as reported on the New York Stock Exchange composite transaction reporting system and dividends paid per share for each quarterly period during the past two years:

                                                                            DIVIDENDS
                                                     HIGH        LOW        PER SHARE
                                                     ----        ---        ---------
1996
  4th Quarter......................................  $40 1/2     $26 7/8      $.10
  3rd Quarter......................................   31 5/8      21 5/8       .10
  2nd Quarter......................................   27 1/8      18           .10
  1st Quarter......................................   18 1/8      13 5/8       .10
1995
  4th Quarter......................................  $17         $14 1/8      $.10
  3rd Quarter......................................   16          11 1/8       .10
  2nd Quarter......................................   15 1/8      10 3/4       .10
  1st Quarter......................................   17 3/8      14 1/4       .10

     The approximate number of shareholders of the company's Common Stock as of December 31, 1996 was 7,244.

     On December 11, 1996, the Board of Directors adopted, subject to shareholder approval, amendments to the company's 1992 Stock Compensation Plan to (i) increase the number of shares of common stock available for issuance under the plan by 1,200,000 to 1,900,000 shares, and (ii) eliminate the ability under the plan to issue options to non-employee directors.

     The company is subject to a number of restrictive covenants under various debt agreements including a covenant that limits dividends. Please see Note 15 to the consolidated financial statements for further discussion. Future dividends will depend upon the earnings and financial condition of the company and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

                                  1996(6)         1995          1994          1993         1992
                                  --------      --------      --------      --------      ------
                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues........................  $1,109.4      $1,098.1      $1,079.9      $  747.2(3)   $801.2
Operating income (loss).........     (16.3)(1)      34.1(2)       57.4         (48.3)(4)    49.1
Interest expense, net...........     (31.8)        (35.7)        (35.2)        (15.9)      (15.1)
Gain on sale of businesses......        --            --            --         105.4(5)       --
                                  --------      --------      --------      --------      ------
Income (loss) before income
  taxes.........................     (48.1)         (1.6)         22.2          41.2        34.0
Income taxes....................      (7.6)          0.2          (9.1)        (28.1)      (13.4)
                                  --------      --------      --------      --------      ------
Income (loss) from continuing
  operations....................  $  (55.7)     $   (1.4)     $   13.1      $   13.1      $ 20.6
                                  ========      ========      ========      ========      ======
Per share of common stock:
  Income (loss) from continuing
     operations.................  $  (3.98)     $  (0.10)     $   1.02      $   1.04      $ 1.48
Weighted average number of
  common shares outstanding.....      14.0          13.2          12.8          12.6        13.9
Dividends paid..................  $   0.40      $   0.40      $   0.40      $   0.40      $ 0.40
Other Financial Data:
  Working capital...............  $  233.7      $  152.5      $  151.9      $  119.4      $182.2
  Total assets..................     616.0         831.4         929.0       1,024.4       560.3
  Long-term debt................     227.9         318.9         414.1         336.2       160.3
  Shareholders' equity..........     105.9         162.2         158.7         145.4       185.5
  Capital expenditures..........      20.2          31.0          48.5          15.1        20.4
  Depreciation and amort........      40.8          43.5          38.5          24.4        25.3

---------------
(1) Includes a restructuring charge of $20 million and a write-off of goodwill of $67.8 million. Refer to Notes 5 and 12 to the consolidated financial statements for explanation.

(2) Includes a restructuring charge of $10.7 million. Refer to Note 5 to the consolidated financial statements for explanation.

(3) In 1993, the company acquired Allen Testproducts and Sealed Power Technologies Limited Partnership and divested the Sealed Power Replacement and Truth divisions.

(4) Includes a restructuring charge of $27.5 million.

(5) Reflects the gain on the divestitures of the Sealed Power Replacement and Truth divisions.

(6) Includes the Sealed Power division which was sold on February 7, 1997. Refer to Note 4 to the consolidated financial statements for explanation and proforma information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the company's consolidated financial statements and the related footnotes.

  Significant Events and Initiatives

     The following significant events and initiatives were undertaken over the past year:

     - Implemented an Economic Value Added ("EVA") measurement and incentive compensation program.

     - Completed several restructurings designed to improve the company's cost structure. Most significantly, the company completed the restructuring of the Specialty Service Tool segment that combined five divisions into two divisions. Kent-Moore, Dealer Equipment and Services, and the program tool portion of the OTC division were combined to form the OE Tool and Equipment division. Automotive Diagnostics, Robinair, and the aftermarket tool portion of the OTC division were combined to form the Aftermarket Tool and Equipment division. The restructuring included closing two manufacturing facilities, a distribution facility and an operation in Europe, and combining sales, marketing, engineering and administrative functions at these units. The overall cost of this restructuring was approximately $18 million, $11 million in 1996 and $7 million in 1995, and annual savings are estimated to be $23 million by 1998.

     - Sold the company's Hy-Lift division on November 1, 1996 for $15 million in cash.

     - Completed the sale of the Sealed Power division for $223 million in cash on February 7, 1997.

     - Recognized an impairment write-off of Automotive Diagnostics' goodwill of $67.8 million. The strategic review process, completed late in 1996, indicated that the business, as originally acquired, would not be able to generate operating income sufficient to offset the annual goodwill amortization.

     - Acquired an additional 30% interest in JATEK, a joint venture in Japan, and an additional 10% interest in IBS Filtran, a joint venture in Germany, in early 1997.

     - Entered into strategic alliances with the Mac Tools division of The Stanley Works and with Hewlett-Packard Company in late 1996 and early 1997. The alliance with Mac Tools promotes the sale, distribution and service of SPX's mid-range and high-end products through Mac Tools' 2,000 mobile distributors. The new relationship with Hewlett-Packard will enable joint development of universal service solutions by leveraging Hewlett-Packard's technology leadership in measurement, communications, and computing with the company's expertise in vehicle diagnostics and global distribution of service tools and equipment.

     - Starting in mid-March of 1997, the company announced a tender offer for the remaining $128.4 million of the 11 3/4% senior subordinated notes.

  Revenues

     Revenues for 1996 were up 1% from 1995. The market for Specialty Service Tools was strong for dealer equipment, aftermarket tools and high-pressure hydraulics, but was down slightly from 1995 for essential program tools due to fewer new model introductions. Sales of high-end engine diagnostic, wheel service, and environmentally driven products did not reach expectations. Uncertainties in implementation of various state auto emission programs led to lower than expected sales of gas emission testing equipment. Revenues of Original Equipment Components were down from 1995 and reflect the sale of the Hy-Lift division on November 1, 1996 and lower aftermarket sales.

     Current prospects for 1997 are positive for most of the company's business lines. Program tool sales should be up from 1996 due to more new model introductions. U.S. vehicle production forecasts anticipate similar levels to 1996. This presumes a continuing stable U.S. economy. Increases in 1997 revenues should include the realization of additional dealer equipment business due to new customers and the effect of consolidating JATEK and IBS Filtran, with aggregate revenues of approximately $35 million. The sales volume of environmentally related equipment remains a major uncertainty. While several states and regions still indicate initiation of enhanced gas emissions testing programs in 1997, previous experience indicates that this could change.

  Operating Income from Continuing Operations

     Operating income from continuing operations in 1996 and 1995 before restructuring charges and the goodwill write-off was $70.9 million and $41.8 million, respectively. The significant improvement was principally realized from the initiatives undertaken in 1996 and 1995. These initiatives included consolidating five Specialty Service Tool divisions into two divisions, closing of the foundry operation and other cost reductions at SP Germany, downsizing several international operations, and implementing the material and transportation sourcing program.

     Operating income in 1997 will be significantly impacted by the elimination of the results of operations of the Sealed Power division which was sold February 7, 1997. However, continued benefits from the company's cost reduction initiatives will be realized.

  Cash Flow and Debt Levels

     During 1996, the company reduced its total debt levels by $90.5 million, while cash balances decreased $4.8 million. This reduction in total debt was a result of improved profitability, better working capital management, and the $15 million received on the sale of the Hy-Lift division. Also, capital expenditures were approximately $12 million less than depreciation, reflecting improved resource allocation under the company's EVA program.

     Cash flow in 1997 will be positively impacted by the $223 million of gross proceeds from the sale of the Sealed Power division. Additionally, management believes that further improvements in working capital management are available and will pursue these opportunities during 1997. Capital expenditures in 1997 are expected to approximate $27 million.

RESULTS OF OPERATIONS -- COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

CONSOLIDATED

                                                         1996        1995        1994
                                                       --------    --------    --------
                                                                (IN MILLIONS)
Revenues:
  Specialty Service Tools............................  $  594.2    $  572.3    $  550.6
  Original Equipment Components......................     515.2       525.8       529.3
                                                       --------    --------    --------
          Total......................................  $1,109.4    $1,098.1    $1,079.9
                                                       ========    ========    ========
Operating income (loss):
  Specialty Service Tools............................  $  (37.2)   $   24.4    $   29.4
  Original Equipment Components......................      41.9        26.2        48.0
  General corporate expenses.........................     (21.7)      (19.5)      (20.0)
                                                       --------    --------    --------
          Total......................................  $  (17.0)   $   31.1    $   57.4
Other expense (income), net..........................      (0.7)       (3.0)         --
Interest expense, net................................      31.8        35.7        35.2
                                                       --------    --------    --------
Income (loss) before income taxes....................  $  (48.1)   $   (1.6)   $   22.2
Provision (benefit) for income taxes.................       7.6        (0.2)        9.1
                                                       --------    --------    --------
Income (loss) from continuing operations.............  $  (55.7)   $   (1.4)   $   13.1
Income (loss) from discontinued operation............  $     --    $   (2.8)   $    1.0
                                                       --------    --------    --------
Income (loss) before extraordinary item..............  $  (55.7)   $   (4.2)   $   14.1
Extraordinary item, net of taxes.....................      (6.6)       (1.1)         --
                                                       --------    --------    --------
Net income (loss)....................................  $  (62.3)   $   (5.3)   $   14.1
                                                       ========    ========    ========
Capital expenditures.................................  $   20.2    $   31.0    $   48.5
Depreciation and amortization........................      40.8        43.5        38.5
Total assets.........................................     616.0       831.4       929.0

     General corporate expenses and other consolidated items that are not allocated to the segments are explained below, followed by segment information.

     General corporate expenses represent general unallocated expenses. 1996 expenses include higher incentive compensation than 1995. 1995 expenses included a $1.8 million charge related to early retirement and severance costs at the corporate office. 1995 expense was less than 1994 due to lower incentive compensation and the impact of cost reductions.

     Other expense (income), net represents expenses not included in the determination of operating results, including gains or losses on currency exchange, the fees incurred on the company's accounts receivable securitization program, gains or losses on the sale of fixed assets, and unusual nonoperational gains or losses. 1996 includes a $1 million gain on the sale of a closed manufacturing facility. 1995 reflects a $1.5 million gain on the sale of the company's aftermarket export distribution business, a $.9 million gain on the sale of the company's 50% investment in RSV, and a $.6 million gain on the sale of a company airplane. 1994 included a $2.1 million charge for the settlement of a dispute regarding the sale of a noncore business in 1989.

     Interest expense, net for 1996 was lower because of reduced debt levels. 1995 interest expense was comparable to 1994 and reflects the debt structure in place after the early 1994 refinancing.

     Provision (benefit) for income taxes -- The 1996 effective income tax rate was not meaningful, principally because the write-off of $67.8 million of goodwill was not tax deductible. The 1996 effective tax rate would have been approximately 39%, excluding the impact of the goodwill write-off. The 1995 effective income tax rate of 14.4% was impacted by a $1.3 million benefit recorded on the sale of the company's 50% interest in RSV, and by not being able to tax benefit the minority interest charge of $4.8 million recorded in the fourth quarter. Without these unusual items, the 1995 effective income tax rate would have been approximately 41%, comparable to the 1994 effective income tax rate. See Note 10 to the consolidated financial statements for further information.

     Income (loss) from discontinued operations for 1995 and 1994 includes the results of operations of SPX Credit Corporation, net of allocated interest and income taxes. In 1995, the company recorded a $4.8 million loss on the sale and on costs to close the operation.

     Extraordinary item, net of taxes -- During 1996, the company purchased $100 million of its 11 3/4% senior subordinated notes in the open market at a premium of $6.6 million, net of income taxes. During 1995, the company purchased $31.7 million of these notes at a premium of $1.1 million, net of income taxes.

SPECIALTY SERVICE TOOLS

                                                            1996      1995      1994
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Revenues.................................................  $594.2    $572.3    $550.6
Gross margin.............................................   186.2     183.6     181.3
  % of revenues..........................................    31.3%     32.1%     32.9%
Selling, general & administration........................   135.5     147.1     146.8
  % of revenues..........................................    22.8%     25.7%     26.7%
Goodwill/intangible amortization.........................     4.3       5.3       5.2
(Earnings) from equity interests.........................     (.1)      (.2)      (.1)
Restructuring charge and write-off of goodwill...........    83.7       7.0        --
                                                           ------    ------    ------
Operating income (loss)..................................  $(37.2)   $ 24.4    $ 29.4
                                                           ======    ======    ======
Capital expenditures.....................................  $  5.8    $  7.4    $ 10.6
Depreciation and amortization............................    13.0      14.9      14.4
Identifiable assets......................................   291.5     390.3     397.9

  Revenues

     Revenues for 1996 were up $21.9 million, or 3.8% over 1995. This increase was primarily a result of approximately $32 million of dealer equipment sales to one customer during the first half of 1996. Essential program tool sales were lower than 1995 due to fewer new vehicle platform introductions during 1996, and reduced sales of engine diagnostic and wheel service equipment. 1995 revenues were up $21.7 million, or 3.9%, over 1994 revenues, from increased sales of program service tools, high-pressure hydraulics and refrigeration related tools. However, sales of electronic diagnostic equipment and service tools to the aftermarket were down from 1994.

  Gross margin

     Gross margin of 31.3% in 1996 was lower than the 32.1% in 1995. The decrease was principally a result of higher dealer equipment sales which have a lower gross margin (less than 15%). 1995 gross margin of 32.1% was slightly lower than the 32.9% in 1994. This decrease was attributable to a higher portion of revenues from product purchased for resale in 1995. Such purchased product carries lower gross margin than manufactured product.

  Selling, General and Administrative Expense ("SG&A")

     SG&A for 1996 was 22.8% of revenues compared to 25.7% in 1995. The reduction reflects higher dealer equipment sales, which carry low SG&A expense relative to sales, lower expense levels from the various cost reduction initiatives, and higher R&D costs in 1995 to develop gas emissions and hand-held diagnostic equipment. 1995 SG&A was 25.7% of revenues compared to 26.7% in 1994. This decrease resulted from lower sales of electronic diagnostic equipment which have higher proportionate selling costs and from cost reductions in 1995.

  Earnings from Equity Interests

     Earnings from Equity Interests includes equity earnings of JATEK, a 50% owned joint venture in Japan. During the first quarter of 1997, the company acquired an additional 30% of JATEK. The 1997 results of JATEK will be consolidated.

  Restructuring Charge and Write-off of Goodwill

     During 1996, the company completed its consolidation of five Specialty Service Tool divisions into two divisions and incurred $11.2 million of restructuring costs. An additional $1.1 million charge was recorded for an early retirement program associated with this restructuring. Also, a $3.5 million restructuring charge was recorded to recognize severance costs associated with the reduction of 113 international employees and the related downsizing costs. In the fourth quarter of 1995, the company initiated the restructuring of its Specialty Service Tool segment and recorded an initial charge of $7.0 million to recognize severance and benefits for the employees affected, holding costs of vacated facilities, and to reflect the fair market value of one manufacturing facility to be closed.

     At December 31, 1996, the company recognized a $67,817 goodwill write-off, with no associated tax benefit, related to the 1988 acquisition of Bear Automotive Company and the 1993 acquisition of Allen Testproducts, collectively referred to as Automotive Diagnostics. This goodwill represented the company's intangible business investment in high-end engine diagnostic equipment, wheel service equipment and gas emissions testing equipment. The decision to write-off the goodwill resulted from conclusions drawn from the company's strategic review process which was completed in December of 1996. The strategic review process indicated that the business, as originally acquired, would not be able to generate operating income sufficient to offset the annual goodwill amortization. See Note 12 to the consolidated financial statements for further information.

  Operating Income (Loss)

     Operating Income (Loss) in 1996 of $46.5 million (excluding the $83.7 million restructuring charge and goodwill write-off) was up over 1995 operating income of $31.4 million (excluding the $7 million restructuring charge). This improvement reflects the benefits of the various cost reduction initiatives. 1995 operating income of $31.4 million (excluding the $7.0 million restructuring charge) was up over 1994 operating income of $29.4 million. The improvement was attributable to higher revenue.

  Capital Expenditures

     Capital Expenditures for 1996 of $5.8 million were $1.6 million lower than in 1995. Capital expenditures for 1997 are estimated to be $12 million.

  Identifiable Assets

     Identifiable Assets decreased in 1996 from 1995 levels as a result of inventory reductions, the $67.8 million write-off of goodwill, and capital expenditures that were lower than depreciation and amortization. The company will continue to pursue working capital reductions, particularly inventory.

ORIGINAL EQUIPMENT COMPONENTS

                                                             1996        1995        1994
                                                            ------      ------      ------
                                                                    (IN MILLIONS)
Revenues..................................................  $515.2      $525.8      $529.3
Gross margin..............................................    73.1        61.0        77.1
  % of revenues...........................................    14.2%       11.6%       14.6%
Selling, general & administration.........................    29.3        27.8        31.3
  % of revenues...........................................     5.7%        5.3%        5.9%
Goodwill/intangible amortization..........................     2.9         3.6         2.6
Minority interest (income)................................      --         3.3        (2.2)
(Earnings) from equity interests..........................    (5.2)       (3.6)       (2.6)
Restructuring charge......................................     4.2         3.7          --
                                                            ------      ------      ------
Operating income (loss)...................................  $ 41.9      $ 26.2      $ 48.0
                                                            ======      ======      ======
Capital expenditures......................................  $ 13.7      $ 23.2      $ 35.9
Depreciation and amortization.............................    26.2        26.3        22.8
Identifiable assets.......................................   271.6       361.8       367.9

  Revenues

     Revenues for 1996 were down $10.6 million, or 2%, from 1995 due to the sale of the Hy-Lift division on November 1, 1996, and from lower sales to the aftermarket. Revenues for 1995 were down $3.5 million from 1994 due to the loss of hydraulic valve train business with a major customer. Mitigating this loss of revenue, were higher European revenues.

  Gross Margin

     Gross margin in 1996 was 14.2% compared to 11.6% in 1995. The improvement was attributable to overall cost reduction initiatives, mainly at the piston ring plant in Germany. 1995 gross margin was 11.6% compared to 14.6% in 1994. Several factors contributed to this decrease including the loss of valve train business and a $1.2 million charge taken in connection with the purchase of inventory from an aftermarket customer. Also, SP Europe incurred approximately $1 million in severance costs and additional costs associated with the ongoing process to achieve profitability.

  Selling, General, & Administrative Expense

     S,G&A for 1996 of $29.3 million, or 5.7% of revenues, compares to 1995 SG&A of $27.8 million, or 5.3% of revenues. The increase reflects higher incentive compensation costs associated with improved performance. 1995 SG&A of $27.8 million, or 5.3% of revenues, compares to 1994 SG&A of $31.3 million, or 5.9% of revenues. The reduction reflects continuing cost controls.

  Minority Interest (Income)

     Minority Interest (Income) in 1995 and 1994 reflects the 30% partners' minority interest in SP Europe. In 1995, the company's partner in SP Europe limited its participation by not fully funding its 30% share of this partnership. Due to this limited participation, the company recorded a $4.8 million charge for the cumulative losses previously attributed to this partner.

  Earnings from Equity Interests

     Earnings from Equity Interests includes the company's equity share of earnings or losses in RSV, Promec, IBS Filtran and Allied Ring Corporation ("ARC"). In December of 1995, the company's 50% interest in RSV was sold to the joint venture partner.

  Restructuring Charge

     During the second quarter of 1996, the company offered an early retirement program at the Sealed Power division and recorded a $4.2 million restructuring charge for the 94 employees accepting the program. During the fourth quarter of 1995, the company initiated the closing of the foundry at SP Europe. The $3.7 million restructuring charge was for severance costs paid to affected employees.

  Operating Income (Loss)

     Operating Income (Loss) in 1996 of $41.9 million was up from $26.2 million in 1995 due to the significant impact of cost reduction initiatives. 1995 operating income of $26.2 million was down from 1994 operating income of $48.0 million. The reduction was a result of lower gross margins, recording of $3.3 million of minority interest loss in 1995 compared to $2.2 million of minority interest income in 1994, and the $3.7 million restructuring charge.

  Capital Expenditures

     Capital Expenditures for 1996 of $13.7 million were $9.5 million lower than in 1995 as efforts were focused upon cost reduction initiatives and process improvements. 1997 capital expenditures are estimated at $15 million, excluding the Sealed Power division (sold in February of 1997) and Hy-Lift division (sold in November of 1996), and will be focused upon certain capacity expansions, cost reductions and maintenance of operations.

  Identifiable Assets

     Identifiable Assets in 1996 decreased approximately $90 million over 1995 due to the sale of Hy-Lift division and because approximately $49 million of liabilities of Sealed Power division were included in "Net assets under agreement for sale." See Note 4 to the consolidated financial statements for further information.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     General Business Conditions -- The company operates within the motor vehicle industry and future results may be affected by a number of factors including industry conditions, economic conditions principally in the U.S. and Europe, and the economic strength of motor vehicle dealerships. The majority of the company's revenues are not subject to seasonal variation. Revenues within the Original Equipment Components segment are predominantly dependent upon domestic and foreign motor vehicle production which can be cyclical and dependent on general economic conditions and other factors. Revenues within the Specialty Service Tool segment are dependent upon new vehicle introductions, environmental regulations, and the general economic status of motor vehicle dealerships and aftermarket repair facilities. These factors can, therefore, effect the company's working capital requirements. However, as the company receives production forecasts from original equipment manufacturers and is knowledgeable about new vehicle introductions, it is able to anticipate and manage these requirements.

     Use of Proceeds from the Sale of SPD -- On February 7, 1997, the company received $223 million of gross cash proceeds from the sale of Sealed Power division. Upon receipt of the cash, the company reduced its revolving credit debt, ($73 million at December 31, 1996) and invested the remainder in short term investments. In mid-March of 1997, the company announced a tender offer to purchase the remaining $128.4 million of 11 3/4% senior subordinated notes. As of this filing, the tender offer is in process and will terminate 20 days after the date of announcement. The anticipated premium to purchase these notes will result in an extraordinary loss in 1997.

     Impact of Inflation -- The company believes that inflation has not had a significant impact on operations during the period 1994 through 1996.

     Environmental -- The company's operations and properties are subject to federal, state, local, and foreign regulatory requirements relating to environmental protection. It is the company's policy to comply fully with applicable environmental requirements. Management established an ongoing internal compliance auditing program in 1989. Based on current information, management believes that the company's operations are in substantial compliance with applicable environmental laws and regulations, and the company is not aware of any violation that could have a material adverse effect on the business, financial condition, or results of operations of the company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the company's business or operations in the future. See Note 14 to the consolidated financial statements for further discussion.

     Accounting Pronouncements -- As of January 1, 1996, the company was required to adopt two Statements of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and No. 123, "Accounting for Stock-Based Compensation." The effect of adopting Statement No. 121 did not have a significant impact on the company's consolidated financial position or results of operations. For Statement No. 123, the company elected to continue to measure stock-based compensation cost using the intrinsic value based method of accounting and provided the required disclosures in Note 17 to the consolidated financial statements.

LIQUIDITY AND FINANCIAL CONDITION

     The company's liquidity needs arise from capital investment in equipment, funding working capital requirements to support business growth initiatives, and to meet interest costs. Management believes cash flow from operations, credit arrangements, and the proceeds from the 1997 sale of Sealed Power division will be sufficient to supply funds needed by the company in 1997.

  Cash Flow

                                                                   YEAR
                                                              ---------------
                                                               1996     1995
                                                              ------   ------
                                                               (IN MILLIONS)
Cash flow from operations (1)...............................  $ 52.1   $ 52.5
Change in income tax balances...............................      .5     18.7
Change in operating assets and liabilities                      39.2     (8.9)
Other.......................................................     1.5      4.1
                                                              ------   ------
Net cash provided by operating activities                     $ 93.3   $ 66.4
Other investing and financing activities:
  Capital expenditures......................................   (20.2)   (31.0)
  Net proceeds on sale of business..........................    15.0     73.2
  Reduction in debt.........................................   (90.9)   (95.9)
  Dividends.................................................    (5.5)    (5.3)
  All other.................................................     3.5     (0.2)
                                                              ------   ------
Net cash flow...............................................  $ (4.8)  $  7.2
                                                              ======   ======

---------------
(1) Includes net loss adjusted for the following non-cash items included in the net loss: extraordinary loss, depreciation and amortization, earnings from equity interests, loss applicable to minority interest, restructuring charges, write-off of goodwill, and compensation recognized under employee stock plan.

     Over the past two years, the company has reduced its debt by $185.9 million, from $415.2 million at the end of 1994 to $229.3 million at the end of 1996. Contributing to this debt reduction was the 1995 sale of SPX Credit Corporation for $73.2 million, the 1996 sale of Hy-Lift division for $15 million, $28 million of federal income tax refunds received in 1995, and approximately $39 million of reduction in net operating assets and liabilities in 1996. Additionally, capital expenditures over the last two years were approximately $33 million less than depreciation and amortization expense.

     Total Debt -- At December 31, 1996, total debt was comprised primarily of borrowings on the $175 million revolving credit facility and the $128.4 million of 11 3/4% senior subordinated notes. At December 31,

1996, the weighted average interest rate on outstanding revolving credit borrowing was 7.0%. The company has three interest rate cap agreements which entitle it to receive the amounts, if any, by which LIBOR exceeds 8.5% on $25 million and 9.0% on $75 million. These agreements expire in 1997 and 1998. The following summarizes the debt outstanding and unused credit availability, as of December 31, 1996:

                                                  TOTAL         AMOUNT       UNUSED CREDIT
                                                COMMITMENT    OUTSTANDING    AVAILABILITY
                                                ----------    -----------    -------------
                                                              (IN MILLIONS)
Revolving credit..............................    $175.0        $ 73.0           $86.0(a)
Swingline loan facility.......................       5.0            --             5.0
Senior Subordinated Notes.....................     128.4         128.4              --
Industrial Revenue Bonds......................      15.1          15.1              --
Other.........................................      15.0          12.8             2.2
                                                  ------        ------           -----
       Total..................................    $338.5        $229.3           $93.2
                                                  ======        ======           =====

---------------
(a) Decreased by $16.0 million of facility letters of credit outstanding at December 31, 1996 which reduce the unused credit availability.

     At December 31, 1996, the company was in compliance with all restrictive covenants contained in the revolving credit agreement, as amended, and the senior subordinated note indenture. Under the most restrictive of these covenants, the company was required to:

     - Maintain a leverage ratio, as defined, of 75% or less, declining on a graduated scale to 65% in 1999. At December 31, 1996, the ratio was 72%.

     - Maintain an interest expense coverage ratio, as defined, of 2.25:1 or greater in 1996 rising on a graduated scale to 3.50:1 or greater in 1998 and thereafter. As of December 31, 1996, the ratio was 2.72:1.

     - Maintain a fixed charge coverage ratio, as defined, of 1.50:1 or greater in 1996, and 2:1 or greater thereafter. As of December 31, 1996, the ratio was 1.97:1.

     - Limit dividends paid during the preceding twelve months to 10% of operating income plus depreciation and amortization (EBITDA) for the twelve month period. Dividends paid for the twelve month period ended December 31, 1996 were $5.5 million, and 10% of EBITDA for the period was $8.6 million.

     Covenants also limit capital expenditures, investments, and transactions with affiliates.

     Management believes that the after-tax proceeds from the sale of the Sealed Power division and the unused credit availability is sufficient to meet operating cash needs, including working capital requirements associated with growth initiatives, and capital expenditures planned for 1997. Aggregate future maturities of total debt are not material for 1997 and 1998 (see Note 15 to the consolidated financial statements). In 1999, the revolving credit agreement expires and borrowings on the revolver would become due, however, management believes that the revolving credit agreement would likely be extended or that alternate financing will be available to the company.

ADDITIONAL ITEM. SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

     The company or its representatives from time to time may make or may have made certain forward looking statements, orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in various SEC filings. The company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to factors discussed under the caption "Factors That May Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this filing and by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward looking statements.

     The company cautions the reader that this list of factors may not be exhaustive. The company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such risk factors, nor can it assess the impact, if any, of such risk factors on the company's business or the extent to which any factors, or combination of factors, may cause actual results to differ materially from those projected in any forward looking statements. Accordingly, forward looking statements should not be relied upon as a prediction of actual results.

POTENTIAL VOLATILITY OF STOCK PRICE

     The market price of the company's common stock has been, and could be subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, failure to achieve published estimates of, or changes in earnings estimates by securities analysts, announcements of new products or services by competitors, sales of common stock by existing holders, loss of key personnel and market conditions in the industry.

SIGNIFICANT CUSTOMERS

     The company's three largest customers, General Motors Corporation, Ford Motor Company and Chrysler Corporation (including divisions, dealers and distributors of each) comprised over one-third of the company's revenues in 1996. Should the company's current relationships with these customers change adversely, the resulting loss of business could have a material unfavorable impact on the company's operating results and financial condition.

REGULATIONS AFFECTING CERTAIN PRODUCT SALES

     Sales of certain of the company's products, namely refrigerant recovery and recycling systems, and gas emissions testing equipment, are driven primarily by governmental regulations and laws such as the Federal Clean Air Act. The future sales of these products can be significantly impacted by changes or amendments to these regulations and laws or by the level of enforcement efforts to ensure compliance with these regulations and laws. There is no assurance that changes in these regulations and laws could not have a material adverse affect on the company's results of operations or financial position in the future.

LEGAL EXPOSURE

     From time to time, the company becomes involved in lawsuits arising from various commercial matters, including but not limited to, competitive issues, contract issues, intellectual property matters, workers' compensation and product liability. Litigation tends to be unpredictable and costly. While litigation costs have historically not been significant, there can be no assurance that such costs could not have a material adverse affect on the company's results of operations or financial position in the future.

     The company maintains property, cargo, auto, product, general liability and directors' and officers' liability insurance to protect itself against potential loss exposures. To the extent that losses occur, there could be a material adverse affect on the company's financial results depending on the nature of the loss and the level of insurance coverage maintained by the company. From time to time, the company reevaluates and may change the types and levels of insurance coverage that it purchases.

DEPENDENCE ON KEY PERSONNEL

     The company's future success will depend in large part upon its ability to attract and retain highly skilled business leaders and management information, operations, sales, marketing and technical personnel. Should the company not be able to attract or retain key qualified employees, future operating results may be adversely impacted.

INTERNATIONAL OPERATIONS

     The company is increasing its sales outside the United States which exposes the company to a number of risks including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, longer payment cycles, exchange rate fluctuations, difficulties obtaining export licenses, and the possible imposition of withholding or other taxes, embargoes, exchange controls and the adoption of other restrictions on foreign trade. Should any of these risks occur, they may have a material adverse impact on the operating results of the company.

FLUCTUATION IN QUARTERLY RESULTS

     The company's quarterly operating results depend on a variety of factors including the seasonality of certain business lines, the number of and timing of new vehicle platform introductions by customers and the cyclically of the original equipment vehicle production. Accordingly, the company may be subject to significant quarter to quarter fluctuations.

INTEREST RATE CHANGES

     The company's revolving credit borrowing facility provides for variable interest rates, subject to certain interest rate caps. The interest rates are established at the time of borrowing based upon either the prime rate or LIBOR, plus a factor. Accordingly, interest expense is subject to variation due to the variability of these rates.

TAX RATE CHANGES

     Income tax rate changes by governments and changes in the tax jurisdictions in which the company operates could influence the effective tax rates in future years. The anticipated growth of the company's international business increases the likelihood of such fluctuation occurring.

ITEM 8.

                        SPX CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

                                                                PAGE
                                                                ----
Report of Independent Public Accountants....................      23
Consolidated Financial Statements
  Consolidated Balance Sheets -- December 31, 1996 and
     1995...................................................      24
  Consolidated Statements of Income for the three years
     ended December 31, 1996................................      25
  Consolidated Statements of Shareholders' Equity for the
     three years ended December 31, 1996....................      26
  Consolidated Statements of Cash Flows for the three years
     ended December 31, 1996................................      27
  Notes to Consolidated Financial Statements................      28
Schedules omitted
  No schedules are submitted because they are not applicable or not required or because the required information is
  included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of SPX Corporation:

     We have audited the accompanying consolidated balance sheets of SPX CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPX Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 7, 1997

                        SPX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31
                                                                ----------------------
                                                                  1996         1995
                                                                ---------    ---------
                                                                (IN THOUSANDS, EXCEPT
                                                                 SHARE AND PER SHARE
                                                                       AMOUNTS)
CURRENT ASSETS:
  Cash and temporary investments............................     $ 12,312     $ 17,069
  Receivables (Note 8)......................................       96,495      130,171
  Inventories (Note 9)......................................      109,258      150,851
  Deferred income tax asset and refunds (Note 10)...........       42,208       47,246
  Net assets under agreement for sale (Note 4)..............      133,795           --
  Prepaid and other current assets..........................       14,073       18,191
                                                                 --------     --------
     Total current assets...................................     $408,141     $363,528
INVESTMENTS (Note 11).......................................        3,464       18,885
PROPERTY, PLANT AND EQUIPMENT, at cost
  Land......................................................     $  5,710     $ 10,064
  Buildings.................................................       65,304       91,916
  Machinery and equipment...................................      175,828      314,618
  Construction in progress..................................        4,468        9,038
                                                                 --------     --------
  Total property, plant and equipment.......................     $251,310     $425,636
  Less: Accumulated depreciation............................      127,445      212,672
                                                                 --------     --------
     Net property, plant and equipment......................     $123,865     $212,964
OTHER ASSETS................................................       21,908       43,647
COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED (Note
  12).......................................................       58,665      192,334
                                                                 --------     --------
TOTAL ASSETS................................................     $616,043     $831,358
                                                                 ========     ========
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt
     (Note 15)..............................................     $  1,430     $    893
  Accounts payable..........................................       53,011       71,379
  Accrued liabilities (Note 13).............................      115,016      135,387
  Income taxes payable (Note 10)............................        4,973        3,352
                                                                 --------     --------
     Total current liabilities..............................     $174,430     $211,011
LONG-TERM LIABILITIES (Note 7)..............................       92,618      113,737
DEFERRED INCOME TAXES (Note 10).............................       15,219       25,489
COMMITMENTS AND CONTINGENCIES (Note 14).....................           --           --
LONG-TERM DEBT (Note 15)....................................      227,859      318,894
SHAREHOLDERS' EQUITY (Note 17):
  Preferred stock, no par value, authorized 3,000,000
     shares; no shares issued...............................     $     --     $     --
  Common stock, $10 par value, authorized 50,000,000 shares;
     issued 16,397,314 in 1996 and 15,947,893 in 1995.......      163,969      159,474
  Paid in capital...........................................       60,756       57,668
  Retained earnings.........................................      (48,688)      18,997
  Common stock held in treasury.............................      (50,000)     (50,000)
  Unearned compensation.....................................      (20,797)     (26,888)
  Cumulative translation adjustments........................          677        2,976
                                                                 --------     --------
     Total shareholders' equity.............................     $105,917     $162,227
                                                                 --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................     $616,043     $831,358
                                                                 ========     ========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31
                                                           ------------------------------------------
                                                               1996           1995           1994
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES (Note 2)........................................    $1,109,422     $1,098,103     $1,079,870
COSTS AND EXPENSES:
  Cost of products sold..................................       850,160        853,537        821,505
  Selling, general and administrative....................       186,477        194,485        198,032
  Goodwill/intangibles amortization......................         7,179          8,824          7,767
  Minority interest (income) loss........................            --          3,278         (2,198)
  Earnings from equity interests.........................        (5,288)        (3,836)        (2,692)
  Restructuring charges and write-off of goodwill
  (Notes 5 and 12).......................................        87,863         10,724             --
                                                             ----------     ----------     ----------
OPERATING INCOME (LOSS)..................................    $  (16,969)    $   31,091     $   57,456
  Other expense (income), net............................          (702)        (3,060)            32
  Interest expense, net..................................        31,767         35,729         35,220
                                                             ----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES........................    $  (48,034)    $   (1,578)    $   22,204
PROVISION (BENEFIT) FOR INCOME TAXES
  (Note 10)..............................................         7,610           (227)         9,121
                                                             ----------     ----------     ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS.................    $  (55,644)    $   (1,351)    $   13,083
DISCONTINUED OPERATION, NET OF TAXES (Note 3):
  Income from discontinued operation.....................    $       --     $      140     $    1,017
  Loss on sale...........................................            --         (2,987)            --
                                                             ----------     ----------     ----------
  Income (loss) from discontinued operation..............    $       --     $   (2,847)    $    1,017
                                                             ----------     ----------     ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..................    $  (55,644)    $   (4,198)    $   14,100
EXTRAORDINARY ITEM, NET OF TAXES (Note 6)................        (6,627)        (1,078)            --
                                                             ----------     ----------     ----------
NET INCOME (LOSS)........................................    $  (62,271)    $   (5,276)    $   14,100
                                                             ==========     ==========     ==========
INCOME (LOSS) PER SHARE OF COMMON STOCK:
  From continuing operations.............................    $    (3.98)    $     (.10)    $     1.02
  From discontinued operation............................            --           (.22)          0.08
  Extraordinary item, net of taxes.......................          (.47)          (.08)            --
                                                             ----------     ----------     ----------
  Net income (loss)......................................    $    (4.45)    $     (.40)    $     1.10
                                                             ==========     ==========     ==========
Weighted average number of common shares outstanding
  (Note 17)..............................................        13,998   13,174......         12,805

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              COMMON     PAID IN    RETAINED     UNEARNED      OTHER
                                              STOCK      CAPITAL    EARNINGS   COMPENSATION   ACCOUNTS
                                             --------    -------    --------   ------------   --------
                                                                  (IN THOUSANDS)
BALANCE, DECEMBER 31, 1993.................  $155,558    $58,926    $ 20,282     $(35,900)    $(53,479)
  Net income...............................        --         --      14,100           --           --
  Cash dividends...........................        --         --      (5,131)          --           --
  Net shares sold under stock option
     plans.................................       920        390          --           --           --
  Earned KSOP shares.......................        --     (1,244)         --        4,692           --
  Tax benefit on dividends paid to KSOP
     trust.................................        --         --         160           --           --
  Minority interest in SP Europe...........        --         --          --           --       (2,198)
  Translation adjustment...................        --         --          --           --        1,481
  Vesting of restricted stock..............        --         --          --          135           --
                                             --------    -------    --------     --------     --------
BALANCE, DECEMBER 31, 1994.................  $156,478    $58,072    $ 29,411     $(31,073)    $(54,196)
  Net loss.................................        --         --      (5,276)          --           --
  Cash dividends...........................        --         --      (5,274)          --           --
  Net shares sold under stock option
     plans.................................     1,061        374          --           --           --
  Earned KSOP shares.......................        --     (1,977)         --        6,065           --
  Tax benefit on dividends paid to KSOP
     trust.................................        --         --         136           --           --
  Minority interest in SP Europe...........        --         --          --           --        3,278
  Translation adjustment...................        --         --          --           --        3,894
  Issuance of stock under incentive
     program...............................       685        480          --           --           --
  Issuance of restricted stock.............     1,250        719          --       (1,969)          --
  Vesting of restricted stock..............        --         --          --           89
                                             --------    -------    --------     --------     --------
BALANCE, DECEMBER 31, 1995.................  $159,474    $57,668    $ 18,997     $(26,888)    $(47,024)
  Net income...............................        --         --     (62,271)          --           --
  Cash dividends...........................        --         --      (5,518)          --           --
  Net shares sold under stock option
     plans.................................     4,495      2,322          --           --           --
  Earned KSOP shares.......................        --       (726)         --        5,691           --
  Tax benefit on dividends paid to KSOP
     trust.................................        --         --         104           --           --
  Translation adjustment...................        --         --          --           --       (2,299)
  Tax benefit of stock options.............        --      1,492          --           --           --
  Vesting of restricted stock..............        --         --          --          400
                                             --------    -------    --------     --------     --------
BALANCE, DECEMBER 31, 1996.................  $163,969    $60,756    $(48,688)    $(20,797)    $(49,323)
                                             ========    =======    ========     ========     ========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31
                                                               -----------------------------------
                                                                 1996         1995         1994
                                                               ---------    ---------    ---------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operating activities................    $ (62,271)   $  (5,276)   $  14,100
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Extraordinary loss.......................................        6,627        1,078           --
  Depreciation and amortization............................       40,764       43,522       38,515
  Earnings from equity interests...........................       (5,288)      (3,836)      (2,692)
  (Income) loss applicable to minority interest............           --        3,278       (2,198)
  Restructuring charges....................................           --       10,724           --
  Noncash write-off of goodwill............................       67,817           --           --
  Compensation recognized under employee stock plan........        4,421        3,026        2,778
  Deferred taxes...........................................       (5,240)      18,773       (5,765)
  Change in operating assets and liabilities:
     Receivables...........................................        4,338        5,303       (2,430)
     Inventories...........................................       18,218        2,761       10,743
     Prepaid and other assets..............................       17,089        9,353         (418)
     Accounts payable and accrued liabilities..............       (2,420)     (19,477)      (7,182)
     Income taxes payable..................................        5,763          (58)      (9,247)
     Long-term liabilities.................................        1,941       (6,904)      (2,594)
  Other, net...............................................        1,542        4,105          873
                                                               ---------    ---------    ---------
  Net cash provided by operating activities................    $  93,301    $  66,372    $  34,483
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of businesses......................           --           --      (39,000)
  Net proceeds from sale of businesses.....................       15,000       73,183           --
  Capital expenditures.....................................      (20,220)     (31,009)     (48,451)
  Sale of property, plant and equipment, net...............        6,931          801        2,422
                                                               ---------    ---------    ---------
  Net cash provided (used) by investing activities.........    $   1,711    $  42,975    $ (85,029)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings -- revolving credit
     agreement.............................................        8,421      (63,000)      95,000
  Long-term debt borrowings................................           --           --      260,000
  Long-term debt payments..................................      (99,898)     (32,621)    (278,272)
  Increase (decrease) in notes payable and current
     maturities of long-term debt..........................          600         (266)     (93,214)
  Payment of costs related to debt extinguishment..........      (10,688)      (1,797)     (34,170)
  Net shares sold under stock option plans.................        6,817        1,435        1,310
  Dividends paid...........................................       (5,518)      (5,274)      (5,131)
                                                               ---------    ---------    ---------
  Net cash used by financing activities....................    $(100,263)   $(101,523)   $ (54,477)
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................          494         (614)      (2,961)
                                                               ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  INVESTMENTS..............................................    $  (4,757)   $   7,210    $(107,984)
CASH AND TEMPORARY INVESTMENTS, BEGINNING OF PERIOD........    $  17,069    $   9,859    $ 117,843
                                                               ---------    ---------    ---------
CASH AND TEMPORARY INVESTMENTS, END OF PERIOD..............    $  12,312    $  17,069    $   9,859
                                                               =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash payments for interest...............................    $  32,602    $  40,237    $  40,260
  Cash payments (refunds), net, for income taxes...........    $   4,901    $ (21,631)   $  23,992

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1) SUMMARY OF ACCOUNTING POLICIES

     Dollar amounts in the Notes to Consolidated Financial Statements are in thousands, except per share amounts.

     The significant accounting and financial policies of SPX Corporation (the "company") are described below.

     Basis of Presentation -- The preparation of the company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Consolidation -- The consolidated financial statements include the accounts of the company and majority owned subsidiaries after the elimination of significant intercompany accounts and transactions. Amounts representing the company's percentage interest in the underlying net assets of less than majority owned companies are included in "Investments."

     Foreign Currency Translation -- The cumulative translation adjustment in shareholders' equity reflects the unrealized translation adjustments of the company's foreign subsidiaries.

     Revenue Recognition -- The company recognizes revenues from product sales upon shipment to the customer. Revenue from service contracts and long-term maintenance arrangements is deferred and recognized on a pro rata basis over the agreement period.

     Research and Development Costs -- Research and development costs are expensed and were $24,600 in 1996, $26,300 in 1995, and $26,400 in 1994.

     Environmental Remediation Costs -- Costs incurred to investigate and remediate environmental conservation issues are expensed unless the costs incurred extend the economic useful life of related assets employed by the company. Liabilities are recorded and expenses are reported when it is probable that an obligation has been incurred and the amounts can be reasonably estimated.

     Property, Plant and Equipment -- The company uses the straight line method for computing depreciation expense over the useful life of property, plant and equipment. Asset additions and improvements are added to the property accounts while maintenance and repairs, which do not renew or extend the lives of the respective assets, are expensed. Upon sale or retirement of depreciable properties, the related cost and accumulated depreciation are removed from the property accounts. The net gain or loss on disposition of property is reflected in income.

     Derivatives -- Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the terms of the caps. Unamortized premiums are included in other assets. Amounts receivable under cap agreements, if any, are accrued as a reduction of interest expense. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

     Costs in Excess of the Net Assets of Businesses Acquired -- The company amortizes costs in excess of the net assets of businesses acquired ("goodwill") on a straight-line method over the estimated periods benefited, not to exceed 40 years. After an acquisition, the company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

     impairment, the company uses projections to assess whether future operating income on a non-discounted basis (before goodwill amortization) of the unit is likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a writedown of goodwill to recoverable value is appropriate.

(2) BUSINESS DESCRIPTION

     The company is comprised of two business segments. Specialty Service Tools includes operations that design, manufacture and market a wide range of specialty service tools, equipment and services primarily to the motor vehicle industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities, and independent distributors. Original Equipment Components includes operations that design, manufacture and market engine, transmission and steering components for light and heavy duty vehicle markets, principally in North America and Europe. Major customers of this segment are vehicle manufacturers and aftermarket private brand distributors.

     Revenues by business segment represent sales to unaffiliated customers. Intercompany sales between segments are not significant. Operating income (loss) by segment does not include general unallocated corporate expense, other expense (income), net, interest expense, income taxes and extraordinary items.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

Identifiable assets by business segment are those used in company operations in each segment. General corporate assets are principally cash, deferred tax assets, and certain prepaid expenses.

                    BUSINESS SEGMENTS                           1996          1995          1994
                    -----------------                        ----------    ----------    ----------
Revenues:
  Specialty Service Tools................................    $  594,244    $  572,270    $  550,557
  Original Equipment Components..........................       515,178       525,833       529,313
                                                             ----------    ----------    ----------
          Total..........................................    $1,109,422    $1,098,103    $1,079,870
                                                             ==========    ==========    ==========
Operating income (loss):
  Specialty Service Tools(a).............................    $  (37,160)   $   24,364    $   29,408
  Original Equipment Components(b).......................        41,891        26,158        48,038
  General Corporate expenses.............................       (21,700)      (19,431)      (19,990)
                                                             ----------    ----------    ----------
          Total..........................................    $  (16,969)   $   31,091    $   57,456
                                                             ==========    ==========    ==========
Capital expenditures:
  Specialty Service Tools................................    $    5,754    $    7,385    $   10,616
  Original Equipment Components..........................        13,698        23,193        35,856
  General Corporate......................................           768           431         1,979
                                                             ----------    ----------    ----------
          Total..........................................    $   20,220    $   31,009    $   48,451
                                                             ==========    ==========    ==========
Depreciation and amortization:
  Specialty Service Tools................................    $   13,007    $   14,884    $   14,420
  Original Equipment Components..........................        26,202        26,336        22,760
  General Corporate......................................         1,555         2,302         1,335
                                                             ----------    ----------    ----------
          Total..........................................    $   40,764    $   43,522    $   38,515
                                                             ==========    ==========    ==========
Identifiable assets:
  Specialty Service Tools................................    $  291,463    $  390,332    $  397,920
  Original Equipment Components..........................       271,553       361,782       367,871
  Discontinued operation.................................            --            --        79,596
  General Corporate......................................        53,027        79,244        83,657
                                                             ----------    ----------    ----------
          Total..........................................    $  616,043    $  831,358    $  929,044
                                                             ==========    ==========    ==========

---------------
(a) 1996 includes a $67,817 write-off of goodwill and a $15,802 restructuring charge to complete the combination, begun in 1995, of five divisions into two divisions and to rationalize certain international operations. 1995 includes a $7,000 restructuring charge to begin the combination of five divisions into two divisions.

(b) 1996 includes a $4,244 restructuring charge for an early retirement program. 1995 includes a $3,724 restructuring charge to close a foundry operation in Germany.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

                   GEOGRAPHIC AREAS                           1996            1995            1994
                   ----------------                        ----------      ----------      ----------
REVENUES -- UNAFFILIATED CUSTOMERS:
  United States(a).....................................    $  943,901      $  915,717      $  915,071
  Europe...............................................       133,155         150,991         139,371
  Other................................................        32,366          31,395          25,428
                                                           ----------      ----------      ----------
       Total...........................................    $1,109,422      $1,098,103      $1,079,870
                                                           ==========      ==========      ==========
REVENUES -- BETWEEN AFFILIATED CUSTOMERS:
  United States........................................    $   24,458      $   28,102      $   26,903
  Europe...............................................         1,545           1,479             960
  Other................................................            --             128             134
  Eliminations.........................................       (26,003)        (29,709)        (27,997)
                                                           ----------      ----------      ----------
       Total...........................................    $       --      $       --      $       --
                                                           ==========      ==========      ==========
OPERATING INCOME (LOSS):
  United States(b).....................................    $  (11,452)     $   39,409      $   57,828
  Europe(c)............................................        (6,105)         (9,767)         (1,780)
  Other................................................           588           1,449           1,408
                                                           ----------      ----------      ----------
       Total...........................................    $  (16,969)     $   31,091      $   57,456
                                                           ==========      ==========      ==========
TOTAL ASSETS:
  United States........................................    $  519,497      $  702,980      $  815,935
  Europe...............................................        77,635         107,586          93,816
  Other................................................        18,911          20,792          19,293
                                                           ----------      ----------      ----------
       Total...........................................    $  616,043      $  831,358      $  929,044
                                                           ==========      ==========      ==========

---------------
(a) Included in the United States revenues were export sales of $118,600 in 1996, $83,000 in 1995 and $95,700 in 1994.

(b) 1996 includes a $67,817 write-off of goodwill and a $16,597 restructuring charge, and 1995 includes a $7,000 restructuring charge.

(c) 1996 and 1995 include restructuring charges of $3,449 and $3,724, respectively.

     Sales to General Motors Corporation and its various divisions, dealers and distributors were approximately 20%, 20%, and 16% of the company's consolidated sales in 1996, 1995, and 1994, respectively. Sales to Ford Motor Company and its various divisions, dealers and distributors were approximately 11%, 12%, and 12% of the company's consolidated sales in 1996, 1995, and 1994, respectively. Sales to Chrysler Corporation and its various divisions, dealers and distributors were approximately 6%, 5%, and 7% of the company's consolidated sales in 1996, 1995, and 1994, respectively. No other customer or group of customers under common control accounted for more than 10% of consolidated sales for any of these years.

(3) DISCONTINUED OPERATION

     On September 29, 1995, the company sold its SPX Credit Corporation operations and lease financing receivables to Textron Financial Corporation ("TFC"), a subsidiary of Textron Inc. The sales proceeds were $73,183. The company recorded a $2,987 after-tax loss ($4,817 pretax) on the sale.

     The results of operations, net of taxes, are presented in the accompanying consolidated financial statements as a discontinued operation through the third quarter of 1995. The results of the discontinued

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

operation are not necessarily indicative of the results of operations which may have been obtained had continuing and discontinued operations been operating independently.

     The following summarizes the results of operations for the nine months ended September 29, 1995 and the twelve months ended December 31, 1994:

                                                                1995        1994
                                                               ------      -------
Revenues...................................................    $9,163      $12,877
Operating income...........................................     4,622        7,361
Interest expense...........................................     4,391        5,665
                                                               ------      -------
Income before income taxes.................................    $  231      $ 1,696
Provision for income taxes.................................        91          679
                                                               ------      -------
Income from operations.....................................    $  140      $ 1,017
                                                               ======      =======

(4) SUBSEQUENT EVENT -- SALE OF SEALED POWER

     On February 7, 1997, the company completed the sale of substantially all of the assets and rights used in the manufacture and distribution of piston rings and cylinder liners, known as the Sealed Power division ("SPD"). The sale to Dana Corporation was for $223,000 gross cash proceeds. SPD included the accounts of Sealed Power, a U.S. division, SP Europe Limited Partnership, 70% owned, Allied Ring Corporation, 50% owned, and Promec, 40% owned. In addition, the buyer assumed substantially all of the liabilities and obligations of the business, excluding liabilities relating to income and other taxes, certain liabilities arising outside the ordinary course of business, debt, and certain employee related liabilities. The transaction includes a ten year noncompetition agreement precluding the company from competing with SPD.

     The accompanying Consolidated Statements of Income and Cash Flows include the results of operations and cash flows of SPD through December 31, 1996. The accompanying Consolidated Balance Sheets presents the assets and liabilities which were sold to or assumed by the buyer as "Net assets under agreement for sale." The following summarizes this amount at December 31, 1996:

Receivables.................................................    $ 24,057
Inventories.................................................      19,655
Investments.................................................      18,496
Property, plant and equipment, net..........................      55,330
Goodwill....................................................      59,519
All other assets............................................       5,392
                                                                --------
Total assets................................................    $182,449
Less:
  Accounts payable..........................................    $ 14,412
  Accrued liabilities.......................................      18,470
  Long-term liabilities -- postretirement health care and
     life insurance.........................................      15,772
                                                                --------
Net assets under agreement for sale.........................    $133,795
                                                                ========

     Additionally, effective November 1, 1996, the company sold its Hy-Lift division to W.A. Thomas Company. Hy-Lift manufactures and distributes engine valve train components to both the original equipment market and the aftermarket. The sales proceeds were $15,000 and were paid in cash at the closing.

     The accompanying consolidated financial statements include the results of SPD through December 31, 1996 and the results of Hy-Lift through November 1, 1996, its date of disposition. The following unaudited

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

1996 and 1995 proforma selected financial data reflects the disposition of these divisions as if they had occurred as of beginning of periods, respectively. The unaudited proforma selected results of operations do not purport to represent what the company's results of continuing operations would actually have been had the transactions in fact occurred as of January 1, 1996, or January 1, 1995, or project the results for any future date or period.

                                                                  PROFORMA ADJ.
                                                  1996        ---------------------         1996          1995
                                                REPORTED      DIVEST.(A)      OTHER       PROFORMA      PROFORMA
                                                --------      ----------      -----       --------      --------
                                                                (IN MILLIONS, EXCEPT PER SHARE)
Revenues....................................    $1,109.4       $(269.5)                    $839.9        $824.6
Cost of products............................       850.1        (240.6)                     609.5         592.7
                                                --------       -------                     ------        ------
Gross margin................................    $  259.3       $ (28.9)                    $230.4        $231.9
SG&A........................................       186.5         (15.0)                     171.5         179.5
Goodwill/intangible.........................         7.2          (1.8)                       5.4           6.4
Earnings from equity........................        (5.3)          4.4                       (0.9)         (0.3)
Restructuring charges and goodwill
  write-off.................................        87.9          (4.2)                      83.7           7.0
                                                --------       -------                     ------        ------
Operating income (loss).....................    $  (17.0)      $ (12.3)                    $(29.3)       $ 39.3
Other income................................        (0.7)         (0.1)                      (0.8)         (1.2)
Interest expense, net.......................        31.8            --         (6.4)(b)      25.4          29.7
                                                --------       -------        -----        ------        ------
Income (loss) before income taxes...........    $  (48.1)      $ (12.2)       $ 6.4        $(53.9)       $ 10.8
Provision (benefit) for income taxes........         7.6          (4.6)         2.3(c)        5.3           3.1
                                                --------       -------        -----        ------        ------
Income (loss)(d)............................    $  (55.7)      $  (7.6)       $ 4.1        $(59.2)       $  7.7
                                                ========       =======        =====        ======        ======
Income (loss) per share.....................    $  (3.98)                                  $(4.23)       $  .58
Weighted average number of shares...........        14.0                                     14.0          13.2

---------------
(a) Historical results include SPD for the full years and Hy-Lift through its date of disposition, November 1, 1996.

(b) Adjustment to interest expense, net assuming the use of net proceeds to reduce revolving credit and other debt.

(c) Adjustment to income tax expense to reflect an effective tax rate of 38%.

(d) Income (loss) excludes Discontinued operation and Extraordinary item, net of taxes.

(5) RESTRUCTURING CHARGES

     During the fourth quarter of 1995, management authorized and committed the company to undertake two significant restructuring plans. The first plan consolidated five Specialty Service Tool divisions into two divisions. The second plan closed SP Europe's German foundry operation and transferred certain piston ring operations to other facilities. In 1996, three additional restructuring actions were initiated including an early retirement program at the Specialty Service Tool divisions, a cost reduction initiative at several Specialty

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

Service Tool international locations, and an early retirement program at the Sealed Power division. A summary of these restructurings follows:

                                                              1996      1995
                                                             -------   -------
Specialty Service Tool -- Five divisions consolidated into
  two divisions............................................  $11,229   $ 7,000
Specialty Service Tool -- Early retirement.................    1,124        --
Specialty Service Tool -- International....................    3,449        --
OEC -- Closing foundry at SP Europe........................       --     3,724
OEC -- SPD early retirement................................    4,244        --
                                                             -------   -------
  Total....................................................  $20,046   $10,724
                                                             =======   =======

     Specialty Service Tool Restructuring -- In order to improve customer service, reduce costs and improve productivity and asset utilization, the company decided to consolidate five existing Specialty Service Tool divisions into two. This restructuring plan involved closing two company owned manufacturing facilities, a company owned distribution facility, several leased service centers and a leased sales facility in France. The plan also included combining sales, engineering and administrative functions, and was completed at the end of 1996. The plan included the termination of approximately 570 employees resulting in a net reduction of approximately 310 employee positions after considering staffing requirements at remaining facilities.

     The company recorded a $7,000 charge in 1995 and an $11,229 charge in 1996 to complete this restructuring. These charges recognized severance and benefits for employees to be terminated, holding costs of vacated facilities, the fair market value of one manufacturing facility to be closed, and other costs to complete the consolidation of the divisions. These charges were recorded in the appropriate periods in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3. The distribution facility was sold during the fourth quarter of 1996 and the manufacturing facilities are scheduled to be sold during 1997. At December 31, 1996, approximately $3,000 of accruals are available for remaining costs, mostly severance.

     Specialty Service Tool -- Early Retirement -- Closely associated with the consolidation of five divisions into two, an early retirement program was accepted by approximately 60 people and the company recorded a $1,124 charge in the first quarter of 1996.

     Specialty Service Tool -- International -- During the second quarter of 1996, the company recorded a $3,449 restructuring charge principally to recognize severance associated with the termination of 113 international employees and related operating downsizing costs.

     OEC -- Closing Foundry at SP Europe -- The company closed its unprofitable foundry operations at SP Europe and transferred certain piston ring operations to other facilities. This closing resulted in the elimination of approximately 200 positions and was completed at the end of the third quarter of 1996. In 1995, the company recorded a $3,724 restructuring charge to accrue severance that was paid to the employees.

     OEC -- Sealed Power Division Early Retirement -- During the second quarter of 1996, the company recorded a $4,244 restructuring charge for the early retirement of 94 employees at the Sealed Power division.

(6) EXTRAORDINARY ITEM

     During 1996, the company purchased $99,895 of its 11 3/4% senior subordinated notes at a premium of $10,688. During 1995, the company purchased $31,690 of these notes at a premium of $1,797. These premiums, net of income taxes, have been recorded as an extraordinary item.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

(7) EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

     The company has defined benefit pension plans covering substantially all domestic employees. These plans provide pension benefits that are based on the employees' years of credited service and levels of earnings. Contributions in excess of pension expense are considered prepayments for financial accounting purposes. Foreign defined benefit pension plans are immaterial to the consolidated financial statements. Net periodic pension cost (benefit) included the following components:

                                                          1996          1995          1994
                                                        --------      --------      --------
Service cost-benefits earned during the period......    $  6,991      $  7,711      $  7,906
Interest cost on projected benefit obligation.......      18,002        16,738        14,920
Actual (gain) loss on assets........................     (43,365)      (64,439)        1,069
Net amortization and deferral.......................      20,996        42,294       (23,973)
                                                        --------      --------      --------
Net periodic pension cost (benefit).................    $  2,624      $  2,304      $    (78)
                                                        ========      ========      ========
Actuarial assumptions used:
  Discount rate.....................................         7.5%          7.5%         8.25%
  Rate of increase in compensation levels...........         5.5           5.0           5.5
  Expected long-term rate of return on assets.......         9.0           9.0           9.5

     Plan assets principally consist of equity and fixed income security investments. Plans with accumulated benefit obligations in excess of plan assets were not material. The following table shows the plans' funded status and amounts recognized in the company's consolidated balance sheets as Other Assets:

                                                                     DECEMBER 31,
                                                                -----------------------
                                                                  1996           1995
                                                                --------       --------
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................    $191,389       $186,819
                                                                ========       ========
  Accumulated benefit obligation............................    $206,655       $206,256
                                                                ========       ========
  Projected benefit obligation..............................    $244,493       $232,361
Plan assets at fair value...................................     295,542        285,017
                                                                --------       --------
Projected benefit obligation less than plan assets..........    $ 51,049       $ 52,656
Unrecognized net gain.......................................     (44,830)       (39,554)
Unrecognized prior service cost.............................       5,354          9,473
Remaining unamortized net asset at transition...............      (1,906)        (2,637)
                                                                --------       --------
Prepaid pension cost recognized in the consolidated balance
  sheets....................................................    $  9,667       $ 19,938
                                                                ========       ========

     In the fourth quarter of 1995, the company recorded a curtailment gain of $1,853 for employee terminations included in the Specialty Service Tool restructuring and the gain has been recorded against the restructuring charge.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

     Postretirement health care and life insurance expense was as follows:

                                                         1996          1995          1994
                                                        -------       -------       -------
Benefit cost for service during the year -- net of
  employee contributions............................    $ 1,123       $ 1,096       $ 1,472
Net amortization and deferral.......................     (2,314)       (2,709)       (2,057)
Actual return on assets.............................       (161)         (148)           --
Interest cost on accumulated post-retirement benefit
  obligation........................................      6,400         6,261         6,674
                                                        -------       -------       -------
Postretirement benefit cost.........................    $ 5,048       $ 4,500       $ 6,089
                                                        =======       =======       =======

     The accumulated postretirement benefit obligation was actuarially determined based on assumptions regarding the discount rate and health care trend rates. The health care trend assumption applies to postretirement medical and dental benefits. Different trend rates are used for pre-age 65 and post-age 65 medical claims and for expected dental claims. The trend rate used for the medical plan was 12% in 1996, grading to a 6% ultimate rate by 1% each year for pre-65 claims; and 9.0% in 1996 grading to 6% by .5% each year for post-age 65 claims. The trend rate for the dental plan was 6% each year. The liability was discounted using the pension rates. Increasing the health care trend rate by one percentage point would increase the accumulated postretirement benefit obligation by $4,700 and would increase the 1996 postretirement benefit cost by $400.

     The following table summarizes the accumulated benefit obligation (1996 excludes the liability assumed by the purchaser of SPD):

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                 1996           1995
                                                                -------       --------
Accumulated postretirement benefits obligation ("APBO")
  Retirees..................................................    $55,674       $ 56,605
  Actives fully eligible....................................      9,108          9,131
                                                                -------       --------
  APBO fully eligible.......................................     64,782         65,736
  Actives not fully eligible................................      4,345         18,692
                                                                -------       --------
  Total APBO................................................    $69,127       $ 84,428
Assets......................................................       (857)        (1,024)
                                                                -------       --------
Unfunded status.............................................    $68,270       $ 83,404
Unrecognized:
  Prior service costs.......................................     22,790         27,044
  Net gain..................................................      1,009          1,764
                                                                -------       --------
Accrued APBO included in long-term liabilities..............    $92,069       $112,212
                                                                =======       ========

     During 1996, the company recorded curtailment and settlement gains of $5,418 from the Sealed Power division early retirement program and the sale of the Hy-Lift division. In the fourth quarter of 1995, the company recorded a curtailment gain of $1,274 from employee terminations included in the Specialty Service Tool restructuring.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

RETIREMENT SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLAN

     In 1994, the company combined its former Retirement Savings Plan and its Employee Stock Ownership Plan ("ESOP") into a single plan, the KSOP. The plan provides benefits to approximately 3,000 domestic employees. These employees can contribute up to 15% of their earnings. The company matches a portion of the employee's contribution with shares from the plan's trust. In 1996 and 1995, 198,822 and 211,882 shares, respectively, were allocated to employees under the plan. Compensation expense is recorded based upon the market value of shares as the shares are allocated to employees. In 1996, 1995 and 1994, $4,420, $3,027, and $2,778 were recorded as compensation expense, respectively. Employees may vote their allocated shares directly, while the KSOP trustee votes the unallocated shares in the trust proportionally on the same basis as the allocated shares voted. At December 31, 1996, there were 671,733 unallocated shares in the trust with a fair market value of $26,000.

OTHER

     The company provides defined contribution retirement plans for substantially all employees not covered by defined benefit pension plans. Collectively, the company's contributions to these plans were $1,629 in 1996, $1,519 in 1995, and $1,308 in 1994.

     The company provided a Retirement Savings Plan for certain eligible domestic employees that were not included in the KSOP until 1996. These employees could contribute up to 15% of their earnings. The company matched a portion of the employee's contribution with cash. The company's cash contribution to this plan was $1,033 in 1995 and $1,019 in 1994.

(8) RECEIVABLES

     Changes in the allowance for losses on receivables were as follows:

                                                         DECEMBER 31,
                                               ---------------------------------
                                                1996         1995         1994
                                               -------      -------      -------
Balance at beginning of year...............    $ 8,358      $ 7,968      $ 9,177
Amount charged to income...................      5,619        1,614        3,358
Accounts written off, net of recoveries....     (6,047)      (1,981)      (2,000)
Reduction resulting from sale of Hy-Lift
  and reclass of SPD amounts to "Net assets
  under contract for sale".................       (912)          --           --
Reclassifications and other................      1,052          757       (2,567)
                                               -------      -------      -------
Balance at end of year.....................    $ 8,070      $ 8,358      $ 7,968
                                               =======      =======      =======

(9) INVENTORIES

     Domestic inventories, amounting to $85,200 and $111,300 at December 31, 1996 and 1995, respectively, are based on the last-in, first-out (LIFO) method. Such inventories, if priced on the first-in, first-out (FIFO) method, would have been approximately $12,100 and $18,900 greater at December 31, 1996 and 1995, respectively. During 1996, 1995 and 1994, certain inventory quantities were reduced resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was to increase net income in 1996 by $670, in 1995 by $173 and in 1994 by $223. Substantially all foreign inventories are valued at FIFO costs. Inventories include material, labor and factory overhead costs. None of the inventories exceed realizable values.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

     The components of inventory at year-end were as follows:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1996       1995
                                                           --------   --------
Finished products........................................  $ 67,978   $ 87,235
Work in process..........................................    18,664     28,711
Raw materials and supplies...............................    22,616     34,905
                                                           --------   --------
                                                           $109,258   $150,851
                                                           ========   ========

(10) INCOME TAXES

     Income (loss) before income taxes and the related provision (benefit) for income taxes from continuing operations consist of the following:

                                                     1996       1995      1994
                                                   --------   --------   -------
Income (loss) before income taxes
Domestic.........................................  $(42,637)  $ 10,136   $25,135
Foreign..........................................    (5,397)   (11,714)   (2,931)
                                                   --------   --------   -------
       Total.....................................  $(48,034)  $ (1,578)  $22,204
                                                   ========   ========   =======
Provision (benefit) for income taxes
U.S. Federal:
  Current........................................  $  5,198   $  4,329   $10,535
  Deferred.......................................     4,284     (1,896)   (2,981)
State............................................       270        290     1,967
Foreign..........................................    (2,142)    (2,950)     (400)
                                                   --------   --------   -------
       Total.....................................  $  7,610   $   (227)  $ 9,121
                                                   ========   ========   =======

     A reconciliation of the effective rate for income taxes with the U.S. statutory rate of 35% is shown below:

                                                       1996        1995        1994
                                                       -----       -----       ----
Amount computed at statutory rate....................  (35.0)%     (35.0)%     35.0%
Increase (decrease) in taxes resulting from:
Tax credits and incentives...........................     --          --       (1.1)
Net effect of foreign operations.....................    1.9        72.9        2.8
State income taxes, net of federal income tax
  benefit............................................    0.4        11.9        5.8
Amortization of goodwill and other acquisition
  costs..............................................   52.6        99.0        6.9
Capital loss on sale of investment in RSV............     --       (82.1)        --
Tax benefit of the Foreign Sales Corporation.........   (3.6)      (32.3)      (2.2)
Earnings from equity interests.......................   (3.3)      (70.4)      (3.0)
Other, net...........................................    2.8        21.6       (3.1)
                                                       -----       -----       ----
                                                        15.8%      (14.4)%     41.1%
                                                       =====       =====       ====

     No provision has been made for income and withholding taxes which would become payable upon distribution of the undistributed earnings of foreign subsidiaries and affiliates. It is the company's present intention to permanently reinvest these earnings in its foreign operations. The amount of undistributed earnings which have been reinvested in foreign subsidiaries and affiliates at December 31, 1996, was $32,400. It is not practical to determine the hypothetical U.S. federal income tax liability if all such earnings were

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

remitted, but distribution as dividends at the end of 1996 would have resulted in payment of withholding taxes of approximately $2,200.

     The components of the net deferred income tax assets (liabilities) were as follows:

                                                              DECEMBER 31,
                                                         -----------------------
                                                           1996           1995
                                                         --------       --------
Deferred income tax asset:
  Receivables allowance..............................    $  7,338       $  7,566
  Inventory allowance................................       6,361          6,007
  Compensation and benefit-related...................      12,220          9,644
  Restructuring accruals.............................       1,323          3,738
  Warranty accruals..................................         948          1,069
  Other liabilities..................................      10,208          8,952
                                                         --------       --------
Current deferred tax asset...........................    $ 38,398       $ 36,976
                                                         --------       --------
Non-current deferred tax:
  Depreciation.......................................    $(26,077)      $(28,553)
  Postretirement health and life.....................      37,872         39,893
  Book basis investment greater than tax basis
     investment in affiliates........................     (28,733)       (37,802)
  Other..............................................       1,719            973
  Net operating loss carryforwards...................      10,400          8,200
  Valuation allowance................................     (10,400)        (8,200)
                                                         --------       --------
Non-current deferred tax liability...................    $(15,219)      $(25,489)
                                                         --------       --------
Net deferred tax asset...............................    $ 23,179       $ 11,487
                                                         ========       ========

     Included on the consolidated balance sheets are U.S. federal income tax refunds and receivables of $3,810 in 1996 and $10,270 in 1995.

     At December 31, 1996, the company has net operating loss carryforwards attributable to foreign operations of $23,100 available to offset future taxable income. These loss carryforwards expire as follows: $600 in 1997, $2,400 in 1998, $0 in 1999, $300 in 2000, $2,300 in 2001 and $17,500 thereafter. During
1996, the company utilized $1,700 of net operating loss carryforwards attributable to foreign operations, resulting in tax benefits of $600. The deferred tax asset related to the net operating loss carryforwards has been reserved in the valuation allowance.

(11) INVESTMENTS

     As of December 31, 1996, investments, as shown on the consolidated balance sheet, include equity investments in non-majority owned subsidiaries. These investments include the company's 50% owned interest in JATEK, a joint venture in Japan, and a 50% interest in IBS Filtran, a German company. These investments are accounted for using the equity method. These investments, both individually and collectively, are not material to the company's consolidated financial statements. During the first quarter of 1997, the company acquired an additional 30% of JATEK and an additional 10% of IBS Filtran.

     The company's 50% owned interest in a U.S. joint venture, Allied Ring Corporation, and a 40% interest in a Mexican company, Promec, aggregating $18,496, related to SPD which was sold on February 7, 1997. These investments were included in "Net assets under agreement for sale."

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

     In 1995, the company sold its 50% ownership in RSV, a joint venture in Japan. The company recorded a gain of $950, which represented equity losses previously recorded in excess of the original investment. The company also recorded a $1,295 tax benefit to reflect utilization of a capital loss.

     In 1995, the company's partner in SP Europe announced its decision to limit its participation by not fully funding its 30% share of this partnership. The company had accounted for this minority partner's 30% share of SP Europe's losses as minority interest income and recorded the cumulative losses attributed to the partner as "minority interest" in the equity section of the consolidated balance sheets. Due to the partner's decision to not fully fund its 30% share, the company recorded a $4,767 charge to minority interest (income) loss for the cumulative losses previously attributed to this partner.

(12) COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

     At December 31, 1996 and 1995, total costs in excess of net assets of businesses acquired was $76,983 and $224,291, and accumulated amortization of costs in excess of net assets of businesses acquired was $18,319 and $31,957, respectively. Amortization was $6,334 in 1996, $6,811 in 1995 and $6,007 in 1994.

     At December 31, 1996, $64,322 of gross goodwill and $4,803 of accumulated amortization related to SPD, which was sold on February 7, 1997, was included in "Net assets under agreement for sale."

     At December 31, 1996, the company recognized a $67,817 goodwill write-off ($82,986 gross and $15,169 of accumulated amortization), with no associated tax benefit. The goodwill was related to the 1988 acquisition of Bear Automotive Company and the 1993 acquisition of Allen Testproducts, collectively referred to as Automotive Diagnostics. This goodwill represented the company's intangible business investment in high-end engine diagnostic equipment, wheel service equipment and gas emissions testing equipment. The decision to write-off the goodwill resulted from conclusions drawn from the company's strategic review process which was completed in December of 1996. The strategic review process indicated that the business, as originally acquired, would not be able to generate operating income sufficient to offset the annual goodwill amortization.

     The strategic review process found accelerating technological changes have significantly reduced the remaining life of high-end diagnostic equipment, significant uncertainties about the future opportunities related to gas emissions testing equipment, and a decline in the company's wheel service equipment market share. Assessing the impact of these factors on the business, as originally acquired, management concluded that Automotive Diagnostics' goodwill was impaired.

     Management remains firmly committed to the automotive diagnostic, wheel service and gas emissions testing equipment markets, and has reached a number of decisions it anticipates will position the company as a leader in these markets as well as generate positive Economic Value Added. Examples of these decisions include the elimination of Automotive Diagnostics' manufacturing by combining with other existing operations, the redirection of direct selling activities to a third party, and heavy emphasis upon future technology developed by other company operations and third parties.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

(13) ACCRUED LIABILITIES

     Details of accrued liabilities follow:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1996       1995
                                                           --------   --------
Accrued payroll and benefits.............................  $ 54,471   $ 57,672
Property, sales and use taxes............................     6,473      6,673
Warranty accruals........................................     3,293      4,270
Restructuring accruals...................................     3,313     12,629
Interest payable.........................................     1,484      2,597
Deferred revenue -- service contracts....................     9,874     12,338
Repossession accruals....................................       835      1,664
Other....................................................    35,273     37,544
                                                           --------   --------
                                                           $115,016   $135,387
                                                           ========   ========

(14) COMMITMENTS AND CONTINGENT LIABILITIES

OPERATING LEASES

     The company leases certain offices, warehouses and equipment under lease agreements which expire at various dates through 2007. Future minimum rental commitments under noncancelable operating leases are $9,916 for 1997, $7,739 for 1998, $6,247 for 1999, $5,091 for 2000, $3,425 for 2001 and aggregate $9,561 thereafter. Rent on these leases was $11,684 in 1996, $14,800 in 1995 and $11,400 in 1994.

GENERAL

     Certain claims, including environmental matters, suits and complaints arising in the ordinary course of business, have been filed or are pending against the company. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations, or cash flows of the company if disposed of unfavorably.

     The company has, for at least the last three and one-half years, been engaged in discussions with Snap-on Corporation regarding claims which the company has against Snap-on and which Snap-on believes it has against the company. As of August 26, 1993, the company had asserted a number of patent infringement claims against Snap-on, relating to products marketed either by Snap-on or by Sun Electric Corporation, a company whose stock Snap-on purchased in 1992. As of August 26, 1993, Snap-on had asserted claims of breach of contract against the company related to the hiring of a former Sun Electric executive and violation of securities laws against that executive arising out of his former employment with Sun Electric and against the company as an aider and abettor of those violations. On that date, a Standstill Agreement was executed between the parties which preserved the parties' rights while permitting settlement discussions. Since that time, Snap-on has raised patent infringement claims against the company which, by agreement, are covered by the August 26, 1993 Standstill Agreement, as well as another independent patent infringement claim for which a lawsuit was filed in California in late December 1995. On January 8, 1996, after extensive but unsuccessful negotiations to resolve all asserted claims, Snap-on Corporation and Sun Electric Corporation notified the company of the termination of the Standstill Agreement and initiated litigation to assert their claims. The company intends to litigate its claims against Snap-on and Sun. The company has what it believes to be meritorious defenses as well as counterclaims which it will raise and intends to vigorously prosecute in this litigation. The asserted value of the claims against the company and those to be brought by the company are in the multiple millions of dollars.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

     During the first quarter of 1995, the company reached agreement to settle a dispute involving a non-core business sold in 1989. As of December 31, 1994, the company recorded a $2,100 charge for this settlement.

ENVIRONMENTAL

     The company's operations and properties are subject to federal, state, local, and foreign regulatory requirements relating to environmental protection. It is the company's policy to comply fully with all such applicable requirements. As part of its effort to comply, management established an ongoing internal compliance auditing program in 1989. Based on current information, management believes that the company's operations are in substantial compliance with applicable environmental laws and regulations, and the company is not aware of any violation that could have a material adverse effect on the business, financial conditions, results of operations, or cash flows of the company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the company's business or operations in the future.

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

     The company is involved as a potentially responsible party ("PRP") under the Comprehensive, Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, or similar state superfund statutes in ten proceedings involving off-site waste disposal facilities. At seven of these sites it has been established that the company is a de minimis contributor. A determination has not been made with respect to the remaining three sites, but the company believes that it will be found to be a de minimis contributor at one of them. Of these remaining sites, one is approaching settlement with the Environmental Protection Agency with an expected cost to the company of approximately $200. Another is expected to be resolved at a cost not to exceed $50, and the final site is under investigation with an expected cost of approximately $150. These amounts have been accrued in the consolidated financial statements. Based on information available to the company, which in most cases includes estimates from PRPs and/or federal or state regulatory agencies for the investigation, clean up costs at those sites, and data related to the quantities and characteristics of materials generated at or shipped to each site, the company believes that the costs for each site are not material and in total the anticipated clean up costs of current PRP actions would not have material adverse effect on the company's business, financial condition, results of operations, or cash flows.

EXECUTIVE SEVERANCE AGREEMENTS

     The company's Board of Directors has adopted executive severance agreements which create certain liabilities in the event of the termination of the covered executives following a change of control of the company. The aggregate commitment under these executive severance agreements should all ten covered employees be terminated is approximately $14,700. Additionally, should a change in control occur, restrictions on any outstanding restricted stock and stock options granted under the 1992 Stock Compensation Plan would lapse.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

(15) NOTES PAYABLE AND DEBT

                                                                     DECEMBER 31,
                                                                -----------------------
                                                                  1996           1995
                                                                --------       --------
Revolving Credit Agreement..................................    $ 73,000       $ 60,000
Swingline loan facility.....................................          --          2,000
Senior Subordinated Notes, 11 3/4%..........................     128,415        228,310
Industrial Revenue Bonds, with interest rates established
  monthly based on an index of short-term municipal bond
  interest rates, due 2010 to 2025..........................      15,100         15,100
Other.......................................................      12,774         14,377
                                                                --------       --------
Total Consolidated debt.....................................    $229,289       $319,787
  Less -- Notes payable and current maturities of long-term
     debt...................................................       1,430            893
                                                                --------       --------
Total long-term Debt........................................    $227,859       $318,894
                                                                ========       ========

     Aggregate maturities of total debt are $1,430 in 1997, $4,979 in 1998, $78,944 in 1999, $0 in 2000, $0 in 2001 and $143,936 thereafter.

     REVOLVING CREDIT AGREEMENT -- The company has a credit agreement, as amended, with a syndicate of banks providing unsecured revolving credit commitments in an aggregate amount not to exceed $175,000. The agreement, dated March 24, 1994, has a termination date of March 15, 1999 with mandatory revolving credit commitment reductions of $12,500 in June and December of 1997 and 1998, respectively. At the option of the company, revolving credit advances may be Floating rate advances or Eurodollar advances. Floating rate advances bear interest at the prime rate. Eurodollar advances bear interest at LIBOR plus 1.0% for an interest period of one, two, three or six months, selected by the company prior to each Eurodollar advance. At December 31, 1996, the weighted average interest rate on outstanding revolving credit borrowings was 7.0%.

     The agreement also provides a letter of credit facility, which is available for the issuance of standby letters of credit in an aggregate amount of $35,000. Standby letters of credit issued under this facility, $15,960 at December 31, 1996, reduce the aggregate amount available under the revolving credit commitment.

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

     SENIOR SUBORDINATED NOTES -- In May 1994, the company issued $260,000 of senior subordinated notes which bear interest of 11 3/4%, payable semi-annually and are due June 1, 2002. The notes are redeemable at the option of the company after June 1, 1998 at a premium which declines to par in the year 2000.

     RESTRICTIVE COVENANTS -- At December 31, 1996, the company was in compliance with all restrictive covenants contained in the revolving credit agreement, as amended, and the senior subordinated note indenture. Under the most restrictive of these covenants, the company was required to:

     - Maintain a leverage ratio, as defined, of 75% or less, declining on a graduated scale to 65% in 1999. At December 31, 1996, the ratio was 72%.

     - Maintain an interest expense coverage ratio, as defined, of 2.25:1 or greater in 1996 rising on a graduated scale to 3.50:1 or greater in 1998 and thereafter. As of December 31, 1996, the ratio was 2.72:1.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

     - Maintain a fixed charge coverage ratio, as defined, of 1.50:1 or greater in 1996, and 2:1 or greater thereafter. As of December 31, 1996, the ratio was 1.97:1.

     - Limit dividends paid during the preceding twelve months to 10% of operating income plus depreciation and amortization (EBITDA) for the twelve month period. Dividends paid for the twelve month period ended December 31, 1996 were $5,518 and 10% of EBITDA for the period was $8,643.

     Covenants also limit capital expenditures, investments and transactions with affiliates.

(16) FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

     The company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and transaction specific foreign exchange risks.

     Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating rate long-term debt. At December 31, 1996, the company was party to three interest rate cap agreements which expire in 1997 and 1998. The agreements entitle the company to receive from the counterparties on a quarterly basis the amounts, if any, by which LIBOR exceeds 8.5% on $25,000 and 9.0% on $75,000.

     The company enters into foreign exchange contracts to hedge specific purchase and sale transactions involving more than one currency. The company's forward exchange contracts and futures hedge transactions are principally denominated in European currencies. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than six months. The purpose of the company's foreign currency hedging activities is to protect the company from the risk that the eventual total dollar net cash inflows resulting from transactions will be adversely affected by changes in exchange rates. At December 31, 1996 and 1995, the company had no significant foreign exchange contracts outstanding.

OFF-BALANCE SHEET RISK

     As collateral for performance on contracts and as credit guarantees to banks and insurers, the company is contingently liable under standby letters of credit in the amount of $15,960 and $22,467 at December 31, 1996 and 1995, respectively. These standby letters of credit are generally in force for one year, for which the company pays fees to various banks that generally range from 0 to 1.25 percent per annum of their face value. If the company was required to obtain replacement standby letters of credit as of December 31, 1996 for those currently outstanding, it is the company's opinion that the replacement costs would not significantly vary from the present fee structure.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the company's financial instruments at December 31 are as follows:

                                                           1996                        1995
                                                  ----------------------      ----------------------
                                                  CARRYING       FAIR         CARRYING       FAIR
                                                   AMOUNT        VALUE         AMOUNT        VALUE
                                                  ---------    ---------      ---------    ---------
                                                                    (IN THOUSANDS)
Cash and temporary investments..................  $  12,312    $  12,312      $  17,069    $  17,069
Receivables.....................................     96,495       96,495        130,171      130,171
Other assets (derivative).......................         40           --            159           11
Notes payable and current maturities of
  long-term debt and Long-term debt.............   (227,859)    (244,057)      (319,787)    (336,376)
Off-Balance Sheet Financial Instruments:
  Letters of Credit.............................         --      (15,960)            --      (22,467)

     The following methods and assumptions were used by the company in estimating its fair value disclosures:

     - Cash and temporary investments, and receivables: The carrying amount reported on the consolidated balance sheets approximates its fair value because of the short maturity of those instruments.

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

RECEIVABLES SOLD

     The company retained certain repurchase and recourse liability related to lease receivables sold to Textron Financial Corporation ("TFC"). As of December 31, 1996, approximately $1,700 of lease receivables held by TFC are subject to recourse equal to their net lease balance. The company's allowance for this recourse liability, net of the estimated recoverable value, was $600 at December 31, 1996. Additionally, as of December 31, 1996, TFC holds approximately $50,429 of net lease receivables that provide for limited repurchase liability to the company. The company's analysis indicates that this limited repurchase liability approximates the estimated recoverable value.

     The company has a three year agreement, expiring in April 1997, with a financial institution whereby the company agreed to sell undivided fractional interests in designated pools of domestic trade accounts receivable, in an amount not to exceed $30,000. In order to maintain the balance in the designated pools of trade accounts receivable sold, the company sells participating interests in new receivables as existing receivables are collected. At December 31, 1996 and 1995, the company had sold $25,950 of trade accounts receivable under this program. Under the terms of this agreement, the company is obligated to pay fees which approximate the purchasers' cost of issuing a like amount in commercial paper plus certain administrative

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

costs. Such fees were $1,690 in 1996, $1,860 in 1995, and $1,390 in 1994 and are
included in other expense, net.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the company to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable and interest rate cap agreements.

     Cash and temporary investments are placed with various high quality financial institutions throughout the world and exposure is limited at any one institution. The company periodically evaluates the credit standing of these financial institutions.

     Concentrations of credit risk arising from trade accounts receivable are due to the company selling to a large number of customers operating in the motor vehicle industry, particularly in the United States. The company performs ongoing credit evaluations of its customers' financial conditions and does obtain collateral or other security when appropriate. The company's three largest customers including their divisions, dealers and distributors, General Motors Corporation, Ford Motor Company and Chrysler Corporation, accounted for approximately 37% of sales in 1996.

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

(17) CAPITAL STOCK

COMMON STOCK

     Authorized shares of common stock (par value $10.00) total 50,000,000 shares. Common shares issued and outstanding are summarized in the table below (in thousands.)

                                                                          DECEMBER 31,
                                                                --------------------------------
                                                                 1996         1995         1994
                                                                ------       ------       ------
Issued shares...............................................    16,397       15,948       15,648
Treasury shares (average cost of $30 5/8)...................    (1,633)      (1,633)      (1,633)
                                                                ------       ------       ------
Outstanding shares..........................................    14,764       14,315       14,015
KSOP trust -- unallocated...................................      (672)        (871)      (1,083)
Outstanding stock options common stock equivalents..........       337           23           --
                                                                ------       ------       ------
End of year shares used to compute earnings per share.......    14,429       13,467       12,932
                                                                ======       ======       ======
Average shares used to compute earnings per share for the
  year ended................................................    13,998       13,174       12,805
                                                                ======       ======       ======

PROFORMA RESULTS -- "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS NO. 123)

     The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for the company's stock options been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

of SFAS No. 123, the company's net loss and loss per share would have been increased to the proforma amounts indicated below:

                                                               1996       1995
                                                             --------    -------
Net Loss -- as reported..................................    $(62,271)   $(5,276)
Net Loss -- proforma.....................................    $(63,034)   $(5,638)
Loss per share -- as reported............................    $  (4.45)   $  (.40)
Loss per share -- proforma...............................    $  (4.50)   $  (.43)

     The 1996 fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

YEAR OF   DIVIDEND    EXPECTED      RISK FREE     EXPECTED     EXPECTED
 GRANT     YIELD     VOLATILITY   INTEREST RATE   VESTING %   OPTION LIFE
-------   --------   ----------   -------------   ---------   -----------
 1996       3.2%        .344          5.80%          75%        6 Years
 1995       3.3%        .332          5.76%         100%        6 Years

1992 STOCK COMPENSATION PLAN

     Under the 1992 Stock Compensation Plan, as amended in December 1996, up to 1,900,000 shares of the company's common stock may be granted to key employees. Those shares still available for use under the 1982 Stock Option Plan carried forward and form a part of the 1,900,000 shares. Awards of incentive stock options, nonqualified stock options, stock appreciation rights (SAR's), performance units and restricted stock may be made under the Plan although no more than 200,000 shares may be granted in the form of restricted stock.

     Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options. The option price per share may be no less than the fair market value of the common stock of the company on the date of grant. Beginning in 1996, fifty percent of the options issued to key employees after December 31, 1995 become exercisable two years after the date of grant. The remaining options vest three years after the date of grant. Prior to 1996, options became exercisable six months after the date of the grant. Key employee options expire no later than 10 years from the date of grant (or 10 years and 1 day with respect to nonqualified stock options).

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

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

     The following summarizes stock options and the weighted average option exercise price. The following also includes restricted stock granted and shares available for grant under the 1992 Stock Compensation Plan:

                                              1996                 1995                 1994
                                       ------------------   ------------------   ------------------
Stock Options:
  Outstanding at beginning of year...  1,011,200   $15.48   1,080,225   $15.32     924,300   $15.36
  Options granted....................    300,500    15.94     138,800    15.73     258,600    15.00
  Options exercised..................   (449,975)   14.92    (111,025)   12.53     (93,850)   13.27
  Surrendered/canceled...............      1,750              (96,800)              (8,825)
                                       ---------            ---------            ---------
Outstanding at end of year...........    863,475    15.62   1,011,200    15.48   1,080,225    15.32
                                       =========            =========            =========
  Exercisable at end of year.........    658,975    15.91     886,200    15.45   1,080,225    15.32
Restricted Stock granted.............         --               68,835                   --
Available for grant end of year......  1,159,529              206,777              192,612

     Stock options outstanding at December 31, 1996 and related weighted average price and life information follows:

                                               OPTIONS      REMAINING     EXERCISE     EXERCISABLE    EXERCISE
                RANGE OF                     OUTSTANDING    LIFE-YEARS      PRICE        OPTIONS        PRICE
             EXERCISE PRICES                  12/31/96      (WTD AVE)     (WTD AVE)     12/31/96      (WTD AVE)
             ---------------                 -----------    ----------    ---------    -----------    ---------
$11.375 - $15.875........................      553,825           7         $15.00        379,325       $15.21
$16.25 - $20.125.........................      240,250           6         $16.77        240,250       $16.77
$23.625 - $30.125........................       69,400           9         $29.68         39,400       $29.45

OTHER

     In 1995, the company issued 125,000 shares of restricted common stock and granted an option to acquire 125,000 shares of common stock to the Chairman, President, and Chief Executive Officer, as part of his employment agreement. The shares and options are not a part of the 1992 Stock Compensation Plan.

SHAREHOLDER RIGHTS PLAN

     On June 25, 1996, the company entered into a Rights Agreement, pursuant to which the company issued a dividend of one preferred stock purchase right on each outstanding share of common stock. Each right entitles the holder, upon the occurrence of certain events, to purchase one one-thousandth of a share of a new series of junior participating preferred stock for $100. Furthermore, if the company is involved in a merger or other business combination at any time after the rights become exercisable, the rights will entitle the holder to buy the number of shares of common stock of the acquiring company having a market value of twice the then current exercise price of each right. Alternatively, if a 15% or more shareholder acquires the company by means of a reverse merger in which the company and its stock survive, or engages in self-dealing transactions with the company, or if any person acquires 15% or more of the company's common stock, then each right not owned by a 15% or more shareholder will become exercisable for the number of shares of common stock of the company having a market value of twice the then current exercise price of each right. The rights, which do not have voting rights, expire on June 25, 2006, and may be redeemed by the company at a price of $.01 per right at any time prior to the time any person or affiliated group of persons acquires 15% or more of the company's common stock.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

(18) QUARTERLY RESULTS (UNAUDITED)

                                                                       1996
                                        ------------------------------------------------------------------
                                         FIRST         SECOND        THIRD         FOURTH         TOTAL
                                        QUARTER       QUARTER       QUARTER       QUARTER          YEAR
                                        --------      --------      --------      --------      ----------
Revenues............................    $292,308      $310,623      $254,979      $251,512      $1,109,422
Gross profit........................      63,875        74,908        63,332        57,147         259,262
Income (loss) from continuing
  operations........................       2,764         3,527         3,837       (65,772)*       (55,644)
Extraordinary item..................          --          (379)         (774)       (5,474)         (6,627)
Net income (loss)...................       2,764         3,148         3,063       (71,246)        (62,271)
Income (loss) per share:
  Continuing operations.............    $    .20      $    .26      $    .27      $  (4.58)     $    (3.98)
  Extraordinary item................         .00          (.03)         (.05)         (.38)           (.47)
  Net income (loss).................         .20           .23           .22         (4.96)          (4.45)

---------------
* Includes an after-tax goodwill write-off of $67,817.

                                                                       1995
                                        ------------------------------------------------------------------
                                         FIRST         SECOND        THIRD         FOURTH         TOTAL
                                        QUARTER       QUARTER       QUARTER       QUARTER          YEAR
                                        --------      --------      --------      --------      ----------
Revenues............................    $275,769      $293,376      $268,790      $260,168      $1,098,103
Gross profit........................      58,556        68,490        63,752        53,768         244,566
Income (loss) from continuing
  operations........................         201         3,572         4,204        (9,328)*        (1,351)
Income (loss) from discontinued
  operation.........................         121            63        (3,031)           --          (2,847)
Extraordinary item..................         (72)         (206)         (471)         (329)         (1,078)
Net income (loss)...................         250         3,429           702        (9,657)         (5,276)
Income (loss) per share:
  Continuing operations.............    $    .01      $    .28      $    .32      $   (.70)     $     (.10)
  Discontinued operation............         .01           .00          (.23)          .00            (.22)
  Extraordinary item................         .00          (.02)         (.04)         (.03)           (.08)
  Net income (loss).................         .02           .26           .05          (.73)           (.40)

---------------
* Includes a pretax restructuring charge of $10,724 ($6,972 after-tax).

                                                                       1994
                                        ------------------------------------------------------------------
                                         FIRST         SECOND        THIRD         FOURTH         TOTAL
                                        QUARTER       QUARTER       QUARTER       QUARTER          YEAR
                                        --------      --------      --------      --------      ----------
Revenues............................    $274,084      $285,807      $249,805      $270,174      $1,079,870
Gross profit........................      64,749        70,013        62,658        60,945         258,365
Income from continuing operations...       2,675         6,651         3,032           725          13,083
Income from discontinued
  operation.........................         425           249           168           175           1,017
Net income..........................       3,100         6,900         3,200           900          14,100
Income per share:
  Continuing operations.............    $    .21      $    .52      $    .24      $    .06      $     1.02
  Discontinued operation............         .03           .02           .01           .01             .08
  Net income........................         .24           .54           .25           .07            1.10

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

          See Part I of this Form 10-K at page 7.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Peter H. Merlin, a Director of the company, is a Partner in the law firm of Gardner, Carton & Douglas which the company has retained in 1996 and many prior years and anticipates retaining in 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

        1. All financial statements. See Index to Consolidated Financial Statements on page 22 of this Form 10-K.

        2. Financial Statement Schedules. None required. See page 22 of this Form 10-K.

        3. Exhibits

           ITEM NO.                              DESCRIPTION
           --------                              -----------
               2         Acquisition Agreement between SPX Corporation and Riken
                         Corporation, incorporated herein from the company's Annual
                         Report of Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1993.
               3(i)      Restated Certificate of Incorporation, incorporated herein by reference from the company's Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1987.
                (ii)     Certificate of Ownership and Merger dated April 25, 1988,
                         incorporated herein by reference from the company's Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1988.
                (iii)    By-Laws as amended through October 25, 1995, incorporated
                         herein by reference from the company's Quarterly Report on
                         Form 10-Q, file No. 1-6948, for the quarter ended September
                         30, 1995.
               4(i)      Credit Agreement between SPX Corporation and The First
                         National Bank of Chicago, as agent for the banks named
                         therein, dated as of March 24, 1994, incorporated herein by reference from the company's Annual Report on Form 10-K,
                         file No. 1-6948, for the year ended December 31, 1993.
                (ii)     11 3/4% Senior Subordinated Notes due 2002, incorporated
                         herein by reference from the company's Amendment No. 2 to
                         Form S-3 Registration Statement 33-52833, filed on May 27,
                         1994.
                (iii)    Indenture, dated as of June 6, 1994, between the company and
                         The Bank of New York, as trustee, relating to the 11 3/4%
                         Senior Subordinated Notes due 2002, incorporated herein by reference from the company's Amendment No. 2 to Form S-3
                         Registration Statement 33-52833, filed on May 27, 1994.
                (iv)     Waiver and amendment No. 1 to Credit Agreement between SPX
                         Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of June 3, 1994,
                         incorporated herein by reference from the company's
                         Quarterly Report on Form 10-Q, file No. 1-6948, for the
                         quarter ended March 31, 1995.
                (v)      Waiver and amendment No. 2 to Credit Agreement between SPX
                         Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of April 20, 1995,
                         incorporated herein by reference from the company's
                         Quarterly Report on Form 10-Q, file No. 1-6948, for the
                         quarter ended March 31, 1995.
                (vi)     Waiver and amendment No. 3 to Credit Agreement between SPX
                         Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of December 12, 1995, incorporated herein by reference from the company's Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1995.
                         Waiver and amendment No. 4 to Credit Agreement between SPX
                         Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of February 28, 1996, incorporated herein by reference from the company's Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1995.