Form 10-K/A
period 1996-12-31
SPX CORP
filed 1997-05-09
CIK 88205

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

================================================================================

     This Form 10-K/A is filed to correct Part IV, a portion of which was inadvertently omitted from the Registrant's Form 10-K as a result of a partial failure of the original electronic transmission.


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

           ITEM NO.                              DESCRIPTION
           --------                              -----------
                         Waiver and amendment No. 4 to Credit Agreement between SPX
                         Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of February 28, 1996, incorporated herein by reference from the company's Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1995.
                (vi)

                (viii)   Waiver and amendment No. 5 to Credit Agreement between SPX
                         Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of March 24, 1996,
                         incorporated herein by reference from the company's
                         Quarterly Report on Form 10-Q, file No. 1-6948, for the
                         quarter ended March 31, 1996.

                (ix)     Waiver and amendment No. 6 to Credit Agreement between SPX
                         Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of September 20, 1996, incorporated herein by reference from the company's
                         Quarterly Report on Form 10-Q, file No. 1-6948, for the
                         quarter ended September 30, 1996.

                (x)      Waiver and amendment No. 7 to Credit Agreement between SPX
                         Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of December 31, 1996.*

                (xi)     Waiver and amendment No. 8 to Credit Agreement between SPX
                         Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of February 24, 1997.*

                (xii)    Rights Agreement, dated as of June 25, 1996 between the
                         company and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain
                         circumstances, incorporated herein by reference from the
                         company's Registration Statement on Form 8-A filed on June
                         26, 1996.

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

           ITEM NO.                              DESCRIPTION
           --------                              -----------
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

                (xv)     Employment agreement, and related Nonqualified Stock Option
                         Agreement and Restricted Shares Agreement, between SPX
                         Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to the company's Annual
                         Report on Form 10-K, file 6948, for the year ended December
                         31, 1995.

                (xvi)    Employment agreement between SPX Corporation and John B.
                         Blystone dated as January 1, 1997.*

              11         Statement regarding computation of earnings per share.*

              21         Subsidiaries.*

              23         Consent of Independent Public Accountants.*

              24         Power of Attorney.

              27         Financial data schedule.*

              99         Consolidated Financial Statements of SPT and SPT Corp.,
                         incorporated herein by reference from SPT's and SPT Corp.'s
                         Annual Report on Form 10-K, file No. 33-27994, for the year ended December 31, 1993.


---------------

* Previously filed.


     (b) Reports on Form 8-K.

        The company, on February 21, 1997, filed Form 8-K which provided information regarding the sale of the Sealed Power division.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 1997.


                                          SPX CORPORATION
                                          (Registrant)

                                          By      /s/ PATRICK J. O'LEARY

                                            ------------------------------------
                                                     Patrick J. O'Leary
                                                  Vice President Finance,
                                               Treasurer and Chief Financial
                                               Officer and Accounting Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned have signed this report on this 27th day of March, 1997.



                          *                                                /s/ PATRICK J. O'LEARY
-----------------------------------------------------       -----------------------------------------------------
                  John B. Blystone                                           Patrick J. O'Leary
               Chairman, President and                                     Vice President Finance,
               Chief Executive Officer                                  Treasurer and Chief Financial
                      Director                                         Officer and Accounting Officer

                          *                                                           *
-----------------------------------------------------       -----------------------------------------------------
                 J. Kermit Campbell                                            Sarah R. Coffin
                      Director                                                    Director

                          *                                                           *
-----------------------------------------------------       -----------------------------------------------------
                   Frank A. Ehmann                                            Edward D. Hopkins
                      Director                                                    Director

                          *                                                           *
-----------------------------------------------------       -----------------------------------------------------
                Charles E. Johnson II                                         Ronald L. Kerber
                      Director                                                    Director

                          *                                                           *
-----------------------------------------------------       -----------------------------------------------------
                   Peter H. Merlin                                            David P. Williams
                      Director                                                    Director

               */s/ PATRICK J. O'LEARY
-----------------------------------------------------
                 Patrick J. O'Leary,
           as attorney-in-fact pursuant to
    power of attorney filed as Exhibit 24 hereto.