Form 10-Q
period 1997-03-31
SPX CORP
filed 1997-05-09
CIK 88205

F O R M 1 0 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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



             700 Terrace Point Drive, Muskegon, Michigan 49443-3301
                     (Address of Principal Executive Office)



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


                                                       Yes   X            No



             Common shares outstanding April 25, 1997 -- 14,978,800

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SPX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                                                     (Unaudited)
                                               March 31       December 31
                                                 1997            1996
                                              ----------      ----------
ASSETS
 Current assets:
 Cash and temporary investments               $  111,456      $   12,312
 Receivables                                     147,464          96,495
 Inventories                                     126,562         109,258
 Deferred income tax asset and refunds            42,208          42,208
 Net assets under agreement for sale                   -         133,795
 Prepaid and other current assets                 17,977          14,073
                                              ----------      ----------
 Total current assets                         $  445,667      $  408,141
 Investments                                           -           3,464
 Property, plant and equipment, at cost          258,153         251,310
 Accumulated depreciation                      (135,517)       (127,445)
  Net property, plant and equipment           $  122,636      $  123,865
 Goodwill                                         62,154          58,665
 Other assets                                     15,065          21,908
                                              ----------      ----------
 Total assets                                 $  645,522      $  616,043
                                              ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable and current maturities
  of long-term debt                          $  130,967      $    1,430
 Accounts payable                                75,537          53,011
 Accrued liabilities                            139,619         115,016
 Income taxes payable                            46,716           4,973
                                             ----------      ----------
 Total current liabilities                   $  392,839      $  174,430
 Long-term liabilities                           91,852          92,618
 Deferred income taxes                            7,051          15,219
 Minority interest                                1,434               -
 Long-term debt                                  23,623         227,859
 Shareholders' equity:
 Common stock                                $  165,632      $  163,969
 Paid in capital                                 62,970          60,756
 Retained deficit                              (25,737)        (48,688)
 Common stock held in treasury                 (50,000)        (50,000)
 Unearned compensation                         (21,004)        (20,797)
 Cumulative translation adjustments             (3,138)             677
                                             ----------      ----------
 Total shareholders' equity                  $  128,723      $  105,917
                                             ----------      ----------
 Total liabilities and shareholders' equity  $  645,522      $  616,043
                                             ==========      ==========

                        SPX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                     (Unaudited)
                                                 Three months ended
                                                      March 31
                                               1997            1996
                                             ---------       ---------
Revenues                                     $ 236,662       $ 292,308

Costs and expenses
 Cost of products sold                         174,167         228,433
 Selling, general and administrative            45,389          46,942
 Goodwill/Intangible amortization                  962           1,877
Minority and equity interests                       30           (893)
Restructuring charge                                -            2,424
                                             ---------       ---------
Operating income                             $  16,114       $  13,525
Other expense (income), net                   (65,736)             105
Interest expense, net                            4,328           8,814
                                             ---------       ---------
Income before income taxes                   $  77,522       $   4,606
Provision for income taxes                      42,817           1,842
                                             ---------       ---------
Income from operations                       $  34,705       $   2,764
Extraordinary item, net of tax                (10,330)              -
                                             ---------       ---------
Net income                                   $  24,375       $   2,764
                                             =========       =========

Income (loss) per share:
 From operations                             $    2.39       $    0.20
 Extraordinary item, net of tax                 (0.71)              -
                                             ---------       ---------
 Net income                                  $    1.68       $    0.20
                                             =========       =========

Dividends per share                          $    0.10       $    0.10
Weighted average number of
 common shares outstanding                      14,546          13,530


                        SPX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                             (Unaudited)
                                                         Three Months Ended
                                                               March 31
                                                         1997           1996
                                                      ---------      ---------
Cash flows from operating activities:
Net income from operating activities                  $  24,375      $   2,764
Adjustments to reconcile net income to net
   cash from operating activities -
Extraordinary item                                       10,330             -
Depreciation and amortization                             7,217         10,845
Minority and equity interests                                30          (893)
Restructuring charge                                          -          2,424
Gain on sale of business, net of taxes                 (31,160)             -
Compensation recognized under employee stock plan         1,161          1,136
Deferred taxes                                          (2,427)            228
Change in operating assets and liabilities:
 Receivables                                           (41,543)       (22,388)
 Inventories                                           (10,588)          2,412
 Prepaid and other assets                               (2,196)            258
 Accounts payable and accrued liabilities                 7,357         25,797
 Income taxes payable                                     1,362          1,326
 Long-term liabilities                                      753           (82)
Other, net                                                (309)        (1,086)
                                                      ---------      ---------
Net cash provided by (used by) operating activities   $(35,638)      $  22,741
Cash flows used by investing activities:
Proceeds from sale of business                        $ 223,000      $      -
Investments in businesses                               (5,109)             -
Capital expenditures                                    (4,939)        (4,500)
                                                      ---------      ---------
Net cash provided by (used) by investing activities   $ 212,952      $ (4,500)
Cash flows provided by financing activities:
Net payments under debt agreements                    $(79,148)      $ (8,006)
Net shares sold under stock option plan                   1,945          1,125
Dividends paid                                          (1,424)        (1,350)
                                                      ---------      ---------
Net cash provided by (used by) financing activities   $(78,627)      $ (8,231)
Effect of exchange rate changes on cash                     457             -
                                                      ---------      ---------
Net increase in cash and temporary investments        $  99,144      $  10,010
Cash and temporary investments, beg. of period           12,312         17,069
                                                      ---------      ---------
Cash and temporary investments, end of period         $ 111,456      $  27,079
                                                      =========      =========

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (Unaudited)

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

2.       Information regarding the company's segments was as follows:

                                                    Three months
                                                   ended March 31
                                                1997             1996
                                             ---------        ---------
                                                    (in millions)
         Revenues:
          Service Solutions                  $   143.8        $   156.6
          Original Equipment Components           92.9            135.7
                                             ---------        ---------
           Total                             $   236.7        $   292.3
                                             =========        =========
         Operating income (loss):
          Service Solutions                  $    10.1        $     7.0
          Original Equipment Components           11.6             11.5
          General Corporate                      (5.6)            (5.0)
                                             ---------        ---------
           Total                             $    16.1        $    13.5
                                             =========        =========
         Capital Expenditures:
          Service Solutions                  $     1.5        $     0.5
          Original Equipment Components            3.2              3.8
          General Corporate                        0.2              0.2
                                             ---------        ---------
           Total                             $     4.9        $     4.5
                                             =========        =========
         Depreciation and Amortization:
          Service Solutions                  $     2.7        $     3.5
          Original Equipment Components            4.1              6.9
          General Corporate                        0.4              0.4
                                             ---------        ---------
           Total                             $     7.2        $    10.8
                                             =========        =========

                                              March 31       December 31
                                                1997             1996
                                             ---------        ---------
         Identifiable Assets:
          Service Solutions                  $   333.7        $   291.5
          Original Equipment Components          144.9            271.5
          General Corporate                      166.9             53.0
                                             ---------        ---------
           Total                             $   645.5        $   616.0
                                             =========        =========

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (Unaudited)

3. On February 7, 1997, the company completed the sale of substantially all of the assets and rights used in the manufacture and distribution of piston rings and cylinder liners, known as the Sealed Power Division ("SPD"). The sale to Dana Corporation was for $223 million gross cash proceeds. SPD included the accounts of Sealed Power, a U.S. division, SP Europe Limited Partnership, 70% owned, Allied Ring Corporation, 50% owned, and Promec, 40% owned. In addition, the buyer assumed substantially all of the liabilities and obligations of the business, excluding liabilities relating to income and other taxes, certain liabilities arising outside the ordinary course of business, debt, and certain employee related liabilities. The transaction includes a ten year noncompetition agreement precluding the company from competing with SPD. The company recorded a pretax gain of $71.9 million, or $31.2 million after-tax on the transaction (included in other expense (income), net.)

     The accompanying consolidated condensed financial statements include the results of SPD through February 7, 1997, and the results of the Hy-Lift division through November 1, 1996, their dates of disposition. The following unaudited proforma first quarter 1997 and 1996 selected financial data reflects the disposition of these divisions as if they had occurred as beginning of the periods, respectively. The unaudited proforma selected results of operations do not purport to represent what the company's results of operations would actually have been had the dispositions in fact occurred as of January 1, 1997, or January 1, 1996, or project the results for any future date or period.

                                         Three months ending March 31,
                                 1997    Proforma Adj.          1997      1996
                               Reported  Divested   Other     Proforma  Proforma
                               -------   -------   -------    -------   -------
                                        (in millions, except per share)
   Revenues                    $ 236.7   $(23.5)              $ 213.2   $ 217.8
   Cost of products sold         174.2    (19.6)                154.6     162.0
                               -------   -------              -------   -------
   Gross margin                $  62.5   $ (3.9)              $  58.6   $  55.8
   SG&A                           45.4     (1.0)                 44.4      43.2
   Goodwill/intangible amort.      1.0     (0.2)                  0.8       1.4
   Minority and equity              -        -                     -      (0.1)
   Restructuring charges            -        -                     -        2.4
                               -------   -------              -------   -------
   Operating income            $  16.1   $ (2.7)              $  13.4   $   8.9
   Other (income) expense        (65.7)      -      (71.9)(a)     6.2        .1
   Interest expense, net           4.3       -         1.0(b)     3.3       7.2
                               -------   -------   -------    -------   -------
   Income before income taxes  $  77.5   $ (2.7)   $(70.9)    $   3.9   $   1.6
   Provision for income taxes     42.8     (1.0)    (40.3)(c)     1.5       0.6
                               -------   -------   -------    -------   -------
   Income (d)                  $  34.7   $ (1.7)   $(30.6)    $   2.4   $   1.0
                               =======   =======   =======    =======   =======
   Income per share            $  2.39                        $  0.17   $  0.07
   Weighted average number
    of shares                     14.5                           14.5      13.5

   (a)    Adjustment to exclude the gain on the sale of SPD.
   (b) Adjustment to interest expense, net, assuming the use of net proceeds to reduce revolving credit and other debt.
   (c) Adjustment to income tax expense to reflect an effective tax rate of 37% in 1997 and 38% in 1996.
   (d)    Income excludes extraordinary item, net of taxes.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (Unaudited)

4. During the first quarter of 1997, the company recorded a $6.5 million charge ($4.1 million after-tax) in other expense (income), net. This charge reflects anticipated future legal costs associated with the ongoing litigation with Snap-on Incorporated.

5. On March 11, 1997, the company commenced a cash tender offer for all $128,415,000 (principal amount) of its outstanding 11 3/4% Senior Subordinated Notes, due 2002 (the "Notes"), at a purchase price determined by reference to a fixed spread of 35 basis points over the yield to maturity of the United States Treasury 5 3/8% Notes due May 31, 1998, on March 25, 1997, of which an amount equal to 1% of principal amount of each Note purchased constituted a consent payment that was paid for Notes tendered on or prior to March 25, 1997.

     The tender offer expired on April 9, 1997 and $126,734,000 of the Notes were tendered. The company paid for these Notes on April 14, 1997. As a result of the company's irrevocable agreement with note holders tendering as of March 25 1997, the company recorded an extraordinary pretax charge of $16.4 million, or $10.3 million after-tax, for the cost to repurchase the notes.

6. Subsequent Event - Equity Self-tender offer. On April 10, 1997, a Dutch Auction self-tender offer was announced for the purchase of up to 2.7 million common shares of the company at a price ranging from $48 to $56 per share. This tender offer expires on May 8, 1997. The purchase of common stock tendered will be financed with the new revolving credit agreement.

7.   During the first quarter of 1997,  the company  terminated  its practice of selling undivided fractional interests in domestic trade accounts receivable. At December 31, 1996, approximately $26 million had been sold under this practice.

8. During the first quarter of 1997, the company made three strategic investments totaling $5.1 million. Effective the beginning of 1997, the company acquired an additional 30% of JATEK which raised the company's ownership in this Japanese company to 80%. Also effective the beginning of 1997, the company purchased an additional 10% of IBS Filtran which raised the company's ownership to 60% in this German company. Effective March 1, 1997, the company acquired A.R. Brasch Marketing Inc., which provides technical service and training materials for vehicle manufacturers. A.R. Brasch has annual sales approaching $10 million. Had these acquisitions taken place on January 1 of the respective years, consolidated revenues and income would not have been significantly different from reported results.

Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition

         The following unaudited information should be read in conjunction with the company's unaudited consolidated financial statements and the related footnotes.

Results of Operations - First Quarter 1997 vs. First Quarter 1996

Consolidated:

                                              Three months ended
                                                   March 31,
                                              -------------------
                                               1997        1996
                                             -------      -------
                                                 (in millions)
    Revenues:
         Service Solutions                   $ 143.8      $ 156.6
         Original Equipment Components          92.9        135.7
                                             -------      -------
          Total                              $ 236.7      $ 292.3
                                             =======      =======
    Operating income (loss):
         Service Solutions                   $  10.1      $   7.0
         Original Equipment Components          11.6         11.5
         General corporate expense             (5.6)        (5.0)
                                             -------      -------
           Total                             $  16.1      $  13.5

    Other expense (income), net               (65.7)          0.1
    Interest expense, net                        4.3          8.8
                                             -------      -------
    Income before income taxes               $  77.5      $   4.6
    Provision for income taxes                  42.8          1.8
                                             -------      -------
    Income from continuing operations        $  34.7      $   2.8
    Extraordinary item, net of tax            (10.3)           -
                                             -------      -------
    Net income                               $  24.4      $   2.8
                                             =======      =======

    Capital expenditures                     $   4.9      $   4.5
    Depreciation and amortization                7.2         10.8

                                         March 31, 1997  December 31, 1996
                                                  (in millions)
Identifiable assets                          $ 645.5        $ 616.0


         General corporate expenses and other consolidated items that are not allocated to the segments are explained below, followed by segment information.

General Corporate expense
         These expenses represent general unallocated expenses. The first quarter of 1997 expense was greater than the first quarter of 1996 principally due to higher incentive compensation expense.

Other expense (income), net
         These expense and income items represent expenses and income not included in the determination of operating results. Included are gains or losses on currency exchange, translation gains or losses of financial statements in highly inflationary countries, fees incurred on the sale of accounts receivable under the company's accounts receivable securitization program (discontinued during the first quarter of 1997), gains or losses on the sale of fixed assets, and unusual non-operational gains or losses.

         In the first quarter of 1997, the company completed the sale of the Sealed Power division to Dana Corporation for $223 million in cash. The company recorded a $71.9 million gain on the sale, and the after-tax gain was $31.2 million, or $2.14 per share. The results of operations of Sealed Power are included in the company's consolidated results through the date of divestiture, February 7, 1997.

         First quarter 1997 other expense (income), net, also includes a $6.5 million charge for estimated costs of pending litigation with Snap-on Incorporated. These costs include estimates of legal and other related fees to defend this litigation through its conclusion.

Interest Expense, net
         First quarter 1997 interest expense was less than the first quarter 1996 interest expense due to lower debt levels.

Provision for Income Taxes
         The overall income tax provision includes $40.7 million provided on the sale of the Sealed Power division. Without this item, the effective income tax rate for the first quarter of 1997 was 37% which represents the company's current estimated rate for the year.

Extraordinary item, net of taxes
         In the first quarter of 1997, the company recorded a pretax charge of $16.4 million, $10.3 million after-tax, to reflect the costs to repurchase $126.4 million of its 11 3/4% Senior Subordinated Notes tendered as of March 25, 1997, pursuant to the company's tender offer for these notes.

Service Solutions (formerly Specialty Service Tools):

                                                  Three months ended
                                                      March 31,
                                            ----------------------------
                                               1997              1996
                                            ----------        ----------
                                                    (in millions)
    Revenues.............................   $    143.8        $    156.6
    Gross Profit.........................         45.5              44.9
      % of revenues......................         31.7%             28.7%
    Selling, general & administrative....         34.9              34.3
      % of revenues......................         24.3%             21.9%
    Goodwill/intangible amortization.....          0.5               1.1
    Minority and equity interests........           -                0.1
    Restructuring charge.................           -                2.4
                                            ----------        ----------
    Operating income.....................   $     10.1        $      7.0
                                            ==========        ==========

    Capital expenditures.................   $      1.5        $       .5
    Depreciation and amortization........          2.7               3.5

                                          March 31, 1997   December 31, 1996
                                                    (in millions)
    Identifiable assets..................   $    333.7        $    291.5

Revenues
         First quarter 1997 revenues decreased $12.8 million, or 8.2%, from the first quarter of 1996. The most significant explanation for the lower revenues was that 1996 included approximately $20 million in dealer equipment sales to one customer. First quarter 1997 revenues include approximately $5 million of sales due to the consolidation of JATEK, which was 80% owned as of the beginning of the year.

Gross margin
         First quarter 1997 gross margin of 31.7% was higher than the 28.7% gross margin in 1996. The increase in the gross margin was a direct result of the significant dealer equipment sales in 1996. Dealer equipment sales have a relatively low (less than 15%) gross margin. Also increasing the first quarter of 1997 gross margin were productivity improvements resulting from the 1996 restructuring.

Selling, General and Administrative ("SG&A")
         First quarter 1996 SG&A expense was $34.9 million, or 24.3% of revenues, compared to $34.3 million, or 21.9% of revenues, in 1996. The significant dealer equipment sales in the first quarter of 1996 had relatively low SG&A costs, which lowered the 1996 SG&A percent to revenues.

Goodwill/Intangible Amortization
         First quarter of 1997 expense was lower than 1996 primarily due the company's write-off of Automotive Diagnostics' goodwill during the fourth quarter of 1996.

Minority and equity interests
         In 1996, this line represented the equity (earnings) or losses of JATEK, previously 50% owned. Effective the beginning of 1997, the company acquired an additional 30% of JATEK and its results are now consolidated. Beginning in 1997, the 20% minority interest in JATEK's results is reflected in this line.

Restructuring Charge
         During 1996, the company incurred restructuring costs to consolidate five Specialty Service Tool divisions into two divisions.

Operating Income
         1997 first quarter operating income of $10.1 million compares to first quarter 1996 operating income of $7.0 million. The increase was primarily attributable to sales mix, cost reductions and reduced goodwill expense. First quarter 1996 was impacted by $2.4 million of restructuring costs.

Capital Expenditures
         First quarter 1997 capital expenditures were $1.5 million compared to first quarter of 1996 capital expenditures of $.5 million. Capital expenditures for 1997 are expected to approximate $12 million.

Identifiable Assets
         First quarter 1997 identifiable assets increased approximately $42 million from year-end 1996. The increase was predominately receivables and inventories. The increase in receivables was a result of higher revenues in February and March of 1997 compared to November and December of 1996. The increase in inventories was a result of the normal seasonal buildup of inventory to support higher second quarter business activity.

Original Equipment Components:

                                                  Three months ended
                                                      March 31,
                                            ----------------------------
                                               1997              1996
                                            ----------        ----------
                                                    (in millions)
    Revenues...........................     $     92.9        $    135.7
    Gross Profit.......................           17.0              19.0
      % of revenues....................           18.3%             14.0%
    Selling, general & administrative..            4.9               7.7
      % of revenues....................            5.3%              5.7%
    Goodwill/intangible amortization...             .4               0.8
    Minority and equity interests......             .1              (1.0)
                                            ----------        ----------
    Operating income...................     $     11.6        $     11.5
                                            ==========        ==========

    Capital expenditures.................   $      3.2        $      3.8
    Depreciation and amortization........          4.1               6.9

                                          March 31, 1997   December 31, 1996
                                                    (in millions)
    Identifiable assets..................   $    144.9        $    271.5

Revenues
         First quarter 1997 revenues were down $42.8 million from the first quarter 1996 revenues due to the divestitures of the Sealed Power and Hy-Lift divisions. The first quarter of 1997 includes $23.5 million of revenues from Sealed Power and the first quarter of 1996 includes $74.5 million of revenues from Sealed Power and Hy-Lift.

Gross Profit
         First quarter 1997 gross margin of 18.3% compares favorably to the first quarter 1996 gross margin of 14.0%. The increase was due to the disposal of Hy-Lift and Sealed Power, both lower margin businesses.

Selling, General and Administrative ("SG&A")
         SG&A was $4.9 million, or 5.3% of revenues, in the first quarter of 1997 compared to $7.7 million, or 5.7% of revenues, in 1996. This reflects the segment's continuing cost containment efforts and the effect of divestitures.

Goodwill/Intangible Amortization
         Goodwill and intangible amortization expense was lower in 1997 due to the sale of SPD.

Minority and equity interests
         In 1996, minority and equity interests reflected the equity earnings of Promec and Allied Ring Corporation (sold as part of the Sealed Power divestiture in February 1997) and IBS Filtran, 50% owned during 1996. In 1997, this amount represents the 40% minority interest in IBS Filtran's results. The company acquired an additional 10% of IBS Filtran as of the beginning of 1997 and is now consolidating its results.

Operating Income
         First quarter 1997 operating income was $11.6 million compared to $11.5 million in the first quarter of 1996.

Capital Expenditures
         Capital expenditures in the first quarter of 1997 were $3.2 million and $3.8 million in the first quarter of 1996. Capital expenditures for 1997 are expected to approximate $15 million and will be focused upon certain capacity expansions, cost reductions and maintenance of the operations.

Identifiable Assets
         Identifiable assets decreased approximately $127 million from year-end 1996 reflecting the sale of SPD.

Liquidity and Financial Condition

         The company's liquidity needs arise primarily from capital investment in equipment, funding working capital requirements to support business growth initiatives and to meet interest costs. Management believes that operations and the credit arrangements will be sufficient to supply funds needed by the company in 1997.

Cash Flow

                                            Three months ended March 31,
                                               1997             1996
                                            ---------        ---------
                                                  (in millions)
         Cash flow from:
           Operating activities......       $   (35.6)       $    22.7
           Investing activities......           213.0             (4.5)
           Financing activities......           (78.3)            (8.2)
                                            ---------        ---------
            Net Cash Flow............       $    99.1        $    10.0
                                            =========        =========

         Cash flow from operating activities in the first quarter of 1997 was an outflow of $35.6 million. This was principally due to seasonal buildups of accounts receivable and inventory. The cash outflow includes the $26 million effect of terminating the accounts receivable securitization program during quarter. Cash flow from operating activities in 1996 was improved due to a significant increase in accounts payable.

         Cash flow from investing activities during the first quarter of 1997 includes the $223 of cash received on the sale of Sealed Power, offset by $5.1 million invested in A.R. Brasch, and in IBS Filtran (acquired additional 10% ownership) and capital expenditures of $4.9 million. Capital expenditures of $4.5 million were made in 1996. Capital expenditures for 1997 should approximate $27 million for the year.

         Cash flow from financing activities during the first quarter of 1997 reflects the company's quarterly dividend payment, shares sold under the stock option plan and a $79.1 million reduction in borrowings.

Total Debt

         During the first quarter of 1997, the company initiated a new financial capital plan. This plan included:

     1. A tender offer, dated March 11, 1997, to purchase all outstanding 11 3/4% Senior Subordinated Notes. This tender offer expired April 9, 1997 and $126.7 million of the notes were purchased. The company used existing cash and cash equivalents and its revolving credit facility to purchase the notes.

     2. Secured a commitment on March 31, 1997 for a new $400 million revolving credit agreement from The First National Bank of Chicago. The agreement will provide debt capacity for business operations, acquisitions, and the repurchase of common stock. The new revolving credit agreement was signed on May 7, 1997.

     3. An announcement, on April 10, 1997, of a Dutch Auction self-tender offer for up to 2.7 million common shares of the company at a price ranging from $48 to $56 per share. This tender offer expires on May 8, 1997. The purchase of common stock tendered will be financed with the new revolving credit agreement.

     4. Concurrent with the announcement of the Dutch Auction, the company announced the elimination of the quarterly cash dividend. The company has authorized up to 200,000 shares of common stock to be prospectively purchased in the open market if future distributions to shareholders are deemed appropriate by management.

         At March 31, 1997, the following summarizes the debt outstanding and unused credit availability:

                                          Total       Amount     Unused Credit
                                       Commitment   Outstanding  Availability
                                        ---------    ---------    ---------
                                                   (in millions)
         New revolving credit........   $   400.0    $      -     $   384.1(a)
         Swingline loan facility.....         5.0           -           5.0
         Senior subordinated notes (b)      128.4        128.4           -
         Industrial revenues bonds...        15.1         15.1           -
         Other.......................        12.4         11.1          1.3
                                        ---------    ---------    ---------
           Total debt................   $   560.9    $   154.6    $   390.4
                                        =========    =========    =========

         (a) Decreased by $15.9 million of facility letters of credit outstanding at March 31, 1997, which reduce the unused credit availability.
         (b) As of April 14, 1997, $126.7 million were repurchased using available cash and equivalents and revolving credit.

         The company is required to maintain compliance with restrictive covenants contained in the new revolving credit agreement. Under the most restrictive financial covenants, the company is required to maintain the following ratios:

         (1) Maintain a Debt - EBITDA Ratio of 3.75 to 1.0 for fiscal quarters ending June, September and December of 1997, a ratio of 3.5 to
               1.0 for fiscal quarters ending March, June and September of 1998, and a ratio of 3.0 to 1.0 thereafter,
         (2) Maintain a Fixed Charge Coverage Ratio of 1.5 to 1.0 for fiscal quarters ending in June and September of 1997, a ratio of 1.75 to
               1.0 for fiscal quarters ending December 1997 and March, June, and September of 1998, and a ratio of 2.0 to 1.0 thereafter.

         Management believes that the unused credit availability on the new revolving credit facility is sufficient to complete the new financial capital plan and to meet operational cash requirements, working capital requirements and capital expenditures for 1997. After payment of the notes tendered in April of 1997, aggregate future maturities of total debt are not material for the next five years. The new revolving credit agreement will expire in 2002 and borrowings on the revolver would become due, however, management believes that the revolving credit agreement would likely be extended or that alternate financing will be available to the company.

Other Matters

         As of the end of 1997, the company must adopt Statement of Financial Accounting Standards, No. 128, "Earnings Per Share." This standard will require presentation of basic and diluted earnings per share information instead of the current primary and fully diluted earnings per share required by APB Opinion No.15.

         The company's review indicates that the new basic earnings per share would have been insignificantly higher than the reported primary earnings per share for the first quarter of 1997 and 1996. This is due to the exclusion of the effect of outstanding options in the basic earnings per share computation versus the primary earnings per share computation.

         The company estimates that the diluted earnings per share for the first quarter of 1997 and 1996 would have been virtually the same as the reported primary earnings per share for these periods.

                              --------------------
         The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements which reflect management's current views with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including but not limited to those matters discussed above. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. Reference is made to the company's 1996 Annual Report on Form 10-K for additional cautionary statements and discussion of certain important factors as they relate to forward looking statements.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          The company held the Annual Meeting of Shareholders on April 23, 1997 at which shareholders elected two directors to three year terms expiring in 2000, approved amendments to the company's 1992 Stock Compensation Plan which increased the shares available by 1,200,000, and approved the adoption of the company's 1997 Non-Employee Directors' Compensation Plan.

          The results of the voting in connection with the above items were as follows:

            Voting on Directors               For         Withheld
            --------------------            -------       --------
            John B. Blystone               12,298,238      334,417
            Frank A. Ehmann                12,297,563      335,092

            Voting on                         For          Against      Abstain
            --------------------            -------        -------      -------
            Amendments to the 1992
            Stock Compensation Plan        10,240,514      790,714      102,480
            Adoption of the 1997
            Non-Employee Directors'
            Compensation Plan               9,367,884    1,673,674      120,824

Item 5.  Other Information

          On April 11, 1997, the company filed with the Securities and Exchange Commission an Issuer Tender Offer Statement on Schedule 13E-4 which contains information with respect to the company's self-tender offer for the purchase of up to 2.7 million common shares of the company at a price ranging from $48 to $56 per share.

Item 6.  Exhibits and Reports on Form 8-K

    (a)    Exhibits

           (2)          None.

           (4) Credit Agreement between SPX Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of May 7, 1997.

           (10)         None.

           (11)         Statement regarding computation of earnings per share.
                        See Consolidated Condensed Statements of Income.

           (15)         None.

           (18)         None.

           (19)         None.

           (20)         None.

           (22)         None.

           (23)         None.

           (24)         None.

           (27)         Financial data schedule.

           (99)         None.

    (b)    Reports on Form 8-K

        The  company,   on  April  25,  1997,  filed  Form  8-K  which  provided
information regarding the completion of the tender offer for the company's 11 3/4% Senior Subordinated Notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SPX CORPORATION
                                  (Registrant)


Date:  May 8, 1997                       By  /s/ John B. Blystone
                                            ---------------------
                                                 John B. Blystone
                                                 Chairman, President and
                                                 Chief Executive Officer


Date:  May 8, 1997                       By  /s/ Patrick J. O'Leary
                                            -----------------------
                                                 Patrick J. O'Leary
                                                 Vice President, Finance,
                                                 Treasurer and Chief
                                                 Financial and Accounting
                                                 Officer