Form 10-Q
period 1997-06-30
SPX CORP
filed 1997-08-14
CIK 88205

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


                                                 Yes   X            No



              Common shares outstanding July 28, 1997 - 15,077,719

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SPX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                                                     (Unaudited)
                                                 June 30         December 31
                                                   1997             1996
                                                ----------       ----------
ASSETS
 Current assets:
 Cash and temporary investments                 $   15,833       $   12,312
 Receivables                                       146,951           96,495
 Inventories                                       128,806          109,258
 Deferred income tax asset and refunds              39,708           42,208
 Net assets under agreement for sale                     -          133,795
 Prepaid and other current assets                   18,086           14,073
                                                ----------       ----------
  Total current assets                          $  349,384       $  408,141

 Investments                                    $        -       $    3,464
 Property, plant and equipment, at cost            261,999          251,310
 Accumulated depreciation                        (138,865)        (127,445)
  Net property, plant and equipment                123,134          123,865
 Goodwill                                           61,400           58,665
 Other assets                                       17,622           21,908
                                                ----------       ----------
   Total assets                                 $  551,540       $  616,043
                                                ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable and current maturities
  of long-term debt                             $    3,878       $    1,430
 Accounts payable                                   74,949           53,011
 Accrued liabilities                               108,730          115,016
 Income taxes payable                               38,041            4,973
                                                ----------       ----------
  Total current liabilities                     $  225,598       $  174,430

 Long-term liabilities                              91,391           92,618
 Deferred income taxes                              15,067           15,219
 Minority interest                                   1,501                -
 Long-term debt                                    193,564          227,859
 Shareholders' equity:
 Common stock                                      166,698          163,969
 Paid in capital                                    65,206           60,756
 Retained deficit                                 (13,772)         (48,688)
 Common stock held in treasury                   (170,207)         (50,000)
 Unearned compensation                            (20,254)         (20,797)
 Cumulative translation adjustments                (3,252)              677
                                                ----------       ----------
  Total shareholders' equity                    $   24,419       $  105,917
                                                ----------       ----------
  Total liabilities and shareholders' equity    $  551,540       $  616,043
                                                ==========       ==========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                                      (Unaudited)
                                       Three months ended      Six months ended
                                            June 30                June 30
                                      -------------------    -------------------
                                      1997       1996        1997       1996
                                      --------   --------    --------   --------
Revenues                              $230,263   $310,623    $466,925   $602,931

Costs and expenses:
 Cost of products sold                 166,079    235,715     340,246    464,148
 Selling, general and administrative    41,841     49,934      87,230     96,876
 Goodwill/Intangible amortization          818      1,788       1,780      3,665
 Minority and equity interests              67    (1,690)          97    (2,583)
 Restructuring charge                        -     10,255           -     12,679
                                      --------   --------    --------   --------
Operating income                      $ 21,458   $ 14,621    $ 37,572   $ 28,146
Other expense (income), net              (458)        640    (66,194)        745
Interest expense, net                    2,924      8,292       7,252     17,106
                                      --------   --------    --------   --------
Income before income taxes            $ 18,992   $  5,689    $ 96,514   $ 10,295
Provision for income taxes               7,027      2,162      49,844      4,004
                                      --------   --------    --------   --------
Income before extraordinary item      $ 11,965   $  3,527    $ 46,670   $  6,291
Extraordinary item, net of tax               -      (379)    (10,330)      (379)
                                      --------   --------    --------   --------
Net income                            $ 11,965   $ 3,148     $ 36,340   $  5,912
                                      ========   ========    ========   ========

Income (loss) per share:
 Before extraordinary item            $   0.88   $   0.26    $   3.33   $   0.46
 Extraordinary item, net of tax           -        (0.03)      (0.74)     (0.03)
                                      --------   --------    --------   --------
 Net income                           $   0.88   $   0.23    $   2.59   $   0.43
                                      ========   ========    ========   ========

Dividends per share                     $    -   $   0.10    $   0.10   $   0.20
Weighted average number of
 common shares outstanding              13,670     13,829      14,040     13,686

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                             (Unaudited)
                                                          Six Months Ended
                                                               June 30
                                                         1997           1996
                                                      ----------     ---------
Cash flows from operating activities:
Net income from operating activities                  $   36,340     $   5,912
Adjustments to reconcile net income to net
   cash from operating activities -
Extraordinary loss                                        10,330           379
Depreciation and amortization                             13,325        21,469
Minority and equity interests                                 97       (2,583)
Restructuring charge                                           -        12,679
Gain on sale of business, net of taxes                  (31,160)             -
Compensation recognized under employee stock plan          2,033         2,256
Deferred taxes                                             8,078         3,152
Change  in  operating   assets  and  liabilities
 (net of effect of acquired businesses):
 Receivables                                            (41,120)      (38,134)
 Inventories                                            (12,904)        12,505
 Prepaid and other assets                                (5,060)         2,238
 Accounts payable and accrued liabilities                (7,714)        24,537
 Income taxes payable                                    (7,326)         1,112
 Long-term liabilities                                       292         (564)
Other, net                                                 1,165       (3,709)
                                                      ----------     ---------
Net cash provided by (used by) operating activities   $ (33,624)     $  41,249
Cash flows from investing activities:
Proceeds from sale of business                        $  223,000     $       -
Investments in businesses                                (5,109)             -
Capital expenditures                                    (10,575)       (7,845)
                                                      ----------     ---------
Net cash provided by (used by) investing activities   $  207,316     $ (7,845)
Cash flows from financing activities:
Net payments under debt agreements                    $ (36,358)     $(20,373)
Payment of costs related to debt extinguishment         (16,397)         (611)
Shares purchased in tender offer                       (120,207)             -
Net shares sold under stock option plan                    3,728         3,871
Dividends paid                                           (1,424)       (2,799)
                                                      ----------     ---------
Net cash used by financing activities                 $(170,658)     $(19,912)
Effect of exchange rate changes on cash                     487              -
                                                      ----------     ---------
Net increase in cash and temporary investments        $    3,521     $  13,492
Cash and temporary investments, beg. of period            12,312        17,069
                                                      ----------     ---------
Cash and temporary investments, end of period         $   15,833     $  30,561
                                                      ==========     =========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1997 (Unaudited)

1. The interim financial statements reflect the adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Adjustments are of a normal recurring nature.

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

2.   Information regarding the company's segments was as follows:

                                      Three months              Six months
                                      ended June 30            ended June 30
                                     1997        1996        1997        1996
                                   -------     -------     -------     -------
                                       (in millions)

Revenues:
 Service Solutions                 $ 162.1     $ 174.1     $ 305.9     $ 330.7
 Original Equipment Components        68.1       136.5       161.0       272.2
                                   -------     -------     -------     -------
  Total                            $ 230.2     $ 310.6     $ 466.9     $ 602.9
                                   =======     =======     =======     =======

Operating income (loss):
 Service Solutions                 $  17.6     $  11.0     $  27.7     $  18.0
 Original Equipment Components         9.6         9.3        21.2        20.8
 General Corporate                   (5.7)       (5.7)      (11.3)      (10.7)
                                   -------     -------     -------     -------
   Total                           $  21.5     $  14.6     $  37.6     $  28.1
                                   =======     =======     =======     =======

Capital expenditures:
 Service Solutions                 $   1.4     $   0.9     $   2.9     $   1.4
 Original Equipment Components         4.2         2.3         7.4         6.1
 General Corporate                     0.1         0.1         0.3         0.3
                                   -------     -------     -------     -------
  Total                            $   5.7     $   3.3     $  10.6     $   7.8
                                   =======     =======     =======     =======

Depreciation and amortization:
 Service Solutions                 $   2.8     $   3.4     $   5.5     $   6.9
 Original Equipment Components         3.2         6.8         7.3        13.7
 General Corporate                     0.1         0.5         0.5         0.9
                                   -------     -------     -------     -------
  Total                            $   6.1     $  10.7     $  13.3     $  21.5
                                   =======     =======     =======     =======

                                   June 30   December 31
                                     1997        1996
                                   -------     -------
Identifiable Assets:
 Service Solutions                 $ 334.5     $ 291.5
 Original Equipment Components       145.9       271.5
 General Corporate                    71.1        53.0
                                   -------     -------
  Total                            $ 551.5     $ 616.0
                                   =======     =======

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1997 (Unaudited)

3. On February 7, 1997, the company completed the sale of substantially all of the assets and rights used in the manufacture and distribution of piston rings and cylinder liners, known as the Sealed Power Division ("SPD"). The sale to Dana Corporation was for $223 million gross cash proceeds. SPD included the accounts of Sealed Power, a U.S. division, SP Europe Limited Partnership, 70% owned, Allied Ring Corporation, 50% owned, and Promec, 40% owned. In addition, the buyer assumed substantially all of the liabilities and obligations of the business, excluding liabilities relating to income and other taxes, certain liabilities arising outside the ordinary course of business, debt, and certain employee related liabilities. The transaction includes a ten-year noncompetition agreement precluding the company from competing with SPD. The company recorded a pretax gain of $71.9 million (included in other expense (income), net), or $31.2 million after-tax on the transaction.

     The accompanying consolidated condensed financial statements include the results of SPD through February 7, 1997, and the results of the Hy-Lift division through November 1, 1996, their dates of disposition. The following unaudited proforma first six months 1997 and 1996 selected financial data reflects the disposition of these divisions as if they had occurred as beginning of the periods, respectively. The unaudited proforma selected results of operations do not purport to represent what the company's results of operations would actually have been had the dispositions in fact occurred as of January 1, 1997, or January 1, 1996, or project the results for any future date or period.


                                            Six months ending June 30,
                                   1997        Proforma Adj.               1997         1996
                                             ---------------
                                 Reported  Divested   Other   Proforma  Proforma
      (in millions, except per share)
     Revenues                   $ 466.9   $(23.5)             $ 443.4   $ 457.9
     Cost of products sold        340.2    (19.6)               320.6     334.4
                                -------   -------             -------   -------
     Gross margin               $ 126.7   $ (3.9)             $ 122.8   $ 123.5
     SG&A                          87.2     (1.0)                86.2      89.0
     Goodwill/intangible amort.     1.8     (0.2)                 1.6       2.8
     Minority and equity            0.1       -                   0.1      (0.5)
     Restructuring charges           -        -                    -        8.5
                                -------   -------             -------   -------
     Operating income           $  37.6   $ (2.7)             $  34.9   $  23.7
     Other (income) expense       (66.2)      -      (71.9)(a)    5.7        .7
     Interest expense, net          7.3       -        1.0 (b)    6.3      13.9
                                -------   -------   -------   -------   -------
     Income before income taxes $  96.5   $ (2.7)   $(70.9)   $  22.9   $   9.1
     Provision for income taxes    49.8     (1.0)    (40.3)(c)    8.5       3.4
                                -------   -------   -------   -------   -------
     Income (d)                 $  46.7   $ (1.7)   $(30.6)   $  14.4   $   5.7
                                =======   =======   ======    =======   =======
     Income per share           $  3.33                       $  1.03   $  0.42
     Weighted average number
      of shares                    14.0                          14.0      13.7

     (a)    Adjustment to exclude the gain on the sale of SPD.
     (b) Adjustment to interest expense, net, assuming the use of net proceeds to reduce revolving credit and other debt.
     (c) Adjustment to income tax expense to reflect an effective tax rate of 37% in 1997 and 38% in 1996.
     (d)    Income excludes extraordinary item, net of taxes.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1997 (Unaudited)

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

     The tender offer expired on April 9, 1997 and $126,734,000 of the Notes were tendered. The company paid for these Notes on April 14, 1997. As a result of the company's irrevocable agreement with note holders tendering as of March 25 1997, the company recorded an extraordinary first quarter pretax charge of $16.4 million, or $10.3 million after-tax, for the cost to repurchase the notes.

6. On April 10, 1997, a Dutch Auction self-tender offer was announced for the purchase of up to 2.7 million common shares of the company at a price ranging from $48 to $56 per share. This tender offer expired on May 8, 1997 and 2.147 million shares were purchased at $56 per share. The purchase of common stock tendered was financed with the revolving credit agreement. Had the self-tender offer and related financing been completed as of the beginning of the applicable year, six months 1997 net income would have been approximately $34.6 million, or $2.70 per share and six months 1996 net income would have been approximately $3.6 million, or $.31 per share.

7.   During the first quarter of 1997,  the company  terminated  its practice of selling undivided fractional interests in domestic trade accounts receivable. At December 31, 1996, approximately $26 million of accounts receivable had been sold under this practice.

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

Results of Operations

Consolidated:

                                         Three months ended    Six months ended
                                             June 30,              June 30,
                                       ------------------    ------------------
                                         1997       1996       1997       1996
                                       -------    -------    -------    -------
                                                   (in millions)
    Revenues:
        Service Solutions              $ 162.1    $ 174.1    $ 305.9    $ 330.7
        Original Equipment Components     68.1      136.5      161.0      272.2
                                       -------    -------    -------    -------
          Total                        $ 230.2    $ 310.6    $ 466.9    $ 602.9
                                       =======    =======    =======    =======
    Operating income (loss):
        Service Solutions              $  17.6    $  11.0    $  27.7    $  18.0
        Original Equipment Components      9.6        9.3       21.2       20.8
        General corporate expense         (5.7)      (5.7)     (11.3)     (10.7)
                                       -------    -------    -------    -------
          Total                        $  21.5    $  14.6    $  37.6    $  28.1

    Other expense (income), net           (0.5)       0.6      (66.2)       0.7
    Interest expense, net                  3.0        8.3        7.3       17.1
                                       -------    -------    -------    -------
    Income before income taxes         $  19.0    $   5.7    $  96.5    $  10.3
    Provision for income taxes             7.0        2.2       49.8        4.0
                                       -------    -------    -------    -------
    Income before extraordinary item   $  12.0    $   3.5    $  46.7    $   6.3
    Extraordinary item, net of tax           -       (0.4)     (10.3)      (0.4)
                                       -------    -------    -------    -------
    Net income                         $  12.0    $   3.1    $  36.4    $   5.9
                                       =======    =======    =======    =======

    Capital expenditures                                     $  10.6    $   7.8
    Depreciation and amortization                               13.3       21.5

                                      June 30, 1997       December 31, 1996
                                                 (in millions)
    Identifiable assets                $    551.5            $    616.0

     General corporate expenses and other consolidated items that are not allocated to the segments are explained below, followed by segment information.

Second Quarter 1997 vs. Second Quarter 1996

General Corporate expense
     The second quarter of 1997 expense was comparable to the second quarter of 1996.

Other expense (income), net
     These expense and income items represent expenses and income not included in the determination of operating results and include gains or losses on currency exchange, translation gains or losses of financial statements in highly inflationary countries, fees incurred on the sale of accounts receivable under the company's accounts receivable securitization program (discontinued during the first quarter of 1997), gains or losses on the sale of fixed assets, and unusual non-operational gains or losses.

Interest Expense, net
     Second quarter 1997 interest expense was less than the second quarter 1996 interest expense due to lower debt levels and interest rates.

Provision for Income Taxes
     The effective income tax rate for the second quarter of 1997 was 37% which represents the company's current estimated rate for the year.

Extraordinary item, net of taxes
     In the second quarter of 1996, the company recorded a pretax charge of $0.6 million, $0.4 million after-tax, to reflect the costs to repurchase $8.3 million of its 11 3/4% Senior Subordinated Notes.

First Six Months of 1997 vs. First Six Months of 1996

General Corporate expense
     The first six months of 1997 expense was comparable to the first six months of 1996.

Other expense (income), net
     In the first quarter of 1997, the company completed the sale of the Sealed Power division to Dana Corporation for $223 million in cash. The company recorded a $71.9 million gain on the sale ($31.2 million after-tax). The results of operations of Sealed Power are included in the company's consolidated results through the date of divestiture, February 7, 1997.

     First six months 1997 includes a $6.5 million charge for estimated costs of pending litigation with Snap-on Incorporated. These costs reflect future legal costs to defend this litigation through its conclusion.

Interest Expense, net
     First six months 1997 interest expense was less than the first six months 1996 interest expense due to lower debt levels.

Provision for Income Taxes
     The overall income tax provision includes $40.7 million provided on the sale of the Sealed Power division. Without this item, the effective income tax rate for the first six months of 1997 was 37% which represents the company's current estimated rate for the year.

Extraordinary item, net of taxes
     In the first six months of 1997, the company recorded a pretax charge of $16.4 million, $10.3 million after-tax, to reflect the costs to repurchase $126.7 million of its 11 3/4% Senior Subordinated Notes tendered pursuant to the company's irrevocable tender offer for these notes.

Service Solutions (formerly Specialty Service Tools):

                                          Three months ended    Six months ended
                                             June 30,              June 30,
                                       ------------------    ------------------
                                         1997       1996       1997       1996
                                       -------    -------    -------    -------
                                                   (in millions)
    Revenues.........................  $ 162.1    $ 174.1    $ 305.9    $ 330.7
    Gross Profit.....................     50.8       54.4       96.3       99.3
      % of revenues..................     31.3%      31.2%      31.5%      30.0%
    Selling, general & administrative     32.6       36.4       67.5       70.7
      % of revenues..................     20.1%      20.9%      22.1%      21.4%
    Goodwill/intangible amortization.      0.6        1.1        1.1        2.2
    Minority and equity interests....       -        (0.2)        -        (0.1)
    Restructuring charge.............       -         6.1         -         8.5
                                       -------    -------    -------    -------
    Operating income.................  $  17.6    $  11.0    $  27.7    $  18.0
                                       =======    =======    =======    =======

    Capital expenditures.............                        $   2.9    $   1.4
    Depreciation and amortization....                            5.5        6.9

                                     June 30, 1997       December 31, 1996
                                                 (in millions)
    Identifiable assets..............  $  334.5              $  291.5

Second Quarter 1997 vs. Second Quarter 1996

Revenues
     Second quarter 1997 revenues decreased $12.0 million, or 6.9%, from the second quarter of 1996. The most significant reason for the lower revenues was that 1996 included approximately $12 million in dealer equipment sales to one customer. Second quarter 1997 revenues included approximately $12 million of sales due to the consolidation of JATEK and the purchase of A.R. Brasch. Offsetting these incremental 1997 sales, were lower sales of essential program tools and diagnostic and wheel service equipment.

Gross margin
     Second quarter 1997 gross margin of 31.3% was comparable to the 31.2% gross margin in 1996. Second quarter 1997 gross margin was impacted by general revenue mix towards lower margin product sold during the quarter. Second quarter 1996 gross margin was low due to the significant dealer equipment sales which have a relatively low (less than 15%) gross margin. Also, productivity improvements and cost reductions from the 1996 restructuring increased the 1997 gross margin.

Selling, General and Administrative ("SG&A")
     Second quarter 1997 SG&A expense was $32.6 million, or 20.1% of revenues, compared to $36.4 million, or 20.9% of revenues, in 1996. The lower SG&A spending was primarily due to lower revenues and reduced incentive compensation expense.

Goodwill/Intangible Amortization
     Second quarter of 1997 expense was lower than 1996 primarily due the company's recording of an impairment of certain goodwill during the fourth quarter of 1996.

Minority and equity interests
     In 1996, this line represented the equity (earnings) or losses of JATEK, previously 50% owned. Effective the beginning of 1997, the company acquired an additional 30% of JATEK and its results are now consolidated. Beginning in 1997, the 20% minority interest in JATEK's results is reflected in this line.

Restructuring Charge
     During 1996, the company incurred $6.1 million of restructuring costs to consolidate five Specialty Service Tool divisions into two divisions.

Operating Income
     1997 second quarter operating income of $17.6 million compares to second quarter 1996 operating income of $17.1 million, excluding the $6.1 million restructuring charge in 1996. The increase was primarily attributable to cost reductions and reduced goodwill amortization.

First Six Months of 1997 vs. First Six Months of 1996

Revenues
     First six months 1997 revenues decreased $24.8 million, or 7.5%, from the first six months of 1996. The most significant reason for the lower revenues was that 1996 included approximately $32 million in dealer equipment sales to one customer. First six months 1997 revenues include approximately $19 million of sales due to the consolidation of JATEK and the purchase of A.R. Brasch. Offsetting these incremental 1997 sales, were lower sales of essential program tools and diagnostic and wheel service equipment.

Gross margin
     First six months 1997 gross margin of 31.5% was higher than the 30.0% gross margin in 1996. The increase in the gross margin was a direct result of the significant dealer equipment sales in 1996, which have a relatively low gross margin. Also, productivity improvements and cost reductions from the 1996 restructuring increased the 1997 gross margin.

Selling, General and Administrative ("SG&A")
     First six months 1997 SG&A expense was $67.5 million, or 22.1% of revenues, compared to $70.7 million, or 21.4% of revenues, in 1996. The lower SG&A spending was primarily due to lower revenues and reduced incentive compensation expense. Additionally, the significant dealer equipment sales in the first six months of 1996 had relatively low SG&A costs, which lowered the 1996 SG&A percent to revenues.

Goodwill/Intangible Amortization
     First six months of 1997 expense was lower than 1996 primarily due the company's recording of an impairment of certain goodwill during the fourth quarter of 1996.

Minority and equity interests
     In 1996, this line represented the equity (earnings) or losses of JATEK, previously 50% owned. Effective the beginning of 1997, the company acquired an additional 30% of JATEK and its results are now consolidated. Beginning in 1997, the 20% minority interest in JATEK's results is reflected in this line.

Restructuring Charge
     During 1996, the company incurred $8.5 million of restructuring costs to consolidate five Specialty Service Tool divisions into two divisions.

Operating Income
         1997 first six months operating income of $27.7 million compares to first six months 1996 operating income of $26.5 million, excluding the $8.5 million restructuring charge in 1996. The increase was primarily attributable to cost reductions and reduced goodwill amortization.

Capital Expenditures
         First six months 1997 capital expenditures were $2.9 million compared to first six months of 1996 capital expenditures of $1.4 million. Capital expenditures for 1997 are expected to approximate $12 million. Starting in 1997, the company has begun implementation of a new business system designed to improve systems capabilities at its worldwide Service Solutions businesses.

Identifiable Assets
         Identifiable assets at June 30, 1997 increased approximately $43 million from year-end 1996 and included the increase due to the purchase of A.R. Brasch and the consolidation of JATEK. The balance of the increase was predominately in receivables and inventories. The increase in receivables was a result of higher revenues in May and June of 1997 compared to November and December of 1996. The increase in inventories was a result of a buildup of inventory to support third quarter business activity.

Original Equipment Components:

                                          Three months ended    Six months ended
                                             June 30,              June 30,
                                       ------------------    ------------------
                                         1997       1996       1997       1996
                                       -------    -------    -------    -------
                                                   (in millions)
    Revenues.........................  $  68.1    $ 136.5    $ 161.0    $ 272.2
    Gross Profit.....................     13.4       20.4       30.4       39.4
      % of revenues..................     19.7%      14.9%      18.9%      14.5%
    Selling, general & administrative      3.5        7.7        8.4       15.4
      % of revenues..................      5.1%       5.6%       5.2%       5.7%
    Goodwill/intangible amortization.      0.3        0.7        0.7        1.5
    Minority and equity interests....      0.0       (1.5)       0.1       (2.5)
    Restructuring charge ............       -         4.2         -         4.2
                                       -------    -------    -------    -------
    Operating income.................  $   9.6    $   9.3    $  21.2    $  20.8
                                       =======    =======    =======    =======

    Capital expenditures.............                        $   7.4    $   6.1
    Depreciation and amortization....                            7.3       13.7

                                     June 30, 1997       December 31, 1996
                                                 (in millions)
    Identifiable assets..............  $  145.9              $  271.5

Second Quarter 1997 vs. Second Quarter 1996

Revenues
     Second quarter 1997 revenues were down $68.4 million from the second quarter 1996 revenues due to the divestitures of the Sealed Power and Hy-Lift divisions. The second quarter of 1996 includes $70.5 million of revenues from Sealed Power and Hy-Lift.

Gross Profit
     Second quarter 1997 gross margin of 19.7% compares favorably to the second quarter 1996 gross margin of 14.9%. The increase was due to the disposal of Hy-Lift and Sealed Power, both lower margin businesses.

Selling, General and Administrative ("SG&A")
     SG&A was $3.5 million, or 5.1% of revenues, in the second quarter of 1997 compared to $7.7 million, or 5.6% of revenues, in 1996, reflecting continuing cost containment efforts and the effect of the divestitures.

Goodwill/Intangible Amortization
     Goodwill and intangible amortization expense was lower in 1997 due to the sale of Sealed Power.

Minority and equity interests
     In 1996, minority and equity interests reflected the equity earnings of Promec and Allied Ring Corporation (both sold as part of the Sealed Power divestiture in February 1997) and IBS Filtran, 50% owned during 1996. In 1997, this amount represents the 40% minority interest in IBS Filtran's results. The company acquired an additional 10% of IBS Filtran as of the beginning of 1997 and is now consolidating its results.

Operating Income
     Second quarter 1997 operating income was $9.6 million compared to $9.3 million in the second quarter of 1996. The second quarter of 1996 included a $4.2 million restructuring charge for an early retirement program at the Sealed Power division.

First Six Months of 1997 vs. First Six Months of 1996

Revenues
     First six months 1997 revenues were down $111.2 million from the first six months of 1996 due to the divestitures of the Sealed Power and Hy-Lift divisions. The first six months of 1997 includes $23.5 million of revenues from Sealed Power and the first six months of 1996 includes $145.0 million of revenues from Sealed Power and Hy-Lift.

Gross Profit
     First six months 1997 gross margin of 18.9% compares favorably to the first six months 1996 gross margin of 14.5%. The increase was due to the disposal of Hy-Lift and Sealed Power, both lower margin businesses.

Selling, General and Administrative ("SG&A")
     SG&A was $8.4 million, or 5.2% of revenues, in the first six months of 1997 compared to $15.4 million, or 5.7% of revenues, in 1996, reflecting continuing cost containment efforts and the effect of the divestitures.

Goodwill/Intangible Amortization
     Goodwill and intangible amortization expense was lower in 1997 due to the sale of Sealed Power.

Minority and equity interests
     In 1996, minority and equity interests reflected the equity earnings of Promec and Allied Ring Corporation (both sold as part of the Sealed Power divestiture in February 1997) and IBS Filtran, 50% owned during 1996. In 1997, this amount represents the 40% minority interest in IBS Filtran's results. The company acquired an additional 10% of IBS Filtran as of the beginning of 1997 and is now consolidating its results.

Operating Income
     First six months 1997 operating income was $21.2 million compared to $20.8 million in the first six months of 1996.

Capital Expenditures
     Capital expenditures in the first six months of 1997 were $7.4 million and $6.1 million in the first six months of 1996. Capital expenditures for 1997 are expected to approximate $15 million and will be focused upon certain capacity expansions, cost reductions and maintenance of the operations.

Identifiable Assets
     Identifiable assets decreased approximately $126 million from year-end 1996 reflecting the sale of Sealed Power.

Liquidity and Financial Condition

     The company's liquidity needs arise primarily from capital investment in equipment, working capital requirements to support business growth initiatives and to meet debt service obligations. Management believes that operations and the credit arrangements will be sufficient to supply funds needed by the company in 1997.

Cash Flow

                                            Six months ended June 30,
                                              1997             1996
                                                  (in millions)
         Cash flow from:
           Operating activities......     $   (33.6)         $    41.2
           Investing activities......         207.3               (7.8)
           Financing activities......        (170.2)             (19.9)
                                          ---------          ---------
            Net Cash Flow............     $     3.5          $    13.5
                                          =========          =========

     Cash flow from operating activities in the first six months of 1997 was an outflow of $33.6 million. The 1997 cash outflow includes the $26 million effect of terminating the accounts receivable securitization program during the first quarter. The 1997 outflow also includes additional increases in accounts receivable and increases in inventory totaling $28 million. The company has accelerated its efforts to reduce current inventory levels of engine diagnostic and wheel service equipment within Service Solutions. Such inventory has a carrying value of approximately $45 million at June 30, 1997. The success of this inventory reduction effort is dependent upon the timing of many factors, including new product technology, migration to lower priced hand-held equipment, new product introductions (including product developed with Hewlett-Packard Company), and competition for customer demand given various gas emissions programs.

     Cash flow from investing activities during the first six months of 1997 includes the $223 of cash received on the sale of Sealed Power, offset by $5.1 million invested in A.R. Brasch, and in IBS Filtran (acquired additional 10% ownership) and capital expenditures of $10.6 million. Capital expenditures of $7.8 million were made in 1996. Capital expenditures for 1997 should approximate $27 million for the year.

     Cash flow from financing activities during the first six months of 1997 reflects the company's first quarter dividend payment (now discontinued), shares sold under the stock option plan, $16.4 million of extinguishment costs paid in the second quarter to repurchase $126.7 million of 11 3/4% senior subordinated notes, $120.2 million to purchase 2.147 million shares in the "Dutch" auction, and a $36.4 million reduction in borrowings.

Total Debt

         During the first six months of 1997, the company completed a new financial capital plan. This plan included:

     1. A tender offer, dated March 11, 1997, to purchase all outstanding 11 3/4% Senior Subordinated Notes. This tender offer expired April 9, 1997 and $126.7 million of the notes were purchased. The company used existing cash and cash equivalents and its revolving credit facility to fund the purchase of the notes.

     2. Obtained a new $400 million unsecured revolving credit agreement on May 7, 1997 with a syndicate of banks. The agreement provides debt capacity for business operations, acquisitions, and the repurchase of common stock.

     3. Announced, on April 10, 1997, a Dutch Auction self-tender offer for up to 2.7 million common shares of the company at a price ranging from $48 to $56 per share. This tender offer expired on May 8, 1997 and 2.147 million shares were repurchased at $56 per share. The purchase of the common stock tendered was financed with the new revolving credit agreement.

     4. Concurrent with the announcement of the Dutch Auction, the company announced the elimination of the quarterly cash dividend. The company has authorized up to 750,000 shares of common stock to be prospectively purchased in the open market if future distributions to shareholders are deemed appropriate by management.

     At June 30, 1997, the following summarizes the debt outstanding and unused credit availability:

                                     Total         Amount       Unused Credit
                                   Commitment    Outstanding     Availability
                                                (in millions)
     New revolving credit........  $    400.0    $     168.1    $      215.5(a)
     Swingline loan facility.....         5.0             -              5.0
     Senior subordinated notes...         1.7            1.7              -
     Industrial revenues bonds...        15.1           15.1              -
     Other.......................        14.7           12.5             2.2
                                   ----------    -----------    ------------
       Total debt................  $    436.5    $     197.4    $      222.7
                                   ==========    ============   ============

     (a)   Decreased  by  $16.4  million  of  facility   letters  of  credit
           outstanding at June 30, 1997, which reduce the unused credit availability.

     The company is required to maintain compliance with restrictive covenants contained in the revolving credit agreement. Under the most restrictive financial covenants, the company is required to maintain the following ratios:

         (1) Maintain a Debt - EBITDA Ratio less than 3.75 to 1.0 for fiscal quarters ending June, September and December of 1997, a ratio less than 3.5 to 1.0 for fiscal quarters ending March, June and September of 1998, and a ratio less than 3.0 to 1.0 less thereafter. At June 30,1997, the ratio was 2.16 to 1.0.
         (2) Maintain a Fixed Charge Coverage Ratio greater than 1.5 to 1.0 for fiscal quarters ending in June and September of 1997, a ratio greater than 1.75 to 1.0 for fiscal quarters ending December 1997 and March, June, and September of 1998, and a ratio greater than
               2.0 to 1.0  thereafter.  At June 30, 1997,  the ratio was 2.61 to
               1.0.

     Management believes that the unused credit availability on the revolving credit facility is sufficient to meet operational cash requirements, working capital requirements and capital expenditures for 1997. Aggregate future maturities of total debt are not material for the next five years. The revolving credit agreement will expire in 2002 and borrowings on the revolver would become due, however, management believes that the revolving credit agreement would likely be extended or that alternate financing will be available to the company.

Other Matters

     The company continues to review and assess potential acquisition candidates. The objective to grow the company includes acquisitions within Service Solutions to expand service and product offerings, and, potentially, complementary acquisitions within Original Equipment Components. Additionally, the company could consider an acquisition not directly related to either segment. At this time, the company is not in a position to comment on the status of any specific acquisition investigation.

     As of the end of 1997, the company must adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This standard will require presentation of basic and diluted earnings per share information instead of the current primary and fully diluted earnings per share required by APB Opinion No.15. The company's review indicates that the new basic earnings per share would have been insignificantly higher than the reported primary earnings per share for the first six months of 1997 and 1996. This is due to the exclusion of the effect of outstanding options in the basic earnings per share computation versus the primary earnings per share computation. The company estimates that the diluted earnings per share for the first six months of 1997 and 1996 would have been virtually the same as the reported primary earnings per share for these periods.

     Beginning in 1998, the company must adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." No. 130 will require the company to report comprehensive income as part of the consolidated financial statements. The company expects that foreign currency translation adjustments will be the principal additional item to present comprehensive income. No. 131 will require the company to report certain information about operating segments in the consolidated financials statements. The company is currently evaluating the provisions of this statement to determine its impact upon current segment disclosures.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          On May 20, 1997, the company filed with the Securities and Exchange Commission Amendment No. 1 to its Issuer Tender Offer Statement on
          Schedule 13E-4 which contains information with respect to the company's completion of the self-tender offer purchasing 2.147 million common shares of the company at a price of $56 per share.

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


                                 SPX CORPORATION
                                  (Registrant)



Date:  August 14, 1997                          By  /s/ John B. Blystone
                                                   ---------------------
                                                   John B. Blystone
                                                   Chairman, President and
                                                   Chief Executive Officer


Date:  August 14, 1997                          By  /s/ Patrick J. O'Leary
                                                   -----------------------
                                                   Patrick J. O'Leary
                                                   Vice President, Finance,
                                                   Treasurer and Chief
                                                   Financial and Accounting
                                                   Officer