Form 10-Q
period 1997-09-30
SPX CORP
filed 1997-11-12
CIK 88205

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


                                                    Yes   X            No



             Common shares outstanding October 23, 1997 - 12,560,521

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SPX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)
                                              September 30      December 31
                                                  1997             1996
                                              ------------      -----------
ASSETS
 Current assets:
 Cash and temporary investments               $   15,350       $   12,312
 Receivables                                     143,040           96,495
 Inventories                                     125,753          109,258
 Deferred income tax asset and refunds            37,408           42,208
 Net assets under agreement for sale                   -          133,795
 Prepaid and other current assets                 19,339           14,073
                                               ---------        ---------
  Total current assets                        $  340,890       $  408,141
 Investments                                           -            3,464
 Property, plant and equipment, at cost          262,811          251,310
 Accumulated depreciation                       (139,825)        (127,445)
                                               ---------        ---------
  Net property, plant and equipment           $  122,986       $  123,865
 Goodwill                                         60,737           58,665
 Other assets                                     16,283           21,908
                                               ---------        ---------
   Total assets                               $  540,896       $  616,043
                                               =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable and current maturities
  of long-term debt                           $    2,951       $    1,430
 Accounts payable                                 76,764           53,011
 Accrued liabilities                             105,491          115,016
 Income taxes payable                             32,440            4,973
                                               ---------        ---------
  Total current liabilities                   $  217,646       $  174,430
 Long-term liabilities                            91,142           92,618
 Deferred income taxes                            22,690           15,219
 Minority interest                                 1,633                -
 Long-term debt                                  193,223          227,859
 Shareholders' equity:
 Common stock                                    167,099          163,969
 Paid-in capital                                  66,237           60,756
 Retained deficit                                 (3,873)         (48,688)
 Common stock held in treasury                  (190,474)         (50,000)
 Unearned compensation                           (19,679)         (20,797)
 Cumulative translation adjustments               (4,748)             677
                                               ---------        ---------
  Total shareholders' equity                  $   14,562       $  105,917
                                               ---------        ---------
  Total liabilities and shareholders' equity  $  540,896       $  616,043
                                               =========        =========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)
                                     Three months ended     Nine months ended
                                        September 30,         September 30,
                                     ------------------     -----------------
                                        1997       1996       1997       1996
                                     ---------   --------   --------   --------
Revenues                             $ 213,672   $254,979   $680,597   $857,910
Costs and expenses:
 Cost of products sold                 152,336    191,647    492,582    655,795
 Selling, general and administrative    42,420     46,075    129,650    142,951
 Goodwill/Intangible amortization          822      1,767      2,602      5,432
 Minority and equity interests             132     (1,442)       229     (4,025)
 Restructuring charge                        -      3,204          -     15,883
                                     ---------   --------   --------   --------
Operating income                     $  17,962   $ 13,728   $ 55,534   $ 41,874
Other expense (income), net               (437)      (219)   (66,631)       526
Interest expense, net                    3,315      7,759     10,567     24,865
                                     ---------   --------   --------   --------
Income before income taxes           $  15,084   $  6,188   $111,598   $ 16,483
Provision for income taxes               5,185      2,351     55,029      6,355
                                     ---------   --------   --------   --------
Income before extraordinary item     $   9,899   $  3,837   $ 56,569   $ 10,128
Extraordinary item, net of tax               -       (774)   (10,330)    (1,153)
                                     ---------   --------   --------   --------
Net income                           $   9,899   $  3,063   $ 46,239   $  8,975
                                     =========   ========   ========   ========

Income (loss) per share:
 Before extraordinary item           $    0.80   $   0.27   $   4.17   $   0.73
 Extraordinary item, net of tax              -      (0.05)     (0.76)     (0.08)
                                     ---------   --------   --------   --------
 Net income                          $    0.80   $   0.22   $   3.41   $   0.65
                                     =========   ========   ========   ========

Dividends per share                  $       -   $   0.10   $   0.10   $   0.30
Weighted average number of
 common shares outstanding              12,406     14,209     13,547     13,881

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                           1997          1996
                                                        ---------     ---------
Cash flows from operating activities:
Net income from operating activities                    $  46,239     $   8,975
Adjustments to reconcile net income to net
   cash from operating activities -
Extraordinary loss                                         10,330         1,153
Depreciation and amortization                              19,327        31,833
Minority and equity interests                                 229       (4,025)
Restructuring charge                                            -        15,883
Gain on sale of business, net of taxes                    (31,160)            -
Compensation recognized under employee stock plan           2,872         3,303
Deferred taxes                                             17,980       (10,462)
Change in  operating  assets  and  liabilities (net
 of effect of acquired and disposed businesses):
 Receivables                                              (37,655)      (21,459)
 Inventories                                              (10,327)       16,065
 Prepaid and other assets                                  (5,353)        7,647
 Accounts payable and accrued liabilities                  (8,930)        1,473
 Income taxes payable                                     (12,912)        2,798
 Long-term liabilities                                         43          (765)
Other, net                                                    537         1,643
                                                        ---------     ---------
Net cash provided by (used by) operating activities     $  (8,780)    $  54,062
Cash flows from investing activities:
Proceeds from sale of business                          $ 223,000     $       -
Investments in businesses                                  (5,109)            -
Capital expenditures                                      (15,588)      (12,036)
                                                        ---------     ---------
Net cash provided by (used by) investing activities     $ 202,303     $ (12,036)
Cash flows from financing activities:
Net payments under debt agreements                      $ (37,504)    $ (33,522)
Payment of costs related to debt extinguishment           (16,397)       (1,860)
Common stock purchased                                   (140,474)            -
Net shares sold under stock option plan                     4,736         4,947
Dividends paid                                             (1,424)       (4,114)
                                                        ---------     ---------
Net cash used by financing activities                   $(191,063)    $ (34,549)
Effect of exchange rate changes on cash                       578           693
                                                        ---------     ---------
Net increase in cash and temporary investments          $   3,038     $   8,170
Cash and temporary investments, beg. of period             12,312        17,069
                                                        ---------     ---------
Cash and temporary investments, end of period           $  15,350     $  25,239
                                                        =========     =========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 (Unaudited)

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

2.   Information regarding the company's segments was as follows:

                                    Three months           Nine months
                                ended September 30,    ended September 30,
                                1997        1996        1997        1996
                               -------     -------     -------     -------
                                               (in millions)
Revenues:
 Service Solutions             $ 151.0     $ 132.8     $ 456.9     $ 463.5
 Vehicle Components               62.7       122.2       223.7       394.4
                               -------     -------     -------     -------
  Total                        $ 213.7     $ 255.0     $ 680.6     $ 857.9
                               =======     =======     =======     =======
Operating income (expense):
 Service Solutions             $  15.3     $   7.9     $  43.0     $  26.0
 Vehicle Components                8.7        11.2        29.9        32.0
 General Corporate                (6.0)       (5.4)      (17.4)      (16.1)
                               -------     -------     -------     -------
  Total                       $  18.0      $  13.7     $  55.5     $  41.9
                               =======     =======     =======     =======
Capital expenditures:
 Service Solutions             $   1.3     $   1.7     $   4.2     $   3.1
 Vehicle Components                3.6         2.2        11.0         8.3
 General Corporate                 0.1         0.3         0.4         0.6
                               -------     -------     -------     -------
  Total                        $   5.0     $   4.2     $  15.6     $  12.0
                               =======     =======     =======     =======
Depreciation and amortization:
 Service Solutions             $   2.8     $   3.3     $   8.3     $  10.2
 Vehicle Components                2.9         6.7        10.2        20.4
 General Corporate                 0.3         0.3         0.8         1.2
                               -------     -------     -------     -------
  Total                        $   6.0     $  10.3     $  19.3     $  31.8
                               =======     =======     =======     =======

                            September 30, December 31,
                                1997        1996
                               -------     -------
Identifiable Assets:
 Service Solutions             $ 325.0     $ 291.5
 Vehicle Components              148.8       271.5
 General Corporate                67.1        53.0
                               -------     -------
  Total                        $ 540.9     $ 616.0
                               =======     =======

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 (Unaudited)

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

     The accompanying consolidated condensed financial statements include the results of SPD through February 7, 1997, and the results of the Hy-Lift division through November 1, 1996, their dates of disposition. The following unaudited proforma first nine months 1997 and 1996 selected financial data reflects the disposition of these divisions as if they had occurred as of the beginning of the periods, respectively. The unaudited proforma selected results of operations do not purport to represent what the company's results of operations would actually have been had the dispositions in fact occurred as of January 1, 1997, or January 1, 1996, or project the results for any future date or period.

                                      Nine months ending September 30,
                                                  1997
                                           Proforma Adj.                  1996
                               Reported  Divested   Other     Proforma  Proforma
                                        (in millions, except per share)
     Revenues                    $ 680.6  $(23.5)              $ 657.1  $ 648.8
     Cost of products sold         492.6   (19.6)                473.0    469.6
                                 -------  ------               -------  -------
     Gross margin                $ 188.0  $ (3.9)              $ 184.1  $ 179.2
     SG&A                          129.7    (1.0)                128.7    130.6
     Goodwill/intangible amort.      2.6    (0.2)                  2.4      4.1
     Minority and equity             0.2       -                   0.2     (0.6)
     Restructuring charges             -       -                     -     11.7
                                 -------  ------               -------  -------
     Operating income            $  55.5  $ (2.7)              $  52.8  $  33.4
     Other (income) expense        (66.6)      -     (71.9)(a)     5.3       .4
     Interest expense, net          10.6       -       1.0 (b)     9.6     20.1
                                 -------  ------   -------     -------  -------
     Income before income taxes  $ 111.5  $ (2.7)  $ (70.9)    $  37.9  $  12.9
     Provision for income taxes     55.0    (1.0)    (40.3)(c)    13.7      4.9
                                 -------  ------   -------     -------  -------
     Income (d)                  $  56.5  $ (1.7)  $ (30.6)    $  24.2  $   8.0
                                 =======  ======   =======     =======  =======
     Income per share            $  4.17                       $  1.79  $  0.58
     Weighted average number
      of shares                     13.5                          13.5     13.9

     (a)  Adjustment to exclude the gain on the sale of SPD.
     (b) Adjustment to interest expense, net, assuming the use of net proceeds to reduce revolving credit and other debt.
     (c) Adjustment to income tax expense to reflect an effective tax rate of 36% in 1997 and 38% in 1996.
     (d)  Income excludes extraordinary item, net of taxes.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 (Unaudited)

4. During the first quarter of 1997, the company recorded a $6.5 million charge ($4.2 million after-tax) in other expense (income), net. This charge reflects anticipated future legal costs associated with the ongoing litigation with Snap-on Incorporated.

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

6. On April 10, 1997, a Dutch Auction self-tender offer was announced for the purchase of up to 2.7 million common shares of the company at a price ranging from $48 to $56 per share. This tender offer expired on May 8, 1997 and 2.147 million shares were purchased at $56 per share. The purchase of common stock tendered was financed with the revolving credit agreement. Had the self-tender offer and related financing been completed as of the beginning of the applicable year, nine months 1997 net income would have been approximately $44.5 million, or $3.52 per share and nine months 1996 net income would have been approximately $5.6 million, or $.48 per share.

     An additional 376,100 common shares were purchased after May 8, 1997 for approximately $20.3 million.

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

Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition

The following unaudited information should be read in conjunction with the company's unaudited consolidated financial statements and related footnotes.

Recent Developments

The company is reviewing a possible combination of certain operations within the Service Solutions segment to respond to changing customer needs, technology, and marketplace changes. These changing conditions have prompted new product technology and a migration to smaller and lower priced equipment. Accordingly, the review of Service Solution's operations will also focus on current product offerings, principally the diagnostic and wheel service lines. Management intends to complete this review during the fourth quarter of 1997 and will decide upon a plan of action. This plan may require a fourth quarter charge for the operational combination. An additional charge may be necessary for the impaired carrying value of certain prior-generation inventory that may result from a management decision to accelerate the introduction of new technology/products or to change the manner in which the company meets customer needs in this segment.

The company is participating in an alliance that is developing a comprehensive set of technical standards to allow the integration of computer-based, repair shop products by vehicle service providers. These standards are called PASSPORT(TM) and will provide an open architecture for networking of computer-based products, including diagnostics, wheel alignment, repair information systems and point-of-sale systems. The standards will be available in early 1998 to all suppliers of computer-based products and services. The alliance currently includes the company, Alldata Corporation, Anderson BDG Corporation, Hunter Engineering, Reynolds & Reynolds and Vetronix Corporation.

Results of Operations

Consolidated:
                                       Three months ended     Nine months ended
                                          September 30,        September 30,
                                       ------------------    ------------------
                                        1997        1996      1997        1996
                                       -------    -------    -------    -------
                                                     (in millions)
    Revenues:
         Service Solutions             $ 151.0    $ 132.8    $ 456.9    $ 463.5
         Vehicle Components               62.7      122.2      223.7      394.4
                                       -------    -------    -------    -------
           Total                       $ 213.7    $ 255.0    $ 680.6    $ 857.9
                                       =======    =======    =======    =======
    Operating income (loss):
         Service Solutions             $  15.3    $   7.9    $  43.0    $  26.0
         Vehicle Components                8.7       11.2       29.9       32.0
         General corporate expense       (6.0)       (5.4)     (17.4)     (16.1)
                                       -------    -------    -------    -------
           Total                       $  18.0    $  13.7    $  55.5    $  41.9

    Other expense (income), net           (0.4)      (0.3)     (66.6)       0.5
    Interest expense, net                  3.3        7.8       10.6       24.9
                                       -------    -------    -------    -------
    Income before income taxes         $  15.1    $   6.2    $ 111.5    $  16.5
    Provision for income taxes             5.2        2.4       55.0        6.4
                                       -------    -------    -------    -------
    Income before extraordinary item   $   9.9    $   3.8    $  56.5    $  10.1
    Extraordinary item, net of tax           -       (0.7)     (10.3)      (1.1)
                                       -------    -------    -------    -------
    Net income                         $   9.9    $   3.1    $  46.2    $   9.0
                                       =======    =======    =======    =======

    Capital expenditures                                     $  15.6    $  12.0
    Depreciation and amortization                               19.3       31.8

                                   September 30, 1997         December 31, 1996
                                                  (in millions)
    Identifiable assets                 $  540.9                  $  616.0

General corporate expenses and other consolidated items that are not allocated to the segments are explained below, followed by segment information.

Third Quarter 1997 vs. Third Quarter 1996

General  Corporate  expense
The third quarter of 1997 expense was greater than the third quarter of 1996 due to higher incentive compensation costs.

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

Interest Expense, net
Third quarter 1997 interest expense was less than the third quarter 1996 interest expense due to lower debt levels and interest rates.

Provision for Income Taxes
The effective income tax rate for the third quarter of 1997 was 34.4%. The third quarter effective income tax rate included an amount to adjust the year-to-date rate (excluding unusual items) to 36%, the estimated effective income tax rate for the year.

Extraordinary item, net of taxes
In the third quarter of 1996, the company recorded a pretax charge of $1.2 million, $0.7 million after-tax, to reflect the costs to repurchase $17.3 million of its 11 3/4% Senior Subordinated Notes.

First Nine Months of 1997 vs. First Nine Months of 1996

General Corporate expense
The first nine months of 1997 expense was greater than the first nine months of 1996 due to higher incentive compensation costs.

Other expense (income), net
In the first quarter of 1997, the company completed the sale of the Sealed Power division to Dana Corporation for $223 million in cash. The company recorded a $71.9 million gain on the sale ($31.2 million after-tax). The results of operations of Sealed Power are included in the company's consolidated results through the date of divestiture, February 7, 1997. The first nine months of 1997 includes a $6.5 million charge for estimated costs of pending litigation with Snap-on Incorporated. These costs reflect future legal costs to defend this litigation through its conclusion.

Interest Expense, net
First nine months 1997 interest expense was less than the first nine months 1996 interest expense due to lower debt levels.

Provision for Income Taxes
The overall income tax provision includes $40.7 million provided on the sale of the Sealed Power division. Without this item, the effective income tax rate for the first nine months of 1997 was 36% which represents the company's current estimated effective income tax rate for the year.

Extraordinary item, net of taxes
In the first nine months of 1997, the company recorded a pretax charge of $16.4 million, $10.3 million after-tax, to reflect the costs to repurchase $126.7 million of its 11 3/4% Senior Subordinated Notes tendered pursuant to the company's irrevocable tender offer for these notes.

Service Solutions (formerly Specialty Service Tools):

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                        1997        1996      1997        1996
                                       -------    -------    -------    -------
                                                     (in millions)
    Revenues.........................  $ 151.0    $ 132.8    $ 456.9    $ 463.5
    Gross Profit.....................     48.9       45.3      145.2      144.6
      % of revenues..................     32.4%      34.1%      31.8%      31.2%
    Selling, general & administrative     33.0       33.1      100.5      103.7
      % of revenues..................     21.9%      24.9%      22.0%      22.4%
    Goodwill/intangible amortization.      0.6        1.0        1.7        3.2
    Minority and equity interests....      0.0        0.1        0.0        0.0
    Restructuring charge.............       -         3.2         -        11.7
                                       -------    -------    -------    -------
    Operating income.................  $  15.3    $   7.9    $  43.0    $  26.0
                                       =======    =======    =======    =======

    Capital expenditures.............                        $   4.2    $   3.1
    Depreciation and amortization....                            8.3       10.2

                                  September 30, 1997    December 31, 1996
    Identifiable assets.............. $  325.0             $  291.5

Third Quarter 1997 vs. Third Quarter 1996

Revenues
Third quarter 1997 revenues increased $18.2 million, or 13.7%, from the third quarter of 1996. The most significant reason for the higher revenues was improved program tool sales over 1996 and the initial impact of gas emissions sales, principally in Pennsylvania and California. Third quarter 1997 revenues also included approximately $8 million of sales due to the consolidation of JATEK and the purchase of A.R. Brasch. Offsetting these incremental 1997 sales, were lower sales of engine diagnostic and wheel service equipment and air conditioning repair tools and equipment.

Gross margin
Third quarter 1997 gross margin of 32.4% was lower than the 34.1% gross margin in 1996. Third quarter 1997 gross margin was impacted by general revenue mix towards lower margin product sold during the quarter. Also, productivity improvements and cost reductions from the 1996 restructuring increased both 1997 and 1996 gross margins.

Selling, General and Administrative ("SG&A")
Third quarter 1997 SG&A expense was $33.0 million, or 21.9% of revenues, compared to $33.1 million, or 24.9% of revenues, in 1996. The lower SG&A expense to revenues percentage reflects continuing cost controls.

Goodwill/Intangible Amortization
Third quarter of 1997 expense was lower than 1996 due to the recording of an impairment of certain goodwill during the fourth quarter of 1996.

Minority and equity interests
In 1996, this line represented the equity (earnings) or losses of JATEK, previously 50% owned. Effective the beginning of 1997, the company acquired an additional 30% of JATEK and its results are now consolidated. Beginning in 1997, the 20% minority interest in JATEK's results is reflected in this line.

Restructuring Charge
During the third quarter of 1996, the company incurred $3.2 million of restructuring costs to consolidate five Specialty Service Tool divisions into two divisions.

Operating Income
1997 third quarter operating income of $15.3 million compares to third quarter 1996 operating income of $11.1 million, excluding the $3.2 million restructuring charge in 1996. The increase was primarily attributable to higher revenues and reduced goodwill amortization.

First Nine Months of 1997 vs. First Nine Months of 1996

Revenues
First nine months 1997 revenues decreased $6.6 million, or 1.4%, from the first nine months of 1996. The most significant reason for the lower revenues was that 1996 included approximately $32 million in dealer equipment sales to one customer. First nine months 1997 revenues include approximately $27 million of sales due to the consolidation of JATEK and the purchase of A.R. Brasch. Offsetting these incremental 1997 sales, were lower sales of essential program tools, engine diagnostic and wheel service equipment, and air conditioning repair tools and equipment.

Gross margin
First nine months 1997 gross margin of 31.8% was higher than the 31.2% gross margin in 1996. The increase in the gross margin was a direct result of the significant dealer equipment sales in 1996, which have a relatively low gross margin. Also, productivity improvements and cost reductions from the 1996 restructuring increased the 1997 gross margin.

Selling, General and Administrative ("SG&A")
First nine months 1997 SG&A expense was $100.5 million, or 22.0% of revenues, compared to $103.7 million, or 22.4% of revenues, in 1996. The lower SG&A spending was primarily due to lower revenues, reduced incentive compensation expense, and cost control. Additionally, the significant dealer equipment sales in the first six months of 1996 had relatively low SG&A costs, which lowered the 1996 SG&A percent to revenues.

Goodwill/Intangible Amortization
First nine months of 1997 expense was lower than 1996 due to the recording of an impairment of certain goodwill during the fourth quarter of 1996.

Minority and equity interests
In 1996, this line represented the equity (earnings) or losses of JATEK, previously 50% owned. Effective the beginning of 1997, the company acquired an additional 30% of JATEK and its results are now consolidated. Beginning in 1997, the 20% minority interest in JATEK's results is reflected in this line.

Restructuring Charge
During 1996, the company incurred $11.7 million of restructuring costs to consolidate five Specialty Service Tool divisions into two divisions.

Operating Income
1997 first nine months operating income of $43.0 million compares to first nine months 1996 operating income of $37.7 million, excluding the $11.7 million restructuring charge in 1996. The increase was primarily attributable to cost reductions and reduced goodwill amortization.

Capital Expenditures
First nine months 1997 capital expenditures were $4.2 million compared to first nine months of 1996 capital expenditures of $3.1 million. Capital expenditures for 1997 are expected to approximate $10 million. Starting in 1997, the company has begun implementation of a new business system designed to improve systems capabilities at its worldwide Service Solutions businesses.

Identifiable Assets
Identifiable assets at September 30, 1997 increased approximately $34 million from year-end 1996 and included the increase due to the purchase of A.R. Brasch and the consolidation of JATEK. The balance of the increase was predominately in receivables and inventories. The increase in receivables was a result of higher revenues in August and September of 1997 compared to November and December of 1996. The increase in inventories was a result of a buildup of inventory to support fourth quarter business activity.

Vehicle Components (formerly Original Equipment Components:

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                        1997        1996      1997        1996
                                       -------    -------    -------    -------
                                                     (in millions)
    Revenues.........................  $  62.7    $ 122.2    $ 223.7    $ 394.4
    Gross Profit.....................     12.5       17.2       42.9       56.6
      % of revenues..................     19.9%      14.1%      19.2%      14.4%
    Selling, general & administrative      3.4        6.8       11.8       22.2
      % of revenues..................      5.4%       5.6%       5.3%       5.6%
    Goodwill/intangible amortization.      0.3        0.7        1.0        2.2
    Minority and equity interests....      0.1       (1.5)       0.2       (4.0)
    Restructuring charge ............       -          -          -         4.2
                                       -------    -------    -------    -------
    Operating income.................  $   8.7    $  11.2    $  29.9    $  32.0
                                       =======    =======    =======    =======

    Capital expenditures.............                        $  11.0    $   8.3
    Depreciation and amortization....                           10.2       20.4

                                    September 30, 1997   December 31, 1996
    Identifiable assets..............  $  148.8              $  271.5

Third Quarter 1997 vs. Third Quarter 1996

Revenues
Third quarter 1997 revenues were down $59.5 million from the third quarter 1996 revenues due to the divestitures of the Sealed Power and Hy-Lift divisions. The third quarter of 1996 included $64.0 million of revenues from Sealed Power and Hy-Lift.

Gross Profit
Third quarter 1997 gross margin of 19.9% compares favorably to the third quarter 1996 gross margin of 14.1%. The increase was due to the disposal of Hy-Lift and Sealed Power, both lower margin businesses.

Selling, General and Administrative ("SG&A")
SG&A was $3.4 million, or 5.4% of revenues, in the third quarter of 1997 compared to $6.8 million, or 5.6% of revenues, in 1996, reflecting continuing cost containment efforts and the effect of the divestitures.

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

Operating Income
Third quarter 1997 operating income was $8.7 million compared to $11.2 million in the third quarter of 1996.

First Nine Months of 1997 vs. First Nine Months of 1996

Revenues
First nine months 1997 revenues were down $170.7 million from the first nine months of 1996 due to the divestitures of the Sealed Power and Hy-Lift divisions. The first nine months of 1997 includes $23.5 million of revenues from Sealed Power and the first nine months of 1996 includes $209.0 million of revenues from Sealed Power and Hy-Lift.

Gross Profit
First nine months 1997 gross margin of 19.2% compares favorably to the first nine months 1996 gross margin of 14.4%. The increase was due to the disposal of Hy-Lift and Sealed Power, both lower margin businesses.

Selling, General and Administrative ("SG&A")
SG&A was $11.8 million, or 5.3% of revenues, in the first nine months of 1997 compared to $22.2 million, or 5.6% of revenues, in 1996, reflecting continuing cost containment efforts and the effect of the divestitures.

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

Operating Income
First nine months 1997 operating income was $29.9 million compared to $32.0 million in the first nine months of 1996. The first nine months of 1996 included a $4.2 million restructuring charge for an early retirement program at the Sealed Power division.

Capital Expenditures
Capital expenditures in the first nine months of 1997 were $11.0 million and $8.3 million in the first nine months of 1996. Capital expenditures for 1997 are expected to approximate $20 million and will be focused upon certain capacity expansions, cost reductions and maintenance of the operations.

Identifiable Assets
Identifiable assets decreased approximately $123 million from year-end 1996 reflecting the sale of Sealed Power.

Liquidity and Financial Condition

The company's liquidity needs arise primarily from capital investment in equipment, working capital requirements to support business growth initiatives and to meet debt service obligations. Management believes that operations and the credit arrangements will be sufficient to supply funds needed by the company through 1998.

Cash Flow                                   Nine months ended Sept. 30,
                                               1997              1996
                                            ----------        ---------
                                                    (in millions)
         Cash flow from:
           Operating activities......       $    (8.8)        $    54.1
           Investing activities......           202.3             (12.0)
           Financing activities......          (190.5)            (33.9)
                                            ---------         ---------
            Net Cash Flow............       $     3.0         $     8.2
                                            =========         =========

Cash flow from operating activities in the first nine months of 1997 was an outflow of $8.8 million. The 1997 cash outflow includes the $26 million effect of terminating the accounts receivable securitization program during the first quarter. The 1997 outflow also includes additional increases in accounts receivable and increases in inventory totaling $22 million. The company has accelerated its efforts to reduce current inventory levels of engine diagnostic and wheel service equipment within Service Solutions. Such inventory has a carrying value of approximately $41 million at September 30, 1997, down $4 million from June 30, 1997. The success of this inventory reduction effort is dependent upon the timing of many factors, including new product technology, migration to lower priced hand-held equipment, new product introductions (including products designed to the new PASSPORT(TM) standards), and competition for customer demand given various gas emissions programs.

Cash flow from investing activities during the first nine months of 1997 includes the $223 million of cash received on the sale of Sealed Power, offset by $5.1 million invested in A.R. Brasch, and in IBS Filtran (acquired additional 10% ownership) and capital expenditures of $15.6 million. Capital expenditures for 1997 should approximate $30 million for the year.

Cash flow from financing activities for the first nine months of 1997 reflects the company's first quarter dividend payment (see discussion below), shares sold under the stock option plan, $16.4 million of extinguishment costs paid in the second quarter to repurchase $126.7 million of 11 3/4% senior subordinated notes, $120.2 million to purchase 2.147 million shares of common stock in the "Dutch" auction, $20.3 million to purchase common stock in the open market during the third quarter, and a $37.5 million reduction in borrowings.

Total Debt

During the first nine months of 1997, the company completed a new financial capital plan. This plan included:

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

     4. Concurrent with the announcement of the Dutch Auction, the company announced the elimination of the quarterly cash dividend and that common stock would be purchased in the open market if future distributions to shareholders are deemed appropriate by management. During the third quarter of 1997, the company purchased 376,100 shares of common stock at an average purchase price of $54 per share, which have been recorded as treasury stock. At September 30, 1997, the company is authorized to purchase approximately 659,000 additional shares.

At September 30, 1997, the following summarizes the debt outstanding and unused credit availability:

                                        Total       Amount      Unused Credit
                                      Commitment  Outstanding   Availability
                                                 (in millions)
         Revolving credit facility... $    400.0   $    170.0   $    213.1(a)
         Swingline loan facility.....        5.0           -           5.0
         Senior subordinated notes...        1.7          1.7           -
         Industrial revenues bonds...       15.1         15.1           -
         Other.......................       13.8          9.4          4.4
                                      ----------   ----------   ----------
           Total debt................ $    435.6   $    196.2   $    222.5
                                      ==========   ==========   ==========

         (a)   Decreased  by  $16.9  million  of  facility   letters  of  credit
               outstanding at September 30, 1997, which reduce the unused credit availability.

The company is required to maintain compliance with restrictive covenants contained in the revolving credit agreement. Under the most restrictive financial covenants, the company is required to maintain the following ratios:

         (1) Maintain a Debt - EBITDA Ratio less than 3.75 to 1.0 for fiscal quarters ending September and December of 1997, a ratio less than
               3.5 to 1.0 for fiscal quarters ending March, June and September of 1998, and a ratio less than 3.0 to 1.0 thereafter. At September 30,1997, the ratio was 2.24 to 1.0.
         (2) Maintain a Fixed Charge Coverage Ratio greater than 1.5 to 1.0 for the fiscal quarter ending in September of 1997, a ratio greater than 1.75 to 1.0 for fiscal quarters ending December 1997 and March, June, and September of 1998, and a ratio greater than
               2.0 to 1.0 thereafter. At September 30, 1997, the ratio was 2.95 to 1.0.

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

Other Matters

The company continues to review and assess potential acquisition candidates. The objective to grow the company includes acquisitions within Service Solutions to expand service and product offerings, and, potentially, complementary acquisitions within Vehicle Components. Additionally, the company could consider an acquisition not directly related to either segment. At this time, the company is not in a position to comment on the status of any specific acquisition investigation.

As of the end of 1997, the company must adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This standard will require presentation of basic and diluted earnings per share information instead of the current primary and fully diluted earnings per share required by APB Opinion No.15. The company's review indicates that the new basic earnings per share would have been insignificantly higher than the reported primary earnings per share for the first nine months of 1997 and 1996. This is due to the exclusion of the effect of outstanding options in the basic earnings per share computation versus the primary earnings per share computation. The company estimates that the diluted earnings per share for the first nine months of 1997 and 1996 would have been virtually the same as the reported primary earnings per share for these periods.

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

                    None.

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


                                 SPX CORPORATION
                                  (Registrant)



Date:  November 12, 1997                        By  /s/ John B. Blystone
                                                   ---------------------
                                                        John B. Blystone
                                                        Chairman, President and
                                                        Chief Executive Officer



Date:  November 12, 1997                        By  /s/ Patrick J. O'Leary
                                                   -----------------------
                                                        Patrick J. O'Leary
                                                        Vice President, Finance,
                                                        Treasurer and Chief
                                                        Financial and Accounting
                                                        Officer