Form 10-K405
period 1997-12-31
SPX CORP
filed 1998-03-31
CIK 88205

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                         .

     COMMISSION FILE NUMBER: 1-6948

                                SPX CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of                          38-1016240 (I.R.S. Employer
incorporation or organization)                                    Identification No.)
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

                                      NONE
                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS. [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

                      $916,664,000 AS OF FEBRUARY 27, 1998
                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                   12,633,493 SHARES AS OF FEBRUARY 27, 1998
                            ------------------------

     DOCUMENTS INCORPORATED BY REFERENCE: REGISTRANT'S PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING IS INCORPORATED BY REFERENCE INTO PART III.

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

                                     PART I

ITEM 1. BUSINESS

     SPX Corporation ("SPX" or the "Company") is a global participant in the design, manufacture and marketing of products and services for the motor vehicle industry. Its operations are focused on the markets for specialty service tools, equipment, and services used in vehicular repair and maintenance, and components for the manufacture and repair of motor vehicles.

     The Company was organized in 1911 under the laws of Michigan, and reincorporated in Delaware in 1968. It was known as The Piston Ring Company until 1931, when it changed its name to Sealed Power Corporation. The name was changed again in 1988, when it became SPX Corporation. Today, SPX is a multi-national corporation with operations in 14 countries. The corporate office is located in Muskegon, Michigan.

RECENT DEVELOPMENTS

     The following significant events and initiatives were undertaken since January 1, 1997:

     -On February 17, 1998, the Company announced that it had made an offer to acquire Echlin Inc. ("Echlin") for cash and Company common stock valued at approximately $48.00 per Echlin share (based upon the Company's February 13, 1998 closing stock price of $75 1/16). The market value of the offer price per Echlin share will vary with the Company's actual stock price. The offer consists of $12.00 in cash and 0.4796 Company share per Echlin share. At February 17, 1998, the Company owned approximately 1.15 million Echlin shares, or approximately 1.8% of its outstanding shares. Echlin, with annual sales of $3.6 billion, manufactures a wide scope of safety- and efficiency-related products for the world's 650 million motor vehicles. It employs 30,000 associates in over 150 operations spread across six continents.

     -During 1997, the Company recorded special charges of $116.5 million pretax
      ($74.6 million after-tax). The special charges primarily included costs to combine its OE Tool and Equipment and Aftermarket Tool and Equipment groups into a single Service Solutions Group and to reorganize its Service Solutions field sales and service organization. The charges included the closing of several facilities and sales offices with a commensurate reduction in work force, in order to reposition the Service Solutions Group in response to changing market dynamics. The Company estimates that the pretax savings from these actions will be $3.0 million in 1998 and $10.0 million in 1999.

     -In November 1997, the Company announced the formation of the Enterprise
      Alliance which is developing technical standards for the integration of computer based equipment in vehicle repair shops.

     -In May 1997, the Company completed a Dutch auction self-tender offer for
      2.147 million shares of the Company's common stock at $56.00 per share. During the last half of 1997, 390,200 additional shares of common stock were purchased in the open market. Concurrent with the Dutch auction, the Company announced the elimination of quarterly cash dividends in favor of open market purchases of common stock as the preferred method of distributing cash to shareholders. At December 31, 1997, the Company was authorized to purchase approximately 625,000 additional shares in the open market.

     -In May 1997, the Company obtained a new $400.0 million unsecured revolving credit agreement with a syndicate of banks to provide debt capacity for business operations, acquisitions, and the repurchase of common stock.

     -In April 1997, the Company announced plans to build a 45,000 square foot, $8.4 million die-casting facility in Pierceton, Indiana. During the first quarter of 1998, the plant began production.

     -In April 1997, the Company purchased $126.7 million of its 11 3/4% Senior
      Subordinated Notes in a tender offer at a $16.4 million premium. Approximately $1.7 million of these notes remain outstanding.

     -In March 1997, the Company acquired A.R. Brasch Marketing Inc., which provides technical service and training materials, as well as owners' manuals, for vehicle manufacturers and has annual sales approaching $10.0 million.

     -In February 1997, the Company completed the sale of its Sealed Power division for $223.0 million in cash and recorded an after-tax gain of $31.2 million.

     -In January 1997, the Company acquired an additional 30% interest in JATEK, a joint venture in Japan, and an additional 10% interest in IBS Filtran, a joint venture in Germany. The Company now owns 80% of JATEK and 60% of IBS Filtran and began consolidating these entities in 1997.

BUSINESS SEGMENTS

     The Company is comprised of two business segments. Service Solutions includes operations that design, manufacture and market a wide range of specialty service tools, equipment and services, primarily to the global motor vehicle industry. Vehicle Components includes operations that design, manufacture and market component parts for light and heavy-duty vehicle markets. Segment and geographic information for the three years ended December 31, 1997 is incorporated by reference from Note 2 to the Consolidated Financial Statements in this report.

SERVICE SOLUTIONS

     The Service Solutions segment includes two operating divisions that design, manufacture and market a wide range of specialty service tools, equipment and services primarily to the worldwide motor vehicle industry. Approximately 24% of revenues are to non-North American customers.

     The Company competes with numerous companies that specialize in certain lines of its products and services. The Company believes it is the world leader in offering specialty service tools and equipment for motor vehicle manufacturers' dealership networks. The Company is a major producer of electronic engine diagnostic equipment and emissions testing equipment in North America and Europe. The key competitive factors influencing the sale of specialty service tools are design expertise, timeliness of delivery, quality, service and price. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle design and the number of dealerships and are not directly dependent on the volume of vehicles that are produced by the motor vehicle manufacturers.

     Design of specialty service tools is critical to their functionality and generally requires close coordination with the motor vehicle manufacturer and the ultimate users of the tools. These products are marketed as solutions to service problems and as aids to productivity improvements. After the design is completed, the Company manufactures, assembles or outsources these products. The Company also markets a broad line of equipment of other manufacturers through dealership equipment programs coordinated with certain motor vehicle manufacturers and aftermarket service organizations.

     The Company's Service Solutions Segment manufacturers and sells certain products that have implications related to the transition to the year 2000. The year 2000 problem refers to the inability of certain computer systems and products with embedded logic to recognize the date change from 1999 to 2000. The Company has a program in place to address the year 2000 problem, the status of which is discussed further in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Service Solutions Group -- This division provides customers with essential program and general specialty service tools, dealer equipment, technical service and training materials, and other services. Customers include automotive, heavy-duty, agricultural and construction vehicle dealerships of motor vehicle manufacturers. These products and services are sold or provided using the brands and trade names of Kent-Moore, OTC, V.L. Churchill, Lowener OTC Tool, Dieseltune, Miller Special Tools, Jurubatech, Brasch Tech Data, Dealer Equipment and Services, and, in some cases, the motor vehicle manufacturer's identity. Essential program and general specialty service tools include specialty hand-held mechanical tools and specialty hand-held electronic diagnostic instruments and related software. These products are based on customer needs, primarily to perform warranty and other service work at franchised dealers. The division's technical product development and sales staff works closely with the original equipment manufacturers to design tools to meet the exacting needs of specialty repair work. Products are sold to franchised dealers under both essential and general programs. Essential programs are those in which the motor vehicle manufacturer requires its dealers to purchase and maintain the tools for warranty and service work.

          This division also provides the motor vehicle service aftermarket with a wide range of specialty service tools and equipment. These products are marketed under the brand names of Allen Testproducts, Bear, OTC, Robinair, Wheelforce, and V.L. Churchill. Certain of the division's aftermarket products are marketed to dealers of motor vehicle manufacturers. The division also markets a portion of its products to the refrigeration and non-vehicular service repair market. Products include specialized mechanical, electronic, and hydraulic service tools, electronic diagnostic equipment, refrigeration vacuum pumps, refrigerant recovery, recharging and recycling equipment and leak detection equipment, refrigerant and engine coolant recovery and recycling equipment, vehicle emissions testing equipment, wheel service equipment and shop equipment. The division distributes its products through warehouse distributors and jobbers, a direct salesforce, OEM distribution, and independent distributorships (primarily in foreign countries). In-house sales and technical staffs support these various types of distribution. In North America, the division is supported by a network of distribution and service centers.

          The division also administers 21 dealer equipment programs in North America. Included are programs for General Motors, Chrysler, Ford, Saturn, Mercedes-Benz, Mobil Oil, Michelin, Nissan Motor, Hyundai and others. Under the motor vehicle manufacturer's identity, the division supplies service equipment and support material to dealerships, develops and distributes equipment catalogues, and helps dealerships assess and meet their service equipment needs.

          The division's manufacturing operations are located in the United States. Sales and marketing, and engineering operations exist in the United States, Canada, Switzerland, Germany, the United Kingdom, Italy, France, Australia, Mexico, Spain and Brazil. The division also manages the Company's 80% interest in JATEK, a Japanese company that markets specialty service tools and equipment in the Pacific Rim.

          Power Team -- The division is a leading producer and marketer of precision quality high-pressure hydraulic pumps, rams, valves, pullers and other equipment. The division markets these products through industrial distributors, its own sales force and independent agents. The sales and marketing effort is supported by a strong technical support staff as products must be designed to exacting specifications to meet the multitude of applications for these products. Approximately one-third of the division's sales are related to the motor vehicle service industry, while the balance of sales are made in non-transportation markets such as construction, aerospace and industrial maintenance.

          The division has sales, marketing and manufacturing operations in the United States. Additionally, sales and marketing offices are located in Australia, the United Kingdom, The Netherlands and Singapore.

          The division is one of two major producers in this marketplace, which is also supplied by many niche companies.

VEHICLE COMPONENTS

     The Company has a range of products for both original equipment manufacturers and aftermarket customers. Each of the Vehicle Components segment's operating divisions has achieved various OEM customer quality recognition and awards.

     The Vehicle Components segment includes three operating divisions that design, manufacture and market component parts for light and heavy-duty vehicle markets. The component parts for the light and heavy-duty vehicle markets are composed of two primary sectors: (i) the OEM sector and (ii) the vehicle maintenance and repair sector; the so-called aftermarket. The
U.S. - Canadian - European OEM sector is composed primarily of four classes of customers: (a) U.S. manufacturers, dominated by General Motors, Ford and Chrysler, but including other vehicle manufacturers; (b) foreign companies producing vehicles in North America and Europe; (c) European vehicle manufacturers, sometimes sourcing the Company's products through assemblies; and
(d) vehicle manufacturers producing vehicles outside the U.S., Canada and Europe.

Aftermarket customers include the service organizations of OEMs, automotive parts manufacturers, and distributors and private brand distributors.

     OEM contracts typically range from one to five years in length. The one year contracts typically are renewed or renegotiated, depending on part changes, in the ordinary course of business. The longer term contracts typically contain material cost pass-through and productivity improvement clauses. Sales of products to OEMs are affected, to a large extent, by vehicle production which, in turn, is dependent on general economic conditions. Historically, global vehicle production has been cyclical.

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

          Acutex -- This division produces solenoid valves and related assemblies for major vehicle and transmission manufacturers around the world. Acutex's proprietary solenoid valve products interface between the electronic signals of a vehicle's on-board computer and the vehicle's hydraulic systems. The Company uses this technology to design and manufacture solenoid valves for electronically controlled automatic transmissions.

          Products are sold almost exclusively to automotive OEMs through the division's marketing and sales personnel who are assisted by an outside sales organization. The market is driven primarily by major OEM model and assembly programs.

          Contech -- This division produces precision aluminum and magnesium die-cast parts for automotive steering systems, and other assorted automotive/light truck uses. Primary products in this area include steering column parts, rack-and-pinion components and other castings such as components for fuel systems, clutches, and transmissions. Approximately one-half of the castings are machined by the division prior to delivery to customers.

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

          The division sells filters directly to the worldwide OEM market and aftermarket. Approximately two-thirds of sales are to the aftermarket which includes the OEM parts and service organizations, as well as private brand manufacturers and assorted transmission rebuilders and repackagers.

          The division also participates in the worldwide OEM market. In Europe, the Company's 60% owned joint venture, IBS Filtran, manufactures and distributes filters to OEM customers. Additionally, the division exports filters to OEM manufacturers in Japan, Korea and Australia.

INTERNATIONAL OPERATIONS

     The Company has wholly-owned operations located in Australia, Brazil, Canada, France, Germany, Italy, Mexico, The Netherlands, Singapore, Spain, Switzerland and the United Kingdom. The Company has an 80% interest in JATEK, a Japanese company that sells various products into the Pacific Rim market, including many of the Company's specialty service tool products, and a 60% interest in IBS Filtran, a German company that manufacturers and distributes automotive transmission filters to the European market.

     The Company's international operations are subject to the risk of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments and other risks attendant to the countries in which they are located.

     The Company's total export sales, to both affiliated and unaffiliated customers, from the United States, were as follows:

                                                             1997      1996      1995
                                                            ------    ------    ------
                                                                  (IN MILLIONS)
Export sales:
  To unaffiliated customers...............................  $ 87.0    $118.6    $ 83.0
  To affiliated customers.................................    27.2      24.4      27.9
                                                            ------    ------    ------
     Total................................................  $114.2    $143.0    $110.9
                                                            ======    ======    ======

RESEARCH AND DEVELOPMENT

     The Company is actively engaged in research and development programs designed to improve existing products and manufacturing methods, and to develop new products. These engineering efforts encompass all of the Company's products with divisional engineering teams coordinating their resources. Particular emphasis has been placed on the development of new products that are compatible with, and build upon, the manufacturing and marketing capabilities of the Company.

     The Company spent approximately $24.1 million on research activities relating to the development and improvement of its products in 1997, $24.6 million in 1996 and $26.3 million in 1995. There was no customer sponsored research activity in 1997, 1996 or 1995.

PATENTS/TRADEMARKS

     The Company owns numerous domestic and foreign patents covering a variety of its products and methods of manufacture, and owns a number of registered trademarks. Although in the aggregate its patents and trademarks are of considerable importance in the operation of its businesses, the Company does not consider any single patent or trademark to be of such material importance that its absence would adversely affect the Company's ability to conduct its businesses as presently constituted.

RAW MATERIALS

     The Company's manufactured products are made predominately from iron, steel, aluminum, magnesium, plastic and electronic components. These raw materials and components are generally purchased from multiple sources of supply and the Company has not experienced any significant disruptions in its businesses due to shortages.

OTHER MATTERS

     At the end of 1997, the Company's employment was 4,593. Approximately 286 of the Company's 2,216 U.S. production and maintenance employees are covered by collective bargaining agreements with various unions. These agreements expire at different times over the next several years. Management believes it has generally good relations with its employees and anticipates that all of its collective bargaining agreements will be extended or renegotiated in the ordinary course of business. Certain contracts with OEM customers require the Company to build inventories of critical components prior to the expiration of collective bargaining agreements.

     Sales to General Motors Corporation and its various divisions, dealers and distributors were approximately 22%, 20%, and 20% of the Company's consolidated sales in 1997, 1996, and 1995, respectively. Sales to

Ford Motor Company and its various divisions, dealers and distributors were approximately 12%, 11%, and 12% of the Company's consolidated sales in 1997, 1996, and 1995, respectively. Sales to Chrysler Corporation and its various divisions, dealers and distributors were approximately 3%, 6%, and 5% of the Company's consolidated sales in 1997, 1996, and 1995, respectively. No other customer or group of customers under common control accounted for more than 10% of consolidated sales for any of these years.

     The Company does not believe that order backlog is a significant factor in the Service Solutions segment. Within the Vehicle Components segment, long-term contracts and the related level of new vehicle production are significant to future sales.

     All of the Company's businesses are required to maintain sufficient levels of working capital to support customer requirements, particularly inventory. Sales terms and payment terms are in line with the practices of the industries in which they compete, none of which are unusual.

     The majority of the Company's businesses tend to be nonseasonal and closely follow changes in vehicle design, vehicle production, and general economic conditions. However, specific markets such as air conditioning service and repair follow the seasonal trends associated with the weather (sales are typically higher in spring and summer). Government regulations, such as the Clean Air Act, can also impact the timing and level of certain Service Solutions revenues.

ITEM 2. PROPERTIES

     UNITED STATES -- The principal properties used by the Company for manufacturing, administration and distribution consist of 26 separate facilities totaling approximately 2.1 million square feet. These facilities are located in Georgia, Illinois, Indiana, Michigan, Minnesota, and Ohio. All facilities are owned, except for 8, which are leased (all non-manufacturing). These leased facilities aggregate 393,000 square feet and have an average lease term of 5 years.

     The Company also has 21 facilities located throughout the United States for distribution and servicing of its Service Solutions business. These distribution and service centers aggregate 93,000 square feet and all are leased. No single distribution and service center is of material significance to the Company's business.

     INTERNATIONAL -- The Company owns approximately 156,000 square feet and leases approximately 149,000 square feet of manufacturing, administration and distribution facilities in Australia, Brazil, Canada, Germany, Italy, Japan, The Netherlands, Singapore, Spain, Switzerland and the United Kingdom.

     The Company's properties used for manufacturing, administration and warehousing are adequate to meet its needs as of December 31, 1997. The Company configures and maintains these facilities as required by their business use. At December 31, 1997, the Company believes that it does not have significant excess capacity at any of its major facilities. As part of restructuring actions, a 141,000 square foot owned manufacturing facility, a 95,000 square foot leased distribution facility, and a 74,000 square foot owned administrative facility in North America will be closed during 1998. The Company plans to sell or sublease the facilities once they are vacated. Additionally, several smaller leased facilities for distribution and servicing will be closed during 1998, none of material significance to the Company's business.

ITEM 3. LEGAL PROCEEDINGS

     Note 13, Commitments and Contingent Liabilities to the Consolidated Financial Statements is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM -- EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth, with respect to each executive officer or other significant employee of the Company, his name, age, all positions and offices with the Company held by him, the term during which he has been an officer of the Company and, if he has been an officer of the Company for less than five years, his business experience during the past five years.

                                                                                     EXECUTIVE
                                                                                      OFFICER
         NAME AND AGE                                 OFFICE                           SINCE
         ------------                                 ------                         ---------
John B. Blystone (44).........  Chairman, President and Chief Executive Officer        1995(1)
Christopher J. Kearney (42)...  Vice President, Secretary and General Counsel          1997(2)
Drew T. Ladau (38)............  Vice President, Business Development                   1998(3)
Stephen A. Lison (57).........  Vice President, Human Resources                        1989
Patrick J. O'Leary (40).......  Vice President, Finance, Treasurer and Chief           1996(4)
                                Financial Officer
Thomas J. Riordan (41)........  President, Service Solutions                           1997(5)

---------------

See page 53 for a complete list of all executive compensation plans and arrangements.

(1) Effective November 1995, Mr. Blystone was elected Chairman, President and Chief Executive Officer. From September 1994 through November 1995, he served as President and Chief Executive Officer, Nuovo Pignone, an 80% owned subsidiary of General Electric Company. From November 1991 through August 1994 he served as Vice President, General Manager, GE Superabrasives of General Electric Company.

(2) Effective February 1997, Mr. Kearney was appointed Vice President, Secretary and General Counsel. From April 1995 through January 1997, he served as Senior Vice President and General Counsel of Grimes Aerospace Company. From September 1988 through April 1995, he was Senior Counsel at the GE Plastics business group of General Electric Company.

(3) Effective February 1998, Mr. Ladau was appointed Vice President, Business Development. From July 1996 through January 1998, he served as Director of Business Development of the Company. From April 1995 through June 1996, he served as General Manager, Emhart Powers division of Black & Decker Corporation. From February 1992 through March 1995, he served as Manager, Business Development, GE Superabrasives of General Electric Company.

(4) Effective October 1996, Mr. O'Leary was appointed Vice President, Finance, Treasurer, and Chief Financial Officer. From 1994 through September 1996, he served as Chief Financial Officer and a director of Carlisle Plastics, Inc. From 1982 through 1994, he served in various managerial capacities at Deloitte & Touche LLP, becoming Partner in 1988.

(5) Effective October 1997, Mr. Riordan was appointed President, Service Solutions Business. From February 1996 through September 1997, he served as President OE Tool & Equipment division of the Company. From 1994 through January 1996, he served as President of Consolidated Sawmill Machinery International, Inc. From 1991 through 1994, he was Vice President of Manufacturing at IVEX Corporation.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol "SPW".

     Set forth below are the high and low selling prices for the Company's common stock as reported on the New York Stock Exchange composite transaction reporting system and dividends paid per share for each quarterly period during the past two years:

                                                                       DIVIDENDS
                                                  HIGH        LOW      PER SHARE
                                                  ----      -------    ---------
1997
  4th Quarter...................................  $70 3/8   $58 7/16     $.00
  3rd Quarter...................................   65 3/4    49           .00
  2nd Quarter...................................   70 5/8    41 7/8       .00
  1st Quarter...................................   49 3/4    37 3/8       .10

1996
  4th Quarter...................................  $40 1/2   $26 7/8      $.10
  3rd Quarter...................................  31 5/8     21 5/8       .10
  2nd Quarter...................................  27 1/8     18           .10
  1st Quarter...................................  18 1/8     13 5/8       .10

     The Company discontinued quarterly cash dividends beginning in the second quarter of 1997. The Company announced that open market purchases of common stock will be the preferred method of distributing cash to shareholders.

     The approximate number of shareholders of the Company's Common Stock as of December 31, 1997 was 6,612.

     The Company is subject to a number of restrictive covenants under various debt agreements. Please see Note 14 to the consolidated financial statements for further discussion.

ITEM 6. SELECTED FINANCIAL DATA

                                      1997         1996          1995          1994       1993
                                     ------      --------      --------      --------   --------
                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues...........................  $922.3(1)   $1,109.4      $1,098.1      $1,079.9   $  747.2(6)
Operating income (loss)............   (42.4)(2)     (17.0)(4)      31.1(5)       57.4      (45.8)(7)
Other expense, (income), net.......   (74.2)(1)      (0.7)         (3.0)           --      102.9(8)
Interest expense, net..............    13.9          31.8          35.7          35.2       15.9
                                     ------      --------      --------      --------   --------
Income (loss) before income
  taxes............................    17.9         (48.1)         (1.6)         22.2       41.2
Income taxes.......................    21.3          (7.6)          0.2          (9.1)     (28.1)
                                     ------      --------      --------      --------   --------
Income (loss) from continuing
  operations.......................  $ (3.4)     $  (55.7)     $   (1.4)     $   13.1   $   13.1
                                     ------      --------      --------      --------   --------
Diluted income (loss) per share....  $(0.27)     $  (4.04)     $  (0.10)     $   1.02   $   1.04
Weighted average number of common
  shares outstanding...............    12.8          13.8          13.2          12.8       12.6
Dividends paid.....................  $ 0.10      $   0.40      $   0.40      $   0.40   $   0.40
Other Financial Data:
  Working capital..................  $ 97.0      $  233.7      $  152.5      $  151.9   $  119.4
  Total assets.....................   583.8         616.0         831.4         929.0    1,024.4
  Total debt.......................   205.3         229.3         319.8         415.2      430.2
  Shareholders' equity.............   (43.3)(3)     105.9         162.2         158.7      145.4
  Capital expenditures.............    22.6          20.2          31.0          48.5       15.1
  Depreciation and amort...........    25.0          40.8          43.5          38.5       24.4

---------------

(1) In late 1996 and early 1997, the Company divested the Hy-Lift and Sealed Power divisions, respectively. 1997 includes a $71.9 million gain on the sale of the Sealed Power division. Refer to Note 4 to the consolidated financial statements for explanation.

(2) Includes special charges of $116.5 million. Refer to Note 5 to the consolidated financial statements for explanation.

(3)  During 1997, the Company purchased $141.4 million of its common stock.

(4) Includes special charges of $20 million and a write-off of goodwill of $67.8 million. Refer to Notes 5 and 12 to the consolidated financial statements for explanation.

(5) Includes special charges of $10.7 million. Refer to Note 5 to the consolidated financial statements for explanation.

(6) In 1993, the Company acquired Allen Testproducts and Sealed Power Technologies Limited Partnership and divested the Sealed Power Replacement and Truth divisions.

(7)  Includes special charges of $27.5 million.

(8) Includes a $105.4 million gain on the divestitures of the Sealed Power Replacement and Truth divisions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company's consolidated financial statements and the related footnotes.

  Significant Events and Initiatives

     The following significant events and initiatives were undertaken since January 1, 1997:

     - On February 17, 1998, the Company announced that it had made an offer to acquire Echlin Inc. ("Echlin") for cash and Company common stock valued at approximately $48.00 per Echlin share (based upon the Company's February 13, 1998 closing stock price of $75 1/16). The market value of the offer price per Echlin share will vary with the Company's actual stock price. The offer consists of $12.00 in cash and 0.4796 Company share per Echlin share. At February 17, 1998, the Company owned approximately 1.15 million Echlin shares, or approximately 1.8% of its outstanding shares. Echlin, with annual sales of $3.6 billion, manufactures a wide scope of safety- and efficiency-related products for the world's 650 million motor vehicles. It employs 30,000 associates in over 150 operations spread across six continents.

     - During 1997, the Company recorded special charges of $116.5 million pretax ($74.6 million after-tax). The special charges primarily included costs to combine its OE Tool and Equipment and Aftermarket Tool and Equipment groups into a single Service Solutions Group and to reorganize its Service Solutions field sales and service organization. The charges included the closing of several facilities and sales offices with a commensurate reduction in work force, in order to reposition the Service Solutions Group in response to changing market dynamics. The Company estimates that the pretax savings from these actions will be $3.0 million in 1998 and $10.0 million in 1999.

     - In November 1997, the Company announced the formation of the Enterprise Alliance which is developing technical standards for the integration of computer based equipment in vehicle repair shops.

     - In May 1997, the Company completed a Dutch auction self-tender offer for
       2.147 million shares of the Company's common stock at $56.00 per share. During the last half of 1997, 390,200 additional shares of common stock were purchased in the open market. Concurrent with the Dutch auction, the Company announced the elimination of quarterly cash dividends in favor of open market purchases of common stock as the preferred method of distributing cash to shareholders. At December 31, 1997, the Company was authorized to purchase approximately 625,000 additional shares in the open market.

     - In May 1997, the Company obtained a new $400.0 million unsecured revolving credit agreement with a syndicate of banks to provide debt capacity for business operations, acquisitions, and the repurchase of common stock.

     - In April 1997, the Company announced plans to build a 45,000 square foot, $8.4 million die-casting facility in Pierceton, Indiana. During the first quarter of 1998, the plant began production.

     - In April 1997, the Company purchased $126.7 million of its 11 3/4% Senior Subordinated Notes in a tender offer at a $16.4 million premium. Approximately $1.7 million of these notes remain outstanding.

     - In March 1997, the Company acquired A.R. Brasch Marketing Inc., which provides technical service and training materials, as well as owners' manuals, for vehicle manufacturers and has annual sales approaching $10.0 million.

     - In February 1997, the Company completed the sale of its Sealed Power division for $223.0 million in cash and recorded an after-tax gain of $31.2 million.

     - In January 1997, the Company acquired an additional 30% interest in JATEK, a joint venture in Japan, and an additional 10% interest in IBS Filtran, a joint venture in Germany. The Company now owns 80% of JATEK and 60% of IBS Filtran and began consolidating these entities in 1997.

  Overview of 1997

     Consolidated Revenues -- Revenues for 1997 were down $187.1 million, principally due to the sale of the Sealed Power division in February 1997 and the sale of the Hy-Lift division in November 1996. On a pro forma basis, 1997 revenues were $898.8 million, up 7% over 1996 pro forma revenues of $839.9 million. The market was stronger for essential program tools, dealer equipment, gas emissions testing equipment (principally state programs in Pennsylvania, California and New York), vehicle components and high-pressure hydraulic tools. Sales of PC based engine diagnostic and wheel service products did not reach expectations. Revenues for 1996 included a one time $32.0 million dealer equipment sale to one customer. Pro forma 1997 revenues included approximately $40.0 million of revenues from JATEK, IBS Filtran and A.R. Brasch. The $32.0 million of dealer equipment sales in 1996 included the distribution of a new model diagnostic unit to all dealers of a major vehicle manufacturer. These units are not expected to be replaced by the vehicle manufacturer for several years.

     Current prospects for 1998 are positive for most of the Company's business lines. Program tool sales levels are expected to increase from 1997 levels. U.S. vehicle production forecasts anticipate levels similar to 1997, presuming a continuing stable U.S. economy. Increases in 1998 revenues are expected to include the realization of additional dealer equipment business from new customers. The sales volume of emissions-related equipment remains a major uncertainty. While several states and regions still indicate initiation of enhanced gas emissions testing programs in 1998, previous experience indicates that these assertions could change. Also, due to the restructuring actions announced in the fourth quarter of 1997, sales of PC based engine diagnostic and wheel service products will be lower in 1998 than in 1997.

     Consolidated Operating Income (Loss) -- Operating losses in 1997 and 1996 were $42.4 million and $17.0 million, respectively. The 1997 operating loss was significantly impacted by special charges of $116.5 million, primarily to combine two Service Solutions businesses into a single Service Solutions Group and to reorganize its Service Solutions field sales and service organization (see Note 5 to the consolidated financial statements for further discussion). The 1996 operating loss included special charges of $20.0 to consolidate five Service Solutions divisions into two divisions and a write-off of goodwill related to Automotive Diagnostics of $67.8 million (see Notes 5 and 12 to the consolidated financial statements for further discussion). The 1996 operating results also included the Sealed Power and Hy-Lift divisions, whereas, the 1997 operating results only included the Sealed Power division through February 7, 1997, its date of disposition. On a pro forma basis, this reduced 1997 operating income by approximately $13.8 million when compared to 1996.

     Operating income in 1998 will be positively impacted by overall increased revenues and by cost reductions associated with the fourth quarter 1997 restructuring. The Company has estimated that approximately $3.0 million and $10.0 million of pretax savings will be realized in 1998 and 1999, respectively, as the combination of the OE Tool and Equipment and Aftermarket Tool and Equipment businesses is implemented.

     Consolidated Cash Flow and Debt Levels -- During 1997, the Company reduced its total debt by $28.5 million. This reduction was principally a net result of the $223.0 million received on the sale of the Sealed Power division, offset principally by $141.4 million of common stock purchased during the year, capital expenditures of $22.6 million and $5.1 million invested in businesses. Cash flow from operations was strong, but was reduced by the $14.9 million investment in common stock of Echlin Inc., the $26.0 million effect of terminating an accounts receivable securitization program and higher accounts receivable levels at year-end due to strong fourth quarter 1997 revenues of $241.7 million when compared to pro forma fourth quarter 1996 revenues of $191.1 million.

     Cash flow in 1998 will be negatively impacted by the cash spending on the 1997 fourth quarter special actions, estimated to be $49.0 million. Additionally, management believes that further improvements in working capital management (particularly accounts receivable) are available for 1998. Capital expenditures in 1998 are expected to be approximately $30.0 million.

RESULTS OF OPERATIONS -- COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

CONSOLIDATED

                                                            YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                           1997      1996       1995
                                                          ------   --------   --------
                                                                 (IN MILLIONS)
Revenues:
  Service Solutions.....................................  $633.4   $  594.2   $  572.3
  Vehicle Components....................................   288.9      515.2      525.8
                                                          ------   --------   --------
          Total.........................................  $922.3   $1,109.4   $1,098.1
                                                          ======   ========   ========
Operating income (loss):
  Service Solutions.....................................  $(53.2)  $  (37.2)  $   24.4
  Vehicle Components....................................    38.8       41.9       26.2
  General corporate expenses............................   (28.0)     (21.7)     (19.5)
                                                          ------   --------   --------
          Total.........................................  $(42.4)  $  (17.0)  $   31.1
Other expense (income), net.............................   (74.2)      (0.7)      (3.0)
Interest expense, net...................................    13.9       31.8       35.7
                                                          ------   --------   --------
Income (loss) before income taxes.......................  $ 17.9   $  (48.1)  $   (1.6)
Provision (benefit) for income taxes....................    21.3        7.6       (0.2)
                                                          ------   --------   --------
Income (loss) from continuing operations................  $ (3.4)  $  (55.7)  $   (1.4)
Income (loss) from discontinued operation...............      --         --       (2.8)
                                                          ------   --------   --------
Income (loss) before extraordinary item.................  $ (3.4)  $  (55.7)  $   (4.2)
Extraordinary item, net of taxes........................   (10.3)      (6.6)      (1.1)
                                                          ------   --------   --------
Net income (loss).......................................  $(13.7)  $  (62.3)  $   (5.3)
                                                          ======   ========   ========
Capital expenditures....................................  $ 22.6   $   20.2   $   31.0
Depreciation and amortization...........................    25.0       40.8       43.5
Total assets............................................   583.8      616.0      831.4

     General corporate expenses and other consolidated items that are not allocated to the segments are explained below, followed by segment information.

     General corporate expenses represent general unallocated expenses -- 1997 expenses included a $4.1 million special charge for corporate executive staff reductions and higher incentive compensation than 1996. 1996 expenses included higher incentive compensation than 1995. 1995 expenses included a $1.8 million charge related to early retirement and severance costs at the corporate office.

     Other expense (income), net represents expenses not included in the determination of operating results, including gains or losses on currency exchange, fees incurred on the Company's accounts receivable securitization program (terminated in early 1997), gains or losses on the sale of fixed assets, and unusual nonoperational gains or losses. 1997 includes a $71.9 gain on the sale of the Sealed Power division. 1996 includes a $1.0 million gain on the sale of a closed manufacturing facility. 1995 reflects a $1.5 million gain on the sale of the Company's aftermarket export distribution business, a $0.9 million gain on the sale of the Company's 50% investment in RSV, and a $0.6 million gain on the sale of a Company airplane.

     Interest expense, net for 1997 was down $17.9 million from 1996. The Company's level of debt in 1997 was lower than 1996 due to strong cash flows in 1996 and the $223.0 million of proceeds from the sale of the Sealed Power division. 1997 interest expense, net, was also down due to the lower rates on the new revolving credit facility in 1997, whereas, much of 1996 borrowings were the 11 3/4% Senior Subordinated Notes. Interest expense, net, for 1996 was lower than 1995 because of reduced debt levels.

     Provision (benefit) for income taxes -- The 1997 effective income tax rate was 119.1%. This rate reflects the effect of the write-off of non-deductible goodwill included in the gain on the sale of the Sealed Power division. Without the effect of the sale of the Sealed Power division, the Company's effective income tax rate would have been 36% in 1997. The 1996 effective income tax rate was also unusual, principally because the write-off of $67.8 million of goodwill was not tax deductible. The 1996 effective tax rate would have been approximately 39%, excluding the impact of the goodwill write-off. The 1995 effective income tax rate of 14.4% was impacted by a $1.3 million benefit recorded on the sale of the Company's 50% interest in RSV, and by not being able to tax benefit the minority interest charge of $4.8 million. Without these unusual items, the 1995 effective income tax rate would have been approximately 41%. See Note 10 to the consolidated financial statements for further information.

     Income (loss) from discontinued operations for 1995 includes the results of operations of SPX Credit Corporation, net of allocated interest and income taxes. In 1995, the Company recorded a $4.8 million pretax loss on the sale and on costs related to closing the operation.

     Extraordinary item, net of taxes -- During 1997, the Company purchased $126.7 million of its 11 3/4% Senior Subordinated Notes in a tender offer at a premium of $10.3 million, net of income taxes. During 1996, the Company purchased $100.0 million of these notes in the open market at a premium of $6.6 million, net of income taxes. During 1995, the Company purchased $31.7 million of these notes in the open market at a premium of $1.1 million, net of income taxes.

SERVICE SOLUTIONS

                                                              1997     1996     1995
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Revenues...................................................  $633.4   $594.2   $572.3
Gross profit...............................................   197.7    186.2    183.6
  % of revenues............................................   31.2%    31.3%    32.1%
Selling, general & administrative..........................   136.1    135.5    147.1
  % of revenues............................................   21.5%    22.8%    25.7%
Goodwill/intangible amortization...........................     2.3      4.3      5.3
Minority and equity interests..............................     0.1     (0.1)    (0.2)
Special charges and write-off of goodwill..................   112.4     83.7      7.0
                                                             ------   ------   ------
Operating income (loss)....................................  $(53.2)  $(37.2)  $ 24.4
                                                             ======   ======   ======
Capital expenditures.......................................  $  7.4   $  5.8   $  7.4
Depreciation and amortization..............................    10.7     13.0     14.9
Identifiable assets........................................   320.0    291.5    390.3

     Revenues for 1997 were up $39.2 million, or 6.6% over 1996. This increase was due to increased essential program tools and gas emission testing equipment sales. 1996 revenues included one time sales of $32 million of dealer equipment. Additionally, the consolidation of JATEK and the acquisition of A.R. Brasch contributed approximately $33.0 million to revenues in 1997. Revenues for 1996 were up $21.9 million, or 3.8% over 1995. This increase was primarily a result of a $32.0 million dealer equipment sale to one customer during the first half of 1996. Essential program tool sales were lower than 1995 due to fewer new vehicle platform introductions during 1996 and reduced sales of engine diagnostic and wheel service equipment.

     Gross margin (gross profit as a percentage of revenues) in 1997 was comparable with the gross margin in 1996. The decrease in gross margin from 1995 was principally a result of higher dealer equipment sales which have a lower gross margin (less than 15%).

     Selling, General and Administrative Expense ("SG&A") as a percentage of revenues have declined from 25.7% in 1995 to 22.8% in 1996, and 21.5% in 1997. The trend reflects the overall cost reduction associated with previous restructuring actions and other cost reduction initiatives. Research and development costs in 1995 included higher costs to develop gas emissions and hand-held diagnostic equipment.

     Minority and equity interests -- The 1997 amount represents the 20% minority owner's share of JATEK's results. In 1996 and 1995, the amount included equity earnings of JATEK which was 50% owned in those years. During the first quarter of 1997, the Company acquired an additional 30% of JATEK.

     Special Charges and Write-off of Goodwill -- In 1997, the Company recorded $112.4 million of special charges to combine two divisions and to record costs associated with various legal matters. The special charges in 1996 and 1995 reflected the consolidation of five Service Solutions divisions into two divisions, a related early retirement program, and downsizing at several international Service Solutions locations. See Note 5 to the consolidated financial statements for further discussion.

     In 1996, the Company recognized a $67.8 million goodwill write-off, with no associated tax benefit, related to the 1988 acquisition of Bear Automotive Company and the 1993 acquisition of Allen Testproducts, collectively referred to as Automotive Diagnostics. This goodwill represented the Company's intangible business investment in PC based engine diagnostic equipment, wheel service equipment and gas emissions testing equipment. See Note 12 to the consolidated financial statements for further information.

     Operating Income (Loss) in 1997 was a $53.2 million loss compared to a $37.2 million operating loss in 1996. If special charges and write-off of goodwill were excluded, 1997, 1996 and 1995 operating income would have been $59.2 million, $46.5 million, and $31.4 million, respectively. The improvement, excluding the impact of special charges and goodwill write-off, reflects the impact of increased revenues and the cost reduction initiatives.

     Capital Expenditures for 1997 of $7.4 million were up from 1996, principally due to investments in new information systems. Capital expenditures for 1996 of $5.8 million were $1.6 million lower than in 1995. Capital expenditures for 1998 are estimated to be $12 million, and include further expenditures for new information systems.

     Identifiable Assets increased $28.5 million in 1997 due to higher accounts receivable levels and the effect of terminating the previous $26.0 million accounts receivable securitization program. The higher accounts receivable also resulted from significantly higher fourth quarter 1997 revenues than the fourth quarter of 1996. Identifiable assets decreased in 1996 from 1995 levels as a result of inventory reductions, the $67.8 million write-off of goodwill, and capital expenditures that were lower than depreciation and amortization. The Company will continue to pursue working capital reductions, particularly accounts receivable and inventory.

VEHICLE COMPONENTS

                                                            1997      1996      1995
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Revenues.................................................  $288.9    $515.2    $525.8
Gross profit.............................................    55.6      73.1      61.0
  % of revenues..........................................    19.2%     14.2%     11.6%
Selling, general & administrative........................    15.3      29.3      27.8
  % of revenues..........................................     5.3%      5.7%      5.3%
Goodwill/intangible amortization.........................     1.2       2.9       3.6
Minority and equity interests............................     0.3      (5.2)     (0.3)
Special charges..........................................      --       4.2       3.7
                                                           ------    ------    ------
Operating income.........................................  $ 38.8    $ 41.9    $ 26.2
                                                           ======    ======    ======
Capital expenditures.....................................  $ 14.4    $ 13.7    $ 23.2
Depreciation and amortization............................    13.2      26.2      26.3
Identifiable assets......................................   147.6     271.6     361.8

     Revenues for 1997 were down $226.3 million from 1996 due to the sale of the Sealed Power division in February 1997 and the sale of the Hy-Lift division in November 1996. Revenues for 1996 were down $10.6 million, or 2%, from 1995 due to the sale of the Hy-Lift division in November 1996, and from lower sales to the aftermarket.

     Gross margin in 1997 was 19.2% compared to 14.2% in 1996. The increase was primarily due to the disposal of Hy-lift and Sealed Power, both lower margin businesses. Gross margin in 1996 was 14.2% compared to 11.6% in 1995. The improvement was attributable to overall cost reduction initiatives, mainly at the piston ring plant in Germany.

     Selling, General, & Administrative Expense for 1997 of $15.3 million, or 5.3% of revenues, reflected continuing cost containment efforts and the effect of the divestitures. SG&A for 1996 of $29.3 million, or 5.7% of revenues, compares to 1995 SG&A of $27.8 million, or 5.3% of revenues. The increase reflected higher incentive compensation associated with improved performance.

     Minority and equity interests -- 1997 reflected the elimination of the 40% minority ownership in IBS Filtran. 1996 and 1995 reflect the Company's equity share of earnings or losses in RSV, Promec, IBS Filtran and Allied Ring Corporation and the impact of earnings and losses of SP Europe. The interest in RSV was sold in late 1995, the interests in Promec and Allied Ring Corporation were sold in early 1997 as part of the sale of the Sealed Power division, and the Company's ownership in IBS Filtran was increased to 60% in early 1997.

     Special charges -- During the second quarter of 1996, the Company offered an early retirement program at the Sealed Power division and recorded a $4.2 million special charge. During 1995, the Company recorded a $3.7 million special charge for severance costs associated with closing a foundry in Europe.

     Operating Income in 1997 of $38.8 million was down $3.1 million from 1996 as a result of the sale of the Sealed Power division. Operating income in 1996 of $41.9 million was up from $26.2 million in 1995 due to the significant impact of cost reduction initiatives.

     Capital Expenditures in 1997 were $14.4 million and included the construction and start up of a new die-casting facility in Indiana. Capital expenditures for 1996 of $13.7 million were $9.5 million lower than in 1995 as efforts were focused upon cost reduction initiatives and process improvements. 1998 capital expenditures are estimated at $18 million.

     Identifiable Assets in 1997 decreased significantly to $147.6 million, reflecting the sale of the Sealed Power division. Identifiable assets in 1996 decreased approximately $90 million over 1995 due to the sale of Hy-Lift division and because approximately $49 million of liabilities of Sealed Power division were included in "Net assets under agreement for sale." See Note 4 to the consolidated financial statements for further information.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Offer to Purchase Echlin Inc. -- On February 17, 1998, the Company announced that it had made an offer to acquire Echlin Inc. ("Echlin") for cash and Company common stock valued at approximately $48.00 per Echlin share (based upon the Company's February 13, 1998 closing stock price of $75 1/16). The market value of the offer price per Echlin share will vary with the Company's actual stock price. The offer consists of $12.00 in cash and 0.4796 Company share per Echlin share. At February 17, 1998, the Company owned approximately
1.15 million Echlin shares, or approximately 1.8% of its shares outstanding. Immediately following the consummation of the transaction, Echlin shareholders would own approximately 70% of the outstanding shares of the combined company.

     The Company is soliciting demands from Echlin shareholders to call a special meeting of Echlin shareholders for the purpose of removing and replacing the Board of Directors of Eclin with the Company's nominees. If elected, the Company's nominees will take all action needed to facilitate consummation of the Company's offer, subject to their fiduciary and statutory duties as Echlin directors. If the Company is successful in having the special meeting called, it must be held within 90 days of delivery of the written demands to call the meeting.

     The Company's offer is subject to, among other things, approval by Company and Echlin shareholders, redemption or inapplicability of Echlin's poison pill, inapplicability of certain provisions of the Connecticut Business Corporation Act placing restrictions on business combinations, and completion of financing arrangements. The Company has received a "highly confident" letter from Canadian Imperial Bank of Commerce and its affiliate, CIBC Oppenheimer Corp., to finance the cash portion of the offer, refinance existing debt and provide working capital. The Company estimates that the financing required would be approximately $2.4 billion.

     The transaction would be accounted for as a reverse acquisition as the shareholders of Echlin would own a majority of the shares of the combined company upon completion of the transaction. Accordingly, for accounting purposes, the Company would be treated as the acquired company and Echlin would be considered to be the acquiring company. The purchase price will be allocated to the assets and liabilities assumed of the Company based on their estimated fair market values at the acquisition date. Under reverse acquisition accounting, the purchase price of the Company would be based on the fair market value of the Company's common stock at the date of acquisition. The cash portion of the offer would be accounted for as a dividend by the combined company.

     Echlin, with annual sales of $3.6 billion, manufactures a wide scope of safety- and efficiency-related products for the world's 650 million motor vehicles. It employs 30,000 associates in over 150 operations spread across six continents.

     General Business Conditions -- The Company operates within the motor vehicle industry and future results may be affected by a number of factors including industry conditions, economic conditions principally in the U.S. and Europe, and the economic strength of motor vehicle dealerships. The majority of the Company's revenues are not subject to seasonal variation. Revenues within the Vehicle Components segment are predominantly dependent upon domestic and foreign motor vehicle production which can be cyclical and dependent on general economic conditions and other factors. Revenues within the Service Solutions segment are dependent upon new vehicle introductions, environmental regulations, and the general economic status of motor vehicle dealerships and aftermarket repair facilities. These factors can, therefore, affect the Company's working capital requirements. However, as the Company receives production forecasts from original equipment manufacturers and is knowledgeable about new vehicle introductions, it is usually able to anticipate and manage these requirements.

     Impact of Inflation -- The Company believes that inflation has not had a significant impact on operations during the period 1995 through 1997.

     Significance of Goodwill -- The Company had goodwill of $60.2 million and shareholders' deficit of $43.3 million at December 31, 1997. The Company amortizes its goodwill on a straight-line method over the estimated periods benefited, not to exceed 40 years. In determining the estimated useful life, management considers the nature, competitive position, life cycle position, and historical and expected future operating income of each acquired company, as well as the Company's commitment to support these acquired companies through continued investment in capital expenditures, operational improvements, and research and development. After an acquisition, the Company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible impairment, the Company uses projections to assess whether future operating income on a non-discounted basis (before goodwill amortization) of the unit is likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a write-down of goodwill to recoverable value is appropriate. There can be no assurance that circumstances will not change in the future that will effect the useful life or carrying value of goodwill.

     EVA Incentive Compensation -- The Company utilizes a measure known as Economic Value Added ("EVA") for its incentive compensation plans for a majority of employees. EVA is internally computed by the Company based upon Net Operating Profit aftertax less a charge on the capital invested in the Company. These computations use certain assumptions that vary from generally accepted accounting principles. EVA is not a measure under generally accepted accounting principles and is not intended to be used as an alternative to net income and measuring operating performance presented in accordance with generally accepted accounting principles. The Company believes that EVA, as internally computed, does represent a strong correlation to the ultimate returns of the Company's shareholders. Annual incentive compensation expense is dependent upon the annual change in EVA, relative to preestablished improvement targets and the expense can vary significantly.

     Environmental -- The Company's operations and properties are subject to federal, state, local, and foreign regulatory requirements relating to environmental protection. It is the Company's policy to comply fully with applicable environmental requirements. Management established an ongoing environmental compliance auditing program in 1989. Based on current information, management believes that the

Company's operations are in substantial compliance with applicable environmental laws and regulations, and the Company is not aware of any violation that will have a material adverse effect on the business, the financial condition, or the results of operations of the Company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the Company's business or operations in the future. See Note 13 to the consolidated financial statements for further discussion.

     Accounting Pronouncements -- Beginning in 1998, the Company must adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement No. 130 will require the Company to report comprehensive income as part of the consolidated financial statements. The Company expects that foreign currency translation adjustments will be the principal additional item to present comprehensive income. Statement No. 131 will require the Company to report certain information about operating segments in the consolidated financials statements. The Company is currently evaluating the provisions of this statement to determine its impact upon current segment disclosures. Statement No. 132 will require the Company to standardize its disclosures and other information for pensions and other postretirement benefits.

     Year 2000 Issue -- The Company utilizes software and related computer technologies essential to its operations and to certain products that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. The Company has established a plan, utilizing both internal and external resources, to assess the potential impact of the year 2000 problem on the Company's systems and operations and to implement solutions to address this issue.

     The Company is presently in the assessment phase of its year 2000 plan which includes conducting an inventory of potentially date-sensitive systems and is also surveying its suppliers and service providers for year 2000 compliance. The Company's target completion date for correction of critical systems is December 31, 1998 and its plan is to conduct testing of corrected systems in 1999. Third party compliance and other factors, could adversely affect these goals.

     The Company does not believe that the costs to remediate software and computer technologies for the year 2000 problem will exceed $5 million over the next two years, which does not include the costs to replace certain existing systems. The Company is in the process of implementing a new enterprise resource planning system across its Service Solutions business. Management estimates that it will spend approximately $10 million to acquire and install this new system over the next two years.

     As the Company is presently in the assessment phase of its year 2000 plan, there can be no assurances that the costs of remediation will not be material. Moreover, there can be no assurances that the Company will not experience material unanticipated costs and/or business interruption due to year 2000 problems in its internal systems, its supply chain or from customer product migration issues.

LIQUIDITY AND FINANCIAL CONDITION

     The Company's liquidity needs arise from capital investment in equipment, funding working capital requirements to support business growth initiatives, and to meet interest costs. Management believes cash flow from operations and credit arrangements, including any new or additional credit arrangements entered into in connection with the proposed acquisition of Echlin, will be sufficient to supply funds needed in 1998.

  Cash Flow

                                                               1997       1996
                                                              -------    -------
                                                                (IN MILLIONS)
Net cash provided (used) by operating activities............  $ (15.9)   $  93.3
Net cash provided by investing activities...................    197.4        1.7
Net cash used by financing activities.......................   (181.1)    (100.3)
Effect of exchange rate changes on cash.....................     (0.6)       0.5
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........  $  (0.2)   $   4.8
                                                              =======    =======

     Operating activities -- 1997 was significantly impacted by a $73.1 million increase in accounts receivable. This increase was due to the termination of the previous accounts receivable program of $26.0 million and the higher fourth quarter revenues of $241.7 million compared to pro forma 1996 fourth quarter revenues of $191.1 million. Days sales outstanding of accounts receivable were 64 days at December 31, 1997 which was within normal expected ranges. At December 31, 1996, days sales outstanding of accounts receivable were 45 days, but was significantly reduced by the accounts receivable securitization program. The increase in prepaid and other current assets also reduced 1997 cash from operating activities due to the $14.9 million investment in the common stock of Echlin Inc. Ending 1997 inventory levels increased $3.5 million (before the effect of fourth quarter write-offs) despite the strong fourth quarter revenues and the incremental inventory associated with the purchases of businesses. This reflects continued progress in the Company's inventory reduction efforts. At December 31, 1997, days sales outstanding of inventory was 35 days compared to 51 days at December 31, 1996.

     During the fourth quarter of 1997, the inventory levels of engine diagnostic and wheel service equipment were reduced from approximately $41.0 million at September 30, 1997 to approximately $14.0 million at December 31, 1997. This decrease reflects the reduced value of this inventory of $25.8 million recorded in the fourth quarter of 1997 in connection with management's strategic decision to exit certain product lines (see Note 5 to the consolidated financial statements for further discussion). The remaining inventory is expected to be sold during 1998.

     In 1996, cash flow from operating activities was strong and included a $39.0 million reduction in net operating assets and liabilities, including accounts receivable and inventory. Cash flows in 1996 included approximately $20.0 million of spending related to the 1996 and 1995 restructuring actions.

     Investing activities -- 1997 cash flow from investing activities included $223.0 of gross cash proceeds from the sale of the Sealed Power division. Cash outflows included $20.5 million of capital expenditures, net of proceeds from the sale of fixed assets, and $5.1 million of investments in A.R. Brasch, JATEK, and IBS Filtran. 1996 cash flow from investing activities included $15.0 million of gross cash proceeds from the sale of the Hy-Lift division and capital expenditures, net of proceeds from the sale of fixed assets, of $13.3 million.

     Financing activities -- The primary items in the 1997 cash flow from financing activities were the purchase of $141.4 million of common stock through a Dutch auction self-tender offer and open market purchases, paying $16.4 million of costs associated with tendering for $126.7 million of the Company's 11 3/4% Senior Subordinated Notes, and reducing debt by $28.5 million. In 1996, cash flow from financing activities included $10.7 million of costs associated with tendering for $100.0 million of the Notes and reducing debt by $90.9 million.

     Total Debt -- At December 31, 1997, total debt was comprised primarily of borrowings on the $400 million revolving credit facility. The weighted average interest rate on outstanding revolving credit borrowing was 6.7%, at December 31, 1997. The Company has three interest rate cap agreements which entitle it to receive the amounts, if any, by which LIBOR exceeds 6.5% on $100 million and 9.0% on $37.5 million. These agreements expire in 1998. The following summarizes the debt outstanding and unused credit availability, as of December 31, 1997:

                                                     TOTAL        AMOUNT      UNUSED CREDIT
                                                   COMMITMENT   OUTSTANDING   AVAILABILITY
                                                   ----------   -----------   -------------
                                                                (IN MILLIONS)
Revolving credit.................................    $400.0       $180.0         $202.9(a)
Swingline loan facility..........................       5.0          0.0            5.0
Senior Subordinated Notes........................       1.7          1.7             --
Industrial Revenue Bonds.........................      15.1         15.1             --
Other............................................      13.4          8.5            4.9
                                                     ------       ------         ------
          Total..................................    $435.2       $205.3         $212.8
                                                     ======       ======         ======

---------------

(a) Decreased by $17.1 million of facility letters of credit outstanding at December 31, 1997.

     The Company is required to maintain compliance with restrictive covenants contained in the revolving credit agreement, as amended. At December 31, 1997, the Company was in compliance with all restrictive covenants contained in the revolving credit agreement. Under the most restrictive of these covenants, the Company was required to:

     - Maintain a Debt/EBITDA Ratio less than 3.75/1.0 as of December 31, 1997, a ratio less than 3.5/1.0 for fiscal quarters ending March, June and September of 1998, and a ratio less than 3.0/1.0 thereafter. At December 31, 1997, the ratio was 2.34/1.0.

     - Maintain a Fixed Charge Coverage Ratio greater than 1.75/1.0 through September of 1998, and a ratio greater than 2.0/1.0 thereafter. At December 31, 1997, the ratio was 3.47/1.0.

     Covenants also limit capital expenditures, investments, and transactions with affiliates.

     Management believes that the unused credit availability is sufficient to meet operating cash needs, including working capital requirements associated with growth initiatives, and capital expenditures planned for 1998. Aggregate future maturities of total debt are not material through 2001 (see Note 14 to the consolidated financial statements). In 2002, the revolving credit agreement expires and borrowings on the revolver would become due, however, management believes that the revolving credit agreement would likely be extended or that alternate financing will be available to the Company. If the proposed transaction to acquire Echlin is consummated, it is anticipated that this debt will be refinanced.

ADDITIONAL ITEM. SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     The Company or its representatives from time to time may make or may have made certain forward-looking statements, orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995 (although to the extent these statements refer to the exchange offer contemplated in connection with the proposed acquisition of Echlin Inc., the safe harbor provisions do not apply). Accordingly, such statements are qualified in their entirety by reference to factors discussed under the caption "Factors That May Effect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this filing and by the following discussion of certain important factors that could cause results to differ materially from those projected in such forward-looking statements.

     The Company cautions the reader that this list of factors may not be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such risk factors, nor can it assess the impact, if any, of such risk factors on the Company's business or the extent to which any factors, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

POTENTIAL VOLATILITY OF STOCK PRICE

     The market price of the Company's common stock has been, and could be subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, failure to achieve published estimates of, or changes in earnings estimates by securities analysts, announcements of new products or services by competitors, sales of common stock by existing holders, loss of key personnel or market conditions in the motor vehicle industry.

RELIANCE ON MAJOR CUSTOMERS

     Sales to GM, Ford and Chrysler accounted for approximately 22%, 12% and 3% respectively of the Company's revenues for the year ended December 31, 1997. The loss of GM, Ford or Chrysler or of any of the Company's other significant customers could have a material adverse effect on the Company. There is substantial and continuing pressure from the major OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as the Company. If in the future the Company were unable to generate sufficient cost savings to offset price reductions, the Company's gross margins could be adversely affected.

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

LEGAL EXPOSURE

     From time to time, the Company becomes involved in lawsuits arising from various commercial matters, including but not limited to competitive issues, contract issues, intellectual property matters, distributor agreements, workers' compensation and product liability. Litigation tends to be unpredictable and costly. While litigation costs have historically not been significant, there can be no assurance that such costs could not have a material adverse affect on the Company's results of operations or financial position in the future.

     The Company maintains property, cargo, auto, product, general liability and directors' and officers' liability insurance to protect itself against potential loss exposures. To the extent that losses occur, there could be a material adverse effect on the Company's financial results depending on the nature of the loss and the lever of coverage maintained by the Company. From time to time, the Company reevaluates and may change the types and levels of insurance coverage that it purchases.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the continued services of its management team, including John B. Blystone, Chairman of the Board, President and Chief Executive Officer. Although the Company believes it could replace key employees in an orderly fashion should the need arise, the loss of such personnel could have a material adverse effect on the Company.

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

FLUCTUATION IN QUARTERLY RESULTS

     The Company's quarterly operating results depend on a variety of factors including the number of and timing of new vehicle platform introductions by customers and the cyclical vehicle production. Accordingly, the Company may be subject to significant quarter to quarter fluctuations.

INTEREST RATE CHANGES

     The Company's revolving credit borrowing facility provides for variable interest rates, subject to certain interest rate caps. The interest rates are established at the time of borrowing based upon the prime rate or LIBOR, plus a factor. Accordingly, interest expense is subject to variation due to the variability of these rates.

TAX RATE CHANGES

     Income tax rate changes by government and changes in the tax jurisdictions in which the Company operates could influence the effective tax rates in future years. The anticipated growth of the Company's international business increases the likelihood of such fluctuation occurring.

SERVICE SOLUTIONS RESTRUCTURING PLAN

     The Company has indicated that approximately $3.0 million and $10.0 million of pretax savings will be realized in 1998 and 1999, respectively, as the combination of the OE Tool and Equipment and Aftermarket Tool and Equipment businesses is implemented. The realization of these savings is dependent to a large extent on the planned reduction of headcount and the reductions in facilities in the combined business. The integration of businesses involves a number of risks, including the diversion of management's attention to the assimilation of the operations, delays or difficulties in the actual integration of operations or systems, and challenges in retaining customers and key personnel during the transition. There can be no assurance that future consolidated results will improve as a result of the restructuring, or that the timing or extent to which cost savings and efficiencies will be achieved.

     ADDITIONALLY, THE FOLLOWING FACTORS ARE RELEVANT TO THE PENDING OFFER TO PURCHASE ECHLIN INC.:

LEVERAGE

     After consummation of the offer and the merger, the Company will be more highly leveraged than are either the Company or Echlin, or both of the companies combined, at present, with substantial debt service obligations, including principal and interest obligations, with respect to indebtedness of as much as $2.4 billion. As such, the Company may be particularly susceptible to adverse changes in its industry, the economy and the financial markets generally. Moreover, the Company's conduct of its business may be more circumscribed, and its ability to incur additional debt may be more limited, than at present by restrictive covenants which will be contained in agreements evidencing new financing. In particular, any debt incurrence restrictions may limit the Company's ability to service its existing debt obligations through additional debt financing if cash flow from operations is insufficient to service such obligations. The new financing will bear interest at floating rates, and an increase in interest rates could adversely affect the Company's ability to service its debt obligations.

UNCERTAINTIES IN INTEGRATING BUSINESS OPERATIONS AND ACHIEVING COST SAVINGS

     The success of the proposed business combination will in large part be dependent on the ability, following the offer and the merger, to realize cost savings and, to a lesser extent, to consolidate operations and integrate processes. While the Company believes that it can obtain cost savings, the realization of such savings is dependent to a large extent on the planned reduction of headcount at Echlin. There can be no assurance that the timing and magnitude of headcount reductions will occur as planned. The integration of businesses, moreover, involves a number of risks, including the diversion of management's attention to the assimilation of the operations from other business concerns, delays or difficulties in the actual integration of operations or systems, and challenges in retaining customers and key personnel of the acquired company. There can be no assurance that future consolidated results will improve as a result of the proposed business combination or that the timing or extent to which cost savings and efficiencies anticipated by the Company will be achieved. The anticipated cost savings have been developed solely by the management of the Company and are based on the Company's best judgments and knowledge of Echlin's operations derived from publicly available information, and in reliance on that information being accurate and complete, together with the Company's knowledge and experience in the vehicle components industry.

ITEM 8.

                        SPX CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

Report of Independent Public Accountants....................   23
Consolidated Financial Statements...........................
Consolidated Balance Sheets -- December 31, 1997 and 1996...   24
Consolidated Statements of Income for the three years ended
  December 31, 1997.........................................   25
Consolidated Statements of Shareholders' Equity for the
  three years ended December 31, 1997.......................   26
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1997...................................   27
Notes to Consolidated Financial Statements..................   28
Schedules Omitted
  No schedules are submitted because they are not applicable or not required or because the required information is
  included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of SPX Corporation:

     We have audited the accompanying consolidated balance sheets of SPX CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPX Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Chicago, Illinois
February 5, 1998 (except with respect to the matter discussed in Note 17, as to which the date is February 17, 1998).

                        SPX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                    AMOUNTS)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  12,113    $ 12,312
  Receivables (Note 8)......................................    172,783      96,495
  Inventories (Note 9)......................................     92,875     109,258
  Deferred income tax assets and refunds (Note 10)..........     72,021      42,208
  Net assets under agreement for sale (Note 4)..............         --     133,795
  Prepaid and other current assets..........................     33,753      14,073
                                                              ---------    --------
     Total current assets...................................  $ 383,545    $408,141
INVESTMENTS (Note 11).......................................         --       3,464
PROPERTY, PLANT AND EQUIPMENT, at cost
  Land......................................................  $   5,717    $  5,710
  Buildings.................................................     70,469      65,304
  Machinery and equipment...................................    177,318     175,828
  Construction in progress..................................     10,317       4,468
                                                              ---------    --------
  Total property, plant and equipment.......................  $ 263,821    $251,310
  Less: Accumulated depreciation............................    141,703     127,445
                                                              ---------    --------
     Net property, plant and equipment......................  $ 122,118    $123,865
OTHER ASSETS................................................     17,988      21,908
COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED (Note
  12).......................................................     60,156      58,665
                                                              ---------    --------
TOTAL ASSETS................................................  $ 583,807    $616,043
                                                              =========    ========
CURRENT LIABILITIES:
  Notes payable and current maturities of
     long-term debt (Note 14)...............................  $   2,774    $  1,430
  Accounts payable..........................................     91,491      53,011
  Accrued compensation and benefits.........................     45,826      54,471
  Income taxes payable (Note 10)............................      9,516       4,973
  Other accrued liabilities (Note 5)........................    136,947      60,545
                                                              ---------    --------
     Total current liabilities..............................  $ 286,554    $174,430
LONG-TERM LIABILITIES (Note 7)..............................     90,205      92,618
DEFERRED INCOME TAXES (Note 10).............................     46,142      15,219
MINORITY INTEREST...........................................      1,764          --
COMMITMENTS AND CONTINGENCIES (Note 13)
LONG-TERM DEBT (Note 14)....................................    202,490     227,859
SHAREHOLDERS' EQUITY (Note 16):
  Preferred stock, no par value, authorized 3,000,000
     shares; no shares issued...............................  $      --    $     --
  Common stock, $10 par value, authorized 50,000,000 shares;
     issued 16,700,373 in 1997 and 16,397,314 in 1996.......    166,999     163,969
  Paid in capital...........................................     68,400      60,756
  Retained deficit..........................................    (63,837)    (48,688)
  Common stock held in treasury.............................   (191,413)    (50,000)
  Unearned compensation.....................................    (17,704)    (20,797)
  Cumulative translation adjustments........................     (5,793)        677
                                                              ---------    --------
     Total shareholders' equity (deficit)...................  $ (43,348)   $105,917
                                                              ---------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $ 583,807    $616,043
                                                              =========    ========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                             1997           1996            1995
                                                          ----------    ------------    ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES (Note 2).......................................   $922,316      $1,109,422      $1,098,103
COSTS AND EXPENSES:
  Cost of products sold.................................    669,048         850,160         853,537
  Selling, general and administrative...................    175,314         186,477         194,485
  Goodwill/intangible amortization......................      3,449           7,179           8,824
  Minority and equity interests.........................        360          (5,288)           (558)
  Special charges and write-off of goodwill (Notes 5 and
     12)................................................    116,500          87,863          10,724
                                                           --------      ----------      ----------
OPERATING INCOME (LOSS).................................   $(42,355)     $  (16,969)     $   31,091
  Other expense (income), net...........................    (74,190)           (702)         (3,060)
  Interest expense, net.................................     13,966          31,767          35,729
                                                           --------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES.......................   $ 17,869      $  (48,034)     $   (1,578)
PROVISION (BENEFIT) FOR INCOME TAXES
  (Note 10).............................................     21,287           7,610            (227)
                                                           --------      ----------      ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS................   $ (3,418)     $  (55,644)     $   (1,351)
DISCONTINUED OPERATION, NET OF TAXES
  (Note 3)..............................................         --              --          (2,847)
                                                           --------      ----------      ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.................   $ (3,418)     $  (55,644)     $   (4,198)
EXTRAORDINARY ITEM, NET OF TAXES (Note 6)...............    (10,330)         (6,627)         (1,078)
                                                           --------      ----------      ----------
NET INCOME (LOSS).......................................   $(13,748)     $  (62,271)     $   (5,276)
                                                           ========      ==========      ==========
BASIC INCOME (LOSS) PER SHARE:
  From continuing operations............................   $  (0.27)     $    (4.04)     $    (0.10)
  From discontinued operation...........................         --              --           (0.22)
  Extraordinary item, net of taxes......................      (0.81)          (0.48)          (0.08)
                                                           --------      ----------      ----------
  Net income (loss).....................................   $  (1.08)     $    (4.52)     $    (0.40)
                                                           ========      ==========      ==========
  Weighted average number of common shares outstanding
     (Note 16)..........................................     12,754          13,785          13,173
DILUTED INCOME (LOSS) PER SHARE:
  From continuing operations............................   $  (0.27)     $    (4.04)     $    (0.10)
  From discontinued operation...........................         --              --           (0.22)
  Extraordinary item, net of taxes......................      (0.81)          (0.48)          (0.08)
                                                           --------      ----------      ----------
  Net income (loss).....................................   $  (1.08)     $    (4.52)     $    (0.40)
                                                           ========      ==========      ==========
  Weighted average number of common shares outstanding
     (Note 16)..........................................     12,754          13,785          13,173

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 RETAINED
                                             COMMON    PAID IN   EARNINGS      UNEARNED       OTHER
                                             STOCK     CAPITAL   (DEFICIT)   COMPENSATION   ACCOUNTS
                                            --------   -------   ---------   ------------   ---------
                                                                 (IN THOUSANDS)
BALANCE, DECEMBER 31, 1994................  $156,478   $58,072   $ 29,411      $(31,073)    $ (54,196)
  Net loss................................        --        --     (5,276)           --            --
  Cash dividends..........................        --        --     (5,274)           --            --
  Net shares sold under stock option
     plans................................     1,061       374         --            --            --
  Earned KSOP shares......................        --    (1,977)        --         6,065            --
  Tax benefit on dividends paid to KSOP
     trust................................        --        --        136            --            --
  Minority interest in SP Europe..........        --        --         --            --         3,278
  Translation adjustment..................        --        --         --            --         3,894
  Issuance of stock under incentive
     program..............................       685       480         --            --            --
  Issuance of restricted stock............     1,250       719         --        (1,969)           --
  Vesting of restricted stock.............        --        --         --            89            --
                                            --------   -------   --------      --------     ---------
BALANCE, DECEMBER 31, 1995................  $159,474   $57,668   $ 18,997      $(26,888)    $ (47,024)
  Net loss................................        --        --    (62,271)           --            --
  Cash dividends..........................        --        --     (5,518)           --            --
  Net shares sold under stock option
     plans................................     4,495     2,322         --            --            --
  Earned KSOP shares......................        --      (726)        --         5,691            --
  Tax benefit on dividends paid to KSOP
     trust................................        --        --        104            --            --
  Translation adjustment..................        --        --         --            --        (2,299)
  Tax benefit of stock options............        --     1,492         --            --            --
  Vesting of restricted stock.............        --        --         --           400            --
                                            --------   -------   --------      --------     ---------
BALANCE, DECEMBER 31, 1996................  $163,969   $60,756   $(48,688)     $(20,797)    $ (49,323)
  Net loss................................        --        --    (13,748)           --            --
  Cash dividends..........................        --        --     (1,424)           --            --
  Net shares sold under stock option
     plans................................     2,968     3,662         --            --            --
  Earned KSOP shares......................        --       852         --         2,693            --
  Tax benefit on dividends paid to KSOP
     trust................................        --        --         23            --            --
  Purchase of common stock................        --        --         --            --      (141,413)
  Translation adjustment..................        --        --         --            --        (6,470)
  Tax benefit of stock options............        --     2,958         --            --            --
  Issuance of restricted stock............        62       172         --          (234)           --
  Vesting of restricted stock.............        --        --         --           634            --
                                            --------   -------   --------      --------     ---------
BALANCE, DECEMBER 31, 1997................  $166,999   $68,400   $(63,837)     $(17,704)    $(197,206)
                                            ========   =======   ========      ========     =========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operating activities.................  $ (13,748)  $ (62,271)  $  (5,276)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Extraordinary loss........................................     10,330       6,627       1,078
  Depreciation and amortization.............................     24,977      40,764      43,522
  Minority and equity interests.............................        360      (5,288)       (558)
  Special charges...........................................    116,500          --      10,724
  Gain on sale of business..................................    (71,895)         --          --
  Noncash write-off of goodwill.............................         --      67,817          --
  Compensation recognized under employee stock plan.........      4,238       4,421       3,026
  Deferred taxes............................................      6,812      (5,240)     18,773
  Change in operating assets and liabilities (net of effect
     of acquired and disposed businesses):
     Receivables............................................    (73,116)      4,338       5,303
     Inventories............................................     (3,556)     18,218       2,761
     Prepaid and other assets...............................    (23,369)     17,089       9,353
     Accounts payable and accrued liabilities...............      2,057      (2,420)    (19,477)
     Income taxes payable...................................      7,336       5,763         (58)
     Long-term liabilities..................................       (894)      1,941      (6,904)
  Other, net................................................     (1,955)      1,542       4,105
                                                              ---------   ---------   ---------
  Net cash provided (used) by operating activities..........  $ (15,923)  $  93,301   $  66,372
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in businesses..................................  $  (5,109)         --          --
  Proceeds from sale of businesses..........................    223,000      15,000      73,183
  Capital expenditures......................................    (22,550)    (20,220)    (31,009)
  Sale of property, plant and equipment, net................      2,092       6,931         801
                                                              ---------   ---------   ---------
  Net cash provided by investing activities.................  $ 197,433   $   1,711   $  42,975
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings -- revolving credit agreement...  $ 101,554   $   8,421   $ (63,000)
  Long-term debt payments...................................   (130,007)    (99,295)    (32,887)
  Payment of costs related to debt extinguishment...........    (16,397)    (10,688)     (1,797)
  Purchases of common stock.................................   (141,413)         --          --
  Net shares sold under stock option plans..................      6,630       6,817       1,435
  Dividends paid............................................     (1,424)     (5,518)     (5,274)
                                                              ---------   ---------   ---------
  Net cash used by financing activities.....................  $(181,057)  $(100,263)  $(101,523)
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       (652)        494        (614)
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........  $    (199)  $  (4,757)  $   7,210
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     12,312      17,069       9,859
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  12,113   $  12,312   $  17,069
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash payments for interest................................  $  16,438   $  32,602   $  40,237
  Cash payments (refunds), net, for income taxes............  $   4,749   $   4,901   $ (21,631)

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

(1) SUMMARY OF ACCOUNTING POLICIES

     Dollar amounts in the Notes to Consolidated Financial Statements are in thousands, except per share amounts.

     The significant accounting and financial policies of SPX Corporation (the "Company") are described below.

     Basis of Presentation -- The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, affect the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Consolidation -- The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries after the elimination of significant intercompany accounts and transactions.

     Amounts representing the Company's percentage interest in the underlying net assets of less than majority owned companies are included in "Investments."

     Foreign Currency Translation -- The cumulative translation adjustment in shareholders' equity reflects the unrealized translation gains and losses of the Company's foreign subsidiaries.

     Revenue Recognition -- The Company recognizes revenues from product sales upon shipment to the customer. Revenue from service contracts and long-term maintenance arrangements is deferred and recognized on a pro rata basis over the agreement period.

     Research and Development Costs -- Research and development costs are expensed as incurred and were $24,100 in 1997, $24,600 in 1996, and $26,300 in 1995.

     Litigation Costs -- The Company accrues for material litigation costs, including anticipated future legal costs to be incurred, when the costs are probable and reasonably estimatable in accordance with SFAS No. 5.

     Environmental Remediation Costs -- Costs incurred to investigate and remediate environmental conservation issues are expensed unless the costs incurred extend the economic useful life of related assets employed by the Company. Liabilities are recorded and expenses are reported when it is probable that an obligation has been incurred and the amounts can be reasonably estimated.

     Property, Plant and Equipment -- The Company uses the straight-line method for computing depreciation expense over the useful lives of property, plant and equipment. Asset additions and improvements are added to the property accounts while maintenance and repairs, which do not renew or extend the lives of the respective assets, are expensed. Upon sale or retirement of depreciable properties, the related cost and accumulated depreciation are removed from the property accounts. The net gain or loss on disposition of property is reflected in income.

     Derivatives -- The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. These instruments are used to manage well-defined interest rate and transaction specific foreign exchange risks. Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the terms of the caps. Unamortized premiums are included in other assets. Amounts receivable under interest rate cap agreements, if any, are accrued as a reduction of interest expense. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

     hedged transaction occurs. If a financial derivative instrument is terminated before maturity, the Company recognizes any gain or loss in the period of termination.

     Costs in Excess of the Net Assets of Businesses Acquired -- The Company amortizes its goodwill on a straight-line method over the estimated periods benefited, not to exceed 40 years. In determining the estimated useful life, management considers the nature, competitive position, life cycle position, and historical and expected future operating income of each acquired company, as well as the Company's commitment to support these acquired companies through continued investment in capital expenditures, operational improvements, and research and development. After an acquisition, the Company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible impairment, the Company uses projections to assess whether future operating income on a non-discounted basis (before goodwill amortization) of the unit is likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a write-down of goodwill to recoverable value is appropriate.

(2) BUSINESS DESCRIPTION

     The Company is comprised of two business segments. Service Solutions includes operations that design, manufacture and market a wide range of specialty service tools, equipment and services to the worldwide motor vehicle industry. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities, and independent distributors. Vehicle Components includes operations that design, manufacture and market transmission and steering components for light and heavy-duty vehicle markets, principally in North America and Europe. Major customers of this segment are vehicle manufacturers and aftermarket private brand distributors.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

     Revenues by business segment represent sales to unaffiliated customers. Intercompany sales between segments are not significant. Operating income (loss) by segment does not include general unallocated corporate expense; other expense (income), net; interest expense, net; income taxes; extraordinary items; or discontinued operation. Identifiable assets by business segment are those used in Company operations in each segment. General corporate assets are principally cash, deferred tax assets, and certain prepaid expenses.

                    BUSINESS SEGMENTS                         1997        1996         1995
                    -----------------                       --------   ----------   ----------
Revenues:
  Service Solutions.......................................  $633,439   $  594,244   $  572,270
  Vehicle Components(a)...................................   288,877      515,178      525,833
                                                            --------   ----------   ----------
          Total...........................................  $922,316   $1,109,422   $1,098,103
                                                            ========   ==========   ==========
Operating income (loss):
  Service Solutions(b)....................................  $(53,155)  $  (37,160)  $   24,364
  Vehicle Components(c)...................................    38,797       41,891       26,158
  General Corporate expenses(d)...........................   (27,997)     (21,700)     (19,431)
                                                            --------   ----------   ----------
          Total...........................................  $(42,355)  $  (16,969)  $   31,091
                                                            ========   ==========   ==========
Capital expenditures:
  Service Solutions.......................................  $  7,388   $    5,754   $    7,385
  Vehicle Components......................................    14,369       13,698       23,193
  General Corporate.......................................       793          768          431
                                                            --------   ----------   ----------
          Total...........................................  $ 22,550   $   20,220   $   31,009
                                                            ========   ==========   ==========
Depreciation and amortization:
  Service Solutions.......................................  $ 10,732   $   13,007   $   14,884
  Vehicle Components......................................    13,235       26,202       26,336
  General Corporate.......................................     1,010        1,555        2,302
                                                            --------   ----------   ----------
          Total...........................................  $ 24,977   $   40,764   $   43,522
                                                            ========   ==========   ==========
Identifiable assets:
  Service Solutions.......................................  $320,011   $  291,463   $  390,332
  Vehicle Components......................................   147,563      271,553      361,782
  General Corporate.......................................   116,233       53,027       79,244
                                                            --------   ----------   ----------
          Total...........................................  $583,807   $  616,043   $  831,358
                                                            ========   ==========   ==========

---------------

(a) The Company sold its Sealed Power division in February 1997 and its Hy-Lift division in November 1996. See Note 4.

(b) 1997 includes $112,400 of special charges. 1996 includes a $67,817 write-off of goodwill and $15,802 of special charges. 1995 includes $7,000 of special charges. See Notes 5 and 12.

(c) 1996 includes a $4,244 special charge. 1995 includes a $3,724 special charge. See Note 5.

(d)  1997 includes $4,100 of special charges. See Note 5.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

                    GEOGRAPHIC AREAS                        1997         1996          1995
                    ----------------                      --------    ----------    ----------
REVENUES -- UNAFFILIATED CUSTOMERS:
  United States(a)......................................  $784,477    $  943,901    $  915,717
  Europe................................................    79,119       133,155       150,991
  Other.................................................    58,720        32,366        31,395
                                                          --------    ----------    ----------
          Total.........................................  $922,316    $1,109,422    $1,098,103
                                                          ========    ==========    ==========
REVENUES -- BETWEEN AFFILIATED CUSTOMERS:
  United States.........................................  $ 27,161    $   24,458    $   28,102
  Europe................................................     3,491         1,545         1,479
  Other.................................................       696            --           128
  Eliminations..........................................   (31,348)      (26,003)      (29,709)
                                                          --------    ----------    ----------
          Total.........................................  $     --    $       --    $       --
                                                          ========    ==========    ==========
OPERATING INCOME (LOSS):
  United States(b)......................................  $(21,938)   $  (11,452)   $   39,409
  Europe(c).............................................   (16,545)       (6,105)       (9,767)
  Other.................................................    (3,872)          588         1,449
                                                          --------    ----------    ----------
          Total.........................................  $(42,355)   $  (16,969)   $   31,091
                                                          ========    ==========    ==========
TOTAL ASSETS:
  United States.........................................  $462,744    $  519,497    $  702,980
  Europe................................................    86,970        77,635       107,586
  Other.................................................    34,093        18,911        20,792
                                                          --------    ----------    ----------
          Total.........................................  $583,807    $  616,043    $  831,358
                                                          ========    ==========    ==========

---------------

(a) Included in the United States revenues were export sales of $87,007 in 1997, $118,600 in 1996 and $83,000 in 1995.

(b) 1997 includes a $99,500 special charge. 1996 includes a $67,817 write-off of goodwill and a $16,597 special charge, and 1995 includes a $7,000 special charge. See Notes 5 and 12.

(c) 1997 includes a $17,000 special charge. 1996 and 1995 include special charges of $3,449 and $3,724, respectively. See Note 5.

     Sales to General Motors Corporation and its various divisions, dealers and distributors were approximately 22%, 20%, and 20% of the Company's consolidated sales in 1997, 1996, and 1995, respectively. Sales to Ford Motor Company and its various divisions, dealers and distributors were approximately 12%, 11%, and 12% of the Company's consolidated sales in 1997, 1996, and 1995, respectively. Sales to Chrysler Corporation and its various divisions, dealers and distributors were approximately 3%, 6%, and 5% of the Company's consolidated sales in 1997, 1996, and 1995, respectively. No other customer or group of customers under common control accounted for more than 10% of consolidated sales for any of these years.

(3) DISCONTINUED OPERATION

     On September 29, 1995, the Company sold its SPX Credit Corporation operation and lease financing receivables. The sale proceeds were $73,183. The Company recorded a $2,987 after-tax loss ($4,817 pretax) on the sale.

     The results of operations, net of taxes, are presented in the accompanying consolidated financial statements as a discontinued operation through the third quarter of 1995. The results of the discontinued

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

operation are not necessarily indicative of the results of operations which may have been obtained had continuing and discontinued operations been operating independently. The results of operations for the nine months ended September 29, 1995 were not material to the consolidated results of operations.

(4) SALE OF BUSINESSES

     On February 7, 1997, the Company completed the sale of substantially all of the assets and rights used in the manufacture and distribution of piston rings and cylinder liners, known as the Sealed Power division ("SPD"). The sale to Dana Corporation was for $223,000 gross cash proceeds. SPD included the accounts of Sealed Power, a U.S. division, SP Europe Limited Partnership, 70% owned, Allied Ring Corporation, 50% owned, and Promec, 40% owned. In addition, the buyer assumed substantially all of the liabilities and obligations of the business, excluding liabilities relating to income and other taxes, certain liabilities arising outside the ordinary course of business, debt, and certain employee related liabilities. The transaction includes a ten-year noncompetition agreement precluding the Company from competing with SPD. The gain on the sale of SPD, $71,895, reflects the gross cash proceeds of $223,000, less the net assets of the business at February 7, 1997 and transaction related costs. The change in net assets under agreement for sale did not significantly change between December 31, 1996 and the date of sale. Transaction related costs include legal, accounting and other selling fees, certain employee benefits arising from the sale, and other contractual obligations of the Company arising from the sale. On an after-tax basis, the gain was $31,160, which reflects the effect of the write-off of non-deductible goodwill attributable to SPD of $59,365.

     The accompanying Consolidated Statements of Income and Cash Flows include the results of operations and cash flows of SPD through February 7, 1997. The accompanying Consolidated Balance Sheet as of December 31, 1996 presents the assets and liabilities which were sold to or assumed by the buyer as "Net assets under agreement for sale," which included the following:

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
                                                              ========

     Additionally, effective November 1, 1996, the Company sold its Hy-Lift division to W.A. Thomas Company. Hy-Lift manufactures and distributes engine valve train components to both the original equipment market and the aftermarket. The sale proceeds were $15,000 and were received in cash at the closing. The resulting gain was not material.

     The accompanying consolidated financial statements include the results of SPD through February 7, 1997 and the results of Hy-Lift through November 1, 1996, their dates of disposition. The following unaudited 1997, 1996 and 1995 pro forma selected financial data reflect the disposition of these divisions as if they had occurred as of beginning of periods, respectively. The unaudited pro forma selected results of operations do not

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

purport to represent what the Company's results of continuing operations would actually have been had the transactions in fact occurred as of an earlier date, or project the results for any future date or period.

                                                           1997        1996        1995
                                                         PRO FORMA   PRO FORMA   PRO FORMA
                                                         ---------   ---------   ---------
                                                          (IN MILLIONS, EXCEPT PER SHARE)
Revenues...............................................   $898.8      $839.9      $824.6
Cost of products.......................................    649.4       609.5       592.7
Selling, general and administrative....................    174.3       171.5       179.5
Goodwill/intangible....................................      3.3         5.4         6.4
Minority and equity interests..........................      0.4        (0.9)       (0.3)
Special charges and write-off of goodwill..............    116.5        83.7         7.0
                                                          ------      ------      ------
Operating income (loss)................................   $(45.1)     $(29.3)     $ 39.3
Other expense (income).................................     (2.3)       (0.8)       (1.2)
Interest expense, net..................................     12.9        25.4        29.7
                                                          ------      ------      ------
Income (loss) before income taxes......................   $(55.7)     $(53.9)     $ 10.8
Provision (benefit) for income taxes...................    (20.0)        5.3         3.1
                                                          ------      ------      ------
Income (loss) before extraordinary item................   $(35.7)     $(59.2)     $  7.7
                                                          ======      ======      ======
Diluted income (loss) per share........................   $(2.80)     $(4.29)       0.58
Weighted average number of shares......................     12.8        13.8        13.2

(5) SPECIAL CHARGES

1997 SPECIAL CHARGES

     These charges included a $99,000 restructuring charge, a $4,100 charge for five corporate executive staff reductions, and $13,400 of costs associated with various legal matters, including $6,500 of anticipated future legal costs associated with the ongoing litigation with Snap-on Incorporated, legal costs associated with a settled case in California, and certain other matters. See
Note 13 for further discussion of legal matters.

     The Company recorded the $99,000 restructuring charge to combine two divisions within the Service Solution segment and to recognize reduced carrying value of certain assets resulting from the decision to combine the divisions and exit certain manufactured diagnostic equipment product lines. The restructuring of the two Service Solutions businesses was in response to changing market dynamics and changing needs of customers. The Company decided to combine its OE Tool and Equipment business with its Aftermarket Tool and Equipment business to provide a single business focused on the combined market and customer needs. Additionally, the Company decided to exit certain products to focus upon new generation products that will better meet customer needs. The decision results in a reduction of workforce and closing of certain facilities. The components of the charge have been computed based on management's estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies and local laws.

     The $99,000 charge included $63,700 of restructuring costs, $25,800 of reduced inventory value and $9,500 of reduced value of other tangible and intangible assets related to exiting certain product lines. These restructuring costs included $13,700 of severance related costs for approximately 800 people, $20,300 for incremental repossession and distribution exit costs (including the termination of lease financing and distributor agreements), $21,200 for incremental service and software update obligations resulting from the decision to exit these product lines, and $8,500 of costs associated with idled facilities. The implementation of this restructuring is expected to be substantially complete by the end of 1998.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

     Of the total special charges of $116,500, the components of the charge that will require the future payment of cash are $80,900. Cash payments in 1997 related to the special charges were $1,500. The expected future cash payments include an estimated $49,000 in 1998 with the remainder over the following two years. As there is some uncertainty associated with the timing of the cash payments, the remaining accrual at December 31, 1997 of $79,400 has been classified in other current accrued liabilities. Management estimates that savings from the restructuring will increase operating income by $3,000 in 1998 and $10,000 in 1999.

1996 AND 1995 SPECIAL CHARGES

     During the fourth quarter of 1995, management authorized and committed the Company to undertake two significant restructuring plans. The first plan consolidated five Service Solutions divisions into two divisions. The second plan closed Sealed Power division's German foundry operation and transferred certain piston ring operations to other facilities. In 1996, three additional restructuring actions were initiated including an early retirement program at the Service Solutions divisions, a cost reduction initiative at several Service Solutions international locations, and an early retirement program at the Sealed Power division. A summary of these restructurings follows:

                                                               1996          1995
                                                               ----          ----
Service Solutions -- Five divisions consolidated into two
  divisions.................................................  $11,229       $ 7,000
Service Solutions -- Early retirement.......................    1,124            --
Service Solutions -- International..........................    3,449            --
SPD -- Closing foundry at SP Europe.........................       --         3,724
SPD early retirement........................................    4,244            --
                                                              -------       -------
     Total..................................................  $20,046       $10,724
                                                              =======       =======

     Service Solutions Restructuring -- In order to improve customer service, reduce costs and improve productivity and asset utilization, the Company decided to consolidate five existing Service Solutions divisions into two. This restructuring plan involved closing two Company owned manufacturing facilities, a Company owned distribution facility, several leased service centers and a leased sales facility in France. The plan also included combining sales, engineering and administrative functions, and was completed at the end of 1996. The plan included the termination of approximately 570 employees resulting in a net reduction of approximately 310 employee positions after considering staffing requirements at remaining facilities.

     The Company recorded a $7,000 charge in 1995 and an $11,299 charge in 1996 to complete this restructuring. These charges recognized severance and benefits for employees to be terminated, holding costs of vacated facilities, the adjustment to fair market value of one manufacturing facility to be closed, and other costs to complete the consolidation of the divisions. The distribution facility was sold during the fourth quarter of 1996 and the manufacturing facilities were sold during 1997.

     Service Solutions -- Early Retirement -- Closely associated with the consolidation of five divisions into two, an early retirement program was accepted by approximately 60 people and the Company recorded a $1,124 charge in the first quarter of 1996.

     Service Solutions -- International -- During the second quarter of 1996, the Company recorded a $3,449 restructuring charge principally to recognized severance associated with the termination of 113 international employees and related operating downsizing costs.

     SPD -- Closing Foundry at SP Europe -- The Company closed its unprofitable foundry operations at SP Europe and transferred certain piston ring operations to other facilities. This closing resulted in the elimination

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

of approximately 200 positions and was completed at the end of the third quarter of 1996. In 1995, the Company recorded a $3,724 restructuring charge to accrue severance that was paid to these employees.

     Sealed Power Division Early Retirement -- During the second quarter of 1996, the Company recorded a $4,244 restructuring charge for the early retirement of 94 employees at the Sealed Power division.

     The actual savings associated with the 1995 and 1996 restructuring actions relate primary to the Service Solutions restructuring actions. The actual savings achieved in 1996 and 1997 have been consistent with the estimated full year savings of $23,000 by the year 1998. The actions increased operating income by an estimated $7,000 in 1996 and an estimated $12,000 in 1997.

     These charges were recorded in the appropriate periods in accordance with the requirements of Emerging Issues Task Force Pronouncement 94-3. Certain costs incurred in connection with management's planned actions not qualifying for accrual in 1995 were recorded in 1996, based on employee acceptance of voluntary termination benefits and the satisfaction of other requirements to recognize these costs. At December 31, 1997, the restructuring actions initiated in 1995 and 1996 were complete and the actual costs to implement the actions did not differ materially from the estimates used to record these accruals.

(6) EXTRAORDINARY ITEM

     During 1997, the Company purchased $126,734 of its 11 3/4% Senior Subordinated Notes at a premium of $16,397. During 1996, the Company purchased $99,895 of these notes at a premium of $10,688. During 1995, the Company purchased $31,690 of these notes at a premium of $1,797. These premiums, net of income taxes, have been recorded as an extraordinary item.

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

                                                         1997       1996       1995
                                                       --------   --------   --------
Service cost-benefits earned during the period.......  $  4,807   $  6,991   $  7,711
Interest cost on projected benefit obligation........    18,317     18,002     16,738
Actual gain on assets................................   (56,262)   (43,365)   (64,439)
Net amortization and deferral........................    30,390     20,996     42,294
                                                       --------   --------   --------
Net periodic pension cost (benefit)..................  $ (2,748)  $  2,624   $  2,304
                                                       ========   ========   ========
Actuarial assumptions used:
  Discount rate......................................       7.5%       7.5%       7.5%
  Rate of increase in compensation levels............       5.0        5.5        5.0
  Expected long-term rate of return on assets........       9.5        9.0        9.0

     Plan assets principally consist of equity and fixed income security investments, including 222,000 shares of the Company's common stock. Plans with accumulated benefit obligations in excess of plan assets were not

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

material. The following table shows the plans' funded status and amounts recognized in the Company's consolidated balance sheets as Other Assets:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................  $217,031    $191,389
                                                              ========    ========
  Accumulated benefit obligation............................  $231,128    $206,655
                                                              ========    ========
  Projected benefit obligation..............................  $248,066    $244,493
Plan assets at fair value...................................   338,021     295,542
                                                              --------    --------
Projected benefit obligation less than plan assets..........  $ 89,955    $ 51,049
Unrecognized net gain.......................................   (80,686)    (44,830)
Unrecognized prior service cost.............................     2,251       5,354
Remaining unamortized net asset at transition...............    (1,939)     (1,906)
                                                              --------    --------
Prepaid pension cost recognized in the consolidated balance
  sheets....................................................  $  9,581    $  9,667
                                                              ========    ========

     In 1997, the Company recorded a curtailment gain of $600 in the Service Solutions' restructuring charge, and curtailment and settlement losses of $5,462 in the gain on the sale of the Sealed Power division. In 1995, the Company recorded a curtailment gain of $1,853 in the Service Solutions' restructuring charge.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE

     Postretirement health care and life insurance expense was as follows:

                                                            1997      1996      1995
                                                           -------   -------   -------
Benefit cost for service during the year -- net of
  employee contributions.................................  $   175   $ 1,123   $ 1,096
Interest cost on accumulated postretirement benefit
  obligation.............................................    5,100     6,400     6,261
Actual gain on assets....................................     (318)     (161)     (148)
Net amortization and deferral............................   (1,053)   (2,314)   (2,709)
                                                           -------   -------   -------
Postretirement benefit cost..............................  $ 3,904   $ 5,048   $ 4,500
                                                           =======   =======   =======

     The accumulated postretirement benefit obligation was actuarially determined based on assumptions regarding the discount rate and health care trend rates. The health care trend assumption applies to postretirement medical and dental benefits. Different trend rates are used for pre-age 65 and post-age 65 medical claims and for expected dental claims. The trend rate used for the medical plan was 11% in 1997, grading to a 6% ultimate rate by 1% each year for pre-65 claims; and 8.5% in 1997 grading to 6% by .5% each year for post-age 65 claims. The trend rate for the dental plan was 6% each year. The liability was discounted using the pension rates. Increasing the health care trend rate by one percentage point would increase the accumulated postretirement benefit obligation by $1,644 and would increase the 1997 postretirement benefit cost by $225. During 1997, the Company eliminated retiree health care benefits for all future employees.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

     The following table summarizes the accumulated benefit obligation (1996 excludes the liability assumed by the purchaser of SPD):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Accumulated postretirement benefits obligation ("APBO")
  Retirees..................................................  $63,245   $55,674
  Actives fully eligible....................................    1,153     9,108
  Actives not fully eligible................................    1,110     4,345
                                                              -------   -------
  Total APBO................................................  $65,508   $69,127
Plan assets at fair value...................................      867       857
                                                              -------   -------
APBO greater than plan assets...............................  $64,641   $68,270
Unrecognized net gain.......................................    2,563     1,009
Unrecognized prior service cost.............................   16,883    22,790
                                                              -------   -------
Accrued APBO included in long-term liabilities..............  $84,087   $92,069
                                                              =======   =======

     During 1997, the Company recorded curtailment and settlement gains of $6,520 in the gain on the sale of the Sealed Power division. During 1996, the Company recorded curtailment and settlement gains of $5,418 from the Sealed Power division early retirement program and the sale of the Hy-Lift division. During 1995, the Company recorded a curtailment gain of $1,274 from employee terminations included in the Service Solutions restructuring.

RETIREMENT SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLAN

     In 1994, the Company combined its former Retirement Savings Plan and its Employee Stock Ownership Plan ("ESOP") into a single plan, the KSOP. The plan provides benefits to approximately 2,668 domestic employees. These employees can contribute up to 15% of their annual earnings. The Company matches a portion of the employee's contribution with shares from the plan's trust. In 1997 and 1996, 86,339 and 198,822 shares, respectively, were allocated to employees under the plan. Compensation expense is recorded based upon the market value of shares when the shares are allocated to employees. In 1997, 1996 and 1995, $4,238, $4,421, and $3,026 were recorded as compensation expense, respectively. Employees may vote their allocated shares directly, while the KSOP trustee votes the unallocated shares in the trust proportionally on the same basis as the allocated shares vote. At December 31, 1997, there were 582,861 unallocated shares in the trust with a fair market value of approximately $40,000.

OTHER

     The Company provides defined contribution retirement plans for substantially all employees not covered by defined benefit pension plans. Collectively, the Company's contributions to these plans were $651 in 1997, $1,629 in 1996, and $1,519 in 1995.

     The Company provided a Retirement Savings Plan for certain eligible domestic employees that were not included in the KSOP until 1996. These employees could contribute up to 15% of their annual earnings. The Company matched a portion of the employee's contribution with cash. The Company's cash contribution to this plan was $1,033 in 1995.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

(8) RECEIVABLES

     Changes in the allowance for losses on receivables were as follows:

                                                      DECEMBER 31,
                                               ---------------------------
                                                1997      1996      1995
                                               -------   -------   -------
Balance at beginning of year.................  $ 8,070   $ 8,358   $ 7,968
Amount charged to income.....................    7,284     5,619     1,614
Accounts written off, net of recoveries......   (6,250)   (6,047)   (1,981)
Reduction resulting from sale of Hy-Lift and
  reclass of SPD amounts to "Net assets under
  contract for sale".........................       --      (912)       --
Reclassifications and other..................     (318)    1,052       757
                                               -------   -------   -------
Balance at end of year.......................  $ 8,786   $ 8,070   $ 8,358
                                               =======   =======   =======

     The increase in amounts charged to income and in the amounts written off, net of recoveries, in 1997 and 1996 over 1995 was attributable to payment problems primarily related to the declining marketplace for certain diagnostic products.

(9) INVENTORIES

     Domestic inventories, amounting to $67,400 and $85,200 at December 31, 1997 and 1996, respectively, are based on the last-in, first-out (LIFO) method. Such inventories, if priced on the first-in, first-out (FIFO) method, would have been approximately $10,300 and $12,100 greater at December 31, 1997 and 1996, respectively. During 1997, 1996 and 1995, certain inventory quantities were reduced resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect of these liquidations was not material. All foreign inventories are valued at FIFO costs. Inventories include material, labor and factory overhead costs, and are reduced, when necessary, to estimated realizable values.

     The components of inventory at year-end were as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------   --------
Finished products........................................  $35,968   $ 67,978
Work in process..........................................   29,616     18,664
Raw materials and supplies...............................   27,291     22,616
                                                           -------   --------
                                                           $92,875   $109,258
                                                           =======   ========

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

(10) INCOME TAXES

     Income (loss) from continuing operations before income taxes and extraordinary item and the related provision (benefit) for income taxes consisted of the following:

                                                 1997       1996       1995
                                               --------   --------   --------
Income (loss) before income taxes
Domestic.....................................  $ 39,406   $(42,637)  $ 10,136
Foreign......................................   (21,537)    (5,397)   (11,714)
                                               --------   --------   --------
          Total..............................  $ 17,869   $(48,034)  $ (1,578)
                                               ========   ========   ========
Provision (benefit) for income taxes
U.S. Federal:
  Current....................................  $ 11,879   $  5,198   $  4,329
  Deferred...................................    13,504      4,284     (1,896)
State........................................     3,153        270        290
Foreign......................................    (7,249)    (2,142)    (2,950)
                                               --------   --------   --------
          Total..............................  $ 21,287   $  7,610   $   (227)
                                               ========   ========   ========

     A reconciliation of the effective rate for income taxes from the U.S. statutory rate of 35% is shown below:

                                                  1997       1996       1995
                                                  -----      -----      -----
Statutory rate..................................   35.0%     (35.0)%    (35.0)%
Increase (decrease) in taxes resulting from:
Net effect of foreign operations................   11.0        1.9       72.9
State income taxes, net of federal income tax
  benefit.......................................   11.5        0.4       11.9
Amortization and write-off of goodwill and other
  acquisition costs.............................   62.1       52.6       99.0
Capital loss on sale of investment in RSV.......     --         --      (82.1)
Tax benefit of the Foreign Sales Corporation....   (5.8)      (3.6)     (32.3)
Earnings from equity interests..................     --       (3.3)     (70.4)
Other, net......................................    5.3        2.8       21.6
                                                  -----      -----      -----
                                                  119.1%      15.8%     (14.4)%
                                                  =====      =====      =====

     No provision has been made for income and withholding taxes which would become payable upon distribution of the undistributed earnings of foreign subsidiaries and affiliates. It is the Company's present intention to permanently reinvest these earnings in its foreign operations. The amount of undistributed earnings which have been reinvested in foreign subsidiaries and affiliates at December 31, 1997, was $26,100. It is not practical to determine the hypothetical U.S. federal income tax liability if all such earnings were remitted, but distribution as dividends at the end of 1997 would have resulted in payment of withholding taxes of approximately $1,900.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

     The components of the net deferred income tax assets (liabilities) were as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Deferred income tax asset:
  Receivables allowance................................  $  3,953    $  7,338
  Inventories allowance................................     9,639       6,361
  Compensation and benefit-related.....................    10,581      12,220
  Restructuring accruals...............................    25,934       1,323
  Warranty accruals....................................     1,341         948
  Other accrued liabilities............................    13,634      10,208
                                                         --------    --------
Current deferred income tax asset......................  $ 65,082    $ 38,398
                                                         --------    --------
Non-current deferred tax:
  Depreciation.........................................  $(21,580)   $(26,077)
Postretirement health and life.........................    29,449      37,872
  Book basis investment greater than tax basis
     investment in affiliates..........................   (55,548)    (28,733)
  Net operating loss carryforwards.....................     4,500      10,400
  Valuation allowance..................................    (4,500)    (10,400)
  Other................................................     1,537       1,719
                                                         --------    --------
Non-current deferred income tax liability..............  $(46,142)   $(15,219)
                                                         --------    --------
Net deferred income tax asset..........................  $ 18,940    $ 23,179
                                                         ========    ========

     Included on the consolidated balance sheets are U.S. federal income tax refunds and receivables of $6,939 as of December 31, 1997 and $3,810 as of December 31, 1996.

     At December 31, 1997, the Company had net operating loss carryforwards attributable to foreign operations of $11,800 available to offset future taxable income. These loss carryforwards expire as follows: $300 in 1998, $800 in 2001, $2,400 in 2002 and $8,300 thereafter. During 1997, the Company utilized net operating loss carryforwards attributable to foreign operations, resulting in net tax benefits of $900. The deferred tax asset related to the net operating loss carryforwards has been fully reserved in the valuation allowance.

(11) INVESTMENTS

     As of December 31, 1996, investments, as shown on the consolidated balance sheet, include equity investments in non-majority owned subsidiaries. These investments included the Company's 50% owned interest in JATEK, a joint venture in Japan, a 50% interest in IBS Filtran, a German company, a 50% owned interest in Allied Ring Corporation, a U.S. joint venture, and a 40% interest in Promec, a Mexican company. These investments were accounted for using the equity method. These investments, both individually and collectively, were not material to the Company's consolidated financial statements. The Company's interest in Allied Ring Corporation and its interest in Promec, aggregating $18,496, related to SPD which was sold on February 7, 1997, and were included in "Net assets under agreement for sale" as of December 31, 1996. During the first quarter of 1997, the Company acquired an additional 30% of JATEK and an additional 10% of IBS Filtran. The purchase price of the additional ownership in these entities, along with the Company's March 1997 acquisition of A.R. Brasch, aggregated $5,109.

     In 1995, the Company's partner in SP Europe announced its decision to limit its participation by not fully funding its 30% share of this partnership. The Company had accounted for this minority partner's 30% share of SP Europe's losses as minority interest income and recorded the cumulative losses attributed to the partner as

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

"minority interest" in the equity section of the consolidated balance sheets. Due to the partner's decision to not fully fund its 30% share, the Company recorded a $3,278 charge to minority interest (income) loss for the cumulative losses previously attributed to this partner.

(12) COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

     At December 31, 1997 and 1996, total costs in excess of net assets of businesses acquired was $81,166 and $76,983, and accumulated amortization of costs in excess of net assets of businesses acquired was $21,009 and $18,319, respectively. Amortization was $2,971 in 1997, $6,334 in 1996 and $6,811 in 1995. At December 31, 1996, $64,322 of gross goodwill and $4,803 of accumulated amortization related to SPD, which was sold on February 7, 1997, was included in "Net assets under agreement for sale."

     At December 31, 1996, the Company recognized a $67,817 goodwill write-off ($82,986 gross and $15,169 of accumulated amortization), with no associated tax benefit. The goodwill was related to the 1988 acquisition of Bear Automotive Company and the 1993 acquisition of Allen Testproducts, collectively referred to as Automotive Diagnostics. This goodwill represented the Company's intangible business investment in PC based engine diagnostic equipment, wheel service equipment and gas emissions testing equipment. The decision to write-off the goodwill resulted from conclusions drawn from the Company's strategic review process that was completed in December of 1996. The strategic review process indicated that the business, as originally acquired, would not be able to generate operating income sufficient to offset the annual goodwill amortization. The strategic review process found accelerating technological changes had significantly reduced the remaining life of PC based diagnostic equipment. The process also found significant uncertainties about the future opportunities related to gas emissions testing equipment, and a decline in the Company's wheel service equipment market share. Assessing the impact of these factors on the business, as originally acquired, management concluded that Automotive Diagnostics' goodwill was impaired.

(13) COMMITMENTS AND CONTINGENT LIABILITIES

OPERATING LEASES

     The Company leases certain offices, warehouses and equipment under lease agreements expiring at various dates through 2004. Future minimum rental commitments under noncancelable operating leases are $9,948 for 1998, $8,083 for 1999, $5,974 for 2000, $4,236 for 2001, $2,585 for 2002 and aggregate $5,239 thereafter. Rent on these leases was $11,046 in 1997, $11,684 in 1996 and $14,800 in 1995.

GENERAL

     On April 11, 1996, the Company was named as a defendant in an action filed in Federal Court for the Northern District of Illinois. Snap-on Incorporated, Snap-on Tools Company and Snap-on Technologies, Inc. v. Ronald J. Ortiz and SPX Corporation, No. 96C2138, U.S. District Court for the Northern District of Illinois. The Complaint contained seventeen counts, fifteen of which were directed to the Company. Of the fifteen counts directed to the Company, seven were related to the hiring in 1992 of a former officer of Sun Electric Corporation, five contained allegations of patent infringement and three sought a declaration of invalidity of patents owned by the Company. On June 28, 1996, the Company filed an eight count counterclaim, containing three counts of patent infringement and five counts for declaration of invalidity of patents held by the Plaintiffs. These patents pertain to certain features related to performance test equipment manufactured by Sun, Snap-on and the Company. At that time, the Company also filed a motion to dismiss five of the counts of the Complaint related to the hiring of the former Sun executive. On October 23, 1996, four of those counts were dismissed, three with prejudice and one with leave to amend. Since that time, a further motion to dismiss one of those counts was filed and granted. Document discovery has proceeded and depositions have been initiated. Neither the complaint nor the counterclaim contain specific allegations of

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

damages, however, the products affected by the patents at issue are significant for Sun, Snap-on and the Company. Management expects that the value of the claims against the Company and those brought by the Company could be in the multiple millions of dollars. The Company believes it has meritorious defenses to the allegations directed against it and intends to vigorously prosecute the claims it has raised. It is not, however, possible to assess the ultimate outcome of the claims at this point.

     In 1993, the Company terminated a business relationship with Robert Metzler and his company, Allstate's of America, Inc. In October 1993, plaintiffs Metzler and Allstate's filed a complaint against the Company and others alleging breach of contract, intentional infliction of emotional distress, and certain federal and state law antitrust actions. Several of plaintiffs' claims have been dismissed or disposed of by summary judgment with the Plaintiffs' surviving claims consisting of federal and state antitrust and related tortious interference counts. The Company has moved for summary judgment on each of the remaining antitrust and related tortious interference counts. Those motions for summary judgment are currently pending before the magistrate. The case currently is not set for trial. The complaint does not specifically assert the amount of damages, however, the value of the claims asserted against the Company, if proven, could be in the multiple millions of dollars. The Company vigorously contests plaintiffs' claims both as a matter of law and fact, and believes that it has meritorious defenses against plaintiffs' claims. On the issue of potential damages, the Company's damages expert has opined that, even if liability is assumed, plaintiffs' damages are significantly lower than those projected by plaintiffs. It is not, however, possible to assess the ultimate outcome of the claims at this point.

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

ENVIRONMENTAL

     The Company's operations and properties are subject to federal, state, local, and foreign regulatory requirements relating to environmental protection. It is the Company's policy to comply fully with all such applicable requirements. As part of its effort to comply, management established an ongoing environmental compliance auditing program in 1989. Based on current information, management believes that the Company's operations are in substantial compliance with applicable environmental laws and regulations, and the Company is not aware of any violation that will have a material adverse effect on the business, financial conditions, results of operations, or cash flows of the Company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the Company's business or operations in the future.

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

     The Company feels it may become involved as a potentially responsible party ("PRP") under the Comprehensive, Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, or similar state superfund statutes in two proceedings involving off-site waste disposal facilities. At both of these sites it has been established that the Company is a de minimis contributor. Amounts have been accrued in the consolidated financial statements. Information available to the Company in most cases includes estimates from PRPs and/or federal or state regulatory agencies for the investigation, clean up costs at those sites, and data related to the quantities and characteristics of materials generated at or shipped to each site.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

Based on this information, the Company believes that the costs for each site are not material and in total the anticipated clean up costs of current PRP actions would not have material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

EXECUTIVE SEVERANCE AGREEMENTS

     The Company's Board of Directors has adopted executive severance agreements which create certain liabilities in the event of the termination of the covered executives following a change of control of the Company. The aggregate commitment under these executive severance agreements should all six covered employees be terminated is approximately $15,000 as of December 31, 1997. Additionally, should a change in control occur, restrictions on any outstanding restricted stock, any outstanding stock options, and the EVA Incentive Compensation Plan bonus bank would lapse.

(14) NOTES PAYABLE AND DEBT

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Revolving Credit Agreement..................................  $180,000   $ 73,000
Senior Subordinated Notes, 11 3/4%..........................     1,681    128,415
Industrial revenue bonds, with interest rates established
  monthly based on an index of short-term municipal bond
  interest rates, due 2010 to 2025..........................    15,100     15,100
Other.......................................................     8,483     12,774
                                                              --------   --------
Total consolidated debt.....................................  $205,264   $229,289
  Less -- Notes payable and current maturities of long-term
     debt...................................................     2,774      1,430
                                                              --------   --------
Total long-term debt........................................  $202,490   $227,859
                                                              ========   ========

     Aggregate maturities of total debt are $2,774 in 1998, $2,902 in 1999, $298 in 2000, $298 in 2001, $181,979 in 2002 and $17,013 thereafter.

     REVOLVING CREDIT AGREEMENT -- The Company has a credit agreement, as amended, with a syndicate of banks providing unsecured revolving credit commitments in an aggregate amount not to exceed $400,000. The agreement, dated May 7, 1997, has a termination date of May 7, 2002. At the option of the Company, revolving credit advances may be Floating rate advances or Eurodollar advances. Floating rate advances bear interest at the prime rate. Eurodollar advances bear interest at LIBOR plus 0.375% to 1.0% for an interest period of one, two, three or six months, selected by the Company prior to each Eurodollar advance. The interest premium above LIBOR is dependant upon the ratio of debt to EBITDA. At December 31, 1997, the weighted average interest rate on outstanding revolving credit borrowings was 6.7%.

     The agreement also provides a letter of credit facility, which is available for the issuance of standby letters of credit in an aggregate amount up to $35,000. Standby letters of credit issued under this facility, $17,100 at December 31, 1997, reduce the aggregate amount available under the revolving credit commitment.

     The Company must pay a commitment fee of 0.15% to 0.25% per annum on the aggregate revolving credit commitment, minus the sum of the outstanding balance of the revolving credit loans and the letter of credit facility obligations.

     The Company also has a $5,000 swingline loan facility to assist in managing daily cash requirements. Loans under the swingline bear interest at the prime rate and are due in 90 days. At December 31, 1997 and 1996, there were no borrowings outstanding under this swingline loan facility.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

     SENIOR SUBORDINATED NOTES -- In May 1994, the Company issued $260,000 of Senior Subordinated Notes which bear interest of 11 3/4%, payable semiannually and are due June 1, 2002. The Company completed a tender offer to purchase for cash all of its outstanding 11 3/4% Senior Subordinated Notes in 1997. Through the tender offer and previous open market purchases, the Company has purchased $258,319 of the Senior Subordinated Notes. The remaining notes are redeemable at the option of the Company after June 1, 1998 at a premium which declines to par in the year 2000.

     RESTRICTIVE COVENANTS -- The Company is required to maintain compliance with restrictive covenants contained in the revolving credit agreement, as amended. At December 31, 1997, the Company was in compliance with all restrictive covenants contained in the revolving credit agreement. Under the most restrictive of these covenants, the Company was required to:

     -Maintain a Debt/EBITDA Ratio less than 3.75/1.0 as of December 31, 1997, a ratio less than 3.5/1.0 for fiscal quarters ending March, June and September of 1998, and a ratio less than 3.0/1.0 thereafter. At December 31, 1997, the ratio was 2.34/1.0.

     -Maintain a Fixed Charge Coverage Ratio greater than 1.75/1.0 through
      September of 1998, and a ratio greater than 2.0/1.0 thereafter. At December 31, 1997, the ratio was 3.47/1.0.

     Covenants also limit capital expenditures, investments, and transactions with affiliates.

(15) FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and transaction specific foreign exchange risks.

     Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on floating rate long-term debt. At December 31, 1997, the Company was party to three interest rate cap agreements which expire in 1998. The agreements entitle the Company to receive from the counterparties on a quarterly basis the amounts, if any, by which LIBOR exceeds 6.5% on $100,000 and 9.0% on $37,500.

     The Company enters into foreign exchange contracts to hedge specific purchase and sale transactions involving more than one currency. The Company's forward exchange contracts and futures hedge transactions are principally denominated in European currencies. Some of the contracts involve the exchange of two foreign currencies, according to local needs in foreign subsidiaries. The term of the currency derivatives is rarely more than six months. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual total dollar net cash inflows resulting from transactions will be adversely affected by changes in exchange rates. At December 31, 1997 and 1996, the Company had no significant foreign exchange contracts outstanding.

OFF-BALANCE SHEET RISK

     As collateral for performance on contracts and as credit guarantees to banks and insurers, the Company is contingently liable under standby letters of credit in the amount of $17,100 and $15,960 at December 31, 1997 and 1996, respectively. These standby letters of credit are generally in force for one year, for which the Company pays fees to various banks that generally range from
 .625 to 1.25 percent per annum of their face value. If the Company was required to obtain replacement standby letters of credit as of December 31, 1997 for those currently outstanding, it is the Company's opinion that the replacement costs would not significantly vary from the present fee structure.

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                       1997                      1996
                                              ----------------------    ----------------------
                                              CARRYING       FAIR       CARRYING       FAIR
                                               AMOUNT        VALUE       AMOUNT        VALUE
                                              ---------    ---------    ---------    ---------
Cash and temporary investments..............  $  12,113    $  12,113    $  12,312    $  12,312
Receivables.................................    172,783      172,783       96,495       96,495
Investment in Echlin Inc. ..................     14,868       14,868           --           --
Other assets (derivative)...................         24           --           40           --
Notes payable and current maturities of
  long-term debt and long-term debt.........   (205,264)    (205,369)    (227,859)    (244,057)
Off-Balance Sheet Financial Instruments:
  Letters of credit.........................         --      (17,100)          --      (15,960)

     The following methods and assumptions were used by the Company in estimating its fair value disclosures:

     - Cash and temporary investments, and receivables: The carrying amount reported on the consolidated balance sheets approximates its fair value because of the short maturity of those instruments.

     - Investment in Echlin Inc.: The carrying amount represents the fair value based upon Echlin's quoted market share price at December 31, 1997.

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

RECEIVABLES SOLD

     The Company retained certain repurchase and recourse liability related to lease receivables sold to third party leasing companies. As of December 31, 1997, approximately $8,100 of lease receivables held by these leasing companies was subject to recourse equal to their net lease balance. Additionally, as of December 31, 1997, third party leasing companies hold approximately $37,400 of net lease receivables that provide for limited repurchase liability to the Company. The Company maintains valuation allowances for its estimated ultimate cost of recourse and repurchase liabilities, net of the estimated recoverable value.

     The Company had a three-year agreement, which expired in April 1997, with a financial institution whereby the Company agreed to sell undivided fractional interests in designated pools of domestic trade accounts receivable, in an amount not to exceed $30,000. In order to maintain the balance in the designated pools of trade accounts receivable sold, the Company sold participating interests in new receivables as existing receivables were collected. At December 31, 1996, the Company had sold $25,950 of trade accounts

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

receivable under this program. Under the terms of that agreement, the Company was obligated to pay fees which approximated the purchasers' cost of issuing a like amount in commercial paper plus certain administrative costs. Such fees were $268 in 1997, $1,690 in 1996, and $1,860 in 1995 and are included in other expense, net.

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

     Concentrations of credit risk arising from trade accounts receivable are due to the Company selling to a large number of customers operating in the motor vehicle industry, particularly in the United States. The Company performs ongoing credit evaluations of its customers' financial conditions and does obtain collateral or other security when appropriate. The Company's three largest customers, General Motors Corporation, Ford Motor Company and Chrysler Corporation, including their divisions, dealers and distributors, accounted for approximately 37% of sales in 1997.

     The Company is exposed to credit losses in the event of nonperformance by counterparties to its interest rate cap agreements, but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

(16) CAPITAL STOCK

COMMON STOCK

     Authorized shares of common stock (par value $10.00) total 50,000,000 shares. Common shares issued and outstanding are summarized in the table below.

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    1997          1996          1995
                                                 ----------    ----------    ----------
Issued shares..................................  16,700,373    16,397,314    15,947,893
Treasury shares................................  (4,169,873)   (1,633,125)   (1,633,125)
                                                 ----------    ----------    ----------
Outstanding shares.............................  12,530,500    14,764,189    14,314,768
KSOP trust -- unallocated......................    (582,861)     (671,733)     (870,555)
                                                 ----------    ----------    ----------
End of year shares used to compute earnings per
  share........................................  11,947,639    14,092,456    13,444,213
                                                 ==========    ==========    ==========

     In computing weighted average shares outstanding for diluted earnings per share for the years ended December 31, 1997, 1996, and 1995, common stock equivalents resulting from stock options outstanding were not included as they would have been anti-dilutive to the earnings per share calculation. Common stock equivalents were 620,901, 336,380, and 22,405 at December 31, 1997, 1996,
and 1995, respectively.

     Treasury shares average cost was $45.90 per share at December 31, 1997, and $30.625 per share at December 31, 1996 and 1995. In May 1997, the Company completed a Dutch auction self-tender offer for 2,146,548 shares of the Company's common stock at $56.00 per share. During the last half of 1997, 390,200 additional shares of common stock were purchased in the open market. Concurrent with the Dutch auction,

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

the Company announced the elimination of quarterly cash dividends in favor of open market purchases of common stock as the preferred method of distributing cash to shareholders. At December 31, 1997, the Company was authorized to purchase approximately 625,000 additional shares in the open market.

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

     Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options. The option price per share may be no less than the fair market value of the common stock of the Company on the date of grant. Beginning in 1996, fifty percent of the options issued to key employees after December 31, 1995 become exercisable two years after the date of grant. The remaining options vest three years after the date of grant. Prior to 1996, options became exercisable six months after the date of the grant. Key employee options expire no later than 10 years and one day from the date of grant. Upon exercise, the employee has the option to surrender shares at current value in payment of the exercise price and for withholding tax obligations, or to surrender by attestation already owned mature shares in payment of the exercise price and/or withholding tax obligations and to receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired.

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

OTHER STOCK OPTION AND RESTRICTED STOCK GRANTS

     Under the 1997 Non-employee Directors Compensation Plan, up to 75,000 shares of common stock have been reserved for issuance, and options to purchase 12,000 shares at $45.75 were awarded in 1997.

     In 1995, the Company issued 125,000 shares of restricted common stock and granted an option to acquire 125,000 shares of common stock to the Chairman, President, and Chief Executive Officer, as part of his employment agreement. The shares and options are not a part of the 1992 Stock Compensation Plan.

     During 1997, 1,300,000 stock options were awarded to three executives of the Company. The options vest after five years and have exercise prices as follows; 250,000 options have an exercise price of $45.75, 320,000 options have an exercise price of $60.00, 365,000 options have an exercise price of $75.00, and

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

365,000 options have an exercise price of $90.00. No portion of the option awards shall vest prior to the end of five years from the date of grant, unless certain circumstances exist. The options are not part of the 1992 Stock Compensation Plan. All of these exercise prices exceeded the market price at the date of grant, except for those granted with an exercise price of $45.75 which was the market price.

STOCK OPTION AND RESTRICTED STOCK SUMMARY

     The following table includes stock options and restricted stock granted under the 1992 Stock Compensation Plan, stock options granted under the 1997 Non-employee Directors Compensation Plan, and stock options and restricted stock granted outside of these plans. The table also includes shares available for grant under the 1992 Stock Compensation Plan, and shares available for grant under the 1997 Non-employee Directors Compensation Plan:

                                           1997                   1996                   1995
                                   --------------------   --------------------   --------------------
                                               EXERCISE               EXERCISE               EXERCISE
                                                PRICE                  PRICE                  PRICE
                                    SHARES     WTD AVE     SHARES     WTD AVE     SHARES     WTD AVE
                                   ---------   --------   ---------   --------   ---------   --------
Stock Options:
  Outstanding at beginning of
     year........................    863,475    $15.62    1,011,200    $15.48    1,080,225    $15.32
  Options granted................  1,629,000     55.59      300,500     15.94      138,800     15.73
  Options exercised..............   (283,725)    18.48     (449,975)    14.92     (111,025)    12.53
  Surrendered/canceled...........    (41,500)                 1,750                (96,800)
                                   ---------              ---------              ---------
Outstanding at end of year.......  2,167,250     57.97      863,475     15.62    1,011,200     15.48
                                   =========              =========              =========
  Exercisable at end of year.....    504,250     16.10      658,975     15.91      886,200     15.45
Restricted Stock issued..........     19,630                     --                 68,835
Shares available for grant under:
  1992 Stock Compensation Plan...    884,027              1,159,529                206,777
  1997 Non-employee Directors
     Compensation Plan...........     63,000                     --                     --

     Stock options outstanding at December 31, 1997 and related weighted average price and life information follows:

                                                 OPTIONS OUTSTANDING           EXERCISABLE OPTIONS
                                          ----------------------------------   -------------------
                                                      REMAINING    EXERCISE              EXERCISE
                RANGE OF                              LIFE-YEARS     PRICE                 PRICE
            EXERCISE PRICES                SHARES     (WTD AVE)    (WTD AVE)   SHARES    (WTD AVE)
            ---------------               ---------   ----------   ---------   -------   ---------
$11.375-$20.125.........................    517,950       6         $15.39     454,450    $15.65
$23.625-$65.625.........................    349,300       9         $41.63      49,800    $32.20
$45.75 -$90.00..........................  1,300,000       9         $68.29          --    $   --

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and, accordingly, no compensation cost has been recognized for stock option grants. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                    1997          1996         1995
                                                  --------      --------      -------
Net loss -- as reported.........................  $(13,748)     $(62,271)     $(5,276)
Net loss -- pro forma...........................  $(25,966)     $(63,034)     $(5,638)
Basic per Share:
  As reported...................................  $  (1.08)     $  (4.52)     $ (0.40)
  Pro forma.....................................  $  (2.04)     $  (4.57)     $ (0.43)
  Average shares (in thousands).................    12,754        13,785       13,173
Diluted per Share:
  As reported...................................  $  (1.08)     $  (4.52)     $ (0.40)
  Pro forma.....................................  $  (2.04)     $  (4.57)     $ (0.43)
  Average shares (in thousands).................    12,754        13,785       13,173

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

           YEAR OF             DIVIDEND     EXPECTED       RISK FREE      EXPECTED      EXPECTED
            GRANT               YIELD      VOLATILITY    INTEREST RATE    VESTING %    OPTION LIFE
           -------             --------    ----------    -------------    ---------    -----------
1997.........................    0.0%         .306           6.30%           75%         6 Years
1996.........................    3.2%         .344           5.80%           75%         6 Years
1995.........................    3.3%         .332           5.76%          100%         6 Years

SHAREHOLDER RIGHTS PLAN

     On June 25, 1996, the Company entered into a Rights Agreement (amended on October 23, 1997), pursuant to which the Company issued a dividend of one preferred stock purchase right on each outstanding share of common stock. Each right entitles the holder, upon the occurrence of certain events, to purchase one one-thousandth of a share of a new series of junior participating preferred stock for $200. Furthermore, if the Company is involved in a merger or other business combination at any time after the rights become exercisable, the rights will entitle the holder to buy the number of shares of common stock of the acquiring company having a market value of twice the then current exercise price of each right. Alternatively, if a 20% or more shareholder acquires the Company by means of a reverse merger in which the Company and its stock survive, or engages in self-dealing transactions with the Company, or if any person acquires 20% or more of the Company's common stock, then each right not owned by a 20% or more shareholder will become exercisable for the number of shares of common stock of the Company having a market value of twice the then current exercise price of each right. The rights, which do not have voting rights, expire on June 25, 2006, and may be redeemed by the Company at a price of $.01 per right at any time prior to any person or affiliated group of persons acquires 20% or more of the Company's common stock.

(17) SUBSEQUENT EVENT -- OFFER TO PURCHASE ECHLIN INC.

     On February 17, 1998, the Company announced that it had made an offer to acquire Echlin Inc. ("Echlin") for cash and Company common stock valued at approximately $48.00 per Echlin share (based upon the Company's February 13, 1998 closing stock price of $75 1/16). The market value of the offer price per Echlin share will vary with the Company's actual stock price. The offer consists of $12.00 in cash and 0.4796 Company share per Echlin share. At February 17, 1998, the Company owned approximately 1.15 million Echlin shares, or approximately 1.8% of its shares outstanding. Immediately following the consummation of

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

the transaction, Echlin shareholders would own approximately 70% of the outstanding shares of the combined company.

     The Company is soliciting demands from Echlin shareholders' to call a special meeting of Echlin shareholders for the purpose of removing and replacing the Board of Directors of Echlin with the Company's nominees. If elected, the Company's nominees will take all action needed to facilitate consummation of the Company's offer, subject to their fiduciary and statutory duties as Echlin directors. If the Company is successful in having the special meeting called, it must be held within 90 days of delivery of the written demands to call the meeting.

     The Company's offer is subject to, among other things, approval by Company and Echlin shareholders, redemption or inapplicability of Echlin's poison pill, inapplicability of certain provisions of the Connecticut Business Corporation Act placing restrictions on business combinations, and completion of financing arrangements. The Company has received a "highly confident" letter from Canadian Imperial Bank of Commerce and its affiliate, CIBC Oppenheimer Corp., to finance the cash portion of the offer, refinance existing debt and provide working capital. The Company estimates that the financing required would be approximately $2.4 billion.

     The transaction would be accounted for as a reverse acquisition as the shareholders of Echlin would own a majority of the shares of the combined company upon completion of the transaction. Accordingly, for accounting purposes, the Company would be treated as the acquired company and Echlin would be considered to be the acquiring company. The purchase price will be allocated to the assets and liabilities assumed of the Company based on their estimated fair market values at the acquisition date. Under reverse acquisition accounting, the purchase price of the Company would be based on the fair market value of the Company's common stock at the date of acquisition. The cash portion of the offer would be accounted for as a dividend by the combined company.

     As of December 31, 1997, the Company had recorded an investment of $14,868 in the common stock of Echlin Inc. This investment represents 416,000 shares, or approximately 0.7% ownership, of Echlin Inc. The shares are considered to be trading securities and are carried on the consolidated balance sheet in Prepaid and other current assets at market value.

(18) QUARTERLY RESULTS (UNAUDITED)

                                                                1997
                                      --------------------------------------------------------
                                       FIRST       SECOND      THIRD       FOURTH      TOTAL
                                      QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                      --------    --------    --------    --------    --------
Revenues............................  $236,662    $230,263    $213,672    $241,719    $922,316
Gross profit........................    62,495      64,184      61,336      65,256     253,268
Income (loss) from continuing
  operations........................    34,705*     11,965       9,899     (59,987)**   (3,418)
Extraordinary item..................   (10,330)         --          --          --     (10,330)
Net income (loss)...................    24,375      11,965       9,899     (59,987)    (13,748)
Basic income (loss) per share:
  Continuing operations.............  $   2.44    $   0.90    $   0.83    $  (5.02)   $  (0.27)
  Extraordinary item................     (0.73)         --          --          --       (0.81)
  Net income (loss).................      1.71        0.90        0.83       (5.02)      (1.08)
Diluted income (loss) per share:
  Continuing operations.............  $   2.39    $   0.88    $   0.80    $  (5.02)   $  (0.27)
  Extraordinary item................     (0.71)         --          --          --       (0.81)
  Net income (loss).................      1.68        0.88        0.80       (5.02)      (1.08)

---------------

 * Includes a $31,160 after-tax gain on the sale of a business.

** Includes a pretax special charge of $116,500 ($74,560 after-tax).

                        SPX CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

                                                                1996
                                     ----------------------------------------------------------
                                      FIRST       SECOND      THIRD       FOURTH       TOTAL
                                     QUARTER     QUARTER     QUARTER     QUARTER        YEAR
                                     --------    --------    --------    --------    ----------
Revenues...........................  $292,308    $310,623    $254,979    $251,512    $1,109,422
Gross profit.......................    63,875      74,908      63,332      57,147       259,262
Income (loss) from continuing
  operations.......................     2,764       3,527       3,837     (65,772)*     (55,644)
Extraordinary item.................        --        (379)       (774)     (5,474)       (6,627)
Net income (loss)..................     2,764       3,148       3,063     (71,246)      (62,271)
Basic income (loss) per share:
  Continuing operations............  $   0.20    $   0.26    $   0.28    $  (4.69)   $    (4.04)
  Extraordinary item...............        --       (0.03)      (0.06)      (0.39)        (0.48)
  Net income (loss)................      0.20        0.23        0.22       (5.08)        (4.52)
Diluted income (loss) per share:
  Continuing operations............  $   0.20    $   0.26    $   0.27    $  (4.69)   $    (4.04)
  Extraordinary item...............        --       (0.03)      (0.05)      (0.39)        (0.48)
  Net income (loss)................      0.20        0.23        0.22       (5.08)        (4.52)

---------------

* Includes an after-tax goodwill write-off of $67,817.

                                                                1995
                                     ----------------------------------------------------------
                                      FIRST       SECOND      THIRD       FOURTH       TOTAL
                                     QUARTER     QUARTER     QUARTER     QUARTER        YEAR
                                     --------    --------    --------    --------    ----------
Revenues...........................  $275,769    $293,376    $268,790    $260,168    $1,098,103
Gross profit.......................    58,556      68,490      63,752      53,768       244,566
Income (loss) from continuing
  operations.......................       201       3,572       4,204      (9,328)*      (1,351)
Income (loss) from discontinued
  operation........................       121          63      (3,031)         --        (2,847)
Extraordinary item.................       (72)       (206)       (471)       (329)       (1,078)
Net income (loss)..................       250       3,429         702      (9,657)       (5,276)
Basic income (loss) per share:
  Continuing operations............  $   0.01    $   0.28    $   0.32    $  (0.70)   $    (0.10)
  Discontinued operation...........      0.01        0.00       (0.23)       0.00         (0.22)
  Extraordinary item...............      0.00       (0.02)      (0.04)      (0.03)        (0.08)
  Net income (loss)................      0.02        0.26        0.05       (0.73)        (0.40)
Diluted income (loss) per share:
  Continuing operations............  $   0.01    $   0.28    $   0.32    $  (0.70)   $    (0.10)
  Discontinued operation...........      0.01        0.00       (0.23)         --         (0.22)
  Extraordinary item...............      0.00       (0.02)      (0.04)      (0.03)        (0.08)
  Net income (loss)................      0.02        0.26        0.05       (0.73)        (0.40)

---------------

* Includes a pretax special charge of $10,724 ($6,972 after-tax).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     (a) Directors of the Company.

          See the Company's Proxy Statement, incorporated by reference as Part III of this Form 10-K, under the caption "Election of Directors."

     (b) Executive Officers of the Company.

          See Part I of this Form 10-K at page 7.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

     See the Company's Proxy Statement, incorporated by reference as Part III of this Form 10-K, under the headings "Compensation of Executive Officers" and "Directors' Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the Company's Proxy Statement, incorporated by reference as Part III of this Form 10-K, under the caption "Stock Ownership of Management and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Peter H. Merlin, a Director of the Company, is a Partner in the law firm of Gardner, Carton & Douglas which the Company had retained in 1997 and many prior years and anticipates retaining in 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

        1. All financial statements. See Index to Consolidated Financial Statements on page 22 of this Form 10-K.

        2. Financial Statement Schedules. None required. See page 22 of this Form 10-K.

        3. Exhibits

           ITEM NO.                              DESCRIPTION
           --------                              -----------
               2         Registration Statement on Form S-4 (which as of the date
                         hereof has not been declared effective), file No. 333-46381, in connection with Offer to Exchange each Outstanding Share of Common Stock of Echlin Inc. for $12.00 Net Per Share in
                         Cash and 0.4796 Share of Common Stock of SPX Corporation
                         filed on February 17, 1998.
               3(i)      Restated Certificate of Incorporation, incorporated herein by reference from the Company's Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1987.
                (ii)     Certificate of Ownership and Merger dated April 25, 1988,
                         incorporated herein by reference from the Company's Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1988.
                (iii)    By-Laws as amended through October 25, 1995, incorporated
                         herein by reference from the Company's Quarterly Report on
                         Form 10-Q, file No. 1-6948, for the quarter ended September
                         30, 1995.
               4(i)      11 3/4% Senior Subordinated Notes due 2002, incorporated
                         herein by reference from the Company's Amendment No. 2 to
                         Form S-3 Registration Statement 33-52833, filed on May 27,
                         1994.
                (ii)     Indenture, dated as of June 6, 1994, between the Company and
                         The Bank of New York, as trustee, relating to the 11 3/4%
                         Senior Subordinated Notes due 2002, incorporated herein by reference from the Company's Amendment No. 2 to Form S-3
                         Registration Statement 33-52833, filed on May 27, 1994.
                (iii)    Rights Agreement, dated as of June 25, 1996 between SPX
                         Corporation and The Bank of New York, as Rights Agent,
                         relating to Rights to purchase preferred stock under certain circumstances, incorporated herein by reference from the
                         Company's Registration Statement on Form 8-A filed on June
                         26, 1996.
                (iv)     Amendment No. 1 to Rights Agreement, effective October 22,
                         1997, between SPX Corporation and The Bank of New York,
                         incorporated herein by reference from the Company's
                         Registration Statement on Form 8-A filed on January 9, 1998.
                (v)      Credit Agreement between SPX Corporation and The First
                         National Bank of Chicago, as agent for the banks named
                         therein, dated as of May 7, 1997, incorporated herein by
                         reference from the Company's Quarterly Report on Form 10-Q, file No. 1-6948, for the quarter ended March 31, 1997.
                (vi)     Amendment No. 1 and Waiver to Credit Agreement between SPX
                         Corporation and The First National Bank of Chicago, as agent for the banks named therein, dated as of December 19, 1997.
              10(i)      Sealed Power Corporation Executive Performance Unit Plan,
                         incorporated herein by reference from the Company's
                         Amendment No. 1 on Form 8 to the Annual Report on Form 10-K,
                         file No. 1-6948, for the year ended December 31, 1988.
                (ii)     SPX Corporation Retirement Plan for Directors, as amended
                         and restated, incorporated herein by reference from the
                         Company's Amendment No. 1 on Form 8 to the Annual Report on
                         Form 10-K, file No. 1-6948, for the year ended December 31,
                         1988.

           ITEM NO.                              DESCRIPTION
           --------                              -----------
                (iii)    SPX Corporation Supplemental Retirement Plan for Top
                         Management, as amended and restated, incorporated herein by reference from the Company's Amendment No. 1 on Form 8 to
                         the Annual Report on Form 10-K, file No. 1-6948, for the
                         year ended December 31, 1988.
                (iv)     SPX Corporation Excess benefit Plan No. 3, as amended and
                         restated, incorporated herein by reference from the
                         Company's Amendment No. 1 on Form 8 to the Annual Report on
                         Form 10-K, file No. 1-6948, for the year ended December 31,
                         1988.
                (v)      SPX Corporation Executive Severance Agreement, incorporated herein by reference from the Company's Amendment No. 1 on
                         Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1988.
                (vi)     SPX Corporation Trust Agreement for Supplemental Retirement
                         Plan for Top Management, Excess Benefit Plan No. 3, and
                         Retirement Plan for Directors, incorporated herein by
                         reference from the Company's Amendment No. 1 on Form 8 to
                         the Annual Report on Form 10-K, file No. 1-6948, for the
                         year ended December 31, 1988.
                (vii)    SPX Corporation Trust Agreement for Participants in
                         Executive Severance Agreements, Special Separation Pay Plan
                         for Corporate Staff Executive Personnel Agreements and
                         Special Separation Pay Plan for Corporate Staff Management
                         and Administrative Personnel Agreements, incorporated herein by reference from the Company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the
                         year ended December 31, 1988.
                (viii)   SPX Corporation Stock Compensation Plan Limited Stock
                         Appreciation Rights Award, incorporated herein by reference from the Company's Amendment No. 1 on Form 8 to the Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1988.
                (ix)     SPX Corporation Stock Ownership Plan, incorporated herein by reference from the Company's Current Report on Form 8-K,
                         file No. 1-6948, filed on July 26, 1989.
                (x)      SPX Corporation Stock Ownership Trust, incorporated herein by reference from the Company's Current Report on Form 8-K, file No. 1-6948, filed on July 26, 1989.
                (xi)     SPX Corporation 1992 Stock Compensation Plan, incorporated herein by reference from Exhibit 10(iii)(n) to the Company's
                         Annual Report on Form 10-K, file No. 1-6948, for the year
                         ended December 31, 1992.
                (xii)    SPX Corporation Supplemental Employee Stock Ownership Plan,
                         incorporated herein by reference from the Company's Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1990.
                (xiii)   Employment agreement, and related Nonqualified Stock Option
                         Agreement and Restricted Shares Agreement, between SPX
                         Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to the Company's Annual
                         Report on Form 10-K, file 6948, for the year ended December
                         31, 1995.
                (xiv)    Employment agreement between SPX Corporation and John B.
                         Blystone dated as January 1, 1997, incorporated herein by
                         reference to the Company's Annual Report on Form 10-K, file
                         6948, for the year ended December 31, 1996.
              11         Statement regarding computation of earnings per share. See
                         Consolidated Statements of Income, page 25 of this Form
                         10-K.
              21         Subsidiaries.
              23         Consent of Independent Public Accountants.
              27         Financial data schedule.

     (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1998.

                                            SPX CORPORATION
                                            (Registrant)

                                            By    /s/ PATRICK J. O'LEARY
                                             -----------------------------------
                                                     Patrick J. O'Leary
                                                   Vice President Finance,
                                                Treasurer and Chief Financial
                                               Officer and Accounting Officer

                               POWER OF ATTORNEY

     The undersigned officers and directors of SPX Corporation hereby severally constitute John B. Blystone, Christopher J. Kearney Patrick J. O'Leary and each of them singly our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendment thereto, and generally to do all such things in our name and on our behalf in our capacities as officers and directors to enable SPX Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them, on the Annual Report on Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned have signed this report on this 31st day of March, 1998.

                /s/ JOHN B. BLYSTONE                                       /s/ PATRICK J. O'LEARY
-----------------------------------------------------       -----------------------------------------------------
                  John B. Blystone                                           Patrick J. O'Leary
            Chairman, President and Vice                                   Vice President Finance,
               Chief Executive Officer                                  Treasurer and Chief Financial
                      Director                                         Officer and Accounting Officer

               /s/ J. KERMIT CAMPBELL                                        /s/ SARAH R. COFFIN
-----------------------------------------------------       -----------------------------------------------------
                 J. Kermit Campbell                                            Sarah R. Coffin
                      Director                                                    Director

                 /s/ FRANK A. EHMANN                                        /s/ EDWARD D. HOPKINS
-----------------------------------------------------       -----------------------------------------------------
                   Frank A. Ehmann                                            Edward D. Hopkins
                      Director                                                    Director

              /s/ CHARLES E. JOHNSON II                                     /s/ RONALD L. KERBER
-----------------------------------------------------       -----------------------------------------------------
                Charles E. Johnson II                                         Ronald L. Kerber
                      Director                                                    Director

                 /s/ PETER H. MERLIN                                        /s/ DAVID P. WILLIAMS
-----------------------------------------------------       -----------------------------------------------------
                   Peter H. Merlin                                            David P. Williams
                      Director                                                    Director