Form 10-Q
period 1998-03-31
SPX CORP
filed 1998-05-08
CIK 88205

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


                                    Yes X No



             Common shares outstanding April 30, 1998 -- 12,636,069

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SPX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                     March 31,      December 31,
                                                       1998             1997
                                                    ----------       ----------
ASSETS
 Current assets:
 Cash and cash equivalents                          $    8,096       $   12,113
 Receivables                                           156,293          172,783
 Inventories                                           103,398           92,875
 Deferred income tax asset and refunds                  66,998           72,021
 Prepaid and other current assets                       80,843           33,753
                                                    ----------       ----------
 Total current assets                               $  415,628       $  383,545
 Property, plant and equipment, at cost                270,707          263,821
 Accumulated depreciation                             (145,868)        (141,703)
                                                    ----------       ----------
  Net property, plant and equipment                 $  124,839       $  122,118
 Goodwill                                               59,432           60,156
 Other assets                                           18,661           17,988
                                                    ----------       ----------
 Total assets                                       $  618,560       $  583,807
                                                    ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable and current maturities
  of long-term debt                                 $    2,941       $    2,774
 Accounts payable                                       90,518           91,491
 Accrued liabilities                                   170,454          182,773
 Income taxes payable                                   13,715            9,516
                                                    ----------       ----------
 Total current liabilities                          $  277,628       $  286,554
 Long-term liabilities                                  90,104           90,205
 Deferred income taxes                                  46,039           46,142
 Minority interest                                       1,939            1,764
 Long-term debt                                        227,292          202,490
 Shareholders' equity:
 Common stock                                          168,602          166,999
 Paid in capital                                        69,450           68,400
 Retained deficit                                      (44,741)         (63,837)
 Common stock held in treasury                        (194,748)        (191,413)
 Unearned compensation                                 (17,425)         (17,704)
 Cumulative translation adjustments                     (5,580)          (5,793)
                                                    ----------       ----------
 Total shareholders' equity                        $   (24,442)      $  (43,348)
                                                    ----------       ----------
 Total liabilities and shareholders' equity         $  618,560       $  583,807
                                                    ==========       ==========

The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                           (Unaudited)
                                                        Three months ended
                                                             March 31
                                                    ---------------------------
                                                      1998              1997
                                                    ---------         ---------
Revenues                                            $ 230,364         $ 236,662

Costs and expenses:
 Cost of products sold                                167,225           174,167
 Selling, general and administrative                   42,228            45,389
 Goodwill/intangible amortization                         810               962
 Minority and equity interests                             75                30
 Special charges and gains                            (12,783)            6,500
                                                    ---------         ---------
Operating income                                    $  32,809         $   9,614
Other expense (income), net                              (747)          (72,236)
Interest expense, net                                   3,718             4,328
                                                    ---------         ---------
Income before income taxes                          $  29,838         $  77,522
Provision for income taxes                             10,742            42,817
                                                    ---------         ---------
Income before extraordinary item                    $  19,096         $  34,705
Extraordinary item, net of tax                             -            (10,330)
                                                    ---------         ---------
Net income                                          $  19,096         $  24,375
Other comprehensive income (foreign currency
 translation adjustment)                                  213            (6,470)
                                                    ---------         ---------
Comprehensive income                                $  19,309         $  17,905
                                                    =========         =========
Basic income (loss) per share:
 Income before extraordinary item                   $    1.59         $    2.44
 Extraordinary item, net of tax                            -              (0.73)
                                                    ---------         ---------
 Net income                                         $    1.59         $    1.71
                                                    =========         =========
 Weighted average number of
  common shares outstanding                            12,023            14,226

Diluted income (loss) per share:
 Income before extraordinary item                   $    1.54         $    2.39
 Extraordinary item, net of tax                            -              (0.71)
                                                    ---------         ---------
 Net income                                         $    1.54         $    1.68
                                                    =========         =========
 Weighted average number of
  common shares outstanding                            12,437            14,546

Dividends per share                                 $      -          $    0.10

The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                         1998           1997
                                                      ----------     ----------
Cash flows from operating activities:
Net income from operating activities                  $   19,096     $   24,375
Adjustments to reconcile net income to net
   cash from operating activities -
Extraordinary item                                            -          10,330
Depreciation and amortization                              5,916          7,217
Special charges and gains                                (12,783)         6,500
Gain on sale of business                                      -         (71,895)
Compensation recognized under employee stock plan          1,637          1,161
Deferred taxes                                             4,927         (2,427)
Change in operating assets and liabilities
 (net of effect of acquired and disposed businesses):
 Receivables                                              16,573        (41,543)
 Inventories                                             (10,404)       (10,588)
 Prepaid and other assets                                (35,153)        (2,196)
 Accounts payable and accrued liabilities                (13,318)           857
 Income taxes payable                                      4,210         42,097
Other, net                                                   144            474
                                                      ----------     ----------
Net cash used by operating activities                 $  (19,155)    $  (35,638)
Cash flows from investing activities:
Proceeds from sale of business                        $       -      $  223,000
Investment in businesses                                      -          (5,109)
Capital expenditures                                      (8,351)        (4,939)
                                                      ----------     ----------
Net cash provided (used) by investing activities      $   (8,351)    $  212,952
Cash flows from financing activities:
Net borrowings (payments) under debt agreements       $   24,934     $  (79,148)
Purchases of common stock                                 (3,335)            -
Net shares sold under stock option plan                    1,970          1,945
Dividends paid                                                -          (1,424)
                                                      ----------     ----------
Net cash provided by (used by) financing activities   $   23,569     $  (78,627)
Effect of exchange rate changes on cash                      (80)           457
                                                      ----------     ----------
Net increase (decrease) in cash and cash equivalents  $   (4,017)    $   99,144
Cash and cash equivalents, beg. of period                 12,113         12,312
                                                      ----------     ----------
Cash and cash equivalents, end of period              $    8,096     $  111,456
                                                      ==========     ==========

 The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (Unaudited)

1. The interim financial statements reflect the adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. Adjustments are of a normal recurring nature.

     The preparation of SPX Corporation's (the "Company") consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Information regarding the Company's segments was as follows:

                                                  Three months
                                                 ended March 31,
                                              1998            1997
                                            -------         -------
                                                 (in millions)
        Revenues:
         Service Solutions                  $ 162.4         $ 143.8
         Vehicle Components (1)                68.0            92.9
                                            -------         -------
          Total                             $ 230.4         $ 236.7
                                            =======         =======
        Operating income (loss):
         Service Solutions (2)              $  15.7         $   3.6
         Vehicle Components                     9.5            11.6
         General Corporate (3)                  7.6            (5.6)
                                            -------         -------
          Total                             $  32.8         $   9.6
                                            =======         =======
        Capital Expenditures:
         Service Solutions                  $   2.5         $   1.5
         Vehicle Components                     5.8             3.2
         General Corporate                      0.1             0.2
                                            -------         -------
          Total                             $   8.4         $   4.9
                                            =======         =======
        Depreciation and Amortization:
         Service Solutions                  $   2.5         $   2.7
         Vehicle Components                     3.1             4.1
         General Corporate                      0.3             0.4
                                            -------         -------
          Total                             $   5.9         $   7.2
                                            =======         =======

                                           March 31,      December 31,
                                              1998            1997
                                            -------         -------
        Identifiable Assets:
         Service Solutions                  $ 313.1         $ 320.0
         Vehicle Components                   147.7           147.6
         General Corporate                    157.8           116.2
                                            -------         -------
          Total                             $ 618.6         $ 583.8
                                            =======         =======

(1)    The Company sold its Sealed Power division in February 1997, see Note 3.
(2)    1997 includes a $6.5 million special charge, see Note 4.
(3)    1998 includes a $12.8 million special gain, see Note 10.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (Unaudited)

3. On February 7, 1997, the Company completed the sale of substantially all of the assets and rights used in the manufacture and distribution of piston rings and cylinder liners, known as the Sealed Power Division ("SPD"). The sale to Dana Corporation was for $223 million gross cash proceeds. SPD included the accounts of Sealed Power, a U.S. division, SP Europe Limited Partnership, 70% owned, Allied Ring Corporation, 50% owned, and Promec, 40% owned. In addition, the buyer assumed substantially all of the liabilities and obligations of the business, excluding liabilities relating to income and other taxes, certain liabilities arising outside the ordinary course of business, debt, and certain employee related liabilities. The transaction includes a ten-year noncompetition agreement precluding the Company from competing with SPD. The gain on the sale of SPD, $71.9 million, reflects the gross cash proceeds of $223.0 million, less the net assets of the business at February 7, 1997 and transaction related costs. The change in net assets under agreement for sale did not significantly change between December 31, 1996 and the date of sale. Transaction related costs include legal, accounting and other selling fees, certain employee benefits arising from the sale, and other contractual obligations of the Company arising from the sale. On an after-tax basis, the gain was $31.2 million, which reflects the effect of the write-off of non-deductible goodwill attributable to SPD of $59.4 million.

     The accompanying consolidated condensed financial statements include the results of SPD through February 7, 1997, its date of disposition. The following unaudited proforma first quarter 1997 selected financial data reflects the disposition of this division as if it had occurred as of the beginning of the period. The unaudited proforma selected results of operations do not purport to represent what the Company's results of operations would actually have been had the disposition in fact occurred as of January 1, 1997, or project the results for any future date or period (in millions, except per share):


                                                     First
                                                    Quarter
                                                      1997
                                                    Proforma

         Revenues                                   $ 213.2
         Cost of products sold                        154.6
                                                    -------
         Gross margin                               $  58.6
         SG&A                                          44.4
         Goodwill/intangible amortization               0.8
         Minority and equity                             -
         Special charges                                6.5
                                                    -------
         Operating income                           $   6.9
         Other (income) expense                        (0.3)
         Interest expense, net                          3.3
                                                    -------
         Income before income taxes                 $   3.9
         Provision for income taxes                     1.5
                                                    -------
         Income (d)                                 $   2.4
                                                    =======
         Diluted income per share                   $  0.17
         Weighted average number
          of shares                                    14.5

4. During the first quarter of 1997, the Company recorded a $6.5 million special charge ($4.1 million after-tax). This charge reflects anticipated future legal costs associated with the ongoing litigation with Snap-on Incorporated. This charge was previously classified as other expense (income), net, in the Company's 1997 filing on Form 10-Q for the three months ended March 31, 1997.

                    SPX CORPORATION AND SUBSIDIARIES NOTES TO
     CONSOLIDATED CONDENSED FINANCIAL STATEMENTS MARCH 31, 1998 (Unaudited)

5. During the first quarter of 1997, the Company commenced a cash tender offer for all $128.4 million (principal amount) of its outstanding 11 3/4% Senior Subordinated Notes, due 2002. The tender offer expired on April 9, 1997 and $126.7 million of the Notes were tendered. The Company paid for these Notes on April 14, 1997. As a result of the Company's irrevocable agreement with note holders tendering as of March 25 1997, the Company recorded an extraordinary pretax charge of $16.4 million, or $10.3 million after-tax, for the cost to repurchase the Notes.

6. During 1997, the Company purchased 2.147 million shares of its common stock through a Dutch auction self-tender offer for $56.00 per share. As of March 31, 1998, the Company had purchased an additional 435,600 shares through open market purchases. Also, concurrent with the Dutch auction, the Company announced the elimination of quarterly cash dividends and stated that future distributions to shareholders would be in the form of open purchases of common stock, when deemed appropriate by management.

7.   During the first quarter of 1997,  the Company  terminated  its practice of selling undivided fractional interests in domestic trade accounts receivable. At December 31, 1996, approximately $26.0 million had been sold under this practice.

8. During the first quarter of 1997, the Company made three strategic investments totaling $5.1 million. Effective the beginning of 1997, the Company acquired an additional 30% of JATEK which raised the Company's ownership in this Japanese company to 80%. Also effective the beginning of 1997, the Company purchased an additional 10% of IBS Filtran which raised the Company's ownership to 60% in this German company. Effective March 1, 1997, the Company acquired A.R. Brasch Marketing Inc., which provides technical service and training materials for vehicle manufacturers. A.R. Brasch has annual sales approaching $10 million. Had these acquisitions taken place on January 1, 1997, consolidated revenues and income would not have been significantly different from reported results.

9. Late in 1997, the Company recorded additional special charges totaling $110.0 million. These charges included a $99.0 million restructuring charge, a $4.1 million charge for corporate executive staff reductions, and $6.9 million of costs associated with various legal matters, including legal costs associated with a settled case in California.

     The Company recorded the $99.0 million restructuring charge to combine two divisions within the Service Solution segment and to recognize reduced carrying value of certain assets resulting from the decision to combine the divisions and exit certain manufactured diagnostic equipment product lines. The restructuring of the two Service Solutions businesses was in response to changing market dynamics and changing needs of customers. The Company decided to combine its OE Tool and Equipment business with its Aftermarket Tool and Equipment business to provide a single business focused on the combined market and customer needs. Additionally, the Company decided to exit certain products to focus upon new generation products that will better meet customer needs. The decision results in a reduction of workforce and closing of certain facilities. The components of the charge have been computed based on management's estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies and local laws.

                    SPX CORPORATION AND SUBSIDIARIES NOTES TO
     CONSOLIDATED CONDENSED FINANCIAL STATEMENTS MARCH 31, 1998 (Unaudited)

     The $99.0 million charge included $63.7 million of restructuring costs, $25.8 million of reduced inventory value and $9.5 million of reduced value of other tangible and intangible assets related to exiting certain product lines. These restructuring costs included $13.7 million of severance related costs for approximately 800 people, $20.3 million for incremental repossession and distribution exit costs (including the termination of lease financing and distributor agreements), $21.2 million for incremental service and software update obligations resulting from the Company's decision to maintain adequate service capabilities and appropriate software updates of the exited products for customers who have previously purchased the exited products, and $8.5 million of costs associated with idled facilities. The implementation of this restructuring is expected to be substantially complete by the end of 1998.

     Of the special charges of $116.5 million (including the special charge described in Note 4), the components of the charge that will require the future payment of cash total $80.9 million. Cash payments through March 31, 1998 related to the special charges were $10.3 million. The expected future cash payments include an estimated $40.0 million over the balance of 1998 with the remainder, principally repossession costs and service and software update obligations, over the following two years. As there is some uncertainty associated with the timing of the cash payments, the remaining accrual at March 31, 1998 of $70.6 million has all been classified as current liabilities. Management estimates that savings from the restructuring will increase operating income by $3.0 million in 1998 and $10.0 million in 1999. The savings result primarily from the reduction in headcount and facilities. Through the first quarter of 1998, approximately 240 employees had been terminated. Savings associated with the restructuring were not significant during the first quarter 1998.

10. As of March 31, 1998, the Company had recorded an investment of $60.3 in the common stock of Echlin, which includes a $17.3 million unrealized gain recorded during the first quarter 1998, $28.1 million of Echlin common stock purchased during the first quarter 1998, and $14.9 million of Echlin common stock purchased during the fourth quarter of 1997. This investment represents 1.150 million shares, or approximately 1.8% ownership of Echlin. For accounting purposes, the Company would not have been considered the acquiring company if the proposed business combination with Echlin was consummated. An objective of acquiring the common stock of Echlin was to minimize the costs associated with pursuing the former offer to purchase Echlin by the expected short-term appreciation in Echlin's stock price. Consequently, the shares are considered to be trading securities and are carried on the consolidated balance sheet in Prepaid and other current assets at market value.

Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition

The following unaudited information should be read in conjunction with the Company's unaudited consolidated financial statements and related footnotes.

Results of Operations - First Quarter 1998 vs. First Quarter 1997

Consolidated:                                   Three months ended
                                                     March 31,
                                                ------------------
                                                 1998          1997
                                              ----------    ----------
                                                     (in millions)
    Revenues:
         Service Solutions                    $    162.4    $    143.8
         Vehicle Components                         68.0          92.9
                                              ----------    ----------
           Total                              $    230.4    $    236.7
                                              ==========    ==========
    Operating income (loss):
         Service Solutions                    $     15.7    $      3.6
         Vehicle Components                          9.5          11.6
         General corporate expense                   7.6          (5.6)
                                              ----------    ----------
           Total                              $     32.8    $      9.6

    Other expense (income), net                     (0.7)        (72.2)
    Interest expense, net                            3.7           4.3
                                              ----------    ----------
    Income before income taxes                $     29.8    $     77.5
    Provision for income taxes                      10.7          42.8
                                              ----------    ----------
    Income from continuing operations         $     19.1    $     34.7
    Extraordinary item, net of tax                    -          (10.3)
                                              ----------    ----------
    Net income                                $     19.1    $     24.4
                                              ==========    ==========

    Capital expenditures                      $      8.4    $      4.9
    Depreciation and amortization                    5.9           7.2

                                          March 31, 1998   December 31, 1997
                                                     (in millions)
    Identifiable assets                     $  618.6            $  583.8

     General corporate expenses and other consolidated items that are not allocated to the segments are explained below, followed by segment information.

General Corporate expense
     These expenses represent general unallocated expenses. The first quarter 1998 includes a $17.3 million unrealized gain on the Company's investment in Echlin Inc. ("Echlin") and $4.5 million of expenses associated with the Company's former offer to acquire Echlin Inc. This net gain is classified as special charges and gains on the consolidated statement of income. Excluding this net gain, first quarter 1998 corporate expenses were comparable to the first quarter of 1997.

Other expense (income), net
     These expense and income items represent expenses and income not included in the determination of operating results. Included are gains or losses on currency exchange, translation gains or losses of financial statements in highly inflationary countries, gains or losses on the sale of fixed assets, and unusual non-operational gains or losses.

     In the first quarter of 1997, the Company completed the sale of the Sealed Power division for $223.0 million in cash. The Company recorded a $71.9 million gain on the sale, and the after-tax gain was $31.2 million. The results of operations of Sealed Power are included in the Company's consolidated results through the date of divestiture, February 7, 1997.

Interest expense, net
     First quarter 1998 interest expense was less than the first quarter 1997 interest expense due to lower debt levels and interest rates.

Provision for Income Taxes
     The overall first quarter 1998 effective income tax rate was 36% and represents the Company's estimated rate for the year. The first quarter 1997 income tax provision includes $40.7 million provided on the sale of the Sealed Power division. Without this item, the effective income tax rate for the first quarter of 1997 was 37%.

Extraordinary item, net of taxes
     In the first quarter of 1997, the Company recorded a pretax charge of $16.4 million, $10.3 million after-tax, to reflect the costs to repurchase $126.4 million of its 11 3/4% Senior Subordinated Notes tendered as of March 25, 1997, pursuant to the Company's tender offer for these notes.

Service Solutions:                               Three months ended
                                                      March 31,
                                                -------------------
                                               1998              1997
                                            ----------        ----------
                                                     (in millions)
    Revenues.............................   $    162.4        $    143.8
    Gross Profit.........................         49.0              45.5
      % of revenues......................         30.2%             31.7%
    Selling, general & administrative....         32.7              34.9
      % of revenues......................         20.1%             24.3%
    Goodwill/intangible amortization.....          0.6               0.5
    Minority and equity interests........          0.0               0.0
    Special charge.......................           -                6.5
                                            ----------        ----------
    Operating income.....................   $     15.7        $      3.6
                                            ==========        ==========

    Capital expenditures.................   $      2.5        $      1.5
    Depreciation and amortization........          2.5               2.7

                                         March 31, 1998    December 31, 1997
                                                   (in millions)
    Identifiable assets..................   $    313.1        $    320.0

Revenues
     First quarter 1998 revenues increased $18.6 million, or 12.9%, from the first quarter of 1997. The increase was due to higher hand-held diagnostic equipment, dealer equipment and gas emission testing equipment revenues. Sales of air conditioning tools were down from 1997, but are expected to reach 1997 levels by year-end. During the first quarter 1998, the Company enhanced its dealer equipment program with a major vehicle manufacturer and is now recording revenues and related cost of goods sold from this program.

Gross margin
     First quarter 1998 gross margin of 30.2% was lower than the 31.7% gross margin in 1997. The decrease in the gross margin was a result of the higher gas emissions testing equipment and dealer equipment sales during the first quarter 1998, which carry lower gross margins.

Selling, General and Administrative ("SG&A")
     First quarter 1998 SG&A expense was $32.7 million, or 20.1% of revenues, compared to $34.9 million, or 24.3% of revenues, in 1997. The reduction in costs resulted from the revenue mix towards dealer equipment sales which have relatively low SG&A costs and continuing cost reductions due to initiatives undertaken over the past years.

Goodwill/Intangible Amortization
     First quarter 1998 expense was comparable to first quarter 1997.

Minority and equity interests
     This line represents the 20% minority interest in JATEK's results. Such minority interest was immaterial in both quarters.

Special Charge
     During the first quarter 1997, recorded a $6.5 million special charge ($4.1
million  after-tax).   This  charge  reflects  anticipated  future  legal  costs
associated with the ongoing litigation with Snap-on Incorporated.

Operating Income
     The increase in 1998 first quarter operating income to $15.7 million from $3.6 million in the first quarter 1997 was primarily attributable to increased revenues and cost reductions. Additionally, first quarter 1997 was reduced by the $6.5 million special charge related to the Snap-on litigation.

Capital Expenditures
     First quarter 1998 capital expenditures were $2.5 million compared to first quarter of 1997 capital expenditures of $1.5 million. Capital expenditures for 1998 are expected to approximate $12 million and include further expenditures for new information systems.

Identifiable Assets
     First quarter 1998 identifiable assets decreased approximately $7 million from year-end 1997. The decrease was predominately in accounts receivable offset by a net increase in inventories. The decrease in receivables was a result of lower revenues in February and March of 1998 compared to November and December of 1997. The increase in inventories was a result of the normal seasonal buildup of inventory to support second quarter business activity.

During the first quarter of 1998, inventory of engine diagnostic and wheel service equipment was reduced from approximately $14.0 million at December 31, 1997 to approximately $11.0 million at March 31, 1998. This decrease reflects the continuing reduction of this inventory in connection with management's strategic decision to exit certain manufactured diagnostic equipment product lines. The remaining inventory is expected to be sold during 1998.

Vehicle Components:                               Three months ended
                                                      March 31,
                                                -------------------
                                               1998              1997
                                            ----------        ----------
                                                    (in millions)
    Revenues...........................     $     68.0        $     92.9
    Gross Profit.......................           14.1              17.0
      % of revenues....................           20.8%             18.3%
    Selling, general & administrative..            4.3               4.9
      % of revenues....................            6.3%              5.3%
    Goodwill/intangible amortization...            0.2               0.4
    Minority and equity interests......            0.1               0.1
                                            ----------        ----------
    Operating income...................     $      9.5        $     11.6
                                            ==========        ==========

    Capital expenditures...............     $      5.8        $      3.2
    Depreciation and amortization......            3.1               4.1

                                         March 31, 1998    December 31, 1997
                                                     (in millions)
    Identifiable assets..................   $    147.7        $    147.6

Revenues
     First quarter 1998 revenues were down $24.9 million from the first quarter 1997 revenues primarily due to the February 7, 1997 divestiture of the Sealed Power division. The first quarter of 1997 includes $23.5 million of revenues from Sealed Power. The remaining decrease from 1997 was due primarily to the elimination of a product at the die-casting operation. The reduction in die-casting revenues will be offset over the balance of 1998 as the Company's new die-casting facility ramps up production.

Gross Profit
     First quarter 1998 gross margin of 20.8% compares to first quarter 1997 gross margin of 18.3% as favorable product mix and operational improvements at the solenoid operation are being realized. A portion of the increase was due to the disposal of Sealed Power that was a lower margin business.

Selling, General and Administrative ("SG&A")
     SG&A was $4.3 million, or 6.3% of revenues, in the first quarter of 1998 compared to $4.9 million, or 5.3% of revenues, in 1997. The increased percentage of revenues reflected costs associated with increasing market penetration and business expansion efforts.

Goodwill/Intangible Amortization
     Goodwill and intangible amortization expense was lower in 1998 due to the sale of the Sealed Power division.

Minority and equity interests
     This represents the 40% minority interest in IBS Filtran's results.

Operating Income
     First quarter 1998 operating income was $9.5 million compared to $11.6 million in the first quarter of 1997. The first quarter of 1997 operating income included $2.7 million attributable to the Sealed Power division (which was sold effective February 7, 1997).

Capital Expenditures

     Capital expenditures in the first quarter of 1998 were $5.8 million and $3.2 million in the first quarter of 1997. Capital expenditures for 1998 are expected to approximate $18 million and will be focused upon certain capacity expansions (including a new die-casting facility), cost reductions and maintenance of the operations.

Identifiable Assets
     Identifiable assets were comparable to year-end 1997.

Liquidity and Financial Condition

The Company's liquidity needs arise primarily from capital investment in equipment, funding working capital requirements to support business growth initiatives and to meet interest costs. Management believes that cash flow from operations and the credit arrangements will be sufficient to supply funds needed in 1998.

Cash Flow                                     Three months ended March 31,
                                                1998              1997
                                            ----------         ---------
                                                    (in millions)
         Cash flow from:
           Operating activities......       $   (19.2)         $   (35.6)
           Investing activities......            (8.4)             213.0
           Financing activities......            23.6              (78.3)
                                            ---------          ---------
            Net Cash Flow............       $    (4.0)         $    99.1
                                            =========          =========

Operating Activities - The principal elements that contributed to the first quarter 1998 cash outflow were $28.1 million invested in an additional 734,000 shares of Echlin, a $10.4 million increase in inventory to meet higher second quarter revenue expectations, and a $13.3 reduction in current liabilities due to incentive compensation and restructuring payments. Offsetting these uses of cash were a $16.6 million reduction in accounts receivable due to lower revenues in the first quarter of 1998 than in the fourth quarter of 1997 and nominal income tax payments in the first quarter of 1998. At March 31, 1998, days sales outstanding of accounts receivable were 61 days compared to 64 days at December 31, 1997. Days sales outstanding of inventory was 40 days at March 31, 1998 compared to 35 days at December 31, 1997. The first quarter of 1997 cash outflow of $35.6 million was principally due to seasonal buildups of accounts receivable and inventories. The cash outflow included the $26.0 million effect of terminating the accounts receivable securitization program during the first quarter of 1997.

Investing Activities - First quarter 1998 cash flow from investing activities reflected $8.4 million in capital expenditures. Capital expenditures for 1998 should approximate $30 million. Cash flow from investing activities during the first quarter of 1997 included $223.0 of cash received on the sale of Sealed Power, offset by $5.1 million invested in A.R. Brasch, JATEK and IBS Filtran, and capital expenditures of $4.9 million.

Financing Activities - First quarter 1998 cash flow from financing activities consists of borrowings, $3.3 million to purchase 45,400 shares of common stock in the open market, and proceeds from shares sold under the stock option plan. Cash flow from financing activities during the first quarter of 1997 reflects the Company's former quarterly dividend payment, shares sold under the stock option plan and a $79.1 million reduction in borrowings.

Total Debt

At March 31, 1998, the following summarizes the debt outstanding and unused credit availability:

                                      Total        Amount        Unused Credit
                                   Commitment    Outstanding      Availability
                                                (in millions)
     Revolving credit............  $    400.0     $     206.0     $    186.1(a)
     Swingline loan facility.....         5.0              -             5.0
     Senior Subordinated Notes...         1.7             1.7             -
     Industrial Revenues Bonds...        15.1            15.1             -
     Other.......................        13.2             7.4            5.8
                                   ----------     -----------     ----------
       Total debt................  $    435.0     $     230.2     $    196.9
                                   ==========     ===========     ==========

     (a)   Decreased  by  $7.9   million  of  facility   letters  of  credit
           outstanding at March 31, 1998, which reduce the unused credit availability.

The Company is required to maintain compliance with restrictive covenants contained in the revolving credit agreement, as amended. At March 31, 1998, the Company was in compliance with all restrictive covenants contained in the revolving credit agreement. Under the most restrictive financial covenants, the Company is required to:

     (1) Maintain a Debt/EBITDA Ratio less than 3.5/1.0 for fiscal quarters ending March, June, and September of 1998 and a ratio less than 3.0/1.0 thereafter. At March 31, 1998, the ratio was 2.04/1.0.

     (2) Maintain a Fixed Charge Coverage Ratio greater than 1.75/1.0 through September of 1998 and a ratio greater than 2.0/1.0 thereafter. At March 31, 1998, the ratio was 4.10/1.0.

Management believes that the unused credit availability is sufficient to meet operating cash needs, including working capital requirements and capital expenditures planned for 1998. Aggregate future maturities of total debt are not material through 2001. In 2002, the revolving credit agreement expires and borrowings on the revolver would become due, however, management believes that the revolving credit agreement would likely be extended or that alternate financing will be available to the Company.

Other Matters

Status of Echlin Transaction - On May 6, 1998, the Company announced that it was withdrawing its exchange offer to acquire Echlin Inc. because it was not in the best interests of SPX shareholders to compete with the terms of Dana Corporation's merger agreement with Echlin. At March 31, 1998, the Company owned approximately 1.15 million Echlin shares, or approximately 1.8% of Echlin's shares outstanding.

Significance of Goodwill - The Company had goodwill of $59.4 million and shareholders' deficit of $24.4 million at March 31, 1998. The Company amortizes its goodwill on a straight-line method over the estimated periods benefited, not to exceed 40 years. In determining the estimated useful life, management considers the nature, competitive position, life cycle position, and historical and expected future operating income of each acquired company, as well as the Company's commitment to support these acquired companies through continued investment in capital expenditures, operational improvements, and research and development. After an acquisition, the Company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible impairment, the Company uses projections to assess whether future operating income on a non-discounted basis (before goodwill amortization) of the unit is likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a write-down of goodwill to recoverable value is appropriate. There can be no assurance that circumstances will not change in the future that will effect the useful life or carrying value of goodwill.

EVA Incentive Compensation - The Company utilizes a measure known as Economic Value Added ("EVA") for its incentive compensation plans for a majority of employees. EVA is internally computed by the Company based upon Net Operating Profit after Tax less a charge on the capital invested in the Company. These computations use certain assumptions that vary from generally accepted accounting principles. EVA is not a measure under generally accepted accounting principles and is not intended to be used as an alternative to net income and measuring operating performance presented in accordance with generally accepted accounting principles. The Company believes that EVA, as internally computed, does represent a strong correlation to the ultimate returns of the Company's shareholders. Annual incentive compensation expense is dependent upon the annual change in EVA relative to pre-established improvement targets and the expense can vary significantly."

Accounting Pronouncements - In 1998, the Company must adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement No. 131 will require the Company to report certain information about operating segments in the consolidated financials statements. The Company is currently evaluating the provisions of this statement to determine its impact upon current segment disclosures. Statement No. 132 will require the Company to standardize its disclosures and other information for pensions and other postretirement benefits.
                              --------------------

The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements which reflect management's current views with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including but not limited to those matters discussed above. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. Reference is made to the Company's 1997 Annual Report on Form 10-K for additional cautionary statements and discussion of certain important factors as they relate to forward looking statements.

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


                                 SPX CORPORATION
                                  (Registrant)



Date:  May 8, 1998                       By  /s/ John B. Blystone
                                            ---------------------
                                            John B. Blystone
                                            Chairman, President and
                                            Chief Executive Officer





Date:  May 8, 1998                       By  /s/ Patrick J. O'Leary
                                            -----------------------
                                            Patrick J. O'Leary
                                            Vice President, Finance,
                                            Treasurer and Chief
                                            Financial and Accounting Officer