Form 10-Q
period 1998-06-30
SPX CORP
filed 1998-07-31
CIK 88205

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


                                                   Yes   X            No



              Common shares outstanding July 24, 1998 -- 12,310,848

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SPX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                                                         (Unaudited)
                                                 June 30,          December 31,
                                                   1998                1997
                                                 ----------          ----------
ASSETS
 Current assets:
 Cash and cash equivalents                       $   12,395          $   12,113
 Receivables                                        168,733             172,783
 Inventories                                        129,624              92,875
 Deferred income tax asset and refunds               62,983              72,021
 Prepaid and other current assets                    18,390              33,753
                                                 ----------          ----------
 Total current assets                            $  392,125          $  383,545
 Property, plant and equipment, at cost             283,143             263,821
 Accumulated depreciation                         (150,296)           (141,703)
                                                 ----------          ----------
  Net property, plant and equipment              $  132,847          $  122,118
 Goodwill                                            96,141              60,156
 Other assets                                        21,770              17,988
                                                 ----------          ----------
 Total assets                                    $  642,883          $  583,807
                                                 ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable and current maturities
  of long-term debt                              $    3,181          $    2,774
 Accounts payable                                    97,865              91,491
 Accrued liabilities                                166,514             182,773
 Income taxes payable                                15,395               9,516
                                                 ----------          ----------
 Total current liabilities                       $  282,955          $  286,554
 Long-term liabilities                               92,692              90,205
 Deferred income taxes                               44,838              46,142
 Minority interest                                    2,021               1,764
 Long-term debt                                     258,803             202,490
 Shareholders' equity:
 Common stock                                       168,807             166,999
 Paid in capital                                     69,816              68,400
 Retained deficit                                  (35,135)            (63,837)
 Common stock held in treasury                    (219,939)           (191,413)
 Unearned compensation                             (16,897)            (17,704)
 Cumulative translation adjustments                 (5,078)             (5,793)
                                                 ----------          ----------
 Total shareholders' equity                      $ (38,426)          $ (43,348)
                                                 ----------          ----------
 Total liabilities and shareholders' equity      $  642,883          $  583,807
                                                 ==========          ==========

The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)
                                     Three months ended      Six months ended
                                          June 30                 June 30
                                    --------------------   --------------------
                                      1998        1997       1998        1997
                                    --------    --------   --------    --------
Revenues                            $231,654    $230,263   $462,018    $466,925

Costs and expenses:
 Cost of products sold               165,461     166,079    332,686     340,246
 Selling, general and administrative  41,178      41,841     83,406      87,230
 Goodwill/intangible amortization        753         818      1,563       1,780
 Minority and equity interests            82          67        157          97
 Special charges and (gains)           5,691          -     (7,092)       6,500
                                    --------    --------   --------    --------
Operating income                    $ 18,489    $ 21,458   $ 51,298    $ 31,072
Other expense (income), net            (726)       (458)    (1,473)    (72,694)
Interest expense, net                  4,206       2,924      7,924       7,252
                                    --------    --------   --------    --------
Income before income taxes          $ 15,009    $ 18,992   $ 44,847    $ 96,514
Provision for income taxes             5,403       7,027     16,145      49,844
                                    --------    --------   --------    --------
Income before extraordinary item    $  9,606    $ 11,965   $ 28,702    $ 46,670
Extraordinary item, net of tax            -           -          -     (10,330)
                                    --------    --------   --------    --------
Net income                          $  9,606    $ 11,965   $ 28,702    $ 36,340
Other comprehensive income (foreign
 currency translation adjustment)        502       (114)        715     (3,929)
                                    --------    --------   --------    --------
Comprehensive income                $ 10,108    $ 11,851   $ 29,417    $ 32,411
                                    ========    ========   ========    ========
Basic income (loss) per share:
 Income before extraordinary item   $   0.81    $   0.90   $   2.40    $   3.44
 Extraordinary item, net of tax           -           -          -       (0.76)
                                    --------    --------   --------    --------
 Net income                         $   0.81    $   0.90   $   2.40    $   2.68
                                    ========    ========   ========    ========
 Weighted average number of
  common shares outstanding           11,917      13,251     11,972      13,571

Diluted income (loss) per share:
 Income before extraordinary item   $   0.78    $   0.88   $   2.33    $   3.33
 Extraordinary item, net of tax           -           -          -       (0.74)
                                    --------    --------   --------    --------
 Net income                         $   0.78    $   0.88   $   2.33    $   2.59
                                    ========    ========   ========    ========
 Weighted average number of
  common shares outstanding           12,246      13,670     12,342      14,040

Dividends per share                 $     -     $     -    $     -     $   0.10

The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                          1998          1997
                                                       ----------    ----------
Cash flows from operating activities:
Net income from operating activities                   $   28,702    $   36,340
Adjustments to reconcile net income to net
   cash from operating activities -
 Extraordinary item                                            -         10,330
 Depreciation and amortization                             11,981        13,325
 Special charges and (gains)                              (7,092)         6,500
 Gain on sale of business                                      -       (71,895)
 Compensation recognized under employee stock plan          2,376         2,033
 Deferred taxes                                             7,739         8,078
 Change in  operating  assets and  liabilities
  (net of effect of acquired and disposed businesses):
  Receivables                                              20,321      (41,120)
  Inventories                                            (24,885)      (12,904)
  Prepaid and other assets                                 13,202       (5,060)
  Accounts payable and accrued liabilities               (14,853)       (7,714)
  Income taxes payable                                      4,810        26,909
 Other, net                                                 2,155         1,554
                                                       ----------    ----------
Net cash provided (used) by operating activities       $   44,456    $ (33,624)
Cash flows from investing activities:
 Proceeds from sale of business                        $       -     $  223,000
 Investment in businesses                                (58,967)       (5,109)
 Capital expenditures                                    (14,593)      (10,575)
                                                       ----------    ----------
 Net cash provided (used) by investing activities      $ (73,560)    $  207,316
Cash flows from financing activities:
 Net borrowings (payments) under debt agreements       $   56,697    $ (36,358)
 Payment of costs related to debt extinguishment               -       (16,397)
 Purchases of common stock                               (28,526)     (120,207)
 Net shares sold under stock option plan                    1,444         3,728
 Dividends paid                                                -        (1,424)
                                                       ----------    ----------
 Net cash provided (used by) financing activities      $   29,615    $(170,658)
Effect of exchange rate changes on cash                     (229)           487
                                                       ----------    ----------
Net increase in cash and cash equivalents              $      282    $    3,521
Cash and cash equivalents, beginning of period             12,113        12,312
                                                       ----------    ----------
Cash and cash equivalents, end of period               $   12,395    $   15,833
                                                       ==========    ==========

 The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (Unaudited)

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

2.   Information regarding the Company's segments was as follows:

                                          Three months          Six months
                                          ended June 30,       ended June 30,
                                        1998       1997       1998       1997
                                       -------    -------    -------    -------
                                         (in millions)         (in millions)
        Revenues:
         Service Solutions             $ 170.9    $ 162.2    $ 333.2    $ 305.9
         Vehicle Components (1)           60.8       68.1      128.8      161.0
                                       -------    -------    -------    -------
          Total                        $ 231.7    $ 230.3    $ 462.0    $ 466.9
                                       =======    =======    =======    =======
        Operating income (loss):
         Service Solutions (2)         $  20.7    $  17.6    $  36.4    $  21.2
         Vehicle Components                8.5        9.6       18.0       21.2
         General Corporate (3)          (10.7)      (5.7)      (3.1)     (11.3)
                                       -------    -------    -------    -------
          Total                        $  18.5    $  21.5    $  51.3    $  31.1
                                       =======    =======    =======    =======
        Capital Expenditures:
         Service Solutions             $   2.0    $   1.4    $   4.5    $   2.9
         Vehicle Components                4.2        4.2       10.0        7.4
         General Corporate                 0.0        0.1        0.1        0.3
                                       -------    -------    -------    -------
          Total                        $   6.2    $   5.7    $  14.6    $  10.6
                                       =======    =======    =======    =======
        Depreciation and Amortization:
         Service Solutions             $   2.5    $   2.8    $   5.0    $   5.5
         Vehicle Components                3.3        3.2        6.4        7.3
         General Corporate                 0.3        0.1        0.6        0.5
                                       -------    -------    -------    -------
          Total                        $   6.1    $   6.1    $  12.0    $  13.3
                                       =======    =======    =======    =======

                                       June 30, December 31,
                                        1998       1997
                                       -------    -------
        Identifiable Assets:
         Service Solutions             $ 401.6    $ 320.0
         Vehicle Components              144.7      147.6
         General Corporate                96.6      116.2
                                       -------    -------
          Total                        $ 642.9    $ 583.8
                                       =======    =======

(1)    The Company sold its Sealed Power division in February 1997, see Note 3.
(2)    1997 includes a $6.5 million special charge, see Note 4.
(3) 1998 includes a $5.7 special charge in the second quarter of 1998 and a $7.1 million special gain for the six months ended June 30, 1998 related to the Echlin transaction, see Note 10.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (Unaudited)

3. On February 7, 1997, the Company completed the sale of substantially all of the assets and rights used in the manufacture and distribution of piston rings and cylinder liners, known as the Sealed Power division ("SPD"). The sale to Dana Corporation was for $223 million gross cash proceeds. SPD included the accounts of Sealed Power, a U.S. division, SP Europe Limited Partnership, 70% owned, Allied Ring Corporation, 50% owned, and Promec, 40% owned. In addition, the buyer assumed substantially all of the liabilities and obligations of the business, excluding liabilities relating to income and other taxes, certain liabilities arising outside the ordinary course of business, debt, and certain employee related liabilities. The transaction includes a ten-year noncompetition agreement precluding the Company from competing with SPD. The gain on the sale of SPD was $71.9 million. On an after-tax basis, the gain was $31.2 million, which reflects the effect of the write-off of non-deductible goodwill attributable to SPD of $59.4 million.

     The accompanying consolidated condensed financial statements include the results of SPD through February 7, 1997, its date of disposition. The following unaudited proforma first six months 1997 selected financial data reflects the disposition of this division as if it had occurred as of the beginning of the period. The unaudited proforma selected results of operations do not purport to represent what the Company's results of operations would actually have been had the disposition in fact occurred as of January 1, 1997, or project the results for any future date or period (in millions, except per share):

                                               First Six
                                               Months 1997
                                               Proforma
         Revenues                              $ 443.4
         Cost of products sold                   320.6
                                               -------
         Gross margin                          $ 122.8
         SG&A                                     86.2
         Goodwill/intangible amortization          1.6
         Minority and equity interests             0.1
         Special charges                           6.5
                                               -------
         Operating income                      $  28.4
         Other income                             (0.8)
         Interest expense, net                     6.3
                                               -------
         Income before income taxes            $  22.9
         Provision for income taxes                8.5
                                               -------
         Income before extraordinary item      $  14.4
                                               =======
         Diluted income per share              $  1.03
         Weighted average number of shares        14.0

4. During the first quarter of 1997, the Company recorded a $6.5 million special charge ($4.1 million after-tax). This charge reflects anticipated future legal costs associated with the ongoing litigation with Snap-on Incorporated. This charge was previously classified as other expense (income), net, in the Company's 1997 filing on Form 10-Q for the six months ended June 30, 1997.

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

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (Unaudited)

6. During 1997, the Company purchased 2.147 million shares of its common stock through a Dutch auction self-tender offer for $56.00 per share. As of June 30, 1998, the Company had purchased an additional 787,700 shares through open market purchases. Also, concurrent with the Dutch auction, the Company announced the elimination of quarterly cash dividends and stated that future distributions to shareholders would be in the form of open purchases of common stock, when deemed appropriate by management.

7.   During the first quarter of 1997,  the Company  terminated  its practice of selling undivided fractional interests in domestic trade accounts receivable. At December 31, 1996, approximately $26.0 million had been sold under this practice.

8. During the first quarter of 1997, the Company made three strategic investments totaling $5.1 million. Effective the beginning of 1997, the Company acquired an additional 30% of JATEK which raised the Company's ownership in this Japanese company to 80%. Also effective the beginning of 1997, the Company purchased an additional 10% of IBS Filtran which raised the Company's ownership to 60% in this German company. Effective March 1, 1997, the Company acquired A.R. Brasch Marketing Inc., which provides technical service and training materials for vehicle manufacturers. A.R. Brasch has annual sales approaching $10 million. Had this acquisition taken place on January 1, 1997, consolidated revenues and income would not have been significantly different from reported results.

9. In the fourth quarter of 1997, the Company recorded special charges of $110.0 million. These charges included a $99.0 million restructuring charge, a $4.1 million charge for corporate executive staff reductions, and $6.9 million of costs associated with various legal matters, including legal costs associated with a settled case in California.

     The Company recorded the $99.0 million restructuring charge to combine two divisions within the Service Solution segment and to recognize reduced carrying value of certain assets resulting from the decision to combine the divisions and exit certain manufactured diagnostic equipment product lines. The restructuring of the two Service Solutions businesses was in response to changing market dynamics and changing needs of customers. The Company decided to combine its OE Tool and Equipment business with its Aftermarket Tool and Equipment business to provide a single business focused on the combined market and customer needs. Additionally, the Company decided to exit certain products to focus upon new generation products that will better meet customer needs. The decision resulted in a reduction of workforce and the closing of certain facilities. The components of the charge have been computed based on management's estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies and local laws.

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

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (Unaudited)

     resulting from the Company's decision to maintain adequate service capabilities and appropriate software updates of the exited products for customers who have previously purchased the exited products, and $8.5 million of costs associated with idled facilities. The implementation of this restructuring is expected to be substantially complete by the end of 1998.

     Of the total 1997 special charges of $116.5 million (including the special charge described in Note 4), the components of the charge that will require the future payment of cash total $80.9 million. Cash payments through June 30, 1998 related to the special charges were $16.7 million. The expected future cash payments include an estimated $34.0 million over the balance of 1998 with the remainder, principally repossession costs and service and software update obligations, over the following two years. As there is some uncertainty associated with the timing of the cash payments, the remaining accrual at June 30, 1998 of $64.2 million has all been classified as current liabilities. Management estimates that savings from the restructuring will increase operating income by $3.0 million in 1998 and $10.0 million in 1999. The savings result primarily from the reduction in headcount and facilities. Through the second quarter of 1998, approximately 300 employees had been terminated. Savings associated with the restructuring were not significant during the first six months of 1998.

10. On May 6, 1998, the Company announced that it was withdrawing its exchange offer for Echlin Inc. As of June 30, 1998, the Company had liquidated its investment in 1.150 million shares of Echlin Inc. common stock, which were acquired in late 1997 and early 1998. During the first quarter of 1998, the Company recorded a $12.8 million gain relating to the Echlin transaction consisting of an unrealized gain on the investment in Echlin stock of $17.3 million and transaction costs of $4.5 million. During the second quarter, the Company recorded a $5.7 million charge to adjust the unrealized gain on the investment to the actual realized total gain of $13.7 million and to record the final $2.1 million of transaction costs related to the proposed acquisition.

11. During the second quarter of 1998, the Company acquired two businesses. On June 19, 1998, the Company acquired 89% of Tecnotest S.r.l., an Italian company, for $15.1 million in cash and assumed debt. The Company has an option to purchase the remaining 11% of the company. Tecnotest designs, manufactures and distributes hand-held scan tools and other hand-held electronic equipment, diagnostic software, gas and diesel emissions testing equipment and safety lane products and has annual revenues of approximately $25 million. On June 30, 1998, the Company acquired The Valley Forge Group for $43.9 in cash and assumed debt. The Valley Forge Group develops service procedures, owners' literature and service training materials, and provides other services such as language conversion and labor time studies, for vehicle manufacturers and has annual revenues of approximately $30 million. Had these acquisitions taken place on January 1, 1998, consolidated revenues and income would not have been significantly different from reported results.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (Unaudited)

12. On July 20, 1998, the Company announced that it had signed a definitive merger agreement for the Company to acquire General Signal Corporation ("GSX") for cash and Company shares. The aggregate purchase price is valued at approximately $2 billion based on the last reported trading price of the Company's common stock immediately prior to the public announcement of the execution of the merger agreement. The Company will also assume approximately $335 million of GSX's debt, net of cash. Under the terms of the merger agreement, the aggregate merger consideration to be paid to GSX shareholders will consist 60% of Company stock and 40% of cash, with each shareholder able to choose among three options -- all cash ($45.00 per share of GSX common stock), all Company stock (0.6977 shares of Company common stock per share of GSX common stock), or a 40/60 cash/stock combination ($18.00 and 0.4186 shares of Company common stock per share of GSX common stock), subject to proration if the all cash or all stock elections are over subscribed. The Company has received commitments, underwritten by Chase Manhattan Bank, to provide up to $1.7 billion of financing to be used to fund the cash portion of the merger and to refinance existing indebtedness of the Company and GSX. The transaction, which has been approved by both companies' boards of directors, is subject to shareholder approvals, antitrust clearance and other customary conditions, and is expected to close early in the fourth quarter of 1998.

     The transaction will be accounted for as a reverse acquisition as the shareholders of GSX will own a majority of the shares of the combined company upon completion of the transaction. Accordingly, for accounting purposes, the Company will be treated as the acquired company and GSX will be considered to be the acquiring company. The purchase price will be allocated to the assets and liabilities of the Company based on their estimated fair market values at the acquisition date. Under reverse acquisition accounting, the purchase price of the Company will be based on the fair market value of the Company's common stock at July 19, 1998, the date of the signing of the definitive merger agreement. The cash portion of the purchase price will be accounted for as a dividend by the combined company.

     GSX is a leading manufacturer of quality products for the process control, electrical control and industrial technology industries worldwide and had annual 1997 revenues of approximately $2 billion.

Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition

The following unaudited information should be read in conjunction with the Company's unaudited consolidated financial statements and related footnotes.

Results of Operations - Second Quarter 1998 vs. Second Quarter 1997

Consolidated:                         Three months ended    Six months ended
                                           June 30,             June 30,
                                       1997       1998       1997        1998
                                     --------   --------   --------   --------
                                                  (in millions)
    Revenues:
         Service Solutions           $  170.9   $  162.2   $  333.2   $  305.9
         Vehicle Components              60.8       68.1      128.8      161.0
                                     --------   --------   --------   --------
           Total                     $  231.7   $  230.3   $  462.0   $  466.9
                                     ========   ========   ========   ========
    Operating income (loss):
         Service Solutions           $   20.7   $   17.6   $   36.4       21.2
         Vehicle Components               8.5        9.6       18.0       21.2
         General corporate expense      (10.7)      (5.7)      (3.1)     (11.3)
                                     --------   --------   --------   --------
           Total                     $   18.5   $   21.5   $   51.3   $   31.1
    Other expense (income), net          (0.7)      (0.5)      (1.4)     (72.7)
    Interest expense, net                 4.2        3.0        7.9        7.3
                                     --------   --------   --------   --------
    Income before income taxes       $   15.0   $   19.0   $   44.8   $   96.5
    Provision for income taxes            5.4        7.0       16.1       49.8
                                     --------   --------   --------   --------
    Income before extraordinary item $    9.6   $   12.0   $   28.7   $   46.7
    Extraordinary item, net of tax         -          -          -       (10.3)
                                     --------   --------   --------   --------
    Net income                       $    9.6   $   12.0   $   28.7   $   36.4
                                     ========   ========   ========   ========

    Capital expenditures             $    6.2   $    5.7   $   14.6       10.6
    Depreciation and amortization         6.1        6.1       12.0       13.3

                                   June 30, 1998  December 31, 1997
                                         (in millions)
Identifiable assets                  $  642.9        $  583.8

     General corporate expenses and other consolidated items that are not allocated to the segments are explained below, followed by segment information.

Second Quarter 1998 vs. Second Quarter 1997

General Corporate expense
     These expenses represent general unallocated expenses. The second quarter 1998 included a $3.6 million adjustment to reflect the reduction of the $17.3 million unrealized gain recorded in the first quarter of 1998 to the actual realized gain of $13.7 million on the Company's investment in Echlin Inc. The second quarter of 1998 also included a $2.1 million charge for final transaction costs related to the Company's offer to acquire Echlin Inc. This net charge of $5.7 million is classified as special charges and gains on the consolidated statement of income. Excluding this net charge, second quarter 1998 corporate expenses were comparable to the second quarter of 1997.

Other expense (income), net
     These expense and income items represent expenses and income not included in the determination of operating results. Included are gains or losses on currency exchange, translation gains or losses of financial statements in highly inflationary countries, gains or losses on the sale of fixed assets, and unusual non-operational gains or losses.

Interest expense, net
     Second quarter 1998 interest expense was greater than the second quarter 1997 interest expense due to higher debt levels.

Provision for Income Taxes
     The overall second quarter 1998 effective income tax rate was 36% and represents the Company's estimated rate for the year. The second quarter 1997 effective income tax rate was 37%.

First Six Months of 1998 vs. First Six Months of 1997

General Corporate expense
     These expenses represent general unallocated expenses. The first six months of 1998 included a $13.7 million realized gain on the Company's investment in Echlin Inc., which was liquidated during the second quarter, and $6.6 million of expenses associated with the Company's offer to acquire Echlin Inc. This net gain, $7.1 million, is classified as special charges and gains on the consolidated statement of income. Excluding this net gain, first six months of 1998 corporate expenses were approximately $1 million lower than the first six months of 1997 due to cost reductions.

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

Interest expense, net
     First six months of 1998 interest expense was greater than the first six months of 1997 interest expense due to higher debt levels.

Provision for Income Taxes
     The overall first six months of 1998 effective income tax rate was 36% and represents the Company's estimated rate for the year. The first six months of 1997 income tax provision includes $40.7 million provided on the sale of the Sealed Power division. Without this item, the effective income tax rate for the first six months of 1997 was 37%.

Extraordinary item, net of taxes
     In the first quarter of 1997, the Company recorded a pretax charge of $16.4 million, $10.3 million after-tax, to reflect the costs to repurchase $126.4 million of its 11 3/4% Senior Subordinated Notes tendered as of March 25, 1997, pursuant to the Company's tender offer for these notes.

Service Solutions:

                                       Three months ended    Six months ended
                                            June 30,             June 30,
                                        1997       1998       1997       1998
                                      --------   --------   --------   --------
                                                   (in millions)
Revenues............................. $  170.9   $  162.2   $  333.2   $  305.9
Gross Profit.........................     53.4       50.8      102.4       96.3
  % of revenues......................     31.2%      31.3%      30.7%      31.5%
Selling, general & administrative....     32.2       32.6       64.9       67.5
  % of revenues......................     18.9%      20.1%      19.5%      22.1%
Goodwill/intangible amortization.....      0.5        0.6        1.1        1.1
Minority and equity interests........      0.0        0.0        0.0        0.0
Special charge.......................       -          -          -         6.5
                                      --------   --------   --------   --------
Operating income..................... $   20.7   $   17.6   $   36.4   $   21.2
                                      ========   ========   ========   ========

Capital expenditures................. $    2.0   $    1.4   $    4.5   $    2.9
Depreciation and amortization........      2.5        2.8        5.0        5.5

                                        June 30, 1998       December 31, 1997
                                                  (in millions)
Identifiable assets..................   $    401.6            $    320.0

Second Quarter 1998 vs. Second Quarter 1997

Revenues
     Second quarter 1998 revenues increased $8.7 million, or 5.4%, from the second quarter of 1997. The increase was principally due to higher sales of hand-held diagnostic equipment, high-pressure hydraulic equipment and dealer equipment. Sales of certain PC based engine diagnostic and wheel service equipment were down as a result of the Company's decision to phase out these products.

Gross margin
     Second quarter 1998 gross margin of 31.2% was comparable to the 31.3% gross margin in 1997. The increase in dealer equipment revenue reduced the 1998 gross margin relative to 1997. However, revenue increased in other higher margin products, namely hand-held diagnostic equipment, largely offsetting the effect of lower dealer equipment margins.

Selling, General and Administrative ("SG&A")
     Second quarter 1998 SG&A expense was $32.2 million, or 18.9% of revenues, compared to $32.6 million, or 20.1% of revenues, in 1997. The reduction in costs resulted from an increased portion of revenues attributable to dealer equipment sales, which have relatively low SG&A costs, and continuing cost reductions due to initiatives undertaken over the past year.

Goodwill/Intangible Amortization
     Second quarter 1998 expense was comparable to second quarter 1997.

Minority and equity interests
     This line represents the 20% minority interest in JATEK's results. Such minority interest was immaterial in both quarters.

Operating Income
     The increase in the 1998 second quarter operating income to $20.7 million from $17.6 million in the second quarter 1997 was primarily attributable to increased revenues and cost reductions.

First Six Months of 1998 vs. First Six Months of 1997

Revenues
     First six months of 1998 revenues increased $27.3 million, or 8.9%, from the first six months of 1997. The increase was due to higher hand-held diagnostic equipment, high-pressure hydraulic equipment, dealer equipment and gas emission testing equipment revenues. Air conditioning tool sales were down from 1997, and are expected to be lower than full year 1997 levels for the remainder of 1998 primarily due to lower demand for refrigerant recycling and recovery equipment. Sales of certain PC based engine diagnostic and wheel service equipment were down as a result of the Company's decision to phase out these products. During the first quarter 1998, the Company enhanced its dealer equipment program with a major vehicle manufacturer and is now recording revenues and related cost of goods sold from this program.

Gross margin
     First six months of 1998 gross margin of 30.7% was lower than the 31.5% gross margin in 1997. The decrease in the gross margin was a result of the higher gas emissions testing equipment and dealer equipment sales during the first six months of 1998, which carry lower gross margins.

Selling, General and Administrative ("SG&A")
     First six months of 1998 SG&A expense was $64.9 million, or 19.5% of revenues, compared to $67.5 million, or 22.1% of revenues, in 1997. The reduction in costs resulted from an increased portion of revenues attributable to dealer equipment sales, which have relatively low SG&A costs, and continuing cost reductions due to initiatives undertaken over the past year.

Goodwill/Intangible Amortization
     First six months of 1998 expense was comparable to first six months of 1997.

Minority and equity interests
     This line represents the 20% minority interest in JATEK's results. Such minority interest was immaterial in both periods.

Special Charge
     During the first quarter 1997, the Company recorded a $6.5 million special charge ($4.1 million after-tax). This charge reflects anticipated future legal costs associated with the ongoing litigation with Snap-on Incorporated.

Operating Income
     The increase in first six months of 1998 operating income to $36.4 million from $21.2 million in the first six months of 1997 was primarily attributable to increased revenues and cost reductions. Additionally, operating income for the first six months of 1997 was reduced by the $6.5 million special charge related to the Snap-on litigation.

Capital Expenditures
     First six months of 1998 capital expenditures were $4.5 million compared to first six months of 1997 capital expenditures of $2.9 million. Capital expenditures for 1998 are expected to total approximately $12 million and to include further expenditures for new information systems.

Identifiable Assets
     First six months of 1998 identifiable assets increased approximately $82 million from year-end 1997. The increase was predominately due to the acquisition of Tecnotest and Valley Forge, which increased identifiable assets by approximately $75 million. Excluding the effect of the acquisitions, inventory increased approximately $25 million from year-end and accounts receivable decreased approximately $15 million from year-end. The increase in inventory reflects expected third quarter demand and normal seasonal build-up. The decrease in accounts receivable reflects lower revenues in the second quarter of 1998 compared to the fourth quarter of 1997.

During the first six months of 1998, inventory of PC based engine diagnostic and wheel service equipment was reduced from approximately $14.0 million at December 31, 1997 to approximately $3.0 million at June 30, 1998. This decrease reflects the continuing reduction of this inventory in connection with management's strategic decision to exit certain manufactured diagnostic equipment product lines. The remaining inventory of these products is expected to be sold during 1998.

Vehicle Components:

                                       Three months ended    Six months ended
                                            June 30,             June 30,
                                        1997       1998       1997       1998
                                      --------   --------   --------   --------
                                                   (in millions)
Revenues...........................   $   60.8   $  68.1    $  128.8   $  161.0
Gross Profit.......................       12.9      13.4        27.0       30.4
  % of revenues....................       21.2   %  19.7%       21.0%      18.9%
Selling, general & administrative..        4.0       3.5         8.3        8.4
  % of revenues....................        6.6   %   5.1%        6.4%       5.2%
Goodwill/intangible amortization...        0.3       0.3         0.5        0.7
Minority and equity interests......        0.1       0.0         0.2        0.1
                                      --------   -------    --------   --------
Operating income...................   $    8.5   $   9.6    $   18.0   $   21.2
                                      ========   =======    ========   ========

Capital expenditures...............   $    4.2   $   4.2    $   10.0   $    7.4
Depreciation and amortization......        3.3       3.2         6.4        7.3

                                     June 30, 1998   December 31, 1997
                                             (in millions)
Identifiable assets..................  $  144.7         $  147.6

Second Quarter 1998 vs. Second Quarter 1997

Revenues
     Second quarter 1998 revenues were down $7.3 million, or 10.7%, from second quarter 1997 revenues primarily due to less product demand caused by a strike at General Motors Corporation and the elimination of a product at the die-casting operation. The reduction in die-casting revenues will be partially offset over the balance of 1998 as the Company's new die-casting facility ramps up production.

Gross Profit
     Second quarter 1998 gross margin of 21.2% compares favorably to second quarter 1997 gross margin of 19.7% as favorable product mix shifts and operational improvements are being realized.

Selling, General and Administrative ("SG&A")
     SG&A was $4.0 million, or 6.6% of revenues, in the second quarter of 1998 compared to $3.5 million, or 5.1% of revenues, in 1997. The increase in SG&A as a percentage of revenues reflected higher costs associated with market penetration and business expansion efforts.

Goodwill/Intangible Amortization
     Goodwill and intangible amortization expense in 1998 was comparable to 1997.

Minority and equity interests
     This represents the 40% minority interest in IBS Filtran's results.

Operating Income
     Second quarter 1998 operating income was $8.5 million compared to $9.6 million in the second quarter of 1997. The decrease was primarily a result of the lower revenues.

First Six Months of 1998 vs. First Six Months of 1997

Revenues
     First six months quarter 1998 revenues were down $32.2 million from the first six months of 1997 revenues primarily due to the February 7, 1997 divestiture of the Sealed Power division. The first quarter of 1997 includes $23.5 million of revenues from Sealed Power. The remaining decrease from 1997 was due primarily to less product demand caused by a strike at General Motors and the elimination of a product at the die-casting operation. The strike at General Motors continued through late July, and as a result, third quarter 1998 revenues will likely be lower than the third quarter of 1997. The reduction in die-casting revenues will be partially offset over the balance of 1998 as the Company's new die-casting facility ramps up production.

Gross Profit
     First six months 1998 gross margin of 21.0% compares favorably to first six months 1997 gross margin of 18.9% as favorable product mix shifts and operational improvements are being realized. A portion of the increase in gross margin was due to the disposal of Sealed Power which was a lower margin business. The Company anticipates a negative impact on third quarter gross margins resulting from the General Motors strike due to incremental costs that will be incurred to resume production as well as the impact of lost productivity in July.

Selling, General and Administrative ("SG&A")
     SG&A was $8.3 million, or 6.4% of revenues, in the first six months of 1998 compared to $8.4 million, or 5.2% of revenues, in 1997. The increase in SG&A as a percentage of revenues reflected higher costs associated with market penetration and business expansion efforts. Additionally, the lower revenues associated with the strike at General Motors resulted in SG&A representing an increased percentage of revenues.

Goodwill/Intangible Amortization
     Goodwill and intangible amortization expense was lower in 1998 due to the sale of the Sealed Power division.

Minority and equity interests
     This represents the 40% minority interest in IBS Filtran's results.

Operating Income
     First six months 1998 operating income was $18.0 million compared to $21.2 million in the first six months of 1997. The first six months of 1997 operating income included $2.7 million attributable to the Sealed Power division (which was sold effective February 7, 1997).

Capital Expenditures
     Capital expenditures in the first six months of 1998 were $10.0 million and $7.4 million in the first six months of 1997. Capital expenditures for 1998 are expected to total approximately $18 million and will be focused upon certain capacity expansions (including a new die-casting facility), cost reductions and maintenance of the operations.

Identifiable Assets
     Identifiable assets were comparable to year-end 1997.

Liquidity and Financial Condition

The Company's liquidity needs arise primarily from capital investment in equipment, funding working capital requirements to support business growth initiatives and to meet interest costs. Management believes that cash flow from operations and the current credit arrangements will be sufficient to supply funds needed in 1998, excluding the GSX transaction. To consummate the GSX transaction, the Company has received commitments, underwritten by Chase Manhattan Bank, to provide up to $1.7 billion of financing to be used to fund the cash portion of the merger and to refinance existing indebtedness of the Company and GSX.

Cash Flow

                                           Six months ended June 30,
                                               1998           1997
                                            --------        --------
                                                 (in millions)
         Cash flow from:
           Operating activities......       $   44.5        $  (33.6)
           Investing activities......          (73.6)          207.3
           Financing activities......           29.4          (170.2)
                                            --------        --------
            Net Cash Flow............       $    0.3        $    3.5
                                            ========        ========

Operating Activities - The principal elements that contributed to the first six months 1998 cash flow were net income, depreciation and amortization and net increases in deferred and payable income taxes totaling $53.2 million. Offsetting this positive cashflow was a net increase in other working capital and other items of $8.7 million. Changes in working capital include a $20.3 million reduction in accounts receivable due to lower revenues in the second quarter of 1998 compared to the fourth quarter of 1997, a $24.9 million increase in inventory to meet higher third quarter revenue expectations, a $13.2 million decrease in prepaid and other assets due to the liquidation of the Echlin investment that was held at year-end ($14.9 million), and a $14.9 million reduction in current liabilities due to incentive compensation and restructuring payments made in the first six months of 1998. At June 30, 1998, days sales outstanding of accounts receivable were 66 days compared to 64 days at December 31, 1997. Days sales of inventory on hand was 50 days at June 30, 1998 compared to 35 days at December 31, 1997. Both accounts receivable outstanding and inventory on hand (both expressed as a multiple of days sales) at June 30, 1998 were higher due to the late second quarter acquisitions of Tecnotest and Valley Forge. The cash outflow from operations for the first six months of 1997 cash outflow of $33.6 million was principally due to seasonal buildups of accounts receivable and inventories, and included the $26.0 million effect of terminating an accounts receivable securitization program during the first quarter of 1997.

Investing Activities - The first six months of 1998 cash flow from investing activities reflected $14.6 million in capital expenditures and $59.0 million of cash to purchase Tecnotest and Valley Forge. Capital expenditures for 1998 are expected to total approximately $30 million. Cash flow from investing activities during the first six months of 1997 included $223.0 million of cash received on the sale of Sealed Power, offset by $5.1 million used for investments in A.R. Brasch, JATEK and IBS Filtran, and $10.6 million used for capital expenditures.

Financing Activities - The first six months of 1998 cash flow from financing activities consists of borrowings of $56.7 million (principally to fund the acquisitions of Tecnotest and Valley Forge), $28.5 million used to purchase 397,500 shares of common stock in the open market, and proceeds from shares sold under the stock option plan. Cash flow from financing activities during the first six months of 1997 reflects uses comprised of the Company's former quarterly dividend payment, $16.4 million of extinguishment costs paid in the second quarter to repurchase $126.7 million of 11 3/4% Senior Subordinated Notes, $120.2 million to purchase 2.147 million shares of the Company in the "Dutch" auction, and a $36.4 million reduction in borrowings, offset by proceeds from shares sold under the stock option plan.

Total Debt

At June 30, 1998, the following summarizes the debt outstanding and unused credit availability:

                                      Total         Amount      Unused Credit
                                    Commitment    Outstanding   Availability
                                                 (in millions)
      Revolving credit............  $    400.0    $    230.0    $    162.1(a)
      Swingline loan facility.....         5.0            -            5.0
      Industrial Revenues Bonds...        15.1          15.1            -
      Other.......................        23.7          16.9           6.8
                                    ----------    ----------    ----------
        Total debt................  $    443.8    $    262.0    $    173.9
                                    ==========    ==========    ==========

     (a) Decreased by $7.9 million of facility letters of credit outstanding at June 30, 1998, which reduce the unused credit availability.

During the second quarter of 1998, the Company redeemed the remaining $1.7 million of the 11 3/4% Senior Subordinated Notes.

The Company is required to maintain compliance with restrictive covenants contained in the revolving credit agreement, as amended. At June 30, 1998, the Company was in compliance with all restrictive covenants contained in the revolving credit agreement. Under the most restrictive financial covenants, the Company is required to:

     (1) Maintain a Debt/EBITDA Ratio less than 3.5/1.0 for fiscal quarters ending June and September of 1998 and a ratio less than 3.0/1.0 thereafter. At June 30, 1998, the ratio was 2.37/1.0.

     (2) Maintain a Fixed Charge Coverage Ratio greater than 1.75/1.0 through September of 1998 and a ratio greater than 2.0/1.0 thereafter. At June 30, 1998, the ratio was 3.70/1.0.

Management believes that, excluding the pending GSX transaction and related financing, the unused credit availability is sufficient to meet operating cash needs, including working capital requirements and capital expenditures planned for 1998. Aggregate future maturities of total debt are not material through 2001. In 2002, the revolving credit agreement expires and borrowings on the revolver would become due, however, management believes that the existing revolving credit agreement would likely be extended or that alternate financing will be available to the Company.

Other Matters

General Signal Corporation Transaction - On July 20, 1998, the Company announced that it had signed a definitive merger agreement for the Company to acquire General Signal Corporation ("GSX") for cash and Company shares. The aggregate purchase price is valued at approximately $2 billion based on the last reported trading price of the Company's common stock immediately prior to the public announcement of the execution of the merger agreement. The Company will also assume approximately $335 million of GSX's debt, net of cash. Under the terms of the merger agreement, the aggregate merger consideration to be paid to GSX shareholders will consist 60% of Company stock and 40% of cash, with each shareholder able to choose among three options -- all cash ($45.00 per share of GSX common stock), all Company stock (0.6977 shares of Company common stock per share of GSX common stock), or a 40/60 cash/stock combination ($18.00 and 0.4186 shares of Company common stock per share of GSX common stock), subject to proration if the all cash or all stock elections are over subscribed. The Company has received commitments, underwritten by Chase Manhattan Bank, to provide up to $1.7 billion of financing to be used to fund the cash portion of the merger and to refinance existing indebtedness of the Company and GSX. The transaction, which has been approved by both companies' boards of directors, is subject to shareholder approvals, antitrust clearance and other customary conditions, and is expected to close early in the fourth quarter of 1998.

The transaction will be accounted for as a reverse acquisition as the shareholders of GSX will own a majority of the shares of the combined company upon completion of the transaction. Accordingly, for accounting purposes, the Company will be treated as the acquired company and GSX will be considered to be the acquiring company. The purchase price will be allocated to the assets and liabilities of the Company based on their estimated fair market values at the acquisition date. Under reverse acquisition accounting, the purchase price of the Company will be based on the fair market value of the Company's common stock at July 19, 1998, the date of the signing of the definitive merger agreement. The cash portion of the purchase price will be accounted for as a dividend by the combined company.

GSX is a leading manufacturer of quality products for the process control, electrical control and industrial technology industries worldwide and had annual 1997 revenues of approximately $2 billion.

Impact of Strike at General Motors Corporation - As of the date of this filing, the strike at General Motors was reported to be resolved. General Motors is the Company's largest customer (22% of consolidated revenues in 1997 and approximately $100 million of Vehicle Components revenues in 1997). In the month of July 1998, the Company's Vehicle Components segment continued to experience reduced revenues comparable with the results reported during second quarter of 1998. It remains uncertain whether these reduced revenues will be recovered as General Motors resumes production. Even if these revenues are recovered, the Company anticipates a negative impact on its gross margins on these revenues due to incremental costs that will be incurred to resume production as well as the impact of lost productivity in July.

Echlin Transaction - On May 6, 1998, the Company announced that it was withdrawing its exchange offer to acquire Echlin Inc. because it was not in the best interests of SPX shareholders to compete with the terms of Dana Corporation's merger agreement with Echlin. As of June 30, 1998, the Company had liquidated its approximately 1.15 million Echlin shares that it held.

Significance of Goodwill - The Company had goodwill of $96.1 million and shareholders' deficit of $38.4 million at June 30, 1998. The Company amortizes its goodwill on a straight-line method over the estimated periods benefited, not to exceed 40 years. In determining the estimated useful life, management considers the nature, competitive position, life cycle position, and historical and expected future operating income of each acquired company, as well as the Company's commitment to support these acquired companies through continued investment in capital expenditures, operational improvements, and research and development. After an acquisition, the Company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible impairment, the Company uses projections to assess whether future operating income on a non-discounted basis (before goodwill amortization) of the unit is likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a write-down of goodwill to recoverable value is appropriate. There can be no assurance that circumstances will not change in the future that will effect the useful life or carrying value of goodwill.

EVA Incentive Compensation - The Company utilizes a measure known as Economic Value Added ("EVA") for its incentive compensation plans for a majority of employees. EVA is internally computed by the Company based upon Net Operating Profit after Tax less a charge on the capital invested in the Company. These computations use certain assumptions that vary from generally accepted accounting principles. EVA is not a measure under generally accepted accounting principles and is not intended to be used as an alternative to net income and measuring operating performance presented in accordance with generally accepted accounting principles. The Company believes that EVA, as internally computed, does represent a strong correlation to the ultimate returns of the Company's shareholders. Annual incentive compensation expense is dependent upon the annual change in EVA relative to pre-established improvement targets and the expense can vary significantly.

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

In 2000, the Company must adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 will require the Company to record derivatives on the balance sheet as assets or liabilities, measured at fair value, and gains or losses resulting from the changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is evaluating the standard and does not expect it to have a material impact on the financial results or condition of the Company as the use of derivatives at the Company is not significant.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

               The Company held the Annual Meeting of Shareholders on May 20, 1998 at which shareholders elected three directors to three year terms expiring in 2001, approved an amendment to the Company's Certificate of Incorporation to increase the amount of authorized shares of Company common stock from 50,000,000 to 100,000,000 shares, and approved any adjournment of the Annual Meeting proposed by the Board of Directors. The proposed amendment to issue shares of the Company's common stock in connection with the proposed acquisition of Echlin Inc. was not voted on as the Company had withdrawn its exchange offer prior to the Annual Meeting.

               The results of the voting in connection with the above items were as follows:

               Voting on Directors                For             Withheld
               Sarah R. Coffin                11,304,928            22,466
               Charles E. Johnson, II         11,307,474            19,920
               David P. Williams              11,304,081            23,313

               Voting on:                        For        Against   Abstain
               Amendment to increase the
               amount of authorized shares 10,450,094 826,757 50,573 Adjournment of the Annual
               Meeting by the Board            9,631,782  1,483,109   212,503

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (2) Agreement and Plan of Merger among SPX Corporation, SAC Corp. and General Signal Corporation, dated as of July 19, 1998, incorporated herein by reference from the Company's Form 8-K filed on July 20, 1998.

          (3)(iv)Restated Certificate of Incorporation of SPX Corporation, as amended, dated June 12, 1998.

          (4)  None.

          (10) None.

          (11) Statement regarding computation of earnings per share. See Consolidated Condensed Statements of Income.

          (15) None.

          (18) None.

          (19) None.

          (20) None.

          (22) None.

          (23) None.

          (24) None.

          (27) Financial data schedule.

          (99) None.

     (b)  Reports on Form 8-K

          8-K Dated July 19, 1998, Announcement of Merger Agreement with General Signal Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SPX CORPORATION
                                  (Registrant)



Date:  July 31, 1998                            By  /s/ John B. Blystone
                                                   ---------------------
                                                        John B. Blystone
                                                        Chairman, President and
                                                        Chief Executive Officer





Date:  July 31, 1998                            By  /s/ Patrick J. O'Leary
                                                   -----------------------
                                                        Patrick J. O'Leary
                                                        Vice President, Finance,
                                                        Treasurer and Chief
                                                        Financial Officer



Date:  July 31, 1998                            By  /s/ Kenneth C. Dow
                                                   -------------------
                                                        Kenneth C. Dow
                                                        Controller and Chief
                                                        Accounting Officer