Form 10-Q
period 1998-09-30
SPX CORP
filed 1998-11-16
CIK 88205

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


                                    Yes X     No



             Common shares outstanding October 30, 1998 - 30,593,627

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SPX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                        (Unaudited)
                                                September 30,  December 31,
                                                    1998           1997
                                                 ----------     ----------
ASSETS
 Current assets:
 Cash and equivalents                            $   10,532     $   12,113
 Receivables                                        162,437        172,783
 Inventories                                        120,643         92,875
 Deferred income tax asset and refunds               58,621         72,021
 Prepaid and other current assets                    20,553         33,753
                                                 ----------     ----------
 Total current assets                            $  372,786     $  383,545
 Property, plant and equipment, at cost             288,208        263,821
 Accumulated depreciation                         (152,349)      (141,703)
                                                 ----------     ----------
  Net property, plant and equipment              $  135,859     $  122,118
 Goodwill                                           102,854         60,156
 Other assets                                        24,024         17,988
                                                 ----------     ----------
 Total assets                                    $  635,523     $  583,807
                                                 ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Notes payable and current maturities
  of long-term debt                              $    3,848     $    2,774
 Accounts payable                                    84,492         91,491
 Accrued liabilities                                157,224        182,773
 Income taxes payable                                18,296          9,516
                                                 ----------     ----------
 Total current liabilities                       $  263,860     $  286,554
 Long-term liabilities                               94,351         90,205
 Deferred income taxes                               45,459         46,142
 Minority interest                                    1,947          1,764
 Long-term debt                                     251,856        202,490
 Shareholders' equity:
 Common stock                                       169,250        166,999
 Paid in capital                                     71,307         68,400
 Retained deficit                                  (23,864)       (63,837)
 Common stock held in treasury                    (219,939)      (191,413)
 Unearned compensation                             (16,205)       (17,704)
 Cumulative translation adjustments                 (2,499)        (5,793)
                                                 ----------     ----------
 Total shareholders' equity                      $ (21,950)     $ (43,348)
                                                 ----------     ----------
 Total liabilities and shareholders' equity      $  635,523     $  583,807
                                                 ==========     ==========


The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                      Three months ended     Nine months ended
                                         September 30           September 30
                                       1998       1997        1998       1997
                                     --------   --------    --------   --------
Revenues                             $231,919   $213,672    $693,937   $680,597

Costs and expenses:
 Cost of products sold                166,409    152,336     499,095    492,582
 Selling, general and administrative   42,022     42,420     125,428    129,650
 Goodwill/intangible amortization       1,398        822       2,961      2,602
 Minority and equity interests             79        132         236        229
 Special charges and (gains)               -          -      (7,092)      6,500
                                     --------   --------    --------   --------
Operating income                     $ 22,011   $ 17,962    $ 73,309   $ 49,034
Other expense (income), net                23      (437)     (1,450)   (73,131)
Interest expense, net                   4,377      3,315      12,301     10,567
                                     --------   --------    --------   --------
Income before income taxes           $ 17,611   $ 15,084    $ 62,458   $111,598
Provision for income taxes              6,340      5,185      22,485     55,029
                                     --------   --------    --------   --------
Income before extraordinary item     $ 11,271   $  9,899    $ 39,973   $ 56,569
Extraordinary item, net of tax             -          -           -    (10,330)
                                     --------   --------    --------   --------
Net income                           $ 11,271   $  9,899    $ 39,973   $ 46,239
Other comprehensive income (foreign
 currency translation adjustment)       2,579    (1,496)       3,294    (5,425)
                                     --------   --------    --------   --------
Comprehensive income                 $ 13,850   $  8,403    $ 43,267   $ 40,814
                                     ========   ========    ========   ========

Basic income (loss) per share:
 Income before extraordinary item    $   0.96   $   0.83    $   3.36   $   4.34
 Extraordinary item, net of tax            -          -           -      (0.79)
                                     --------   --------    --------   --------
 Net income                          $   0.96   $   0.83    $   3.36   $   3.55
                                     ========   ========    ========   ========
 Weighted average number of
  common shares outstanding            11,793     11,931      11,912     13,024

Diluted income (loss) per share:
 Income before extraordinary item    $   0.94   $   0.80    $   3.27   $   4.17
 Extraordinary item, net of tax            -          -           -      (0.76)
                                     --------   --------    --------   --------
 Net income                          $   0.94   $   0.80    $   3.27   $   3.41
                                     ========   ========    ========   ========
 Weighted average number of
  common shares outstanding            11,963     12,406      12,218     13,547

Dividends per share                  $     -    $     -     $     -    $   0.10


The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                         1998           1997
                                                       ----------    ----------

Cash flows from operating activities:
Net income from operating activities                   $   39,973    $   46,239
Adjustments to reconcile net income to net
   cash from operating activities -
 Extraordinary item                                            -         10,330
 Depreciation and amortization                             18,423        19,327
 Special charges and (gains)                              (7,092)         6,500
 Gain on sale of business                                      -       (71,895)
 Compensation recognized under employee stock plan          3,635         2,872
 Deferred taxes                                            12,697        17,980
 Change in operating assets and liabilities (net of
   effect of acquired and disposed businesses):
  Receivables                                              28,629      (37,655)
  Inventories                                            (12,151)      (10,327)
  Prepaid and other assets                                  8,967       (5,353)
  Accounts payable and accrued liabilities               (39,577)       (8,930)
  Income taxes payable                                      7,589        21,323
 Other, net                                                 5,449           809
                                                       ----------    ----------
 Net cash provided (used) by operating activities      $   66,542    $  (8,780)
Cash flows from investing activities:
 Proceeds from sale of business                        $       -     $  223,000
 Investment in businesses                                (70,243)       (5,109)
 Capital expenditures                                    (21,818)      (15,588)
                                                       ----------    ----------
 Net cash provided (used) by investing activities      $ (92,061)    $  202,303
Cash flows from financing activities:
 Net borrowings (payments) under debt agreements       $   50,304    $ (37,504)
 Payment of costs related to debt extinguishment               -       (16,397)
 Purchases of common stock                               (28,526)     (140,474)
 Net shares sold under stock option plan                    2,911         4,736
 Dividends paid                                                -        (1,424)
                                                       ----------    ----------
 Net cash provided (used by) financing activities      $   24,689    $(191,063)
Effect of exchange rate changes on cash                     (751)           578
                                                       ----------    ----------
Net increase in cash and equivalents                   $  (1,581)    $    3,038
Cash and equivalents, beginning of period                  12,113        12,312
                                                       ----------    ----------
Cash and equivalents, end of period                    $   10,532    $   15,350
                                                       ==========    ==========

 The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (Unaudited)

1. The interim financial statements reflect the adjustments that are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. Adjustments are of a normal recurring nature.

     The preparation of SPX Corporation's (the "Company" or "SPX") consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Information regarding the Company's segments was as follows:

                                     Three months             Nine months
                                  ended September 30,     ended September 30,
                                   1998        1997        1998       1997
                                 --------    --------    --------    --------
                                                  (in millions)
Revenues:
 Service Solutions               $  172.5    $  151.0    $  505.7    $  456.9
 Vehicle Components (1)              59.4        62.7       188.2       223.7
                                 --------    --------    --------    --------
  Total                          $  231.9    $  213.7    $  693.9    $  680.6
                                 ========    ========    ========    ========
Operating income (loss):
 Service Solutions (2)           $   18.7    $   15.3    $   55.1    $   36.5
 Vehicle Components                   8.0         8.7        26.0        29.9
 General Corporate (3)              (4.7)       (6.0)       (7.8)      (17.4)
                                 --------    --------    --------    --------
  Total                          $   22.0    $   18.0    $   73.3    $   49.0
                                 ========    ========    ========    ========
Capital Expenditures:
 Service Solutions               $    4.0    $    1.3    $    8.5    $    4.2
 Vehicle Components                   3.1         3.6        13.1        11.0
 General Corporate                    0.1         0.1         0.2         0.4
                                 --------    --------    --------    --------
  Total                          $    7.2    $    5.0    $   21.8    $   15.6
                                 ========    ========    ========    ========
Depreciation and Amortization:
 Service Solutions               $    3.3    $    2.8    $    8.3    $    8.3
 Vehicle Components                   3.0         2.9         9.4        10.2
 General Corporate                    0.1         0.3         0.7         0.8
                                 --------    --------    --------    --------
  Total                          $    6.4    $    6.0    $   18.4    $   19.3
                                 ========    ========    ========    ========

                                          September 30,     December 31,
                                              1998             1997
                                           ---------         ---------
Identifiable Assets:
 Service Solutions                         $   378.7         $   320.0
 Vehicle Components                            162.8             147.6
 General Corporate                              94.0             116.2
                                           ---------         ---------
  Total                                    $   635.5         $   583.8
                                           =========         =========

(1)  The Company sold its Sealed Power  division in February  1997,  see Note 5.
(2)  Includes a $6.5 million  special  charge in the first quarter of 1997,  see
     Note 10.
(3) Includes a $7.1 million special gain in the first half of 1998 related to the Echlin transaction, see Note 11.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (Unaudited)

3. On October 6, 1998, the Company completed its merger with General Signal Corporation ("GSX") for a combination of $784.1 million in cash and 18.2 million shares of common stock of the Company. The Company also assumed approximately $358 million of GSX's debt, net of cash acquired. GSX is a leading manufacturer of quality products for the process control, electrical control and industrial technology industries worldwide and had annual 1997 revenues of approximately $2 billion. Financing for the merger was obtained under a new credit agreement providing for financing of up to $1.65 billion in loans. See Note 4.

     The transaction will be accounted for as a reverse acquisition as the shareholders of GSX own a majority of the shares of the combined company as of the completion of the transaction. Accordingly, for accounting purposes, the Company will be treated as the acquired company and GSX will be considered to be the acquiring company. The purchase price will be allocated to the assets and liabilities of the Company based on their estimated fair market values at the acquisition date. The Company is currently conducting asset valuation studies of its tangible and intangible assets, including in-process research and development projects, for the purpose of allocating the purchase price to its net assets. Under reverse acquisition accounting, the purchase price of the Company is based on the average fair market value of the Company's common stock near July 19, 1998, the date of the signing of the definitive merger agreement. The cash portion of the purchase price will be accounted for as a dividend by the combined company. In addition, the historical financial statements of the Company will be those of GSX subsequent to the transaction. The accompanying financial statements of the Company included herein are those of SPX.

     The Company is also in the process of developing its plan to integrate the operations of GSX, which may include certain exit and restructuring costs. As a result of this plan, a charge, which may be material but which cannot now be quantified, is expected to be recognized in the period in which such a restructuring occurs.

4. In connection with the merger with GSX, the Company replaced its existing $400 million revolving credit facility with a $1.65 billion credit facility consisting of a six year, $600 million Tranche A Loan ("Tranche A Loan"), an eight year, $600 million Tranche B Loan ("Tranche B Loan"), an eighteen month, $200 million Interim Term Loan ("Interim Loan") and an eight year, $250 million Revolving Facility ("Revolving Loan"), collectively hereinafter referred to as the "New Credit Facility." On October 6, 1998, $1.4 billion was drawn from the New Credit Facility and was used to finance the cash portion of the merger with GSX and to repay certain indebtedness of the Company and GSX. No amounts were drawn from the Revolving Facility.

     The New Credit Facility bears interest at variable rates using a Base Rate or a Eurodollar Rate, plus the applicable margin. The applicable margin for the Tranche B Loan is 2.5% for Base Rate borrowings and 3.5% for Eurodollar Rate borrowings. The Tranche A Loan, Interim Loan and Revolving Loan have variable margins between .5% and 1.75% for Base Rate Loans and 1.5% and 2.75% for Eurodollar Rate borrowings. The Revolving Loan also is subject to annual commitment fees

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (Unaudited)

     on the unused portion of the facility that vary between .25% and .5%. The variable margins and commitment fees are based on certain financial measurements of the Company as defined in the New Credit Facility. Interest and principal is payable quarterly. The Company has effectively fixed the underlying Eurodollar rate at approximately 4.8% on $800 million of indebtedness through interest rate protection agreements over the next three years. Aggregate principal repayments for the New Credit Facility are $37.3 million in 1999, $268.5 million in 2000, $112.3 million in 2001,
     $137.3 million in 2002 and $156.0 million in 2003.

     The New Credit Facility is secured by substantially all of the assets of the Company and requires the Company to maintain certain leverage and interest coverage ratios. The New Credit Facility also requires compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, sales of assets, the distribution of dividends, capital expenditures, mergers, acquistions and dissolutions.

5. On February 7, 1997, the Company completed the sale of substantially all of the assets and rights used in the manufacture and distribution of piston rings and cylinder liners, known as the Sealed Power division ("SPD"). The gain on the sale of SPD was $71.9 million. On an after-tax basis, the gain was $31.2 million, which reflects the effect of the write-off of non-deductible goodwill attributable to SPD of $59.4 million.

     The accompanying consolidated condensed financial statements include the results of SPD through February 7, 1997, its date of disposition. The following unaudited proforma selected financial data reflects the disposition of this division as if it had occurred as of January 1, 1997. The unaudited proforma selected results of operations do not purport to represent what the Company's results of operations would actually have been had the disposition in fact occurred as of January 1, 1997, or project the results for any future date or period (in millions, except per share):

                                                    First Nine
                                                    Months 1997
                                                    Proforma
         Revenues                                    $ 657.1
         Cost of products sold                         473.0
                                                     -------
         Gross margin                                $ 184.1
         SG&A                                          128.7
         Goodwill/intangible amortization                2.4
         Minority and equity interests                   0.2
         Special charges                                 6.5
                                                     -------
         Operating income                            $  46.3
         Other income                                  (1.2)
         Interest expense, net                           9.6
                                                     -------
         Income before income taxes                  $  37.9
         Provision for income taxes                     13.7
                                                     -------
         Income before extraordinary item            $  24.2
                                                     =======
         Diluted income per share                    $  1.79
         Weighted average number of shares              13.5


                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (Unaudited)

6. During the first half of 1997, the Company commenced a cash tender offer for all $128.4 million (principal amount) of its outstanding 11 3/4% Senior Subordinated Notes, due 2002, and $126.7 million of the Notes were tendered. The Company recorded an extraordinary pretax charge of $16.4 million, or $10.3 million after-tax, for the cost to repurchase the Notes.

7. During 1997, the Company purchased 2.147 million shares of its common stock through a Dutch auction self-tender offer for $56.00 per share. As of September 30, 1998, the Company had purchased an additional 787,700 shares (397,500 in 1998) through open market purchases. Also, concurrent with the Dutch auction, the Company announced the elimination of quarterly cash dividends and stated that future distributions to shareholders would be in the form of open purchases of common stock, when deemed appropriate by management.

8. During 1998, the Company acquired three businesses. On June 19, 1998, the Company acquired 89% of Tecnotest S.r.l. ("Tecnotest"), an Italian company, for $15.1 million in cash and assumed debt. The Company has an option to purchase the remaining 11% of the company. Tecnotest designs, manufactures and distributes hand-held scan tools and other hand-held electronic equipment, diagnostic software, gas and diesel emissions testing equipment and safety lane products and has annual revenues of approximately $25 million. On June 30, 1998, the Company acquired The Valley Forge Group ("Valley Forge") for $43.9 in cash and assumed debt. Valley Forge develops service procedures, owners' literature and service training materials, and provides other services such as language conversion and labor time studies, for vehicle manufacturers and has annual revenues of approximately $30 million. On August 4, 1998, the Company acquired Toledo Trans-Kit ("TTK") for $11.5 million in cash and assumed debt. TTK supplies transmission repair kits to the global automotive repair industry and has annual revenues of approximately $18 million.

     During 1997,  the Company made three  strategic  investments  totaling $5.1 million. Effective the beginning of 1997, the Company acquired an additional 30% of JATEK which raised the Company's ownership in this Japanese company to 80%. Also effective the beginning of 1997, the Company purchased an additional 10% of IBS Filtran which raised the Company's ownership to 60% in this German company. Effective March 1, 1997, the Company acquired A.R. Brasch Marketing Inc., which provides technical service and training materials for vehicle manufacturers. A.R. Brasch has annual sales approaching $10 million

     Each of the acquisitions was accounted for under the purchase method. Pro forma results of operations, assuming the above acquisitions had occurred on January 1, 1997, are not presented, as the pro forma results would not differ significantly from reported results.

9. In the fourth quarter of 1997, the Company recorded special charges of $110.0 million. These charges included a $99.0 million restructuring charge, a $4.1 million charge for corporate executive staff reductions, and $6.9 million of costs associated with various legal matters, including legal costs associated with a settled case in California.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (Unaudited)

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

     The $99.0 million charge included $63.7 million of restructuring costs, $25.8 million of reduced inventory value and $9.5 million of reduced value of other tangible and intangible assets related to exiting certain product lines. These restructuring costs included $13.7 million of severance related costs for approximately 800 people, $20.3 million for incremental repossession and distribution exit costs (including the termination of lease financing and distributor agreements), $21.2 million for incremental service and software update obligations resulting from the Company's decision to exit these product lines, and $8.5 million of costs associated with idled facilities. The implementation of this restructuring is expected to be substantially complete by the end of 1998.

     Of the total 1997 special charges of $116.5 million (including the special charge described in Note 10), the components of the charge that have or will require the future payment of cash total $80.9 million. Cash payments through September 30, 1998 related to the special charges were $24.8 million. The expected future cash payments include an estimated $20.0 million over the balance of 1998 with the remainder, principally repossession costs and service and software update obligations, over the following two years. As there is some uncertainty associated with the timing of the cash payments, the remaining accrual at September 30, 1998 of $56.1 million has all been classified as current liabilities. Management estimates that savings from the restructuring will increase operating income by $3.0 million in 1998 and $10.0 million in 1999. The savings result primarily from the reduction in headcount and facilities. Through the third quarter of 1998, approximately 470 employees had been terminated.

10. During the first quarter of 1997, the Company recorded a $6.5 million special charge ($4.1 million after-tax). This charge reflects anticipated future legal costs associated with the ongoing litigation with Snap-on Incorporated. This charge was previously classified as other expense (income), net, in the Company's 1997 filing on Form 10-Q for the nine months ended September 30, 1997.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (Unaudited)

11. On May 6, 1998, the Company announced that it was withdrawing its exchange offer for Echlin Inc. As of June 30, 1998, the Company had liquidated its investment in 1.150 million shares of Echlin Inc. common stock, which were acquired in late 1997 and early 1998. During the first quarter of 1998, the Company recorded a $12.8 million gain relating to the Echlin transaction consisting of an unrealized gain on the investment in Echlin stock of $17.3 million and transaction costs of $4.5 million. During the second quarter, the Company recorded a $5.7 million charge to adjust the unrealized gain on the investment to the actual realized total gain of $13.7 million and to record the final $2.1 million of transaction costs related to the proposed acquisition.

Item 2.  Management's  Discussion  and  Analysis  of Results of  Operations  and
           Financial Condition

The following unaudited information should be read in conjunction with the Company's unaudited consolidated financial statements and related footnotes.

On October 6, 1998, the Company completed its merger with GSX. For accounting purposes, the transaction will be accounted for as a reverse acquisition where the Company will be treated as the acquired company and GSX as the acquiring company. While the combined company will continue to be named SPX Corporation, the combined company will treat GSX's historical financial statements as the historical financial statements of the combined company. SPX's businesses will be consolidated into the combined company's financial statements beginning on the date of the merger. The following discussions, however, relate only to the historical financial results of SPX since the merger took place subsequent to the end of the third quarter.

Results of Operations - Third Quarter 1998 vs. Third Quarter 1997

Consolidated:

                                 Three months ended     Nine months ended
                                   September 30,          September 30,
                                   1998       1997       1998       1997
                                 --------   --------   --------   --------
                                             (in millions)
Revenues:
Service Solutions                $  172.5   $  151.0   $  505.7   $  456.9
Vehicle Components                   59.4       62.7      188.2      223.7
                                 --------   --------   --------   --------
  Total                          $  231.9   $  213.7   $  693.9   $  680.6
                                 ========   ========   ========   ========
Operating income (loss):
Service Solutions                $   18.7   $   15.3   $   55.1   $   36.5
Vehicle Components                    8.0        8.7       26.0       29.9
General corporate expense           (4.7)      (6.0)      (7.8)     (17.4)
                                 --------   --------   --------   --------
  Total                          $   22.0   $   18.0   $   73.3   $   49.0
Other expense (income), net         (0.0)      (0.4)      (1.5)     (73.1)
Interest expense, net                 4.4        3.3       12.3       10.6
                                 --------   --------   --------   --------
Income before income taxes       $   17.6   $   15.1   $   62.5   $  111.5
Provision for income taxes            6.3        5.2       22.5       55.0
                                 --------   --------   --------   --------
Income before extraordinary item $   11.3   $    9.9   $   40.0   $   56.5
Extraordinary item, net of tax         -          -          -      (10.3)
                                 --------   --------   --------   --------
Net income                       $   11.3   $    9.9   $   40.0   $   46.2
                                 ========   ========   ========   ========

Capital expenditures             $    7.2   $    5.0   $   21.8   $   15.6
Depreciation and amortization         6.4        6.0       18.4       19.3

                                 September 30, 1998    December 31, 1997
Identifiable assets                  $  635.5              $  583.8

General corporate expenses and other consolidated items that are not allocated to the segments are explained below, followed by segment information.

Third Quarter 1998 vs. Third Quarter 1997

General Corporate expense
     These expenses represent general unallocated expenses. The $1.3 million decline in general corporate expenses from the third quarter of 1998 to the comparable period in 1997 was the result of cost reduction initiatives implemented at the end of 1997.

Other expense (income), net
     These expense and income items represent expenses and income not included in the determination of operating results. Included are gains or losses on currency exchange, translation gains or losses of financial statements in highly inflationary countries, gains or losses on the sale of fixed assets, and unusual non-operational gains or losses.

Interest expense, net
     Third quarter 1998 interest expense was greater than the third quarter 1997 interest expense due to higher debt levels.

Provision for Income Taxes
     The overall third quarter 1998 effective income tax rate was 36% and represents the Company's estimated rate for the year. The third quarter 1997 effective income tax rate was 37%.

First Nine Months of 1998 vs. First Nine Months of 1997

General Corporate expense
     These expenses represent general unallocated expenses. The first nine months of 1998 included a $13.7 million realized gain on the Company's investment in Echlin Inc., which was liquidated during the second quarter, and $6.6 million of expenses associated with the Company's offer to acquire Echlin Inc. This net gain, $7.1 million, is classified as special charges and gains on the consolidated statement of income. Excluding this net gain, first nine months of 1998 corporate expenses were approximately $2.5 million lower than the first nine months of 1997 due to cost reduction initiatives implemented at the end of 1997.

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

Interest expense, net
     First nine months of 1998 interest expense was greater than the first nine months of 1997 interest expense due to higher debt levels.

Provision for Income Taxes
     The overall first nine months of 1998 effective income tax rate was 36% and represents the Company's estimated rate for the year. The first nine months of 1997 income tax provision includes $40.7 million provided on the sale of the Sealed Power division. Without this item, the effective income tax rate for the first nine months of 1997 was 37%.

Extraordinary item, net of taxes
     In the first quarter of 1997, the Company recorded a pretax charge of $16.4 million, $10.3 million after-tax, to reflect the costs to repurchase $126.4 million of its 11 3/4% Senior Subordinated Notes tendered as of March 25, 1997, pursuant to the Company's tender offer for these notes.

Service Solutions:

                                      Three months ended     Nine months ended
                                        September 30,          September 30,
                                        1998       1997       1998       1997
                                      --------   --------   --------   --------
                                                     (in millions)
Revenues............................. $  172.5   $  151.0   $  505.7   $  456.9
Gross Profit.........................     52.8       48.9      155.1      145.2
  % of revenues......................     30.6%      32.4%      30.7%      31.8%
Selling, general & administrative....     33.0       33.0       97.8      100.5
  % of revenues......................     19.1%      21.9%      19.3%      22.0%
Goodwill/intangible amortization.....      1.1        0.6        2.2        1.7
Minority and equity interests........      0.0        0.0        0.0        0.0
Special charge.......................       -          -          -         6.5
                                      --------   --------   --------   --------
Operating income..................... $   18.7   $   15.3   $   55.1   $   36.5
                                      ========   ========   ========   ========

Capital expenditures................. $    4.0   $    1.3   $    8.5   $    4.2
Depreciation and amortization........      3.3        2.8        8.3        8.3

                                      September 30, 1998    December 31, 1997
                                                  (in millions)
Identifiable assets..................     $  378.7               $  320.0

Third Quarter 1998 vs. Third Quarter 1997

Revenues
     Third quarter 1998 revenues increased $21.5 million, or 14.2%, from the third quarter of 1997. The increase was principally due to the acquisition of Tecnotest and Valley Forge and to higher sales of high-pressure hydraulic equipment and dealer equipment. Sales of certain PC based engine diagnostic and wheel service equipment were down as a result of the Company's decision to exit these product lines.

Gross margin
     Third quarter 1998 gross margin of 30.6% declined from the 32.4% gross margin in 1997. The decline resulted from a revenue mix shift towards lower margin service-related business, namely dealer equipment and technical information services.

Selling, General and Administrative ("SG&A")
     Third quarter 1998 SG&A expense was $33.0 million, or 19.1% of revenues, compared to $33.0 million, or 21.9% of revenues, in 1997. The reduction as a percentage of revenues resulted from an increased portion of revenues attributable to service-related sales, which have relatively low SG&A costs, and continuing cost reductions due to restructuring and other cost savings initiatives undertaken over the past year.

Goodwill/Intangible Amortization
     Third quarter 1998 expense increased by $0.5 million from second quarter 1997 due to the June 1998 acquisitions of Tecnotest and Valley Forge.

Minority and equity interests
     This line represents the 20% minority interest in JATEK's results. Such minority interest was immaterial in both quarters.

Operating Income
     The increase in the 1998 third quarter operating income to $18.7 million from $15.3 million in the third quarter 1997 was primarily attributable to increased revenues and cost reductions.

First Nine Months of 1998 vs. First Nine Months of 1997

Revenues
     First nine months of 1998 revenues increased $48.8 million, or 10.7%, from the first nine months of 1997. The increase was principally due to the acquisitions of Tecnotest and Valley Forge and higher hand-held diagnostic equipment, high-pressure hydraulic equipment, dealer equipment and gas emission testing equipment revenues. Air conditioning tool sales were down from 1997, and are expected to be lower than full year 1997 levels for the remainder of 1998 primarily due to lower industry wide demand for refrigerant recycling and recovery equipment. Sales of certain PC based engine diagnostic and wheel service equipment were down as a result of the Company's decision to exit these product lines . During the first quarter 1998, the Company enhanced its dealer equipment program with a major vehicle manufacturer and is now recording revenues and related cost of goods sold from this program.

Gross margin
     First nine months of 1998 gross margin of 30.7% was lower than the 31.8% gross margin in 1997. The decrease in the gross margin was a result of the higher gas emissions testing equipment and service-related sales during the first nine months of 1998, which carry lower gross margins.

Selling, General and Administrative ("SG&A")
     First nine months of 1998 SG&A expense was $97.8 million, or 19.3% of revenues, compared to $100.5 million, or 22.0% of revenues, in 1997. The reduction in costs resulted from an increased portion of revenues attributable to service-related sales, which have relatively low SG&A costs, and continuing cost reductions due to initiatives undertaken over the past year.

Goodwill/Intangible Amortization
     First nine months of 1998 expense increased $0.5 million from the first nine months of 1997 due to the June 1998 acquisition of Tecnotest and Valley Forge.

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

Operating Income
     The increase in first nine months of 1998 operating income to $55.1 million from $36.5 million in the first nine months of 1997 was primarily attributable to increased revenues and cost reductions. Additionally, operating income for the first nine months of 1997 was reduced by the $6.5 million special charge related to the Snap-on litigation.

Capital Expenditures
     First nine months of 1998 capital expenditures were $8.5 million compared to first nine months of 1997 capital expenditures of $4.2 million. Capital expenditures for 1998 are expected to total approximately $14 million and to include further expenditures for new information systems.

Identifiable Assets
     First nine months of 1998 identifiable assets increased approximately $58.7 million from year-end 1997. The increase was predominately due to the acquisitions of Tecnotest and Valley Forge, which increased identifiable assets by approximately $75 million. Excluding the effect of the acquisitions, inventory increased approximately $14 million from year-end and accounts receivable decreased approximately $30 million from year-end. The increase in inventory reflects expected fourth quarter demand. The decrease in accounts receivable reflects lower revenues in the third quarter of 1998 compared to the fourth quarter of 1997.

Vehicle Components:

                                    Three months ended     Nine months ended
                                      September 30,          September 30,
                                      1998       1997       1998       1997
                                    --------   --------   --------   --------
                                                  (in millions)
Revenues........................... $   59.4   $  62.7    $  188.2   $  223.7
Gross Profit.......................     12.7      12.5        39.7       42.9
  % of revenues....................     21.4%     19.9%       21.1%      19.2%
Selling, general & administrative..      4.4       3.4        12.7       11.8
  % of revenues....................      7.4%      5.4%        6.7%       5.3%
Goodwill/intangible amortization...      0.2       0.3         0.8        1.0
Minority and equity interests......      0.1       0.1         0.2        0.2
                                    --------   --------   --------   --------
Operating income................... $    8.0   $   8.7    $   26.0   $   29.9
                                    ========   =======    ========   ========

Capital expenditures............... $    3.1   $   3.6    $   13.1   $   11.0
Depreciation and amortization......      3.0       2.9         9.4       10.2

                                    September 30, 1998     December 31, 1997
                                                 (in millions)
Identifiable assets..............       $  162.8               $  147.6

Third Quarter 1998 vs. Third Quarter 1997

Revenues
         Third quarter 1998 revenues were down $3.3 million, or 5.3%, from third quarter 1997 revenues primarily due to less product demand caused by a strike at General Motors Corporation. Partially offsetting this decline in revenues were revenues associated with the August 1998 acquisition of TTK. The General Motors strike ended in late July, and the Company expects its sales to General Motors to resume to pre-strike levels during the fourth quarter.

Gross Profit
     Third quarter 1998 gross margin of 21.4% compares favorably to third quarter 1997 gross margin of 19.9% as favorable product mix shifts and operational improvements are being realized.

Selling, General and Administrative ("SG&A")
     SG&A was $4.4 million, or 7.4% of revenues, in the third quarter of 1998 compared to $3.4 million, or 5.4% of revenues, in 1997. The increase in SG&A as a percentage of revenues reflected higher costs associated with market penetration and business expansion efforts.

Goodwill/Intangible Amortization
     Goodwill and intangible amortization expense in 1998 was lower than 1997 due to the sale of the Sealed Power Division in 1997.

Minority and equity interests
     This represents the 40% minority interest in IBS Filtran's results.

Operating Income
     Third quarter 1998 operating income was $8.0 million compared to $8.7 million in the third quarter of 1997. The decrease was primarily a result of the lower revenues.

First Nine Months of 1998 vs. First Nine Months of 1997

Revenues
     First nine months quarter 1998 revenues were down $35.5 million from the first nine months of 1997 revenues primarily due to the February 7, 1997 divestiture of the Sealed Power division. The first quarter of 1997 includes $23.5 million of revenues from Sealed Power. The remaining decrease from 1997 was due primarily to less product demand caused by a strike at General Motors, which continued through late July, and the elimination of a product at the die-casting operation. The reduction in die-casting revenues will be partially offset over the fourth quarter of 1998 as the Company's new die-casting facility ramps up production.

Gross Profit
     First nine months 1998 gross margin of 21.1% compares favorably to first nine months 1997 gross margin of 19.2% as favorable product mix shifts and operational improvements are being realized. A portion of the increase in gross margin was due to the disposal of Sealed Power, which was a lower margin business.

Selling, General and Administrative ("SG&A")
     SG&A was $12.7 million, or 6.7% of revenues, in the first nine months of 1998 compared to $11.8 million, or 5.3% of revenues, in 1997. The increase in SG&A as a percentage of revenues reflected higher costs associated with market penetration and business expansion efforts. Additionally, the lower revenues associated with the strike at General Motors resulted in SG&A representing an increased percentage of revenues.

Goodwill/Intangible Amortization
     Goodwill and intangible amortization expense was lower in 1998 due to the sale of the Sealed Power division.

Minority and equity interests
     This represents the 40% minority interest in IBS Filtran's results.

Operating Income
     First nine months 1998 operating income was $26.0 million compared to $29.9 million in the first nine months of 1997. The first nine months of 1997 operating income included $2.7 million attributable to the Sealed Power division (which was sold effective February 7, 1997).

Capital Expenditures
     Capital expenditures in the first nine months of 1998 were $13.1 million and $11.0 million in the first nine months of 1997. Capital expenditures for 1998 are expected to total approximately $18 million and will be focused upon certain capacity expansions (including a new die-casting facility), cost reductions and maintenance of the operations.

Identifiable Assets
     Identifiable   assets  increased  $15.2  million  from  year-end  1997  due primarily to the August 1998 acquisition of Toledo Trans-Kit, which accounted for $13.5 million of the increase.


Liquidity and Financial Condition

The Company's liquidity needs arise primarily from capital investment in equipment, funding working capital requirements to support business growth initiatives and to pay interest costs.

Cash Flow

                                         Nine months ended September 30,
                                               1998           1997
                                            ---------       ---------
                                                  (in millions)
         Cash flow from:
           Operating activities......       $    66.5       $   (8.8)
           Investing activities......          (92.0)           202.3
           Financing activities......            23.9         (190.5)
                                            ---------       ---------
            Net Cash Flow............       $    (1.6)      $     3.0
                                            ==========      =========

Operating Activities - The principal element that contributed to the first nine months 1998 cash flow was net income adjusted for depreciation and amortization and deferred income taxes totaling $71.1 million. Offsetting this positive cash flow was a net increase in working capital and other items of $4.6 million.
Changes in working capital include a $28.6 million reduction in accounts receivable due to lower revenues in the third quarter of 1998 compared to the fourth quarter of 1997, a $12.2 million increase in inventory to meet higher fourth quarter revenue expectations, a $14.4 million decrease in prepaid and other assets due to the liquidation of the Echlin investment that was held at year-end ($14.9 million), and a $39.6 million reduction in current liabilities due to incentive compensation and restructuring payments made in the first nine months of 1998. At September 30, 1998, days sales outstanding of accounts receivable were 63 days compared to 64 days at December 31, 1997. Days sales of inventory on hand was 47 days at September 30, 1998 compared to 35 days at December 31, 1997, because of anticipated fourth quarter 1998 demand. The cash outflow from operations for the first nine months of 1997 of $8.8 million was partially due to seasonal buildups of inventories and included the $26.0 million effect of terminating an accounts receivable securitization program during the first quarter of 1997.

Investing Activities - The first nine months of 1998 cash flow from investing activities reflected $21.8 million in capital expenditures and $70.2 million to purchase Tecnotest, Valley Forge, and Toledo Trans-Kit. Capital expenditures for 1998 are expected to total approximately $33 million. Cash flow from investing activities during the first nine months of 1997 included $223.0 million of cash received on the sale of Sealed Power, offset by $5.1 million used for investments in A.R. Brasch, JATEK and IBS Filtran, and $15.6 million used for capital expenditures.

Financing Activities - The first nine months of 1998 cash flow from financing activities consists of net borrowings of $50.3 million (principally to fund the acquisitions of Tecnotest, Valley Forge, and Toledo Trans-Kit), $28.5 million used to purchase 397,500 shares of common stock in the open market, and proceeds from shares sold under the stock option plan. Cash flow from financing activities during the first nine months of 1997 reflects uses comprised of the Company's former quarterly dividend payment, $16.4 million of extinguishment costs paid in the second quarter to repurchase $126.7 million of 11 3/4% Senior Subordinated Notes, $120.2 million to purchase 2.147 million shares of common stock in the Company's "Dutch" auction, $20.3 million to purchase common shares on the open market and a $37.5 million reduction in borrowings, offset by proceeds from shares sold under the stock option plan.

Total Debt

In connection with the merger with GSX on October 6, 1998, the Company replaced its existing $400 million revolving credit facility with a $1.65 billion credit facility consisting of a six year, $600 million Tranche A Loan ("Tranche A Loan"), an eight year, $600 million Tranche B Loan ("Tranche B Loan"), an eighteen month, $200 million Interim Term Loan ("Interim Loan") and an eight year, $250 million Revolving Facility ("Revolving Loan") collectively hereinafter referred to as the "New Credit Facility. On October 6, 1998, $1.4 billion was drawn on the New Credit Facility and was used to finance the cash portion of the merger with GSX and to repay certain indebtedness of the Company and GSX. No amounts were drawn from the Revolving Facility.

The New Credit Facility bears interest at variable rates using a Base Rate or a Eurodollar Rate, plus the applicable margin. The applicable margin for the Tranche B Loan is 2.5% for Base Rate borrowings and 3.5% for Eurodollar Rate borrowings. The Tranche A Loan, Interim Loan and Revolving Loan have variable margins between .5% and 1.75% for Base Rate Loans and 1.5% and 2.75% for Eurodollar Rate borrowings. The Revolving Loan also is subject to annual commitment fees on the unused portion of the facility that vary between .25% and
 .5%. The variable margins and commitment fees are based on certain financial measurements of the Company as defined in the New Credit Facility. Interest and principal is payable quarterly. The Company has effectively fixed the underlying Eurodollar Rate at approximately 4.8% on $800 million of indebtedness through interest rate protection agreements over the next three years. Aggregate principal repayments for the New Credit Facility are $37.3 million in 1999, $268.5 million in 2000, $112.3 million in 2001, $137.3 million in 2002 and
$156.0 million in 2003.

The New Credit Facility is secured by substantially all of the assets of the Company and requires the Company to maintain certain leverage and interest coverage ratios. The New Credit Facility also requires compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, sales of assets, the distribution of dividends, capital expenditures, mergers, acquisitons and dissolutions.

Management believes that the New Credit Facility will be sufficient to meet operating cash needs, including working capital requirements and capital expenditures of the Company (including GSX).

Other Matters

General Signal Corporation Transaction - On October 6, 1998, the Company completed its merger with GSX for a combination of $784.1 million in cash and
18.2 million shares of common stock of the Company. The Company also assumed approximately $358 million of GSX's debt, net of cash acquired. GSX is a leading manufacturer of quality products for the process control, electrical control and industrial technology industries worldwide and had annual 1997 revenues of approximately $2 billion. Funding for the merger was obtained under a new credit agreement providing for financing of up to $1.65 billion in loans.

The transaction will be accounted for as a reverse acquisition as the shareholders of GSX own a majority of the shares of the combined company as of the completion of the transaction. Accordingly, for accounting purposes, the Company will be treated as the acquired company and GSX will be considered to be the acquiring company. The purchase price will be allocated to the assets and liabilities of the Company based on their estimated fair market values at the acquisition date. The Company is currently conducting asset valuation studies of its tangible and intangible assets, including in-process research and development projects, for the purpose of allocating the purchase price to its net assets. Under reverse acquisition accounting, the purchase price of the Company is based on the average fair market value of the Company's common stock near July 19, 1998, the date of the signing of the definitive merger agreement. The cash portion of the purchase price will be accounted for as a dividend by the Company. In addition, the historical financial statements of the Company will be those of GSX subsequent to the transaction. The accompanying financial statements of the Company included herein are those of SPX.

The Company is in the process of developing its plan to integrate the operations of GSX, which may include certain exit and restructuring costs. As a result of this plan, a charge, which may be material but which cannot now be quantified, is expected to be recognized in the period in which such a restructuring occurs.

Leverage - After consummation of the merger with GSX, the Company is more highly leveraged that either the Company or GSX prior to the merger. The New Credit Facility includes substantial debt service obligations, including principal and interest, and restricts the ability of the Company to incur additional indebtedness, sell assets, distribute dividends and engage in mergers or divestitures. The New Credit Facility also requires the Company to maintain certain leverage and interest coverage ratios. The level of the Company's indebtedness could limit the cash flow available for capital expenditures and acquisitions, limit the Company's ability to obtain (or obtain on favorable terms) additional debt financing in the future, limit the Company's flexibility in reacting to competitive and other changes in the industry or general economic conditions, expose the Company to a risk that substantial decreases in net operating cash flows could make it difficult to meet debt service requirements and expose the Company to risks inherent in interest rate fluctuations because the New Credit Facility is at variable rates of interest. The Company has effectively fixed the underlying Eurodollar Rate at approximately 4.8% on $800 million of indebtedness through interest rate protection agreements over the next three years.

Year 2000 Costs - The Company utilizes software and related computer technology essential to its operations and to certain products that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. In 1997, the Company established a plan, utilizing both internal and external resources, to assess the potential impact of the year 2000 problem on its systems and operations and to implement solutions to address this issue. The Company has essentially completed the assessment phase of its year 2000 plan, and is continuing to survey its suppliers and service providers for year 2000 compliance. The Company's target completion date for correction of critical systems is December 31, 1998 and its plan is to conduct testing of corrected systems in 1999. Third party compliance and other factors could adversely affect these goals. The Company does not believe the cost to remediate software and computer technologies for the year 2000 problem will exceed $5.0 million over the next year, which does not include costs to replace certain existing systems. The Company is in the process of implementing a new enterprise resource planning system across its Service Solutions business. The Company estimates that it will spend approximately $10.0 million to acquire and install this new system over the next year. There can be no assurances that the costs of remediation and testing will not be material. Moreover, there can be no assurances that the Company will not experience material unanticipated costs and/or business interruption due to year 2000 problems in its internal systems, its supply chain or from customer product migration issues. Based upon currently available information, the Company believes that the greatest risk associated with the year 2000 problem relates to compliance of third parties including, but not limited to, electrical power and other utilities. A worse case scenario could result in business interruptions, which could have a material effect on the Company's operations. The Company is addressing third party compliance in its year 2000 plan. The Company is developing contingency plans to mitigate the risks associated with the year 2000 problem and expects to complete these plans by March 1999. The statements set forth in the foregoing paragraph are year 2000 readiness disclosures (as defined under the Year 2000 Information and Readiness Act) and shall be treated as such for all purposes permissible under such Act.

Significance of Goodwill - The Company had goodwill of $102.9 million and shareholders' deficit of $22.0 million at September 30, 1998. The Company amortizes its goodwill on a straight-line method over the estimated periods benefited, not to exceed 40 years. In determining the estimated useful life, management considers the nature, competitive position, life cycle position, and historical and expected future operating income of each acquired company, as well as the Company's commitment to support these acquired companies through continued investment in capital expenditures, operational improvements, and research and development. After an acquisition, the Company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible impairment, the Company uses projections to assess whether future operating income on a non-discounted basis (before goodwill amortization) of the unit is likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a write-down of goodwill to recoverable value is appropriate. There can be no assurance that circumstances will not change in the future that will effect the useful life or carrying value of goodwill.

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

In 2000, the Company must adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 will require the Company to record derivatives on the balance sheet as assets or liabilities, measured at fair value, and gains or losses resulting from the changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is evaluating the standard and does not expect it to have a material impact on the financial results or condition of the Company, as the use of derivatives at the Company is not significant.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

               The Company held a special meeting on October 5, 1998 at which shareholders voted to approve the issuance of shares of common stock in the merger of General Signal Corporation with and into SAC Corporation in accordance with the Agreement and Plan of Merger and to approve an amendment to the 1992 Stock Compensation Plan to increase the number of shares of common stock issuable under the 1992 Stock Compensation Plan to 3,000,000 shares.

               The results of the voting in connection with the above items were as follows:

               Voting on:                     For         Against      Abstain
               Issuance of common shares    7,990,169     222,523      39,232
               Amendment to increase
               Common stock issuable
               under 1992 Stock
               Compensation Plan            7,703,334     483,185      64,405

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (2)  None.

          (3)  None.

          (4) Credit Agreement between SPX and Chase Manhattan Bank, as agent for the banks named therein, dated as of October 6, 1998.

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

          (99) None.

     (b)  Reports on Form 8-K

               8-K Dated July 19, 1998, Announcement of Merger Agreement with General Signal Corporation

               8-K Dated August 14, 1998, Announcement that SPX is comfortable with analysts' estimates

               8-K Dated October 5, 1998, Announcement of the approval of the SPX and General Signal merger by the respective shareholders

               8-K Dated October 9, 1998, Announcement of the completion of the SPX and General Signal merger

               8-K/A Dated September 9, 1998, Amending the July 19, 1998 8-K

               8-K/A Dated November 5, 1998, Amending the October 9, 1998 8-K

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SPX CORPORATION
                                  (Registrant)



Date:  November 16, 1998                     By  /s/ John B. Blystone
                                                ---------------------
                                                     John B. Blystone
                                                     Chairman, President and
                                                     Chief Executive Officer


Date:  November 16, 1998                     By  /s/ Patrick J. O'Leary
                                                -----------------------
                                                     Patrick J. O'Leary
                                                     Vice President, Finance,
                                                     Treasurer and Chief
                                                     Financial Officer


Date:  November 16, 1998                     By  /s/ Kenneth C. Dow
                                                -------------------
                                                     Kenneth C. Dow
                                                     Controller and Chief
                                                     Accounting Officer