Form 10-K405
period 1998-12-31
SPX CORP
filed 1999-03-31
CIK 88205

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   Form 10-K

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

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

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

                     $1,514,392,000 AS OF FEBRUARY 28, 1999
                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                   31,093,317 SHARES AS OF FEBRUARY 28, 1999
                            ------------------------

     DOCUMENTS INCORPORATED BY REFERENCE: REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING ON APRIL 28, 1999 IS INCORPORATED BY REFERENCE INTO PART III.

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     SPX Corporation ("SPX" or the "company") is a global provider of industrial products and services, technical products and systems, service solutions and vehicle components. The company was organized in 1911 under the laws of Michigan, and reincorporated in Delaware in 1968. It was known as The Piston Ring Company until 1931, when it changed its name to Sealed Power Corporation. The name was changed again in 1988, when it became SPX Corporation. Today, SPX Corporation is a global company with operations in 19 countries. The worldwide headquarters is located in Muskegon, Michigan.

     1998 was a year of dynamic change for SPX. Significant accomplishments in 1998 follow:

     -Completed the merger ("Merger") of SPX and General Signal Corporation
      ("GSX") on October 6, 1998 (the "Merger Date"). On an aggregate basis, GSX shareholders received 18.236 million shares of SPX common stock and $784.2 in cash in exchange for all outstanding common stock of GSX. As former GSX shareholders owned approximately 60% of the company after the Merger and GSX was approximately twice the size of SPX, the Merger was accounted for as a reverse acquisition. GSX was considered the accounting acquirer and SPX was treated as the acquired company. The transaction was accounted for as a purchase business combination whereby the assets and liabilities of SPX were recorded at their fair market value as of the Merger Date. SPX takes on the financial history of the former GSX. Consequently, the company's 1998 operating results include the twelve months operating results of GSX on a historical cost basis and the three months operating results of the former SPX businesses based on their new fair market values assigned to the respective assets and liabilities. In accordance with reverse acquisition accounting, the historical financial statements of GSX have been adjusted to reflect common share data and earnings per share to SPX equivalent shares based on the 0.4186 share portion of the exchange ratio. The cash portion of the Merger consideration has been accounted for as a dividend to the GSX shareholders.

     -Obtained a new $1,650.0 financing facility, including a $250.0 Revolving
      Loan. Three term loans aggregating $1,400.0 funded various payments due upon the Merger, including the cash portion of the merger consideration and the refinancing of certain debt. See Note 14 to the consolidated financial statements for further discussion.

     -Closed the former GSX corporate offices during the fourth quarter of 1998 and recorded a $69.3 charge primarily for Merger related change of control agreements (including purchase of GSX stock options and restricted shares) with former GSX corporate employees. This charge also included closing costs associated with the corporate facility. See Note 4 to the consolidated financial statements for further discussion.

     -Recorded a $32.4 restructuring charge in the fourth quarter of 1998 for costs to close 18 former GSX facilities and reduce net headcount by approximately 1,000 employees. See Note 4 to the consolidated financial statements for further discussion.

     -Received the Dual-Lite and Signaling businesses from EGS Electrical Group
      LLC ("EGS") on October 6, 1998 in a partial rescission of the original EGS venture formation in the third quarter of 1997. As a result of this transaction, the company's ownership in EGS was reduced from 47.5% to 44.5%. In February of 1999, the company announced an agreement to sell the Dual-Lite business. This sale is anticipated to be completed by the end of the first quarter of 1999 and is subject to completion of due diligence and regulatory approval.

     -Prior to the Merger, SPX completed three acquisitions for an aggregate purchase price of $70.2 and GSX completed an acquisition at a purchase price of $10.9. These acquisitions expanded the company's presence in vehicle technical information services, vehicle diagnostic equipment, transmission repair kits and crystal growing furnaces.

     -Terminated the planned spin-off of Inrange Technologies and the possible disposition of three other units that had been announced by the former GSX management team in 1997.

     -Initiated the SPX Value Improvement Process(TM) at the former GSX businesses. The SPX Value Improvement Process represents an integrated, transferable approach to doing business that consists of six components executed concurrently. These include: implementation of Economic Value Added ("EVA(R)") in its full form; infusion of the SPX leadership standards throughout the organization; completion of the strategic review process to determine which businesses to fix, sell or grow; right size and consolidate; development of growth strategies; and driving the results expected by shareholders.

     Additionally, GSX completed several significant transactions in 1997 and 1996 as follows:

     -Sold General Signal Pump Group ("GSPG") in August 1997 for approximately
      $200.0 and recognized a pretax gain of $63.7, or $17.2 after-tax. Annual 1996 sales of GSPG were approximately $201.0. In January 1996, the company sold Kinney Vacuum Company ("Kinney") for $29.0 and recorded a pretax gain of $20.8, or $12.5 after-tax. Annual 1995 sales of this business were approximately $25.0.

     -Contributed the net assets of General Signal Electrical Group ("GSEG") in
      September 1997 to a venture with Emerson Electric's Appleton Electric operations in exchange for a 47.5% interest in EGS. Annual 1996 sales of GSEG were approximately $294.0. The company accounts for its investment in EGS under the equity method of accounting.

BUSINESS SEGMENTS

     The company is comprised of four business segments: 1. Industrial Products and Services includes operations that design, manufacture and market industrial valves, mixers, power transformers, electric motors, laboratory freezers and ovens, industrial furnaces and coal feeders. Major customers include industrial chemical companies, pulp and paper manufacturers, laboratories and utilities. 2. Technical Products and Systems includes operations that design, manufacture and market uninterruptible power supply equipment, fire detection systems, data networking equipment, broadcast antennas, fare collection systems and crystal growing furnaces. Major customers are computer manufacturers and users, construction contractors, municipalities, TV and radio stations, and semiconductor manufacturers. 3. Service Solutions includes operations that design, manufacture and market a wide range of specialty service tools, equipment and services primarily to the motor vehicle industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities, and independent distributors. 4. Vehicle Components includes operations that design, manufacture and market transmission, steering and suspension components for light and heavy duty vehicle markets, principally in North America and Europe. Major customers are vehicle manufacturers and aftermarket private brand distributors.

     Pro forma revenues (unaudited) of these segments for 1998 and 1997 are as follows. Please refer to Note 3 in the consolidated financial statements for an explanation of the pro forma revenues.

                                                                  1998        1997
                                                                --------    --------
Pro Forma Revenues:
Industrial Products and Services............................    $  819.8    $  855.7
Technical Products and Systems..............................       718.8       681.7
Service Solutions...........................................       611.3       567.8
Vehicle Components..........................................       369.5       395.1
                                                                --------    --------
                                                                $2,519.4    $2,500.3
                                                                ========    ========

INDUSTRIAL PRODUCTS AND SERVICES

     The strategy of the Industrial Products and Services segment is to provide "Productivity Solutions for Industry." Operations in this segment are focused on providing full productivity solutions to customer problems, rather than just products. The growth emphasis is on introducing new related services and products, as well as a focus on the parts and service elements of the business.

     The Industrial Products and Services segment includes operations that design, manufacture and market industrial valves, mixers, power transformers, electric motors, laboratory freezers and ovens, industrial furnaces and coal feeders for industrial chemical companies, pulp and paper manufacturers, laboratories and utilities.

          Industrial Fluid Mixers and Agitators -- The company is a global producer of industrial fluid mixers and agitators, which are sold to the water and wastewater treatment, chemical processing and minerals processing industries under the Lightnin brand name. Approximately 41% of sales are outside the United States. The products are sold through a network of representative offices, a direct sales force, distributors and licensees.

          Industrial Valves -- The company is a leading producer of industrial valves for gases, liquids, slurries and dry solids. These products are sold primarily to water supply and wastewater treatment, pulp and paper manufacturing and chemical processing industries under the DeZurik, PowerRac, Maxum and Permseal brand names. Approximately 25% of sales are outside of North America. These operations include two domestic manufacturing facilities in Minnesota and Tennessee.

          Ultra-Low Temperature Freezers -- The company is a leading manufacturer of ultra-low temperature laboratory freezers for life science research laboratories, specialty refrigerators for clinical laboratories, and CO(2) incubators for industrial research laboratories. These products are sold under the REVCO, Queue, Puffer Hubbard and Harris brand names. The company also produces freezers for dealers under private labels. Approximately 30% of total sales come from outside of North America. The domestic market is serviced through a network of manufacturers' representatives, distributors and a direct sales force.

          Industrial Laboratory Ovens and Heat Treating Equipment -- The company is a manufacturer of industrial ovens, furnaces and environmental chambers. This equipment is used primarily in transportation and electronics equipment manufacturing, component manufacturing and laboratories. Less than 10% of company sales are outside of North America. Products are sold under the Lindberg brand name, through a direct sales force and representatives in North America, Asia and Europe.

          Power Transformers -- The company is a leading producer of medium-powered transformers and substations sold to investor-owned utilities, rural electric cooperatives, municipal utilities and the industrial and commercial sector under the Waukesha Electric brand name.

          Electric Motors -- The company produces universal, blower and permanent magnet fractional horsepower electric motors under the GS Electric brand name. These motors are sold primarily to floorcare appliance, yard and garden appliance, fitness equipment and tub, pool and spa manufacturers. Customers are predominately North American-based.

          Coal Feed Systems -- The company manufactures and sells coal feed systems primarily to electric utilities, paper manufacturers and industrial steam generators, as well as feed systems and flow measurement devices, for water and wastewater treatment. Its products use the Stock Equipment and BIF brand names. Products are sold through a network of domestic sales persons, domestic and international distributors.

          High-Pressure Hydraulic Equipment -- The company is a leading producer and marketer of precision quality high-pressure hydraulic pumps, rams, valves, pullers and other equipment. These products are marketed principally under the Power Team brand name through industrial distributors, an internal sales force and independent agents. The sales and marketing effort is supported by a strong technical support staff, as products must be designed to exacting specifications to meet the multitude of applications for these products. Approximately two-thirds of sales are related to the motor vehicle service industry, while the balance of sales are made in non-transportation markets such as construction, aerospace and industrial maintenance. Sales, marketing and manufacturing operations are located in the United States. Additionally, sales and marketing offices are located in Australia, The Netherlands and Singapore. The company is one of two major producers in this market, which is also supplied by many niche companies.

TECHNICAL PRODUCTS AND SYSTEMS

     The operations in the Technical Products and Systems segment are focused on solving customer problems with complete technology-based systems. The emphasis is on growth through investment in new technology, new product introduction, and alliances and acquisitions.

     The Technical Products and Systems segment includes operations that design, manufacture and market uninterruptible power supply equipment, fire detection systems, data networking equipment, broadcast antennas, automatic fare collection systems and crystal growing furnaces. Major customers are computer manufacturers and users, construction contractors, municipalities, TV and radio stations and semiconductor manufacturers.

          Uninterruptible Power Supply ("UPS") Equipment -- The company provides solutions for clean continuous power by supplying uninterruptible power systems to users of midrange electronic and electrical systems under the Best Power brand name. The company holds the second largest share of the North American market and competes globally through its sales/distribution/services operations in North America, Australia, Singapore and Europe.

          Data Networking Equipment -- The company produces wide-area network switching systems, host networking products, fiber management systems, and telecommunications performance measurement systems and sells these products under the brand names Telenex, Tautron and Data Switch. The company uses a direct sales force and independent distributors in over 50 countries worldwide. Principal customers include financial services, business services, transportation companies, regional Bell operating companies, long-distance carriers and international telephone companies.

          Fire Detection Systems -- The company produces fire detection products, systems and services for commercial, industrial and institutional facilities under the EST brand name. This business is one of the leading manufacturers in the $2.0 billion domestic fire detection, service and monitoring market and a growth producer in the $14.8 billion domestic security market. Sales to non-North American customers represent approximately 18% of sales. These sales are generated through a network of domestic and international distributors and Original Equipment Manufacturers ("OEMs").

          Broadcast Antennas -- The company produces radio frequency transmission equipment and broadcast antenna systems for television and FM broadcasters and cable pressurization equipment for telecommunications providers under the Dielectric brand name. Approximately 9% of sales are to non-North American customers. The company currently has a leading share of the antenna systems required for digital TV ("DTV") and is positioned to capitalize on the imminent industry conversion to the DTV format.

          Automatic Fare Collection Systems -- The company produces automatic fare collection, passenger processing, and information systems, including electronic fareboxes and faregates, magnetic ticket processing systems, high-security vending equipment, stamp vending equipment and audio products. These products are marketed to the bus and rail transportation industry and to the U.S. Postal Service under the brand name GFI Genfare. Sales are principally in North America using both a direct sales force and independent sales representatives.

          Crystal Growing Furnaces -- The company produces specialized crystal growing furnaces for the semiconductor wafer manufacturing industry under the Kayex brand name and has one of the leading positions in the non-captive supplier market.

SERVICE SOLUTIONS

     The Service Solutions segment includes operations that design, manufacture and market a wide range of specialty service tools, equipment and services primarily to the worldwide motor vehicle industry. The company has numerous competitors that specialize in certain lines of its products and services. The company believes it is the world leader in offering specialty service tools for motor vehicle manufacturers' dealership networks. The company is a major producer of electronic engine diagnostic equipment and emissions testing equipment in North America and Europe. The key competitive factors influencing the sale of specialty service tools are design expertise, timeliness of delivery, quality, service and price. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle design and the number of dealerships and are not directly dependent on the volume of vehicles that are produced by the motor vehicle manufacturers. Design of specialty service tools is critical to their functionality and generally requires close coordination with either the motor vehicle manufacturer or with the ultimate users of the tools or instruments. These products are marketed as solutions to service problems and as aids to performance improvements. After the design is completed, the company manufactures, assembles or outsources these products. The company also markets a broad line of equipment of other manufacturers through dealer equipment programs coordinated with certain motor vehicle manufacturers and aftermarket service organizations.

     This operation provides customers with essential program and general specialty service tools, dealer equipment, owners manuals, service manuals, training materials and other services. Customers include automotive, heavy duty, agricultural and construction vehicle dealerships of motor vehicle manufacturers. These products and services are sold or provided using the brands and trade names of Kent-Moore, OTC, VL Churchill, Lowener OTC Tool, Dieseltune, Miller Special Tools, Jurubatech, Brasch Tech Data, Dealer Equipment and Services and, in some cases, the motor vehicle manufacturer's identity. Essential program and general specialty service tools include specialty hand-held mechanical tools and specialty hand-held electronic diagnostic instruments and related software. These products are based on customer needs, primarily to perform warranty and other service work at franchised dealers. The division's technical product development and sales staff works closely with the original equipment manufacturers to design tools to meet the exacting needs of specialty repair work. Products are sold to franchised dealers under both essential and general programs. Essential programs are those in which the motor vehicle manufacturer requires its dealers to purchase and maintain the tools for warranty and service work.

     This operation also provides the motor vehicle service aftermarket with a wide range of specialty service tools. These products are marketed under the name brands of Allen Testproducts, Bear, OTC, Robinair, Wheelforce and VL Churchill. Certain of the products are marketed to dealers of motor vehicle manufacturers. The division also markets a portion of its products to the appliance, refrigeration and non-vehicular service repair market. Products include specialized mechanical and electronic service tools, electronic diagnostic equipment, refrigeration vacuum pumps, refrigerant recharging equipment and leak detection equipment, refrigerant and engine coolant recovery and recycling equipment, vehicle emissions testing equipment and shop equipment. The operation distributes its products through warehouse distributors and jobbers, a direct sales force, OEM distribution and independent distributorships (primarily in foreign countries.) In-house sales and technical staffs support these various types of distribution. In North America, the operation is supported by a network of distribution and service centers.

     The operation also administers many dealer equipment programs in North America. Under the motor vehicle manufacturer's identity, the division supplies service equipment and support material to dealerships, develops and distributes equipment catalogues and helps dealerships assess and meet their service equipment needs.

VEHICLE COMPONENTS

     The company has a range of products for both original equipment manufacturers and aftermarket customers. The Vehicle Components segment has achieved various OEM customer quality recognition and awards and includes four operations that design, manufacture and market component parts for light and heavy duty vehicle markets. The component parts for the light and heavy duty vehicle markets are comprised of two primary sectors: (i) the OEM sector and
(ii) the vehicle maintenance and repair sector (the replacement market or aftermarket). The U.S. -- Canadian -- European OEM sector is composed primarily of four classes of customers: (a) U.S. manufacturers; (b) foreign companies producing vehicles in North America and Europe; (c) European vehicle manufacturers, sometimes sourcing the company's products through assemblies; and
(d) vehicle manufacturers producing vehicles outside the U.S., Canada and Europe. Aftermarket customers include the service organizations of OEMs, automotive parts manufacturers and distributors and private brand distributors.

     In its main product areas, the company has a small number of principal competitors (including the OEMs in certain product categories), some of which are larger in size and have greater financial resources than the company. Competitive factors influencing sales include quality, technology, service and price.

          Solenoid Valves -- The company produces solenoid valves and related assemblies for major vehicle and transmission manufacturers around the world. The company's proprietary solenoid valve products interface between the electronic signals of a vehicle's on-board computer and the vehicle's hydraulic systems. The company uses this technology to design and manufacture solenoid valves for electronically controlled automatic transmissions. Products are sold almost exclusively to automotive OEMs through marketing and sales personnel who are assisted by an outside sales organization. The market is driven primarily by major OEM model and assembly programs.

          Precision Die-castings -- The company produces precision aluminum and magnesium die-cast parts for automotive steering systems, and other assorted automotive/light truck uses. Primary products in this area include steering column parts, rack-and-pinion components and other castings such as components for fuel systems, clutches and transmissions. Products are sold almost exclusively to automotive OEMs through marketing and sales personnel who are assisted by an outside sales organization. The market is driven primarily by major OEM model and assembly programs.

          Filtration Products -- The company is a leading producer of automatic transmission filters, transmission kits and other filter products and has a leading position in the U.S. and Canadian OEM market and aftermarket. A typical transmission filter product consists of a composite plastic/metal or all metal housing which contains a highly specialized non-woven felt, polymesh, or metal screen filter element designed to capture foreign particles. The company sells filters directly to the worldwide OEM market and aftermarket. Sales to the aftermarket include the OEM parts and service organizations as well as private brand manufacturers and assorted transmission rebuilders and repackagers. The company also participates in the worldwide OEM market. In Europe, the company's 60% owned joint venture, IBS Filtran, manufactures and distributes filters to OEM customers. In the Pacific Rim, the division exports filters to OEM manufacturers in Japan, Korea and Australia.

          Cold-Forged Components -- The company is a manufacturer of cold-forged solid and tubular metal components and assemblies for the vehicle market. Products include cold-forged vehicle steering and suspension parts and cold-forged cranks for bicycles. The products are marketed principally to the OEM market through a direct sales force.

EGS ELECTRICAL GROUP LLC

     The company owns 44.5% of EGS, a company which produces electrical fittings, hazardous location lighting, emergency lighting, power conditioning products and signaling products.

INTERNATIONAL OPERATIONS

     The company has wholly owned operations located in Australia, Austria, Brazil, Canada, China, France, Germany, India, Ireland, Italy, Japan, Mexico, The Netherlands, Singapore, Spain, Switzerland, Taiwan and the United Kingdom. The company has an 80% interest in JATEK, a Japanese company that sells various products into the Asian market, including many of the company's specialty service tool products, and a 60% interest in IBS Filtran, a German company that manufacturers and distributes automotive transmission filters to the European market.

     The company's international operations are subject to the risk of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments and other risks attendant to the countries in which they are located.

     The company's total export sales, to both affiliated and unaffiliated customers, from the United States, were as follows:

                                                             1998      1997      1996
                                                            ------    ------    ------
                                                                  (IN MILLIONS)
  Export sales:
     To unaffiliated customers............................  $181.9    $176.8    $215.2
     To affiliated customers..............................    77.0      63.5      91.8
                                                            ------    ------    ------
          Total...........................................  $258.9    $240.3    $307.0

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

     The company spent approximately $73.4 million on research activities relating to the development and improvement of its products in 1998, $45.7 million in 1997 and $47.5 million in 1996.

PATENTS/TRADEMARKS

     The company owns numerous domestic and foreign patents covering a variety of its products and manufacturing methods and owns a number of registered trademarks. Although in the aggregate its patents and trademarks are of considerable importance in the operation of its businesses, the company does not consider any single patent or trademark to be of such material importance that its absence would adversely affect the company's ability to conduct its businesses as presently constituted. The company is both a licensor and licensee of patents. See Note 16 to the consolidated financial statements for further discussion.

RAW MATERIALS

     The company manufactures many of the components used in its products. It also purchases a variety of basic materials and component parts. The company believes that it will generally be able to obtain adequate supplies of major items or reasonable substitutes at reasonable costs.

COMPETITION

     Although the businesses of the company are highly competitive, the competitive position cannot be determined accurately in the aggregate or by segment since none of its competitors offer all of the same product lines or serve all of the same markets, nor are reliable comparative figures available for many of its competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovation. These methods vary with the type of product sold. The company believes that it can compete effectively on the basis of each of these factors as they apply to the various products offered.

ENVIRONMENTAL MATTERS

     Note 16, Commitments and Contingent Liabilities, to the Consolidated Financial Statements is hereby incorporated by reference.

EMPLOYMENT

     At December 31, 1998, the company had approximately 14,000 employees. Approximately 1,500 employees are represented by 13 different collective bargaining units. Approximately 39% of the labor force that is covered by collective bargaining agreements have agreements that expire within one year. The company has generally experienced satisfactory labor relations at its various locations.

OTHER MATTERS

     No customer or group of customers under common control accounted for more than 10% of consolidated sales.

     No single line of business or product line accounted for more than 10% of consolidated sales.

     All of the company's businesses are required to maintain sufficient levels of working capital to support customer requirements, particularly inventory. Sales terms and payment terms are in line with the practices of the industries in which they compete, none of which are unusual.

     The majority of the company's businesses tend to be nonseasonal and closely follow changes in the industrial and motor vehicle markets, and in general economic conditions.

ITEM 2. PROPERTIES

     The following is a list of the company's principal properties, classified by segment:

                                                                         APPROXIMATE
                                                                           SQUARE            PERCENT
                                                            NO. OF         FOOTAGE       ---------------
                                        LOCATION          FACILITIES    (IN MILLIONS)    OWNED    LEASED
                                   -------------------    ----------    -------------    -----    ------
Industrial Products and            11 states and              35             3.2          83%      17%
  Services.....................    8 foreign countries
Technical Products and             9 states and               20             1.8          76%      24%
  Systems......................    8 foreign countries
Service Solutions..............    5 states and               28             0.3          45%      55%
                                   9 foreign countries
Vehicle Components.............    7 states and               15             1.1          89%      11%
                                   1 foreign country
                                                              --             ---          ---      ---
Total..........................                               98             6.4          80%      20%
                                                              ==             ===          ===      ===

     In addition to manufacturing plants, the company, as a lessee, occupies executive offices in Muskegon, Michigan and various sales and service locations throughout the world. All of these properties, as well as the related machinery and equipment, are considered to be well maintained, suitable and adequate for their intended purposes. Virtually all of these assets are collateral in the company's debt agreements. See Note 14 to the consolidated financial statements for further discussion. Various facilities included above, including the Former GSX corporate headquarters, have been or will be affected (sold, sublet, vacated or closed) pursuant to the restructuring initiatives which the company began in late 1998.

ITEM 3. LEGAL PROCEEDINGS

     Note 16, Commitments and Contingent Liabilities, to the Consolidated Financial Statements is hereby incorporated by reference.

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

                                                                                     EXECUTIVE
                                                                                      OFFICER
NAME AND AGE                                          OFFICE                           SINCE
------------                                          ------                         ---------
John B. Blystone (45).........  Chairman, President and Chief Executive Officer        1995(1)
Christopher J. Kearney (43)...  Vice President, Secretary and General Counsel          1997(2)
Drew T. Ladau (39)............  Vice President, Business Development                   1998(3)
Stephen A. Lison (58).........  Vice President, Human Resources                        1989
Patrick J. O'Leary (41).......  Vice President, Finance, Treasurer and Chief           1996(4)
                                Financial Officer
Thomas J. Riordan (42)........  President, Service Solutions                           1997(5)

---------------

See page 65 for a complete list of all executive compensation plans and arrangements.

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

(4) Effective September 1996, Mr. O'Leary was appointed Vice President, Finance, Treasurer, and Chief Financial Officer. From 1994 through September 1996, he served as Chief Financial Officer and director at Carlisle Plastics, Inc. From 1982 through 1994, he served in various managerial capacities at Deloitte & Touche LLP, becoming a Partner in 1988.

(5) Effective October 1997, Mr. Riordan was appointed President, Service Solutions Business. From February 1996 through September 1997, he served as President OE Tool & Equipment division of the company. From September 1994 through January 1996, he served as President of Consolidated Sawmill Machinery International, Inc. From 1991 through 1994, he was Vice President of Manufacturing at IVEX Corporation.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The company's common stock is traded on the New York Stock and Pacific Stock Exchanges under the symbol "SPW."

     Set forth below are the high and low sales prices for SPX common stock as reported on the New York Stock Exchange composite transaction reporting system and dividends paid per share for each quarterly period during the past two years:

                                                                                     DIVIDENDS
                                                      HIGH               LOW         PER SHARE
                                                 ---------------    -------------    ---------
1998
  4th Quarter..................................  $67  3/8           $36 1/16           $.00
  3rd Quarter..................................   66  3/4            38 5/8             .00
  2nd Quarter..................................   77  15/16          63 5/8             .00
  1st Quarter..................................   79  1/4            65 3/16            .00

1997
  4th Quarter..................................   70  3/8            58 7/16            .00
  3rd Quarter..................................   65  3/4            49                 .00
  2nd Quarter..................................   70  5/8            41 7/8             .00
  1st Quarter..................................   49  3/4            37 3/8             .10

     Set forth below are the high and low sales prices or GSX common stock as reported on the New York Stock Exchange composite transaction reporting system and dividends declared per share for each quarterly period ended before the Merger during the past two years and the SPX equivalent amounts based on the
0.4186 exchange ratio used in the Merger:

                                                                                             EQUIVALENT
                                                                            ---------------------------------------------
                                                               DIVIDENDS                                        DIVIDENDS
                               HIGH               LOW          PER SHARE         HIGH               LOW         PER SHARE
                          ---------------    --------------    ---------    ---------------    -------------    ---------
1998
  3rd Quarter...........  $42  13/16         $35 9/16            $.00       $102 1/4           $84 15/16          $.00
  2nd Quarter...........   46  15/16          35 13/16            .27        112 1/8            85 1/2             .65
  1st Quarter...........   47  1/4            37 9/16             .27        112 7/8            89 11/16           .65

1997
  4th Quarter...........   44  7/8            36 5/8              .27        107 3/16           87 1/2             .65
  3rd Quarter...........   53                 37 3/16             .25        126 9/16           88 13/16           .61
  2nd Quarter...........   46  3/4            36 1/8              .25        111 11/16          86 1/4             .61
  1st Quarter...........   46  3/4            38 1/2              .25        111 11/16          91 15/16           .61

     During the second quarter of 1997, SPX eliminated quarterly cash dividends and stated that future distributions to shareholders would be in the form of open market purchases of common stock when deemed appropriate by management. GSX discontinued paying dividends as of the Merger announcement in July 1998.

     The approximate number of shareholders of record of the company's common stock as of December 31, 1998 was 9,000.

     The company is subject to a number of restrictive covenants under various debt agreements. Please see Note 14 to the consolidated financial statements for further discussion.

ITEM 6. SELECTED FINANCIAL DATA

                                            AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------
                                   1998          1997          1996          1995          1994
                                 --------      --------      --------      --------      --------
                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.......................  $1,825.4(1)   $1,954.6(6)   $2,065.0      $1,863.2(11)  $1,527.7(13)
Operating income (loss)........     (39.5)(2)     181.5(7)      223.1(9)      180.7(12)     125.9(14)
Other (expense) income, net....      (0.5)         72.7(8)       20.8(10)        --          46.2(15)
Equity in earnings of EGS......      40.2(3)       11.8(3)         --            --            --
Interest expense, net..........     (45.1)(4)     (13.2)        (21.5)        (24.3)        (11.8)
                                 --------      --------      --------      --------      --------
Income (loss) before income
  taxes........................     (44.9)        252.8         222.4         156.4         160.3
Income taxes...................      (3.2)        121.8          89.0          56.3          56.2
                                 --------      --------      --------      --------      --------
Income (loss) from continuing
  operations...................  $  (41.7)     $  131.0      $  133.4      $  100.1      $  104.1
                                 --------      --------      --------      --------      --------
Diluted income (loss) per share
  from continuing operations...  $  (1.94)     $   6.22      $   6.25      $   4.80      $   5.16
Weighted average number of
  common shares outstanding....      21.5          21.1          21.9          21.7          21.0
Dividends paid(5)..............     820.7          51.7          47.6          45.6          42.5
Other Financial Data:
  Total assets.................  $2,968.3      $1,388.0      $1,551.0      $1,613.2      $1,357.9
  Total debt...................   1,515.6         216.4         206.9         437.6         271.3
  Shareholders' equity.........     390.5         629.7         743.8         578.1         547.9
  Capital expenditures.........      69.2          56.5          59.3          49.0          74.8
  Depreciation and
     amortization..............      69.4          65.3          69.2          62.8          48.4

---------------

(1) On October 6, 1998, the company completed the Merger of SPX and GSX which was accounted for as a reverse acquisition of SPX by GSX. See Note 2 to the consolidated financial statements for further discussion.

(2) In the fourth quarter of 1998, the company recorded special charges of $101.7, which included $69.3 of costs associated with closing the former GSX corporate office and $32.4 of restructuring costs related to GSX operations. See Note 4 to the consolidated financial statements for further discussion. Additionally, recorded $102.7 of other one-time charges related to the Merger and the restructuring.

(3) These amounts represent the company's share of the earnings of EGS, formed during the third quarter of 1997. See Note 10 to the consolidated financial statements for further discussion.

(4) The increase in interest expense in 1998 relates to the Merger. See Notes 2 and 14 to the consolidated financial statements for further discussion.

(5)  Includes the special dividend of $784.2 related to the Merger for 1998.

(6) During the third quarter of 1997, the company sold GSPG and contributed substantially all of the assets of GSEG to EGS. See Note 5 and 10 to the consolidated financial statements for further discussion.

(7) Includes $27.9 of charges for asset valuations, restructuring charges, lease termination costs and other matters, offset by a $10.0 gain on the settlement of patent litigation and sale of related patents.

(8) Represents the $63.7 gain on the sale of GSPG (see (6) above) and a $9.0 gain on the sale of an equity interest in a Mexican company.

(9) Includes a net charge of $13.7 for asset write-downs, lease termination costs, severance, warranty repairs, environmental matters, insurance recovery of destroyed assets, and a royalty settlement.

(10) Represents the gain on the sale of Kinney during 1996. See Note 5 to the consolidated financial statements for further discussion.

(11) During 1995, the company acquired Best Power Technology, Inc. and Waukesha Electric Inc. for $280.2, which were recorded under the purchase method of accounting. Also, the company exchanged

     1.8 million share of common stock to acquire Data Switch Corporation in a pooling of interests. Combined annual 1994 sales of these businesses were approximately $336.0.

(12) Includes a $20.1 charge for severance, transaction costs and other costs related to the acquisitions of Best Power Technology and Data Switch Corporation.

(13) Starting in 1994, the company treated Leeds & Northup Company and Dynapower/Stratopower as discontinued operations. Substantially all related assets were sold by the end of 1996.

(14) Includes $41.0 for the consolidation of operations, asset valuations, environmental and other.

(15) Represents net break-up proceeds under a terminated merger agreement with Reliance Electric Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)

     The following should be read in conjunction with the company's consolidated financial statements and the related notes.

  Significant Events and Initiatives

     1998 was a year of dynamic change for SPX Corporation ("SPX" or the "company"). Significant accomplishments in 1998 follow:

     - Completed the merger ("Merger") of SPX and General Signal Corporation ("GSX") on October 6, 1998 (the "Merger Date"). On an aggregate basis, GSX shareholders received 18.236 million shares of SPX common stock and $784.2 in cash in exchange for all outstanding common stock of GSX. As former GSX shareholders owned approximately 60% of the company after the Merger and GSX was approximately twice the size of SPX, the Merger was accounted for as a reverse acquisition. GSX was considered the accounting acquirer and SPX was treated as the acquired company. The transaction was accounted for as a purchase business combination whereby the assets and liabilities of SPX were recorded at their fair market value as of the Merger Date. SPX takes on the financial history of the former GSX. Consequently, the company's 1998 operating results include the twelve months operating results of GSX on a historical cost basis and the three months operating results of the former SPX businesses based on their new fair market values assigned to the respective assets and liabilities. In accordance with reverse acquisition accounting, the historical financial statements of GSX have been adjusted to reflect common share data and earnings per share to SPX equivalent shares based on the 0.4186 share portion of the exchange ratio. The cash portion of the Merger consideration has been accounted for as a dividend to the GSX shareholders.

     - Obtained a new $1,650.0 financing facility, including a $250.0 Revolving Loan. Three term loans aggregating $1,400.0 funded various payments due upon the Merger, including the cash portion of the merger consideration and the refinancing of certain debt. See Note 14 to the consolidated financial statements for further discussion.

     - Closed the former GSX corporate offices during the fourth quarter of 1998 and recorded a $69.3 charge primarily for Merger related change of control agreements (including purchase of GSX stock options and restricted shares) with former GSX corporate employees. This charge also included closing costs associated with the corporate facility. See Note 4 to the consolidated financial statements for further discussion.

     - Recorded a $32.4 restructuring charge in the fourth quarter of 1998 for costs to close 18 former GSX facilities and reduce net headcount by approximately 1,000 employees. See Note 4 to the consolidated financial statements for further discussion.

     - Received the Dual-Lite and Signaling businesses from EGS Electrical Group LLC ("EGS") on October 6, 1998 in a partial rescission of the original EGS venture formation in the third quarter of 1997. As a result of this transaction, the company's ownership in EGS was reduced from 47.5% to 44.5%. In February of 1999, the company announced an agreement to sell the Dual-Lite business. This sale is anticipated to be completed by the end of the first quarter of 1999 and is subject to completion of due diligence and regulatory approval.

     - Prior to the Merger, SPX completed three acquisitions for an aggregate purchase price of $70.2 and GSX completed an acquisition at a purchase price of $10.9. These acquisitions expanded the company's presence in vehicle technical information services, vehicle diagnostic equipment, transmission repair kits and crystal growing furnaces.

     - Terminated the planned spin-off of Inrange Technologies and the possible disposition of three other units that had been announced by the former GSX management team in 1997.

     - Initiated the SPX Value Improvement Process(TM) at the former GSX businesses. The SPX Value Improvement Process represents an integrated, transferable approach to doing business that consists of six components executed concurrently. These include: implementation of Economic Value Added ("EVA(R)") in its full form; infusion of the SPX leadership standards throughout the organization; completion of the strategic review process to determine which businesses to fix, sell or grow; right size and consolidate; development of growth strategies; and driving the results expected by shareholders.

     Additionally, GSX completed several significant transactions in 1997 and 1996 as follows:

     - Sold General Signal Pump Group ("GSPG") in August 1997 for approximately $200.0 and recognized a pretax gain of $63.7, or $17.2 after-tax. Annual 1996 sales of GSPG were approximately $201.0. In January 1996, the company sold Kinney Vacuum Company ("Kinney") for $29.0 and recorded a pretax gain of $20.8, or $12.5 after-tax. Annual 1995 sales of this business were approximately $25.0.

     - Contributed the net assets of General Signal Electrical Group ("GSEG") in September 1997 to a venture with Emerson Electric's Appleton Electric operations in exchange for a 47.5% interest in EGS. Annual 1996 sales of GSEG were approximately $294.0. The company accounts for its investment in EGS under the equity method of accounting.

RESULTS OF OPERATIONS -- COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

CONSOLIDATED

                                                         1998        1997        1996
                                                       --------    --------    --------
Revenues.............................................  $1,825.4    $1,954.6    $2,065.0
Gross margin.........................................     553.5       641.0       695.3
% of revenues........................................      30.3%       32.8%       33.7%
Selling, general and administrative expense..........     471.8       444.9       455.6
% of revenues........................................      25.8%       22.8%       22.1%
Goodwill/intangible amortization.....................      19.5        14.6        16.6
Special charge.......................................     101.7          --          --
                                                       --------    --------    --------
Operating income (loss)..............................     (39.5)      181.5       223.1
Other (expense) income, net..........................      (0.5)       72.7        20.8
Equity in earnings of EGS............................      40.2        11.8          --
Interest expense, net................................     (45.1)      (13.2)      (21.5)
                                                       --------    --------    --------
Income (loss) before income taxes....................     (44.9)      252.8       222.4
Income taxes.........................................      (3.2)      121.8        89.0
                                                       --------    --------    --------
Income (loss) from continuing operations.............  $  (41.7)   $  131.0    $  133.4
                                                       ========    ========    ========
Capital expenditures.................................  $   69.2    $   56.5    $   59.3
Depreciation and amortization........................      69.4        65.3        69.2
Total assets.........................................   2,968.3     1,388.0     1,551.0

     Revenues -- 1998 revenues decreased $129.2, or 6.6%, from 1997, primarily due to the disposition of GSPG and the contribution of GSEG to EGS in the third quarter of 1997. 1997 revenues included $353.1 for these two units. Mitigating this loss of revenues was the Merger at the beginning of the fourth quarter of 1998 that added $237.2 of revenues in 1998. Adjusted for these transactions, revenues decreased approximately 1%. 1997 revenues decreased 5.3% from 1996 primarily due to the disposition of GSPG and the contribution of GSEG to EGS. Adjusted for these transactions, revenues increased approximately 2%. 1999 revenues are expected to increase to approximately $2.6 billion with the inclusion of SPX operations for a full year and are anticipated to show modest growth on an aggregate basis compared to pro forma 1998 revenues.

     Gross margin -- In 1998, gross margin decreased to 30.3% from 32.8% in 1997. The 1998 gross margin decrease was primarily due to $36.5 of environmental charges related to the Merger and restructuring actions and $23.9 of other Merger and restructuring related expenses recorded at certain divisions. 1997 gross margin decreased from 1996 due to a shift in revenues to lower margin products in certain businesses.

     Selling, general and administrative expense ("SG&A") -- SG&A in 1998 increased to $471.8, or 25.8% of revenues. The $471.8 included $5.8 of various integration costs for combining SPX and GSX, a $9.0 in-process technology charge from the valuation of SPX for purchase accounting, $19.5 to write down goodwill of a business held for sale to net realizable value, and $8.0 of other Merger and restructuring related expenses recorded at certain divisions. Excluding the impact of these one-time charges, 1998 SG&A as a percentage of revenues was comparable to the percentages in 1997 and 1996.

     Goodwill/intangible amortization -- Amortization in 1998 increased approximately $7.3 as a result of the Merger. Otherwise, 1998 and 1997 amortization was lower than the prior year due to the disposition of GSPG and the contribution of GSEG to EGS in late 1997.

     Special charges -- The company recorded special charges of $101.7 in 1998, which included $69.3 of costs associated with closing the former GSX corporate office and $32.4 of restructuring costs related to the Merger and integration of the GSX operations. See Note 4 to the consolidated financial statements for further discussion.

     Other expense (income), net -- 1997 includes a $63.7 gain on the sale of GSPG and $9.0 gain on the sale of an equity interest in a Mexican company. In 1996, the company recorded a $20.8 gain on the sale of Kinney.

     Interest expense, net -- Increased significantly in 1998 over 1997 due to increased debt incurred on the Merger Date as a result of the merger of SPX and GSX. Interest expense in 1997 decreased significantly from 1996 due to lower average debt levels.

     Income taxes -- The company's effective tax rate from continuing operations was (7.1)%, 48.2%, and 40.0% in 1998, 1997 and 1996, respectively. The difference between these rates and the statutory rate is primarily due to non-deductible goodwill amortization and other non-deductible expenses related to business divestitures. The company anticipates that its effective income tax rate for 1999 will be approximately 40.5%.

     Capital expenditures -- Capital expenditures in 1998 were higher than 1997 and 1996 primarily due to the Merger. A significant portion of the expenditures were for new business information systems. In 1999, the company anticipates capital expenditures will be approximately $100.0.

     Total assets -- Total assets increased in 1998 as a result of the Merger. Approximately $1,500 of total assets were acquired in the Merger. Total assets in 1997 decreased from 1996 due to the disposition of GSPG and the contribution of GSEG to EGS.

SEGMENT REVIEW

                                                           1998       1997       1996
                                                         --------   --------   --------
Revenues:
  Industrial Products and Services.....................  $  768.3   $1,143.2   $1,261.1
  Technical Products and Systems.......................     718.8      681.7      681.1
  Service Solutions....................................     157.0         --         --
  Vehicle Components...................................     181.3      129.7      122.8
                                                         --------   --------   --------
          Total........................................  $1,825.4   $1,954.6   $2,065.0
                                                         ========   ========   ========
Operating income (loss):
  Industrial Products and Services.....................  $   80.3   $  147.7   $  156.4
  Technical Products and Systems.......................      24.0       40.9       74.3
  Service Solutions....................................      12.8         --         --
  Vehicle Components...................................      25.6       28.3       26.3
  General corporate expenses...........................    (182.2)     (35.4)     (33.9)
                                                         --------   --------   --------
          Total........................................  $  (39.5)  $  181.5   $  223.1
                                                         ========   ========   ========

INDUSTRIAL PRODUCTS AND SERVICES

     Revenues for 1998 decreased $374.9 from 1997 which included the revenues of GSPG and GSEG. Revenues of these units were $353.1 in 1997. Revenues for 1998 included $15.3 from the Merger. Excluding these transactions, revenues decreased $37.1 in 1998 reflecting overall weakness in sales of industrial mixers, motors and ovens. The decrease in 1997 revenues from 1996 reflects GSPG and GSEG sales of $353.1 in 1997 compared to $494.4 in 1996.

     The company expects 1999 revenues to be relatively stable with modest growth over 1998.

     Operating Income in 1998 was significantly impacted by the divestiture of GSPG and GSEG, $16.3 of restructuring charges and $10.5 of other Merger and restructuring related costs included in cost of sales and SG&A. Operating income in 1997 decreased from 1996 principally due to the divestiture of GSPG and GSEG and unusual charges of $1.9 related primarily to asset write downs and lease termination costs. 1996 was impacted by unusual charges of $11.9 related to asset write downs, lease termination costs, warranty and other costs offset by insurance proceeds related to equipment destroyed in a fire. Operating income in 1999 is expected to improve over 1998 due to higher revenues, lower one-time costs and savings associated with the restructuring initiatives.

TECHNICAL PRODUCTS AND SYSTEMS

     Revenues for 1998 were up $37.1, or 5.4%, over 1997. This increase was due to higher revenues in data networking equipment, broadcast antenna systems, and fire detection products, offset by lower sales of uninterruptible power systems and crystal growing furnaces. Revenues for 1997 and 1996 were flat reflecting the continuing softness in sales of uninterruptible power supply equipment and crystal growing furnaces.

     The company expects 1999 revenues to modestly increase due to continuing demand for broadcast antenna systems and fire detection products and recovery in demand for uninterruptible power supply equipment and crystal growing furnaces.

     Operating Income in 1998 of $24.0 was impacted by $14.5 of restructuring charges and $18.8 of other Merger and restructuring related costs included in cost of sales and SG&A. Operating income in 1997 was negatively impacted by $20.0 of expenses for asset valuations, lease termination costs and other matters. Operating income in 1996 was impacted by unusual charges of $1.8 related to asset write downs offset by royalty income.

     Operating income in 1999 is expected to improve over 1998 due to higher revenues, lower one-time costs and savings associated with the restructuring initiatives.

SERVICE SOLUTIONS

     Revenues for 1998 reflect the results of SPX's Service Solution segment since the Merger Date. Revenues were comparable to pro forma revenue for the same period in 1997.

     1998 pro forma revenues were approximately $610.0. 1999 revenues are anticipated to grow 5% to 10% over 1998 pro forma. This increase reflects continuing strength in the segment's product lines and acquisitions completed in mid-1998.

     Operating Income in 1998 of $12.8 included approximately $3.7 in incremental goodwill and intangible amortization resulting from the purchase accounting for SPX.

     Operating income in 1999 for this segment is expected to improve over 1998, due to the inclusion of the SPX businesses for a full year in 1999.

VEHICLE COMPONENTS

     Revenues for 1998 were up principally from the addition of the SPX Vehicle Components businesses that, subsequent to the Merger, added $64.9 of revenues. Excluding the impact of the Merger, 1998 revenues were down $13.3 from 1997 principally reflecting the mid-year strike at General Motors.

     1999 revenues will include the SPX businesses for a full year and accordingly, should increase significantly over 1998. Additionally, the company has been awarded new contracts with an original equipment manufacturer that will begin in late 1999 and ramp up in 2000.

     Operating Income in 1998 of $25.6 included the impact of the Merger of offset by the impact of the General Motors strike, $1.6 of restructuring charges and $2.6 of other Merger and restructuring related charges included in the cost of sales and SG&A and approximately $2.3 in incremental goodwill and intangible amortization resulting from the purchase accounting for SPX. Operating income in 1997 was up, in line with the increased revenues in 1997 over 1996. Operating income in 1999 is expected to improve over 1998 due to the inclusion of SPX businesses for a full year and lower one-time costs.

GENERAL CORPORATE EXPENSES

     The 1998 expense included the former GSX corporate office for the full year and the SPX corporate office for the fourth quarter of 1998. Additionally, 1998 included $69.3 of special charges associated with closing the former GSX corporate headquarters, $5.8 of various integration costs for combining SPX and GSX, $36.5 of environmental charges related to the Merger and restructuring actions, a $9.0 in-process technology charge from the valuation of SPX for purchase accounting, and $19.5 to write down goodwill of a business held for sale to net realizable value. 1997 and 1996 reflect the GSX corporate office expenses only. In 1997, unusual gains of $4.0, net, were recorded to settle patent litigation and the sale of related patents and other matters.

     The company expects 1999 general corporate expenses to approximate $30.0 to $35.0 which reflects one corporate headquarters.

LIQUIDITY AND FINANCIAL CONDITION

  Cash Flow

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              ------    -------
Cash flow from operating activities.........................  $ 44.9    $ 109.0
Cash flow from investing activities.........................   (52.4)     154.9
Cash flow from financing activities.........................    27.5     (228.3)
Effect of exchange rate changes on cash and equivalents.....     0.3       (3.3)
                                                              ------    -------
Net changes in cash and equivalents.........................  $ 20.3    $  32.3
                                                              ======    =======

     1998 operating cash flow of $44.9 was negatively impacted by payments of GSX corporate headquarters change of control obligations and other restructuring related payments.

     Cash flow from investing activities in 1998 reflected capital expenditures of $69.2 that included computer system upgrades at several operating units and the inclusion of SPX capital expenditures in the fourth quarter. Cash flow from investing activities for 1998 also included an expenditure of $10.9 for a business acquisition. Cash inflows included $10.5 of the cash acquired in the Merger and $15.5 of distributions received from EGS during the year. The company anticipates capital expenditures in 1999 to be approximately $100.0.

     Cash flow from investing activities in 1997 included capital expenditures of $56.5 and an outlay of $11.0 for a business acquisition. Additionally, 1997 included $216.9 of cash proceeds from the sale of GSPG and the sale of the company's equity interest in a company in Mexico.

     Cash flow from financing activities in 1998 principally reflects the refinancing of the company to accomplish the Merger and the related special dividend payment of $784.2. Additionally, the company purchased $160.2 of common stock in 1998 primarily as part of a buy-back program initiated in 1997. Finally, cash flow from financing activities in 1998 included $36.5 in quarterly dividend payments. As of July 1998, the date the Merger was announced, GSX discontinued quarterly dividend payments.

     Cash flow from financing activities in 1997 included $51.7 in quarterly dividend payments, the purchase of $240.4 of common stock as part of a buy-back program initiated in 1996, and net debt borrowings of $52.4.

     On December 12, 1996, the company called for the redemption of its $100.0, 5.75% convertible subordinated notes. As of December 31, 1996, notes with a face value of $57.4 had been converted into 1.5 million shares of GSX common stock (before adjustment for the Merger), with an additional $39.3 converted into 1.0 million shares of GSX's common stock (before adjustment for the Merger), on January 2, 1997. The balance of the notes was redeemed for cash in early 1997.

  Debt

     The company obtained a new $1,650.0 financing facility ("New Credit Facility") to consummate the Merger, including a $250.0 Revolving Loan and three term loans aggregating $1,400.0. See Note 14 to the consolidated financial statements for further discussion.

     The following summarizes the debt outstanding and unused credit availability, as of December 31, 1998:

                                                                                   UNUSED
                                                     TOTAL         AMOUNT          CREDIT
                                                   COMMITMENT    OUTSTANDING    AVAILABILITY
                                                   ----------    -----------    ------------
Revolving Loan.................................     $  250.0      $   35.0         $158.7(1)
Swingline loan Facility........................         20.0            --           20.0
Tranche A Loan.................................        593.7         593.7             --
Tranche B Loan.................................        598.5         598.5             --
Interim Loan...................................        200.0         200.0             --
Medium Term Loans..............................         50.0          50.0             --
Industrial Revenue Bonds.......................         17.1          17.1             --
Other..........................................         21.3          21.3             --
                                                    --------      --------         ------
          Total................................     $1,750.6      $1,515.6         $178.7
                                                    ========      ========         ======

---------------

(1) Decreased by $56.3 of letters of credit outstanding under the facility at December 31, 1998, which reduce the unused credit availability.

     The New Credit Facility is secured by substantially all of the assets of the company (excluding EGS) and requires the company to maintain certain leverage and interest coverage ratios. The New Credit Facility also requires compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the company and its subsidiaries, sales of assets, the distribution of dividends, capital expenditures, mergers, acquisitions and dissolutions. Under the most restrictive of the financial covenants, the company was required to maintain (as defined) a maximum debt to earnings before income taxes, depreciation and amortization ratio and a minimum interest coverage ratio beginning in March 1999 and becoming more restrictive thereafter.

     Management believes that cash flow from operations and the New Credit Facility will be sufficient to meet operating cash needs, including working capital requirements, capital expenditures and cash payments related to restructuring initiatives for 1999. Aggregate future maturities of total debt are $49.1 in 1999. Net interest expense will approximate $120.0 in 1999. In 2000, the $200.0 Interim Loan becomes due and the company believes that cash flow from operations, proceeds from certain asset dispositions and the Revolving Loan will be sufficient to service these obligations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     General Business Conditions -- The company operates within the industrial and motor vehicle industries and future results may be affected by a number of factors including industry conditions and economic conditions principally in the U.S. and Europe. The majority of the company's revenues are not subject to seasonal variation. Revenues within the Industrial Products and Services segment generally follow the demand for capital goods orders. Revenues within the Technical Products and Systems segment depend upon several markets, principally the nonresidential construction, computer equipment and telecommunication industries. Revenues within the Service Solutions segment are dependent upon new vehicle introductions, environmental regulations, and the general economic status of motor vehicle dealerships and aftermarket repair facilities. Revenues within the Vehicle Components segment are predominantly dependent upon domestic and foreign motor vehicle production.

     Special Charges -- The company continues to assess the former GSX operations and expects that further restructuring charges will occur during 1999. These charges, which cannot now be quantified fully, could range from $25.0 to $35.0, and would be recognized in the period in which such charges occur. Additionally, 1999 will include an estimated $10.0 of incremental costs associated with restructuring actions initiated in the fourth quarter of 1998. These incremental costs did not qualify for recognition in 1998 and will be expensed as incurred.

     Acquisitions and Divestitures -- The company continually reviews each of its businesses pursuant to its "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, management has expressed that it would consider a larger acquisition, more than $1 billion in revenues, if certain criteria are met.

     Readiness for Year 2000 -- The company utilizes software and related computer technology essential to its operations and to certain products that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. In 1997, the company established a plan, utilizing both internal and external resources, to assess the potential impact of the year 2000 problem on its systems, including embedded technology, and operations and to implement solutions to address this issue. The company has completed the assessment phase of its year 2000 plan, and is continuing to survey its suppliers and service providers for year 2000 compliance. The company is in the renovation stage of its year 2000 plan and has substantially completed the correction of many critical systems. The target completion date of certain other critical systems is June 30, 1999. Third party compliance and other factors could adversely affect these target dates. The company does not believe the cost to remediate software and computer technologies for the year 2000 problem will exceed $5.0 in 1999 and $10.0 in total, which does not include costs to replace certain existing enterprise resource planning systems. The company is in the process of implementing such a new system across several of its businesses. The company estimates that it will spend approximately $25 in 1999 to acquire and install this new system. There can be no assurances that the costs of remediation and testing will not be material. Moreover, there can be no assurances that the company will not experience material unanticipated costs and/or business interruption due to year 2000 problems in its products, its internal systems, its supply chain or from customer product migration issues. Based upon currently available information, the company believes that the greatest risk associated with the year 2000 problem relates to compliance of third parties including, but not limited to, electrical power and other utilities. A worst case scenario could result in business interruptions, which could have a material effect on the company's operations. The company has sent correspondence to all of its key suppliers in assessing third party compliance as part of its year 2000 plan. The company is developing contingency plans to mitigate the risks associated with the year 2000 problem and expects to complete these plans by July 1999. The statements set forth in the foregoing paragraph are year 2000 readiness disclosures (as defined under the Year 2000 Information and Readiness Act) and shall be treated as such for all purposes permissible under such Act.

     Potential Volatility of Stock Price -- The market price of SPX's common stock has been, and could be subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, acquisitions and divestitures, failure to achieve published estimates of, or changes in earnings estimates by securities analysts, announcements of new products or services by competitors, sales of common stock by existing holders, loss of key personnel and market conditions in the industry.

     Environmental and Legal Exposure -- The company's operations and properties are subject to various regulatory requirements relating to environmental protection. It is the company's policy to comply fully with applicable environmental requirements. Also from time to time, the company becomes involved in lawsuits arising from various commercial matters, including but not limited to competitive issues, contract issues, intellectual property matters, workers' compensation and product liability.

     The company maintains property, cargo, auto, product, general liability and directors' and officers' liability insurance to protect itself against potential loss exposures. There can be no assurance that such costs for environmental and legal exposures could not have a material adverse effect on the company's results of operations or financial position in the future.

     Pending Patent Litigation -- The company believes that it should ultimately prevail on a pending patent infringement lawsuit which could result in a significant judgement favorable to the company. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded. See Note 16 to the consolidated financial statements for further discussion.

     International Operations -- The company is increasing its sales outside the United States which exposes the company to a number of risks including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, longer payment cycles, exchange rate fluctuations, difficulties in obtaining export licenses, and the possible imposition or changing of income, withholding or other taxes, embargoes, exchange controls and the adoption of other restrictions on foreign trade. Should any of these risks occur, they may have a material adverse impact on the operating results of the company.

     Impact of Inflation -- The company believes that inflation has not had a significant impact on operations during the period 1996 through 1998.

     Significance of Goodwill -- The company had goodwill of $1,004.4 and shareholders' equity of $390.5 at December 31, 1998. There can be no assurance that circumstances will not change in the future that will affect the useful life or carrying value of the company's goodwill. See Note 1 to the consolidated financial statements for further discussion.

     EVA Incentive Compensation -- The company utilizes a measure known as Economic Value Added ("EVA") for its incentive compensation plans. EVA is internally computed by the company based on Net Operating Profit After-tax less a charge on the capital invested in the company. These computations use certain assumptions that vary from generally accepted accounting principles ("GAAP"). EVA is not a measure under GAAP and is not intended to be used as an alternative to net income and measuring operating performance presented in accordance with GAAP. The company believes that EVA, as internally computed, does represent a strong correlation to the ultimate returns of the company's shareholders. Annual incentive compensation expense is dependent upon the annual change in EVA, relative to preestablished improvement targets and the expense can vary significantly.

     Accounting Pronouncements -- Statement of Position 98-1 "Accounting for Computer Software Developed for or Obtained for Internal Use" ("SOP 98-1") provides guidance for accounting for software developed for internal use. The company is required to adopt SOP 98-1 in 1999 and management believes such adoption will not have a material effect on the company's results of operations and financial position.

     Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which will become effective January 2000, establishes accounting and reporting standards for derivative instruments and hedging contracts. It also requires all derivatives to be recognized as either assets or liabilities in the balance sheet at fair value and changes in fair value to be recognized in income. Management is currently analyzing the impact of this statement, but does not anticipate that the effect on the company's results of operations and financial position will be material.

ADDITIONAL ITEM. SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

     The company or its representatives from time to time may make or may have made certain forward looking statements, orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in various SEC filings. The company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to factors discussed under the caption "Factors That May Affect Future

Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this filing, which could cause results to differ materially from those projected in such forward looking statements.

     The company cautions the reader that these risk factors may not be exhaustive. The company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such risk factors, nor can it assess the impact, if any, of such risk factors on the company's business or the extent to which any factors, or combination of factors, may cause actual results to differ materially from those projected in any forward looking statements. Accordingly, forward looking statements should not be relied upon as a prediction of actual results. In addition, management's estimates of future operating results are based on the current compliment of businesses, which is constantly subject to change as management implements its fix, sell or grow strategy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The company does not enter into financial instruments for speculative or trading purposes. The company has interest rate protection agreements with financial institutions to limit exposure to interest rate volatility. Additionally, the company enters into foreign currency forward or option contracts to mitigate the risks of doing business in foreign currencies. The company hedges currency exposures of firm commitments and specific assets and liabilities denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impact on earnings. The company's currency exposures vary, but are primarily concentrated in the Canadian dollar, British pound, German mark, Japanese yen, Italian lira and Singapore dollar. Translation exposures generally are not specifically hedged.

     The following table provides information, as of December 31, 1998, about the company's outstanding debt obligations and presents principal cash flows, weighted average interest rates by expected maturity dates and fair values. The weighted-average interest rates used for variable rate obligations are based on the rates in effect at December 31, 1998.

                                              EXPECTED MATURITY DATE
                                   --------------------------------------------              FAIR
                                   1999   2000    2001    2002    2003    AFTER    TOTAL     VALUE
                                   ----   -----   -----   -----   -----   -----   -------   -------
Long-Term Debt -- Fixed rate....   11.8    29.8     0.5    25.5     0.5     2.6      70.7      67.6
    Average interest rate.......    6.6%    6.9%    5.4%    7.1%    5.4%    6.8%      6.9%
Variable rate...................   37.3   268.5   112.3   139.3   156.0   731.5   1,444.9   1,444.9
    Average interest rate.......    8.4%    8.3%    8.3%    8.3%    8.3%    8.7%      8.5%

     The company entered into interest rate swap agreements that cover $800.0 of variable rate outstanding obligations and terminate in 2001. These agreements provide for fixed LIBOR pay rates of approximately 4.8% and variable floating receive rates, approximately 5.4% as of December 31, 1998. At December 31, 1998, the company had a $7.3 unrealized gain related to these agreements. The company has also entered into several interest rate cap agreements with notional amounts of $200.0. These agreements cap LIBOR rates at 6.5% for the amounts of the obligations covered and mature in 1999. At December 31, 1998, the market value of these cap agreements was not material.

     The following table provides information, as of December 31, 1998, about the company's foreign currency exchange agreements by functional currency and presents the information in U.S. dollars. All contracts mature in 1999.

                                                          AVERAGE
                                                          CONTRACT   NOTIONAL    12/31/98
                                                            RATE      AMOUNT    FAIR VALUE
                                                          --------   --------   ----------
FORWARD CONTRACTS TO SELL FOREIGN CURRENCIES FOR U.S.
  DOLLARS --
Japanese Yen............................................   122.7      $ 1.1       $ 1.2
Canadian Dollars........................................    1.54        2.8         2.8
Norwegian Krones........................................    8.16        0.9         1.1
German Marks............................................    1.82        2.8         3.1
British Pounds..........................................    0.60       25.3        25.2
FORWARD CONTRACTS TO SELL U.S. DOLLARS FOR FOREIGN
  CURRENCIES --
Japanese Yen............................................   123.7        0.4         0.5
British Pounds..........................................    0.61        0.9         0.9
Canadian Dollars........................................    1.41       27.6        25.5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        SPX CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

SPX Corporation and Subsidiaries
  Report of Independent Auditors............................   24
  Consolidated Financial Statements:
  Consolidated Statements of Income and Comprehensive Income
     for the years ended December 31, 1998, 1997 and 1996...   26
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................   27
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1998, 1997 and 1996...........   28
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................   29
  Notes to Consolidated Financial Statements................   30
     All schedules are omitted because they are not
     applicable, not required or because the required
     information is included in the consolidated financial
     statements or notes thereto
EGS Electrical Group, LLC and Subsidiaries
  Independent Auditors' Report..............................   55
  Consolidated Financial Statements:
  Consolidated Statement of Income for the year ended
     September 30, 1998.....................................   56
  Consolidated Balance Sheet as of September 30, 1998.......   57
  Consolidated Statement of Members' Equity for the year
     ended September 30, 1998...............................   59
  Consolidated Statement of Cash Flows for the year ended
     September 30, 1998.....................................   59
  Notes to Consolidated Financial Statements................   60

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of SPX Corporation:

     We have audited the accompanying consolidated balance sheet of SPX CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998, and the related statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of EGS, the investment in which is reflected in the accompanying financial statements using the equity method of accounting (see
Note 10). The statements of EGS were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for EGS, is based solely on the report of the other auditors. The financial statements of the company as of December 31, 1997 and 1996, were audited by other auditors whose report dated January 23, 1998 (updated for certain matters as to which the date is February 15, 1999) included an explanatory paragraph with respect to the change in the company's method of accounting for business process reengineering costs, as discussed in Note 1 to the financial statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPX Corporation and subsidiaries as of December 31, 1998 and the results of their operations and their cash flow for the year then ended, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Chicago, Illinois
February 15, 1999

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of SPX Corporation:

     We have audited the accompanying balance sheet of SPX Corporation (formerly General Signal Corporation) and consolidated subsidiaries as of December 31, 1997, and the related statements of income and comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPX Corporation and consolidated subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in the notes to the financial statements, in 1997 the company changed its method of accounting for business process reengineering costs.

                                            ERNST & YOUNG LLP

Stamford, Connecticut
January 23, 1998, except for the
"other comprehensive income (loss)"
reported in the consolidated
statements of income and
comprehensive income, the reference
to reclassifications in Note 1, and
Notes 3, 7, and 17 as to which the
date is
February 15, 1999.

                        SPX CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1998          1997          1997
                                                              ----------    ----------    ----------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues....................................................   $1,825.4      $1,954.6      $2,065.0
Costs and expenses:
  Cost of products sold.....................................    1,271.9       1,313.6       1,369.7
  Selling, general and administrative.......................      471.8         444.9         455.6
  Goodwill/intangible amortization..........................       19.5          14.6          16.6
  Special charges...........................................      101.7            --            --
                                                               --------      --------      --------
Operating income (loss).....................................      (39.5)        181.5         223.1
  Other (expense) income, net...............................       (0.5)         72.7          20.8
  Equity in earnings of EGS.................................       40.2          11.8            --
  Interest expense, net.....................................      (45.1)        (13.2)        (21.5)
                                                               --------      --------      --------
Income (loss) before income taxes...........................      (44.9)        252.8         222.4
Income taxes................................................       (3.2)        121.8          89.0
                                                               --------      --------      --------
Income (loss) from continuing operations....................      (41.7)        131.0         133.4
Discontinued operations, net of income taxes................         --           2.3            --
                                                               --------      --------      --------
  Income (loss) before cumulative effect of accounting
     change.................................................      (41.7)        133.3         133.4
Cumulative effect of accounting change, net of income
  taxes.....................................................         --          (3.7)           --
                                                               --------      --------      --------
Net income (loss)...........................................      (41.7)        129.6         133.4
Other comprehensive income (loss):
  Foreign currency translation adjustment...................        1.4          (8.7)          2.5
  Minimum pension liability adjustment......................       (0.7)         (1.7)           --
                                                               --------      --------      --------
Comprehensive income (loss).................................   $  (41.0)     $  119.2      $  135.9
                                                               ========      ========      ========
Basic income (loss) per share of common stock:
  From continuing operations................................   $  (1.94)     $   6.23      $   6.41
  From discontinued operations..............................         --          0.11            --
  Cumulative effect of accounting change....................         --         (0.18)           --
                                                               --------      --------      --------
Net income (loss) per share.................................   $  (1.94)     $   6.16      $   6.41
                                                               ========      ========      ========
Weighted average number of common shares outstanding........     21.546        21.028        20.819
Diluted earnings (loss) per share of common stock:
  From continuing operations................................   $  (1.94)     $   6.22      $   6.25
  From discontinued operations..............................         --          0.11            --
  Cumulative effect of accounting change....................         --         (0.18)           --
                                                               --------      --------      --------
Net income (loss) per share.................................   $  (1.94)     $   6.15      $   6.25
                                                               ========      ========      ========
Weighted average number of common shares outstanding........     21.546        21.095        21.915

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN MILLIONS)
ASSETS
Current assets:
  Cash and equivalents......................................  $   70.3    $   50.0
  Accounts receivable.......................................     458.7       285.4
  Inventories...............................................     282.1       156.8
  Prepaid expenses and other current assets.................      40.5        23.2
  Deferred income taxes and refunds.........................     124.1        52.7
                                                              --------    --------
     Total current assets...................................     975.7       568.1
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................      13.3         9.5
  Buildings and leasehold improvements......................     118.6       150.7
  Machinery and equipment...................................     659.2       416.1
                                                              --------    --------
                                                                 791.1       576.3
  Accumulated depreciation and amortization.................    (358.0)     (335.6)
                                                              --------    --------
                                                                 433.1       240.7
Goodwill and intangible assets, net.........................   1,219.5       264.3
Investment in EGS...........................................      81.5       133.1
Other assets................................................     258.5       181.8
                                                              --------    --------
     TOTAL ASSETS...........................................  $2,968.3    $1,388.0
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current maturities of long-term
     debt...................................................  $   49.1    $    9.0
  Accounts payable..........................................     226.6       142.7
  Accrued expenses..........................................     396.0       184.4
  Income taxes payable......................................       7.7        40.4
                                                              --------    --------
     Total current liabilities..............................     679.4       376.5
Long-term debt, less current maturities.....................   1,466.5       207.4
Deferred income taxes.......................................     217.4        50.3
Other liabilities...........................................     214.5       124.1
                                                              --------    --------
     Total long-term liabilities............................   1,898.4       381.8
Commitments and contingencies
Shareholders' equity:
  Preferred stock...........................................        --          --
  Common stock..............................................     351.7       271.9
  Paid-in capital...........................................     481.7       173.8
  Retained earnings (deficit)...............................    (113.2)      746.7
  Unearned compensation.....................................     (32.2)         --
  Accumulated other comprehensive income....................     (11.1)      (11.8)
  Common stock in treasury..................................    (286.4)     (550.9)
                                                              --------    --------
     Total shareholders' equity.............................     390.5       629.7
                                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $2,968.3    $1,388.0
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                                        RETAINED                       OTHER        COMMON
                                    COMMON    PAID-IN   EARNINGS      UNEARNED     COMPREHENSIVE   STOCK IN
                                     STOCK    CAPITAL   (DEFICIT)   COMPENSATION      INCOME       TREASURY
                                    -------   -------   ---------   ------------   -------------   --------
                                                                (IN MILLIONS))
Balance at December 31, 1995......  $269.2    $ 112.9    $ 582.9       $   --         $ (3.9)      $(383.0)
Net income........................      --         --      133.4           --             --            --
Cash dividends declared...........      --         --      (48.9)          --             --            --
Purchase of common stock..........      --         --         --           --             --          (1.2)
Exercise of stock options and
  savings and stock ownership plan
  funding.........................     1.1       11.6         --           --             --           9.4
Conversion of 5.75 percent
  convertible subordinate notes...      --       20.5         --           --             --          37.3
Translation adjustments...........      --         --         --           --            2.5            --
                                    ------    -------    -------       ------         ------       -------
Balance at December 31,1996.......   270.3      145.0      667.4           --           (1.4)       (337.5)
Net income........................      --         --      129.6           --             --            --
Cash dividends declared...........      --         --      (50.3)          --             --            --
Purchase of common stock..........      --         --         --           --             --        (240.4)
Exercise of stock options and
  savings and stock ownership plan
  funding.........................     1.6       14.8         --           --             --           1.5
Conversion of 5.75 percent
  convertible subordinate notes...      --       14.0         --           --             --          25.5
Minimum pension liability
  adjustment, net of taxes of
  $1.1............................      --         --         --           --           (1.7)           --
Translation adjustments...........      --         --         --           --           (8.7)           --
                                    ------    -------    -------       ------         ------       -------
Balance at December 31, 1997......   271.9      173.8      746.7           --          (11.8)       (550.9)
Net loss..........................      --         --      (41.7)          --             --            --
Cash dividends declared...........      --         --      (24.4)          --             --            --
Purchase of common stock before
  Merger..........................      --         --         --           --             --        (159.6)
Exercise of stock options and
  other incentive plan activity...     0.6        1.6         --          1.0             --           0.6
Retire GSX treasury stock.........   (90.0)    (619.9)        --           --             --         709.9
Merger of SPX and GSX.............   169.2      926.2     (784.2)       (33.2)            --        (285.8)
Purchase of common stock after
  Merger..........................      --         --         --           --             --          (0.6)
EGS adjustment....................      --         --       (9.6)          --             --            --
Minimum pension liability
  adjustment, net of taxes of
  $0.4............................      --         --         --           --           (0.7)           --
Translation adjustments...........      --         --         --           --            1.4            --
                                    ------    -------    -------       ------         ------       -------
Balance at December 31, 1998......  $351.7    $ 481.7    $(113.2)      $(32.2)        $(11.1)      $(286.4)
                                    ======    =======    =======       ======         ======       =======

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  1998       1997       1996
                                                                --------    -------    -------
                                                                        (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $  (41.7)   $ 129.6    $ 133.4
Adjustments to reconcile net income (loss) to net cash from
  operating activities:
  Cumulative effect of accounting change....................          --        3.7         --
  Special charge............................................       101.7         --         --
  Equity in earnings of EGS.................................       (40.2)     (11.8)        --
  Gains on divestitures of businesses.......................          --      (75.0)     (20.8)
  Asset write downs, transaction, consolidation and other
     charges................................................        33.4       22.9       19.7
  Deferred income taxes.....................................       (19.5)      22.2       43.7
  Depreciation..............................................        49.9       50.7       52.6
  Amortization of goodwill and intangibles..................        19.5       14.6       16.6
  Pension credits...........................................       (19.7)     (14.7)      (8.8)
  Other, net................................................         2.0       (2.7)       5.5
  Changes in assets and liabilities, net of effects from
     acquisitions and divestitures:
     Accounts receivable....................................         1.9      (17.5)     (30.8)
     Inventories............................................        14.6        8.4      (10.4)
     Prepaid expenses and other current assets..............        (0.7)       5.8       11.0
     Accounts payable, accrued expenses and other...........       (56.3)     (27.2)     (20.0)
                                                                --------    -------    -------
  Net cash from operating activities........................        44.9      109.0      191.7
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from business divestitures.......................          --      216.9       94.4
  Capital expenditures......................................       (69.2)     (56.5)     (59.3)
  Business acquisitions, net of cash acquired...............       (10.9)     (11.0)        --
  Cash acquired in Merger...................................        10.5         --         --
  Distributions from EGS....................................        15.5         --         --
  Other, net................................................         1.7        5.5       (2.8)
                                                                --------    -------    -------
  Net cash from investing activities........................       (52.4)     154.9       32.3
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement...........        27.4         --         --
  Issuance of long-term debt................................     1,582.1      170.5      115.3
  Payment of long-term debt.................................      (566.0)    (118.1)    (288.5)
  Debt issuance fees paid...................................       (38.2)        --         --
  Purchases of common stock.................................      (160.2)    (240.4)      (1.2)
  Common stock issued under stock incentive programs........         3.1       11.4       14.7
  Merger dividend paid......................................      (784.2)        --         --
  Other dividends paid......................................       (36.5)     (51.7)     (47.6)
                                                                --------    -------    -------
  Net cash from financing activities........................        27.5     (228.3)    (207.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................         0.3       (3.3)        --
                                                                --------    -------    -------
NET CHANGES IN CASH AND EQUIVALENTS.........................        20.3       32.3       16.7
CASH AND EQUIVALENTS AT BEGINNING OF YEAR...................        50.0       17.7        1.0
                                                                --------    -------    -------
CASH AND EQUIVALENTS AT END OF YEAR.........................    $   70.3    $  50.0    $  17.7
                                                                ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid.............................................    $   33.0    $  11.6    $  25.7
  Income taxes paid.........................................        59.4       87.0       44.0
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of convertible debt into common stock..........    $     --    $  39.3    $  57.4
  Net assets contributed to (returned from) EGS.............       (64.6)     119.4         --
  Fair value of shares issued to acquire SPX................      (766.1)        --         --

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF ACCOUNTING POLICIES

     The significant accounting and financial policies of SPX Corporation ("SPX" or the "company") are described below.

     Basis of Presentation -- The preparation of the company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Consolidation -- The consolidated financial statements include the accounts of the company and its majority owned subsidiaries after elimination of intercompany accounts and transactions. Investments in unconsolidated companies where the company exercises significant influence are accounted for using the equity method.

     Cash Equivalents -- The company considers its highly liquid money market investments with original maturities of three months or less to be cash equivalents.

     Revenue Recognition -- The company generally recognizes revenues from product sales upon shipment to the customer. Revenue from service contracts and long-term maintenance arrangements is deferred and recognized on a pro rata basis over the agreement period. Revenues on certain long-term contracts are recognized using the percentage-of-completion method of accounting. Under this method, earnings accrue, generally based on the percentage of total costs incurred or total units of products delivered, as contracts progress toward completion.

     Research and Development Costs -- Research and development costs are expensed as incurred and were $73.4 in 1998, $45.7 in 1997 and $47.5 in 1996.

     Environmental Remediation Costs -- Costs incurred to investigate and remediate environmental issues are expensed unless costs incurred extend the economic useful life of related assets employed by the company. Liabilities are recorded and expenses are reported when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. The company's environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Environmental obligations are not discounted and are not reduced by anticipated insurance recoveries.

     Property, Plant and Equipment -- Property, plant and equipment ("PP&E") are stated at cost, less accumulated depreciation and amortization. The company uses the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.

     Financial Instruments -- The company does not enter into financial instruments for speculative or trading purposes. The company records the net amount to be paid or received under interest rate protection agreements over the life of the agreement as a component of interest expense. Gains and losses related to forward foreign exchange and option contracts that qualify for hedge accounting treatment are deferred and offset against losses and gains when the underlying transaction occurs. Gains or losses at the time of maturity, termination, sale or repayment of a financial instrument contract designated as a hedge are included in earnings. Gains and losses related to qualifying hedges of firm commitments or anticipated

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

     Goodwill and Intangible Assets -- The company amortizes its goodwill and intangible assets on a straight-line basis over lives ranging from 10 to 40 years. In determining the estimated useful lives, management considers the nature, competitive position, life cycle position, and historical and expected future operating income of each acquired company, as well as the company's commitment to support these acquired companies through continued investment in capital expenditures, operational improvements, and research and development. After an acquisition, the company continually reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful lives of goodwill and intangible assets may warrant revision or that the remaining balance of goodwill and intangible assets may not be recoverable. If events and circumstances indicate that goodwill and intangible assets related to a particular business should be reviewed for possible impairment, the company uses projections to assess whether future operating income on a non-discounted basis (before amortization) of the unit is likely to exceed the amortization over the remaining lives of the goodwill and intangible assets, to determine whether a write down of goodwill and intangible assets to recoverable value is appropriate.

     Accounting Pronouncements -- In the fourth quarter of 1997, the company recorded a $3.7 charge, net of tax of $1.4, to write-off previously capitalized business process engineering costs in accordance with a new accounting principle which required all previously capitalized business process reengineering costs to be expensed as a cumulative effect of a change in accounting principle.

     Statement of Position 98-1 "Accounting for Computer Software Developed for or Obtained for Internal Use" ("SOP 98-1") provides guidance for accounting for software developed for internal use. The company is required to adopt SOP 98-1 in 1999 and management believes that such adoption will not have a material effect on the company's results of operations and financial position.

     Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which will become effective January 2000, establishes accounting and reporting standards for derivative instruments and hedging contracts. It also requires all derivatives to be recognized as either assets or liabilities in the balance sheet at fair value and changes in fair value to be recognized in income. Management is currently analyzing the impact of this statement, but does not anticipate that the effect on the company's results of operations and financial position will be material.

     Reclassifications -- Certain reclassifications were made to conform prior years' data to the current presentation. Unless otherwise noted, historical share and earnings per share disclosures have been adjusted to reflect the
     0.4186 share of SPX common stock ("Exchange Ratio") that General Signal Corporation ("GSX") shareholders received for each share of GSX common stock upon the merger of SPX and GSX (see Note 2).

(2) MERGER OF SPX AND GSX

     On October 6, 1998 (the "Merger Date"), GSX merged into a subsidiary of SPX Corporation (the "Merger"). On an aggregate basis, GSX shareholders received
0.4186 share of SPX common stock and $18.00 in cash for each share owned of GSX common stock. In total, approximately 18.236 million shares of SPX common stock and $784.2 in cash were exchanged for the outstanding common stock of GSX. Outstanding restricted stock and stock options of GSX were either redeemed through change of control payments or terminated.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     The Merger was accounted for as a reverse acquisition whereby GSX was treated as the acquirer and SPX as the acquiree, because GSX shareholders owned a majority of the company as of the Merger Date and GSX was approximately twice the size of SPX. Purchase accounting was performed on SPX based upon its fair market value at the transaction date. The cash portion of the consideration was accounted for as a dividend by the company.

     The fair market value of SPX was based on the average per share value of SPX's common stock near July 17, 1998-the date that the Merger agreement was signed. Additionally, since the company assumed the stock options outstanding of SPX, the fair value of these options was included in determining the valuation of SPX.

     The valuation of SPX, including transaction fees of $15.6, was $776.6. A summary of assets and liabilities acquired, at estimated fair market value was as follows:

Current assets..............................................  $  357.2
PP&E........................................................     174.3
In-process technology.......................................       9.0
Goodwill....................................................     679.0
Intangibles.................................................     276.8
Other assets................................................      13.0
Total assets................................................   1,509.3
Current liabilities.........................................    (240.0)
Long-term liabilities.......................................    (240.8)
Long-term debt..............................................    (251.9)
                                                              --------
Fair market value of SPX....................................  $  776.6
                                                              ========

     The intangibles, including customer lists of $118.0, developed technologies of $85.8, trademarks and work force of $73.0, and goodwill will be amortized over 10 to 40 years. The valuation included in-process technology of $9.0, which was expensed in the fourth quarter of 1998. The valuations of identifiable intangibles and in-process technology were based upon independent external appraisals.

     The company obtained a new $1,650.0 financing facility, including a $250.0 Revolving Loan. Three term loans aggregating $1,400.0 funded various payments due upon the Merger, including the cash consideration and the refinancing of certain debt (see Note 14).

     The accompanying consolidated financial statements include the results of GSX for all periods and the results of SPX beginning on the Merger Date. The following unaudited 1998 and 1997 pro forma selected financial data reflect the Merger and related financing as if they had occurred as the beginning of the applicable year. The 1997 pro forma financial data also reflect SPX's 1997 disposition of its *Sealed Power division, GSX's 1997 disposition of its General Signal Pump Group ("GSPG"), and GSX's 1997 contribution of its General Signal Electric Group ("GSEG") to EGS Electrical Group LLC ("EGS"), a venture with Emerson Electric Co., as if such transactions had occurred on January 1, 1997. The unaudited pro forma financial data does not purport to represent what the company's results from continuing operations would actually have been had the transactions in fact occurred as of an earlier date, or project the results for any future date or period.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                           PRO FORMA (UNAUDITED)
                                                           ---------------------
                                                             1998        1997
                                                           ---------   ---------
Revenues.................................................  $2,519.4    $2,500.3
Cost of sales............................................   1,772.5     1,718.3
Selling, general and administrative......................     597.9       551.1
Goodwill/intangible amortization.........................      41.9        41.3
Special charges..........................................      94.6       116.5
                                                           --------    --------
Operating income.........................................      12.5        73.1
Other (expense) income, net..............................       1.0        11.3
Equity in earnings of EGS................................      40.2        38.8
Interest expense, net....................................    (122.2)      (94.2)
Income taxes.............................................      10.5       (22.8)
                                                           --------    --------
Income (loss) from continuing operations.................  $  (58.0)   $    6.2
                                                           ========    ========
Diluted income (loss) per share..........................  $  (1.88)   $   0.18
Weighted average number of shares........................    30.801      34.425

(3) BUSINESS SEGMENT INFORMATION

     The company is comprised of four business segments. Industrial Products and Services includes operations that design, manufacture and market industrial valves, mixers, power transformers, electric motors, laboratory freezers and ovens, industrial furnaces and coal feeders. Major customers include industrial chemical companies, pulp and paper manufacturers, laboratories and utilities. Technical Products and Systems includes operations that design, manufacture and market uninterruptible power supply equipment, fire detection systems, data networking equipment, broadcast antennas, fare collection systems and crystal growing furnaces. Major customers are computer manufacturers and users, construction contractors, municipalities and semiconductor manufacturers. Service Solutions includes operations that design, manufacture and market a wide range of specialty service tools, equipment and services primarily to the motor vehicle industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors. Vehicle Components includes operations that design, manufacture and market transmission and steering components for light and heavy duty vehicle markets, principally in North America and Europe. Major customers are vehicle manufacturers and aftermarket private brand distributors.

     Revenues by business segment represent sales to unaffiliated customers, no one or group of which accounted for more than 10% of consolidated sales. Intercompany sales among segments are not significant. Operating income (loss) by segment does not include general corporate expenses. Identifiable assets by business segment are those used in company operations in each segment. General corporate assets are principally cash, deferred tax assets, and certain prepaid expenses.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Financial data for the company's business segments are as follows:

                                                                1998       1997       1996
                                                              --------   --------   --------
REVENUES:
  Industrial Products and Services (1)......................  $  768.3   $1,143.2   $1,261.1
  Technical Products and Systems............................     718.8      681.7      681.1
  Service Solutions (2).....................................     157.0         --         --
  Vehicle Components (2)....................................     181.3      129.7      122.8
                                                              --------   --------   --------
                                                              $1,825.4   $1,954.6   $2,065.0
                                                              --------   --------   --------
OPERATING INCOME (LOSS):
  Industrial Products and Services (3)......................  $   80.3   $  147.7   $  156.4
  Technical Products and Systems (4)........................      24.0       40.9       74.3
  Service Solutions.........................................      12.8         --         --
  Vehicle Components (5)....................................      25.6       28.3       26.3
  General Corporate (6).....................................    (182.2)     (35.4)     (33.9)
                                                              --------   --------   --------
                                                              $  (39.5)  $  181.5   $  223.1
                                                              --------   --------   --------
CAPITAL EXPENDITURES:
  Industrial Products and Services..........................  $   26.6   $   29.3   $   31.8
  Technical Products and Systems............................      19.3       16.0       19.5
  Service Solutions.........................................       6.3         --         --
  Vehicle Components........................................       8.0        5.5        5.2
  General Corporate.........................................       9.0        5.7        2.8
                                                              --------   --------   --------
                                                              $   69.2   $   56.5   $   59.3
                                                              --------   --------   --------
DEPRECIATION AND AMORTIZATION:
  Industrial Products and Services..........................  $   27.7   $   34.8   $   39.6
  Technical Products and Systems............................      23.1       22.2       21.7
  Service Solutions.........................................       5.2         --         --
  Vehicle Components........................................      10.3        5.4        4.8
  General Corporate.........................................       3.1        2.9        3.1
                                                              --------   --------   --------
                                                              $   69.4   $   65.3   $   69.2
                                                              --------   --------   --------
IDENTIFIABLE ASSETS:
  Industrial Products and Services..........................  $  616.8   $  429.8   $  727.5
  Technical Products and Systems............................     577.9      527.4      550.6
  Service Solutions.........................................     882.7         --         --
  Vehicle Components........................................     505.9       66.0       63.4
  General Corporate.........................................     385.0      364.8      209.5
                                                              --------   --------   --------
                                                              $2,968.3   $1,388.0   $1,551.0
                                                              --------   --------   --------
EQUITY IN EARNINGS OF EGS:
  General Corporate.........................................  $   40.2   $   11.8   $     --
                                                              ========   ========   ========

---------------
(1) The 1997 and 1996 results include GSPG through its divestiture on August 23, 1997 (see Note 5) and the GSEG through September 15, 1997, its date of contribution to EGS (see Note 10).

(2) Includes the results of businesses of SPX from the Merger Date.

(3) Unusual charges were recorded in 1998 of $16.3 for restructuring and $10.5 related to other Merger and restructuring actions. Unusual charges of $1.9 were recorded in 1997 related primarily to asset write

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     downs and lease termination costs and unusual charges of $11.9 were recorded in 1996 related to asset write downs, lease termination costs, warranty and other costs offset by insurance proceeds related to equipment destroyed in a fire.

(4) Unusual charges were recorded in 1998 of $14.5 for restructuring and $18.8 related to other Merger and restructuring actions. Unusual charges of $20.0 in 1997 related to asset write downs, lease termination and other costs and unusual charges of $1.8 were recorded in 1996 related to asset write downs offset by royalty income.

(5) Unusual charges were recorded in 1998 of $1.6 for restructuring and $2.6 related to other Merger and restructuring actions.

(6) In the fourth quarter of 1998, the company recorded $69.3 of costs associated with closing the GSX corporate headquarters, $5.8 of various integration costs for combining SPX and GSX, $36.5 of environmental charges related to the Merger and restructuring actions, a $9.0 in-process technology charge from the valuation of SPX for purchase accounting, and $19.5 to write down goodwill of a business held for sale to net realizable value. The business held for sale has net assets of $24.4 as of December 31, 1998 and is expected to be sold by April 1999. 1998 operating results were not material. In 1997, unusual gains of $4.0, net, were recorded related to settle patent litigation and the sale of related patents and other matters.

                      GEOGRAPHIC AREAS                          1998        1997        1996
                      ----------------                        --------    --------    --------
REVENUES -- UNAFFILIATED CUSTOMERS:
  United States (1).........................................  $1,521.4    $1,700.8    $1,809.2
  Europe....................................................     155.8       119.4       114.7
  Other.....................................................     148.2       134.4       141.1
                                                              --------    --------    --------
                                                              $1,825.4    $1,954.6    $2,065.0
                                                              ========    ========    ========
TOTAL ASSETS:
  United States.............................................  $2,609.6    $1,231.3    $1,410.5
  Europe....................................................     206.4        58.0        76.7
  Other.....................................................     152.3        98.7        63.8
                                                              --------    --------    --------
                                                              $2,968.3    $1,388.0    $1,551.0
                                                              ========    ========    ========

---------------

(1)  Includes export sales of $181.9 in 1998, $176.8 in 1997, and $215.2 in
     1996.

     No individual foreign country in which the company operates accounted for more than 5% of consolidated revenues in 1998, 1997 or 1996.

(4) SPECIAL CHARGES

     After the Merger, the company recorded special charges of $101.7, which included $69.3 of costs associated with closing the former GSX corporate office and $32.4 of restructuring costs related to GSX operations. The components of the charge have been computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies and local laws.

CLOSING OF GSX CORPORATE HEADQUARTERS

     These charges include $65.3 of cash costs related to change of control agreements, option and restricted stock payments, and other employee termination costs for 88 corporate GSX employees. Substantially all

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

scheduled terminations and payments were complete by December 31, 1998. Additionally, a $4.0 charge was recorded for the GSX corporate headquarters building, which was closed in late 1998. The charge principally represents rental costs until the lease termination in early 2000 ($2.4) and non-transferable property write downs ($1.6).

RESTRUCTURING CHARGE

     The company offered an early retirement program to employees at most of the GSX operations. Approximately 325 hourly and salaried employees accepted the offer during the fourth quarter, at a cost of $14.2, which represents incremental salary to be paid in return for accepting early retirement. Substantially all such employees will retire by March 31, 1999. Additionally, during the fourth quarter of 1998, the company committed to close 18 manufacturing, sales and administrative facilities primarily to consolidate various GSX operations. As a result of these actions, the company recorded charges of $10.1 for severance payments to approximately 800 other employees (approximately 330 of which were terminated by December 31, 1998 with the remaining expected to be terminated by mid-1999) and $8.1 for facility closing costs (including holding costs of $2.5 and non-cash property write downs of $4.6). The restructuring of these operations was in response to new management's assessment of those operations and an effort to minimize inefficiencies and duplicative functions.

     The facility closings should be substantially complete by the end of the first quarter of 1999. The company expects that approximately $10.0 of incremental costs associated with these actions will be incurred in the first and second quarters of 1999. These costs relate to moving and relocation expenses, incentives to employees to finish production and other activities, and other miscellaneous costs that did not qualify for accrual in 1998. Generally, functions performed at the affected facilities will be consolidated into continuing facilities. The company will also exit manufacturing activities related to certain unprofitable product lines. Revenues and operating results related to these exited product lines were not material.

(5) DISCONTINUED OPERATIONS AND BUSINESS DIVESTITURES

     In 1997, the company reversed $3.8 ($2.3 after-tax) of accruals related to discontinued operations which the company determined were no longer required. These accruals were originally recorded in 1995. Substantially all related assets of these operations were sold by the end of 1996.

     In August 1997, the company sold substantially all of the assets of GSPG to Pentair, Inc. for approximately $200.0 and recognized a pretax gain of $63.7 ($17.2 after-tax). The effective tax rate differs from the U.S. statutory tax rate due to a difference in the book and tax basis of GSPG. Annual 1996 revenues of GSPG were approximately $201.0.

     In the fourth quarter of 1997, the company sold its equity interest in a company in Mexico for a pretax gain of $9.0($2.3 after-tax). The effective tax rate on the Mexico gain differs from the U.S. statutory tax rate due to a difference in the book and tax basis of the equity investment sold.

     In 1996, the company sold Kinney Vacuum Company for $29.0 and recognized a pretax gain of $20.8($12.5 after-tax). Annual 1995 revenues were approximately $25.0.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(6) VALUATION ACCOUNTS

     A rollforward of certain valuation accounts of the company were as follows:

                                                           1998         1997         1996
                                                          ------       ------       ------
Allowance for doubtful accounts:
  Balance beginning of year.............................  $ 12.3       $ 10.0       $ 10.6
  Provisions............................................     3.9          8.6          2.1
  Charges against reserve...............................    (4.9)        (6.3)        (2.7)
  Acquired in Merger....................................     7.0           --           --
                                                          ------       ------       ------
  Balance end of year...................................  $ 18.3       $ 12.3       $ 10.0
                                                          ======       ======       ======
Special charges, dispositions and special items:
  Balance beginning of year.............................  $  5.5       $ 18.2       $100.6
  Special charges.......................................   101.7           --           --
  Other restructuring provisions........................      --          1.0          7.9
  Charges against reserves..............................   (85.7)(1)    (13.7)       (90.3)(2)
  Acquired in Merger....................................    18.4           --           --
                                                          ------       ------       ------
  Balance end of year...................................  $ 39.9(3)    $  5.5       $ 18.2
                                                          ======       ======       ======

---------------

(1) Includes severance related payments of $59.6, facility holding costs of $3.2, non-cash asset write downs of $6.3 and other charges of $16.6, which includes a $14.2 reclass of employee benefits recorded in the special charge to pension accruals.

(2) Includes $67.9 of losses from the sale of assets related to operations, which were discontinued in 1995.

(3) Includes future severance related payments of $19.3, facility holding costs of $10.0 and other accruals of $10.6.

(7) EMPLOYEE BENEFIT PLANS

BENEFIT PENSION AND POSTRETIREMENT PLANS

     The company has defined benefit pension plans that cover substantially all salaried and hourly paid employees, including certain employees in foreign countries. These plans provided pension benefits that were based on the employees' years of credited service and levels of earnings. Effective January 1, 1999, the company amended its plan formula to provide benefits using a cash balance program. Under the new cash balance program, participants receive benefits based on a percentage of current salary and interest credits. The company funds United States ("U.S.") pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds and real estate. Plan assets include 0.470 shares of the company's common stock. Plan assets and obligations of non-North American subsidiaries are not material and are not included below.

     The company has domestic postretirement plans that provide health and life insurance benefits for retirees. Some of these plans require employee contributions at varying rates. Not all employees are eligible to receive these benefits, with eligibility governed by the plan(s) in effect at a particular location. Certain of the company's non-North American subsidiaries have similar plans for retirees. The company's obligations for such plans are not material and are not included below.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     The following table shows the plans' funded status and amounts recognized in the company's consolidated balance sheets:

                                                            PENSION           POSTRETIREMENT
                                                            BENEFITS        -------------------
                                                        ----------------    BENEFITS
                                                         1998      1997       1998       1997
                                                        ------    ------    --------    -------
Change in benefit obligation:
  Benefit obligation - beginning of year............    $488.0    $460.2    $  84.0     $  83.9
  Service cost......................................      13.5      11.7        0.4         0.4
  Interest cost.....................................      37.4      32.8        7.1         6.2
  Actuarial loss....................................       6.3      24.8        5.1         5.3
  Merger with SPX...................................     279.8        --       69.0          --
  Divestitures......................................        --        --         --        (3.5)
  Special termination benefits......................      14.2        --         --          --
  Benefits paid.....................................     (33.4)    (41.5)      (7.1)       (8.3)
                                                        ------    ------    -------     -------
  Benefit obligation - end of year..................    $805.8    $488.0    $ 158.5     $  84.0
                                                        ======    ======    =======     =======
Change in plan assets:
  Fair value of plan assets - beginning of year.....    $633.8    $585.3    $    --     $    --
  Actual return on plan assets......................      19.6      89.5         --          --
  Contributions.....................................       2.2       0.5        7.1         8.3
  Merger with SPX...................................     296.7        --         --          --
  Benefits paid.....................................     (33.4)    (41.5)      (7.1)       (8.3)
                                                        ------    ------    -------     -------
  Fair value of plan assets - end of year...........    $918.9    $633.8    $    --     $    --
                                                        ======    ======    =======     =======
Funded status at year-end...........................    $113.1    $145.8    $(158.5)    $ (84.0)
  Unamortized prior service cost....................       4.6       6.0      (10.0)      (12.6)
  Unrecognized net (gain) loss......................      44.3      (1.0)      (9.1)      (15.0)
  Unrecognized transition asset.....................     (12.8)    (19.2)        --          --
  Other.............................................       1.1        --        1.9          --
                                                        ------    ------    -------     -------
Prepaid (accrued) benefit cost......................    $150.3    $131.6    $(175.7)    $(111.6)
                                                        ======    ======    =======     =======
Amount recognized in the balance sheet consists of:
  Other assets......................................     146.4     128.8         --          --
  Accrued expenses and other liabilities............        --        --     (175.7)     (111.6)
  Accumulated other comprehensive income............       3.9       2.8         --          --
                                                        ------    ------    -------     -------
Net amount recognized...............................    $150.3    $131.6    $(175.7)    $(111.6)
                                                        ======    ======    =======     =======

     A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The minimum liability adjustment, less allowable intangible assets, net of tax benefit, is reported as other comprehensive income and accumulated to $2.4 and $1.7 as of December 31, 1998 and 1997, respectively.

     As part of the early retirement program offered and the work force reduction committed to in the fourth quarter of 1998 (see Note 4), the company recorded special termination benefits of $14.2, which is included in the fourth quarter 1998 special charge.

     During 1997, the company's accrued postretirement benefit cost was reduced by curtailment gains and settlement gains of approximately $7.9 related to the disposition of GSPG and the formation of EGS. The curtailment gain recognized on the disposition of GSPG is included in the gain on the sale (see Note 5). The

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

curtailment and settlement gains resulting from the formation of EGS were included in the investment in EGS.

     Net periodic pension benefit cost related to continuing operations included the following components:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
Service cost.............................................  $ 13.5    $ 11.7    $ 14.6
Interest cost............................................    37.4      32.8      32.7
Expected gain on assets..................................   (66.0)    (54.6)    (51.2)
Amortization of transition asset.........................    (6.4)     (6.6)     (6.6)
Amortization of unrecognized losses......................     0.4       0.2        --
Amortization of unrecognized prior service cost..........     1.4       1.8       1.7
                                                           ------    ------    ------
Net periodic pension benefit.............................  $(19.7)   $(14.7)   $ (8.8)
                                                           ======    ======    ======
Actuarial assumptions used were:
  Discount rate..........................................    6.75%     7.60%     7.60%
  Rate of increase in compensation levels................    5.00%     5.00%     5.00%
  Expected long-term rate of return on assets............    9.50%     9.50%     9.50%

     The net periodic postretirement benefit cost related to continuing operations included the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Service cost................................................  $ 0.4    $ 0.4    $ 0.6
Interest cost...............................................    7.1      6.2      6.0
Amortization of unrecognized losses.........................   (0.7)    (1.3)    (1.2)
Amortization of unrecognized prior service cost.............   (2.6)    (3.0)    (3.3)
                                                              -----    -----    -----
Net periodic postretirement costs...........................  $ 4.2    $ 2.3    $ 2.1
                                                              =====    =====    =====

     The accumulated postretirement benefit obligation was determined using the terms of the company's various plans, together with relevant actuarial assumptions and health care cost trend rates. The estimated annual rates ranged from 6.4% in 1998 and 6.1% in 1999, to 5.0% through the year 2007, and a weighted average discount rate of 6.75%.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1% INCREASE    1% DECREASE
                                                              -----------    -----------
Effect on total of service and interest costs...............     $1.4           $(1.2)
Effect on postretirement benefit obligation.................     $5.1           $(4.8)

RETIREMENT SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLAN

     Concurrent with the Merger, the company assumed the SPX KSOP plan ("Plan"), which provides benefits to a majority of domestic employees. These employees can contribute up to 15% of their earnings to the Plan, subject to certain limitations. The company matches a portion of the employee's contribution with

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

shares from the Plan's trust. During the fourth quarter of 1998, 0.015 shares were allocated to employees under the Plan. Compensation expense is recorded based upon the market value of shares as the shares are allocated to employees. In 1998, $0.8 was recorded as compensation expense. Employees may vote their allocated shares directly, while the KSOP trustee votes the unallocated shares in the trust proportionally on the same basis as the allocated shares voted. At December 31, 1998, there were 0.516 unallocated shares in the trust with a fair market value of $34.6. Beginning January 1, 1999, the GSX Savings and Stock Ownership Plan ("GSX Plan") was merged with the Plan.

     The company matched employee contributions, to the GSX Plan and other supplemental plans, in cash and common stock equal to a percentage of certain amounts contributed by employees. The company's contributions under these plans amounted to $23.7 in 1998, $13.2 in 1997 and $10.6 in 1996.

(8) INVENTORIES

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1998      1997
                                                                ------    ------
Finished goods..............................................    $115.5    $ 43.9
Work in process.............................................      66.2      38.3
Raw material and purchased parts............................     112.1      87.3
                                                                ------    ------
Total FIFO cost.............................................     293.8     169.5
Excess of FIFO cost over LIFO inventory value...............     (11.7)    (12.7)
                                                                ------    ------
                                                                $282.1    $156.8
                                                                ======    ======

     Inventories include material, labor and factory overhead costs, and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. Such inventories were $127.1 and $48.6 at December 31, 1998 and 1997, respectively. All other inventories are valued using the first-in, first-out ("FIFO") method. In 1997, a LIFO liquidation of $2.0 was included in the gain of GSPG. Additionally, $5.3 of the excess of FIFO cost over LIFO inventory value was transferred from GSEG to the investment in EGS. Progress payments, netted against work in process at year-end, were $15.2 in 1998 and $10.1 in 1997.

(9) CONTRACTS IN PROGRESS

     Prepaid expenses and other current assets include contracts in progress of $3.1 and $3.4 at December 31, 1998 and 1997, respectively. Contracts in progress represent revenue recognized on a percentage-of-completion basis over related progress billings of $2.3 and $60.5 at December 31, 1998 and 1997, respectively. Substantially all contracts in progress at year-end are billed during the subsequent year.

(10) INVESTMENT IN EGS

     In the third quarter of 1997, the company and Emerson Electric Co. formed EGS, a venture combining Emerson's Appleton Electric operations and the company's GSEG. The company contributed substantially all of the operating assets of GSEG in exchange for a 47.5% ownership in EGS. Annual 1996 revenues for GSEG were approximately $294.0. In October 1998, the company's ownership in EGS was reduced to 44.5% when the company received two businesses of EGS in a partial rescission of the original formation of EGS. Annual 1998 sales of these two businesses were approximately $75.0. The company recorded the original contribution and partial rescission at historical cost.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     The company accounts for its investment in EGS under the equity method of accounting. Effective January 1, 1998, the company began accounting for its investment in EGS on a three-month lag basis and, net of the effect of the returned businesses, recorded a $9.6 adjustment through retained earnings to reverse the fourth quarter 1997 equity earnings from this venture. EGS operates primarily in the United States, Canada and Mexico. EGS's results of operations for its fiscal year ended September 30, 1998 were as follows:

                                                                 1998
                                                                ------
Net sales...................................................    $542.1
Gross margin................................................     214.4
Net income..................................................      81.7

     EGS' pre-tax income for the quarter ended December 31, 1998 was not materially different than the pre-tax income earned the previous quarter.

     The company's equity in earnings of EGS was $40.2 and $11.8 for the years ended December 31, 1998 and 1997, respectively. The company's recorded investment in EGS was approximately $122.00 and $65.0 less than its ownership of EGS's net assets at December 31, 1998 and 1997, respectively. This difference is being amortized on a straight-line basis over an estimated economic life of 40 years.

     Condensed balance sheet information of EGS as of September 30, 1998 was as follows:

                                                                 1998
                                                                ------
Current assets..............................................    $200.4
Noncurrent assets...........................................     364.0
Current liabilities.........................................      72.7
Noncurrent liabilities......................................      34.3

(11) GOODWILL AND INTANGIBLE ASSETS

                                                                   DECEMBER 31,
                                                                ------------------
                                                                  1998       1997
                                                                --------    ------
Goodwill....................................................    $1,004.4    $298.0
Intangibles.................................................       306.9      34.3
                                                                --------    ------
                                                                 1,311.3     332.3
Accumulated amortization....................................       (91.8)    (68.0)
                                                                --------    ------
                                                                $1,219.5    $264.3
                                                                ========    ======

     Amortization of goodwill and intangibles was $19.5 in 1998, $14.6 in 1997 and $16.6 in 1996.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(12) ACCRUED EXPENSES

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1998      1997
                                                                ------    ------
Payroll and compensation....................................    $105.3    $ 53.5
Environmental and legal.....................................      31.3      25.3
Special charges, dispositions and special items.............      39.9       9.2
Other.......................................................     219.5      96.4
                                                                ------    ------
                                                                $396.0    $184.4
                                                                ======    ======

(13) INCOME TAXES

     Income (loss) from continuing operations before income taxes and the provision (benefit) for income taxes consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
Income (loss) before income taxes:
  United States........................................    $(53.7)   $236.0    $205.6
  Foreign..............................................       8.8      16.8      16.8
                                                           ------    ------    ------
                                                           $(44.9)   $252.8    $222.4
                                                           ------    ------    ------
Provision (benefit) for income taxes:
  Current:
     Federal...........................................    $  3.3    $ 74.3    $ 32.8
     Foreign...........................................       7.8       8.5       4.9
     State.............................................       5.2      16.0       7.6
                                                           ------    ------    ------
Total current..........................................      16.3      98.8      45.3
                                                           ------    ------    ------
  Deferred:
     Federal...........................................     (12.0)     17.5      34.2
     Foreign...........................................      (5.4)      0.5       1.9
     State.............................................      (2.1)      4.2       7.6
                                                           ------    ------    ------
Total deferred.........................................     (19.5)     22.2      43.7
                                                           ------    ------    ------
Total provision (benefit)..............................      (3.2)    121.0      89.0
Included in discontinued operation.....................        --      (1.5)       --
Included in cumulative effect of Accounting change.....        --       2.3        --
                                                           ------    ------    ------
From continuing operations.............................    $ (3.2)   $121.8    $ 89.0
                                                           ======    ======    ======

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the company's effective income tax rate is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                 1998     1997     1996
                                                                ------    -----    -----
Tax at U.S. federal statutory rate..........................    (35.0)%   35.0%    35.0%
State and local taxes, net of U.S. federal benefit..........      3.5      5.3      4.2
Foreign sales corporation...................................    (14.0)    (1.8)    (1.3)
Goodwill amortization.......................................     11.1      1.6      1.9
Income from Puerto Rican operations.........................     (2.0)    (0.2)    (0.2)
Foreign rates and foreign dividends.........................     (1.2)     0.6      0.4
Change in valuation allowance...............................      3.3     (0.9)      --
Disposition basis differences...............................     22.2      8.6       --
Other.......................................................      5.0       --       --
                                                                -----     ----     ----
                                                                 (7.1)%   48.2%    40.0%
                                                                =====     ====     ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1998       1997
                                                                -------    ------
Deferred tax assets:
  Acquired tax benefits and basis differences...............    $  17.1    $ 21.0
  Other postretirement and postemployment benefits..........       72.1      53.7
  Losses on dispositions and restructuring..................       17.4       4.0
  Inventories...............................................       20.9      16.2
  NOL and credit carryforwards..............................        9.4      21.2
  Other.....................................................       62.0      38.9
                                                                -------    ------
     Total deferred tax assets..............................      198.9     155.0
  Valuation allowance.......................................      (11.4)    (16.7)
                                                                -------    ------
     Net deferred tax assets................................      187.5     138.3
Deferred tax liabilities:
  Accelerated depreciation..................................       74.6      27.9
  Pension credits...........................................       60.8      49.1
  Basis difference in affiliates............................       75.0      43.0
  Intangibles recorded in Merger............................      104.0        --
  Other.....................................................       16.6      15.9
                                                                -------    ------
     Total deferred tax liabilities.........................      331.0     135.9
                                                                -------    ------
                                                                $(143.5)   $  2.4
                                                                =======    ======

     Included on the consolidated balance sheet are U.S. federal income tax refunds and receivables of $50.2 as of December 31, 1998.

     Realization of deferred tax assets associated with the net operating loss ("NOL") and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and, accordingly,

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance decreased in 1998 and 1997 by $5.3 and $13.3, respectively.

     Undistributed earnings of the company's foreign subsidiaries amounted to approximately $86.6 at December 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were distributed, the company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $7.8 would be payable upon remittance of all previously unremitted earnings at December 31, 1998.

(14) NOTES PAYABLE AND DEBT

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998       1997
                                                              --------    ------
Revolving Loan..............................................  $   35.0    $   --
Tranche A Loan..............................................     593.7        --
Tranche B Loan..............................................     598.5        --
Interim Loan................................................     200.0        --
6.1% Commercial paper.......................................        --     116.4
Medium-term Notes: $25.0 at 7.0% due 2000, $25.0 at 7.1% due
  2002......................................................      50.0      50.0
Industrial Revenue Bonds due 2000-2025......................      17.1      32.5
Other borrowings............................................      21.3      17.5
                                                              --------    ------
                                                               1,515.6     216.4
Less: Short-term borrowings and current maturities..........      49.1       9.0
                                                              --------    ------
                                                              $1,466.5    $207.4
                                                              ========    ======

     Aggregate maturities of total debt are $49.1 in 1999, $298.3 in 2000, $112.8 in 2001, $164.8 in 2002, $156.5 in 2003 and $734.1 thereafter.

     In connection with the Merger, the company obtained a $1,650.0 credit facility consisting of a six year, $600.0 Tranche A Loan ("Tranche A Loan"), an eight year, $600.0 Tranche B Loan ("Tranche B Loan"), an eighteen month, $200.0 Interim Term Loan ("Interim Loan") and a six year, $250.0 Revolving Facility ("Revolving Loan") collectively hereinafter referred to as the "New Credit Facility." On October 6, 1998, $1,400.0 was drawn on the New Credit Facility and was used to finance the cash portion of the Merger and to repay certain indebtedness of SPX and GSX and pay certain transaction costs (see Note 2).

     The New Credit Facility bears interest at variable rates using a calculated base borrowing rate ("Base Rate") or a Eurodollar Rate, plus the applicable margin. The applicable margin for the Tranche B Loan is 2.5% for Base Rate borrowings and 3.5% for Eurodollar Rate borrowings. The Tranche A Loan, Interim Loan and Revolving Loan have variable margins between 0.5% and 1.75% for Base Rate loans and 1.5% and 2.75% for Eurodollar Rate borrowings. The Revolving Loan also is subject to annual commitment fees of 0.25% to 0.5% on the unused portion of the facility. The variable margins and commitment fees are based on certain financial measurements of the company as defined in the New Credit Facility. Interest and principal is payable

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

quarterly. The company has effectively fixed the underlying Eurodollar rate at approximately 4.8% on $800.0 of indebtedness through interest rate protection agreements over the next three years. At December 31, 1998, the weighted average interest rate on outstanding debt under the New Credit Facility was 8.2%, reflecting the 4.8% fixed Eurodollar rate on $800.0.

     The New Credit Facility is secured by substantially all of the assets of the company (excluding EGS) and requires the company to maintain certain leverage and interest coverage ratios. The New Credit Facility also requires compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the company and its subsidiaries, sales of assets, the distribution of dividends, capital expenditures, mergers, acquisitions and dissolutions. Under the most restrictive of the financial covenants, the company will be required to maintain (as defined) a maximum debt to earnings before income taxes, depreciation and amortization ratio and a minimum interest coverage ratio beginning in March 1999 and becoming more restrictive thereafter.

     The agreement also provides a letter of credit facility, which is available for the issuance of standby letters of credit in an aggregate amount of $150.0. Standby letters of credit issued under this facility, $56.3 at December 31, 1998, reduce the aggregate amount available under the Revolving Loan commitment.

     The company also has a $20.0 swingline loan facility ("Swingline") to assist in managing daily cash requirements, none of which was outstanding at December 31, 1998. Loans under the Swingline bear interest at the Base Rate plus 1.75% at December 31, 1998.

(15) FINANCIAL INSTRUMENTS

FINANCIAL DERIVATIVES

     The company conducts its business in various foreign currencies. Accordingly, the company is subject to the typical currency risks and exposures that arise as a result of changes in the relative value of currencies. The risks are often referred to as transactional, commitment, translational and economic currency exposures. The company's risk management policy (the "Policy") stresses risk reduction and specifically prohibits speculation. The Policy's three basic objectives are to reduce currency risk on a consolidated basis, to protect the functional currency value of foreign currency-denominated cash flows and to reduce the volatility that changes in foreign exchange rates may present to operating income.

     The company utilizes natural hedges and offsets to reduce exposures and also combines positions to reduce the cost of hedging. The company entered into forward foreign exchange contracts to hedge net consolidated currency transaction exposure for periods consistent with the terms of the underlying transactions, extending through 1999. At December 31, 1998, the company had a notional amount of approximately $23.0 of such contracts outstanding.

     From time to time the company enters into various interest rate protection agreements to reduce the potential impact of increases in interest rates on floating rate long-term debt. At December 31, 1998, the company was a party to four interest rate swap agreements ("Swaps"), covering $800.0 of outstanding debt obligations and expiring in 2001, and three interest rate caps ("Caps"), covering an additional $200.0 of outstanding debt obligations and expiring in 1999. The Swaps entitle the company to receive from or require the company to pay to counterparties, on a quarterly basis, the amounts, if any, by which LIBOR varies from approximately 4.8%. The Caps place a LIBOR rate ceiling of 6.5% on the obligations covered.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and equivalents and receivables reported on the consolidated balance sheets approximates their fair value because of the short maturity of those instruments.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     The fair value of the company's debt instruments, based on borrowing rates available to the company at each yearend for similar debt, is not materially different than its carrying value.

     As collateral for performance on contracts and as credit guarantees to banks and insurers, the company is contingently liable under standby letters of credit in the amount of $56.3 and $104.3 at December 31, 1998 and 1997, respectively. The company pays fees to various banks for these letters of credit that were 2.95% per annum of their face value at December 31, 1998. If the company was required to obtain replacement standby letters of credit as of December 31, 1998 for those currently outstanding, it is the company's opinion that the replacement costs would not significantly vary from the present fee structure.

     At December 31, 1998, the company had a $7.3 unrealized gain related to the Swaps and the market value of the company's Caps was not material.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the company to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable and interest rate protection agreements.

     Cash and temporary investments are placed with various high quality financial institutions throughout the world and exposure is limited at any one institution. The company periodically evaluates the credit standing of these financial institutions.

     Concentrations of credit risk arising from trade accounts receivable are due to the company selling to a large number of customers in the industrial and motor vehicle industries, particularly in the United States. The company performs ongoing credit evaluations of its customers' financial conditions and does obtain collateral or other security when appropriate. No one customer accounts for more than 10% of the company's revenues.

     The company is exposed to credit losses in the event of nonperformance by counterparties to its interest rate protection agreements, but has no other off-balance-sheet credit risk of accounting loss. The company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

(16) COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

     The future minimum rental payments under leases with remaining non-cancelable terms in excess of one year are:

YEAR ENDING DECEMBER 31,
------------------------
1999........................................................  $17.7
2000........................................................   14.1
2001........................................................    7.6
2002........................................................    5.3
2003........................................................    3.4
Subsequent to 2003..........................................    4.7
                                                              -----
Total minimum payments......................................  $52.8
                                                              =====

     Total rent expense in 1998, 1997 and 1996 was $17.7, $19.2 and $20.3, respectively.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

GENERAL

     On April 11, 1996, the company was named as a defendant in an action filed in Federal Court for the Northern District of Illinois. Snap-on Incorporated, Snap-on Tools Company and Snap-on Technologies, Inc. v. Ronald J. Ortiz and SPX Corporation, No. 96C2138, U.S. District Court for the Northern District of Illinois. The Complaint contained seventeen counts, fifteen of which were directed to the company. Of the fifteen counts directed to the company, seven were related to the hiring in 1992 of a former officer of Sun Electric Corporation, five contained allegations of patent infringement and three sought a declaration of invalidity of patents held by the company. On June 28, 1996, the company filed an eight count counterclaim, containing three counts of patent infringement and five counts for declaration of invalidity of patents held by the Plaintiffs. These patents pertain to certain features related to performance test equipment manufactured by Sun, Snap-on and the company. At that time, the company also filed a motion to dismiss five of the counts of the Complaint related to the hiring of the former Sun executive. On October 23, 1996, four of those counts of the Complaint were dismissed, three with prejudice and one with leave to amend. Since that time, a further motion to dismiss one of those counts was filed and granted. Document discovery has proceeded and depositions have been conducted. In 1995 and 1997, the Plaintiffs initiated reexamination of the three company patents. The U.S. patent office has upheld the validity of the three company patents by issuing reexamination certificates on one of the patents in late 1998 and on the other two in early 1999. Neither the Complaint nor the counterclaim contain specific allegations of damages, however, the products affected by the patents at issue are significant for Sun, Snap-on and the company. Management expects that the claims against the company are without merit. Based on management's understanding of Sun and Snap-on products sold during the alleged infringement period, management believes that a reasonable value of the company's claims brought against Sun and Snap-on could be material to the future results of operations, cash flows and financial position of the company. Management intends to vigorously prosecute its claims. The company believes it should ultimately prevail on this litigation. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded. Refer to "Factors That May Affect Future Results" and " Safe Harbor for Forward Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain claims, including environmental matters, suits and complaints arising in the ordinary course of business, have been filed or are pending against the company and certain of its subsidiaries. In the opinion of management, such matters are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations, or cash flows of the company if disposed of unfavorably.

ENVIRONMENTAL MATTERS

     The company's operations and properties are subject to federal, state, local, and foreign regulatory requirements relating to environmental protection. It is the company's policy to comply fully with all such applicable requirements. As part of its effort to comply, the company has a comprehensive environmental compliance program which includes environmental audits conducted by internal and external independent professionals and regular communications with the company's operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, management believes that the company's operations are in substantial compliance with applicable environmental laws and regulations, and the company is not aware of any violation that could have a material adverse effect on the business, financial conditions, results of operations, or cash flows of the company. The company is engaged in site investigation and/or remediation at 33 company owned or controlled sites and estimates, based upon currently available information, that its aggregate probable remaining liability at these sites is approximately $61.5. There can be no assurance, however, that currently unknown matters, new laws and regulations,

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

or stricter interpretations of existing laws and regulations will not materially affect the company's business or operations in the future.

     In the case of contamination at offsite, non-owned facilities, the company has been notified that it is a potentially responsible party and has received other notices of potential liability pursuant to various environmental laws at 22 sites. Such laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. The persons include the present or former owner or operator of the site and companies that generated, disposed of, or arranged for the disposal of, hazardous substances at the site. The company is considered a "deminimis" potentially responsible party at most of the sites and estimates the aggregate probable remaining liability at these sites is approximately $3.5.

     The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of the company's responsibility. The company has estimated that costs of investigation and remediation for these matters will be approximately $65.0 overall and has included this amount in accrued liabilities in the accompanying balance sheet. It is at least reasonably possible, however, that a change in this estimate will occur. In management's opinion, after considering reserves established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on the company's business, financial condition, results of operations, or cash flows.

EXECUTIVE SEVERANCE AGREEMENTS

     The company's Board of Directors has adopted executive severance agreements, which create certain liabilities in the event of the termination of the covered executives following a change of control of the company. The aggregate commitment under these executive severance agreements should all six covered employees be terminated is approximately $19.7. Additionally, should a change in control occur, restrictions on any outstanding restricted stock, any outstanding stock options, unvested pension entitlements and the EVA Incentive Compensation Plan bonus bank would lapse.

(17) SHAREHOLDERS' EQUITY

PREFERRED STOCK

     None of the company's 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 1998.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

COMMON STOCK, TREASURY STOCK AND UNALLOCATED KSOP

     At December 31, 1998, authorized shares of common stock (par value $10.00) total 50.0 shares. Common shares issued, treasury shares, shares held in the KSOP trust, and shares outstanding are summarized in the table below.

                                                      COMMON              UNALLOCATED
                                                      STOCK    TREASURY      KSOP         SHARES
                                                      ISSUED    STOCK        TRUST      OUTSTANDING
                                                      ------   --------   -----------   -----------
BALANCE AT DECEMBER 31, 1995.......................   26.922    (6.263)         --        20.659
  Issued under incentive compensation and savings
     and stock ownership plans.....................      --      0.141          --         0.141
  Stock options exercise...........................   0.110                                0.110
  Conversion of subordinated notes(1)..............      --      0.611          --         0.611
                                                      ------    ------      ------        ------
BALANCE AT DECEMBER 31, 1996.......................   27.032    (5.511)         --        21.521
                                                      ------    ------      ------        ------
  Common stock reacquired(2).......................      --     (2.410)         --        (2.410)
  Issued under incentive compensation and savings
     and stock ownership plans.....................      --      0.042          --         0.042
  Stock options exercised..........................   0.160         --          --         0.160
  Conversion of subordinated notes(1)..............      --      0.396          --         0.396
                                                      ------    ------      ------        ------
BALANCE AT DECEMBER 31, 1997.......................   27.192    (7.483)         --        19.709
                                                      ------    ------      ------        ------
  Common stock reacquired(2).......................      --     (1.480)         --        (1.480)
  Stock options exercised..........................   0.057      0.013          --         0.070
  Merger of SPX and GSX(3).........................   7.986      4.371      (0.531)       11.826
  Other activity...................................   (0.065)       --       0.015        (0.050)
                                                      ------    ------      ------        ------
BALANCE AT DECEMBER 31, 1998.......................   35.170    (4.579)     (0.516)       30.075
                                                      ------    ------      ------        ------

---------------

(1) Conversion of 1.5 shares (.611 restated for exchange ratio) in 1996 and 1.0 shares (.396 restated for exchange ratio) of 5.75% convertible debt.

(2) In 1997 and 1998, the company repurchased shares in the market to offset shares issued in the redemption of the 5.75% convertible notes (1996 and 1997) and to use a portion of the cash proceeds from the sale of GSPG in 1997.

(3) Includes treasury stock and unallocated KSOP shares valued at $62.57 per share as of the Merger Date.

SPX STOCK COMPENSATION PLANS

     At the time of the Merger, the company adopted SPX's pre-existing stock compensation plans.

     Under the 1992 Stock Compensation Plan, as amended in October 1998, up to
3.0 shares of the company's common stock may be granted to key employees and 1.1 such shares are available for grant at December 31, 1998. Awards of stock options, stock appreciation rights ("SAR"), performance units and restricted stock may be made under the Plan although no more than 0.2 shares may be granted in the form of restricted stock.

     Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options, vest 50% after two years and 100% after three years, and expire no later than 10 years from the date of grant. The option price per share may be no less than the fair market value of the common stock of the company on the date of grant. Upon exercise, the employee has the option to surrender shares at current value

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired.

     No SARs or performance units have been granted under this plan.

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

     Under the 1997 Non-employee Directors Compensation Plan, up to 0.075 shares of common stock have been reserved for issuance (of which 0.048 shares remain as of December 31, 1998).

GSX STOCK INCENTIVE PROGRAM

     Prior to the Merger, GSX had a stock incentive program whereby executive officers and designated employees were granted restricted stock and options to purchase shares of company common stock. The only compensation expense recorded under this program was related to restricted stock awards and aggregated $1.0 in both 1998 and 1997.

     The following table shows the GSX option and restricted stock activity from the period December 31, 1995 through the Merger Date and has not been restated for the exchange ratio:

                                                             OPTIONS           RESTRICTED STOCK
                                                       -------------------    -------------------
                                                                 WEIGHTED-              WEIGHTED-
                                                                  AVERAGE                AVERAGE
                                                                 EXERCISE               EXERCISE
                                                       SHARES      PRICE      SHARES      PRICE
                                                       ------    ---------    ------    ---------
Outstanding at December 31, 1995...................     2.358     $31.30         --      $   --
Granted............................................     0.456      41.26         --          --
Exercised..........................................    (0.312)     26.71         --          --
Terminated.........................................    (0.088)     31.42         --          --
                                                       ------     ------      -----      ------
Outstanding at December 31, 1996...................     2.414     $33.73         --          --
Granted............................................     0.532      43.09      0.012       40.31
Exercised..........................................    (0.418)     27.20         --          --
Terminated.........................................    (0.109)     36.81         --          --
                                                       ------     ------      -----      ------
Outstanding at December 31, 1997...................     2.419     $36.70      0.012       40.31
Granted............................................     0.482      38.86      0.025       43.50
Exercised..........................................    (0.119)     32.19         --          --
Terminated.........................................    (0.492)     45.04         --          --
                                                       ------     ------      -----      ------
Outstanding at October 6, 1998.....................     2.290     $35.60      0.037      $42.47
                                                       ======     ======      =====      ======

     Of the total options outstanding, 1.3 and 1.4 were exercisable with weighted-average exercise prices of $32.91 and $31.13 at December 31, 1997 and 1996, respectively.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

MERGER

     As of the Merger and due to the change of control, all outstanding unvested restricted stock and outstanding options were settled for $45, except options with exercise prices greater then $45. Such options were canceled. The following table shows activity from the Merger Date through December 31, 1998:

                                                                        WEIGHTED-
                                                                         AVERAGE
                                                                        EXERCISE
                                                              SHARES      PRICE
                                                              ------    ---------
GSX options outstanding at October 6, 1998..................   2.290     $ 35.60
Settlement of GSX options...................................  (2.290)     (35.60)
SPX options outstanding on Merger Date......................   2.581       63.08
Options granted.............................................   0.222       40.07
                                                              ------     -------
Options outstanding at December 31, 1998....................   2.803     $ 61.26
                                                              ------     -------
Exercisable at December 31, 1998............................   0.369     $ 45.12
                                                              ======     =======

     Stock options outstanding and exercisable at December 31, 1998 and related weighted average price and life information follows:

                                                     OPTIONS OUTSTANDING         EXERCISABLE OPTIONS
                                               -------------------------------   --------------------
                                                        REMAINING    EXERCISE               EXERCISE
                  RANGE OF                              LIFE-YEARS     PRICE                 PRICE
               EXERCISE PRICES                 SHARES   (WTD AVE)    (WTD AVE)   SHARES    (WTD AVE)
               ---------------                 ------   ----------   ---------   -------   ----------
$14.125-$30.00...............................  0.188       6.38       $16.52      0.150      $16.58
$30.125-$45.00...............................  0.478       9.37       $39.84      0.041      $41.88
$45.75 -$59.185..............................  0.306       8.93       $47.26      0.023      $50.52
$60.00 -$90.00...............................  1.831       9.07       $73.78      0.155      $73.05

     The following table is for informational purposes only and includes the historical SPX stock options and restricted stock granted under the 1992 Stock Compensation Plan, stock options granted under the 1997 Non-employee Directors Compensation Plan, and stock options and restricted stock granted outside of these plans. Stock options granted outside of the plans were issued at the discretion of the board of directors, had exercise prices equal to or in excess of the market price of SPX's common stock and vest after five years.

                                              1998                 1997                 1996
                                       ------------------   ------------------   ------------------
                                                WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                 AVERAGE              AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE             EXERCISE
                                       SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                       ------   ---------   ------   ---------   ------   ---------
                                                               (UNAUDITED)
Outstanding at beginning of year.....   2.167    $57.97      0.863    $15.62      1.011    $15.48
Options granted......................   0.814     64.13      1.629     55.59      0.300     15.94
Options exercised....................  (0.379)    17.59     (0.284)    18.48     (0.450)    14.92
Surrendered/canceled.................  (0.021)              (0.041)               0.002
                                       ------               ------               ------
Outstanding at End of year(1)........   2.581    $63.08      2.167    $57.97      0.863    $15.62
                                       ======    ======     ======    ======     ======    ======
Exercisable at End of year(1)........   0.363    $44.73      0.504    $16.10      0.659    $15.91
Restricted Stock granted(1)..........   0.005                0.020                   --

---------------

(1) As of the Merger Date for 1998

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

PRO FORMA RESULTS -- "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS NO. 123)

     The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for stock options issued. Had compensation cost for the company's stock options been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the accounting provisions of SFAS No. 123, the company's net income (loss) and income (loss) per share would have resulted in the pro forma amounts indicated below:

                                                            1998      1997      1996
                                                           ------    ------    ------
Net income (loss) -- as reported.......................    $(41.7)   $129.6    $133.4
Net income (loss) -- pro forma.........................     (39.0)    128.0     132.5
Basic:
  Income (loss) per share -- as reported...............    $(1.94)   $ 6.16    $ 6.41
  Income (loss) per share -- pro forma.................     (1.81)     6.09      6.36
Diluted:
  Income (loss) per share -- as reported...............    $(1.94)   $ 6.15    $ 6.25
  Income (loss) per share -- pro forma.................     (1.81)     6.07      6.05

     The application of SFAS No. 123 resulted in a lower pro forma net loss in 1998, because some of the expense recorded when the GSX options were repurchased upon the Merger had, on a pro forma basis, been recognized prior to 1998.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       DIVIDEND     EXPECTED       RISK FREE      EXPECTED      EXPECTED
YEAR OF GRANT                           YIELD      VOLATILITY    INTEREST RATE    VESTING %    OPTION LIFE
-------------                          --------    ----------    -------------    ---------    -----------
1998...............................      0.00%       0.322           5.60%            75%        6 Years
1997...............................      2.40%       0.233           5.71%           100%        5 Years
1996...............................      2.54%       0.235           4.77%           100%        5 Years

     The weighted-average fair value of options granted during 1997 and 1996 was $10.85 and $9.08, respectively, and $17.46 for options granted during the fourth quarter of 1998.

SHAREHOLDER RIGHTS PLAN

     Subsequent to the Merger, and pursuant to a pre-existing Shareholder Rights Agreement, each share of common stock carries one preferred stock purchase right. Each right entitles the holder, upon the occurrence of certain events, to purchase one one-thousandth of a share of a new series of junior participating preferred stock for $200 per share. Furthermore, if the company is involved in a merger or other business combination at any time after the rights become exercisable, the rights will entitle the holder to buy the number of shares of common stock of the acquiring company having a market value of twice the then current exercise price of each right. Alternatively, if a 20% or more shareholder acquires the company by means of a reverse merger in which the company and its stock survive, or engages in self-dealing transactions with the company, or if any person acquires 20% or more of the company's common stock, then each right not owned by a 20% or more shareholder will become exercisable for the number of shares of common stock of the company having a market value of twice the then current exercise price of each right. The rights, which do not have voting rights, expire on June 25, 2006, and may be redeemed by the company at a price of $.01 per right at any time prior to

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

any person or affiliated group of persons acquires 20% or more of the company's common stock. The prior GSX Shareholder Rights Plan was discontinued upon the Merger.

EARNINGS PER SHARE

     The following table sets forth the computation of diluted earnings per share from continuing operations:

                                                  YEAR ENDED DECEMBER 31,
                                                  ------------------------
                                                   1998     1997     1996
                                                  ------   ------   ------
Numerator:
  Income (loss) from continuing operations......  $(41.7)  $131.0   $133.4
  Effect of dilutive securities:
     5.75% convertible subordinated notes(1)....      --      0.2      3.5
                                                  ------   ------   ------
  Income available to common shareholders.......  $(41.7)  $131.2   $136.9
                                                  ======   ======   ======
Denominator (shares in millions):
  Weighted-average shares outstanding...........  21.546   21.028   20.819
  Effect of dilutive securities:
     Employee stock options(2)..................      --    0.101    0.092
  5.75% convertible subordinated notes(1).......      --    0.002    1.053
     Restricted stock compensation Contingent
       restricted stock awards..................      --   (0.036)  (0.049)
                                                  ------   ------   ------
     Other......................................      --    0.067    1.096
                                                  ------   ------   ------
     Adjusted weighted-average shares and
       Assumed conversions......................  21.546   21.095   21.915
                                                  ------   ------   ------

---------------

(1) On December 12, 1996, the company called for the redemption of its $100.0 5.75% convertible subordinated notes. As of December 31, 1996, notes with a face value of $57.4 had been converted into 1.5 shares of GSX common stock (before adjustment for the Merger), with an additional $39.6 converted into
    1.0 shares of GSX's common stock (before adjustment for the Merger), on January 2, 1997. The balance of the notes were redeemed for cash in early 1997.

(2) In computing weighted average shares outstanding for diluted earnings per share for the year ended December 31, 1998, common stock equivalents resulting from stock options outstanding of 0.2 shares were not included as they would have been anti-dilutive to the earnings per share calculation.

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(18) QUARTERLY RESULTS (UNAUDITED)

                                      FIRST            SECOND             THIRD              FOURTH
                                 ---------------   ---------------   ---------------    -----------------
                                  1998     1997     1998     1997     1998     1997      1998       1997
                                 ------   ------   ------   ------   ------   ------    -------    ------
Revenues......................   $374.4   $505.6   $401.7   $539.6   $409.9   $475.7    $ 639.4    $433.7
Gross margin..................    125.6    165.0    144.7    181.1    138.4    144.5      144.8     150.4
Income (loss) from continuing
  operations..................     23.4     24.3     30.8     34.4     24.1     36.0(1)  (120.0)(2)   36.3(3)
Discontinued operations.......       --       --       --       --       --      2.3         --        --
Cumulative effect of
  accounting change...........       --       --       --       --       --       --         --      (3.7)
Net income (loss).............   $ 23.4   $ 24.3   $ 30.8   $ 34.4   $ 24.1   $ 38.3    $(120.0)   $ 32.6
Basic income (loss) per share
  of common stock (4):
  Continuing operations.......   $ 1.20   $ 1.11   $ 1.68   $ 1.64   $ 1.32   $ 1.71    $ (3.99)   $ 1.79
  Discontinued operations.....       --       --       --       --       --     0.11         --        --
  Cumulative effect of
     accounting change........       --       --       --       --       --       --                (0.18)
  Net income (loss)...........   $ 1.20   $ 1.11   $ 1.68   $ 1.64   $ 1.32   $ 1.82    $ (3.99)   $ 1.61
Diluted income (loss) per
  share of common stock (4):
  Continuing operations.......   $ 1.19   $ 1.11   $ 1.67   $ 1.63   $ 1.32   $ 1.70    $ (3.99)   $ 1.79
  Discontinued operations.....       --       --       --       --       --     0.11         --        --
  Cumulative effect of
     accounting change........       --       --       --       --       --       --         --     (0.18)
  Net income (loss)...........   $ 1.19   $ 1.11   $ 1.67   $ 1.63   $ 1.32   $ 1.81    $ (3.99)   $ 1.61

---------------
Note: The sum of the quarters' earnings per share may not equal the full year per share amounts.

(1) Included a $63.7 gain on sale of GSPG and $14.1 of one-time charges for asset valuations, restructuring charges and other matters.

(2) Included a $101.7 special charge (see Note 4) and $102.7 of other one-time charges. The other one-time charges included environmental charges related to the Merger and restructuring actions, the write down of goodwill of a business held for sale to its net realizable value, the write off of in-process technology as a result of the purchase accounting valuation of SPX, and other costs related to the integration of GSX into SPX.

(3) Includes a $10.0 gain on settlement of patent litigation and the sale of related patents, a $9.0 gain on sale of an investment in Mexico and a $13.8 special charge for asset valuations, lease termination costs and other matters.

(4) Earnings per share prior to the Merger Date have been adjusted by the Merger Exchange Ratio of 0.4186.

                          INDEPENDENT AUDITORS' REPORT

The Board of Members
  EGS Electrical Group, LLC:

     We have audited the accompanying consolidated balance sheet of EGS Electrical Group, LLC and subsidiaries as of September 30, 1998, and the related consolidated statements of income, members' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EGS Electrical Group, LLC and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          KPMG LLP

St. Louis, Missouri
November 10, 1998

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                         YEAR ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

Net sales...................................................    $ 542,066
Cost of goods sold..........................................     (327,693)
Selling, general, and administrative expenses...............     (120,734)
Other deductions, net.......................................       (8,928)
                                                                ---------
Income before income tax expense............................       84,711
Income tax expense..........................................       (3,054)
                                                                ---------
  Net income................................................    $  81,657
                                                                =========

          See accompanying notes to consolidated financial statements.

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET -- ASSETS
                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

CURRENT ASSETS:
Cash and cash equivalents...................................    $     --
Accounts receivable, less allowances of $8,813..............      83,377
Due from affiliated companies...............................      32,264
Inventories
  Finished goods............................................      41,641
  Raw materials and work in process.........................      41,371
                                                                --------
     Total inventories......................................      83,012
Other current assets........................................       1,789
                                                                --------
     Total current assets...................................     200,442

PROPERTY, PLANT, AND EQUIPMENT:
Land........................................................       2,139
Buildings and improvements..................................      23,123
Machinery and equipment.....................................     101,402
Construction in progress....................................      16,607
                                                                --------
                                                                 143,271

Less accumulated depreciation...............................      62,461
                                                                --------
     Net property, plant, and equipment.....................      80,810
Goodwill, less accumulated amortization of $9,605...........     282,768
Other assets................................................         471
                                                                --------
                                                                $564,491
                                                                ========

          See accompanying notes to consolidated financial statements.

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEET -- LIABILITIES & EQUITY
                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

CURRENT LIABILITIES:
Trade accounts payable......................................    $ 24,182
Income taxes payable........................................         808
Due to affiliated companies.................................       4,433
Accrued employee compensation...............................       7,649
Accrued sales rebates.......................................       6,270
Accrued expenses............................................      19,594
Deferred income taxes.......................................         104
Short-term borrowings -- affiliate..........................       9,693
                                                                --------
     Total current liabilities..............................      72,733
Interest-bearing obligation.................................      16,580
Long-term debt..............................................       3,500
Other liabilities...........................................      14,229
                                                                --------
     Total liabilities......................................     107,042
MEMBERS' EQUITY:
Additional paid-in capital..................................     388,554
Retained earnings...........................................      71,358
Cumulative translation adjustments..........................      (2,463)
                                                                --------
Total members' equity.......................................     457,449
                                                                --------
                                                                $564,491
                                                                ========

          See accompanying notes to consolidated financial statements.

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                         YEAR ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

                                                    ADDITIONAL
                                                     PAID IN     RETAINED   TRANSLATION
                                                     CAPITAL     EARNINGS   ADJUSTMENT     TOTAL
                                                    ----------   --------   -----------   --------
Balance at September 30, 1997....................    $388,554    $  4,251     $  (486)    $392,319
Distribution to members..........................          --     (14,550)         --      (14,550)
Cumulative translation adjustment................          --          --      (1,977)      (1,977)
Net income.......................................          --      81,657          --       81,657
                                                     --------    --------     -------     --------
Balance at September 30, 1998....................    $388,554    $ 71,358     $(2,463)    $457,449
                                                     ========    ========     =======     ========

          See accompanying notes to consolidated financial statements.

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 81,657
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Gain on sales of equipment................................       (90)
  Depreciation and amortization.............................    17,464
  Changes in operating working capital, net of acquired
     businesses:
     Increase in receivables, net of reserves...............   (38,785)
     Decrease in inventories................................     2,820
     Decrease in other current assets.......................     3,039
     Decrease in payables...................................   (10,605)
     Increase in accrued expenses...........................       582
                                                              --------
  Net cash provided by operating activities.................    56,082
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (18,292)
Purchase of businesses, net of cash.........................   (32,946)
                                                              --------
  Net cash used in investing activities.....................   (51,238)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings...........................     9,693
Distribution to members.....................................   (14,550)
                                                              --------
  Net cash used in financing activities.....................    (4,857)
  Net decrease in cash and cash equivalents.................       (13)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................        13
                                                              --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............        --
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $     --
                                                              ========

          See accompanying notes to consolidated financial statements.

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     EGS Electrical Group, LLC (EGS) was created on September 15, 1997 by combining the electrical groups of Emerson Electric Co. (Emerson) and General Signal, Inc. (General Signal). Emerson holds 52.5% of equity and General Signal holds 47.5%. General Signal subsequently merged with SPX Corporation (SPX), with SPX becoming the minority member.

     EGS and subsidiaries (the Company) operates offices, plants, and warehouses in fifteen states and five foreign countries and is engaged in the manufacture of electrical fittings, enclosures, controls and industrial lighting; transformers, power conditioning, power protection and power supplies; emergency and exit lighting, ILS systems; signaling devices; resistance wire electrical heating cable, and pipe tracing cable; and a variety of electrical heating products. Approximately 15% of the Company's assets are located outside the United States, primarily in Canada and France.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of EGS and its controlled affiliates. All significant intercompany transactions, profits, and balances are eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's non-U.S. subsidiaries is the local currency. Adjustments resulting from the translation of financial statements are reflected as a separate component of members' equity.

CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with original maturities of three months or less.

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined using the "first in, first out" method for all inventories.

PROPERTY, PLANT, AND EQUIPMENT

     The Company records investments in land, buildings, and machinery and equipment at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Useful lives are 12 years for machinery and equipment, and 40 years for buildings and improvements.

EXCESS OF COST OVER NET ASSETS OF PURCHASED BUSINESSES

     Assets and liabilities related to business combinations accounted for as purchase transactions are recorded at their respective fair value. The excess of cost over net assets of purchased businesses is amortized on a straight-line basis over the expected periods of benefit, not exceeding 40 years. Long-lived assets are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future undiscounted cash flows of the related assets are less than their carrying values.

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

INCOME TAXES

     The Company does not pay United States federal income taxes. Federal taxes are paid at the member level. The Company does pay some state income taxes in those states that do not follow the federal treatment of Limited Liability Corporations (LLC) and foreign taxes are paid on income attributable to the foreign entity. Income taxes paid during the year ended September 30, 1998 were $801.

REVENUE RECOGNITION

     The Company recognizes nearly all of its revenues through the sale of manufactured products as shipped.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) ACQUISITIONS

     On June 1, 1998, the Company acquired Easy Heat, Inc., a company that designs and manufactures freeze protection and electrical heating products, (Easy Heat) for approximately $23,800 in cash. Easy Heat has plants in Indiana and Canada and sales offices in Holland and Poland. The fair value of assets acquired and liabilities assumed were $21,222 and $7,341, respectively, with $9,950 of goodwill recorded.

     On July 1, 1998, the Company acquired ATX, SA, a French manufacturer of IEC hazard location lighting and related products, for approximately $25,680, $16,580 of which was deferred and is payable in 2001. The fair value of assets acquired and liabilities assumed were $8,805 and $1,503, respectively, with $18,235 of goodwill recorded.

     The acquisitions were accounted for using the purchase method of accounting. The results of operations of these businesses have been included in the Company's consolidated results of operations since the respective dates of the acquisitions. Had Easy Heat and ATX, SA been acquired as of the beginning of the period, the unaudited pro forma net sales for the Company would have been $580,533 and the unaudited pro forma net income would not have been significantly different from reported amounts.

(3) RELATED-PARTY TRANSACTIONS

     During the regular course of business, the Company enters into arms-length purchase and sales transactions with other companies affiliated with Emerson, General Signal, and SPX and participates in cash pooling with certain of these affiliated companies. At September 30, 1998, the Company had receivables from and payables to such related parties totaling $25,245 and $4,433, respectively. In addition, the Company was indebted to an affiliated company in the amount of $9,693 for a promissory note, payable upon demand. The promissory note was issued in connection with the acquisition of Easy Heat. The interest is payable quarterly at the Canadian Dollar Bankers' Acceptance rate plus 5 basis points and resets every 90 days. As of September 30, 1998, the interest rate was 5.05%. Net interest income from affiliated companies for the fiscal year ended September 30, 1998 was $1,220.

     For the year ended September 30, 1998, the Company paid $2,020 for management services performed by Emerson.

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

(4) SHORT-TERM BORROWINGS -- AFFILIATE

     Short-term borrowings at September 30, 1998 consist of a promissory note, payable upon demand in the amount of $9,693 issued by an affiliate of the Company in connection with the acquisition of Easy Heat. The interest is payable quarterly at the Canadian Dollar Bankers' Acceptance rate plus 5 basis points and resets ever 90 days. As of September 30, 1998, the interest rate was 5.05%.

(5) INTEREST-BEARING OBLIGATION

     Interest-bearing obligation at September 30, 1998 represents a deferred obligation arising from the acquisition of ATX, SA which is payable to the seller in 2001. At September 30, 1998, the applicable interest rate was 3.60%.

(6) LONG-TERM DEBT

     Long-term debt at September 30, 1998 consists of a 5.625% Industrial Revenue Bond (IRB) in the amount of $3,500, due December 1, 2002. Interest is payable semiannually. Total interest paid related to long-term debt and other interest-bearing obligations during the year ended September 30, 1998 was $487.

(7) FINANCIAL INSTRUMENTS

     The fair value of the Company's short-term financial instruments approximate their carrying value due to their short-term nature. The fair value of the Company's long-term debt approximates its carrying value, as the interest rate is materially consistent with the rate that could be obtained as of September 30, 1998.

(8) RETIREMENT PLANS

     The Company has various defined benefit pension plans covering substantially all of its U.S. employees. Benefits are based on years of service for the Company, including years of service for Emerson and General Signal, and compensation. The cost of the plans is being funded currently. The actuarial present value of benefit obligations and the funded status of the Company's defined benefit pension plans as of September 30, 1998 follow:

Vested benefit obligation...................................    $(3,050)
                                                                =======
Accumulated benefit obligation..............................    $(3,775)
                                                                =======
Projected benefit obligation................................     (8,330)
Plan assets at fair value (primarily corporate equity and
  fixed income securities)..................................        140
                                                                -------
Projected benefit obligation in excess of plan assets.......     (8,190)
Unrecognized net loss.......................................        245
Prior service cost not yet recognized in net periodic
  pension cost..............................................        555
                                                                -------
Accrued pension liability...................................     (7,390)
Additional minimum liability................................       (600)
                                                                -------
Accrued pension liability included in the consolidated
  balance sheet.............................................    $(7,990)
                                                                =======

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

     Net pension cost for the year ended September 30, 1998 follows:

Service cost................................................    $2,170
Interest cost...............................................       400
                                                                ------
Net pension cost............................................    $2,570
                                                                ======

     As of September 30, 1998, the assumed discount rate, rate of increase in compensation levels, and expected long-term rate of return on plan assets used in the actuarial calculations were, respectively, 7.5%, 4.0%, and 9.0%.

(9) POSTRETIREMENT PLANS

     The Company sponsors unfunded defined benefit health care plans that provide postretirement medical benefits to U.S. retirees and their dependents. The actuarial present value of accumulated postretirement benefit obligations as of September 30, 1998 follows:

Fully eligible active plan participants.....................    $(2,919)
Other active plan participants..............................     (2,563)
                                                                -------
Accumulated postretirement benefit obligation...............     (5,482)
Unrecognized net loss.......................................        193
                                                                -------
Accrued postretirement benefit cost included in other
  liabilities...............................................    $(5,289)
                                                                =======

     Net periodic postretirement benefit cost for the year ended September 30, 1998 include the following components:

Service cost................................................    $199
Interest cost...............................................     368
                                                                ----
Net periodic postretirement benefit cost....................    $567
                                                                ====

     As of September 30, 1998, the assumed discount rate used in measuring the obligation was 7.25%; the initial assumed health care cost trend rate was 7.0%, declining to 4.5% in the year 2004.

     An increase in the assumed health care cost trend for each year by one percentage point would increase the projected benefit obligation as of September 30, 1998 by $128 and increase the net postretirement benefit cost for the year ended September 30, 1998 by $13.

(10) SUBSEQUENT EVENTS

     On October 5, 1998, the Company distributed two units to the minority member and Emerson's ownership increased by 3%. The units had combined 1998 annual sales of approximately $83,500 and income before income tax expense of approximately $4,500.

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

          See Part I of this Form 10-K at page 9.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Peter H. Merlin, a Director of the company, is a Partner in the law firm of Gardner, Carton & Douglas which the company has retained in 1998 and many prior years and anticipates retaining in 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

        1. All financial statements. See Index to Consolidated Financial Statements on page 23 of this Form 10-K.

        2. Financial Statement Schedules. None required. See page 23 of this Form 10-K.

        3. Exhibits

           ITEM NO.                              DESCRIPTION
           --------                              -----------
               2(i)      Agreement and Plan of Merger among SPX Corporation, SAC
                         Corp. and General Signal Corporation, dated as of July 19,
                         1998, incorporated herein by reference from the company's
                         Form S-4 Registration Statement 333-60853, filed on July 20,
                                                            1998.
               3(i)      Restated Certificate of Incorporation, as amended, dated
                         June 12, 1998, incorporated herein by reference from the
                         company's Quarterly Report on Form 10-Q, file No. 1-6948,
                         for the quarter ended June 30, 1998.
                (ii)     Certificate of Ownership and Merger dated April 25, 1988,
                         incorporated herein by reference from the company's Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1988.
                (iii)    By-Laws as amended through October 25, 1995, incorporated
                         herein by reference from the company's Quarterly Report on
                         Form 10-Q, file No. 1-6948, for the quarter ended September
                         30, 1995.
               4(i)      Credit Agreement between SPX Corporation and Chase Manhattan
                         Bank, as agent for the banks named therein, dated as of
                         October 6, 1998, incorporated herein by reference from the company's Quarterly Report on Form 10-Q, file No. 1-6948,
                         for the quarter ended September 30, 1998.
                (ii)     Copies of the instruments with respect to the company's
                         other long-term debt are available to the Securities and
                         Exchange Commission upon request.
                (iii)    Rights Agreement, dated as of June 25, 1996 between the
                         company and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain
                         circumstances, incorporated herein by reference from the
                         company's Registration Statement on Form 8-A file on June
                         26, 1996.
                (iv)     Amendment No. 1 to Rights Agreement, effective October 22,
                         1997, between SPX Corporation and The Bank of New York,
                         incorporated herein by reference from the company's
                         Registration Statement on Form 8A, filed on January 9, 1998.
              10(i)      Sealed Power Corporation Executive Performance Unit Plan,
                         incorporated herein by reference from the company's
                         Amendment No. 1 on Form 8 to the Annual Report on Form 10-K,
                         file No. 1-6948, for the year ended December 31, 1988.
                (ii)     SPX Corporation Retirement Plan for Directors, as amended
                         and restated, incorporated herein by reference from the
                         company's Amendment No. 1 on Form 8 to the Annual Report on
                         Form 10-K, file No. 1-6948, for the year ended December 31,
                         1988.
                (iii)    SPX Corporation Supplemental Retirement Plan for Top
                         Management, as amended and restated, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to
                         the Annual Report on Form 10-K, file No. 1-6948, for the
                         year ended December 31, 1988.
                (iv)     SPX Corporation Excess benefit Plan No. 3, as amended and
                         restated, incorporated herein by reference from the
                         company's Amendment No. 1 on Form 8 to the Annual Report on
                         Form 10-K, file No. 1-6948, for the year ended December 31,
                         1988.

           ITEM NO.                              DESCRIPTION
           --------                              -----------
                (v)      SPX Corporation Executive Severance Agreement, incorporated herein by reference from the company's Amendment No. 1 on
                         Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1988.
                (vi)     SPX Corporation Trust Agreement for Supplemental Retirement
                         Plan for Top Management, Excess Benefit Plan No. 3, and
                         Retirement Plan for Directors, incorporated herein by
                         reference from the company's Amendment No. 1 on Form 8 to
                         the Annual Report on Form 10-K, file No. 1-6948, for the
                         year ended December 31, 1988.
                (vii)    SPX Corporation Trust Agreement for Participants in
                         Executive Severance Agreements, Special Separation Pay Plan
                         for Corporate Staff Executive Personnel Agreements and
                         Special Separation Pay Plan for Corporate Staff Management
                         and Administrative Personnel Agreements, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the
                         year ended December 31, 1988.
                (viii)   SPX Corporation Stock Compensation Plan Limited Stock
                         Appreciation Rights Award, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1988.
                (ix)     SPX Corporation Stock Ownership Plan, incorporated herein by reference from the company's Current Report on Form 8-K,
                         file No. 1-6948, filed on July 26, 1989.
                (x)      SPX Corporation Stock Ownership Trust, incorporated herein by reference from the company's Current Report on Form 8-K, file No. 1-6948, filed on July 26, 1989.
                (xi)     SPX Corporation 1992 Stock Compensation Plan, incorporated herein by reference from Exhibit 10(iii)(n) to the company's
                         Annual Report on Form 10-K, file No. 1-6948, for the year
                         ended December 31, 1992.
                (xii)    SPX Corporation Supplemental Employee Stock Ownership Plan,
                         incorporated herein by reference from the company's Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1990.
                (xiii)   Employment agreement, and related Nonqualified Stock Option
                         Agreement and Restricted Shares Agreement, between SPX
                         Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to the company's Annual
                         Report on Form 10-K, file 6948, for the year ended December
                         31, 1995.
                (xiv)    Employment agreement between SPX Corporation and John B.
                         Blystone dated as January 1, 1997, incorporated herein by
                         reference to the company's Annual Report on Form 10-K, file
                         No. 1-6948, for the year end December 31, 1996.
                (xv)     SPX Corporation 1997 Non-Employee Director's Compensation
                         Plan, incorporated herein by reference from Exhibit A to the
                         Proxy Statement contained in the Company's Schedule 14A,
                         file No. 16948, filed on March 25, 1997.
                (xvi)    SPX Corporation Supplemental Retirement Savings Plan for Top
                         Management, incorporated herein by reference from the
                         company's Form S-4 Registration Statement 333-60853, filed on July 20, 1998.
              11         Statement regarding computation of earnings per share. See
                         Consolidated Statements of Income, page    of this Form
                         10-K.
              21         Subsidiaries.
            23.1         Consent of Arthur Andersen LLP.
            23.2         Consent of Ernst & Young LLP.
            23.3         Consent of KPMG LLP
              27         Financial data schedules.

     (b) Reports on Form 8-K.

          The company, on October 5, 1998, filed Form 8-K which provided information regarding the shareholders' approval of the merger of SPX Corporation and General Signal Corporation.

          The company, on October 9, 1998, filed Form 8-K which provided information regarding the completion of the merger of SPX Corporation and General Signal Corporation.

          The company, on November 5, 1998, filed Form 8-K/A that amended its Form 8-K, dated October 9, 1998, providing financial statements and Pro Forma financial information regarding the merger of SPX Corporation and General Signal Corporation.

          The company, on January 6, 1999, filed Form 8-K which provided information regarding a fourth quarter charge to restructure the former General Signal operations, to close the General Signal headquarters facility, and for other items.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1999.

                                            SPX CORPORATION
                                            (Registrant)

                                            By    /s/ PATRICK J. O'LEARY
                                             -----------------------------------
                                                     Patrick J. O'Leary
                                                   Vice President Finance,
                                                Treasurer and Chief Financial
                                                            Officer

                                            By     /s/ MICHAEL S. KELLY
                                             -----------------------------------
                                                      Michael S. Kelly
                                                   Director of Finance and
                                                  Chief Accounting Officer

                               POWER OF ATTORNEY

     The undersigned officers and directors of SPX Corporation hereby severally constitute John B. Blystone, Christopher J. Kearney, Patrick J. O'Leary or Michael S. Kelly and each of them singly our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally to do all such things in our name and on our behalf in our capacities as officers and directors to enable SPX Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on the Annual Report on Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned have signed this report on this 31st day of March, 1999.


                /s/ JOHN B. BLYSTONE                                       /s/ PATRICK J. O'LEARY
-----------------------------------------------------       -----------------------------------------------------
                  John B. Blystone                                           Patrick J. O'Leary
               Chairman, President and                                     Vice President Finance,
               Chief Executive Officer                                  Treasurer and Chief Financial
                                                                    Officer and Chief Accounting Officer

                  /s/ H. KENT BOWEN                                        /s/ J. KERMIT CAMPBELL
-----------------------------------------------------       -----------------------------------------------------
                    H. Kent Bowen                                            J. Kermit Campbell
                      Director                                                    Director

                 /s/ SARAH R. COFFIN                                         /s/ FRANK A. EHMANN
-----------------------------------------------------       -----------------------------------------------------
                   Sarah R. Coffin                                             Frank A. Ehmann
                      Director                                                    Director

               /s/ EMERSON U. FULLWOOD                                    /s/ CHARLES E. JOHNSON II
-----------------------------------------------------       -----------------------------------------------------
                 Emerson U. Fullwood                                        Charles E. Johnson II
                      Director                                                    Director

                /s/ RONALD L. KERBER                                         /s/ PETER H. MERLIN
-----------------------------------------------------       -----------------------------------------------------
                  Ronald L. Kerber                                             Peter H. Merlin
                      Director                                                    Director

                /s/ DAVID P. WILLIAMS
-----------------------------------------------------
                  David P. Williams
                      Director