Form 10-Q
period 1999-03-31
SPX CORP
filed 1999-05-14
CIK 88205

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


                                                     Yes   X            No



             Common shares outstanding April 29, 1999 -- 31,099,177

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SPX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in millions)
                                   (Unaudited)

                                                March 31,        December 31,
                                                   1999              1998
                                              ----------          ----------
ASSETS
 Current assets:
 Cash and equivalents                         $    78.8           $    70.3
 Accounts receivable                              462.1               458.7
 Inventories                                      287.9               282.1
 Deferred income tax asset and refunds             89.1               124.1
 Prepaid and other current assets                  37.2                40.5
                                              ----------          ----------
 Total current assets                             955.1               975.7
 Property, plant and equipment, at cost           808.3               791.1
 Accumulated depreciation                       (372.8)             (358.0)
                                              ----------          ----------
  Net property, plant and equipment               435.5               433.1
 Goodwill and intangible assets, net            1,197.9             1,219.5
 Investment in EGS                                 82.8                81.5
 Other assets                                     260.9               258.5
                                              ----------          ----------
 Total assets                                 $ 2,932.2           $ 2,968.3
                                              ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Short-term borrowings and current
  maturities of long-term debt                $   160.8           $    49.1
 Accounts payable                                 235.2               226.6
 Accrued expenses                                 363.1               396.0
 Income taxes payable                              10.3                 7.7
                                              ----------          ----------
 Total current liabilities                        769.4               679.4
 Long-term liabilities                            207.6               214.5
 Deferred income taxes                            242.3               217.4
 Long-term debt                                 1,262.9             1,466.5
 Shareholders' equity:
 Common stock                                     352.4               351.7
 Paid-in capital                                  483.7               481.7
 Retained deficit                                (82.3)             (113.2)
 Common stock in treasury                       (259.0)             (286.4)
 Unearned compensation                           (28.4)              (32.2)
 Accumulated other comprehensive income          (16.4)              (11.1)
                                              ----------          ----------
 Total shareholders' equity                       450.0               390.5
                                              ----------          ----------
 Total liabilities and shareholders' equity   $ 2,932.2           $ 2,968.3
                                              ==========          ==========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (Unaudited)
                                                   Three months Ended
                                                        March 31,
                                             ------------------------------
                                                1999                1998
                                             -----------         ----------
Revenues                                     $    646.9          $   374.4

Costs and expenses:
 Cost of products sold                            432.9              248.8
 Selling, general and administrative              133.3               91.5
 Goodwill/intangible amortization                  10.6                2.9
 Special charges                                   14.1                 -
                                             -----------         ----------
Operating income                             $     56.0          $    31.2
Other income (expense), net                        30.3                 -
Equity in earnings of EGS                           9.3               10.0
Interest expense, net                            (32.1)              (3.2)
                                             -----------         ----------
Income before income taxes                   $     63.5          $    38.0
Provision for income taxes                       (32.6)             (14.6)
                                             -----------         ----------
Net income                                   $     30.9          $    23.4
                                             ===========         ==========

Basic income per share                       $     1.01          $    1.20
 Weighted average number of basic
  common shares outstanding                      30.475             19.555

Diluted income per share                     $     1.01          $    1.19
 Weighted average number of diluted
  common shares outstanding                      30.707             19.675

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                       ---------      ---------
                                                          1999          1998
                                                       ---------      ---------
Cash flows from operating activities:
Net income                                             $   30.9       $   23.4
Adjustments to reconcile net income to net
   cash from operating activities -
Special charge                                             14.1             -
Undistributed earnings of EGS                             (1.3)         (10.0)
Gain on business divestitures                            (29.0)             -
Deferred income taxes                                      28.1            4.3
Depreciation                                               15.9           12.3
Amortization of goodwill and intangibles                   10.6            2.9
Pension credits                                           (6.1)          (4.0)
Other, net                                                  2.0            0.5
Change in assets and liabilities, net of
 effect from acquisitions and divestitures:
 Accounts receivable                                     (12.1)           12.1
 Inventories                                             (11.8)          (7.3)
 Accounts payable                                          11.9            0.2
 Accrued Expenses                                        (48.7)          (8.8)
 Other, net                                                18.8          (9.1)
                                                       ---------      ---------
Net cash from operating activities                         23.3           16.5
Cash flows from investing activities:
Proceeds from business divestitures                        64.2             -
Capital expenditures                                     (26.2)         (10.2)
Other, net                                                  5.2            0.9
                                                       ---------      ---------
Net cash from investing activities                         43.2          (9.3)
Cash flows from financing activities:
Net borrowings under revolving credit agreement            15.0             -
Net borrowings(payments) under other debt agreements    (106.9)           19.4
Purchases of common stock                                   -           (16.3)
Common stock issued under stock incentive programs          5.4            0.4
Treasury stock issued to defined benefit plans             28.5             -
Dividends paid                                               -          (12.7)
                                                       ---------      ---------
Net cash from financing activities                       (58.0)          (9.2)
                                                       ---------      ---------
Net increase (decrease) in cash and equivalents             8.5          (2.0)
Cash and equivalents, beginning of period                  70.3           50.0
                                                       ---------      ---------
Cash and equivalents, end of period                    $   78.8       $   48.0
                                                       =========      =========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (Unaudited)
                      (in millions, except per share data)


1. The interim financial statements reflect the adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. Adjustments are of a normal recurring nature.

     The preparation of SPX Corporation's ("SPX" or the "company") consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The financial information as of March 31, 1999 should be read in conjunction with the consolidated financial statements contained in the company's 1998 Annual Report on Form 10-K.

2. On October 6, 1998 (the "Merger Date"), General Signal Corporation ("GSX") merged into a subsidiary of SPX Corporation (the "Merger"). On an aggregate basis, GSX shareholders received 0.4186 share of SPX common stock and $18.00 in cash for each share owned of GSX common stock. In total, approximately 18.236 million shares of SPX common stock and $784.2 in cash were exchanged for the outstanding common stock of GSX. Outstanding restricted stock and stock options of GSX were either redeemed through change of control payments or terminated.

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

     The fair market value of SPX was based on the average per share value of SPX's common stock near July 17, 1998, the date that the merger agreement was signed. Additionally, since the stock options of SPX continued to be outstanding, the fair value of these options was included in determining the valuation of SPX.

     The valuation of SPX was $776.6. A summary of assets and liabilities acquired, at estimated fair market value was as follows:

              Current assets                           $   357.2
              PP&E                                         174.3
              In-process technology                          9.0
              Goodwill                                     679.0
              Intangibles                                  276.8
              Other assets                                  13.0
                                                        --------
              Total assets                               1,509.3
              Current liabilities                        (240.0)
              Long-term liabilities                      (240.8)
              Long-term debt                             (251.9)
              Fair market value of SPX                 $   776.6
                                                       =========

     The accompanying consolidated financial statements include the results of GSX for all periods and the results of SPX beginning on the Merger Date. The following unaudited 1998 pro forma selected financial data for the three months ended March 31, 1998 reflect the Merger and related financing as if they had occurred as the beginning of 1998. The unaudited pro forma financial data does not purport to represent what the company's results from continuing operations would actually have been had the transactions in fact occurred as of an earlier date, or project the results for any future date or period.

                                                    Three months ended March 31,
                                                        1999           1998
                                                            (Pro forma)
      Revenues                                       $   646.9      $   604.8
      Cost of sales                                      432.9          416.6
      Selling, general and administrative                133.3          133.8
      Goodwill/intangible amortization                    10.6           10.2
      Special charges and (gains)                         14.1         (12.8)
                                                     ---------      ---------
      Operating income                                    56.0           57.0
      Other (expense) income, net                         30.3            0.7
      Equity in earnings of EGS                            9.3           10.0
      Interest expense, net                             (32.1)         (27.8)
      Income taxes`                                     (32.6)         (15.7)
                                                     ----------     ---------
      Net income                                     $    30.9      $    24.2
                                                     =========      =========
      Diluted income per share                       $    1.01      $    0.75
      Weighted average number of shares                 30.707         32.112

     Unless otherwise noted, historical share and earnings per share disclosures have been adjusted to reflect the 0.4186 share of SPX common stock that GSX shareholders received for each share of GSX common stock upon the Merger.

3. The company is comprised of four business segments. Industrial Products and Services includes operations that design, manufacture and market industrial valves, mixers, power transformers, electric motors, laboratory freezers and ovens, industrial furnaces and coal feeders. Major customers include industrial chemical companies, pulp and paper manufacturers, laboratories and utilities. Technical Products and Systems includes operations that design, manufacture and market uninterruptible power supply equipment, fire detection systems, data networking equipment, broadcast antennas, fare collection systems and crystal growing furnaces. Major customers are computer manufacturers and users, construction contractors, municipalities and semiconductor manufacturers. Service Solutions includes operations that design, manufacture and market a wide range of specialty service tools, equipment and services primarily to the motor vehicle industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors. Vehicle Components includes operations that design, manufacture and market transmission and steering components for light and heavy duty vehicle markets, principally in North America and Europe. Major customers are vehicle manufacturers and aftermarket private brand distributors.

     Revenues by business segment represent sales to unaffiliated customers, no one or group of which accounted for more than 10% of consolidated sales. Intercompany sales among segments are not significant. Operating income
     (loss) by segment does not include general corporate expenses, special charges and gains or incremental costs to implement previously identified restructuring plans.


     Financial data for the company's business segments are as follows:

                                                  Three months ended March 31,
                                                       1999        1998
     Revenues:
     Industrial Products and Services............. $   205.8      $   181.2
     Technical Products and Systems...............     189.2          160.3
     Service Solutions (1)........................     149.6             -
     Vehicle Components (1).......................     102.3           32.9
                                                   ---------      ---------
                                                   $   646.9      $   374.4
                                                   =========      =========

     Operating income:
     Industrial Products and Services............. $    35.1      $    23.1
     Technical Products and Systems...............      15.6           11.1
     Service Solutions............................      13.2             -
     Vehicle Components...........................      14.3            6.8
     General Corporate (2)........................    (22.2)          (9.8)
                                                   ---------      ---------
                                                   $    56.0      $    31.2
                                                   ==========     =========


     (1) Includes the results of SPX businesses in 1999.

     (2) Includes special charges of $14.1 related primarily to closing costs for a manufacturing facility and termination benefits for approximately 250 employees.

4. On March 29, 1999, the company completed the sale of its Dual-Lite business, which it received from EGS Electrical Group LLC ("EGS") on October 6, 1998 in a partial rescission of the original EGS venture formation in the third quarter of 1997. Additionally, the company completed the sale of a 50% interest in a Japanese joint venture during the quarter. The company received combined proceeds of $64.2 and recognized a pre-tax gain of $29.0 ($10.4 after-tax). The relatively high effective tax rate of this gain was due to a low tax basis of the operations divested. These operations were not material to the consolidated results.

5. In the first quarter 1999, the company recorded special charges of $14.1. The first quarter charges included termination benefits ($6.3) for approximately 250 employees, closing costs for a manufacturing facility ($0.7 for rental and other holding costs) and other non-cash asset writedowns ($7.1). The facility is expected to close and the employee termination will be complete by the end of the third quarter of 1999.

     Of the approximately 325 hourly and salaried employees who accepted the company's early retirement offer during the fourth quarter of 1998, all such employees were retired by March 31, 1999. Additionally, during the fourth quarter of 1998, the company committed to close eighteen manufacturing, sales and administrative facilities primarily to consolidate various GSX operations. As a result of these actions, the company recorded charges of $10.1 for severance payments to approximately 800 other employees (approximately 440 of which were terminated by March 31, 1999 with the remaining expected to be terminated by mid-1999) and $8.1 for facility closing costs. Eleven of the facilities were closed as of March 31, 1999 and the balance are expected to close by the end of the second quarter of 1999. There have been no significant changes to the estimated costs or timing of the company's restructuring initiatives.



     A rollforward of the company's special charge, disposition and special item accruals was as follows:

               Balance as of December 31, 1998               $ 39.9
               Special charges                                 14.1
               Charges against reserves                      (21.7) (1)
                                                             ------
               Balance as of March 31, 1999                  $ 32.3
                                                             ======

     (1) Includes severance related payments of $10.2, facility holding costs of $3.0 and other non-cash asset write downs of $7.1.

6. In 1997, the former GSX Board of Directors approved a stock-buyback program of up to $300.0. During the first quarter of 1998, 0.170 shares were repurchased under the program for $16.3. As of April 15, 1998, the program was completed.

7. The company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in 1998. SFAS No. 130 requires certain items of other comprehensive income to be presented as a separate component of shareholders' equity.

     The components of comprehensive income, net of related tax, were as follows:

                                                    Three months ended March 31,
                                                          1999          1998
                                                          -----         -----
        Net income                                        $30.9         $23.4
        Foreign currency translation adjustments          (5.3)           1.0
                                                          -----         -----
        Comprehensive income                              $25.6         $24.4
                                                          =====         =====


     The components of accumulated other comprehensive income, net of related tax, were as follows:

                                                        March 31,   December 31,
                                                          1999          1998
        Foreign currency translation adjustments          $14.0         $ 8.7
        Minimum pension liability adjustment,
          net of tax of $1.5 in 1999 and 1998               2.4           2.4
                                                          -----         -----
        Accumulated other comprehensive income            $16.4         $11.1
                                                          =====         =====

8. In the first quarter of 1999, the company issued 0.439 shares of treasury stock to its Retirement Savings Plan and Employee Stock Ownership Plan in exchange for $28.5 in cash. The proceeds were used to reduce outstanding debt obligations.

9.   Inventory consists of the following:

                                                        March 31,   December 31,
                                                           1999         1998
        Finished goods.................................. $ 118.7      $ 115.5
        Work in process.................................    58.9         66.2
        Raw material and purchased parts................   122.7        112.1
                                                         -------      -------
        Total FIFO cost.................................   300.3        293.8
        Excess of FIFO cost over LIFO inventory value...  (12.4)       (11.7)
                                                         -------      -------
                                                         $ 287.9      $ 282.1
                                                         =======      =======

10. The following table sets forth the computation of diluted earnings per share:

                                                    Three months ended March 31,
                                                          1999         1998
      Numerator:
        Net Income...................................... $ 30.9      $ 23.4
      Denominator (shares in millions):
        Weighted-average shares outstanding.............   30.475      19.555
        Effect of dilutive securities:
         Employee stock options........................    0.232       0.078
         Restricted stock compensation.................     -          0.042
                                                         --------    --------
         Other                                             0.232       0.120
                                                         --------    --------
         Adjusted weighted-average shares and
         assumed conversions.........................     30.707      19.675
                                                         ========    ========

11. The company owns a 44.5% interest in EGS and accounts for its investment in EGS under the equity method of accounting. The company accounts for its investment in EGS on a three-month lag basis. EGS operates primarily in the United States, Canada and Mexico. EGS's results of operations for the periods October 1 to December 31 of 1998 and 1997 were as follows:

                                                 Three months ended December 31,
                                                       1998           1997
                                                            (unaudited)
        Net sales.................................... $116.6         $135.5
        Gross margin.................................   48.3           52.8
        Net income...................................   18.0           20.3

     EGS' pre-tax income for the quarter ended March 31, 1999 was not materially different than the pre-tax income earned the previous quarter.

     The company's equity in earnings of EGS was $9.3 and $10.0 for the quarters ended March 31, 1999 and 1998, respectively. The company's recorded investment in EGS at March 31, 1999 was approximately $119.0 less than its ownership of EGS's net assets at December 31, 1998. This difference is being amortized on a straight-line basis over an estimated economic life of 40 years.

     Condensed balance sheet information of EGS as of December 31, 1998 and September 30, 1998 was as follows:

                                              December 31,    September 30,
                                                  1998            1998
                                                      (unaudited)
         Current assets.......................   $146.5         $200.4
         Noncurrent assets....................    351.9          364.0
         Current liabilities..................     58.0           72.7
         Noncurrent liabilities...............     16.0           34.3

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (dollars in millions)

The following unaudited information should be read in conjunction with the company's unaudited consolidated financial statements and related notes.

On October 6, 1998, SPX merged with GSX in a reverse acquisition. As a result, the historical financial statements of GSX became the accounting history of the combined company through the third quarter of 1998. Accordingly, the comparison of the historical financial results for the first quarter does not provide a basis for meaningful analysis of the operating trends of the business. Consequently, the following discussion and analysis of "Results of Operations" on a consolidated basis and by segment will focus on a comparison of the 1998 pro forma operating results in addition to the historical actual results.

Results of Operations - First Quarter 1999 vs. First Quarter 1998

Consolidated:
                                       Three months ended        Pro forma
                                            March 31,        Three months ended
                                        1999         1998       March 31, 1998
                                      -------      -------         -------
Revenues                              $ 646.9      $ 374.4         $ 604.8
Gross margin                            214.0        125.6           188.2
%of revenues                             33.1%        33.5%           31.1%
Selling, general and admin expense      133.3         91.5           133.8
%of revenues                             20.6%        24.4%           22.1%
Goodwill/intangible amortization         10.6          2.9            10.2
Special charges(gains)                   14.1           -           (12.8)
                                      -------      -------         -------
Operating income                         56.0         31.2            57.0
Other (expense) income, net             (30.3)          -              0.7
Equity in earnings of EGS                 9.3         10.0            10.0
Interest expense, net                   (32.1)        (3.2)          (27.8)
                                      -------      -------         -------
Income before income taxes            $  63.5      $  38.0         $  39.9
Provision for income taxes              (32.6)       (14.6)          (15.7)
                                      -------      -------         -------
Net income                            $  30.9      $  23.4         $  24.2
                                      =======      =======         =======

Capital expenditures                  $  26.2      $  10.2         $  18.5
Depreciation and amortization            26.5         15.2            21.1

Revenues - 1999 revenues increased $272.5, or 72.8%, from actual 1998, primarily due to the Merger. 1999 revenues increased approximately 7% over pro forma 1998 driven by strength in sales of products in the Industrial Products and Services and Technical Products and Systems segments.

Gross Margin - In 1999, gross margin increased to 33.1% from pro forma gross margin of 31.1% in 1998. The 1999 gross margin increase was primarily driven by the benefits of the restructuring actions underway throughout the business.

During the first quarter, the Company completed the closure of 11 of the 18 manufacturing, sales and administrative facilities that were identified to be closed in the fourth quarter of 1998. Approximately 765 of the 1,000 headcount reductions identified in the fourth quarter 1998 restructuring plan were completed and the company initiated the additional reduction of 250 positions. The restructuring actions are on schedule to achieve the estimated $100 of annual cost of sales and SG&A savings in 1999. There have been no significant changes to the estimated cost or timing of the company's restructuring initiatives.

Selling, general and administrative expense ("SG&A") - SG&A in 1999 increased to $133.3 primarily as a result of the Merger. SG&A as a percentage of revenues decreased from 22.1% in pro forma 1998 to 20.6% in 1999. The decrease, as well as the decrease in actual SG&A expense year to year, was a result of increased revenues and cost savings realized from restructuring actions initiated in late 1998. Goodwill/intangible amortization - The increased amortization in 1999 is a result of the Merger.

Special charges - In the first quarter 1999, the company recorded special charges of $14.1. The first quarter charges included termination benefits ($6.3) for approximately 250 employees, closing costs for a manufacturing facility ($0.7 for rental and other holding costs) and other non-cash asset writedowns ($7.1). The facility is expected to close and the employee termination will be complete by the end of the third quarter of 1999.

Charges for the remaining quarters of 1999 could range from $10.0 to $20.0, and would be recognized in the period in which management approves and commits the company to further restructuring actions. Additionally, the remaining quarters of 1999 will include an estimated $10.0 of incremental costs associated with restructuring actions that were initiated in the fourth quarter of 1998, but did not qualify to be accrued in that period.

In the first quarter pro forma 1998, SPX recognized a net $12.8 gain on an investment in Echlin Inc.

Other expense (income), net - 1999 primarily includes the $29.0 gain on the sale of Dual-Lite and the company's 50% investment in a Japanese joint venture.

Interest expense, net - Interest expense, net, increased significantly in 1999 over actual 1998 primarily due to increased debt incurred on the Merger Date as a result of the Merger.

Income taxes - The company's effective tax rate from continuing operations was 51.3% and 38.4% in 1999 and 1998, respectively. The relatively high rate in 1999 was due to a low tax basis of the operations divested during the quarter. Excluding the impact of these divestitures, the first quarter effective income tax rate was 40.5%, which represents the company's normal anticipated effective tax rate for 1999.

Capital expenditures - Capital expenditures in 1999 were higher than actual 1998 primarily due to the Merger and significant expenditures for new business information systems. For the year ended December 31, 1999, the company anticipates capital expenditures will be approximately $100.0.

Segment Review
                                       Three months ended        Pro forma
                                            March 31,        Three months ended
                                        1999         1998       March 31, 1998
Revenues:
 Industrial Products and Services      $205.8       $181.2         $197.9
 Technical Products and Systems         189.2        160.3          160.3
 Service Solutions                      149.6           -           145.7
 Vehicle Components                     102.3         32.9          100.9
                                       ------       ------         ------
  Total                                $646.9       $374.4         $604.8
                                       ======       ======         ======

Operating Income:
 Industrial Products and Services      $ 35.1       $ 23.1         $ 25.9
 Technical Products and Systems          15.6         11.1           11.1
 Service Solutions                       13.2           -             8.3
 Vehicle Components                      14.3          6.8           13.9
 General Corporate Expenses             (22.2)        (9.8)         (15.0)
                                       ------       ------         ------
  Total                                $ 56.0       $ 31.2         $ 44.2
                                       ======       ======         ======

Industrial Products and Services

Revenues for 1999 increased $7.9, or 4.0%, over pro forma 1998. The increase over pro forma 1998 was driven by strength in sales of power systems, electric motors and material handling units. The company expects 1999 revenues to continue to be relatively stable with modest growth over pro forma 1998.

Operating Margins increased from 13.1% in pro forma 1998 to 17.1% in 1999 due to the restructuring actions initiated in late 1998.

Operating Income for the remainder of 1999 is expected to continue to improve over pro forma 1998 primarily due to savings associated with the restructuring initiatives.

Technical Products and Systems

Revenues for 1999 were up $28.9, or 18.0%, over 1998 primarily as a result of strength in sales of building life safety systems, digital TV transmission systems and fare collection systems, as well as the inclusion of Dual-Lite's sales in 1999 until its sale in late March.

The company expects full year 1999 revenues to modestly exceed 1998 revenues due to continuing demand for broadcast antenna systems and fire detection products and recovery in demand for uninterruptible power supply equipment and crystal growing furnaces.

Operating Income in 1999 of $15.6 was impacted primarily by the increased revenues and cost savings realized from restructuring actions initiated in late 1998.

Operating income in 1999 is expected to continue to improve over 1998 primarily due to savings associated with the restructuring initiatives.

Service Solutions

Revenues increased $3.9, or 2.7%, over pro forma 1998. Excluding the impact of acquisitions completed in mid-1998 and the discontinuance of a product line in 1998, revenues for existing product lines were relatively flat for the quarter.

Growth in this segment is primarily program driven. Revenue growth in excess of 10% is anticipated for the second quarter of 1999.

Operating Margins improved from 5.7% in pro forma 1998 to 8.8% in 1999. The improvement in operating margins was principally due to the benefits of the restructuring actions initiated in late 1997.

Vehicle Components

Revenues for 1999 were up $1.4 from pro forma 1998 revenues. The company expects growth to accelerate during the remainder of 1999 due to a combination of new business and the impact of the General Motors strike in 1998.

Operating Margins in 1999 increased from 13.8% in pro forma 1998 to 14.0% in 1999, primarily due to changes in product mix.

General Corporate Expenses

These expenses are not allocated to the business segment level. The increase from actual 1998 to 1999 is due to the 1999 recording of $14.1 of special charges. The first quarter charges primarily included closing costs for a manufacturing facility and termination benefits for approximately 250 employees. Excluding the $14.1 of special charges, general corporate expenses decreased $1.7, or 17.3% from actual 1998 to 1999 as a result of benefits from restructuring actions initiated in late 1998.

Liquidity and Financial Condition

The Company's liquidity needs arise primarily from capital investment in equipment, funding working capital requirements to support business growth initiatives and to meet debt service costs. Management believes that cash flow from operations and the company's credit arrangements will be sufficient to supply funds needed in 1999.

Cash Flow                                   Three months ended March 31,
                                               1999              1998
                                            ----------        ----------
         Cash flow from:
           Operating activities......       $    23.3         $    16.5
           Investing activities......            43.2              (9.3)
           Financing activities......           (58.0)             (9.2)
                                            ----------        ----------
            Net Cash Flow............       $     8.5         $    (2.0)
                                            ==========        ==========

Operating Activities - The principal elements that contributed to the $6.8 increase in first quarter 1999 cash flow from operating activities were primarily increased earnings after non-cash items, such as deferred income taxes and gains on the divestiture of businesses offset by a larger use of cash related to the change in operating assets and liabilities.

Investing Activities - First quarter 1999 cash flow from investing activities reflected $64.2 of proceeds from the divestitures of the Dual-Lite business and a Japanese joint venture investment and $26.2 in capital expenditures. Capital expenditures for 1999 should approximate $100. Cash flow from investing activities during the first quarter of 1998 primarily reflected $10.2 of capital expenditures.

Financing Activities - First quarter 1999 cash flow from financing activities consisted primarily of net debt repayments of $91.9 offset by $28.5 of proceeds from the issuance of treasury stock to an employee benefit plan. Cash flow from investing activities during the first quarter of 1998 includes $19.4 in net debt borrowings, $16.3 in repurchases of common stock and $12.7 of dividend payments. As of July 17, 1998, the date the Merger was announced, the former GSX discontinued quarterly dividend payments in-line with SPX's policy.

Total Debt

The following summarizes the debt outstanding and unused credit availability, as of March 31, 1999:
                                    Total           Amount        Unused Credit
                                  Commitment     Outstanding       Availability
      Revolving loan              $  250.0       $    50.0          $136.0 (1)
      Tranche A loan                 587.5           587.5              -
      Tranche B loan                 597.0           597.0              -
      Interim loan                   100.0           100.0              -
      Medium term notes               50.0            50.0              -
      Industrial revenue bonds        17.1            17.1              -
      Other borrowings                22.1            22.1              -
                                  --------       ---------          ------
        Total                     $1,623.7       $ 1,423.7          $136.0
                                  ========       =========          ======

(1) Decreased by $64.0 of facility letters of credit outstanding at March 31, 1999, which reduce the unused credit availability.

The Revolving loan, Tranche A loan, Tranche B loan and the Interim loan, collectively referred to as the Credit Facility, are secured by substantially all of the assets of the company (excluding EGS) and require the company to maintain certain leverage and interest coverage ratios. The Credit Facility also requires compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the company and its subsidiaries, sales of assets, the distribution of dividends, capital expenditures, mergers, acquisitions and dissolutions. Under the most restrictive of the financial covenants, the company was required to maintain (as defined) a maximum debt to earnings before income taxes, depreciation and amortization ratio and a minimum interest coverage ratio beginning as of March 31, 1999 and becoming more restrictive thereafter. At March 31, 1999, the company was in compliance with its financial covenants.

Management believes that cash flow from operations and the Credit Facility will be sufficient to meet operating cash needs, including working capital requirements, capital expenditures and debt service costs in 1999. In 2000, the $100.0 Interim Loan becomes due and the company believes that cash flow from operations, proceeds from certain asset dispositions and the Revolving Loan will be sufficient to service these obligations.

Other Matters

Readiness for Year 2000 - The company utilizes software and related computer technology essential to its operations and to certain products that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. In 1997, the company established a plan, utilizing both internal and external resources, to assess the potential impact of the year 2000 problem on its systems, including embedded technology, and operations and to implement solutions to address this issue. The company has completed the assessment phase of its year 2000 plan, and is continuing to survey its suppliers and service providers for year 2000 compliance. The company is in the renovation stage of its year 2000 plan and has substantially completed the correction of many critical systems. The target completion date of certain other critical systems is June 30, 1999. Third party compliance and other factors could adversely affect these target dates. The company does not believe the cost to remediate software and computer technologies for the year 2000 problem will exceed $5.0 in 1999 and $10.0 in total, which does not include costs to replace certain existing enterprise resource planning systems. The company is in the process of implementing such a new system across several of its businesses. The company estimates that it will spend approximately $25 in 1999 to acquire and install this new system. There can be no assurances that the costs of remediation and testing will not be material. Moreover, there can be no assurances that the company will not experience material unanticipated costs and/or business interruption due to year 2000 problems in its products, its internal systems, its supply chain or from customer product migration issues. Based upon currently available information, the company believes that the greatest risk associated with the year 2000 problem relates to compliance of third parties including, but not limited to, electrical power and other utilities. A worst case scenario could result in business interruptions, which could have a material effect on the company's operations. The company has sent correspondence to all of its key suppliers in assessing third party compliance as part of its year 2000 plan. The company is developing contingency plans to mitigate the risks associated with the year 2000 problem and expects to complete these plans by July 1999. The statements set forth in the foregoing paragraph are year 2000 readiness disclosures (as defined under the Year 2000 Information and Readiness Act) and shall be treated as such for all purposes permissible under such Act.

Acquisitions and Divestitures - The company continually reviews each of its businesses pursuant to its "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, management has expressed that it would consider a larger acquisition, more than $1 billion in revenues, if certain criteria are met.

Environmental and Legal Exposure - The company's operations and properties are subject to various regulatory requirements relating to environmental protection. It is the company's policy to comply fully with applicable environmental requirements. Also from time to time, the company becomes involved in lawsuits arising from various commercial matters, including but not limited to competitive issues, contract issues, intellectual property matters, workers' compensation and product liability.

The company maintains property, cargo, auto, product, general liability and directors' and officers' liability insurance to protect itself against potential loss exposures. There can be no assurance that such costs for environmental and legal exposures could not have a material adverse effect on the company's results of operations or financial position in the future.

Pending Patent Litigation - The company believes that it should ultimately prevail on a pending patent infringement lawsuit which could result in a significant judgement favorable to the company. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded. See Note 16 to the consolidated financial statements included in the company's 1998 Annual Report on Form 10-K for further discussion.

Significance of Goodwill and Intangibles - The company had net goodwill and intangibles of $1,197.9 and shareholders' equity of $450.0 at March 31, 1999. The company amortizes its goodwill and intangible assets on a straight-line basis over lives ranging from 10 to 40 years. There can be no assurance that circumstances will not change in the future that will affect the useful life or carrying value of the company's goodwill.

EVA Incentive Compensation - The company utilizes a measure known as Economic Value Added ("EVA(R)") for its incentive compensation plans. EVA is internally computed by the company based on Net Operating Profit aftertax less a charge on the capital invested in the company. These computations use certain assumptions that vary from generally accepted accounting principles ("GAAP"). EVA is not a measure under GAAP and is not intended to be used as an alternative to net income and measuring operating performance presented in accordance with GAAP. The company believes that EVA, as internally computed, does represent a strong correlation to the ultimate returns of the company's shareholders. Annual incentive compensation expense is dependent upon the annual change in EVA, relative to preestablished improvement targets and the expense can vary significantly.

Accounting Pronouncements - Statement of Position 98-1 "Accounting for Computer Software Developed for or Obtained for Internal Use" ("SOP 98-1") provides guidance for accounting for software developed for internal use. SOP 98-1, which the company adopted as of January 1, 1999, did not have a material effect on the company's results of operations and financial position.

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," which will become effective January 2000, establishes accounting and reporting standards for derivative instruments and hedging contracts. It also requires all derivatives to be recognized as either assets or liabilities in the balance sheet at fair value and changes in fair value to be recognized in income. Management is currently analyzing the impact of this statement, but does not anticipate that the effect on the company's results of operations and financial position will be material.

                              --------------------
The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These forward looking statements, which reflect management's current views with respect to future events and financial performance, are subject to certain risks and uncertainties, including but not limited to those matters discussed above. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. Reference is made to the company's 1998 Annual Report on Form 10-K for additional cautionary statements and discussion of certain important factors as they relate to forward looking statements. In addition, management's estimates of future operating results are based on the current compliment of businesses, which is constantly subject to change as management implements its fix, sell or grow strategy.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (2)  None.

          (4)  None.

          (10) (i) Form of Executive Change of Control Agreement for: Messrs O'Leary, Kearney, Riordan, Lison and Ladau dated February 15, 1999.

          (10) (ii) Executive Change of Control Agreement for John B. Blystone dated February 15, 1999.

          (11) Statement regarding computation of earnings per share. See Note 10 to the Consolidated Financial Statements.

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


                                               SPX CORPORATION
                                               (Registrant)



Date:  May 14, 1999                            By  /s/ John B. Blystone
                                                   ---------------------
                                                   John B. Blystone
                                                   Chairman, President and
                                                   Chief Executive Officer


Date:  May 14, 1999                             By  /s/ Patrick J. O'Leary
                                                    ----------------------
                                                    Patrick J. O'Leary
                                                    Vice President, Finance,
                                                    Treasurer and Chief
                                                    Financial Officer and
                                                    Chief Accounting Officer