Form 10-Q
period 1999-06-30
SPX CORP
filed 1999-08-12
CIK 88205

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                                    Yes X    No



              Common shares outstanding July 30, 1999 -- 31,170,248

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        SPX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in millions)
                                   (Unaudited)

                                               June 30,   December 31,
                                                1999         1998
                                              ---------   ---------
ASSETS
 Current assets:
 Cash and equivalents                         $    49.3   $    70.3
 Accounts receivable                              466.8       458.7
 Inventories                                      289.2       282.1
 Deferred income tax assets and refunds            87.1       124.1
 Prepaid and other current assets                  39.9        40.5
                                              ---------   ---------
 Total current assets                             932.3       975.7

 Property, plant and equipment, at cost           828.2       791.1
 Accumulated depreciation                       (385.0)     (358.0)
                                              ---------   ---------
  Net property, plant and equipment               443.2       433.1
 Goodwill and intangible assets, net            1,187.5     1,219.5
 Investment in EGS                                 81.3        81.5
 Other assets                                     246.5       258.5
                                              ---------   ---------
 Total assets                                 $ 2,890.8   $ 2,968.3

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Short-term borrowings and current
  maturities of long-term debt                $   142.4   $    49.1
 Accounts payable                                 238.0       226.6
 Accrued expenses                                 344.6       396.0
 Income taxes payable                              13.1         7.7
                                              ---------   ---------
 Total current liabilities                        738.1       679.4
 Long-term liabilities                            207.4       214.5
 Deferred income taxes                            231.0       217.4
 Long-term debt                                 1,218.1     1,466.5
 Shareholders' equity:
 Common stock                                     353.0       351.7
 Paid-in capital                                  485.7       481.7
 Retained deficit                                (40.6)     (113.2)
 Common stock in treasury                       (259.0)     (286.4)
 Unearned compensation                           (25.0)      (32.2)
 Accumulated other comprehensive income          (17.9)      (11.1)
 Total shareholders' equity                       496.2       390.5
                                              ---------   ---------
 Total liabilities and shareholders'          $ 2,890.8   $ 2,968.3
equity

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (Unaudited)

                                     Three months Ended      Six months Ended
                                         June 30,                June 30,
                                       1999      1998          1999      1998
                                     --------  --------      --------  --------
Revenues                             $  671.4  $  401.7      $1,318.3  $  776.1

Costs and expenses:
 Cost of products sold                  446.5     257.0         879.4     505.8
 Selling, general and administrative    125.3      96.1         258.1     187.6
 Goodwill/intangible amortization        10.4       3.2          21.0       6.1
 Special charges                          5.5        -           20.1        -
                                     --------  --------      --------  --------
Operating income                     $   83.7  $   45.4      $  139.7  $   76.6
Other income (expense), net               8.0        -           38.3        -
Equity in earnings of EGS                 8.3      10.0          17.6      20.0
Interest expense, net                  (30.0)     (5.4)        (62.1)     (8.6)
                                     --------  --------      --------  --------
Income before income taxes           $   70.0  $   50.0      $  133.5  $   88.0
Provision for income taxes             (28.4)    (19.2)        (61.0)    (33.8)
                                     --------  --------      --------  --------
Net income                           $   41.6  $   30.8      $   72.5  $   54.2

Basic income per share               $   1.35  $   1.68      $   2.37  $   2.86
 Weighted average number of basic
  common shares outstanding            30.702    18.344        30.588    18.950

Diluted income per share             $   1.34  $   1.67      $   2.35  $   2.84
 Weighted average number of diluted
  common shares outstanding            31.083    18.488        30.895    19.082

        The accompanying notes are an integral part of these statements.


                        SPX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                         1999        1998
                                                       --------    --------
Cash flows from operating activities:
Net income                                             $   72.5    $   54.2
Adjustments to reconcile net income to net
   cash from operating activities -
Special charges                                            20.1          -
Earnings of EGS, net of distributions                       0.2      (20.0)
Gain on business divestitures                            (29.0)          -
Deferred income taxes                                      18.8        12.9
Depreciation                                               31.2        23.2
Amortization of goodwill and intangibles                   21.0         6.1
Pension credits                                          (12.2)       (9.0)
Other, net                                                  8.1       (0.3)
Change in assets and liabilities, net of
 effect from acquisitions and divestitures:
 Accounts receivable                                     (16.8)         6.3
 Inventories                                             (13.1)       (6.7)
 Accounts payable                                          14.7      (14.3)
 Accrued expenses                                        (53.1)       (4.9)
 Other, net                                                22.8      (12.6)
                                                       --------    --------
Net cash from operating activities                         85.2        34.9
Cash flows from investing activities:
Proceeds from business divestitures                        64.2          -
Capital expenditures                                     (54.1)      (24.6)
Other, net                                                  6.6         2.7
                                                       --------    --------
Net cash from investing activities                         16.7      (21.9)
Cash flows from financing activities:
Net payments under revolving credit agreement            (10.0)          -
Net borrowings (payments) under other debt agreements   (145.1)       157.6
Purchases of common stock                                    -      (159.0)
Common stock issued under stock incentive programs          3.7         3.2
Treasury stock issued to defined benefit plans             28.5          -
Dividends paid                                               -       (25.3)
                                                       --------    --------
Net cash from financing activities                      (122.9)      (23.5)
                                                       --------    --------
Net increase (decrease) in cash and equivalents          (21.0)      (10.5)
Cash and equivalents, beginning of period                  70.3        50.0
                                                       --------    --------
Cash and equivalents, end of period                    $   49.3    $   39.5
                                                       ========    ========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           June 30, 1999 (Unaudited)
                      (in millions, except per share data)

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

     The financial information as of June 30, 1999 should be read in conjunction with the consolidated financial statements contained in the company's 1998 Annual Report on Form 10-K.

2. On October 6, 1998 (the "Merger Date"), General Signal Corporation ("GSX") merged into a subsidiary of SPX Corporation (the "Merger"). On an aggregate basis, GSX shareholders received 0.4186 share of SPX common stock and $18.00 in cash for each share owned of GSX common stock. In total, approximately 18.236 shares of SPX common stock and $784.2 in cash were exchanged for the outstanding common stock of GSX. Outstanding restricted stock and stock options of GSX were either redeemed through change of control payments or terminated.

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

     The valuation of SPX was $776.6. A summary of assets and liabilities acquired, at estimated fair market value was as follows:

          Current assets             $   357.2
          PP&E                           174.3
          In-process technology            9.0
          Goodwill                       679.0
          Intangibles                    276.8
          Other assets                    13.0
                                     ---------
          Total assets                 1,509.3
          Current liabilities           (240.0)
          Long-term liabilities         (240.8)
          Long-term debt                (251.9)
                                     ---------
         Fair market value of SPX    $   776.6
                                     =========

     The accompanying consolidated financial statements include the results of GSX for all periods and the results of SPX beginning on the Merger Date. The following unaudited 1998 pro forma selected financial data for the six months ended June 30, 1998 reflect the Merger and related financing as if they had occurred as the beginning of 1998. The unaudited pro forma financial data does not purport to represent what the company's results would actually have been had the transactions in fact occurred as of an earlier date, or project the results for any future date or period.

                                              Six months ended June 30,
                                                 1999          1998
                                                           (Pro forma)
                                              ---------     ---------
      Revenues                                $ 1,318.3     $ 1,238.2
      Cost of sales                               879.4         839.5
      Selling, general and administrative         258.1         271.4
      Goodwill/intangible amortization             21.0          20.7
      Special charges and (gains)                  20.1          (7.1)
                                              ---------     ---------
      Operating income                        $   139.7     $   113.7
      Other (expense) income, net                  38.3           1.5
      Equity in earnings of EGS                    17.6          20.0
      Interest expense, net                       (62.1)        (57.8)
      Income taxes`                               (61.0)        (30.8)
                                              ---------     ---------
      Net income                              $    72.5     $    46.6
                                              =========     =========
      Diluted income per share                $    2.35     $    1.48
      Weighted average number of shares          30.895        31.423

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

     Financial data for the company's business segments are as follows:

                                         Three months         Six months
                                         ended June 30,     ended June 30,
                                         1999     1998      1999     1998
                                       --------  --------   --------  --------
     Revenues:
     Industrial Products and Services  $  207.3  $  190.5   $  413.1  $  371.7
     Technical Products and Systems       188.5     179.9      377.7     340.2
     Service Solutions (1)                170.3        -       319.9        -
     Vehicle Components (1)               105.3      31.3      207.6      64.2
                                       --------  --------   --------  --------
                                       $  671.4  $  401.7   $1,318.3  $  776.1
                                       ========  ========   ========  ========
     Operating income:
     Industrial Products and Services  $   35.2  $   31.5   $   70.3  $   54.6
     Technical Products and Systems        32.2      16.0       47.8      27.1
     Service Solutions                     15.0        -        28.2        -
     Vehicle Components                    14.9       6.7       29.7      13.5
     General Corporate (2)                (13.6)     (8.8)     (35.8)    (18.6)
                                       --------  --------   --------  --------
                                       $   83.7  $   45.4   $  139.7  $   76.6
                                       ========  ========   ========  ========

     (1) Includes the results of SPX businesses in 1999.

     (2) Includes special charges of $5.5 for the three months ended June 30, 1999 and $20.1 for the six months ended June 30, 1999 related primarily to closing costs for two manufacturing facilities and termination benefits for approximately 350 employees.

4. On March 29, 1999, the company completed the sale of its Dual-Lite business, which it received from EGS Electrical Group LLC ("EGS") on October 6, 1998 in a partial rescission of the original EGS venture formation in the third quarter of 1997. Additionally, the company completed the sale of a 50% interest in a Japanese joint venture during the quarter. The company received combined proceeds of $64.2 and recognized a pre-tax gain of $29.0 ($10.4 after-tax). The relatively high effective tax rate of this gain was due to a low tax basis of the operations divested. These operations were not material to the consolidated results. Additionally, a $7.6 gain was recorded in the second quarter of 1999 on the sale of marketable securities obtained in connection with a recent technology acquisition.

5. In the second quarter 1999, the company recorded special charges of $5.5 which included termination benefits ($2.2) for approximately 100 employees, closing costs for a manufacturing facility ($0.3 for rental and other holding costs) and other costs associated with the company's overall restructuring initiative ($3.0). In the first six months of 1999, the company recorded special charges of $20.1. The first six months charges included termination benefits ($8.5) for approximately 350 employees, closing costs for two manufacturing facilities ($1.0 for rental and other holding costs), other costs associated with the company's overall restructuring initiative ($3.5) and other non-cash asset writedowns ($7.1). As of June 30, 1999, approximately 130 of these employee terminations had been completed. The facilities are expected to close and the balance of the employee terminations will be completed by the end of the third quarter of 1999.

     Of the approximately 325 hourly and salaried employees who accepted the company's early retirement offer during the fourth quarter of 1998, all such employees were retired by March 31, 1999. Additionally, during the fourth quarter of 1998, the company committed to close eighteen manufacturing, sales and administrative facilities primarily to consolidate various GSX operations. As a result of these actions, the company recorded charges of $10.1 for severance payments to approximately 800 other employees (approximately 750 of which were terminated by June 30, 1999 with the remaining expected to be terminated by the end of the third quarter) and $8.1 for facility closing costs. Fifteen of the facilities were closed as of June 30, 1999 and the balance are expected to close by the end of the third quarter of 1999. There have been no significant changes to the estimated costs or timing of the company's restructuring initiatives.

     A rollforward of the company's special charge, disposition and special item accruals was as follows:

         Balance as of December 31, 1998     $ 39.9
         Special charges                       20.1
         Charges against reserves             (34.0)(1)
                                             ------
         Balance as of June 30, 1999         $ 26.0

     (1) Includes severance related payments of $16.9, facility costs of $5.0 and other non-cash asset write downs of $7.1.

6. In 1997, the former GSX Board of Directors approved a stock- buyback program of up to $300.0. During the first six months of 1998, 1.469 shares were repurchased under the program for $159.0. As of April 15, 1998, the program was completed.

7. The company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in 1998. SFAS No. 130 requires certain items of other comprehensive income to be presented as a separate component of shareholders' equity.

     The components of comprehensive income, net of related tax, were as follows:

                                Three months ended    Six months ended
                                     June 30,             June 30,
                                  1999    1998          1999    1998
                                 ------  ------        ------  ------
    Net income                   $ 41.6  $ 30.8        $ 72.5  $ 54.2
    Foreign currency translation
    adjustments                    (1.5)   (3.7)         (6.8)   (2.7)
                                 ------  ------        ------  ------
    Comprehensive income         $ 40.1  $ 27.1        $ 65.7  $ 51.5
                                 ======  ======        ======  ======

     The components of accumulated other comprehensive income, net of related tax, were as follows:

                                                June 30, December 31,
                                                  1999      1998
                                                ------     ------
    Foreign currency translation adjustments    $ 15.5     $  8.7
    Minimum pension liability adjustment,
      net of tax of $1.5 in 1999 and 1998          2.4        2.4
                                                ------     ------
    Accumulated other comprehensive income      $ 17.9     $ 11.1
                                                ======     ======

8. In the first quarter of 1999, the company issued 0.439 shares of treasury stock at market value to its Retirement Savings Plan and Employee Stock Ownership Plan in exchange for $28.5 in cash. The proceeds were used to reduce outstanding debt obligations.

9.   Inventory consists of the following:

                                          June 30,   December 31,
                                            1999        1998
                                          -------     -------
     Finished goods                       $ 127.5     $ 115.5
     Work in process                         61.8        66.2
     Raw material and purchased parts       112.3       112.1
                                          -------     -------
     Total FIFO cost                        301.6       293.8
     Excess of FIFO cost over LIFO
     inventory value                        (12.4)      (11.7)
                                          -------     -------
                                          $ 289.2     $ 282.1


10. The following table sets forth certain calculations used in the computation of diluted earnings per share:

                                             Three months ended June 30,
                                                 1999        1998
                                               --------    --------
      Numerator:
        Net Income                             $   41.6    $   30.8
      Denominator (shares in millions):
        Weighted-average shares outstanding      30.702      18.344
        Effect of dilutive securities:
          Employee stock options                  0.381       0.096
          Restricted stock compensation              -        0.048
                                               --------    --------
          Adjusted weighted-average shares
           and assumed conversions               31.083      18.488

                                              Six months ended June 30,
                                                 1999        1998
                                               --------    --------
      Numerator:
        Net Income                             $   72.5    $   54.2
      Denominator (shares in millions):
        Weighted-average shares outstanding      30.588      18.950
        Effect of dilutive securities:
          Employee stock options                  0.307       0.087
          Restricted stock compensation              -        0.045
                                               --------    --------
          Adjusted weighted-average shares
           and assumed conversions               30.895      19.082

11. The company owns a 44.5% interest in EGS and accounts for its investment in EGS under the equity method of accounting. The company accounts for its investment in EGS on a three-month lag basis. EGS operates primarily in the United States, Canada and Mexico. EGS's results of operations were as follows:

                               Three months ended     Six months ended
                                   March 31,              March 31,
                                 1999       1998        1999       1998
                               --------   --------    --------   --------
        Net sales              $  112.8   $  136.6    $  229.4   $  272.1
        Gross margin               45.5       52.9        93.8      105.7
        Pre-tax income             16.5       20.7        35.7       41.6

     EGS' pre-tax income for the quarter ended June 30, 1999 was not materially different than the pre-tax income earned the previous quarter.

     The company's equity in earnings of EGS was $8.3 and $10.0 for the quarters ended June 30, 1999 and 1998, respectively and $17.6 and $20.0 for the six months ended June 30, 1999 and 1998, respectively. The company's recorded investment in EGS at June 30, 1999 was approximately $117.0 less than its ownership of EGS's net assets at March 31, 1998. This difference is being amortized on a straight-line basis over an estimated economic life of 40 years.

     Condensed balance sheet information of EGS as of March 31, 1999 and September 30, 1998 was as follows:

                                           March 31,   September 30,
                                             1998           1998
                                            ------          ------
                                         (unaudited)
         Current assets                     $167.3          $200.4
         Noncurrent assets                   327.7           364.0
         Current liabilities                  60.8            72.7
         Noncurrent liabilities               33.7            34.3

12. Effective July 30, 1999, the company sold the assets of its Acutex division to Hilite Industries for $27.0 in cash. The operation manufactures solenoid valves primarily for the vehicle industry and had annual sales of approximately $45.0. The transaction will be recorded in the third quarter of 1999 and company expects that no material gain or loss will be incurred on the transaction. Additionally, the transaction includes an earnout provision that, subject to the performance of the operation over the balance of 1999, could generate up to $6.0 of additional proceeds. Such proceeds will be recorded in future quarters only if realized. The results of this operation were not material to the consolidated financial statements of the company. Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (dollars in millions)

Item 2. Management's Discussion and Analysis of Results of Operations and Finandial Condition (dollars in millions)

The following unaudited information should be read in conjunction with the company's unaudited consolidated financial statements and related notes.

On October 6, 1998, SPX merged with GSX in a reverse acquisition. As a result, the historical financial statements of GSX became the accounting history of the combined company through the third quarter of 1998. Accordingly, the comparison of the historical financial results for the first six months does not provide a basis for meaningful analysis of the operating trends of the business. Consequently, the following discussion and analysis of "Results of Operations" on a consolidated basis and by segment will focus on a comparison of the 1998 pro forma operating results in addition to the historical actual results.

Results of Operations

Consolidated:
                        Three months Ended June 30, Six months Ended June 30,
                                         Pro forma                   Pro forma
                            1999    1998    1998     1999      1998      1998
                           ------  ------  ------  --------  --------  --------
Revenues                   $671.4  $401.7  $633.4  $1,318.3  $  776.1  $1,238.2
Gross margin                224.9   144.7   210.5     438.9     270.3     398.7
%of revenues                 33.5%   36.0%   33.2%     33.3%     34.8%     32.2%
Selling, general and
admin expense               125.3    96.1   137.6     258.1     187.6     271.4
%of revenues                 18.9%   23.9%   21.7%     19.6%     24.2%     21.9%
Goodwill/intangible
 amortization                10.4     3.2    10.5      21.0       6.1      20.7
Special charges(gains)        5.5      -      5.7      20.1        -       (7.1)
                           ------  ------  ------  --------  --------  --------
Operating income           $ 83.7  $ 45.4  $ 56.7  $  139.7  $   76.6     113.7
Other (expense)income,net     8.0      -      0.8      38.3        -        1.5
Equity in earnings of EGS     8.3    10.0    10.0      17.6      20.0      20.0
Interest expense, net       (30.0)   (5.4)  (30.0)    (62.1)     (8.6)    (57.8)
                           ------  ------  ------  --------  --------  --------
Income before income taxes $ 70.0  $ 50.0  $ 37.5  $  133.5  $   88.0  $   77.4
Provision for income taxes  (28.4)  (19.2)  (15.1)    (61.0)    (33.8)    (30.8)
                           ------  ------  ------  --------  --------  --------
Net income                 $ 41.6  $ 30.8  $ 22.4  $   72.5  $   54.2  $   46.6
                           ======  ======  ======  ========  ========  ========
Capital expenditure        $ 27.9  $ 14.4  $ 20.6  $   54.1  $   24.6  $   39.2
Depreciation and
amortization                 25.7    14.1    26.7      52.2      29.3      54.2

Second Quarter 1999 vs. Second Quarter 1998

Revenues - 1999 revenues increased $269.7, or 67.1%, from actual 1998, primarily due to the Merger. 1999 revenues increased 6.0% over pro forma 1998 driven by strength in sales of products in the Technical Products and Systems, Service Solutions, and Vehicle Component segments.

Gross Margin - In 1999, gross margin increased to 33.5% from pro forma gross margin of 33.2% in 1998. The 1999 gross margin increase was primarily driven by the benefits of the restructuring actions underway throughout the business.

During the second quarter, the Company completed the closure of 4 of the 20 manufacturing, sales and administrative facilities that were identified to be closed in the fourth quarter of 1998 and in the first six months of 1999 bringing the total facilities closed to 15 as of June 30, 1999. During the second quarter, approximately 440 headcount reductions were completed bringing the total to approximately 1,205 reductions during the first six months out of the 1,475 headcount reductions identified in the fourth quarter 1998 and in the first six months of 1999. The restructuring actions are on schedule to achieve the estimated $100 of annual cost of sales and SG&A savings in 1999. There have been no significant changes to the estimated cost or timing of the company's restructuring initiatives. Selling, general and administrative expense ("SG&A")
- SG&A in 1999 increased to $125.3 primarily as a result of the Merger. SG&A as a percentage of revenues decreased from 21.7% in pro forma 1998 to 18.9% in 1999. The decrease was a result of increased revenues and lower pro forma expenses due to cost savings realized from restructuring actions initiated in late 1998.

Goodwill/intangible amortization - The increased amortization in 1999 is a result of the Merger.

Special charges - In the second quarter 1999, the company recorded special charges of $5.5. The second quarter charges included termination benefits ($2.2) for approximately 100 employees, closing costs for a manufacturing facility
($0.3 for rental and other holding costs) and other costs associated with the company's overall restructuring initiative ($3.0). The facility is expected to close and the employee termination will be complete by the end of the third quarter of 1999.

In the second quarter pro forma 1998, SPX recognized a $5.7 charge related to an acquisition offer for Echlin Inc.

Other expense (income), net - 1999 primarily includes a $7.6 gain on the sale of
marketable   securities   obtained  in  connection  with  a  recent   technology
acquisition.

Interest expense, net - Interest expense, net, increased significantly in 1999 over actual 1998 primarily due to increased debt incurred on the Merger Date as a result of the Merger.

Income taxes - The second quarter effective income tax rate was 40.5%, which represents the company's anticipated effective tax rate for 1999.

Six Months 1999 vs. Six Months 1998

Revenues - 1999 revenues increased $542.2, or 69.9%, from actual 1998, primarily due to the Merger. 1999 revenues increased 6.5% over pro forma 1998 driven primarily by strength in sales of products in the Technical Products and Systems segment.

Gross Margin - In 1999, gross margin increased to 33.3% from pro forma gross margin of 32.2% in 1998. The 1999 gross margin increase was primarily driven by the benefits of the restructuring actions underway throughout the business.

During the first six months, the company completed the closure of 15 of the 20 manufacturing, sales and administrative facilities that were identified to be closed in the fourth quarter of 1998 and in the first six months of 1999. Approximately 1,205 of the 1,475 headcount reductions identified in the fourth quarter 1998 and in the first six months of 1999 were completed. The restructuring actions are on schedule to achieve the estimated $100 of annual cost of sales and SG&A savings in 1999. There have been no significant changes to the estimated cost or timing of the company's restructuring initiatives.

Selling, general and administrative expense ("SG&A") - SG&A in 1999 increased to $258.1 primarily as a result of the Merger. SG&A as a percentage of revenues decreased from 21.9% in pro forma 1998 to 19.6% in 1999. The decrease was a result of increased revenues and lower pro forma expenses due to cost savings realized from restructuring actions initiated in late 1998.

Goodwill/intangible amortization - The increased amortization in 1999 is a result of the Merger.

Special charges - In the first six months of 1999, the company recorded special charges of $20.1. The charges included termination benefits ($8.5) for approximately 350 employees, closing costs for two manufacturing facilities ($1.0 for rental and other holding costs), other costs associated with the company's overall restructuring initiative ($3.5) and other non- cash asset writedowns ($7.1). The facilities are expected to close and the employee termination will be complete by the end of the third quarter of 1999.

Special charges for the remaining quarters of 1999 could range from $15.0 to $25.0, and would be recognized in the period in which management approves and commits the company to further restructuring actions or when incremental costs associated with restructuring actions that did not qualify to be accrued previously are incurred.

In the first six months pro forma 1998, SPX recognized a net $7.1 gain on the sale of an investment in Echlin Inc.

Other expense (income), net - 1999 primarily includes the $29.0 gain on the sale of Dual-Lite and the company's 50% investment in a Japanese joint venture and a $7.6 gain on the sale of marketable securities obtained in connection with a recent technology acquisition.

Interest expense, net - Interest expense, net, increased significantly in 1999 over actual 1998 primarily due to increased debt incurred on the Merger Date as a result of the Merger.

Income taxes - The company's effective tax rate was 45.7% and 38.4% in 1999 and 1998, respectively. The relatively high rate in 1999 was due to a low tax basis of the operations divested during the quarter. Excluding the impact of these divestitures, the first six months effective income tax rate was 40.5%, which represents the company's normal anticipated effective tax rate for 1999.

Capital expenditures - Capital expenditures in 1999 were higher than actual 1998 primarily due to the Merger and significant expenditures for new business information systems. For the year ending December 31, 1999, the company anticipates capital expenditures will be approximately $100.0 to $110.0.

Segment Review
                        Three months Ended June 30, Six months Ended June 30,
                                         Pro forma                   Pro forma
                            1999    1998    1998     1999      1998      1998
                           ------  ------  ------  --------  --------  --------
Revenues:
 Industrial Products
  and Services             $207.5  $190.5  $208.6  $  413.1  $  371.7  $  406.5
 Technical Products
  and Systems               188.5   179.9   179.9     377.7     340.2     340.2
 Service Solutions          170.3      -    152.8     319.9        -      298.5
 Vehicle Components         105.3    31.3    92.1     207.6      64.2     193.0
                           ------  ------  ------  --------  --------  --------
  Total                    $671.4  $401.7  $633.4  $1,318.3  $  776.1  $1,238.2
                           ======  ======  ======  ========  ========  ========
Operating Income:
 Industrial Products
  and Services             $ 35.2  $ 31.5  $ 34.9  $   70.3  $   54.6  $   60.8
 Technical Products
  and Systems                32.2    16.0    16.0      47.8      27.1      27.1
 Service Solutions           15.0      -     12.6      28.2        -       20.9
 Vehicle Components          14.9     6.7    12.8      29.2      13.5      26.7
 General Corporate Expenses (13.6)   (8.8)  (19.6)    (35.8)    (18.6)    (21.8)
                           ------  ------  ------  --------  --------  --------
  Total                    $ 83.7  $ 45.4  $ 56.7  $  139.7  $   76.6  $  113.7
                           ======  ======  ======  ========  ========  ========

Second Quarter 1999 vs Second Quarter 1998

Industrial Products and Services

Revenues for 1999 decreased $1.3, or 0.6%, from pro forma 1998. The decrease from pro forma 1998 was driven by revenue improvements in transformers, motors and lab equipment, offset by lower sales of industrial valves and high-pressure hydraulic equipment. Additionally, 1999 revenues were down due to the closure of certain operations identified in the fourth quarter 1998 restructuring plan.

Operating Margins increased from 16.7% in pro forma 1998 to 17.0% in 1999 due to the restructuring actions initiated in late 1998.

Technical Products and Systems

Revenues for 1999 were up $8.6, or 4.8%, over 1998 primarily as a result of strength in sales of building life safety systems, digital TV transmission systems and fare collection systems.

Operating Income in 1999 of $32.2 was impacted primarily by the increased revenues and cost savings realized from restructuring actions initiated in late 1998.

Service Solutions

Revenues increased $17.4, or 11.4%, over pro forma 1998. Excluding the impact of acquisitions completed in mid-1998 and the discontinuance of a product line in 1998, revenues for existing product lines were up modestly for the quarter.

Operating Margins improved from 8.2% in pro forma 1998 to 8.8% in 1999. The improvement in operating margins was principally due to the benefits of the restructuring actions initiated in late 1997.

Vehicle Components

Revenues for 1999 were up $13.2 from pro forma 1998 revenues. The increase was driven by increased sales to European manufacturers and the impact of the General Motors strike in 1998.

Operating Margins in 1999 increased from 13.9% in pro forma 1998 to 14.2% in 1999, primarily due to changes in product mix.

General Corporate Expenses

These expenses are not allocated to the business segment level. The increase from actual 1998 to 1999 is due to the 1999 recording of $5.5 of special charges. The second quarter charges primarily included closing costs for a manufacturing facility and termination benefits for approximately 100 employees. Excluding the $5.5 of special charges, general corporate expenses decreased
$0.7, or 8.0% from actual 1998 to 1999 as a result of benefits from restructuring actions initiated in late 1998.

Six Months 1999 vs Six Months 1998

Industrial Products and Services

Revenues for 1999 increased $6.6, or 1.6%, over pro forma 1998. The increase over pro forma 1998 was driven by strength in sales of transformers, motors and material handling units.

The company expects 1999 revenues to continue to be relatively stable with modest growth over pro forma 1998.

Operating Margins increased from 15.0% in pro forma 1998 to 17.0% in 1999 due to the restructuring actions initiated in late 1998.

Operating Income for the remainder of 1999 is expected to continue to improve over pro forma 1998 primarily due to savings associated with the restructuring initiatives.

Technical Products and Systems

Revenues for 1999 were up $37.5, or 11.0%, over 1998 primarily as a result of strength in sales of building life safety systems, digital TV transmission systems and fare collection systems, as well as the inclusion of Dual-Lite's sales in 1999 until its sale in late March.

The company expects full year 1999 revenues to modestly exceed 1998 revenues due to continuing demand for broadcast antenna systems and fire detection products and recovery in demand for uninterruptible power supply equipment and crystal growing furnaces.

Operating Income in 1999 of $47.8 was impacted primarily by the increased revenues and cost savings realized from restructuring actions initiated in late 1998.

Operating income in 1999 is expected to continue to improve over 1998 primarily due to savings associated with the restructuring initiatives.

Service Solutions

Revenues increased $21.4, or 7.2%, over pro forma 1998. Excluding the impact of acquisitions completed in mid-1998 and the discontinuance of a product line in 1998, revenues for existing product lines were relatively flat for the first six months.

Growth  in  this  segment  is  primarily  program  driven.   Revenue  growth  of
approximately 10% is anticipated for 1999.

Operating Margins improved from 7.0% in pro forma 1998 to 8.8% in 1999. The improvement in operating margins was principally due to the benefits of the restructuring actions initiated in late 1997.

Vehicle Components

Revenues for 1999 were up $14.6 from pro forma 1998 revenues. The company expects growth to accelerate during the remainder of 1999 due to a combination of new business and the impact of the General Motors strike in 1998. However, the divestiture of the solenoid valve operation in late July with annual sales of approximately $45 million will offset the revenue growth during the last half of 1999.

Operating Margins in 1999 increased from 13.8% in pro forma 1998 to 14.1% in 1999, primarily due to changes in product mix.

General Corporate Expenses

These expenses are not allocated to the business segment level. The increase from actual 1998 to 1999 is due to the 1999 recording of $20.1 of special charges. The first six months charges primarily included closing costs for two manufacturing facilities and termination benefits for approximately 350 employees. Excluding the $20.1 of special charges, general corporate expenses decreased $2.9, or 15.6% from actual 1998 to 1999 as a result of benefits from restructuring actions initiated in late 1998.

Liquidity and Financial Condition

The Company's liquidity needs arise primarily from capital investment in equipment, funding working capital requirements to support business growth initiatives and to meet debt service costs. Management believes that cash flow from operations and the company's credit arrangements will be sufficient to supply funds needed in 1999.

Cash Flow                         Six months ended June 30,
                                     1999          1998
                                   --------      --------
     Cash flow from:
       Operating activities......  $   85.2      $   34.9
       Investing activities......      16.7         (21.9)
       Financing activities......    (122.9)        (23.5)
                                   --------      --------
        Net Cash Flow............  $  (21.0)     $  (10.5)

Operating Activities - The principal elements that contributed to the $50.3 increase in first six months 1999 cash flow from operating activities were primarily increased earnings after non- cash items, such as deferred income taxes and gains on the divestiture of businesses, offset by a larger use of cash related to the change in operating assets and liabilities.

Investing Activities - First six months 1999 cash flow from investing activities reflected $64.2 of proceeds from the divestitures of the Dual-Lite business and a Japanese joint venture investment and $54.1 in capital expenditures. Capital expenditures for 1999 should approximate $100 to $110. Cash flow from investing activities during the first six months of 1998 primarily reflected $24.6 of capital expenditures.

Financing Activities - First six months 1999 cash flow from financing activities consisted primarily of net debt repayments of $155.1 offset by $28.5 of proceeds from the issuance of treasury stock to an employee benefit plan. Cash flow from investing activities during the first six months of 1998 includes $157.6 in net debt borrowings, $159.0 in repurchases of common stock and $25.3 of dividend payments. As of July 17, 1998, the date the Merger was announced, the former GSX discontinued quarterly dividend payments in-line with SPX's policy.

Total Debt

The following summarizes the debt outstanding and unused credit availability, as of June 30, 1999:

                                 Total             Amount      Unused Credit
                               Commitment       Outstanding     Availability
                               ---------        ---------        ---------
     Revolving loan            $   250.0        $    25.0        $   191.7 (1)
     Tranche A loan                581.3            581.3               -
     Tranche B loan                595.5            595.5               -
     Interim loan                   75.0             75.0               -
     Medium term notes              50.0             50.0               -
     Industrial revenue bonds       16.1             16.1               -
     Other borrowings               17.6             17.6               -
                               ---------        ---------        ---------
       Total                   $ 1,585.5        $ 1,360.5        $   191.7
                               =========        =========        =========

     (1) Decreased by $33.3 of facility letters of credit outstanding at June 30, 1999, which reduce the unused credit availability.

The Revolving loan, Tranche A loan, Tranche B loan and the Interim loan, collectively referred to as the Credit Facility, are secured by substantially all of the assets of the company (excluding EGS) and require the company to maintain certain leverage and interest coverage ratios. The Credit Facility also requires compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the company and its subsidiaries, sales of assets, the distribution of dividends, capital expenditures, mergers, acquisitions and dissolutions. Under the most restrictive of the financial covenants, the company was required to maintain (as defined) a maximum debt to earnings before income taxes, depreciation and amortization ratio and a minimum interest coverage ratio beginning as of March 31, 1999 and becoming more restrictive thereafter. At June 30, 1999, the company was in compliance with its financial covenants.

Management believes that cash flow from operations and the Credit Facility will be sufficient to meet operating cash needs, including working capital requirements, capital expenditures and debt service costs in 1999. In 2000, the $75.0 Interim Loan becomes due and the company believes that cash flow from operations, proceeds from certain asset dispositions and the Revolving loan will be sufficient to service these obligations. The $27.0 proceeds from the divestiture of the Acutex division received in July 1999 were used to pay down the Interim loan.

Other Matters

Readiness for Year 2000 - The company utilizes software and related computer technology essential to its operations and to certain products that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. In 1997, the company established a plan, utilizing both internal and external resources, to assess the potential impact of the year 2000 problem on its systems, including embedded technology, and operations and to implement solutions to address this issue. The company has completed the assessment phase of its year 2000 plan, and is continuing to survey its suppliers and service providers for year 2000 compliance. The company is in the renovation and testing stage of its year 2000 plan and has substantially completed the correction of most of its critical systems. The target completion date of certain other critical systems is September 30, 1999. Third party compliance and other factors could adversely affect these target dates. The company does not believe the cost to remediate software and computer technologies for the year 2000 problem will exceed $5.0 in 1999 and $10.0 in total, which does not include costs to replace certain existing enterprise resource planning systems. The company has implemented such a new system across many of its businesses. The company estimates that it will spend approximately $25 in 1999 to acquire and install this new system. There can be no assurances that the costs of remediation and testing will not be material. Moreover, there can be no assurances that the company will not experience material unanticipated costs and/or business interruption due to year 2000 problems in its products, its internal systems, its supply chain or from customer product migration issues. Based upon currently available information, the company believes that the greatest risk associated with the year 2000 problem relates to compliance of third parties including, but not limited to, electrical power and other utilities. A worst case scenario could result in business interruptions, which could have a material effect on the company's operations. The company is developing contingency plans to mitigate the risks associated with the year 2000 problem and expects to complete these plans by September 1999. The statements set forth in the foregoing paragraph are year 2000 readiness disclosures (as defined under the Year 2000 Information and Readiness Act) and shall be treated as such for all purposes permissible under such Act.

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

Significance of Goodwill and Intangibles - The company had net goodwill and intangibles of $1,187.5 and shareholders' equity of $496.2 at June 30, 1999. The company amortizes its goodwill and intangible assets on a straight-line basis over lives ranging from 10 to 40 years. There can be no assurance that circumstances will not change in the future that will affect the useful life or carrying value of the company's goodwill.

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

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," which, as amended, will become effective January 2001, establishes accounting and reporting standards for derivative instruments and hedging contracts. It also requires all derivatives to be recognized as either assets or liabilities in the balance sheet at fair value and changes in fair value to be recognized in income. Management is currently analyzing the impact of this statement, but does not anticipate that the effect on the company's results of operations and financial position will be material.

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




PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          The company held the Annual Meeting of Shareholders on April 28, 1999 at which shareholders elected two directors to three year terms expiring in 2002 and approved the amendment and restatement of the 1992 Stock Compensation Plan to increase the number of shares reserved for issuance under the Plan from 3,000,000 to 5,000,000.

          The results of the voting in connection with the above items were as follows:

        Voting on:                     For        Withheld/Against     Abstain
                                    ---------        ---------        ---------
        Directors                  27,152,589           84,905          133,974
        Amendment and restatement
        of shares reserved for
        issuance  under the Plan   20,124,862        7,074,864          171,742

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


                                 SPX CORPORATION
                                  (Registrant)



Date: August 12, 1999                    By   /s/ John B. Blystone
                                                  John B. Blystone
                                                  Chairman, President and
                                                  Chief Executive Officer


Date: August 12, 1999                   By   /s/ Patrick J. O'Leary
                                                 Patrick J. O'Leary
                                                 Vice President, Finance,
                                                 Treasurer and Chief
                                                 Financial Officer and Chief
                                                 Accounting Officer