Form 10-Q
period 1999-09-30
SPX CORP
filed 1999-11-12
CIK 88205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

        Registrant's Telephone Number including Area Code (231) 724-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X     NO

             Common shares outstanding October 31, 1999 - 31,181,557

  PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                                SPX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                              September 30,    December 31,
                                                   1999            1998
                                               ------------    ------------
ASSETS                                         (Unaudited)
 Current assets:

 Cash and equivalents                          $       42.4    $       70.3
 Accounts receivable                                  490.0           458.7
 Inventories                                          303.4           282.1
 Deferred income tax assets and refunds                48.2           124.1
 Prepaid and other current assets                      40.8            40.5
                                               ------------    ------------
    Total current assets                              924.8           975.7
 Property, plant and equipment, at cost               808.1           791.1
 Accumulated depreciation                           (379.8)         (358.0)
                                               ------------    ------------
    Net property, plant and equipment                 428.3           433.1
 Goodwill and intangible assets, net                1,174.5         1,219.5
 Investment in EGS                                     81.2            81.5
 Net assets of business acquired                       86.0               -
 Other assets                                         251.9           258.5
                                               ------------    ------------
    Total assets                               $    2,946.7    $    2,968.3
                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Short-term borrowings and current
  maturities of long-term debt                 $       68.7    $       49.1
 Accounts payable                                     260.4           226.6
 Accrued expenses                                     329.5           396.0
 Income taxes payable                                   6.0             7.7
                                               ------------    ------------
    Total current liabilities                         664.6           679.4
 Long-term liabilities                                199.1           214.5
 Deferred income taxes                                258.0           217.4
 Long-term debt                                     1,273.4         1,466.5
 Shareholders' equity:

 Common stock                                         354.3           351.7
 Paid-in capital                                      491.3           481.7
 Retained earnings (deficit)                            3.4         (113.2)
 Common stock in treasury                           (259.0)         (286.4)
 Unearned compensation                               (22.5)          (32.2)
 Accumulated other comprehensive income              (15.9)          (11.1)
                                               ------------    ------------
    Total shareholders' equity                        551.6           390.5
                                               ------------    ------------
    Total liabilities and shareholders' equity $    2,946.7    $    2,968.3
                                               ============    ============

        The accompanying notes are an integral part of these statements.

                                 SPX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)

                                                   (Unaudited)
                                     Three months ended     Nine months ended
                                        September 30,         September 30,
                                     -------------------   -------------------
                                       1999       1998       1999       1998
                                     --------   --------   --------   --------

Revenues                             $  668.9   $  409.9   $1,987.2   $1,186.0

Costs and expenses:
 Cost of products sold                  444.3      271.5    1,323.7      777.3
 Selling, general and administrative    120.7      102.4      378.8      290.0
 Goodwill/intangible amortization        10.4        3.1       31.4        9.2
 Special Charges                          6.1          -       26.2          -
                                     --------   --------   --------   --------
    Operating income                     87.4       32.9      227.1      109.5
Other income, net                         9.9          -       48.2          -
Equity in earnings of EGS                 8.2       10.4       25.8       30.4
Interest Expense, Net                  (28.7)      (4.2)     (90.8)     (12.8)
                                     --------   --------   --------   --------
    Income before income taxes           76.8       39.1      210.3      127.1
PROVISION FOR INCOME TAXES             (32.7)     (15.0)     (93.7)     (48.8)
                                     --------   --------   --------   --------
    NET INCOME                       $   44.1   $   24.1   $  116.6   $   78.3
                                     ========   ========   ========   ========

Basic income per share               $   1.43   $   1.32   $   3.80   $   4.19
 Weighted average number of basic
  common shares outstanding            30.851     18.228     30.676     18.709

Diluted income per share             $   1.40   $   1.32   $   3.75   $   4.16
 Weighted average number of diluted
  common shares outstanding            31.398     18.321     31.063     18.828

        The accompanying notes are an integral part of these statements.

                                 SPX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                           (Unaudited)
                                                        Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------
Cash flows from operating activities:
Net income                                           $    116.6    $     78.3
Adjustments to reconcile net income to net
   cash from operating activities -
 Special charges                                           26.2             -
 Earnings of EGS, net of distributions                    (1.0)        (23.5)
 Gain on business divestitures                           (31.7)             -
 Deferred income taxes                                     49.9          18.6
 Depreciation                                              47.8          35.2
 Amortization of goodwill and intangibles                  31.4           9.2
 Pension credits                                         (21.0)        (13.5)
 Other, net                                                10.6           0.9
Change in operating assets and liabilities, net of
 effect from acquisitions and divestitures:
 Accounts receivable                                     (45.6)           6.2
 Inventories                                             (31.2)         (7.2)
 Accounts payable                                          42.2         (4.4)
 Accrued expenses                                        (68.8)         (3.0)
 Other, net                                                39.5        (43.0)
                                                     ----------    ----------
Net cash from operating activities                        164.9          53.8
Cash flows from investing activities:
 Proceeds from business divestitures                       91.2             -
 Business acquisitions                                   (86.0)        (10.9)
 Capital expenditures                                    (79.8)        (39.6)
 Other, net                                                15.7         (2.9)
                                                     ----------    ----------
Net cash from investing activities                       (58.9)        (53.4)
Cash flows from financing activities:
 Net borrowings under revolving credit agreement           55.0             -
 Net borrowings (payments) under other debt agreements  (228.5)         207.5
 Purchases of common stock                                    -       (159.6)
 Common stock issued under stock incentive programs        11.1           3.9
 Treasury stock issued to defined benefit plans            28.5             -
 Dividends paid                                               -        (36.4)
                                                     ----------    ----------
Net cash from financing activities                      (133.9)          15.4
                                                     ----------    ----------
Net increase (decrease) in cash and equivalents          (27.9)          15.8
Cash and equivalents, beginning of period                  70.3          50.0
                                                     ----------    ----------
Cash and equivalents, end of period                  $     42.4    $     65.8
                                                     ==========    ==========

        The accompanying notes are an integral part of these statements.

                                 SPX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)
                      (in millions, except per share data)

1. The interim financial statements reflect the adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. Adjustments are of a normal recurring nature.

     The preparation of SPX Corporation's ("SPX" or the "company") consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Interim results are not necessarily indicative of results expected for the full year.

     The financial information as of September 30, 1999 should be read in conjunction with the consolidated financial statements contained in the company's 1998 Annual Report on Form 10-K.

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

     The Merger was accounted for as a reverse acquisition whereby GSX was treated as the acquirer and SPX as the acquiree, because GSX shareholders owned a majority of the company as of the Merger Date and GSX was approximately twice the size of SPX. Purchase accounting was performed on SPX based upon the fair market value of its assets and liabilities at the transaction date. The company accounted for the cash portion of the consideration as a dividend.

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

     The following unaudited 1998 pro forma selected financial data for the nine months ended September 30, 1998 reflect the Merger and related financing as if they had occurred at the beginning of 1998. The unaudited pro forma financial data does not purport to represent what the company's results would actually have been had the transactions in fact occurred as of an earlier date, or project the results for any future date or period.

                                              Nine months ended September 30,
                                                   1999             1998
                                                ----------       ----------
                                                                 (Pro forma)
      Revenues                                  $  1,987.2        $ 1,880.0
      Cost of sales                                1,323.7          1,277.9
      Selling, general and administrative            378.8            416.1
      Goodwill/intangible amortization                31.4             31.6
      Special charges (gains)                         26.2            (7.1)
                                                ----------       ----------
           Operating income                          227.1            161.5
      Other income, net                               48.2              1.5
      Equity in earnings of EGS                       25.8             30.4
      Interest expense, net                        ( 90.8)           (89.9)
      Provision for income taxes                   ( 93.7)           (41.5)
                                                ----------        ---------
           Net income                           $    116.6        $    62.0
                                                ===========       =========
      Diluted income per share                  $     3.75        $    2.00
      Weighted average number of shares             31.063           31.043

     Unless otherwise noted, historical share and earnings per share disclosures have been adjusted to reflect the 0.4186 share of SPX common stock that GSX shareholders received for each share of GSX common stock upon the Merger.

3. The company is comprised of four business segments. Industrial Products and Services includes operations that design, manufacture and market industrial valves, mixers, power transformers, electric motors, laboratory freezers and ovens, industrial furnaces and coal feeders. Major customers include industrial manufacturing and chemical companies, pulp and paper manufacturers, laboratories and utilities. Technical Products and Systems includes operations that design, manufacture and market uninterruptible power supply equipment, fire detection systems, data networking equipment, broadcast antennas, fare collection systems and crystal growing furnaces. Major customers are computer manufacturers and users, construction contractors, municipalities, broadcasters and semiconductor manufacturers. Service Solutions includes operations that design, manufacture and market a wide range of specialty service tools, equipment and services primarily to the motor vehicle industry in North America and Europe. Major customers are dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors. Vehicle Components includes operations that design, manufacture and market transmission and steering components for light and heavy duty vehicle markets, principally in North America and Europe. Major customers are vehicle manufacturers and aftermarket private brand distributors.

     Intercompany sales among segments are not significant. Operating income by segment does not include general corporate expenses.

     Financial data for the company's business segments are as follows:

                                           Three months          Nine months
                                       ended September 30,   ended September 30,
                                       -------------------   -------------------
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------
     Revenues:
     Industrial Products and Services  $  201.5   $  192.5   $  614.6   $  564.2
     Technical Products and Systems       202.3      189.8      580.0      530.0
     Service Solutions (1)                175.0          -      494.9          -
     Vehicle components (1)                90.1       27.6      297.7       91.8
                                       --------   --------   --------   --------
                                       $  668.9   $  409.9   $1,987.2   $1,186.0
                                       ========   ========   ========   ========

     Operating income:(2)
     Industrial Products and Services  $   37.0   $   25.1   $  100.1   $   79.7
     Technical Products and Systems        35.0       18.7       71.1       45.8
     Service Solutions                     14.3          -       42.5          -
     Vehicle Components                    10.2        4.8       38.2       18.3
     General Corporate                   ( 9.1)     (15.7)     (24.8)     (34.3)
                                       --------   --------   --------   --------
                                       $   87.4   $   32.9   $  227.1   $  109.5
                                       ========   ========   ========   ========


     (1) Includes the results of SPX businesses in 1999.

     (2) Includes special charges of $6.1 and $26.2 in the three and nine months of 1999, respectively.

4. On March 29, 1999, the company completed the sale of its Dual-Lite business, which it received from EGS Electrical Group LLC ("EGS") on October 6, 1998 in a partial rescission of the original EGS venture formation in the third quarter of 1997. Additionally, the company completed the sale of a 50% interest in a Japanese joint venture during that quarter. The company received combined proceeds of $64.2 and recognized a pre-tax gain of $29.0 ($10.4 after-tax). The relatively high effective tax rate of this gain was due to the low tax basis of the operations divested. These operations were not material to the consolidated results.

5. On July 30, 1999, the company sold the assets of its Acutex division to Hilite Industries for $27.0 in cash. The operation manufactures solenoid valves primarily for the vehicle industry and had annual sales of approximately $45.0. The transaction was recorded in the third quarter of 1999, which resulted in no material gain or loss. The results of this operation were not material to the consolidated financial statements of the company.

6. In the third quarter of 1999, the company recorded special charges of $6.1 associated with the commitment to close a Vehicle Components facility located in Ohio, Industrial Products and Services facilities located in Tennessee and Minnesota and other restructuring initiatives. As a result of these actions the company recorded cash termination benefits ($1.6) for approximately 29 hourly and 64 salaried employees, cash closing costs for the manufacturing facilities ($.8 for rental and other holding costs) other cash restructuring costs of $1.1 (primarily stay bonuses and moving machinery) ,and other non-cash costs associated with the company's overall restructuring initiatives ($2.6). In the first nine months of 1999, the company recorded special charges of $26.2. These charges are associated with the commitment to close Vehicle Components manufacturing and administrative facilities, Industrial Products and Services manufacturing facilities, and other restructuring initiatives. The charges included cash termination benefits ($10.1) for approximately 162 hourly and 308 salaried employees, cash closing costs ($1.8 for rental and other holding costs), other cash restructuring costs of $3.4 (primarily stay bonuses and moving machinery), non-cash costs associated with the company's restructuring initiatives ($3.6), and other non-cash asset write-downs ($7.3).

     Of the approximately 325 hourly and salaried employees who accepted the company's early retirement offer during the fourth quarter of 1998, all such employees were retired by March 31, 1999. Additionally, during the fourth quarter of 1998, the company committed to close eighteen manufacturing, sales and administrative facilities primarily to consolidate various GSX operations. As a result of these actions, the company recorded charges of $10.1 for severance payments to approximately 800 other employees (approximately 780 of which were terminated by September 30, 1999) and $8.1 for facility closing costs. Seventeen of the facilities were closed as of September 30, 1999 and the remaining facility is expected to close by the end of the fourth quarter of 1999. There have been no significant changes to the estimated costs or timing of the company's restructuring initiatives.

     A rollforward of the company's special charge, disposition and special item accruals was as follows:

                                         Employee   Facility  Property
                                        Termination Holding     Write
                                           Costs     Costs      Offs     Total
                                           ------    ------    ------    ------
     Balance as of December 31, 1999       $ 17.1    $  5.6    $    -    $ 22.7
     Special Charge                          10.1       1.8      14.3      26.2
     Non-cash asset write-offs                  -         -    (11.3)    (11.3)
                                           ------    ------    ------    ------
                                             27.2       7.4       3.0      37.6
     Payments                              (20.8)     (4.6)              (25.4)
                                           ------    ------    ------    ------
     Remaining balance September 30, 1999  $  6.4    $  2.8    $  3.0    $ 12.2
                                           ======    ======    ======    ======


7. In 1997, the former GSX Board of Directors approved a stock-buyback program of up to $300.0. During the first nine months of 1998, the program was completed with 1.469 shares repurchased for $159.6.

8.   The  components  of  comprehensive  income,  net of  related  tax,  were as follows:
                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                          1999      1998      1999      1998
                                         ------    ------    ------    ------
       Net income                        $ 44.1    $ 24.1    $116.6    $ 78.3
       Foreign currency translation
        adjustments                         2.0     (1.2)     (4.8)     (3.9)
                                         ------    ------    ------    ------
       Comprehensive income              $ 46.1    $ 22.9    $111.8    $ 74.4
                                         ======    ======    ======    ======



     The components of the balance sheet caption Accumulated other comprehensive income, net of related tax, were as follows:

                                                September 30,    December 31,
                                                     1999           1998
                                                   --------       --------
       Foreign currency translation adjustments    $ (13.5)       $  (8.7)
       Minimum pension liability adjustment,
         net of tax of $1.5 in 1999 and 1998          (2.4)          (2.4)
                                                   --------       --------
        Accumulated other comprehensive income     $ (15.9)       $ (11.1)
                                                   ========       ========

9. In the first quarter of 1999, the company issued 0.439 shares of treasury stock at market value to its Retirement Savings Plan and Employee Stock Ownership Plan in exchange for $28.5 in cash. The proceeds were used to reduce outstanding debt obligations.

10.  Inventory consists of the following:

                                                  September 30,    December 31,
                                                      1999           1998
                                                    --------       --------
      Finished goods                                $   97.0       $  115.5
      Work in process                                   68.6           66.2
      Raw material and purchased parts                 148.1          112.1
                                                    --------       --------
      Total FIFO cost                                  313.7          293.8
      Excess of FIFO cost over LIFO inventory value   (10.3)         (11.7)
                                                    --------       --------
                                                    $  303.4       $  282.1
                                                    ========       ========


11. The following table sets forth certain calculations used in the computation of diluted earnings per share:

                                                Three months ended September 30,
                                                       1999        1998
                                                      ------      ------
      Numerator:
        Net income                                    $ 44.1      $ 24.1
                                                      ------      ------
      Denominator (shares in millions):
        Weighted-average shares outstanding           30.851      18.228
         Effect of dilutive securities:
          Employee stock options                        .547        .053
          Restricted stock compensation                    -        .040
                                                      ------      ------
         Adjusted weighted-average shares and
         assumed conversions                          31.398      18.321
                                                      ======      ======


                                                Nine months ended September 30,
                                                       1999        1998
                                                      ------      ------
    Numerator:
        Net income                                    $116.6      $ 78.3
                                                      ------      ------
      Denominator (shares in millions):
        Weighted-average shares outstanding           30.676      18.709
         Effect of dilutive securities:
          Employee stock options                        .387        .076
          Restricted stock compensation                    -        .043
                                                      ------      ------
         Adjusted weighted-average shares and
         assumed conversions                          31.063      18.828
                                                      ======      ======

12. The company owns a 44.5% interest in EGS and accounts for its investment in EGS under the equity method of accounting, on a three-month lag basis. EGS operates primarily in the United States, Canada and Mexico. EGS's results of operations were as follows:
                         Three months ended June 30,  Nine months ended June 30,
                            1999        1998             1999        1998
                           ------      ------           ------      ------
        Net sales          $114.1      $132.3           $343.5      $404.4
        Gross margin         46.0        53.7            139.8       159.4
        Pre-tax income       17.4        21.9             53.1        63.5

     EGS' pre-tax income for the quarter ended September 30, 1999 was not materially different than the pre-tax income earned the previous quarter.

     The company's equity in earnings of EGS was $8.2 and $10.4 for the quarters ended September 30, 1999 and 1998, respectively, and $25.8 and $30.4 for the nine months ended September 30, 1999 and 1998, respectively. The company's recorded investment in EGS at September 30, 1999 was approximately $97.4 less than its ownership of EGS's net assets at June 30, 1998. This difference is being amortized on a straight-line basis over an estimated economic life of 40 years.

     Condensed balance sheet information of EGS as of June 30, 1999 and September 30, 1998 was as follows:

                                               June 30,     September 30,
                                                 1999          1998
                                                ------        ------
                                              (unaudited)

         Current assets                         $162.7        $200.4
         Noncurrent assets                       324.3         364.0
         Current liabilities                      58.6          72.7
         Noncurrent liabilities                   33.4          34.3


13. On September 20, 1999, the company completed the $86.0 acquisition of North American Transformer Inc.("NAT") NAT's expertise in large power transformers will broaden the company's existing product line in the Industrial Products and Services segment. The valuation of NAT's assets and liabilities using APB 16 has not been completed by the end of the third quarter and accordingly the net assets are presented as a single line item in the accompanying balance sheet. The acquisition will be accounted for using purchase accounting, which will be completed in the fourth quarter of 1999.

Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition (dollars in millions)

The following unaudited information should be read in conjunction with the company's unaudited consolidated financial statements and related notes.

On October 6, 1998, SPX merged with GSX in a reverse acquisition. As a result, the historical financial statements of GSX became the accounting history of the combined company through the third quarter of 1998. Accordingly, the comparison of the historical financial results for the first nine months does not provide a basis for meaningful analysis of the operating trends of the business. Consequently, the following discussion and analysis of "Results of Operations" on a consolidated basis and by segment will focus on a comparison to the 1998 pro forma operating results in addition to the historical actual results.

Results of Operations

Consolidated:                   Three months                 Nine months
                              ended September 30,        ended September 30,
                            ----------------------  ----------------------------
                                          Pro forma                    Pro forma
                             1999    1998    1998     1999      1998      1998
                            ------  ------  ------  --------  --------  --------
Revenues                    $668.9  $409.9  $641.8  $1,987.2  $1,186.0  $1,880.0
Gross margin                 224.6   138.4   203.4     663.5     408.7     602.1
%of revenues                 33.6%   33.8%   31.7%     33.4%     34.5%     32.0%
Selling, general and
 admin expense               120.7   102.4   144.7     378.8     290.0     416.1
%of revenues                 18.0%   25.0%   22.5%     19.1%     24.5%     22.1%
Goodwill/intangible
 amortization                 10.4     3.1    10.9      31.4       9.2      31.6
Special charges(gains)         6.1       -       -      26.2         -     (7.1)
                            ------  ------  ------  --------  --------  --------
Operating income             87.4     32.9    47.8     227.1     109.5     161.5
Other income, net             9.9        -       -      48.2         -       1.5
Equity in earnings of EGS     8.2     10.4    10.4      25.8      30.4      30.4
Interest expense, net       (28.7)   (4.2)  (32.1)    (90.8)    (12.8)    (89.9)
                            ------  ------  ------  --------  --------  --------
Income before income taxes   76.8     39.1    26.1     210.3     127.1     103.5
Provision for income taxes  (32.7)   (15.0) (10.7)    (93.7)    (48.8)    (41.5)
                            ------  ------  ------  --------  --------  --------
Net income                  $ 44.1  $ 24.1  $ 15.4  $  116.6  $   78.3  $   62.0
                            ======  ======  ======  ========  ========  ========

Capital expenditures        $ 25.7  $ 15.0  $ 24.0  $   79.8  $   39.6  $   63.2
Depreciation
 and amortization             27.0    15.1    27.5      79.2      44.4      81.7

Third Quarter 1999 vs. Third Quarter 1998

Revenues - 1999 revenues increased $259.0, or 63.2%, from actual 1998, primarily due to the Merger. 1999 revenues increased 4.2% over pro forma 1998 driven by strength in sales of products in the Technical Products and Systems, Service Solutions, and Vehicle Component segments.

Gross Margin - In 1999, gross margin increased to 33.6% from pro forma gross margin of 31.7% in 1998. The 1999 gross margin increase was primarily driven by the benefits of the restructuring actions underway throughout the business.

During the third quarter, the company completed the closure of 2 of the 21 manufacturing, sales and administrative facilities that were identified to be closed in the fourth quarter of 1998 and in the first nine months of 1999, bringing the total facilities closed to 17 as of September 30, 1999. During the third quarter, approximately 93 headcount reductions were completed bringing the total to approximately 1,298 reductions through September 30, 1999 out of the 1,568 headcount reductions identified in the restructuring initiatives. The restructuring actions are on schedule to achieve the estimated $100 of annual cost of sales and SG&A savings in 1999. There have been no significant changes to the estimated cost or timing of the company's restructuring initiatives.

Selling, general and administrative expense ("SG&A") - SG&A in 1999 increased to $120.7 primarily as a result of the Merger. SG&A as a percentage of revenues decreased from 22.5% in pro forma 1998 to 18.0% in 1999. The decrease was primarily due to cost savings realized from restructuring actions initiated in late 1998.

Goodwill/intangible amortization - The increased amortization in 1999 is a result of the Merger.

Special charges - In the third quarter 1999, the company recorded special charges of $6.1 associated with the commitment to close a Vehicle Components facility located in Ohio, Industrial Products and Services facilities located in Tennessee and Minnesota and other restructuring initiatives. As a result of these actions the company recorded cash termination benefits ($1.6) for approximately 29 hourly and 64 salaried employees, cash closing costs for the manufacturing facilities ($.8 for rental and other holding costs) , other cash restructuring costs of $1.1 (primarily stay bonuses and moving machinery),and other non-cash costs associated with the company's overall restructuring initiative ($2.6). The facility and employee termination is expected to be completed by the first quarter of 2000.

Other  income,  net - 1999  primarily  includes  a $6.2  gain  on  the  sale  of
marketable   securities   obtained  in  connection  with  a  recent   technology
acquisition.

Interest expense, net - Interest expense, net increased significantly in 1999 over actual 1998 primarily due to increased debt incurred as a result of the Merger.

Income taxes - The third quarter effective income tax rate was 42.6%, which was impacted by non-deductible goodwill associated with the sale of the Acutex division. Excluding the impact of this sale, the effective income tax rate was 40.5%, which represents the company's anticipated effective tax rate for 1999 before the impact of business divestitures.

Nine Months 1999 Vs. Nine Months 1998

Revenues - 1999 revenues increased $801.2, or 67.6%, from actual 1998, primarily due to the Merger. 1999 revenues increased 5.7% over pro forma 1998 driven primarily by strength in sales of products in the Technical Products and Systems and Service Solutions segments.

Gross Margin - In 1999, gross margin increased to 33.4% from pro forma gross margin of 32.0% in 1998. The 1999 gross margin increase was primarily driven by the benefits of the restructuring actions underway throughout the business.

Selling, general and administrative expense ("SG&A") - SG&A in 1999 increased to $378.8 primarily as a result of the Merger. SG&A as a percentage of revenues decreased from 22.1% in pro forma 1998 to 19.1% in 1999. The decrease was primarily due to cost savings realized from restructuring actions initiated since late 1998.

Goodwill/intangible amortization - The increased amortization in 1999 is a result of the Merger.

Special charges - In the first quarter of 1999, the company recorded special charges of $14.6 associated with the commitment to close a Vehicle Components manufacturing facility located in Ohio, and other restructuring initiatives. This location was closed to improve efficiency and to eliminate duplicate functions. As a result of these actions, the company recorded cash termination benefits of $6.3 for approximately 120 hourly and 153 salaried employees, cash closing costs of $.7, other cash restructuring cost of $.3 (primarily stay bonuses and moving machinery) and non-cash asset writedowns of $7.3. This manufacturing facility was closed by the end of the third quarter with no material revision to the $14.6 recorded special charge.

In the second quarter of 1999, the company recorded special charges of $5.5 associated with the commitment to close an Industrial Products and Services manufacturing facility located in Ireland and other restructuring initiatives. The location was closed to improve efficiency and to eliminate duplicate functions. As a result of these actions the company recorded cash termination benefits ($2.2) for approximately 13 hourly and 91 salaried employees, cash closing costs for the manufacturing facilities (0.3 for rental and other holding costs), other cash restructuring cost of $2.0 (primarily stay bonuses and moving machinery) and $1.0 non-cash costs associated with the overall restructuring initiatives. This manufacturing facility is expected to be closed by the fourth quarter of 1999.

In the third quarter of 1999, the company recorded special charges of $6.1 associated with the commitment to close a Vehicle Components facility located in Ohio, Industrial Products and Services facilities located in Tennessee and Minnesota, and other restructuring initiatives. As a result of these actions the company recorded cash termination benefits ($1.6) for approximately 29 hourly and 64 salaried employees, cash closing costs for the manufacturing facilities ($0.8 for rental and other holding costs), other cash restructuring costs of $1.1 (primarily stay bonuses and moving machinery) and other non-cash costs associated with the company's overall restructuring initiative ($2.6).

In summary, in the first nine months of 1999, the company recorded special charges of $26.2. These charges are associated with the commitment to close Vehicle Components manufacturing and administrative facilities, Industrial Products and Services manufacturing facilities, and other restructuring initiatives. The charges included cash termination benefits ($10.1) for approximately 162 hourly and 308 salaried employees, cash closing costs for manufacturing facilities ($1.8 for rental and other holding costs), other cash restructuring costs of $3.4 (primarily stay bonuses and moving machinery), other non-cash costs associated with the company's overall restructuring initiatives ($3.6), and other non-cash asset writedowns ($7.3).

Restructuring   activities  have  been  occuring  since  late  1998  to  improve profitability, streamline operations, reduce costs, and improve efficiencies.

Special charges for the fourth quarter of 1999 could range from $10.0 to $15.0, and will be recognized as management approves and commits the company to further restructuring actions or when incremental costs associated with restructuring actions that did not qualify to be accrued previously are incurred.

In the first nine months pro forma 1998, SPX recognized a net $7.1 gain on the sale of an investment in Echlin Inc.

Other income, net - 1999 primarily includes the $29.0 gain on the sale of Dual-Lite and the company's 50% investment in a Japanese joint venture and a $13.9 gain on the sale of marketable securities obtained in connection with a recent technology acquisition.

Interest expense, net - Interest expense, net, increased significantly in 1999 over actual 1998 primarily due to increased debt incurred as a result of the Merger.

Income taxes - The company's effective tax rate was 44.6% and 38.4% in 1999 and 1998, respectively. The relatively high rate in 1999 was due to a low tax basis of the operations divested during the nine months. Excluding the impact of these divestitures, the effective income tax rate was 40.5%.

Capital expenditures - Capital expenditures in 1999 were higher than actual 1998 primarily due to the Merger and significant expenditures for new business information systems. For the year ending December 31, 1999, the company anticipates capital expenditures will be approximately $110.0 to $115.0.

Segment Review:                  Three months                 Nine months
                             ended September 30,        ended September 30,
                           ----------------------  ----------------------------
                                         Pro forma                    Pro forma
                            1999    1998    1998     1999      1998      1998
                           ------  ------  ------  --------  --------  --------
Revenues:
 Industrial Products
  and Services             $201.5  $192.5  $209.2  $  614.6  $  564.2  $  615.7
 Technical Products
  and Systems               202.3   189.8   189.8     580.0     530.0     530.0
 Service Solutions          175.0       .   155.8     494.9         .     454.3
 Vehicle Components          90.1    27.6    87.0     297.7      91.8     280.0
                           ------  ------  ------  --------  --------  --------
  Total                    $668.9  $409.9  $641.8  $1,987.2  $1,186.0  $1,880.0
                           ======  ======  ======  ========  ========  ========
Operating Income: (1)
 Industrial Products
  and Services             $ 37.0  $ 25.1  $ 28.0  $  100.1  $   79.7  $   88.8
 Technical Products
  and Systems                35.0    18.7    18.7      71.1      45.8      45.8
 Service Solutions           14.3       .    11.1      42.5         .      32.0
 Vehicle Components          10.2     4.8    10.4      38.2      18.3      37.1
 General Corporate Expenses (9.1)  (15.7)  (20.4)    (24.8)    (34.3)    (42.2)
                           ------  ------  ------  --------  --------  --------
  Total                    $ 87.4  $ 32.9  $ 47.8  $  227.1  $  109.5  $  161.5
                           ======  ======  ======  ========  ========  ========

(1) Includes special charges of $6.1 and $26.2 in the three and nine months of 1999, respectively.

Third Quarter 1999 vs Third Quarter 1998

Industrial Products and Services

Revenues for 1999 decreased $7.7, or 3.7%, from pro forma 1998. The decrease from pro forma 1998 was caused by exiting the transformer remanufacturing business, and lower sales of primarily industrial valves and high pressure hydraulic equipment.

Operating Margins increased from 13.4% in pro forma 1998 to 18.4% in 1999 due to the restructuring actions initiated since late 1998.

Technical Products and Systems

Revenues for 1999 were up $12.5, or 6.6%, over pro forma 1998 primarily as a result of strength in sales of building life safety systems, digital TV transmission systems and fare collection systems.

Operating  Income  in 1999 of $35.0 was  improved  from  1998  primarily  by the
increased  revenues  and  cost  savings  realized  from  restructuring   actions
initiated since late 1998.

Service Solutions

Revenues increased $19.2, or 12.3%, over pro forma 1998. The increase in revenues is primarily a result of several new specialty tool programs.

Operating Margins improved from 7.1% in pro forma 1998 to 8.2% in 1999. The improvement in operating margins was principally due to the benefits of restructuring actions.

Vehicle Components

Revenues for 1999 were up $3.1, or 3.6% from pro forma 1998 revenues. The increase was driven by increased sales to European manufacturers and the impact of the General Motors strike in 1998, offset by the divestiture of the Acutex division near the end of July 1999.

Operating Margins in 1999 decreased from 12.0% in pro forma 1998 to 11.3% in 1999, primarily due to changes in product mix.

General Corporate Expenses

General corporate expenses decreased $11.3 or 55.4% from pro forma 1998. The decrease from pro forma 1998 to 1999 is due to the closing of the former General Signal corporate headquarters. This closing was a result of the restructuring actions initiated in late 1998.

Nine Months 1999 vs Nine Months 1998

Industrial Products and Services

Revenues for 1999 decreased $1.1, or .2%, from pro forma 1998. The decrease from pro forma 1998 was caused by exiting the transformer remanufacturing business, and lower sales of industrial valves and high pressure hydraulic equipment.

Operating Margins increased from 14.4% in pro forma 1998 to 16.3% in 1999 due to the restructuring actions initiated in late 1998.

Technical Products and Systems

Revenues for 1999 were up $50.0, or 9.4%, over pro forma 1998 primarily as a result of strength in sales of building life safety systems, digital TV transmission systems and fare collection systems, as well as the inclusion of Dual-Lite's sales in 1999 until its sale in late March.

Operating  Income  in 1999 of $71.1 was  improved  from  1998  primarily  by the
increased  revenues  and  cost  savings  realized  from  restructuring   actions
initiated in late 1998.

Service Solutions

Revenues increased $40.6 or 8.9%, over pro forma 1998. The increase in revenues is primarily a result of several new specialty tool programs.

Operating Margins improved from 7.0% in pro forma 1998 to 8.6% in 1999. The improvement in operating margins was principally due to the benefits of the restructuring actions.

Vehicle Components

Revenues for 1999 were up $17.7 from pro forma 1998 revenues, driven by increased sales to European manufacturers. The divestiture of the solenoid valve operation in late July with annual sales of approximately $45 will offset expected revenue growth during the fourth quarter of 1999.

Operating Margins in 1999 decreased from 13.3% in pro forma 1998 to 12.8% in 1999, primarily due to changes in product mix.

General Corporate Expenses

Corporate expenses decreased $17.4, or 41.2% from pro forma 1998. The decrease from pro forma 1998 to 1999 is due to the closing of the former General Signal corporate headquarters. This closing was a result of the restructuring actions initiated in late 1998.

Liquidity and Financial Condition

The Company's liquidity needs arise primarily from capital investment in equipment, funding working capital requirements to support business growth initiatives, debt service costs and acquisitions. Management believes that cash flow from operations and the company's credit arrangements will be sufficient to supply funds needed in 1999.

Cash Flow                                 Nine months ended September 30,
                                               1999          1998
                                             --------      --------
         Cash flow from:
           Operating activities              $  164.9      $   53.8
           Investing activities                (58.9)        (53.4)
           Financing Activities               (133.9)          15.4
                                             --------      --------
            Net Cash Flow                    $ (27.9)      $   15.8
                                             ========      ========

Operating Activities - The principal elements that contributed to the $111.1 increase in 1999 cash flow from operating activities were increased earnings after non-cash charges and credits, such as deferred income taxes and gains on the divestiture of businesses, offset by an increase in net operating receivables and inventories from increased revenues and a decrease in cash for restructuring activities.

Investing Activities - 1999 cash flow from investing activities reflected $91.2 of proceeds from the divestitures of the Dual-Lite business, the Acutex division and a Japanese joint venture investment and $79.8 in capital expenditures. The North American Transformer business was purchased from Rockwell International for $86.0 in late September 1999. Capital expenditures for 1999 should approximate $110 to $115. Cash flow from investing activities during the first nine months of 1998 primarily reflected $39.6 of capital expenditures and a small acquisition.

Financing Activities -1999 cash flow from financing activities consisted primarily of net debt repayments of $228.5 offset by $28.5 of proceeds from the issuance of treasury stock to employee benefit plans. Cash flow from investing activities during the first nine months of 1998 includes $207.5 in net debt borrowings, $159.6 in repurchases of common stock and $36.4 of dividend payments. As of July 17, 1998, the date the Merger was announced, the former GSX discontinued quarterly dividend payments in-line with SPX's policy.

Total Debt

The following summarizes the debt outstanding and unused credit availability, as of September 30, 1999:
                                   Total           Amount       Unused Credit
                                 Commitment      Outstanding    Availability
                                  --------        --------        --------
       Revolving loan             $  250.0        $   90.0        $  126.6 (1)
       Tranche A loan                575.0           575.0               -
       Tranche B loan                594.0           594.0               -
       Medium term notes              50.0            50.0               -
       Industrial revenue bonds       16.1            16.1               -
       Other Borrowings               17.0            17.0               -
                                  --------        --------        --------
         Total                    $1,502.1        $1,342.1        $  126.6
                                  ========        ========        ========

     (1) Decreased by $33.4 of facility letters of credit outstanding at September 30, 1999, which reduce the unused credit availability.

The Revolving loan, Tranche A loan and Tranche B loan, collectively referred to as the Credit Facility, are secured by substantially all of the assets of the company (excluding EGS) and require the company to maintain certain leverage and interest coverage ratios. The Credit Facility also requires compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the company and its subsidiaries, sales of assets, the distribution of dividends, capital expenditures, mergers, acquisitions and dissolutions. Under the most restrictive of the financial covenants, the company was required to maintain (as defined) a maximum debt to earnings before income taxes, depreciation and amortization ratio and a minimum interest coverage ratio beginning as of March 31, 1999 and becoming more restrictive thereafter. At September 30, 1999, the company was in compliance with its financial covenants.

Management  believes that cash flow from operations and the Credit Facility will
be  sufficient  to  meet  operating  cash  needs,   including   working  capital
requirements, capital expenditures and debt service costs in 1999.

The company believes it has sufficient access to capital markets for internal growth and acquisition activity.

Other Matters

Readiness for Year 2000 - The company utilizes software and related computer technology essential to its operations and to certain products that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. In 1997, the company established a plan, utilizing both internal and external resources, to assess the potential impact of the year 2000 problem on its systems, including embedded technology, and operations and to implement solutions to address this issue. The company has completed the assessment phase of its year 2000 plan, and is continuing to survey its suppliers and service providers for year 2000 compliance. The company has substantially completed the correction of its critical systems and is in the testing stage of its year 2000 plan. Third party compliance and other factors could adversely affect these target dates. The company does not believe the cost to remediate software and computer technologies for the year 2000 problem will exceed $5.0 in 1999 and $10.0 in total, which does not include costs to replace certain existing enterprise resource planning systems. The company has implemented such new systems across many of its businesses. The company estimates that it will spend approximately $25 in 1999 to acquire and install new systems. There can be no assurances that the costs of remediation and testing will not be material. Moreover, there can be no assurances that the company will not experience material unanticipated costs and/or business interruption due to year 2000 problems in its products, its internal systems, its supply chain or from customer product migration issues. Based upon currently available information, the company believes that the greatest risk associated with the year 2000 problem relates to compliance of third parties including, but not limited to, electrical power and other utilities. A worst case scenario could result in business interruptions, which could have a material effect on the company's operations. The company has developed contingency plans to mitigate the risks associated with the year 2000 problem. The statements set forth in the foregoing paragraph are year 2000 readiness disclosures (as defined under the Year 2000 Information and Readiness Disclosure Act) and shall be treated as such for all purposes permissible under such Act.

Acquisitions and Divestitures - The company continually reviews each of its businesses pursuant to its "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, management has indicated that it would consider a larger acquisition (more than $1 billion in revenues,) if certain criteria were met.

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

Pending Patent Litigation - The company believes that it should ultimately prevail on a number of pending patent infringement claims that it is pursuing which could result in significant judgements favorable to the company. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded. See Note 16 to the consolidated financial statements included in the company's 1998 Annual Report on Form 10-K for further discussion.

Pension Income- The company's pension plans have plan assets significantly in excess of plan obligations. This overfunded position results in pension income as the increase in market value of the plans' assets exceeds costs associated with annual employee service. There can be no assurance that future periods will include significant amounts of net pension income.

Significance of Goodwill and Intangibles - The company had net goodwill and intangibles of $1,174.5 and shareholders' equity of $551.6 at September 30, 1999. The company amortizes its goodwill and intangible assets on a straight-line basis over lives ranging from 10 to 40 years. There can be no assurance that circumstances will not change in the future that will affect the useful lives or carrying value of the company's goodwill and intangibles.

Eva Incentive Compensation - The company utilizes a measure known as Economic Value Added ("EVA(R)") for its incentive compensation plans. EVA is internally computed by the company based on Net Operating Profit After Tax less a charge on the capital invested in the company. These computations use certain assumptions that vary from generally accepted accounting principles ("GAAP"). EVA is not a measure under GAAP and is not intended to be used as an alternative to net income and measuring operating performance presented in accordance with GAAP. The company believes that EVA, as internally computed, does represent a strong correlation to the ultimate returns of the company's shareholders. Annual incentive compensation expense is dependent upon the annual change in EVA, relative to preestablished improvement targets and the expense can vary significantly.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Management does not believe the Company's exposure to market risk has significantly changed since year-end 1998 and does not believe that such risks will result in significant adverse impacts to the company's results of operations.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (2)  None.

          (4)  None.

          (10) None.

          (11) Statement regarding computation of earnings per share. See Note 11 to the Consolidated Financial Statements.

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

                                                  SPX CORPORATION
                                                   (Registrant)


Date:  November 11, 1999                   By  /s/ John B. Blystone
                                              ---------------------------------
                                                     John B. Blystone
                                                     Chairman, President and
                                                     Chief Executive Officer

Date:  November 11, 1999                   By  /s/ Patrick J. O'Leary
                                              ---------------------------------
                                                     Patrick J. O'Leary
                                                     Vice President, Finance,
                                                     Treasurer and Chief
                                                     Financial Officer

Date:  November 11, 1999                   By /s/  James C. Benjamin
                                              ---------------------------------
                                                     Corporate Controller and
                                                     Chief Accounting Officer