Form 10-K405/A
period 1998-12-31
SPX CORP
filed 1999-12-27
CIK 88205

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                Amendment No. 1
                                       To
                                   Form 10-K
     (Mark One)

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

     -Terminated the planned spin-off of Inrange Technologies and the possible disposition of three other units that had been announced by the former GSX management team in 1997. As a result the Company wrote-off, during the third quarter of 1998, approximately $5.5 of professional fees related to these potential dispositions.

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

ITEM 2. PROPERTIES

     The following is a list of the company's principal properties, classified by segment:

                                                                         APPROXIMATE
                                                                           SQUARE            PERCENT
                                                            NO. OF         FOOTAGE       ---------------
                                        LOCATION          FACILITIES    (IN MILLIONS)    OWNED    LEASED
                                   -------------------    ----------    -------------    -----    ------
Industrial Products and            11 states and              35             3.2          83%      17%
Services.......................    8 foreign countries
Technical Products and             9 states and               20             1.8          76%      24%
  Systems......................    8 foreign countries
Service Solutions..............    5 states and               28             0.3          45%      55%
                                   9 foreign countries
Vehicle Components.............    7 states and               15             1.1          89%      11%
                                   1 foreign country
                                                              --             ---          ---      ---
Total..........................                               98             6.4          80%      20%
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

ITEM 6. SELECTED FINANCIAL DATA

                                            AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------
                                   1998          1997          1996          1995          1994
                                 --------      --------      --------      --------      --------
                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.......................  $1,825.4(1)   $1,954.6(6)   $2,065.0      $1,863.2(11)  $1,527.7(13)
Operating income (loss)........     (39.5)(2)     181.5(7)      223.1(9)      180.7(12)     125.9(14)
Other (expense) income, net....      (0.5)         72.7(8)       20.8(10)        --          46.2(15)
Equity in earnings of EGS......      40.2(3)       11.8(3)         --            --            --
Interest expense, net..........     (45.1)(4)     (13.2)        (21.5)        (24.3)        (11.8)
                                 --------      --------      --------      --------      --------
Income (loss) before income
  taxes........................     (44.9)        252.8         222.4         156.4         160.3
Income taxes...................      (3.2)        121.8          89.0          56.3          56.2
                                 --------      --------      --------      --------      --------
Income (loss) from continuing
  operations...................  $  (41.7)     $  131.0      $  133.4      $  100.1      $  104.1
                                 --------      --------      --------      --------      --------
Income (loss) per share from
  continuing operations:
  Basic........................     (1.94)         6.23          6.41          4.87          5.26
  Diluted......................     (1.94)         6.22          6.25          4.80          5.16
Weighted average number of
  common shares outstanding:
  Basic........................      21.5          21.0          20.8          20.6          19.8
  Diluted......................      21.5          21.1          21.9          21.7          21.0
Dividends paid(5)..............     820.7          51.7          47.6          45.6          42.5
Other Financial Data:
  Total assets.................  $2,968.3      $1,388.0      $1,551.0      $1,613.2      $1,357.9
  Total debt...................   1,515.6         216.4         206.9         437.6         271.3
  Other long term
     liabilities...............     431.9         174.4         166.7         174.4         172.9
  Shareholders' equity.........     390.5         629.7         743.8         578.1         547.9
  Capital expenditures.........      69.2          56.5          59.3          49.0          74.8
  Depreciation and
     amortization..............      69.4          65.3          69.2          62.8          48.4

---------------

(1) On October 6, 1998, the company completed the Merger of SPX and GSX which was accounted for as a reverse acquisition of SPX by GSX. See Note 2 to the consolidated financial statements for further discussion.

(2) In the fourth quarter of 1998, the company recorded special charges of $101.7, which included $69.3 of costs associated with closing the former GSX corporate office and $32.4 of restructuring costs related to GSX operations. See Note 4 to the consolidated financial statements for further discussion. Additionally, the Company recorded $102.7 of other charges. See
     Note 19 to the consolidated financial statements for further discussion.

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

(7) Includes $27.9 of charges for asset valuations, restructuring charges, lease termination costs and other matters, offset by a $10.0 gain on the settlement of patent litigation and sale of related patents. See Note 19 to the consolidated financial statements for further discussion.

(8) Represents the $63.7 gain on the sale of GSPG (see (6) above) and a $9.0 gain on the sale of an equity interest in a Mexican company.

(9) Includes a net charge of $13.7 for asset write-downs, lease termination costs, severance, warranty repairs, environmental matters, insurance recovery of destroyed assets, and a royalty settlement. See Note 19 to the Consolidated Financial Statements for further discussion.

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

     - Terminated the planned spin-off of Inrange Technologies and the possible disposition of three other units that had been announced by the former GSX management team in 1997. As a result, the

       Company wrote-off, during the third quarter of 1998, approximately $5.5 of professional fees related to these potential dispositions.

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

1998 SPECIAL CHARGES

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

  CLOSING OF GSX CORPORATE HEADQUARTERS

     These charges include $65.3 of cash costs related to change of control agreements, option and restricted stock payments, and other employee termination costs for 88 corporate GSX employees. Substantially all scheduled terminations and payments were completed by December 31, 1998. Additionally, a $4.0 charge was recorded for the GSX corporate headquarters building, which was closed in late 1998. The charge principally represents cash rental costs until the lease termination in early 2000 ($2.4) and non-cash property write-downs ($1.6). The termination of corporate employees and closure of the headquarters building were necessary to eliminate duplicative corporate personnel and facilities created by the Merger.

  RESTRUCTURING CHARGE

     As part of its plan to reduce operating costs of the combined company, the company offered an early retirement program to employees at most of the GSX operations. Approximately 325 hourly and salaried employees accepted the offer during the fourth quarter, at a cash cost of $14.2, which represents incremental salary paid upon their early retirement. Substantially all such employees will retire by March 31, 1999. Additionally, during the fourth quarter of 1998, the company committed to and announced that it would close 18 manufacturing, sales and administrative facilities primarily to consolidate various GSX operations. As a result of these actions, the company recorded charges of $10.1 for cash severance payments to approximately 800 hourly and salaried other employees (approximately 330 of which were terminated by December 31, 1998 with the remaining expected to be terminated by mid-1999) and $8.1 for facility closing costs (including cash holding costs of $3.5 and non-cash property write downs of $4.6). The restructuring of these operations was to improve efficiency and to eliminate duplicative functions.

     The 18 affected facilities included four manufacturing facilities in Illinois, Alabama, Pennsylvania, and New York and five sales facilities in California, Missouri, Canada and two in the United Kingdom within the

Industrial Products and Services segment; three manufacturing facilities in Connecticut, Massachusetts, and Florida and five sales facilities in Texas, Switzerland, France, Italy and the United Kingdom within the Technical Products and Systems segment; and one manufacturing facility in Michigan within the Vehicle Components segment.

     The facility closings should be substantially complete by the end of the first quarter of 1999. The company expects that approximately $10.0 of additional incremental costs associated with these actions will be expensed as incurred in 1999. These costs relate to moving and relocation expenses, incentives to employees to finish production and other activities, and other miscellaneous costs that did not qualify for accrual in 1998. Generally, functions performed at the affected facilities will be consolidated into continuing facilities. The company will also exit manufacturing activities related to certain unprofitable product lines. Revenues and operating results related to these exited product lines were not material.

     The company estimates that it will achieve operating costs reductions in 1999 and beyond through reduced employee, manufacturing and other facility costs.

                            OTHER CHARGES AND GAINS

     During 1998, 1997, and 1996, the company recorded certain other charges and gains. In 1998, $5.5 of charges were recorded in the third quarter and $102.7 of charges were recorded in the fourth quarter (the "1998 Charges"). In 1997, $17.9 of charges, net of gains, were recorded during the third and fourth quarters (the "1997 Charges"). In 1996, $13.7 of charges, net of gains, were recorded (the "1996 Charges").

1998 CHARGES

     During the third quarter of 1998, the company expensed $5.5 of professional fees associated with the termination of a plan to spin-off Inrange Technologies and the possible disposal of three other units that had been announced by the former GSX management team.

     In the fourth quarter of 1998, the company expensed $9.0 of in-process technology included in the valuation of SPX (see Note 2 for further discussion of the purchase accounting for SPX). The company recorded $19.5 to write-down goodwill of a business held for sale to net realizable value. The business held for sale has net assets of $24.4 as of December 31, 1998 and is expected to be sold by April 1999. Operating results of this business for 1998 were not material. The company recorded additional environmental accruals of $36.5 in response to new information and data obtained as a result of the Merger (see
Note 16 for additional information regarding environmental accruals). The company also recorded charges totaling $37.7 in that quarter including Merger integration costs ($5.8) and inventory write-downs ($11.4), patents and licenses asset impairments ($6.3), and customer settlements ($3.1) primarily related to older generation products that current management has decided to phase out in favor of recently developed upgraded products, primarily in the Technical Products and Systems segment. These charges primarily resulted from information obtained as a result of the Merger, operating actions initiated during the quarter, and new management's review of the former GSX businesses' assets and liabilities.

     Of the 1998 Charges, $60.4 were included in cost of products sold and the remaining $47.8 were included in selling, general and administrative expense.

1997 CHARGES AND GAINS

     In the fourth quarter of 1997, the company settled patent litigation and sold related patents for a gain of $10.0. The company also recorded charges of $13.8 in that quarter for asset valuations, lease termination costs and other individually insignificant matters. In the third quarter of 1997, the company, based on current market conditions, recorded increases to its inventory and accounts receivable reserves as well as recorded professional fees in connection with the formation of EGS. The company also wrote off assets related to a discontinued product line and recorded a charge for cancellation of a facility lease. Additionally, the company reversed an accrual that was no longer needed due to the formation of EGS. The net of these matters totaled $14.1.

     Of the 1997 Charges, $11.2 were included in cost of products sold and the remaining $6.7 were included in selling, general and administrative expense.

1996 CHARGES AND GAINS

     The company negotiated a royalty settlement related to one of its previously divested semiconductor businesses and received $4.0 in connection with this agreement. A fire at a supplier facility destroyed certain assets of a business and the company received $2.0 in insurance proceeds, net of related expenses, and recognized a gain on the involuntary conversion of these assets. The company recorded charges totaling $19.7 for asset write-downs, lease termination costs, severance, warranty repairs and environmental matters.

     Of the 1996 Charges, $13.0 were included in cost of products sold, $4.7 were included in selling, general and administrative expense and the $4.0 royalty settlement was included as a component of revenues.

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

     Gross margin -- In 1998, gross margin decreased to 30.3% from 32.8% in 1997. The 1998 gross margin decrease was primarily due to $60.4 of charges that were recorded in cost of sales. 1997 gross margin decreased from 1996 due to a shift in revenues to lower margin products in certain businesses.

     Selling, general and administrative expense ("SG&A") -- SG&A in 1998 increased to $471.8, or 25.8% of revenues. The $471.8 included $47.8 of 1998 charges. Excluding the impact of the other 1998 charges, 1998 SG&A as a percentage of revenues was comparable to the percentages in 1997 and 1996.

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

     Operating Income in 1998 was significantly impacted by the divestiture of GSPG and GSEG, $16.3 of 1998 special charges related to restructuring initiatives, and $10.5 of 1998 Charges included in cost of sales and SG&A. Operating income in 1997 decreased from 1996 principally due to the divestiture of GSPG and GSEG and $1.9 of 1997 Charges. 1996 was impacted by $11.9 of 1996 Charges. Operating income in 1999 is expected to improve over 1998 due to higher revenues, lower one-time costs and savings associated with the restructuring initiatives.

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

     Operating Income in 1998 of $24.0 was impacted by special charges of $14.5 related to restructuring initiatives, and $188 of 1998 charges included in cost of sales and SG&A. Operating income in 1997 was negatively impacted by $20.0. Operating income in 1996 was impacted by $1.8 of 1997 Charges.

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

     Operating Income in 1998 of $25.6 included the impact of the Merger of offset by the impact of the General Motors strike, $1.6 of 1998 special charges related to restructuring initiatives, $2.6 of 1998 charges included in cost of sales and SG&A, and approximately $2.3 in incremental goodwill and intangible amortization resulting from the purchase accounting for SPX. Operating income in 1997 was up, in line with the increased revenues in 1997 over 1996. Operating income in 1999 is expected to improve over 1998 due to the inclusion of SPX businesses for a full year and lower one-time costs.

GENERAL CORPORATE EXPENSES

     The 1998 expense included the former GSX corporate office for the full year and the SPX corporate office for the fourth quarter of 1998. 1998 also included $69.3 of special charges associated with closing the former GSX corporate headquarters. Additionally, 1998 included 1998 charges of $34.3. 1997 and 1996 reflect the GSX corporate office expenses only.

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

     Pension Income/Expense -- During 1998, 1997 and 1996, the company recorded net pension income of $19.7, $14.7 and $8.8, respectively. The company's pension plans have plan assets in excess of plan obligations of approximately $113.0 as of December 31, 1998. It is this significant overfunded position that primarily results in the recorded pension income as the increases in market value of the plans' assets exceeds the service, interest and other elements associated with annual employee service. Future net pension expense or income is dependent upon many factors including level of employee participation in the plans, plan amendments, discount rates and the changes in market value of the plans' assets, which, in turn depends on a variety of economic conditions. Accordingly, there can be no assurance that future periods will include significant amounts of net pension income.

     In-Process Technology -- Approximately $9.0 of the purchase price of SPX in the Merger was allocated to in-process technology. As of the date of valuation, the in-process technology projects had not reached technological feasibility nor had they any alternative future uses. Accordingly, the company charged this $9.0 to selling, general and administrative expense at the date of acquisition.

     The in-process technology value explicitly excludes development efforts yet to be completed, and solely reflects progress made as of the valuation date. As of the valuation date, SPX identified twenty-six incomplete in-process technology projects at six operations. These projects include the development of new processes and products. Based on an assessment of indicators including time spent on the project compared to total expected project time; expenses incurred to date compared to total project expenses; and management's estimate of project completion, the in-process technology projects were determined to be between 10% and 90% complete. Estimated time to completion of in-process technology projects was approximately 5 to 30 months. There are risks associated with the projects that may prevent them from becoming viable products that generate revenues. These risks include, but are not limited to, the successful development of the underlying technology and the ability to economically produce a product in commercial quantities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        SPX CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

SPX Corporation and Subsidiaries
  Report of Independent Auditors............................   27
  Consolidated Financial Statements:
  Consolidated Statements of Income and Comprehensive Income
     for the years ended December 31, 1998, 1997 and 1996...   28
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................   29
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1998, 1997 and 1996...........   30
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................   31
  Notes to Consolidated Financial Statements................   32
     All schedules are omitted because they are not
     applicable, not required or because the required
     information is included in the consolidated financial
     statements or notes thereto
EGS Electrical Group, LLC and Subsidiaries
  Independent Auditors' Report..............................   60
  Consolidated Financial Statements:
  Consolidated Statement of Income for the year ended
     September 30, 1998.....................................   61
  Consolidated Balance Sheet as of September 30, 1998.......   62
  Consolidated Statement of Members' Equity for the year
     ended September 30, 1998...............................   64
  Consolidated Statement of Cash Flows for the year ended
     September 30, 1998.....................................   64
  Notes to Consolidated Financial Statements................   65

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of SPX Corporation:

     We have audited the accompanying consolidated balance sheet of SPX CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998, and the related statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EGS, the investment in which is reflected in the accompanying financial statements using the equity method of accounting (see
Note 10). The statements of EGS as of and for the year ended September 30, 1998, were audited by other auditors whose report has been furnished to us and our opinion, insofar as it related to the amounts included for EGS for 1998, is based solely on the report of the other auditors. The financial statements of the company as of December 31, 1997 and 1996, were audited by other auditors whose report dated January 23, 1998 (updated for certain matters as to which the date is February 15, 1999) included an explanatory paragraph with respect to the change in the company's method of accounting for business process reengineering costs, as discussed in Note 1 to the financial statements.

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

                        SPX CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1998          1997          1996
                                                              ----------    ----------    ----------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues....................................................   $1,825.4      $1,954.6      $2,065.0
Costs and expenses:
  Cost of products sold.....................................    1,271.9       1,313.6       1,369.7
  Selling, general and administrative.......................      471.8         444.9         455.6
  Goodwill/intangible amortization..........................       19.5          14.6          16.6
  Special charges...........................................      101.7            --            --
                                                               --------      --------      --------
Operating income (loss).....................................      (39.5)        181.5         223.1
  Other (expense) income, net...............................       (0.5)         72.7          20.8
  Equity in earnings of EGS.................................       40.2          11.8            --
  Interest expense, net.....................................      (45.1)        (13.2)        (21.5)
                                                               --------      --------      --------
Income (loss) before income taxes...........................      (44.9)        252.8         222.4
Income taxes................................................       (3.2)        121.8          89.0
                                                               --------      --------      --------
Income (loss) from continuing operations....................      (41.7)        131.0         133.4
Discontinued operations, net of income taxes................         --           2.3            --
                                                               --------      --------      --------
  Income (loss) before cumulative effect of accounting
     change.................................................      (41.7)        133.3         133.4
Cumulative effect of accounting change, net of income
  taxes.....................................................         --          (3.7)           --
                                                               --------      --------      --------
Net income (loss)...........................................      (41.7)        129.6         133.4
Other comprehensive income (loss):
  Foreign currency translation adjustment...................        1.4          (8.7)          2.5
  Minimum pension liability adjustment......................       (0.7)         (1.7)           --
                                                               --------      --------      --------
Comprehensive income (loss).................................   $  (41.0)     $  119.2      $  135.9
                                                               ========      ========      ========
Basic income (loss) per share of common stock:
  From continuing operations................................   $  (1.94)     $   6.23      $   6.41
  From discontinued operations..............................         --          0.11            --
  Cumulative effect of accounting change....................         --         (0.18)           --
                                                               --------      --------      --------
Net income (loss) per share.................................   $  (1.94)     $   6.16      $   6.41
                                                               ========      ========      ========
Weighted average number of common shares outstanding........     21.546        21.028        20.819
Diluted earnings (loss) per share of common stock:
  From continuing operations................................   $  (1.94)     $   6.22      $   6.25
  From discontinued operations..............................         --          0.11            --
  Cumulative effect of accounting change....................         --         (0.18)           --
                                                               --------      --------      --------
Net income (loss) per share.................................   $  (1.94)     $   6.15      $   6.25
                                                               ========      ========      ========
Weighted average number of common shares outstanding........     21.546        21.095        21.915

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

                        SPX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                                        RETAINED                       OTHER        COMMON
                                    COMMON    PAID-IN   EARNINGS      UNEARNED     COMPREHENSIVE   STOCK IN
                                     STOCK    CAPITAL   (DEFICIT)   COMPENSATION      INCOME       TREASURY
                                    -------   -------   ---------   ------------   -------------   --------
                                                                 (IN MILLIONS)
Balance at December 31, 1995......  $269.2    $ 112.9    $ 582.9       $   --         $ (3.9)      $(383.0)
Net income........................      --         --      133.4           --             --            --
Cash dividends declared...........      --         --      (48.9)          --             --            --
Purchase of common stock..........      --         --         --           --             --          (1.2)
Exercise of stock options and
  savings and stock ownership plan
  funding.........................     1.1       11.6         --           --             --           9.4
Conversion of 5.75 percent
  convertible subordinate notes...      --       20.5         --           --             --          37.3
Translation adjustments...........      --         --         --           --            2.5            --
                                    ------    -------    -------       ------         ------       -------
Balance at December 31,1996.......   270.3      145.0      667.4           --           (1.4)       (337.5)
Net income........................      --         --      129.6           --             --            --
Cash dividends declared...........      --         --      (50.3)          --             --            --
Purchase of common stock..........      --         --         --           --             --        (240.4)
Exercise of stock options and
  savings and stock ownership plan
  funding.........................     1.6       14.8         --           --             --           1.5
Conversion of 5.75 percent
  convertible subordinate notes...      --       14.0         --           --             --          25.5
Minimum pension liability
  adjustment, net of taxes of
  $1.1............................      --         --         --           --           (1.7)           --
Translation adjustments...........      --         --         --           --           (8.7)           --
                                    ------    -------    -------       ------         ------       -------
Balance at December 31, 1997......   271.9      173.8      746.7           --          (11.8)       (550.9)
Net loss..........................      --         --      (41.7)          --             --            --
Cash dividends declared...........      --         --      (24.4)          --             --            --
Purchase of common stock before
  Merger..........................      --         --         --           --             --        (159.6)
Exercise of stock options and
  other incentive plan activity...     0.6        1.6         --          1.0             --           0.6
Retire GSX treasury stock.........   (90.0)    (619.9)        --           --             --         709.9
Merger of SPX and GSX.............   169.2      926.2     (784.2)       (33.2)            --        (285.8)
Purchase of common stock after
  Merger..........................      --         --         --           --             --          (0.6)
EGS adjustment....................      --         --       (9.6)          --             --            --
Minimum pension liability
  adjustment, net of taxes of
  $0.4............................      --         --         --           --           (0.7)           --
Translation adjustments...........      --         --         --           --            1.4            --
                                    ------    -------    -------       ------         ------       -------
Balance at December 31, 1998......  $351.7    $ 481.7    $(113.2)      $(32.2)        $(11.1)      $(286.4)
                                    ======    =======    =======       ======         ======       =======

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  1998       1997       1996
                                                                --------    -------    -------
                                                                        (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $  (41.7)   $ 129.6    $ 133.4
Adjustments to reconcile net income (loss) to net cash from
  operating activities:
  Cumulative effect of accounting change....................          --        3.7         --
  Special charge............................................       101.7         --         --
  Equity in earnings of EGS.................................       (40.2)     (11.8)        --
  Gains on divestitures of businesses.......................          --      (75.0)     (20.8)
  In-process technology charge and goodwill write-off of a
     business held for sale.................................        28.5         --         --
  Deferred income taxes.....................................       (19.5)      22.2       43.7
  Depreciation..............................................        49.9       50.7       52.6
  Amortization of goodwill and intangibles..................        19.5       14.6       16.6
  Pension credits...........................................       (19.7)     (14.7)      (8.8)
  Other, net................................................         6.9        2.3       15.3
  Changes in assets and liabilities, net of effects from
     acquisitions and divestitures:
     Accounts receivable....................................         1.9      (13.6)     (30.8)
     Inventories............................................        14.6       18.4      (10.4)
     Prepaid expenses and other current assets..............        (0.7)       6.7       11.0
     Accounts payable, accrued expenses and other...........       (56.3)     (24.1)     (10.1)
                                                                --------    -------    -------
  Net cash from operating activities........................        44.9      109.0      191.7
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from business divestitures.......................          --      216.9       94.4
  Capital expenditures......................................       (69.2)     (56.5)     (59.3)
  Business acquisitions, net of cash acquired...............       (10.9)     (11.0)        --
  Cash acquired in Merger...................................        10.5         --         --
  Distributions from EGS....................................        15.5         --         --
  Other, net................................................         1.7        5.5       (2.8)
                                                                --------    -------    -------
  Net cash from investing activities........................       (52.4)     154.9       32.3
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement...........        27.4         --         --
  Issuance of long-term debt................................     1,582.1      170.5      115.3
  Payment of long-term debt.................................      (566.0)    (118.1)    (288.5)
  Debt issuance fees paid...................................       (38.2)        --         --
  Purchases of common stock.................................      (160.2)    (240.4)      (1.2)
  Common stock issued under stock incentive programs........         3.1       11.4       14.7
  Merger dividend paid......................................      (784.2)        --         --
  Other dividends paid......................................       (36.5)     (51.7)     (47.6)
                                                                --------    -------    -------
  Net cash from financing activities........................        27.5     (228.3)    (207.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................         0.3       (3.3)        --
                                                                --------    -------    -------
NET CHANGES IN CASH AND EQUIVALENTS.........................        20.3       32.3       16.7
CASH AND EQUIVALENTS AT BEGINNING OF YEAR...................        50.0       17.7        1.0
                                                                --------    -------    -------
CASH AND EQUIVALENTS AT END OF YEAR.........................    $   70.3    $  50.0    $  17.7
                                                                ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid.............................................    $   33.0    $  11.6    $  25.7
  Income taxes paid.........................................        59.4       87.0       44.0
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of convertible debt into common stock..........    $     --    $  39.3    $  57.4
  Net assets contributed to (returned from) EGS.............       (64.6)     119.4         --
  Fair value of shares issued to acquire SPX................      (766.1)        --         --

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

     Revenue Recognition -- The company recognizes revenues from product sales upon shipment to the customer, except for revenues from service contracts and long-term maintenance arrangements which are deferred and recognized on a pro rata basis over the agreement period and revenues from certain long-term contracts which are recognized using the percentage-of-completion method of accounting. Under the percentage-of-completion method, earnings accrue based on the percentage of total costs incurred or total units of products delivered, as contracts progress toward completion. Certain sales to distributors made with return rights and/or price protection features are recognized upon shipment to the customer, with appropriate recognition to reflect returns based on current market conditions and historical actual returns and allowances as a percentage of sales.

     Sales returns and allowances are recognized on an estimated basis as a charge against revenue in the period in which the related revenues are recognized.

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

     Financial Instruments -- The company does not enter into financial instruments for speculative or trading purposes. The company records the net amount to be paid or received under interest rate protection agreements over the life of the agreement as a component of interest expense. On forward foreign

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     exchange and option contracts which specifically hedge an underlying transaction, gains or losses are deferred and are recorded when the underlying transaction occurs. While it is not the practice of the company to enter into contracts to hedge anticipatory transactions, any gains or losses on forward foreign exchange and option contracts that do not hedge a specific transaction are recognized currently.

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

     Impairment of Long-lived Assets -- The company continually reviews whether events and circumstances subsequent to the acquisition of any long-lived assets, including goodwill and other intangible assets, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, the company uses projections to assess whether future cash flows or operating income (before amortization) on a non-discounted basis related to the tested assets is likely to exceed the recorded carrying amount of those assets, to determine if a write down is appropriate. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances which could include the use of similar projections on a discounted basis.

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
                                                              ========

     The intangibles, including customer lists of $118.0, developed technologies of $85.8, trademarks and work force of $73.0, and goodwill will be amortized over 10 to 40 years. The valuation included in-process technology of $9.0, which was expensed in the fourth quarter of 1998. The valuations of identifiable intangibles and in-process technology were based upon independent external appraisals. This charge is included as a component of selling, general and administrative expenses in the accompanying statement of income. In-process technology represents research and development projects of SPX that were commenced but not yet completed at the Merger Date, had not reached technological feasibility and which had no future use in research and development activities or otherwise.

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

(3) Includes Special Charges of $16.3 in 1998 (See Note (4)) and other charges of $10.5, $1.9 and $11.9 in 1998, 1997 and 1996, respectively. (See Note
    (19)).

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(4) Special charges were recorded in 1998 of $14.5 for restructuring and $18.8 of other 1998 charges related to the Merger. Other charges of $20.0 in 1997 related to asset write downs, lease termination and other charges of $1.8 were recorded in 1996 related to asset write downs offset by royalty income.

(5) Special charges were recorded in 1998 of $1.6 for restructuring and $2.6 of other 1998 charges related to the Merger.

(6) In the fourth quarter of 1998, the company recorded special charges of $69.3 associated with closing the GSX corporate headquarters, other 1998 charges of $5.8 associated with the integration of SPX and GSX, $36.5 of environmental charges related to the Merger, a $9.0 in-process technology charge from the valuation of SPX for purchase accounting, and $19.5 to write down goodwill of a business held for sale to net realizable value. The business held for sale has net assets of $24.4 as of December 31, 1998 and is expected to be sold by April 1999. 1998 operating results were not material. In 1997, unusual gains of $4.0, net, were recorded related to settle patent litigation and the sale of related patents and other matters.

                      GEOGRAPHIC AREAS                          1998        1997        1996
                      ----------------                        --------    --------    --------
REVENUES -- UNAFFILIATED CUSTOMERS:
  United States (1).........................................  $1,521.4    $1,700.8    $1,809.2
  Europe....................................................     155.8       119.4       114.7
  Other.....................................................     148.2       134.4       141.1
                                                              --------    --------    --------
                                                              $1,825.4    $1,954.6    $2,065.0
                                                              ========    ========    ========
LONG LIVED ASSETS:
  United States.............................................  $1,948.2    $  800.2    $  845.4
  Europe....................................................      26.6         6.1         4.7
  Other.....................................................      17.8        13.6         9.0
                                                              --------    --------    --------
                                                              $ 1992.6    $  819.9    $  859.1
                                                              ========    ========    ========

---------------

(1)  Includes export sales of $181.9 in 1998, $176.8 in 1997, and $215.2 in
     1996.

     No individual foreign country in which the company operates accounted for more than 5% of consolidated revenues in 1998, 1997 or 1996.

(4) 1998 SPECIAL CHARGES

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

CLOSING OF GSX CORPORATE HEADQUARTERS

     These charges include $65.3 of cash costs related to change of control agreements, option and restricted stock payments, and other employee termination costs for 88 corporate GSX employees. Substantially all scheduled terminations and payments were completed by December 31, 1998. Additionally, a $4.0 charge was recorded for the GSX corporate headquarters building, which was closed in late 1998. The charge principally represents rental costs until the lease termination in early 2000 ($2.4) and non-transferable property write

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

downs ($1.6). The termination of corporate employees and closure of the headquarters building were necessary to eliminate duplicative corporate personnel and facilities created by the Merger.

RESTRUCTURING CHARGE

     As part of its plan to reduce operating costs of the combined company, the company offered an early retirement program to employees at most of the GSX operations. Approximately 325 hourly and salaried employees accepted the offer during the fourth quarter at a cash cost of $14.2, which represents incremental salary paid upon their early retirement. Substantially all such employees will retire by March 31, 1999. Additionally, during the fourth quarter of 1998, the company committed to and announced that it would close 18 manufacturing, sales and administrative facilities primarily to consolidate various GSX operations. As a result of these actions, the company recorded charges of $10.1 for cash severance payments to approximately 800 hourly and salaried other employees (approximately 330 of which were terminated by December 31, 1998 with the remaining expected to be terminated by mid-1999) and $8.1 for facility closing costs (including cash holding costs of $3.5 and non-cash property write downs of $4.6). The restructuring of these operations was to improve efficiency and to eliminate duplicative functions.

     The 18 affected facilities included four manufacturing facilities in Illinois, Alabama, Pennsylvania, and New York and five sales facilities in California, Missouri, Canada and two in the United Kingdom within the Industrial Products and Services segment; three manufacturing facilities in Connecticut, Massachusetts, and Florida and five sales facilities in Texas, Switzerland, France, Italy and the United Kingdom within the Technical Products and Systems segment; and one manufacturing facility in Michigan within the Vehicle Components segment.

     The facility closings should be substantially complete by the end of the first quarter of 1999. The company expects that approximately $10.0 of additional incremental costs associated with these actions will be expensed as incurred in 1999. These costs relate to moving and relocation expenses, incentives to employees to finish production and other activities, and other miscellaneous costs that did not qualify for accrual in 1998. Generally, functions performed at the affected facilities will be consolidated into continuing facilities. The company will also exit manufacturing activities related to certain unprofitable product lines. Revenues and operating results related to these exited product lines were not material.

     The company estimates that it will achieve operating cost reductions in 1999 and beyond through reduced employees, manufacturing and other facility costs.

     The following table summarizes activity through December 31, 1998 regarding these restructuring actions:

                                                  EMPLOYEE      FACILITY
                                                 TERMINATION    HOLDING      PROPERTY
                                                    COSTS        COSTS      WRITE-OFFS    TOTAL
                                                 -----------    --------    ----------    ------
Special charge.................................    $ 89.6        $ 5.9        $ 6.2       $101.7
Non-cash asset write-offs......................        --           --         (6.2)        (6.2)
                                                   ------        -----        -----       ------
                                                     89.6          5.9           --         95.5
Payments.......................................     (58.3)        (0.3)          --        (58.6)
Reclassified to pension liability(a)...........     (14.2)          --           --        (14.2)
                                                   ------        -----        -----       ------
Remaining balance -- December 31, 1998(b)......    $ 17.1        $ 5.6        $  --       $ 22.7
                                                   ======        =====        =====       ======

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

---------------

(a) Included in the special charge were incremental pension costs related to the severed employees. The company reclassified the pension component to its other pension accounts.

(b) Included in Special charges and disposition related accruals in Note (12).

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

     Refer also to Notes 6 and 12.

(5) DISCONTINUED OPERATIONS AND BUSINESS DIVESTITURES

     In November 1994, the company adopted a plan to sell Leeds & Northrup Company (L&N), formerly a part of the Technical Products and Systems segment, and Dynapower/Stratopower (Dynapower), formerly a part of the Industrial Products and Services segment. These businesses were accounted for as discontinued operations, and the consolidated financial statements have reported separately their operating results. In 1995, the company recorded total charges of $99.9 for additional expected losses relating to the disposal of L&N and Dynapower. Through December 31, 1996, substantially all related assets were sold. In September 1997, $3.8 of the original accrual amount ($2.3 after-tax) was no longer required and accordingly, was reversed. Accruals related to expected operating and other losses from these discontinued operations (except as described below) are included in the summary of activity of certain accruals presented in Note 6. In addition to those accruals, as of December 31, 1995, the company had a $67.9 accrual for the expected loss on the sale of L&N assets. Upon the sale of those assets in 1996, this accrual was completely utilized.

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

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(6) VALUATION ACCOUNTS AND DISPOSITION-RELATED ACCRUALS

                                                           1998         1997         1996
                                                           -----       ------       ------
Allowance for doubtful accounts:
  Balance beginning of year..............................  $12.3       $ 10.0       $ 10.6
  Provisions.............................................    3.9          8.6          2.1
  Charges................................................   (4.9)        (6.3)        (2.7)
  Established in Merger..................................    7.0           --           --
                                                           -----       ------       ------
  Balance end of year....................................  $18.3       $ 12.3       $ 10.0
                                                           =====       ======       ======
Disposition related accruals:
  Balance beginning of year(1)...........................  $ 5.5       $ 18.2       $ 32.7
  Established in Merger(2)...............................   18.4           --           --
  Provisions.............................................     --          1.0          7.9
  Charges against accruals(3)............................   (6.7)       (13.7)       (22.4)
                                                           -----       ------       ------
  Balance end of year....................................  $17.2       $  5.5       $ 18.2
                                                           =====       ======       ======

---------------

(1) These accruals primarily relate to business divestitures announced prior to December 31, 1996.

(2) The $18.4 accrual established in connection with the Merger relates to obligations from exiting certain SPX diagnostic equipment product lines in 1997. This primarily relates to continued cash severance and lease obligations and cash service and software update obligations related to the discontinued products. Since the Merger, there have been no significant changes to the estimate of costs or timing of these obligations.

(3) Charges in each year primarily relate to cash payments in settlement of obligations and operating losses related to discontinued businesses and product lines. In 1997, $3.8 of the original accrual related to discontinued operations was no longer required and accordingly, was reversed. All of the remaining $17.2 of accruals are for similar future cash payments."

     Refer also to Notes 4 and 12.

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

     During 1997, the company's accrued postretirement benefit cost was reduced by curtailment gains and settlement gains of approximately $7.9 related to the disposition of GSPG and the formation of EGS. The curtailment gain recognized on the disposition of GSPG is included in the gain on the sale (see Note 5). The curtailment and settlement gains resulting from the formation of EGS were included in the investment in EGS.

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

(9) CONTRACTS IN PROGRESS

     Prepaid expenses and other current assets include contracts in progress of $3.1 and $3.4 at December 31, 1998 and 1997, respectively. Contracts in progress represent revenue recognized on a percentage-of-

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

completion basis over related progress billings of $2.3 and $60.5 at December 31, 1998 and 1997, respectively. Substantially all contracts in progress at year-end are billed during the subsequent year.

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

     EGS had sales of $26.5, gross margin of $9.6 and net income of $4.3 for the period from September 15, 1997 (its inception) to September 30, 1997. Current assets, noncurrent assets, current liabilities, and noncurrent liabilities of EGS as of September 30, 1997 were $150.8, $322.2, $65.0, and $15.6, respectively.

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

(12) ACCRUED EXPENSES

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1998      1997
                                                                ------    ------
Payroll and compensation....................................    $105.3    $ 53.5
Environmental and legal.....................................      31.3      25.3
Special charges and disposition related accruals............      39.9       5.5
Other.......................................................     219.5     100.1
                                                                ------    ------
                                                                $396.0    $184.4
                                                                ======    ======

     Refer also to Notes 4 and 6.

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

     Realization of deferred tax assets associated with the net operating loss ("NOL") and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance decreased in 1998 and 1997 by $5.3 and $13.3, respectively.

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

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(18) QUARTERLY RESULTS (UNAUDITED)

                                   FIRST            SECOND             THIRD               FOURTH
                              ---------------   ---------------   ----------------    -----------------
                               1998     1997     1998     1997     1998      1997      1998       1997
                              ------   ------   ------   ------   ------    ------    -------    ------
Revenues...................   $374.4   $505.6   $401.7   $539.6   $409.9    $475.7    $ 639.4    $433.7
Gross margin...............    125.6    165.0    144.7    181.1    138.4     144.5      144.8     150.4
Income (loss) from
  continuing operations....     23.4     24.3     30.8     34.4     24.1(2)   36.0(1)  (120.0)(3)   36.3(4)
Discontinued operations....       --       --       --       --       --       2.3         --        --
Cumulative effect of
  accounting change........       --       --       --       --       --        --         --      (3.7)
Net income (loss)..........   $ 23.4   $ 24.3   $ 30.8   $ 34.4   $ 24.1    $ 38.3    $(120.0)   $ 32.6
Basic income (loss) per
  share of common stock
  (5):
  Continuing operations....   $ 1.20   $ 1.11   $ 1.68   $ 1.64   $ 1.32    $ 1.71    $ (3.99)   $ 1.79
  Discontinued
     operations............       --       --       --       --       --      0.11         --        --
  Cumulative effect of
     accounting change.....       --       --       --       --       --        --                (0.18)
  Net income (loss)........   $ 1.20   $ 1.11   $ 1.68   $ 1.64   $ 1.32    $ 1.82    $ (3.99)   $ 1.61
Diluted income (loss) per
  share of common stock
  (5):
  Continuing operations....   $ 1.19   $ 1.11   $ 1.67   $ 1.63   $ 1.32    $ 1.70    $ (3.99)   $ 1.79
  Discontinued
     operations............       --       --       --       --       --      0.11         --        --
  Cumulative effect of
     accounting change.....       --       --       --       --       --        --         --     (0.18)
  Net income (loss)........   $ 1.19   $ 1.11   $ 1.67   $ 1.63   $ 1.32    $ 1.81    $ (3.99)   $ 1.61

---------------
Note: The sum of the quarters' earnings per share may not equal the full year per share amounts.

(1) Included a $63.7 gain on sale of GSPG and $14.1 of one-time charges for asset valuations, restructuring charges and other matters.

(2) Included a $5.5 writeoff of professional fees associated with the termination of a plan to spin-off Inrange Technologies and dispose of three other units that had been announced by the former GSX management team.

(3) Included a $101.7 special charge (see Note 4) and $102.7 of other one-time charges. The other one-time charges included environmental charges related to the Merger and restructuring actions, the write down of goodwill of a business held for sale to its net realizable value, the write off of in-process technology as a result of the purchase accounting valuation of SPX, and other costs related to the integration of GSX into SPX.

(4) Includes a $10.0 gain on settlement of patent litigation and the sale of related patents, a $9.0 gain on sale of an investment in Mexico and a $13.8 special charge for asset valuations, lease termination costs and other matters.

(5) Earnings per share prior to the Merger Date have been adjusted by the Merger Exchange Ratio of 0.4186.

(19) OTHER CHARGES AND GAINS

     During 1998, 1997 and 1996, the company recorded certain other charges and gains. In 1998, $5.5 of charges were recorded in the third quarter and $102.7 of charges were recorded in the fourth quarter (the

                        SPX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

"1998 Charges"). In 1997, $17.9 of charges, net of gains, were recorded during the third and fourth quarters (the "1997 Charges"). In 1996, $13.7 of charges, net of gains, were recorded (the "1996 Charges").

1998 CHARGES

     During the third quarter of 1998, the company expensed $5.5 of professional fees associated with the termination of a plan to spin-off Inrange Technologies and the possible disposal of three other units that had been announced by the former GSX management team.

     In the fourth quarter of 1998, the company expensed $9.0 of in-process technology included in the valuation of SPX (see Note 2 for further discussion of the purchase accounting for SPX). The company recorded $19.5 to write-down goodwill of a business held for sale to net realizable value. The business held for sale has net assets of $24.4 as of December 31, 1998 and is expected to be sold by April 1999. Operating results of this business for 1998 were not material. The company recorded additional environmental accruals of $36.5 in response to new information and data obtained as a result of the Merger (see
Note 16 for additional information regarding environmental accruals). The company also recorded charges totaling $37.7 in that quarter including Merger integration costs ($5.8) and inventory write-downs ($11.4), patents and licenses assets impairments ($6.3) and customer settlements ($3.1) primarily related to older generation products that current management has decided to phase out in favor of recently developed upgraded products, primarily in the Technical Products and Systems segment. These charges primarily resulted from information obtained as a result of the Merger, operating actions initiated during the quarter, and new management's review of the former GSX businesses' assets and liabilities.

     Of the 1998 Charges, $60.4 were included in cost of products sold and the remaining $47.8 were included in selling, general and administrative expense.

1997 CHARGES AND GAINS

     In the fourth quarter of 1997, the company settled patent litigation and sold related patents for a gain of $10.0. The company also recorded charges of $13.8 in that quarter for asset valuations, lease termination costs and other individually insignificant matters. In the third quarter of 1997, the company, based on current market conditions, recorded increases to its inventory and accounts receivable reserves, as well as recorded professional fees in connection with the formation of EGS. The company also wrote off assets related to a discontinued product line and recorded a charge for cancellation of a facility lease. Additionally, the company reversed an accrual that was no longer needed due to the formation of EGS. The net of these matters totaled $14.1.

     Of the 1997 Charges, $11.2 were included in cost of products sold and the remaining $6.7 were included in selling, general and administrative expense.

1996 CHARGES AND GAINS

     The company negotiated a royalty settlement related to one of its previously divested semiconductor businesses and received $4.0 in connection with this agreement. A fire at a supplier facility destroyed certain assets of a business and the company received $2.0 in insurance proceeds, net of related expenses, and recognized a gain on the involuntary conversion of these assets. The company recorded charges totaling $19.7 for asset write-downs, lease termination costs, severance, warranty repairs and environmental matters.

     Of the 1996 Charges, $13.0 were included in cost of products sold, $4.7 were included in selling, general and administrative expense and the $4.0 royalty settlement was included as a component of revenues.

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

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

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

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

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
                                                                ======

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

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
                (v)      SPX Corporation Executive Severance Agreement, incorporated herein by reference from the company's Amendment No. 1 on
                         Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1988.
                (vi)     SPX Corporation Trust Agreement for Supplemental Retirement
                         Plan for Top Management, Excess Benefit Plan No. 3, and
                         Retirement Plan for Directors, incorporated herein by
                         reference from the company's Amendment No. 1 on Form 8 to
                         the Annual Report on Form 10-K, file No. 1-6948, for the
                         year ended December 31, 1988.
                (vii)    SPX Corporation Trust Agreement for Participants in
                         Executive Severance Agreements, Special Separation Pay Plan
                         for Corporate Staff Executive Personnel Agreements and
                         Special Separation Pay Plan for Corporate Staff Management
                         and Administrative Personnel Agreements, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the
                         year ended December 31, 1988.
                (viii)   SPX Corporation Stock Compensation Plan Limited Stock
                         Appreciation Rights Award, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1988.
                (ix)     SPX Corporation Stock Ownership Plan, incorporated herein by reference from the company's Current Report on Form 8-K,
                         file No. 1-6948, filed on July 26, 1989.
                (x)      SPX Corporation Stock Ownership Trust, incorporated herein by reference from the company's Current Report on Form 8-K, file No. 1-6948, filed on July 26, 1989.
                (xi)     SPX Corporation 1992 Stock Compensation Plan, incorporated herein by reference from Exhibit 10(iii)(n) to the company's
                         Annual Report on Form 10-K, file No. 1-6948, for the year
                         ended December 31, 1992.
                (xii)    SPX Corporation Supplemental Employee Stock Ownership Plan,
                         incorporated herein by reference from the company's Annual
                         Report on Form 10-K, file No. 1-6948, for the year ended
                         December 31, 1990.
                (xiii)   Employment agreement, and related Nonqualified Stock Option
                         Agreement and Restricted Shares Agreement, between SPX
                         Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to the company's Annual
                         Report on Form 10-K, file 6948, for the year ended December
                         31, 1995.
                (xiv)    Employment agreement between SPX Corporation and John B.
                         Blystone dated as January 1, 1997, incorporated herein by
                         reference to the company's Annual Report on Form 10-K, file
                         No. 1-6948, for the year end December 31, 1996.
                (xv)     SPX Corporation 1997 Non-Employee Director's Compensation
                         Plan, incorporated herein by reference from Exhibit A to the
                         Proxy Statement contained in the Company's Schedule 14A,
                         file No. 16948, filed on March 25, 1997.
                (xvi)    SPX Corporation Supplemental Retirement Savings Plan for Top
                         Management, incorporated herein by reference from the
                         company's Form S-4 Registration Statement 333-60853, filed on July 20, 1998.
              11         Statement regarding computation of earnings per share. See
                         Consolidated Statements of Income, page    of this Form
                         10-K.
              21         Subsidiaries, incorporated herein by reference to the
                         company's Annual Report on Form 10-K, filed on
                         March 31, 1999.
            23.1         Consent of Arthur Andersen LLP.
            23.2         Consent of Ernst & Young LLP.
            23.3         Consent of KPMG LLP
              27         Financial data schedules, incorporated herein by reference to the company's Annual Report on Form 10-K, filed on March
                         31, 1999.

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

                                            SPX CORPORATION
                                            (Registrant)

                                            By    /s/ PATRICK J. O'LEARY
                                             -----------------------------------
                                                     Patrick J. O'Leary
                                                   Vice President Finance,
                                                Treasurer and Chief Financial
                                                            Officer

                                            By      /s/ JAMES BENJAMIN
                                             -----------------------------------
                                                  Chief Accounting Officer

                               POWER OF ATTORNEY

     The undersigned officers and directors of SPX Corporation hereby severally constitute John B. Blystone, Christopher J. Kearney, Patrick J. O'Leary or
James Benjamin and each of them singly our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally to do all such things in our name and on our behalf in our capacities as officers and directors to enable SPX Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on the Annual Report on Form 10-K and any and all amendments thereto.

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