Form 10-K405
period 1999-12-31
SPX CORP
filed 2000-03-17
CIK 88205

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   Form 10-K

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                    .

                         COMMISSION FILE NUMBER: 1-6948

                                SPX CORPORATION
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                        38-1016240
              (State or other jurisdiction of                          (I.R.S. Employer
               incorporation or organization)                         Identification No.)
        700 TERRACE POINT DRIVE, MUSKEGON, MICHIGAN                       49443-3301
          (Address of principal executive offices)                        (Zip Code)
    Registrant's telephone number, including area code:                  231-724-5000
Securities registered pursuant to Section 12(b) of the Act:

                                                                                  NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                                                   WHICH REGISTERED
                -------------------                                               ------------------------
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

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

                       $3,767,901,000 AS OF MARCH 9, 2000
                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                     31,399,172 SHARES AS OF MARCH 9, 2000
                            ------------------------

     DOCUMENTS INCORPORATED BY REFERENCE: REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING ON APRIL 26, 2000 IS INCORPORATED BY REFERENCE INTO PART III.

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. BUSINESS

(dollar amounts in millions, except per share data)

     SPX Corporation ("SPX" or the "company") is a global provider of technical products and systems, industrial products and services, service solutions and vehicle components. The company was organized in 1911 under the laws of Michigan, and reincorporated in Delaware in 1968. SPX has operations in 19 countries with the worldwide headquarters located in Muskegon, Michigan.

     1999 was a year of dynamic change for SPX Corporation. Significant accomplishments in 1999 follow:

     -Improved revenues by 7.7% and operating profit by 470 basis points compared to pro forma 1998 through the implementation of growth strategies and restructuring initiatives.

     -Improved Economic Value Added ("EVA") by $70.6 in 1999. The company expects to be EVA positive in 2000, two years ahead of its original commitment of 2002.

     -Reduced net debt by $409.4 with cash generated from operations and proceeds from the divestiture of Best Power, Dual-Lite, and Acutex.

     -Continued to expand the businesses through strategic acquisitions, the largest of which was North American Transformer for $86.0. NAT's expertise in large-power transformers will broaden the Industrial Products and Services product line.

     -Completed the restructuring plan announced in 1998 that improved profitability, streamlined operations, reduced costs, and improved efficiency. The restructuring was related primarily to the merger ("Merger") of General Signal and SPX Corporation that occurred on October 6, 1998.

     -Implemented the SPX Value Improvement Process(R) throughout the businesses. The SPX Value Improvement Process represents an integrated, transferable approach to doing business that consists of six components executed concurrently. These include: (1) implementation of Economic Value Added ("EVA") in its full form; (2) infusion of the SPX leadership standards throughout the organization; (3) completion of the strategic review process to determine which businesses to fix, sell or grow; (4) rightsize and consolidate; (5) development of growth strategies; (6) driving the results expected by shareholders.

BUSINESS SEGMENTS

     The company is comprised of four business segments. The Technical Products and Systems segment primarily includes operations that design, manufacture and market fire detection systems, data networking equipment, broadcast antennas and automated fare collection systems. Major customers are computer manufacturers and users, construction contractors, municipalities and TV and radio broadcasters. The Industrial Products and Services segment includes operations that design, manufacture and market power transformers, industrial valves, mixers, electric motors, laboratory freezers and ovens, high-pressure hydraulics, industrial furnaces and coal feeders. Major customers include industrial chemical companies, pulp and paper manufacturers, laboratories, and utilities. The Service Solutions segment includes operations that design, manufacture and market a wide range of specialty service tools, equipment and services primarily to the motor vehicle industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities, and independent distributors. The Vehicle Components segment includes operations that design, manufacture and market transmission and steering components for light and heavy duty vehicle markets, principally in North America and Europe. Major customers are vehicle manufacturers and aftermarket private brand distributors.

     Actual revenues for 1999 and pro forma revenues by segment for 1998 and 1997 are presented below. The pro forma results reflect the General Signal Merger.

                                                         ACTUAL          PRO FORMA
                                                          1999        1998        1997
                                                        --------    --------    --------
  Revenues:
  Technical Products and Systems......................  $  781.1    $  718.8    $  681.7
  Industrial Products and Services....................     844.9       819.8       855.7
  Service Solutions...................................     699.6       611.3       567.8
  Vehicle Components..................................     386.7       369.5       395.1
                                                        --------    --------    --------
                                                        $2,712.3    $2,519.4    $2,500.3
                                                        ========    ========    ========

TECHNICAL PRODUCTS AND SYSTEMS

     The operations in the Technical Products and Systems segment are focused on solving customer problems with complete technology-based systems. The emphasis is on growth through investment in new technology, new product introduction, and alliances and acquisitions.

     The Technical Products and Systems segment includes operations that design, manufacture and market fire detection systems, data networking equipment, broadcast antennas, and automated fare collection systems.

          Fire Detection Systems -- The company produces fire detection and building life-safety products, systems and services for commercial, industrial and institutional facilities under the EST, Mirtone and Edwards brand names. This business is one of the leading manufacturers in the domestic fire detection, service and monitoring market. Sales outside the United States represent approximately 32% of sales. These sales are generated through a network of domestic and international distributors and Original Equipment Manufacturers ("OEM's").

          Data Networking Systems -- The company produces storage networking, data networking and telephone-networking systems and sells these products under the Inrange brand name. Sales outside the United States represent approximately 39% of sales. The company uses a direct sales force and independent distributors worldwide. Principal customers include corporate data centers, mission critical processing environments and storage area network users.

          Broadcast Antennas -- The company produces radio frequency transmission equipment and broadcast antenna systems for television and FM broadcasters and cable pressurization equipment to telecommunications providers under the Dielectric brand name. Sales outside the United States represent approximately 7% of sales. The company currently has a leading share of the antenna systems required for digital TV ("DTV") and is positioned to capitalize on the industry conversion to the DTV format.

          Automated Fare Collection Systems -- The company produces automated fare collection systems, electronic fareboxes and faregates, magnetic ticket processing systems, high-security vending equipment, stamp vending equipment and audio products. These products are marketed to the bus and rail transportation industry and to the U.S. Postal Service under the brand name GFI Genfare. Sales outside the United States represent approximately 7% of sales. The company uses both a direct sales force and independent sales representatives.

INDUSTRIAL PRODUCTS AND SERVICES

     The strategy of the Industrial Products and Services segment is to provide "Productivity Solutions for Industry." The growth emphasis is on introducing new related services and products, as well as to focus on the replacement parts and service elements of the business. This segment includes operations that design, manufacture and market power transformers, industrial valves, mixers, electric motors, high-pressure hydraulics, laboratory freezers and ovens, industrial furnaces and coal feeders for industrial chemical companies, pulp and paper manufacturers, laboratories and utilities.

  Power Transformers -- The company is the leading North American producer of medium and large-power transformers and substations sold to investor-owned utilities, rural electric cooperatives, municipal utilities and the industrial and commercial sector under the Waukesha Electric and North American Transformer brand names. Sales are predominately in the United States.

  Industrial Valves -- The company is a leading producer of industrial valves for gases, liquid, slurries and dry solids. These products are sold primarily to water supply and wastewater treatment plants, pulp and paper manufacturing and chemical processing industries under the DeZurik, PowerRac, Maxum and Intelliseal brand names. Approximately 17% of sales are outside the United States.

  Industrial Fluid Mixers and Agitators -- The company is a global producer of industrial fluid mixers and agitators, that are sold to the water and wastewater treatment, chemical processing and minerals processing industries under the Lightnin brand name. Approximately 33% of sales are outside the United States. Products are sold through a network of representative offices, direct sales force, distributors and licensees.

  Electric Motors -- The company produces universal, blower and permanent magnet fractional horsepower electric motors under the GS Electric brand name. These motors are sold primarily to home appliance manufacturers. Sales are predominately in the United States.

  High-Pressure Hydraulic Equipment -- The company is a leading producer and marketer of precision quality high-pressure hydraulic pumps, rams, valves, pullers and other equipment. These products are marketed under the Power Team and Hytec brand names through industrial distributors, an internal sales force and independent agents. Approximately 26% of sales are outside the United States. Customers include the motor vehicle service industry, construction, aerospace and industrial maintenance markets.

  Ultra-Low Temperature Freezers -- The company is a leading manufacturer of ultra-low temperature laboratory freezers for life science research and clinical laboratories, and CO(2) incubators for industrial research laboratories. These products are sold under the REVCO, Puffer and Hubbard brand names. The company also produces freezers for dealers under private labels. Approximately 26% of total sales are outside of the United States. The domestic market is serviced through a network of manufacturers' representatives, distributors and a direct sales force.

  Industrial Laboratory Ovens and Heat Treating Equipment -- The company is a manufacturer of industrial ovens, furnaces and environmental chambers. This equipment is used primarily in transportation, electronics equipment, component manufacturing and laboratories. Approximately 16% of total sales are outside of the United States. Products are sold under the Lindberg and Blue M brand names, through a direct sales force and representatives in North America, Asia and Europe.

  Coal Feed Systems -- The company manufactures and sells coal feed systems primarily to electric utilities, paper manufacturers as well as feed systems and flow measurement devices for water and wastewater treatment. Approximately 37% of total sales are outside the United States. The products are sold under the Stock Equipment and BIF brand names. Products are sold through a network of domestic sales persons, domestic distributors and international distributors.

SERVICE SOLUTIONS

     The Service Solutions segment includes operations that design, manufacture and market a wide range of specialty service tools, equipment and services primarily to the worldwide motor vehicle industry. Approximately 29% of sales are outside of the United States.

     Specialty Service Tools -- The company is the world's leading supplier of specialty service tools required to perform warranty work on vehicles. Sales tend to vary with changes in the design of vehicle systems, and the number of dealerships, rather than the number of vehicles manufactured. Customers include the manufacturers of motor vehicles and their dealership networks. These products are sold under the brand names of Kent-Moore, Miller Special Tools, OTC, VL Churchill, and Lowener OTC Tools.

     Technical Information and Other Services -- The company provides integrated service, technical and training information for the manufacturers of motor vehicles. In addition, the company is the administrator of dealer equipment programs for various motor vehicle manufacturers, primarily in North America. Under the motor vehicle manufacturer's identity, the company supplies service equipment and support material to dealerships, develops and distributes equipment catalogues, and helps dealerships assess and meet their service equipment needs. These services are provided under the brand names of Valley Forge, and Dealer Equipment and Services "DES".

     Diagnostic Systems and Service Equipment -- Under the OTC, Tecnotest, Robinair, Bear and Allen Testproducts brand names, the company provides hand-held diagnostic systems and service equipment to vehicle manufacturers, national accounts and independent repair facilities. The company also markets a portion of its products to the appliance, refrigeration, and non-vehicular service repair market. Products include specialized repair tools, refrigerant recovery and recycling equipment, refrigeration vacuum pumps, and leak detection equipment.

VEHICLE COMPONENTS

     In the Vehicle Components segment, the company supplies high integrity aluminum and magnesium die-castings and forgings, as well as automatic transmission and small engine filters and transmission kits for both the original equipment manufacturers and aftermarket customers.

     Precision Die-Castings and Forgings -- The company produces precision aluminum and magnesium die-cast parts for automotive steering and suspension systems, and other assorted automotive truck uses. Primary products in this area include steering column parts, rack-and-pinion components and other castings such as components for fuel systems, clutches, and transmissions. Products are sold almost exclusively to automotive OEM's through marketing and sales personnel who are assisted by an outside sales organization. The market is driven primarily by major OEM model and assembly programs. Sales are predominately based in the United States, and are provided under the brand names of Contech and Metal Forge.

     Filtration Products -- The company is a leading producer of automatic transmission and small engine filters, transmission kits and other filtration products and has a leading position in the U.S. and Canadian OEM market and aftermarket. The company sells filters directly to the worldwide OEM market and the aftermarket. Sales to the aftermarket include the OEM parts and service organizations as well as private brand manufacturers and assorted transmission rebuilders and repackagers. Approximately 13% of total sales are outside the United States.

EGS ELECTRICAL GROUP LLC

     The company owns 44.5% of EGS, a company which produces electrical fittings, hazardous location lighting, emergency lighting, power conditioning products and signaling products. (See Note 10 to the consolidated financial statements.)

INTERNATIONAL OPERATIONS

     The company has wholly owned operations located in Australia, Austria, Brazil, Canada, China, France, Germany, Italy, Japan, Mexico, The Netherlands, Singapore, Spain, Switzerland, Taiwan and the United Kingdom.

     The company's international operations are subject to the risk of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments and other risks attendant to the countries in which they are located.

     The company's total export sales, to both affiliated and unaffiliated customers, from the United States, were as follows:

                                                             1999      1998      1997
                                                            ------    ------    ------
                                                                  (IN MILLIONS)
  Export sales:
     To unaffiliated customers............................  $247.5    $181.9    $176.8
     To affiliated customers..............................    80.1      77.0      63.5
                                                            ------    ------    ------
          Total...........................................  $327.6    $258.9    $240.3
                                                            ======    ======    ======

RESEARCH AND DEVELOPMENT

     The company is actively engaged in research and development programs designed to improve existing products and manufacturing methods and to develop new products. These efforts encompass all of the company's products with divisional engineering teams coordinating their resources. Particular emphasis has been placed on the development of new products that are compatible with, and build upon, the manufacturing and marketing capabilities of the company.

     The company expensed approximately $76.0 million on research activities relating to the development and improvement of its products in 1999, $73.4 million in 1998 and $45.7 million in 1997.

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

COMPETITION

     Although the businesses of the company are in highly competitive markets, the competitive position cannot be determined accurately in the aggregate or by segment since none of its competitors offer all of the same product lines or serve all of the same markets, nor are reliable comparative figures available for many of its competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovation. These methods vary with the type of product sold. The company believes that it can compete effectively on the basis of each of these factors as they apply to the various products offered.

ENVIRONMENTAL MATTERS

     Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements is hereby incorporated by reference.

EMPLOYMENT

     At December 31, 1999, the company had approximately 13,100 employees. Approximately 1,750 employees are represented by 7 different collective bargaining units. The company has generally experienced satisfactory labor relations at its various locations.

OTHER MATTERS

     No customer or group of customers under common control accounted for more than 10% of consolidated sales.

     No single line of business or product line accounted for more than 10% of consolidated sales.

     All of the company's businesses are required to maintain sufficient levels of working capital to support customer requirements, particularly inventory. The businesses' sales terms and payment terms are generally similar to their competitors within the markets in which they compete.

     The majority of the company's businesses tend to be nonseasonal and closely follow changes in the industrial and motor vehicle markets, and in general economic conditions.

ITEM 2. PROPERTIES

     The following is a list of the company's principal properties, classified by segment:

                                                                         APPROXIMATE         PERCENT
                                                            NO. OF         SQUARE        ---------------
                                        LOCATION          FACILITIES       FOOTAGE       OWNED    LEASED
                                   -------------------    ----------    -------------    -----    ------
                                                                        (IN MILLIONS)
Technical Products and             5 states and               12             0.6          66%      34%
  Systems......................    3 foreign countries
Industrial Products and            12 states and              35             2.6          78%      22%
  Services.....................    7 foreign countries
Service Solutions..............    5 states and               28             0.1          40%      60%
                                   9 foreign countries
Vehicle Components.............    8 states and               15             1.0          89%      11%
                                   1 foreign country
                                                              --             ---          ---      ---
Total..........................                               90             4.3          76%      24%
                                                              ==             ===          ===      ===

     In addition to manufacturing plants, the company, as lessee, occupies executive offices in Muskegon, Michigan, and various sales and service locations throughout the world. All of these properties, as well as the related machinery and equipment, are considered to be well maintained and suitable and adequate for their intended purposes. Virtually all of these assets are collateral in the company's debt agreements. See Note 14 to the consolidated financial statements for further discussion.

ITEM 3. LEGAL PROCEEDINGS

     Note 16 - Commitments and Contingent Liabilities, to the Consolidated Financial Statements is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ADDITIONAL ITEM -- EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth with respect to each executive officer or other significant employee of the company, his name, age, all positions and offices with the company held by him, the term during which he has been an officer of the company and, if he has been an officer of the company for less than five years, his business experience during the past five years.

                                                                                     EXECUTIVE
                                                                                      OFFICER
NAME AND AGE                                          OFFICE                           SINCE
------------                                          ------                         ---------
John B. Blystone (46).........  Chairman, President and Chief Executive Officer        1995(1)
Christopher J. Kearney (44)...  Vice President, Secretary and General Counsel          1997(2)
Drew T. Ladau (40)............  Vice President, Business Development                   1998(3)
Patrick J. O'Leary (42).......  Vice President, Finance, Treasurer and Chief           1996(4)
                                Financial Officer
Robert B. Foreman (42)........  Vice President, Human Resources                        1999(5)
Thomas J. Riordan (43)........  President, Service Solutions                           1997(6)
Lewis M. Kling (54)...........  President, Communications and Technology Systems       1999(7)

---------------

See page 66 for a complete list of all executive compensation plans and arrangements.

(1) Effective November 1995, Mr. Blystone was elected Chairman, President and Chief Executive Officer. From September 1994 through November 1995, he served as President and Chief Executive Officer, Nuovo Pignone, an 80% owned subsidiary of General Electric Company. From November 1991 through August 1994 he served as Vice President, General Manager, GE Superabrasives of General Electric Company.

(2) Effective February 1997, Mr. Kearney was appointed Vice President, Secretary and General Counsel. From April 1995 through January 1997, he served as Senior Vice President and General Counsel of Grimes Aerospace Company. From September 1988 through April 1995, he was Senior Counsel at GE Plastics business group of General Electric Company.

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

(4) Effective September 1996, Mr. O'Leary was appointed Vice President, Finance, Treasurer, and Chief Financial Officer. From 1994 through September 1996, he served as Chief Financial Officer and director at Carlisle Plastics, Inc. From 1982 through 1994, he served at various managerial capacities at Deloitte & Touche LLP, becoming a Partner in 1988.

(5) Effective May 1999, Mr. Foreman was appointed Vice President, Human Resources. From 1992 through April 1999, he served as Vice President, Human Resources at PepsiCo International, based in Asia Pacific where he worked for both the Pepsi and Frito-Lay International businesses. From 1986 through 1992, he served at various managerial capacities in PepsiCo's domestic operations.

(6) Effective October 1997, Mr. Riordan was appointed President, Service Solutions. From February 1996 through September 1997, he served as President OE Tool & Equipment division of the company. From September 1994 through January 1996, he served as President of Consolidated Sawmill Machinery International, Inc. From 1991 through 1994, he was Vice President of Manufacturing at IVEX Corporation.

(7) Effective December 1999, Mr. Kling was elected as an officer of the company. Effective December 1998, Mr. Kling was appointed President, Communications and Technology Systems. From June 1997 through October 1998, he served as President, Dielectric Communications. From December 1994 to June 1997, he served as Senior Vice President and General Manager of Commercial Avionic Systems business of Allied Signal Corporation. From June 1990 through December 1994, he was Vice President & General Manager of the Electronic Systems Division of Harris Corporation.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The company's common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol "SPW."

     Set forth below are the high and low sales prices for SPX common stock as reported on the New York Stock Exchange composite transaction reporting system and dividends paid per share for each quarterly period during the past two years:

                                                                                     DIVIDENDS
                                                      HIGH               LOW         PER SHARE
                                                 ---------------    -------------    ---------
1999
  4th Quarter..................................  $92  3/4           $73                $.00
  3rd Quarter..................................   94                 80 3/16            .00
  2nd Quarter..................................   87  1/8            50 11/16           .00
  1st Quarter..................................   71  3/4            48 3/4             .00

1998
  4th Quarter..................................  $67  3/8           $36 1/16           $.00
  3rd Quarter..................................   66  3/4            38 5/8             .00
  2nd Quarter..................................   77  15/16          63 5/8             .00
  1st Quarter..................................   79  1/4            65 3/16            .00

     Set forth below are the high and low sales prices of GSX common stock as reported on the New York Stock Exchange composite transaction reporting system and dividends declared per share for each quarterly period ended before the Merger during the past two years and the SPX equivalent amounts based on the
 .4186 exchange ratio used in the Merger:

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
  3rd Quarter...........  $42  13/16         $35 9/16            $.00       $102 1/4           $84 15/16          $.00
  2nd Quarter...........   46  15/16          35 13/16            .27        112 1/8            85 1/2             .65
  1st Quarter...........   47  1/4            37 9/16             .27        112 7/8            89 11/16           .65

1997
  4th Quarter...........  $44  7/8           $36 5/8             $.27       $107 3/16          $87 1/2            $.65
  3rd Quarter...........   53                 37 3/16             .25        126 9/16           88 13/16           .61
  2nd Quarter...........   46  3/4            36 1/8              .25        111 11/16          86 1/4             .61
  1st Quarter...........   46  3/4            38 1/2              .25        111 11/16          91 15/16           .61

     During the second quarter of 1997, SPX eliminated quarterly cash dividends and stated that future distributions to shareholders would be in the form of open market purchases of common stock, when deemed appropriate by management. GSX discontinued paying dividends as of the Merger announcement in July 1998.

     The approximate number of shareholders of the company's common stock as of December 31, 1999 was 5,854.

     The company is subject to a number of restrictive covenants under various debt agreements. Please see Note 14 to the consolidated financial statements for further discussion.

ITEM 6. SELECTED FINANCIAL DATA

                                            AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------
                                   1999          1998          1997          1996          1995
                                 --------      --------      --------      --------      --------
                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.......................  $2,712.3      $1,825.4(3)   $1,954.6(8)   $2,065.0      $1,863.2(13)
Operating income (loss)........     313.4(1)      (39.5)(4)     181.5(9)      223.1(11)     180.7
Other (expense) income, net....      64.3(2)       (0.5)         72.7(10)      20.8(12)        --
Equity in earnings of EGS......      34.7(5)       40.2(5)       11.8(5)         --            --
Interest expense, net..........    (117.6)(6)     (45.1)(6)     (13.2)        (21.5)        (24.3)
                                 --------      --------      --------      --------      --------
Income (loss) before income
  taxes........................     294.8         (44.9)        252.8         222.4         156.4
Income taxes...................    (187.3)          3.2        (121.8)        (89.0)        (56.3)
                                 --------      --------      --------      --------      --------
Income (loss) from continuing
  operations...................     107.5         (41.7)     $  131.0         133.4         100.1
Discontinued operations, net of
  tax..........................        --            --           2.3            --         (64.0)
Cumulative effect of accounting
  change, net of tax...........        --            --          (3.7)           --            --
Extraordinary item, net of
  tax..........................      (6.0)           --            --            --            --
                                 --------      --------      --------      --------      --------
Net income.....................  $  101.5      $  (41.7)     $  129.6      $  133.4      $   36.1
                                 ========      ========      ========      ========      ========
Income (loss) per share from
  continuing operation:
  Basic........................  $   3.50      $  (1.94)     $   6.23      $   6.41      $   4.87
  Diluted......................      3.46         (1.94)         6.22          6.25          4.80
Weighted average number of
  common shares outstanding:
  Basic........................      30.8          21.5          21.0          20.8          20.6
  Diluted......................      31.1          21.5          21.1          21.9          21.7
Dividends paid(7)..............  $     --      $  820.7      $   51.7      $   47.6      $   45.6
Other Financial Data:
  Total assets.................  $2,846.0      $2,968.3      $1,388.0      $1,551.0      $  1,613
  Total debt...................   1,114.7       1,515.6         216.4         206.9         437.6
  Other long-term
     obligations...............     521.8         431.9         174.4         166.7         174.4
  Shareholders' equity.........     552.3         390.5         629.7         743.8         578.1
  Capital expenditures.........     102.0          69.2          56.5          59.3          49.0
  Depreciation and
     amortization..............     105.4          69.4          65.3          69.2          62.8

---------------

(1) In 1999, the company recorded special charges of $38.4 associated with restructuring actions initiated throughout the businesses. See Note 4 to the consolidated financial statements for further discussion.

(2) In 1999, the company recorded pretax gains on the divestiture of Best Power of $23.8 and Dual-Lite of $20.3. Additionally, in 1999 the company recorded a gain on the sale of marketable securities of $13.9.

(3) On October 6, 1998 the company completed the Merger of SPX and GSX which was accounted for as a reverse acquisition of SPX by GSX. See Notes 2 and 19 to the consolidated financial statements for further discussion.

(4) In the fourth quarter of 1998, the company recorded special charges of $101.7, which included $69.3 of costs associated with closing the former GSX corporate office and $32.4 of restructuring costs related to GSX operations. See Note 4 to the consolidated financial statements for further discussion. Additionally, recorded $102.7 of other one-time charges related to the Merger and the restructuring. See Note 19 to the consolidated financial statements for further discussion.

(5) These amounts represent the company's share of earnings of EGS, formed during the third quarter of 1997. See Note 10 to the consolidated financial statements for further discussion.

(6) The increase interest expense in 1999 and 1998 relates to the Merger. See Notes 2 and 14 to the consolidated financial statements for further discussion.

(7)  Includes the special dividend of $784.2 related to the Merger for 1998.

(8) During the third quarter of 1997, the company sold General Signal Power Group (GSPG) and contributed substantially all of the assets of General Signal Electrical Group (GSEG) to EGS. See Notes 5 and 10 to the consolidated financial statements for further discussion.

(9) Includes $27.9 of charges for asset valuations, restructuring charges, lease termination costs and other matters, offset by a $10.0 gain on the settlement of patent litigation and sale of related patents. See Note 19 to the consolidated financial statements for further discussion.

(10) Represents the $63.7 gain on the sale of GSPG (see (8) above) and a $9.0 gain on the sale of an equity interest in a Mexican company.

(11) Includes a net charge of $13.7 for asset write-downs, lease termination costs, severance, warranty repairs, environmental matters, insurance recovery of destroyed assets, and a royalty settlement.

(12) Represents the gain on the sale of Kinney during 1996.

(13) During 1995, the company acquired Best Power Technology, Inc. and Waukesha Electric Inc. for $280.2, which were recorded under the purchase method of accounting. Also, the company exchanged 1.8 shares of common stock to acquire Data Switch Corporation in a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)

     The following should be read in conjunction with the company's consolidated financial statements and the related notes.

  Significant Events and Initiatives

     1999 was a year of dynamic change for SPX Corporation ("SPX" or the "company"). Significant accomplishments in 1999 follow:

     - Improved revenues by 7.7% and operating profit by 470 basis points compared to pro forma 1998 through implementation of growth strategies and restructuring initiatives.

     - Improved Economic Value Added "EVA" by $70.6 in 1999. The company expects to be EVA positive in 2000, two years ahead of its original commitment of 2002.

     - Reduced net debt by $409.4 through cash generated from operations and proceeds from the divestitures of Best Power, Dual-Lite, and Acutex.

     - Continued to expand its businesses through strategic acquisitions, the largest of which was North American Transformer ("NAT") for $86.0. NAT's expertise in large-power transformers will broaden the Industrial Products and Services product line.

     - Completed the restructuring plan announced in 1998 which improved profitability, streamlined operations, reduced costs, and improved efficiency. The restructuring was related primarily to the merger ("Merger") of General Signal and SPX Corporation that occurred on October 6, 1998.

     - Implemented the SPX Value Improvement Process(R) throughout the businesses. The SPX Value Improvement Process(R) represents an integrated, transferable approach to doing business that consists of six components executed concurrently. These include: (1) implementation of Economic Value Added ("EVA") in its full form; (2) infusion of the SPX leadership standards throughout the organization; (3) completion of the strategic review process to determine which businesses to fix, sell or grow; (4) rightsize and consolidate; (5) development of growth strategies; (6) driving the results expected by shareholders.

     Special Charges

     The company recorded special charges of $38.4 and $101.7 in 1999 and 1998, respectively, for Merger and restructuring initiatives. The components of the charges have been computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible and intangible assets. and estimated exit costs including severance and other employee benefits based on existing severance policies and local laws. The purpose of these restructuring initiatives was to improve profitability, streamline operations, reduce costs and improve efficiency.

     1999 Special Charges

     During 1999, the company committed to and announced that it would close four manufacturing, sales and administrative facilities primarily to consolidate certain operations. As a result of these actions, the company recorded charges of $16.6 for cash severance payments to approximately 209 hourly and 392 salaried employees (remaining employee terminations are expected to be concluded during 2000). The company also recorded a charge of $13.4 for facility closing costs (including cash holding costs of $3.0 and non-cash asset write-downs of $10.4).

     The four affected facilities included three Industrial Products and Services facilities located in Ireland, Tennessee, and Minnesota, and a Vehicle Components manufacturing facility located in Ohio.

     An additional $8.4 of charges related to the non-cash write-off of abandoned system costs ($4.9) and other cash costs incurred during 1999 related to the various restructuring initiatives ($3.5) primarily for employee stay bonuses and the relocation of employees and equipment.

     1998 Special Charges

     Closing of GSX Corporate Headquarters

     These charges included $65.3 of cash costs related to change of control agreements, option and restricted stock payments and other employee termination costs for 88 GSX corporate employees. Substantially all scheduled terminations and payments were completed by December 31, 1998. Additionally, a $4.0 charge was recorded for the GSX corporate headquarters building, which was closed in late 1998. The charge principally represents cash rental costs until the lease termination in early 2000 ($2.4) and non-cash property write-downs ($1.6). The termination of corporate employees and closure of the headquarters building were necessary to eliminate duplicative corporate personnel and facilities created by the Merger.

     Restructuring Charge

     As part of its plan to reduce operating costs of the combined company, the company offered an early retirement program to employees at most of the GSX operations. Approximately 325 hourly and salaried employees accepted the offer during the fourth quarter of 1998, at a cash cost of $14.2, which represents incremental salary paid upon their early retirement. Additionally, during the fourth quarter of 1998, the company committed to and announced that it would close 18 manufacturing, sales and administrative facilities primarily to consolidate various GSX operations. As a result of these actions, the company recorded charges of $10.1 for cash severance payments to approximately 800 hourly and salaried employees (approximately 330 of which were terminated by December 31, 1998 with the remaining terminated in 1999) and $8.1 for facility closing costs (including cash holding costs of $3.5 and non-cash property write-downs of $4.6). The restructuring of these operations was to improve efficiency and to eliminate duplicative functions.

     The 18 affected facilities included 4 manufacturing facilities in Illinois, Alabama, Pennsylvania and New York and 5 sales facilities in California, Missouri, and Canada and 2 in the United Kingdom within the Industrial Products and Services segment; 3 manufacturing facilities in Connecticut, Massachusetts, and Florida and 5 sales facilities in Texas, Switzerland, France, Italy and the United Kingdom within the Technical Products and Systems segment; and 1 manufacturing facility in Michigan within the Vehicle Components segment.

     Other Charges and Gains

     During 1998 and 1997, the company recorded certain other charges and gains. In 1998, $5.5 of charges was recorded in the third quarter and $102.7 of charges was recorded in the fourth quarter (the "1998 Charges"). In 1997, $17.9 of charges, net of gains, was recorded during the third and fourth quarters (the "1997 Charges").

     1998 Charges

     During the third quarter of 1998, the company expensed $5.5 of professional fees associated with the termination of a plan to spin off Inrange Technologies and dispose of three other units that had been announced by the former GSX management team.

     In the fourth quarter of 1998, the company expensed $9.0 of in-process technology included in the valuation of SPX (see Note 2 for further discussion of the purchase accounting for SPX). The company recorded $19.5 to write down goodwill of a business held for sale to net realizable value. The business held for sale had net assets of $24.4 as of December 31, 1998 and was sold in 1999. Operating results of this business for 1998 were not material. The company recorded additional environmental accruals of $36.5 in response to new information and data obtained as a result of the Merger (see Note 16 for additional information regarding environmental accruals). The company also recorded charges totaling $37.7 in that quarter including Merger integration costs ($5.8) and inventory write-downs ($11.4), asset impairments ($6.3), and customer settlements ($3.1) primarily related to older generation products that current management has decided to phase out in favor of recently developed upgraded products, primarily in the Technical Products and Systems segment. These charges primarily resulted from information obtained as a result of the Merger, operating actions initiated during the quarter, and new management's review of the former GSX businesses' assets and liabilities.

     Of the 1998 charges, $60.4 was included in cost of products sold and the remaining $47.8 was included in selling, general and administrative expense.

     1997 Charges and Gains

     In the fourth quarter of 1997, the company settled patent litigation and sold related patents for a gain of $10.0. The company also recorded charges of $13.8 in that quarter for asset valuations, lease termination costs and other individually insignificant matters. In the third quarter of 1997, the company recorded charges for inventory and accounts receivable reserve policy changes, as well as professional fees in connection with the formation of EGS. The company also wrote off assets related to a discontinued product line and recorded a charge for cancellation of a facility lease. Additionally, the company reversed an accrual that was no longer needed due to the formation of EGS. The net of these matters totaled $14.1.

     Of the 1997 charges, $11.2 was included in cost of products sold and the remaining $6.7 was included in selling, general and administrative expense.

RESULTS OF OPERATIONS -- COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

CONSOLIDATED

                                                         1999        1998        1997
                                                       --------    --------    --------
Revenues.............................................  $2,712.3    $1,825.4    $1,954.6
Gross margin.........................................     902.5       553.5       641.0
% of revenues........................................      33.3%       30.3%       32.8%
Selling, general and administrative expense..........     508.3       471.8       444.9
% of revenues........................................      18.7%       25.8%       22.8%
Goodwill/intangible amortization.....................      42.4        19.5        14.6
Special charges......................................      38.4       101.7          --
                                                       --------    --------    --------
Operating income (loss)..............................     313.4       (39.5)      181.5
Other income (expense), net..........................      64.3        (0.5)       72.7
Equity in earnings of EGS............................      34.7        40.2        11.8
Interest expense, net................................    (117.6)      (45.1)      (13.2)
                                                       --------    --------    --------
Income (loss) before income taxes....................     294.8       (44.9)      252.8
Income taxes.........................................    (187.3)        3.2      (121.8)
                                                       --------    --------    --------
Income (loss) from continuing operations.............  $  107.5    $  (41.7)   $  131.0
                                                       ========    ========    ========
Capital expenditures.................................  $  102.0    $   69.2    $   56.5
Depreciation and amortization........................     105.4        69.4        65.3
Total assets.........................................   2,846.0     2,968.3     1,388.0

     The comparison of the 1999 results of operations was significantly affected by the Merger. See Note 2 to the consolidated financial statements. The following pro forma results are presented to facilitate more meaningful analysis for shareholders. The pro forma results reflect the General Signal merger.

CONSOLIDATED

                                                         1999        1998        1997
                                                       --------    --------    --------
Revenues.............................................  $2,712.3    $2,519.4    $2,500.3
Gross margin.........................................     902.5       746.6       781.6
% of revenues........................................      33.3%       29.6%       31.3%
Selling, general and administrative expense..........     508.3       597.6       550.7
% of revenues........................................      18.7%       23.7%       22.0%
Goodwill/intangible amortization.....................      42.4        41.9        41.3
Special charges......................................      38.4       101.7       116.5
                                                       --------    --------    --------
Operating income.....................................     313.4         5.4        73.1
Other income, net....................................      64.3         8.1         2.3
Equity in earnings of EGS............................      34.7        40.2        38.8
Interest expense, net................................    (117.6)     (122.2)      (94.2)
                                                       --------    --------    --------
Income (loss) before income taxes....................     294.8       (68.5)       20.0
Income taxes.........................................    (187.3)       10.5       (16.1)
                                                       --------    --------    --------
Income (loss) from continuing operations.............  $  107.5    $  (58.0)   $    3.9
                                                       ========    ========    ========

     Revenues -- 1999 revenues increased $192.9 or 7.7%, from pro forma 1998 primarily due to internal growth in all four business segments. 1998 pro forma revenues compared to 1997 pro forma revenues increased approximately 1%.

     Gross margin -- In 1999, gross margin increased to 33.3% compared to 29.6% in pro forma 1998. The 1999 gross margin increase was primarily due to restructuring actions initiated throughout the business. Pro forma 1998 gross margin decreased to 29.6% from 31.3% in pro forma 1997. This decrease was the result of other charges incurred in 1998 (see Notes 4 and 19).

     Selling, general and administrative expense ("SG&A") -- SG&A in 1999 decreased $89.3 to 18.7% of revenues. The decrease was primarily a result of restructuring actions initiated throughout the business. Pro forma 1998 SG&A increased $46.9 to 23.7% of revenues primarily due to other charges incurred in 1998 (see Notes 4 and 19).

     Goodwill/intangible amortization -- 1999 amortization was slightly higher than pro forma 1998 and 1997 primarily due to acquisitions throughout the businesses.

     Special charges -- During 1999, the company committed to and announced that it would close four manufacturing, sales and administrative facilities primarily to consolidate certain operations. As a result of these actions, the company recorded charges of $16.6 for cash severance payments to approximately 209 hourly and 392 salaried employees (remaining employee terminations are expected to be concluded during 2000). The company also recorded a charge of $13.4 for facility closing costs (including cash holding costs of $3.0 and non-cash asset write-downs of $10.4).

     The four affected facilities include three Industrial Products and Services facilities located in Ireland, Tennessee, and Minnesota, and a Vehicle Components manufacturing facility located in Ohio.

     An additional $8.4 of charges relate to the non-cash write-off of abandoned system costs ($4.9) and other cash costs incurred during 1999 related to the various restructuring initiatives ($3.5) primarily for employee stay bonuses and the relocation of employees and equipment.

     1998 pro forma special charges relate to restructuring actions initiated as a result of the Merger. 1997 special charges were a result of restructuring actions initiated within the Service Solutions Segment. (See Note 4 of the consolidated financial statements for further discussion.)

     Other income, net -- 1999 primarily included a $23.8 pretax gain on the sale of Best Power, a $29.0 gain on the sale of Dual-Lite and the company's 50% investment in a Japanese joint venture, and a $13.9 gain on the sale of marketable securities obtained in a recent technology acquisition, 1998 pro forma included a gain on the sale of an investment in Echlin. 1997 included a $9.0 gain on the sale of an equity interest in a Mexican company.

     Interest expense, net -- Interest expense, net decreased in 1999 compared to pro forma 1998 primarily due to operating cash flow improvements resulting from restructuring actions initiated throughout the businesses.

     Income taxes -- The company's effective tax rate from continuing operations was 63.5% in 1999. The relatively high rate in 1999 was due to a low tax basis of operations divested during the year. Excluding the impact of these divestitures, the effective income tax rate was 40.5%. The company anticipates that its effective income tax rate for 2000 will be approximately 41%.

     Capital expenditures -- Capital expenditures in 1999 were higher than 1998 and 1997 primarily due to the Merger and significant expenditures for new business information systems.

     Total assets -- Total assets decreased in 1999 primarily due to the divestiture of Best Power and Dual-Lite. Total assets in 1998 increased from 1997 as a result of the Merger. Approximately $1,500 of total assets was acquired in the Merger.

SEGMENT REVIEW HISTORICAL

                                                             1999        1998        1997
                                                           --------    --------    --------
Revenues:
  Technical Products and Systems.......................    $  781.1    $  718.6    $  681.7
  Industrial Products and Services.....................       844.9       768.3     1,143.2
  Service Solutions....................................       699.6       157.0          --
  Vehicle Components...................................       386.7       181.3       129.7
                                                           --------    --------    --------
          Total........................................    $2,712.3    $1,825.4    $1,954.6
                                                           ========    ========    ========
Operating income (loss):
  Technical Products and Systems.......................    $  108.1    $   24.0    $   40.9
  Industrial Products and Services.....................       134.3        80.3       147.7
  Service Solutions....................................        61.7        12.8          --
  Vehicle Components...................................        46.7        25.6        28.3
  General corporate expenses...........................       (37.4)     (182.2)      (35.4)
                                                           --------    --------    --------
          Total........................................    $  313.4    $  (39.5)   $  181.5
                                                           ========    ========    ========

     The comparison of the 1999 results of operations was significantly affected by the Merger. See Note 2 to the consolidated financial statements. The following pro forma results reflect the General Signal merger. The information is presented to facilitate more meaningful analysis for shareholders.

SEGMENT REVIEW PRO FORMA

                                                             1999        1998        1997
                                                           --------    --------    --------
Revenues:
  Technical Products and Systems.......................    $  781.1    $  718.8    $  681.7
  Industrial Products and Services.....................       844.9       819.8       855.7
  Service Solutions....................................       699.6       611.3       567.8
  Vehicle Components...................................       386.7       369.5       395.1
                                                           --------    --------    --------
          Total........................................    $2,712.3    $2,519.4    $2,500.3
                                                           ========    ========    ========
Operating income (loss):
  Technical Products and Systems.......................    $  108.1    $   38.5    $   41.5
  Industrial Products and Services.....................       134.3       105.7       124.0
  Service Solutions....................................        61.7        44.8       (87.9)
  Vehicle Components...................................        46.7        46.0        54.8
  General corporate expenses...........................       (37.4)     (229.6)      (59.3)
                                                           --------    --------    --------
          Total........................................    $  313.4    $    5.4    $   73.1
                                                           ========    ========    ========

TECHNICAL PRODUCTS AND SYSTEMS

     Revenues for 1999 were up $62.3, or 8.7%, over pro forma 1998. This increase was a result of strength in sales of building life-safety systems, digital TV transmission systems and automated fare collection systems. Revenues in this segment included $217.7 of revenues from Best Power, which was sold on December 30, 1999. Revenues for pro forma 1998 were up $37.1 or 5.4% over pro forma 1997. This increase was due to higher revenues in data networking equipment, digital TV transmission systems and building life-safety systems offset by lower sales of uninterruptible power systems.

     Operating income in 1999 increased $69.6 or 180.8% compared to pro forma 1998 due to increased revenue growth and cost savings realized from restructuring actions. 1999 operating income included $13.1 of special charges related to restructuring initiatives in pro forma 1998, operating income decreased $3.0 or 7.3% primarily due to special charges and other 1998 charges. (See Notes 4 and 19.)

INDUSTRIAL PRODUCTS AND SERVICES

     Revenues for 1999 increased $25.1 or 3.1% over pro forma 1998. This increase was attributed to internal growth of power transformers, laboratory equipment and electric motors. The decrease in 1998 revenues compared to pro forma 1997 was primarily due to the divestiture of General Signal Power Group ("GSPG") and General Signal Electrical Group ("GSEG").

     Operating income increased $28.6 or 27.1% compared to pro forma 1998 primarily due to restructuring actions initiated in late 1998. 1999 operating income included $17.9 of special charges related to restructuring initiatives. 1998 pro forma operating income decreased $18.3 or 14.8% primarily due to special charges and other 1998 charges. (See Notes 4 and 19.)

SERVICE SOLUTIONS

     Revenues in 1999 increased $88.3 or 14.4% compared to pro forma 1998. The increase in revenues was primarily a result of several new specialty tool programs. 1998 revenues increased $43.5 or 7.7% compared to pro forma 1997 primarily due to increased demand for specialty tools.

     Operating income in 1999 increased $16.9 or 37.7% compared to pro forma 1998 due to revenue growth and restructuring actions initiated in 1998. Pro forma 1998 operating income increased $132.7 due to $116.5 of restructuring charges incurred in 1997.

VEHICLE COMPONENTS

     Revenues for 1999 were up $17.2 or 4.7% compared to pro forma 1998 as a result of increased sales to European manufacturers. 1998 pro forma revenues were down $25.6 or 6.5% from pro forma 1997 primarily due to the midyear strike at General Motors.

     Operating income in 1999 increased $0.7 or 1.5% from 1998 primarily due to restructuring actions initiated in 1998. 1999 operating income included $7.4 of special charges related to restructuring initiatives. Pro forma 1998 operating profit decreased $8.8 or 16.1% from pro forma 1997 primarily due to the midyear strike at General Motors and special charges and other 1998 charges. (See Note 4 and 19.)

GENERAL CORPORATE EXPENSES

     Corporate expenses decreased $192.2, or 83.7% from pro forma 1998 primarily due to $172.5 of special and other 1998 costs incurred in 1998. Additionally, 1998 reflects the closing of the former General Signal headquarters. The 1998 pro forma corporate expenses are comparable to 1997 pro forma corporate expenses before the special and other 1998 costs.(See Notes 4 and 19).

LIQUIDITY AND FINANCIAL CONDITION

  Cash Flow

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1999       1998
                                                              -------    ------
Cash flow from operating activities.........................  $ 211.8    $ 60.7
Cash flow from investing activities.........................    148.5     (67.9)
Cash flow from financing activities.........................   (351.8)     27.5
                                                              -------    ------
Net changes in cash and equivalents.........................  $   8.5    $ 20.3
                                                              =======    ======

     Cash flow from operating activities in 1999 increased $151.1 due to increased earnings offset by an increase in net operating receivable and inventories, resulting primarily from increased revenues.

     Cash flow from investing activities in 1999 reflected $331.2 of proceeds from the divestitures of Best Power, Dual-Lite, and Acutex. Capital expenditures of $102.0 were higher than previous years due to major Baan and Peoplesoft systems installations. 1999 business acquisitions included the $86.0 purchase of North American Transformer and the $10.4 purchase of Engineering Analysis Associates. Cash flow from investing activities during 1998 primarily reflected $69.2 of capital expenditures and a small acquisition.

     Cash flow from financing activities in 1999 consisted primarily of net debt repayments of $400.9 offset by proceeds from the issuance of treasury stock. Cash flow from financing activities in 1998 principally reflected the refinancing of the company to accomplish the Merger and the related special dividend payment of $784.2. Additionally, the company purchased $160.2 of common stock in 1998 and paid $36.5 in quarterly dividends. As of July 1998, the date the Merger was announced, GSX discontinued quarterly dividend payments.

  Debt

     The following summarizes the debt outstanding and unused credit availability, as of December 31, 1999:

                                                                                   UNUSED
                                                     TOTAL         AMOUNT          CREDIT
                                                   COMMITMENT    OUTSTANDING    AVAILABILITY
                                                   ----------    -----------    ------------
Revolving Loan.................................     $  250.0      $   65.0         $152.0(1)
Tranche A Loan.................................        562.5         562.5             --
Tranche B Loan.................................        412.5         412.5             --
Medium Term Loans..............................         50.0          50.0             --
Industrial Revenue Bonds.......................         16.1          16.1             --
Other..........................................          8.6           8.6             --
                                                    --------      --------         ------
          Total................................     $1,229.7      $1,114.7         $152.0
                                                    ========      ========         ======

---------------

(1) Decreased by $33.0 of letters of credit outstanding under the facility at December 31, 1999, which reduced the unused credit availability.

     The Credit Facility is secured by substantially all of the assets of the company (excluding EGS) and requires the company to maintain certain leverage and interest coverage ratios. The Credit Facility also requires compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the company and its subsidiaries, the sale of assets, the distribution of dividends, capital expenditures, mergers, acquisitions and dissolutions. Under the most restrictive of the financial covenants, the company is required to maintain (as defined) a maximum debt to earnings before income taxes, depreciation and amortization ratio and a minimum interest coverage ratio.

     Management believes that cash flow from operations will be sufficient to meet operating cash needs, including working capital requirements and capital expenditures in 2000. Aggregate future maturities of total debt are $97.7 in 2000.

     On February 10, 2000 the company replaced its existing debt facility with a new $1,500.0 Credit Facility, which bears interest at variable rates using an Alternate Base rate ("ABR") or Eurodollar rate, plus the applicable margin. The Tranche A Loan, revolving loan and swingline loans have variable margins between 0.5% and 1.5% for ABR loans and 1.5% and 2.5% for Eurodollar loans. The revolving loan is subject to annual commitment fees of .25% to .5% on the unused portion of the facility. Certain interest rates in the new facility are lower than the previous one and covenant restrictions are reduced.

Stock Buyback

     On February 10, 2000 the company announced that its Board of Directors authorized an increase in its share repurchase program for up to $250 effective immediately.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     General business conditions -- The company operates within the industrial and motor vehicle industries and future results may be affected by a number of factors including industry conditions and economic conditions principally in the U.S. and Europe. The majority of the company's revenues are not subject to seasonal variation. Revenues within the Technical Products and Systems segment depend upon several markets, principally the nonresidential construction, computer equipment and telecommunication industries. Revenues within the Industrial Products and Services segment generally follow the demand for capital goods orders. Revenues within the Service Solutions segment are dependent upon the introduction of new vehicle systems, environmental regulations, and the general economic status of motor vehicle dealerships and aftermarket repair facilities. Revenues within the Vehicle Components segment are predominantly dependent upon domestic and foreign motor vehicle production.

     Special Charges -- The company's management may consider future restructuring initiatives. The purpose of these restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency.

     Acquisitions and Divestitures -- The company continually reviews each of its businesses pursuant to its "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, management has stated that it would consider a larger acquisition, more than $1 billion in revenues, if certain criteria are met.

     Readiness for Year 2000 -- The company utilizes software and related computer technology essential to its operations and to certain products that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. In 1997, the company established a plan, utilizing both internal and external resources, to assess the potential impact of the year 2000 problem on its systems, including embedded technology, and operations and to implement solutions to address this issue. There can be no assurance that the company will not experience material unanticipated costs or business interruptions due to the year 2000 problems in its supply chain, from customer product migration issues, or other unanticipated considerations. The company believes it has successfully completed its year 2000 project. Through 1999 the cost to remediate software and computer technologies for the year 2000 problem was $6.5, which does not include costs to replace certain existing enterprise resource planning systems. The statements set forth in this paragraph are year 2000 readiness disclosures (as defined under the Year 2000 Information and Readiness Disclosure Act) and shall be treated as such for all purposes permissible under such Act.

     Potential Volatility of Stock Price -- The market price of SPX's common stock has been, and could be, subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, acquisitions and divestitures, failure to achieve published estimates of, or changes in earnings estimates by securities analysts, announcements of new products or services by competitors, sales of common stock by existing holders, loss of key personnel and market conditions in its industries.

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

     Pending Patent Litigation -- The company has two significant patent litigations pending. Management intends to vigorously prosecute its claims. For a complete discussion see Note 16.

     International Operations -- The company is increasing its sales outside the United States which exposes the company to a number of risks including unexpected changes in regulatory requirements and tariffs, possible difficulties in enforcing agreements, longer payment cycles, exchange rate fluctuations, difficulties in obtaining export licenses, the possible imposition or changing of income, withholding or other taxes, embargoes, exchange controls and the adoption of other restrictions on foreign trade. Should any of these risks occur, they may have a material adverse impact on the operating results of the company.

     Impact of Inflation -- The company believes that inflation has not had a significant impact on operations during the period 1997 through 1999.

     Significance of Goodwill -- The company had intangible assets of $1,103.6 and shareholders' equity of $552.3 at December 31, 1999. There can be no assurance that circumstances will not change in the future that will affect the useful life or carrying value of the company's goodwill. See Note 1 to the consolidated financial statements for further discussion.

     EVA Incentive Compensation -- The company utilizes a measure known as Economic Value Added ("EVA") for its incentive compensation plans. EVA is internally computed by the company as net operating profit after-tax less a charge on the capital invested in the company. These computations use certain assumptions that vary from generally accepted accounting principles ("GAAP"). EVA is not a measure under GAAP and is not intended to be used as an alternative to net income and measuring operating performance presented in accordance with GAAP. The company believes that EVA, as internally computed, does represent a strong correlation to the ultimate returns of the company's shareholders. Annual incentive compensation expense is dependent upon the annual change in EVA, relative to pre-established improvement targets and the expense can vary significantly.

     Accounting pronouncements -- Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which will become effective January 2001, establishes accounting and reporting standards for derivative instruments and hedging contracts. It also requires all derivatives to be recognized as either assets or liabilities in the balance sheet at fair value and changes in fair value to be recognized in income. Management is currently analyzing the impact of this statement, but does not anticipate that the effect on the company's results of operations and financial position will be material.

     Pension income/expense -- During 1999, 1998 and 1997, the company recorded net pension income of $31.6, $19.7 and $14.7, respectively. The company's pension plans have plan assets in excess of plan obligations of approximately $234.0 as of December 31, 1999. It is this significant overfunded position that primarily results in the recorded pension income as the increases in market value of the plans assets exceed the service, interest and other elements associated with annual employee service. Future net pension expense or income is dependent upon many factors including the level of employee participation in the plans, plan amendments, discount rates and the changes in market value of the plans' assets, which, in turn depends on a variety of economic conditions. Accordingly, there can be no assurance that future periods will include significant amounts of net pension income.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

     The company and its representative from time to time may make or may have made certain forward looking statements, orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in various SEC filings. The company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to factors discussed under the caption "Factors That May Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which could cause results to differ materially from those projected in such forward looking statements.

     The company cautions the reader that these risk factors may not be exhaustive. The company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such risk factors, nor can it assess the impact, if any, of such risk factors on the company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward looking statements. Accordingly, forward looking statements should not be relied upon as a prediction of actual results. In addition, management's estimates of future operating results are based on the current complement of businesses, which is constantly subject to change as management implements its fix, sell or grow strategy.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The company does not use financial instruments for speculative or trading purposes. The company has interest rate protection agreements with financial institutions to limit exposure to interest rate volatility. Additionally, the company enters into foreign currency forward or option contracts to mitigate the risks of doing business in foreign currencies. The company hedges currency exposures of firm commitments and specific assets and liabilities denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impact on earnings. The company's currency exposures vary, but are primarily concentrated in the Canadian dollar, British pound, German mark, Japanese yen, Italian lira and Singapore dollar. Translation exposures generally are not specifically hedged.

     The following table provides information, as of December 31, 1999 and before considering the new February 10, 2000 Credit Agreement, about the company's outstanding debt obligations and presents principal cash flows, weighted-average interest rates by expected maturity dates and fair values. The weighted-average interest rates used for variable rate obligations are based on the rates in effect as December 31, 1999.

                                                     EXPECTED MATURITY DATE                             FAIR
                               2000      2001      2002      2003      2004     AFTER      TOTAL       VALUE
                               -----    ------    ------    ------    ------    ------    --------    --------
Long-term debt-Fixed
  rate.....................    $25.0        --    $ 26.0        --        --        --    $   51.0    $   51.0
Average interest rate......      7.0%       --       7.0%       --        --        --         7.0%
Variable rate..............    $72.7    $110.4    $135.5    $154.2    $229.8    $361.1    $1,063.7    $1,063.7
Average interest rate......      7.5%      8.0%      8.0%      8.0%      8.0%      8.0%        8.0%

     In 1998, the company entered into four interest rate swap agreements that cover $800.0 of variable rate outstanding obligations and terminate in 2001. These agreements provide for fixed LIBOR rates of approximately 4.8% and receive variable floating rates of approximately 6.125% as of December 31, 1999. At December 31, 1999, the company had a $27.5 unrealized gain related to these agreements.

     There were no significant foreign currency exchange agreements as of December 31, 1999.

                        SPX CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

                                                              PAGE
                                                              ----
SPX Corporation and Subsidiaries
  Report of Independent Auditors............................   23
  Consolidated Financial Statements:
     Consolidated Statements of Income and Comprehensive
      Income for the years ended December 31, 1999, 1998 and
      1997..................................................   25
     Consolidated Balance Sheets as of December 31, 1999 and
      1998..................................................   26
     Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 1999, 1998 and 1997..........   27
     Consolidated Statements of Cash Flows for the years
      ended December 31, 1999, 1998 and 1997................   28
     Notes to Consolidated Financial Statements.............   29
  All schedules are omitted because they are not applicable, not required or because the required information is
     included in the consolidated financial statements or
     notes thereto.
EGS Electrical Group, LLC and Subsidiaries
  Report of Independent Public Accountants..................   53
  Consolidated Financial Statements:
     Consolidated Statements of Income for the years ended
      September 30, 1999 and 1998...........................   55
     Consolidated Balance Sheet as of September 30, 1999 and
      1998..................................................   56
     Consolidated Statement of Members' Equity for the year
      ended September 30, 1999 and 1998.....................   58
     Consolidated Statement of Cash Flows for the year ended
      September 30, 1999....................................   59
     Notes to Consolidated Financial Statements.............   60

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of SPX Corporation:

     We have audited the accompanying consolidated balance sheets of SPX CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related statements of income and comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EGS, the investment in which is reflected in the accompanying financial statements using the equity method of accounting (see Note 10) as of and for the year ended September 30, 1998. The statements of EGS, as of and for the year ended September 30, 1998, were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for EGS for 1998, is based solely on the report of the other auditors. The financial statements of the company for the year ended December 31, 1997 were audited by other auditors whose report dated January 23, 1998 (updated for certain matters as to which the date is February 15, 1999) included an explanatory paragraph with respect to the change in the company's method of accounting for business process reengineering costs.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPX Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                            Arthur Andersen LLP

Chicago, Illinois
February 8, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of SPX Corporation:

     We have audited the consolidated statements of income and comprehensive income, shareholders' equity, and cash flows of SPX Corporation (formerly General Signal Corporation) and consolidated subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SPX Corporation and consolidated subsidiaries for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

Stamford, Connecticut
January 23, 1998, except for the
"other comprehensive income (loss)"
reported in the consolidated
statements of income and
comprehensive income, the reference
to reclassifications in Note 1, and
Notes 3, 7, and 17 as to which the
date is February 15, 1999.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1999          1998          1997
                                                              ----------    ----------    ----------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues....................................................   $2,712.3      $1,825.4      $1,954.6
Costs and expenses:
  Cost of products sold.....................................    1,809.8       1,271.9       1,313.6
  Selling, general and administrative.......................      508.3         471.8         444.9
  Goodwill/intangible amortization..........................       42.4          19.5          14.6
  Special charges...........................................       38.4         101.7            --
                                                               --------      --------      --------
Operating income (loss).....................................      313.4         (39.5)        181.5
  Other income (expense), net...............................       64.3          (0.5)         72.7
  Equity in earnings of EGS.................................       34.7          40.2          11.8
  Interest expense, net.....................................     (117.6)        (45.1)        (13.2)
                                                               --------      --------      --------
Income (loss) before income taxes...........................      294.8         (44.9)        252.8
Income taxes................................................     (187.3)          3.2        (121.8)
                                                               --------      --------      --------
Income (loss) from continuing operations....................      107.5         (41.7)        131.0
Discontinued operations, net of income taxes................         --            --           2.3
                                                               --------      --------      --------
Income (loss) before cumulative effect of accounting change
  and extraordinary item....................................      107.5         (41.7)        133.3
Cumulative effect of accounting change, net of income
  taxes.....................................................         --            --          (3.7)
Loss on early extinguishment of debt, net of income taxes...       (6.0)           --            --
                                                               --------      --------      --------
Net income (loss)...........................................      101.5         (41.7)        129.6
Other comprehensive income (loss):
  Foreign currency translation adjustment...................       (1.9)          1.4          (8.7)
  Minimum pension liability adjustment......................         --          (0.7)         (1.7)
                                                               --------      --------      --------
Comprehensive income (loss).................................   $   99.6      $  (41.0)     $  119.2
                                                               ========      ========      ========
Basic income (loss) per share of common stock:
  From continuing operations................................   $   3.50      $  (1.94)     $   6.23
  From discontinued operations..............................         --            --          0.11
  Cumulative effect of accounting change....................         --            --         (0.18)
  Loss on early extinguishment of debt......................      (0.20)           --            --
                                                               --------      --------      --------
  Net income (loss) per share...............................   $   3.30      $  (1.94)     $   6.16
                                                               --------      --------      --------
  Weighted average number of common shares outstanding......     30.765        21.546        21.028
                                                               ========      ========      ========
Diluted earnings (loss) per share of common stock:
  From continuing operations................................   $   3.46      $  (1.94)     $   6.22
  From discontinued operations..............................         --            --          0.11
  Cumulative effect of accounting change....................         --            --         (0.18)
  Loss on early extinguishment of debt......................      (0.19)           --            --
                                                               --------      --------      --------
  Net income (loss) per share...............................   $   3.27      $  (1.94)     $   6.15
                                                               --------      --------      --------
  Weighted average number of common shares outstanding......     31.055        21.546        21.095
                                                               ========      ========      ========

        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
                                                                   (IN MILLIONS)
ASSETS
Current assets:
  Cash and equivalents......................................    $   78.8    $   70.3
  Accounts receivable.......................................       473.7       458.7
  Inventories...............................................       274.0       282.1
  Prepaid expenses and other current assets.................        39.2        40.5
  Deferred income taxes and refunds.........................       110.8       124.1
                                                                --------    --------
     Total current assets...................................       976.5       975.7
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................        26.7        17.3
  Buildings and leasehold improvements......................       237.3       231.6
  Machinery and equipment...................................       535.8       542.2
                                                                --------    --------
                                                                   799.8       791.1
  Accumulated depreciation and amortization.................      (355.1)     (358.0)
                                                                --------    --------
                                                                   444.7       433.1
Goodwill and intangible assets, net.........................     1,103.6     1,219.5
Investment in EGS...........................................        82.6        81.5
Other assets................................................       238.6       258.5
                                                                --------    --------
     TOTAL ASSETS...........................................    $2,846.0    $2,968.3
                                                                ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current maturities of long-term
     debt...................................................    $   97.7    $   49.1
  Accounts payable..........................................       238.3       226.6
  Accrued expenses..........................................       343.5       396.0
  Income taxes payable......................................        75.4         7.7
                                                                --------    --------
     Total current liabilities..............................       754.9       679.4
Long-term debt, less current maturities.....................     1,017.0     1,466.5
Deferred income taxes.......................................       322.4       217.4
Other long-term liabilities.................................       199.4       214.5
                                                                --------    --------
     Total long-term liabilities............................     1,538.8     1,898.4
Commitments and contingencies
Shareholders' equity:
  Preferred stock...........................................          --          --
  Common stock..............................................       354.9       351.7
  Paid-in capital...........................................       489.7       481.7
  Retained earnings (deficit)...............................       (11.7)     (113.2)
  Unearned compensation.....................................       (19.1)      (32.2)
  Accumulated other comprehensive income....................       (13.0)      (11.1)
  Common stock in treasury..................................      (248.5)     (286.4)
                                                                --------    --------
     Total shareholders' equity.............................       552.3       390.5
                                                                --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $2,846.0    $2,968.3
                                                                ========    ========

        The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                                        RETAINED                       OTHER        COMMON
                                    COMMON    PAID-IN   EARNINGS      UNEARNED     COMPREHENSIVE   STOCK IN
                                     STOCK    CAPITAL   (DEFICIT)   COMPENSATION      INCOME       TREASURY
                                    -------   -------   ---------   ------------   -------------   --------
                                                                 (IN MILLIONS)
Balance at December 31, 1996......  $270.3    $ 145.0    $ 667.4       $   --         $ (1.4)      $(337.5)
  Net income......................      --         --      129.6           --             --            --
  Cash dividends declared.........      --         --      (50.3)          --             --            --
  Purchase of common stock........      --         --         --           --             --        (240.4)
  Exercise of stock options and
     other incentive plan
     activities...................     1.6       14.8         --           --             --           1.5
  Conversion of 5.75% convertible
     subordinate notes............      --       14.0         --           --             --          25.5
  Minimum pension liability
     adjustment, net of taxes of
     $1.1.........................      --         --         --           --           (1.7)           --
  Currency translation
     adjustments..................      --         --         --           --           (8.7)           --
                                    ------    -------    -------       ------         ------       -------
Balance at December 31, 1997......   271.9      173.8      746.7           --          (11.8)       (550.9)
  Net loss........................      --         --      (41.7)          --             --            --
  Cash dividends declared.........      --         --      (24.4)          --             --            --
  Purchase of common stock before
     Merger.......................      --         --         --           --             --        (159.6)
  Exercise of stock options and
     other incentive plan
     activities...................     0.6        1.6         --          1.0             --           0.6
  Retire GSX treasury stock.......   (90.0)    (619.9)        --           --             --         709.9
  Merger of SPX and GSX...........   169.2      926.2     (784.2)       (33.2)            --        (285.8)
  Purchase of common stock after
     Merger.......................      --         --         --           --             --          (0.6)
  EGS adjustment..................      --         --       (9.6)          --             --            --
  Minimum pension liability
     adjustment, net of taxes of
     $0.4.........................      --         --         --           --           (0.7)           --
  Currency translation
     adjustments..................      --         --         --           --            1.4            --
                                    ------    -------    -------       ------         ------       -------
Balance at December 31, 1998......   351.7      481.7     (113.2)       (32.2)         (11.1)       (286.4)
  Net income......................      --         --      101.5           --             --            --
  Exercise of stock options and
     other incentive plan
     activities...................     3.2        6.9         --         13.1             --            --
  Treasury stock issued...........      --        1.1         --           --             --          37.9
  Currency translation
     adjustments..................      --         --         --           --           (1.9)           --
                                    ------    -------    -------       ------         ------       -------
Balance at December 31, 1999......  $354.9    $ 489.7    $ (11.7)      $(19.1)        $(13.0)      $(248.5)
                                    ======    =======    =======       ======         ======       =======

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                 1999        1998       1997
                                                                -------    --------    -------
                                                                        (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $ 101.5    $  (41.7)   $ 129.6
Adjustments to reconcile net income (loss) to net cash from
  operating activities:
  Cumulative effect of accounting change, net of tax........         --          --        3.7
  Special charges...........................................       38.4       101.7         --
  Equity in earnings of EGS, net of distributions...........       (3.2)      (24.7)     (11.8)
  Gains on divestitures of businesses.......................      (55.5)         --      (75.0)
  In-process technology charge and goodwill write-off of a
     business held for sale.................................         --        28.5         --
  Extraordinary item, net of tax............................        6.0          --         --
  Deferred income taxes.....................................       68.1       (19.5)      22.2
  Depreciation..............................................       63.0        49.9       50.7
  Amortization of goodwill and intangibles..................       42.4        19.5       14.6
  Employee benefits.........................................      (27.2)      (10.3)     (10.6)
  Other, net................................................       (2.9)       (2.2)      (5.1)
  Changes in assets and liabilities, net of effects from
     acquisitions and divestitures:
     Accounts receivable....................................      (54.2)        1.9      (13.6)
     Inventories............................................      (28.6)       14.6       18.4
     Accounts payable, accrued expenses and other...........       64.0       (57.0)     (17.4)
                                                                -------    --------    -------
Net cash from operating activities..........................      211.8        60.7      105.7
                                                                -------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (102.0)      (69.2)     (56.5)
Business acquisitions, net of cash acquired.................      (96.4)      (10.9)     (11.0)
Proceeds from business divestitures.........................      331.2          --      216.9
Cash acquired in Merger.....................................         --        10.5         --
Other, net..................................................       15.7         1.7        5.5
                                                                -------    --------    -------
Net cash from (used in) investing activities................      148.5       (67.9)     154.9
                                                                -------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement.............       30.0        27.4         --
Issuance of long-term debt..................................         --     1,582.1      170.5
Payment of long-term debt...................................     (430.9)     (566.0)    (118.1)
Debt issuance fees paid.....................................         --       (38.2)        --
Issuance of Treasury stock..................................       39.0          --         --
Purchases of common stock...................................         --      (160.2)    (240.4)
Common stock issued under stock incentive programs..........       10.1         3.1       11.4
Merger dividend paid........................................         --      (784.2)        --
Other dividends paid........................................         --       (36.5)     (51.7)
                                                                -------    --------    -------
Net cash from (used in) financing activities................     (351.8)       27.5     (228.3)
                                                                -------    --------    -------
Net changes in cash and equivalents.........................        8.5        20.3       32.3
Cash and equivalents at beginning of year...................       70.3        50.0       17.7
                                                                -------    --------    -------
Cash and equivalents at end of year.........................    $  78.8    $   70.3    $  50.0
                                                                =======    ========    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid...............................................    $ 120.6    $   33.0    $  11.6
Income taxes paid...........................................       51.3        59.4       87.0
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible debt into common stock............    $    --    $     --    $  39.3
Net assets contributed to (returned from) EGS...............         --       (64.6)     119.4
Fair value of shares issued to acquire SPX..................         --      (766.1)        --

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

     Revenue Recognition -- The company recognizes revenues from product sales upon shipment to the customer, except for revenues from service contracts and long-term maintenance arrangements which are deferred and recognized on a pro rata basis over the agreement period. Revenues from certain long-term contracts are recognized using the percentage-of-completion method of accounting. Under the percentage-of-completion method, earnings accrue based on the percentage of total costs incurred or total units of products delivered as contracts progress toward completion. Certain sales to distributors made with return rights and/or price protection features are recognized upon shipment to the customer, with appropriate recognition to reflect returns based on current market conditions and historical actual returns and allowances as a percentage of sales.

     Sales returns and allowances are recognized on an estimated basis as a charge against revenue in the period in which the related revenues are recognized.

     Research and Development Costs -- The company expensed approximately $76.0 on research activities relating to the development and improvement of its products in 1999, $73.4 in 1998 and $45.7 in 1997.

     Environmental Remediation Costs -- Costs incurred to investigate and remediate environmental issues are expensed unless costs incurred extend the economic useful life of related assets employed by the company. Liabilities are recorded and expenses are reported when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. The company's environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean up sites. Environmental obligations are not discounted and are not reduced by anticipated insurance recoveries.

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

     Financial Instruments -- The company does not enter into financial instruments for speculative or trading purposes. The company records the net amount to be paid or received under interest rate protection agreements over the life of the agreement as a component of interest expense. On forward foreign exchange and option contracts which specifically hedge an underlying transaction, gains or losses are

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     deferred and are recorded when the underlying transaction occurs. While it is not the practice of the company to enter into contracts to hedge anticipatory transactions, any gains or losses on forward foreign exchange and option contracts that do not hedge a specific transaction are recognized currently.

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

     Impairment of Long-Lived Assets -- The company continually reviews whether events and circumstances subsequent to the acquisition of any long-lived assets, including goodwill and other intangible assets, have occurred that indicate the remaining estimated usefully lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, the company uses projections to assess whether future cash flows or operating income (before amortization) on a non-discounted basis related to the tested assets is likely to exceed the Recorded carrying amount of those assets, to determine if a write-down is appropriate. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances which could include the use of similar projections on a discounted basis.

     Accounting Pronouncements -- Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which will become effective January 2001, establishes accounting and reporting standards for derivative instruments and hedging contracts. It also requires all derivatives to be recognized as either assets or liabilities in the balance sheet at fair value and changes in fair value to be recognized in income. Management is currently analyzing the impact of this statement, but does not anticipate that the effect or the company's results of operations and financial position will be material.

     Reclassifications -- Certain reclassifications were made to conform prior years' data to the current presentation. Unless otherwise noted, pre-Merger share and earnings per share disclosures have been adjusted to reflect the
     0.4186 shares of SPX common stock ("Exchange Ratio") that General Signal Corporation ("GSX") shareholders received for each share of GSX common stock upon the merger of SPX and GSX (see Note 2).

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

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     The fair market value of SPX was based on the average per share value of SPX's common stock near July 17, 1998 -- the date that the Merger agreement was signed. Additionally, since the company assumed the stock options outstanding of SPX, the fair value of these options was included in determining the valuation of SPX.

     The valuation of SPX, including transaction fees of $15.6, was $776.6. A summary of assets and liabilities acquired, at estimated fair market value, was as follows:

Current assets..............................................  $  357.2
PP&E........................................................     174.3
In-process technology.......................................       9.0
Goodwill....................................................     679.0
Intangibles.................................................     276.8
Other assets................................................      13.0
                                                              --------
Total assets................................................   1,509.3
Current liabilities.........................................    (240.0)
Long-term liabilities.......................................    (240.8)
Long-term debt..............................................    (251.9)
                                                              --------
Fair market value of SPX....................................  $  776.6
                                                              ========

     The intangibles, including customer lists of $118.0, developed technologies of $85.8, trademarks and work force of $73.0, and goodwill will be amortized over 10 to 40 years. The valuations of identifiable intangibles and in-process technology were based upon independent external appraisals. The valuation included in-process technology of $9.0, which was expensed in the fourth quarter of 1998. This charge was included as a component of selling, general and administrative expenses in the accompanying statement of income. In-process technology represented research and development projects of SPX that were commenced but not yet completed at the Merger Date, had not reached technological feasibility and which had no future use in research and development activities or otherwise.

(3) BUSINESS SEGMENT INFORMATION

     The company is comprised of four business segments. The Technical Products and Systems segment primarily includes operations that design, manufacture and market primarily fire detection systems, data networking equipment, broadcast antennas and automated fare collection systems. Major customers are computer manufacturers and users, construction contractors, municipalities and TV and radio broadcasters. Industrial Products and Services includes operations that design, manufacture and market power transformers, industrial valves, mixers, electric motors, laboratory freezers and ovens, high pressure hydraulics, industrial furnaces and coal feeders. Major customers include industrial chemical companies, pulp and paper manufacturers, laboratories and utilities. Service Solutions includes operations that design, manufacture and market a wide range of specialty service tools, equipment and services primarily to the motor vehicle industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors. Vehicle Components includes operations that design, manufacture and market transmission and steering components for light and heavy duty vehicle markets, principally in North America and Europe. Major customers are vehicle manufacturers and aftermarket private brand distributors.

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

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     Financial data for the company's business segments are as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUES:
  Technical Products and Systems............................  $  781.1   $  718.8   $  681.7
  Industrial Products and Services (1)......................     844.9      768.3    1,143.2
  Service Solutions (2).....................................     699.6      157.0         --
  Vehicle Components (2)....................................     386.7      181.3      129.7
                                                              --------   --------   --------
                                                              $2,712.3   $1,825.4   $1,954.6
                                                              --------   --------   --------
OPERATING INCOME:
  Technical Products and Systems (3)........................  $  108.1   $   24.0   $   40.9
  Industrial Products and Services (4)......................     134.3       80.3      147.7
  Service Solutions.........................................      61.7       12.8         --
  Vehicle Components (5)....................................      46.7       25.6       28.3
  General Corporate (6).....................................     (37.4)    (182.2)     (35.4)
                                                              --------   --------   --------
                                                              $  313.4   $  (39.5)  $  181.5
                                                              --------   --------   --------
CAPITAL EXPENDITURES:
  Technical Products and Systems............................  $   21.8   $   19.3   $   16.0
  Industrial Products and Services..........................      18.9       26.6       29.3
  Service Solutions.........................................      25.1        6.3         --
  Vehicle Components........................................      29.8        8.0        5.5
  General Corporate.........................................       6.4        9.0        5.7
                                                              --------   --------   --------
                                                              $  102.0   $   69.2   $   56.5
                                                              --------   --------   --------
DEPRECIATION AND AMORTIZATION:
  Technical Products and Systems............................  $   24.9   $   23.1   $   22.2
  Industrial Products and Services..........................      32.0       27.7       34.8
  Service Solutions.........................................      23.7        5.2         --
  Vehicle Components........................................      23.4       10.3        5.4
  General Corporate.........................................       1.4        3.1        2.9
                                                              --------   --------   --------
                                                              $  105.4   $   69.4   $   65.3
                                                              --------   --------   --------
IDENTIFIABLE ASSETS:
  Technical Products and Systems............................  $  452.9   $  577.9   $  527.4
  Industrial Products and Services..........................     777.3      616.8      429.8
  Service Solutions.........................................     889.5      882.7         --
  Vehicle Components........................................     512.9      505.9       66.0
  General Corporate.........................................     213.4      385.0      364.8
                                                              --------   --------   --------
                                                              $2,946.0   $2,968.3   $1,388.0
                                                              --------   --------   --------
EQUITY IN EARNINGS OF EGS: .................................  $   34.7   $   40.2   $   11.8
                                                              ========   ========   ========

---------------
(1) The 1997 results included GSPG through its divestiture on August 23, 1997 (see Note 5) and GSEG through September 15, 1997, its date of contribution to EGS (see Note 10).

(2) Included the results of businesses of SPX from the Merger Date.

(3) Included special charges of $13.1 and $14.5 in 1999 and 1998 respectively, (see Note 4) and other charges of $2.6 in 1998 and $20.0 in 1997 (see Note
    19).

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(4) Included special charges of $17.9 in 1999 and $16.3 in 1998 (see Note 4) and other charges of $10.5 in 1998 and $1.9 in 1997 (see Note 19).

(5) Included special charges of $7.4 and $1.6 in 1999 and 1998, respectively, (see Note 4) and other charges of $2.6 in 1998 (see Note 19).

(6) In the fourth quarter of 1998, the company recorded special charges of $69.3 associated with closing the GSX corporate headquarters, other 1998 charges of $5.8 associated with the integration of SPX and GSX, $36.5 of environmental charges related to the Merger, a $9.0 in-process technology charge from the valuation of SPX for purchase accounting, and $19.5 to write down goodwill of a business held for sale to net realizable value. The business held for sale had net assets of $24.4 as of December 31, 1998. 1998 operating results were not material. In 1997, unusual gains of $4.0, net were related to patent litigation and the sale of related patents and other matters.

                     GEOGRAPHIC AREAS:                          1999        1998        1997
                     -----------------                        --------    --------    --------
REVENUES -- UNAFFILIATED CUSTOMERS:
  United States (1).........................................  $2,060.8    $1,521.4    $1,700.8
  Europe....................................................     271.9       155.8       119.4
  Other.....................................................     379.6       148.2       134.4
                                                              --------    --------    --------
                                                              $2,712.3    $1,825.4    $1,954.6
                                                              ========    ========    ========
LONG-LIVED ASSETS:
  United States.............................................  $1,830.2    $1,948.2    $  800.2
  Europe....................................................      22.1        26.6         6.1
  Other.....................................................      17.2        17.8        13.6
                                                              --------    --------    --------
                                                              $1,869.5    $1,992.6    $  819.9
                                                              ========    ========    ========

---------------
(1) Included export sales of $247.5 in 1999, $181.9 in 1998, and $176.8 in 1997.

     No individual foreign country in which the company operates accounted for more than 5% of consolidated revenues in 1999, 1998 or 1997.

(4) SPECIAL CHARGES

     The company recorded special charges of $38.4 and $101.7 in 1999 and 1998, respectively, for Merger and restructuring initiatives. The components of the charges have been computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies and local laws. The purpose of these restructuring initiatives was to improve profitability, streamline operations, reduce costs and improve efficiency.

1999 SPECIAL CHARGES

     During 1999, the company committed to and announced that it would close four manufacturing, sale and administrative facilities primarily to consolidate certain operations. As a result of these actions, the company recorded charges of $16.6 for cash severance payments to approximately 209 hourly and 392 salaried employees (remaining employee terminations are expected to be concluded during 2000). The company also recorded a charge of $13.4 for facility closing costs (including cash holding costs of $3.0 and non-cash asset write-downs of $10.4).

     The four affected facilities included three Industrial Products and Services facilities located in Ireland, Tennessee and Minnesota, and a Vehicle Components manufacturing facility located in Ohio.

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     An additional $8.4 of charges related to the non-cash write-off of abandoned system costs ($4.9) and other cash costs incurred during 1999 related to the various restructuring initiatives ($3.5) primarily for employee stay bonuses and the relocation of employees and equipment.

1998 SPECIAL CHARGES

CLOSING OF GSX CORPORATE HEADQUARTERS

     These charges include $65.3 of cash costs related to change of control agreements, option and restricted stock payments, and other employee termination costs for 88 GSX corporate employees. Substantially all scheduled terminations and payments were completed by December 31, 1998. Additionally, a $4.0 charge was recorded for the GSX corporate headquarters building, which was closed in late 1998. The charge principally represents cash rental costs until the lease termination in early 2000 ($2.4) and non-cash property write-downs ($1.6). The termination of corporate employees and closure of the headquarters building were necessary to eliminate duplicative corporate personnel and facilities created by the Merger.

RESTRUCTURING CHARGE

     As part of its plan to reduce operating costs of the combined company, the company offered an early retirement program to employees at most of the GSX operations. Approximately 325 hourly and salaried employees accepted the offer during the fourth quarter of 1998, at a cash cost of $14.2, which represents incremental salary paid upon their early retirement. Additionally, during the fourth quarter of 1998, the company committed to and announced that it would close 18 manufacturing, sales and administrative facilities primarily to consolidate various GSX operations. As a result of these actions, the company recorded charges of $10.1 for cash severance payments to approximately 800 hourly and salaried employees (approximately 330 of which were terminated by December 31, 1998 with the remaining terminated in 1999) and $8.1 for facility closing costs (including cash holding costs of $3.5 and non-cash property write-downs of $4.6). The restructuring of these operations was to improve efficiency and to eliminate duplicate functions.

     The 18 affected facilities included 4 manufacturing facilities in Illinois, Alabama, Pennsylvania, and New York and 5 sales facilities in California, Missouri, and Canada and 2 in the United Kingdom within the Industrial Products and Services segment; 3 manufacturing facilities in Connecticut, Massachusetts, and Florida and 5 sales facilities in Texas, Switzerland, France, Italy and the United Kingdom within the Technical Products and Systems segment; and 1 manufacturing facility in Michigan within the Vehicle Components segment.

     Refer also to Notes 6 and 12.

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     The following table summarizes activity through December 31, 1999 and 1998 regarding these restructuring actions:

                                         EMPLOYEE         FACILITY
                                        TERMINATION       HOLDING         PROPERTY          OTHER
                                           COSTS           COSTS         WRITE-OFFS       CASH COSTS       TOTAL
                                        -----------       --------       ----------       ----------       ------
Balance at December 31, 1997........      $   --           $  --           $   --           $  --          $   --
Special charge......................        89.6             5.9              6.2                           101.7
Non-cash asset write-offs...........          --              --             (6.2)             --            (6.2)
Payments............................       (58.3)           (0.3)              --              --           (58.6)
Reclassified to pension
  liability(1)......................       (14.2)             --               --              --           (14.2)
                                          ------           -----           ------           -----          ------
Balance at December 31, 1998........        17.1             5.6               --              --            22.7
Special charge......................        16.6             3.0             15.3             3.5            38.4
Non-cash asset write-offs...........          --              --            (15.3)             --           (15.3)
Payments............................       (27.2)           (2.3)              --            (3.5)          (33.0)
                                          ------           -----           ------           -----          ------
Balance at December 31, 1999........      $  6.5           $ 6.3           $   --           $  --          $ 12.8
                                          ======           =====           ======           =====          ======

---------------
(1) Included in the special charge was incremental pension costs related to the severed employees. The company reclassified the pension component to its other pension accounts.

(5) BUSINESS DIVESTITURES AND ACQUISITIONS

     In the fourth quarter of 1999, the company sold Best Power to Invensys for $240.0 and recognized a pretax gain of $23.8 and an after-tax loss of $45.2. The large tax expense from this sale was caused by $132.2 on nondeductible goodwill from the GSX acquisition of Best Power in 1995.

     In the first quarter of 1999, the company completed the sale of its Dual-Lite business, which it received from EGS Electrical Group LLC ("EGS") on October 6, 1998 in a partial rescission of the original EGS venture. Also during the year, the company completed the sale of Acutex and a 50% interest in a Japanese joint venture. The company received combined proceeds of $91.2 and recognized a pretax gain of $31.7 ($10.4 after-tax). The effective tax rate differs from the U.S. statutory rate due to a difference in the book and tax basis of the operations divested.

     In August 1997, the company sold substantially all of the assets of GSPG to Pentair, Inc. for approximately $200.0 and recognized a pretax gain of $63.7 ($17.2 after-tax). The effective tax rate differs from the U.S. statutory tax rate due to a difference in the book and tax basis of GSPG. Annual 1996 revenues of GSPG were approximately $201.0.

     In the fourth quarter of 1997, the company sold its equity interest in a company in Mexico for a pretax gain of $9.0 ($2.3 after-tax). The effective tax rate on the Mexico gain differs from the U.S. statutory tax rate due to a difference in the book and tax basis of the equity investment sold.

     During 1999, the company acquired businesses for an aggregate purchase price of $96.4. The most significant of such acquisitions was the $86.0 purchase of North American Transformer. All of the acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the related assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Further adjustments, if any, based on finalization of related analysis, will be made prior to the one-year anniversary of the related acquisition and are not expected to be material. Operating results of the acquired businesses have been included in the consolidated financial statements from date of acquisition.

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(6) VALUATION ACCOUNTS AND DISPOSITION-RELATED ACCRUALS

                                                            1999        1998         1997
                                                           ------       -----       ------
Allowance for doubtful accounts:
  Balance beginning of year..............................  $ 18.3       $12.3       $ 10.0
  Provisions.............................................    11.3         3.9          8.6
  Charges................................................   (12.7)       (4.9)        (6.3)
  Established in Merger..................................      --         7.0           --
                                                           ------       -----       ------
  Balance end of year....................................  $ 16.9       $18.3       $ 12.3
                                                           ======       =====       ======
Disposition-related accruals:
  Balance beginning of year..............................  $ 17.2       $ 5.5(1)    $ 18.2
  Established in Merger(2)...............................      --        18.4           --
  Provisions.............................................      --          --          1.0
  Charges against accruals(3)............................   (10.9)       (6.7)       (13.7)
                                                           ------       -----       ------
Balance end of year......................................  $  6.3       $17.2       $  5.5
                                                           ======       =====       ======

---------------

(1) These accruals were primarily related to business divestitures announced prior to December 31, 1996.

(2) The $18.4 accrual established in connection with the Merger was related to obligations from existing certain SPX diagnostic equipment product lines in 1997. This was primarily related to continued cash severance and lease obligations and cash service and software update obligations related to the discontinued products. Since the Merger, there have been no significant changes to the estimate of costs or timing of these obligations.

(3) Charges in each year were primarily related to cash payments in settlement of obligations and operating losses related to discontinued businesses and product lines. In 1997, $3.8 of the original accrual related to discontinued operations was no longer required and accordingly, was reversed.

     Refer also to Notes 4 and 12.

(7) EMPLOYEE BENEFIT PLANS

BENEFIT PENSION AND POSTRETIREMENT PLANS

     The company has defined benefit pension plans that cover substantially all salaried and hourly paid employees, including certain employees in foreign countries. These plans provided pension benefits that were based on the employees' years of credited service and levels of earnings. In 1998 and 1999, the company amended its plan formula to provide benefits using a cash balance program. Under the new cash balance program, participants receive benefits based on a percentage of current salary and interest credits. The company funds U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. Substantially all plan assets are invested in listed stocks, bonds, real estate or cash and short-term investments. Plan assets include 0.909 shares of the company's common stock. Plan assets and obligations of non-North American subsidiaries are not material and are not included below.

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

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     The following table shows the plans' funded status and amounts recognized in the company's consolidated balance sheets:

                                                            PENSION           POSTRETIREMENT
                                                           BENEFITS              BENEFITS
                                                       -----------------    ------------------
                                                        1999       1998      1999       1998
                                                       -------    ------    -------    -------
Change in benefit obligation:
  Benefit obligation - beginning of year...........    $ 805.8    $488.0    $ 158.5    $  84.0
  Service cost.....................................       16.5      13.5        0.6        0.4
  Interest cost....................................       53.3      37.4       10.4        7.1
  Actuarial (gain) loss............................        9.1       6.3       (1.3)       5.1
  Plan amendments..................................      (33.7)       --         --         --
  Merger with SPX..................................         --     279.8         --       69.0
  Special termination benefits.....................         --      14.2         --         --
  Curtailment......................................        1.5        --         --         --
  Benefits paid....................................     (105.6)    (33.4)     (21.7)      (7.1)
                                                       -------    ------    -------    -------
  Benefit obligation - end of year.................    $ 746.9    $805.8    $ 146.5    $ 158.5
                                                       -------    ------    -------    -------
Change in plan assets:
  Fair value of plan assets - beginning of year....    $ 918.9    $633.8    $    --    $    --
  Actual return on plan assets.....................      160.8      19.6         --         --
  Contributions....................................        6.8       2.2       21.7        7.1
  Merger with SPX..................................         --     296.7         --         --
  Benefits paid....................................     (105.6)    (33.4)     (21.7)      (7.1)
                                                       -------    ------    -------    -------
  Fair value of plan assets - end of year..........    $ 980.9    $918.9    $    --    $    --
                                                       =======    ======    =======    =======
Funded status at year-end..........................    $ 234.0    $113.1    $(146.5)   $(158.5)
  Unamortized prior service cost...................      (26.9)      4.6       (7.4)     (10.0)
  Unrecognized net (gain) loss.....................      (16.6)     44.3      (10.3)      (9.1)
  Unrecognized transition asset....................       (6.2)    (12.8)        --         --
  Other............................................       (0.2)      1.1         --        1.9
                                                       -------    ------    -------    -------
Prepaid (accrued) benefit cost.....................    $ 184.1    $150.3    $(164.2)   $(175.7)
                                                       =======    ======    =======    =======
Amount recognized in the balance sheet consists of:
  Other assets.....................................    $ 201.6    $168.6    $    --    $    --
  Accrued expenses and other liabilities...........      (21.4)    (22.2)    (164.2)    (175.7)
  Accumulated other comprehensive income...........        3.9       3.9         --         --
                                                       -------    ------    -------    -------
Net amount recognized..............................    $ 184.1    $150.3    $(164.2)   $(175.7)
                                                       =======    ======    =======    =======

     A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The minimum liability adjustment, less allowable intangible assets, net of tax benefit, was reported as other comprehensive income and accumulated to $2.4 as of December 31, 1999 and 1998.

     The pension benefit obligation ("PBO") and unfunded accumulated pension obligation ("ABO") for pension plans with ABO's in excess of plan assets were $26.5 and $20.5 as of December 31, 1999, and $24.2 and $21.8 as of December 31, 1998.

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     Net periodic pension benefit cost related to continuing operations included the following components:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
Service cost.............................................  $ 16.5    $ 13.5    $ 11.7
Interest cost............................................    53.3      37.4      32.8
Expected gain on assets..................................   (93.7)    (66.0)    (54.6)
Amortization of transition asset.........................    (6.4)     (6.4)     (6.6)
Amortization of unrecognized losses......................     0.2       0.4       0.2
Amortization of unrecognized prior service cost..........    (1.5)      1.4       1.8
                                                           ------    ------    ------
Net periodic pension benefit.............................  $(31.6)   $(19.7)   $(14.7)
                                                           ======    ======    ======
Actuarial assumptions used were:
  Discount rate..........................................    7.50%     6.75%     7.60%
  Rate of increase in compensation levels................    5.00%     5.00%     5.00%
  Expected long-term rate of return on assets............    9.50%     9.50%     9.50%

     The net periodic postretirement benefit cost related to continuing operations included the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Service cost................................................  $ 0.6    $ 0.4    $ 0.4
Interest cost...............................................   10.4      7.1      6.2
Amortization of unrecognized losses.........................   (0.1)    (0.7)    (1.3)
Amortization of unrecognized prior service cost.............   (2.6)    (2.6)    (3.0)
                                                              -----    -----    -----
Net periodic postretirement costs...........................  $ 8.3    $ 4.2    $ 2.3
                                                              =====    =====    =====

     The accumulated postretirement benefit obligation was determined using the terms of the company's various plans, together with relevant actuarial assumptions and health care cost trend rates. The estimated annual rates ranged from 6.1% in 1999 and 5.8% in 2000, to 5.0% through the year 2004, and thereafter.

     The assumed discount rate was 7.5% and 6.75% for 1999 and 1998 respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                              1% INCREASE    1% DECREASE
                                                              -----------    -----------
Effect on total of service and interest costs...............     $0.3           $(0.3)
Effect on postretirement benefit obligation.................     $3.8           $(3.3)

RETIREMENT SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLAN

     Concurrent with the Merger, the company assumed the SPX KSOP plan ("Plan"), which provides benefits to a majority of domestic employees. These employees can contribute up to 17% of their earnings to the Plan, subject to certain limitations. The company matches a portion of the employee's contribution with shares from the Plan's trust. During 1999 and the fourth quarter of 1998, .211 and .015 shares respectively, were allocated to employees under the Plan. Compensation expense is recorded based upon the market value of shares as the shares are allocated to employees. In 1999 and 1998, $15.9 and $0.8 were recorded as compensation expense. Employees may vote their allocated shares directly, while the KSOP trustee votes the unallocated shares in the trust proportionally on the same basis as the allocated shares voted. At December 31,

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1999, there were 0.296 unallocated shares in the trust with a fair market value of $23.9. In January 1999, the GSX Savings and Stock Ownership Plan ("GSX Plan") was merged with the Plan.

     The company matched employee contributions to the SPX KSOP Plan and other supplemental plans in cash and common stock equal to a percentage of certain amounts contributed by employees. The company's contributions under these plans amounted to $15.9 in 1999, $23.7 in 1998 and $13.2 in 1997.

(8) INVENTORIES

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1999      1998
                                                                ------    ------
Finished goods..............................................    $132.4    $115.5
Work in process.............................................      58.4      66.2
Raw material and purchased parts............................      96.2     112.1
                                                                ------    ------
Total FIFO cost.............................................     287.0     293.8
Excess of FIFO cost over LIFO inventory value...............     (13.0)    (11.7)
                                                                ------    ------
                                                                $274.0    $282.1
                                                                ======    ======

     Inventories included material, labor and factory overhead costs, and were reduced, when necessary, to estimated realizable values. Certain domestic inventories were valued using the last-in, first-out ("LIFO") method. Such inventories were $143.9 and $127.1 at December 31, 1999 and 1998, respectively. All other inventories were valued using the first-in, first-out ("FIFO") method. Progress payments, netted against work in process at year-end, were $11.1 in 1999 and $15.2 in 1998.

(9) CONTRACTS IN PROGRESS

     Prepaid expenses and other current assets included contracts in progress of $5.0 and $3.1 at December 31, 1999 and 1998, respectively. Contracts in progress represented revenue recognized on a percentage-of-completion basis over related progress billings of $3.2 and $2.3 at December 31, 1999 and 1998, respectively. Substantially all contracts in progress at year-end are billed during the subsequent year.

(10) INVESTMENT IN EGS

     In the third quarter of 1997, the company and Emerson Electric Co. formed EGS, a venture combining Emerson's Appleton Electric operations and the company's GSEG. The company contributed substantially all of the operating assets of General Signal Electric Group ("GSEG") in exchange for a 47.5% ownership in EGS. Annual 1996 revenues for GSEG were approximately $294.0. In October 1998, the company's ownership in EGS was reduced to 44.5% when the company received two businesses of EGS in a partial rescission of the original formation of EGS. Annual 1998 sales of these two businesses were approximately $75.0. The company recorded the original contribution and partial rescission at historical cost.

     The company accounts for its investment in EGS under the equity method of accounting. Effective January 1, 1998, the company began accounting for its investment in EGS on a three-month lag basis and, net of the effect of the returned businesses, recorded a $9.6 adjustment through retained earnings to reverse the

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

fourth quarter 1997 equity earnings from this venture. EGS operates primarily in the United States, Canada and Mexico. EGS's results of operations for its fiscal year ended September 30, 1999 and 1998 were as follows:

                                                                 1999      1998
                                                                ------    ------
Net sales...................................................    $462.6    $542.1
Gross margin................................................     188.1     214.4
Net income..................................................      67.0      81.7

     EGS' pre-tax income for the quarter ended December 31, 1999 and 1998 was not materially different than the pretax income earned the previous quarter.

     The company's equity in earnings of EGS was $34.7 and $40.2 for the years ended December 31, 1999 and 1998, respectively. The company's recorded investment in EGS was approximately $96.9 and $122.00 less than its ownership in EGS's net assets at December 31, 1999 and 1998, respectively. This difference is being amortized on a straight-line basis over an estimated economic life of 40 years.

     Condensed balance sheet information of EGS as of September 30, 1999 and 1998 was as follows:

                                                                 1999      1998
                                                                ------    ------
Current assets..............................................    $170.7    $200.4
Noncurrent assets...........................................     328.2     364.0
Current liabilities.........................................      67.7      72.7
Noncurrent liabilities......................................      33.5      34.3

     EGS had sales of $26.5, gross margin of $9.6 and net income of $4.3 for the period from September 15, 1997 (its inception) to September 30, 1997. Current assets, noncurrent assets, current liabilities, and noncurrent liabilities of EGS as of September 30, 1997 were $150.8, $322.2, $65.0, and $15.6, respectively.

(11) GOODWILL AND INTANGIBLE ASSETS

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
Goodwill....................................................    $  893.9    $1,004.4
Intangibles.................................................       304.4       306.9
                                                                --------    --------
                                                                 1,198.3     1,311.3
Accumulated amortization....................................       (94.7)      (91.8)
                                                                --------    --------
                                                                $1,103.6    $1,219.5
                                                                ========    ========

     Amortization of goodwill and intangibles was $42.4 in 1999, $19.5 in 1998 and $14.6 in 1997.

(12) ACCRUED EXPENSES

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1999      1998
                                                                ------    ------
Payroll and compensation....................................    $116.8    $105.3
Environmental and legal.....................................      44.5      31.3
Special charges and disposition-related accruals............      19.1      39.9
Other.......................................................     163.1     219.5
                                                                ------    ------
                                                                $343.5    $396.0
                                                                ======    ======

Refer also to Note 4 and 6.

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(13) INCOME TAXES

     Income (loss) from continuing operations before income taxes and the provision (benefit) for income taxes consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
Income (loss) before income taxes:
  United States........................................    $274.0    $(53.7)   $236.0
  Foreign..............................................      20.8       8.8      16.8
                                                           ------    ------    ------
                                                           $294.8    $(44.9)   $252.8
                                                           ------    ------    ------
Provision (benefit) for income taxes:
  Current:
     Federal...........................................    $113.3    $  3.3    $ 74.3
     Foreign...........................................      15.0       7.8       8.5
     State.............................................      17.5       5.2      16.0
                                                           ------    ------    ------
Total current..........................................     145.8      16.3      98.8
                                                           ------    ------    ------
  Deferred:
     Federal...........................................      37.1     (12.0)     17.5
     Foreign...........................................       0.1      (5.4)      0.5
     State.............................................       8.3      (2.1)      4.2
                                                           ------    ------    ------
Total deferred.........................................      45.5     (19.5)     22.2
                                                           ------    ------    ------
Total provision (benefit)..............................     191.3      (3.2)    121.0
Included in discontinued operation.....................        --        --      (1.5)
Included in cumulative effect of accounting change.....        --        --       2.3
Included in early extinguishment of debt...............      (4.0)       --        --
                                                           ------    ------    ------
From continuing operations.............................    $187.3    $ (3.2)   $121.8
                                                           ======    ======    ======

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the company's effective income tax rate was as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                1999      1998     1997
                                                                -----    ------    -----
Tax at U.S. federal statutory rate..........................    35.0%    (35.0)%   35.0%
State and local taxes, net of U.S. federal benefit..........     3.4       3.5      5.3
Foreign sales corporation...................................    (0.8)    (14.0)    (1.8)
Goodwill amortization.......................................     3.1      11.1      1.6
Income from Puerto Rican operations.........................      --      (2.0)    (0.2)
Foreign rates and foreign dividends.........................     2.5      (1.2)     0.6
Change in valuation allowance...............................     1.7       3.3     (0.9)
Disposition basis differences...............................    20.9      22.2      8.6
Other.......................................................    (2.3)      5.0       --
                                                                ----     -----     ----
                                                                63.5%     (7.1)%   48.2%
                                                                ====     =====     ====

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax assets and liabilities were as follows:

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          1999       1998       1997
                                                         -------    -------    ------
Deferred tax assets:
  Acquired tax benefits and basis differences........    $   8.3    $  17.1    $ 21.0
  Other postretirement and postemployment benefits...       71.6       72.1      53.7
  Losses on dispositions and restructuring...........       10.2       17.4       4.0
  Inventories........................................       10.0       20.9      16.2
  NOL and credit carryforwards.......................       17.2        9.4      21.2
  Other..............................................       74.8       62.0      38.9
                                                         -------    -------    ------
     Total deferred tax assets.......................      192.1      198.9     155.0
  Valuation allowance................................      (16.9)     (11.4)    (16.7)
                                                         -------    -------    ------
     Net deferred tax assets.........................    $ 175.2    $ 187.5    $138.3
                                                         -------    -------    ------
Deferred tax liabilities:
  Accelerated depreciation...........................    $  45.7    $  74.6    $ 27.9
  Pension credits....................................       72.5       60.8      49.1
  Basis difference in affiliates.....................      141.6       75.0      43.0
  Intangibles recorded in Merger.....................      102.6      104.0        --
  Other..............................................       24.2       16.6      15.9
                                                         -------    -------    ------
     Total deferred tax liabilities..................    $ 386.6    $ 331.0    $135.9
                                                         -------    -------    ------
                                                         $(211.4)   $(143.5)   $  2.4
                                                         =======    =======    ======

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

     Undistributed earnings of the company's foreign subsidiaries amounted to approximately $134.4 at December 31, 1999. Those earnings were considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were distributed, the company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability was not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $10.3 would be payable upon remittance of all previously unremitted earnings at December 31, 1999.

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(14) NOTES PAYABLE AND DEBT

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Revolving Loan..............................................  $   65.0    $   35.0
Tranche A Loan..............................................     562.5       593.7
Tranche B Loan..............................................     412.5       598.5
Interim Loan................................................        --       200.0
Medium-term Notes: $25.0 at 7.0% due 2000, $25.0 at 7.1% due
  2002......................................................      50.0        50.0
Industrial Revenue Bonds due 2000-2025......................      16.1        17.1
Other borrowings............................................       8.6        21.3
                                                              --------    --------
                                                               1,114.7     1,515.6
Less: Short-term borrowings and current maturities..........      97.7        49.1
                                                              --------    --------
                                                              $1,017.0    $1,466.5
                                                              ========    ========

     Aggregate maturities of total debt are $97.7 in 2000, $110.4 in 2001, $161.5 in 2002, $154.2 in 2003, $229.8 in 2004 and $361.1 thereafter.

     In 1998, the company obtained a $1,650.0 credit facility consisting of a six year, $600.0 Tranche A Loan ("Tranche A Loan"), an eight year, $600.0 Tranche B Loan ("Tranche B Loan"), an eighteen month, $200.0 Interim Term Loan ("Interim Loan") and a six year, $250.0 Revolving Facility ("Revolving Loan") collectively hereinafter referred to as the "Credit Facility."

     The Credit Facility bears interest at variable rates using a calculated base borrowing rate ("Base Rate") or a Eurodollar Rate, plus the applicable margin. The applicable margin for the Tranche B Loan is 2.5% for Base Rate borrowings and 3.5% for Eurodollar Rate borrowings. The Tranche A Loan, Interim Loan and Revolving Loan have variable margins between 0.5% and 1.75% for Base Rate loans and 1.5% and 2.75% for Eurodollar Rate borrowings. The Revolving Loan also is subject to annual commitment fees of 0.25% to 0.5% on the unused portion of the facility. The variable margins and commitment fees are based on certain financial measurements of the company as defined in the Credit Facility. Interest and principal are payable quarterly. The company has effectively fixed the underlying Eurodollar rate at approximately 4.8% on $800.0 of indebtedness through interest rate protection agreements over the next three years. At December 31, 1999, the weighted average interest rate on outstanding debt under the Credit Facility was 7.6%, reflecting the 4.8% fixed Eurodollar rate on $800.0.

     Proceeds from the December 1999 sale of Best Power were used to prepay outstanding indebtedness under the Credit Facility resulting in a $10.0 pretax ($6.0 after-tax) extraordinary charge representing prepayment penalties and the non-cash write-off of related unamortized deferred financing costs.

     The Credit Facility is secured by substantially all of the assets of the company (excluding EGS) and requires the company to maintain certain leverage and interest coverage ratios. The Credit Facility also requires compliance with certain operating covenants which limit, among other things, the incurrence of additional indebtedness by the company and its subsidiaries, sales of assets, the distribution of dividends, capital expenditures, mergers, acquisitions and dissolutions. Under the most restrictive of the financial covenants, the company is required to maintain (as defined) a maximum debt to earnings before income taxes, depreciation and amortization ratio and a minimum interest coverage ratio.

     The agreement also provides a letter of credit facility, which is available for the issuance of standby letters of credit in an aggregate amount of $150.0. Standby letters of credit issued under this facility, $33.0 at December 31, 1999, reduce the aggregate amount available under the Revolving Loan commitment.

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

     The company utilizes natural hedges and offsets to reduce exposures and also combines positions to reduce the cost of hedging. The company entered into forward foreign exchange contracts to hedge net consolidated currency transaction exposure for periods consistent with the terms of the underlying transactions, extending into 2000. At December 31, 1999, the company had a notional amount of approximately $0.2 of such contracts outstanding.

     From time to time the company enters into various interest rate protection agreements to reduce the potential impact of increases in interest rates on floating rate long-term debt. At December 31, 1999, the company was a party to four interest rate swap agreements ("Swaps"), covering $800.0 of outstanding debt obligations and expiring in October 2001. The Swaps entitle the company to receive from or require the company to pay to counterparties, on a quarterly basis, the amounts, if any, by which LIBOR varies from approximately 4.8%.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash equivalents and receivables reported on the consolidated balance sheets approximates their fair value because of the short maturity of those instruments.

     The fair value of the company's debt instruments, based on borrowing rates available to the company at each year-end for similar debt, is not materially different than its carrying value.

     As collateral for performance on contracts and as credit guarantees to banks and insurers, the company is contingently liable under standby letters of credit in the amount of $33.0 and $56.3 and December 31, 1999 and 1998, respectively. The company pays fees to various banks for these letters of credit that were 1.95% per annum of their face value at December 31, 1999. If the company was required to obtain replacement standby letters of credit as of December 31, 1999 for those currently outstanding, it is the company's opinion that the replacement costs would not significantly vary from the present fee structure.

     At December 31, 1999, the company had a $27.5 unrealized gain related to the Swaps.

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

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

(16) COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

     The future minimum rental payments under leases with remaining non-cancelable terms in excess of one year are:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
2000........................................................  $17.8
2001........................................................   14.3
2002........................................................   11.6
2003........................................................    8.1
2004........................................................    4.6
Subsequent to 2004..........................................   13.7
                                                              -----
Total minimum payments......................................  $70.1
                                                              =====

     Total lease expense in 1999, 1998 and 1997 was $25.2, $17.7 and $19.2, respectively.

GENERAL

     On April 11, 1996, the company was named as a defendant in an action filed in Federal Court for the Northern District of Illinois. Snap-on Incorporated, Snap-on Tools Company and Snap-on Technologies, Inc. v. Ronald J. Ortiz and SPX Corporation, No. 96C2138, U.S. District Court for the Northern District of Illinois. The Complaint contained seventeen counts, fifteen of which were directed to the company. Of the fifteen counts directed to the company, seven were related to the hiring in 1992 of a former officer of Sun Electric Corporation, five contained allegations of patent infringement and three sought a declaration of invalidity of patents held by the company. On June 28, 1996, the company filed an eight count counterclaim, containing three counts of patent infringement and five counts for declaration of invalidity of patents held by the Plaintiffs. These patents pertain to certain features related to performance test equipment manufactured by Sun, Snap-on and the company. At that time, the company also filed a motion to dismiss five of the counts of the Complaint, related to the hiring of the former Sun executive. On October 23, 1996, four of those counts of the Complaint were dismissed, three with prejudice and one with leave to amend. Since that time, a further motion to dismiss one of those counts was filed and granted. Document discovery has proceeded and depositions have been conducted. In 1995 and 1997, the Plaintiffs initiated reexamination of the three company patents. The U.S. patent office has upheld the validity of the three company patents by issuing reexamination certificates on one of the patents in late 1998 and on the other two in early 1999. Neither the Complaint nor the counterclaim contain specific allegations of damages, however, the products affected by the patents at issue are significant for Sun, Snap-on and the company. Management believes that the claims against the company are without merit. Based on management's understanding of Sun and Snap-on products sold during the alleged infringement period, management believes that a reasonable value of the company's claims brought against Sun and Snap-on could be material to the future results of operations, cash flows and

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

financial position of the company. Management intends to vigorously prosecute its claims. The company believes it should ultimately prevail in this litigation. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded.

     General Signal Power Systems, Inc., ("Best Power"), an indirect subsidiary of SPX Corporation, filed suit against American Power Conversion Corporation ("APC") in the United States District Court for the Western District of Wisconsin alleging five counts of patent infringement and three counts of false advertising. Best Power is seeking to enjoin further manufacture, sale and distribution of certain models of APC's MATRIX, SMART-UPS and BACKUPS products and further publication of false advertising along with an award of damages (which may be trebled based on an allegation of willful infringement) and attorneys fees and costs for APC's alleged patent infringements and false advertising. The company sold its Best Power business to Invensys, plc., but retained its ownership of the Best Power patents and control of the litigation. Based on management's understanding of APC's products sold during the alleged infringement period, management believes that a reasonable value of the company's claims brought against APC could be material to the future results of operations, cash flows and financial position of the company. Management intends to vigorously prosecute its claims. The company believes it should ultimately prevail in this litigation. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded.

     Certain claims, including environmental matters, suits and complaints arising in the ordinary course of business, have been filed or are pending against the company and certain of its subsidiaries. In the opinion of management, such matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the financial position, results of operations, or cash flows of the company if disposed of unfavorably.

ENVIRONMENTAL MATTERS

     The company's operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is the company's policy to comply fully with all such applicable requirements. As part of its effort to comply, the company has a comprehensive environmental compliance program, which includes environmental audits conducted by internal and external independent professionals and regular communications with the company's operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, management believes that the company's operations are in substantial compliance with applicable environmental laws and regulations, and the company is not aware of any violation that could have a material adverse effect on the business, financial condition, results of operations, or cash flows of the company. The company is engaged or expects to be engaged in site investigation and/or remediation at 43 company sites and estimates, based upon currently available information, that its aggregate remaining liability at these sites is approximately $54.7. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the company's business or operations in the future.

     In the case of contamination at offsite, non-owned facilities, the company has been notified that it is a potentially responsible party and has received other notices of potential liability pursuant to various environmental laws at 22 sites. Such laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. The persons include the present or former owner or operator of the site and companies that generated, disposed of, or arranged for the disposal of, hazardous substances at the site. The company is considered a "de minimis" potentially responsible party at most of the sites and estimates the aggregate probable remaining liability at these sites is approximately $2.9.

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery, and the questionable level of the company's responsibility. The company has estimated that costs of investigation and remediation for these matters will be approximately $57.6 overall and has included this amount in accrued liabilities in the accompanying balance sheet. It is at least reasonably possible, however, that a change in this estimate will occur. In management's opinion, after considering reserves established for such purposes, remedial actions for compliance with present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on the company's business, financial condition, results of operations or cash flows.

EXECUTIVE SEVERANCE AGREEMENTS

     The company's Board of Directors has adopted executive severance agreements which create certain liabilities in the event of the termination of the covered executives following a change of control of the company. The aggregate commitment under these executive severance agreements should all seven covered employees be terminated is approximately $31.4. Additionally, should a change in control occur, restrictions on any outstanding restricted stock, any outstanding stock options, unvested pension entitlements and the EVA Incentive Compensation Plan bonus bank would lapse.

(17) SHAREHOLDERS' EQUITY

PREFERRED STOCK

     None of the company's 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 1998 and 1999.

COMMON STOCK, TREASURY STOCK AND UNALLOCATED KSOP

     At December 31, 1999, authorized shares of common stock (par value $10.00) total 50.0 shares. Common shares issued, treasury shares, shares held in the KSOP trust and outstanding shares are summarized in the table below.

                                                      COMMON              UNALLOCATED
                                                      STOCK    TREASURY      KSOP         SHARES
                                                      ISSUED    STOCK        TRUST      OUTSTANDING
                                                      ------   --------   -----------   -----------
BALANCE AT DECEMBER 31, 1997.......................   27.192    (7.483)         --        19.709
  Common stock reacquired(1).......................      --     (1.480)         --        (1.480)
  Stock options exercised..........................   0.057      0.013          --         0.070
  Merger of SPX and GSX(2).........................   7.986      4.371      (0.531)       11.826
  Other activity...................................   (0.065)       --       0.015        (0.050)
                                                      ------    ------      ------        ------
BALANCE AT DECEMBER 31, 1998.......................   35.170    (4.579)     (0.516)       30.075
  Issuance of Treasury stock(1)....................      --      0.562          --         0.562
  Stock options exercise...........................   0.320         --          --         0.320
  Other activity...................................      --         --       0.211         0.211
                                                      ------    ------      ------        ------
BALANCE AT DECEMBER 31, 1999.......................   35.490    (4.017)      0.305        31.168
                                                      ------    ------      ------        ------

---------------

(1) In 1997 and 1998, the company repurchased shares in the market to offset shares issued in the redemption of the 5.75% convertible notes (1996 and 1997) and to use a portion of the cash proceeds from the sale of GSPG in 1997.

(2) Included treasury stock and unallocated KSOP shares valued at $62.57 per share as of the Merger Date.

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

SPX STOCK COMPENSATION PLANS

     At the time of the Merger, the company adopted SPX's preexisting stock compensation plans.

     Under the 1992 Stock Compensation Plan, as amended in October 1998, up to
5.0 shares of the company's common stock may be granted to key employees and 2.2 such shares were available for grant at December 31, 1999. Awards of stock options, stock appreciation rights ("SARs"), performance units and restricted stock may be made under the Plan although no more than 0.2 shares may be granted in the form of restricted stock.

     Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options, vest 50% after two years and 100% after three years, and expire no later than 10 years from the date of grant. The option price per share may be no less than the fair market value of the common stock of the company on the date of grant. Upon exercise, the employee has the option to surrender shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired.

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

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     As of the Merger and due to the change of control, all outstanding unvested restricted stock and outstanding options were settled for $45, except options with exercise prices greater than $45. Such options were canceled. The following table shows activity from 1997 through 1999:

                                                                      OPTIONS
                                                                -------------------
                                                                          WEIGHTED-
                                                                           AVERAGE
                                                                          EXERCISE
                                                                SHARES      PRICE
                                                                ------    ---------
Outstanding at December 31, 1997............................     2.419     $36.70
Granted.....................................................      .482      38.86
Exercised...................................................     (.119)     32.19
Terminated..................................................     (.492)     45.04
Settlement of GSX options...................................    (2.290)     35.60
SPX options outstanding at Merger date......................     2.581      63.08
Options granted.............................................      .222      40.07
                                                                ------     ------
Options outstanding at December 31, 1998....................     2.803     $61.26
Granted.....................................................      .873      64.88
Exercised...................................................     (.320)     38.66
Terminated..................................................     (.038)        --
                                                                ------     ------
Options outstanding at December 31, 1999....................     3.318     $66.83
                                                                ======     ======
Exercisable at December 31, 1999............................      .953     $69.06
Exercisable at December 31, 1998............................      .369     $45.12
Exercisable at December 31, 1997............................     1.300     $32.91

     Stock options outstanding and exercisable at December 31, 1999 and related weighted average price and life information follows:

                                                     OPTIONS OUTSTANDING          EXERCISABLE OPTIONS
                                               --------------------------------   -------------------
                                                        REMAINING     EXERCISE              EXERCISE
                  RANGE OF                              LIFE-YEARS     PRICE                 PRICE
               EXERCISE PRICES                 SHARES   (WTD. AVE)   (WTD. AVE)   SHARES   (WTD. AVE)
               ---------------                 ------   ----------   ----------   ------   ----------
$14.13-$30.00................................  0.040       5.17        $16.93     0.040      $16.93
$30.13-$45.00................................  0.343       8.56        $39.44     0.076      $40.30
$45.75-$59.19................................  0.310       8.24        $47.63     0.128      $45.75
$60.00-$90.00................................  2.265       8.88        $71.33     0.709      $79.31

PRO FORMA RESULTS -- "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS NO. 123)

     The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for stock options issued. Had compensation cost for the company's stock options been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

the accounting provisions of SFAS No. 123, the company's net income (loss) and income (loss) per share would have resulted in the pro forma amounts indicated below:

                                                         1999       1998       1997
                                                        -------    -------    -------
Net income (loss) -- as reported....................    $ 101.5    $ (41.7)   $ 129.6
Net income (loss) -- pro forma......................       99.8      (39.0)     128.0
Basic:
  Income (loss) per share -- as reported............    $  3.30    $ (1.94)   $  6.16
  Income (loss) per share -- pro forma..............       3.24      (1.81)      6.09
Diluted:
  Income (loss) per share -- as reported............    $  3.27    $ (1.94)   $  6.15
  Income (loss) per share -- pro forma..............       3.21      (1.81)      6.07

     The application of SFAS No. 123 resulted in a lower pro forma net loss in 1998, because some of the expense recorded when the GSX options were repurchased upon the Merger had, on a pro forma basis, been recognized prior to 1998.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       DIVIDEND     EXPECTED       RISK FREE      EXPECTED      EXPECTED
YEAR OF GRANT                           YIELD      VOLATILITY    INTEREST RATE    VESTING %    OPTION LIFE
-------------                          --------    ----------    -------------    ---------    -----------
1999...............................     0.00%        0.335           5.67%           75%         6 Years
1998...............................     0.00%        0.322           5.60%           75%         6 Years
1997...............................     2.40%        0.233           5.71%          100%         5 Years

     The weighted-average fair value of options granted during 1999, 1998 and 1997 was $27.95, $17.46 and $10.85, respectively. The fair value of options granted in 1998 was subsequent to the Merger.

SHAREHOLDER RIGHTS PLAN

     Subsequent to the Merger, and pursuant to a pre-existing Shareholder Rights Agreement, each share of common stock carries one preferred stock purchase right. Each right entitles the holder, upon the occurrence of certain events, to purchase one one-thousandth of a share of a new series of junior participating preferred stock for $200 per share. Furthermore, if the company is involved in a merger or other business combination at any time after the rights become exercisable, the rights will entitle the holder to buy the number of shares of common stock of the acquiring company having a market value of twice the then current exercise price of each right. Alternatively, if a 20% or more shareholder acquires the company by means of a reverse merger in which the company and its stock survive, or engages in self-dealing transactions with the company, or if any person acquires 20% or more of the company's common stock, then each right not owned by a 20% or more shareholder will become exercisable for the number of shares of common stock of the company having a market value of twice the then current exercise price of each right. The rights, which do not have voting rights, expire on June 25, 2006, and may be redeemed by the company at a price of $.01 per right at any time prior to any person or affiliated group of persons acquiring 20% or more of the company's common stock. The prior GSX Shareholder Rights Plan was discontinued upon the Merger.

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

EARNINGS PER SHARE

     The following table sets forth the computation of diluted earnings per share from continuing operations:

                                                  YEAR ENDED DECEMBER 31,
                                                  ------------------------
                                                   1999     1998     1997
                                                  ------   ------   ------
Numerator:
  Income (loss) from continuing operations......  $101.5   $(41.7)  $131.0
  Effect of dilutive securities:
     5.75% convertible subordinated notes.......      --       --      0.2
                                                  ------   ------   ------
  Income available to common shareholders.......  $101.5   $(41.7)  $131.2
                                                  ======   ======   ======
Denominator (shares in millions):
  Weighted-average shares outstanding...........  30.765   21.546   21.028
  Effect of dilutive securities:
     Employee stock options.....................   0.290       --    0.101
  5.75% convertible subordinated notes..........      --       --    0.002
     Restricted stock compensation..............      --       --   (0.036)
                                                  ------   ------   ------
                                                   0.290       --    0.067
                                                  ------   ------   ------
     Adjusted weighted-average shares and
       assumed conversions......................  31.055   21.546   21.095
                                                  ------   ------   ------

(18) QUARTERLY RESULTS (UNAUDITED)

                                 FIRST              SECOND             THIRD              FOURTH
                            ----------------   ----------------   ---------------    -----------------
                             1999      1998     1999      1998     1999     1998      1999      1998
                            ------    ------   ------    ------   ------   ------    ------    -------
Revenues.................   $646.9    $374.4   $671.4    $401.7   $668.9   $409.9    $725.1    $ 639.4
Gross margin.............    214.0     125.6    224.9     144.7    224.6    138.4     239.0      144.8
Income (loss) from
  continuing
  operations.............     30.9(1)   23.4     41.6(2)   30.8     44.1(3)   24.1(5)   (9.1)(4)  (120.0)(6)
Extraordinary item, net
  of tax.................       --        --       --        --       --       --      (6.0)        --
                            ------    ------   ------    ------   ------   ------    ------    -------
Net income (loss)........   $ 30.9    $ 23.4   $ 41.6    $ 30.8   $ 44.1   $ 24.1    $(15.1)   $(120.0)
Basic income (loss) per
  share of common stock
  (7):
  Continuing
     operations..........   $ 1.01    $ 1.20   $ 1.35    $ 1.68   $ 1.43   $ 1.32    $ (.29)   $ (3.99)
  Extraordinary item.....       --        --       --        --       --       --      (.20)        --
                            ------    ------   ------    ------   ------   ------    ------    -------
  Net income (loss)......   $ 1.01    $ 1.20   $ 1.35    $ 1.68   $ 1.43   $ 1.32    $ (.49)   $ (3.99)
Diluted income (loss) per
  share of common stock
  (7):
  Continuing
     operations..........   $ 1.01    $ 1.19   $ 1.34    $ 1.67   $ 1.40   $ 1.32    $ (.29)   $ (3.99)
  Extraordinary item.....       --        --       --        --       --       --      .(20)        --
                            ------    ------   ------    ------   ------   ------    ------    -------
  Net income (loss)......   $ 1.01    $ 1.19   $ 1.34    $ 1.67   $ 1.40   $ 1.32    $ (.49)   $ (3.99)

---------------
Note: The sum of the quarters' earnings per share may not equal the full year per share amounts.

(1) Included special charges of $14.1 related to restructuring initiatives.

(2) Included special charges of $6.0 related to restructuring initiatives.

                               DECEMBER 31, 1999
       (DOLLAR AMOUNTS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(3) Included special charges of $6.1 related to restructuring initiatives.

(4) Included special charges of $12.2 related to restructuring initiatives and $45.2 after-tax loss on sale of Best Power.

(5) Included a $5.5 write-off of professional fees associated with the termination of a plan to spin off Inrange Technologies and dispose of three other units that had been announced by the former GSX management team. (See
    Note 19).

(6) Included a $101.7 special charge (See Note 4) and $102.7 of other one-time charges. (See Note 19).

(7) Earnings per share prior to the Merger Date have been adjusted by the Merger Exchange Ratio of 0.4186.

(19) OTHER CHARGES AND GAINS

     During 1998 and 1997, the company recorded certain other charges and gains. In 1998, $5.5 of charges was recorded in the third quarter and $102.7 of charges was recorded in the fourth quarter (the "1998 Charges"). In 1997, $17.9 of charges, net of gains, was recorded during the third and fourth quarters (the "1997 Changes").

1998 CHARGES

     During the third quarter of 1998, the company expensed $5.5 of professional fees associated with the termination of a plan to spin off Inrange Technologies and dispose of three other units that had been announced by the former GSX management team.

     In the fourth quarter of 1998, the company expensed $9.0 of in-process technology included in the valuation of SPX (see Note 2 for further discussion of the purchase accounting for SPX). The company recorded $19.5 to write down goodwill of a business held for sale to net realizable value. The business held for sale had net assets of $24.4 as of December 31, 1998 and was sold in 1999. Operating results of this business for 1998 were not material. The company recorded additional environmental accruals of $36.5 in response to new information and data obtained as a result of the Merger (see Note 16 for additional information regarding environmental accruals). The company also recorded charges totaling $37.7 in that quarter including Merger integration costs ($5.8) and inventory write-downs ($11.4), asset impairments ($6.3), and customer settlements ($3.1) primarily related to older generation products that current management has decided to phase out in favor of recently developed upgraded products, primarily in the Technical Products and Systems segment. These charges primarily resulted from information obtained as a result of the Merger, operating actions initiated during the quarter, and new management's review of the former GSX businesses' assets and liabilities.

     Of the 1998 charges, $60.4 was included in cost of products sold and the remaining $47.8 was included in selling, general and administrative expense.

1997 CHARGES AND GAINS

     In the fourth quarter of 1997, the company settled patent litigation and sold related patents for a gain of $10.0. The company also recorded charges of $13.8 in that quarter for asset valuations, lease termination costs and other individually insignificant matters. In the third quarter of 1997, the company recorded charges for inventory and accounts receivable reserve policy changes, as well as professional fees in connection with the formation of EGS. The company also wrote off assets related to a discontinued product line and recorded a charge for cancellation of a facility lease. Additionally, the company reversed an accrual that was no longer needed due to the formation of EGS. The net of these matters totaled $14.1.

     Of the 1997 charges, $11.2 was included in cost of products sold and the remaining $6.7 was included in selling, general and administrative expense.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Members
EGS Electrical Group, LLC:

     We have audited the accompanying consolidated balance sheet of EGS Electrical Group, LLC and subsidiaries as of September 30, 1999 and the related consolidated statements of income, members' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of EGS Electrical Group, LLC and subsidiaries as of September 30, 1998 were audited by other auditors whose report dated November 10, 1998, expressed an unqualified opinion on those statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EGS Electrical Group, LLC and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Chicago, Illinois
October 29, 1999

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

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

                                            KPMG LLP

St. Louis, Missouri
November 10, 1998

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                1999        1998
                                                              ---------   ---------
Net sales...................................................  $ 462,581   $ 542,066
Cost of goods sold..........................................   (274,486)   (327,693)
Selling, general, and administrative expenses...............   (106,034)   (120,734)
                                                              ---------   ---------
          Operating earnings................................     82,061      93,639
Other expenses, net.........................................    (10,216)     (8,928)
                                                              ---------   ---------
          Income before income tax expense..................     71,845      84,711
Income tax expense..........................................     (4,795)     (3,054)
                                                              ---------   ---------
          Net earnings......................................  $  67,050   $  81,657
                                                              =========   =========

     The accompanying notes to the financials are an integral part of these consolidated statements.

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                1999       1998
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $  2,276   $     --
  Accounts receivable, less allowances of $8,159 and $8,813,
     respectively...........................................    80,261     83,377
  Due from affiliated companies.............................    15,386     32,264
  Inventories
     Finished goods.........................................    36,062     41,641
     Work in process........................................    18,893     21,274
     Raw material...........................................    15,497     20,097
                                                              --------   --------
          Total inventories.................................    70,452     83,012
                                                              --------   --------
  Other current assets......................................     2,289      1,789
                                                              --------   --------
          Total current assets..............................   170,664    200,442
                                                              --------   --------
Property, plant, and equipment:
  Land......................................................     4,943      2,139
  Buildings and improvements................................    37,290     23,123
  Machinery and equipment...................................   103,707    101,402
  Construction in progress..................................     4,936     16,607
                                                              --------   --------
          Total property, plant, and equipment..............   150,876    143,271
  Less accumulated depreciation.............................    72,777     62,461
                                                              --------   --------
          Net property, plant, and equipment................    78,099     80,810
                                                              --------   --------
Goodwill, less accumulated amortization of $14,235 and
  $9,605, respectively......................................   248,844    282,768
Other assets................................................     1,329        471
                                                              --------   --------
          Total assets......................................  $498,936   $564,491
                                                              ========   ========

     The accompanying notes to the financials are an integral part of these consolidated statements.

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                        LIABILITIES AND MEMBERS' EQUITY

                                                                 1999       1998
                                                               --------   --------
Current liabilities:
  Trade accounts payable....................................   $ 24,180   $ 24,182
  Income tax payable........................................      1,214        808
  Due to affiliated companies...............................      6,772      4,433
  Accrued employee compensation.............................      6,158      7,649
  Accrued sales rebates.....................................      5,714      6,270
  Accrued expenses..........................................     13,916     19,594
  Deferred income taxes.....................................        176        104
  Short-term borrowings -- affiliate........................      9,618      9,693
                                                               --------   --------
          Total current liabilities.........................     67,748     72,733
Interest-bearing obligation.................................     16,409     16,580
Long-term debt..............................................      3,560      3,500
Other liabilities...........................................     13,536     14,229
                                                               --------   --------
          Total liabilities.................................    101,253    107,042
                                                               --------   --------
Members' equity:
  Additional paid-in-capital................................    388,554    388,554
  Retained earnings.........................................      9,660     71,358
  Accumulated other comprehensive income....................       (531)    (2,463)
                                                               --------   --------
          Total members' equity.............................    397,683    457,449
                                                               --------   --------
          Total liabilities and members' equity.............   $498,936   $564,491
                                                               ========   ========

     The accompanying notes to the financials are an integral part of these consolidated statements.

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                    YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                             OTHER
                                                ADDITIONAL                ACCUMULATED
                                                 PAID-IN     RETAINED    COMPREHENSIVE
                                                 CAPITAL     EARNINGS       INCOME         TOTAL
                                                ----------   ---------   -------------   ---------
Balance at September 30, 1997.................   $388,554    $   4,251      $  (486)     $ 392,319
                                                 --------    ---------      -------      ---------
Comprehensive income
  Net earnings................................         --       81,657           --         81,657
  Cumulative translation adjustment...........         --           --       (1,977)        (1,977)
                                                 --------    ---------      -------      ---------
Total comprehensive income -- 1998............         --       81,657       (1,977)        79,680
Distribution to members.......................         --      (14,550)          --        (14,550)
                                                 --------    ---------      -------      ---------
Balance at September 30, 1998                    $388,554    $  71,358      $(2,463)     $ 457,449
                                                 --------    ---------      -------      ---------
Comprehensive income
  Net earnings................................         --       67,050           --         67,050
  Cumulative translation adjustment...........         --           --        1,932          1,932
                                                 --------    ---------      -------      ---------
Total comprehensive income -- 1999............         --       67,050        1,932         68,982
Distribution to members.......................         --     (128,748)          --       (128,748)
                                                 --------    ---------      -------      ---------
Balance at September 30, 1999.................   $388,554    $   9,660      $  (531)     $ 397,683
                                                 ========    =========      =======      =========

     The accompanying notes to the financials are an integral part of these consolidated statements.

                   EGS ELECTRICAL GROUP, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                1999      1998
                                                              --------   -------
Cash flows from operating activities:
  Net income................................................  $ 67,050   $81,657
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sales of equipment.............................      (318)      (90)
     Depreciation and amortization..........................    17,168    17,464
     Changes in operating working capital, net of acquired
      businesses:
       Decrease (increase) in receivables, net of
        reserves............................................    19,995   (38,785)
       Decrease in inventories..............................    12,560     2,280
       (Increase) decrease in other current assets..........      (500)    3,039
       (Increase) in other assets...........................      (858)       --
       Increase (decrease) in payables......................     2,743   (10,605)
       (Decrease) increase in accrued expenses..............    (7,728)      582
       Decrease in other liabilities........................      (693)       --
                                                              --------   -------
          Net cash provided by operating activities.........   109,419    56,082
                                                              --------   -------
Cash flows from investing activities:
  Capital expenditures......................................   (11,709)  (18,292)
  Disposition of fixed assets...............................       650        --
  Dual Lite and Edwards divestiture.........................    30,844        --
  Purchase of businesses, net of cash.......................        --   (32,946)
                                                              --------   -------
          Net cash used in investing activities.............    19,785   (51,238)
                                                              --------   -------
Cash flows from financing activities:
  Increase in short-term borrowings.........................        --     9,693
  Decrease in long-term borrowings..........................      (111)       --
  Distribution to members...................................  (128,748)  (14,550)
                                                              --------   -------
          Net cash used in financing activities.............  (128,859)   (4,857)
                                                              --------   -------
          Net decrease in cash and cash equivalents.........       345       (13)
Effect of exchange rate changes on cash and cash
  equivalents...............................................     1,931       (13)
Cash and cash equivalents at beginning of year..............        --        --
                                                              --------   -------
Cash and cash equivalents at end of year....................  $  2,276   $    --
                                                              ========   =======

     The accompanying notes to the financials are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     EGS Electrical Group, LLC (EGS) was created on September 15, 1997 by combining the electrical groups of Emerson Electric Co. (Emerson) and General Signal, Inc. (General Signal). Emerson originally held 52.5% of equity and General Signal originally held 47.5%. General Signal subsequently merged with SPX Corporation (SPX), with SPX becoming the minority member.

     EGS and subsidiaries (the Company) operates offices, plants, and warehouses in fourteen states and three foreign countries and is engaged in the manufacture of electrical fittings, enclosures, controls and industrial lighting; transformers, power conditioning, power protection and power supplies; resistance wire electrical heating cable, and pipe tracing cable; and a variety of electrical heating products. Approximately 12% of the Company's assets are located outside the United States, primarily in Canada and France.

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

INCOME TAXES

     The Company does not pay United States federal income taxes. Federal taxes are paid at the member level. The Company does pay some state income taxes in those states that do not follow the federal treatment

                          SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

of Limited Liability Corporations (LLC) and foreign taxes are paid on income attributable to the foreign entity. Income taxes paid during the years ended September 30, 1999 and 1998 were $3,341 and $2,243, respectively.

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

COMPREHENSIVE INCOME

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no effect on the Company's net earnings or members' equity. Accumulated other comprehensive income includes currency translation adjustments.

DERIVATIVES

     The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company's management and are not used for trading or speculative purposes.

     Forward exchange contracts generally are not accounted for as hedges, and as such, unrealized gains and losses are recognized and included in other income. When realized, gains and losses are reclassified from other income and recognized primarily as a component of cost of sales. Under commodity swap agreements, which are accounted for as hedges, the Company receives or makes payments based on the differential between a specified price and the market price of the commodity. The Company records the payments when received or made against cost of sales and does not have a carrying value recorded.

     If, subsequent to entering into a forward contract the underlying transaction is no longer likely to occur, the Company may terminate the forward contract and any gain or loss on the terminated contract is included in net earnings. Gains and losses on commodity swaps that are terminated prior to the execution of the inventory purchase are recorded in the inventory until the inventory is sold.

SEGMENT REPORTING

     In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." Adoption of this Statement had no impact on the Company's disclosures as the Company reports as one operating segment.

IMPAIRMENT OF LONG-LIVED ASSETS

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

                          SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

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

(2) ACQUISITIONS

     On June 1, 1998, the Company acquired Easy Heat, Inc., a company that designs and manufactures freeze protection and electrical heating products, (Easy Heat) for approximately $23,800 in cash. Easy Heat has plants in Indiana and Canada and sales offices in Holland. The fair value of assets acquired and liabilities assumed were $21,222 and $7,341, respectively, with $9,950 of goodwill recorded.

     On July 1, 1998, the Company acquired ATX, SA, a French manufacturer of IEC hazardous location lighting and related products, for approximately $25,680, $16,580 of which was deferred and is payable in 2001. The fair value of assets acquired and liabilities assumed were $8,805 and $1,503, respectively, with $18,235 of goodwill recorded.

(3) RELATED PARTY TRANSACTIONS

     During the regular course of business, the Company enters into arms-length purchase and sales transaction with other companies affiliated with Emerson and SPX and participates in cash pooling with certain of these affiliated companies. At September 30, 1999 and 1998, the Company had payables to such related parties totaling $6,773 and $4,433, respectively and held $15,385 and $25,245 in cash at a related party earning interest of 4.9% annually. In addition at September 30, 1999 and 1998, the Company was indebted to an affiliated company in the amount of $9,618 and $9,693, respectively, for a promissory note, payable upon demand. The promissory note was issued in connection with the acquisition of Easy Heat. The interest is payable quarterly at the Canadian Dollar Bankers' Acceptance rate plus 5 basis points and resets every 90 days. As of September 30, 1999, the interest rate was 5.05%. Net interest income from affiliated companies for the fiscal years ended September 30, 1999 and 1998 were $947 and $1,223, respectively.

     The Company has entered into a service agreement with Emerson for Corporate management services. For the years ended September 30, 1999 and 1998, the management fee for such services was a percentage of revenue and was $4,857 and $5,692, respectively. In addition the Company participates in Emerson sponsored programs for such things as insurance, freight, 401(k) administration, legal, workers compensation, tax consultation and other administrative expenses. The amount paid for these services for the years ended September 30, 1999 and 1998 was approximately $32,000 and $36,000, respectively.

(4) DEBT

     The Company's only short-term debt is the $9,618 due to an affiliated Company as discussed above. The Company had long-term debt of $19,969 at September 30, 1999. Included in this total is an Industrial Revenue Bond (IRB) for $3,560 with an interest rate of 5.625% due December 1, 2002. The balance of the long-term debt, $16,409, represents a deferred payment on the acquisition of ATX, S.A. The $16,409 is payable in December 2001 and carries an interest rate tied to LIBOR currently 3.6%. Total interest paid related to long-term debt was $197 during the years ended September 30, 1999 and 1998.

(5) FINANCIAL INSTRUMENTS

     The carrying values of the Company's short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At September 30, 1999 and 1998, the fair value of the Company's long-

                          SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

term debt approximated its carrying value, as the interest rate was materially consistent with the rate that could be obtained at that time.

     The Company enters into financial and commodity instruments to manage foreign currency exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency exchange rates and to manage its exposure to commodity price risk. Commodity instruments outstanding at September 30, 1999 and 1998, had contract values of $2,824 and $9,936, respectively and fair values of $3,027 and $9,574, respectively. Financial instruments outstanding at September 30, 1999 and 1998 had contract values of $1,993 and $0, respectively and fair values of $1,968 and $0, respectively. The commodity and financial instruments outstanding at September 30, 1999 mature during 2000 and relate primarily to aluminum and zinc commodities and to the German mark.

(6) RETIREMENT PLANS

     The Company has pension plans and other postretirement benefit plans covering substantially all of its employees. The Company's pension and retiree health care and life insurance benefit plans are discussed below.

     Pension and other post retirement benefit costs included the following components for 1999 and 1998:

                                                                                 OTHER
                                                                            POSTRETIREMENT
                                                        PENSION BENEFITS       BENEFITS
                                                        -----------------   ---------------
                                                         1999      1998      1999     1999
                                                        -------   -------   ------   ------
Service cost..........................................  $2,190    $2,170     $211     $199
Interest cost.........................................     590       400      395      368
Expected return on plan assets........................    (105)       --       --       --
Amortization of prior service cost....................     150        --       --       --
Amortization of net loss (gain).......................      (5)       --       --       --
Amortization of transition asset......................    (280)       --       --       --
                                                        ------    ------     ----     ----
Net pension and other benefit costs...................  $2,540    $2,570     $606     $567

                          SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

     A reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending September 30, 1999, and a statement of the funded status at September 30 for these years for the Company's domestic pension plans follows.

                                                                             OTHER POSTRETIREMENT
                                                         PENSION BENEFITS          BENEFITS
                                                         -----------------   ---------------------
                                                          1999      1998       1999        1998
                                                         -------   -------   ---------   ---------
RECONCILIATION OF BENEFIT OBLIGATION
Benefit obligation previous Sept. 30...................  $ 8,390   $ 5,020    $ 5,482     $ 4,782
Service cost...........................................    2,190     2,170        211         199
Interest cost..........................................      590       400        395         368
Participant contributions..............................       20        --         18          17
Plan amendments........................................       --       555         --          --
Actuarial loss (gain)..................................     (115)      245       (120)        193
Acquisitions...........................................     (280)       --         --          --
Benefit payments.......................................     (470)       --        (80)        (77)
                                                         -------   -------    -------     -------
Benefit obligation at Sept. 30.........................   10,325     8,390      5,906       5,482
                                                         -------   -------    -------     -------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at Oct. 1....................      190        --         --          --
Actual return on plan assets...........................       40        --         --          --
Employer contributions.................................    2,765       190         --          --
Participant contributions..............................       20        --         --          --
Benefit payments.......................................     (470)       --         --          --
                                                         -------   -------    -------     -------
Fair value of plan assets at Sept. 30                      2,545       190         --          --
                                                         -------   -------    -------     -------
FUNDED STATUS
Funded status at Sept. 30..............................   (7,785)   (8,200)    (5,906)     (5,482)
Unrecognized prior service cost........................      180       555         73         193
Unrecognized actuarial loss (gain).....................      400       245         --          --
                                                         -------   -------    -------     -------
Prepaid (accrued) benefit cost.........................   (7,205)   (7,400)    (5,833)     (5,289)

     The amounts recognized in the Company's balance sheets as of September 30 were as follows:

                                                                             OTHER POSTRETIREMENT
                                                         PENSION BENEFITS          BENEFITS
                                                         -----------------   ---------------------
                                                          1999      1998       1999        1998
                                                         -------   -------   ---------   ---------
Accrued benefit cost...................................  $(7,585)  $(8,000)   $(5,906)    $(5,482)
Intangible asset.......................................      355       555         --          --
Accumulated other comprehensive income.................       25        45         73         193
                                                         -------   -------    -------     -------
Net amount recognized..................................  $(7,205)  $(7,400)   $(5,833)    $(5,289)
                                                         =======   =======    =======     =======

     Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Accumulated gains and losses in excess of 10.0% of the greater of the benefit obligation or the market-related value of assets are amortized over the remaining service period of active plan participants. The Company's benefit obligations were determined using assumed discount rates of 7.8 percent in 1999 and 7.5 percent in 1998 and an assumed compensation increase of 4.5 percent in 1999 and 4.0 percent in 1998. The assumed long-term rate of return on plan assets was 10.5 percent in 1999 and 9.0 percent in 1998.

     The health care cost trend rate for 1999 for pre-65 benefits was assumed to be 6.5 percent gradually declining to 4.5 percent in 2004 and to remain at that level thereafter. The trend rate for post-65 benefits was

                          SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

assumed to be 4.5 percent level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one percent increase in the assumed health care trend rate would increase the service and interest cost components of net postretirement health care benefit obligation by $138 at September 30, 1999. A one percent decrease in the assumed health care trend rate would decrease the service and interest cost components of net postretirement health care benefit obligation by $138 at September 30, 1999. The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

(7) DISCONTINUED OPERATIONS

     On October 5, 1998, the Company distributed two units (Edwards and Dual
Lite) to SPX, which increased Emerson's ownership interest by 3 percentage points. The units had combined 1998 annual sales of approximately $83,500 and income before income tax of approximately $4,500.

(8) LEASES

     The Company has various lease agreements for offices, distribution and manufacturing centers. These obligations extend through 2005. Rent expense for the year was $2,669.

     Future minimum lease payments at September 30, 1999, under agreements classified as operating leases with noncancelable terms in excess of one year for the years 2000 through 2004 were $2,414, $1,991, $1,597, $1,516 and $1,405, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

          1. All financial statements. See Index to Consolidated Financial Statements on page 22 of this Form 10-K.

          2. Financial Statement Schedules. None required. See page 22 of this Form 10-K.

          3. Exhibits

        ITEM NO.                                 DESCRIPTION
        --------                                 -----------
         2(i)            -- Agreement and Plan of Merger among SPX Corporation, SAC
                            Corp. and General Signal Corporation, dated as of July
                            19, 1998, incorporated herein by reference from the
                            company's Form S-4 Registration Statement 333-60853,
                            filed on July 20, 1998.
         3(i)            -- Restated Certificate of Incorporation, as amended, dated
                            June 12, 1998, incorporated herein by reference from the
                            company's Quarterly Report on Form 10-Q, file No. 1-6948,
                            for the quarter ended June 30, 1998.
          (ii)           -- Certificate of Ownership and Merger dated April 25, 1998, incorporated herein by reference from the company's
                            Annual Report on Form 10-K, file No. 1-6948, for the year
                            ended December 31, 1998.
          (iii)          -- By-Laws as amended through October 25, 1995, incorporated herein by reference from the company's Quarterly Report
                            on Form 10-Q, file No. 1-6948, for the quarter ended
                            September 30, 1995.

        ITEM NO.                                 DESCRIPTION
        --------                                 -----------
         4(i)            -- Credit Agreement between SPX Corporation and Chase
                            Manhattan Bank, as agent for the banks named therein,
                            dated as of October 6, 1998, incorporated herein by
                            reference from the company's Quarterly Report on Form
                            10-Q, file No. 1-6948, for the quarter ended September
                            30, 1998.
          (ii)           -- Copies of the instruments with respect to the company's other long-term debt are available to the Securities and
                            Exchange Commission upon request.
          (iii)          -- Rights Agreement, dated as of June 25, 1996 between the company and The Bank of New York, as Rights Agent,
                            relating to Rights to purchase preferred stock under
                            certain circumstances, incorporated herein by reference
                            from the company's Registration Statement on Form 8-A
                            file on June 26, 1996.
          (iv)           -- Amendment No. 1 to Rights Agreement, effective October
                            22, 1997, between SPX Corporation and The Bank of New
                            York, incorporated herein by reference from the company's
                            Registration Statement on Form 8-A, filed on January 9,
                            1998.
       *10(i)            -- Sealed Power Corporation Executive Performance Unit Plan,
                            incorporated herein by reference from the company's
                            Amendment No. 1 on Form 8 to the Annual Report on Form
                            10-K, file No. 1-6948, for the year ended December 31,
                            1988.
          (ii)           -- SPX Corporation Retirement Plan for Directors, as amended and restated, incorporated herein by reference from the
                            company's Amendment No. 1 on Form 8 to the Annual Report
                            on Form 10-K, file No. 1-6948, for the year ended
                            December 31, 1988.
          (iii)          -- SPX Corporation Supplemental Retirement Plan for Top
                            Management, as amended and restated, incorporated herein
                            by reference from the company's Amendment No. 1 on Form 8
                            to the Annual Report on Form 10-K, file No. 1-6948, for
                            the year ended December 31, 1988.
          (iv)           -- SPX Corporation Excess benefit Plan No. 3, as amended and restated, incorporated herein by reference from the
                            company's Amendment No. 1 on Form 8 to the Annual Report
                            on Form 10-K, file No. 1-6948, for the year ended
                            December 31, 1988.
          (v)            -- SPX Corporation Executive Severance Agreement,
                            incorporated herein by reference from the company's
                            Amendment No. 1 on Form 8 to the Annual Report on Form
                            10-K, file No. 1-6948, for the year ended December 31,
                            1988.
          (vi)           -- SPX Corporation Trust Agreement for Supplemental
                            Retirement Plan for Top Management, Excess Benefit Plan
                            No. 3, and Retirement Plan for Directors, incorporated
                            herein by reference from the company's Amendment No. 1 on
                            Form 8 to the Annual Report on Form 10-K, file No.
                            1-6948, for the year ended December 31, 1988.
          (vii)          -- SPX Corporation Trust Agreement for Participants in
                            Executive Severance Agreements, Special Separation Pay
                            Plan for Corporate Staff Executive Personnel Agreements
                            and Special Separation Pay Plan for Corporate Staff
                            Management and Administrative Personnel Agreements,
                            incorporated herein by reference from the company's
                            Amendment No. 1 on Form 8 to the Annual Report on Form
                            10-K, file No. 1-6948, for the year ended December 31,
                            1988.
          (viii)         -- SPX Corporation Stock Compensation Plan Limited Stock
                            Appreciation Rights Award, incorporated herein by
                            reference from the company's Amendment No. 1 on Form 8 to
                            the Annual Report on Form 10-K, file No. 1-6948, for the
                            year ended December 31, 1988.

        ITEM NO.                                 DESCRIPTION
        --------                                 -----------
          (ix)           -- SPX Corporation Stock Ownership Plan, incorporated herein by reference from the company's Current Report on Form
                            8-K, file No. 1-6948, filed on July 26, 1989.
          (x)            -- SPX Corporation Stock Ownership Trust, incorporated
                            herein by reference from the company's Current Report on
                            Form 8-K, file No. 1-6948, filed on July 26, 1989.
          (xi)           -- SPX Corporation 1992 Stock Compensation Plan,
                            incorporated herein by reference from Exhibit 10(iii)(n)
                            to the company's Annual Report on Form 10-K, file No.
                            1-6948, for the year ended December 31, 1992.
          (xii)          -- SPX Corporation Supplemental Employee Stock Ownership
                            Plan, incorporated herein by reference from the company's
                            Annual Report on Form 10-K, file No. 1-6948, for the year
                            ended December 31, 1990.
          (xiii)         -- Employment agreement, and related Nonqualified Stock
                            Option Agreement, and Restricted Shares Agreement,
                            between SPX Corporation and John B. Blystone dated as
                            November 24, 1995, incorporated herein by reference to
                            the company's Annual Report on Form 10-K, file 6948, for
                            the year ended December 31, 1995.
          (xiv)          -- Employment agreement between SPX Corporation and John B.
                            Blystone dated as January 1, 1997, incorporated herein by
                            reference to the company's Annual Report on Form 10-K,
                            file No. 1-6948, for the year ended December 31, 1996.
          (xv)           -- SPX Corporation 1997 Non-Employee Director's Compensation
                            Plan, incorporated herein by reference from Exhibit A to
                            the Proxy Statement contained in the company's Schedule
                            14A, file No. 1-6948, filed on March 25, 1997.
          (xvi)          -- SPX Corporation Supplemental Retirement Savings Plan for
                            Top Management, incorporated herein by reference from the
                            company's Form S-4 Registration Statement 333-60853,
                            filed on July 20, 1998.
        11               -- Statement regarding computation of earnings per share.
                            See Consolidated Statements of Income, page   of this
                            Form 10-K.
        21               -- Subsidiaries.
        23.1             -- Consent of Arthur Andersen LLP.
        23.2             -- Consent of Ernst & Young LLP.
        23.3             -- Consent of KPMG LLP.
        27               -- Financial data schedule.

---------------

* Item 10(i) through 10(xvi) all related to compensatory plans.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized, on this             .

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned have signed this report on this
            .


                /s/ JOHN B. BLYSTONE                                       /s/ PATRICK J. O'LEARY
-----------------------------------------------------       -----------------------------------------------------
                  John B. Blystone                                           Patrick J. O'Leary
   Chairman, President and Chief Executive Officer          Vice President Finance, Treasurer and Chief Financial
                                                                                   Officer

                 /s/ SARAH R. COFFIN                                       /s/ J. KERMIT CAMPBELL
-----------------------------------------------------       -----------------------------------------------------
                   Sarah R. Coffin                                           J. Kermit Campbell
                      Director                                                    Director

               /s/ EMERSON U. FULLWOOD                                       /s/ FRANK A. EHMANN
-----------------------------------------------------       -----------------------------------------------------
                 Emerson U. Fullwood                                           Frank A. Ehmann
                      Director                                                    Director

                  /s/ H. KENT BOWEN                                       /s/ CHARLES E. JOHNSON II
-----------------------------------------------------       -----------------------------------------------------
                    H. Kent Bowen                                           Charles E. Johnson II
                      Director                                                    Director

                /s/ DAVID P. WILLIAMS
-----------------------------------------------------
                  David P. Williams
                      Director