Form 10-Q
period 2000-03-31
SPX CORP
filed 2000-05-01
CIK 88205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                                     YES   X       NO

              Common shares outstanding April 24, 2000 - 31,474,308

  PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                                 SPX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                  March 31,      December 31,
                                                    2000             1999
                                                  --------         --------
                                                (Unaudited)
ASSETS
Current assets:
Cash and equivalents                              $   32.6         $   78.8
Accounts receivable                                  488.2            473.7
Inventories                                          294.2            274.0
Prepaid and other current assets                      54.6             39.2
Deferred income tax assets and refunds               116.1            110.8
                                                  --------         --------
  Total current assets                               985.7            976.5
Property, plant and equipment                        827.8            799.8
Accumulated depreciation                            (374.0)          (355.1)
                                                  --------         --------
  Net property, plant and equipment                  453.8            444.7
Goodwill and intangible assets, net                1,106.4          1,103.6
Investment in EGS                                     84.3             82.6
Net assets of business acquired                       64.0                -
Other assets                                         248.3            238.6
                                                  --------         --------
  Total assets                                    $2,942.5         $2,846.0
                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current
 maturities of long-term debt                     $  105.4         $   97.7
Accounts payable                                     283.5            238.3
Accrued expenses                                     287.3            343.5
Income taxes payable                                  37.6             75.4
                                                  --------         --------
  Total current liabilities                          713.8            754.9
Long-term debt, less current maturities            1,153.3          1,017.0
Deferred income taxes                                330.3            322.4
Other long-term liabilities                          195.4            199.4
                                                  --------         --------
  Total long-term liabilities                      1,679.0          1,538.8
Shareholders' equity:
Common stock                                         356.4            354.9
Paid-in capital                                      496.0            489.7
Retained earnings (deficit)                           17.3            (11.7)
Unearned compensation                                (15.4)           (19.1)
Accumulated other comprehensive income               (16.6)           (13.0)
Common stock in treasury                            (288.0)          (248.5)
                                                  --------         --------
  Total shareholders' equity                         549.7            552.3
                                                  --------         --------
  Total liabilities and shareholders' equity      $2,942.5         $2,846.0
                                                  ========         ========

        The accompanying notes are an integral part of these statements.

                                 SPX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In millions, except per share amounts)

                                                          Three months ended
                                                              March 31,
                                                        2000           1999
                                                      --------       --------
Revenues                                              $  627.8       $  646.9

Costs and expenses:
 Cost of products sold                                   421.6          432.9
 Selling, general and administrative                     119.4          132.8
 Goodwill/intangible amortization                          9.6           10.6
 Special Charges                                             -           14.6
                                                      --------       --------
  Operating income                                        77.2           56.0
Other (expense) income, net                               (0.1)          30.3
Equity in earnings of EGS                                  9.3            9.3
Interest expense, net                                    (22.3)         (32.1)
                                                      --------       --------
  Income before income taxes                              64.1           63.5
Provision for income taxes                               (26.3)         (32.6)
                                                      --------       --------
Income before loss on early extinguishment of debt        37.8           30.9
Loss on early extinguishment of debt, net of tax          (8.8)             -
                                                      --------       --------
Net income                                            $   29.0       $   30.9
                                                      ========       ========

Basic income per share of common stock
  Income before loss on early extinguishment of debt  $   1.22       $   1.01
  Loss on early extinguishment of debt                   (0.28)             -
                                                      --------       --------
  Net income per share                                $   0.94       $   1.01
                                                      ========       ========
Weighted average number of basic
  common shares outstanding                             30.920         30.475

Diluted income per share of common stock
  Income before loss on early extinguishment of debt  $   1.20       $   1.01
  Loss on early extinguishment of debt                   (0.28)             -
                                                      --------       --------
  Net income per share                                $   0.92       $   1.01
                                                      ========       ========
Weighted average number of diluted
  common shares outstanding                             31.588         30.707


        The accompanying notes are an integral part of these statements.

                                 SPX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                         Three months ended
                                                              March 31,
                                                        2000           1999
                                                      --------       --------
Cash flows from operating activities:
Net income                                            $   29.0       $   30.9
Adjustments to reconcile net income to net
   cash from operating activities -
Special charges                                              -           14.6
Earnings of EGS, net of distributions                     (2.6)          (1.3)
Loss on early extinguishment of debt, net of tax           8.8              -
Gain on business divestitures                                -          (29.0)
Deferred income taxes                                      2.6           28.1
Depreciation                                              17.2           15.9
Amortization of goodwill and intangibles                   9.6           10.6
Employee benefits                                         (7.3)          (4.3)
Other, net                                                (3.6)           1.5
Change in operating assets and liabilities, net of
 effect from acquisitions and divestitures:

      Accounts receivable                                (13.2)         (12.1)
      Inventories                                        (18.6)         (11.8)
      Accounts payable                                    43.9           11.9
      Accrued expenses                                   (57.8)         (48.7)
      Other, net                                           9.7           17.0
                                                      --------       --------
Net cash from operating activities before
 taxes on sale of Best Power                              17.7           23.3
Taxes paid on the sale of Best Power                     (69.0)             -
                                                      --------       --------
                                                         (51.3)          23.3
Cash flows from (used in) investing activities:
 Business divestitures                                       -           64.2
 Business acquisitions                                   (81.3)             -
 Capital expenditures                                    (29.6)         (26.2)
 Other, net                                                  -            5.2
                                                      --------       --------
Net cash from (used in) investing activities            (110.9)          43.2

Cash flows from (used in) financing activities:

Net borrowings under revolving credit agreement           71.0           15.0
Borrowings under other debt agreements                   505.5              -
Payments under other debt agreements                    (432.5)        (106.9)
Treasury stock purchased                                 (36.8)             -
Common stock issued under stock incentive programs         8.8            5.4
Treasury stock issued to defined benefit plans               -           28.5
                                                      --------       --------
Net cash from (used in)financing activities              116.0          (58.0)
                                                      --------       --------
Net increase (decrease) in cash and equivalents          (46.2)           8.5
Cash and equivalents, beginning of period                 78.8           70.3
                                                      --------       --------
Cash and equivalents, beginning of period             $   32.6       $   78.8
                                                      ========       ========


        The accompanying notes are an integral part of these statements.

                                 SPX CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2000 (Unaudited)
                       (In millions,except per share data)

1.   BASIS OF PRESENTATION

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

     The financial information as of March 31, 2000 should be read in conjunction with the consolidated financial statements contained in the company's 1999 Annual Report on Form 10-K.

     The interim financial statements reflect adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. Adjustments are of a normal recurring nature.

2.   BUSINESS SEGMENT INFORMATION

     The company is comprised of four business segments. Technical Products and Systems primarily includes operations that design, manufacture and market data networking equipment, building life-safety systems, digital TV and radio transmission equipment and automated fare collection systems. Major customers are computer manufacturers and users, construction contractors, municipalities, and TV and radio broadcasters. Industrial Products and Services includes operations that design, manufacture and market power transformers, industrial valves, mixers, electric motors, laboratory freezers and ovens, hydraulic systems, industrial furnaces and coal feeders. Major customers include industrial chemical companies, pulp and paper manufacturers, laboratories and utilities. Service Solutions includes operations that design, manufacture and market a wide range of specialty service tools, equipment and services primarily to the motor vehicle industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors. Vehicle Components includes operations that design, manufacture and market transmission and steering components for light and heavy duty vehicle and small engine markets, principally in North America and Europe. Major customers are vehicle manufacturers and aftermarket private brand distributors.

     Intercompany sales among segments are not significant. Operating income by segment does not include general corporate expenses.

     Financial data for the company's business segments are as follows:

                                                          Three months
                                                         ended March 31,
                                                      2000            1999
                                                    --------        --------
          Revenues:
          Technical Products and Systems            $  135.9        $  189.2
          Industrial Products and Services             224.9           205.8
          Service Solutions                            168.9           149.6
          Vehicle Components                            98.1           102.3
                                                    --------        --------
                                                    $  627.8        $  646.9
                                                    ========        ========

          Operating income:(1)
          Technical Products and Systems            $   22.4        $   15.6
          Industrial Products and Systems               38.4            35.1
          Service Solutions                             13.5            13.2
          Vehicle Components                            11.3            14.3
          General Corporate                             (8.4)           (7.6)
                                                    --------        --------
                                                    $   77.2        $   70.6
                                                    ========        ========

(1) Does not include special charges of $14.6 in the quarter ended March 31, 1999.

3.   ACQUISITIONS & DIVESTITURES

     On March 31, 2000, the company completed the $64.0 acquisition of Fenner Fluid Power, a division of Fenner plc of Yorkshire, England. SPX's Power Team unit is a market leader in the manufacture and distribution of high force industrial tools and hydraulic power systems and components. The addition of Fenner Fluid Power's medium pressure hydraulic power system components provides new technology and additional presence in the international market. Fenner Fluid Power has facilities in Rockford, Illinois and Romford, England. As the closing occurred on the last day of the quarter, the allocation of the purchase price to the fair value of the assets and liabilities acquired has not been completed. The valuation of Fenner Fluid Power's assets and liabilities using APB 16 had not been completed by the end of the first quarter and the net assets acquired are presented as a single line item in the accompanying balance sheet. The acquisition will be accounted for using purchase accounting.

     In the first quarter of 2000, the company made six other acquisitions with an aggregate purchase price of $17.3. Each of these acquisitions was accounted for using purchase accounting.

     On March 29, 1999, the company completed the sale of its Dual-Lite business, which it received from EGS Electrical Group LLC ("EGS") on October 6, 1998 in a partial rescission of the original EGS venture formation in the third quarter of 1997. Additionally, the company completed the sale of a 50% interest in a Japanese joint venture during that quarter. The company received combined proceeds of $64.2 and recognized a pre-tax gain of $29.0 ($10.4 after-tax). The relatively high effective tax rate on this gain was due to the low tax basis of the operations divested.

4.   1999 SPECIAL CHARGES

     During the first quarter of 1999, the company committed to and announced that it would close a Vehicle Components manufacturing facility located in Ohio primarily to consolidate operations, as well as other restructuring actions. As a result of these actions, the company recorded charges of $6.3 for cash severance payments to approximately 120 hourly and 153 salaried employees which were concluded in 1999. The company also recorded facility holding costs of $0.7, non-cash asset writedowns of $7.3 and other cash costs of $0.3 (primarily stay bonuses and the relocation of employees and equipment.)

     The following table summarizes restructuring activity through March 31, 2000 regarding the restructuring actions as described in the 1999 annual report:

                         Employee    Facility                 Other
                       Termination   Holding     Property     Cash
                          Costs       Costs     Write-offs    Costs      Total
                          ------      ------      ------      ------     ------
     Balance at
       December 31, 1999  $  6.5     $  6.3       $    -      $    -     $ 12.8
     Special Charge            -          -            -           -          -

     Non-Cash asset
     write-offs                -          -            -           -          -

     Payments               (1.4)      (1.4)           -           -       (2.8)

     Balance at
      March 31, 2000      $  5.1      $  4.9      $    -      $    -     $ 10.0
                          ======      ======      ======      ======     ======

5.   EARNINGS PER SHARE

     The following table sets forth certain calculations used in the computation of diluted earnings per share:

                                                    Three months ended March 31,
                                                        2000          1999
                                                       ------        ------
        Numerator:
          Net Income                                   $ 29.0        $ 30.9
                                                       ------        ------
        Denominator (shares in millions):
        Weighted-average shares outstanding            30.920        30.475
          Effect of dilutive securities:
          Employee stock options                        0.668         0.232
                                                       ------        ------
        Adjusted weighted-average shares and
          assumed conversions                          31.588        30.707
                                                       ======        ======

6.   INVENTORY

     Inventory consists of the following:

                                                      March 31,    December 31,
                                                        2000           1999
                                                       -------        -------
     Finished goods                                    $ 137.3        $ 132.4
     Work in process                                      60.3           58.4
     Raw material and purchased parts                    109.6           96.2
                                                       -------        -------
     Total FIFO cost                                     307.2          287.0
     Excess of FIFO cost over LIFO inventory value       (13.0)         (13.0)
                                                       -------        -------
                                                       $ 294.2        $ 274.0
                                                       =======        =======

7.   INVESTMENT IN EGS

     The company owns a 44.5% interest in EGS and accounts for its investment in EGS under the equity method of accounting, on a three-month lag basis. EGS operates primarily in the United States, Canada and Mexico. EGS's results of operations were as follows:

                                                 Three months ended December 31,
                                                      1999           1998
                                                     -------        -------
     Net sales                                       $ 117.9        $ 116.6
     Gross margin                                       48.1           48.3
     Pre-tax income                                     19.0           18.0

     The company's equity in earnings of EGS was $9.3 for the quarters ended March 31, 2000 and 1999. The company's recorded investment in EGS at March 31, 2000 was approximately $96.3 less than its ownership of EGS's reported net assets at March 31, 2000. This difference is being accreted on a straight-line basis over an estimated economic life of 40 years.

     Condensed balance sheet information of EGS as of December 31, 1999 and September 30, 1999 was as follows:

                                                    December 31,   September 30,
                                                       1999           1999
                                                      -------        -------
     Current assets                                   $ 173.8        $ 170.7
     Noncurrent assets                                  323.9          328.2
     Current liabilities                                 65.8           67.7
     Noncurrent liabilities                              32.4           33.5

8.   DEBT

     On February 10, 2000, the company paid down its existing Tranche B debt of $412.5 and revolver of $50.0, recorded a loss on early extinguishment of debt of $15.0 pre-tax ($8.8 after tax, or $.28 per share), and replaced the existing credit facility with a new $1,487.5 credit facility. The new credit facility consists of a $562.5 Tranche A Loan ("Tranche A Loan") maturing on September 30, 2004, a $500.0 Tranche B Loan ("Tranche B Loan") maturing on December 31, 2006, and a $425.0 Revolving Credit Facility ("Revolving Facility") with a maturity date of September 30, 2004, collectively hereinafter referred to as the "Credit Facility."

     The Credit Facility bears interest at variable rates using a calculated base borrowing rate ("Base Rate") or a Eurodollar Rate, plus an applicable margin. The Tranche A Loan and the Revolving Facility have variable margins between .5% and 1.5% for Base Rate loans and 1.5% and 2.5% for Eurodollar Rate borrowings. The Tranche B Loan has variable margins between 1.25% and 1.5% for Base Rate loans and 2.25% and 2.5% for Eurodollar Rate borrowings. The Revolving Facility also is subject to annual commitment fees of 0.25% to 0.5% on the unused portion of the facility. The variable margins and commitment fees are based on certain financial measurements of the company as defined in the Credit Facility.

     Aggregate maturities of total debt are $78.8 in 2000, $111.3 in 2001, $161.3 in 2002, $155.0 in 2003, $253.5 in 2004 and $498.8 thereafter.

     The Credit Facility is secured by substantially all of the assets of the company (excluding EGS) and requires the company to maintain certain leverage and interest coverage ratios. Under the most restrictive of the financial covenants, the company is required to maintain (as defined) a maximum debt to earnings before interest, taxes, depreciation and amortization ratio and a minimum interest coverage ratio. Under the new Credit Facility, the operating covenants which limit, among other things, the incurrance of additional indebtedness by the company and its subsidiaries, the sale of assets, capital expenditures, mergers, acquisitions and dissolutions, and share repurchases are less restrictive than those of the old Credit Facility. At March 31, 2000 the company was in compliance with its financial covenants.

     The  company  has  effectively  fixed  the  underlying  Eurodollar  rate at
     approximately  4.8%  on  $800.0  of  indebtedness   through  interest  rate
     protection agreements expiring November 9, 2001.

     The company may also request the issuance of letters of credit not exceeding $150.0. Standby letters of credit issued under this facility, $30.7 at March 31, 2000, reduce the aggregate amount available under the Revolving Facility commitment.

9.   SHAREHOLDERS' EQUITY

     On February 10, 2000, the company announced that its Board of Directors authorized an increase in its share repurchase program for up to $250 effective immediately. In the first quarter of 2000, the company repurchased .465 shares at a cost of $36.8.

10.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income, net of related tax, were as follows:

                                                        Three months ended
                                                              March 31,
                                                        2000           1999
                                                       ------         ------
     Net income                                        $ 29.0         $ 30.9
     Foreign currency translation adjustments            (3.6)          (5.3)
                                                       ------         ------
     Comprehensive income                              $ 25.4         $ 25.6
                                                       ======         ======

     The components of the balance sheet caption Accumulated Other Comprehensive Income, net of related tax, were as follows:

                                                     March 31,      December 31,
                                                        2000           1999
                                                       ------         ------
     Foreign currency translation adjustments          $ 14.2         $ 10.6
     Minimum pension liability adjustment,
      net of tax of $1.5 in 2000 and 1999                 2.4            2.4
                                                       ------         ------
     Accumulated other comprehensive income            $ 16.6         $ 13.0
                                                       ======         ======


11.  RETIREMENT SAVINGS PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN

     In the first quarter of 1999, the company issued 0.439 shares of treasury stock at market value to its Retirement Savings Plan and Employee Stock Ownership Plan in exchange for $28.5 in cash. The proceeds were used to reduce outstanding debt obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (dollars in millions)

The following unaudited information should be read in conjunction with the company's unaudited consolidated financial statements and related notes.

Results of Operations
Consolidated:                                     Three months ended March 31,
                                                       2000           1999
                                                     -------        -------
Revenues                                             $ 627.8        $ 646.9
Gross margin                                           206.2          214.0
% of revenues                                           32.8%          33.1%
Selling, general and admin expense                     119.4          132.8
% of revenues                                           19.0%          20.6%
Goodwill/intangible amortization                         9.6           10.6
Special charges                                            -           14.6
                                                     -------        -------
Operating income                                        77.2           56.0
Other income, net                                       (0.1)          30.3
Equity in earnings of EGS                                9.3            9.3
Interest expense, net                                  (22.3)         (32.1)
                                                     -------        -------
Income before income taxes                              64.1           63.5
Provision for income taxes                             (26.3)         (32.6)
                                                     -------        -------
Income before loss on early extinguishment of debt      37.8           30.9
Loss on early extinguishment of debt, net of tax        (8.8)             -
                                                     -------        -------
Net income                                           $  29.0        $  30.9
                                                     =======        =======

Capital expenditures                                 $  29.6        $  26.2
Depreciation and amortization                           26.8           26.5



First Quarter 2000 vs. First Quarter 1999

REVENUES - 2000 revenues decreased $19.1, or 3.0%, from 1999 primarily due to the divestiture of Best Power, Dual-Lite and Acutex in 1999. Excluding these divestitures revenues increased $55.1 or 9.6% from 1999. The first quarter of 2000 includes internal revenue growth of 7.1%.

GROSS MARGIN - In 2000, gross margin decreased slightly to 32.8% of revenues compared to 33.1% in 1999. This decrease was primarily due to a change in product mix in the Service Solutions and Vehicle Components segments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("SG&A") - SG&A in 2000 decreased to 19.0% of revenues compared to 20.6% in 1999. This decrease is primarily a result of restructuring actions initiated in 1998 and 1999.

GOODWILL/INTANGIBLE AMORTIZATION - In 2000, amortization decreased primarily due to the disposition of Best Power in the fourth quarter of 1999.

SPECIAL CHARGES - During the first quarter of 1999, the company committed to and announced that it would close a Vehicle Components manufacturing facility located in Ohio primarily to consolidate operations, as well as other restructuring actions. As a result of these actions, the company recorded charges of $6.3 for cash severance payments to approximately 120 hourly and 153 salaried employees which were concluded in 1999. The company also recorded facility holding costs of $0.7, non-cash asset writedowns of $7.3 and other cash costs of $0.3 (primarily stay bonuses and the relocation of employees and equipment.)

OTHER INCOME NET - In 1999, other income included the $29.0 pre-tax gain on the sale of Dual-Lite and the company's 50% investment in a Japanese joint venture.

INTEREST EXPENSE, NET - Interest expense decreased significantly in 2000 primarily due to operating cash flow improvements resulting from restructuring actions and the proceeds from 1999 business divestitures, which were used to pay down debt.

INCOME TAXES - The first quarter effective income tax rate was 41.0% which represents the company's anticipated effective tax rate for 2000. The 1999 effective tax rate of 51.3% was relatively high due to the low tax basis of operations divested during the quarter.

CAPITAL EXPENDITURES - Capital expenditures in 2000 were higher than 1999 primarily due to expenditures for expansion of a manufacturing facility in the Vehicle Components segment and expenditures for new business information systems.


Segment Review

                                                   Three months ended March 31,
                                                       2000          1999
                                                     -------        -------
Revenues:
  Technical Products and Systems                     $ 135.9        $ 189.2
  Industrial Products and Services                     224.9          205.8
  Service Solutions                                    168.9          149.6
  Vehicle Components                                    98.1          102.3
                                                     -------        -------
Total                                                $ 627.8        $ 646.9
                                                     =======        =======

Operating Income: (1)
  Technical Products and Systems                     $  22.4        $  15.6
  Industrial Products and Services                      38.4           35.1
  Service Solutions                                     13.5           13.2
  Vehicle Components                                    11.3           14.3
  General Corporate Expenses                            (8.4)          (7.6)
                                                     -------        -------
  TOTAL                                              $  77.2        $  70.6
                                                     =======        =======

     (1)  Does not include special charges of $14.6 in 1999.

Technical Products and Systems

REVENUES - In 2000, revenues decreased $53.3 from 1999 primarily due to the disposition of Best Power and Dual-Lite. Excluding the divestiture of Best Power and Dual-Lite, revenues increased $8.8 or 6.9% due to increased demand for fire detection and building life-safety products, TV and radio transmission equipment and sales of new generation automated transit fare collection systems.

OPERATING INCOME - IN 2000, operating income increased to 16.5% of revenues from 8.2% in 1999 due to restructuring actions initiated in late 1998.

Industrial Products and Services

REVENUES - In 2000, revenues increased $19.1, or 9.3% from 1999 primarily due to the acquisition of North American Transformer in September 1999, and to the increase in sales of medium and large power transformers. The first quarter of 2000 includes internal revenue growth of 2.2%.

OPERATING MARGINS - Operating income increased $3.3 or 9.4% from 1999 due to increased sales. Operating income was 17.1% of revenues in 2000 and 1999.

Service Solutions

REVENUES - IN 2000, revenues increased $19.3, or 12.9% from 1999 primarily due to sales of new electronic diagnostic systems and warranty tools and continued growth in the Dealer Equipment and Services programs.

OPERATING MARGINS - Operating margins in 2000 declined to 8.0% of revenues compared to 8.8% in 1999. This decrease was primarily the result of a change in product mix, product development costs and incremental costs associated with system implementations.

Vehicle Components

REVENUES - In 2000, revenues were down 4.1% from 1999 primarily due to the disposition of Acutex in the third quarter of 1999. Excluding the divestiture of Acutex, revenues increased $7.9 or 8.8% compared to 1999.

OPERATING MARGINS - In 2000, operating margins decreased to 11.6% of revenues from 14.0% of revenues in 1999 due to changes in product mix and costs associated with expansion of a manufacturing facility.

Liquidity and Financial Condition

The company's liquidity needs arise primarily from capital investment in equipment, funding working capital requirements to support business growth initiatives, debt service costs, bonus payments in 2000 resulting from strong results in 1999, and acquisitions. Management believes that cash flow from operations and the company's credit arrangements will be sufficient to supply funds needed in 2000.

Cash Flow
                                                   Three months ended March 31,
                                                       2000          1999
                                                     -------        -------
     Cash flow from:
       Operating activities                          $  17.7        $  23.3
       Tax on sale of Best Power                       (69.0)             -
       Investing activities                           (110.9)          43.2
       Financing activities                            116.0          (58.0)
                                                     -------        -------
         Net change in cash balances                 $ (46.2)       $   8.5
                                                     =======        =======

OPERATING ACTIVITIES - In 2000, cash flow from operating activities declined primarily as a result of a decrease in accrued expenses due to EVA bonuses paid in the first quarter.

TAX ON SALE OF BEST POWER - In the fourth quarter of 1999 the company sold Best Power to Invensys for $240.0 The $69.0 reduction in cash flow represents the taxes associated with the sale. The large tax expense from this sale was primarily caused by $132.2 of non-deductible goodwill from the General Signal acquisition of Best Power in 1995.

INVESTING ACTIVITIES - In 2000, business acquisitions included the $64.0 acquisition of Fenner Fluid Power of Fenner plc. Capital expenditures in 2000 primarily represent expenditures for expansion of a manufacturing facility in the Vehicle Components segment and for new business information systems.

FINANCING ACTIVITIES - In 2000, cash flow from financing activities consisted primarily of net borrowings of $144.0 and share purchases of $36.8.

Total Debt

The  following   summarizes  the  total  debt   outstanding  and  unused  credit
availability, as of March 31, 2000:

                                     Total         Amount       Unused Credit
                                   Commitment    Outstanding    Availability
                                   ---------      ---------      ---------
  Revolving loan                   $   425.0      $   136.0      $   258.3 (1)
  Tranche A loan                       550.0          550.0              -
  Tranche B loan                       498.8          498.8              -
  Medium term notes                     50.0           50.0              -
  Industrial revenue bonds              16.1           16.1              -
  Other borrowings                       7.8            7.8              -
                                   ---------      ---------      ---------
    Total                          $ 1,547.7      $ 1,258.7      $   258.3
                                   =========      =========      =========

(1) Decreased by $30.7 of facility letters of credit outstanding at March 31, 2000, which reduce the unused credit availability.

The Credit Facility is secured by substantially all of the assets of the company (excluding EGS) and requires the company to maintain certain leverage and interest coverage ratios. Under the most restrictive of the financial covenants, the company is required to maintain (as defined) a maximum debt to earnings before interest, income taxes, depreciation and amortization ratio and a minimum interest coverage ratio. Under the new Credit Facility, the operating covenants which limit among other things the incurrance of additional indebtedness by the company and its subsidiaries, the sale of assets, capital expenditures, mergers, acquisitions and dissolutions, and share repurchases are less restrictive than those of the old Credit Facility. At March 31, 2000, the company was in compliance with its financial covenants. (Refer to Note 8)

Management  believes that cash flow from operations and the Credit Facility will
be  sufficient  to  meet  operating  cash  needs,   including   working  capital
requirements, capital expenditures and debt service costs in 2000.

The company believes it has sufficient access to capital markets for internal growth and acquisition activity.

Inrange Technologies-Ancor Communications Technology License Agreement

In April 2000, Inrange Technologies Corporation ("Inrange"), a subsidiary of the company, announced initial shipments of its 64-port Fibre Channel Director, the IN-VSN FC/9000.

As background, on September 24, 1998, Inrange entered into a technology license agreement with Ancor Communications, Inc. ("Ancor"). Under the agreement, Inrange has licensed from Ancor the right to use certain ASICs and Software in fibre channel connectivity products for the high end data center networking and data center storage area network markets for IBM and IBM-compatible environments. Also, as part of the agreement, Ancor has agreed not to sell or license its ASICs or Software to any third party for use in the above-described Inrange market nor to sell products in configurations that compete directly with Inrange's products in that market. Additionally, Inrange has entered into a reseller agreement with Ancor under which Ancor will purchase 64- and 128-port systems from Inrange and resell them to Ancor's OEM customers. Inrange has also signed an OEM agreement with Ancor under which Ancor will provide Inrange its GigWorks MKII family of switches, in both 8- and 16-port configurations, to integrate into Inrange's products.

Other Matters

ACQUISITIONS AND DIVESTITURES - The company continually reviews each of its businesses pursuant to its "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, management has indicated that it would consider a larger acquisition (more than $1 billion in revenues) if certain criteria were met.

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

PENDING PATENT LITIGATION - The company believes that it should ultimately prevail on the pending patent infringement claims that it is pursuing which could result in significant judgements favorable to the company. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded. See Note 16 to the consolidated financial statements included in the company's 1999 Annual Report on Form 10-K for further discussion.

PENSION INCOME - The company's pension plans have plan assets significantly in excess of plan obligations. This overfunded position results in pension income as the increase in market value of the plans' assets exceeds costs associated with annual employee service. There can be no assurance that future periods will include significant amounts of net pension income.

SIGNIFICANCE OF GOODWILL AND INTANGIBLES - The company had net goodwill and intangibles of $1,106.4 and shareholders' equity of $549.7 at March 31, 2000. The company amortizes its goodwill and intangible assets on a straight-line basis over lives ranging from 10 to 40 years. There can be no assurance that circumstances will not change in the future that will affect the useful lives or carrying value of the company's goodwill and intangibles.

EVA INCENTIVE COMPENSATION - The company utilizes a measure known as Economic Value Added ("EVA(R)") for its incentive compensation plans. EVA is internally computed by the company based on Net Operating Profit After Tax less a charge on the capital invested in the company. These computations use certain assumptions that vary from generally accepted accounting principles ("GAAP"). EVA is not a measure under GAAP and is not intended to be used as an alternative to net income and measuring operating performance presented in accordance with GAAP. The company believes that EVA, as internally computed, does represent a strong correlation to the ultimate returns of the company's shareholders. Annual incentive compensation expense is dependent upon the annual change in EVA, relative to preestablished improvement targets, and the expense can vary significantly.

ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, will become effective January 2001, and establishes accounting and reporting standards for derivative instruments and hedging contracts. It also requires all derivatives to be recognized as either assets or liabilities in the balance sheet at fair value and changes in fair value to be recognized in income. Management is currently analyzing the impact of this statement, but does not anticipate that the effect on the company's results of operations and financial position will be material.

                              --------------------
The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These forward looking statements, which reflect management's current views with respect to future events and financial performance, are subject to certain risks and uncertainties, including but not limited to those matters discussed above. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. Reference is made to the company's 1999 Annual Report on Form 10-K for additional cautionary statements and discussion of certain important factors as they relate to forward looking statements. In addition, management's estimates of future operating results are based on the current complement of businesses, which is constantly subject to change as management implements its fix, sell or grow strategy.

ITEM 3. Quantitative and Qualitative Disclosers about Market Risk

Management does not believe the company's exposure to market risk has significantly changed since year-end 1999 and does not believe that such risks will result in significant adverse impacts to the company's results of operations.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

          None.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (2)  None.

          (3)  None.

          (4) Credit Agreement between SPX Corporation and Chase Manhattan Bank, as agent for the banks named therein, dated as of February 10, 2000.

          (10) None.

          (11) Statement regarding computation of earnings per share. See Note 5 to the Consolidated Financial Statements.

          (15) None.

          (18) None.

          (19) None.

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

                                                       SPX CORPORATION
                                                        (Registrant)


Date:  April 28, 2000                         By  /s/ John B. Blystone
                                                 -----------------------------
                                                      John B. Blystone
                                                      Chairman, President and
                                                      Chief Executive Officer

Date:  April 28, 2000                         By  /s/ Patrick J. O'Leary
                                                 -----------------------------
                                                      Patrick J. O'Leary
                                                      Vice President, Finance,
                                                      Treasurer and Chief
                                                      Financial Officer

Date:  April 28, 2000                         By  /s/ James C. Benjamin
                                                 -----------------------------
                                                      Corporate Controller and
                                                      Chief Accounting Officer