Form 10-Q
period 2000-06-30
SPX CORP
filed 2000-08-15
CIK 88205

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                                   Yes   X            No

              Common shares outstanding August 8, 2000- 31,637,620

  PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements

                                 SPX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

                                                   June 30,        December 31,
                                                     2000             1999
                                                   ---------        ---------
                                                          (Unaudited)
ASSETS
 Current assets:
 Cash and equivalents                              $    30.0        $    78.8
 Accounts receivable                                   509.5            473.7
 Inventories                                           298.5            274.0
 Prepaid and other current assets                       58.8             39.2
 Deferred income tax assets and refunds                115.4            110.8
                                                   ---------        ---------
     Total current assets                            1,012.2            976.5
 Property, plant and equipment                         853.5            799.8
 Accumulated depreciation                             (388.1)          (355.1)
                                                   ---------        ---------
     Net property, plant and equipment                 465.4            444.7
 Goodwill and intangible assets, net                 1,148.9          1,103.6
 Investment in EGS                                      83.2             82.6
 Other assets                                          261.6            238.6
                                                   ---------        ---------
    Total assets                                   $ 2,971.3        $ 2,846.0
                                                   =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Short-term borrowings and current
  maturities of long-term debt                     $   117.9        $    97.7
 Accounts payable                                      266.3            238.3
 Accrued expenses                                      341.1            343.5
 Income taxes payable                                   27.4             75.4
                                                   ---------        ---------
    Total current liabilities                          752.7            754.9
Long-term debt, less current maturities              1,090.3          1,017.0
 Deferred income taxes                                 329.4            322.4
 Other long-term liabilities                           195.6            199.4
                                                   ---------        ---------
    Total long-term liabilities                      1,615.3          1,538.8
 Shareholders' equity:
 Common stock                                          356.9            354.9
 Paid-in capital                                       499.4            489.7
 Retained earnings (deficit)                            65.8            (11.7)
 Unearned compensation                                 (13.4)           (19.1)
 Accumulated other comprehensive income                (16.4)           (13.0)
 Common stock in treasury                             (289.0)          (248.5)
                                                   ---------        ---------
    Total shareholders' equity                         603.3            552.3
                                                   ---------        ---------
    Total liabilities and shareholders' equity     $ 2,971.3        $ 2,846.0
                                                   =========        =========

        The accompanying notes are an integral part of these statements.

                                 SPX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    ($ in millions, except per share amounts)

                                                         Three months ended        Six months ended
                                                              June 30,                 June 30,
                                                         --------------------    --------------------
                                                           2000        1999        2000        1999
                                                         --------    --------    --------    --------

Revenues                                                 $  695.1    $  671.4    $1,322.9    $1,318.3

Costs and expenses:
 Cost of products sold                                      461.8       446.5       883.4       879.4
 Selling, general and administrative                        129.0       125.3       248.4       258.1
 Goodwill/intangible amortization                             9.5        10.4        19.1        21.0
 Special charges                                             21.7         5.5        21.7        20.1
                                                         --------    --------    --------    --------
    Operating income                                         73.1        83.7       150.3       139.7
Other income, net                                            23.6         8.0        23.5        38.3
Equity in earnings of EGS                                     9.6         8.3        18.9        17.6
Interest expense, net                                       (24.1)      (30.0)      (46.4)      (62.1)
                                                         --------    --------    --------    --------
    Income before income taxes                               82.2        70.0       146.3       133.5
Provision for income taxes                                  (33.7)      (28.4)      (60.0)      (61.0)
                                                         --------    --------    --------    --------
Income before loss on early extinguishment of debt           48.5        41.6        86.3        72.5
Loss on early extinguishment of debt, net of tax              -           -          (8.8)        -
                                                         --------    --------    --------    --------
Net income                                               $   48.5    $   41.6    $   77.5    $   72.5
                                                         ========    ========    ========    ========
Basic income per share of common stock
     Income before loss on early extinguishment of debt  $   1.57    $   1.35    $   2.79    $   2.37
     Loss on early extinguishment of debt                     -           -         (0.28)        -
                                                         --------    --------    --------    --------
     Net income per share                                $   1.57    $   1.35    $   2.51    $   2.37
                                                         ========    ========    ========    ========
 Weighted average number of basic
   common shares outstanding                               30.896      30.702      30.908      30.588

Diluted income per share of common stock
     Income before loss on early extinguishment of debt  $   1.53    $   1.34    $   2.73    $   2.35
     Loss on early extinguishment of debt                     -           -         (0.28)        -
                                                         --------    --------    --------    --------
     Net income per share                                $   1.53    $   1.34    $   2.45    $   2.35
                                                         ========    ========    ========    ========
 Weighted average number of diluted
   common shares outstanding                               31.690      31.083      31.639      30.895



        The accompanying notes are an integral part of these statements.

                                 SPX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                          Six months ended
                                                              June 30,
                                                        ---------------------
                                                          2000         1999
                                                        --------     --------
Cash flows from operating activities:
Net income                                              $   77.5     $   72.5
Adjustments to reconcile net income to net
   cash from operating activities -
 Special charges                                            21.7         20.1
 Earnings of EGS, net of distributions                      (0.6)         0.2
 Loss on early extinguishment of debt, net of tax            8.8           -
 Gain on business divestitures                                -         (29.0)
 Deferred income taxes                                       2.5         18.8
 Depreciation                                               34.2         31.2
 Amortization of goodwill and intangibles                   21.8         21.0
 Employee benefits                                         (14.2)        (7.8)
 Other, net                                                 (3.4)         8.1
Change in operating assets and liabilities,
  net of effect from acquisitions and divestitures:

      Accounts receivable                                  (21.9)       (16.8)
      Inventories                                          (14.8)       (13.1)
      Accounts payable                                      20.1         14.7
      Accrued expenses                                     (24.1)       (53.1)
      Other, net                                            (7.2)        18.4
                                                        --------     --------
Net cash from operating activities
 before taxes on sale of Best Power                        100.4         85.2
Taxes paid on the sale of Best Power                       (69.0)          -
                                                        --------     --------
                                                            31.4         85.2
Cash flows from (used in) investing activities:
 Business divestitures                                        -          64.2
 Business acquisitions and investments                     (90.6)          -
 Capital expenditures                                      (60.0)       (54.1)
 Other, net                                                   -           6.6
                                                        --------     --------
Net cash from (used in) investing activities              (150.6)        16.7

Cash flows from (used in) financing activities:
 Net borrowings (payments) under
  revolving credit agreement                                35.0        (10.0)
 Borrowings under other debt agreements                    503.7           -
 Payments under other debt agreements                     (445.2)      (145.1)
 Treasury stock purchased                                  (37.7)          -
 Common stock issued under stock incentive programs         14.6          3.7
 Treasury stock issued to defined benefit plans               -          28.5
                                                        --------     --------
Net cash from (used in) financing activities                70.4       (122.9)
                                                        --------     --------
Net (decrease) in cash and equivalents                     (48.8)       (21.0)
Cash and equivalents, beginning of period                   78.8         70.3
                                                        --------     --------
Cash and equivalents, end of period                     $   30.0     $   49.3
                                                        ========     ========


        The accompanying notes are an integral part of these statements.

                                 SPX CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2000 (Unaudited)
                     ($ in millions, except per share data)

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

     The financial information as of June 30, 2000 should be read in conjunction with the consolidated financial statements contained in the company's 1999 Annual Report on Form 10-K.

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

     Financial data for the company's business segments are as follows:

                                         Three months          Six months
                                        ended June 30,        ended June 30,
                                      -------------------   -------------------
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
     Revenues:
     Technical Products and Systems   $  149.8   $  188.5   $  285.7   $  377.7
     Industrial Products and Services    247.8      207.3      472.7      413.1
     Service  Solutions                  170.3      368.6      199.7      319.9
     Vehicle  Components                  97.8      105.3      195.9      207.6
                                      --------   --------   --------   --------
                                      $  695.1   $  671.4   $1,322.9   $1,318.3
                                      ========   ========   ========   ========

     Operating income:(1)
     Technical Products and Systems   $   25.6   $   32.2   $   48.1   $   47.8
     Industrial Products and Services     42.6       35.2       81.0       70.3
     Service Solutions                    24.3       15.0       37.9       28.2
     Vehicle Components                   11.8       14.9       23.1       29.2
     General Corporate                    (9.5)      (8.1)     (18.1)     (15.7)
                                      --------   --------   --------   --------
                                      $   94.8   $   89.2   $  172.0   $  159.8
                                      ========   ========   ========   ========

     (1) Operating Income for the three months ended June 30, 2000 and 1999 does not include special charges of $21.7 and $5.5, respectively. Operating income for the six months ended June 30, 2000 and 1999 does not include special charges of $21.7 and $20.1, respectively.

3.   ACQUISITIONS & DIVESTITURES

     On March 31, 2000, the company completed the acquisition of Fenner Fluid Power, a division of Fenner plc of Yorkshire, England for a cash purchase price of $64.0. The company's high pressure hydraulics business is a market leader in the manufacture and distribution of high force industrial tools and hydraulic power systems and components. The addition of Fenner Fluid Power's medium pressure hydraulic power system components provides new technology and additional presence in the international market. Fenner Fluid Power has facilities in Rockford, Illinois and Romford, England. This acquisition was accounted for using purchase accounting and, accordingly, the purchase price was allocated on a preliminary basis to the related assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation will be finalized prior to the one-year anniversary of the acquisition and adjustments are not expected to be material.

     In the first six months of 2000, the company made several other acquisitions with an aggregate purchase price of $26.6. Each of the acquisitions for the six months ended June 30, 2000 was accounted for using purchase accounting. All of these acquisitions are not material individually or in the aggregate.

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

4.   SPECIAL CHARGES

     In the second quarter of 2000, management concluded that the investment in certain software licenses was impaired and accordingly recorded an $8.2 write-down. The company also recorded a $9.3 write-off of goodwill. The write-off was required because the estimated fair value as measured by discounted cash flow was less than the carrying value of the business.

     Additionally, during the second quarter of 2000, the company announced that it would close two Industrial Products manufacturing facilities located in Virginia and Pennsylvania primarily to consolidate operations. As a result of these actions, the company recorded special charges of $4.2 including $1.3 for cash severance payments to 62 hourly and 14 salaried employees, $2.6 for cash facility holding costs and $0.3 of asset write-downs.

     During the first six months of 1999, the company announced that it would close an Industrial Products manufacturing facility located in Ireland and a Vehicle Components manufacturing facility located in Ohio primarily to consolidate operations. As a result of these actions, the company recorded charges of $8.5 for cash severance payments to 133 hourly and 244 salaried employees. The company also recorded cash facility holding costs of $3.3, and related asset write-downs of $8.3. These facilities were closed in 1999.

     At June 30, 2000, a total of $10.8 of restructuring liabilities remained on the Consolidated Balance Sheet. During the first six months of 2000, the company made payments of $5.9 primarily related to restructuring actions initiated in the third and fourth quarter of 1999 as discussed in the 1999 10K. The company anticipates that the remaining liability related to restructuring actions initiated in the fourth quarter of 1999 will be paid be before the end of the year.

     The following table summarizes restructuring activity through June 30, 2000:

                            Employee   Facility               Other
                          Termination  Holding   Property     Cash
                             Costs      Costs   Write-downs   Costs     Total
                           --------   --------   --------   --------   --------
     Balance at
      December 31, 1999    $    6.5   $    6.3   $     -    $     -    $   12.8
     Special Charge             1.3        2.6        0.3         -         4.2
     Non-Cash asset
       write-downs               -          -        (0.3)        -        (0.3)
     Payments                  (2.7)      (3.2)        -          -        (5.9)
                           --------   --------   --------   --------   --------
     Balance at
      June 30, 2000        $    5.1   $    5.7   $     -    $     -    $   10.8
                           ========   ========   ========   ========   ========

5.   OTHER INCOME

     On May 17, 2000 General Signal Power Systems, Inc., ("Best Power"), settled its patent infringement suit against American Power Conversion Corporation ("APC"). The company received gross proceeds of $48.0 and recognized a pre-tax gain of $23.2, net of legal costs and other related expenses ($13.7 after-tax). The company sold its Best Power business to Invensys, plc. in the fourth quarter of 1999, but retained its ownership of the rights under the patent litigation. Invensys, plc. obtained the ownership of the patents that were the object of the litigation.

6.   EARNINGS PER SHARE

     The following table sets forth certain calculations used in the computation of diluted earnings per share:

                                                Three months ended June 30,
                                                    2000          1999
                                                  --------      --------
     Numerator:
       Net Income                                 $   48.5      $   41.6
                                                  --------      --------
     Denominator (shares in millions):
       Weighted-average shares outstanding          30.896        30.702
       Effect of dilutive securities:
         Employee stock options                      0.794         0.381
                                                  --------      --------
     Adjusted weighted-average shares and
       assumed conversions                          31.690        31.083
                                                  ========      ========

                                                 Six months ended June 30,
                                                    2000          1999
                                                  --------      --------
     Numerator:
       Net Income                                 $   77.5      $   72.5
                                                  --------      --------
     Denominator (shares in millions):
       Weighted-average shares outstanding          30.908        30.588
       Effect of dilutive securities:
         Employee stock options                      0.731         0.307
                                                  --------      --------
     Adjusted weighted-average shares and
       assumed conversions                          31.639        30.895
                                                  ========      ========



7.   INVENTORY

     Inventory consists of the following:
                                                    June 30,     December 31,
                                                      2000          1999
                                                    --------      --------
     Finished goods                                 $  140.1      $  132.4
     Work in process                                    65.3          58.4
     Raw material and purchased parts                  106.0          96.2
                                                    --------      --------
     Total FIFO cost                                   311.4         287.0
     Excess of FIFO cost over LIFO inventory value     (12.9)        (13.0)
                                                    --------      --------
                                                    $  298.5      $  274.0
                                                    ========      ========

8.   INVESTMENT IN EGS

     The company owns a 44.5% interest in EGS and accounts for its investment in EGS under the equity method of accounting, on a three-month lag basis. EGS operates primarily in the United States, Canada and Mexico. EGS's results of operations were as follows:

                    Three months ended March 31,     Six months ended March 31,
                        2000          1999                 2000        1999
                      --------      --------           --------      --------
     Net sales        $  121.1      $  112.8           $  239.0      $  229.4
     Gross margin         48.9          45.5               97.0          93.8
     Pre-tax income       19.7          16.5               38.7          35.7

     Condensed balance sheet information of EGS as of March 31, 2000 and September 30, 1999 was as follows:

                                              March 31,     September 30,
                                                2000            1999
                                             (unaudited)
                                              --------        --------
     Current assets                           $  171.3        $  170.7
     Noncurrent assets                           320.3           328.2
     Current liabilities                          58.0            67.7
     Noncurrent liabilities                       31.9            33.5


     The company's recorded investment in EGS at June 30, 2000 was approximately $95.6 less than its ownership of EGS's reported net assets at June 30, 2000. This difference is being accreted on a straight-line basis over 40 years.

9.   DEBT

     On February 10, 2000, the company paid down its existing Tranche B debt of $412.5 and revolver of $50.0, recorded a loss on early extinguishment of debt of $15.0 pre-tax ($8.8 after-tax, or $0.28 per share), and replaced the existing credit facility with a new $1,487.5 credit facility. The new credit facility consists of a $562.5 Tranche A Loan ("Tranche A Loan") maturing on September 30, 2004, a $500.0 Tranche B Loan ("Tranche B Loan") maturing on December 31, 2006, and a $425.0 Revolving Credit Facility ("Revolving Facility") with a maturity date of September 30, 2004, collectively hereinafter referred to as the "Credit Facility."

     The Credit Facility bears interest at variable rates using a calculated base borrowing rate ("Base Rate") or a Eurodollar Rate, plus an applicable margin. The Tranche A Loan and the Revolving Facility have variable margins between 0.5% and 1.5% for Base Rate loans and 1.5% and 2.5% for Eurodollar Rate borrowings. The Tranche B Loan has variable margins between 1.25% and 1.5% for Base Rate loans and 2.25% and 2.5% for Eurodollar Rate borrowings. The Revolving Facility also is subject to annual commitment fees of 0.25% to 0.5% on the unused portion of the facility. The variable margins and commitment fees are based on certain financial measurements of the company as defined in the Credit Facility.

     The Credit Facility is secured by substantially all of the assets of the company (excluding EGS) and requires the company to maintain certain leverage and interest coverage ratios. Under the most restrictive of the financial covenants, the company is required to maintain (as defined) a maximum debt to earnings before interest, taxes, depreciation and amortization ratio and a minimum interest coverage ratio. Under the new Credit Facility, the operating covenants which limit, among other things, additional indebtedness by the company and its subsidiaries, the sale of assets, capital expenditures, mergers, acquisitions and dissolutions, and share repurchases are less restrictive than those of the old credit facility. At June 30, 2000 the company was in compliance with its financial covenants.

     The  company  has  effectively  fixed  the  underlying  Eurodollar  rate at
     approximately  4.8%  on  $800.0  of  indebtedness   through  interest  rate
     protection agreements expiring November 9, 2001.

     The company may also request the issuance of letters of credit not exceeding $150.0. Standby letters of credit issued under this facility of $30.7 reduce the aggregate amount available under the Revolving Facility commitment.

10.  SHAREHOLDERS' EQUITY

     On February 10, 2000, the company announced that its Board of Directors authorized an increase in its share repurchase program for up to $250.0. In the first six months of 2000, the company purchased 0.475 shares at a cost of $37.7.

11.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income, net of related tax, were as follows:

                                            Three months ended  Six months ended
                                                  June 30,          June 30,
                                              ---------------   ---------------
                                               2000     1999     2000     1999
                                              ------   ------   ------   ------
     Net income                               $ 48.5   $ 41.6   $ 77.5   $ 72.5
     Foreign currency translation adjustments    0.2     (1.5)    (3.4)    (6.8)
                                              ------   ------   ------   ------
     Comprehensive income                     $ 48.7   $ 40.1   $ 74.1   $ 65.7
                                              ======   ======   ======   ======

     The components of the balance sheet caption Accumulated Other Comprehensive Income, net of related tax, were as follows:

                                                       June 30,   December 31,
                                                         2000        1999
                                                       --------    --------
     Foreign currency translation adjustments          $   14.0    $   10.6
     Minimum pension liability adjustment,
      net of tax of $1.5 in 2000 and 1999                   2.4         2.4
                                                       --------    --------
     Accumulated other comprehensive income            $   16.4    $   13.0
                                                       ========    ========

12.  RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN

     In the first quarter of 1999, the company issued 0.439 shares of treasury stock at market value to its Retirement Savings and Stock Ownership Plan in exchange for $28.5 in cash. The proceeds were used to reduce outstanding debt obligations.

Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition (dollars in millions)

The following unaudited information should be read in conjunction with the company's unaudited consolidated financial statements and related notes.

Results of Operations
Consolidated:
                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                   --------------------    --------------------
                                     2000        1999        2000        1999
                                   --------    --------    --------    --------

Revenues                           $  695.1    $  671.4    $1,322.9    $1,318.3
Gross margin                          233.3       224.9       439.5       438.9
% of revenues                          33.6%      33.5%        33.2%       33.3%
Selling, general and admin expense    129.0       125.3       248.4       258.1
% of revenues                          18.6%       18.7%       18.8%       19.6%
Goodwill/intangible amortization        9.5        10.4        19.1        21.0
Special charges                        21.7         5.5        21.7        20.1
                                   --------    --------    --------    --------
Operating income (1)                   73.1        83.7       150.3       139.7
Other income, net                      23.6         8.0        23.5        38.3
Equity in earnings of EGS               9.6         8.3        18.9        17.6
Interest expense, net                 (24.1)      (30.0)      (46.4)      (62.1)
                                   --------    --------    --------    --------
Income before income taxes         $   82.2    $   70.0    $  146.3    $  133.5
Provision for income taxes            (33.7)      (28.4)      (60.0)      (61.0)
                                   --------    --------    --------    --------
Income before loss
 on early extinguishment of debt   $   48.5    $   41.6    $   86.3    $   72.5
Loss on early extinguishment of
 debt, net of tax                        -           -         (8.8)         -
                                   --------    --------    --------    --------
Net Income                         $   48.5    $   41.6    $   77.5    $   72.5
                                   ========    ========    ========    ========

Capital expenditures               $   30.4    $   27.9    $   60.0    $   54.1
Depreciation and amortization          25.2        25.7        52.0        52.2


Second Quarter 2000 vs. Second Quarter 1999

Revenues - In the second quarter of 2000, revenues increased $23.7 or 3.5% from 1999. Excluding the effect of acquisitions and divestitures, revenues increased $54.0 or 8.9% from 1999 due to growth in all four business segments.

Gross margin - In the second quarter of 2000, gross margin increased slightly to 33.6% of revenues from 33.5% of revenues in 1999. The increase is a result of restructuring actions initiated in 1999.

Selling, general and administrative expense ("SG&A") - In the second quarter of 2000, SG&A decreased to 18.6% of revenues from 18.7% of revenues in 1999. This decrease is primarily a result of restructuring actions initiated in 1998 and 1999.

Goodwill/intangible amortization - In the second quarter of 2000, amortization decreased primarily due to the disposition of Best Power in the fourth quarter of 1999.

Special charges - In the second quarter of 2000, management concluded that the investment in certain software licenses was impaired and accordingly recorded an $8.2 write-down. The company also recorded a $9.3 write-off of goodwill. The write-off was required because the estimated fair value as measured by discounted cash flow was less than the carrying value of the business.

Additionally, during the second quarter of 2000, the company announced that it would close two Industrial Products manufacturing facilities located in Virginia and Pennsylvania primarily to consolidate operations, As a result of these actions, the company recorded special charges of $4.2 including $1.3 for cash severance payments to 62 hourly and 14 salaried employees, $2.6 for cash facility holding costs and $0.3 of asset write-downs.

During the second quarter of 1999, the company announced that it would close an Industrial Products and Services manufacturing facility located in Ireland primarily to consolidate operations, as well as other restructuring actions. As a result of these actions, the company recorded charges of $2.2 for cash severance payments to 13 hourly and 91 salaried employees. The company also recorded cash facility holding costs of $3.3. These facilities were closed in 1999.

Other income,net - On May 17, 2000 General Signal Power Systems, Inc., ("Best Power"), settled its patent infringement suit against American Power Conversion Corporation ("APC"). The company received gross proceeds of $48.0 and recognized a pre-tax gain of $23.2, net of legal costs and other related expenses ($13.7 after-tax). The company sold its Best Power business to Invensys, plc. in the fourth quarter of 1999, but retained its ownership of the rights under the patent litigation. Invensys, plc. obtained the ownership of the patents that were the object of the litigation.

In the second quarter of 1999, the company recorded a $7.6 gain on the sale of marketable securities obtained in connection with a technology acquisition.

Interest expense, net - Interest expense decreased significantly in 2000 primarily due to operating cash flow improvements resulting from restructuring actions, legal settlements, and the proceeds from 1999 business divestitures which were used to pay down debt.

Income taxes - The effective rate for the second quarter of 2000 was 41.0% which represents the company's anticipated effective tax rate for 2000.

Capital expenditures - Capital expenditures in the second quarter of 2000 were higher than the second quarter of 1999 primarily due to expenditures for expansion of manufacturing facilities in the Vehicle Components segment and for new business information systems.

Six Months 2000 vs. Six Months 1999

Revenues -In the first six months of 2000, revenues increased $4.6 or 0.3% from 1999. Excluding the effect of acquisitions and divestitures revenues increased $94.3 or 8.0% from 1999 due to growth in all four business segments.

Gross margin - In the first six months of 2000, gross margin decreased slightly to 33.2% of revenues from to 33.3% of revenues in 1999. This decrease was primarily due to a change in product mix in the Service Solutions and Vehicle Components segments.

Selling, general and administrative expense ("SG&A") - SG&A decreased to 18.8% of revenues in 2000 from 19.6% of revenues in 1999. This decrease is primarily a result of restructuring actions initiated in 1999.

Goodwill/intangible amortization - In the first six months of 2000, amortization decreased primarily due to the disposition of Best Power in the fourth quarter of 1999.

Special charges-In the second quarter of 2000, management concluded that the investment in certain software licenses was impaired and accordingly recorded an $8.2 write-down. The company also recorded a $9.3 write-off of goodwill. The write-off was required because the estimated fair value as measured by discounted cash flow was less than the carrying value of the business.

Additionally, during the second quarter of 2000, the company announced that it would close two Industrial Products manufacturing facilities located in Virginia and Pennsylvania primarily to consolidate operations, As a result of these actions, the company recorded special charges of $4.2 including $1.3 for cash severance payments to 62 hourly and 14 salaried employees, $2.6 for cash facility holding costs and $0.3 of asset write-downs.

During the first six months of 1999, the company announced that it would close an Industrial Products and a Vehicle components manufacturing facility located in Ireland and Ohio primarily to consolidate operations, as well as other restructuring actions. As a result of these actions, the company recorded charges of $8.5 for cash severance payments to approximately 133 hourly and 244 salaried employees. The company also recorded cash facility holding costs of $3.3 and related asset write-downs of 8.3. These facilities were closed in 1999.

Other income, net - On May 17, 2000 General Signal Power Systems, Inc., ("Best Power"), settled its patent infringement suit against American Power Conversion Corporation ("APC"). The company received gross proceeds of $48.0 and recognized a pre-tax gain of $23.2, net of legal costs and other related expenses ($13.7 after-tax). The company sold its Best Power business to Invensys, plc. in the fourth quarter of 1999, but retained its ownership of the rights under the patent litigation. Invensys, plc. obtained the ownership of the patents that were the object of the litigation.

1999 primarily includes the $29.0 gain on the sale of Dual-Lite and the company's 50% investment in a Japanese joint venture and a $7.6 gain on the sale of marketable securities obtained in connection with a technology acquisition.

Interest expense, net -- Interest expense decreased significantly in the first six months of 2000 primarily due to operating cash flow improvements resulting from restructuring actions, legal settlements, and the proceeds from 1999 business divestitures which were used to pay down debt.

Income taxes - The effective income tax rate during the first six months was 41.0% which represents the company's anticipated effective tax rate for 2000. The 1999 effective tax rate of 45.7% was relatively high due to the low tax basis of operations divested during the period.

Capital expenditures - Capital expenditures in the first six months of 2000 were higher when compared to the first six months of 1999 primarily due to expenditures for expansion of a manufacturing facility in the Vehicle Components segment and expenditures for new business information systems.

Segment Review

                                        Three months          Six months
                                       ended June 30,        ended June 30,
                                     -------------------   -------------------
                                       2000       1999       2000       1999
                                     --------   --------   --------   --------
    Revenues:
    Technical Products and Systems   $  149.8   $  188.5   $  285.7   $  377.7
    Industrial Products and Services    247.8      207.3      472.7      413.1
    Service  Solutions                  170.3      368.6      199.7      319.9
    Vehicle  Components                  97.8      105.3      195.9      207.6
                                     --------   --------   --------   --------
                                     $  695.1   $  671.4   $1,322.9   $1,318.3
                                     ========   ========   ========   ========

    Operating income:(1)
    Technical Products and Systems   $   25.6   $   32.2   $   48.1   $   47.8
    Industrial Products and Services     42.6       35.2       81.0       70.3
    Service Solutions                    24.3       15.0       37.9       28.2
    Vehicle Components                   11.8       14.9       23.1       29.2
    General Corporate                    (9.5)      (8.1)     (18.1)     (15.7)
                                     --------   --------   --------   --------
                                     $   94.8   $   89.2   $  172.0   $  159.8
                                     ========   ========   ========   ========

    (1) Operating Income for the three months ended June 30, 2000 and 1999 does not include special charges of $21.7 and $5.5, respectively. Operating income for the six months ended June 30, 2000 and 1999 does not include special charges of $21.7 and $20.1, respectively.

Second Quarter 2000 vs. Second Quarter 1999

Technical Products and Systems

Revenues - In the second quarter of 2000, revenues decreased $38.7 or 20.5% from 1999 primarily due to the disposition of Best Power. Excluding the effect of acquisitions and divestitures revenues increased $11.6 or 8.5% from 1999 due to increased demand for fire detection and building-life safety systems, sales of a new generation automated transit fare collection system and growth in the TV and radio transmission cable pressurization product line.

Operating Income - In the second quarter of 2000, operating income remained constant at 17.1% of revenues primarily due to process improvements offset by increased spending on sales and marketing expenses associated with the FC/9000 product.

Industrial Products and Services

Revenues - In the second quarter of 2000, revenues increased $40.5, or 19.5% from 1999 primarily due to internal growth, the acquisition of North American Transformer in September 1999 and the acquisition of Fenner Fluid Power in March 2000. Excluding the effect of acquisitions and divestitures, revenues increased $8.7 or 4.2% due to increased sales of medium power transformers, industrial ovens and increased demand in the hydraulic systems market.

Operating Income - Operating income increased $7.4 or 21.0% from 1999 due to increased revenues as described above and cost reductions as a result of sourcing and engineering efforts.

Service Solutions

Revenues - In the second quarter of 2000, revenues increased $29.4, or 17.3% from 1999 primarily due to sales of new electronic diagnostic tools and new warranty tools.

Operating Income - In the second quarter of 2000, operating income increased to 12.2% of revenues from 8.8% of revenues in 1999. This increase was driven by demand for higher margin diagnostic tools.

Vehicle Components

Revenues - In the second quarter of 2000, revenues decreased $7.5, or 7.1% from 1999 primarily due to the disposition of Acutex in the third quarter of 1999. Excluding the effect of acquisitions and divestitures, revenues increased $4.3 or 4.7% compared to 1999.

Operating Income - In the second quarter of 2000, operating income decreased to 12.1% of revenues from 14.2% of revenues in 1999 due to changes in product mix and costs associated with the expansion of a manufacturing facility.

Six Months 2000 vs. Six Months 1999

Technical Products and Systems

Revenues - In the first six months of 2000, revenues decreased $92.0 or 24.4% from 1999 primarily due to the disposition of Best Power and Dual-Lite. Excluding the effect of acquisitions and divestitures, revenues increased $20.4 or 7.7% from 1999 due to increased demand for fire detection and building life-safety systems, TV and radio transmission systems, sales of a new generation automated transit fare collection system and growth in the cable pressurization product line.

Operating Income - In the first six months of 2000, operating income increased to 16.8% of revenues from 12.7% in 1999 due to process improvements and the divestiture of lower margin businesses.

Industrial Products and Services

Revenues - In the first six months of 2000, revenues increased $59.6, or 14.4% from 1999 primarily due to internal growth, the acquisition of North American Transformer and the acquisition of Fenner Fluid Power. Excluding the effect of acquisitions and divestitures, revenues increased $13.0 or 3.2%.

Operating Income - In the first six months of 2000, operating income increased to 17.1% of revenues from 17.0% in 1999 primarily due to increased revenues as described above and cost reductions due to sourcing and engineering efforts.

Service Solutions

Revenues - In the first six months of 2000, revenues increased $48.7, or 15.2% from 1999 primarily due to sales of new electronic diagnostic tools and new warranty tools.

Operating Income - In the first six months of 2000, operating income increased to 10.3% of revenues from 8.8% of revenues in 1999. This increase was driven by demand for higher margin diagnostic tools.

Vehicle Components

Revenues - In the first six months of 2000, revenues decreased $11.7 or 5.6% from 1999 primarily due to the disposition of Acutex in the third quarter of 1999. Excluding the effect of acquisitions and divestitures revenues increased $12.2 or 6.7% from 1999.

Operating Income - In the first six months of 2000, operating margins decreased to 11.8% of revenues from 14.1% of revenues in 1999 due to changes in product mix and costs associated with the expansion of a manufacturing facility.

Liquidity and Financial Condition

The company's liquidity needs arise primarily from capital investment in equipment, funding working capital requirements to support business growth initiatives, debt service costs, and acquisitions. Management believes that cash flow from operations and the company's credit arrangements will be sufficient to supply funds needed in 2000.

Cash Flow                                      Six months ended June 30,
                                                  2000          1999
                                                --------      --------
         Cash flow from:
           Operating activities                 $  100.4      $   85.2
           Tax on sale of Best Power               (69.0)           -
           Investing activities                   (150.6)         16.7
           Financing activities                     70.4        (122.9)
                                                --------      --------
            Net change in cash balances         $  (48.8)     $  (21.0)
                                                ========      ========

Operating Activities - In the first six months of 2000, cash flow from operating activities before taxes on the sale of Best Power increased primarily due to increased earnings after non-cash items.

Tax on sale of Best Power - In the fourth quarter of 1999 the company sold Best Power to Invensys for $240.0 The $69.0 reduction in cash flow represents the taxes associated with the sale. The large tax expense from this sale was primarily caused by $132.2 of non-deductible goodwill from the General Signal acquisition of Best Power in 1995.

Investing Activities - In the first six months of 2000, business acquisitions primarily include the $64.0 acquisition of Fenner Fluid Power as well as several other acquisitions with an aggregate purchase price of $26.6. Capital expenditures of $60.0 in 2000 primarily represent expenditures for expansion of a manufacturing facility in the Vehicle Components segment and for new business information systems.

Financing Activities - In the first six months of 2000, cash flow from financing activities consisted primarily of net borrowings of $93.5 and share purchases of $37.7.

Total Debt

The  following   summarizes  the  total  debt   outstanding  and  unused  credit
availability, as of June 30, 2000:

                                   Total          Amount      Unused Credit
                                 Commitment     Outstanding   Availability
                                  ---------      ---------      --------
     Revolving loan               $  425.0       $  100.0       $  294.3(1)
     Tranche A loan                  537.5          537.5              -
     Tranche B loan                  497.5          497.5              -
     Medium term notes                50.0           50.0              -
     Industrial revenue bonds         16.1          16.1               -
     Other borrowings                  7.1           7.1               -
                                  ---------      ---------      ---------
        Total                     $ 1,533.2      $ 1,208.2      $   294.3
                                  =========      =========      =========

(1) Decreased by $30.7 of facility letters of credit outstanding at June 30, 2000, which reduce the unused credit availability.

The Credit Facility is secured by substantially all of the assets of the company (excluding EGS) and requires the company to maintain certain leverage and interest coverage ratios. Under the most restrictive of the financial covenants, the company is required to maintain (as defined) a maximum debt to earnings before interest, income taxes, depreciation and amortization ratio and a minimum interest coverage ratio. Under the new Credit Facility, the operating covenants which limit among other things additional indebtedness by the company and its subsidiaries, the sale of assets, capital expenditures, mergers, acquisitions and dissolutions, and share repurchases are less restrictive than those of the old credit facility. At June 30, 2000, the company was in compliance with its financial covenants.

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

Inrange Technologies-Initial Public Offering

On June 5, 2000, the company announced that its Inrange Technologies subsidiary has filed a registration statement with the U.S. Securities and Exchange Commission for a proposed initial public offering (IPO) of its common stock. Shares will be offered by Inrange. Salomon Smith Barney is acting as lead manager and Bear, Stearns & Co. and Chase H&Q are acting as co-managers for the offering. Inrange Technologies designs, manufactures, markets and services solutions for storage, data and telecommunications networks used in Fortune 1000 businesses and other large enterprises.

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

The company maintains property, cargo, auto, product, general liability, and directors' and officers' liability insurance to protect itself against potential loss exposures. There can be no assurance that such costs for environmental and legal exposures could not have a material adverse effect on the company's results of operations or financial position in the future.

Pending Patent Litigation - The company believes that it should ultimately prevail on a pending patent infringement claim that it is pursuing against Snap On, Inc. which could result in a significant judgement favorable to the company. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded. See Note 16 to the consolidated financial statements included in the company's 1999 Annual Report on Form 10-K for further discussion.

Pension Income - The company's pension plans have plan assets significantly in excess of plan obligations. This overfunded position results in pension income as the increase in market value of the plans' assets exceeds costs associated with annual employee service. There can be no assurance that future periods will include significant amounts of net pension income.

Significance of Goodwill and Intangibles - The company had net goodwill and intangibles of $1,148.9 and shareholders' equity of $603.3 at June 30, 2000. The company amortizes its goodwill and intangible assets on a straight-line basis over lives ranging from 10 to 40 years. There can be no assurance that circumstances will not change in the future that will effect the useful lives or carrying value of the company's goodwill and intangibles.

EVA Incentive Compensation - The company utilizes a measure known as Economic Value Added ("EVA(R)") for its incentive compensation plans. EVA is internally computed by the company based on Net Operating Profit After-Tax less a charge on the capital invested in the company. These computations use certain assumptions that vary from generally accepted accounting principles ("GAAP"). EVA is not a measure under GAAP and is not intended to be used as an alternative to net income and measuring operating performance presented in accordance with GAAP. The company believes that EVA, as internally computed, does bear a strong correlation to the ultimate returns of the company's shareholders. Annual incentive compensation expense is dependent upon the annual change in EVA, relative to preestablished improvement targets, and the expense can vary significantly.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe the company's exposure to market risk has significantly changed since year-end 1999 and does not believe that such risks will result in significant adverse impacts to the company's results of operations

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (2)  None.

          (3)  None.

          (4)  None

          (10) None.

          (11) Statement regarding computation of earnings per share. See Note 6 to the Consolidated Financial Statements.

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

                                              SPX CORPORATION
                                              ---------------
                                                (Registrant)



Date:  August 15, 2000                      By  /s/ John B. Blystone
                                              ---------------------
                                                    John B. Blystone
                                                    Chairman, President and
                                                    Chief Executive Officer

Date:  August 15, 2000                      By  /s/ Patrick J. O'Leary
                                              -----------------------
                                                    Patrick J. O'Leary
                                                    Vice President, Finance,
                                                    Treasurer and Chief
                                                    Financial Officer