Form 10-Q
period 2000-09-30
SPX CORP
filed 2000-11-13
CIK 88205

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

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


                                   Yes X  No



             Common shares outstanding November 6, 2000- 31,716,655

                                 SPX CORPORATION
                                INDEX TO FORM 10Q


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I    FINANCIAL INFORMATION

Item 1    Unaudited Financial Statements

          Unaudited Consolidated Balance Sheets                               3

          Unaudited Consolidated Statements of Income                         4

          Unaudited Consolidated Statements of Cash Flows                     5

          Notes to Consolidated Financial Statements                          6


Item 2    Management's Discussion and Analysis of Results of Operations and
          Financial Condition                                                13



Item 3    Quantitative and Qualitative Disclosures About Market Risk         19

PART II   OTHER INFORMATION

Item 5    Other Information                                                  20

Item 6    Exhibits and Reports on Form 8-K                                   20

          SIGNATURES                                                         21

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                SPX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

                                                              September 30,     December 31,
                                                                  2000              1999
                                                            --------------------------------
                                                                (Unaudited)
ASSETS
 Current assets:
 Cash and equivalents                                            $    46.6        $    78.8
 Accounts receivable                                                 515.4            473.7
 Inventories                                                         301.5            274.0
 Prepaid and other current assets                                     56.8             39.2
 Deferred income tax assets and refunds                              116.0            110.8
                                                            --------------------------------
    Total current assets                                           1,036.3            976.5
 Property, plant and equipment                                       869.0            799.8
 Accumulated depreciation                                           (400.4)          (355.1)
                                                            --------------------------------
    Net property, plant and equipment                                468.6            444.7
 Goodwill and intangible assets, net                               1,207.8          1,103.6
 Investment in EGS                                                    83.4             82.6
 Other assets                                                        287.1            238.6
                                                            --------------------------------
    Total assets                                                 $ 3,083.2        $ 2,846.0
                                                            ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Short-term borrowings and current
  maturities of long-term debt                                   $   105.0        $    97.7
 Accounts payable                                                    276.1            238.3
 Accrued expenses                                                    331.8            343.5
 Income taxes payable                                                 68.5             75.4
                                                            --------------------------------
    Total current liabilities                                        781.4            754.9
Long-term debt, less current maturities                            1,093.8          1,017.0
 Deferred income taxes                                               326.9            322.4
 Other long-term liabilities                                         203.1            199.4
                                                            --------------------------------
    Total long-term liabilities                                    1,623.8          1,538.8
Minority Interest                                                     26.9                -
 Shareholders' equity:
 Common stock                                                        357.6            354.9
 Paid-in capital                                                     494.9            489.7
 Retained earnings (deficit)                                         128.5            (11.7)
 Unearned compensation                                               (11.7)           (19.1)
 Accumulated other comprehensive income                              (19.7)           (13.0)
 Common stock in treasury                                           (298.5)          (248.5)
                                                            --------------------------------
    Total shareholders' equity                                       651.1            552.3
                                                            --------------------------------
    Total liabilities and shareholders' equity                   $ 3,083.2        $ 2,846.0
                                                            ================================


        The accompanying notes are an integral part of these statements.

                                 SPX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    ($ in millions, except per share amounts)


                                                               Three months ended       Nine months ended
                                                                 September 30,             September 30,
                                                              -------------------     -----------------------
                                                                2000       1999          2000         1999
                                                              -------    -------      --------      --------
Revenues                                                      $ 645.1    $ 668.9      $1,968.0      $1,987.2

Costs and expenses:
 Cost of products sold                                          423.3      444.3       1,306.7       1,323.7
 Selling, general and administrative                            121.5      120.7         369.9         378.8
 Goodwill/intangible amortization                                10.3       10.4          29.4          31.4
 Special charges                                                 63.8        6.1          85.5          26.2
                                                              -------    -------      --------      --------
    Operating income                                             26.2       87.4         176.5         227.1
Gain on Issuance of Inrange Stock                                98.0         --          98.0            --
Other income(expense), net                                       (1.7)       9.9          21.8          48.2
Equity in earnings of EGS                                         8.0        8.2          26.9          25.8
Interest expense, net                                           (24.2)     (28.7)        (70.6)        (90.8)
                                                              -------    -------      --------      --------
    Income before income taxes                                  106.3       76.8         252.6         210.3
Provision for income taxes                                      (43.6)     (32.7)       (103.6)        (93.7)
                                                              -------    -------      --------      --------
Income before loss on early extinguishment of debt               62.7       44.1         149.0         116.6
Loss on early extinguishment of debt, net of tax                   --         --          (8.8)           --
                                                              -------    -------      --------      --------
Net income                                                    $  62.7    $  44.1      $  140.2      $  116.6
                                                              =======    =======      ========      ========
Basic income per share of common stock
     Income before loss on early extinguishment of debt       $  2.03    $  1.43      $   4.82      $   3.80
     Loss on early extinguishment of debt                          --         --         (0.28)           --
                                                              -------    -------      --------      --------
     Net income per share                                     $  2.03    $  1.43      $   4.54      $   3.80
                                                              =======    =======      ========      ========
 Weighted average number of basic
   common shares outstanding                                   30.917     30.851        30.906        30.676

Diluted income per share of common stock
     Income before loss on early extinguishment of debt       $  1.94    $  1.40      $   4.68      $   3.75
     Loss on early extinguishment of debt                          --         --         (0.28)           --
                                                              -------    -------      --------      --------
     Net income per share                                     $  1.94    $  1.40      $   4.40      $   3.75
                                                              =======    =======      ========      ========
 Weighted average number of diluted
   common shares outstanding                                   32.254     31.398        31.894        31.063


        The accompanying notes are an integral part of these statements.

                                SPX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                ($ in millions)


                                                                         Nine months ended
                                                                           September 30,
                                                                        --------------------
                                                                          2000        1999
                                                                        --------    --------
Cash flows from (used in) operating activities:
Net income                                                              $  140.2    $  116.6
Adjustments to reconcile net income to net
   cash from operating activities:
   Special charges                                                          85.5        26.2
   Earnings of EGS, net of distributions                                    (0.8)       (1.0)
   Loss on early extinguishment of debt, net of tax                          8.8          --
   Gain on sale of Inrange stock                                           (98.0)
   Gain on business divestitures                                              --       (31.7)
   Deferred income taxes                                                    (0.7)       49.9
   Depreciation                                                             49.8        47.8
   Amortization of goodwill and intangibles                                 33.7        31.4
   Employee benefits                                                       (26.1)      (14.1)
   Other, net                                                               (6.7)       10.6
Change in operating assets and liabilities, net of
 effect from acquisitions and  divestitures:
   Accounts receivable                                                     (12.4)      (45.6)
   Inventories                                                              (5.0)      (31.2)
   Accounts payable                                                         27.2        42.2
   Accrued expenses                                                        (40.7)      (68.8)
   Other, net                                                                6.6        32.6
                                                                        --------    --------
Net cash from operating activities before taxes on sale of Best Power      161.4       164.9
Taxes paid on the sale of Best Power                                       (69.0)         --
                                                                        --------    --------
                                                                            92.4       164.9
Cash flows from (used in) investing activities:
   Business divestitures                                                      --        91.2
   Business acquisitions and investments                                  (211.1)      (86.0)
   Capital expenditures                                                    (91.0)      (79.8)
   Other, net                                                                 --        15.7
                                                                        --------    --------
Net cash used in investing activities                                     (302.1)      (58.9)

Cash flows from (used in) financing activities:
   Net borrowings under revolving credit agreement                          20.0        55.0
   Borrowings under other debt agreements                                  509.4          --
   Payments under other debt agreements                                   (445.3)     (228.5)
   Proceeds from issuance of Inrange stock                                 128.2          --
   Treasury stock purchased                                                (47.2)         --
   Common stock issued under stock incentive programs                       12.4        11.1
   Treasury stock issued to benefit plans                                     --        28.5
                                                                        --------    --------
Net cash from (used in) financing activities                               177.5      (133.9)
                                                                        --------    --------
Net decrease in cash and equivalents                                       (32.2)      (27.9)
Cash and equivalents, beginning of period                                   78.8        70.3
                                                                        --------    --------
Cash and equivalents, end of period                                     $   46.6    $   42.4
                                                                        ========    ========


        The accompanying notes are an integral part of these statements.

                                 SPX CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (Unaudited)
                ($ in millions, except share and per share data)

1.   BASIS OF PRESENTATION

        In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal and recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-K.

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

        Inter-company sales among segments are not significant. Operating income by segment does not include general corporate expenses.

        Financial data for the Company's business segments are as follows:


                                                        Three months                 Nine months
                                                     ended September 30,          ended September 30,
                                                     -------------------        ----------------------
                                                      2000         1999          2000         1999
                                                      ----         ----          ----         ----
        Revenues:
           Technical Products and Systems            $ 168.3     $ 202.3        $   454.0     $  580.0
           Industrial Products and Services            236.3       201.5            709.0        614.6
           Service Solutions                           155.8       175.0            524.4        494.9
           Vehicle Components                           84.7        90.1            280.6        297.7
                                                     -------     -------        ---------     --------
        Total                                        $ 645.1     $ 668.9        $ 1,968.0     $1,987.2
                                                     =======     =======        =========     ========
        Operating Income: (1)
           Technical Products and Systems            $  25.0     $  35.0        $    73.1     $   71.1
           Industrial Products and Services             25.0        37.0             92.5        100.1
           Service Solutions                           (15.9)       14.3             22.0         42.5
           Vehicle Components                            2.3        10.2             25.4         38.2
           Corporate Special Charges                    (1.1)          -             (9.3)           -
           General Corporate Expenses                   (9.1)       (9.1)          ( 27.2)       (24.8)
                                                     -------     -------        ---------     --------
          Total                                      $  26.2     $  87.4        $   176.5     $  227.1
                                                     =======     =======        =========     ========

        (1) Operating income for the three months ended September 30, 2000 and 1999 includes special charges of $63.8 and $6.1, respectively. Operating income for the nine months ended September 30, 2000 and 1999 includes charges of $85.5 and $26.2, respectively. Operating income for the three and nine month period ending September 30, 2000 also includes a charge against cost of goods sold of $12.3 primarily associated with the Service Solutions Segment. See Note 4 for further discussion.

3.      ACQUISITIONS & DIVESTITURES

        The Company continually reviews each of its businesses pursuant to its "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Acquisitions and dispositions for the first nine months of 2000 and 1999 are described below.

        ACQUISITIONS 2000

        In September of 2000, Revco Technologies, a business unit of SPX Corporation, acquired Jewett, Inc., of Buffalo, New York for a cash purchase price of $10.5. Jewett is a world leader in the manufacture and sale of high quality medical refrigeration and pathology equipment. Recognized for its blood bank, plasma and laboratory refrigerators, as well as its equipment for medical examiners facilities, morgues, and hospital autopsy suites, Jewett also produces nourishment and medicine stations typically used on hospital patient floors, and surgical scrub sinks for operating theaters. The Jewett acquisition provides increased global presence, particularly in the blood and plasma markets.

        In September of 2000, DeZurik, a business unit of SPX Corporation, acquired the US and UK assets of Copes-Vulcan, located in Lake City, Pennsylvania and Winsford, England for a cash purchase price of $35.0. The acquisition of Copes-Vulcan provides Dezurik with new technology and complementary products and services while expanding its customer base. The combined business will better serve process industries around the world with recognized quality process performance solutions.

        In September of 2000, Edwards Systems Technology, a business unit of SPX Corporation, acquired Ziton SA (Pty) Ltd. for a cash purchase price of $20.0. The acquisition of Ziton adds complementary technology, expands product and service offerings, bolsters Edwards Systems Technology's global position, and provides internationally based manufacturing capabilities for life safety systems.

        In August of 2000, Inrange Technologies ("Inrange"), a business unit of SPX Corporation, acquired Computerm Corporation of Pittsburgh, Pennsylvania for a purchase price of $30.0, which includes a non-interest bearing seller note of $3.0 due in August 2001. Computerm's high performance channel extension products and services allow storage networking applications to operate over wide area networks. Computerm's suite of channel extension offerings complements Inrange's storage networking systems and expands its virtual storage networking family of channel directors, optical multiplexers, and channel extension products and services.

        In August of 2000, Inrange acquired Varcom Corporation located in Fairfax, Virginia for a purchase price of $25.0, which includes a non-interest bearing seller note of $1.5 due in August 2002. Varcom Corporation is a provider of network management hardware, software, and services. Two of Varcom's key network management offerings are fully integrated into Inrange's Universal TouchPoint Architecture (TM) (UTA), a management system used to monitor and assess quality of service levels across the span of enterprise data networks.

        In March of 2000, the Company completed the acquisition of Fenner Fluid Power, a division of Fenner plc of Yorkshire, England for a cash purchase price of $64.0. The Company's high pressure hydraulics business is a market leader in the manufacture and distribution of high force industrial tools and hydraulic power systems and components. The addition of Fenner Fluid Power's medium pressure hydraulic power system components provides new technology, complementary products, and additional presence in the international market. Fenner Fluid Power has facilities in Rockford, Illinois and Romford, England.

        In the first nine months of 2000, the Company made several other acquisitions with an aggregate purchase price of $31.1. These acquisitions and the ones described above are not material individually or in the aggregate.

        Each acquisition in 2000 was accounted for using purchase accounting and, accordingly, the purchase price was allocated on a preliminary basis to the related assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation is expected to be finalized prior to the one-year anniversary of the acquisitions and adjustments are not expected to be material.

        ACQUISITIONS 1999

        In September of 1999, the Company acquired North American Transformer, Inc. ("NAT") from Rockwell International Corporation for a cash purchase price of $86.0. NAT's expertise in large power transformers has expanded the Company's existing product and service offering and positioned the business for international expansion.

        DIVESTITURES 1999

        In July of 1999, the Company sold the assets of its Acutex division to Hilite Industries for $27.0 in cash. The operation manufactured solenoid valves used in automatic transmissions for motor vehicles. The transaction was recorded in the third quarter of 1999, and resulted in no gain or loss.

        In March of 1999, the Company completed the sale of its Dual-Lite business, which it received from EGS Electrical Group LLC ("EGS") on October 6, 1998 in a partial rescission of the original EGS venture formation in the third quarter of 1997. Additionally, the Company completed the sale of a 50% interest in a Japanese joint venture during that quarter. The Company received combined proceeds of $64.2 and recognized a pre-tax gain of $29.0 ($10.4 after-tax). The relatively high effective tax rate on this gain was due to the low tax basis of the operations divested.

        In December of 1999, the Company sold Best Power to Invensys for $240.0 and recognized a pretax gain of $23.8 and an after-tax loss of $45.2. The large tax expense from this sale was caused by $132.2 of nondeductible goodwill from the GSX acquisition of Best Power in 1995.

        These dispositions are not material individually or in the aggregate.

4.       SPECIAL CHARGES

        SPECIAL CHARGES 2000

        In the first nine months of 2000, the Company recorded special charges associated with restructuring actions, in-process technology write-offs, and asset impairments. Special charges for the three and nine months ended September 30, 2000 and 1999 include the following:

                                          Three Months Ended   Nine Months Ended
                                           2000       1999      2000        1999
                                           ----       ----      ----        ----
        Severance and Other Cash Costs    $ 21.7     $  3.5    $ 25.6     $ 15.3
        Asset Impairments                   27.2        2.6      35.7       10.9
        Goodwill Impairments                 4.9          -      14.2          -
        In-process technology               10.0          -      10.0          -
                                          ------     ------    ------     ------
                                 Total    $ 63.8     $  6.1    $ 85.5     $ 26.2
                                          ======     ======    ======     ======


        As part of the Company's Value Improvement Process(TM), the Company recently completed its strategic review process within each segment of the Company. As an outcome of this process, the Company announced and recorded a restructuring charge and asset impairments in the third quarter of 2000 of $53.8 to consolidate manufacturing and sales facilities and rationalize certain product lines in the Service Solutions, Industrial Products and Services, and Vehicle Components segments. Due to the aggressive acquisition strategy of the Company, from time to time alterations in the Company's business model are required to better serve customer demand, fix or discontinue lower margin product lines, and rationalize and consolidate manufacturing capacity to maximize Economic Value Added ("EVA(R)") improvement. The charge included $15.4 for severance and other benefits for approximately 600 hourly and salaried employees, $27.2 for the write-down of assets, $4.9 for a write-down of goodwill and $6.3 for other cash costs associated with the plan. The write-down of assets and goodwill was required because the estimated fair value as measured by discounted cash flow was less than the carrying value of the assets or business. The Company also recorded a charge of $12.3 against costs of goods sold for discontinued products associated with restructuring and other product changes primarily within the Service Solutions segment. The impact of these charges in the third quarter of 2000 was $0.99 and $0.22 per share for the restructuring charge and cost of goods sold adjustment, respectively.

        The restructuring plan involves the consolidation or disposition of eight manufacturing or sales offices and re-organization of various sales, engineering and marketing teams within the Service Solutions, Industrial Products and Services and Vehicle Components segments.

        Special charges of $20.3 were recorded in the Service Solutions segment during the third quarter of 2000. These charges related primarily to the closing of Service Solutions Wayland, Michigan facility and the replacement of the financial and administrative operations at its Kalamazoo, Michigan and Montpelier, Ohio locations. Service Solutions is also consolidating several of its European operations into its Hainburg, Germany location and reducing its manufacturing infrastructure in Brazil.

        Special charges of $22.4 were recorded in the Industrial Products and Services segment during the third quarter of 2000. These charges related primarily to the Company's acquisition of Fenner Fluid Power in April of 2000 and the consolidation of other manufacturing facilities. The Company has committed to closing its Owatonna Minnesota, Power Team facility and consolidating operations into Fenner Fluid Power's Rockford, Illinois facility. The combined business is called SPX Fluid Power.

        Special charges of $10.0 were recorded in the Vehicle Components segment during the third quarter of 2000. These charges related primarily to the rationalization plan initiated by the Company's Contech Metal Forge business unit in Clarksville, Tennessee.

        During the quarter, the Company also recorded a pre-tax special charge of $10.0 million for the write-off of in-process technology associated with the acquisition of Varcom Corporation. This special charge is included in operating income of the Technical Products and Systems segment. In-process technology represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and that have no alternative future use. The allocation of the purchase price to identifiable intangible assets, acquired in-process research and development and goodwill has been determined by an independent appraisal firm and management based on an analysis of factors such as historical operating results, discounts of cash flow projections and specific evaluations of product, customer and other information. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation No. 4, amounts assigned to in-process technology meeting the above criteria must be charged to expense as part of the allocation of the purchase price of the business combination. The impact of this charge in the third quarter of 2000 was $0.18 per share.

        In the third quarter of 2000, the Company also recorded $1.1 of corporate special charges associated with restructuring initiatives throughout the businesses.

        Reorganization and restructuring costs include costs directly related to the Company's plan of reorganization. EITF No. 94-3 provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other costs directly related to the reorganization of the Company that are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.

        In the second quarter of 2000, management concluded that the investment in certain software licenses was impaired and accordingly recorded an $8.2 write-down. This write-down is included in corporate special charges. The Company also recorded a $9.3 write-down of goodwill in the Industrial Products segment. The write-down was required because the estimated fair value was less than the carrying value of the assets or business.

        Additionally, during the second quarter of 2000, the Company announced that it would close two Industrial Products and Services manufacturing facilities located in Virginia and Pennsylvania primarily to consolidate operations. As a result of these actions, the Company recorded special charges of $4.2 including $1.3 for cash severance payments to 76 hourly and salaried employees, $2.6 for cash facility holding costs and $0.3 of asset write-downs.

        SPECIAL CHARGES 1999

        In the third quarter of 1999, the Company recorded special charges of $6.1 associated with the commitment to close one facility in the Vehicle Components segment and one facility in the Industrial Products and Services segment, and other restructuring initiatives. As a result of these actions the Company recorded cash termination benefits of $1.6 for approximately 93 hourly and salaried employees, $1.9 of cash closing costs for manufacturing facilities, and other non-cash asset write-downs associated with the Company's overall restructuring initiative of $2.6. These actions were completed in 2000.

        During the first nine months of 1999, the Company recorded special charges of $26.2. These charges were associated with the commitment to close Vehicle Components manufacturing and administrative facilities, Industrial Products and Services manufacturing facilities, and other restructuring initiatives. The charges included cash termination benefits of $10.1 for approximately 470 hourly and salaried employees, $5.2 of cash closing costs for manufacturing facilities, $3.6 of other non-cash costs associated with the Company's overall restructuring initiatives, and $7.3 of other non-cash asset write-downs.

        At September 30, 2000, a total of $25.6 of restructuring liabilities remained on the Consolidated Balance Sheet. This restructuring reserve relates primarily to restructuring actions initiated in 2000, and the company anticipates that the remaining restructuring reserve will be paid within one year of inception.

        The following table summarizes the restructuring reserve activity through September 30, 2000:

                                              Employee   Facility      Other
                                            Termination   Holding      Cash
                                               Costs       Costs       Costs     Total
                                               -----       -----       -----     -----

             Balance at December 31, 1999      $  6.5      $ 6.3       $   -    $ 12.8
             Special Charge                      12.2        3.2         6.9      22.3

             Payments                            (5.1)      (3.6)       (0.8)     (9.5)
                                               ------      -----       -----    ------
             Balance at September 30, 2000     $ 13.6      $ 5.9       $ 6.1    $ 25.6
                                               ======      =====       =====    ======

5.      GAIN ON ISSUANCE OF INRANGE STOCK

        In September of 2000, Inrange Technologies, a business unit of SPX Corporation, issued 8,855,000 shares of its class B common stock for cash in an initial public offering. The Company owns 75,633,333 shares of Inrange class A common stock. Holders of class B common stock generally have identical rights as Class A common stock except for voting and conversion rights. The holders of Class A common stock are entitled to five votes per share and the holders of Class B common stock are entitled to one vote per share. Holders of Class B common stock have no conversion rights. As a result of the initial public offering, at September 30, 2000 the Company owned 89.5% of the total number of outstanding shares of Inrange common stock. The Company owns 100% of the outstanding class A common stock, which represents 98% of the combined voting power of all classes of Inrange voting stock. Proceeds from the offering, based on the offering price of $16.00 per share, net of expenses, were $128.2. The Company accounted for the proceeds of the offering in accordance with Staff Accounting Bulletin ("SAB") 51, "Accounting by the Parent in Consolidation for Sale of Stock in Subsidiary." Accordingly, the Company recorded a pre-tax gain of $98.0 ($57.6 after-tax) in the third quarter of 2000.


6.      OTHER INCOME

        On May 17, 2000, General Signal Power Systems, Inc. ("Best Power"), settled its patent infringement suit against American Power Conversion Corporation ("APC"). The Company received gross proceeds of $48.0 and recognized a pre-tax gain of $23.2, net of legal costs and other related expenses ($13.7 after-tax). The Company sold its Best Power business to Invensys, plc in the fourth quarter of 1999, but retained its ownership of the rights under the patent litigation. Invensys, plc obtained the ownership of the patents that were the object of the litigation.


7.      EARNINGS PER SHARE

        The following table sets forth certain calculations used in the computation of diluted earnings per share:

                                              Three months ended September 30,     Nine months ended September 30,
                                                    2000        1999                    2000          1999
                                                    -----       -----                   ----          ----
        Numerator:
           Net Income                              $  62.7    $   44.1                 $ 140.2       $ 116.6
                                                   -------    --------                 -------       -------
        Denominator (shares in millions):
        Weighted-average shares outstanding         30.917      30.851                  30.906        30.676
           Effect of dilutive securities:
           Employee stock options                    1.337       0.547                   0.988         0.387
                                                   -------    --------                 -------       -------
        Adjusted weighted-average shares and
           Assumed conversions                      32.254      31.398                  31.894        31.063
                                                   =======    ========                 =======       =======

8.   INVENTORY

        Inventory consists of the following:

                                                                        September 30,    December 31,
                                                                            2000            1999
                                                                            ----            ----
        Finished goods                                                    $  112.9         $ 132.4
        Work in process                                                       66.9            58.4
        Raw material and purchased parts                                     134.7            96.2
                                                                          --------         -------
        Total FIFO cost                                                      314.5           287.0
        Excess of FIFO cost over LIFO inventory value                        (13.0)          (13.0)
                                                                          --------         -------
                                                                          $  301.5         $ 274.0
                                                                          ========         =======

9.   INVESTMENT IN EGS

        The Company owns a 44.5% interest in EGS and accounts for its investment in EGS under the equity method of accounting, on a three-month lag basis. EGS operates primarily in the United States, Canada and Mexico. EGS's results of operations were as follows:

                                                  Three months ended June 30,        Nine months ended June 30,
        (unaudited)                                    2000         1999                 2000        1999
                                                       ----         ----                 ----        ----
        Net sales                                   $ 114.9      $ 114.1                $ 354.0     $ 343.5
        Gross margin                                   44.9         46.0                  141.9       139.8
        Pre-tax income                                 16.7         17.4                   56.3        53.1

        Condensed balance sheet information of EGS as of June 30, 2000 and September 30, 1999 was as follows:

                                                                           June 30,      September 30,
                                                                            2000            1999
                                                                            ----            ----
                                                                         (unaudited)
          Current assets                                                  $ 162.0          $ 170.7
          Noncurrent assets                                                 317.6            328.2
          Current liabilities                                                56.2             67.7
          Noncurrent liabilities                                             29.8             33.5

        The Company's recorded investment in EGS at September 30, 2000 was approximately $95.1 less than its ownership of EGS's reported net assets at September 30, 2000. This difference is being accreted on a straight-line basis over 40 years.

10.  DEBT

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

     The Credit Facility is secured by substantially all of the assets of the Company (excluding EGS) and requires the Company to maintain certain leverage and interest coverage ratios. Under the most restrictive of the financial covenants, the Company is required to maintain (as defined) a maximum debt to earnings before interest, taxes, depreciation and amortization ratio and a minimum interest coverage ratio. Under the Credit Facility, the operating covenants, which limit, among other things, additional indebtedness by the Company and its subsidiaries, the sale of assets, capital expenditures, mergers, acquisitions and dissolutions, and share repurchases are less restrictive than those of the old credit facility. At September 30, 2000, the Company was in compliance with its financial covenants.

     The Company has effectively fixed the underlying Eurodollar rate at approximately 4.8% on $800.0 of indebtedness through interest rate protection agreements expiring November 9, 2001.

     The Company may also request the issuance of letters of credit not exceeding $150.0. Standby letters of credit issued under this facility of $29.9 at September 30, 2000 reduce the aggregate amount available under the Revolving Facility commitment.

11.  SHAREHOLDERS' EQUITY

     On February 10, 2000, the Company announced that its Board of Directors authorized an increase in its share repurchase program for up to $250.0. During the quarter, the Company purchased 70,000 shares of its stock in the open market for a total consideration of $9.5. This brings the total number of shares purchased during the first nine months of the year to 544,600 for a total consideration of $47.2.

12.  COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, were as follows:

                                       Three months ended   Nine months ended
                                          September 30,        September 30,
                                          -------------        -------------
                                         2000      1999      2000      1999
                                         ----      ----      ----      ----
     Net income                         $ 62.7   $ 44.1     $140.2   $ 116.6
     Foreign currency translation
       adjustments                        (3.3)     2.0       (6.7)     (4.8)
                                        ------   ------     ------   -------
     Comprehensive income               $ 59.4   $ 46.1     $133.5   $ 111.8
                                        ======   ======     ======   =======


     The components of the balance sheet caption Accumulated Other Comprehensive Income, net of related tax, were as follows:


                                                  September 30,   December 31,
                                                     2000             1999
                                                     ----             ----
     Foreign currency translation adjustments       $ 17.3           $ 10.6
     Minimum pension liability adjustment,
       net of tax of $1.5 in 2000 and 1999             2.4              2.4
                                                    ------           ------
     Accumulated other comprehensive income         $ 19.7           $ 13.0
                                                    ======           ======

13.  RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN

     In the first quarter of 1999, the Company issued 438,600 shares of treasury stock at market value to its Retirement Savings and Stock Ownership Plan in exchange for $28.5 in cash. The proceeds were used to reduce outstanding debt obligations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (dollars in millions)

The following unaudited information should be read in conjunction with the Company's unaudited consolidated financial statements and related notes.

RESULTS OF OPERATIONS
CONSOLIDATED:

                                                         Three months          Nine months
                                                     Ended September 30,    Ended September 30

                                                      2000         1999       2000          1999
                                                      ----         ----       ----          ----
Revenues                                             $  645.1   $  668.9   $  1,968.0   $  1,987.2

Gross margin                                            221.8      224.6        661.3        663.5
% of revenues                                            34.4%      33.6%        33.6%        33.4%

Selling, general and admin expense                      121.5      120.7        369.9        378.8

% of revenues                                            18.8%      18.0%        18.8%        19.1%
Goodwill/intangible amortization                         10.3       10.4         29.4         31.4
Special charges                                          63.8        6.1         85.5         26.2
                                                     --------   --------   ----------   ----------
Operating income (1)                                     26.2       87.4        176.5        227.1
Gain on Issuance of Inrange Stock                        98.0        -           98.0          -
Other income (expense), net                              (1.7)       9.9         21.8         48.2
Equity in earnings of EGS                                 8.0        8.2         26.9         25.8
Interest expense, net                                   (24.2)     (28.7)       (70.6)       (90.8)
                                                     --------   --------   ----------   ----------
Income before income taxes                           $  106.3   $   76.8   $    252.6   $    210.3

Provision for income taxes                              (43.6)     (32.7)      (103.6)       (93.7)
                                                     --------   --------   ----------   ----------
Income before loss on early extinguishment of debt   $   62.7   $   44.1   $    149.0   $    116.6

Loss on early extinguishment of debt, net of tax          -          -          (8.8)          -
                                                     --------   --------   ----------   ----------
Net Income                                           $   62.7   $   44.1   $    140.2   $    116.6
                                                     --------   --------   ----------   ----------

Capital expenditures                                 $   31.0   $   25.7   $     91.0   $     79.8
Depreciation and amortization                            27.5       27.0         83.5         79.2

(1) Operating Income for the three and nine month period ending September 30, 2000 includes a charge against cost of goods sold of $12.3 primarily associated with the Service Solutions Segment. See Note 4 for further discussion.

THIRD QUARTER 2000 VS. THIRD QUARTER 1999

Revenues - In the third quarter of 2000, revenues decreased $23.8 or 3.6% from 1999. The decrease was primarily attributable to a decline in the Service Solutions and Technical Products and Systems segments. The decline in the Service Solutions segment was a result of timing of several specialty tool programs, including the Worldwide Diagnostic System (WDS) for Ford and emissions programs. The decline in the Technical Products and Systems segment was due to the disposition of Best Power in the fourth quarter of 1999. Excluding the effect of acquisitions and divestitures, revenues increased $5.1 or 0.9% from 1999 due to growth in the Technical Products and Systems, and Industrial Products and Services segments.

Gross margin - In the third quarter of 2000, gross margin increased to 34.4% of revenues from 33.6% of revenues in 1999. This increase is a result of restructuring actions initiated in 2000 and 1999 and changes in product mix.

Selling, general and administrative expense ("SG&A") - In the third quarter of 2000, SG&A increased to 18.8% of revenues from 18.0% of revenues in 1999. This increase is primarily a result of increased spending on the FC9000 product in the Technical Products and Systems segment combined with lower revenues in the Service Solutions segment.

Goodwill/intangible amortization - In the third quarter of 2000, goodwill and intangible amortization remained relatively constant. The decline in amortization from the divestiture of Best Power in the fourth quarter of 1999 was offset by an increase in amortization associated with acquisitions in the Technical Products and Systems and Industrial Products and Services segments.

Special charges- In the third quarter of 2000, the Company recorded special charges associated with restructuring actions, in-process technology write-offs, and asset impairments. Special charges for the three months ended September 30, 2000 and 1999 include the following:

                                              Three Months Ended
                                                2000        1999
                                                ----        ----
Severance and other cash costs                $ 21.7       $ 3.5
Assets impairments                              27.2         2.6
Goodwill impairments                             4.9          -
In-process technology                           10.0          -
                                              ------       -----
Total                                         $ 63.8       $ 6.1
                                              ======       =====
        Refer to Note 4 for further discussion.

Gain on issuance of Inrange Stock- In September of 2000, Inrange issued 8,855,000 shares of its class B common stock for cash in an initial public offering. Proceeds from the offering, based on the offering price of $16.00 per share, net of expenses, were $128.2. The Company accounted for the proceeds of the offering in accordance with Staff Accounting Bulletin ("SAB") 51, "Accounting by the Parent in Consolidation for Sale of Stock in Subsidiary." Accordingly the Company recorded a pre-tax gain of $98.0 ($57.6 after-tax) in the third quarter of 2000. See Note 5 for further discussion.

Other income, net - In the third quarter of 2000, other income declined primarily due to a $6.2 gain on the sale of marketable securities recorded in the third quarter of 1999.

Interest expense, net -In the third quarter of 2000, interest expense decreased $4.5 primarily due to lower rates on the Credit Facility negotiated in February 2000.

Income taxes - The effective rate for the third quarter of 2000 was 41.0%, which represents the Company's anticipated effective tax rate for 2000. The effective rate in 2000 and 1999 is higher than the U.S. statutory rate primarily due to the amortization of nondeductible goodwill and state taxes.

Capital expenditures - Capital expenditures in the third quarter of 2000 were higher when compared to the third quarter of 1999 primarily due to expenditures for expansion of manufacturing facilities, expenditures for new business information systems, and capital investments to support new business programs.

NINE MONTHS 2000 VS. NINE MONTHS 1999

Revenues -In the first nine months of 2000, revenues decreased $19.2 or 1.0% from 1999. Excluding the effect of acquisitions and divestitures, revenues increased $99.5 or 5.6% from 1999 due to growth in all four business segments.

Gross margin - In the first nine months of 2000, gross margin increased to 33.6% of revenues from 33.4% of revenues in 1999. This increase was due to cost reduction actions initiated throughout the businesses as well as changes in product mix and productivity improvements in the Technical Products and Systems, Industrial Products and Services and Service Solutions segments.

Selling, general and administrative expense ("SG&A") - SG&A decreased to 18.8% of revenues in 2000 from 19.1% of revenues in 1999. This decrease is primarily a result of restructuring actions initiated in 1999 and other cost reduction actions initiated throughout the businesses.

Goodwill/intangible amortization - In the first nine months of 2000, amortization decreased primarily due to the disposition of Best Power in the fourth quarter of 1999 offset by acquisitions in the Technical Products and Systems, and Industrial Products and Services segments.

Special charges- In the first nine months of 2000 the Company recorded special charges associated with restructuring actions, in-process technology write-offs, and asset impairments. Special charges for the nine months ended September 30, 2000, and 1999 include the following:

                                       Nine Months Ended
                                        2000        1999
                                        ----        ----
Severance and other cash costs        $ 25.6       $ 15.3
Assets impairments                      35.7         10.9
Goodwill impairments                    14.2          -
In-process technology                   10.0          -
                                      ------       ------
Total                                 $ 85.5       $ 26.2
                                      ======       ======
Refer to Note 4 for further discussion.

Gain on issuance of Inrange Stock- In September of 2000, Inrange issued 8,855,000 shares of its class B common stock for cash in an initial public offering. Proceeds from the offering, based on the offering price of $16.00 per share, net of expenses, were $128.2. The Company accounted for the proceeds of the offering in accordance with Staff Accounting Bulletin ("SAB") 51, "Accounting by the Parent in Consolidation for Sale of Stock in Subsidiary." Accordingly the Company recorded a pre-tax gain of $98.0 ($57.6 after-tax) in the third quarter of 2000. See Note 5 for further discussion.

Other income, net - On May 17, 2000, General Signal Power Systems, Inc., ("Best Power"), settled its patent infringement suit against American Power Conversion Corporation ("APC"). The Company received gross proceeds of $48.0 and recognized a pre-tax gain of $23.2, net of legal costs and other related expenses ($13.7 after-tax). The Company sold its Best Power business to Invensys, plc in the fourth quarter of 1999, but retained its ownership of the rights under the patent litigation. Invensys, plc obtained the ownership of the patents that were the object of the litigation.

Other income in 1999 primarily includes the $29.0 gain on the sale of Dual-Lite and the Company's 50% investment in a Japanese joint venture and a $13.9 gain on the sale of marketable securities obtained in connection with a technology acquisition.

Interest expense, net -- Interest expense decreased significantly in the first nine months of 2000 primarily due to lower rates on the Credit Facility negotiated in February 2000.

Income taxes - The effective income tax rate during the first nine months was 41.0%, which represents the Company's anticipated effective tax rate for 2000. The effective rate in 2000 is higher than the U.S. statutory rate primarily due to the amortization of nondeductible goodwill and state taxes. The 1999 effective tax rate of 44.6% was higher than the statutory rate due to the amortization of nondeductible goodwill and the low tax basis of operations divested during the first nine months.

Capital expenditures - Capital expenditures in the first nine months of 2000 were higher when compared to the first nine months of 1999 primarily due to expenditures for expansion of manufacturing facilities, expenditures for new business information systems, and capital requests to support new business programs.

SEGMENT REVIEW
                                           Three months         Nine months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
                                            2000     1999      2000      1999
                                            ----     ----      ----      ----
Revenues:
      Technical Products and Systems     $  168.3  $ 202.3  $   454.0  $  580.0
      Industrial Products and Services      236.3    201.5      709.0     614.6
      Service Solutions                     155.8    175.0      524.4     494.9
      Vehicle Components                     84.7     90.1      280.6     297.7
                                         --------  -------  ---------  --------
Total                                    $  645.1  $ 668.9  $ 1,968.0  $1,987.2
                                         ========  =======  =========  ========

Operating Income: (1)
    Technical Products and Systems       $   25.0  $  35.0  $    73.1  $   71.1
    Industrial Products and Services         25.0     37.0       92.5     100.1
    Service Solutions                       (15.9)    14.3       22.0      42.5
    Vehicle Components                        2.3     10.2       25.4      38.2
    Corporate Special Charges                (1.1)     -         (9.3)      -
    General Corporate Expenses               (9.1)    (9.1)     (27.2)    (24.8)
                                         --------  -------  ---------  --------
Total                                    $   26.2  $  87.4  $   176.5  $  227.1
                                         ========  =======  =========  ========

(1) Operating income for the three months ended September 30, 2000 and 1999 includes special charges of $63.8 and $6.1, respectively. Operating income for the nine months ended September 30, 2000 and 1999 includes special charges of $85.5 and $26.2, respectively. Operating income for the three and nine month period ending September 30, 2000 includes a charge against cost of goods sold of $12.3 primarily associated with the Service Solutions segment. See Note 4 for further discussion.

THIRD QUARTER 2000 VS. THIRD QUARTER 1999

Technical Products and Systems

Revenues - In the third quarter of 2000, revenues decreased $34.0 or 16.8% from 1999 primarily due to the disposition of Best Power in the fourth quarter of 1999. Excluding the effect of acquisitions and divestitures revenues increased $22.7 or 16.2% from 1999 due to the introduction of the FC/9000 fibre channel director, international demand for fire detection and building life-safety products, increased domestic demand from the renovation market for building life-safety system service, and sales of vending machines used by the US Postal Service.

Operating Income - In the third quarter of 2000, operating income decreased $10.0 from 1999 primarily due to special charges of $10.0 recorded in the third quarter of 2000 and the disposition of Best Power in the fourth quarter of 1999. See Note 4 for further discussion. Excluding special charges, operating margins increased to 20.8% of revenues from 18.9% in 1999 primarily due to higher revenues, adjusted for the sale of Best Power and improvements throughout the segment offset by increased spending on sales and marketing expenses associated with the FC/9000 product.

Industrial Products and Services

Revenues - In the third quarter of 2000, revenues increased $34.8 or 17.3% from 1999 primarily due to the acquisition of North American Transformer in September 1999 and the acquisition of Fenner Fluid Power in March 2000. Excluding the effect of acquisitions and divestitures, revenues increased $4.6 or 2.3% from 1999 due to strong demand for laboratory equipment and medium-power transformers.

Operating Income - In the third quarter of 2000, operating income decreased $12.0 from 1999 primarily due to special charges recorded in the third quarter of 2000. See Note 4 for further discussion. Excluding special charges and other product changes, operating income increased $10.5 to 20.5% of revenues from 18.9% of revenues in 1999 due to cost reductions as a result of sourcing and engineering efforts and restructuring actions.

Service Solutions

Revenues - In the third quarter of 2000, revenues decreased $19.2 or 11.0% from 1999 primarily due to the timing of several specialty tool programs, including the Worldwide Diagnostic System (WDS) for Ford and emissions programs.

Operating Income - In the third quarter of 2000, operating income declined $30.2 from 1999 primarily due to special charges of $20.3 and $11.2 of charges included in cost of goods sold associated with discontinued product lines and other product changes. See Note 4 for further discussion. Excluding the effect of restructuring and other product changes operating income increased $1.3 to 10.0% of revenues from 8.2% of revenues in 1999. This increase was driven by demand for higher margin diagnostic tools.

Vehicle Components

Revenues - In the third quarter of 2000, revenues decreased $5.4 or 6.0% from 1999 primarily due to the disposition of Acutex in the third quarter of 1999. Excluding acquisitions and divestitures, revenues declined $3.0 or 3.4% from 1999 primarily due to a decline in revenues from the forging business offset by new orders for P-2000 die castings.

Operating Income - In the third quarter of 2000, operating income decreased $7.9 from 1999 primarily due to special charges of $10.0 recorded in the third quarter of 2000. Excluding special charges operating income increased to 14.5% of revenues from 13.4% of revenues in 1999 due to changes in product mix.

NINE MONTHS 2000 VS. NINE MONTHS 1999

Technical Products and Systems

Revenues - In the first nine months of 2000, revenues decreased $126.0 or 21.7% from 1999 primarily due to the disposition of Best Power and Dual-Lite in 1999. Excluding the effect of acquisitions and divestitures, revenues increased $43.1 or 10.7% from 1999 due to the introduction of the FC/9000 fibre channel director, international demand for fire detection and building life-safety products, increased domestic demand from the renovation market for building life safety system service, growth in the cable pressurization product line and sales of vending machines used by the US Postal Service.

Operating Income - In the first nine months of 2000, operating income increased $2.0 from 1999 primarily due to special charges of $10.0 recorded in the third quarter of 2000. See Note 4 for further discussion. Excluding special charges, operating income increased to 18.3% of revenues from 14.8% in 1999 due to process improvements and the divestiture of lower margin businesses offset by increased spending associated with the FC/9000 product.


Industrial Products and Services

Revenues - In the first nine months of 2000, revenues increased $94.4 or 15.4% from 1999 primarily due to internal growth, the acquisition of North American Transformer in September 1999 and the acquisition of Fenner Fluid Power in March 2000. Excluding the effect of acquisitions and divestitures, revenues increased $17.7 or 2.9% from 1999.

Operating Income - In the first nine months of 2000, operating income decreased $7.6 from 1999 primarily due to special charges of $35.9 recorded in the second and third quarter of 2000. See Note 4 for further discussion. Excluding special charges and other product charges, operating income increased $21.2 to 18.3% of revenues from 17.6% in 1999 primarily due to restructuring, sourcing and engineering actions initiated to reduce the structure and cost base of the Company's industrial businesses.

Service Solutions

Revenues - In the first nine months of 2000, revenues increased $29.5 or 6.0% from 1999 primarily due to sales of new electronic diagnostic tools and new warranty tools.

Operating Income - In the first nine months of 2000, operating income decreased $20.5 from 1999 primarily due to special charges of $20.3 and $11.2 of charges included in cost of goods sold associated with discontinued product lines and other product changes. These charges were recorded in the third quarter of 2000. See Note 4 for further discussion. Excluding the effect of special charges and other product changes, operating income increased $11.0 to 10.2% of revenues from 8.6% of revenues in 1999. This increase was driven by demand for higher margin diagnostic tools.

Vehicle Components

Revenues - In the first nine months of 2000, revenues decreased $17.1 or 5.7% from 1999 primarily due to the disposition of Acutex in the third quarter of 1999. Excluding acquisitions and divestitures, revenues increased $9.2 or 3.4% from 1999.

Operating Income - In the first nine months of 2000, operating income decreased $12.8 from 1999 primarily due to special charges of $10.0 recorded in the third quarter of 2000. See Note 4 for further discussion. Excluding special charges, operating income decreased to 12.6% of revenues from 13.9% of revenues in 1999 due to changes in product mix and costs associated with the expansion of a manufacturing facility.

LIQUIDITY AND FINANCIAL CONDITION

The Company's liquidity needs arise primarily from capital investment in equipment, funding working capital requirements to support business growth initiatives, debt service costs, and acquisitions.

CASH FLOW                                      Nine months ended September 30,
                                                    2000              1999
                                             -----------------    -------------
            Cash flow from:
               Operating activities              $   161.4        $     164.9
               Tax on sale of Best Power             (69.0)                 -
               Investing activities                 (302.1)             (58.9)
               Financing activities                  177.5             (133.9)
                                                 ---------        -----------
               Net change in cash balances       $   (32.2)       $     (27.9)
                                                 =========        ===========

Operating Activities - In the first nine months of 2000, cash flow from operating activities before taxes on the sale of Best Power was at the same level as 1999.

Tax on sale of Best Power - In the fourth quarter of 1999, the Company sold Best Power to Invensys plc for $240.0. The $69.0 reduction in cash flow represents the taxes associated with the sale. The large tax expense from this sale was primarily due to $132.2 of non-deductible goodwill from the General Signal acquisition of Best Power in 1995.

Investing Activities - In the first nine months of 2000, the Company used $211.1 of cash to acquire businesses within the Technical Products and Systems, and Industrial Products and Services segments. These acquisitions provide the businesses with the appropriate size, scale, and position in markets that offer opportunities for generating growth and superior results. Capital Expenditures of $91.0 in 2000 were primarily for expansion of manufacturing facilities, new business information systems, and capital investments to support new business programs.

Financing Activities - In the nine months of 2000, cash flow from financing activities consisted primarily of $128.2 net proceeds from the Inrange initial public offering, net borrowings of $84.1 and share purchases of $47.2.

TOTAL DEBT

The following summarizes the total debt outstanding and unused credit availability, as of September 30, 2000:

                                         Total        Amount       Unused Credit
                                       Commitment    Outstanding   Availability
                                      ------------   -----------   -------------
        Revolving loan                $      425.0    $    85.0    $   310.1(1)
        Tranche A loan                       537.5        537.5            -
        Tranche B loan                       497.5        497.5            -
        Medium term notes                     50.0         50.0            -
        Industrial revenue bonds              16.1         16.1            -
        Other borrowings                      12.7         12.7            -
                                      ------------    ---------    ---------
          Total                       $    1,538.8    $ 1,198.8    $   310.1
                                      ============    =========    =========

           (1) Decreased by $29.9 of facility letters of credit outstanding at September 30, 2000, which reduce the unused credit availability.

The Credit Facility is secured by substantially all of the assets of the Company (excluding EGS) and requires the Company to maintain certain leverage and interest coverage ratios. Under the most restrictive of the financial covenants, the Company is required to maintain (as defined) a maximum debt to earnings before interest, income taxes, depreciation and amortization ratio and a minimum interest coverage ratio. Under the Credit Facility, the operating covenants limit, among other things, additional indebtedness by the Company and its subsidiaries, the sale of assets, capital expenditures, mergers, acquisitions and dissolutions, and share repurchases. At September 30, 2000, the Company was in compliance with its financial covenants.

Management believes that cash flow from operations and the Credit Facility will be sufficient to meet operating cash needs, including working capital requirements, capital expenditures and debt service costs in the next twelve months. The Company believes it has sufficient access to capital markets for internal growth and acquisition activity.

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

Pending Patent Litigation - The Company believes that it should ultimately prevail on a pending patent infringement claim that it is pursuing against Snap On, Inc. which could result in a significant judgment favorable to the Company. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded. See Note 16 to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K for further discussion.

Pension Income - The Company's pension plans have plan assets significantly in excess of plan obligations. This overfunded position results in pension income as the increase in market value of the plans' assets exceeds costs associated with annual employee service. There can be no assurance that future periods will include significant amounts of net pension income.

Significance of Goodwill and Intangibles - The Company had net goodwill and intangibles of $1,207.8 and shareholders' equity of $651.1 at September 30, 2000. The Company amortizes its goodwill and intangible assets on a straight-line basis over lives ranging from 10 to 40 years. There can be no assurance that circumstances will not change in the future that will affect the useful lives or carrying value of the Company's goodwill and intangibles.

EVA Incentive Compensation - The Company utilizes a measure known as Economic Value Added ("EVA(R)") for its incentive compensation plans. EVA is internally computed by the Company based on Net Operating Profit After-Tax less a charge on the capital invested in the Company. These computations use certain assumptions that vary from generally accepted accounting principles ("GAAP"). EVA is not a measure under GAAP and is not intended to be used as an alternative to net income and measuring operating performance presented in accordance with GAAP. The Company believes that EVA, as internally computed, does bear a strong correlation to the ultimate returns to the Company's shareholders. Annual incentive compensation expense is dependent upon the annual change in EVA, relative to preestablished improvement targets, and the expense can vary significantly.

Accounting Pronouncements - Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and FAS 138, will become effective January 2001, and establishes accounting and reporting standards for derivative instruments and hedging contracts. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. Management is currently analyzing the impact of this statement, but does not anticipate that the effect on the Company's results of operations will be material.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. SAB 101 is effective for the fourth quarter ended December 31, 2000. Changes, if any, in our revenue recognition policy resulting from SAB 101 generally would not involve the restatement of prior period financial statements, but would, to the extent applicable, be reported as a change in accounting principle in the quarter ending December 31, 2000, as if SAB 101 had been adopted on January 1, 2000. Management does not anticipate that the effect on the Company's results of operations and financial position will be material.

In July of 2000, the Emerging Issues Task Force released Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Revenues and Costs". The EITF reached final consensus in September 2000 noting that amounts billed, if any, for shipping and handling should be included in revenue. If shipping and handling costs are significant and are not included in cost of sales, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. EITF 00-10 is effective in the fourth quarter of 2000. Management is currently analyzing the impact of this statement, but does not anticipate that the effect on the Company's results of operations will be material.

The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the safe harbor created thereby. These forward looking statements, which reflect management's current views with respect to future events and financial performance, are subject to certain risks and uncertainties, including but not limited to those matters discussed above. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. Reference is made to the Company's 1999 Annual Report on Form 10-K for additional cautionary statements and discussion of certain important factors as they relate to forward looking statements. In addition, management's estimates of future operating results are based on the current complement of businesses, which is constantly subject to change as management implements its fix, sell or grow strategy.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe the Company's exposure to market risk has significantly changed since year-end 1999 and does not believe that such risks will result in significant adverse impacts to the Company's results of operations

PART II - OTHER INFORMATION

Item 5.  Other Information

On August 22, 2000, the Board of Directors approved the grant of options to purchase an aggregate of 2,500,000 shares of the Company's Common Stock to certain executive officers. The exercise prices of the options are significantly above the fair market value of the Company's Common Stock on the date of grant. Each individual Stock Option Award is comprised of four equal tranches with exercise prices of $210, $240, $270 and $300. These options vest on the earliest of August 22, 2005, the date of a change of control, and the date of termination of employment (each as described in the individual Stock Option Awards). In addition, these options expire on August 21, 2010 (or earlier in the event of termination of employment), contain a reload feature and provide tax withholding rights.


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             (2)     None.

             (3)     None.

             (4)     None

             10(i) Stock Option Award dated as of August 22, 2000 between SPX Corporation and Thomas J. Riordan.

             (ii) Stock Option Award dated as of June 23, 1999 between SPX Corporation and John B. Blystone.

             (iii) Stock Option Award dated as of August 22, 2000 between SPX Corporation and John B. Blystone.

             (iv) Stock Option Award dated as of May 10, 1999 between SPX Corporation and Robert B. Foreman.

             (v) Stock Option Award dated as of August 22, 2000 between SPX Corporation and Robert B. Foreman.

             (vi) Stock Option Award dated as of August 26, 1998 between SPX Corporation and Christopher J. Kearney.

             (vii) Stock Option Award dated as of August 22, 2000 between SPX Corporation and Christopher J. Kearney.

             (viii) Stock Option Award dated as of August 22, 2000 between SPX Corporation and Lewis M. Kling.

             (ix) Stock Option Award dated as of April 23, 1997 between SPX Corporation and Patrick J. O'Leary.

             (x) Stock Option Award dated as of June 23, 1999 between SPX Corporation and Patrick J. O'Leary.

             (xi) Stock Option Award dated as of August 22, 2000 between SPX Corporation and Patrick J. O'Leary.

             (xii) Stock Option Award dated as of December 10, 1997 between SPX Corporation and Thomas J. Riordan.

             (xiii) Stock Option Award dated as of February 26, 1997 between SPX Corporation and John B. Blystone.

             (xiv) Nonqualified Stock Option Agreement dated as of October 14, 1996 between SPX Corporation and Patrick J. O'Leary.

             (xv) FIRST AMENDMENT, dated as of August 22, 2000, to the Credit Agreement, dated as of October 6, 1998 and as amended and restated as of February 10, 2000, among SPX CORPORATION, a Delaware corporation, the several banks and other financial institutions or entities parties thereto, BANK ONE, NA, as documentation agent, and THE CHASE MANHATTAN BANK, as administrative agent for the Lenders.

             (11)    Statement regarding computation of earnings per share. See
                     Note 7 to the Consolidated Financial Statements.

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


                                            SPX CORPORATION
                                            ---------------
                                             (Registrant)



Date:  November 13, 2000                      By  /s/ John B. Blystone
                                                --------------------------------
                                             John B. Blystone
                                             Chairman, President and
                                             Chief Executive Officer




Date:  November 13, 2000                      By  /s/ Patrick J. O'Leary
                                                --------------------------------
                                             Patrick J. O'Leary
                                             Vice President, Finance,
                                             Treasurer and Chief
                                             Financial Officer

Date:  November 13, 2000
                                             By /s/ Ron Winowiecki
                                                --------------------------------
                                             Ron Winowiecki
                                             Chief Accounting Officer