Form 10-K405
period 2000-12-31
SPX CORP
filed 2001-03-09
CIK 88205

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   Form 10-K
     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO

                            COMMISSION FILE NUMBER: 1-6948

                                    SPX CORPORATION
                (Exact name of registrant as specified in its charter)

                          DELAWARE                                        38-1016240
              (State or other jurisdiction of                          (I.R.S. Employer
               incorporation or organization)                         Identification No.)
        700 TERRACE POINT DRIVE, MUSKEGON, MICHIGAN                       49443-3301
          (Address of principal executive offices)                        (Zip Code)
    Registrant's telephone number, including area code:                  231-724-5000
Securities registered pursuant to Section 12(b) of the Act:

                                         NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                   WHICH REGISTERED
----------------------------------  ----------------------------------
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

                       $3,257,876,000 AS OF MARCH 8, 2001
                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                     30,447,446 SHARES AS OF MARCH 8, 2001
                            ------------------------

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING ON APRIL 25, 2001 ARE INCORPORATED BY REFERENCE INTO PART III.

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

(All dollar amounts are in millions, except per share data)

FORWARD-LOOKING INFORMATION

     Some of the statements in this document and any documents incorporated by reference constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industries' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in this document and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

     We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. In addition, our estimates of future operating results are based on our current complement of businesses, which is constantly subject to change as we implement our fix, sell or grow strategy.

SPX BUSINESS

     We are a global multi-industry company that is focused on profitably growing our businesses that have scale and growth potential, enabling us to continue to grow sales, earnings and cash flow. Our strategy is to create market advantages through product and technology leadership, by expanding our service offerings to full customer solutions and by building critical mass through strategic acquisitions.

     We are a global provider of technical products and systems, industrial products and services, service solutions, and vehicle components. Our products include storage area network, fire detection and building life-safety products, TV and radio broadcast antennas and towers, transformers, substations and industrial mixers and valves. Our products and services also include specialty service tools, diagnostic systems, service equipment, technical information services and vehicle components. With over 14,000 employees worldwide, we are a multinational corporation with operations in 19 countries.

     Actual revenues for 2000 and 1999 and pro forma revenues for 1998 are presented below. The pro forma results reflect the General Signal merger. See
Note 2 to the consolidated financial statements for further discussion.

                                                                                  PRO
                                                         ACTUAL      ACTUAL      FORMA
                                                          2000        1999        1998
                                                        --------    --------    --------
Revenues:
  Technical Products and Systems......................  $  634.0    $  781.1    $  718.8
  Industrial Products and Services....................     982.9       844.9       819.8
  Service Solutions...................................     702.1       699.6       611.3
  Vehicle Components..................................     359.9       386.7       369.5
                                                        --------    --------    --------
                                                        $2,678.9    $2,712.3    $2,519.4
                                                        ========    ========    ========

TECHNICAL PRODUCTS AND SYSTEMS

     The operations in the Technical Products and Systems segment are focused on solving customer problems with complete technology-based systems. The emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions.

     The Technical Products and Systems segment includes four operating units:

        - networking and switching products for storage, data and telecommunications networks,

        - fire detection and building life-safety systems,

        - TV and radio transmission systems and

        - automated fare collection systems.

     Networking and Switching Products -- This unit, Inrange Technologies, specializes in the design, manufacture, marketing and service of networking and switching products for storage, data and telecommunications networks, including fibre channel directors for storage area networks. Inrange's products provide fast and reliable connections among networks of computers and related devices. These products are used in Fortune 2000 businesses and other enterprises that operate large-scale and diverse systems where open connectivity, reliability and continuous availability are critical. Inrange focuses on high-end, large-scale, fault tolerant products. Inrange's products have been installed at over 2,000 sites in 90 countries and are designed to be compatible with various vendors' products and multiple communication standards and protocols. Competitors include Brocade, McData and NetScout.

     Inrange's fibre channel products are being developed to satisfy the growth in storage and server connection requirements that are being driven by the e-business revolution. Inrange was the first company in the fibre channel arena to have developed, built and shipped a very large scale 64 port, fully redundant director to enable the high-speed communications needed for today's expanding storage area networks. A 128 port fibre channel director is expected to be introduced in 2001.

     We plan to invest significantly in research and development and acquisitions in order to be a leader in the technological advances in this industry. During 2000, Inrange completed the acquisitions of Computerm Corporation and Varcom Corporation. Computerm's high performance channel extension products and services allow storage networking applications to operate over wide area networks. Two of Varcom's key network management offerings are fully integrated into Inrange's Universal TouchPoint Architecture(TM).

     In September 2000, Inrange issued its class B common stock for cash in an initial public offering. As a result of the initial public offering, we owned approximately 89.5% of the outstanding shares of Inrange common stock. We own 100% of outstanding class A common stock, which represents approximately 98% of the combined voting power of all classes of Inrange voting stock. The Inrange IPO resulted in net cash proceeds to Inrange of $128.2 million and a pre tax gain of $98.0 ($57.6 million after-tax) recorded in our consolidated financial statements in the third quarter of 2000.

     For additional information about Inrange, please see Inrange's registration statement on Form S-1 and Inrange's other public filings.

     Building Life-Safety Systems -- This unit, Edwards Systems Technology, produces and services fire detection products and integrated life-safety systems to protect buildings and their occupants. These products are sold under the EST, Mirtone, Edwards and Ziton brand names, and are also private branded for a number of the world's leading building automation companies. Edwards' products range from sensing devices with associated alarms to microprocessor-based fire detection control equipment for commercial, institutional and industrial customers. These systems take advantage of mandated fire protection standards by integrating additional building control systems and bringing security and access control up to fire system standards. This eliminates the need for separate installations for fire protection, access control and closed circuit TV systems.

     Edwards currently has the exclusive worldwide license for occluded optical technology. This patented technology provides an improved strobe light pattern, allowing for a low profile style that is aesthetically pleasing and more cost effective to manufacture as well as install. The acquisition of Ziton SA (Pty) Ltd. in September 2000 added complementary technology, improved Edwards' global position and provided internationally based manufacturing capabilities. The unit's main competitors include Simplex, Pittway and Cerberus.

     TV and Radio Transmission Systems -- Dielectric produces analog and digital TV antennas, transmission lines and radio frequency filter systems for the TV market, and cable dehydrator systems for communications infrastructure. Its products, which include filters and combiners, transmission lines, antennas and towers, are sold under the Dielectric brand name. Dielectric is a leading supplier in the United States of broadcast antenna systems, including an array of new products designed for the emerging digital transmission technology or what is commonly known as High Definition Television, or HDTV. Dielectric also is a leading supplier of antennas to FM radio stations and cable pressurization equipment to telecommunications companies worldwide. Key competitors include Myat and Andrew.

     One of the growth drivers for this business is the emergence of HDTV in the United States. The FCC has required that TV broadcasters transmit digital signals, which are required by HDTV, by 2003. Since the usage of digital TV in the United States is just beginning to emerge, TV broadcasters are required to continue to transmit analog signals simultaneously with digital signals. We expect Asia and South America eventually to follow U.S. standards, which may further induce growth into this business. In the meantime, demand for analog antenna systems continues to grow due to the desire for dual systems.

     Our strategy for growing this business is to ultimately supply all the products and services in the transmission system from the output transmitter to the tower. One example is our acquisition of Central Tower for approximately $16.0 in January 2001. Central Tower is a multifunctional provider of communications structures including HDTV, broadcasting, two-way radio, cellular, paging and personal communications services.

     Automated Fare Collection Systems -- This unit manufactures and sells automated fare collection systems for bus and rail transit systems, as well as for postal vending, under the GFI Genfare brand. GFI Genfare is a leader in bus fare collection systems in North America. While GFI Genfare is a market leader on the bus side, it is a relatively small player in the rail business with potential for growth. Demand for automated fare transit systems as well as the level of federal funding is at a five-year high. This unit's main competitor is Cubic.

     GFI Genfare developed the Windows NT-based "System 7" management software for its new generation Odyssey fare box. This technology provides municipal transit systems with the custom transit data analysis and reporting features they are demanding.

INDUSTRIAL PRODUCTS AND SERVICES

     The strategy of the Industrial Products and Services segment is to provide "Productivity Solutions for Industry." The business emphasis is on introducing new related services and products, as well as focusing on the replacement parts and service elements of the business and growing through acquisitions. This segment includes operations that design, manufacture and market power transformers, industrial valves, mixers, laboratory and industrial ovens and freezers, material handling systems and electric motors for industrial chemical companies, pulp and paper manufacturers, laboratories and utilities.

     Power Systems -- We believe our power systems unit, Waukesha Electric Systems, is the domestic leader in both medium and large power transformers. We believe we are also one of the nation's foremost producers of modular substations. These products are sold under the Waukesha Electric Systems and North American Transformer brand names to electrical utilities and heavy industries such as paper, steel, mining, chemical and petrochemical. Key competitors include Kuhlman, ABB and GE-Prolec.

     North American Transformer, which we acquired in the fall of 1999, added large power transformers extending Waukesha's traditional medium power market focus.

     Consumption of power is on the rise, and deregulation is driving demand from independent power producers and industrial consumers. Waukesha has prospects for additional growth in an expanding customer base in the industrial, commercial and international markets. The acquisition of High Voltage Supply in October 2000 expanded the replacement parts service offerings of this business.

     We plan to grow this business by expanding the modular substation product line and by making acquisitions like High Voltage Supply that provide replacement parts and additional services. The deregulation of the electric utility industry, which is leading the utilities to go through a capacity expansion, is also expected to drive Power Systems' sales. To support this growth, we are committing approximately $20 million of capital expenditures in 2001 to expand capacity in this business. We expect that the additional capacity will be available in mid-summer 2001.

     This unit is working with the Department of Energy and a consortium of private companies to build the world's largest high-temperature superconductivity power transformer. This new technology is intended to, over the long term, provide performance and efficiencies in transmitting electrical power.

     Industrial Valves -- We are a leading producer of industrial valves for gases, liquids, slurries and dry solids. We sell these products primarily to water supply and wastewater treatment plants, pulp and paper manufacturing and chemical processing industries under the DeZurik, PowerRac, Maxum, and Copes-Vulcan brand names. The acquisition of Copes-Vulcan in September 2000 provides new technology, complementary products and services, and an expanded international presence. We intend to grow our valve business by expanding our parts and service offerings, and introducing new products.

     Industrial Fluid Mixers and Agitators -- We are a global producer of industrial fluid mixers and agitators, which we sell to the water and wastewater treatment, chemical processing and minerals processing industries under the Lightnin brand name. This unit competes with Chemineer and EKATO. We intend to grow this business by expanding our parts and service offerings, and introducing new products.

     Lab & Industrial Ovens and Freezers -- Revco Technologies produces ultra-low temperature, or ULT, freezers and specialized ovens for laboratories and hospitals. This unit's products are sold under the Revco, Queue, Puffer, Hubbard and Harris brand names. Revco is a market leader in ULT freezers, and refrigerators used in life science, clinical and industrial research labs. The acquisition of Jewett in September 2000 provides increased global presence, particularly in the blood and plasma markets. Revco intends to expand into the European market. The markets for Revco products, primarily life sciences, have been growing.

     Lindberg is a manufacturer of industrial ovens and furnaces that process metal and electronic components used in a wide range of products including automobiles, aircraft and computers. The brand names are Lindberg and Blue M. The end markets include laboratories, metal processing and electronics industries. Key competitors in this area include Surface Combustion, Sanyo and Despatch. This business unit also produces a line of crystal growing equipment, marketed under the well-known Kayex brand. Leybold is the main competitor for this product line.

     Hydraulic Systems -- We are a leading producer and marketer of medium and high-pressure hydraulic pumps and high force tools. These products are marketed under the SPX Fluid Power, Power Team and Hytec brand names. In March 2000, we completed the acquisition of Fenner Fluid Power, a provider of medium-pressure hydraulic power systems components with operations in Rockford, Illinois and Romford, England. Customers include the construction, aerospace and industrial maintenance markets. This division competes with Enerpac, Monarch and Haldex Barnes.

     Material Handling Systems -- We manufacture and sell coal feed systems and boiler auxiliary controls primarily to electric utilities and paper manufacturers, as well as flow measurement devices for water and wastewater treatment. The products are sold under the Stock Equipment, Solvera and BIF brand names.

     Electric Motors -- We produce universal, blower and permanent magnet fractional horsepower electric motors under the GS Electric brand name. These motors are sold primarily to home appliance manufacturers. This unit competes with Ametek, Northland and Mamco.

SERVICE SOLUTIONS

     Service Solutions includes operations that design, manufacture and market a wide range of specialty service tools, hand-held diagnostic systems and service equipment, and technical and training information, primarily to the motor vehicle industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors. The Service Solutions segment includes three operating units:

     - Diagnostic Systems and Service Equipment,

     - Specialty Tools, and

     - Technical Information and Other Services.

     Diagnostic Systems and Service Equipment -- Diagnostic Systems and Service Equipment designs, manufactures and markets hand-held diagnostic systems and service equipment for original equipment manufacturers, or OEMs, national accounts and independent repair facilities, and is the largest portion of the Service Solutions segment. Diagnostic systems are sold under the OTC, Bear, Tecnotest, Robinair and Allen Testproducts brand names. The products compete with brands such as Snap-On and ESP. We intend to grow this business by developing new service solution capabilities and strengthening alliances in hand-held diagnostics.

     Specialty Tools -- We believe we are the world leader in the design, manufacture and marketing of specialty service tools for motor vehicle manufacturers' dealership networks. We are also a major producer of electronic engine diagnostic equipment and emissions testing equipment in North America and Europe. The key competitive factors influencing the sale of specialty service tools are design expertise, timeliness of delivery, quality, service and price. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle systems design and the number of dealerships, and are not directly dependent on the volume of vehicles produced by the motor vehicle manufacturers.

     Technical Information and Other Services -- This unit provides customers with integrated service, technical and training information for vehicle OEMs. We also administer dealer equipment programs for OEMs, including General Motors, DaimlerChrysler, Nissan Motor, Hyundai, Mobil, Michelin and Mercedes-Benz.

VEHICLE COMPONENTS

     In the Vehicle Components segment, we supply high-integrity aluminum and magnesium die-castings, forgings, automatic transmission and small engine filters, and transmission kits for OEMs. We also supply automatic transmission, and small engine filters and transmission kits for aftermarket customers.

     Die-Castings and Forgings -- This division produces precision aluminum and magnesium die-cast parts for automotive steering and suspension systems and other assorted automotive/light truck uses. Primary products in this area include steering column parts, rack-and-pinion components and other castings such as components for fuel systems, clutches and transmissions. Our proprietary P2000 casting process is in demand in Europe, providing growth opportunities for this unit.

     Filtration Systems -- This unit is a leading producer of automatic transmission filters, filters for small engines and other industrial filtration products. It has a leading position in automatic transmission filters in the U.S. and Canadian OEM markets and aftermarkets, and the European OEM market.

EGS ELECTRICAL GROUP LLC

     The EGS Electrical Group is a joint venture between SPX and Emerson Electric. We currently hold a 44.5% interest in the joint venture. EGS operates in fifteen states and five foreign countries and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. Approximately 15% of the venture's assets are located outside the United States, primarily in Canada and France. We account for our investment in EGS under the equity method of accounting, on a three-month lag basis. See Note 9 to the consolidated financial statements for further discussion.

INTERNATIONAL OPERATIONS

     We are a multinational corporation with operations in nineteen countries. Our international operations are subject to the risk of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments and other risks attendant to the countries in which they are located.

     Our total export sales from the United States to both affiliated and unaffiliated customers were as follows:

                                                            2000      1999      1998
                                                           ------    ------    ------
Export sales:
     To unaffiliated customers...........................  $242.7    $247.5    $181.9
     To affiliated customers.............................    81.7      80.1      77.0
                                                           ------    ------    ------
          Total..........................................  $324.4    $327.6    $258.9
                                                           ======    ======    ======

     See Note 3 to the consolidated financial statements for more information on our business segments and geographic areas.

RESEARCH AND DEVELOPMENT

     We are actively engaged in research and development programs designed to improve existing products and manufacturing methods and to develop new products. These efforts encompass all of our products with divisional engineering teams coordinating their resources. We have placed particular emphasis on the development of new products that are compatible with, and build upon, our manufacturing and marketing capabilities.

     We spent approximately $74.5 on research activities relating to the development and improvement of our products in 2000, $76.0 in 1999 and $73.4 in 1998.

PATENTS/TRADEMARKS

     We own over 400 domestic patents, including over 40 domestic patents that were issued in the year 2000, and numerous foreign patents covering a variety of our products and manufacturing methods, and we also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our businesses, we do not consider any single patent or trademark to be of such material importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. See Note 15 to the consolidated financial statements for further discussion. Also please refer to "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Condition and "Forward-Looking Information" presented above.

RAW MATERIALS

     We manufacture many of the components used in our products. We also purchase a variety of basic materials and component parts. We believe that we will generally be able to obtain adequate supplies of major items or reasonable substitutes at reasonable costs.

COMPETITION

     Although our businesses are in highly competitive markets, the competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all of the same product lines or serve all of the same markets, nor are reliable comparative figures available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovation. These methods vary with the type of product sold. We believe that we can compete effectively on the basis of each of these factors as they apply to the various products offered.

ENVIRONMENTAL MATTERS

     See Note 15, Commitments and Contingent Liabilities, of the consolidated financial statements for information regarding environmental matters.

EMPLOYMENT

     At December 31, 2000, we had approximately 14,000 employees. Approximately 2,175 employees are represented by nine different collective bargaining units. We have generally experienced satisfactory labor relations at our various locations.

OTHER MATTERS

     No customer or group of customers under common control accounted for more than 10% of our consolidated sales.

     All of our businesses are required to maintain sufficient levels of working capital to support customer requirements, particularly inventory. Our businesses' sales terms and payment terms are generally similar to our competitors.

     The majority of our businesses tend to be nonseasonal and closely follow changes in the industrial and motor vehicle markets and general economic conditions.

ITEM 2. PROPERTIES

     The following is a list of our principal properties, classified by segment:

                                                                         APPROXIMATE         PERCENT
                                                            NO. OF         SQUARE        ---------------
                                        LOCATION          FACILITIES       FOOTAGE       OWNED    LEASED
                                   -------------------    ----------    -------------    -----    ------
                                                                        (IN MILLIONS)
Technical Products and             7 states and 4             14             0.9          60%      40%
  Systems......................    foreign countries
Industrial Products and            13 states and 8            52             4.0          84%      16%
  Services.....................    foreign countries
Service Solutions..............    5 states and 9             28             1.3          71%      29%
                                   foreign countries
Vehicle Components.............    9 states and 1             16             1.3          89%      11%
                                   foreign country
                                                             ---             ---
Total..........................                              110             7.5          80%      20%
                                                             ===             ===

     In addition to manufacturing plants we lease our executive offices in Muskegon, Michigan and various sales and service locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes. Virtually all of these assets are collateral in our debt agreements. See Note 13 to the consolidated financial statements for further discussion.

ITEM 3. LEGAL PROCEEDINGS

     See Note 15, Commitments and Contingent Liabilities, of the consolidated financial statements for a discussion of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ADDITIONAL ITEM -- EXECUTIVE OFFICERS OF REGISTRANT

                                                                                     EXECUTIVE
                                                                                      OFFICER
NAME AND AGE                                          OFFICE                           SINCE
------------                                          ------                         ---------
John B. Blystone (47).........  Chairman, President and Chief Executive Officer        1995(1)
Christopher J. Kearney (45)...  Vice President, Secretary and General Counsel          1997(2)
Patrick J. O'Leary (43).......  Vice President Finance, Treasurer and Chief            1996(3)
                                Financial Officer
Robert B. Foreman (43)........  Vice President, Human Resources                        1999(4)
Thomas J. Riordan (44)........  President, Service Solutions                           1997(5)
Lewis M. Kling (55)...........  President, Communications and Technology Systems       1999(6)

---------------

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

(3) Effective October 1996, Mr. O'Leary was appointed Vice President Finance, Treasurer, and Chief Financial Officer. From 1994 through September 1996, he served as Chief Financial Officer and director at Carlisle Plastics, Inc. From 1982 through 1994, he served in various managerial capacities at Deloitte & Touche LLP, becoming Partner in 1988.

(4) Effective May 1999, Mr. Foreman was appointed Vice President, Human Resources. From 1992 through April 1999, he served as Vice President, Human Resources at PepsiCo International, based in Asia Pacific where he worked for both the Pepsi and Frito-Lay International businesses. From 1986 through 1992, he served in various managerial capacities in PepsiCo's domestic operations.

(5) Effective October 1997, Mr. Riordan was appointed President, Service Solutions. From February 1996 through September 1997, he served as President OE Tool & Equipment division of the company. From September 1994 through January 1996, he served as President of Consolidated Sawmill Machinery International, Inc. From 1991 through 1994, he was Vice President of Manufacturing at IVEX Corporation

(6) Effective December 1999, Mr. Kling was elected an officer of the company. In December of 1998, Mr. Kling was appointed President, Communications and Technology Systems. From June 1997 through October 1998, he served as President, Dielectric Communications. From December 1994 to June 1997, he served as Senior Vice President and General Manager of Commercial Avionic Systems business of Allied Signal Corporation. From June 1990 through December 1994, he was Vice President & General Manager of the Electronic Systems Division of Harris Corporation.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol "SPW."

     Set forth below are the high and low sales prices for SPX common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2000 and 1999.

                                                             HIGH        LOW
                                                           --------    --------
2000
  4th Quarter............................................  $147        $ 90 1/2
  3rd Quarter............................................   186         118 5/16
  2nd Quarter............................................   124 1/2      89 7/8
  1st Quarter............................................   122          74
1999
  4th Quarter............................................  $ 92 3/4    $ 73
  3rd Quarter............................................    94          80 3/16
  2nd Quarter............................................    87 1/8      50 11/16
  1st Quarter............................................    71 3/4      48 3/4

     We have not paid dividends in 2000 or 1999, and we do not intend to pay dividends on our common stock. We have determined that for the foreseeable future any distribution of earnings will be in the form of open market purchases when deemed appropriate by management and the Board of Directors. We currently are authorized to repurchase $111.2 of our shares. See "Stock Buyback" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The approximate number of shareholders of record of our common stock as of December 31, 2000 was 5,664.

     We are subject to a number of restrictive covenants under various debt agreements. Please see Note 13 to the consolidated financial statements for further discussion.

ITEM 6. SELECTED FINANCIAL DATA

                                            AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------
                                   2000          1999          1998          1997          1996
                                 --------      --------      --------      --------      --------
                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS(1)
Revenues.......................  $2,678.9      $2,712.3      $1,825.4      $1,954.6(9)   $2,065.0
Operating income (loss)(2).....     276.1         313.4         (39.5)        181.5         223.1
Gain on Issuance of Inrange
  Stock(3).....................      98.0            --            --            --            --
Other (expense) income,
  net(4).......................      22.2          64.3          (0.5)         72.7          20.8
Equity in earnings of EGS(5)...      34.3          34.7          40.2          11.8            --
Interest expense, net(6).......     (95.0)       (117.6)        (45.1)        (13.2)        (21.5)
                                 --------      --------      --------      --------      --------
Income (loss) before income
  taxes........................     335.6         294.8         (44.9)        252.8         222.4
Income tax (expense) benefit...    (137.3)       (187.3)          3.2        (121.8)        (89.0)
                                 --------      --------      --------      --------      --------
Income (loss) from continuing
  operations...................     198.3         107.5         (41.7)        131.0         133.4
Discontinued operation, net of
  tax..........................        --            --            --           2.3            --
Cumulative effect of accounting
  change(7)....................        --            --            --          (3.7)           --
Extraordinary item, net of
  tax..........................      (8.8)         (6.0)           --            --            --
                                 --------      --------      --------      --------      --------
Net income (loss)..............  $  189.5      $  101.5      $  (41.7)     $  129.6      $  133.4
                                 ========      ========      ========      ========      ========
Income (loss) per share from
  continuing operations:
  Basic........................  $   6.15      $   3.50      $  (1.94)     $   6.23      $   6.41
  Diluted......................      5.97          3.46         (1.94)         6.22          6.25
Weighted average number of
  common shares outstanding:
  Basic........................      30.8          30.8          21.5          21.0          20.8
  Diluted......................      31.8          31.1          21.5          21.1          21.9
Dividends paid.................        --            --         820.7(8)       51.7          47.6
Other Financial Data:
  Total assets.................  $3,164.6      $2,846.0      $2,968.3      $1,388.0      $1,551.0
  Total debt...................   1,295.6       1,114.7       1,515.6         216.4         206.9
  Other long-term
     obligations...............     595.5         521.8         431.9         174.4         166.7
  Shareholders' equity.........     608.2         552.3         390.5         629.7         743.8
  Capital expenditures.........     123.3         102.0          69.2          56.5          59.3
  Depreciation and
     amortization..............     110.9         105.4          69.4          65.3          69.2

---------------

(1) On October 6, 1998, we completed the merger of SPX and GSX, which was accounted for as a reverse acquisition of SPX by GSX. See Note 2 of the consolidated financial statements for further discussion.

(2) We recorded special charges of $90.9 in 2000 primarily associated with restructuring initiatives to consolidate manufacturing facilities, rationalize certain product lines and asset impairments.

     In 1999, we recorded special charges of $38.4 associated with restructuring actions initiated throughout the businesses.

     In the fourth quarter of 1998, we recorded special charges of $101.7, which included $69.3 of costs associated with closing the former GSX corporate office and $32.4 of restructuring costs related to GSX operations. Additionally, we recorded $102.7 of other one-time charges related to the General Signal merger and the restructuring.

     In 1997, we recorded $27.9 of charges for asset valuations, restructuring charges, lease termination costs and other matters, offset by a $10.0 gain on the settlement of patent litigation and the sale of related patents.

     In 1996, we recorded a charge of $13.7 for asset write-downs, lease termination costs, severance, warranty repairs, environmental matters, insurance recovery of destroyed assets, and a royalty settlement. See Note 4 of the consolidated financial statements for further discussion of special charges.

(3) In 2000, Inrange Technologies, a subsidiary of SPX, issued 8,855,000 shares of its class B common stock for cash in an initial public offering. Accordingly, we recorded a $98.0 million pretax gain. See Note 5 to the consolidated financial statements for further discussion.

(4) In 2000, we recorded a $23.2 million pretax gain on the settlement of a patent infringement suit against American Power Conversion Corporation. See
     Note 15 to the consolidated financial statements for further discussion.

     In 1999, we recorded pretax gains of $23.8 associated with the divestiture of Best Power and $29.0 associated with the divestiture of Dual-Lite and an investment in a Japanese joint venture. Additionally, in 1999 we recorded a gain of $13.9 on the sale of marketable securities.

     In 1997, we recorded a $63.7 gain on the sale of General Signal Power Group and a $9.0 gain on the sale of an equity interest in a Mexican company.

     In 1996, we recorded a gain on the sale of Kinney Vacuum Company.

(5) These amounts represent our share of the earnings of EGS, formed during the third quarter of 1997. See Note 9 to the consolidated financial statements for further discussion.

(6) The increase in interest expense after 1997 relates to the General Signal merger. See Notes 2 and 13 to the consolidated financial statements for further discussion.

(7) In November 1997, the Emerging Issues Task Foce of the FASB issued consensus 97-13, "Accounting for Costs Incurred in Connection with a Consulting Engagement or an Internal Project that Combines Business Process and Reengineering and Information Technology Transformation" (EITF 97-13) EITF 97-13 required all previously capitalized business process reengineering costs to be expensed as a cumulative effect of a change in accounting principle. We recorded a charge of $3.7, net of tax, in connection with EITF 97-13 in the fourth quarter of 1997.

(8) Includes the special dividend of $784.2 related to the General Signal merger in 1998.

(9) During the third quarter of 1997, we sold General Signal Power Group and contributed substantially all of the assets of General Signal Electrical Group to EGS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with our consolidated financial statements and the related notes. All dollar amounts are in millions except per share amounts.

OVERVIEW

     We are a global provider of technical products and systems, industrial products and services, service solutions, and vehicle components. Our products include storage area network, fire detection and building life-safety products, TV and radio broadcast antennas and towers, transformers, substations and industrial mixers and valves. Our products and services also include specialty service tools, diagnostic systems, service equipment, technical information services and vehicle components. With over 14,000 employees worldwide, we are a multinational corporation with operations in 19 countries.

     Listed below is a summary of non-operating gains, special charges and other charges:

INRANGE IPO

     In September 2000, Inrange Technologies, one of our business units, issued 8,855,000 shares of its class B common stock for cash in an initial public offering. Proceeds from the offering, based on the offering price of $16.00 per share, net of expenses, were $128.2. Accordingly, we recorded a pretax gain of $98.0 ($57.6 after-tax) in the third quarter of 2000. See Note 5 of the consolidated financial statements for further discussion of the gain on issuance of Inrange stock.

OTHER INCOME

     In 2000, other income of $22.2 is primarily comprised of the settlement of a patent infringement suit by General Signal Power Systems, against American Power Conversion Corporation. We received gross proceeds of $48.0 and recognized a pretax gain of $23.2, net of legal costs and other related expenses ($13.7 after-tax). In 1999, other income of $64.3 is primarily comprised of a $23.8 pretax gain on the sale of Best Power, a $29.0 gain on the sale of Dual-Lite and our 50% investment in a Japanese joint venture, and a $13.9 gain on the sale of marketable securities.

SPECIAL CHARGES

     As part of our Value Improvement Process(R), we right size and consolidate operations to drive results. Additionally, due to our aggressive acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity to maximize EVA improvement. As an outcome of this process, we recorded special charges of $90.9 in 2000, $38.4 in 1999 and $101.7 in 1998. These special charges are primarily associated with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. See Note 4 to the consolidated financial statements for further discussion.

OTHER CHARGES

     During 2000 and 1998, we recorded certain other charges. In 2000, we recorded $12.3 of charges against cost of goods sold for discontinued products associated with restructuring and other product changes primarily in the Service Solutions segment. In 1998, we recorded $5.5 of charges in the third quarter associated with the termination of a plan to spin off Inrange Technologies. In the fourth quarter of 1998, we recorded $102.7 of charges primarily associated with information obtained as a result of the General Signal merger, operating actions initiated during the quarter, and new management's review of the former GSX businesses' assets and liabilities. See Note 4 to the consolidated financial statements for further discussion.

RESULTS OF OPERATIONS -- COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

CONSOLIDATED HISTORICAL

                                                         2000        1999        1998
                                                       --------    --------    --------
Revenues.............................................  $2,678.9    $2,712.3    $1,825.4
Gross margin.........................................     902.2       902.5       553.5
% of revenues........................................      33.7%       33.3%       30.3%
Selling, general and administrative expense..........     495.2       508.3       471.8
% of revenues........................................      18.5%       18.7%       25.8%
Goodwill/intangible amortization.....................      40.0        42.4        19.5
Special charges......................................      90.9        38.4       101.7
                                                       --------    --------    --------
Operating income (loss)..............................     276.1       313.4       (39.5)
Gain on issuance of Inrange stock....................      98.0          --          --
Other income (expense), net..........................      22.2        64.3        (0.5)
Equity in earnings of EGS............................      34.3        34.7        40.2
Interest expense, net................................     (95.0)     (117.6)      (45.1)
                                                       --------    --------    --------
Income (loss) before income taxes....................  $  335.6    $  294.8    $  (44.9)
Income tax (expense) benefit.........................    (137.3)     (187.3)        3.2
                                                       --------    --------    --------
Income (loss) before extraordinary item..............  $  198.3    $  107.5    $  (41.7)
                                                       ========    ========    ========
Capital expenditures.................................  $  123.3    $  102.0    $   69.2
Depreciation and amortization........................     110.9       105.4        69.4

     The General Signal merger significantly affects the comparison of the 1999 and 1998 operations. See Note 2 to the consolidated financial statements for further discussion. The following 1998 pro forma results are presented to facilitate more meaningful analysis for shareholders. The pro forma results presented for 1998 assume that the General Signal Merger occurred on January 1, 1998.

CONSOLIDATED HISTORICAL WITH PRO FORMA 1998

                                                         2000        1999        1998
                                                       --------    --------    --------
Revenues.............................................  $2,678.9    $2,712.3    $2,519.4
Gross margin.........................................     902.2       902.5       746.6
% of revenues........................................      33.7%       33.3%       29.6%
Selling, general and administrative expense..........     495.2       508.3       597.6
% of revenues........................................      18.5%       18.7%       23.7%
Goodwill/intangible amortization.....................      40.0        42.4        41.9
Special charges......................................      90.9        38.4       101.7
                                                       --------    --------    --------
Operating income.....................................     276.1       313.4         5.4
Gain on issuance of Inrange stock....................      98.0          --          --
Other income, net....................................      22.2        64.3         8.1
Equity in earnings of EGS............................      34.3        34.7        40.2
Interest expense, net................................     (95.0)     (117.6)     (122.2)
                                                       --------    --------    --------
Income (loss) before income taxes....................  $  335.6    $  294.8    $  (68.5)
Income tax (expense) benefit.........................    (137.3)     (187.3)       10.5
                                                       --------    --------    --------
Income (loss) before extraordinary item..............  $ 198.30    $  107.5    $  (58.0)
                                                       ========    ========    ========
Capital expenditures.................................  $  123.3    $  102.0    $   93.1
Depreciation and amortization........................     110.9       105.4       107.0

     Revenues -- In 2000, revenues were $2,678.9, a decrease of $33.4, or 1.2%, from revenues of $2,712.3 in 1999. This decrease was primarily due to the divestiture of Best Power on December 30, 1999. Excluding the effect of acquisitions and divestitures, revenues in 2000 increased 3.6% from revenues in 1999 primarily due to growth in the Technical Products and Systems and Industrial Products and Services segments. In 1999, revenues increased $192.9, or 7.7%, compared to pro forma revenues of $2,519.4 in 1998. This increase was primarily due to internal growth in all four business segments.

     Gross margin -- In 2000, we recorded other charges of $12.3 associated with restructuring and other product changes to cost of goods sold. Excluding other charges, gross margin increased to 34.1% of revenues compared 33.3% of revenues in 1999. This increase in gross profit margin is primarily a result of restructuring actions to properly size the business and contain costs, offset by plant start up costs and a decrease in margins due to volume in the Vehicle Components segment. In 1999, gross margin increased to 33.3% compared to 29.6% in pro forma 1998 primarily due to strong revenues and restructuring actions initiated throughout the business.

     Selling, general and administrative expense (SG&A) -- In 2000, SG&A expenses were $495.2, or 18.5% of revenues, compared to $508.3, or 18.7% of revenues in 1999. The decrease in SG&A expenses is primarily a result of restructuring actions and other cost reduction actions initiated throughout the businesses. In 1999, SG&A decreased $89.3 to 18.7% of revenues, compared to pro forma SG&A expenses of $597.6 or 23.7% of revenues in 1998. The decrease in SG&A is primarily a result of restructuring actions and other charges incurred in 1998. See Note 4 to the consolidated financial statement for further discussion.

     Goodwill/intangible amortization -- In 2000, goodwill and intangible amortization was $40.0 compared to $42.4 in 1999. The decrease in amortization of $2.4 is primarily due to the divestiture of Best Power on December 30, 1999 offset by additional amortization associated with acquisitions in the Technical Products and Systems and Industrial Products and Services segments. In 1999, amortization was slightly higher than pro forma 1998 amortization of $41.9 due to acquisitions throughout the businesses.

     Special charges -- We recorded special charges of $90.9 in 2000, $38.4 in 1999 and $101.7 in 1998. These special charges are mostly associated with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. See Note 4 to the consolidated financial statements for further discussion.

     Gain on Issuance of Inrange Stock -- In September 2000, Inrange Technologies, one of our business units, issued 8,855,000 shares of its class B common stock for cash in an initial public offering. Proceeds from the offering, based on the offering price of $16.00 per share, net of expenses, were $128.2. Accordingly, we recorded a pretax gain of $98.0 ($57.6 after-tax) in the third quarter of 2000. See Note 5 of the consolidated financial statements for further discussion of the gain on issuance of Inrange stock.

     Other income, net -- In 2000, other income of $22.2 is primarily comprised of the settlement of a patent infringement suit by General Signal Power Systems, against American Power Conversion Corporation. We received gross proceeds of $48.0 and recognized a pretax gain of $23.2, net of legal costs and other related expenses ($13.7 after-tax). In 1999, other income of $64.3 is primarily comprised of a $23.8 pretax gain on the sale of Best Power, a $29.0 gain on the sale of Dual-Lite and our 50% investment in a Japanese joint venture, and a $13.9 gain on the sale of marketable securities. 1998 pro forma other income primarily includes a gain on the investment in Echlin Inc.

     Interest expense, net -- In 2000, interest expense was $95.0, a decrease of $22.6 compared to interest expense of $117.6 in 1999. The decrease in interest expense is due to lower rates on the credit facility negotiated in February of 2000 and lower average debt levels. In 1999, interest expense decreased $4.6 compared to pro forma 1998 interest expense of $122.2. This decrease is primarily due to lower debt levels in 1999.

     Income taxes -- In 2000, our effective tax rate from continuing operations was 40.9%. The effective tax rate is higher than the U.S. statutory rate mainly due to the amortization of nondeductible goodwill and state taxes. In 1999, our effective tax rate from continuing operations was 63.5%. The relatively high rate in 1999 was due to the low tax basis of operations divested during the year. Excluding the impact of these divestitures, the effective income tax rate was 40.5%. In pro forma 1998, the difference between the statutory rate and the effective rate is primarily caused by non-deductible goodwill amortization and other non-deductible expenses related to business divestitures.

     Capital expenditures -- In 2000, capital expenditures were $123.3, an increase of $21.3, compared to $102.0 in 1999. The increase in capital expenditures in 2000 was principally due to the expansion of manufacturing facilities, capital to support new business programs and expenditures for new business information systems. In 1999, capital expenditures increased $8.9 compared $93.1 in pro forma 1998. This increase was principally due expenditures for new business information systems.

SEGMENT REVIEW HISTORICAL

                                                         2000        1999        1998
                                                       --------    --------    --------
Revenues:
  Technical Products and Systems.....................  $  634.0    $  781.1    $  718.8
  Industrial Products and Services...................     982.9       844.9       768.3
  Service Solutions..................................     702.1       699.6       157.0
  Vehicle Components.................................     359.9       386.7       181.3
                                                       --------    --------    --------
          Total......................................  $2,678.9    $2,712.3    $1,825.4
                                                       ========    ========    ========
Operating income (loss):
  Technical Products and Systems.....................  $  109.6    $  108.1    $   24.0
  Industrial Products and Services...................     142.2       134.3        80.3
  Service Solutions..................................      38.1        61.7        12.8
  Vehicle Components.................................      33.0        46.7        25.6
  General corporate expenses.........................     (46.8)      (37.4)     (182.2)
                                                       --------    --------    --------
          Total......................................  $  276.1    $  313.4    $  (39.5)
                                                       ========    ========    ========

     The comparison of the 1999 results of operations is significantly affected by the General Signal merger. See Note 2 to the consolidated financial statements. The following pro forma results are presented to facilitate more meaningful analysis for shareholders. The pro forma results presented for 1998 assume that the General Signal merger occurred on January 1, 1998.

SEGMENT REVIEW PRO FORMA

                                                             2000        1999        1998
                                                           --------    --------    --------
Revenues:
  Technical Products and Systems.......................    $  634.0    $  781.1    $  718.8
  Industrial Products and Services.....................       982.9       844.9       819.8
  Service Solutions....................................       702.1       699.6       611.3
  Vehicle Components...................................       359.9       386.7       369.5
                                                           --------    --------    --------
          Total........................................    $2,678.9    $2,712.3    $2,519.4
                                                           ========    ========    ========
Operating income:
  Technical Products and Systems.......................    $  110.1    $  108.1    $   38.5
  Industrial Products and Services.....................       142.2       134.3       105.7
  Service Solutions....................................        38.1        61.7        44.8
  Vehicle Components...................................        33.0        46.7        46.0
  General corporate expenses...........................       (47.3)      (37.4)     (229.6)
                                                           --------    --------    --------
          Total........................................    $  276.1    $  313.4    $    5.4
                                                           ========    ========    ========

TECHNICAL PRODUCTS AND SYSTEMS

     Revenues in 2000 were $634.0, a decrease of $147.1, or 18.8%, from revenues of $781.1 in 1999. This decrease in revenues is due to the divestiture of Best Power on December 30, 1999. Excluding acquisitions and divestitures, revenues increased 11.2% primarily due to demand for Inrange's FC/9000 fibre channel director, demand for fire detection and building life-safety products and services, and growth in postal vending machine revenues. In 1999, revenues increased $62.3, or 8.7%, compared to $718.8 in 1998. This increase was primarily a result of strength in sales of building life-safety systems, digital TV transmission systems and automated fare collection systems.

     Operating Income in 2000 was $110.1, an increase of $2.0 compared to $108.1 in 1999. Excluding special charges of $10.0 in 2000 and $13.1 in 1999, operating income increased to 18.8% of revenues in 2000 compared to 15.5% of revenues in 1999. This increase is primarily due to process improvements and the divestiture of lower-margin businesses offset by increased spending associated with the FC/9000 fibre channel director products. In 1999, operating income increased $69.6, or 180.8%, compared to pro forma operating income of $38.5 in 1998. This increase was primarily due to increased revenue growth and cost savings realized from restructuring actions. See Notes 3 and 4 of the consolidated financial statements for further discussion.

INDUSTRIAL PRODUCTS AND SERVICES

     Revenues in 2000 were $982.9, an increase of $138.0, or 16.3%, compared to $844.9 in 1999. This increase is primarily due to the acquisitions of North American Transformer in September 1999 and Fenner Fluid Power in March 2000. Excluding acquisitions and divestitures, revenues increased 4.3% due to demand for laboratory equipment and medium-power transformers despite softness in the pulp and paper, chemical and petrochemical and other process end markets. In 1999, revenues increased $25.1, or 3.1%, compared to pro forma revenues of $819.8 in 1998. This increase was attributed to internal growth of power transformers, laboratory equipment and electric motors.

     Operating Income in 2000 was $142.2, an increase of $7.9, or 5.9%, compared to $134.3 in 1999. Excluding special charges and other charges of $40.4 in 2000 and $17.9 in 1999, operating income increased to 18.6% of revenues in 2000 compared to 18.0% in 1999. This increase was principally due to higher revenues, restructuring actions and other cost saving initiatives implemented throughout the segment. In 1999, operating income increased $28.6, or 27.1%, compared to pro forma operating income of $105.7 in 1998. This increase is primarily due to restructuring actions initiated in late 1998. See Notes 3 and 4 of the consolidated financial statements for further discussion.

SERVICE SOLUTIONS

     Revenues in 2000 were $702.1, an increase of $2.5, or 0.4%, from 1999. Revenues in 1999 included $55.0 of one-time sales of Worldwide Diagnostic Systems (WDS) for Ford. In 1999, revenues increased $88.3 or 14.4% compared to pro forma revenues of $611.3 in 1998. The increase in revenues is primarily a result of several new specialty tool programs and the WDS sales to Ford.

     Operating Income in 2000 was $38.1, a decrease of $23.6 compared to $61.7 in 1999. Excluding special and other charges of $32.6 in 2000, operating income increased to 10.1% compared to 8.8% in 1999. This increase was mainly the result of demand for higher margin diagnostic tools. In 1999, operating income increased $16.9, or 37.7%, compared to pro forma operating income of $44.8 in 1998. This increase was primarily due to revenue growth and restructuring actions initiated in 1998. See Notes 3 and 4 of the consolidated financial statements for further discussion.

VEHICLE COMPONENTS

     Revenues were $359.9 in 2000, a decrease of $26.8, or 6.9%, compared to revenues of $386.7 in 1999. The decrease is primarily due to the divestiture of Acutex in 1999, a decline in the forging business and overall softness in auto production in the second half of the year. The decrease was offset by new orders for P2000 die-castings. In 1999, revenues increased $17.2, or 4.7%, compared to pro forma revenues of $369.5 in 1998. This increase was a result of increased sales to European vehicle manufacturers.

     Operating Income was $33.0 in 2000, a decline of $13.7, or 29.3%, compared to $46.7 in 1999. Excluding special charges of $10.8 in 2000 and $7.4 in 1999, operating income declined to 12.2% of revenues in 2000 compared to 14.0% in 1999. This decrease is primarily the result of the divestiture of Acutex, changes in product mix and costs associated with the expansion of a new manufacturing facility. In 1999, operating income increased $0.7 or 1.5% from $46.0 in 1998. This increase is a result of restructuring actions initiated in 1998. See Notes 3 and 4 of the consolidated financial statements for further discussion.

GENERAL CORPORATE EXPENSES

     General corporate expenses were $47.3 in 2000, an increase of $9.9, compared to $37.4 in 1999. This increase is due to special charges of $9.4 recorded in 2000 associated with a write-down of an investment in certain software licenses. Excluding special charges, corporate expenses declined $0.5 due to cost reduction efforts. In 1999, corporate expenses decreased $192.2, or 83.7% from pro forma corporate expenses of $229.6 in 1998. This decrease is primarily due to $172.5 of special and other charges incurred in 1998. Additionally, 1998 reflects the closing of the former General Signal headquarters. See Notes 3 and 4 of the consolidated financial statements for further discussion.

LIQUIDITY AND FINANCIAL CONDITION

     Listed below are the cash flows from operating, investing and financing activities and the net change in cash and cash equivalents for the twelve months ended 2000, 1999 and 1998.

  Cash Flow

                                                              2000      1999      1998
                                                             -------   -------   ------
Cash flow from operating activities........................  $ 232.7   $ 211.8   $ 60.7
Taxes paid on the sale of Best Power.......................    (69.0)       --       --
Cash flow from (used in) investing activities..............   (354.3)    148.5    (67.9)
Cash flow from (used in) financing activities..............    185.5    (351.8)    27.5
                                                             -------   -------   ------
Net (decrease) increase in cash and equivalents............  $  (5.1)  $   8.5   $ 20.3
                                                             =======   =======   ======

     In 2000, cash flow from operating activities was $232.7 before the taxes paid on the sale of Best Power, an increase of $20.9 compared to cash flow from operating activities of $211.8 in 1999. The increase in operating cash flow was primarily due to increased net income offset by a slight increase in working capital. In 1999, operating cash flow increased $151.1 due to increased earnings offset by an increase in net operating receivables and inventories, resulting primarily from increased revenues.

     In 2000, we paid $69.0 of taxes associated with the sale of Best Power on December 30, 1999. See Note 6 of the consolidated financial statements for further discussion.

     In 2000, cash flow used in investing activities was $354.3, a decrease of $502.8 compared to cash flow from investing activities of $148.5 in 1999. The decrease was primarily due to the following:

     - The proceeds from the sale of Best Power, Dual-Lite and Acutex included in 1999;

     - Cash used for capital expenditures of $123.3 in 2000 compared to $102.0 in 1999; and

     - Cash used for business acquisitions increased by $124.4, or 129%, compared to 1999.

     In 1999, cash flow from investing activities increased by $216.4 compared to cash flow used in investing activities of $67.9 in 1998. The increase was due to the proceeds of Best Power, Dual-Lite and Acutex included in 1999. Capital expenditures of $102.0 in 1999 were higher than those in 1998 primarily due to computer system installations.

     In 2000, cash flow from financing activities was $185.5, an increase of $537.3, compared to cash flows used in financing activities of $351.8 in 1999. The increase was the result of:

     - Proceeds from the Inrange initial public offering of $128.2 included in 2000;

     - Net borrowings under the new credit facility of $25.9 in 2000 compared to net payments of $430.9 in 1999; and

     - The repurchase of $138.8 of common stock in 2000, whereas we did not repurchase common stock in 1999.

     In 1999, cash flow used in financing activities decreased by $379.3, compared to cash flow from financing activities of $27.5 in 1998. This decrease was primarily due to net debt repayments of $400.9 in 1999.

  Debt

     The following summarizes the debt outstanding and unused credit availability, as of January 31, 2001:

                                                                                   UNUSED
                                                     TOTAL         AMOUNT          CREDIT
                                                   COMMITMENT    OUTSTANDING    AVAILABILITY
                                                   ----------    -----------    ------------
Revolving loan...................................   $  550.0      $    0.0         $520.3(1)
Tranche A term loan..............................      500.0         500.0             --
Tranche B term loan..............................      495.0         495.0             --
Tranche C term loan..............................      300.0         300.0             --
Medium Term Notes................................       25.0          25.0             --
Industrial Revenue Bonds.........................       16.1          16.1             --
Other............................................       13.2          13.2             --
                                                    --------      --------         ------
          Total..................................   $1,899.3      $1,349.3         $520.3
                                                    ========      ========         ======

---------------

(1) The unused credit availability was decreased by $29.7 of letters of credit outstanding at January 31, 2001.

     We are a party to a Credit Agreement, dated as of October 6, 1998 restated as of February 10, 2000 (the "Old Credit Agreement"), and as further amended as of January 31, 2001 (the "Restated Credit Agreement"). On February 10, 2000, we paid down our existing Tranche B debt of $412.5 and revolver of $50.0, and recorded a loss on early extinguishment of debt of $15.0 pretax ($8.8 after-tax, or $0.28 per share) and replaced the existing credit facility with a $1.4875 credit facility. As of December 31, 2000, the terms of the Old Credit Agreement provided for: (a) $525.0 million of aggregate principal amount of Tranche A term loans, (b) $496.3 million of aggregate principal amount of Tranche B term loans and a commitment to provide a revolving credit facility of up to $425.0 million. The total unused credit availability of $174.0 was decreased by $31.0 letters of credit outstanding at December 31, 2000.

     On January 31, 2001, we amended our old credit agreement. In this amendment, the lenders agreed to provide an additional $300.0 million Tranche C term loan and agreed to increase the revolving credit facility by $125.0 million to $550.0 million.

     The senior bank loans bear interest, at our option, at either the ABR plus the Applicable Rate (the "ABR Loans") or the Eurodollar Rate plus the Applicable Rate (the "Eurodollar Loans"). The ABR is the highest of:

          (1) the rate of prime interest in effect plus 1.0%;

          (2) the base CD rate in effect plus 1.0%; and

          (3) the federal funds effective rate in effect plus 0.5%.

     The Eurodollar Rate is the rate for Eurodollar deposits for a period equal to one, two, three or six months appearing on the Dow Jones Market plus a statutory reserve rate as specified in the Restated Credit Agreement.

     The Applicable Rate means:

          (1) in the case of the Tranche C term loans that are Eurodollar Loans, 2.50% per annum and in the case of the Tranche C term loans that are ABR Loans, 1.50% per annum; and

          (2) in the case of the other senior bank loans, the applicable per annum rate based upon the Consolidated Leverage Ratio as set forth in the pricing grid contained in the Restated Credit Agreement.

     The revolving loans also are subject to annual commitment fees of 0.25% to 0.50% on the unused portion of the facility. The interest rates for the senior bank loans will vary based upon the pricing grid contained in the Restated Credit Agreement.

     The Tranche A term loans, the Tranche B term loans and Tranche C term loans are subject to mandatory prepayment upon the occurrence of certain events, such as certain asset sales and the incurrence of additional indebtedness, and are also subject to mandatory prepayment out of excess cash flow. We may voluntarily repay the Tranche A term loans, the Tranche B term loans and the Tranche C term loans in whole or in part at any time without penalty or premium. We are not permitted to borrow any amounts that we repay on the Tranche A term loans, the Tranche B term loans or the Tranche C term loans. The maturity for each loan is as follows:

                                                            DATE OF MATURITY
                                                           ------------------
Revolving loans..........................................  September 30, 2004
Tranche A term loans.....................................  September 30, 2004
Tranche B term loans.....................................   December 31, 2006
Tranche C term loans.....................................   December 31, 2007

     Aggregate maturities of total debt are $180.0 in 2002, $155.0 in 2003, $456.2 in 2004, $34.3 in 2005 and $470.1 thereafter. Certain payments on Tranches A and B and the Industrial Revenue Bonds are due in 2001, however, these payments will be financed with excess revolver capacity and are classified as long-term debt.

     The revolving loans may be borrowed, prepaid, and reborrowed. Letters of credit and swingline loans are also available under the revolving credit facility. On the date of the closing of the Restated Credit Agreement, the entirety of the revolving loans was available and no revolving loans were outstanding. The facility provides for the issuance of letters of credit at any time during the revolving availability period, in an aggregate amount not exceeding $150.0 under the Old Credit Agreement as well as under the New Credit Agreement. Standby letters of credit issued under this facility reduce the aggregate amount available under the revolving loan commitment.

     The Restated Credit Facility is secured by substantially all of our assets (excluding EGS) and requires us to maintain certain leverage and interest coverage ratios. Our obligations under the Restated Credit Agreement are guaranteed by substantially all of our wholly owned domestic subsidiaries. They are secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock of our foreign subsidiaries and a security interest in all of our assets and all of the assets of substantially all of our wholly owned domestic subsidiaries. Under the most restrictive of the financial covenants, we are required to maintain (as defined) a maximum debt to earnings before interest, taxes, depreciation and amortization ratio and a minimum interest coverage ratio. Under the Restated Credit Facility, the operating covenants, which limit, among other things, additional indebtedness, the sale of assets, capital expenditures, mergers, acquisitions and dissolutions and share repurchases; are less restrictive than those of the Old Credit Facility.

     We have effectively fixed the underlying Eurodollar rate at approximately 4.8% on $800.0 of indebtedness through interest rate protection agreements through November of 2001.

     On February 6, 2001, we issued Liquid Yield OptionTM Notes ("LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, resulting in an aggregate initial issue price of $576.1 and an aggregate principal amount at maturity of $995.8. The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from February 6, 2001. We will not pay interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are subject to conversion to common shares only if certain contingencies are met. These contingencies include: our average trailing stock price exceeding predetermined accretive values each quarter; our ability to maintain a defined credit rating; or upon the occurrence of certain corporate transactions, including change in control. We may redeem all or a portion of the LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices. Holders may require us to purchase all or a portion of their LYONs on February 6, 2004, February 6, 2006 or February 6, 2011 at predetermined redemption prices. In such event, we may choose to pay the purchase price in cash, shares of common stock or a combination of cash and common stock. The LYONs are unsecured and unsubordinated obligations.

STOCK BUYBACK

     On February 10, 2000, we announced that our Board of Directors authorized an increase in our share repurchase program for up to $250.0 effective immediately. For the year ended December 31, 2000, we repurchased 1.3 million shares of stock in the open market for a total consideration of $138.8. Of the repurchases in 2000, 0.7 million shares were repurchased in the fourth quarter for a total consideration of $88.7

PENSION INCOME

We recorded net pension income of $44.5 in 2000, $31.6 in 1999, and $19.7 in 1998. Our pension plans have plan assets in excess of plan obligations of approximately $305.0 as of December 31, 2000. It is this significant overfunded position that results in the recorded pension income as the increases in market value of the plans' assets exceed the service, interest and other elements associated with annual employee service. Future net pension expense or income is dependent upon many factors including level of employee participation in the plans, plan amendments, discount rates and the changes in market value of the plans' assets, which, in turn depends on a variety of economic conditions. Accordingly, there can be no assurance that future periods will include significant amounts of net pension income.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR LEVERAGE MAY AFFECT OUR BUSINESS AND MAY RESTRICT OUR OPERATING FLEXIBILITY.

     At February 14, 2001, after giving effect to the issuance of LYONs in respect of the underwriters' over-allotment option for the LYONs, we had approximately $1,923.6 in total indebtedness including the accrued amount of the LYONs. At such date, we also had $550.0 of availability under the credit facility. See Note 13 to the consoldiated financial statements for further discussion. In addition, subject to certain restrictions set forth in the credit facility, we may incur additional indebtedness in the future. The level of our indebtedness could:

     - limit cash flow available for general corporate purposes, such as acquisitions and capital expenditures, due to the ongoing cash flow requirements for debt service;

     - limit our ability to obtain, or obtain on favorable terms, additional debt financing in the future for working capital, capital expenditures or acquisitions;

     - limit our flexibility in reacting to competitive and other changes in the industry and economic conditions generally;

     - expose us to a risk that a substantial decrease in net operating cash flows could make it difficult to meet debt service requirements; and

     - expose us to risks inherent in interest rate fluctuations because the existing borrowings are and any new borrowings may be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

     Our ability to make scheduled payments of principal of, to pay interest on, or to refinance, our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

OUR FAILURE TO SUCCESSFULLY INTEGRATE ANY FUTURE ACQUISITIONS COULD HAVE A NEGATIVE EFFECT ON OUR OPERATIONS. FUTURE ACQUISITIONS COULD BE DILUTIVE TO STOCKHOLDERS.

     As part of our business strategy, we review acquisitions in the ordinary course. In 2000, we made 21 acquisitions of businesses for an aggregate price of approximately $220.8. Our past acquisitions and any potential future acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

     - adverse effects on our reported operating results due to the amortization of goodwill associated with acquisitions;

     - diversion of management attention from running our existing businesses;

     - difficulty with integration of personnel and financial and other systems;

     - increased expenses, including compensation expenses resulting from newly-hired employees;

     - assumption of unknown liabilities; and

     - potential disputes with the sellers of acquired businesses, technologies, services or products.

     We may not be able to integrate successfully the technology, operations and personnel of any acquired business. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business. In addition, any acquired business, technology, service or product could underperform relative to our expectations. We could also experience financial or other setbacks if any of the businesses that we have acquired or may acquire in the future have problems of which we are not aware. In addition, as a result of future acquisitions, we may further increase our leverage or, if we issue equity securities to pay for the acquisitions, dilute our existing stockholders.

     We regularly engage in discussions with respect to potential acquisitions and joint ventures, some of which may be material. We cannot assure you that we will be able to consummate any transactions under negotiation or identify, acquire or make investments in any promising acquisition candidates on acceptable terms. Competition for acquisition or investment targets could result in increased acquisition or investment prices and a diminished pool of businesses, technologies, services or products available for acquisition or investment which could materially affect our growth rate.

THE LOSS OF KEY PERSONNEL AND ANY INABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES COULD MATERIALLY ADVERSELY IMPACT OUR OPERATIONS.

     We are dependent on the continued services of our management team, including our Chairman of the Board, President and Chief Executive Officer. The loss of such personnel without adequate replacement could have a material adverse effect on us. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience in order to operate our business successfully. From time to time there may be a shortage of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

MANY OF THE INDUSTRIES IN WHICH WE OPERATE ARE CYCLICAL AND, ACCORDINGLY, OUR BUSINESS IS SUBJECT TO CHANGES IN THE ECONOMY.

     Many of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including the automotive industry which influences our Vehicle Components and Service Solutions segments, the process equipment and electric power markets which influence our Industrial Products and Services segment and the telecommunications networks and building construction industries which influence our Technical Products and Systems segment. Accordingly, any downturn in these or other markets in which we participate could materially adversely affect us. A decline in automotive sales and production may also affect not only sales of components, tools and services to vehicle manufacturers and their dealerships, but also sales of components, tools and services to aftermarket customers, and could result in a decline in our results of operations or a deterioration in our financial condition. Similar cyclical changes could also affect aftermarket sales of products in our other segments. If demand changes and we fail to respond accordingly, our results of operations could be materially adversely affected in any given quarter. The business cycles of our different operations may occur contemporaneously. Consequently, the effect of an economic downturn may have a magnified negative effect on our business. In 2001, our revenue and earnings growth may be adversely affected by a softer economy. There is also substantial and continuing pressure from the major original equipment manufacturers, particularly in the automotive industry, to reduce costs, including the cost of products and services purchased from outside suppliers such as us. If in the future we were unable to generate sufficient cost savings to offset price reductions, our gross margins could be materially adversely affected.

OUR STOCK PRICE AND INRANGE'S STOCK PRICE COULD BE VOLATILE

     The market price of our common stock and Inrange's common stock has been, and could be, subject to wide fluctuations in response to quarterly fluctuations in operating results, acquisitions and divestitures, failure to achieve published estimates of, or changes in earnings estimates by, securities analysts, announcements of new products or services by competitors, sales of common stock by existing holders, loss of key personnel and market conditions in its industries.

IF FUTURE CASH FLOWS ARE INSUFFICIENT TO RECOVER THE CARRYING VALUE OF OUR GOODWILL, A MATERIAL NON-CASH CHARGE TO EARNINGS COULD RESULT.

     We had goodwill and intangible assets of $1,211.8 and shareholders' equity of $608.2 at December 31, 2000. We expect to recover the carrying value of goodwill through our future cash flows. On an ongoing basis, we evaluate, based on projected undiscounted cash flows, whether we will be able to recover all or a portion of the carrying value of goodwill. If future cash flows are insufficient to recover the carrying value of our goodwill, we must write off a portion of the unamortized balance of goodwill. There can be no assurance that circumstances will not change in the future that will affect the useful life or carrying value of our goodwill.

WE ARE SUBJECT TO ENVIRONMENTAL LAWS AND POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES.

     We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, such substances may materially adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. In connection with our acquisitions, we may assume significant environmental liabilities of which we are not aware. We are not aware of any issues relating to environmental matters that are reasonably likely to result in a material adverse effect on our results of operations, but it is possible that future developments related to new or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that such costs could not have a material adverse effect on our results of operations or financial position in the future. See Note 15 to the consolidated financial statements for further discussion.

OUR INRANGE SUBSIDIARY IS SUBJECT TO VARIOUS RISKS AND ANY MATERIAL ADVERSE EFFECT ON INRANGE COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

     We own approximately 89.5% of the total number of outstanding shares of common stock of Inrange Technologies Corporation. As of February 16, 2001, Inrange's market capitalization was approximately $2,050. Unlike our other businesses, Inrange is a technology company and is subject to additional and different risks. In addition to the risks described herein for our business as a whole, Inrange is subject to the following risks:

     - Inrange's business will suffer if it fails to develop, successfully introduce and sell new and enhanced high quality, technologically advanced cost-effective products that meet the changing needs of its customers on a timely basis. Inrange's competitors may develop new and more advanced products on a regular basis;

     - Inrange relies on a sole manufacturer to produce a number of its key products and on sole sources of supply for some key components in its products. Any disruption in these relationships could increase product costs and reduce Inrange's ability to provide its products or develop new products on a timely basis; and

     - The price for Inrange's products may decrease in response to changes in product mix, competitive pricing pressures, maturing life cycles, new product introductions and other factors. Accordingly, Inrange's profitability may decline unless it can reduce its production and sales costs or develop new higher margin products.

     The foregoing is a summary of the risk factors applicable to Inrange. For a more complete description of those risks, please see "Risk Factors" in Inrange's Registration Statement on Form S-1, No. 333-38592, which section is incorporated by reference."

DIFFICULTIES PRESENTED BY INTERNATIONAL ECONOMIC, POLITICAL, LEGAL, ACCOUNTING AND BUSINESS FACTORS COULD NEGATIVELY AFFECT OUR INTERESTS AND BUSINESS EFFORT.

     Approximately 14% of our 2000 sales were international. We are seeking to increase our sales outside the United States. Our international operations require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations are also subject to the following risks:

     - difficulty in managing, operating and marketing our international operations because of distance, as well as language and cultural differences; and

     - fluctuations in currency exchange rates which may make our products less competitive in countries in which local currencies decline in value relative to the U.S. dollar.

IF PROVISIONS IN OUR CORPORATE DOCUMENTS AND DELAWARE LAW DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY, WE MAY BE UNABLE TO CONSUMMATE A TRANSACTION THAT OUR STOCKHOLDERS CONSIDER FAVORABLE.

     Provisions of our Certificate of Incorporation and By-Laws may inhibit changes in our control not approved by our Board. We also have a rights plan designed to make it more costly and thus more difficult to gain control of us without the consent of our Board. We are also afforded the protections of
Section 203 of the Delaware General Corporation Law, which could have similar effects.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes. We have interest rate protection agreements with financial institutions to limit exposure to interest rate volatility. Our currency exposures vary, but are primarily concentrated in the Euro, Canadian dollar, British pound, German mark, Japanese yen, Italian lira and Singapore dollar. Translation exposures generally are not specifically hedged. At December 31, 2000 we had a deferred pretax gain related to the interest rate agreements of $9.9. See Note 14 of the consolidated financial statements for further discussion.

     The following table provides information, as of December 31, 2000 and before considering our January 31, 2001 Credit Agreement amendment, about our outstanding debt obligations and presents principal cash flows, weighted average interest rates by expected maturity dates and fair values. The weighted-average interest rates used for variable rate obligations are based on the rates in effect at December 31, 2000.

                                                     EXPECTED MATURITY DATE                            FAIR
                                2001      2002      2003      2004     2005    AFTER      TOTAL       VALUE
                                -----    ------    ------    ------    ----    ------    --------    --------
Long-Term Debt--Fixed
  rate......................       --    $ 26.0        --        --     --         --    $   26.0    $   26.0
Average interest rate.......                 --        --        --     --         --         7.0%         --
Variable rate...............       --    $136.3    $155.0    $475.0    $5.0    $498.3    $1,269.6    $1,269.6
Average interest rate.......       --       7.0%      7.0%      7.0%   7.0%       7.0%        7.0%         --

     We will refinance current maturities of long-term debt due in 2001 with excess capacity on the revolver. As such, we have presented these amounts as long term in the balance sheet. See Note 13 of the consolidated financial statements for further discussion.

     In 1998, we entered into four interest rate swap agreements that cover $800.0 of variable rate outstanding obligations and terminate in November 2001. These agreements provide for fixed LIBOR rates of approximately 4.8% and receive variable floating rates of approximately 6.758% as of December 31, 2000.

     There were no significant foreign exchange agreements as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        SPX CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

                                                              PAGE
                                                              ----
SPX Corporation and Subsidiaries
  Report of Independent Public Accountants..................   26
  Consolidated Financial Statements:
     Consolidated Statements of Income and Comprehensive
      Income for the years ended December 31, 2000, 1999 and
      1998..................................................   27
     Consolidated Balance Sheets as of December 31, 2000 and
      1999..................................................   28
     Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 2000, 1999 and 1998..........   29
     Consolidated Statements of Cash Flows for the years
      ended December 31, 2000, 1999 and 1998................   30
     Notes to Consolidated Financial Statements.............   31

All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of SPX Corporation:

     We have audited the accompanying consolidated balance sheets of SPX CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EGS, the investment in which is reflected in the accompanying financial statements using the equity method of accounting (see Note 9), as of and for the years ended September 30, 2000 and 1998. The statements of EGS as of and for the years ended September 30, 2000 and 1998, were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for EGS for 2000 and 1998, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of SPX Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Chicago, Illinois
February 9, 2001

                        SPX CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues....................................................   $2,678.9      $2,712.3      $1,825.4
Costs and expenses:
  Cost of products sold.....................................    1,776.7       1,809.8       1,271.9
  Selling, general and administrative.......................      495.2         508.3         471.8
  Goodwill/intangible amortization..........................       40.0          42.4          19.5
  Special charges...........................................       90.9          38.4         101.7
                                                               --------      --------      --------
Operating income (loss).....................................      276.1         313.4         (39.5)
  Gain on issuance of Inrange stock.........................       98.0            --            --
  Other income (expense), net...............................       22.2          64.3          (0.5)
  Equity in earnings of EGS.................................       34.3          34.7          40.2
  Interest expense, net.....................................      (95.0)       (117.6)        (45.1)
                                                               --------      --------      --------
Income (loss) before income taxes...........................      335.6         294.8         (44.9)
Income tax (expense) benefit................................     (137.3)       (187.3)          3.2
                                                               --------      --------      --------
Income (loss) before extraordinary items....................      198.3         107.5         (41.7)
Loss on early extinguishment of debt, net of income taxes...       (8.8)         (6.0)           --
                                                               --------      --------      --------
Net income (loss)...........................................      189.5         101.5         (41.7)

Other comprehensive income (loss):
  Foreign currency translation adjustment...................       (8.8)         (1.9)          1.4
  Minimum pension liability adjustment......................       (1.2)           --          (0.7)
                                                               --------      --------      --------
Comprehensive income (loss).................................   $  179.5      $   99.6      $  (41.0)
                                                               ========      ========      ========
Basic income (loss) per share of common stock:
  Income (loss) before extraordinary items..................   $   6.44      $   3.50      $  (1.94)
  Loss on early extinguishment of debt, net of income
     taxes..................................................      (0.29)        (0.20)           --
                                                               --------      --------      --------
  Net income (loss) per share...............................   $   6.15      $   3.30      $  (1.94)
                                                               ========      ========      ========
  Weighted average number of common shares outstanding......     30.796        30.765        21.546

Diluted earnings (loss) per share of common stock:
  Income (loss) before extraordinary items..................   $   6.25      $   3.46      $  (1.94)
  Loss on early extinguishment of debt, net of income
     taxes..................................................      (0.28)        (0.19)           --
                                                               --------      --------      --------
  Net income (loss) per share...............................   $   5.97      $   3.27      $  (1.94)
                                                               ========      ========      ========
  Weighted average number of common shares outstanding......     31.751        31.055        21.546

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN MILLIONS)
ASSETS
Current assets:
  Cash and equivalents......................................  $   73.7    $   78.8
  Accounts receivable, net..................................     547.7       473.7
  Inventories, net..........................................     299.6       274.0
  Prepaid expenses and other current assets.................      57.7        39.2
  Deferred income taxes and refunds.........................      84.2       110.8
                                                              --------    --------
     Total current assets...................................   1,062.9       976.5
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................      28.0        26.7
  Buildings and leasehold improvements......................     216.0       237.3
  Machinery and equipment...................................     640.7       535.8
                                                              --------    --------
                                                                 884.7       799.8
  Accumulated depreciation and amortization.................    (392.7)     (355.1)
                                                              --------    --------
                                                                 492.0       444.7
Goodwill and intangible assets, net.........................   1,211.8     1,103.6
Investment in EGS...........................................      82.3        82.6
Other assets................................................     315.6       238.6
                                                              --------    --------
     TOTAL ASSETS...........................................  $3,164.6    $2,846.0
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  289.4    $  238.3
  Accrued expenses..........................................     346.3       343.5
  Income taxes payable......................................       1.4        75.4
                                                              --------    --------
     Total current liabilities..............................     637.1       657.2
Long-term debt..............................................   1,295.6     1,114.7
Deferred income taxes.......................................     403.4       322.4
Other long-term liabilities.................................     192.1       199.4
                                                              --------    --------
     Total long-term liabilities............................   1,891.1     1,636.5
Minority Interest...........................................      28.2          --
Shareholders' equity:
  Preferred stock...........................................        --          --
  Common stock..............................................     357.7       354.9
  Paid-in capital...........................................     492.5       489.7
  Retained earnings (deficit)...............................     177.8       (11.7)
  Unearned compensation.....................................      (9.5)      (19.1)
  Accumulated other comprehensive income....................     (23.0)      (13.0)
  Common stock in treasury..................................    (387.3)     (248.5)
                                                              --------    --------
     Total shareholders' equity.............................     608.2       552.3
                                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $3,164.6    $2,846.0
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      ACCUMULATED
                                                          RETAINED                       OTHER        COMMON
                                      COMMON    PAID-IN   EARNINGS      UNEARNED     COMPREHENSIVE   STOCK IN
                                       STOCK    CAPITAL   (DEFICIT)   COMPENSATION      INCOME       TREASURY
                                      -------   -------   ---------   ------------   -------------   --------
                                                                   (IN MILLIONS)
Balance at December 31, 1997........  $ 271.9   $ 173.8    $ 746.7           --         $(11.8)      $(550.9)
  Net loss..........................       --        --      (41.7)          --             --            --
  Cash dividends declared...........       --        --      (24.4)          --             --            --
  Purchase of common stock before
     Merger.........................       --        --         --           --             --        (159.6)
  Exercise of stock options and
     other incentive plan activity,
     net of tax.....................      0.6       1.6         --          1.0             --           0.6
  Retire GSX treasury stock.........    (90.0)   (619.9)        --                          --         709.9
  Merger of SPX and GSX.............    169.2     926.2     (784.2)       (33.2)            --        (285.8)
  Purchase of common stock after
     Merger.........................       --        --         --           --             --          (0.6)
  EGS adjustment....................       --        --       (9.6)          --             --            --
  Minimum pension liability
     adjustment, net of tax.........       --        --         --           --           (0.7)           --
  Translation adjustments...........       --        --         --           --            1.4            --
                                      -------   -------    -------       ------         ------       -------
Balance at December 31, 1998........    351.7     481.7     (113.2)       (32.2)         (11.1)       (286.4)
  Net Income........................       --        --      101.5           --             --            --
  Exercise of stock options and
     other incentive plan activity,
     net of tax.....................      3.2       6.9         --         13.1             --            --
  Treasury stock issued.............       --       1.1         --           --             --          37.9
  Currency translation
     adjustments....................       --        --         --           --           (1.9)           --
                                      -------   -------    -------       ------         ------       -------
Balance at December 31, 1999........    354.9     489.7      (11.7)       (19.1)         (13.0)       (248.5)
  Net Income........................                         189.5
  Exercise of stock options and
     other incentive plan activity,
     net of tax.....................      2.8       2.8         --          9.6             --            --
  Minimum pension liability
     adjustment, net of tax.........       --        --         --           --           (1.2)           --
  Treasury stock purchased..........       --        --         --           --             --        (138.8)
  Currency translation
     adjustments....................       --        --         --           --           (8.8)           --
                                      -------   -------    -------       ------         ------       -------
Balance at December 31, 2000........  $ 357.7   $ 492.5    $ 177.8       $ (9.5)        $(23.0)      $(387.3)
                                      =======   =======    =======       ======         ======       =======

        The accompanying notes are an integral part of these statements.

                                SPX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               2000       1999        1998
                                                              -------    -------    --------
                                                                      (IN MILLIONS)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 189.5    $ 101.5    $  (41.7)
Adjustments to reconcile net income (loss) to net cash from
  operating activities:
  Special charge............................................     90.9       38.4       101.7
  Equity in earnings of EGS, net of distributions...........      0.3       (3.2)      (24.7)
  Gains on divestitures of businesses.......................       --      (55.5)         --
  In-process technology charge and goodwill write-off of a
     business held for sale.................................       --         --        28.5
  Extraordinary item, net of tax............................      8.8        6.0          --
  Gain on sale of Inrange stock.............................    (98.0)        --          --
  Deferred income taxes.....................................    107.6       68.1       (19.5)
  Depreciation..............................................     64.3       63.0        49.9
  Amortization of goodwill and intangibles..................     46.6       42.4        19.5
  Employee benefits.........................................    (38.1)     (27.2)      (10.3)
  Other, net................................................    (10.0)      (2.9)       (2.2)
  Changes in assets and liabilities, net of effects from
     acquisitions and divestitures:
     Accounts receivable....................................    (46.8)     (54.2)        1.9
     Inventories............................................     (2.8)     (28.6)       14.6
     Accounts payable, accrued expenses and other...........    (72.1)      64.0       (57.0)
                                                              -------    -------    --------
Net cash from operating activities before taxes on the sale
  of Best Power.............................................    240.2      211.8        60.7
Taxes paid on the sale of Best Power........................    (69.0)        --          --
                                                              -------    -------    --------
                                                                171.2      211.8        60.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from business divestitures.........................       --      331.2          --
Business acquisitions, net of cash acquired.................   (220.8)     (96.4)      (10.9)
Capital expenditures........................................   (123.3)    (102.0)      (69.2)
Cash acquired in General Signal merger......................       --         --        10.5
Other, net..................................................    (10.2)      15.7         1.7
                                                              -------    -------    --------
Net cash from (used in) investing activities................   (354.3)     148.5       (67.9)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement.............    155.0       30.0        27.4
Issuance of long-term debt..................................    509.9         --     1,582.1
Payment of long-term debt...................................   (484.0)    (430.9)     (566.0)
Proceeds from Issuance of Inrange stock.....................    128.2         --          --
Debt issuance fees paid.....................................     (7.5)        --       (38.2)
Sale of Treasury stock......................................       --       39.0          --
Purchases of common stock...................................   (138.8)        --      (160.2)
Common stock issued under stock incentive programs..........     15.2       10.1         3.1
Merger dividend paid........................................       --         --      (784.2)
Other dividends paid........................................       --         --       (36.5)
                                                              -------    -------    --------
Net cash from (used in) financing activities................    178.0     (351.8)       27.5
                                                              -------    -------    --------
Net change in cash and equivalents..........................     (5.1)       8.5        20.3
Cash and equivalents at beginning of year...................     78.8       70.3        50.0
                                                              -------    -------    --------
Cash and equivalents at end of year.........................  $  73.7    $  78.8    $   70.3
                                                              =======    =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid...............................................  $  96.4    $ 120.6    $   33.0
Income taxes paid...........................................  $  95.5    $  51.3    $   59.4
NONCASH INVESTING AND FINANCING ACTIVITIES:
Net assets returned from EGS................................       --         --       (64.6)
Fair value of shares issued to acquire SPX..................       --         --      (766.1)

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF ACCOUNTING POLICIES

     Our significant accounting and financial policies are described below.

     Basis of Presentation -- The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Consolidation -- The consolidated financial statements include our accounts after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence are accounted for using the equity method.

     Cash Equivalents -- We consider our highly liquid money market investments with original maturities of three months or less to be cash equivalents.

     Revenue Recognition -- We recognize revenues from product sales upon shipment to the customer, except for revenues from service contracts and long-term maintenance arrangements, which are deferred and recognized on a pro rata basis over the agreement period, and revenues from certain long-term contracts, which are recognized using the percentage-of-completion method of accounting. Under the percentage-of-completion method, earnings accrue based on the percentage of total costs incurred or total units of products delivered, as contracts progress toward completion. Certain sales to distributors made with return rights and/or price protection features are recognized upon shipment to the customer, with appropriate recognition to reflect returns based on current market conditions and historical actual returns and allowances as a percentage of sales.

     Sales returns and allowances are recognized on an estimated basis as a charge against revenue in the period in which related revenues are recognized.

     In July of 2000, the Emerging Issues Task Force released Issue No. 00-10 (EITF 00-10), "Accounting for Shipping and Handling Revenues and Costs". The EITF, effective in the fourth quarter of 2000, reached final consensus that amounts billed, if any, for shipping and handling should be included in revenue. In addition, costs incurred for shipping and handling should be recorded in cost of sales or otherwise disclosed but not netted against amounts billed. The impact of implementing EITF 00-10 is not material.

     Research and Development Costs -- We expensed approximately $74.5 of research activities relating to the development and improvement of our products in 2000, $76.0 in 1999 and $73.4 in 1998.

     Environmental Remediation Costs -- Costs incurred to investigate and remediate environmental issues are expensed unless they extend the economic useful life of related assets. Liabilities are recorded and expenses are reported when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Environmental obligations are not discounted and are not reduced by anticipated insurance recoveries.

     Property Plant and Equipment -- Property, plant and equipment ("PP&E") are stated at cost, less accumulated depreciation and amortization. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     Financial Instruments -- We do not enter into financial instruments for speculative or trading purposes. We record the net amount to be paid or received under interest rate protection agreements over the life of the agreement as a component of interest expense. For further discussion see Accounting Pronouncements later in this section and Note 14 to the consolidated financial statements.

     Goodwill and Intangible Assets -- We amortize goodwill and intangible assets on a straight-line basis over lives ranging from 10 to 40 years. In determining the estimated useful lives, we consider the nature, competitive position, life cycle position, and historical and expected future operating income of each acquired company, as well as our commitment to support these acquired companies through continued investment in capital expenditures, operational improvements and research and development.

     Impairment of Long-Lived Assets -- We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, including goodwill and other intangible assets, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows or operating income (before amortization) on a non-discounted basis related to the tested assets is likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

     Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes new accounting and reporting standards for derivative instruments. In June 1999, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133". These rules require all derivatives to be recognized as either assets or liabilities in the balance sheet at fair value and changes in fair value to be recognized in income or other comprehensive income. We will adopt these pronouncements as described in our disclosures included in Note 14.

(2) MERGER OF SPX AND GENERAL SIGNAL

     On October 6, 1998, General Signal (GSX) merged into a subsidiary of SPX. On an aggregate basis, GSX shareholders received 0.4186 shares of SPX common stock and $18.00 in cash for each share owned of GSX common stock. In total, approximately 18.236 million shares of SPX common stock and $784.2 in cash were exchanged for the outstanding common stock of GSX. Outstanding restricted stock and stock options of GSX were either redeemed through change of control payments or terminated.

     The merger was accounted for as a reverse acquisition whereby GSX was treated as the acquirer and SPX as the acquiree, because GSX shareholders owned a majority of the combined company, as of the merger, and GSX was approximately twice the size of SPX. Purchase accounting was performed on SPX based upon its fair market value at the transaction date. The cash portion of the consideration was accounted for as a dividend.

     The fair market value of SPX was based on the average per share value of SPX's common stock near July 17, 1998, the date that the merger agreement was signed. Additionally, since the combined company assumed the stock options outstanding of SPX, the fair value of these options was included in the valuation of SPX.

     The accompanying consolidated financial statements include the results of GSX for all periods and the results of SPX beginning on the date of the merger. The following unaudited 1998 pro forma selected financial

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

data reflect the merger and related financing as if they had occurred as the beginning of 1998. The unaudited pro forma financial data does not purport to represent what our results from continuing operations would actually have been had the transactions in fact occurred as of an earlier date, or project the results for any future date or period.

                                                             PRO FORMA
                                                            -----------
                                                            (UNAUDITED)
1998
Revenues..................................................    $2,519.4
Cost of product sold......................................     1,772.8
Selling, general and administrative.......................       597.6
Goodwill/intangible amortization..........................        41.9
Special charges...........................................       101.7
                                                              --------
Operating income..........................................         5.4
Other income, net.........................................         8.1
Equity in earnings of EGS.................................        40.2
Interest expense, net.....................................      (122.2)
Income taxes..............................................        10.5
                                                              --------
Net loss..................................................    $  (58.0)
                                                              ========
Diluted loss per share....................................    $  (1.88)
Weighted average number of shares.........................      30.801

(3) BUSINESS SEGMENT INFORMATION

     Our company is comprised of four business segments. Each segment is described below.

TECHNICAL PRODUCTS AND SYSTEMS

     The Technical Products and Systems segment is focused on solving customer problems with complete technology-based systems. The emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions.

     The Technical Products and Systems segment includes four operating units: networking and switching products for storage, data and telecommunications networks, fire detection and building life-safety systems, TV and radio transmission systems and automated fare collection systems.

INDUSTRIAL PRODUCTS AND SERVICES

     The strategy of the Industrial Products and Services segment is to provide "Productivity Solutions for Industry". The business emphasis is on introducing new related services and products, as well as focusing on the replacement parts and service elements of the business and growing through acquisitions. This segment includes operations that design, manufacture and market power transformers, industrial valves, mixers, laboratory and industrial ovens and freezers, hydraulic systems, material handling systems and electric motors for industrial and chemical companies, pulp and paper manufacturers, laboratories and utilities.

SERVICE SOLUTIONS

     Service Solutions includes operations that design, manufacture and market a wide range of specialty service tools, hand-held diagnostic systems and service equipment, and technical and training information, primarily to the motor vehicle industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors. The

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Service Solutions segment includes three operating units: Diagnostic Systems and Service Equipment, Specialty Tools, and Technical Information and Other Services.

VEHICLE COMPONENTS

     In the Vehicle Components segment, we supply high-integrity aluminum and magnesium die-castings, forgings, automatic transmission and small engine filters and transmission kits for OEMs. We also supply automatic transmission, small engine filters and transmission kits for aftermarket customers.

     Revenues by business segment represent sales to unaffiliated customers, and no one customer or group of customers under common control accounted for more than 10% of our consolidated sales. Intercompany sales among segments are not significant. Operating income by segment does not include general corporate expenses. Identifiable assets by business segment are those used in company operations in each segment. General corporate assets are principally cash, pension assets, deferred tax assets and certain prepaid expenses.

     Financial data for our business segments are as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUES:(1)
  Technical Products and Systems............................  $  634.0   $  781.1   $  718.8
  Industrial Products and Services..........................     982.9      844.9      768.3
  Service Solutions.........................................     702.1      699.6      157.0
  Vehicle Components........................................     359.9      386.7      181.3
                                                              --------   --------   --------
                                                              $2,678.9   $2,712.3   $1,825.4
                                                              --------   --------   --------
OPERATING INCOME:
  Technical Products and Systems(2).........................  $  109.6   $  108.1   $   24.0
  Industrial Products and Services(3).......................     142.2      134.3       80.3
  Service Solutions (4).....................................      38.1       61.7       12.8
  Vehicle Components(5).....................................      33.0       46.7       25.6
  General Corporate(6)......................................     (46.8)     (37.4)    (182.2)
                                                              --------   --------   --------
                                                              $  276.1   $  313.4   $  (39.5)
                                                              --------   --------   --------
CAPITAL EXPENDITURES:
  Technical Products and Systems............................  $   18.0   $   21.8   $   19.3
  Industrial Products and Services..........................      37.9       18.9       26.6
  Service Solutions.........................................      13.0       25.1        6.3
  Vehicle Components........................................      32.1       29.8        8.0
  General Corporate.........................................      22.3        6.4        9.0
                                                              --------   --------   --------
                                                              $  123.3   $  102.0   $   69.2
                                                              --------   --------   --------
DEPRECIATION AND AMORTIZATION:
  Technical Products and Systems............................  $   24.8   $   24.9   $   23.1
  Industrial Products and Services..........................      34.8       32.0       27.7
  Service Solutions.........................................      27.5       23.7        5.2
  Vehicle Components........................................      22.6       23.4       10.3
  General Corporate.........................................       1.2        1.4        3.1
                                                              --------   --------   --------
                                                              $  110.9   $  105.4   $   69.4
                                                              --------   --------   --------

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                2000       1999       1998
                                                              --------   --------   --------
IDENTIFIABLE ASSETS:
  Technical Products and Systems............................  $  460.4   $  335.2   $  577.9
  Industrial Products and Services..........................     856.0      665.5      616.8
  Service Solutions.........................................     861.9      887.2      882.7
  Vehicle Components........................................     528.5      513.9      505.9
  General Corporate.........................................     457.8      444.2      385.0
                                                              --------   --------   --------
                                                              $3,164.6   $2,846.0   $2,968.3
                                                              --------   --------   --------
EQUITY IN EARNINGS OF EGS:..................................  $   34.3   $   34.7   $   40.2
                                                              ========   ========   ========

---------------
(1) Includes the results of businesses of SPX from the date of the GSX merger. See Note 2 of the consolidated financial statements for further discussion.

(2) Includes special charges of $10.0 in 2000, $13.1 in 1999 and $14.5 in 1998. Includes other charges of $2.6 in 1998. See Note 4 of the consolidated financial statements for further discussion.

(3) Includes special charges of $39.3 in 2000, $17.9 in 1999 and $16.3 in 1998. Includes other charges of $1.1 in 2000 and $10.5 in 1998. See Note 4 of the consolidated financial statements for further discussion.

(4) Includes special charges of $21.4 and other charges of $11.2 in 2000. See
    Note 4 of the consolidated financial statements for further discussion.

(5) Includes special charges of $10.8, $7.4 and $1.6 in 2000, 1999 and 1998, respectively. Also includes other charges of $2.6 in 1998. See Note 4 of the consolidated financial statements for further discussion.

(6) Includes special charges of $9.4 and $69.3 in 2000 and 1999, respectively. Includes other charges of $76.3 in 1998. See Note 4 of the consolidated financial statements for further discussion.

                     GEOGRAPHIC AREAS:                          2000        1999        1998
                     -----------------                        --------    --------    --------
REVENUES -- UNAFFILIATED CUSTOMERS:
  United States(1)..........................................  $2,327.7    $2,304.1    $1,521.4
  Other.....................................................     351.2       408.2       304.0
                                                              --------    --------    --------
                                                              $2,678.9    $2,712.3    $1,825.4
                                                              ========    ========    ========
LONG LIVED ASSETS:
  United States.............................................  $2,014.3    $1,830.2    $1,948.2
  Other.....................................................      87.4        39.3        44.4
                                                              --------    --------    --------
                                                              $2,101.7    $1,869.5    $1,992.6
                                                              ========    ========    ========

---------------
(1) Included export sales of $242.8 in 2000, $247.5 in 1999, and $181.9 in 1998.

     No individual foreign country in which we operate accounted for more than 5% of consolidated revenues in 2000, 1999 or 1998.

(4) SPECIAL CHARGES AND OTHER CHARGES

     As part of our Value Improvement Process(R), we right size and consolidate operations to drive results. Additionally, due to our aggressive acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines, and rationalize and consolidate manufacturing capacity to maximize EVA improvement. As an outcome of this process, we recorded special charges of $90.9 in 2000, $38.4 in 1999 and $101.7 in 1998. These special charges consist of restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. The components of the charges have been computed based on actual cash payouts, our estimate

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies and local laws. The purpose of these restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency. We estimate that we will achieve operating cost reductions in 2001 and beyond through reduced employee, manufacturing and other facility costs.

     EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)" provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when, management having the appropriate level of authority to involuntarily terminate employees, approves and commits us to the plan of termination, establishes the benefits that current employees will receive upon termination, and prior to the date of the financial statements, the benefit arrangement is communicated to employees. The communication of the benefit arrangement includes sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are terminated.

     Other exit costs are costs resulting from an exit plan that are not associated with or that do not benefit activities that will be continued. We record that cost if it is not associated with or is not incurred to generate revenues after the exit plan's commitment date, and it meets either of the following criteria: (1) The cost is incremental to other costs that we incur in the conduct of our activities prior to the commitment date and will be incurred as a direct result of the exit plan, or (2) The cost represents amounts that we will incur under a contractual obligation that existed prior to the commitment date and will either continue after the exit plan is completed with no economic benefit to us or be a penalty incurred by us to cancel the contractual obligation.

     Special charges for the years ended December 31, 2000, 1999 and 1998 are described in more detail below and in the applicable sections which follow.

                                                             2000     1999      1998
                                                             -----    -----    ------
Severance and other cash costs.............................  $32.0    $23.1    $ 95.5
Asset and goodwill impairments.............................   48.9     15.3       6.2
In-process technology......................................   10.0       --        --
                                                             -----    -----    ------
Total......................................................  $90.9    $38.4    $101.7
                                                             =====    =====    ======

     At December 31, 2000, a total of $16.0 of restructuring liabilities remained on the consolidated balance sheet. This restructuring reserve relates to restructuring actions initiated in 2000, and we anticipate that the

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

remaining restructuring reserve will be paid within one year of inception. The following table summarizes activity from December 31, 1998 through December 31, 2000:

                                           EMPLOYEE      FACILITY
                                          TERMINATION    HOLDING       ASSET         OTHER
                                             COSTS        COSTS      WRITE-OFFS    CASH COSTS    TOTAL
                                          -----------    --------    ----------    ----------    ------
Balance at December 31, 1998............     $17.1         $5.6            --              --    $ 22.7
Special Charge..........................      16.6          3.0          15.3             3.5      38.4
Non cash asset write-offs...............        --           --         (15.3)             --     (15.3)
Payments................................     (27.2)        (2.3)           --            (3.5     (33.0)
                                             -----         ----        ------      ----------    ------
Balance at December 31, 1999............     $ 6.5         $6.3        $   --      $       --    $ 12.8
Special Charge(1).......................      13.9          2.3          48.9            15.8      80.9
Non cash asset write-offs...............                                (48.9)                    (48.9)
Payments................................     (10.4)        (6.9)           --           (11.5)    (28.8)
                                             -----         ----        ------      ----------    ------
Balance at December 31, 2000............     $10.0         $1.7        $   --      $      4.3    $ 16.0
                                             =====         ====        ======      ==========    ======

---------------
(1) Amount does not include $10.0 write-off of in process technology.

We also recorded other charges of $12.3 in 2000 and 108.2 in 1998 as described in the applicable sections that follow.

2000 SPECIAL CHARGES

     In 2000, we committed to and announced the closing of ten manufacturing facilities or sales offices and the reorganization of various sales, engineering and marketing teams within the Service Solutions, Industrial Products and Services and Vehicle Components segments. Accordingly, we recorded special charges of $90.9, which are comprised of $13.9 for cash severance payments to approximately 708 hourly and salaried employees, $34.6 for the write-down of assets, $14.3 for the write-down of goodwill, $10.0 write-off of in-process technology and $18.1 for other cash costs. Other cash costs principally related to facility holding costs, moving machinery and equipment and relocation benefits which are expensed as incurred. The write-down of assets and goodwill was required because the estimated fair value as measured by discounted cash flow was less than the carrying value of the assets or business.

     In the Service Solutions segment we recorded special charges of $21.4 in 2000 associated with restructuring initiatives. The facilities and operations in the Service Solutions segment that were affected by these initiatives were two facilities in Michigan, one facility in Ohio, one facility in Brazil, and the consolidation of several European operations into our Hainburg, Germany facility.

     In the Industrial Products and Services segment, we recorded special charges of $39.3 in 2000 associated with restructuring initiatives and goodwill write-downs. These restructuring initiatives were primarily associated with the consolidation of two facilities into one in our SPX Fluid Power business and the closure of facilities in Pennsylvania and Virginia.

     In the Vehicle Components segment, we recorded special charges of $10.8 in 2000 primarily consisting of asset writedowns associated with exiting the bicycle business and a goodwill write-down associated with the Metal Forge business.

     In the Technical Products segment, we recorded a $10.0 write-off of in-process technology associated with Inrange's acquisition of Varcom Corporation. In-process technology represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition and that have no alternative future use.

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     The 2000 General Corporate special charges of $9.4 primarily represent a write-down of an investment in certain software licenses.

1999 SPECIAL CHARGES

     During 1999, we committed to and announced that we would close four manufacturing, sales and administrative facilities primarily to consolidate certain operations. As a result of these actions, we recorded charges $38.4, which included $16.6 for cash severance payments to approximately 209 hourly and 392 salaried employees. Substantially all scheduled terminations and payments were completed by December 31, 2000. We also recorded $13.4 for facility closing costs, including cash holding costs of $3.0 and non-cash asset write-downs of $10.4.

     The four affected facilities were three Industrial Products and Services facilities located in Ireland, Tennessee, and Minnesota, and a Vehicle Components manufacturing facility located in Ohio.

     An additional $8.4 of charges consisted of $4.9 related to the non-cash write off of abandoned system costs and $3.5 of other cash costs incurred during 1999 related to the various restructuring initiatives, primarily for employee stay bonuses and the relocation of employees and equipment.

1998 SPECIAL CHARGES

     The recorded costs associated with the merger and closing of the GSX corporate headquarter included $65.3 of cash costs related to change of control agreements, option and restricted stock payments, and other employee termination costs for 88 corporate GSX employees. Substantially all scheduled terminations and payments were completed by December 31, 1998. Additionally, a $4.0 charge was recorded for the GSX corporate headquarters building, which was closed in late 1998. The charge principally represents $2.4 of cash rental costs until the lease termination in early 2000 and $1.6 non-cash property write-downs. The termination of corporate employees and closure of the headquarters building were necessary to eliminate duplicative corporate personnel and facilities created by the merger.

     As part of a plan to reduce the operating costs of the combined company, we offered an early retirement program to employees at most of the GSX operations. Approximately 325 hourly and salaried employees accepted the offer during the fourth quarter, at a cash cost of $14.2, which represents incremental salary paid upon their early retirement. Additionally, during the fourth quarter of 1998, we committed to and announced that we would close 18 manufacturing, sales and administrative facilities primarily to consolidate various GSX operations. As a result of these actions, we recorded charges of $10.1 for cash severance payments to approximately 800 hourly and salaried other employees. These employees were terminated by December 31, 1999. We also recorded $8.1 for facility closing costs, including cash holding costs of $3.5 and non-cash property write-downs of $4.6.

     The eighteen affected facilities included four manufacturing facilities in Illinois, Alabama, Pennsylvania and New York and five sales facilities including one in each of California, Missouri and Canada and two in the United Kingdom within the Industrial Products and Services segment; three manufacturing facilities in Connecticut, Massachusetts and Florida and five sales facilities in Texas, Switzerland, France, Italy and the United Kingdom within the Technical Products and Systems segment; and one manufacturing facility in Michigan within the Vehicle Components segment.

OTHER CHARGES

     In 2000, we recorded a charge of $12.3 against cost of goods sold for discontinued product lines associated with restructuring and other product changes primarily within the Service Solutions segment.

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     During the third quarter of 1998, we expensed $5.5 of previously capitalized costs associated with the termination of a plan to spin-off Inrange Technologies and dispose of three other units that had been announced by the former GSX management team.

     In the fourth quarter of 1998, we expensed $9.0 of in-process technology included in the valuation of SPX (see Note 2 for further discussion of the purchase accounting for SPX). We recorded $19.5 to write down goodwill of a business held for sale to net realizable value. The business held for sale had net assets of $24.4 as of December 31, 1998 and was sold in 1999. Operating results of this business for 1998 were not material. We recorded additional environmental accruals of $36.5 in response to new information and data obtained as a result of the GSX merger (see Note 15 for additional information regarding environmental accruals). We also recorded charges totaling $37.7 in that quarter, including $5.8 in merger integration costs, $11.4 in inventory write-downs, $6.3 in patents and licenses asset impairments and $3.1 in customer settlements primarily related to older generation products that current management decided to phase out in favor of recently developed upgraded products, principally in the Technical Products and Systems segment. These charges resulted from information obtained as a result of the General Signal merger, operating actions initiated during the quarter, and new management's review of the assets and liabilities of General Signal.

     Of these 1998 charges, $60.4 was included in cost of products sold and the remaining $47.8 was included in selling, general and administrative expense.

(5) GAIN ON ISSUANCE OF INRANGE STOCK

     In September 2000, Inrange Technologies, one of our business units, issued 8,855,000 shares of its class B common stock for cash in an initial public offering. We own 75,633,333 shares of Inrange class A common stock. Holders of class B common stock generally have identical rights as class A common stock except for voting and conversion rights. The holders of class A common stock are entitled to five votes per share and the holders of class B common stock are entitled to one vote per share. Holders of class B common stock have no conversion rights. As a result of the initial public offering, we own 89.5% of the total number of outstanding shares of Inrange common stock. We own 100% of the outstanding class A common stock, which represents 98% of the combined voting power of all classes of Inrange voting stock. Proceeds from the offering, based on the offering price of $16.00 per share, net of expenses, were $128.2. We accounted for the proceeds of the offering in accordance with Staff Accounting Bulletin No. 51. "Accounting by the Parent in Consolidation for Sale of Stock in Subsidiary". In accordance with the selected accounting policy, we recorded a pretax gain of $98.0 ($57.6 after-tax) in the third quarter of 2000.

(6) ACQUISITIONS AND DIVESTITURES

     We continually review each of our businesses pursuant to our fix, sell or grow strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Acquisitions and divestitures for the years ended 2000 and 1999 are described below.

ACQUISITIONS 2000

     In October of 2000, Waukesha Electric Systems, a business unit in the Industrial Products and Services segment, acquired High Voltage Supply, Inc. of Dallas, Texas for a cash purchase price of $9.4 and an additional $1.5, which will be paid in 2001, if certain operating criteria are met. High Voltage Supply specializes in the re-design, engineering and manufacturing of replacement parts for power transformers, circuit breakers and associated electrical equipment. In addition to the US market, it also provides customized component services to utilities in Mexico and Central America. High Voltage Supply is an excellent fit with Waukesha Electric's strategy to expand its share of the service and replacement components market. The

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

addition of High Voltage's component technology complements Waukesha's existing products and enhances the global reach of the repair business.

     In September of 2000, Revco Technologies, a business unit in the Industrial Products and Services segment, acquired Jewett, Inc., of Buffalo, New York for a cash purchase price of $10.5. Jewett is a world leader in the manufacture and sale of high-quality medical refrigeration and pathology equipment. Recognized for its blood bank, plasma and laboratory refrigerators, as well as its equipment for medical examiners facilities, morgues and hospital autopsy suites, Jewett also produces nourishment and medicine stations typically used on hospital patient floors, and surgical scrub sinks for operating theaters. The Jewett acquisition provides increased global presence, particularly in the blood and plasma markets.

     Also in September, DeZurik, a business unit in the Industrial Products and Services segment, acquired the US and UK assets of Copes-Vulcan, for a cash purchase price of $35.0. Copes-Vulcan, located in Lake City, Pennsylvania and Winsford, England, provides DeZurik with new technology and complementary products and services while expanding its customer base. The combined business will better serve process industries around the world with recognized quality process performance solutions.

     Edwards Systems Technology, a business unit in the Technical Products and Systems segment, acquired Ziton SA (Pty) Ltd in September for a cash purchase price of $20.0. The acquisition of Ziton adds complementary technology, expands product and service offerings, bolsters Edwards Systems Technology's global position and provides internationally based manufacturing capabilities for life-safety systems.

     In August of 2000, Inrange Technologies, a business unit in the Technical Products and Systems segment, acquired Computerm Corporation of Pittsburgh, Pennsylvania for a purchase price of $30.0, which included a non-interest bearing seller note of $3.0 due in August 2001. Computerm's high-performance channel extension products and services allow storage networking applications to operate over wide area networks. Computerm's suite of channel extension offerings complements Inrange's storage networking systems and expands its virtual storage networking family of channel directors, optical multiplexers and channel extension products and services.

     In August of 2000, Inrange acquired Varcom Corporation of Fairfax, Virginia, for a purchase price of $25.0, which included a non-interest bearing seller note of $1.5 due in August 2002. Varcom Corporation is a provider of network management hardware, software and services. Two of Varcom's key network management offerings are fully integrated into Inrange's Universal TouchPoint Architecture(TM), a management system used to monitor and assess quality of service levels across the span of enterprise data networks.

     In March of 2000, we completed the acquisition of Fenner Fluid Power, a division of Fenner plc of Yorkshire, England for a cash purchase price of $64.0. Our Power Team business, in the Industrial Products and Services segment, is a market leader in the manufacture and distribution of high-force industrial tools and hydraulic power systems and components. The addition of Fenner Fluid Power's medium pressure hydraulic power system components provides new technology, complementary products and additional presence in the international market. Fenner Fluid Power has facilities in Rockford, Illinois and Romford, England.

     In 2000, we made several other acquisitions with an aggregate purchase price of $31.4. These acquisitions and the ones described above are not material individually or in the aggregate.

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

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

ACQUISITIONS 1999

     In September of 1999, we acquired North American Transformer, Inc. from Rockwell International Corporation for a cash purchase price of $86.0. North American Transformer's expertise in large power transformers has expanded our existing product and service offerings and positioned the business for additional international expansion.

     This acquisition was accounted for using purchase accounting and, accordingly, the purchase price was allocated to the related assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase accounting for this acquisition was finalized in 2000.

DIVESTITURES 1999

     In December of 1999, we sold Best Power to Invensys plc, for $240.0 and recognized a pretax gain of $23.8 and an after-tax loss of $45.2. The large tax expense from this sale was caused by $132.2 of nondeductible goodwill from the GSX acquisition of Best Power in 1995.

     In July of 1999, we sold the assets of our Acutex division to Hilite Industries, Inc, for $27.0 in cash. The operation manufactured solenoid valves used in automatic transmissions for motor vehicles. The transaction was recorded in the third quarter of 1999 and resulted in no gain or loss.

     In March of 1999, we completed the sale of our Dual-Lite business, which we received from EGS Electrical Group LLC on October 6, 1998 in a partial rescission of the original EGS venture formation in the third quarter of 1997.

     Additionally, we completed the sale of a 50% interest in a Japanese joint venture during that quarter. We received combined proceeds of $64.2 and recognized a pretax gain of $29.0 ($10.4 after-tax). The relatively high effective tax rate on this gain was due to the low tax basis of the operations divested.

     These acquisitions and dispositions are not material individually or in the aggregate.

(7) EMPLOYEE BENEFIT PLANS

BENEFIT PENSION AND POSTRETIREMENT PLANS

     We have defined benefit pension plans that cover substantially all salaried and hourly paid employees, including certain employees in foreign countries. These plans provided pension benefits that were based on the employees' years of credited service and levels of earnings. Effective January 1, 1999, we amended our plan formula to provide benefits using a cash balance program. Under the new cash balance program, participants receive benefits based on a percentage of current salary and interest credits. Effective January 1, 2001 we amended our plan to discontinue providing pension benefits to employees hired after December 31, 2000. We fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. Substantially all plan assets are invested in listed stocks, bonds, real estate, or cash and short-term investments. Plan assets include 1.217 shares of our common stock. Plan assets and obligations of non-North American subsidiaries are not material and are not included below.

     We have domestic postretirement plans that provide health and life insurance benefits for certain retirees. Some of these plans require retiree contributions at varying rates. Not all retirees are eligible to receive these benefits, with eligibility governed by the plan(s) in effect at a particular location. Certain of our non-North American subsidiaries have similar plans for retirees. Our obligations for such plans are not material and are not included below.

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     The following table shows the plans' funded status and amounts recognized in our consolidated balance sheets:

                                                           PENSION            POSTRETIREMENT
                                                          BENEFITS               BENEFITS
                                                     -------------------    ------------------
                                                       2000       1999       2000       1999
                                                     --------    -------    -------    -------
Change in benefit obligation:
  Benefit obligation - beginning of year...........  $  746.9    $ 805.8    $ 146.5    $ 158.5
  Service cost.....................................      12.0       16.5        0.2        0.6
  Interest cost....................................      53.0       53.3       12.4       10.4
  Actuarial (gain) loss............................     (29.2)       9.1       31.6       (1.3)
  Curtailment (gain) loss..........................      (1.2)       1.5         --         --
  Plan amendments..................................       1.2      (33.7)        --         --
  Benefits paid....................................     (74.5)    (105.6)     (24.6)     (21.7)
                                                     --------    -------    -------    -------
  Benefit obligation - end of year.................  $  708.2    $ 746.9    $ 166.1    $ 146.5
                                                     ========    =======    =======    =======
Change in plan assets:
  Fair value of plan assets - beginning of year....  $  980.9    $ 918.9    $    --    $    --
  Actual return on plan assets.....................     102.5      160.8         --         --
  Contributions....................................       3.8        6.8       24.6       21.7
  Benefits paid....................................     (74.5)    (105.6)     (24.6)     (21.7)
                                                     --------    -------    -------    -------
  Fair value of plan assets - end of year..........  $1,012.7    $ 980.9    $    --    $    --
                                                     ========    =======    =======    =======
Funded status at year-end..........................  $  304.5    $ 234.0    $(166.1)   $(146.5)
  Unamortized prior service cost...................     (23.6)     (26.9)      (4.8)      (7.4)
  Unrecognized net (gain) loss.....................     (46.1)     (16.6)      21.1      (10.3)
  Unrecognized transition asset....................      (0.3)      (6.2)        --         --
  Other............................................        --       (0.2)        --         --
                                                     --------    -------    -------    -------
Prepaid (accrued) benefit cost.....................  $  234.5    $ 184.1    $(149.8)   $(164.2)
                                                     ========    =======    =======    =======
Amount recognized in the balance sheet consists of:
  Other assets.....................................  $  252.4    $ 201.6    $    --    $    --
  Accrued expenses and other liabilities...........     (24.1)     (21.4)    (149.8)    (164.2)
  Accumulated other comprehensive income...........       6.2        3.9         --         --
                                                     --------    -------    -------    -------
Net amount recognized..............................  $  234.5    $ 184.1    $(149.8)   $(164.2)
                                                     ========    =======    =======    =======

     The pension benefit obligation ("PBO") and unfunded accumulated pension obligation ("ABO") for pension plans with ABO's in excess of plan assets were $25.9 and $24.1 as of December 31, 2000 and $26.5 and $20.5 as of December 31, 1999.

     A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The minimum liability adjustment, less allowable intangible assets, net of tax benefit, is reported as other comprehensive income and accumulated to $3.6 as of December 31, 2000 and $2.4 as of December 31, 1999.

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     Net periodic pension benefit cost included the following components:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    ------    ------
Service cost............................................  $  12.0    $ 16.5    $ 13.5
Interest cost...........................................     53.0      53.3      37.4
Expected gain on assets.................................   (101.7)    (93.7)    (66.0)
Amortization of transition asset........................     (5.8)     (6.4)     (6.4)
Amortization of unrecognized (gains) losses.............     (0.8)      0.2       0.4
Amortization of unrecognized prior service cost.........     (1.2)     (1.5)      1.4
                                                          -------    ------    ------
Net periodic pension benefit............................  $ (44.5)   $(31.6)   $(19.7)
                                                          =======    ======    ======
Actuarial assumptions used were:
  Discount rate.........................................     7.75%     7.50%     6.75%
  Rate of increase in compensation levels...............     5.00%     5.00%     5.00%
  Expected long-term rate of return on assets...........     10.0%     9.50%     9.50%

     In accordance with SFAS No. 88 "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" we recorded a curtailment gain of $2.0 in 2000, $3.5 in 1999. The curtailment gains were primarily the result of a reduction in employees associated with restructuring initiatives.

     The net periodic postretirement benefit cost included the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Service cost................................................  $ 0.2    $ 0.6    $ 0.4
Interest cost...............................................   12.4     10.4      7.1
Amortization of unrecognized losses.........................     --     (0.1)    (0.7)
Amortization of unrecognized prior service cost.............   (2.6)    (2.6)    (2.6)
                                                              -----    -----    -----
Net periodic postretirement costs...........................  $10.0    $ 8.3    $ 4.2
                                                              =====    =====    =====

     The accumulated postretirement benefit obligation was determined using the terms of our various plans, together with relevant actuarial assumptions and health care cost trend rates. The estimated initial annual trend rates as of December 31, 1999 were 5.8% under age 65 and 5.5% over age 65. As of December 31, 2000 the initial trend rates were increased to 7.0% under age 65 and 6.1% over age 65 and will decrease to an ultimate rate of 5.0% in the year 2004 and thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                              1% INCREASE    1% DECREASE
                                                              -----------    -----------
Effect on total of service and interest costs...............     $0.6           $(0.6)
Effect on postretirement benefit obligation.................      8.4            (7.9)

RETIREMENT SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLAN

     In addition to the above plans we also have the SPX KSOP plan ("Plan"), which provides benefits to a majority of domestic employees. These employees can contribute up to 17% of their earnings to the Plan,

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

subject to certain limitations. We match a portion of the employee's contribution with shares from the Plan's trust. During 2000, 0.156 shares, and during 1999, 0.211 shares, were allocated to employees under the Plan. Compensation expense is recorded based upon the market value of shares as the shares are allocated to employees. We recorded $17.1 in 2000, $15.9 in 1999, and $0.8 in 1998 as compensation expense. Employees may vote their allocated shares directly, while the KSOP trustee votes the unallocated shares in the trust proportionally on the same basis as the allocated shares voted. At December 31, 2000, there were 0.140 unallocated shares in the trust with a fair market value of $15.1. In January 1999, the GSX Savings and Stock Ownership Plan was merged with the KSOP plan.

     We matched employee contributions, to the SPX KSOP Plan and other supplemental plans, in cash and common stock equal to a percentage of certain amounts contributed by employees. Our contributions under these plans amounted to $17.1 in 2000, $15.9 in 1999, and $23.7 in 1998.

(8) INVENTORIES

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Finished goods..............................................  $131.1    $132.4
Work in process.............................................    65.9      58.4
Raw material and purchased parts............................   117.7      96.2
                                                              ------    ------
Total FIFO cost.............................................  $314.7    $287.0
Excess of FIFO cost over LIFO inventory value...............   (15.1)    (13.0)
                                                              ------    ------
                                                              $299.6    $274.0
                                                              ======    ======

     Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. These inventories were $143.8 at December 31, 2000 and $143.9 at December 31, 1999. All other inventories are valued using the first-in, first-out ("FIFO") method. Progress payments, netted against work in process at year-end, were $6.1 in 2000 and $11.1 in 1999.

(9) INVESTMENT IN EGS

     In September 1997, we and Emerson Electric Co. formed EGS, a venture combining Emerson's Appleton Electric operations and our GSEG operations. We contributed substantially all of GSEG in exchange for a 47.5% ownership in EGS. In October 1998, our ownership in EGS was reduced to 44.5% when we received two businesses of EGS in a partial rescission of the original formation of EGS. We recorded the original contribution and partial rescission at historical cost.

     We account for our investment in EGS under the equity method of accounting. Effective January 1, 1998, we began accounting for our investment in EGS on a three-month lag basis and, net of the effect of the returned businesses, recorded a $9.6 adjustment through retained earnings to reverse the fourth quarter 1997 equity earnings from this venture. EGS operates primarily in the United States, Canada and Mexico. EGS's results of operations for its fiscal year ended September 30, 2000, 1999, and 1998 were as follows:

                                                            2000      1999      1998
                                                           ------    ------    ------
Net sales................................................  $474.4    $462.6    $542.1
Gross margin.............................................   189.3     188.1     214.4
Net income...............................................    65.1      67.0      81.7

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     EGS' pretax income for the quarters ended December 31, 2000 and 1999 was not materially different than the pretax income earned the previous quarter.

     Our equity in earnings for the year ended December 31, was $34.3 in 2000, $34.7 in 1999 and $40.2 in 1998. Our recorded investment in EGS was less than our ownership of EGS's net assets in the amount of $94.5 at December 31, 2000 and in the amount of $96.9 at December 31, 1999. This difference is being amortized on a straight-line basis over an estimated economic life of 40 years.

     Condensed balance sheet information of EGS as of September 30, 2000 and 1999 was as follows:

                                                               2000      1999
                                                              ------    ------
Current assets..............................................  $170.4    $170.7
Noncurrent assets...........................................   318.1     328.2
Current liabilities.........................................    66.6      67.7
Noncurrent liabilities......................................    30.0      33.5

(10) GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Goodwill....................................................  $1,058.4    $  893.9
Intangibles.................................................     284.7       304.4
                                                              --------    --------
                                                               1,343.1     1,198.3
Accumulated amortization....................................    (131.3)      (94.7)
                                                              --------    --------
                                                              $1,211.8    $1,103.6
                                                              ========    ========

     Amortization of goodwill and intangibles was $46.6 in 2000, $42.4 in 1999 and $19.5 in 1998.

(11) ACCRUED EXPENSES

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Payroll and compensation....................................  $125.8    $116.8
Environmental and legal.....................................    42.8      44.5
Special charges related accruals............................    16.0      19.1
Other.......................................................   161.7     163.1
                                                              ------    ------
                                                              $346.3    $343.5
                                                              ======    ======

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(12) INCOME TAXES

     Income (loss) from continuing operations before income taxes and the provision (benefit) for income taxes consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Income (loss) before income taxes:
  United States..........................................  $328.6    $274.0    $(53.7)
  Foreign................................................     7.0      20.8       8.8
                                                           ------    ------    ------
                                                            335.6    $294.8    $(44.9)
                                                           ======    ======    ======
Provision (benefit) for income taxes:
  Current:
     Federal.............................................  $ 58.6    $113.3    $  3.3
     Foreign.............................................     7.2      15.0       7.8
     State...............................................    12.7      17.5       5.2
                                                           ------    ------    ------
Total current............................................    78.5     145.8      16.3
                                                           ------    ------    ------
  Deferred:
     Federal.............................................  $ 50.3      37.1     (12.0)
     Foreign.............................................     1.0        .1      (5.4)
     State...............................................     7.5       8.3      (2.1)
                                                           ------    ------    ------
Total deferred...........................................    58.8      45.5     (19.5)
                                                           ------    ------    ------
                                                            137.3     191.3      (3.2)
Included in early extinguishment of debt.................    (6.2)     (4.0)       --
                                                           ------    ------    ------
Total provision (benefit)................................  $131.1    $187.3    $ (3.2)
                                                           ======    ======    ======

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000     1999      1998
                                                              -----    -----    ------
Tax at U.S. federal statutory rate..........................  35.0%    35.0%    (35.0)%
State and local taxes, net of U.S. federal benefit..........   3.9      3.4       3.5
Foreign sales corporation...................................  (0.4)    (0.8)    (14.0)
Goodwill amortization.......................................   3.9      3.1      11.1
Income from Puerto Rican operations.........................    --       --      (2.0)
Foreign rates and foreign dividends.........................  (2.0)     2.5      (1.2)
Change in valuation allowance...............................   3.1      1.7       3.3
Disposition basis differences...............................  (0.9)    20.9      22.2
Other.......................................................  (1.7)    (2.3)      5.0
                                                              ----     ----     -----
                                                              40.9%    63.5%     (7.1)%
                                                              ====     ====     =====

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Deferred tax assets:
  Acquired tax benefits and basis differences.........  $   13.3   $   8.3    $  17.1
  Other postretirement and postemployment benefits....      61.7      71.6       72.1
  Losses on dispositions and restructuring............      15.0      10.2       17.4
  Inventories.........................................      10.4      10.0       20.9
  NOL and credit carryforwards........................      28.5      17.2        9.4
  Other...............................................     113.9      74.8       62.0
                                                        -------    -------    -------
     Total deferred tax assets........................     242.8     192.1      198.9
  Valuation allowance.................................     (28.3)    (16.9)     (11.4)
                                                        -------    -------    -------
     Net deferred tax assets..........................     214.5     175.2      187.5
Deferred tax liabilities:
  Accelerated depreciation............................      54.3      45.7       74.6
  Pension credits.....................................      98.0      72.5       60.8
  Basis difference in affiliates......................     205.7     141.6       75.0
  Intangibles recorded in Merger......................     100.1     102.6      104.0
  Other...............................................      75.6      24.2       16.6
                                                        -------    -------    -------
     Total deferred tax liabilities...................     533.7     386.6      331.0
                                                        -------    -------    -------
                                                        $ (319.2)  $(211.4)   $(143.5)
                                                        =======    =======    =======

     Realization of deferred tax assets associated with the net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. We believe that there is a risk that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance increased by $11.4 in 2000 and $5.5 in 1999.

     Undistributed earnings of our foreign subsidiaries amounted to approximately $110.0 at December 31, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $4.7 would be payable upon remittance of all previously unremitted earnings at December 31, 2000.

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(13) NOTES PAYABLE AND DEBT

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Revolving Loan..............................................  $  220.0    $   65.0
Tranche A Loan..............................................     525.0       562.5
Tranche B Loan..............................................     496.3       412.5
Medium-Term Notes: $25.0 at 7.1% due 2002...................      25.0        50.0
Industrial Revenue Bonds due 2001-2025......................      16.1        16.1
Other Borrowings............................................      13.2         8.6
                                                              --------    --------
Total Long-Term debt........................................  $1,295.6    $1,114.7
                                                              ========    ========

     Aggregate maturities of total debt are $180.0 in 2002, $155.0 in 2003, $456.2 in 2004, $34.3 in 2005 and $470.1 thereafter. Certain payments on Tranches A and B and the Industrial Revenue Bonds are due in 2001, however, these payments will be financed with excess revolver capacity and are classified as long-term debt.

     On February 10, 2000, we paid down our existing Tranche B debt of $412.5 and revolver of $50.0, and recorded a loss on early extinguishment of debt of $15.0 pretax ($8.8 after-tax, or $0.28 per share), and replaced the existing credit facility with a $1,487.5 credit facility. As of December 31, 2000, the terms of the credit facility provided for:

          (a) $525.0 of aggregate principal amount of Tranche A term loans (the "Tranche A Term Loans"),

          (b) $496.3 of aggregate principal amount of Tranche B term loans (the "Tranche B Term Loans") and

          (c) a commitment to provide a revolving credit facility of up to $425.0 (the "Revolving Loans").

     The credit facility had interest at variable rates using a calculated base borrowing rate ("Base Rate") or a Eurodollar Rate, plus an applicable margin. The Tranche A loan and the revolving facility have variable margins between 0.5% and 1.5% for Base Rate loans and 1.5% and 2.5% for Eurodollar Rate borrowings. The Tranche B loan has variable margins between 1.25% and 1.5% for Base Rate loans and 2.25% and 2.5% for Eurodollar Rate borrowings. The revolving facility was subject to annual commitment fees of 0.25% to 0.5% on the unused portion of the facility. The variable margins and commitment fees are based on certain financial measurements as defined in the credit facility.

     The credit facility was secured by substantially all of our assets (excluding EGS) and required us to maintain certain leverage and interest coverage ratios. The credit facility also required compliance with certain leverage and interest coverage ratios. The credit facility also required compliance with certain operating covenants that limit, the incurrance of additional indebtedness, the sale of assets, the distribution of dividends, capital expenditures, mergers, acquisitions and dissolutions. We are also required to maintain (as defined) a maximum debt to earnings before income taxes, depreciation and amortization ration and a minimum interest coverage ratio.

     On January 31, 2001, the lenders agreed to amend and restate our Credit Agreement ("Restated Credit Agreement") as of February 10, 2000 and provide an additional $300.0 Tranche C term loan. The lenders also agreed to increase the revolving credit facility by $125.0 to $550.0.

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     Under the Restated Credit Agreement, the senior bank loans bear interest, at our option, at either the ABR plus the Applicable Rate (the "ABR Loans") or the Eurodollar Rate plus the Applicable Rate (the "Eurodollar Loans"). The ABR is the highest of:

          (1) the prime rate of interest in effect plus 1.0%;

          (2) the base CD rate in effect plus 1.0%; and

          (3) the federal funds effective rate in effect plus 0.5%.

     The Eurodollar Rate is the rate for eurodollar deposits for a period equal to one, two, three or six months appearing on the Dow Jones Market plus a statutory reserve rate as specified in the Credit Agreement.

     The Applicable Rate means:

          (1) in the case of the Tranche C term loans that are Eurodollar Loans, 2.50% per annum and in the case of the Tranche C term loans that are ABR Loans, 1.50% per annum; and

          (2) in the case of the other senior bank loans, the applicable per annum rate based upon the Consolidated Leverage Ratio as set forth in the pricing grid contained in the Restated Credit Agreement.

     The revolving loans are also subject to annual commitment fees of 0.25% to 0.50% on the unused portion of the facility. The interest rates for the senior bank loans will vary based upon the pricing grid contained in the Restated Credit Agreement.

     The Tranche A term loans, the Tranche B term loans and Tranche C term loans are subject to mandatory prepayment upon the occurrence of certain events, such as certain asset sales and the incurrence of additional indebtedness, and are also subject to mandatory prepayment out of excess cash flow. We may voluntarily repay the Tranche A terms loans, the Tranche B term loans and the Tranche C term loans in whole or in part at any time without penalty or premium. We are not permitted to reborrow any amounts that we repay on the Tranche A term loans, the Tranche B term loans or the Tranche C term loans. The maturity for each loan as follows:

                                                    DATE OF MATURITY
                                                   ------------------
Revolving loans..................................  September 30, 2004
Tranche A term loans.............................  September 30, 2004
Tranche B term loans.............................  December 31, 2006
Tranche C term loans.............................  December 31, 2007

     The revolving loans may be borrowed, prepaid and reborrowed. Letters of credit and swingline loans are also available under the revolving credit facility. On the date of the closing of the restated credit agreement, the entirety of the revolving loans was available and no revolving loans were outstanding. The facility provides for the issuance of letters of credit at any time during the revolving availability period, in an aggregate amount not exceeding $150.0. Standby letters of credit issued under this facility reduce the aggregate amount available under the revolving loan commitment.

     The restated credit facility is secured by substantially all of our assets (excluding EGS) and requires us to maintain certain leverage and interest coverage ratios. Our obligations under the Restated Credit Agreement are guaranteed by substantially all of our wholly owned domestic subsidiaries. They are secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock of our foreign subsidiaries and a security interest in all of our assets and all of the assets of substantially all of our wholly owned domestic subsidiaries. Under the most restrictive of the financial covenants, we are required to maintain (as defined) a maximum debt to earnings before interest, taxes, depreciation and amortization ratio and a minimum interest coverage ratio. Under the Restated Credit Agreement, the operating covenants, which limit,

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

among other things, additional indebtedness, the sale of assets, capital expenditures, mergers, acquisitions and dissolutions and share repurchases, are less restrictive than those of the old credit facility.

     We have effectively fixed the underlying Eurodollar rate at approximately 4.8% on $800.0 of indebtedness through interest rate protection agreements through November of 2001.

     On February 6, 2001, we issued Liquid Yield Option(TM) Notes ("LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1 and an aggregate principal amount at maturity of $995.8. The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from February 6, 2001. We will not pay interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are subject to conversion to common shares of only if certain contingencies are met. These contingencies include: our average trailing stock price exceeding predetermined accretive values each quarter; the ability of the company to maintain a defined credit rating; or upon the occurrence of certain corporate transactions including change in control. We may redeem all or a portion of the LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices. Holders may require us to purchase all or a portion of their LYONs on February 6, 2004, February 6, 2006 or February 6, 2011 at predetermined redemption prices. We may choose to pay the purchase price in cash, shares of common stock or a combination of cash and common stock. The LYONs are unsecured and unsubordinated obligations.

(14) FINANCIAL INSTRUMENTS

FINANCIAL DERIVATIVES

     We have entered into various interest rate protection agreements to reduce the potential impact of increases in interest rates on floating rate long-term debt. At December 31, 2000, we were party to four interest rate swap agreements ("Swaps"), covering $800.0 of outstanding debt obligations and expiring in November of 2001. The Swaps entitle us to receive from or require us to pay to counterparties, on a quarterly basis, the amounts, if any, by which LIBOR varies from approximately 4.8%.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- A deferral of the Effective Date of FASB Statement No. 133", and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No 133."

     These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These new standards may result in additional volatility in reported earnings, other comprehensive income and accumulated other comprehensive income. These rules become effective for us on January 1, 2001. We will record the effect to the transition to these new accounting requirements as a change in accounting in the first quarter of 2001. The effect of this change in accounting will increase other comprehensive income to recognize previously deferred pretax gains of approximately $9.9 on derivatives designated as cash flow hedges and an increase in assets of $9.9.

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and equivalents and receivables reported on the consolidated balance sheets approximates their fair value because of the short maturity of those instruments.

     The fair value of our debt instruments, based on borrowing rates available to us at each year-end for similar debt, is not materially different than its carrying value.

     As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable under standby letters of credit in the amount of $31.0 at December 31, 2000 and $33.0 at December 31, 1999. We pay fees to various banks for these letters of credit that were 1.95% per annum of their face value at December 31, 2000. If we were required to obtain replacement standby letters of credit as of December 31, 2000 for those currently outstanding, we believe that the replacement costs would not significantly vary from the present fee structure.

     At December 31, 2000 we had a deferred pretax gain related to the interest rate agreements of $9.9.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable and interest rate protection agreements.

     Cash and temporary investments are placed with various high-quality financial institutions throughout the world, and exposure is limited at any one institution. We periodically evaluate the credit standing of these financial institutions.

     Concentrations of credit risk arising from trade accounts receivable are due to selling to a large number of customers in a particular industry. We perform ongoing credit evaluations of our customers' financial conditions and obtain collateral or other security when appropriate. No one customer accounts for more than 10% of our revenues.

     We are exposed to credit losses in the event of nonperformance by counterparties to our interest rate protection agreements, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counterparties.

(15) COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

     The future minimum rental payments under leases with remaining non-cancelable terms in excess of one year are:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
2001........................................................  $18.0
2002........................................................   15.7
2003........................................................   12.0
2004........................................................    8.4
2005........................................................    6.5
Thereafter..................................................   25.2
                                                              -----
Total minimum payments......................................  $85.8
                                                              =====

     Total lease expense was $20.5 in 2000, $25.2 in 1999 and $17.7 in 1998.

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

GENERAL

     On April 11, 1996, we were named as a defendant in an action filed in Federal Court for the Northern District of Illinois. Snap-on Incorporated, Snap-on Tools Company and Snap-on Technologies, Inc. v. Ronald J. Ortiz and SPX Corporation, No. 96C2138, U.S. District Court for the Northern District of Illinois. The complaint contained seventeen counts, fifteen of which were directed to us. Of the fifteen counts, seven were related to the hiring in 1992 of a former officer of Sun Electric Corporation, five contained allegations of patent infringement and three sought a declaration of invalidity of patents held by us. On June 28, 1996, we filed an eight count counterclaim, containing three counts of patent infringement and five counts for declaration of invalidity of patents held by the plaintiffs. These patents pertain to certain features related to performance test equipment manufactured by Sun, Snap-on and us. At that time, we also filed a motion to dismiss five of the counts of the complaint related to the hiring of the former Sun executive. On October 23, 1996, four of those counts of the complaint were dismissed, three with prejudice and one with leave to amend. Since that time, a further motion to dismiss one of those counts was filed and granted. Document discovery has proceeded and depositions have been conducted.

     In 1995 and 1997, the plaintiffs initiated reexamination of three of our patents. The U.S. patent office has upheld the validity of our three patents by issuing reexamination certificates on one of the patents in late 1998 and on the other two in early 1999. Neither the complaint nor the counterclaim contain specific allegations of damages, however, the products affected by the patents at issue are significant for Sun, Snap-on and us. We expect that the remaining claims against us are without merit. Based on our understanding of Sun and Snap-on products sold during the alleged infringement period, we believe that a reasonable value of our claims brought against Sun and Snap-on could be material to our future results of operations, cash flows and financial position. We intend to vigorously prosecute our claims. We believe we should ultimately prevail on this litigation. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded.

     General Signal Power Systems ("Best Power"), a subsidiary of General Signal Corporation, a subsidiary of SPX Corporation, filed suit against American Power Conversion Corporation ("APC") in the United States District Court for the Western District of Wisconsin alleging five counts of patent infringement and three counts of false advertising. Best Power was seeking to enjoin further manufacture, sale and distribution of certain models of APC's MATRIX, SMART-UPS and BACKUPS products and further publication of false advertising along with an award of damages (which may be trebled based on an allegation of willful infringement) and attorneys fees and costs for APC's patent infringements and false advertising. We sold our Best Power business to Invensys, plc., but retained ownership of the Best Power patents and control of the litigation. The litigation was resolved in the second quarter with a settlement in our favor. APC paid $48.0 in settlement of all claims. We recorded a pre tax gain of $23.2, net of legal costs and other related expenses ($13.7 after-tax).

     Certain claims, including environmental matters, suits and complaints arising in the ordinary course of business, have been filed or are pending against us and certain of our subsidiaries. In our opinion, these matters are without merit or are of a kind, or involve amounts, as would not have a significant effect on our financial position, results of operations, or cash flows if disposed of unfavorably.

ENVIRONMENTAL MATTERS

     Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals and regular communica-

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

tions with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violation that could have a material adverse effect on our business, financial conditions, results of operations or cash flows. We are engaged in site investigation and/or remediation at 33 sites that we own or control and estimate, based upon currently available information, that our aggregate probable remaining liability at these sites is approximately $48.0. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

     In the case of contamination at offsite, non-owned facilities, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 23 sites of which only nine have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. The persons include the present or former owner or operator of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a "deminimis" potentially responsible party at most of the sites and we estimate the aggregate probable remaining liability at these sites is immaterial.

     The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We have estimated that costs of investigation and remediation for these matters will be approximately $49.2 overall and have included this amount in accrued liabilities in the accompanying balance sheet. It is at least reasonably possible, however, that a change in this estimate will occur. In our opinion, after considering reserves established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows.

EXECUTIVE SEVERANCE AGREEMENTS

     Our Board of Directors has adopted executive severance agreements, which create certain liabilities in the event of the termination of the covered executives following a change of control. The aggregate commitment under these executive severance agreements should all six covered employees be terminated is approximately $39.9.

(16) SHAREHOLDERS' EQUITY

PREFERRED STOCK

     None of our 3.0 shares of authorized no par value preferred stock were outstanding at December 31, 2000 and 1999.

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

COMMON STOCK, TREASURY STOCK AND UNALLOCATED KSOP

     At December 31, 2000, we had 100.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares, shares held in the KSOP trust, and shares outstanding are summarized in the table below.

                                                      COMMON              UNALLOCATED
                                                      STOCK    TREASURY      KSOP         SHARES
                                                      ISSUED    STOCK        TRUST      OUTSTANDING
                                                      ------   --------   -----------   -----------
BALANCE AT DECEMBER 31, 1998.......................   35.170    (4.579)     (0.516)       30.075
  Issuance of Treasury Stock.......................      --      0.562          --         0.562
  Stock Options Exercised..........................   0.320         --          --         0.320
  Other Activity...................................      --         --       0.211         0.211
                                                      ------    ------      ------        ------
BALANCE AT DECEMBER 31, 1999.......................   35.490    (4.017)     (0.305)       31.168
  Repurchase of Treasury Stock(1)..................      --     (1.301)         --        (1.292)
  Stock Options Exercised..........................   0.290         --          --         0.290
  Other Activity...................................      --         --       0.165         0.156
                                                      ------    ------      ------        ------
BALANCE AT DECEMBER 31, 2000.......................   35.780    (5.318)     (0.140)       30.322

---------------

(1) On February 10, 2000, our Board of Directors announced an increase in the share repurchase program for up to $250.0. In 2000, we repurchased shares of stock in the open market for a total consideration of $138.8.

SPX STOCK COMPENSATION PLANS

     At the time of the General Signal merger, we adopted SPX's pre-existing stock compensation plans.

     Under the 1992 Stock Compensation Plan, as amended in October 1998 and April 2000, up to 5.0 shares of our common stock may be granted to key employees and 2.1 of these shares were available for grant at December 31, 2000.

     Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options, vest 50% after two years and 100% after three years, and expire no later than 10 years from the date of grant. The option price per share may be no less than the fair market value of our common stock on the date of grant. Upon exercise, the employee has the option to surrender shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired.

     No SARs or performance units have been granted under this plan.

     Restricted stock may be granted to key individuals to recognize or foster extraordinary performance, promotion, recruitment or retention. At the time of the grant, restrictions are placed on ownership of the shares for a stated period of time during which a participant will not be able to dispose of the restricted shares. Upon lapse of the restriction period, complete ownership is vested in the participant and the shares become freely transferable. At December 31, 2000, no restricted shares were outstanding.

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

STOCK INCENTIVE PROGRAMS

     The following table shows stock option activity from December 31, 1998 through December 31, 2000:

                                                                          OPTIONS
                                                                          --------
                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                                SHARES     PRICE
                                                                ------    --------
Options outstanding at December 31, 1998....................     2.803    $ 61.26
Granted.....................................................     0.873      64.88
Exercised...................................................    (0.320)     38.66
Terminated..................................................    (0.038)        --
                                                                ------    -------
Options outstanding at December 31, 1999....................     3.318    $ 66.83
Granted.....................................................     3.431     171.40
Exercised...................................................    (0.290)    114.99
Terminated..................................................    (0.312)        --
                                                                ------    -------
Options outstanding at December 31, 2000....................     6.147    $169.15

Exercisable at December 31, 2000............................     0.471    $ 96.18
Exercisable at December 31, 1999............................     0.953      69.06
Exercisable at December 31, 1998............................     0.369      45.12

     Stock options outstanding and exercisable at December 31, 2000 and related weighted average price and life information follows:

                                                 OPTIONS OUTSTANDING                EXERCISABLE OPTIONS
                                        --------------------------------------    ------------------------
                                                  REMAINING        EXERCISE                    EXERCISE
               RANGE OF                           LIFE-YEARS        PRICE                       PRICE
           EXERCISE PRICES              SHARES    (WTD. AVE)      (WTD. AVE)      SHARES      (WTD. AVE)
           ---------------              ------    ----------    --------------    ------    --------------
$ 17.00-$40.00........................  0.096        4.68          $ 34.95        0.051        $ 31.99
$ 41.00-$60.00........................  0.113        7.48            52.33        0.033          49.13
$ 61.00-$90.00........................  1.686        8.33            73.34        0.191          72.20
$ 91.00-$120.00.......................  0.531        9.25           116.60        0.082         108.33
$121.00-$180.00.......................  0.846        9.46           158.79        0.114         169.75
$181.00-$300.00.......................  2.875        9.41           247.17           --             --

PRO FORMA RESULTS -- "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS NO. 123)

     We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Accordingly, no compensation cost has been recognized for stock options issued. Had compensation cost for our stock options been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the accounting provisions

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

of SFAS No. 123, our net income (loss) and income (loss) per share would have resulted in the pro forma amounts indicated below:

                                                            2000      1999      1998
                                                           ------    ------    ------
Net income (loss) -- as reported.........................  $189.5    $101.5    $(41.7)
Net income (loss) -- pro forma...........................   184.3      99.8     (39.0)
Basic:
  Income (loss) per share -- as reported.................  $ 6.15    $ 3.30    $(1.94)
  Income (loss) per share -- pro forma...................    5.98      3.24     (1.81)
Diluted:
  Income (loss) per share -- as reported.................  $ 5.97    $ 3.27    $(1.94)
  Income (loss) per share -- pro forma...................    5.81      3.21     (1.81)

     The application of SFAS No. 123 resulted in a lower pro-forma net loss in 1998, because some of the expense recorded when the GSX options were repurchased upon the General Signal merger had, on a pro-forma basis, been recognized prior to 1998.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       DIVIDEND     EXPECTED       RISK FREE      EXPECTED      EXPECTED
YEAR OF GRANT                           YIELD      VOLATILITY    INTEREST RATE    VESTING %    OPTION LIFE
-------------                          --------    ----------    -------------    ---------    -----------
2000...............................     0.00%        0.415           4.99%           75%         6 Years
1999...............................     0.00%        0.335           5.67%           75%         6 Years
1998...............................     0.00%        0.322           5.60%           75%         6 Years

     The weighted-average fair value of options granted was $37.44 during 2000, $27.95 during 1999, and $17.46 during 1998. The fair value of options granted in 1998 is subsequent to the General Signal merger.

SHAREHOLDER RIGHTS PLAN

     Subsequent to the General Signal merger, and pursuant to a pre-existing Shareholder Rights Agreement, each share of common stock carries one preferred stock purchase right. Each right entitles the holder, upon the occurrence of certain events, to purchase one one-thousandth of a share of a new series of junior participating preferred stock for $200 per share. Furthermore, if we are involved in a merger or other business combination at any time after the rights become exercisable, the rights will entitle the holder to buy the number of shares of common stock of the acquiring company having a market value of twice the then current exercise price of each right. Alternatively, if a 20% or more shareholder acquires us by means of a reverse merger in which the company and its stock survive, or engages in self-dealing transactions with us, or if any person acquires 20% or more of our common stock, then each right not owned by a 20% or more shareholder will become exercisable for the number of shares of our common stock having a market value of twice the then current exercise price of each right. The rights, which do not have voting rights, expire on June 25, 2006, and we may redeem them at a price of $.01 per right at any time prior to any person or affiliated group of persons acquiring 20% or more of our common stock. The prior General Signal Shareholder Rights Plan was discontinued upon the General Signal merger.

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

EARNINGS PER SHARE

     The following table sets forth the computation of diluted earnings per share:

                                                 YEAR ENDED DECEMBER 31,
                                               ---------------------------
                                                2000      1999      1998
                                               -------   -------   -------
Numerator:
  Income (loss) available to common
     shareholders............................  $ 189.5   $ 101.5   $ (41.7)
                                               =======   =======   =======
  Denominator (shares in millions):
  Weighted-average shares outstanding........   30.796    30.765    21.546
  Effect of dilutive securities:
     Employee stock options..................    0.955     0.290        --
                                               -------   -------   -------
     Adjusted weighted-average shares and
       Assumed conversions...................   31.751    31.055    21.546
                                               =======   =======   =======

(17) QUARTERLY RESULTS (UNAUDITED)

                                  FIRST            SECOND             THIRD            FOURTH
                             ---------------   ---------------   ---------------   ---------------
                              2000     1999     2000     1999     2000     1999     2000     1999
                             ------   ------   ------   ------   ------   ------   ------   ------
Revenues...................  $627.8   $646.9   $695.1   $671.4   $645.1   $668.9   $710.9   $725.1
Gross margin...............   206.2    214.0    233.3    224.9    221.8    224.6    240.9    239.0
Income (loss) from
  continuing operations....    37.8     30.9(4)   48.5(1)   41.6(5)   62.7(2)   44.1(6)   49.3(3)   (9.1)(7)
Extraordinary item, net of
  tax......................    (8.8)      --       --       --       --       --       --     (6.0)
                             ------   ------   ------   ------   ------   ------   ------   ------
Net income (loss)..........  $ 29.0   $ 30.9   $ 48.5   $ 41.6   $ 62.7   $ 44.1   $ 49.3   $(15.1)
                             ======   ======   ======   ======   ======   ======   ======   ======
Basic income (loss) per
  share of common stock:
  Continuing operations
     (loss)................  $ 1.22   $ 1.01   $ 1.57   $ 1.35   $ 2.03   $ 1.43   $ 1.61   $ (.29)
  Extraordinary item, net
     of tax................   (0.28)      --       --       --       --       --       --     (.20)
                             ------   ------   ------   ------   ------   ------   ------   ------
  Net income
     (loss)................  $ 0.94   $ 1.01   $ 1.57   $ 1.35   $ 2.03   $ 1.43   $ 1.61   $ (.49)
                             ======   ======   ======   ======   ======   ======   ======   ======
Diluted income (loss) per
  share of common stock
  (7):
  Continuing operations
     (loss)................  $ 1.20   $ 1.01   $ 1.53   $ 1.34   $ 1.94   $ 1.40   $ 1.56   $ (.29)
  Extraordinary item, net
     of tax................   (0.28)      --       --       --       --       --       --     (.20)
                             ------   ------   ------   ------   ------   ------   ------   ------
  Net income
     (loss)................  $ 0.92   $ 1.01   $ 1.53   $ 1.34   $ 1.94   $ 1.40   $ 1.56   $ (.49)
                             ======   ======   ======   ======   ======   ======   ======   ======

---------------
Note: The sum of the quarters' earnings per share may not equal the full year per share amounts.

(1) Included a $23.2 pretax ($13.7 after-tax) gain related to settlement of the APC patent infringement suit. Amount also includes $21.7 of special charges ($12.8 after-tax) associated with restructuring initiatives, asset write-downs and goodwill impairments. See Notes 4 and 15 to the consolidated financial statements for further discussion.

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(2) Included a $98.0 pretax (57.6 after-tax) gain on the initial public offering of Inrange Technologies common stock. See Note 5 to the consolidated financial statements. We also recorded a $63.8 pretax special charge ($37.6 after-tax) primarily associated with restructuring initiatives and a $12.3 pretax charge to cost of goods sold ($7.3 after-tax) associated with discontinued product lines and other product changes. See Note 4 to the consolidated financial statements for further discussion.

(3) Included $5.4 pretax special charge ($3.3 after-tax) associated with restructuring initiatives. See Note 4 to the consolidated financial statements for further discussion.

(4) Included a special charge of $14.1 pretax ($8.3 after-tax) associated with restructuring initiatives. Amount also included a $29.0 pretax gain on the sale of Dual-Lite and a 50% interest in a joint venture. See Notes 4 and 6 of the consolidated financial statements for further discussion.

(5) Includes special charges of $6.0 pretax ($3.6 after-tax) associated with restructuring initiatives. Amount also includes a $7.6 pretax gain associated with the sale of marketable securities See Note 4 of the consolidated financial statements for further discussion.

(6) Includes a special charge of $6.1 pretax ($3.6 after-tax) associated with restructuring initiatives. Amount includes a $6.2 pretax ($3.7 after-tax) gain on the sale of marketable securities. See Note 4 of the consolidated financial statements for further discussion.

(7) Includes a special charge of $12.2 pretax ($7.3 after-tax) associated with restructuring initiatives and $45.2 after-tax loss on disposal of Best Power. See Notes 4 and 6 of the consolidated financial statements for further discussion.

(18) VALUATION ACCOUNTS

                                                                2000      1999     1998
                                                                ----      ----     ----
Allowance for doubtful accounts:

Balance at beginning of year................................    $16.9    $ 18.3    $12.3
Provisions..................................................      7.9      11.3      3.9
Charges.....................................................     (8.6)    (12.7)    (4.9)
Established in the merger...................................       --        --      7.0
                                                                -----    ------    -----
Balance at end of year......................................    $16.2    $ 16.9    $18.3
                                                                =====    ======    =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     (a) Directors of the company.

     This information is included in our definitive proxy statement for the 2001 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.

     (b) Executive Officers of the company.

     See Part I of this Form 10-K at page 8.

     (c) Section 16(a) Beneficial Ownership Reporting Compliance. This information is included in our definative proxy statement for the 2001 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

     This information is included in our definitive proxy statement for the 2001 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is included in our definitive proxy statement for the 2001 Annual Meeting of Stockholders under the heading "Ownership of SPX Common Stock" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

          1. All financial statements. See Index to Consolidated Financial Statements on page 25 of this Form 10-K.

          2. Financial Statement Schedules. None required. See page 25 of this Form 10-K.

          3. Exhibits

ITEM NO.                                DESCRIPTION
--------                                -----------
      2.1  --   Agreement and Plan of Merger among SPX Corporation, SAC
                Corp. and General Signal Corporation, dated as of July 19,
                1998, incorporated herein by reference from the our Form S-4
                Registration Statement 333-60853, filed on July 20, 1998.
      3.1  --   Restated Certificate of Incorporation, as amended, dated
                June 12, 1998, incorporated herein by reference from the our
                Quarterly Report on Form 10-Q, file No. 1-6948, for the
                quarter ended June 30, 1998.
      3.2  --   Certificate of Ownership and Merger dated April 25, 1988,
                incorporated herein by reference from the company's Annual
                Report on Form 10-K, file No. 1-6948, for the year ended
                December 31, 1988.
      3.3  --   By-Laws as amended through October 25, 1995, incorporated
                herein by reference from the company's Quarterly Report on
                Form 10-Q, file No. 1-6948, for the quarter ended September
                30, 1995.
      4.1  --   Indenture between SPX and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement 333-56364, filed on
                February 28, 2001.
      4.2  --   Form of Liquid Yield Option(TM) Note due 2021 (Zero
                Coupon-Senior), incorporated herein by reference from our
                Form S-3 Registration Statement 333-56364 filed on February
                28, 2001.
      4.3  --   Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and Merrill Lynch & Co.,
                Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                incorporated herein by reference from our Form S-3
                Registration Statement 333-56364, filed on February 28,
                2001.
      4.4  --   Copies of the instruments with respect to the company's
                other long-term debt are available to the Securities and
                Exchange Commission upon request.
      4.5  --   Rights Agreement, dated as of June 25, 1996 between the
                company and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain
                circumstances, incorporated herein by reference from the
                company's Registration Statement on Form 8-A filed on June
                26, 1996.
      4.6  --   Amendment No. 1 to Rights Agreement, effective October 22,
                1997, between SPX Corporation and The Bank of New York,
                incorporated herein by reference from the company's
                Registration Statement on Form 8-A, filed on January 9,
                1998.
    *10.1  --   Sealed Power Corporation Executive Performance Unit Plan,
                incorporated herein by reference from the company's
                Amendment No. 1 on Form 8 to the Annual Report on Form 10-K,
                file No. 1-6948, for the year ended December 31, 1988.
    *10.2  --   SPX Corporation Retirement Plan for Directors, as amended
                and restated, incorporated herein by reference from the
                company's Amendment No. 1 on Form 8 to the Annual Report on
                Form 10-K, file No. 1-6948, for the year ended December 31,
                1988.
    *10.3  --   SPX Corporation Supplemental Retirement Plan for Top
                Management, as amended and restated, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to
                the Annual Report on Form 10-K, file No. 1-6948, for the
                year ended December 31, 1988.
    *10.4  --   SPX Corporation Excess Benefit Plan No. 3, as amended and
                restated, incorporated herein by reference from the
                company's Amendment No. 1 on Form 8 to the Annual Report on
                Form 10-K, file No. 1-6948, for the year ended December 31,
                1988.
    *10.5  --   SPX Corporation Executive Severance Agreement, incorporated herein by reference from the company's Amendment No. 1 on
                Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1988.

ITEM NO.                                DESCRIPTION
--------                                -----------
    *10.6  --   SPX Corporation Trust Agreement for Supplemental Retirement
                Plan for Top Management, Excess Benefit Plan No. 3, and
                Retirement Plan for Directors, incorporated herein by
                reference from the company's Amendment No. 1 on Form 8 to
                the Annual Report on Form 10-K, file No. 1-6948, for the
                year ended December 31, 1988.
    *10.7  --   SPX Corporation Trust Agreement for Participants in
                Executive Severance Agreements, Special Separation Pay Plan
                for Corporate Staff Executive Personnel Agreements and
                Special Separation Pay Plan for Corporate Staff Management
                and Administrative Personnel Agreements, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the
                year ended December 31, 1988.
    *10.8  --   SPX Corporation Stock Compensation Plan Limited Stock
                Appreciation Rights Award, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual
                Report on Form 10-K, file No. 1-6948, for the year ended
                December 31, 1988.
    *10.9  --   SPX Corporation Stock Ownership Plan, incorporated herein by reference from the company's Current Report on Form 8-K,
                file No. 1-6948, filed on July 26, 1989.
    *10.10 --   SPX Corporation Stock Ownership Trust, incorporated herein by reference from the company's Current Report on Form 8-K, file No. 1-6948, filed on July 26, 1989.
    *10.11 --   SPX Corporation 1992 Stock Compensation Plan, as amended.
    *10.12 --   SPX Corporation Supplemental Employee Stock Ownership Plan,
                incorporated herein by reference from the company's Annual
                Report on Form 10-K, file No. 1-6948, for the year ended
                December 31, 1990.
    *10.13 --   Employment agreement, and related Nonqualified Stock Option
                Agreement and Restricted Shares Agreement, between SPX
                Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to the company's Annual
                Report on Form 10-K, file 6948, for the year ended December
                31, 1995.
    *10.14 --   Employment agreement between SPX Corporation and John B.
                Blystone dated as January 1, 1997, incorporated herein by
                reference to the company's Annual Report on Form 10-K, file
                No. 1-6948, for the year end December 31, 1996.
    *10.15 --   SPX Corporation 1997 Non-Employee Director's Compensation
                Plan, incorporated herein by reference from Exhibit A to the
                Proxy Statement contained in the company's Schedule 14A,
                file No. 1-6948, filed on March 25, 1997.
    *10.16 --   SPX Corporation Supplemental Retirement Savings Plan for Top
                Management, incorporated herein by reference from the
                company's Form S-4 Registration Statement 333-60853, filed on July 20, 1998.
    *10.17 --   Form of Executive Change of Control Agreement for certain
                executive officers, incorporated herein by reference from
                the company's Quarterly Report on Form 10-Q, file No.
                1-6948, for the quarter ended March 31, 1999.
    *10.18 --   Executive Change of Control Agreement for John B. Blystone
                dated February 15, 1999 incorporated herein by reference
                from the company's Quarterly Report on Form 10-Q, file No
                1-6948, for the quarter ended March 31, 1999.
    *10.19 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Thomas J. Riordan, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.20 --   Stock Option Award dated as of June 23, 1999 between SPX
                Corporation and John B. Blystone, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.

ITEM NO.                                DESCRIPTION
--------                                -----------
    *10.21 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and John B. Blystone, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.22 --   Stock Option Award dated as of May 10, 1999 between SPX
                Corporation and Robert B. Foreman, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.23 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Robert B. Foreman, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.24 --   Stock Option Award dated as of August 26, 1998 between SPX
                Corporation and Christopher J. Kearney, incorporated herein by reference from the company's Quarterly Report on Form
                10-Q file No. 1-6948, for the quarter ended September 30,
                2000.
    *10.25 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Christopher J. Kearney, incorporated herein by reference from the company's Quarterly Report on Form
                10-Q file No. 1-6948, for the quarter ended September 30,
                2000.
    *10.26 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Lewis M. Kling, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.27 --   Stock Option Award dated as of April 23, 1997 between SPX
                Corporation and Patrick J. O'Leary, incorporated herein by reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.28 --   Stock Option Award dated as of June 23, 1999 between SPX
                Corporation and Patrick J. O'Leary, incorporated herein by reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.29 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Patrick J. O'Leary, incorporated herein by reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.30 --   Stock Option Award dated as of December 10, 1997 between SPX
                Corporation and Thomas J. Riordan, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.31 --   Stock Option Award dated as of February 26, 1997 between SPX
                Corporation and John B. Blystone, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.32 --   Nonqualified Stock Option Agreement dated as of October 14,
                1996 between SPX Corporation and Patrick J. O'Leary,
                incorporated herein by reference from the company's
                Quarterly Report on Form 10-Q file No. 1-6948, for the
                quarter ended September 30, 2000.
     10.33 --   Amended and Restated Credit Agreement dated as of January
                31, 2001 among SPX, the lenders party thereto, Bank One, NA as documentation agent, and the Chase Manhattan Bank, as
                administrative agent, incorporated herein by reference from our Form S-3 Registration Statement 333-56364 filed on
                February 28, 2001.
     11.1  --   Statement regarding computation of earnings per share. See
                Consolidated Statements of Income, page 26 of this Form
                10-K.
     21.1  --   Subsidiaries.
     23.1  --   Consent of Arthur Andersen LLP.

---------------
*Items 10.1 through 10.32 are each a management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.
              None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this date February 28, 2001.

                                            SPX CORPORATION
                                            (Registrant)

                                            By   /s/ PATRICK J. O' LEARY
                                             -----------------------------------
                                                     Patrick J. O'Leary
                                              Vice President Finance, Treasurer
                                                              and
                                                   Chief Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on this date February 28, 2001.


                /s/ JOHN B. BLYSTONE                                       /s/ PATRICK J. O'LEARY
-----------------------------------------------------       -----------------------------------------------------
                  John B. Blystone                                           Patrick J. O'Leary
   Chairman, President and Chief Executive Officer          Vice President Finance, Treasurer and Chief Financial
                                                                                   Officer

                 /s/ RON WINOWIECKI                                        /s/ J. KERMIT CAMPBELL
-----------------------------------------------------       -----------------------------------------------------
                   Ron Winowiecki                                            J. Kermit Campbell
              Corporate Controller and                                            Director
              Chief Accounting Officer

               /s/ EMERSON U. FULLWOOD                                       /s/ FRANK A. EHMANN
-----------------------------------------------------       -----------------------------------------------------
                 Emerson U. Fullwood                                           Frank A. Ehmann
                      Director                                                    Director

                /s/ DAVID P. WILLIAMS                                     /s/ CHARLES E. JOHNSON II
-----------------------------------------------------       -----------------------------------------------------
                  David P. Williams                                         Charles E. Johnson II
                      Director                                                    Director

                 /s/ SARAH R. COFFIN
-----------------------------------------------------
                   Sarah R. Coffin
                      Director

                               INDEX TO EXHIBITS

ITEM NO.                                DESCRIPTION
--------                                -----------
      2.1  --   Agreement and Plan of Merger among SPX Corporation, SAC
                Corp. and General Signal Corporation, dated as of July 19,
                1998, incorporated herein by reference from the our Form S-4
                Registration Statement 333-60853, filed on July 20, 1998.
      3.1  --   Restated Certificate of Incorporation, as amended, dated
                June 12, 1998, incorporated herein by reference from the our
                Quarterly Report on Form 10-Q, file No. 1-6948, for the
                quarter ended June 30, 1998.
      3.2  --   Certificate of Ownership and Merger dated April 25, 1988,
                incorporated herein by reference from the company's Annual
                Report on Form 10-K, file No. 1-6948, for the year ended
                December 31, 1988.
      3.3  --   By-Laws as amended through October 25, 1995, incorporated
                herein by reference from the company's Quarterly Report on
                Form 10-Q, file No. 1-6948, for the quarter ended September
                30, 1995.
      4.1  --   Indenture between SPX and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement 333-56364, filed on
                February 28, 2001.
      4.2  --   Form of Liquid Yield Option(TM) Note due 2021 (Zero
                Coupon-Senior), incorporated herein by reference from our
                Form S-3 Registration Statement 333-56364 filed on February
                28, 2001.
      4.3  --   Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and Merrill Lynch & Co.,
                Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                incorporated herein by reference from our Form S-3
                Registration Statement 333-56364, filed on February 28,
                2001.
      4.4  --   Copies of the instruments with respect to the company's
                other long-term debt are available to the Securities and
                Exchange Commission upon request.
      4.5  --   Rights Agreement, dated as of June 25, 1996 between the
                company and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain
                circumstances, incorporated herein by reference from the
                company's Registration Statement on Form 8-A filed on June
                26, 1996.
      4.6  --   Amendment No. 1 to Rights Agreement, effective October 22,
                1997, between SPX Corporation and The Bank of New York,
                incorporated herein by reference from the company's
                Registration Statement on Form 8-A, filed on January 9,
                1998.
    *10.1  --   Sealed Power Corporation Executive Performance Unit Plan,
                incorporated herein by reference from the company's
                Amendment No. 1 on Form 8 to the Annual Report on Form 10-K,
                file No. 1-6948, for the year ended December 31, 1988.
    *10.2  --   SPX Corporation Retirement Plan for Directors, as amended
                and restated, incorporated herein by reference from the
                company's Amendment No. 1 on Form 8 to the Annual Report on
                Form 10-K, file No. 1-6948, for the year ended December 31,
                1988.
    *10.3  --   SPX Corporation Supplemental Retirement Plan for Top
                Management, as amended and restated, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to
                the Annual Report on Form 10-K, file No. 1-6948, for the
                year ended December 31, 1988.
    *10.4  --   SPX Corporation Excess Benefit Plan No. 3, as amended and
                restated, incorporated herein by reference from the
                company's Amendment No. 1 on Form 8 to the Annual Report on
                Form 10-K, file No. 1-6948, for the year ended December 31,
                1988.
    *10.5  --   SPX Corporation Executive Severance Agreement, incorporated herein by reference from the company's Amendment No. 1 on
                Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1988.

ITEM NO.                                DESCRIPTION
--------                                -----------
    *10.6  --   SPX Corporation Trust Agreement for Supplemental Retirement
                Plan for Top Management, Excess Benefit Plan No. 3, and
                Retirement Plan for Directors, incorporated herein by
                reference from the company's Amendment No. 1 on Form 8 to
                the Annual Report on Form 10-K, file No. 1-6948, for the
                year ended December 31, 1988.
    *10.7  --   SPX Corporation Trust Agreement for Participants in
                Executive Severance Agreements, Special Separation Pay Plan
                for Corporate Staff Executive Personnel Agreements and
                Special Separation Pay Plan for Corporate Staff Management
                and Administrative Personnel Agreements, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the
                year ended December 31, 1988.
    *10.8  --   SPX Corporation Stock Compensation Plan Limited Stock
                Appreciation Rights Award, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual
                Report on Form 10-K, file No. 1-6948, for the year ended
                December 31, 1988.
    *10.9  --   SPX Corporation Stock Ownership Plan, incorporated herein by reference from the company's Current Report on Form 8-K,
                file No. 1-6948, filed on July 26, 1989.
    *10.10 --   SPX Corporation Stock Ownership Trust, incorporated herein by reference from the company's Current Report on Form 8-K, file No. 1-6948, filed on July 26, 1989.
    *10.11 --   SPX Corporation 1992 Stock Compensation Plan, as amended.
    *10.12 --   SPX Corporation Supplemental Employee Stock Ownership Plan,
                incorporated herein by reference from the company's Annual
                Report on Form 10-K, file No. 1-6948, for the year ended
                December 31, 1990.
    *10.13 --   Employment agreement, and related Nonqualified Stock Option
                Agreement and Restricted Shares Agreement, between SPX
                Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to the company's Annual
                Report on Form 10-K, file 6948, for the year ended December
                31, 1995.
    *10.14 --   Employment agreement between SPX Corporation and John B.
                Blystone dated as January 1, 1997, incorporated herein by
                reference to the company's Annual Report on Form 10-K, file
                No. 1-6948, for the year end December 31, 1996.
    *10.15 --   SPX Corporation 1997 Non-Employee Director's Compensation
                Plan, incorporated herein by reference from Exhibit A to the
                Proxy Statement contained in the company's Schedule 14A,
                file No. 1-6948, filed on March 25, 1997.
    *10.16 --   SPX Corporation Supplemental Retirement Savings Plan for Top
                Management, incorporated herein by reference from the
                company's Form S-4 Registration Statement 333-60853, filed on July 20, 1998.
    *10.17 --   Form of Executive Change of Control Agreement for certain
                executive officers, incorporated herein by reference from
                the company's Quarterly Report on Form 10-Q, file No.
                1-6948, for the quarter ended March 31, 1999.
    *10.18 --   Executive Change of Control Agreement for John B. Blystone
                dated February 15, 1999 incorporated herein by reference
                from the company's Quarterly Report on Form 10-Q, file No
                1-6948, for the quarter ended March 31, 1999.
    *10.19 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Thomas J. Riordan, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.20 --   Stock Option Award dated as of June 23, 1999 between SPX
                Corporation and John B. Blystone, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.

ITEM NO.                                DESCRIPTION
--------                                -----------
    *10.21 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and John B. Blystone, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.22 --   Stock Option Award dated as of May 10, 1999 between SPX
                Corporation and Robert B. Foreman, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.23 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Robert B. Foreman, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.24 --   Stock Option Award dated as of August 26, 1998 between SPX
                Corporation and Christopher J. Kearney, incorporated herein by reference from the company's Quarterly Report on Form
                10-Q file No. 1-6948, for the quarter ended September 30,
                2000.
    *10.25 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Christopher J. Kearney, incorporated herein by reference from the company's Quarterly Report on Form
                10-Q file No. 1-6948, for the quarter ended September 30,
                2000.
    *10.26 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Lewis M. Kling, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.27 --   Stock Option Award dated as of April 23, 1997 between SPX
                Corporation and Patrick J. O'Leary, incorporated herein by reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.28 --   Stock Option Award dated as of June 23, 1999 between SPX
                Corporation and Patrick J. O'Leary, incorporated herein by reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.29 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Patrick J. O'Leary, incorporated herein by reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.30 --   Stock Option Award dated as of December 10, 1997 between SPX
                Corporation and Thomas J. Riordan, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.31 --   Stock Option Award dated as of February 26, 1997 between SPX
                Corporation and John B. Blystone, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.32 --   Nonqualified Stock Option Agreement dated as of October 14,
                1996 between SPX Corporation and Patrick J. O'Leary,
                incorporated herein by reference from the company's
                Quarterly Report on Form 10-Q file No. 1-6948, for the
                quarter ended September 30, 2000.
     10.33 --   Amended and Restated Credit Agreement dated as of January
                31, 2001 among SPX, the lenders party thereto, Bank One, NA as documentation agent, and the Chase Manhattan Bank, as
                administrative agent, incorporated herein by reference from our Form S-3 Registration Statement 333-56364 filed on
                February 28, 2001.
     11.1  --   Statement regarding computation of earnings per share. See
                Consolidated Statements of Income, page 26 of this Form
                10-K.
     21.1  --   Subsidiaries.
     23.1  --   Consent of Arthur Andersen LLP.

---------------
* Items 10.1 through 10.32 are each a management contract or compensatory plan or arrangement.