Form 10-K405/A
period 2000-12-31
SPX CORP
filed 2001-04-12
CIK 88205

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                  Form 10-K/A
     (Mark One)

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

                                            COMMON                UNALLOCATED
                                            STOCK     TREASURY       KSOP          SHARES
                                            ISSUED     STOCK         TRUST       OUTSTANDING
                                            ------    --------    -----------    -----------
BALANCE AT DECEMBER 31, 1998............    35.170     (4.579)      (0.516)        30.075
  Issuance of Treasury Stock............       --       0.562           --          0.562
  Stock Options Exercised...............    0.320          --           --          0.320
  Other Activity........................       --          --        0.211          0.211
                                            ------     ------       ------         ------
BALANCE AT DECEMBER 31, 1999............    35.490     (4.017)      (0.305)        31.168
  Repurchase of Treasury Stock(1).......       --      (1.301)          --         (1.301)
  Stock Options Exercised...............    0.290          --           --          0.290
  Other Activity........................       --          --        0.165          0.165
                                            ------     ------       ------         ------
BALANCE AT DECEMBER 31, 2000............    35.780     (5.318)      (0.140)        30.322

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

SPECIAL OPTION AWARDS


     The following 2000 and 1999 Special Option Awards are not included in the 1992 Stock Compensation Plan. At December 31, 2000 5.6 of the outstanding options were granted outside of the 1992 Stock Compensation Plan.


     During 2000, 2.5 stock options were awarded to key members of our senior management team. The options vest after five years and expire no later than ten years from the date of grant. These options have

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


exercise prices as follows: 0.625 options have an exercise price of $210.0,
0.625 options have an exercise price of $240.0, 0.625 options have an exercise price of $270.0, and 0.625 options have an exercise price of $300.0.


     During 1999, 1.6 stock options were awarded to key members of our senior management team. The options vest after five years and expire no later than ten years from the date of grant. These options have exercise prices as follows:
0.050 options have an exercise price of $75.00, 0.050 options have an exercise price of $90.00, 0.375 options have an exercise price of $120.00, 0.375 options have an exercise price of $145.00, 0.375 options have an exercise price of $170.00 and 0.375 options have an exercise price of $195.00.

STOCK INCENTIVE PROGRAMS

     The following table shows stock option activity from December 31, 1998 through December 31, 2000:

                                                                          OPTIONS
                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                                SHARES     PRICE
                                                                ------    --------
Options outstanding at December 31, 1998....................     2.803    $ 61.26
Granted.....................................................     2.373     123.42
Exercised...................................................    (0.320)     38.66
Terminated..................................................    (0.038)        --
                                                                ------    -------
Options outstanding at December 31, 1999....................     4.818    $ 95.06
Granted.....................................................     3.431     171.40
Exercised...................................................    (0.290)    114.99
Terminated..................................................    (0.390)        --
                                                                ------    -------
Options outstanding at December 31, 2000....................     7.569    $150.86
Exercisable at December 31, 2000............................     0.471    $ 96.18
Exercisable at December 31, 1999............................     0.953      69.06
Exercisable at December 31, 1998............................     0.369      45.12

     Stock options outstanding and exercisable at December 31, 2000 and related weighted average price and life information follows:

                                                          OPTIONS OUTSTANDING            EXERCISABLE OPTIONS
                                                   ----------------------------------    --------------------
                                                             REMAINING      EXERCISE                EXERCISE
                   RANGE OF                                  LIFE-YEARS      PRICE                   PRICE
                EXERCISE PRICES                    SHARES    (WTD. AVE)    (WTD. AVE)    SHARES    (WTD. AVE)
                ---------------                    ------    ----------    ----------    ------    ----------
$ 17.00-$ 40.00................................    0.095        4.68        $ 35.05      0.051      $ 31.99
$ 41.00-$ 60.00................................    0.733        7.24          53.95      0.033        49.13
$ 61.00-$ 90.00................................    2.476        8.15          76.43      0.191        72.20
$ 91.00-$120.00................................    0.518        9.21         116.69      0.082       108.33
$121.00-$180.00................................    0.873        9.44          159.0      0.114       169.75
$181.00-$300.00................................    2.875        9.41         247.17         --           --

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

                                                               2000      1999      1998
                                                              ------    ------    ------
Net income (loss)--as reported............................    $189.5    $101.5    $(41.7)
Net income (loss)--pro forma..............................     168.9      96.4     (39.0)
Basic:
  Income (loss) per share--as reported....................    $ 6.15    $ 3.30    $(1.94)
  Income (loss) per share--pro forma......................      5.48      3.14     (1.81)
Diluted:
  Income (loss) per share--as reported....................    $ 5.97    $ 3.27    $(1.94)
  Income (loss) per share--pro forma......................      5.32      3.11     (1.81)

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               DIVIDEND     EXPECTED       RISK FREE      EXPECTED      EXPECTED
               YEAR OF GRANT                    YIELD      VOLATILITY    INTEREST RATE    VESTING %    OPTION LIFE
               -------------                   --------    ----------    -------------    ---------    -----------
2000.......................................     0.00%        0.415          4.99%           75%          6 Years
1999.......................................     0.00%        0.335          5.67%           75%          6 Years
1998.......................................     0.00%        0.322          5.60%           75%          6 Years

     The weighted-average fair value of options granted was $59.52 during 2000, $23.49 during 1999, and $17.46 during 1998. The fair value of options granted in 1998 is subsequent to the General Signal merger.

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

                               DECEMBER 31, 2000
        (DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

EARNINGS PER SHARE

     The following table sets forth the computation of diluted earnings per share:

                                                           YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                           2000      1999      1998
                                                           ----      ----      ----
Numerator:
  Income (loss) available to common shareholders......    $189.5    $101.5    $(41.7)
                                                          ======    ======    ======
  Denominator (shares in millions):
     Weighted-average shares outstanding..............    30.796    30.765    21.546
  Effect of dilutive securities:
     Employee stock options...........................     0.955     0.290        --
                                                          ------    ------    ------
     Adjusted weighted-average shares and Assumed
       conversions....................................    31.751    31.055    21.546
                                                          ======    ======    ======

(17) QUARTERLY RESULTS (UNAUDITED)

                                  FIRST            SECOND             THIRD            FOURTH
                             ---------------   ---------------   ---------------   ---------------
                              2000     1999     2000     1999     2000     1999     2000     1999
                             ------   ------   ------   ------   ------   ------   ------   ------
Revenues...................  $627.8   $646.9   $695.1   $671.4   $645.1   $668.9   $710.9   $725.1
Gross margin...............   206.2    214.0    233.3    224.9    221.8    224.6    240.9    239.0
Income (loss) from
  continuing operations....    37.8     30.9(4)   48.5(1)   41.6(5)   62.7(2)   44.1(6)   49.3(3)   (9.1)(7)
Extraordinary item, net of
  tax......................    (8.8)      --       --       --       --       --       --     (6.0)
                             ------   ------   ------   ------   ------   ------   ------   ------
Net income (loss)..........  $ 29.0   $ 30.9   $ 48.5   $ 41.6   $ 62.7   $ 44.1   $ 49.3   $(15.1)
                             ======   ======   ======   ======   ======   ======   ======   ======
Basic income (loss) per
  share of common stock:
  Continuing operations
     (loss)................  $ 1.22   $ 1.01   $ 1.57   $ 1.35   $ 2.03   $ 1.43   $ 1.61   $ (.29)
  Extraordinary item, net
     of tax................   (0.28)      --       --       --       --       --       --     (.20)
                             ------   ------   ------   ------   ------   ------   ------   ------
  Net income
     (loss)................  $ 0.94   $ 1.01   $ 1.57   $ 1.35   $ 2.03   $ 1.43   $ 1.61   $ (.49)
                             ======   ======   ======   ======   ======   ======   ======   ======
Diluted income (loss) per
  share of common stock
  (7):
  Continuing operations
     (loss)................  $ 1.20   $ 1.01   $ 1.53   $ 1.34   $ 1.94   $ 1.40   $ 1.56   $ (.29)
  Extraordinary item, net
     of tax................   (0.28)      --       --       --       --       --       --     (.20)
                             ------   ------   ------   ------   ------   ------   ------   ------
  Net income
     (loss)................  $ 0.92   $ 1.01   $ 1.53   $ 1.34   $ 1.94   $ 1.40   $ 1.56   $ (.49)
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
                                                                =====    ======    =====


(19) SUBSEQUENT EVENT (UNAUDITED)



     On March 12, 2001, SPX Corporation ("SPX") and United Dominion Industries Limited ("UDI") announced that they entered into a definitive agreement for SPX to acquire UDI in an all-stock transaction (the "Merger"). The Board of Directors of both companies unanimously approved the agreement. UDI shareholders will receive SPX shares based on a fixed exchange ratio of 0.2353 of an SPX share per UDI share. There is no collar on the fixed exchange ratio. SPX will also assume or refinance UDI debt. The transaction is expected to close during the second quarter of 2001.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

          1. All financial statements. See Index to Consolidated Financial Statements on page 25 of this Form 10-K.

          2. Financial Statement Schedules. None required. See page 25 of this Form 10-K.

          3. Exhibits

ITEM NO.                                DESCRIPTION
--------                                -----------
      2.1  --   Agreement and Plan of Merger among SPX Corporation, SAC
                Corp. and General Signal Corporation, dated as of July 19,
                1998, incorporated herein by reference from the our Form S-4
                Registration Statement 333-60853, filed on July 20, 1998.
      3.1  --   Restated Certificate of Incorporation, as amended, dated
                June 12, 1998, incorporated herein by reference from the our
                Quarterly Report on Form 10-Q, file No. 1-6948, for the
                quarter ended June 30, 1998.
      3.2  --   Certificate of Ownership and Merger dated April 25, 1988,
                incorporated herein by reference from the company's Annual
                Report on Form 10-K, file No. 1-6948, for the year ended
                December 31, 1988.
      3.3  --   By-Laws as amended through October 25, 1995, incorporated
                herein by reference from the company's Quarterly Report on
                Form 10-Q, file No. 1-6948, for the quarter ended September
                30, 1995.
      4.1  --   Indenture between SPX and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement 333-56364, filed on
                February 28, 2001.
      4.2  --   Form of Liquid Yield Option(TM) Note due 2021 (Zero
                Coupon-Senior), incorporated herein by reference from our
                Form S-3 Registration Statement 333-56364 filed on February
                28, 2001.
      4.3  --   Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and Merrill Lynch & Co.,
                Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                incorporated herein by reference from our Form S-3
                Registration Statement 333-56364, filed on February 28,
                2001.
      4.4  --   Copies of the instruments with respect to the company's
                other long-term debt are available to the Securities and
                Exchange Commission upon request.
      4.5  --   Rights Agreement, dated as of June 25, 1996 between the
                company and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain
                circumstances, incorporated herein by reference from the
                company's Registration Statement on Form 8-A filed on June
                26, 1996.
      4.6  --   Amendment No. 1 to Rights Agreement, effective October 22,
                1997, between SPX Corporation and The Bank of New York,
                incorporated herein by reference from the company's
                Registration Statement on Form 8-A, filed on January 9,
                1998.
    *10.1  --   Sealed Power Corporation Executive Performance Unit Plan,
                incorporated herein by reference from the company's
                Amendment No. 1 on Form 8 to the Annual Report on Form 10-K,
                file No. 1-6948, for the year ended December 31, 1988.
    *10.2  --   SPX Corporation Retirement Plan for Directors, as amended
                and restated, incorporated herein by reference from the
                company's Amendment No. 1 on Form 8 to the Annual Report on
                Form 10-K, file No. 1-6948, for the year ended December 31,
                1988.
    *10.3  --   SPX Corporation Supplemental Retirement Plan for Top
                Management, as amended and restated, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to
                the Annual Report on Form 10-K, file No. 1-6948, for the
                year ended December 31, 1988.
    *10.4  --   SPX Corporation Excess Benefit Plan No. 3, as amended and
                restated, incorporated herein by reference from the
                company's Amendment No. 1 on Form 8 to the Annual Report on
                Form 10-K, file No. 1-6948, for the year ended December 31,
                1988.
    *10.5  --   SPX Corporation Executive Severance Agreement, incorporated herein by reference from the company's Amendment No. 1 on
                Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1988.
    *10.6  --   SPX Corporation Trust Agreement for Supplemental Retirement
                Plan for Top Management, Excess Benefit Plan No. 3, and
                Retirement Plan for Directors, incorporated herein by
                reference from the company's Amendment No. 1 on Form 8 to
                the Annual Report on Form 10-K, file No. 1-6948, for the
                year ended December 31, 1988.

ITEM NO.                                DESCRIPTION
--------                                -----------
    *10.7  --   SPX Corporation Trust Agreement for Participants in
                Executive Severance Agreements, Special Separation Pay Plan
                for Corporate Staff Executive Personnel Agreements and
                Special Separation Pay Plan for Corporate Staff Management
                and Administrative Personnel Agreements, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the
                year ended December 31, 1988.
    *10.8  --   SPX Corporation Stock Compensation Plan Limited Stock
                Appreciation Rights Award, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual
                Report on Form 10-K, file No. 1-6948, for the year ended
                December 31, 1988.
    *10.9  --   SPX Corporation Stock Ownership Plan, incorporated herein by reference from the company's Current Report on Form 8-K,
                file No. 1-6948, filed on July 26, 1989.
    *10.10 --   SPX Corporation Stock Ownership Trust, incorporated herein by reference from the company's Current Report on Form 8-K, file No. 1-6948, filed on July 26, 1989.
    *10.11 --   SPX Corporation 1992 Stock Compensation Plan, as amended.+
    *10.12 --   SPX Corporation Supplemental Employee Stock Ownership Plan,
                incorporated herein by reference from the company's Annual
                Report on Form 10-K, file No. 1-6948, for the year ended
                December 31, 1990.
    *10.13 --   Employment agreement, and related Nonqualified Stock Option
                Agreement and Restricted Shares Agreement, between SPX
                Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to the company's Annual
                Report on Form 10-K, file 6948, for the year ended December
                31, 1995.
    *10.14 --   Employment agreement between SPX Corporation and John B.
                Blystone dated as January 1, 1997, incorporated herein by
                reference to the company's Annual Report on Form 10-K, file
                No. 1-6948, for the year end December 31, 1996.
    *10.15 --   SPX Corporation 1997 Non-Employee Director's Compensation
                Plan, incorporated herein by reference from Exhibit A to the
                Proxy Statement contained in the company's Schedule 14A,
                file No. 1-6948, filed on March 25, 1997.
    *10.16 --   SPX Corporation Supplemental Retirement Savings Plan for Top
                Management, incorporated herein by reference from the
                company's Form S-4 Registration Statement 333-60853, filed on July 20, 1998.
    *10.17 --   Form of Executive Change of Control Agreement for certain
                executive officers, incorporated herein by reference from
                the company's Quarterly Report on Form 10-Q, file No.
                1-6948, for the quarter ended March 31, 1999.
    *10.18 --   Executive Change of Control Agreement for John B. Blystone
                dated February 15, 1999 incorporated herein by reference
                from the company's Quarterly Report on Form 10-Q, file No
                1-6948, for the quarter ended March 31, 1999.
    *10.19 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Thomas J. Riordan, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.20 --   Stock Option Award dated as of June 23, 1999 between SPX
                Corporation and John B. Blystone, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.21 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and John B. Blystone, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.22 --   Stock Option Award dated as of May 10, 1999 between SPX
                Corporation and Robert B. Foreman, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.

ITEM NO.                                DESCRIPTION
--------                                -----------
    *10.23 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Robert B. Foreman, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.24 --   Stock Option Award dated as of August 26, 1998 between SPX
                Corporation and Christopher J. Kearney, incorporated herein by reference from the company's Quarterly Report on Form
                10-Q file No. 1-6948, for the quarter ended September 30,
                2000.
    *10.25 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Christopher J. Kearney, incorporated herein by reference from the company's Quarterly Report on Form
                10-Q file No. 1-6948, for the quarter ended September 30,
                2000.
    *10.26 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Lewis M. Kling, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.27 --   Stock Option Award dated as of April 23, 1997 between SPX
                Corporation and Patrick J. O'Leary, incorporated herein by reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.28 --   Stock Option Award dated as of June 23, 1999 between SPX
                Corporation and Patrick J. O'Leary, incorporated herein by reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.29 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Patrick J. O'Leary, incorporated herein by reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.30 --   Stock Option Award dated as of December 10, 1997 between SPX
                Corporation and Thomas J. Riordan, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.31 --   Stock Option Award dated as of February 26, 1997 between SPX
                Corporation and John B. Blystone, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.32 --   Nonqualified Stock Option Agreement dated as of October 14,
                1996 between SPX Corporation and Patrick J. O'Leary,
                incorporated herein by reference from the company's
                Quarterly Report on Form 10-Q file No. 1-6948, for the
                quarter ended September 30, 2000.
     10.33 --   Amended and Restated Credit Agreement dated as of January
                31, 2001 among SPX, the lenders party thereto, Bank One, NA as documentation agent, and the Chase Manhattan Bank, as
                administrative agent, incorporated herein by reference from our Form S-3 Registration Statement 333-56364 filed on
                February 28, 2001.
     11.1  --   Statement regarding computation of earnings per share. See
                Consolidated Statements of Income, page 26 of this Form
                10-K.
     21.1  --   Subsidiaries.+
     23.1  --   Consent of Arthur Andersen LLP.

---------------
* Items 10.1 through 10.32 are each a management contract or compensatory plan or arrangement.

+ Previously filed with Form 10-K Annual Report filed March 9, 2001.

     (b) Reports on Form 8-K.

              None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this date April 12, 2001.

                                            SPX CORPORATION
                                            (Registrant)

                                            By   /s/ PATRICK J. O' LEARY
                                             -----------------------------------
                                                     Patrick J. O'Leary
                                              Vice President Finance, Treasurer
                                                              and
                                                   Chief Financial Officer

                               POWER OF ATTORNEY


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on this date April 12, 2001.




                /s/ JOHN B. BLYSTONE*                                      /s/ PATRICK J. O'LEARY*
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

                 /s/ RON WINOWIECKI*                                       /s/ J. KERMIT CAMPBELL*
-----------------------------------------------------       -----------------------------------------------------
                   Ron Winowiecki                                            J. Kermit Campbell
              Corporate Controller and                                            Director
              Chief Accounting Officer

              /s/ EMERSON U. FULLWOOD*                                      /s/ FRANK A. EHMANN*
-----------------------------------------------------       -----------------------------------------------------
                 Emerson U. Fullwood                                           Frank A. Ehmann
                      Director                                                    Director

               /s/ DAVID P. WILLIAMS*                                    /s/ CHARLES E. JOHNSON II*
-----------------------------------------------------       -----------------------------------------------------
                  David P. Williams                                         Charles E. Johnson II
                      Director                                                    Director

                /s/ SARAH R. COFFIN*
-----------------------------------------------------
                   Sarah R. Coffin
                      Director



*By his or her attorney-in-fact pursuant to the Power of Attorney included in the signature page of our Form 10-K filed March 9, 2001.

                               INDEX TO EXHIBITS

ITEM NO.                                DESCRIPTION
--------                                -----------
      2.1  --   Agreement and Plan of Merger among SPX Corporation, SAC
                Corp. and General Signal Corporation, dated as of July 19,
                1998, incorporated herein by reference from the our Form S-4
                Registration Statement 333-60853, filed on July 20, 1998.
      3.1  --   Restated Certificate of Incorporation, as amended, dated
                June 12, 1998, incorporated herein by reference from the our
                Quarterly Report on Form 10-Q, file No. 1-6948, for the
                quarter ended June 30, 1998.
      3.2  --   Certificate of Ownership and Merger dated April 25, 1988,
                incorporated herein by reference from the company's Annual
                Report on Form 10-K, file No. 1-6948, for the year ended
                December 31, 1988.
      3.3  --   By-Laws as amended through October 25, 1995, incorporated
                herein by reference from the company's Quarterly Report on
                Form 10-Q, file No. 1-6948, for the quarter ended September
                30, 1995.
      4.1  --   Indenture between SPX and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement 333-56364, filed on
                February 28, 2001.
      4.2  --   Form of Liquid Yield Option(TM) Note due 2021 (Zero
                Coupon-Senior), incorporated herein by reference from our
                Form S-3 Registration Statement 333-56364 filed on February
                28, 2001.
      4.3  --   Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and Merrill Lynch & Co.,
                Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                incorporated herein by reference from our Form S-3
                Registration Statement 333-56364, filed on February 28,
                2001.
      4.4  --   Copies of the instruments with respect to the company's
                other long-term debt are available to the Securities and
                Exchange Commission upon request.
      4.5  --   Rights Agreement, dated as of June 25, 1996 between the
                company and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain
                circumstances, incorporated herein by reference from the
                company's Registration Statement on Form 8-A filed on June
                26, 1996.
      4.6  --   Amendment No. 1 to Rights Agreement, effective October 22,
                1997, between SPX Corporation and The Bank of New York,
                incorporated herein by reference from the company's
                Registration Statement on Form 8-A, filed on January 9,
                1998.
    *10.1  --   Sealed Power Corporation Executive Performance Unit Plan,
                incorporated herein by reference from the company's
                Amendment No. 1 on Form 8 to the Annual Report on Form 10-K,
                file No. 1-6948, for the year ended December 31, 1988.
    *10.2  --   SPX Corporation Retirement Plan for Directors, as amended
                and restated, incorporated herein by reference from the
                company's Amendment No. 1 on Form 8 to the Annual Report on
                Form 10-K, file No. 1-6948, for the year ended December 31,
                1988.
    *10.3  --   SPX Corporation Supplemental Retirement Plan for Top
                Management, as amended and restated, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to
                the Annual Report on Form 10-K, file No. 1-6948, for the
                year ended December 31, 1988.
    *10.4  --   SPX Corporation Excess Benefit Plan No. 3, as amended and
                restated, incorporated herein by reference from the
                company's Amendment No. 1 on Form 8 to the Annual Report on
                Form 10-K, file No. 1-6948, for the year ended December 31,
                1988.
    *10.5  --   SPX Corporation Executive Severance Agreement, incorporated herein by reference from the company's Amendment No. 1 on
                Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the year ended December 31, 1988.

ITEM NO.                                DESCRIPTION
--------                                -----------
    *10.6  --   SPX Corporation Trust Agreement for Supplemental Retirement
                Plan for Top Management, Excess Benefit Plan No. 3, and
                Retirement Plan for Directors, incorporated herein by
                reference from the company's Amendment No. 1 on Form 8 to
                the Annual Report on Form 10-K, file No. 1-6948, for the
                year ended December 31, 1988.
    *10.7  --   SPX Corporation Trust Agreement for Participants in
                Executive Severance Agreements, Special Separation Pay Plan
                for Corporate Staff Executive Personnel Agreements and
                Special Separation Pay Plan for Corporate Staff Management
                and Administrative Personnel Agreements, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual Report on Form 10-K, file No. 1-6948, for the
                year ended December 31, 1988.
    *10.8  --   SPX Corporation Stock Compensation Plan Limited Stock
                Appreciation Rights Award, incorporated herein by reference from the company's Amendment No. 1 on Form 8 to the Annual
                Report on Form 10-K, file No. 1-6948, for the year ended
                December 31, 1988.
    *10.9  --   SPX Corporation Stock Ownership Plan, incorporated herein by reference from the company's Current Report on Form 8-K,
                file No. 1-6948, filed on July 26, 1989.
    *10.10 --   SPX Corporation Stock Ownership Trust, incorporated herein by reference from the company's Current Report on Form 8-K, file No. 1-6948, filed on July 26, 1989.
    *10.11 --   SPX Corporation 1992 Stock Compensation Plan, as amended.+
    *10.12 --   SPX Corporation Supplemental Employee Stock Ownership Plan,
                incorporated herein by reference from the company's Annual
                Report on Form 10-K, file No. 1-6948, for the year ended
                December 31, 1990.
    *10.13 --   Employment agreement, and related Nonqualified Stock Option
                Agreement and Restricted Shares Agreement, between SPX
                Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to the company's Annual
                Report on Form 10-K, file 6948, for the year ended December
                31, 1995.
    *10.14 --   Employment agreement between SPX Corporation and John B.
                Blystone dated as January 1, 1997, incorporated herein by
                reference to the company's Annual Report on Form 10-K, file
                No. 1-6948, for the year end December 31, 1996.
    *10.15 --   SPX Corporation 1997 Non-Employee Director's Compensation
                Plan, incorporated herein by reference from Exhibit A to the
                Proxy Statement contained in the company's Schedule 14A,
                file No. 1-6948, filed on March 25, 1997.
    *10.16 --   SPX Corporation Supplemental Retirement Savings Plan for Top
                Management, incorporated herein by reference from the
                company's Form S-4 Registration Statement 333-60853, filed on July 20, 1998.
    *10.17 --   Form of Executive Change of Control Agreement for certain
                executive officers, incorporated herein by reference from
                the company's Quarterly Report on Form 10-Q, file No.
                1-6948, for the quarter ended March 31, 1999.
    *10.18 --   Executive Change of Control Agreement for John B. Blystone
                dated February 15, 1999 incorporated herein by reference
                from the company's Quarterly Report on Form 10-Q, file No
                1-6948, for the quarter ended March 31, 1999.
    *10.19 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Thomas J. Riordan, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.20 --   Stock Option Award dated as of June 23, 1999 between SPX
                Corporation and John B. Blystone, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.

ITEM NO.                                DESCRIPTION
--------                                -----------
    *10.21 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and John B. Blystone, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.22 --   Stock Option Award dated as of May 10, 1999 between SPX
                Corporation and Robert B. Foreman, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.23 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Robert B. Foreman, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.24 --   Stock Option Award dated as of August 26, 1998 between SPX
                Corporation and Christopher J. Kearney, incorporated herein by reference from the company's Quarterly Report on Form
                10-Q file No. 1-6948, for the quarter ended September 30,
                2000.
    *10.25 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Christopher J. Kearney, incorporated herein by reference from the company's Quarterly Report on Form
                10-Q file No. 1-6948, for the quarter ended September 30,
                2000.
    *10.26 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Lewis M. Kling, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.27 --   Stock Option Award dated as of April 23, 1997 between SPX
                Corporation and Patrick J. O'Leary, incorporated herein by reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.28 --   Stock Option Award dated as of June 23, 1999 between SPX
                Corporation and Patrick J. O'Leary, incorporated herein by reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.29 --   Stock Option Award dated as of August 22, 2000 between SPX
                Corporation and Patrick J. O'Leary, incorporated herein by reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.30 --   Stock Option Award dated as of December 10, 1997 between SPX
                Corporation and Thomas J. Riordan, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.31 --   Stock Option Award dated as of February 26, 1997 between SPX
                Corporation and John B. Blystone, incorporated herein by
                reference from the company's Quarterly Report on Form 10-Q file No. 1-6948, for the quarter ended September 30, 2000.
    *10.32 --   Nonqualified Stock Option Agreement dated as of October 14,
                1996 between SPX Corporation and Patrick J. O'Leary,
                incorporated herein by reference from the company's
                Quarterly Report on Form 10-Q file No. 1-6948, for the
                quarter ended September 30, 2000.
     10.33 --   Amended and Restated Credit Agreement dated as of January
                31, 2001 among SPX, the lenders party thereto, Bank One, NA as documentation agent, and the Chase Manhattan Bank, as
                administrative agent, incorporated herein by reference from our Form S-3 Registration Statement 333-56364 filed on
                February 28, 2001.
     11.1  --   Statement regarding computation of earnings per share. See
                Consolidated Statements of Income, page 26 of this Form
                10-K.
     21.1  --   Subsidiaries.+
     23.1  --   Consent of Arthur Andersen LLP.

---------------
* Items 10.1 through 10.32 are each a management contract or compensatory plan or arrangement.

+ Previously filed with Form 10-K Annual Report filed March 9, 2001.