Form 10-Q
period 2001-03-31
SPX CORP
filed 2001-05-15
CIK 88205

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                                  Yes  X    No
                                     -----    -----


               Common shares outstanding May 10, 2001- 30,470,793

                                SPX CORPORATION
                               INDEX TO FORM 10Q




                                                                                Page Number
                                                                                -----------
PART I   FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

         Unaudited Consolidated Balance Sheets                                          3

         Unaudited Consolidated Statements of Income                                    4

         Unaudited Consolidated Statements of Cash Flows                                5

         Notes to Consolidated Financial Statements                                     6

Item 2   Management's Discussion and Analysis of Results of Operations and
         Financial Condition                                                           11

Item 3   Quantitative and Qualitative Disclosures About Market Risk                    16

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                              17

         SIGNATURES                                                                    18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                SPX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in millions)


                                                   March 31,    December 31,
                                                      2001          2000
                                                  -----------   -------------
                                                  (Unaudited)
ASSETS
 Current assets:
 Cash and equivalents                               $  562.9        $   73.7
 Accounts receivable                                   546.8           547.7
 Inventories                                           325.9           299.6
 Prepaid and other current assets                       69.4            57.7
 Deferred income tax assets and refunds                 88.3            84.2
                                                    --------        --------
  Total current assets                               1,593.3         1,062.9
 Property, plant and equipment                         916.1           884.7
 Accumulated depreciation                             (408.9)         (392.7)
                                                    --------        --------
  Net property, plant and equipment                    507.2           492.0
 Goodwill and intangible assets, net                 1,278.6         1,211.8
 Investment in EGS                                      80.9            82.3
 Other assets                                          352.8           315.6
                                                    --------        --------
  Total assets                                      $3,812.8        $3,164.6
                                                    ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                   $  279.1        $  289.4
 Accrued expenses                                      312.1           346.3
 Income taxes payable                                   20.5             1.4
                                                    --------        --------
  Total current liabilities                            611.7           637.1
 Long-term debt                                      1,926.4         1,295.6
 Deferred income taxes                                 404.2           403.4
 Other long-term liabilities                           180.2           192.1
                                                    --------        --------
  Total long-term liabilities                        2,510.8         1,891.1
Minority Interest                                       27.9            28.2
 Shareholders' equity:
 Common stock                                          358.0           357.7
 Paid-in capital                                       496.2           492.5
 Retained earnings                                     213.3           177.8
 Unearned compensation                                  (6.0)           (9.5)
 Accumulated other comprehensive income                (11.8)          (23.0)
 Common stock in treasury                             (387.3)         (387.3)
                                                    --------        --------
  Total shareholders' equity                           662.4           608.2
                                                    --------        --------
  Total liabilities and shareholders' equity        $3,812.8        $3,164.6
                                                    ========        ========

The accompanying notes are an integral part of these statements.

                                SPX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (in millions, except per share amounts)

                                                                  Three months ended
                                                                       March 31,
                                                                  ------------------
                                                                   2001        2000
                                                                  -------    -------
Revenues                                                          $ 680.4    $ 627.8

Costs and expenses:
 Cost of products sold                                              463.3      421.6
 Selling, general and administrative                                129.3      119.4
 Goodwill/intangible amortization                                    10.8        9.6
 Special charges                                                      3.4          -
                                                                  -------    -------
  Operating income                                                   73.6       77.2
Other income(expense), net                                            1.7       (0.1)
Equity in earnings of EGS                                             9.4        9.3
Interest expense, net                                               (24.7)     (22.3)
                                                                  -------    -------
  Income before income taxes                                         60.0       64.1
Provision for income taxes                                          (24.6)     (26.3)
                                                                  -------    -------
Income before extraordinary items                                    35.4       37.8
Loss on early extinguishment of debt, net of income taxes               -       (8.8)
                                                                  -------    -------
Net income                                                        $  35.4    $  29.0
                                                                  =======    =======
Basic income per share of common stock
   Income before extraordinary items                              $  1.17    $  1.22
   Loss on early extinguishment of debt, net of income taxes            -      (0.28)
                                                                  -------    -------
   Net income per share                                           $  1.17    $  0.94
                                                                  =======    =======
   Weighted average number of basic
    common shares outstanding                                      30.285     30.920

Diluted income per share of common stock
   Income before extraordinary items                              $  1.14    $  1.20
   Loss on early extinguishment of debt                                 -      (0.28)
                                                                  -------    -------
   Net income per share                                           $  1.14    $  0.92
                                                                  =======    =======
   Weighted average number of diluted
    common shares outstanding                                      30.976     31.588

The accompanying notes are an integral part of these statements.

                                SPX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in millions)

                                                                            Three months ended
                                                                                 March 31,
                                                                           --------------------
                                                                            2001          2000
                                                                           -------      -------
Cash flows from (used in) operating activities:
Net income                                                                 $  35.4      $  29.0
Adjustments to reconcile net income to net
  cash from operating activities:
  Special charges                                                              3.4            -
  Earnings of EGS, net of distributions                                        1.3         (2.6)
  Loss on early extinguishment of debt, net of tax                               -          8.8
  Deferred income taxes                                                       (3.3)         2.6
  Depreciation                                                                19.2         17.2
  Amortization of goodwill and intangibles                                    12.0          9.6
  Employee benefits                                                           (7.7)        (7.3)
  Other, net                                                                   3.2         (3.6)
Change in operating assets and liabilities, net of
 effect from acquisitions and divestitures                                   (44.5)       (28.5)
                                                                           -------      -------
Net cash from operating activities before taxes on sale of Best Power         19.0         25.2
Taxes paid on the sale of Best Power                                             -        (69.0)
                                                                           -------      -------
                                                                              19.0        (43.8)
Cash flows from (used in) investing activities:
  Business acquisitions and investments                                     (120.4)       (81.3)
  Capital expenditures                                                       (33.0)       (29.6)
  Other, net                                                                   8.1            -
                                                                           -------      -------
Net cash used in investing activities                                       (145.3)      (110.9)

Cash flows from (used in) financing activities:
  Net borrowings (repayments) under revolving credit agreement              (220.0)        71.0
  Net borrowings under other debt agreements                                 853.3        498.0
  Payments under other debt agreements                                       (25.3)      (432.5)
  Treasury stock purchased                                                       -        (36.8)
  Common stock issued under stock incentive programs                           7.5          8.8
                                                                           -------      -------
Net cash from financing activities                                           615.5        108.5
                                                                           -------      -------
Net increase (decrease) in cash and equivalents                              489.2        (46.2)
Cash and equivalents, beginning of period                                     73.7         78.8
                                                                           -------      -------
Cash and equivalents, end of period                                        $ 562.9      $  32.6
                                                                           =======      =======

The accompanying notes are an integral part of these statements.

                                SPX CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)
                     ($ in millions, except per share data)

1. BASIS OF PRESENTATION

    In our opinion, the accompanying consolidated balance sheets and related interim statements of income and cash flows include the adjustments (consisting only of normal and recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2000 Annual Report on Form 10-K, as amended by Form 10-K/A.


2. BUSINESS SEGMENT INFORMATION

    We are a global multi-industry company that is focused on profitably growing our businesses that have scale and growth potential. Our strategy is to create market advantages through product and technology leadership, by expanding our service offerings to offer full customer solutions and by building critical mass through strategic acquisitions.

    We are a global provider of technical products and systems, industrial products and services, and service solutions. Our products include storage area network, fire detection and building life-safety products, TV and radio broadcast antennas and towers, transformers, substations, vehicle components and industrial mixers and valves. Our products and services also include specialty service tools, diagnostic systems and service equipment. With over 14,000 employees worldwide, we are a multinational corporation with operations in 19 countries

    In the first quarter of 2001, our results of operations are reported in three segments: Technical Products and Systems, Industrial Products and Services, and Service Solutions. The laboratory ovens and freezers business units now report into the Technical Products and Systems segment, while the vehicle components business units report as part of the Industrial Products and Services segment. The new reporting segments align financial reporting with the current organizational structure.

    Inter-company sales among segments are not significant. Operating income by segment does not include general corporate expenses.

    Financial data for the business segments are as follows:

                                              Three months
                                             ended March 31,
                                           ------------------
                                             2001       2000
                                           -------     ------
   Revenues:
     Technical Products and Systems         $208.0     $171.0
     Industrial Products and Services        320.9      287.9
     Service Solutions                       151.5      168.9
                                            ------     ------
   Total                                    $680.4     $627.8
                                            ======     ======

   Operating Income: (1)
     Technical Products and Systems         $ 28.2     $ 29.4
     Industrial Products and Services         42.6       42.7
     Service Solutions                        11.3       13.5
     General corporate expenses               (8.5)      (8.4)
                                            ------     ------
   Total                                    $ 73.6     $ 77.2
                                            ======     ======

(1) Operating income for the three months ended March 31, 2001 includes special charges of $3.4. See Note 4 for further discussion.

3. ACQUISITIONS

    We continually review each of our businesses pursuant to our "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Business acquisitions for the three months ended March 31, 2001 and 2000 are described below.

    Each acquisition in 2001 and 2000 was accounted for using purchase accounting and, accordingly, the purchase price was allocated on a preliminary basis to the related assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.


    ACQUISITIONS 2001

    In January of 2001, Dielectric Communications acquired Central Tower Inc., and Ryan Construction Inc. for a cash purchase price of $17.7. Central Tower Inc., and Ryan Construction Inc. are multifunctional providers of communications structures including DTV, broadcasting, two-way radio, cellular, paging and personal communications services. The addition of new expertise in the engineering, design and installation of custom towers expands Dielectric's offering of full turnkey broadcast systems including antennas, transmission line, towers, RF systems and complete system checkout."

    In March of 2001, our Dielectric Communications business unit acquired TCI International, Inc. of Fremont, California for a cash purchase price of $39.3. TCI is a developer of broad-bandwidth products, systems and applications for broadcasting, spectrum management, communication
    intelligence collection, and specialty radio communications.   The addition
    of signal processing products, systems and services will expand Dielectric's product and service offerings. With 70% of their sales generated outside the U.S., TCI will offer an opportunity for Dielectric to expand its global presence.

    In the first quarter of 2001, we made several other acquisitions with an aggregate purchase price of $63.4. These acquisitions and the ones described above are not material individually or in the aggregate.


    ACQUISITIONS 2000

    In March of 2000, we completed the acquisition of Fenner Fluid Power, a division of Fenner plc of Yorkshire, England for a cash purchase price of $64.0. Our high-pressure hydraulics business is a market leader in the manufacture and distribution of high force industrial tools and hydraulic power systems and components. The addition of Fenner Fluid Power's medium pressure hydraulic power system components provides new technology, complementary products, and additional presence in the international market. Fenner Fluid Power has facilities in Rockford, Illinois and Romford, England.

    In the first quarter of 2000, we made several other acquisitions with an aggregate purchase price of $17.3. These acquisitions and the ones described above are not material individually or in the aggregate.


4. SPECIAL CHARGES

    In the first quarter of 2001, we recorded special charges of $3.4. Special charges for the three months ended March 31, 2001 and 2000 include the following:


                                                         Three Months
                                                            Ended
                                                        --------------
                                                         2001    2000
                                                        ------  ------
    Severance and Other Cash Costs                      $ 1.7   $   -
    Goodwill and Impairments Write-Down                   1.7       -
                                                        -----   -----
    Total                                               $ 3.4   $   -
                                                        =====   =====

     Special charges of $1.1 were recorded in the Technical Products and Systems segment during the first quarter of 2001. These charges primarily consist of severance costs for 69 salaried and 19 hourly employees associated with restructuring certain selling, marketing and administrative functions within our fire detection business. These restructuring actions are a result of our strategic plan to meet changing market conditions.

     Special charges of $1.4 were recorded in the Industrial Products and Services segment during the first quarter of 2001. These charges are primarily associated with an intangible write-down resulting from a facility consolidation announced in the third quarter of 2000.

     Special charges of $0.9 were recorded in the Service Solutions segment during the first quarter of 2001. These charges consist primarily of moving and relocation costs associated with restructuring initiatives announced in the third quarter of 2000.

     The following table summarizes the restructuring reserve activity through March 31, 2001:


                                  Employee       Facility       Goodwill     Other
                                 Termination     Holding       Intangible    Cash
                                    Costs         Costs       Write-Downs    Costs      Total
                                 -----------     --------     -----------    ------    ------
Balance at December 31, 2000         $10.0         $ 1.7            -        $  4.3    $ 16.0
Special Charge                         0.2             -          1.7           1.5       3.4
Payments                              (1.6)         (0.9)                      (1.7)     (4.2)
Non-cash write-downs                     -             -         (1.7)            -      (1.7)
                                     -----         -----        -----        ------    ------
Balance at March 31, 2001            $ 8.6         $ 0.8        $   -        $  4.1    $ 13.5
                                     =====         =====        =====        ======    ======

5. EARNINGS PER SHARE

    The following table sets forth the calculation to determine weighted average shares used in the computation of diluted earnings per share:

                                                             Three months ended
                                                                 March 31,
                                                             ------------------
                                                                2001     2000
                                                             -------  ---------
    Denominator (shares in millions):
    Weighted average shares outstanding                       30.285    30.920
    Effect of dilutive securities:
    Employee stock options                                     0.691     0.668
                                                              ------    ------
    Weighted average shares used to compute diluted
      earnings per share                                      30.976    31.588
                                                              ======    ======

6. INVENTORY

   Inventory consists of the following:

                                                         March  31,    December 31,
                                                            2001            2000
                                                         ----------    ------------
    Finished goods                                         $146.6          $131.1
    Work in process                                          72.1            65.9
    Raw material and purchased parts                        120.5           117.7
                                                           ------          ------
    Total FIFO cost                                         339.2           314.7
    Excess of FIFO cost over LIFO inventory value           (13.3)          (15.1)
                                                           ------          ------
                                                           $325.9          $299.6
                                                           ======          ======

7. INVESTMENT IN EGS

    The EGS Electrical Group is a joint venture between SPX and Emerson Electric Co. We own a 44.5% interest in EGS and account for our investment in EGS under the equity method of accounting, on a three-month lag basis. EGS operates primarily in the United States, Canada and Mexico. EGS's results of operations were as follows:


                                                              Three months ended
                                                                  December 31,
                                                            -----------------------
                                                               2000          1999
                                                            -----------    --------
                                                            (Unaudited)
 Net sales                                                    $120.8        $117.9
 Gross margin                                                   48.5          48.1
 Pre-tax income                                                 19.6          19.0

Condensed balance sheet information of EGS as of December 31, 2000 and September 30, 2000 was as follows:

                                                    December 31,  September 30,
                                                        2000          2000
                                                    ------------  -------------
                                                    (Unaudited)
Current assets                                         $164.2        $170.4
Noncurrent assets                                       315.6         318.1
Current liabilities                                      59.9          66.6
Noncurrent liabilities                                   28.8          30.0

   Our recorded investment in EGS at March 31, 2001 was approximately $93.9 less than our ownership of EGS's reported net assets at March 31, 2001. This difference is being accreted on a straight-line basis over 40 years.

8. NOTES PAYABLE AND DEBT

    Our Long Term debt as of March 31, 2001 and December 31, 2000 consists of the following principal amounts:

                                                    March 31,          December 31,
                                                      2001                 2000
                                                  ------------        --------------
Revolving Loan                                     $      -                $220.0
Tranche A Loan                                        500.0                 525.0
Tranche B Loan                                        495.0                 496.3
Tranche C Loan                                        300.0                     -
LYONS                                                 577.4                     -
Medium-Term Notes: $25.0 at 7.1% due 2002              25.0                  25.0
Industrial Revenue Bonds due 2000-2025                 16.1                  16.1
Other Borrowings                                       12.9                  13.2
                                                   --------              --------
Total Long-Term debt                               $1,926.4              $1,295.6
                                                   ========              ========

Restated Credit Agreement

    On January 31, 2001, we amended and restated our Credit Agreement ("Restated Credit Agreement") as of February 10, 2000 to provide for an additional $300.0 Tranche C term loan. The proceeds were used for acquisitions and to pay down the revolving credit loan balance. We also increased our revolving credit facility by $125.0 to $550.0. The terms of the Tranche C term loan and the revolving credit facility are described in detail in Note 13 to our consolidated financial statements contained in our 2000 Annual Report on Form 10-K, as amended by Form 10-K/A.

February Liquid Yield Option Notes (in millions, except per LYONs amounts)

    On February 6, 2001, we issued Liquid Yield Option(TM) Notes ("LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1 and an aggregate principal amount at maturity of $994.8. The remaining proceeds are included in cash and equivalents as of March 31, 2001. We plan on using these proceeds primarily to fund further acquisitions and for general corporate purposes.

    The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from February 6, 2001. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include: our average stock price exceeding predetermined accretive values of SPX's stock price each quarter; our ability of to maintain a minimum credit rating; or upon the occurrence of certain corporate transactions, including change in control. We may redeem all or a portion of the LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices. Holders may require us to purchase all or a portion of their LYONs on February 6, 2004, February 6, 2006 or February 6, 2011 at pre-determined redemption prices. We may choose to pay the purchase price in cash, shares of common stock or a combination of cash and common stock. The LYONs are unsecured and unsubordinated obligations.

    See Note 12, subsequent events for discussion on additional issuance of LYONs.

    Derivative Instruments - On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No.
    138. These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These new standards may result in additional volatility in reported earnings, other comprehensive income and accumulated other comprehensive income.

    We have entered into various interest rate protection agreements ("interest rate swaps" or "swaps") to reduce the potential impact of increases in interest rates on floating rate long-term debt. These swaps effectively fix the interest payments of certain floating rate debt instruments and are accounted for as cash flow hedges. As of January 1, 2001 we were party to four swaps covering $800 of outstanding debt obligations. These swaps entitle us to receive from or require us to pay to counterparties the amounts, if any, by which LIBOR varies from approximately 4.8%. This difference is recorded as a component of interest expense. In accordance with the provisions of SFAS 133, we recorded a transition adjustment upon adoption of this standard to recognize the fair value of these swaps. As of January 1, 2001 the pretax impact of this adjustment was to increase other comprehensive income by $9.9 to recognize previously deferred gains and to increase other assets by $9.9.

    During the quarter we entered into three new swaps covering $400 of outstanding debt obligations, and extended one of the swaps outstanding at year-end. These swaps entitle us to receive from or require us to pay to counterparties the amounts, if any, by which LIBOR varies from approximately 4.9%. This difference is recorded as a component of interest expense. In total, and as of March 31, 2001 we have seven swaps covering $1,200.0 of indebtedness of which three covering obligations of $500.0 expire in November 2001, three covering obligations of $400 expire in March 2003, and one covering the remaining obligation expires in May 2003. During the quarter, we recorded $11.9 of unrealized losses related to these swaps in other comprehensive income. As of March 31, 2001, we have recorded a deferred derivative liability of $2.0 in other liabilities and a $2.0 deferred loss in accumulated other comprehensive income. With respect to these swaps, we estimate that changes in interest rates over the next twelve months will not have a material impact on the results of operations.

Early extinguishment of debt

    In the first quarter of 2000, we paid down our existing Tranche B debt of $412.5 and revolver of $50.0, recorded an extraordinary loss of $15.0 pre-tax ($8.8 after-tax, or $0.28 per share), and replaced the existing credit facility with a new $1,487.5 credit facility.

9. SHAREHOLDERS' EQUITY

    In the first quarter of 2000, the Company announced that its Board of Directors authorized an increase in its share repurchase program for up to $250.0. In 2000, we repurchased shares of stock in the open market for a total consideration of $138.8. No repurchases were made during the first quarter of 2001.

10. COMPREHENSIVE INCOME

    The components of comprehensive income, net of related tax, were as follows:

                                                   Three months ended
                                                       March  31,
                                                  -------------------
                                                     2001       2000
                                                  ---------  --------
Net income                                          $ 35.4     $29.0
Foreign currency translation adjustments              13.2      (3.6)
Transition adjustment                                  9.9         -
Unrealized losses on qualifying cash flow hedges     (11.9)        -
                                                    ------     -----
Comprehensive income                                $ 46.6     $25.4
                                                    ======     =====

    See footnote 8 for further discussion.

    The components of the balance sheet caption Accumulated Other Comprehensive Income, net of related tax, were as follows:


                                                  March 31,    December 31,
                                                    2000           2000
                                                  ---------    ------------
Foreign currency translation adjustments            $ 6.2          $19.4
Unrealized losses on qualifying cash flow hedges      2.0              -
Minimum pension liability adjustment                  3.6            3.6
                                                    -----          -----
Accumulated other comprehensive income              $11.8          $23.0
                                                    =====          =====

11. PENDING ACQUISITION

    On March 12, 2001, we announced that we had entered into an agreement for one of our wholly owned subsidiaries to acquire United Dominion Industries Limited. UDI is a diversified manufacturer of proprietary engineered products in four business segments: flow technology, machinery, specialty-engineered products, and test instrumentation. It had annual sales of $2,366.2 in 2000 and has approximately 14,000 employees in 20 countries.

    We will issue approximately 9.2 million shares in exchange for the shares of UDI in an all-stock transaction. We will also assume approximately $876.2 in UDI debt. UDI shareholders will receive SPX shares based on a fixed exchange ratio of 0.2353 of an SPX share per UDI share. There is no collar on the fixed exchange ratio. The boards of directors of both companies have unanimously approved the agreement. The merger will be accounted for as a purchase. Subject to the merger being consummated we will operate in four business segments: technical products and systems, industrial products and services, flow technology, and service solutions.

    The acquisition of UDI will be a taxable transaction to its shareholders and will be implemented as a court approved plan of arrangement (similar to a merger) under Canadian corporate law. The transaction is subject to approval by UDI shareholders, approval by the Ontario Court, antitrust clearance and customary closing conditions, and is expected to close, assuming satisfaction of all of the foregoing, on or about May 24, 2001. If the merger agreement is terminated in certain circumstances, UDI will be required to pay us a break-up fee of $40.0. UDI has scheduled a combined annual and special shareholder meeting for May 17, 2001 to vote on the merger agreement.

12. SUBSEQUENT EVENTS

    May LYONS (in millions, except per LYON amounts)

    In May of 2001, we issued Liquid Yield Option(TM) Notes ("LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount at maturity of $415.0. We plan on using these proceeds primarily to finance the UDI acquisition.

    The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from May 9, 2001 excluding any contingent interest. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include: our average stock price exceeding predetermined accretive values of SPX's stock price each quarter; our ability to maintain a minimum credit rating; or upon the occurrence of certain corporate transactions, including change in control. We may redeem all or a portion of the LYONs for cash at any time on or after May 9, 2005 at predetermined redemption prices. Holders may require us to purchase all or a portion of their LYONs on May 9, 2003, May 9, 2005 or May 9, 2009 at pre-determined redemption prices. We may choose to pay the purchase price in cash, shares of common stock or a combination of cash and common stock. The LYONs are unsecured and unsubordinated obligations.

    VSI

    On May 8, 2001 SPX Corporation and VSI Holdings, Inc announced that SPX Corporation has given VSI Holdings notice of circumstances that SPX Corporation believes would entitle it to terminate the merger agreement announced in 2001 between the two companies if such circumstances are not reasonably cured or possible to cure.

    VSI Holdings is investigating the circumstances described in SPX Corporation's notice and whether such circumstances would entitle SPX Corporation to terminate the merger agreement. SPX Corporation has expressed an interest in exploring whether an alternative transaction is possible. There is no assurance that the transaction contemplated by the existing agreement will close or that an alternative transaction will be reached.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
           (in millions)

The following unaudited information should be read in conjunction with the Company's unaudited consolidated financial statements and related notes.

RESULTS OF OPERATIONS CONSOLIDATED:

                                                           March 31,
                                                        2001      2000
                                                      -------    -------
Revenues                                               $680.4     $627.8
Gross margin                                            217.1      206.2
% of revenues                                            31.9%      32.8%
Selling, general and admin expense                      129.3      119.4
% of revenues                                            19.0%      19.0%
Goodwill/intangible amortization                         10.8        9.6
Special charges                                           3.4          -
                                                       ------     ------
Operating income                                         73.6       77.2
Other income (expense), net                               1.7       (0.1)
Equity in earnings of EGS                                 9.4        9.3
Interest expense, net                                   (24.7)     (22.3)
                                                       ------     ------
Income before income taxes                             $ 60.0     $ 64.1
Provision for income taxes                              (24.6)     (26.3)
                                                       ------     ------
Income before extraordinary items                      $ 35.4     $ 37.8
Loss on early extinguishment of debt, net of tax            -       (8.8)
                                                       ------     ------
Net Income                                               35.4     $ 29.0
                                                       ------     ------
Capital expenditures                                   $ 33.0     $ 29.6
Depreciation and amortization                            31.2       26.8

FIRST QUARTER 2001  VS. FIRST QUARTER 2000

Revenues - In the first quarter of 2001, revenues increased $52.6 or 8.4% from 2000. The increase was primarily attributable to acquisitions made in the last year. The decline in the Service Solutions segment was a result of timing of several specialty tool programs. Excluding the effect of acquisitions and divestitures, revenues were flat when compared to 2000, as strong internal growth in the Technical Products and Systems was offset by a decline in the Service Solutions segment.

Gross margin - In the first quarter of 2001, gross margin declined to 31.9% of revenues from 32.8% of revenues in 2000. This decline was primarily due to changes in product mix.

Selling, general and administrative expense ("SG&A") - In the first quarter of 2001, SG&A remained flat at 19.0% of revenues despite increased sales and marketing spending on Inrange's FC9000 product in the Technical Products and Systems segment and lower revenues in the Service Solutions segment.

Goodwill/intangible amortization - In the first quarter of 2001, goodwill and intangible amortization increased by $1.2 primarily due to acquisitions completed in 2000.

Special charges - In the first quarter of 2001, we recorded special charges of $3.4 primarily consisting of an intangible write-down and restructuring actions. See Note 4 for further discussion.

Other income, net - In the first quarter of 2001, other income is primarily due to a gain on the sale of certain assets.

Interest expense, net - In the first quarter of 2001, interest expense increased $2.4 primarily due to increased debt levels which was slightly offset partially by a decline in interest rates.

Income taxes - The effective income tax rate for the first quarter of 2001 was 41.0%, which represents our anticipated effective income tax rate for 2001. The effective income tax rate in 2001 and 2000 is higher than the U.S. statutory income tax rate primarily due to the amortization of nondeductible goodwill and state taxes.

Capital expenditures - Capital expenditures in the first quarter of 2001 were higher than the first quarter of 2000 primarily due to expenditures for new equipment, the expansion of manufacturing facilities to support new business programs and the restructuring program announced in the third quarter of 2000.


SEGMENT REVIEW

                                                 Three months
                                                Ended March 31,
                                            ----------------------
                                              2001           2000
                                            -------         ------
Revenues:
  Technical Products and Systems             $208.0         $171.0
  Industrial Products and Services            320.9          287.9
  Service Solutions                           151.5          168.9
                                             ------         ------
Total                                        $680.4         $627.8
                                             ======         ======

Operating Income: (1)
  Technical Products and Systems             $ 28.2         $ 29.4
  Industrial Products and Services             42.6           42.7
  Service Solutions                            11.3           13.5
  General Corporate Expenses                   (8.5)          (8.4)
                                             ------         ------
 Total                                       $ 73.6         $ 77.2
                                             ======         ======

(1) Operating income for the three months ended March 31, 2001 includes special charges of $3.4 primarily consisting of an intangible write-down in the Industrial Products and Services segment and restructuring actions in the Technical Products and Systems and Service Solutions segments.

FIRST QUARTER 2001 VS. FIRST QUARTER 2000

Technical Products and Systems

Revenues - In the first quarter of 2001, revenues increased $37.0 or 21.6% from 2000 primarily due to increased demand for open storage networking systems, fire detection building life-safety products and digital broadcast antennas.

Revenues from sales of fare collection systems were down due to contract timing. Excluding the effect of revenues from acquisitions, revenues increased $17.8 or 10.4% from 2000.

Operating Income - In the first quarter of 2001, operating income decreased $1.2 from 2000 primarily due to special charges of $1.1 recorded in 2001 associated with restructuring actions. Excluding the special charges, operating margins declined to 14.1% of revenues from 17.2% in 2000 primarily due to the timing of fare collection systems and increased sales and marketing expenses associated with Inrange's FC/9000 product.

Industrial Products and Services

Revenues - In the first quarter of 2001, revenues increased $33.0 or 11.5% from 2000 primarily due to strong demand for power transformers and the acquisition of Fenner Fluid Power in March 2000. Excluding the effect of revenues from acquisitions, revenues remained flat compared to 2000 primarily due to the strong demand for power transformers offset by a decline in vehicle component sales. The soft economy has impacted the end markets for some of the businesses in this segment.

Operating Income - In the first quarter of 2001, operating income decreased $0.1 from 2000. Excluding special charges of $1.4 primarily associated with an intangible write-down, operating income increased $1.3 primarily due to higher revenues. Operating margins declined to 13.7% of revenues from 14.8% of revenues in 2000 due to startup costs associated with plant expansions at the Fenner Fluid Power and Contech business units.

Service Solutions

Revenues - In the first quarter of 2001, revenues decreased $17.4 or 10.3% from 2000 primarily due to the timing of several specialty tool programs.

Operating Income - In the first quarter of 2001, operating income declined $2.2 from 2000. Excluding special charges of $0.9 associated with restructuring initiatives announced in the third quarter of 2000, operating income declined $1.3. However, operating margins improved to 8.1% of revenues from 8.0% of revenues in 2000. Despite the decline in revenues, the increase in operating margins was achieved through purchasing and manufacturing productivity, improved product mix and reductions in SG&A expenses.

LIQUIDITY AND FINANCIAL CONDITION

Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs, and acquisitions.



CASH FLOW
                                                                    Three months ended
                                                                         March 31,
                                                                    -------------------
                                                                       2001      2000
                                                                    --------   --------
 Cash flow from:
  Operating activities                                               $  19.0    $  25.2
  Tax on sale of Best Power                                                -      (69.0)
  Investing activities                                                (145.3)    (110.9)
  Financing activities                                                 615.5      108.5
                                                                     -------    -------
  Net increase (decrease) in cash balances                           $ 489.2    $ (46.2)
                                                                     =======    =======

Operating Activities - In the first quarter of 2001, cash flow from operating activities, before taxes on the sale of Best Power, declined slightly from the first quarter of 2000 primarily due to increased working capital resulting from incentive compensation payments and accounts payable timing offset by an improvement in accounts receivable collections.

Tax on sale of Best Power - In the fourth quarter of 1999, we sold Best Power to Invensys plc for $240.0. The $69.0 reduction in cash flow represents the taxes associated with the sale paid in the first quarter of 2000. The large tax expense from this sale was primarily due to $132.2 of non-deductible goodwill recorded in the acquisition of Best Power in 1995.

Investing Activities - In the first quarter of 2001, we used $120.4 of cash to acquire several businesses. Capital expenditures of $33.0 in 2001 were primarily for new equipment, the expansion of manufacturing facilities to support new business programs and the restructuring program announced in the
third quarter of 2000.    In the first quarter of 2000, we spent $81.3 on
acquisitions and $29.6 on capital expenditures.

Financing Activities - In the first quarter of 2001, cash flow from financing activities reflects the net proceeds from the amendment to the credit facility and the issuance of LYONs in February 2001 of $853.3, the payoff of the revolving credit facility of $220.0 and a payment of other scheduled debt of $25.3. In 2000, the cash flow from financing activities principally reflects debt borrowings, net of cash used to purchase treasury stock.

TOTAL DEBT

The following summarizes the total outstanding and unused credit availability, as of March 31, 2001:


                                      Total        Amount       Unused Credit
                                    Commitment   Outstanding     Availability
                                    ----------   -----------    -------------
      Revolving loan                  $  550.0      $   -             $520.6(1)
      Tranche A loan                     500.0         500.0               -
      Tranche B loan                     495.0         495.0               -
      Tranche C loan                     300.0         300.0
      LYONS                              577.4         577.4
      Medium term notes                   25.0          25.0               -
      Industrial revenue bonds            16.1          16.1               -
      Other borrowings                    12.9          12.9               -
                                      --------      --------          ------
       Total                          $2,476.4      $1,926.4          $520.6
                                      ========      ========          ======

(1) Decreased by $29.4 of facility letters of credit outstanding at March 31, 2001, which reduce the unused credit availability.

Restated Credit Agreement

On January 31, 2001, we amended and restated our Credit Agreement ("Restated Credit Agreement") as of February 10, 2000 to provide an additional $300 million Tranche C Term Loan. The proceeds from this additional borrowing were used for acquisitions and to pay down the revolving credit loan balance. The lenders also agreed to increase the revolving credit facility by $125.0 million to $550.0 million. The terms of the Tranche C term loan and the revolving credit facility are described in detail in Note 13 to our consolidated financial statements contained in our 2000 Annual Report on Form 10-K, as amended by Form 10-K/A.

Interest Rate Protection Agreements

During the quarter we entered into three new swaps covering $400 of outstanding debt obligations, and extended one of the swaps outstanding at year-end. These swaps entitle us to receive from or require us to pay to counterparties the amounts, if any, by which LIBOR varies from approximately 4.9%. This difference is recorded as a component of interest expense. In total, and as of March 31, 2001 we have seven swaps covering $1,200.0 of indebtedness of which three covering obligations of $500.0 expire in November 2001, three covering obligations of $400 expire in March 2003, and one covering the remaining obligation expires in May 2003.

Liquid Yield Option Notes (in millions, except per LYON amounts)

On February 6, 2001, we issued Liquid Yield Option(TM) Notes ("LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1 and an aggregate principal amount at maturity of $994.8. The proceeds are included in short-term investments as of March 31, 2001. We plan on using these proceeds for future acquisitions and for general corporate purposes.

The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from February 6, 2001. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include: our average trail price exceeding predetermined accretive values of SPX's stock price each quarter; our ability of to maintain a minimum credit rating; or upon the occurrence of certain corporate transactions, including change in control. We may redeem all or a portion of the LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices. Holders may require us to purchase all or a portion of their LYONs on February 6, 2004, February 6, 2006 or February 6, 2011 at pre-determined redemption prices. We may choose to pay the purchase price in cash, shares of common stock or a combination of cash and common stock. The LYONs are unsecured and unsubordinated obligations.


UDI Financing Commitments

In connection with the acquisition of UDI, we have obtained commitments for $530.0 in incremental term facilities consisting of an increase in our existing Tranche C term facility from $300.0 to $830.0. The incremental loan will bear interest at either the ABR rate or the Eurodollar rate plus an applicable margin. The proceeds of these borrowings will be used to refinance approximately $530.0 of UDI's outstanding indebtedness

We intend, immediately prior to the completion of the UDI acquisition, to enter into a restated credit agreement to reflect the addition of the $530.0 in incremental term facilities. The restated credit agreement will contain affirmative covenants, negative covenants, financial covenants, repayment provisions, representations and warranties, and events of default substantially similar to the terms contained in our existing credit agreement. If the UDI acquisition is not consummated, the actions above will not occur.

In May of 2001, we issued Liquid Yield Option(TM) Notes ("LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount at maturity of $415.0. We plan on using these proceeds primarily to finance the UDI acquisition.

We believe that cash flow from operations, the Restated Credit Agreement and cash available at March 31, 2001 will be sufficient to meet operating cash needs, including working capital requirements, capital expenditures and debt service costs in the next twelve months. Additionally, should the UDI acquisition be consummated, we believe that the additional financing commitments will be sufficient to meet operating cash needs, including working capital requirements, capital expenditures and debt service costs in the next twelve months. We also believe we have sufficient access to capital markets for internal growth and acquisition activity.

OTHER MATTERS

Acquisitions and Divestitures - We continually review each of our businesses pursuant to its "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. See Note 11 for a discussion of the UDI acquisition that is scheduled to close in the second quarter of 2001. Additionally, we have indicated that we would consider a larger acquisition (more than $1 billion in revenues) if certain criteria were met.

Environmental and Legal Exposure - Our operations and properties are subject to various regulatory requirements relating to environmental protection. It is our policy to comply fully with applicable environmental requirements. Also from time to time, we become involved in lawsuits arising from various commercial matters, including but not limited to competitive issues, contract issues, intellectual property matters, workers' compensation and product liability.

We also maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance for protection against potential loss exposures. There can be no assurance that such costs for environmental and legal exposures could not have a material adverse effect on our results of operations or financial position in the future.

Pending Patent Litigation - We believe that we should ultimately prevail on a pending patent infringement claim that we are pursuing against Snap On, Inc., which could result in a significant judgment favorable to the Company. Certain claims, have been filed or are pending against us and certain of our subsidiaries. Snap-on has voluntarily dismissed two of its allegations of patent infringement, and summary judgement in favor of SPX was granted on two others. One allegation of patent infringement against SPX remains in the case. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded. See Note 15 to the consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K, as amended by Form 10-K/A for further discussion.

Pension Income - Our pension plans have plan assets significantly in excess of plan obligations. This overfunded position results in pension income as the increase in market value of the plans' assets exceeds costs associated with annual employee service. There can be no assurance that future periods will include significant amounts of net pension income.

Significance of Goodwill and Intangibles - We had net goodwill and intangibles of $1,278.6 and shareholders' equity of $662.4 at March 31, 2001. We amortize our goodwill and intangible assets on a straight-line basis over lives ranging from 10 to 40 years. There can be no assurance that circumstances will not change in the future that will affect the useful lives or carrying value of our goodwill and intangibles.

Accounting Pronouncements - On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No.
138. See footnote 8 for further discussion.

The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the safe harbor created thereby. These forward looking statements, which reflect management's current views with respect to future events and financial performance, are subject to certain risks and uncertainties, including but not limited to those matters discussed above. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Reference is made to our 2000 Annual Report on Form 10-K for additional cautionary statements and discussion of certain important factors as they relate to forward looking statements. In addition, management's estimates of future operating results are based on the current complement of businesses, which is constantly subject to change as management implements its fix, sell or grow strategy.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

    (2.1) Merger Agreement, dated March 10, 2001 between SPX Corporation and United Dominion Industries Limited, incorporated herein by reference from our current Report on Form 8-K, file No. 1-6948, filed on March 12, 2001.

    (2.2) Agreement and Plan of Merger by and between SPX Corporation and VSI Holdings, Inc. dated as of March 24, 2001, together with a list of exhibits and schedules thereto, incorporated herein by reference from the company's Registration Statement on Form S-4. (No. 333-59050) filed on April 17, 2001.

    (10) Amended and Restated Credit Agreement dated as of January 31, 2001 and SPX, the lenders party thereto, Bank One, NA as documentation agent, and the Chase Manhattan Bank, as administrative agent, incorporated herein by reference from our Form S-3 Registration Statement 333-56364 filed on February 28, 2001.

    (11) Statement regarding computation of earnings per share. See Note 5 to the Consolidated Financial Statements.

    * The exhibits and schedules are not filed, but SPX undertakes to furnish a copy of any exhibit or schedule to the Security and Exchange Commission upon request.

    (b) Reports on Form 8-K

           On March 12, 2001, we filed a Form 8-K to provide information announcing that SPX and UDI had entered into a merger agreement for the acquisition of UDI by SPX.

           On April 12, 2001, we filed a Form 8-K to provide information announcing that the Ontario Superior Court of Justice has issued an interim order authorizing the calling, holding and conduct of United Dominion's combined annual and special shareholders meeting to vote on the acquisition. United Dominion is a Canadian company and the acquisition will be accomplished by a Court-approved plan of arrangement.

           On April 13, 2001, we filed a Form 8-K to provide pro forma financial information for the acquisition of UDI by SPX.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SPX CORPORATION
                                         (Registrant)



Date:  May 14, 2001                       By  /s/ John B. Blystone
                                            --------------------------
                                            John B. Blystone
                                            Chairman, President and
                                            Chief Executive Officer


Date:  May 14, 2001                       By  /s/ Patrick J. O'Leary
                                            --------------------------
                                          Patrick J. O'Leary
                                          Vice President, Finance,
                                          Treasurer and Chief
                                          Financial Officer

Date:  May 14, 2001
                                          By /s/ Ron Winowiecki
                                            --------------------------
                                          Ron Winowiecki
                                          Corporate Controller and
                                          Chief Accounting Officer