Form 10-Q
period 2001-06-30
SPX CORP
filed 2001-08-06
CIK 88205

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


                                             Yes   X   No
                                                 -----



             Common shares outstanding August 2, 2001- 40,018,828

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
-------  --------------------

                                SPX CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                ($ in millions)


                                                                      June 30,         December 31,
                                                                        2001              2000
                                                                    -------------------------------
ASSETS                                                               (Unaudited)
 Current assets:
 Cash and equivalents                                               $       360.3       $     73.7
 Accounts receivable                                                        890.0            547.7
 Inventories                                                                608.1            299.6
 Prepaid and other current assets                                            88.5             57.7
 Deferred income tax assets and refunds                                     262.9             84.2
                                                                    -------------------------------
    Total current assets                                                  2,209.8          1,062.9
 Property, plant and equipment                                            1,250.7            884.7
 Accumulated depreciation                                                  (410.6)          (392.7)
                                                                    -------------------------------
    Net property, plant and equipment                                       840.1            492.0
 Goodwill and intangible assets, net                                      2,545.5          1,211.8
 Investment in joint ventures                                               155.9             82.3
 Other assets                                                               509.4            315.6
                                                                    -------------------------------
    Total assets                                                    $     6,260.7       $  3,164.6
                                                                    ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                                   $       437.6       $    289.4
 Accrued expenses                                                           710.8            346.3
 Income taxes payable                                                        21.5              1.4
                                                                    -------------------------------
    Total current liabilities                                             1,169.9            637.1
Long-term debt                                                            2,513.2          1,295.6
 Deferred income taxes                                                      470.9            403.4
 Other long-term liabilities                                                463.0            192.1
                                                                    -------------------------------
    Total long-term liabilities                                           3,447.1          1,891.1

Minority Interest                                                            27.0             28.2
 Shareholders' equity:
 Common stock                                                               413.8            357.7
 Paid-in capital                                                          1,101.9            492.5
 Retained earnings                                                          226.6            177.8
 Unearned compensation                                                       (3.5)            (9.5)
 Accumulated other comprehensive income                                     (18.5)           (23.0)
 Common stock in treasury                                                  (103.6)          (387.3)
                                                                    -------------------------------
    Total shareholders' equity                                            1,616.7            608.2
                                                                    -------------------------------
    Total liabilities and shareholders' equity                      $     6,260.7       $  3,164.6
                                                                    ===============================

       The accompanying notes are an integral part of these statements.

                                SPX CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   ($ in millions, except per share amounts)

                                                                 Three months ended         Six months ended
                                                                       June 30,                June 30,
                                                                ---------------------- ---------------------------
                                                                   2001       2000         2001          2000
                                                                ---------------------- ---------------------------
Revenues                                                          $  910.1    $ 695.1      $ 1,590.5    $ 1,322.9

Costs and expenses:
 Cost of products sold                                               623.4      461.8        1,086.7        883.4
 Selling, general and administrative                                 171.0      129.0          300.3        248.4
 Goodwill/intangible amortization                                     14.8        9.5           25.6         19.1
 Special charges                                                      40.5       21.7           43.9         21.7
                                                                  --------    -------      ---------    ---------
     Operating income                                                 60.4       73.1          134.0        150.3
Other income, (expense) net                                          (10.4)      23.6           (8.7)        23.5
Equity in earnings of joint ventures                                   9.0        9.6           18.4         18.9
Interest expense, net                                                (30.3)     (24.1)         (55.0)       (46.4)
                                                                  --------    -------      ---------    ---------
     Income before income taxes                                       28.7       82.2           88.7        146.3
Provision for income taxes                                           (15.3)     (33.7)         (39.9)       (60.0)
                                                                  --------    -------      ---------    ---------
Income before loss on early extinguishment of debt                    13.4       48.5           48.8         86.3
Loss on early extinguishment of debt, net of tax                         -          -              -         (8.8)
                                                                  --------    -------      ---------    ---------
Net income                                                        $   13.4    $  48.5      $    48.8    $    77.5
                                                                  ========    =======      =========    =========

Basic income per share of common stock
     Income before loss on early extinguishment of debt           $   0.38    $  1.57      $    1.47    $    2.79
     Loss on early extinguishment of debt                                -          -              -        (0.28)
                                                                  --------    -------      ---------    ---------
     Net income per share                                         $   0.38    $  1.57      $    1.47    $    2.51
                                                                  ========    =======      =========    =========

 Weighted average number of basic
   common shares outstanding                                        35.170     30.896         33.106       30.908

Diluted income per share of common stock
     Income before loss on early extinguishment of debt           $   0.37    $  1.53      $    1.44    $    2.73
     Loss on early extinguishment of debt                                -          -                       (0.28)
                                                                  --------    -------      ---------    ---------
     Net income per share                                         $   0.37    $  1.53      $    1.44    $    2.45
                                                                  ========    =======      =========    =========
 Weighted average number of diluted
   common shares outstanding                                        36.093     31.690         33.944       31.639

       The accompanying notes are an integral part of these statements.

                                SPX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                ($ in millions)

                                                                               Six months ended
                                                                                   June 30,
                                                                            ----------------------
                                                                               2001        2000
                                                                            ----------  ----------
Cash flows from operating activities:
Net income                                                                   $    48.8    $  77.5
Adjustments to reconcile net income to net
   cash from operating activities -
Loss on sale of businesses                                                        11.8          -
 Special charges                                                                  57.4       21.7
Loss on early extinguishment of debt, net of tax                                     -        8.8
 Deferred income taxes                                                             8.1        2.5
 Depreciation                                                                     39.4       34.2
 Amortization of goodwill and intangibles                                         26.4       21.8
 Employee benefits                                                               (16.5)     (14.2)
 Other, net                                                                        4.5       (3.4)
Change in operating assets and liabilities, net of
 effect from acquisitions and divestitures                                       (64.0)     (48.5)
                                                                                 ------     ------
Net cash from operating activities before taxes on sale of Best Power            115.9      100.4
Taxes paid on the sale of Best Power                                                 -      (69.0)
                                                                             ---------    -------
                                                                                 115.9       31.4
Cash flows from (used in) investing activities:
 Business divestitures                                                           123.0          -
 Business acquisitions and investments                                        (1,086.3)     (90.6)
 Capital expenditures                                                            (81.0)     (60.0)
                                                                             ---------    -------
Net cash (used in) investing activities                                       (1,044.3)    (150.6)

Cash flows from (used in) financing activities:
 Net borrowings under revolving credit agreement                                     -       35.0
 Borrowings under other debt agreements                                        1,466.9      503.7
 Payments under other debt agreements                                         (1,174.1)    (445.2)
 Treasury stock purchased                                                            -      (37.7)
Treasury stock issued for UDI acquisition                                        375.1          -
Common stock issued for UDI acquisition                                          530.0          -
 Common stock issued under stock incentive programs                               17.1       14.6
                                                                             ---------    -------
Net cash from financing activities                                             1,215.0       70.4
                                                                             ---------    -------
Net increase (decrease) in cash and equivalents                                  286.6      (48.8)
Cash and equivalents, beginning of period                                         73.7       78.8
                                                                             ---------    -------
Cash and equivalents, end of period                                          $   360.3    $  30.0
                                                                             =========    =======

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

2. ACQUISITIONS AND DIVESTITURES

We continually review each of our businesses pursuant to our "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Business acquisitions for the six months ended June 30, 2001 and 2000 are described below.

United Dominion Industries Limited-"UDI"
----------------------------------------

On May 24, 2001, we completed the acquisition of United Dominion Industries Limited ("UDI") in an all-stock transaction valued at $1,066.9. A total of 9.385 million shares were issued (3.890 million from treasury) to complete the transaction. SPX also assumed or refinanced $884.1 of UDI debt bringing the total transaction value to $1,951.0.

UDI, which had sales of $2,366.2 in 2000 manufactures the following products: electrical test and measurement solutions; cable and pipe locating devices; laboratory testing chambers; industrial ovens; electrodynamic shakers; air filtration and dehydration equipment; material handling devices; electric resistance heaters; soil, asphalt and landfill compactors; specialty farm machinery; pumps; valves; cooling towers; boilers; leak detection equipment; mixers; inspection gauging systems; and precision scales.

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income include the results of UDI beginning May 25, 2001. The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values as determined by management and preliminary independent appraisals based on information currently available and on current assumptions as to future operations. We intend to complete our review and determination of the fair values of the assets acquired and liabilities assumed before May 2002. Such review includes finalizing any strategic reviews of the UDI businesses and our plans to integrate the operations of UDI, evaluating the contingent and actual liabilities assumed, and obtaining final appraisals of the tangible and intangible assets acquired. As such, the allocation of the purchase price is subject to revision, and such revision could be material. For financial statement purposes the excess of cost over net assets acquired is amortized by the straight-line method over 40 years.

A preliminary summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values
   Assets acquired                               $ 1,841.0
   Liabilities assumed                            (1,876.3)
Excess of cost over net assets acquired            1,102.2
                                               ------------
Purchase price                                   $ 1,066.9
Less cash acquired                                   (78.4)
                                               ------------
Net purchase price                               $   988.5
                                               ============

Of the total assets acquired, $256.7 is allocated to identifiable intangible assets including trademarks and patents, based on a preliminary assessment of fair value. In addition, the preliminary allocation of purchase price resulted in adjustments to reduce working capital by $132.4; increase properly, plant and equipment by $83.0; and increase other long-term liabilities by $250.7.

As a result of the acquisition of UDI, we have incurred to date integration expenses for the incremental costs to exit and consolidate activities at UDI locations, to involuntarily terminate UDI employees, and for other costs to integrate operating locations and other activities of UDI with SPX. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require that acquisition integration expenses associated with integrating SPX operations into UDI locations must be recorded as expense. These expenses are discussed in Footnote 4 "Special Charges". The components of the acquisition integration liabilities included in the preliminary purchase price allocation for UDI are as follows:

                                     Original                   Balance at
                                        Costs    Payments    June 30, 2001
                                     ---------   ---------   --------------
Workforce reductions                 $   46.4    $   (0.9)   $        45.5
Noncancelable lease obligations           9.1        (0.5)             8.6
Other                                    20.6        (0.8)            19.8
                                     ---------   ---------   --------------
                                     $   76.1    $   (2.2)   $        73.9

The acquisition integration liabilities are based on our current integration plan which focuses on three key areas of integration: (1) manufacturing process and supply chain rationalization, including plant closings, (2) elimination of redundant administrative overhead and support activities, and (3) restructuring and repositioning sales and marketing organizations to eliminate redundancies in these activities. We expect that additional charges associated with these actions will be incurred in the third and fourth quarters of 2001. Anticipated savings from these cost reduction and integration actions should exceed $100.0 on an annualized basis.

The workforce reductions represent the expected termination of approximately 2,000 UDI employees of which approximately 539 have been terminated as of June 30, 2001. Terminated employees that qualify will be paid out of SPX pension assets. Remaining cash outflows related to workforce reductions approximate $15.5. Other cash costs primarily represent facility holding costs, supplier cancellation fees, and the relocation of UDI personnel associated with plant closings and product rationalization. We expect that the termination of employees and consolidation of facilities will be substantially complete within one year of the date of acquisition.

Unaudited pro forma results of operations for the six months ended June 30, 2001 and 2000 as if UDI and SPX had been combined as of the beginning of those periods follow. The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of UDI and SPX, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                       Pro forma
                                                    Six months ended
                                                        June 30,
                                                    2001        2000
                                                    ----        ----
Net sales                                       $  2,484.8   $ 2,508.3
Income before extraordinary item                      43.0        96.7
Net income                                            43.0        87.9

Basic income (loss) per share:
   Income before extraordinary item             $     1.08   $    2.40
   Loss on early extinguishment of debt                  -       (0.22)
                                                -----------  ----------
   Net income per share                         $     1.08   $    2.18

Diluted income (loss) per share:
   Income before extraordinary item             $     1.06   $    2.35
   Loss on early extinguishment of debt                  -       (0.21)
                                                -----------  ----------
   Net income per share                         $     1.06   $    2.14

   (1) SPX recorded an after-tax loss of $8.8 on the early extinguishment of debt in the first quarter of 2000.

Other Acquisitions - 2001
-------------------------

In January of 2001, Dielectric Communications acquired Central Tower Inc., and Ryan Construction Inc. for a cash purchase price of $17.7. Central Tower Inc. and Ryan Construction Inc. are multifunctional providers of communications structures including DTV, broadcasting, two-way radio, cellular, paging and personal communications services. The addition of new expertise in the engineering, design and installation of custom towers expands Dielectric's offering of full turnkey broadcast systems including antennas, transmission line, towers, RF systems and complete systems checkout.

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

In the first six months of 2001, we made several other acquisitions with an aggregate purchase price of $73.8. These acquisitions and the ones described above were all accounted for using purchase accounting and, accordingly, the purchase price was allocated on a preliminary basis to the related assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. These acquisitions are not material individually or in the aggregate.

On July 23, 2001, we completed the acquisition of Kendro Laboratory Products, L.P. for $320.0 in cash. Kendro designs, manufactures and markets sample-preparation and processing products and services for life-sciences markets including pharmaceuticals, genomics, proteomics and others. Kendro will become part of Revco Technologies, SPX's life-sciences business unit based in Asheville, North Carolina.

Each acquisition in 2001 was accounted for using purchase accounting and, accordingly, the purchase price was allocated on a preliminary basis to the related assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation is expected to be finalized prior to the one year anniversary of the acquisitions.

Acquisitions - 2000
-------------------

On March 31, 2000, we completed the acquisition of Fenner Fluid Power, a division of Fenner plc of Yorkshire, England for a cash purchase price of $64.0. Our high-pressure hydraulics business is a market leader in the manufacture and distribution of high force industrial tools and hydraulic power systems and components. The addition of Fenner Fluid Power's medium pressure hydraulic power system components provides new technology and additional presence in the international market. Fenner Fluid Power has facilities in Rockford, Illinois and Romford, England.

In the first six months of 2000, we made several other acquisitions with an aggregate purchase price of $26.6. Each of the acquisitions for the six months ended June 30, 2000 was accounted for using purchase accounting. These acquisitions are not material individually or in the aggregate.

Divestitures - 2001
-------------------

On May 18, 2001, we sold substantially all of the assets and liabilities of our GS Electric business and recorded a pre-tax loss of $11.8 ($6.7 after-tax).

3. BUSINESS SEGMENT INFORMATION

In the second quarter of 2001, we began reporting our results of operations in four segments, Technical Products and Systems, Industrial Products and Services, Flow Technology, and Service Solutions. The new structure reflects the acquisition of UDI and aligns financial reporting with the operating structure of the organization.

The Technical Products and Systems segment is focused on solving customer problems with complete technology-based systems. This segment includes operating units that design and manufacture mission critical storage networking products, software and services, fire detection and integrated building life-safety systems, TV and radio transmission systems, automated fare collection systems, laboratory and industrial ovens and freezers, cable and pipe locating devices, laboratory testing chambers, and electrodynamic shakers.

The Industrial Products and Services segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment. This segment includes operating units that design, manufacture and market power transformers, hydraulic systems and material handling systems, high-integrity aluminum and magnesium die-castings, forgings, automatic transmission filters, industrial filtration products, dock equipment, electric resistance heaters as well as soil asphalt and landfill compactors and specialty farm machinery.

The Flow Technology segment designs manufactures and markets solutions and products that are used to process or transport fluids and in heat transfer applications. This segment includes operating units that manufacture pumps, valves, cooling towers, boilers and mixers.

The Service Solutions segment includes operations that design, manufacture and market a wide range of specialty tools, hand-held diagnostic systems and service equipment, inspection gauging systems, precision scales and technical and training information.

Inter-company sales among segments are not significant. Operating income by segment does not include general corporate expenses.

         Financial data for the company's business segments are as follows:

                                                                      Three months               Six months
                                                                      ended June 30,            ended June 30,
                                                                      --------------            --------------
                                                                    2001         2000          2001         2000
                                                                    ----         ----          ----         ----
          Revenues:
          Technical Products and Systems                          $  252.0    $  189.2     $   460.0    $   360.1
          Industrial Products and Services                           316.7       234.8         566.3        456.1
          Flow Technology                                            172.9        71.4         244.2        138.1
          Service Solutions                                          168.5       199.7         320.0        368.6
                                                                  --------    --------       -------      -------
                                                                  $  910.1    $  695.1     $ 1,590.5    $ 1,322.9
                                                                  ========    ========       =======      =======
          Operating income:
          Technical Products and Systems                          $   27.5    $   25.6     $    56.0    $    55.0
          Industrial Products and Services                            35.3        32.6          68.6         69.0
          Flow Technology                                             25.6         8.3          34.6         14.8
          Service Solutions                                            1.9        24.3          13.2         37.6
          Other Restructuring Actions and Asset Impairments          (19.0)      ( 8.2)        (19.0)        (8.2)
          General Corporate                                          (10.9)       (9.5)        (19.4)       (17.9)
                                                                  --------    --------       -------      -------
                                                                  $   60.4    $   73.1     $   134.0    $   150.3
                                                                  ========    ========       =======      =======

4. SPECIAL CHARGES

Special charges for the three and six months ended June 30, 2001 and 2000 include the following:

                                                                Three Months Ended          Six Months Ended
                                                                     June 30,                   June 30,
                                                                2001        2000           2001         2000
                                                                ----        ----           ----         ----
                  Employee Termination Costs                  $  9.7      $  1.3         $ 10.8       $  1.3
                  Facility Consolidation Costs                   9.3         2.6           10.2          2.6
                  Asset Write-downs                             26.3        17.8           27.7         17.8
                  Other Cash Costs                               8.7           -            8.7            -
                                                              ------      ------         ------       ------
                  Total                                       $ 54.0      $ 21.7         $ 57.4       $ 21.7
                                                              ======      ======         ======       ======

Special Charges - 2001

Operating income for the six months ended June 30, 2001, was reduced by special charges of $57.4, $13.5 of which relates to inventory write-downs recorded in cost of sales. These charges relate to work force reductions, asset write-downs, and other cash costs associated with plant consolidation, exiting certain product lines and facilities, and other restructuring actions. The costs of employee termination benefits relate to the elimination of approximately 597 positions; primarily manufacturing, sales and administrative personnel located in the United States.

In the Service Solutions segment, $14.1 of special charges has been recorded primarily due to work force reductions and asset impairments associated with exiting the emissions business and closing a facility in France. We recorded $6.8 of these charges as a component of cost of sales.

In the Industrial Products and Services segment, $10.2 of special charges has been recorded primarily due to work force reductions, plant consolidation costs and asset impairments associated with exiting a product line in our industrial ovens business and closing an industrial mixers facility in the UK. We recorded $1.8 of these charges in cost of sales.

In the Technical Products segment, $14.1 of special charges has been recorded primarily due to work force reductions and asset impairments associated with our data storage networks business exiting the telecom business. We recorded $4.9 of these charges in cost of sales.

Other special charges of $4.1 primarily relates to the abandonment of an internet-based software system. Remaining charges of $14.9 include costs associated with the announced move of our corporate headquarters. In addition to severance, these costs include non-cancelable lease obligations, facility-holding costs and asset impairments associated with a leased facility in Muskegon, Michigan.

Special Charges - 2000

In the second quarter of 2000, management concluded that the investment in certain software licenses was impaired and accordingly recorded an $8.2 write-down. We also recorded a $9.3 write-off of goodwill. The write-off was required because the estimated fair value as measured by discounted cash flows was less than the carrying value of the business.

Additionally, during the second quarter of 2000, we announced that we would close two Industrial Products manufacturing facilities located in Virginia and Pennsylvania primarily to consolidate operations. Special charges of $4.2 were recorded for workforce reductions, plant consolidation costs, and asset write-downs related to these actions.

At June 30, 2001, a total of $41.1 of restructuring liabilities remained on the Consolidated Balance Sheet as shown below. Payments made during the first six months of 2001 primarily related to restructuring actions initiated in the third and fourth quarter of 2000 as discussed in the 2000 Annual Report on Form 10-K, as amended by Form 10-K/A. We anticipate that the remaining liability related to restructuring actions initiated in the third quarter of 2000 will be paid be before the end of the third quarter this year.

                                Employee         Facility                            Other
                                Termination      Consolidation     Asset             Cash
                                Costs            Costs             Write-downs       Costs       Total
                                -----            -----             -----------       -----       -----
        Balance at
          December 31, 2000    $  10.0          $  1.7              $    -          $  4.3       $ 16.0
        Special Charges           10.8            10.2                27.7             8.7         57.4
        Non-Cash asset
        write-downs                  -               -               (27.7)              -        (27.7)
        Payments                  (1.8)           (2.3)                               (0.5)        (4.6)
                               -------          ------              ------          ------       ------
        Balance at
          June 30, 2001        $  19.0          $  9.6              $               $ 12.5       $ 41.1
                               =======          ======              ======          ======       ======

5. OTHER INCOME

On May 17, 2000 General Signal Power Systems, Inc. ("Best Power") settled its patent infringement suit against American Power Conversion Corporation ("APC"). We received gross proceeds of $48.0 and recognized a pre-tax gain of $23.2, net of legal costs and other related expenses ($13.7 after-tax). We sold our Best Power business to Invensys, plc. in the fourth quarter of 1999, but retained our ownership of the rights under the patent litigation. Invensys, plc. obtained the ownership of the patents that were the subject of the litigation.

6. EARNINGS PER SHARE

     The following table sets forth certain calculations used in the computation of diluted earnings per share:

                                                      Three months ended June 30,
                                                      ---------------------------
                                                          2001          2000
                                                          -----         ----
        Numerator:
           Net Income                                   $  13.4      $    48.5
                                                        -------        -------
        Denominator (shares in millions):
        Weighted-average shares outstanding              35.170         30.896
           Effect of dilutive securities:
           Employee stock options                         0.923          0.794
                                                        -------        -------
         Adjusted weighted-average shares and
           assumed conversions                           36.093         31.690
                                                        =======        =======
                                                       Six months ended June 30,
                                                       -------------------------
                                                          2001          2000
                                                          ----          ----
        Numerator:
           Net Income                                   $  48.8      $    77.5
                                                        -------       --------
        Denominator (shares in millions):
        Weighted-average shares outstanding              33.106         30.908
           Effect of dilutive securities:
           Employee stock options                         0.838          0.731
                                                        -------       --------
         Adjusted weighted-average shares and
           assumed conversions                           33.944         31.639
                                                        =======       ========

7.  INVENTORY

       Inventory consists of the following:

                                                                           June 30,   December 31,
                                                                             2001        2000
                                                                             ----        ----
        Finished goods                                                    $  256.3     $ 131.1
        Work in process                                                      152.2        65.9
        Raw material and purchased parts                                     212.7       117.7
                                                                          --------     -------
        Total FIFO cost                                                      621.2       314.7

        Excess of FIFO cost over LIFO inventory value                        (13.1)      (15.1)
                                                                          --------     -------
                                                                          $  608.1     $ 299.6
                                                                          ========     =======


8.  INVESTMENT IN JOINT VENTURES

    In June of 2001, we entered into a joint venture with Assa Abloy for the manufacture, sale and distribution of door products. We contributed our Door Products division, which was acquired in the UDI acquisition, and Assa Abloy contributed the Curries Company and Graham Manufacturing Corporation, Assa Abloy's two door product manufacturing entities. As part of the transaction, we received $96.0 in cash and a 20% ownership interest in the joint venture, which will be accounted for under the equity method of accounting.

    We own a 44.5% interest in EGS, a joint venture with Emerson Electric, and account for our investment in EGS under the equity method of accounting, on a three-month lag basis. EGS operates primarily in the United States, Canada and Mexico. EGS's results of operations were as follows:

                                                 Three months ended March 31,       Six months ended March 31,
                                                       2001         2000                 2001        2000
                                                       ----         ----                 ----        ----
        Net sales                                   $ 115.4      $ 121.1              $ 236.3     $  239.0

        Gross margin                                   46.6         48.9                 95.0         97.0

        Pre-tax income                                 16.8         19.7                 35.9         38.7

    Condensed balance sheet information of EGS as of March 31, 2001 and September 30, 2000 was as follows:

                                                                            March 31,    September 30,
                                                                              2001           2000
                                                                           -----------   -------------
                                                                           (unaudited)
        Current assets                                                      $  154.5        $ 170.4
        Noncurrent assets                                                      314.9          318.1
        Current liabilities                                                     54.4           66.6
        Noncurrent liabilities                                                  30.0           30.0

    Our recorded investment in EGS at June 30, 2001 was approximately $93.3 less than our ownership of EGS's reported net assets at June 30, 2001. This difference is being accreted on a straight-line basis over 40 years.

9.   DEBT

    Our Long Term debt as of June 30, 2001 and December 31, 2000 consists of the following principal amounts:


                                                   June 30,               December 31,
                                                     2001                    2000
                                                 ------------           --------------
Revolving Loan                                   $         -             $      220.0
Tranche A Loan                                         475.0                    525.0
Tranche B Loan                                         493.8                    496.3
Tranche C Loan                                         579.3                        -
LYONS                                                  816.5                        -
Medium-Term Notes: $25.0 at 7.1% due 2002               25.0                     25.0
Industrial Revenue Bonds due 2000-2025                  38.9                     16.1
Other Borrowings                                        84.7                     13.2
                                                 -----------              ------------
Total Long-Term debt                             $   2,513.2              $    1,295.6
                                                 ===========              ============

Restated Credit Agreement

On May 24, 2001, we amended and restated our Credit Agreement ("Restated Credit Agreement") to provide for an additional $530.0 of Tranche C term loan and and an additional $50.0 for the revolving credit facility. The term loan proceeds were used to pay down the acquired debt of United Dominion Industries.

On January 31, 2001, we amended and restated our Credit Agreement to provide for an additional $300.0 Tranche C term loan. The proceeds were used for acquisitions and to pay down the revolving credit loan balance. We also increased our revolving credit facility by $125.0 to $550.0. The terms of the Tranche C term loan and the revolving credit facility are described in detail in
Note 13 to our consolidated financial statements contained in our 2000 Annual Report on Form 10-K, as amended by Form 10-K/A.

In July of 2001, we defeased our $25.0 Medium-Term Notes.

February & May Liquid Yield Option Notes (in millions, except per LYONs amounts)

On February 6, 2001, we issued Liquid Yield Option(TM) Notes ("February LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1 and an aggregate principal amount at maturity of $994.8.

On May 9, 2001, we issued Liquid Yield Option(TM) Notes ("May LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount at maturity of $415.0.

The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include: our average stock price exceeding predetermined accretive values of SPX's stock price each quarter; our ability to maintain a minimum credit rating; or upon the occurrence of certain corporate transactions, including change in control. We may redeem all or a portion of the February LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices. We may redeem all or a portion of the May LYON's for cash at any time on May 9, 2005. Holders may require us to purchase all or a portion of their LYONs on May 9, 2003, May 9, 2005 or May 9, 2009 at predetermined redemption prices. We may choose to pay the purchase price in cash, shares of common stock or a combination of cash and common stock. The LYONs are unsecured and unsubordinated obligations.

Interest Rate Swaps

On January 1, 2001, we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment upon adoption of the standard to recognize the fair value of our interest rate swaps and recognize previously deferred gains as a component of other comprehensive income. The pre-tax impact of this adjustment was to increase other comprehensive income by $9.9 and increase other assets by $9.9.

We currently have ten outstanding swaps that effectively convert $1,500 of our floating rate debt to a fixed rate of approximately 4.9%. These swaps expire at various dates, the longest expiring in November 2004. During the quarter, we recorded $3.4 of unrealized losses related to these swaps, and, as of June 30, 2001, the accumulated derivative loss in accumulated other comprehensive income was $5.4 million.

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

See:- Note 9 to the Consolidated Financial Statements for further discussion.

10.  COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income, net of related tax, were as follows:

                                                                Three months ended           Six months ended
                                                                     June 30,                    June 30,
                                                                     --------                    --------
                                                                 2001       2000             2001        2000
                                                                 ----       ----             ----        ----
       Net income                                               $ 13.4     $ 48.5           $ 48.8      $ 77.5

       Foreign currency translation adjustments                   (3.3)       0.2              9.9        (3.4)

       Unrealized losses on qualifying cash flow hedges           (3.4)         -            (15.3)          -

       SFAS 133 Transition Adjustment                                -          -              9.9           -
                                                                ------     ------           ------      ------
       Comprehensive income                                     $  6.7     $ 48.7           $ 53.3      $ 74.1
                                                                ======     ======           ======      ======

      The components of the balance sheet caption Accumulated Other Comprehensive Income, net of related tax, were as follows:

                                                                                June 30,  December 31,
                                                                                 2001        2000
                                                                                 ----        ----
        Foreign currency translation adjustments                               $   9.5     $  19.4
        Unrealized losses on qualifying cash flow hedges                           5.4           -
        Minimum pension liability adjustment                                       3.6         3.6
                                                                               -------     -------
        Accumulated other comprehensive income                                 $  18.5     $  23.0
                                                                               =======     =======

11.  ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. We are currently evaluating the provisions of SFAS 141 and SFAS 142 and the impact that adoption will have on our financial position and results of operations. Based on historical purchase price allocations or preliminary allocations for business combinations completed prior to June 30, 2001, we estimate that the cessation of goodwill amortization will increase our operating income by approximately $62.0 on an annualized basis when we adopt these accounting pronouncements.

Item 2.  Management's Discussion and Analysis of Results of Operations and
------   -----------------------------------------------------------------
Financial Condition (dollars in millions)
-------------------

RESULTS OF OPERATIONS CONSOLIDATED:

On May 24, 2001, we completed the acquisition of United Dominion Industries Limited ("UDI") in an all-stock transaction valued at $1,066.9. A total of
9.385 million shares were issued (3.890 million from treasury) to complete the transaction. We also assumed or refinanced $884.1 of UDI debt bringing the total transaction value to $1,951.0.

UDI, which had sales of $2,366.2 in 2000, manufactures the following products: electrical test and measurement solutions; cable and pipe locating devices; laboratory testing chambers; industrial ovens; electrodynamic shakers; air filtration and dehydration equipment; material handling devices; electric resistance heaters; soil, asphalt and landfill compactors; specialty farm machinery; pumps; valves; cooling towers; boilers; leak detection equipment; mixers; inspection gauging systems; and precision scales.

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income for the three and six month periods include the results of UDI beginning May 25, 2001. For a complete discussion on the acquisition of UDI, see note 2 to the consolidated financial statements.

                                                               Three months               Six months
                                                              ended June 30,            ended June 30,
                                                             ---------------            --------------

                                                             2001       2000           2001         2000
                                                             ----       ----          -----        -----
Revenues                                                   $ 910.1     $ 695.1     $ 1,590.5     $ 1,322.9

Gross margin                                                 286.7       233.3         503.8         439.5
% of revenues                                                 31.5%       33.6%         31.7%         33.2%

Selling, general and administrative expense                  171.0       129.0         300.3         248.4

% of revenues                                                 18.8%       18.6%         18.9%         18.8%

Goodwill/intangible amortization                              14.8         9.5          25.6          19.1
Special charges                                               40.5        21.7          43.9          21.7
                                                           -------     -------     ---------     ---------
Operating income                                              60.4        73.1         134.0         150.3
Other income, net                                            (10.4)       23.6          (8.7)         23.5
Equity earnings in joint ventures                              9.0         9.6          18.4          18.9

Interest expense, net                                        (30.3)      (24.1)        (55.0)        (46.4)
                                                           -------     -------     ---------     ---------
Income before income taxes                                 $  28.7     $  82.2     $    88.7     $   146.3
Provision for income taxes                                   (15.3)      (33.7)        (39.9)        (60.0)
                                                           -------     -------     ---------     ---------
Income before loss on early extinguishment of debt         $  13.4     $  48.5     $    48.8     $    86.3

Loss on early extinguishment of debt, net of tax                 -           -             -          (8.8)
                                                           -------     -------     ---------     ---------
Net Income                                                 $  13.4     $  48.5          48.8          77.5
                                                           -------     -------     ---------     ---------
Capital expenditures                                       $  48.0     $  30.4     $    81.0     $    60.0
Depreciation and amortization                                 34.6        29.2          65.8          56.0

Unaudited pro forma results of operations for the six months ended June 30, 2001 and 2000 as if UDI and SPX had been combined as of the beginning of those periods follow. The pro forma results include estimates and assumptions that we believe are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of UDI and SPX, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or that may result in the future. The comparison of the three and six month results of operations were affected by the acquisition of UDI. The following pro forma data is presented to facilitate more meaningful analysis.

                                                                 Pro-Forma                 Pro-Forma
                                                                Three months              Six months
                                                               ended June 30,           ended June 30,
                                                              ---------------           --------------

                                                              2001       2000         2001          2000
                                                              ----       ----         -----         -----
Revenues                                                   $ 1,274.5   $ 1,322.0   $ 2,484.9     $ 2,508.3

Gross margin                                                   380.0       424.5       744.7         795.5
% of revenues                                                   29.8%       32.1%       30.0%         31.7%

Selling, general and administrative expense                    252.9       251.0       506.3         497.2

% of revenues                                                   19.8%       19.0%       20.4%         19.8%

Goodwill/intangible amortization                                21.7        20.1        43.0          40.4
Special charges                                                 40.5        47.5        43.9          50.9
                                                           ---------   ---------   ---------     ---------
Operating income                                                64.9       105.9       151.5         207.0
Other income, net                                              (14.4)       23.2        (8.4)         19.5
Equity earnings in joint ventures                                9.0         9.6        18.4          18.9

Interest expense, net                                          (39.4)      (43.3)      (77.6)        (85.6)
                                                           ---------   ---------   ---------     ---------
Income before income taxes                                 $    20.1   $    95.4   $    83.9     $   159.8
Provision for income taxes                                     (12.2)      (42.9)      (40.9)        (71.9)
                                                           ---------   ---------   ---------     ---------
Income before loss on early extinguishment of debt         $     7.9   $    52.5   $    43.0     $    87.9

Loss on early extinguishment of debt, net of tax                   -           -           -             -
                                                           ---------   ---------   ---------     ---------
Net Income                                                 $     7.9   $    52.5   $    43.0     $    87.9
                                                           ---------   ---------   ---------     ---------

Capital expenditures                                       $    56.8   $    46.2   $   108.2     $    60.0
Depreciation and amortization                                   51.2        54.7       108.0          56.0

PRO-FORMA SECOND QUARTER 2001 COMPARED TO THE PRO-FORMA SECOND QUARTER 2000

Revenues - 2001 revenues decreased by 3.6% compared to 2000 primarily due to declines in the Service Solutions segment of 19.3% and Industrial Products and Services of 8.9%. Compared to the prior year revenues were also lower due to the sale of GS Electric on May 18, 2001 which was reported in the Industrial Products and Services segment. Partially offsetting the lower revenues in these segments was a 22.6% increase in revenues in the Technical Products and Systems segment.

Gross Margin - 2001 gross profit margins were lower by 2.3% compared to 2000 primarily due to the lower revenues and an unfavorable product mix. In addition, we recorded $13.5 of inventory write-downs associated with the discontinuance of certain product lines. Excluding the impact of inventory write-downs, gross profit margins were lower by 1.2% compared to 2000.

Selling, general and administrative ("SG&A") expenses - These expenses were flat in 2001 compared to the same period last year due to our focused cost reduction actions and integration of UDI administrative corporate functions. These expenses were lower in the period in all segments other than the Technical Products and Systems segment which experienced an increase to support new business and growth in this segment.

Goodwill and intangible amortization - In the second quarter of 2001, these expenses increased by $1.6 compared to 2000 due to acquisitions completed in 2000 and 2001.

Special charges - In the second quarter 2001, we recorded special charges of $40.5 associated with restructuring actions and asset impairments. These charges are primarily associated with work force reductions, discontinuance of certain product lines and costs associated with the announced move of our corporate headquarters. For a complete discussion on the special charges recorded in the quarter, see note 4 of the consolidated financial statements. In the second quarter of 2000, UDI recorded special charges of $25.8 primarily related to plant consolidations, work force reductions, process improvements and asset impairments.

Other (expense) income, net - Other (expense) income was ($14.4) in 2001 compared to $23.2 in 2000. Other (expense) income in the second quarter of 2001 primarily includes losses on the disposal of businesses. In the second quarter of 2001, we sold substantially all of the assets and liabilities of our GS Electric business and recorded a pre-tax loss of $11.8. Also in the second quarter of 2001, UDI sold the assets and liabilities of a product line in our Marley Pump business and recorded a pre-tax loss of $4.0. On May 17, 2000, General Signal Power Systems, Inc. ("Best Power"), settled its patent infringement suit against American Power Conversion Corporation ("APC") and recognized a pre-tax gain of $23.2, net of legal costs and other related expenses.

Interest expense, net - In the second quarter of 2001, interest expense was lower by $3.9 compared to 2000 primarily due to lower interest rates.

Income taxes - The effective income tax rate for the second quarter was 60.7%. The tax rate for the period was higher than the effective tax rate of 45.0% due to lower marginal tax rates on special charges taken during the period. The effective income tax rate in 2001 and 2000 is higher than the U.S. statutory income tax rate primarily due to the amortization of nondeductible goodwill and state taxes.

PRO-FORMA FIRST SIX MONTHS 2001 COMPARED TO THE PRO-FORMA FIRST SIX MONTHS 2000
-------------------------------------------------------------------------------

Revenues - 2001 revenues were lower by 0.9% from the prior year. Revenues were lower in the Service Solutions segment by 14.4% which was partially offset by stronger revenues in the Technical Products and Systems of 22.0%.

Gross Margin - 2001 gross profit margins were lower by 1.7% primarily due to the lower revenues and unfavorable product mix. In addition, the company recorded $13.5 of inventory write-downs associated with the discontinuance of certain product lines in the second quarter of 2001. Excluding the impact of inventory write-downs, gross profit margins were lower by 1.2% compared to 2000.

Selling, general and administrative ("SG&A") expenses - These expenses were higher by $9.1 in the first six months of 2001 compared to the same period last year due to higher expenses in the Technical Products and Systems segment which experienced an increase to support new business and growth in this segment. All other segments reported lower SG&A expenses in the period compared to last year.

Goodwill and intangible amortization - In the first six months of 2001, these expenses increased by $2.6 compared to 2000 due to acquisitions completed in 2000 and 2001.

Special charges - In the first six months of 2001, we recorded special charges of $43.9 associated with restructuring actions and asset impairments. These charges are primarily associated with work force reductions, discontinuance of certain product lines and costs associated with the announced move of our corporate headquarters. For a complete discussion on the special charges recorded in the period, see note 4 of the consolidated financial statements. In the first six months of 2000, UDI recorded special charges of $29.2 primarily related to plant consolidations, work force reductions, process improvements and asset impairments.

Other (expense) income, net - Other (expense) income was ($8.4) in 2001 compared to $19.5 in 2000. Other (expense) income in the first six months of 2001 primarily includes losses on the disposal of businesses. On May 18, 2001, we sold substantially all of the assets and liabilities of our GS Electric business and recorded a pre-tax loss of $11.8. In April 2001, we sold the assets and liabilities of a product line in our Marley Pump business and recorded a pre-tax loss of $4.0. In March 2001, UDI sold operating assets for a pre-tax gain of $4.3. On May 17, 2000, General Signal Power Systems, Inc. ("Best Power"), settled its patent infringement suit against American Power Conversion Corporation ("APC") and recognized a pre-tax gain of $23.2, net of legal costs and other related expenses.

Interest expense, net - In the first six months of 2001, interest expense was lower by $8.0 compared to 2000 primarily due to lower interest rates.

Income taxes - The effective income tax rate for the first six months of 2001 was 48.8% compared to 45.0% in 2000. The tax rate in 2001 was higher than the effective tax rate of 45% due to lower marginal tax rates on special charges taken during the period. The effective income tax rate in 2001 and 2000 is higher than the U.S. statutory income tax rate primarily due to the amortization of nondeductible goodwill and state taxes.

SEGMENT REVIEW
--------------

                                                               Three months                    Six months
                                                               Ended June 30,                Ended June 30,
                                                               ---------------               --------------
                                                             2001         2000             2001            2000
                                                             ----        -----             ----            ----
          Revenues:
          Technical Products and Systems                   $  252.0    $  189.2         $   460.0     $   360.1
          Industrial Products and Services                    316.7       234.8             566.3         456.1
          Flow Technology                                     172.9        71.4             244.2         368.6
          Service Solutions                                   168.5       199.7             320.0         138.1
                                                           --------    --------         ---------     ---------
                                                           $  910.1    $  695.1         $ 1,590.5     $ 1,322.9
                                                           ========    ========         =========     =========
          Operating income:
          Technical Products and Systems                   $   26.4    $   25.6         $    54.9     $    55.0
          Industrial Products and Services                     33.9        32.6              67.2          69.0
          Flow Technology                                      25.6         8.3              34.6          14.8
          Service Solutions                                     1.0        24.3              12.3          37.6
          Other Restructuring Actions and                     (15.6)       (8.2)            (15.6)         (8.2)
          Asset Impairments                                   (10.9)       (9.5)            (19.4)        (17.9)
                                                           --------    --------         ---------     ---------
          General Corporate                                $   60.4    $   73.1         $   134.0     $   150.3
                                                           ========    ========         =========     =========


The comparison of the three and six month results of operations in 2001 were affected by the acquisition of UDI. The following pro forma results reflect the acquisition of UDI and are presented to facilitate more meaningful analysis.

                                                                 Pro-Forma                           Pro-Forma
                                                                Three months                         Six months
                                                               Ended June 30,                      Ended June 30,
                                                               ---------------                     --------------
                                                             2001         2000             2001            2000
                                                             ----        -----             ----            ----
          Revenues:
          Technical Products and Systems                  $   275.8   $   224.9         $   523.6       $   429.1
          Industrial Products and Services                    486.4       534.0             957.3           991.6
          Flow Technology                                     324.1       329.8             631.0           651.9
          Service Solutions                                   188.2       233.3             372.9           435.7
                                                          ---------   ---------         ---------       ---------
                                                          $ 1,274.5   $ 1,322.0         $ 2,484.8       $ 2,508.3
                                                          =========   =========         =========       =========
          Operating income: (1)
          Technical Products and Systems                  $    39.8   $    38.6         $    68.6       $    69.4
          Industrial Products and Services                     54.8        74.6              97.8           126.2
          Flow Technology                                      23.2        29.0              41.7            49.4
          Service Solutions                                    16.0        27.0              30.4            43.0
          General Corporate                                   (14.9)      (15.3)            (29.7)          (29.4)
                                                          ---------   ---------         ---------       ---------
                                                          $   118.9   $   153.9         $   208.8       $   258.6
                                                          =========   =========         =========       =========

(1)  Pro-Forma operating income does not include special charges.

PRO-FORMA SECOND QUARTER 2001 COMPARED TO THE PRO-FORMA SECOND QUARTER 2000

Technical Products and Systems
------------------------------

Revenues - In the second quarter revenues increased by 22.6% compared to 2000 primarily due to increased demand for open storage networking systems, fire detection building life-safety products, digital broadcast antennas and acquisitions in 2001 and 2000.

Operating Income - In the second quarter of 2001 operating income increased $1.2 from 2000 primarily from stronger revenues. The impact from higher revenues was partially offset by an unfavorable product mix in certain businesses and pricing pressures in our storage networking system business.

Industrial Products and Services
--------------------------------

Revenues - In the second quarter revenues decreased by 8.9% compared to the same period last year primarily due to the impact of the weaker Euro and a soft U.S. market on the compaction business and the sale of GS Electric on May 18, 2001 which was reported in this segment. The continued strong sales of power transformers, die-castings and close tolerance machined components partially offset the impact of the compaction business and sale of GS Electric.

Operating Income - In the second quarter of 2001 operating income decreased by $19.8 compared to the same period last year due to lower volumes, unfavorable product mix in certain businesses and start-up costs at the die-cast facility in Wales, England.

Flow Technology
---------------

Revenues - In the second quarter revenues decreased by 1.7% compared to 2000 primarily due to the sale of a product line in our Marley Pump business in April 2001. Excluding the impact of this revenues increased by 2.7% on stronger revenues for cooling towers, valves, backflow prevention devices and cast iron boilers.

Operating Income - In the second quarter of 2001 operating income decreased by $5.8 compared to 2000 primarily due to cost overruns and inefficiencies in the manufacturing and construction of cooling towers.

Service Solutions
-----------------

Revenues - In the second quarter of 2001 revenues decreased by 19.3 % compared to 2000 primarily due to a decline in industry production and the timing of new product launches of specialty tool programs in 2000.

Operating Income - In the second quarter of 2001 operating income decreased by $11.0 compared to 2000 due to the lower revenues realized in this segment.


PRO-FORMA FIRST SIX MONTHS 2001 COMPARED TO THE PRO-FORMA FIRST SIX MONTHS 2000

Technical Products and Systems
------------------------------

Revenues - In the first six months revenues increased by 22.0% compared to the same period last year primarily due to increased demand for open storage networking systems, fire detection building life-safety products, digital broadcast antennas and acquisitions.

Operating Income - In the first six months of 2001 operating income was flat compared to the same period in 2000. Higher revenues were offset by an unfavorable product mix in certain businesses and pricing pressures in our storage networking system business.

Industrial Products and Services
--------------------------------

Revenues - In the first six months revenues decreased by 3.5% compared to the same period last year primarily due to the impact of the weaker Euro and a soft U.S. market on the compaction business and the sale of GS Electric on May 18, 2001 which was reported in this segment. The continued strong sales of power transformers, die-castings and close tolerance machined components partially offset the impact of the compaction business and sale of GS Electric.

Operating Income - In the first six months of 2001 operating income decreased by $28.4 compared to 2000 due to lower volumes, unfavorable product mix in certain businesses and start-up costs at the die-cast facility in Wales, England.

Flow Technology
---------------

Revenues - In the first six months revenues decreased by 3.2% compared to 2000 primarily due to the sale of a product line in our Marley Pump business in April 2001 and lower demand for sales in the ice cream and process equipment products at Waukesha Cherry-Burrell.

Operating Income - In the first six months of 2001 operating income decreased by $7.7 compared to 2000 primarily due to the lower volumes and cost overruns and inefficiencies in the manufacturing and construction of cooling towers.

Service Solutions
-----------------

Revenues - In the first six months revenues decreased by 14.4% compared to 2000 primarily due to a decline in industry production and the timing of new product launches of specialty tool programs in 2000.

Operating Income - In the second quarter of 2001 operating income decreased by $12.6 compared to 2000 due to the lower revenues realized in this segment.

Liquidity and Financial Condition
---------------------------------

Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs, and acquisitions.

Cash Flow                                                         Six months ended June 30,
                                                                  2001               2000
                                                              -----------         -----------
         Cash flow from (used in):
           Operating activities                               $    115.9             $  100.4
           Tax on sale of Best Power                                   -                (69.0)
           Investing activities                                 (1,044.3)              (150.6)
           Financing activities                                  1,215.0                 70.4
                                                             -----------          -----------
            Net change in cash balances                       $    286.6             $  (48.8)
                                                             ===========          ===========

Operating Activities - In the first six months of 2001, cash flow from operating activities, before taxes on the sale of Best Power, increased slightly from the first six months of 2000 primarily due to increased earnings before special charges and improvements in accounts receivable collections.

Tax on sale of Best Power - In the fourth quarter of 1999, we sold Best Power to Invensys for $240.0. The $69.0 reduction in cash flow represents the taxes associated with the sale. The large tax expense from this sale was primarily due to $132.2 of non-deductible goodwill recorded in the acquisition of Best Power in 1995.

Investing Activities - In the first six months of 2001, business acquisitions includes cash for the purchase of United Dominion Industries. Capital expenditures of $81.0 were primarily for new equipment, the expansion of manufacturing facilities to support new business programs and restructuring initiatives. In the first six months of 2000, capital expenditures of $60.0 primarily represent expenditures for expansion of a manufacturing facility in the Industrial Products and Services segment and for new business information systems.

Financing Activities - In the first six months of 2001, cash flow from financing activities consisted primarily of $905.1 of proceeds from stock issued for the UDI acquisition, $1,466.9 of proceeds from the amended credit facility and the issuance of the LYONs, and debt payments of $1,174.1.

Total Debt

The following summarizes the total debt outstanding and unused credit availability, as of June 30, 2001:

                                                            Total        Amount       Unused Credit
                                                         Commitment    Outstanding     Availability
                                                        ------------   ------------   -------------
           Revolving loan                               $   600.0       $     -         $   534.0(1)
           Tranche A loan                                   475.0           475.0               -
           Tranche B loan                                   493.8           493.8               -
           Tranche C loan                                   829.3           579.3           250.0
           LYON's                                           816.5           816.5
           Medium term notes                                 25.0            25.0               -
           Industrial revenue bonds                          38.9            38.9               -
           Other borrowings                                  84.7            84.7               -
                                                        ---------       ---------       ---------
             Total                                      $ 3,363.2       $ 2,513.2       $   784.0
                                                        =========       =========       =========

          (1) Decreased by $66.0 of facility letters of credit outstanding at June 30, 2001, which reduce the unused credit availability.

The credit facility is secured by substantially all of the assets of the company (excluding EGS) and requires us to maintain certain leverage and interest coverage ratios. Under the most restrictive of the financial covenants, we are required to maintain (as defined) a maximum debt to earnings before interest, income taxes, depreciation and amortization ratio and a minimum interest coverage ratio. Under the new Credit Facility, the operating covenants, which limit, among other things, additional indebtedness by the company and its subsidiaries, the sale of assets, capital expenditures, mergers, acquisitions and dissolutions, and share repurchases, are less restrictive than those of the old credit facility. At June 30, 2001, we were in compliance with our financial covenants.

Other Matters
-------------

Acquisitions and Divestitures We continually review each of our businesses pursuant to its "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, management has indicated that it would consider a larger acquisition (more than $1 billion in revenues) if certain criteria were met.

Environmental and Legal Exposure - Certain claims, including environmental matters, suits and complaints arising in the ordinary course of business including but not limited to competitive issues, contract issues, intellectual property matters, personal injury claims, and workers' compensation have been filed or are pending against us and certain of our subsidiaries. In our opinion, these matters are without merit or are of a kind, or involve amounts, as would not have a significant effect on our financial position, results of operations, or cash flows if disposed unfavorably. In addition, it is our policy to comply fully with applicable environmental requirements.

An estimated loss from a legal action or claim is accrued when events exist that make the loss probable and the loss can be reasonably estimated. We also maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance to protect us against potential loss exposures. There can be no assurance that such costs for environmental and legal exposures could not have a material adverse effect on our results of operations or financial position in the future. We believe that accruals related to such litigation and claims are sufficient and that these items will be resolved without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate.

Pending Patent Litigation - We believe that we should ultimately prevail on a pending patent infringement claim that we are pursuing against Snap-On, Inc. which could result in a significant judgement favorable to the company. Snap-on has filed certain counterclaims in this litigation. Snap-on has voluntarily dismissed two of its allegations of patent infringement, and summary judgement in favor of SPX was granted on two others. One allegation of patent infringement against SPX and certain Snap-on claims related to SPX's employment of a former Snap-on employee remain in the case. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded. See Note 15 to the consolidated financial statements included in the company's 2000 Annual Report on Form 10-K, as amended by Form 10-K/A for further discussion.

Pension Income - Our pension plans have plan assets in excess of plan obligations. This overfunded position results in pension income as the increase in market value of the plans' assets exceeds costs associated with annual employee service. There can be no assurance that future periods will include significant amounts of net pension income.

Significance of Goodwill and Intangibles - We had net goodwill and intangibles of $2,545.5 and shareholders' equity of $1,616.7 at June 30, 2001. We amortize our goodwill and intangible assets on a straight-line basis over lives ranging from seven to 40 years. There can be no assurance that circumstances will not change in the future that will effect the useful lives or carrying value of our goodwill and intangibles.

Accounting Pronouncements - On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"), and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. We are currently evaluating the provisions of SFAS 141 and SFAS 142 and the impact that adoption will have on our financial position and results of operations. ___ Based on historical purchase price allocations or preliminary allocations for business combinations completed prior to June 30, 2001, we estimate that the cessation of goodwill amortization will increase our operating income by approximately $62.0 on an annualized basis when we adopt the accounting pronouncements.

                             --------------------
The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to Consolidated Financial Statements contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These forward-looking statements, which reflect management's current views with respect to future events and financial performance, are subject to certain risks and uncertainties, including but not limited to those matters discussed above. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date hereof. Reference is made to the our 2000 Annual Report on Form 10-K, as amended by Form 10-K/A, for additional cautionary statements and discussion of certain important factors as they relate to forward looking statements. In addition, management's estimates of future operating results are based on the current complement of businesses, which is constantly subject to change as management implements its fix, sell or grow strategy.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Management does not believe the company's exposure to market risk has significantly changed since year-end 2000 and does not believe that such risks will result in significant adverse impacts to the company's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Shareholders on April 25, 2001 at which shareholders elected three directors to three year terms expiring in 2004 and approved the amendment of the 1992 Stock Compensation Plan to increase the number of shares reserved for issuance under the Plan from 5,000,000 to 10,000,000.

         The results of the voting in connection with the above items were as follows:

                                                          Withheld/
                                                  For      Against     Abstain
                                                  ---      -------     -------
         Proposal 1 - Election of Directors

             Sarah R. Coffin                  23,413,891     -0-       210,173
             Charles E. Johnson II
             David P. Williams

         Proposal 2 - Amendment of the 1992   11,399,715  8,893,397  3,330,952
             Stock Compensation Plan

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Certain claims, including environmental matters, suits and complaints arising in the ordinary course of business including but not limited to competitive issues, contract issues, intellectual property matters, personal injury claims, and workers' compensation have been filed or are pending against us and certain of our subsidiaries. In our opinion, these matters are without merit or are of a kind, or involve amounts, as would not have a significant effect on our financial position, results of operations, or cash flows if disposed unfavorably. In addition, it is our policy to comply fully with applicable environmental requirements.

An estimated loss from a legal action or claim is accrued when events exist that make the loss probable and the loss can be reasonably estimated. We also maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance to protect us against potential loss exposures. There can be no assurance that such costs for environmental and legal exposures could not have a material adverse effect on our results of operations or financial position in the future. We believe that accruals related to such litigation and claims are sufficient and that these items will be resolved without material effect on the Company's financial position, results of operations and liquidity, individually and in the aggregate.

Pending Patent Litigation - We believe that we should ultimately prevail on a pending patent infringement claim that we are pursuing against Snap-On, Inc. which could result in a significant judgement favorable to the company. Snap-on has filed certain counterclaims in this litigation. Snap-on has voluntarily dismissed two of its allegations of patent infringement, and summary judgement in favor of SPX was granted on two others. One allegation of patent infringement against SPX and certain Snap-on claims related to SPX's employment of a former Snap-on employee remain in the case. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain has been recorded. See Note 15 to the consolidated financial statements included in the company's 2000 Annual Report on Form 10-K, as amended by Form 10-K/A for further discussion.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

    (2.1)    Merger Agreement, dated March 10, 2001 between SPX Corporation and
           United Dominion Industries Limited, incorporated herein by reference from our current Report on Form 8-K, file No. 1-6948, filed on March 12, 2001.*

    (10) Amended and Restated Credit Agreement dated as of May 24, 2001 and SPX, the lenders party thereto, Bank One, NA as documentation agent, and the Chase Manhattan Bank, as administrative agent.*

    (11) Statement regarding computation of earnings per share. See Note 6 to the Consolidated Financial Statements.

    * The exhibits and schedules are not filed, but SPX undertakes to furnish a copy of any exhibit or schedule to the Security and Exchange Commission upon request.

    (b)    Reports on Form 8-K

           On April 12, 2001, we filed a Form 8-K (reporting under Items 7 and
           9) to provide information announcing that the Ontario Superior Court of Justice has issued an interim order authorizing the calling, holding and conduct of UDI's combined annual and special shareholders meeting to vote on the acquisition. UDI is a Canadian company and the acquisition will be accomplished by a Court-approved plan of arrangement.

           On April 13, 2001, we filed a Form 8-K (reporting under Items 5 and
           7) to provide pro forma financial information for the acquisition of UDI by SPX.

           On May 8, 2001, we filed a Form 8-K (reporting under Items 5 and 7) announcing developments with respect to our proposed acquisition of VSI Holdings, Inc.

           On June 7, 2001, we filed a Form 8-K (reporting under Items 2 and 7) announcing the completion of our acquisition of UDI. The report included historical financial information of UDI.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SPX CORPORATION
                                                ---------------
                                                 (Registrant)



Date:  August 6, 2001                            By /s/ John B. Blystone
                                                    ------------------------
                                                 John B. Blystone
                                                 Chairman, President and
                                                 Chief Executive Officer




Date:  August 6, 2001                            By /s/ Patrick J. O'Leary
                                                    -------------------------
                                                 Patrick J. O'Leary
                                                 Vice President, Finance,
                                                 Treasurer and Chief
                                                 Financial Officer

Date:  August 6, 2001                            By /s/ Ron Winowiecki
                                                    -------------------------
                                                    Ron Winowiecki
                                                    Chief Accounting Officer
                                       23