Form 10-Q
period 2001-09-30
SPX CORP
filed 2001-11-13
CIK 88205

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                     Yes   X            No
                                         -----



             Common shares outstanding November 8, 2001-40,284,172

  PART I - FINANCIAL INFORMATION
  ------------------------------
  Item 1.  Financial Statements
  -------  --------------------

                        SPX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 ($ in millions)

                                                    September 30,   December 31,
                                                         2001           2000
                                                    -------------   ------------
ASSETS
 Current assets:
 Cash and equivalents                                 $    340.5     $     73.7
 Accounts receivable                                       916.0          547.7
 Inventories                                               637.7          299.6
 Prepaid and other current assets                          182.0           57.7
 Deferred income taxes and refunds                         251.5           84.2
                                                      -----------    -----------
    Total current assets                                 2,327.7        1,062.9
 Property, plant and equipment                           1,284.4          884.7
 Accumulated depreciation                                 (422.7)        (392.7)
                                                      -----------    -----------
    Net property, plant and equipment                      861.7          492.0
 Goodwill and intangible assets, net                     2,994.8        1,211.8
Investment in joint ventures                               150.2           82.3
 Other assets                                              457.3          315.6
                                                      -----------    -----------
    Total assets                                      $  6,791.7     $  3,164.6
                                                      ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                     $    481.3     $    289.4
 Accrued expenses                                          859.2          347.7
                                                      -----------    -----------
    Total current liabilities                            1,340.5          637.1

Long-term debt                                           2,709.1        1,295.6
 Deferred income taxes                                     664.5          403.4
 Other long-term liabilities                               433.7          192.1
                                                      -----------    -----------
    Total long-term liabilities                          3,807.3        1,891.1

Minority Interest                                           26.0           28.2
 Shareholders' equity:
 Common stock                                              415.2          357.7
 Paid-in capital                                         1,109.7          492.5
 Retained earnings                                         285.9          177.8
 Unearned compensation                                      (1.2)          (9.5)
 Accumulated other comprehensive (loss)                    (88.1)         (23.0)
 Common stock in treasury                                 (103.6)        (387.3)
                                                      -----------    -----------
    Total shareholders' equity                           1,617.9          608.2
                                                      -----------    -----------
    Total liabilities and shareholders' equity        $  6,791.7     $  3,164.6
                                                      ===========    ===========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    ($ in millions, except per share amounts)

                                                             Three months ended           Nine months ended
                                                                 September 30,               September 30,
                                                          -----------------------------------------------------
                                                                2001         2000          2001          2000
                                                          ------------  -----------  ------------  ------------

Revenues                                                  $    1,216.7  $     645.1  $    2,807.2  $    1,968.0

Costs and expenses:
 Cost of products sold                                           816.9        423.3       1,903.6       1,306.7
 Selling, general and administrative                             241.2        121.5         541.5         369.9
 Goodwill/intangible amortization                                 20.9         10.3          46.5          29.4
 Special charges                                                   4.0         63.8          47.9          85.5
                                                          ------------  -----------  ------------  ------------
    Operating income                                             133.7         26.2         267.7         176.5

Gain on issuance of Inrange stock                                  --          98.0           --           98.0
Other (expense) income, net                                        1.3         (1.7)         (7.4)         21.8
Equity earnings in joint ventures                                  8.5          8.0          26.9          26.9
Interest expense, net                                            (39.6)       (24.2)        (94.6)        (70.6)
                                                          ------------  -----------  ------------  ------------
    Income before income taxes                                   103.9        106.3         192.6         252.6
Provision for income taxes                                       (44.7)       (43.6)        (84.6)       (103.6)
                                                          ------------  -----------  ------------  ------------
Income before loss on early extinguishment of debt                59.2         62.7         108.0         149.0
Loss on early extinguishment of debt, net of tax                   --           --            --           (8.8)
                                                          ------------  -----------  ------------  ------------
Net income                                                        59.2         62.7         108.0         140.2
                                                          ============  ===========  ============  ============

Basic income per share of common stock
     Income before loss on early extinguishment of debt   $       1.48  $      2.03  $       3.07  $       4.82
     Loss on early extinguishment of debt                          --           --            --          (0.28)
                                                          ------------  -----------  ------------  ------------
     Net income per share                                 $       1.48  $      2.03  $       3.07  $       4.54
                                                          ============  ===========  ============  ============
Weighted average number of common shares outstanding            40.089       30.917        35.210        30.906


Diluted income per share of common stock
     Income before loss on early extinguishment of debt   $       1.45  $      1.94  $       3.00  $       4.68
     Loss on early extinguishment of debt                          --           --            --          (0.28)
                                                          ------------  -----------  ------------  ------------
     Net income per share                                 $       1.45  $      1.94  $       3.00  $       4.40
                                                          ============  ===========  ============  ============
Weighted average number of common shares outstanding            40.878       32.254        35.996        31.894




        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)


                                                                           Nine Months Ended
                                                                              September 30,
                                                                          -------------------
                                                                            2001       2000
                                                                          --------    -------
Cash flows from operating activities:
Net income                                                                $  108.0    $ 140.2
Adjustments to reconcile net income to net
   cash from operating activities -
 Loss on sale of businesses                                                   11.8          -
 Special charges                                                              61.4       85.5
 Loss on early extinguishment of debt, net of tax                                -        8.8
 Gain on issuance of Inrange Stock                                               -      (98.0)
 Deferred income taxes                                                        60.0       (0.7)
 Depreciation                                                                 64.7       49.8
 Amortization of goodwill and intangibles                                     59.4       33.7
 Employee benefits                                                           (23.0)     (26.1)
 Other, net                                                                      -       (6.7)
Changes in operating assets and liabilities, net of
 effects from acquisitions and divestitures                                 (105.7)     (22.4)
                                                                          --------    -------
Net cash from operating activities before taxes on sale of Best Power        236.6      164.1
Taxes paid on the sale of Best Power                                             -      (69.0)
                                                                          --------    -------
                                                                             236.6       95.1
Cash flows from (used in) investing activities:
 Business divestitures                                                       163.0          -
 Business acquisitions and investments                                    (1,408.6)    (211.1)
 Capital expenditures                                                       (113.4)     (91.0)
 Other                                                                       (16.0)      (2.7)
                                                                          --------    -------
Net cash (used in) investing activities                                   (1,375.0)    (304.8)

Cash flows from (used in) financing activities:
 Net borrowings under revolving credit agreement                                 -       20.0
 Borrowings under other debt agreements                                    1,724.2      509.4
 Payments under other debt agreements                                     (1,252.7)    (445.3)
 Proceeds from Issuance of Inrange Stock                                         -      128.2
 Treasury stock purchased                                                        -      (47.2)
 Treasury stock issued for UDI acquisition                                   375.1          -
 Common stock issued for UDI acquisition                                     530.0          -
 Common stock issued under stock incentive programs                           28.6       12.4
                                                                          --------    -------
Net cash from financing activities                                         1,405.2      177.5
                                                                          --------    -------
Net increase (decrease) in cash and equivalents                              266.8      (32.2)
Cash and equivalents, beginning of period                                     73.7       78.8
                                                                          --------    -------
Cash and equivalents, end of period                                       $  340.5    $  46.6
                                                                          ========    =======



        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)
                     ($ in millions, except per share data)


1.    BASIS OF PRESENTATION

In our opinion, the accompanying consolidated balance sheets and related interim statements of income and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2000 Annual Report on Form 10-K, as amended by Form 10-K/A.

2.    ACQUISITIONS AND DIVESTITURES

We continually review each of our businesses pursuant to our "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Business acquisitions and dispositions for the nine months ended September 30, 2001 and 2000 are described below.

UDI
---

On May 24, 2001, we completed the acquisition of United Dominion Industries Limited ("UDI") in an all-stock transaction valued at $1,066.9. We issued a total of 9.385 million shares (3.890 million from treasury) to complete the transaction. SPX also assumed or refinanced $884.1 of UDI debt bringing the total transaction value to $1,951.0.

UDI, which had sales of $2,366.2 for the twelve months ended December 31, 2000, manufactures the following products: electrical test and measurement solutions, cable and pipe locating devices, laboratory testing chambers, industrial ovens, electrodynamic shakers, air filtration and dehydration equipment, material handling devices, electric resistance heaters, soil, asphalt and landfill compactors, specialty farm machinery, pumps, valves, cooling towers, boilers, leak detection equipment, and aerospace components.

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

A preliminary summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values

     Assets acquired                      $  2,071.3

     Liabilities assumed                    (1,972.1)

Excess of cost over net assets acquired        967.7
                                          ----------

Purchase price                            $  1,066.9

Less cash acquired                             (78.4)

                                          ----------

Net purchase price                        $    988.5
                                          ==========

Of the total assets acquired, $484.2 is allocated to identifiable intangible assets, including trademarks and patents, based on a preliminary assessment of fair value.

As a result of the acquisition of UDI, we have incurred to date integration expenses for the incremental costs to exit and consolidate activities at UDI locations, to involuntarily terminate UDI employees, and for other costs to integrate operating locations and other activities of UDI with SPX. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require that acquisition integration expenses associated with integrating SPX operations into UDI locations must be recorded as expense. These expenses are discussed in the "Special Charges" footnote. The components of the acquisition integration liabilities included in the preliminary purchase price allocation for UDI are as follows:

                                          Workforce    Noncancelable
                                          Reductions       Leases         Other          Total
                                       --------------  -------------  ------------  ------------
Original costs                          $       46.4    $       9.1    $     20.6    $     76.1
Payments                                        (0.9)          (0.5)         (0.8)         (2.2)
                                       --------------  -------------  ------------  ------------
Balance at June 30, 2001                $       45.5    $       8.6    $     19.8    $     73.9
Payments                                       (11.1)          (0.2)         (4.3)        (15.6)
Adjustments                                      5.4            2.0           0.8           8.2
                                       --------------  -------------  ------------  ------------
Balance at September 30, 2001           $       39.8    $      10.4    $     16.3    $     66.5


The acquisition integration liabilities are based on our current integration plan, which focuses on three key areas of integration: (1) manufacturing process and supply chain rationalization, including plant closings, (2) elimination of redundant administrative overhead and support activities, and (3) restructuring and repositioning sales and marketing organizations to eliminate redundancies in these activities. We expect to close 49 manufacturing, sales and administrative facilities. As of September 30, 2001, 28 have been announced and 11 have been completed. We expect that additional charges associated with these actions will be incurred in the fourth quarter of 2001. Anticipated savings from these cost reduction and integration actions are expected to exceed $120.0 on an annualized basis.

In total, we expect to reduce the former UDI workforce by approximately 2,500 employees. As of September 30, 2001, the workforce has been reduced by 1,639 employees. Terminated employees that qualify will be paid out of SPX pension assets. Remaining cash outflows related to workforce reductions approximate $14.0. Other cash costs primarily represent facility holding costs, supplier cancellation fees, and the relocation of UDI personnel associated with plant closings and product rationalization. We expect that the termination of employees and consolidation of facilities will be substantially complete within one year of the date of acquisition.

Unaudited pro forma results of operations for the nine months ended September 30, 2001 and 2000 as if UDI and SPX had been combined as of the beginning of those periods follow. The pro forma results include estimates and assumptions that we believe are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of UDI and SPX, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or that may result in the future.

                                                             Pro forma
                                                          Nine months ended
                                                            September 30,
                                                       2001               2000
                                                    -----------       ------------
    Net sales                                       $   3,701.6       $    3,741.7
    Income before extraordinary item/(1)/                 100.1              162.3
    Net income                                            100.1              153.5

    Basic income (loss) per share:
       Income before extraordinary item             $      2.51       $       4.03
       Loss on early extinguishment of debt                  --              (0.22)
                                                    -----------       ------------
       Net income per share                         $      2.51       $       3.81


    Diluted income (loss) per share:
       Income before extraordinary item             $      2.46       $       3.92
       Loss on early extinguishment of debt                  --              (0.21)
                                                    -----------       ------------
       Net income per share                         $      2.46       $       3.71

         (1) SPX recorded an after-tax loss of $8.8 on the early extinguishment of debt in the first quarter of 2000.

Other Acquisitions - 2001
-------------------------

In July of 2001, we completed the acquisition of Kendro Laboratory Products, L.P. of Newtown, Connecticut for $320.0 in cash. Kendro designs, manufactures and markets sample-preparation and processing products and services for life-sciences markets including pharmaceuticals, genomics, proteomics and others. Kendro and Revco, SPX's existing life-sciences business unit based in Asheville, North Carolina, will be integrated and collectively referred to as Kendro. The combined company will derive more than 50% of its revenues from international markets.

In the first nine months of 2001, in addition to UDI and Kendro, we made twelve other acquisitions with an aggregate purchase price of $133.6. These acquisitions and the Kendro acquisition were all accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated on a preliminary basis to the related assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. These acquisitions are not material individually or in the aggregate.

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

In the first nine months of 2000, in addition to Fenner Fluid Power, we made eighteen other acquisitions with an aggregate purchase price of $147.1. Each of the acquisitions for the nine months ended September 30, 2000 was accounted for using the purchase method of accounting. These acquisitions and the one described above are not material individually or in the aggregate.

Divestitures - 2001
-------------------

On August 27, 2001, we sold substantially all of the assets and liabilities of our Marley Pump business, formerly of UDI, for a cash purchase price of $40.0. This business was held for sale as of the acquisition date of UDI and, accordingly, no gain or loss was recorded on the sale of this business.

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

The Technical Products and Systems segment is focused on solving customer problems with complete technology-based systems. This segment includes operating units that design and manufacture networking and switching products for storage, data and telecommunications networks, fire detection and integrated building life-safety systems, TV and radio transmission systems, automated fare collection systems, laboratory and industrial ovens and freezers, electrical test and measurement solutions, cable and pipe locating devices, laboratory testing chambers, sample preparation and processing equipment, and electrodynamic shakers.

The Industrial Products and Services segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment. This segment includes operating units that design, manufacture, and market power transformers, hydraulic systems, high-integrity aluminum and magnesium die-castings, forgings, automatic transmission filters, industrial filtration products, dock equipment, material handling devices, electric resistance heaters, soil asphalt and landfill compactors, specialty farm machinery, as well as components for the aerospace industry.

The Flow Technology segment designs, manufactures, and markets solutions and products that are used to process or transport fluids and in heat transfer applications. This segment includes operating units that manufacture pumps and other fluid handling machines, valves, cooling towers, boilers, leak detection equipment, and industrial mixers.

The Service Solutions segment includes operations that design, manufacture, and market a wide range of specialty tools, hand-held diagnostic systems and service equipment, inspection gauging systems, precision scales, and technical and training information.

Inter-company sales among segments are not significant. Operating income by segment does not include general corporate expenses or corporate special charges.

       Financial data for the company's business segments are as follows:


                                               Three months            Nine months
                                            ended September 30,     ended September 30,
                                            -------------------     -------------------
                                              2001        2000         2001       2000
                                              ----        ----         ----       ----
       Revenues:
       Technical Products and Systems     $    301.5  $    208.4  $    761.5  $    568.5
       Industrial Products and Services        422.7       217.3       989.0       673.4
       Flow Technology                         315.9        63.7       560.1       201.8
       Service Solutions                       176.6       155.7       496.6       524.3
                                          ----------  ----------  ----------  ----------
                                          $  1,216.7  $    645.1  $  2,807.2  $  1,968.0
                                          ==========  ==========  ==========  ==========


       Operating Income:
       Technical Products and Systems     $     38.3  $     34.3  $     94.3  $     98.6
       Industrial Products and Services         52.1         9.2       120.7        68.9
       Flow Technology                          43.0        11.3        77.6        26.1
       Service Solutions                        13.3       (18.4)       26.5        19.2
       Special Charges Corporate                --          (1.1)      (19.0)       (9.3)
       General Corporate                       (13.0)       (9.1)      (32.4)      (27.0)
                                          ----------  ----------  ----------  ----------
                                          $    133.7  $     26.2  $    267.7  $    176.5
                                          ==========  ==========  ==========  ==========

4.    SPECIAL CHARGES

Special charges for the three and nine months ended September 30, 2001 and 2000 include the following:

                                      Three months ended               Nine months ended
                                         September 30,                   September 30,
                                      2001         2000            2001          2000
                                  ------------  -----------    ------------  ------------
Employee Benefit Costs              $       -    $    15.4      $     10.8    $     16.7
Facility Consolidation Costs              1.3          4.3            11.5           6.9
Other Cash Costs                            -          2.0             8.7           2.0
Non-Cash Asset Write-downs                2.7         54.4            30.4          72.2

                                  ------------  -----------    ------------  ------------
Total                              $      4.0    $    76.1      $     61.4    $     97.8
                                  ============  ===========    ============  ============


Special Charges - 2001
----------------------

In the third quarter of 2001, we recorded special charges that reduced operating income by $4.0. A special charge of $2.7 was recorded in the Technical Products and Systems segment to write-down the value of an investment held in a third party. We recorded $1.3 of special charges in the Industrial Products and Services segment. These charges primarily relate to previously announced plant consolidation costs.

Operating income for the nine months ended September 30, 2001, was reduced by special charges of $61.4, $13.5 of which relates to inventory write-downs recorded in cost of products sold. These charges relate to workforce reductions, asset write-downs, and other cash costs associated with plant consolidation, exiting certain product lines and facilities, and other restructuring actions. The costs of employee termination benefits relate to the elimination of approximately 597 positions; primarily manufacturing, sales and administrative personnel located in the United States.

In the Technical Products and Systems segment, $16.8 of special charges has been recorded primarily due to workforce reductions, asset impairments associated with its data storage networks business exiting the telecom business, and the impairment of an investment held in a supplier. Of this charge, $4.9 is recorded in cost of products sold.

In the Industrial Products and Services segment, special charges of $11.5 have been recorded primarily related to workforce reductions, plant consolidation costs, asset impairments associated with exiting a product line, and the closing of a manufacturing facility in Toledo, Ohio and in the United Kingdom. Of this charge, $1.8 is recorded in cost of products sold.

In the Service Solutions segment, $14.1 of special charges has been recorded primarily due to workforce reductions and asset impairments associated with exiting the emissions business and closing a facility in France. Of this charge, $6.8 is recorded as a component of cost of products sold.

Corporate special charges include $14.9 of costs associated with the announced move of our corporate headquarters to Charlotte, North Carolina. In addition to severance, these costs include non-cancelable lease obligations, facility-holding costs and asset impairments associated with a leased facility in Muskegon, Michigan. Other special charges of $4.1 include an asset impairment relating to the abandonment of an internet-based software system.

Special Charges - 2000
----------------------

In the first nine months of 2000, we recorded special charges of $97.8 associated with restructuring actions, in-process technology write-offs, asset impairments, and product rationalizations. $12.3 of the charge, which relates to inventory write-downs, is recorded in cost of products sold.

In the Technical Products and Systems segment, a $10.0 special charge was recorded for the write-off of in-process technology associated with the acquisition of Varcom Corporation.

In the Industrial Products and Services segment, $45.9 of special charges was recorded for workforce reductions, plant consolidation costs, asset write-downs, and product rationalizations. $10.0 of the charge was associated with the restructuring plan initiated by our Contech Metal Forge business unit in Clarksville, Tennessee. $9.3 of the charge was required for a write-down of goodwill because the estimated fair value as measured by discounted cash flows was less than the carrying value of the business. The remainder of the charge primarily related to the closure of manufacturing facilities located in Virginia, Pennsylvania, Minnesota, and the consolidation of certain Fluid Power operations into Fenner Fluid Power's Rockford, Illinois facility.

The Service Solutions segment recorded $32.6 of special charges, of which $12.3 is associated with discontinued products and is recorded as a component of cost of products sold. The remainder of the charge is primarily associated with the closing of its Wayland, Michigan facility and the consolidation of administrative and financial operations at its Kalamazoo, Michigan and Montpelier, Ohio locations.

Other special charges of $9.3 were recorded at the corporate level, of which $8.2 related to a write-down of an investment in certain software licenses.

At September 30, 2001, a total of $29.8 of restructuring liabilities remained on the Consolidated Balance Sheet as shown below. We anticipate that the remaining liability related to restructuring actions initiated in the fourth quarter of 2000 will be paid before the end of this year. The following table summarizes the restructuring reserve activity through September 30, 2001:

                                              Employee     Facility      Other
                                               Benefit  Consolidation     Cash        Asset
                                                Costs       Costs        Costs     Write-downs      Total
                                              --------  -------------   -------    -----------    --------
        Balance at December 31, 2000           $ 10.0       $  1.7       $ 4.3        $    -       $ 16.0
        Special Charges                          10.8         11.5         8.7          30.4         61.4
        Non-Cash Asset Write-Downs                                                     (30.4)       (30.4)
        Cash Payments                            (8.5)        (5.0)       (3.7)                     (17.2)
                                              -------      -------      ------       -------      -------
        Balance at September 30, 2001          $ 12.3       $  8.2       $ 9.3        $    -       $ 29.8
                                              =======      =======      ======       =======      =======


5.  OTHER (EXPENSE) INCOME, NET

For the nine months ended September 30, 2001, other (expense)income includes an $11.8 loss on the sale of GS Electric.

On May 17, 2000, General Signal Power Systems, Inc. ("Best Power") settled its patent infringement suit against American Power Conversion Corporation ("APC"). We received gross proceeds of $48.0 and recognized a pre-tax gain of $23.2, net of legal costs and other related expenses. We sold our Best Power business to Invensys, plc. in the fourth quarter of 1999, but retained our ownership of the rights under the patent litigation. Invensys, plc. subsequently obtained the ownership of the patents that were the object of the litigation.




6.  EARNINGS PER SHARE

The following table sets forth certain calculations used in the computation of diluted earnings per share:

                                                     Three months ended September 30,  Nine months ended September 30,
                                                     --------------------------------  -------------------------------
                                                            2001          2000              2001            2000
                                                          -------       --------          --------        --------

        Numerator:
           Net Income                                     $  59.2       $   62.7          $  108.0        $  140.2
                                                          -------       --------          --------        --------
        Denominator (shares in millions):
           Weighted-average shares outstanding             40.089         30.917            35.210          30.906
           Effect of dilutive securities:
              Employee stock options                        0.789          1.337             0.786           0.988
                                                          -------       --------          --------        --------
           Adjusted weighted-average shares and
              assumed conversions                          40.878         32.254            35.996          31.894
                                                          =======       ========          ========        ========

7.  INVENTORY

Inventory consists of the following:

                                                            September 30,    December 31,
                                                                 2001            2000
                                                             -----------     -----------
        Finished goods                                           $ 247.4         $ 131.1
        Work in process                                            163.3            65.9
        Raw material and purchased parts                           244.2           117.7
                                                             -----------     -----------
        Total FIFO cost                                          $ 654.9         $ 314.7

        Excess of FIFO cost over LIFO inventory value              (17.2)          (15.1)

                                                             -----------     -----------
        Total Inventory                                          $ 637.7         $ 299.6
                                                             ===========     ===========


8.  INVESTMENT IN JOINT VENTURES

In the second quarter of 2001, we entered into a joint venture with Assa Abloy AB for the manufacture, sale and distribution of door products. We contributed our Door Products business, which was acquired in the UDI acquisition. Assa Abloy contributed the Curries Company and Graham Manufacturing Corporation, Assa Abloy's two door product manufacturing entities. As part of the transaction we received $96.0 in cash and a 20% ownership interest in the joint venture, which is being accounted for under the equity method of accounting. The joint venture agreement includes a put and call agreement that allows for the sale or purchase of our 20% interest in the joint venture, two years after its formation, to Assa Abloy at a pre-determined price.

We also own a 44.5% interest in EGS, a joint venture with Emerson Electric Co., and account for our investment in EGS under the equity method of accounting, on a three-month lag basis. EGS operates primarily in the United States, Canada and Mexico. EGS's results of operations were as follows:

                                 Three months ended         Nine months ended
                                      June 30,                   June 30,
                                    (unaudited)                (unaudited)
                                 -------------------      ----------------------
                                   2001       2000           2001         2000
                                 --------   --------      ----------   ---------
    Net sales                    $ 107.7    $ 114.9        $ 343.9      $ 354.0
    Gross margin                    42.5       44.9          137.6        141.9
    Pre-tax income                  11.5       16.7           47.9         56.3


    Condensed balance sheet information of EGS as of June 30, 2001 and September 30, 2000 was as follows:

                                            June 30,          September 30,
                                              2001               2000
                                           (unaudited)
                                           ------------       -----------
    Current assets                             $ 148.2           $ 170.4
    Noncurrent assets                            312.4             318.1
    Current liabilities                           67.1              66.6
    Noncurrent liabilities                        17.4              30.0

    Our recorded investment in EGS at September 30, 2001 was approximately $92.7 less than our ownership of EGS's reported net assets at September 30, 2001. This difference is being accreted on a straight-line basis over 40 years.



9.  DEBT

Our long-term debt as of September 30, 2001 and December 31, 2000 consists of the following principal amounts:


                                                    September 30,   December 31,
                                                         2001           2000
                                                    ------------    -----------

    Revolving loan                                    $        -     $    220.0
    Tranche A loan                                         450.0          525.0
    Tranche B loan                                         492.5          496.3
    Tranche C loan                                         827.1              -
    LYONs, net of unamortized discount of $580.4           829.4              -
    Medium-term notes: $25.0 at 7.1% due 2002                  -           25.0
    Industrial revenue bonds due 2001-2025                  22.9           16.1
    Other borrowings                                        87.2           13.2
                                                      ----------     ----------
    Total Long-Term Debt                              $  2,709.1     $  1,295.6
                                                      ==========     ==========


Restated Credit Agreement
-------------------------

On May 24, 2001, we amended and restated our Credit Agreement ("Restated Credit Agreement") to provide for an additional $530.0 of Tranche C term loan and an additional $50.0 for the revolving credit facility. The term loan proceeds were used to pay down the acquired debt of United Dominion Industries.

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


February & May Liquid Yield Option Notes (in millions, except per LYONs amounts)
--------------------------------------------------------------------------------

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

The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include: our average stock price exceeding predetermined accretive values of SPX's stock price each quarter; our ability to maintain a minimum credit rating; or upon the occurrence of certain corporate transactions, including change in control. We may redeem all or a portion of the February LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices. February LYONs holders may require us to purchase all or a portion of their LYONs on February 6, 2004, February 6, 2006, or February 6, 2011. We may redeem all or a portion of the May LYONs for cash at any time on or after May 9, 2005. May LYONs holders may require us to purchase all or a portion of their LYONs on May 9, 2003, May 9, 2005 or May 9, 2009 at predetermined redemption prices. We may choose to pay the purchase price in cash, shares of common stock or a combination of cash and common stock. The LYONs are unsecured and unsubordinated obligations.

Interest Rate Swaps
-------------------

On January 1, 2001, we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. In accordance with these provisions, we recorded a transition adjustment upon adoption of the standards to recognize the fair value of our interest rate swaps and recognize previously deferred gains as a component of other comprehensive income. The pre-tax impact of this adjustment was to increase other comprehensive income by $9.9 and increase other assets by $9.9.

We currently have twelve outstanding swaps that effectively convert $1,700.0 of our floating rate debt to a fixed rate, based upon LIBOR of approximately 4.9%. These swaps are accounted for as cash flow hedges, and expire at various dates, the longest expiring in November 2004. Fair value is based on quotes from swap dealers. During the quarter, we recorded a pre-tax loss of $47.3 in other comprehensive income related to these swaps due to a decline in market interest rates. As of September 30, 2001, the pre-tax accumulated derivative loss in accumulated other comprehensive income was $52.7 and a corresponding liability has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized in earnings and is not material.

With respect to these swaps, we estimate that changes in interest rates over the next twelve months will not have a material impact on the results of operations.

Early Extinguishment of Debt
----------------------------

In July of 2001, we paid down our $25.0 Medium-Term Notes. No gain or loss was recorded in connection with this transaction.

In the first quarter of 2000, we paid down our existing Tranche B debt of $412.5 and revolver of $50.0, recorded an extraordinary loss of $15.0 pre-tax ($8.8 after-tax, or $0.28 per share), and replaced the existing credit facility with a new $1,487.5 credit facility.

10.  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), were as follows:

                                                             Three months ended              Nine months ended
                                                                September 30,                  September 30,
                                                             2001           2000            2001           2000
                                                         ------------   ------------    ------------   ------------
Net income                                                $     59.2     $     62.7      $    108.0     $    116.6
Foreign currency translation adjustments                       (22.3)          (3.3)          (12.4)          (4.8)
Unrealized losses on qualifying cash flow hedges               (47.3)             -           (62.6)             -
SFAS 133 transition adjustment                                     -              -             9.9              -

                                                         ------------   ------------    ------------   ------------
Comprehensive income (loss)                               $    (10.4)    $     59.4      $     42.9     $    111.8
                                                         ============   ============    ============   ============


     The components of the balance sheet caption accumulated other comprehensive
     (loss) are as follows:

                                                                               September 30,        December 31,
                                                                                   2001                 2000
                                                                               -------------        ------------
Foreign currency translation adjustments                                        $    (31.8)          $    (19.4)
Unrealized losses on qualifying cash flow hedges                                     (52.7)                   -
Minimum pension liability adjustment, net of related tax                              (3.6)                (3.6)
                                                                               -------------        ------------
Accumulated other comprehensive (loss)                                          $    (88.1)          $    (23.0)
                                                                               =============        ============

11.  ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. We are currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and the impact that adoption will have on our financial position and results of operations. Based on historical purchase price allocations and preliminary allocations for business combinations completed prior to June 30, 2001, we estimate that the cessation of goodwill amortization will increase our operating income by approximately $62.0 on an annualized basis when we adopt the accounting pronouncements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The provisions of SFAS No. 143 will change the way companies must recognize and measure retirement obligations that result from the acquisition, construction, development, or normal operation of a long-lived asset. We will adopt the provisions of SFAS No. 143 as required on January 1, 2003 and at this time have not yet assessed the impact that adoption might have on our financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" (SFAS No. 144"). SFAS No. 144 supersedes Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Live Assets and for Long-Lived Assets to Be Disposed Of" and also supersedes the provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 will generally by applied prospectively, and at this time, we have not yet assessed the impact that adoption might have on our financial position and results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations (dollars in millions)
         -----------------------------------

RESULTS OF OPERATIONS CONSOLIDATED:

On May 24, 2001, we completed the acquisition of United Dominion Industries Limited ("UDI") in an all-stock transaction valued at $1,066.9. A total of 9.385 million shares were issued (3.890 million from treasury) to complete the transaction. We also assumed or refinanced $884.1 of UDI debt bringing the total transaction value to $1,951.0.

UDI, which had sales of $2,366.2 for the twelve months ended December 31, 2000, manufactures the following products: electrical test and measurement solutions; cable and pipe locating devices; laboratory testing chambers; industrial ovens; electrodynamic shakers; air filtration and dehydration equipment; material handling devices; electric resistance heaters; soil, asphalt and landfill compactors; specialty farm machinery; pumps; valves; cooling towers; boilers; leak detection equipment, and aerospace components.

The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income for the three and nine month periods include the results of UDI beginning May 25, 2001. For a complete discussion on the acquisition of UDI, see Note 2 to the Consolidated Financial Statements.

                                                                Three months                           Nine months
                                                              ended September 30,                  ended September 30,
                                                        -------------------------------      ------------------------------
                                                            2001              2000               2001              2000
                                                        -------------     -------------      -------------    -------------
Revenues                                                 $   1,216.7       $    645.1         $  2,807.2       $   1,968.0

Gross margin                                                   399.8            221.8              903.6             661.3
% of revenues                                                   32.9%            34.4%              32.2%             33.6%

Selling, general and administrative expense                    241.2            121.5              541.5             369.9
% of revenues                                                   19.8%            18.8%              19.3%             18.8%

Goodwill/intangible amortization                                20.9             10.3               46.5              29.4
Special charges                                                  4.0             63.8               47.9              85.5
                                                        -------------     -------------      -------------    -------------
Operating income                                               133.7             26.2              267.7             176.5

Gain on issuance of Inrange stock                                  -             98.0                  -              98.0
Other (expense) income, net                                      1.3             (1.7)              (7.4)             21.8
Equity earnings in joint ventures                                8.5              8.0               26.9              26.9
Interest expense, net                                          (39.6)           (24.2)             (94.6)            (70.6)
                                                        -------------     -------------      -------------    -------------
Income before income taxes                               $     103.9       $    106.3         $    192.6       $     252.6

Provision for income taxes                                     (44.7)           (43.6)             (84.6)           (103.6)

                                                        -------------     -------------      -------------    -------------
Income before loss on early extinguishment of debt       $      59.2       $     62.7         $    108.0       $     149.0

Loss on early extinguishment of debt, net of tax                   -                -                  -              (8.8)

                                                        -------------     -------------      -------------    -------------
Net income                                               $      59.2       $     62.7         $    108.0       $     140.2
                                                        =============     =============      =============    =============

Capital expenditures                                     $      32.4       $     31.0         $    113.4       $      91.0
Depreciation and amortization                                   58.3             27.5              124.1              83.5
EBITDA (1)                                                     205.8            136.1              484.5             383.3


(1) Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") is not a measurement of financial performance under generally accepted accounting principles and does not represent cash flow from operations. Accordingly, you should not regard EBITDA as an alternative to net income as an indicator of operating performance or as an alternative to cash flows as a measure of liquidity. We believe that EBITDA is widely used by our lenders, analysts, investors, and other interested parties in our industry but may not be comparable with EBITDA as defined by other companies.

Unaudited pro forma results of operations for the three and nine months ended September 30, 2001 and 2000 as if UDI and SPX had been combined as of the beginning of those periods follow. The pro forma results include estimates and assumptions that we believe are reasonable. However, pro forma results do not include any actual or anticipated cost savings or other effects of the planned integration of UDI and SPX, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The comparisons of the three and nine month results of operations were affected by the acquisition of UDI. The following pro forma data is presented to facilitate more meaningful analysis.

                                                                 Pro forma                      Pro forma
                                                                three months                   nine months
                                                             ended September 30,           ended September 30,
                                                           -----------------------------------------------------
                                                              2001         2000             2001         2000
                                                           ----------   ----------       ----------   ----------
Revenues                                                   $  1,216.7   $  1,233.4       $  3,701.6   $  3,741.7

Gross margin                                                    399.8        401.0          1,144.5      1,196.5
% of revenues                                                    32.9%        32.5%            30.9%        32.0%

Selling, general and administrative expense                     241.2        239.7            747.5        736.9
% of revenues                                                    19.8%        19.4%            20.2%        19.7%

Goodwill/intangible amortization                                 20.9         20.9             63.9         61.3
Special charges                                                   4.0         66.7             47.9        117.6
                                                           ----------   ----------       ----------   ----------
Operating income                                                133.7         73.7            285.2        280.7

Gain on issuance of Inrange stock                                  --         98.0               --         98.0
Other (expense) income, net                                       1.3         (1.7)            (7.1)        17.8
Equity earnings in joint ventures                                 8.5          8.0             26.9         26.9
Interest expense, net                                           (39.6)       (42.8)          (117.2)      (128.4)

                                                           ----------   ----------       ----------   ----------
Income before income taxes                                 $    103.9   $    135.2       $    187.8   $    295.0

Provision for income taxes                                      (46.8)       (60.8)           (87.7)      (132.7)

                                                           ----------   ----------       ----------   ----------
Income before loss on early extinguishment of debt         $     57.1   $     74.4       $    100.1   $    162.3
                                                           ==========   ==========       ==========   ==========

Capital expenditures                                       $     32.4   $     39.7       $    140.6   $    128.0
Depreciation and amortization                                    58.3         51.4            166.3        158.4
EBITDA (1)                                                      205.8        211.0            544.2        596.2

(1) Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") is not a measurement of financial performance under generally accepted accounting principles and does not represent cash flow from operations. Accordingly, you should not regard EBITDA as an alternative to net income as an indicator of operating performance or as an alternative to cash flows as a measure of liquidity. We believe that EBITDA is widely used by our lenders, analysts, investors, and other interested parties in our industry but may not be comparable with EBITDA as defined by other companies.


PRO FORMA THIRD QUARTER 2001 COMPARED TO THE PRO FORMA THIRD QUARTER 2000

Revenues - 2001 revenues decreased by 1.4% compared to 2000 primarily due to a decline in the Industrial Products and Services segment of 11.9%. Revenues in the Technical Products and Systems segment increased by 22.4% compared to the prior year while the Service Solutions and Flow Technology segments declined 3.8% and 2.4%, respectively, compared to the prior year. Revenues in the Industrial Products and Services segment were lower primarily due to the sale of the Door Products business on May 31, 2001 into a joint venture with Assa Abloy and the sale of GS Electric on May 18, 2001. Both businesses were reported in the Industrial Products and Services segment. Technical Products and Systems revenues were stronger primarily due to increased demand for digital broadcast antennas and fire detection and building life-safety products in 2001 and 2000, and acquisitions completed in 2001.

Gross Margin - 2001 gross profit margins were lower by 0.4% compared to 2000. Excluding $12.9 of special charges recorded in cost of products sold, 2001 gross profit margins were lower by 0.7%. Gross margins in the Industrial Products and Services segment were 2.4% lower than the previous year primarily due to lower volumes and integration and facility launch costs at both our precision die-cast operation in Wales, England and our Fluid Power business in Rockford, Illinois. The Service Solutions segment gross profit margins were 4.9% higher than the previous year. Excluding $12.9 of special charges recorded in cost of products sold, the Service Solutions segment 2001 gross profit margins were lower by 2.1% primarily due to lower volumes and an unfavorable product mix. Gross profit margins in the Technical Products and Systems segment decreased by 2.1% compared to 2000 primarily due to pricing pressures, unfavorable product mix and lower volumes than expected at our Inrange subsidiary. The Flow Technology segment experienced gross profit margins of 0.9% above the prior year primarily due to cost saving initiatives achieved in the period with the integration of UDI and improved performance at our valve businesses.

Selling, general and administrative ("SG&A") expenses - These expenses were flat in 2001 compared to the same period last year due to our focused cost reduction actions and integration of UDI administrative corporate functions.

Goodwill and intangible amortization - In the third quarter of 2001, the $20.9 of amortization reported was flat compared to 2000.

Special charges - In the third quarter of 2001, we recorded special charges of $4.0. A special charge of $2.7 was recorded in the Technical Products and Systems segment to write-down the value of an investment held in a third party. $1.3 of special charges was recorded in the Industrial Products and Services segment. These charges primarily relate to previously announced plant consolidations. In the third quarter of 2000, we recorded special charges of $79.6, of which $12.9 is included in cost of products sold. These charges were primarily associated with work force reductions, consolidation of facilities, and the discontinuance of certain product lines. For a complete discussion on the special charges recorded in the quarter, see Note 4 of the Consolidated Financial Statements. In the third quarter of 2000, UDI recorded special charges of $3.5 primarily related to plant consolidations, work force reductions, and asset impairments.

Other (expense) income, net - Other income was $1.3 in 2001, compared to $96.3 in 2000. Other income in the third quarter of 2000 primarily included the $98.0 gain on the public issuance of stock in our Inrange Technologies subsidiary.

Interest expense, net - In the third quarter of 2001, interest expense was $3.2 lower than the comparable period in 2000 primarily due to lower interest rates.

Income taxes - The effective income tax rate for the third quarter of 2001 and 2000 is 45%, which reflects the annual impact of the UDI acquisition. The actual effective income tax rate for the third quarter of 2001 was 43% compared to a pro forma tax rate of 45%. The 43% tax rate reflects the inclusion of UDI for only seven months from the date of acquisition on May 24, 2001 compared to a pro forma twelve month period. The pro forma and actual effective income tax rate in 2001 and 2000 is higher than the U.S. statutory income tax rate primarily due to the amortization of nondeductible goodwill and state taxes.


PRO FORMA FIRST NINE MONTHS 2001 COMPARED TO THE PRO FORMA FIRST NINE MONTHS
2000

Revenues - 2001 revenues were 1.1% lower than the prior year. Revenues were lower in the Service Solutions, Industrial Products and Services and Flow Technology segments by 11.3%, 6.2% and 2.9%, respectively. Lower sales in these segments were partially offset by the strong 22.1% increase in revenues in the Technical Products and Systems segment.

Gross Margin - 2001 gross profit margins were lower by 1.1% primarily due to the lower revenues and unfavorable product mix at our Service Solutions segment, pricing pressures, product mix and lower volumes than expected at our Inrange subsidiary and the impact of integration and facility launch costs at both our die-cast and Fluid Power operations. In addition, $13.5 and $13.6 of inventory write-downs were recorded in costs of products sold in the first nine months of 2001 and 2000, respectively.

Selling, general and administrative ("SG&A") expenses - These expenses were higher by $10.6 in the first nine months of 2001 compared to the same period last year due to higher expenses in the Technical Products and Systems segment. This segment experienced an increase due to acquisitions completed in 2001, and costs to support new business programs and revenue growth. All other segments reported lower SG&A expenses in the period compared to last year.

Goodwill and intangible amortization - In the first nine months of 2001, these expenses increased by $2.6 compared to 2000 due to acquisitions completed in 2000 and 2001.

Special charges - In the first nine months of 2001, we recorded special charges of $61.4 associated with restructuring actions and asset impairments. These charges were primarily related to work force reductions, plant consolidations, the discontinuance of certain product lines, and costs associated with the announced move of our corporate headquarters. For a complete discussion on the special charges recorded in the period, see Note 4 of the Consolidated Financial Statements. In 2000, we recorded special charges of $131.2 in the first nine months. These charges are primarily associated with restructuring actions, in-process technology write-offs, asset impairments, and product rationalizations. Of the total special charges recorded, $13.5 and $13.6 associated with the discontinuance of certain product lines were recorded in cost of products sold in the first nine months of 2001 and 2000, respectively. In the first nine months of 2000, UDI recorded special charges of $33.4 primarily related to plant consolidations, work force reductions, and asset impairments.

Other (expense) income, net - Other (expense) income was ($7.1) in 2001, compared to $17.8 in 2000. Other (expense) income in the first nine months of 2001 primarily includes losses on the disposal of businesses. On May 18, 2001, we sold substantially all of the assets and liabilities of our GS Electric business and recorded a pre-tax loss of $11.8. In April 2001, UDI sold the assets and liabilities of a product line in the Marley Pump business and recorded a pre-tax loss of $4.0. In March 2001, UDI sold operating assets for a pre-tax gain of $4.3. On May 17, 2000, General Signal Power Systems, Inc. ("Best Power") settled its patent infringement suit against American Power Conversion Corporation ("APC") and recognized a pre-tax gain of $23.2, net of legal costs and other related expenses.

Interest expense, net - In the first nine months of 2001, interest expense was $11.2 lower compared to 2000 primarily due to lower interest rates.

Income taxes - The pro forma effective income tax rate for the first nine months of 2001 was 46.7% compared to 45.0% in 2000. The tax rate in 2001 was higher than the effective tax rate of 45.0% due to lower marginal tax rates on special charges taken during the period. The actual and pro forma effective income tax rate in 2001 and 2000 is higher than the U.S. statutory income tax rate primarily due to the amortization of nondeductible goodwill and state taxes.

SEGMENT REVIEW
--------------

                                               Three months          Nine months
                                            ended September 30,   ended September 30,
                                           -------------------- ---------------------
                                              2001      2000       2001       2000
                                              ----      ----       ----       ----
     Revenues:
     Technical Products and Systems        $   301.5  $  208.4  $   761.5  $   568.5
     Industrial Products and Services          422.7     217.3      989.0      673.4
     Flow Technology                           315.9      63.7      560.1      201.8
     Service Solutions                         176.6     155.7      496.6      524.3
                                           ---------  --------  ---------  ---------
                                           $ 1,216.7  $  645.1  $ 2,807.2  $ 1,968.0
                                           =========  ========  =========  =========

     Operating Income:
     Technical Products and Systems        $    38.3  $   34.3  $    94.3  $    98.6
     Industrial Products and Services           52.1       9.2      120.7       68.9
     Flow Technology                            43.0      11.3       77.6       26.1
     Service Solutions                          13.3     (18.4)      26.5       19.2
     Special Charges Corporate                     -      (1.1)     (19.0)      (9.3)
     General Corporate                         (13.0)     (9.1)     (32.4)     (27.0)
                                           ---------  --------  ---------  ---------
                                           $   133.7  $   26.2  $   267.7  $   176.5
                                           =========  ========  =========  =========

The comparison of the three and nine month results of operations in 2001 was affected by the acquisition of UDI. The following pro forma results reflect the acquisition of UDI and are presented to facilitate more meaningful analysis.

                                                     Pro forma                        Pro forma
                                                   three months                      nine months
                                                ended September 30,               ended September 30,
                                          -------------------------------   --------------------------------
                                             2001               2000            2001               2000
                                             ----               ----            ----               ----
Revenues:
Technical Products and Systems            $     301.5        $     246.4    $      825.1       $      675.5
Industrial Products and Services                422.7              479.7         1,380.0            1,471.3
Flow Technology                                 315.9              323.8           946.9              975.7
Service Solutions                               176.6              183.5           549.5              619.2
                                          -----------        -----------    ------------       ------------
                                          $   1,216.7        $   1,233.4    $    3,701.5       $    3,741.7
                                          ===========        ===========    ============       ============

Operating Income (1):
Technical Products and Systems            $      41.0        $      48.2    $      109.6       $      117.6
Industrial Products and Services                 53.4               68.0           151.2              194.2
Flow Technology                                  43.0               37.0            84.7               86.4
Service Solutions                                13.3               15.4            43.7               58.4
General Corporate                               (13.0)             (15.3)          (42.7)             (44.7)
                                          -----------        -----------    ------------       ------------
                                          $     137.7        $     153.3    $      346.5       $      411.9
                                          ===========        ===========    ============       ============

       (1)  Pro forma operating income does not include special charges.

PRO FORMA THIRD QUARTER 2001 COMPARED TO THE PRO FORMA THIRD QUARTER 2000

Technical Products and Systems
------------------------------

Revenues - In the third quarter of 2001, revenues increased by 22.4% compared to 2000 primarily due to increased demand for digital broadcast antennas and fire detection and building life-safety products in 2001 and acquisitions completed in 2001.

Operating Income - In the third quarter of 2001, operating income decreased by $7.2 compared to 2000. The impact from higher revenues was offset by lower operating income at our Inrange subsidiary. Inrange experienced lower operating income primarily due to pricing pressures and an increase in selling, general, and administrative costs to support acquisitions and expected new business programs.

Industrial Products and Services
--------------------------------

Revenues - In the third quarter of 2001, revenues decreased by 11.9% compared to the same period last year primarily due to the contribution of the Door Products business on May 31, 2001 into a joint venture with Assa Abloy, the sale of GS Electric on May 18, 2001, and a soft U.S. market at our compaction equipment business. Lower revenues were partially offset by the continued strong sales of power transformers and precision die-castings.

Operating Income - In the third quarter of 2001, operating income decreased by $14.6 compared to the same period last year due to lower volumes, unfavorable product mix in certain businesses and the impact of integration and facility launch costs at both our precision die-cast facility in Wales, England and the Fluid Power business in Rockford, Illinois.

Flow Technology
---------------

Revenues - In the third quarter of 2001, revenues decreased by 2.4% compared to 2000 primarily due to the sale of our Marley Pump business. The Marley Pump business was sold in two parts; one product line was sold in April 2001, and substantially all other remaining assets and liabilities were sold in August 2001. Excluding the impact of the sale of Marley Pump, revenues increased by 1.7% on stronger revenues for cooling towers, valves, and backflow prevention devices.

Operating Income - In the third quarter of 2001, operating income increased by $6.0 compared to 2000 primarily due to cost reductions associated with the UDI acquisition and improved performance at our valve, backflow prevention device and cooling tower businesses.

Service Solutions
-----------------

Revenues - In the third quarter of 2001, revenues decreased by 3.8% compared to 2000 primarily due to a decline in industry production and the timing of new product launches of specialty tool programs in 2000.

Operating Income - In the third quarter of 2001, operating income decreased by $2.1 compared to 2000 due to the lower revenues realized in this segment.

PRO FORMA FIRST NINE MONTHS 2001 COMPARED TO THE PRO FORMA FIRST NINE MONTHS
2000

Technical Products and Systems
------------------------------

Revenues - In the first nine months of 2001, revenues increased by 22.1% compared to 2000 primarily due to increased demand for digital broadcast antennas and fire detection and building life-safety products in 2001 and 2000 and acquisitions completed in 2001.

Operating Income - In the first nine months of 2001, operating income was lower by $8.0 compared to the same period in 2000. The impact from higher revenues was offset by lower operating income at our Inrange subsidiary. Inrange experienced lower operating income primarily due to pricing pressures and an increase in selling, general, and administrative costs to support acquisitions and expected new business programs.

Industrial Products and Services
--------------------------------

Revenues - In the first nine months of 2001, revenues decreased by 6.2% compared to the same period last year primarily due to the impact of the weaker Euro, a soft U.S. market for our compaction equipment business, the contribution of the Door Products business on May 31, 2001 into a joint venture with Assa Abloy, and the sale of GS Electric on May 18, 2001. Lower revenues were partially offset by continued strong sales of power transformers and precision die-castings.

Operating Income - In the first nine months of 2001, operating income decreased by $43.0 compared to 2000 due to lower volumes, the sale of certain businesses, lower profitability at our compaction equipment business and the impact of integration and facility launch costs at both our precision die-cast facility in Wales, England and the Fluid Power business in Rockford, Illinois.

Flow Technology
---------------

Revenues - In the first nine months of 2001, revenues decreased by 3.0% compared to 2000 primarily due to the sale of the Marley Pump business and lower demand for sales in the ice cream and process equipment products at Waukesha Cherry-Burrell.

Operating Income - In the first nine months of 2001, operating income was flat compared to 2000. Lower volumes were offset by operational improvements and integration savings associated with the UDI acquisition.

Service Solutions
-----------------

Revenues - In the first nine months of 2001, revenues decreased by 11.3% compared to 2000 primarily due to a decline in industry production and the timing of new product launches of specialty tool programs in 2000.

Operating Income - In the third quarter of 2001, operating income decreased by $14.7 compared to 2000 due to the lower revenues realized in this segment.

Liquidity and Financial Condition
---------------------------------

Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs, and acquisitions.

Cash Flow

                                                Nine months ended September 30,
                                                  2001                2000
                                               ------------        ------------
        Cash flow from (used in):
           Operating activities                 $    236.6          $    164.1
           Tax on sale of Best Power                     -               (69.0)
           Investing activities                   (1,375.0)             (304.8)
           Financing activities                    1,405.2               177.5

                                               ------------        ------------
           Net change in cash balances          $    266.8          $    (32.2)
                                               ============        ============

Operating Activities - In the first nine months of 2001, cash flow from operating activities, before taxes on the sale of Best Power, increased by 44% from the first nine months of 2000 primarily due to increased earnings before special charges and improvements in accounts receivable collections.

Tax on sale of Best Power - In the fourth quarter of 1999, we sold Best Power to Invensys for $240.0. The $69.0 reduction in cash flow represents the taxes associated with the sale. The large tax payment generated from this sale was primarily due to $132.2 of non-deductible goodwill recorded in the acquisition of Best Power in 1995.

Investing Activities - In the first nine months of 2001, business acquisitions and investments include cash for the purchase of United Dominion Industries. Capital expenditures of $113.4 were primarily for new equipment, the expansion of manufacturing facilities to support new business programs in our high growth businesses and restructuring initiatives. In the first nine months of 2000, capital expenditures of $91.0 primarily represent expenditures for expansion of a manufacturing facility in the Industrial Products and Services segment and for new business information systems.

Financing Activities - In the first nine months of 2001, cash flow from financing activities includes $905.1 of proceeds from stock issued for the UDI acquisition, $1,724.2 of proceeds from the amended credit facility and the issuance of the LYONs, and debt payments of $1,252.7.

Total Debt

The following summarizes the total debt outstanding and unused credit availability, as of September 30, 2001:

                                                                                                  Unused
                                                                  Total           Amount          Credit
                                                                Commitment     Outstanding       Facility
                                                               -------------   -------------   -------------
        Revolving loan (1)                                      $     600.0     $         -     $     530.1
        Tranche A loan                                                450.0           450.0               -
        Tranche B loan                                                492.5           492.5               -
        Tranche C loan                                                827.1           827.1               -
        LYON's, net of unamortized discount of $580.4                 829.4           829.4               -
        Industrial revenue bonds due 2001 - 2025                       22.9            22.9               -
        Other borrowings                                               87.2            87.2               -
                                                               -------------   -------------   -------------
             Total                                              $   3,309.1     $   2,709.1     $     530.1
                                                               =============   =============   =============


        (1) Decreased by $69.9 of facility letters of credit outstanding at September 30, 2001, which reduce the unused credit availability.

The Credit Facility is secured by substantially all of the assets of the company (excluding EGS) and requires the company to maintain certain leverage and interest coverage ratios. Under the most restrictive of the financial covenants, the company is required to maintain (as defined) a maximum debt to earnings before interest, income taxes, depreciation and amortization ratio and a minimum interest coverage ratio. Under the new Credit Facility, the operating covenants, which limit among other things additional indebtedness by the company and its subsidiaries, the sale of assets, capital expenditures, mergers, acquisitions and dissolutions, and share repurchases, are less restrictive than those of the old credit facility. At September 30, 2001, the company was in compliance with its financial covenants.

Other Matters
-------------

Acquisitions and Divestitures - We continually review each of our businesses pursuant to our "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or the disposition of an existing business. Additionally, we would consider a larger acquisition (more than $1,000.0 in revenues) if certain criteria were met.

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

An estimated loss from legal action or claim is accrued when events exist that make the loss probable and the loss can be reasonably estimated. We also maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance to protect us against potential loss exposures. There can be no assurance that such costs for environmental and legal exposures could not have a material adverse effect on our results of operations or financial position in the future. We believe that accruals related to such litigation and claims are sufficient and that these items will be resolved without material effect on our financial position, results of operations and liquidity, individually and in the aggregate.

Pending Patent Litigation - We believe that we should ultimately prevail on a pending patent infringement claim that we are pursuing in binding arbitration against Snap-On, Inc. which could result in a significant judgment favorable to the company. Certain claims, have been filed or are pending against us and certain of our subsidiaries. Snap-On has voluntarily dismissed two of its allegations of patent infringement, and summary judgment in favor of SPX was granted on two others. Certain claims for solicitation of Snap-On employees by SPX remain in the case. Since the amount of damages cannot be fully quantified until an arbitration ruling is issued and no assurances can be made as to the final timing and outcome of any arbitration, no gain or loss has been recorded. See Note 15 to the Consolidated Financial Statements included our 2000 Annual Report on Form 10-K, as amended by Form 10-K/A, for further discussion.

Pension Income - Our pension plans have plan assets in excess of plan obligations. This over-funded position results in pension income as the increase in market value of the plans' assets exceeds costs associated with annual employee service. There can be no assurance that future periods will include significant amounts of net pension income.

Significance of Goodwill and Intangibles - We had net goodwill and intangibles of $2,994.8 and shareholders' equity of $1,617.9 at September 30, 2001. We amortize our goodwill and intangible assets on a straight-line basis over lives ranging from 7 to 40 years. There can be no assurance that circumstances will not change in the future that will affect the useful lives or carrying value of our goodwill and intangibles.

Accounting Pronouncements - On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. We are currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and the impact that adoption will have on our financial position and results of operations. Based on historical purchase price allocations and preliminary allocations for business combinations completed prior to June 30, 2001, we estimate that the cessation of goodwill amortization will increase our operating income by approximately $62.0 on an annualized basis when we adopt the accounting pronouncements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The provisions of SFAS No. 143 will change the way companies must recognize and measure retirement obligations that result from the acquisition, construction, development, or normal operation of a long-lived asset. We will adopt the provisions of SFAS No. 143 as required on January 1, 2003 and at this time have not yet assessed the impact that adoption might have on our financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" (SFAS No. 144"). SFAS No. 144 supersedes Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Live Assets and for Long-Lived Assets to Be Disposed Of" and also supersedes the provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 will generally by applied prospectively, and at this time, we have not yet assessed the impact that adoption might have on our financial position and results of operations.

                              ___________________

The Notes to the Consolidated Financial Statements and the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These forward looking statements, which reflect our current views with respect to future events and financial performance, are subject to certain risks and uncertainties, including but not limited to those matters discussed above and the impact of events stemming from the September 11, 2001 terrorist attacks. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Reference is made to our 2000 Annual Report on Form 10-K, as amended by form 10K-A, for additional cautionary statements and discussion of certain important factors as they relate to forward looking statements. In addition, our estimates of future operating results are based on our current portfolio of businesses, which is constantly subject to change as we implement our fix, sell, or grow strategy. Unless otherwise required by applicable securities laws, SPX disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Management does not believe the company's exposure to market risk has significantly changed since year-end 2000 and does not believe that such risks will result in significant adverse impacts to the company's results of operations.


ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

We held our Annual Meeting of Shareholders on April 25, 2001 at which shareholders elected three directors to three-year terms expiring in 2004 and approved the amendment of the 1992 Stock Compensation Plan to increase the number of shares reserved for issuance under the Plan from 5,000,000 to 10,000,000.

The results of the voting in connection with the above items were originally presented in our second quarter 2001 Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2001. Due to a typographical error in the information disclosed for Proposal 2, we are presenting corrected results of the voting information below. The outcome of the votes is unchanged.

                                                    Broker     Withheld /
                                          For      non-vote     Against     Abstain
                                      ----------  ---------   ----------  ---------
  Proposal 1 - Election of Directors

    Sarah R. Coffin                   23,413,891          -            -    210,173
    Charles E. Johnson II
    David P. Williams


  Proposal 2 - Amendmend of the 1992  11,399,715  3,231,256    8,893,397     99,696
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

An estimated loss from legal action or claim is accrued when events exist that make the loss probable and the loss can be reasonably estimated. We also maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance to protect us against potential loss exposures. There can be no assurance that such costs for environmental and legal exposures could not have a material adverse effect on our results of operations or financial position in the future. We believe that accruals related to such litigation and claims are sufficient and that these items will be resolved without material effect on our financial position, results of operations and liquidity, individually and in the aggregate.

We believe that we should ultimately prevail on a pending patent infringement claim that we are pursuing in binding arbitration against Snap-On, Inc. which could result in a significant judgment favorable to the company. Certain claims, have been filed or are pending against us and certain of our subsidiaries. Snap-On has voluntarily dismissed two of its allegations of patent infringement, and summary judgment in favor of SPX was granted on two others. Certain claims for solicitation of Snap-On employees by SPX remain in the case. Since the amount of damages cannot be fully quantified until an arbitration ruling is issued and no assurances can be made as to the final timing and outcome of any arbitration, no gain or loss has been recorded. See Note 15 to the Consolidated Financial Statements included our 2000 Annual Report on Form 10-K, as amended by Form 10-K/A for further discussion.

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


        (12.1) Computation of Ratio of Earnings to Fixed Charges.

            * The exhibits and schedules are not filed, but SPX undertakes to furnish a copy of any exhibit or schedule to the Security and Exchange Commission upon request.

    (b) Reports on Form 8-K

        On September 26, 2001, we filed a Form 8-K to provide revised guidance for our expected third quarter 2001 and full year 2001 financial results.

        On August 6, 2001, we filed a Form 8-K/A to provide pro forma financial information for the acquisition of UDI by SPX.


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

                                             SPX CORPORATION
                                             ---------------
                                             (Registrant)



Date: November 13, 2001                      By /s/ John B. Blystone
                                               ---------------------------------
                                             John B. Blystone
                                             Chairman, President and
                                             Chief Executive Officer

Date: November 13, 2001                           By /s/ Patrick J. O'Leary
                                                    -----------------------
                                                  Patrick J. O'Leary
                                                  Vice President Finance,
                                                  Treasurer and Chief
                                                  Financial Officer

Date: November 13, 2001                           By /s/ Ron Winowiecki
                                                    ----------------------------
                                                  Ron Winowiecki
                                                  Corporate Controller and
                                                  Chief Accounting Officer