Form 10-K
period 2001-12-31
SPX CORP
filed 2002-03-21
CIK 88205

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6948

SPX Corporation
(Exact name of registrant as specified in its charter)

Delaware	38-1016240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 One Wachovia Center 301 South College Street, Charlotte, NC 28202-6039
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:	704-347-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	New York Stock Exchange
Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes ☒  No ☐

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

$6,028,348,914 as of March 15, 2002

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

40,814,820 shares as of March 15, 2002

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for its Annual Meeting on April 24, 2002 are incorporated by reference into Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

PART I

ITEM 1.  BUSINESS

(All dollar amounts are in millions, except per share data)

FORWARD-LOOKING INFORMATION

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. In addition, our estimates of future operating results are based on our current complement of businesses, which is constantly subject to change as we implement our fix, sell or grow strategy.

SPX BUSINESS

We are a global multi-industry company focused on profitably growing our businesses that have scale and growth potential. Our strategy is to create market advantages through product and technology leadership, by expanding our service offerings to full customer solutions and by building critical mass through strategic acquisitions. We continually review each of our businesses pursuant to our “fix, sell or grow” strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. At any given time, we may engage in discussions with respect to potential acquisitions or dispositions in related or unrelated industries, asset sales or dispositions, and joint ventures, some of which may be material. We are a multinational corporation with operations in 21 countries and over 23,400 employees worldwide.

We are a global provider of technical products and systems, industrial products and services, flow technology and service solutions. We offer a diverse collection of products, which include networking and switching products, fire detection and building life-safety products, TV and radio broadcast antennas and towers, life science products and services, transformers, compaction equipment, high-integrity castings, dock products and systems, cooling towers, air filtration products, valves, back-flow protection and fluid handling devices, and metering and mixing solutions. Our products and services also include specialty service tools, diagnostic systems, service equipment and technical information services. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, financial services, transportation and power generation.

On May 24, 2001, we completed the acquisition of United Dominion Industries Limited (UDI) in an all-stock transaction valued at $1,066.9 including $128.0 of cash costs related to transaction fees and corporate change in control payments. We issued a total of 9.385 million shares (3.890 million from treasury) to complete the transaction. We also assumed or refinanced $884.1 of UDI debt bringing the total transaction value to $1,951.0. UDI, which had sales of $2,366.2 for the twelve months ended December 31, 2000, is included, in our financial statements beginning May 25, 2001, and is represented in the description of our company.

Pro forma revenues for 2001 and 2000 are presented below. The pro forma results reflect the acquisition of UDI on May 24, 2001 as if it occurred on January 1, 2000 and do not include the pro forma results of bolt-on acquisitions or divestitures, as in the aggregate they are not material under accounting guidelines requiring pro forma financial statements.

	2001	2000
Revenues:
Technical Products and Systems	$1,201.5	$957.3
Industrial Products and Services	1,782.4	1,928.0
Flow Technology	1,299.4	1,335.0
Service Solutions	725.4	824.8

Total	$5,008.7	$5,045.1

Technical Products and Systems

The Technical Products and Systems segment focuses on solving customer problems with complete technology-based systems. Our emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions. This segment includes operating units that design and manufacture networking and switching products for storage; data networks; fire detection and integrated building life-safety systems; TV and radio transmission systems; automated fare collection systems; laboratory centrifuges, incubators, ovens, testing chambers and freezers; electrical test and measurement solutions; cable and pipe locating devices; electrodynamic shakers; industrial ovens and equipment for the manufacture of silicon crystals.

The Technical Products and Systems segment includes six primary operating units:

•	Networking and switching products for storage and data;

•	Life sciences industry lab products;

•	Fire detection and building life-safety systems;

•	TV and radio transmission systems;

•	Automated fare collection systems; and

•	Cable location and inspection systems.

Networking and Switching Products — Our subsidiary, Inrange Technologies Corporation, makes up this unit. Inrange designs, manufactures, markets and services switching and networking products for storage and data networks. Inrange’s products provide fast and reliable connections among networks of computers and related devices, allowing customers to manage and expand large, complex storage networks efficiently, without geographic limitations. Inrange serves Fortune 1000 businesses and other large enterprises that operate large-scale systems where reliability and continuous availability are critical. Inrange’s “core-to-edge-to-anywhere” solutions solve the growing data storage challenges facing IT organizations, while providing investment protection and a proven foundation for future growth.

We believe that Inrange’s flagship product, the FC/9000, is the most scalable storage networking director-class switch available for Storage Area Networks (SANs). With an ability for customers to upgrade and scale to 256 ports without disrupting existing systems, the FC/9000 provides a platform from which enterprises can build storage networks that can be used in systems where reliability and continuous availability are critical. Inrange’s products are designed to be compatible with various vendors’ products and multiple communication standards and protocols. The products are distributed and supported through a combination of direct sales and service operations and indirect channels.

Inrange has built its existing FC/9000 directors based on ASIC’s licensed from Qlogic. Inrange is currently developing its next generation 2-gigabyte FC/9000 director that Inrange plans to release in 2002. In connection with this development, Inrange decided that in order to provide customers with scalability and investment protection with their existing 1-gigabyte FC/9000 directors, development will be completed internally. Inrange’s principal competitors are Brocade Communications Systems and McData Corporation.

Inrange’s strategy is to capitalize on its competitive strengths by pursuing the following: (1) leverage intellectual capital across storage and data networks; (2) cross-sell to existing customer base; (3) drive enhanced features and functions with software; (4) expand alliances and indirect channels of distribution and pursue strategic acquisitions; and (5) leverage its consulting business.

The Inrange business strategy is based on the following:

•	That data is, and will continue to be, one of the most valuable assets that a corporation owns, providing the key to competitiveness, corporate value, and strategy.

•	That the trend toward SANs will continue, due to a need for data access 24 hours a day, 7 days a week.

•	That, as the cost of storing data continues to decrease, more corporate applications will migrate to SANs.

•
That the need for business continuance applications like remote data mirroring and enterprise backup and recovery will further drive the need for storage networking products like those offered by Inrange.

•	That customers will want the implementation, administration, and expansion of storage area networks to be seamless and simple.

Given this market opportunity, in 2001 Inrange focused its strategic efforts on addressing the SAN industry. Inrange divested its telecommunications products, discountinued certain low volume product lines and products that were at the end of their life cycles, and redirected R&D resources to develop products that would make SAN implementations simple and straightforward. In addition, in 2001 Inrange acquired three consulting businesses to help customers plan, assess, and implement SANs and business continuance strategies. The three businesses were consolidated into a single subsidiary, Inrange Global Consulting.

In September 2000, Inrange issued its class B common stock for cash in an initial public offering. As a result of the initial public offering, we own approximately 89.5% of the outstanding shares of Inrange common stock. We own 100% of Inrange’s outstanding class A common stock, which represents approximately 98% of the combined voting power of all classes of Inrange voting stock. The Inrange IPO resulted in net cash proceeds to Inrange of $128.2 and a pre-tax gain of $98.0 ($57.6 after-tax) recorded in our consolidated financial statements in the third quarter of 2000.

For additional information about Inrange, please see Inrange’s annual report on Form 10-K and Inrange’s other public filings.

Life Sciences Industry Lab Products — This unit, Kendro produces and markets a wide range of lab application products including centrifuges, incubators, ovens, freezers and pathology equipment. Brand names include Revco, Harris, Puffer Hubbard, Queue, Jewett, Haraeus, Carr and Soval. The life sciences industry, Kendro’s primary market, continues to change significantly with the aging global population, the need to maintain or reduce health care costs, and scientific breakthroughs such as stem cell research and human genome technologies.

In July 2001, we acquired Kendro Laboratory Products with annual revenues of $200.0 and more than 1,200 employees. Kendro and Revco, SPX’s life-sciences business unit based in Asheville, North Carolina, are being integrated and are now collectively referred to as Kendro. Kendro is now positioned in this market with 50% of its revenues generated from outside the United States and manufacturing in both North America and Europe.

A diversified customer base, which includes academic and government based research, pharmaceutical and drug applications and firms in biotechnology, clinical laboratories and blood processing provides a strong base for Kendro’s end-to-end lab solutions.

Building Life-Safety Systems — This unit, Edwards Systems Technology (“Edwards”), produces and services fire detection products and integrated life-safety systems to protect buildings and their occupants. These products are sold under the EST, Mirtone, Edwards and Ziton brand names and also are sold under private brand names by a number of the world’s leading building automation companies. Edwards’ products range from sensing devices with associated alarms to microprocessor-based fire detection control equipment for commercial, institutional, and industrial customers. These systems take advantage of mandated fire protection standards by integrating additional building control systems and bringing security and access control up to fire system standards, which eliminates the need for separate installations for fire protection, access control, and closed circuit TV systems.

Edwards holds the exclusive worldwide license for occluded optical technology in the life-safety market. This patented technology provides an improved strobe light pattern, allowing for a low profile style that is aesthetically pleasing and more cost effective to manufacture and install. The acquisition of Ziton SA (Pty) Ltd. in September 2000 added complementary technology, improved Edwards’ global position and provided internationally based manufacturing capabilities. The unit’s main competitors include Simplex, Pittway and Cerberus.

TV and Radio Transmission Systems — Dielectric produces analog and digital TV and FM antennas, HF and MF antennas, transmission lines, towers and radio frequency filter systems for the TV market, and cable dehydrator systems for communications infrastructure. Its products are sold under the Dielectric brand name. Dielectric is a leading supplier in the United States of broadcast antenna systems, including an array of new products designed for the emerging digital transmission technology, which is commonly known as High Definition Television or HDTV. Dielectric also is a leading supplier of antennas to FM radio stations and cable pressurization equipment to telecommunications companies worldwide. Key competitors include Myat and Andrew.

One of the growth drivers for this business is the emergence of HDTV in the United States. The FCC has required that TV broadcasters transmit digital signals, which are required by HDTV, by 2003. Since the usage of digital TV in the United States is just beginning to emerge, TV broadcasters are required to continue to transmit analog signals simultaneously with digital signals. We expect Asia and South America to follow U.S. standards eventually, which may further induce growth in this business. In the meantime, the desire for dual systems continues to increase demand for analog antenna systems.

Our strategy for growing this business is to ultimately supply all the products and services in the transmission system from the output transmitter to the tower. Examples of this strategy include the acquisition of Central Tower and TCI in the first quarter of 2001. Central Tower is a multifunctional provider of communications structures including HDTV, broadcasting, two-way radio, cellular, paging and personal communications services. TCI offers core competencies in radio frequency design and integration, digital signal processing and expert application software design and development.

Automated Fare Collection Systems — This unit manufactures and sells automated fare collection systems for bus and rail transit systems, as well as for postal vending, under the GFI Genfare brand. GFI Genfare is a leader in bus fare collection systems in North America. GFI Genfare developed the Windows NT-based “System 7” management software for its new generation Odyssey fare box. This technology meets the demands of municipal transit systems by providing custom transit data analysis and reporting features. While GFI Genfare is a market leader in the bus market, it is a relatively small player in the rail business in which CUBIC Corporation is the market leader. Demand for automated fare transit systems and the level of federal funding is at a five-year high, which we expect to continue through 2002.

Cable Location and Inspection Systems — We manufacture and sell portable cable and pipe locators; line management systems for locating and identifying metallic sheathed fiber optic cable, horizontal boring guidance systems, inspection cameras and test sets at the Radiodetection unit located in Bristol, England. This business serves a wide customer base including utility and construction companies, municipalities, and the telecommunication industry. With approximately 50% of the unit’s revenues generated from the U.S., Radiodetection is well positioned to participate in the global marketplace. This unit’s strategy is to leverage its market position in the utility and telecommunications market by partnering with the Dielectric business to provide systems, services and full solutions to the markets they serve, provide leading edge technology and position for growth in emerging international markets.

Industrial Products and Services

The strategy of the Industrial Products and Services segment is to provide “Productivity Solutions for Industry”. This segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment. This segment includes operating units that design, manufacture, and market power transformers, hydraulic systems, high-integrity aluminum and magnesium die-castings, automatic transmission filters, industrial filtration products, dock equipment, material handling devices, electric resistance heaters, industrial ventilation equipment, soil, asphalt and landfill compactors, specialty farm machinery, and components for the aerospace industry.

The Industrial Products and Services segment includes seven primary operating units:

•	Power systems;

•	Compaction equipment;

•	High integrity die-castings;

•	Filtration systems;

•	Dock leveling systems;

•	Hydraulic systems; and

•	Heating and ventilation products.

Power Systems — We believe our power systems unit, Waukesha Electric Systems (“WES”), is the domestic leader in both medium and large power transformers. We believe we also are one of the nation’s foremost producers of modular substations. These products are sold under the Waukesha Electric Systems brand names to electrical utilities and heavy industries such as paper, steel, mining, chemical and petrochemical. Key competitors include Kuhlman, ABB and GE-Prolec.

Consumption of power is on the rise, and deregulation is driving demand from independent power producers and industrial consumers. Waukesha expects additional growth in an expanding customer base in the industrial, commercial and international markets. The acquisition of High Voltage Supply in October 2000 and Power Systems Development (“PSD”) in the fourth quarter of 2001 expanded the replacement parts service offerings of this business.

We plan to grow this business by expanding the modular substation product line and by making acquisitions like High Voltage Supply and PSD, which provide replacement parts and engineering services. The deregulation of the electric utility industry, which is causing the utilities to expand capacity, is also expected to drive WES’s sales. While we believe these are the market fundamentals for power systems, the announcement of bankruptcy proceedings by Enron has lead to a short-term change in the buying habits of WES customers. While we estimate that WES will perform at revenues and operating profit levels consistent with 2001 supported by it’s growth in service and after-market offerings, we will continue to monitor customer capital buying practices through 2002.

This unit also is working with the Department of Energy and a consortium of private companies to build the world’s largest high-temperature superconductivity power transformer. This new technology is intended over the long term, to provide performance and efficiencies in transmitting electrical power.

Compaction Equipment — Our BOMAG unit is a supplier of compactors, stabilizers, tampers and rollers to the infrastructure and road construction markets. It grew its global market share in 2001 to approximately 24% due to its strong technology, brand recognition and broad product offerings. Based in Boppard, Germany, BOMAG’s strategy is to focus on technological leadership and provide solutions to customers by lowering total cost of ownership. Since its acquisition on May 24, 2001, BOMAG has engaged in an aggressive restructuring plan focused on the following three strategies: (1) rationalizing global manufacturing capacity, (2) discontinuing or disposing of non-performing product lines and (3) achieving aggressive cost reductions through SPX’s procurement model. BOMAG’s competitors include Caterpillar, Ingersoll Rand and Dynapac for large compaction equipment and Wacker and Dynapac for light compaction products.

High integrity die-castings — This business produces precision aluminum and magnesium die-cast parts for automotive steering and suspension systems and other assorted automotive/light truck uses. Primary products in this area include steering column parts, rack-and-pinion components and other castings such as components for fuel systems, clutches and transmissions. Our proprietary P2000 casting process is also in demand in Europe, providing growth opportunities for this unit. Over the past two years, Contech has launched new programs that generated approximately $50.0 in new revenues and is expected to continue to grow, excluding the impact of acquisitions and divestitures, despite difficult industry conditions.

Filtration Systems — This unit is a leading producer of automatic transmission filters, filters for small engines and other industrial filtration products. It has a leading position in automatic transmission filters in the U.S. and Canadian OEM markets and after-markets, and the European OEM market. In the first quarter of 2001, this business acquired Carfel, a leading provider of after-market transmission filters and kits located in Miami, Florida. In the second quarter of 2001, Filtran announced a restructuring that consisted of the consolidation of its Toledo facility with the recently acquired Carfel facility in Miami, Florida. The unit is in the final stages of the restructuring plan, which will be completed within one year of the announcement.

Dock Leveling Systems — Dock Products, a manufacturer of a broad range of materials handling and other equipment for loading dock applications, participates primarily in the market for construction and after-market applications for industrial warehouses, manufacturing facilities, and large footprint retail stores as well as capital equipment markets through national accounts and independent distributors. The unit manufactures dock levelers and trailer restraints, and markets them under the Serco and Kelley brand names. It also produces dock seals and shelters under the Kelley Tufseal brand, and specially engineered dock doors under the TKO Door label. Finally, the unit markets its aftermarket products and services under the APS brand. In 2001, Dock Products consolidated seven manufacturing operations in North America into five manufacturing operations to rationalize capacity in the unit. Principal competitors include Rite-Hite, McGuire, Overhead Dock, and Wayne Dalton.

Hydraulic Systems — We believe this unit is a leading producer and marketer of medium and high-pressure hydraulic pumps and high force tools. These products are marketed under the SPX Fluid Power, Power Team and Hytec brand names. In March 2000, we completed the acquisition of Fenner Fluid Power, a provider of medium-pressure hydraulic power systems components with operations in Rockford, Illinois and Romford, England. In the first quarter of 2001, we acquired Smith’s Industries, which added additional hydraulic product lines in the U.K. market. Customers include the construction, aerospace and industrial maintenance markets. This business competes with Enerpac, Monarch, and Haldex Barnes.

Heating and Ventilation Products — The Marley Engineered Products unit offers a full range of heating and circulation products including baseboard, wall unit and portable heaters; commercial cabinet and infrared heaters; thermostats and controls; air curtains; air circulators; and heat circulating fans. Marley serves a diverse base of customers participating in the commercial, industrial and residential markets. Located in Bennettsville,

South Carolina, Marley markets its products under the Berko, Qmark, Farenheat, Aztec, Patton, and Leading Edge brand names. Principal competitors include TPI, Cadet, and Dimplex for heating products and we have various competitors for ventilation products.

Flow Technology

The Flow Technology segment designs, manufactures, and markets solutions and products that are used to process or transport fluids and in heat transfer applications. This segment includes operating units that manufacture pumps and other fluid handling machines, valves, cooling towers, boilers, leak detection equipment, and industrial mixers.

The Flow Technology segment includes five primary operating units:

•	Cooling tower technologies, products and services;

•	Valves and back-flow prevention devices;

•	Fluid systems;

•	Hydronic products, including gas and oil boilers; and

•	Compressed air and process gas systems.

Cooling Tower Technologies, Products and Services — Marley Cooling Technologies (“MCT”) provides a diversified product and service offering of cooling towers for power generation, refrigeration, HVAC and industrial uses. Products and services include large field erected products, factory assembled products and after-market reconditioning, components and services. Approximately 69% of revenues are realized from the industrial and HVAC markets with approximately 31% of MCT’s revenues realized from the power generation market. Approximately 26% of revenues are generated from customers outside of the United States. Competitors include Baltimore Aircoil, Balcke-Durr, Evapco, GEA, and Hamon.

In 2001, MCT introduced its new Modulus product which is a flexible modular application in the field erected market which significantly improves lead times, cost and installation efficiencies when compared against current product offerings. In addition, this business introduced Primus, a low cost factory assembled product which dramatically reduces lead time from order to final customer delivery. We expect to grow this business through increased customer focus, advanced technology offerings such as the Modulus and Primus products as well as the pursuit of synergistic acquisitions.

Since its acquisition on May 24, 2001, MCT has been engaged in an aggressive restructuring plan focused on the following four actions: (1) rationalizing global manufacturing capacity, (2) discontinuing or disposing of non-performing product lines and businesses, (3) progressive new product introductions including the field erected Modulus tower and the factory assembled Primus tower, both of which reduce lead times and unit costs, and (4) productivity improvements in operational and administrative functions.

Valves and Back-Flow Prevention Devices — SPX Valves and Controls is a leading producer of industrial valves for gases, liquids, slurries and dry solids. This unit sells products primarily to water supply and wastewater treatment plants, pulp and paper manufacturing and chemical processing industries under the DeZurik, PowerRac, Raven, FEBCO, K-Flow, Maxum, and Copes-Vulcan brand names. The acquisition of Copes-Vulcan in September 2000 provided new technology, complementary products and services, and an expanded international presence. In addition, the integration of UDI’s Mueller Steam and CMB businesses provides complementary product offerings. In the fourth quarter of 2001, this business announced the closure of three manufacturing facilities, including the CMB facility in Fresno, California, the Lake City, Pennsylvania manufacturing facility and a foundry in Sartell, Minnesota.

Fluid Systems — We are a global producer of industrial fluid mixers, agitators, handling equipment, and metering systems, which we sell to the water, waste water treatment, chemical processing, minerals processing and sanitary industries under the Lightnin, Bran & Luebbe and Waukesha Cherry Burrell brand names. This unit competes with Chemineer, EKATO and Lewa for mixers, agitators and metering systems and Fristam and Tri-

Clover for fluid handling equipment. We intend to grow this business by expanding our parts and service offerings, introducing new products and expanding our fluid systems offering to customers to offer enhanced capabilities to end users by providing process solutions.

Hydronic Products — Weil-McLain, a provider of residential and commercial hydronics products, offers a complete line of boilers and ancillary equipment which we believe has strong brand name recognition and is the leading domestic manufacturer of gas and oil fired cast iron boilers for space heating in residential and commercial applications.

Compressed Air and Process Gas Systems — Flair manufactures filters and dryer products and provides services for compressed air and process gas systems, including desiccant dryers, refrigerated dryers and filtration products. The unit services a broad range of industries including the petrochemical, power generation, electronics, and light manufacturing industries. Flair’s strategy is to leverage its market position and the Deltech brand name by growing after-market parts and services. Competitors include American Air, PECO and NAFCO.

Service Solutions

Service Solutions includes operations that design, manufacture and market a wide range of specialty service tools, hand-held diagnostic systems and service equipment, inspection gauging systems, and technical and training information, primarily to the franchised vehicle dealer industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities, and independent distributors.

The Service Solutions segment includes three operating units:

•	Diagnostic systems and service equipment;

•	Specialty tools; and

•	Technical information and other services.

Diagnostic Systems and Service Equipment — This unit, the largest of the Service Solutions segment, designs, manufactures and markets hand-held diagnostic systems and service equipment for OEMs, national accounts and independent repair facilities. Diagnostic systems are sold under the OTC, Bear, Tecnotest, Robinair and Allen Testproducts brand names. The products compete with brands such as Snap-On and ESP. We intend to grow this business by developing new service solution capabilities and strengthening alliances in hand-held diagnostics.

Specialty Tools — We believe this unit is the world leader in the design, manufacture, and marketing of specialty service tools for motor vehicle manufacturers’ dealership networks. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle systems design and the number of dealerships, and are not directly correlated to the volume of vehicles produced by the motor vehicle manufacturers.

Technical Information and Other Services — This unit provides customers with integrated service, technical and training information for vehicle OEMs, such as Ford and BMW. This unit also administers dealer equipment programs for OEMs, including General Motors, DaimlerChrysler, Nissan Motor, Hyundai, Mobil and Michelin.

JOINT VENTURES

EGS Electrical Group, LLC

The EGS Electrical Group is a joint venture between SPX and Emerson Electric. We currently hold a 44.5% interest in the joint venture which is being accounted for under the equity method of accounting. Operating in fifteen states and five foreign countries, EGS manufactures electrical fittings, hazardous location lighting, and power conditioning products. Approximately 15% of the venture’s assets are located outside the United States, primarily in Canada and France.

Assa Abloy Door Group, LLC

On May 31, 2001, we entered into a joint venture with Assa Abloy AB for the manufacture, sale and distribution of door products. We contributed our door products business, which was acquired in the UDI acquisition and had sales of $182.3 in 2000. Assa Abloy contributed its two door product manufacturing entities, the Curries Company and Graham Manufacturing Corporation. We received $96.0 in cash and a 20% ownership interest in the joint venture, which is being accounted for under the equity method of accounting. The joint venture agreement includes a put and call agreement that allows for the sale or purchase of our 20% interest in the joint venture, two years after its formation, to Assa Abloy at a pre-determined price.

INTERNATIONAL OPERATIONS

We are a multinational corporation with operations in twenty-one countries. Our international operations are subject to the risk of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments, and other risks attendant to the countries in which they are located.

Our total export sales from the United States to both affiliated and unaffiliated customers were as follows:

	2001	2000	1999
Export sales:
To unaffiliated customers	$497.1	$242.8	$247.5
To affiliated customers	91.7	81.7	80.1

Total	$588.8	$324.5	$327.6

See Note 4 to the consolidated financial statements for more information on our business segments and geographic areas.

RESEARCH AND DEVELOPMENT

We are actively engaged in research and development programs designed to improve existing products and manufacturing methods and to develop new products. These efforts encompass all of our products with divisional engineering teams coordinating their resources. We place particular emphasis on the development of new products that are compatible with, and build upon, our manufacturing and marketing capabilities.

We spent approximately $109.1 on research activities relating to the development and improvement of our products in 2001, $74.5 in 2000 and $76.0 in 1999.

PATENTS/TRADEMARKS

We own over 600 domestic patents, including over 40 domestic patents that were issued in 2001, and numerous foreign patents covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our businesses, we do not consider any single patent or trademark to be of such material importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Factors That May Affect Future Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Forward-Looking Information.”

RAW MATERIALS

We manufacture many of the components used in our products. We also purchase a variety of basic materials and component parts. We believe that we generally will be able to obtain adequate supplies of major items or reasonable substitutes at reasonable costs.

COMPETITION

Although our businesses are in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all of the same product lines or serve all of the same markets. In addition, reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovation. These methods vary with the type of product sold. We believe that we can compete effectively on the basis of each of these factors as they apply to the various products offered. See SPX Business for discussion of competitors by business.

ENVIRONMENTAL MATTERS

See Note 16, Commitments and Contingent Liabilities, of the consolidated financial statements for information regarding environmental matters.

EMPLOYMENT

At December 31, 2001, we had approximately 23,431 employees. Approximately 4,698 employees are represented by twenty-eight domestic and eight foreign collective bargaining units. We generally have experienced satisfactory labor relations at our various locations.

OTHER MATTERS

No customer or group of customers under common control accounted for more than 10% of our consolidated sales.

All of our businesses must maintain sufficient levels of working capital to support customer requirements, particularly inventory. Our businesses’ sales and payment terms are generally similar to our competitors.

Many of our businesses closely follow changes in the industries and end-markets that they serve. In addition, certain businesses have seasonal fluctuations. Our Technical Products and Systems and Flow Technology segments tend to be strong during the third and fourth quarters due to the purchasing patterns of customers at these businesses. The Industrial Products and Services segment is usually strongest in the second quarter primarily due to the seasonal demand for products of the compaction equipment division reported in this segment. The Service Solutions segment revenues primarily follow program launch timing for diagnostic systems and service equipment, the largest unit in this segment. See SPX Business for a discussion on the industries that influence our businesses.

ITEM 2.  PROPERTIES

The following is a list of our principal properties, classified by segment:

			Approximate Square Footage
	Location	No. of Facilities	Owned	Leased
			(in millions)
Technical Products and Systems	9 states and 4 foreign countries	36	0.6	0.9
Industrial Products and Services	18 states and 12 foreign countries	80	3.5	0.5
Flow Technology	20 states and 13 foreign countries	85	3.5	1.0
Service Solutions	5 states and 9 foreign countries	34	1.0	0.4

Total		235	8.6	2.8

In addition to manufacturing plants, we lease our executive offices, formerly in Muskegon, Michigan, now in Charlotte, North Carolina, and various sales and service locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes. Virtually all of these owned assets are collateral in our debt agreements. See Note 14 to the consolidated financial statements for further discussion of our debt agreements.

ITEM 3.  LEGAL PROCEEDINGS

See Note 16, Commitments and Contingent Liabilities, of the consolidated financial statements for a discussion of legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ADDITIONAL ITEM — EXECUTIVE OFFICERS OF REGISTRANT

Name and Age	Office	Executive Officer Since
John B. Blystone (48)	Chairman, President and Chief Executive Officer	1995	(1)
Christopher J. Kearney (46)	Vice President, Secretary and General Counsel	1997	(2)
Patrick J. O’Leary (44)	Vice President Finance, Treasurer and Chief Financial Officer	1996	(3)
Robert B. Foreman (44)	Vice President, Human Resources	1999	(4)
Thomas J. Riordan (45)	President, Service Solutions	1997	(5)
Lewis M. Kling (56)	President, Communications and Technology Systems	1999	(6)
Fredrick J. Florjancic (55)	President, Specialty Engineered Products	2001	(7)

(1)	Effective November 1995, Mr. Blystone was elected Chairman, President and Chief Executive Officer.

(2)
Effective February 1997, Mr. Kearney was appointed Vice President, Secretary and General Counsel. From April 1995 through January 1997, he served as Senior Vice President and General Counsel of Grimes Aerospace Company. From September 1988 through April 1995, he was Senior Counsel at GE Plastics business group of General Electric Company.

(3)
Effective October 1996, Mr. O’Leary was appointed Vice President Finance, Treasurer, and Chief Financial Officer. From 1994 through September 1996, he served as Chief Financial Officer and director at Carlisle Plastics, Inc. From 1982 through 1994, he served in various managerial capacities at Deloitte & Touche LLP, becoming Partner in 1988.

(4)
Effective May 1999, Mr. Foreman was appointed Vice President, Human Resources. From 1992 through April 1999, he served as Vice President, Human Resources at PepsiCo International, based in Asia Pacific where he worked for both the Pepsi and Frito-Lay International businesses. From 1986 through 1992, he served in various managerial capacities in PepsiCo’s domestic operations.

(5)
Effective October 1997, Mr. Riordan was appointed President, Service Solutions. From February 1996 through September 1997, he served as President of the OE Tool & Equipment division of the company. From September 1994 through January 1996, he served as President of Consolidated Sawmill Machinery International, Inc. From 1991 through 1994, he was Vice President of Manufacturing at IVEX Corporation.

(6)
Effective December 1999, Mr. Kling was elected an officer of the company. In December 1998, Mr. Kling was appointed President, Communications and Technology Systems. From June 1997 through October 1998, he served as President, Dielectric Communications. From December 1994 to June 1997, he served as

Senior Vice President and General Manager of Commercial Avionic Systems business of Allied Signal Corporation. From June 1990 through December 1994, he was Vice President & General Manager of the Electronic Systems Division of Harris Corporation.

(7)
Effective June 2001, Mr. Florjancic was elected an officer of the company. In May 2001, he was appointed President, Specialty Engineered Products. Mr. Florjancic served as President and CEO of Office Innovations, Inc. from 2000 through June 2001. From 1995 to 2000 he served as Group President and CEO of Brunswick Indoor Recreation Group and was a corporate vice president. From 1988 to 1995 he served as President and CEO of Brunswick Bowling and Billiards Corporation. From 1985 to 1988 Mr. Florjancic served as Vice President of Finance and Treasurer of Brunswick Corporation.

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol “SPW.”

Set forth below are the high and low sales prices for SPX common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2001 and 2000.

	High	Low
2001
4th Quarter	$137.98	$ 77.30
3rd Quarter	128.67	75.00
2nd Quarter	130.05	84.99
1st Quarter	118.75	88.00
2000
4th Quarter	$147	$ 90 1/2
3rd Quarter	186	118 5/16
2nd Quarter	124 1/2	89 7/8
1st Quarter	122	74

We have not paid dividends in 2001 or 2000, and we do not intend to pay dividends on our common stock. We have determined that for the foreseeable future any distribution of earnings will be in the form of open stock market purchases when deemed appropriate by management and the Board of Directors. At March 15, 2002, we are authorized to repurchase $111.2 million of our shares. See “Stock Buyback” under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Condition.

The approximate number of shareholders of record of our common stock as of December 31, 2001 was 5,577.

We are subject to a number of restrictive covenants under various debt agreements. Please see Note 14 to the consolidated financial statements for further discussion.

ITEM 6.  SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	2001	2000	1999	1998	1997
	(In millions, except per share amounts)
Summary of Operations (1)
Revenues	$4,114.3	$2,678.9	$2,712.3	$1,825.4	$1,954.6 (9)
Operating income (loss) (2)	420.3	276.1	313.4	(39.5)	181.5
Gain on Issuance of Inrange Stock (3)	—	98.0	—	—	—
Other (expense) income, net (4)	(7.6)	22.2	64.3	(0.5)	72.7
Equity earnings in joint ventures (5)	35.0	34.3	34.7	40.2	11.8
Interest expense, net (6)	(133.7)	(95.0)	(117.6)	(45.1)	(13.2)

Income (loss) before income taxes	314.0	335.6	294.8	(44.9)	252.8
Income tax (expense) benefit	(141.0)	(137.3)	(187.3)	3.2	(121.8)

Income (loss) from continuing operations	173.0	198.3	107.5	(41.7)	131.0
Discontinued operation, net of tax	—	—	—	—	2.3
Cumulative effect of accounting change (7)	—	—	—	—	(3.7)
Extraordinary item, net of tax	—	(8.8)	(6.0)	—	—

Net income (loss)	$173.0	$189.5	$101.5	$(41.7)	$129.6

Income (loss) per share from continuing operations:
Basic	$4.77	$6.15	$3.50	$(1.94)	$6.23
Diluted	4.67	5.97	3.46	(1.94)	6.22
Weighted average number of common shares outstanding:
Basic	36.3	30.8	30.8	21.5	21.0
Diluted	37.1	31.8	31.1	21.5	21.1
Dividends paid	—	—	—	820.7 (8)	51.7
Other Financial Data:
Total assets	$7,080.1	$3,164.6	$2,846.0	$2,968.3	$1,388.0
Total debt	2,612.4	1,295.6	1,114.7	1,515.6	216.4
Other long-term obligations	1,356.2	595.5	521.8	431.9	174.4
Shareholders’ equity	1,715.3	608.2	552.3	390.5	629.7
Capital expenditures	150.0	123.3	102.0	69.2	56.5
Depreciation and amortization	174.9	110.9	105.4	69.4	65.3

(1)
On May 24, 2001, we completed the acquisition of UDI in an all-stock acquisition. See Note 3 of the consolidated financial statements for further discussion. On October 6, 1998, we completed the merger of SPX and General Signal Corporation (GSX), which was accounted for as a reverse acquisition of SPX by GSX.

(2)
In 2001, we recorded $101.4, of special charges, of which $13.5 is recorded in cost of products sold, primarily associated with the restructuring initiatives to consolidate manufacturing facilities, rationalize certain product lines and asset impairments, as well as costs associated with the relocation of our corporate offices to Charlotte, North Carolina.

In 2001, we recorded a $15.6 net gain primarily related to an arbitration award from Snap-On Incorporated. See Note 16 to the consolidated financial statements for further discussion.

In 2000, we recorded special charges of $103.2, of which $12.3 is recorded in cost of products sold, primarily associated with restructuring initiatives to consolidate manufacturing facilities, rationalize certain product lines and asset impairments.

In 1999, we recorded special charges of $38.4 associated with restructuring actions initiated throughout the businesses.

In 1998, we recorded special charges of $101.7, which included $69.3 of costs associated with closing the former GSX corporate office and $32.4 of restructuring costs related to GSX operations. Additionally, we recorded $102.7 of other one-time charges related to the General Signal merger and other restructuring.

In 1997, we recorded $27.9 of charges for asset valuations, restructuring charges, lease termination costs and other matters, offset by a $10.0 gain on the settlement of patent litigation and the sale of related patents.

(3)
In 2000, our Inrange Technologies subsidiary, issued 8.855 shares of its class B common stock for cash in an initial public offering. Accordingly, we recorded a $98.0 pretax gain. See Note 6 to the consolidated financial statements for further discussion.

(4)	We recorded a $11.8 loss on the sale of our GS Electric business. See Note 3 to the consolidated financial statements for further discussion.

In 2000, we recorded a $23.2 gain on the settlement of a patent infringement suit against American Power Conversion Corporation. See Note 16 to the consolidated financial statements for further discussion.

In 1999, we recorded net gains of $23.8 associated with the divestiture of Best Power and $29.0 associated with the divestiture of Dual-Lite and an investment in a Japanese joint venture. We also recorded a gain of $13.9 on the sale of marketable securities.

In 1997, we recorded a $63.7 gain on the sale of General Signal Power Group and a $9.0 gain on the sale of an equity interest in a Mexican company.

(5)
These amounts represent our share of the earnings of EGS, formed during the third quarter of 1997, and our door products venture, formed with Assa Abloy in the second quarter of 2001. See Note 7 to the consolidated financial statements for further discussion.

(6)	The increase in interest expense after 2000 relates to the UDI acquisition. The increase in interest expense after 1997 relates to the General Signal merger.

(7)
In November 1997, the Emerging Issues Task Force of the FASB issued consensus 97-13, “Accounting for Costs Incurred in Connection with a consulting Engagement or an Internal Project that Combines Business Process and Reengineering and Information Technology Transformation” (EITF 97-13). EITF 97-13 required all previously capitalized business process reengineering costs to be expensed as a cumulative effect of a change in accounting principle. We recorded a charge of $3.7, net of tax, in connection with EITF 97-13 in the fourth quarter of 1997.

(8)	Includes the special dividend of $784.2 related to the General Signal merger in 1998.

(9)	During the third quarter of 1997, we sold General Signal Power Group and contributed substantially all of the assets of General Signal Electrical Group to EGS.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following should be read in conjunction with our consolidated financial statements and the related notes. All dollar and share amounts are in millions except per share and per LYON amounts.

Forward-Looking Information

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. In addition, our estimates of future operating results are based on our current complement of businesses, which is constantly subject to change as we implement our fix, sell or grow strategy.

Overview

We are a global multi-industry company focused on profitably growing our businesses that have scale and growth potential. Our strategy is to create market advantages through product and technology leadership, by expanding our service offerings to full customer solutions and by building critical mass through strategic acquisitions. We continually review each of our businesses pursuant to our “fix, sell or grow” strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. At any given time, we may engage in discussions with respect to potential acquisitions or dispositions in related or unrelated industries, asset sales or dispositions, and joint ventures, some of which may be material. We are a multinational corporation with operations in 21 countries and over 23,400 employees worldwide.

We are a global provider of technical products and systems, industrial products and services, flow technology and service solutions. We offer a diverse collection of products which include networking and switching products, fire detection and building life-safety products, TV and radio broadcast antennas and towers, life science products and services, transformers, compaction equipment, high-integrity castings, dock products and systems, cooling towers, air filtration products, valves, back-flow protection and fluid handling devices, and metering and mixing solutions. Our products and services also include specialty service tools, diagnostic systems, service equipment and technical information services. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, financial services, transportation and power generation.

Below is a summary of certain highlights included in the accompanying financial statements.

Acquisitions

We use acquisitions as a part of our strategy to acquire access to new technologies, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. Accordingly, we have used $528.1, $220.8 and $96.4 of cash in 2001, 2000 and 1999, respectively, to invest in business acquisitions, net of cash acquired. In addition, on May 24, 2001, we completed the acquisition of United Dominion Industries Limited, (“UDI”), in an all-stock transaction valued at $1,066.9, including $128.0 for cash expenses associated with transaction costs and corporate change in control payments. A total of 9.385 shares were issued (3.890 from treasury) to complete the transaction. We also assumed or refinanced $884.1 of UDI debt, bringing the total transaction value to $1,951.0. UDI manufactured proprietary engineered and flow technology products primarily for industrial and commercial markets worldwide. UDI, which had sales of $2,366.2 in 2000, is included in our financial statements beginning May 25, 2001 and is represented in the description of our company.

All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of consolidated income include the results of each acquired business upon acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by independent appraisals and management based on information available and on assumptions as to future operations. We complete our reviews and determinations of the fair value of the assets acquired and liabilities assumed within one year after acquisition. These reviews include finalizing any strategic reviews of the businesses acquired and our plans to integrate its operations, evaluating the contingent and actual liabilities assumed, and obtaining final appraisals of the tangible and intangible assets acquired. The allocation of the purchase price is subject to revision for up to one year from the acquisition date.

As a result of these acquisitions, in particular UDI, we incur integration expenses for the incremental costs to exit and consolidate activities at the acquired companies’ locations, to involuntarily terminate employees, and for other costs to integrate operating locations and other activities of the acquired companies with SPX. United States generally accepted accounting principles (“GAAP”) require us to reflect these acquisition integration expenses, to the extent that they are not associated with the generation of future revenues and have no future economic benefit, as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require us to record acquisition integration expenses associated with integrating existing SPX operations into acquired company locations as period expenses. These expenses are recorded as “Special Charges” and are discussed later in this MD&A.

The acquisition integration liabilities are based on our integration plans, which generally focus on three key areas of integration: (1) manufacturing process and supply chain rationalization, including plant closings, (2) elimination of redundant administrative overhead and support activities, and (3) restructuring and repositioning sales and marketing organizations to eliminate redundancies in these activities. For these actions, we expect that the termination of employees and consolidation of facilities will be substantially complete within one year of the date of acquisition.

In total, we expect to close or sell approximately 49 former UDI manufacturing, sales and administrative facilities. As of December 31, 2001, 42 facility closures or dispositions have been announced and 34 completed. We expect that additional charges associated with these actions will be incurred in 2002 but we do not expect these to be material.

Excluding businesses sold, we expect to reduce the former UDI workforce by approximately 2,500 employees, of which 2,053 had been reduced at December 31, 2001. Terminated UDI employees who qualify will have their severance benefits paid out of SPX pension plan assets. These special termination benefits are accounted for as retirement benefits and special termination benefits in accordance with SFAS 87 and SFAS 88. During 2001, $9.1 of pension assets were used to fund employee severance costs and of the remaining $29.1 workforce reduction obligation, we expect that $16.4 of pension assets will be used to fund these severance benefits. Other cash costs primarily represent facility holding costs, supplier cancellation fees, and the relocation of UDI personnel associated with plant closings and product rationalization. We expect that the termination of employees and consolidation of facilities will be substantially complete within one year of the date of acquisition. Anticipated savings from these cost reduction and integration actions are expected to exceed $120.0 on an annualized basis.

Employee reductions associated with sold businesses approximate 838 as of December 31, 2001.

We amortize goodwill and intangible assets associated with acquisitions on a straight-line basis over lives ranging from 10 to 40 years. In determining the estimated useful lives, we consider the nature, competitive position, life cycle position, and historical and expected future operating income of each acquired company, as well as our commitment to support these acquired companies through continued investment in capital expenditures, operational improvements and research and development. We are required to adopt Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles” (“SFAS No. 142”) in 2002. See “New Accounting Pronouncements” section in this MD&A for further discussion.

Other than UDI, these acquisitions are not material individually or in the aggregate.

Business Segment Information

In the second quarter of 2001, we began reporting our results of operations in four segments, Technical Products and Systems, Industrial Products and Services, Flow Technology, and Service Solutions. The new structure reflects the acquisition of UDI and aligns financial reporting with the operating structure of the organization.

Technical Products and Systems

The Technical Products and Systems segment focuses on solving customer problems with complete technology-based systems. Our emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions. This segment includes operating units that design and manufacture networking and switching products for storage; data networks; fire detection and integrated building life-safety systems; TV and radio transmission systems; automated fare collection systems; laboratory centrifuges, incubators, ovens, testing chambers and freezers; electrical test and measurement solutions; cable and pipe locating devices; electrodynamic shakers; industrial ovens and equipment for the manufacture of silicon crystals.

Primary businesses in the Technical Products and Systems include the following:

Inrange specializes in the design, manufacture, marketing and service of networking and switching products for storage and data networks, including fibre channel directors for storage area networks. Inrange participates in the storage area network (SAN) market which continues to go through dramatic change. Although affected by the events of September 11, the market continues to expand with Inrange participating largely in the high-end of the market as illustrated by our shipment of the industry’s first 256 port director in the fourth quarter of 2001. Despite our decision to exit certain telecom products in mid-2001 and a natural decline in legacy storage network products, we expect that Inrange’s overall revenues will increase by over 10% in 2002. In addition, to improve overall profitability at Inrange, a restructuring plan was completed in the fourth quarter of 2001, which reduced the workforce of Inrange, by approximately 12%.

Kendro, which participates in the life sciences industry, is positioned to participate in this changing market. The life sciences industry continues to move through significant change with the aging global population, the need to maintain or reduce health care costs and scientific breakthroughs including stem cell research and human genome technologies. Kendro, which generates 50% of its revenues from markets outside the United States, is positioned to provide a wide range of lab application products including centrifuges, incubators, freezers, refrigerators, ovens and repository products and services.

Edwards Systems Technology (“Edwards”) provider of fire detection and building life-safety systems, primarily participates in the non-residential facility construction industry. This market experienced a downturn in 2001 and it is expected that these market conditions will continue well into the 2002 reporting period. Edwards continued to perform well in this market with moderate growth in 2001 due to its unique technology position which is driven from its worldwide license for occluded optical technology, the demand for integrated fire and security systems and the demand for updated building codes in developing countries. Edwards’ systems take advantage of mandated fire protection standards and the unit has launched new products to integrate additional building control systems and bringing security and access control up to fire system standards. Edwards’ new products eliminate the need for separate installations for fire protection, access control, and closed circuit TV systems. We expect that Edwards will continue to experience moderate growth in 2002.

Dielectric produces analog and digital TV and FM antennas, HF and MF antennas, transmission lines, towers and radio frequency filter systems for the TV market, and cable dehydrator systems for communications infrastructure. Dielectric is a leading supplier in the United States of broadcast antenna systems, including an array of new products designed for the emerging digital transmission technology, which is commonly known as High Definition Television, or HDTV. Dielectric also is a leading supplier of antennas to FM radio stations and cable pressurization equipment to telecommunications companies worldwide. One of the growth drivers for this business is the emergence of HDTV in the United States. The FCC has required that TV broadcasters transmit digital signals, which are required by HDTV, by 2003. Since the usage of digital TV in the United States is just beginning to emerge, TV broadcasters are required to continue to transmit analog signals simultaneously with digital signals. Due to these industry conditions, combined with Dielectric’s strong market position, the unit experienced strong revenue growth, excluding acquisitions and divestitures, in 2001. We expect these trends to continue in 2002. Dielectric acquired two companies in 2001, Central Tower, a multi-functional provider of communication structures, and TCI, which provides software design and development for radio frequency and digital signal processing applications.

GFI Genfare manufactures and sells automated fare collection systems for bus and rail transit systems, as well as for postal vending. GFI Genfare is the leader in bus fare collection systems in North America. Both demand for automated fare transit systems and the level of federal funding are at a five-year high, which we expect to continue through 2002.

Radiodetection manufactures and sells portable cable and pipe locators, line management systems for locating and identifying metallic sheathed fiber optic cable, horizontal boring guidance systems, inspection cameras, and test sets. This business serves a wide customer base including utility and construction companies, municipalities, and the telecommunication industries. 50% of the unit’s revenues are generated domestically. The unit’s revenues closely follow the industry cycles of the markets it serves.

Industrial Products and Services

The strategy of the Industrial Products and Services segment is to provide “Productivity Solutions for Industry”. This segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment. This segment includes operating units that design, manufacture, and market power transformers, hydraulic systems, high-integrity aluminum and magnesium die-castings, automatic transmission filters, industrial filtration products, dock equipment, material handling devices, electric resistance heaters, soil, asphalt and landfill compactors, specialty farm machinery, as well as components for the aerospace industry.

Primary businesses in the Industrial Products and Services segment include the following:

Waukesha Electric Systems (“WES”), we believe, is the domestic leader in both medium and large power transformers. We believe we are also one of the nation’s foremost producers of modular substations. These products are sold under the Waukesha Electric Systems brand names to electrical utilities and heavy industries such as paper, steel, mining, chemical and petrochemical. Consumption of power has been on the rise, and deregulation is driving demand from independent power producers and industrial consumers. We believe Waukesha has prospects for additional growth in an expanding customer base in the industrial, commercial and international markets. The acquisition of High Voltage Supply in October 2000 and Power Systems Development (“PSD”) in the fourth quarter of 2001 expanded the replacement parts service offerings of this business. While we believe the fundamentals of this market remain, the announcement of bankruptcy proceedings by Enron has lead to a short-term change in the buying habits of WES customers. We expect that WES 2002 performance will be consistent with 2001, supported by its growth in service and after-market offerings.

BOMAG, supplier of compactors, stabilizers, tampers and rollers to the infrastructure, and road construction markets, was able to grow global market share in 2001 to approximately 24% due to its strong technology, brand recognition and broad product offerings. The global infrastructure market that BOMAG participates in experienced a significant decline in 2001, particularly in North America. We expect that these overall trends will continue in 2002 leading to flat to 2% lower revenue, excluding the impact of acquisitions and divestitures, in 2002. Since its acquisition on May 24, 2001, BOMAG has engaged in an aggressive restructuring plan focused on the following three actions: (1) rationalizing global manufacturing capacity, (2) discontinuing or disposing of non-performing product lines and (3) achieving aggressive cost reductions through SPX’s procurement model. These actions led to improved operating margins in 2001, and we believe they will contribute to the unit’s performance in 2002.

Contech, provider of high quality, precision aluminum and magnesium die-cast parts for automotive steering and suspension systems, and Filtran, a leading producer of automatic transmission filters, primarily participate in the car and light truck vehicle component industry. Over the last few years, this industry has experienced unprecedented production levels in North America. In mid-2001, production levels started to experience a decline due to a reduction in demand for car and light trucks. Despite this decline, Contech experienced growth of approximately 12% in 2001 due to its unique casting process and market position. Over the past two years Contech has launched new programs that generated approximately $50.0 in new revenues. We expect this business to continue to grow, although current industry forecasts indicate a flat or slightly down car and light vehicle production for North America in 2002 compared to 2001.

Filtran, which provides products to both automotive and industrial customers, experienced declines in 2001 consistent with industry conditions. In the first quarter of 2001, this business acquired Carfel, a leading provider of after-market transmission filters and kits located in Miami, Florida. In the second quarter of 2001, Filtran announced a restructuring that consisted of the consolidation of its Toledo facility with the recently acquired Carfel facility in Miami, Florida. The unit is in the final stages of the restructuring plan, and we expect they will be completed within one year of the announcement.

Fluid Power, we believe, is a leading producer of high-pressure hydraulic pumps and high force tools. In March 2000, we completed the acquisition of Fenner Fluid Power, a provider of medium-pressure hydraulic power systems components with operations in Rockford, Illinois and Romford, England. In addition, in the first quarter of 2001 we acquired Smith’s Industries, which added additional hydraulic product lines in the U.K. market. The unit announced in the third quarter of 2000 and first quarter of 2001, the consolidation of two manufacturing facilities in North America and two manufacturing facilities in England, respectively. The restructuring actions were announced to primarily rationalize manufacturing capacity and reduce operating costs.

Dock Products, manufacturer of a broad range of materials handling and other equipment for loading dock applications, experienced a decline in revenues in 2001 consistent with general industry conditions in non-residential facility construction. The market for Dock Products is primarily driven from construction of warehouse and distribution centers, manufacturing facilities, and large footprint retail stores and the aftermarket parts and services business. We expect this market to remain soft during 2002. In 2001, Dock Products consolidated from seven manufacturing operations in North America into five manufacturing operations to rationalize capacity in the unit.

Marley Engineered Products produces heating and ventilation products including baseboard, wall unit, and portable heaters; commercial cabinet and infrared heaters; thermostats and controls; air curtains; air circulators; and heat circulating fans. The unit serves a diverse base of customers participating in the commercial, industrial, and residential markets. Customer buying habits in these markets are largely driven from seasonal weather patterns for the respective heating and ventilation products.

Flow Technology

The Flow Technology segment designs, manufactures, and markets solutions and products that are used to process or transport fluids and in heat transfer applications. This segment includes operating units that manufacture pumps and other fluid handling machines, valves, cooling towers, boilers, leak detection equipment, and industrial mixers.

Primary businesses in the Flow Technology segment include the following:

Marley Cooling Technologies (“MCT”) provides a diversified product and service offering of cooling towers for power generation, refrigeration, HVAC and industrial uses. Approximately 69% of revenues are realized from the industrial and HVAC markets with approximately 31% of MCT’s revenues realized from the power generation market. Approximately 31% of revenues are generated from customers outside of the United States. Due to MCT’s market position in the United States and its advanced technology standing in the industries served, we expect MCT to continue experiencing growth, excluding acquisitions and dispositions, with particular strength in large field erected tower products. Since its acquisition on May 24, 2001, MCT has been engaged in an aggressive restructuring plan focused on the following four actions: (1) rationalizing global manufacturing capacity, (2) discontinuing or disposing of non-performing product lines and businesses, (3) progressive new product introductions including the field erected Modulus tower and the factory assembled Primus tower which both reduce lead times and unit costs and (4) productivity improvements in operational and administrative functions. These actions led to improved operating margins in 2001 and we believe they will contribute to the unit’s performance in 2002.

SPX Valves and Controls, a leading producer of industrial valves for gases, liquids, slurries and dry solids, sells products primarily to water supply and wastewater treatment plants, pulp and paper manufacturing and chemical processing industries under the DeZurik, PowerRac, Raven, FEBCO, K-Flow, Maxum, and Copes-Vulcan brand names. The acquisition of Copes-Vulcan in September 2000 provided new technology, complementary products and services, and an expanded international presence. In addition, the integration of UDI businesses Mueller Steam and CMB provides complementary product offerings. The process equipment markets were mixed in 2001 and we expect this to continue into 2002. In the fourth quarter of 2001, this business announced the closure of three manufacturing facilities including the CMB facility in Fresno, California, the Lake City manufacturing facility and a foundry in Sartell, Minnesota. We expect the consolidation, which includes plans to outsource certain casting operations, and relocate product lines between existing facilities in North Carolina and Minnesota, to be completed by the end of the third quarter 2002.

We provide fluid systems under the Lightnin, Bran & Luebbe and Waukesha Cherry Burrell brand names to manufacture and sell industrial fluid mixers, agitators, handling equipment and metering systems, which we sell to the water, waste water treatment, chemical processing, minerals processing and sanitary industries. The majority of the process equipment markets were mixed in 2001. While the fluid systems’ revenues largely follow general economic conditions, our strategy is to grow by expanding our parts and service offerings, introducing new products and growing our fluid systems offering to customers to offer enhanced capabilities to end users by providing process solutions. Our fluid systems business is engaged in aggressive cost reduction plans in response to market conditions and to improve operating margins.

Weil-McLain, provider of residential and commercial hydronics products, offers a complete line of boilers and ancillary equipment which we believe has strong brand name recognition and is the leading domestic manufacturer of gas and oil fired cast iron boilers for space heating in residential and commercial applications.

Flair manufacturers filters and dryer products and provides services for compressed air and process gas systems, primarily participates in the petrochemical, power generation, electronics and light manufacturing industries. In addition, Flair provides after-market parts and services to these industries. Flair’s products have short lead times and therefore the revenues of this business closely follow the markets in which they participate.

Service Solutions

The Service Solutions segment includes operations that design, manufacture, and market a wide range of specialty tools, hand-held diagnostic systems and service equipment, inspection gauging systems, and technical and training information.

Service Solutions, which sells primarily to franchised vehicle dealers, national accounts and independent repair facilities, is largely influenced by the product launch schedules of North American and European vehicle manufacturers and capital buying decisions of large national transportation accounts. Due to general economic conditions in the United States market and a delay in vehicle product launch schedules, Service Solutions experienced significant revenue decline in 2001. We expect revenues to continue declining early in 2002 with moderate increases in the last half of the year driven from scheduled new product launches. In total, we expect revenues in 2002 to be flat on a comparable basis to 2001.

In the second quarter of 2001, the segment recorded a restructuring charge associated with workforce reductions and asset impairments associated with exiting the dynometer-based emissions business in North America and closing a facility in France. We expect that we will complete the exit of this business by the end of 2002 other than remaining long-term contractual commitments. In addition, Service Solutions has been actively integrating the Advanced Test and Instrumentation Product Lines acquired from UDI on May 24, 2001. These restructuring actions are expected to improve operating margins in 2002.

Joint Ventures

EGS Electrical Group, LLC

The EGS Electrical Group is a joint venture between SPX and Emerson Electric. We currently hold a 44.5% interest in the joint venture. EGS operates in fifteen states and five foreign countries and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. Approximately 15% of the venture’s assets are located outside the United States, primarily in Canada and France. We account for our investment in EGS under the equity method of accounting, on a three-month lag basis. We typically receive the majority of our share of this joint venture’s earnings in cash dividends.

Assa Abloy Door Group, LLC

On May 31, 2001, we entered into a joint venture with Assa Abloy AB for the manufacture, sale and distribution of door products. We contributed our door products business, which was acquired in the UDI acquisition and had sales of $182.3 in 2000. Assa Abloy contributed the Curries Company and Graham Manufacturing Corporation, Assa Abloy’s two door product manufacturing entities. As part of the transaction we received $96.0 in cash and a 20% ownership interest in the joint venture, which is being accounted for under the equity method of accounting. The joint venture agreement includes a put and call agreement that allows for the sale or purchase of our 20% interest in the joint venture, two years after its formation, to Assa Abloy at a pre-

determined price. Accordingly, we expect this joint venture to end in June 2003. We typically receive the majority of our share of this joint venture’s earnings in cash dividends.

Special Charges

As part of our Value Improvement Process®, we right-size and consolidate operations to drive results. Additionally, due to our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity to maximize EVA improvement. As an outcome of this process, we recorded special charges of $87.9 in 2001, $90.9 in 2000 and $38.4 in 1999. These special charges are primarily associated with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. In addition, we recorded charges to cost of goods sold of $13.5 and $12.3 in 2001 and 2000, respectively, for discontinued products associated with restructuring and other product changes.

The components of the charges have been computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies and local laws. The purpose of these restructuring initiatives is to improve profitability, streamline operations, reduce costs, and improve efficiency. We expect to take a charge against earnings in 2002, that cannot be fully quantified at this time, but may be material, in connection with implementing additional costs reduction actions at certain of our businesses. We estimate that we will achieve operating cost reductions in 2002 and beyond through reduced employee, manufacturing and other facility costs.

EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when, management having the appropriate level of authority to involuntarily terminate employees, approves and commits us to the plan of termination, establishes the benefits that current employees will receive upon termination, and prior to the date of the financial statements, the benefit arrangement is communicated to employees. The communication of the benefit arrangement includes sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are terminated. All restructuring actions taken by the company are expected to be completed within one year from the time of announcement.

Other exit costs are costs resulting from an exit plan that are not associated with or that do not benefit activities that will be continued. We record that cost if it is not associated with or is not incurred to generate revenues after the exit plan’s commitment date, and it meets either of the following criteria: (1) the cost is incremental to other costs that we incur in the conduct of our activities prior to the commitment date and will be incurred as a direct result of the exit plan, or (2) the cost represents amounts that we will incur under a contractual obligation that existed prior to the commitment date and will either continue after the exit plan is completed with no economic benefit to us or be a penalty incurred by us to cancel the contractual obligation.

We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, goodwill and intangible assets have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable.

If events and circumstances indicate that the long-lived assets, including intangible assets subject to amortization, should be reviewed for possible impairment, we use projections to assess whether future cash flows or operating income (before amortization) on a non-discounted basis related to the tested assets is likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate. Should impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis. We are required to adopt Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment and disposal of Long-Lived Assets” (“SFAS No. 144”) in 2002. See “New Accounting Pronouncements” section in this MD&A for further discussion.

Inrange IPO

In September 2000, Inrange Technologies, one of our subsidiaries in the Technical Products and Systems segment, issued 8.855 shares of its class B common stock for cash in an initial public offering. We own 75.633 shares of Inrange class A common stock. Holders of class B common stock generally have identical rights as class A common stock except for voting and conversion rights. The holders of class A common stock are entitled to five votes per share and the holders of class B common stock are entitled to one vote per share. Holders of class B common stock have no conversion rights. As a result of the initial public offering, we own 89.5% of the total number of outstanding shares of Inrange common stock. We own 100% of the outstanding class A common stock, which represents 98% of the combined voting power of all classes of Inrange voting stock. Proceeds from the offering, based on the offering price of $16.00 per share, net of expenses, were $128.2. We accounted for the proceeds of the offering in accordance with Staff Accounting Bulletin No. 51. “Accounting by the Parent in Consolidation for Sale of Stock in Subsidiary”. In accordance with the selected accounting policy, we recorded a pretax gain of $98.0 in the third quarter of 2000.

Litigation, Environmental, and Self-Insurance Matters

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, in connection with our acquisitions, we may become subject to significant claims of which we were unaware at the time of the acquisition or the claims that we were aware of may result in our incurring a significantly greater liability than we anticipated. We maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance to protect us against potential loss exposures. We expect this insurance to cover a portion of these claims. In addition, we believe we are entitled to indemnification from third parties for some of these claims.

In our opinion, these matters are either without merit or are of a kind as should not have a material adverse effect individually and in the aggregate on our financial position, results of operations, or cash flows if disposed of unfavorably. However, we cannot assure you that recoveries from insurance or indemnification claims will be available or that any of these claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows.

It is our policy to comply fully with applicable environmental requirements. An estimate of loss, including expenses, from legal actions or claims is accrued when events exist that make the loss or expenses probable and we can reasonably estimate them. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. We do not discount environmental or other legal accruals and do not reduce them by anticipated insurance recoveries. We believe that our accruals related to environmental, litigation, and claims are sufficient and that these items will be resolved without material effect on our financial position, results of operations and liquidity, individually and in the aggregate.

On December 27, 2001 we received a favorable arbitration award associated with the patent infringement claim against Snap-On. In addition, in the fourth quarter, we realized expenses associated with certain commercial legal matters, including the VSI Holdings, Inc. contract litigation. It is our policy to recognize gains when realized and accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the loss or expenses probable and they can be reasonably estimated. Accordingly, in total we recognized a $15.6 net gain that reduced selling, general, and administrative expenses in the fourth quarter of 2001.

In 2000, other income of $22.2 is primarily comprised of the settlement of a patent infringement suit by General Signal Power Systems, against American Power Conversion Corporation. We recognized a pretax gain of $23.2, net of legal costs and other related expenses. The infringement award related to a previously divested business, accordingly, we recorded it as other income in the second quarter of 2000.

Gain / (Loss) on Sale of Businesses

In 2001, other expense of ($7.6) primarily is comprised of the loss on the sale of the GS Electric business recognized in the second quarter. On May 18, 2001, we sold substantially all of the assets and liabilities of GS Electric and recorded a pre-tax loss of ($11.8).

In 1999, other income of $64.3 is primarily comprised of a $23.8 pretax gain on the sale of Best Power, a $29.0 gain on the sale of Dual-Lite and our 50% investment in a Japanese joint venture, and a $13.9 gain on the sale of marketable securities.

Debt

On January 31, 2001, we amended and restated our Credit Agreement to provide for an additional $300.0 Tranche C term loan. We used the proceeds for acquisitions and to pay down the revolving credit loan balance. We also increased our revolving credit facility by $125.0 to $550.0. In connection with the acquisition of UDI, we amended and restated our Credit Agreement (“Restated Credit Agreement”) on May 24, 2001 to provide for an additional $530.0 of Tranche C term loan and an additional $50.0 for the revolving credit facility. We primarily used the term loan proceeds to pay down the acquired debt of United Dominion Industries. At December 31, 2001, the terms of the Restated Credit Agreement provided for $393.7 of Tranche A loans, $490.0 of Tranche B loans, $823.0 of Tranche C loans, and a commitment to provide a revolving credit facility up to $600.0. The terms of the Restated Credit Agreement are described in detail in the Liquidity and Financial Condition “Debt” section of this MD&A.

In July of 2001, we defeased our $25.0 Medium-Term Notes. No gain or loss was recorded in connection with this transaction.

In the first quarter of 2000, we paid down our existing Tranche B debt of $412.5 and revolver of $50.0, recorded an extraordinary loss of $15.0 pre-tax ($8.8 after-tax, or $0.28 per share), and replaced the existing credit facility with a new $1,487.5 credit facility.

Swaps

At December 31, 2001 we had twelve outstanding swaps that effectively converted $1,700.0 of our floating rate debt to a fixed rate, based upon LIBOR, of approximately 7.47%. These swaps are accounted for as cash flow hedges, and expire at various dates, the longest expiring in November 2004. Fair value is based on quotes from swap dealers. Excluding the transition adjustment, we recorded a pre-tax loss of $52.5 in other comprehensive income related to these swaps due to a decline in market interest rates. As of December 31, 2001, the pre-tax accumulated derivative loss in accumulated other comprehensive income was $42.6 and a $44.7 liability has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized as a component of interest expense and is not material.

At December 31, 2001, we had a foreign exchange contract to hedge the foreign currency exposure of our net investment in certain Euro denominated operations. This foreign exchange transaction swaps a notional amount of $100.0 for 118.0 Euros in June 2004. This is a qualifying economic hedge of our net investment in these foreign operations, and accordingly, the $4.3 loss on this transaction, as of December 31, 2001, has been recorded in the cumulative translation adjustment account.

February and May Liquid Yield Option Notes (“LYONs”)

On February 6, 2001, we issued Liquid Yield Option™ Notes (“February LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1 and an aggregate principal amount at maturity of $994.8. On May 9, 2001, we issued Liquid Yield Option™ Notes (“May LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount at maturity of $415.0. See Liquidity and Financial Condition “February and May Liquid Yield Option Notes” section of this MD&A for a more detailed discussion of the LYONs.

Consolidated Pro Forma Performance Results: 2001 and 2000

The acquisition of UDI on May 24, 2001 significantly affects the comparison of the 2001 operations. The following 2001 and 2000 pro forma results are presented to facilitate more meaningful analysis for readers. The pro forma results presented, assume that the UDI acquisition had occurred on January 1, 2000 and do not include the pro forma results of bolt-on acquisition or dispositions as they, in the aggregate, are not significant under accounting guidelines requiring pro forma financial statements.

The pro forma results include estimates and assumptions that we believe are reasonable. However, pro forma results do not include any actual or anticipated cost savings or expenses of the planned integration of UDI and SPX, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. Pro forma results reflect the amounts necessary to estimate consolidated interest expense. The consolidated interest expense has been computed on assumptions that the refinancing of UDI debt will occur entirely under the credit agreement and not through the issuance of publicly traded or privately placed notes. Interest income was not changed from historical amounts and debt issuance costs are amortized over five years. The pro forma assumes the fair values and lives of intangible assets and goodwill as determined by independent appraisals. The pro forma consolidated effective income tax rate is estimated to be 45%, excluding special charges and unusual items. The pro forma consolidated effective income tax rate is higher than either of the combined companies due to the impact of estimated non-deductible goodwill amortization and increases in foreign income tax rates due to the acquisition.

	2001	2000
Revenues	$5,008.7	$5,045.1
Gross margin (1)	1,593.6	1,615.6
% of revenues	31.8%	32.0%
Selling, general and administrative expense (2)	981.1	983.5
% of revenues	19.6%	19.5%
Goodwill/intangible amortization	86.8	82.7
Special charges	87.9	134.7

Operating income	437.8	414.7
Gain on issuance of Inrange stock	—	98.0
Other income (expense), net	(7.3)	12.3
Equity earnings in joint ventures	35.0	34.3
Interest expense, net	(156.3)	(171.1)

Income before income taxes	$309.2	$388.2
Income tax expense	(147.2)	(174.7)

Income before extraordinary item	$162.0	$213.5

Capital expenditures	$177.2	$177.1
Depreciation and amortization	217.1	212.0

(1)
Includes $13.5 and $15.4 of charges to cost of products sold, in 2001 and 2000 respectively, associated with discontinued product lines and other product changes associated with restructuring initiatives.

(2)	2001 includes a $15.6 net gain associated with the Snap-On patent arbitration award and other legal matters.

Consolidated Pro Forma 2001 Compared To Pro Forma 2000

Revenues — In 2001, revenues decreased by 0.7% compared to 2000 primarily due to a decline in the Service Solutions and Industrial Products segments which declined 12.1% and 7.6%, respectively. Revenues in the Technical Products segment increased by 25.5% compared to the prior year while the Flow Technology segment declined by 2.7%. Revenues in the Service Solutions segment declined primarily due to a decline in industry production and the timing of new product launches of specialty tool programs. Revenues in the Industrial Products and Service segment were lower primarily due to the sale of the door products business on May 31, 2001 into a joint venture with Assa Abloy and the sale of GS Electric on May 18, 2001. Technical Products and Systems revenues were stronger primarily due to bolt-on acquisitions including Kendro, completed in 2001, increased demand for digital broadcast antennas and fire detection and building life-safety products in 2001.

We recognize revenues from product sales upon shipment to the customer, except for revenues from service contracts and long-term maintenance arrangements, which are deferred and recognized on a pro-rata basis over the agreement period, and revenues from certain long-term contracts, which are recognized using the percentage-of-completion method of accounting. Under the percentage-of-completion method, earnings accrue based on the percentage of total costs incurred or total units of products delivered, as contracts progress toward completion. Certain sales to distributors made with return rights and/or price protection features are recognized upon shipment to the customer. Expected returns under these contracts are approximately 0.1% of total revenues, can be reasonably estimated and are accrued for at the time of sale, and either a restocking charge is assessed on a return (up to 25% of sales price), or the customer must issue a replace order before the return is authorized. Amounts billed for shipping and handling are included in revenue. In addition, costs incurred for shipping and handling are recorded in cost of products sold and not netted against amounts billed.

Gross margin — In 2001 gross profit margins were down slightly from the prior year. We recorded charges to cost of products sold of $13.5 and $15.4 in 2001 and 2000, respectively, for discontinued products associated with restructuring and other product changes. Excluding $4.9 of special charges recorded in cost of products sold in 2001, the Technical Products and Systems segment gross profit margins were lower than the prior year by 1.7% primarily due to pricing pressures, unfavorable product mix and lower volumes than expected at our Inrange subsidiary. Excluding $1.8 and $2.5 of special charges recorded in cost of products sold in 2001 and 2000, respectively, gross margins in the Industrial Products and Services segment were 2.4% lower than the previous year primarily due to lower volumes and integration and facility launch costs at both our precision die-cast operation in Wales, England and our Fluid Power business in Rockford, Illinois. Excluding $6.8 and $11.7 of special charges recorded in cost of products sold in 2001 and 2000, respectively, the Service Solutions segment 2001 gross profit margins were flat on a comparable basis. Excluding $1.2 of special charges recorded in cost of products sold in 2000, the Flow Technology segment experienced gross profit margins of 0.9% above the prior year primarily due to cost saving initiatives achieved in the period with the integration of UDI and improved performance at our valve businesses.

Selling, general and administrative expense (SG&A) — In 2001, SG&A expenses were $981.1, or 19.6% of revenues, compared to $983.5, or 19.5% of revenues in 2000. On December 27, 2001 we received a favorable arbitration award associated with the patent infringement claim against Snap-On. In addition, we realized expenses associated with certain commercial legal matters, including the VSI contract litigation. It is our policy to recognize gains when realized and accrue for estimated losses from legal action or claim, including legal expenses, when events exist that make the realization of the loss or expenses probable and they can be reasonably estimated. Accordingly, in total we recognized a $15.6, net gain that was recorded as a reduction in selling, general and administrative expenses in the fourth quarter of 2001. Excluding this gain, SG&A expenses were $996.7, an increase of 1.3% compared to 2000.

Goodwill/intangible amortization — In 2001, goodwill and intangible amortization was $86.8 compared to $82.7 in 2000. The increase was due to bolt-on acquisitions completed in 2001.

Special charges — We recorded special charges of $87.9 in 2001 and $134.7 in 2000. These special charges are primarily associated with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. In addition, we recorded charges to cost of products sold of $13.5 and $15.4 in 2001 and 2000, respectively, for discontinued product lines and other product changes associated with restructuring initiatives.

	2001(1)	2000(2)
Employee termination costs	$23.8	$36.0
Facility consolidation costs	13.9	26.4
Other cash costs	15.2	11.4
Non cash asset write-downs	46.9	66.3
In-process technology	1.6	10.0

Total	$101.4	$150.1

(1)	$13.5 of non cash inventory write-downs is recorded in our income statement as a component of cost of products sold.
(2)	$15.4 of non cash inventory write-downs is recorded in our income statement as a component of cost of products sold.

Gain on issuance of Inrange stock — In September 2000, Inrange Technologies, one of our business units, issued 8.855 shares of its class B common stock for cash in an initial public offering. Proceeds from the offering, based on the offering price of $16.00 per share, net of expenses, were $128.2. Accordingly, we recorded a pre-tax gain of $98.0 ($57.6 after-tax) in the third quarter of 2000.

Other income, net — In 2001, other expense of ($7.3) primarily is comprised of the loss on the sale of the GS Electric business recognized in the second quarter. On May 18, 2001, we sold substantially all of the assets and liabilities of GS Electric and recorded a pre-tax loss of ($11.8). In 2000, other income of $12.3 is primarily comprised of the settlement of a patent infringement suit by General Signal Power Systems, against American Power Conversion Corporation. We received gross proceeds of $48.0 and recognized a pre-tax gain of $23.2, net of legal costs and other related expenses ($13.7 after-tax). The infringement award related to a previously divested business, accordingly, it was recorded as other income in the second quarter of 2000.

Interest expense, net — In 2001, interest expense was $14.8 lower than the comparable period in 2000 primarily due to lower average interest rates.

Income taxes — The effective income tax rates in 2001 and 2000 were 47.6% and 45.0%, respectively. The effective income tax rates were higher in both years than the U.S. statutory income tax rate primarily due to the amortization of nondeductible goodwill and the effect of state income taxes. The 2001 effective income tax rate was also impacted by a lower marginal tax rate on special charges taken during the year.

We record deferred income taxes to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are summarized in Note 13 of the accompanying Notes to Consolidated Financial Statements.

Realization of deferred tax assets associated with the net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. We believe that there is a risk that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance increased by $24.7 in 2001, and $11.4 in 2000.

Undistributed earnings of our foreign subsidiaries amounted to approximately $530.0 at December 31, 2001. As of this date, a preliminary deferred tax estimate of $40.0 has been provided for the foreign earnings of certain UDI subsidiaries acquired as of May 24, 2001. With the exception of these subsidiaries, the remaining foreign earnings are considered indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $17.5 would be payable upon remittance of all previously unremitted earnings at December 31, 2001.

Consolidated Historical Performance Results: 2001, 2000, and 1999

	2001	2000	1999
Revenues	$4,114.3	$2,678.9	$2,712.3
Gross margin (1)	1,352.7	902.2	902.5
% of revenues	32.9%	33.7%	33.3%
Selling, general and administrative expense (2)	775.1	495.2	508.3
% of revenues	18.8%	18.5%	18.7%
Goodwill/intangible amortization	69.4	40.0	42.4
Special charges	87.9	90.9	38.4

Operating income	420.3	276.1	313.4
Gain on issuance of Inrange stock	—	98.0	—
Other income (expense), net	(7.6)	22.2	64.3
Equity earnings in joint ventures	35.0	34.3	34.7
Interest expense, net	(133.7)	(95.0)	(117.6)

Income before income taxes	314.0	$335.6	$294.8
Income tax expense	(141.0)	(137.3)	(187.3)

Income before extraordinary item	$173.0	$198.3	$107.5

Capital expenditures	$150.0	$123.3	$102.0
Depreciation and amortization	174.9	110.9	105.4

(1)
Includes $13.5 and $12.3 of charges to cost of products sold, in 2001 and 2000 respectively, associated with discontinued product lines and other product changes associated with restructuring initiatives.

(2)	2001 includes a $15.6 net gain associated with the Snap On patent arbitration award and other legal matters.

Consolidated Historical 2000 Compared To 1999

Revenues — In 2000, revenues were $2,678.9, a decrease of $33.4, or 1.2%, from revenues of $2,712.3 in 1999. This decrease was primarily due to the divestiture of Best Power on December 30, 1999. Excluding the effect of acquisitions and divestitures, revenues in 2000 increased 3.6% from revenues in 1999 primarily due to growth in the Technical Products and Systems and Industrial Products and Services segments.

Gross margin — In 2000, we recorded other charges of $12.3 associated with restructuring and other product changes to cost of products sold. Excluding other charges, gross margin increased to 34.1% of revenues compared 33.3% of revenues in 1999. This increase in gross profit margin is primarily a result of restructuring actions to properly size the business and contain costs, offset by plant start up costs and a decrease in margins.

Selling, general and administrative expense (SG&A) — In 2000, SG&A expenses were $495.2, or 18.5% of revenues, compared to $508.3, or 18.7% of revenues in 1999. The decrease in SG&A expenses is primarily a result of restructuring actions and other cost reduction actions initiated throughout the businesses.

Goodwill/intangible amortization — In 2000, goodwill and intangible amortization was $40.0 compared to $42.4 in 1999. The decrease in amortization of $2.4 is primarily due to the divestiture of Best Power on December 30, 1999 offset by additional amortization associated with acquisitions in the Technical Products and Systems and Industrial Products and Services segments.

Special charges — We recorded special charges of $90.9 in 2000 and $38.4 in 1999 in primarily associated with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. In addition, we recorded charges to cost of products sold of $12.3 in 2000 for discontinued product lines and other product changes associated with restructuring initiatives.

	2000 (1)	1999
Employee termination costs	$13.9	$16.6
Facility consolidation costs	16.1	6.5
Other cash costs	2.0	—
Non cash asset write-downs	61.2	15.3
In-process technology	10.0	—

Total	$103.2	$38.4

(1)	$12.3 of non cash inventory write-downs is recorded in our income statement as a component of cost of products sold.

Gain on issuance of Inrange stock — In September 2000, Inrange Technologies, one of our business units, issued 8.855 shares of its class B common stock for cash in an initial public offering. Proceeds from the offering, based on the offering price of $16.00 per share, net of expenses, were $128.2. Accordingly, we recorded a pre-tax gain of $98.0 ($57.6 after-tax) in the third quarter of 2000.

Other income, net — In 2000, other income of $22.2 is primarily comprised of the settlement of a patent infringement suit by General Signal Power Systems, against American Power Conversion Corporation. We received gross proceeds of $48.0 and recognized a pre-tax gain of $23.2, net of legal costs and other related expenses ($13.7 after-tax). The infringement award related to a previously divested business, accordingly, it was recorded as other income in the second quarter of 2000. In 1999, other income of $64.3 is primarily comprised of a $23.8 pre-tax gain on the sale of Best Power, a $29.0 gain on the sale of Dual-Lite and our 50% investment in a Japanese joint venture, and a $13.9 gain on the sale of marketable securities.

Interest expense, net — In 2000, interest expense was $95.0, a decrease of $22.6 compared to interest expense of $117.6 in 1999. The decrease in interest expense is due to lower rates on the credit facility negotiated in February of 2000 and lower average debt levels.

Income taxes — In 2000, our effective tax rate from continuing operations was 40.9%. The effective tax rate is higher than the U.S. statutory rate mainly due to the amortization of nondeductible goodwill and state taxes. In 1999, our effective tax rate from continuing operations was 63.5%. The relatively high rate in 1999 was due to the low tax basis of operations divested during the year. Excluding the impact of these divestitures, the effective income tax rate was 40.5%.

Segment Review Pro Forma: 2001 and 2000

	2001	2000
Revenues:
Technical Products and Systems	$1,201.5	$957.3
Industrial Products and Services	1,782.4	1,928.0
Flow Technology	1,299.4	1,335.0
Service Solutions	725.4	824.8

Total	$5,008.7	$5,045.1

Operating income (loss): (1)
Technical Products and Systems	$177.1	$170.7
Industrial Products and Services	205.5	248.9
Flow Technology	143.2	127.4
Service Solutions	71.6	78.3
General corporate	(58.2)	(60.5)

Total	$539.2	$564.8

(1)	All results exclude special charges, including those recorded in cost of products sold.

Segment Pro Forma 2001 Compared To Pro Forma 2000

Technical Products and Systems

Revenues — In 2001 revenues increased by 25.5% compared to 2000 primarily due to increased demand for digital broadcast antennas and fire detection and building life-safety products in 2001 and acquisitions completed in 2001.

Operating Income — In 2001 operating income was $177.1 compared to $170.7 in 2000. The impact from higher revenues was partially offset by lower operating income at our Inrange subsidiary. Inrange experienced lower operating income primarily due to pricing pressures and an increase in selling, general and administrative costs to support acquisitions and expected new business programs.

Industrial Products and Services

Revenues — In 2001 revenues decreased by 7.6% compared to the same period last year primarily due to the contribution of the door products business on May 31, 2001 into a joint venture with Assa Abloy, the sale of GS Electric on May 18, 2001, and a soft U.S. market at our compaction equipment business. Lower revenues were partially offset by the continued strong sales of power transformers and precision die-castings.

Operating Income — In 2001 operating income decreased by $43.4 compared to the same period last year due to lower volumes. Unfavorable product mix in certain businesses and the impact of integration and facility launch costs at both our precision die-cast facility in Wales, England and the Fluid Power business in Rockford, Illinois also impacted operating income in 2001.

Flow Technology

Revenues — In 2001 revenues decreased by 2.7% compared to 2000 primarily due to the sale of our Marley Pump business. The Marley Pump business was sold in two parts; one product line was sold in April 2001, and substantially all other remaining assets and liabilities were sold in August 2001. Excluding the impact of the sale of Marley Pump, revenues, in the aggregate, were approximately unchanged from 2000.

Operating Income — In 2001 operating income increased by $15.8 compared to 2000 primarily due to cost reductions associated with the UDI businesses and improved performance at our valve, backflow prevention device and cooling tower businesses.

Service Solutions

Revenues — In 2001 revenues decreased by 12.1% compared to 2000 primarily due to a decline in industry production, the decision to exit the emissions business and the timing of new product launches of specialty tool programs in 2000.

Operating Income — In 2001 operating income decreased by $6.7 compared to 2000 due to the lower revenues realized in this segment.

General Corporate Expenses

General corporate expenses were $58.2 in 2001 compared to $60.5 in 2000. The reduction is primarily due to the reduction in UDI corporate expenses after the completion of the acquisition on May 24, 2001.

Segment Review Historical: 2001, 2000, and 1999

	2001	2000	1999
Revenues:
Technical Products and Systems	$1,137.9	$796.8	$912.3
Industrial Products and Services	1,391.4	893.3	801.5
Flow Technology	912.5	286.8	298.9
Service Solutions	672.5	702.0	699.6

Total	$4,114.3	$2,678.9	$2,712.3

Operating income: (1)
Technical Products and Systems	$178.6	$155.2	$138.9
Industrial Products and Services	186.5	156.7	164.8
Flow Technology	136.0	35.2	23.8
Service Solutions	68.5	69.0	61.7
General corporate	(47.9)	(36.8)	(37.4)

Total	$521.7	$379.3	$351.8

(1)	All results exclude special charges, including those recorded in cost of products sold.

Segment Historical 2000 Compared To 1999

Technical Products and Systems

Revenues — Revenues in 2000 were $796.8, a decrease of $115.5, or 12.6%, from revenues of $912.3 in 1999. This decrease in revenues is due to the divestiture of Best Power on December 30, 1999. Excluding acquisitions and divestitures, revenues increased primarily due to demand for Inrange’s FC/9000 fibre channel director, demand for fire detection and building life-safety products and services, and growth in postal vending revenues.

Operating Income — Operating income in 2000 was $155.2, an increase of $16.3 compared to $138.9 in 1999. This increase is primarily due to higher revenues, process improvements and the divestiture of lower-margin businesses offset by increased spending associated with the FC/9000 fibre channel director products.

Industrial Products and Services

Revenues — Revenues in 2000 were $893.3, an increase of $91.8, or 11.5%, compared to $801.5 in 1999. This increase is primarily due to the acquisitions of North American Transformer in September 1999 and Fenner

Fluid Power in March 2000. Partially offsetting the impact of these acquisitions was the divestiture of Acutex in 1999, a decline in the forging business and overall softness in auto production in the second half of the year. New orders for P2000 die-castings remained strong in 2000.

Operating Income — Operating income in 2000 was $156.7, a decrease of $8.1, compared to $164.8 in 1999. This increase was principally due to higher revenues, strong performance at the company’s power system business, restructuring actions and other cost saving initiatives implemented throughout the segment. Partially offsetting these improvements was the divestiture of Acutex and costs associated with the expansion of a new manufacturing facility in Wales, England.

Flow Technology

Revenues — Revenues in 2000 were $286.8 in 2000 compared to $298.9 in 1999 primarily due to lower sales volumes.

Operating Income — In 2000, operating income increased $11.4 compared to 1999 primarily due to favorable product mix in our fluid systems business.

Service Solutions

Revenues — Revenues in 2000 were $702.0, an increase of $2.4, or 0.3%, from 1999. Revenues in 1999 included $55.0 of one-time sales of Worldwide Diagnostic Systems (WDS) for Ford.

Operating Income — Operating Income in 2000 was $69.0, an increase of $7.3 compared to $61.7 in 1999 which was mainly the result of demand for higher margin diagnostic tools.

General Corporate Expenses

General corporate expenses were $36.8 in 2000 a decrease of $0.6 compared to 1999.

Research and Development

Internal research and development costs are expensed to selling, general, and administrative expense, as incurred. Costs incurred in the research and development of new software included in products are charged to expense an incurred until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” until the product is available for general release. Such costs are amortized over the lesser of three years or the economic life of the related products and the amortization is included in cost of products sold. We expensed as a component of selling, general, and administrative expense, approximately $109.1 of research and development costs in 2001, $74.6 in 2000 and $76.0 in 1999.

Pension Plans

We recorded net pension income of $38.7 in 2001, $44.5 in 2000 and $31.6 in 1999. Our pension plans have plan assets in excess of plan obligations of approximately $86.1 as of December 31, 2001. It is the over-funded position that results in the recorded pension income as the market value of the plans’ assets exceed the service, interest and other elements associated with annual employee service. Future net pension expense or income is dependent upon many factors including level of employee participation in the plans, plan amendments, discount rates and the changes in market value of the plans’ assets, which, in turn depends on a variety of economic conditions. Accordingly, there can be no assurance that future periods will include significant amounts of net pension income. Based on current economic conditions, we expect net pension income to be approximately $25.0 in 2002.

The funded status of our pension plan declined from December 31, 2000 to December 31, 2001 by $218.4. The change is primarily due to the following: $62.0 due to the addition of the UDI pension plans acquired at May 24, 2001, $75.1 due to participant service and interest costs, net of funding requirements in 2001, $20.5 due to market performance of the plan assets, and $33.2 due to actuarial losses which are primarily due to decreasing the discount rate. In addition, it is expected that $29.3 of plan assets will be used to fund restructuring programs primarily at UDI. The funded status of our pension plan did not have any impact on required cash contributions in 2001 and we do not expect to make any material cash contributions in the foreseeable future.

Weighted-average pension assumptions at December 31, 2001 and December 31, 2000 include the following:

	December 31,
	2001	2000
Weighted average actuarial assumptions used were:
Discount rate	7.17%	7.75%
Rate of increase in compensation levels	4.46%	5.00%
Expected long-term rate of return on assets	9.84%	10.00%

The discount rate and rate of increase in compensation levels for 2001, were used to value our benefit obligation as of December 31, 2001. The expected long-term rate of return on assets was used to calculate the pension benefit income for 2001. The expected long-term rate of return assumption for the 2002 pension income calculation is expected to be approximately 9.45%. It is our policy to review the pension assumptions annually. The assumptions are established at the respective balance sheet date based on consultation with independent actuaries using the following principles: (1) The expected long-term rate of return on plan assets is established based on the expectations of asset returns over the expected period to fund participant benefits. In addition, a benchmark study is completed by our independent actuaries against peer companies with similar investment styles. (2) The discount rate is set based on the yield of high quality fixed income investments, commonly defined as fixed income investments with at least a Moody’s AA credit rating. (3) The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation.

Liquidity and Financial Condition

Listed below are the cash flows from (used in) operating, investing and financing activities and the net change in cash and cash equivalents for the twelve months ended 2001, 2000, and 1999.

	2001	2000	1999
Cash flows from operating activities	$492.2	$171.2	$211.8
Cash flows from (used in) investing activities	(517.7)	(354.3)	148.5
Cash flows from (used in) financing activities	411.8	178.0	(351.8)

Net increase (decrease) in cash and equivalents	$386.3	$(5.1)	$8.5

In 2001, cash flows from operating activities were $492.2 compared to cash flows from operating activities of $171.2 in 2000. Excluding the impact of the Inrange IPO for $98.0 and the $69.0 taxes paid in 2000 on the sale of Best Power, operating cash flow increased $154.0. The increase in operating cash flow was primarily due to increased cash net income and improvements in working capital. Non-cash charges to net income for depreciation and amortization of goodwill and intangibles increased by $64.0 from the prior year due to the acquisition of UDI. Improvements in working capital were realized largely due to implementation of our EVA® compensation system at the former UDI units, which reinforces appropriate use of capital. The changes in working capital primarily came from improvements in inventory turns and accounts payable days outstanding. Included in operating activities, are cash outflows of $26.0, $28.8 and $33.0 in 2001, 2000 and 1999, respectively, associated with special charges. In addition, we recorded operating cash outflows of $29.0 in 2001 related to the UDI integration. We expect cash outflows in 2002 to be approximately $65.0 associated with the completion of the special charge actions and the UDI integration actions announced as of December 31, 2001.

In 2001, cash flows used in investing activities were $517.7, an increase of $163.4 compared to cash flow used in investing activities of $354.3 in 2000. The increase was primarily due to the following:

•
Proceeds from the sale of divested businesses was $182.9 in 2001. The businesses that were sold primarily included GS Electric, a division of SPX’s Industrial Products and Systems segment; Marley Pump, a business acquired with the UDI acquisition on May 24, 2001; and five other businesses acquired with the acquisition of UDI. In addition, on May 31, 2001, we sold our door products business into a joint venture with Assa Abloy and received $96.0 in cash and a 20% ownership interest in the joint venture. There were no business divestitures in 2000.

•
Cash used for business acquisitions increased by $307.3, or 139% compared to 2000. The increase was primarily driven by the acquisition of Kendro for $320.0, net of cash received, the largest bolt-on acquisition in our history, offset by decreased spending on other bolt-on acquisitions. In total, cash used for acquisitions excluding Kendro and UDI was $158.5 in 2001 compared to $220.8 in 2000.

•	Cash used for capital expenditures was $150.0 in 2001 compared to $123.3 in 2000. The increase in capital expenditures was primarily due to the acquisition of UDI.

In 2001, cash flows from financing activities were $411.8, an increase of $233.8, compared to cash flows used in financing activities of $178.0 in 2000. The increase was the result of:

•
Net borrowings of $413.5 in 2001 compared to $180.9 in 2000. The increase was primarily driven by the issuance of the February LYONs and the refinancing of debt acquired from UDI. The acquired debt of UDI was refinanced primarily by restating our credit facility on May 24, 2001 and cash proceeds from the May LYONs.

In 2000, cash flows from operating activities were $171.2, which includes a cash payment of $69.0 for taxes on the sale of Best Power. Excluding the $69.0 taxes paid on the sale of Best Power, operating cash flow increased $28.4 compared to cash flow from operating activities of $211.8 in 1999. The increase in operating cash flow was primarily due to increased net income offset by a slight increase in working capital.

In 2000, cash flows used in investing activities were $354.3, an increase of $502.8 compared to cash flows from investing activities of $148.5 in 1999. The increase was primarily due to the following:

•	The proceeds from the sale of Best Power, Dual-Lite and Acutex included in 1999;

•	Cash used for capital expenditures of $123.3 in 2000 compared to $102.0 in 1999; and

•	Cash used for business acquisitions increased by $124.4, or 129%, compared to 1999.

In 2000, cash flows from financing activities were $178.0, an increase of $529.8, compared to cash flows used in financing activities of $351.8 in 1999. The increase was the result of:

•	Proceeds from the Inrange initial public offering of $128.2 included in 2000;

•	Net borrowings under the new credit facility of $180.9 in 2000 compared to net payments of $400.9 in 1999; and

•	The repurchase of $138.8 of common stock in 2000, compared to no repurchases of common stock in 1999.

Debt

The following summarizes the debt outstanding and unused credit availability, as of December 31, 2001:

	Total Commitment(1)	Amount Outstanding(1)		Unused Credit Availability
Revolving loan	$600.0	$0.0		$548.3	(2)
Tranche A term loan	393.7	393.7		—
Tranche B term loan	490.0	490.0		—
Tranche C term loan	823.0	823.0		—
LYONs, net of unamortized discount of $574.1	835.7	835.7		—
Industrial Revenue Bond	1.0	1.0		—
Other borrowings	69.0	69.0		—

Total	$3,212.4	$2,612.4	(3)	$548.3

(1)	The total commitment amount and amount outstanding as of February 28, 2002 are not materially different from the amounts at December 31, 2001.
(2)	The unused credit availability was decreased by $51.7 of letters of credit outstanding at as of December 31, 2001.
(3)	Current maturities of long-term debt were $161.1 as of December 31, 2001.

Total debt outstanding was $2,612.4 and $1,295.6 at December 31, 2001 and 2000, respectively. Debt, net of cash, was $2,152.4 and $1,221.9 at December 31, 2001 and December 31, 2000, respectively, and total shareholders’ equity was $1,715.3 and $608.2, respectively. The ratio of debt, net of cash, to shareholders’ equity improved from 2.01 times at December 31, 2000 to 1.25 times at December 31, 2001 primarily due to the issuance of stock for the acquisition of UDI, $173.0 of net income reported in 2001 and the aforementioned improvements in operational cash flows.

Under our Restated Credit Agreement, aggregate maturities of the senior credit facility are $163.3 in 2003, $125.8 in 2004, $13.3 in 2005, $478.3 in 2006, and $781.5 in 2007. Other borrowings are primarily revolving lines of credit at foreign locations that are refinanced as they come due and therefore are classified as long-term.

Restated Credit Agreement

On January 31, 2001, we amended and restated our Credit Agreement to provide for an additional $300.0 Tranche C term loan. The proceeds were used for acquisitions and to pay down the revolving credit loan balance. We also increased our revolving credit facility by $125.0 to $550.0.

On May 24, 2001, we amended and restated our Credit Agreement (“Restated Credit Agreement”) to provide for an additional $530.0 of Tranche C term loan and an additional $50.0 for the revolving credit facility bringing the amount available up to $600.0. The term loan proceeds were used to pay down the acquired debt of UDI.

At December 31, 2001, we had outstanding under our Restated Credit Agreement $393.7 of Tranche A loans, $490.0 of Tranche B loans, $823.0 of Tranche C loans, and a commitment to provide revolving credit loans up to $600.0.

Under the Restated Credit Agreement, the senior bank loans bear interest, at our option, at either the ABR plus the Applicable Rate (the “ABR Loans”) or the Eurodollar Rate plus the Applicable Rate (the “Eurodollar Loans”).

The ABR is the highest of:

(1)	the prime rate of interest in effect;

(2)	the three month CD rate in effect plus 1.0%; and

(3)	the federal funds effective rate in effect plus 0.5%.

The Eurodollar Rate is the rate for Eurodollar deposits for a period equal to one, two, three or six months appearing on the Dow Jones Market plus a statutory reserve rate as specified in the Credit Agreement.

The Applicable Rate means:

(1)	For the Tranche A loans and the revolving loans, the applicable rate is between 0.5% and 1.5% for ABR loans and between 1.5% and 2.5% for Eurodollar Rate borrowings;

(2)	For the Tranche B loans, the applicable rate is between 1.25% and 1.5% for ABR loans and between 2.25% and 2.5% for Eurodollar Rate borrowings; and

(3)	For the Tranche C loans, the applicable rate is between 1.25% and 1.75% for ABR loans and between 2.25% and 2.75% for Eurodollar Rate borrowings.

The revolving loans are also subject to annual commitment fees of 0.25% to 0.5% on the unused portion of the facility. The variable margins and commitment fees are based on certain financial measurements as defined in the Restated Credit Agreement.

The Tranche A term loans, the Tranche B term loans and Tranche C term loans are subject to mandatory prepayment upon the occurrence of certain events, such as certain asset sales and the incurrence of additional indebtedness, and are also subject to mandatory prepayment out of excess cash flow. We may voluntarily repay the Tranche A terms, loans, the Tranche B term loans and the Tranche C term loans in whole or in part at any time without penalty or premium. We are not permitted to reborrow any amounts that we repay on the Tranche A term loans, the Tranche B term loans or the Tranche C term loans. The maturity for each loan is as follows:

Date of Maturity
Revolving loans (currently un-borrowed)	September 30, 2004
Tranche A term loans	September 30, 2004
Tranche B term loans	December 31, 2006
Tranche C term loans	December 31, 2007

The revolving loans may be borrowed, prepaid and reborrowed. Letters of credit and swingline loans are also available under the revolving credit facility. On the date of the closing of the restated credit agreement, the entirety of the revolving loans was available and no revolving loans were outstanding. The facility provides for the issuance of letters of credit at any time during the revolving availability period, in an aggregate amount not exceeding $250.0. Standby letters of credit issued under this facility reduce the aggregate amount available under the revolving loan commitment.

The restated credit facility is secured by substantially all of our and our domestic subsidiaries’ assets (excluding, however, the assets of Inrange Technologies Corporation and our interest in our EGS and Door joint ventures) and requires us to maintain certain leverage and interest coverage ratios. It is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock of our foreign subsidiaries and a security interest in all of our assets and all of the assets of substantially all of our wholly owned domestic subsidiaries.

Under the most restrictive of the financial covenants contained in the Restated Credit Agreement, we are required to maintain (as defined) a maximum debt to earnings before interest, taxes, depreciation and amortization ratio and a minimum interest coverage ratio. The Restated Credit Agreement also contains operating covenants, which limit, among other things, additional indebtedness, the sale of assets, the distribution of dividends, mergers, acquisitions and dissolutions and share repurchases, are less restrictive than those of the old credit facility.

Stock Buyback

On February 10, 2000, we announced that our Board of Directors authorized an increase in our share repurchase program for up to $250.0 effective immediately. For the year ended December 31, 2000, we repurchased 1.3 million shares of stock in the open market for a total consideration of $138.8. Of the repurchases in 2000, 0.7 million shares were repurchased in the fourth quarter for a total consideration of $88.7. No share repurchases were completed in 2001 under the program.

Early Extinguishment of Debt

In July of 2001, we defeased our $25.0 Medium-Term Notes. No gain or loss was recorded in connection with this transaction.

In the first quarter of 2000, we paid down our existing Tranche B debt of $412.5 and revolver of $50.0, recorded an extraordinary loss of $15.0 pre-tax ($8.8 after-tax, or $0.28 per share), and replaced the existing credit facility with a new $1,487.5 credit facility.

Swaps

On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. We do not enter into financial instruments for speculative or trading purposes. In accordance with these provisions, we recorded a transition adjustment upon adoption of the standards to recognize the fair value of our interest rate swaps and recognize previously deferred gains as a component of other comprehensive income. The pre-tax impact of this adjustment was to increase other comprehensive income by $9.9 and increase other assets by $9.9. At December 31, 2001 we had twelve outstanding swaps that effectively converted $1,700.0 of our floating rate debt to a fixed rate, based upon LIBOR, of approximately 7.47%. These swaps are accounted for as cash flow hedges, and expire at various dates, the longest expiring in November 2004. Fair value is based on quotes from swap dealers. Excluding the transition adjustment, we recorded a pre-tax loss of $52.5 in other comprehensive income related to these swaps due to a decline in market interest rates. As of December 31, 2001, the pre-tax accumulated derivative loss in accumulated other comprehensive income was $42.6 and a $44.7 liability has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized as a component of interest expense and is not material.

At December 31, 2001, we had a foreign exchange contract to hedge the foreign currency exposure of our net investment in certain Euro denominated operations. This foreign exchange transaction swaps a notional amount of $100.0 for 118.0 Euros in June 2004. This is a qualifying economic hedge of our net investment in these foreign operations, and accordingly, the $4.3 loss on this transaction, as of December 31, 2001, has been recorded in the cumulative translation adjustment account.

We settled two interest rate swaps with a notional amount of $200.0 at a cash cost of $8.3 in February 2002. These interest rate swaps were previously designated as cash flow hedges, and as such, the settlement costs will be amortized using the effective interest method over the remaining underlying debt obligation.

As of March 15, 2002, we have ten outstanding swaps that effectively convert $1,500.0 of our floating rate debt to a fixed rate, based upon LIBOR, of approximately 7.47%.

February and May Liquid Yield Option Notes (“LYONS”)

On February 6, 2001, we issued Liquid Yield Option(TM) Notes (“February LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option(TM) Notes (“May LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount of $415.0 due at maturity on May 9, 2021.

The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount.

The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include:

(1)	Our average stock price exceeding predetermined accretive values of our stock price each quarter (see below);

(2)	During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level;

(3)	Upon the occurrence of certain corporate transactions, including change in control.

In addition, a holder may surrender for conversion a LYON called for redemption even if it is not otherwise convertible at such time. The conversion rights are based on predetermined accretive values of SPX’s stock and include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	4.8116	4.4294
Initial Stock Price	$100.30	$110.80
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices – Next Twelve Months:
2002 First Quarter	$165.39	$159.35
2002 Second Quarter	$166.13	$160.27
2002 Third Quarter	$166.88	$161.20
2002 Fourth Quarter	$167.63	$162.14

Holders may surrender LYONs for conversion into shares of common stock in any calendar quarter, if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than the specified percentage, beginning at 135% and declining 0.3125% per quarter thereafter for the February LYONs, beginning at 120% and declining 0.125% per quarter thereafter for the May LYONs, of the accreted conversion price per share of common stock on the last trading day of such preceding calendar quarter.

The accreted conversion price per share as of any day will equal the issue price of a LYON plus the accrued original issue discount to that day, divided by the number of shares of common stock issuable upon conversion of a LYON on that day. If converted, the February LYONs and May LYONs would be exchanged for 4.787 and 1.838 shares of common stock, respectively.

We may redeem all or a portion of the February LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices. February LYONs holders may require us to purchase all or a portion of their LYONs on February 6, 2004 for $628.57 per LYON, February 6, 2006 for $663.86 per LYON, or February 6, 2011 for $761.00 per LYON. We may redeem all or a portion of the May LYONs for cash at any time on or after May 9, 2005. May LYONs holders may require us to purchase all or a portion of their LYONs on May 9, 2003 for $611.63 per LYON, May 9, 2005 for $645.97 per LYON or May 9, 2009 for $720.55 per LYON. For either the February LYONs or May LYONs, we may choose to pay the purchase price in cash, shares of common stock or a combination of cash and common stock. Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash, accordingly, they are not included in the diluted income per share of common stock calculation. For additional information on the LYONs, please read the registration statements initially filed with the SEC on Form S-3 on February 28, 2001 for the February LYONs and on August 29, 2001 for the May LYONs.

Current Liquidity and Principal Payments

At December 31, 2001 we had $460.0 of cash available for use and an unused $600.0 revolver under our credit facility. When adjusted by the $51.7 of letters of credit outstanding at January 31, 2001, $548.3 of the revolver was available for use.

Our BOMAG business, part of the Industrial Products and Services segment, uses two forms of working capital financing arrangements;

(1)
An accounts receivable securitization facility pursuant to which the unit has an agreement to sell up to $36.5, on a revolving basis without recourse, certain qualified receivables, of which $33.5 had been sold under the agreement at December 31, 2001, with the proceeds used for general purposes or invested in cash. The sale is reflected as a reduction of accounts receivable and as operating cash flows. Discount fees associated with this program are included in selling, general and administrative expenses. The amount sold under this facility was $36.5 when we acquired this business with the acquisition of UDI on May 24, 2001. The agreement continues on an ongoing basis to the end of 2002, with a notice period of three months. We expect to utilize the agreement up to the contract date at which time we will evaluate the facility based on overall cost and our treasury strategy in Europe, where the facility resides. If we do not renew the contract, the impact on our financial condition or cash flows will not be material.

(2)
A vendor financing program pursuant to which the unit has an agreement to assign, on a revolving basis, certain qualified accounts payable for up to 180 day terms. At December 31, 2001, $21.5 of these accounts payable had been assigned under the agreement, with the proceeds used for general purposes or invested in cash. The transaction is reflected as an increase in accounts payable and as operating cash flows. Fees associated with this program are included in selling, general, and administrative expenses. The balance outstanding under this program was $24.9 when we acquired this business with the acquisition of UDI on May 24, 2001. We expect that we will not renew these notes as they come due in 2002 and expect the program to be fully discontinued by the end of the second quarter. The repayment of these balances will not have a material impact on our financial condition or cash flows.

We use operating leases primarily when economically supported by our EVA® evaluation model to finance certain asset purchases. These leases are primarily used to fund capital equipment programs to match payment terms with the expected production use of the equipment, although the expected useful or economic life of the asset is greater. At December 31, 2001, we had $190.0 of future minimum rental payments under leases with remaining non-cancelable terms in excess of one year. The increase was primarily due to the assumption of leases with the acquisition of UDI and bolt-on acquisitions completed in 2001.

Contractual Obligations:	Total	Due within 1 year	Due within 2-3 years	Due within 4-5 years	Due after 5 years
Accounts Receivable Securitization (1)	$33.5	$33.5	—	—	—
Accounts Payable Financing (2)	21.5	21.5	—	—	—
Long-Term Debt	2,612.4	161.6	289.1	491.6	1,670.1
Future Minimum Lease Payments (3)	190.2	45.8	64.6	36.0	43.8

Total Contractual Cash Obligations	$2,857.6	$262.4	$353.7	$527.6	$1,713.9

(1)
We have an agreement to sell up to $36.5, on a revolving basis of certain qualified receivables without recourse, of which $33.5 had been sold under the agreement at December 31, 2001. The agreement continues on an ongoing basis to the end of 2002, with a notice period of three months. We expect to utilize the agreement up to the contract date at which time we will evaluate the facility based on overall cost and our treasury strategy in Europe, where the facility resides. If we do not renew the contract, the impact on our financial condition or cash flows will not be material.

(2)
We have an agreement to advance on a revolving basis, certain qualified accounts payable, of which $21.5 had been sold under the agreement at December 31, 2001. We expect that we will not renew these notes as they come due in 2002 and expect the program to be fully discontinued by the end of the second quarter.

(3)	Represents rental payments under leases with remaining non-cancelable terms in excess of one year.
We believe that current cash and cash equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures and any other operational cash requirements. We are in full compliance with all covenants included in our capital financing instruments. Other than $51.7 of standby letters of credit, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments other then those described in the aforementioned discussion.

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

Concentrations of credit risk arising from trade accounts receivable are due to selling to a large number of customers in a particular industry. We perform ongoing credit evaluations of our customers’ financial conditions and obtain collateral or other security when appropriate. No one customer accounts for more than 10% of our revenues.

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

We continually review each of our businesses pursuant to our “fix, sell or grow” strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we would consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria are met. There can be no assurances that these acquisitions will not have an impact on our capital financing instruments, will be integrated successfully, or that they may not have a negative effect on our operations. In addition “Factors That May Affect Future Results” that follows, “Business Segment Information” included in the MD&A on page 17 of this Form 10-K and “Item. 1 Business” included on page 1 of this Form 10-K should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of.” During 2001, the amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001.

We are currently evaluating the provisions of SFAS No. 142, and the impact that adoption will have on our financial position and results of operations. Based on historical purchase price allocations and preliminary allocations for business combinations completed prior to June 30, 2001, we estimate that the cessation of goodwill amortization will increase our operating income by approximately $62.0 on an annualized basis when we adopt the accounting pronouncements. We further expect to record a goodwill impairment charge during the first quarter of 2002 in connection with adopting these new provisions. We estimate that this charge will not exceed $150.0.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). The provisions of SFAS No. 143 will change the way companies must recognize and measure retirement obligations that result from the acquisition, construction, development, or normal operation of a long-lived asset. We will adopt the provisions of SFAS No. 143 as required on January 1, 2003 and at this time have not yet assessed the impact that adoption might have on our financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (SFAS No. 144”). SFAS No. 144 supersedes Statement of Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and also supersedes the provisions of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” This statement retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 will generally by applied prospectively, and at this time, we estimate that the impact of adopting this statement will not be material.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our leverage may affect our business and may restrict our operating flexibility.

At December 31, 2001, we had approximately $2,612.4 in total indebtedness. On that date, we had $548.3 of available borrowing capacity under our revolving senior credit facility after giving effect to $51.7 reserved for letters of credit outstanding, which reduce the availability under our revolving senior credit facility. In addition, at December 31, 2001, our cash balance was $460.0. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to the consolidated financial statements for further discussion. Subject to certain restrictions set forth in the senior credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may in the future renegotiate or refinance our senior credit facility with agreements that have different or more stringent terms or split our senior credit facility into two or more facilities with different terms. The level of our indebtedness could:

•	limit cash flow available for general corporate purposes, such as acquisitions and capital expenditures, due to the ongoing cash flow requirements for debt service;

•	limit our ability to obtain, or obtain on favorable terms, additional debt financing in the future for working capital, capital expenditures or acquisitions;

•	limit our flexibility in reacting to competitive and other changes in the industry and economic conditions generally;

•
expose us to a risk that a substantial decrease in net operating cash flows due to economic developments or adverse developments in our business could make it difficult to meet debt service requirements; and

•
expose us to risks inherent in interest rate fluctuations because on any new borrowings that may be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

Our ability to make scheduled payments of principal of, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We will not be able to control many of these factors, such as the economic conditions in the markets in which we operate and initiatives taken by our competitors. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

We may not be able to finance future needs or adapt our business plan to changes in economic or business conditions because of restrictions placed on us by our senior credit facility and the instruments governing our other indebtedness.

Our senior credit facility and other agreements governing our other indebtedness contain or may contain covenants that restrict our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. In some cases, our subsidiaries are subject to similar restrictions that may restrict their ability to make distributions to us. In addition, our senior credit facility and these other agreements contain or may contain additional affirmative and negative covenants. All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions, as they arise.

If we do not comply with these or other covenants and restrictions contained in our senior credit facility and other agreements governing our indebtedness, we could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable. If we default under our senior credit facility, the lenders could cause all of our outstanding debt obligations under our senior credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. In addition, any default under our senior credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior credit facility is accelerated, we may not have sufficient assets to repay amounts due under our senior credit facility, the Liquid Yield Option Notes (LYONs) that we have issued, or under other debt securities then outstanding. Our ability to comply with these provisions of our senior credit facility and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

Our failure to successfully integrate UDI and other recent acquisitions, as well as any future acquisitions, could have a negative effect on our operations; our acquisitions could cause unexpected financial difficulties.

As part of our business strategy, we evaluate potential acquisitions in the ordinary course. Excluding the UDI acquisition, in 2001, we made 15 acquisitions of businesses for an aggregate purchase price of approximately $478.8. Our past acquisitions, particularly the acquisition of UDI, which had sales of approximately $2,366.2 for the year ended December 31, 2000, and any potential future acquisitions, involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our reported operating results due to charges to earnings;

•	diversion of management attention from running our existing businesses;

•	difficulty with integration of personnel and financial and other systems;

•	increased expenses, including compensation expenses resulting from newly-hired employees;

•	increased foreign operations that may be difficult to assimilate;

•	assumption of known and unknown liabilities and increased litigation; and

•	potential disputes with the sellers of acquired businesses, technologies, services or products.

We may not be able to integrate successfully the technology, operations and personnel of any acquired business. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business. In addition, any acquired business, technology, service or product could underperform relative to our expectations. We also could experience financial or other setbacks if any of the businesses that we have acquired or may acquire in the future have problems or liabilities of which we are not aware or that are substantially greater than we anticipate. In addition, as a result of future acquisitions, we may further increase our leverage or, if we issue equity securities to pay for the acquisitions, significantly dilute our existing stockholders.

We may not achieve the expected cost savings and other benefits of our acquisitions, including UDI.

As a result of our acquisitions, including the acquisition of UDI, we incur integration expenses for the incremental costs to exit and consolidate activities, to involuntarily terminate employees, and for other costs to integrate operating locations and other activities of these companies with SPX. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require that acquisition integration expenses associated with integrating SPX operations into locations of the acquired company must be recorded as expense. Accordingly, these expenses are not included in the allocation of the purchase price of the company acquired. Over the past five years, we have recorded several special charges to our results of operations associated with cost reductions, integrating acquisitions and achieving operating efficiencies. We believe that our actions have been required to improve our operations and, as described above, we will, if necessary, record future charges as appropriate to address costs and operational efficiencies at the combined company.

We believe our anticipated savings from the cost reduction and integration actions associated with the UDI acquisition should exceed $120.0 on an annualized basis. Our current integration plan focuses on three key areas of cost savings: (1) manufacturing process and supply chain rationalization, including plant closings, (2) elimination of redundant administrative overhead and support activities, and (3) restructuring and repositioning sales and marketing organizations to eliminate redundancies in these activities. While we believe these cost savings to be reasonable and significant cost reductions have been achieved, they are inherently estimates that are difficult to predict and are necessarily speculative in nature. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings or other benefits from the acquisition. As a result, our actual cost savings, if any, and other anticipated benefits could differ or be delayed, compared to our estimates and the other information contained in this report.

We may not be able to consummate acquisitions at our prior rate, which could negatively impact us.

We may not be able to consummate acquisitions at similar rates to our past acquisition rates, which could materially impact our growth rate, results of operations and stock price. Our ability to continue to achieve our goals may depend upon our ability to identify and successfully acquire companies, businesses and product lines, to effectively integrate them and to achieve cost effectiveness. We also may need to raise additional funds to consummate these acquisitions. In addition, changes in our stock price may adversely affect our ability to consummate acquisitions.

The loss of key personnel and any inability to attract and retain qualified employees could materially adversely impact our operations.

We are dependent on the continued services of our management team, including our Chairman of the Board, President and Chief Executive Officer. The loss of these personnel without adequate replacement could have a material adverse effect. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience in order to operate our business successfully. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

Many of the industries in which we operate are cyclical, and, accordingly, our business is subject to changes in the economy; pressure from original equipment manufacturers to reduce costs could adversely affect our business.

Many of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including, but not limited to, the automotive industries which influence our Service Solutions and Industrial Products and Services segments, the electric power and construction and infrastructure markets which influence our Industrial Products and Services segment, and process equipment, chemical and petrochemical markets, which influence our Flow Technology segment. Accordingly, any downturn in these or other markets in which we participate could materially adversely affect us. A decline in automotive sales and production also may affect not only sales of components, tools and services to vehicle manufacturers and their dealerships, but also sales of components, tools and services to aftermarket customers, and could result in a decline in our results of operations or a deterioration in our financial condition. Similar cyclical changes could also affect aftermarket sales of products in our other segments. If demand changes and we fail to respond accordingly, our results of operations could be materially adversely affected in any given quarter. The business cycles of our different operations may occur contemporaneously.

Consistent with most multi-industry, capital goods companies, our businesses have been impacted in 2001 by the soft economic conditions. There can be no assurance that the economic downturn will not worsen or that we will be able to sustain existing or create additional cost reductions to offset economic conditions, and the unpredictability and changes in the industrial markets in the current environment could continue and may adversely impact our results. Cost reduction actions often result in charges against earnings. We expect to take a charge against earnings in 2002, which cannot be fully quantified at this time, but may be material, in connection with implementing additional cost reduction actions at certain of our businesses.

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

At December 31, 2001, we had goodwill and intangible assets of approximately $3,061.7 and shareholders’ equity of approximately $1,715.3. On an ongoing basis, we evaluate, based on projected undiscounted cash flows, whether we will be able to recover all or a portion of the carrying value of goodwill. Based on this method, we expect to recover the carrying value of goodwill through our future cash flows. If future cash flows are insufficient to recover the carrying value of our goodwill, we must write off a portion of the unamortized balance of goodwill. There can be no assurance that circumstances will not change in the future that will affect the useful life or carrying value of our goodwill and, accordingly, require us to take a charge to write off a portion of our goodwill.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). For further discussion of these new provisions, see Note 2 to our consolidated financial statements. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). We are currently evaluating the provisions of SFAS No. 142, described in Note 2, and the impact that adoption will have on our financial position and results of operations. We further expect to record a goodwill impairment charge during the first quarter of 2002 in connection with adopting these new provisions. We estimate that this charge will not exceed $150.0.

We are subject to environmental and similar laws and potential liability relating to certain claims, complaints and proceedings, including those relating to environmental and other matters, arising in the ordinary course of business.

We are subject to various environmental laws, ordinances, regulations, and other requirements of government authorities in the United States and other nations. These requirements may include, for example, those governing discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent that property or to borrow funds using that property as collateral. In connection with our acquisitions and divestitures, we may assume or retain significant environmental liabilities, some of which we may not be aware. In particular, we assumed additional environmental liabilities in connection with the UDI acquisition. Future developments related to new or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our results of operations or financial position in the future. See Note 16 to the consolidated financial statement for further discussion.

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, in connection with our acquisitions, we may become subject to significant claims of which we were unaware at the time of the acquisition or the claims that we were aware of may result in our incurring a significantly greater liability than we anticipated. We maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance to protect us against potential loss exposures. We expect this insurance to cover a portion of these claims. In addition, we believe we are entitled to indemnification from third parties for some of these claims.

In our opinion, these matters are either without merit or are of a kind as should not have a material adverse effect individually and in the aggregate on our financial position, results of operations, or cash flows if disposed of unfavorably. However, we cannot assure you that recoveries from insurance or indemnification claims will be available or that any of these claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows.

It is our policy to comply fully with applicable environmental requirements. An estimate of loss, including expenses, from legal actions or claims is accrued when events exist that make the loss or expenses probable and we can reasonably estimate them. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. We do not discount environmental or other legal accruals do not reduce them by anticipated insurance recoveries. We believe that our accruals related to environmental litigation and claims are sufficient and that these items will be resolved without material effect on our financial position, results of operations and liquidity, individually and in the aggregate.

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc. (VSI) seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. There can be no assurance that we will be successful in the litigation. If we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

Our Inrange subsidiary is subject to various risks and any material adverse effect on Inrange could materially adversely affect our financial results.

At December 31, 2001, we own approximately 89.5% of the total number of outstanding shares of common stock of Inrange Technologies Corporation. Based on the closing price of Inrange’s Class B common stock on

March 15, 2002, Inrange’s market capitalization was approximately $827.35. Inrange is a high technology company and is subject to additional and different risks, and its public equity trades similarly to other technology businesses.

The impact to Inrange’s business subsequent to the events on September 11, 2001 reduced its third quarter 2001 results and as a consequence, negatively affected the full 2001 year results. Inrange’s business could be adversely impacted by the continued economic softening. Any adverse effect on Inrange could affect us.

In addition to the risks described in this report for our business as a whole, Inrange is subject to the following risks:

Inrange’s business will suffer if it fails to develop, successfully introduce and sell new and enhanced high quality, technologically advanced cost-effective products that meet the changing needs of its customers on a timely basis. Inrange’s competitors may develop new and more advanced products on a regular basis. Inrange relies on a sole manufacturer to produce one of its key products and on sole sources of supply for some key components in its products. Any disruption in these relationships could increase product costs and reduce Inrange’s ability to provide its products or develop new products on a timely basis. The price for Inrange’s products may decrease in response to competitive pricing pressures, maturing life cycles, new product introductions and other factors. Accordingly, Inrange’s profitability may decline unless it can reduce its production and sales costs or develop new higher margin products.

The foregoing is a summary of the risk factors applicable to Inrange. For a more complete description of those risks, please see “Factors that May Affect Future Results” in Inrange’s annual report of Form 10-K for the fiscal year ended December 31, 2001.

Difficulties presented by international economic, political, legal, accounting and business factors could negatively affect our interests and business effort.

In 2001, on a pro forma basis for our acquisition of UDI, approximately 29% of our sales were international, including export sales. In addition, in 2001, approximately 40.5% of Inrange’s sales were international, including export sales. We are seeking to increase our sales outside the United States. Our international operations require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations also are subject to the following risks:

•	difficulty in managing, operating and marketing our international operations because of distance, as well as language and cultural differences;

•
increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars, which may have a material adverse effect on sales or require us to lower our prices and also decrease our reported revenues or margins in respect of sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices; likewise, decreased strength of the U.S. dollar could have a material adverse effect on the cost of materials and products purchased overseas;

•	difficulty entering new international markets due to greater regulatory barriers than the United States and differing political systems;

•
increased costs due to domestic and foreign customs and tariffs, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and transportation and shipping expenses; credit risk or financial condition of local customers and distributors;

•	potential difficulties in staffing and labor disputes;

•	risk of nationalization of private enterprises;

•	increased costs of transportation or shipping;

•	ability to obtain supplies from foreign vendors and ship products internationally during times of crisis or otherwise;

•	potential difficulties in protecting intellectual property;

•	potential imposition of restrictions on investments; and

•	local political and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.

As we continue to expand our international operations, including as a result of the UDI acquisition, these and other risks associated with international operations are likely to increase. In addition, as we enter new geographic markets, we may encounter significant competition from the primary participants in those markets, some of which may have substantially greater resources than we do.

Future increases in the number of shares of our outstanding common stock could adversely affect our common stock price or dilute our earnings per share.

Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. If certain conditions are met, the LYONs could be converted into shares of our common stock. The shares covered by the LYONs that we issued in February have been registered under the Securities Act and the shares covered by the LYONs that we issued in May will be covered by a registration statement. Subject to adjustment, the LYONs could be converted into an aggregate of 6.6 shares of common stock. In addition, as of December 31, 2001, approximately 8.7 shares of our common stock are issuable upon exercise of outstanding stock options by employees and non-employee directors. As of December 31, 2001, under our employee stock option plan and non-employee director stock option plan, approximately 5.7 shares of our common stock are reserved for future issuance of additional options and shares under these plans. Additionally, we may issue a significant number of additional shares in connection with our acquisitions. We also have filed shelf registration statements for 4.3 shares of common stock that may be issued in acquisitions and we also have filed a shelf registration statement for a total of $1,000.0, which may be used in connection with an offering of debt securities and/or common stock for general corporate purposes. Any such additional shares also could have a dilutive effect on our earnings per share.

Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and, accordingly, we may not consummate a transaction that our stockholders consider favorable.

Provisions of our Certificate of Incorporation and By-laws may inhibit changes in our control not approved by our Board. These provisions include, for example, a staggered board of directors; a prohibition on stockholder action by written consent; a requirement that special stockholder meetings be called only by our Chairman, President and Chief Executive Officer or our board; advance notice requirements for stockholder proposals and nominations; limitations on stockholders’ ability to amend, alter or repeal the By-laws; enhanced voting requirements for certain business combinations involving substantial stockholders; the authority of our board to issue, without stockholder approval, preferred stock with terms determined in its discretion; and limitations on stockholders’ ability to remove directors. We also have a rights plan designed to make it more costly and thus more difficult to gain control of us without the consent of our Board. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. In general, Section 203 prohibits us from engaging in a “business combination” with an “interested stockholder” (each as defined in Section 203) for at least three years after the time the person became an interested stockholder unless certain conditions are met.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes. We have interest rate protection agreements with financial institutions to limit exposure to interest rate volatility. Our currency exposures vary, but are primarily concentrated in the Euro, Canadian dollar, British pound, Japanese yen, and Singapore dollar. Translation exposures generally are not specifically hedged.

The following table provides information, as of December 31, 2001 about our outstanding debt obligations and presents principal cash flows, weighted average interest rates by expected maturity dates and fair values. The weighted-average interest rates used for variable rate obligations are based on the rates in effect at December 31, 2001.

	Expected Maturity Date
	2002	2003	2004	2005	2006	After	Total	Fair Value
Fixed rate debt	—	—	—	—	—	$52.9	$52.9	$52.9
Average interest rate	—	—	—	—	—	7.0%	7.0%
LYONs, fully accreted	—	—	—	—	—	$1,409.8	$1,409.8	$1,083.3
Average interest rate	—	—	—	—	—	2.75%	2.75%
Variable rate debt	$161.6	$163.3	$125.8	$13.3	$478.3	$781.5	$1,723.8	$1,723.8
Average interest rate	4.66%	4.66%	4.66%	4.66%	4.66%	4.66%	4.66%

As of December 31, 2001 we had twelve outstanding swaps that effectively converted $1,700.0 of our floating rate debt to a fixed rate of approximately 7.49%. These swaps are accounted for as cash flow hedges, and expire at various dates, the longest expiring in November 2004.

At December 31, 2001 we had a foreign exchange contract to hedge the foreign currency exposure of our net investment in certain Euro denominated operations. This foreign exchange transaction swaps a notional amount of $100 million for 118.0 Euros in June 2004. This is a qualifying economic hedge of our net investment in these foreign operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SPX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

Page
SPX Corporation and Subsidiaries
Report of Independent Public Accountants	51
Consolidated Financial Statements:
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999	52
Consolidated Balance Sheets as of December 31, 2001 and 2000	53
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999	54
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	55
Notes to Consolidated Financial Statements	56

All schedules are omitted because they are not applicable, or not required or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of SPX Corporation:

We have audited the accompanying consolidated balance sheets of SPX CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EGS, the investment in which is reflected in the accompanying financial statements using the equity method of accounting (see Note 7), as of and for the year ended September 30, 2000. The statements of EGS, as of and for the year ended September 30, 2000, were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for EGS for 2000, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of SPX Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Notes 1 and 15 to the financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Ar	thur Andersen LLP

Chicago, Illinois
February 11, 2002

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2001	2000	1999
	(In millions, except per share data)
Revenues	$4,114.3	$2,678.9	$2,712.3
Costs and expenses:
Cost of products sold	2,761.6	1,776.7	1,809.8
Selling, general and administrative	775.1	495.2	508.3
Goodwill and intangible amortization	69.4	40.0	42.4
Special charges	87.9	90.9	38.4

Operating income	420.3	276.1	313.4
Gain on issuance of Inrange stock	—	98.0	—
Other income (expense), net	(7.6)	22.2	64.3
Equity earnings in joint ventures	35.0	34.3	34.7
Interest expense, net	(133.7)	(95.0)	(117.6)

Income before income taxes	314.0	335.6	294.8
Income tax expense	(141.0)	(137.3)	(187.3)

Income before extraordinary items	173.0	198.3	107.5
Loss on early extinguishment of debt, net of income taxes	—	(8.8)	(6.0)

Net income	$173.0	$189.5	$101.5

Basic income per share of common stock:
Income before extraordinary items	$4.77	$6.44	$3.50
Loss on early extinguishment of debt, net of income taxes	—	(0.29)	(0.20)

Net income per share	$4.77	$6.15	$3.30

Weighted average number of common shares outstanding	36.308	30.796	30.765

Diluted earnings per share of common stock:
Income before extraordinary items	$4.67	$6.25	$3.46
Loss on early extinguishment of debt, net of income taxes	—	(0.28)	(0.19)

Net income per share	$4.67	$5.97	$3.27

Weighted average number of common shares outstanding	37.060	31.751	31.055

Comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(39.3)	(8.8)	(1.9)
Unrealized loss on qualifying cash flow hedges	(25.6)	—	—
Minimum pension liability adjustment	(2.6)	(1.2)	—

Other comprehensive loss	(67.5)	(10.0)	(1.9)
Net income	173.0	189.5	101.5

Comprehensive income	$105.5	$179.5	$99.6

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$460.0	$73.7
Accounts receivable, net	976.2	547.7
Inventories, net	625.5	299.6
Prepaid expenses and other current assets	130.7	57.7
Deferred income taxes and refunds	236.6	84.2

Total current assets	2,429.0	1,062.9

PROPERTY, PLANT AND EQUIPMENT:
Land	50.4	28.0
Buildings and leasehold improvements	418.7	216.0
Machinery and equipment	810.1	640.7

	1,279.2	884.7
Accumulated depreciation and amortization	(439.7)	(392.7)

	839.5	492.0
Goodwill and intangible assets, net	3,061.7	1,211.8
Other assets	749.9	397.9

TOTAL ASSETS	$7,080.1	$3,164.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$514.3	$289.4
Accrued expenses	856.9	347.7
Current maturities of long-term debt	161.6	137.5

Total current liabilities	1,532.8	774.6
Long-term debt	2,450.8	1,158.1
Deferred income taxes	752.6	403.4
Other long-term liabilities	603.6	192.1

Total long-term liabilities	3,807.0	1,753.6
Minority Interest	25.0	28.2

Shareholders’ equity:
Preferred stock	—	—
Common stock	416.5	357.7
Paid-in capital	1,139.0	492.5
Retained earnings	350.8	177.8
Unearned compensation	—	(9.5)
Accumulated other comprehensive loss	(90.5)	(23.0)
Common stock in treasury	(100.5)	(387.3)

Total shareholders’ equity	1,715.3	608.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,080.1	$3,164.6

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Loss	Common Stock In Treasury
	(In millions)
Balance at December 31, 1998	$351.7	$481.7	$(113.2)	$(32.2)	$(11.1)	$(286.4)
Net Income	—	—	101.5	—	—	—
Exercise of stock options and other incentive plan activity, net of tax	3.2	6.9	—	13.1	—	—
Treasury stock issued	—	1.1	—	—	—	37.9
Translation adjustments	—	—	—	—	(1.9)	—

Balance at December 31, 1999	354.9	489.7	(11.7)	(19.1)	(13.0)	(248.5)
Net Income	—	—	189.5	—	—	—
Exercise of stock options and other incentive plan activity, net of tax	2.8	2.8	—	9.6	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	(1.2)	—
Treasury stock purchased	—	—	—	—	—	(138.8)
Currency translation adjustments	—	—	—	—	(8.8)	—

Balance at December 31, 2000	357.7	492.5	177.8	(9.5)	(23.0)	(387.3)
Net Income	—	—	173.0	—	—	—
Exercise of stock options and other incentive plan activity, net of tax	3.2	41.2	—	9.5	—	—
Acquisitions:
UDI	55.0	599.8	—	—	—	283.7
Other	0.6	5.5	—	—	—	3.1
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax.	—	—	—	—	5.9	—
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(31.5)	—
Minimum pension liability adjustment, net of tax	—	—	—	—	(2.6)	—
Currency translation adjustments	—	—	—	—	(39.3)	—

Balance at December 31, 2001	$416.5	$1,139.0	$350.8	—	$(90.5)	$(100.5)

The accompanying notes are an integral part of these statements.

SPX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(In millions)
Cash flows from (used in) operating activities:
Net income	$173.0	$189.5	$101.5
Adjustments to reconcile net income to net cash from operating activities:
Special charge	101.4	103.2	38.4
Equity earnings in joint ventures	—	—	(3.2)
Loss (Gain) on sale of businesses	11.8	—	(55.5)
Extraordinary item, net of tax	—	8.8	6.0
Gain on sale of Inrange stock	—	(98.0)	—
Deferred income taxes	103.4	107.6	68.1
Depreciation	91.5	64.3	63.0
Amortization of goodwill and intangibles	83.4	46.6	42.4
Employee benefits	(34.1)	(38.1)	(27.2)
Other, net	(6.7)	(9.7)	(2.9)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other	(66.6)	(46.8)	(54.2)
Inventories	47.0	(15.1)	(28.6)
Accounts payable, accrued expenses and other	43.1	(43.3)	97.0
Accrued restructuring liabilities	(55.0)	(28.8)	(33.0)
Taxes paid on the sale of Best Power	—	(69.0)	—

Net cash from operating activities	492.2	171.2	211.8
Cash flows from (used in) investing activities:
Proceeds from business divestitures	182.9	—	331.2
Business acquisitions, net of cash acquired	(528.1)	(220.8)	(96.4)
Capital expenditures	(150.0)	(123.3)	(102.0)
Other, net	(22.5)	(10.2)	15.7

Net cash from (used in) investing activities	(517.7)	(354.3)	148.5
Cash flows from (used in) financing activities:
Net borrowings under revolving credit agreement	—	155.0	30.0
Borrowings under other debt agreements	1,700.1	502.4	—
Payment of long-term debt	(1,333.2)	(484.0)	(430.9)
Proceeds from Issuance of Inrange stock	—	128.2	—
Sale of Treasury stock	—	—	39.0
Purchases of common stock	—	(138.8)	—
Common stock issued under stock incentive programs	44.9	15.2	10.1

Net cash from (used in) financing activities	411.8	178.0	(351.8)

Net change in cash and equivalents	386.3	(5.1)	8.5
Cash and equivalents at beginning of year	73.7	78.8	70.3

Cash and equivalents at end of year	$460.0	$73.7	$78.8

Supplemental disclosure of cash flows information:
Interest paid	$122.0	$96.4	$120.6
Income taxes paid	$35.2	$95.5	$51.3
Noncash investing and financing activities:
Fair value of shares issued for acquisitions, including UDI.	$947.7	—	—

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting and financial policies are described below.

Basis of Presentation — The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior-year amounts have been reclassified to conform with current-year presentation. These reclassifications had no impact on previously reported results of operations or total stockholders’ equity.

Consolidation — The consolidated financial statements include our accounts after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence are accounted for using the equity method.

Cash Equivalents — We consider our highly liquid money market investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition — We recognize revenues from product sales upon shipment to the customer, except for revenues from service contracts and long-term maintenance arrangements, which are deferred and recognized on a pro-rata basis over the agreement period, and revenues from certain long-term contracts, which are recognized using the percentage-of-completion method of accounting. Under the percentage-of-completion method, earnings accrue based on the percentage of total costs incurred or total units of products delivered, as contracts progress toward completion. Certain sales to distributors made with return rights and/or price protection features are recognized upon shipment to the customer. Expected returns under these contracts are approximately 0.1% of total revenues, can be reasonably estimated and are accrued for at the time of sale, and either a restocking charge is assessed on a return (up to 25% of sales price), or the customer must issue a replace order before the return is authorized. Amounts billed for shipping and handling are included in revenue. In addition, costs incurred for shipping and handling are recorded in cost of products sold and not netted against amounts billed.

Research and Development Costs — Internal research and development costs are expensed as incurred. Costs incurred in the research and development of new software included in products are charged to expense as incurred until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” until the product is available for general release. These costs are amortized over the lesser of three years or the economic life of the related products and the amortization is included in cost of products sold. We perform a periodic review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. We expensed approximately $109.1 of research activities relating to the development and improvement of our products in 2001, $74.5 in 2000 and $76.0 in 1999.

Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition, for which technological feasibility has not yet been established and which have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased in-process research and development meeting the above criteria are written off and charged to expense at the date of consummation of the business combination in accordance with GAAP. We wrote-off

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

$1.6 and $10.0 of in-process research and development in 2001 and 2000, respectively. See Note 5 for more information on these write-offs.

Environmental Remediation Costs — Costs incurred to investigate and remediate environmental issues are expensed unless they extend the economic useful life of related assets. Liabilities are recorded and expenses are reported when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Environmental obligations are not discounted and are not reduced by anticipated insurance recoveries.

Property Plant and Equipment — Property, plant and equipment (“PP&E”) are stated at cost, less accumulated depreciation and amortization. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.

Financial Instruments Policy — On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No.138. These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These new standards may result in additional volatility in reported earnings, other comprehensive income and accumulated other comprehensive income. See Note 15 for further discussion of the impact of adopting these new standards.

Initially, upon adoption of the new derivative accounting requirements, and prospectively, on the date a derivative contract is entered into, SFAS 133 requires that a qualifying derivative be designated as either (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), (3) a hedge of a net investment in a foreign operation (a net investment hedge), or (4) as a natural hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item (a natural hedge).

We formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the balance sheets at fair value in other assets or other liabilities. We also formally assess both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.

We use financial instruments to manage our exposures to (1) fluctuating interest rates on variable rate debt and (2) net investments in foreign operations. We use interest rate swaps to reduce the risk of fluctuating interest rates by guaranteeing a known cash flow that will be expended at future dates for the payment of interest. We use a forward foreign exchange transaction to swap euros for dollars to hedge against the devaluation of our net investment in certain foreign operations. This forward foreign exchange transaction reduces the risk of currency fluctuation by guaranteeing a known dollar value for a portion of our investment in foreign operations.

The effective portion of the changes in the fair value of our interest rate swaps, which are designated as cash flow hedges, is recorded in accumulated other comprehensive income. Ineffectiveness is recorded as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

component of interest expense. Changes in fair value are assessed quarterly based on dealer quotes. The change in the fair value of our forward foreign exchange transaction, which qualifies as a net investment hedge of a foreign operation, is recorded in the cumulative translation adjustment account within stockholders’ equity.

We do not enter into speculative derivatives.

Goodwill and Intangible Assets — For acquisitions completed prior to July 1, 2001, and through December 31, 2001 we amortized goodwill and intangible assets on a straight-line basis over lives ranging from 10 to 40 years. In determining the estimated useful lives, we considered the nature, competitive position, life cycle position, and historical and expected future operating income of each acquired company, as well as our commitment to support these acquired companies through continued investment in capital expenditures, operational improvements and research and development.

For acquisitions completed after June 30, 2001, the provisions of Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) require us to no longer amortize goodwill and indefinite lived intangible assets. See Note 2 for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

Impairment of long-lived assets and intangibles subject to amortization — We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows or operating income (before amortization) on a non-discounted basis related to the tested assets is likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

(2)    NEW ACCOUNTING PRONOUNCEMENTS (UNAUDITED)

On July 20, 2001 the Financial Accounting Standards Board issued SFAS No. 141 and SFAS No. 142. These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of.” During 2001, the amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001.

With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We are currently evaluating the impact that adoption of the remaining provisions of SFAS No. 142 will have on our financial position and results of operations. Based on historical purchase price allocations and preliminary allocations for business combinations completed prior to June 30, 2001, we estimate that the cessation of goodwill amortization will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

increase our operating income by approximately $62.0 on an annualized basis when we adopt the accounting pronouncements. We further expect to record a goodwill impairment charge during the first quarter of 2002 in connection with adopting these new provisions. We estimate that this charge will not exceed $150.0.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). The provisions of SFAS No. 143 will change the way companies must recognize and measure retirement obligations that result from the acquisition, construction, development, or normal operation of a long-lived asset. We will adopt the provisions of SFAS No. 143 as required on January 1, 2003 and at this time have not yet assessed the impact that adoption might have on our financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (SFAS No. 144”). SFAS No. 144 supersedes Statement of Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”) and also supersedes the provisions of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 establishes a single model for accounting for long- lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 will generally be applied prospectively, and at this time, we estimate that the impact of adopting this statement will not be material.

(3)    ACQUISITIONS AND DIVESTITURES

We continually review each of our businesses pursuant to our “fix, sell or grow” strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Business acquisitions and dispositions for the years ended 2001 and 2000 are described below.

Acquisitions—2001

UDI Acquisition:

On May 24, 2001, we completed the acquisition of United Dominion Industries Limited (UDI) in an all-stock transaction valued at $1,066.9 including $128.0 of cash costs related to transaction fees and corporate change in control matters. We issued a total of 9.385 shares (3.890 from treasury) to complete the transaction. We also assumed or refinanced $884.1 of UDI debt bringing the total transaction value to $1,951.0.

UDI, which had sales of $2,366.2 for the twelve months ended December 31, 2000, manufactured products including: electrical test and measurement solutions; cable and pipe locating devices; laboratory testing chambers; industrial ovens; electrodynamic shakers; air filtration and dehydration equipment; material handling devices; electric resistance heaters; soil, asphalt and landfill compactors; specialty farm machinery; pumps; valves; cooling towers; boilers; leak detection equipment; and aerospace components.

The acquisition was accounted for using the purchase method of accounting in accordance with APB 16 and APB 17, and, accordingly, the statements of consolidated income include the results of UDI beginning May 25, 2001. The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values as determined by preliminary independent appraisals and management, based on information currently available and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

on current assumptions as to future operations. We intend to complete our review and determination of the fair values of the assets acquired and liabilities assumed before May 2002. This review includes finalizing any strategic reviews of the UDI businesses and our plans to integrate the operations of UDI, evaluating the contingent and actual liabilities assumed, and obtaining final appraisals of the tangible and intangible assets acquired. The allocation of the purchase price is subject to revision, and such revision is not expected to be material.

A preliminary summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values
Assets acquired	$1,956.0
Liabilities assumed	(1,978.6)
Excess of cost over net assets acquired	1,089.5

Purchase price	$1,066.9
Less cash acquired	(78.4)

Net purchase price	$988.5

Of the total assets acquired, $402.0 is allocated to identifiable intangible assets, including trademarks and patents, based on a preliminary assessment of fair value.

For financial statement purposes the excess of cost over net assets acquired was amortized by the straight-line method over 40 years from the acquisition date through December 31, 2001. Intangible assets other than goodwill were also amortized over this period according to their respective useful lives varying from 5 to 40 years. We will adopt the provisions of SFAS No. 142 in 2002, and this statement requires that goodwill and indefinite-lived intangibles are no longer amortized but are reviewed for impairment annually. See Note 2 for further discussion of adopting this pronouncement.

As a result of the acquisition of UDI, we have incurred to date integration expenses for the incremental costs to exit and consolidate activities at UDI locations, to involuntarily terminate UDI employees, and for other costs to integrate operating locations and other activities of UDI with SPX. GAAP requires that these acquisition integration expenses, which are not associated with the generation of future revenues and do not benefit activities that will be continued, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require that acquisition integration expenses associated with integrating SPX operations into UDI locations must be recorded as expense. These expenses are discussed in Note 5. The components of the acquisition integration liabilities included in the preliminary purchase price allocation for UDI are as follows:

	Workforce Reductions	Noncanceleable Leases	Other	Total
Original costs	$46.4	$9.1	$20.6	$76.1
Payments	(0.9)	(0.5)	(0.8)	(2.2)

Balance at June 30, 2001	45.5	8.6	19.8	73.9
Payments	(11.1)	(0.2)	(4.3)	(15.6)
Adjustments	5.4	2.0	0.8	8.2

Balance at September 30, 2001	39.8	10.4	16.3	66.5
Payments	(13.3)	(0.7)	(6.3)	(20.3)
Adjustments	2.6	(1.6)	5.6	6.6

Balance at December 31, 2001	$29.1	$8.1	$15.6	$52.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

The acquisition integration liabilities are based on our current integration plan which focuses on three key areas of integration: (1) manufacturing process and supply chain rationalization, including plant closings or sales, (2) elimination of redundant administrative overhead and support activities, and (3) restructuring and repositioning sales and marketing organizations to eliminate redundancies in these activities. In total, we expect to close or sell approximately 49 manufacturing, sales and administrative facilities. As of December 31, 2001, 42 facility closures or dispositions have been announced and 34 completed. We expect that additional charges associated with these actions will be incurred in 2002 but we do not expect these to be material.

Excluding businesses sold, we expect to reduce the former UDI workforce by approximately 2,500 employees, of which 2,053 had been reduced at December 31, 2001. Terminated UDI employees who qualify will have their severance benefits paid out of SPX pension plan assets. These special termination benefits are accounted for as early retirement benefits and special termination benefits in accordance with SFAS 87 and SFAS 88. During 2001, $9.1 of pension assets were used to fund employee severance costs and of the remaining $29.1 workforce reduction obligation, we expect that $16.4 of pension assets will be used to fund these severance benefits. Other cash costs primarily represent facility holding costs, supplier cancellation fees, and the relocation of UDI personnel associated with plant closings and product rationalization. We expect that the termination of employees and consolidation of facilities will be substantially complete within one year of the date of acquisition. Anticipated savings from these cost reduction and integration actions are expected to exceed $120.0 on an annualized basis.

Employee reductions associated with sold businesses approximate 838 as of December 31, 2001.

The acquisition of UDI significantly affects the comparison of the 2001 results of operations. The following 2001 and 2000 pro forma results are presented to facilitate a more meaningful analysis for readers. The unaudited pro forma results of operations for the years ended December 31, 2001 and 2000 as if UDI and SPX had been combined as of the beginning of those periods follow.

The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or expenses of the planned integration of UDI and SPX, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

Pro forma results reflect the amounts necessary to estimate consolidated interest expense. The consolidated interest expense has been computed on an assumptions that the refinancing of UDI debt will occur entirely under the credit agreement and not through the issuance of publicly traded or privately placed notes. Interest income was not changed from historical amounts and debt issuance costs are amortized over five years. The pro forma assumes the fair values and lives of intangible assets and goodwill as determined by independent appraisals. The pro forma consolidated effective income tax rate is estimated to be 45% excluding special charges and unusual items. The pro forma consolidated effective income tax rate is higher than either of the combined companies due to the impact of estimated non-deductible goodwill amortization and increases in foreign income tax rates due to the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

	Twelve months ended December 31,
	2001	2000
Net sales	$5,008.7	$5,045.1
Income before extraordinary item (1)	162.0	213.5
Net income	$162.0	$204.7

Basic income (loss) per share:
Income before extraordinary item	$3.85	$5.31
Loss on early extinguishment of debt	—	(0.22)

Net income per share	$3.85	$5.09

Diluted income (loss) per share:
Income before extraordinary item	$3.78	$5.18
Loss on early extinguishment of debt	—	(0.21)

Net income per share	$3.78	$4.97

(1)	SPX recorded an after-tax loss of $8.8 on the early extinguishment of debt in the first quarter of 2000.

Other Acquisitions — 2001:

In the Technical Products segment we completed nine acquisitions with an aggregate purchase price of $412.6. In aggregate, these acquisitions had revenues of $302.6 in the year prior to the respective date of acquisition. These acquisitions include Kendro Laboratory Products, L.P. by Revco Technologies, SPX’s life-sciences business unit based in Asheville, North Carolina and TCI International and Central Tower by Dielectric Communications, SPX’s broadcast antenna and radio frequency transmission systems business unit based in Raymond, Maine. The acquisition of Kendro was completed in July of 2001 for $320.0 in cash and accounted for using the purchase method of accounting under SFAS 141. Accordingly, the purchase price was allocated to the related assets acquired and liabilities assumed based on a preliminary estimate of fair market values at the date of acquisition. Of the total assets acquired, $175.6 has been allocated to goodwill, $38.5 to trademarks and $14.2 to other intangibles based on a preliminary assessment of the fair market values. The allocation of the Kendro purchase price is subject to revision, and such revision is not expected to be material.

In the Industrial Products segment we completed three acquisitions with an aggregate purchase price of $52.3. In aggregate, these acquisitions had revenues of $70.1 in the year prior to the respective date of acquisition. These acquisitions include Carfel by Filtran, SPX’s automotive filtration products business unit based in Des Plaines, Illinois.

In the Flow Technology segment we completed three acquisitions with an aggregate purchase price of $29.3. In aggregate, these acquisitions had revenues of $56.8 in the year prior to the respective date of acquisition.

Acquisitions — 2000

In the Technical Products segment we completed ten acquisitions with an aggregate purchase price of $100.0. In aggregate, these acquisitions had revenues of $67.9 in the year prior to the respective date of acquisition. These acquisitions include Computerm Corporation by Inrange Technologies, SPX’s networking technology development business unit based in Lumberton, New Jersey and Ziton SA (Pty) Ltd. by Edwards System Technology, Inc., SPX’s life safety systems business unit based in Cheshire, Connecticut.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

In the Industrial Products segment we completed five acquisitions with an aggregate purchase price of $81.2. In aggregate, these acquisitions had revenues of $61.7 in the year prior to the respective date of acquisition. These acquisitions include the Fenner Fluid Power Division of Fenner plc by Power Team, SPX’s high force industrial tools and hydraulic power systems components business unit based in Rockford, Illinois.

In the Flow Technology segment we completed three acquisitions with an aggregate purchase price of $37.7. In aggregate, these acquisitions had revenues of $33.6 in the year prior to the respective date of acquisition. These acquisitions include Copes-Vulcan by DeZurik, SPX’s industrial valve and process control products business unit based in Sartell, Minnesota.

In the Service Solutions segment we completed three acquisitions with an aggregate purchase price of $12.2. In aggregate, these acquisitions had revenues of $9.0 in the year prior to the respective date of acquisition.

Divestitures — 2001

On August 27, 2001 we sold substantially all of the assets and liabilities of our Marley Pump business, formerly of UDI, for a cash purchase price of $40.0. This business was classified as held-for-sale as of the acquisition date, and accordingly, no gain or loss was recorded on the sale. In 2000, this business had sales of $68.1.

During the fourth quarter of 2001 and in separate transactions, we sold five other businesses, all of which were formerly of UDI, for total consideration of $89.4 in cash and a note of $1.6. These businesses were classified as held-for-sale as of the acquisition date, and accordingly, no gain or loss was recorded on the sale.

On May 18, 2001, we sold substantially all of the assets and liabilities of our GS Electric business for $27.0 in cash and a $5.0 note due in one year from the date of sale. A pre-tax loss of $11.8 was recorded on the sale. In 2000, this business had sales of $75.3.

(4)    BUSINESS SEGMENT INFORMATION

In the second quarter of 2001, we began reporting our results of operations in four segments, Technical Products and Systems, Industrial Products and Services, Flow Technology, and Service Solutions. The new structure reflects the acquisition of UDI and aligns financial reporting with the operating structure of the organization. Each segment is described below.

Technical Products and Systems

The Technical Products and Systems segment is focused on solving customer problems with complete technology-based systems. The emphasis is on growth through investment in new technology, new product introductions, alliances, and acquisitions.

This segment includes operating units that design and manufacture networking and switching products for storage; data and telecommunications networks; fire detection and integrated building life-safety systems; TV and radio transmission systems; automated fare collection systems; laboratory centrifuges, incubators, ovens, testing chambers and freezers; electrical test and measurement solutions; cable and pipe locating devices; electrodynamic shakers; industrial ovens and equipment for the manufacture of silicon crystals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

Industrial Products and Services

The strategy of the Industrial Products and Services segment is to provide “Productivity Solutions for Industry”. The Industrial Products and Services segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment.

This segment includes operating units that design, manufacture, and market power transformers, hydraulic systems, high-integrity aluminum and magnesium die-castings, automatic transmission filters, industrial filtration products, dock equipment, material handling devices, electric resistance heaters, soil, asphalt and landfill compactors, specialty farm machinery, as well as components for the aerospace industry.

Flow Technology

The Flow Technology segment designs, manufactures, and markets solutions and products that are used to process or transport fluids and in heat transfer applications.

This segment includes operating units that manufacture pumps and other fluid handling machines, valves, cooling towers, boilers, leak detection equipment, and industrial mixers.

Service Solutions

Service Solutions includes operations that design, manufacture and market a wide range of specialty service tools, hand-held diagnostic systems and service equipment, inspection gauging systems, and technical and training information, primarily to the vehicle franchise dealer industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

Financial data for our business segments are as follows:

	2001	2000	1999
Revenues: (1)
Technical Products and Systems	$1,137.9	$796.8	$912.3
Industrial Products and Services	1,391.4	893.3	801.5
Flow Technology	912.5	286.8	298.9
Service Solutions	672.5	702.0	699.6

	$4,114.3	$2,678.9	$2,712.3

Operating income: (1)
Technical Products and Systems (2)	$140.2	$145.2	$138.9
Industrial Products and Services (3)	170.5	105.4	126.4
Flow Technology (4)	123.3	35.2	23.8
Service Solutions (5)	53.2	36.5	61.7
General Corporate (6)	(66.9)	(46.2)	(37.4)

	$420.3	$276.1	$313.4

Capital expenditures: (1)
Technical Products and Systems	$23.8	$20.2	$24.7
Industrial Products and Services	75.5	46.9	36.0
Flow Technology	18.2	20.8	9.8
Service Solutions	10.3	13.0	25.1
General Corporate	22.2	22.3	6.4

	$150.0	$123.3	$102.0

Depreciation and amortization: (1)
Technical Products and Systems	$38.9	$21.3	$27.1
Industrial Products and Services	59.4	43.5	41.5
Flow Technology	33.0	11.5	11.7
Service Solutions	27.8	26.8	23.7
General Corporate	1.8	1.2	1.4

	$160.9	$104.3	$105.4

Identifiable assets:
Technical Products and Systems	$1,499.5	$553.2	$431.2
Industrial Products and Services	1,465.9	1,001.8	828.7
Flow Technology	1,567.0	289.9	254.7
Service Solutions	1,285.3	861.9	887.2
General Corporate	1,262.4	457.8	444.2

	$7,080.1	$3,164.6	$2,846.0

(1)	Includes the results of acquisitions from the dates of the respective acquisitions. See Note 3 of the consolidated financial statements for further discussion.

(2)
2001 includes special charges of $38.4, of which $4.9 is including in cost of products sold. 2000 includes $10.0 of special charges. See Note 5 of the consolidated financial statements for further discussion.

(3)
Includes special charges of $16.0, of which $1.8 is recorded in cost of products sold. 2000 includes $51.2 of special charges, of which $1.1 is recorded in cost of products sold. See Note 5 of the consolidated financial statements for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

(4)	Includes special charges of $12.7 in 2001. See Note 5 of the consolidated financial statements for further discussion.

(5)
2001 includes special charges of $15.3, of which $6.8 is recorded in cost of products sold. 2000 includes $32.6 of which $11.2 is recorded in cost of products sold. See Note 5 of the consolidated financial statements for further discussion.

(6)	Includes special charges of $19.0 in 2001 and $9.4 of special charges in 2000. See Note 5 of the consolidated financial statements for further discussion.

Geographic Areas:	2001	2000	1999
Revenues — Unaffiliated Customers:
United States (1)	$3,428.3	$2,327.7	$2,304.1
Other	686.0	351.2	408.2

	$4,114.3	$2,678.9	$2,712.3

Long Lived Assets:
United States	$3,872.4	$2,014.3	$1,830.2
Other	778.7	87.4	39.3

	$4,651.1	$2,101.7	$1,869.5

(1)
Included export sales of $497.1 in 2001, $242.8 in 2000, and $247.5 in 1999. No individual foreign country in which we operate accounted for more than 5% of consolidated revenues in 2001, 2000 or 1999.

(5)    SPECIAL CHARGES AND OTHER CHARGES

As part of our Value Improvement Process®, we right-size and consolidate operations to drive results. Additionally, due to our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines, and rationalize and consolidate manufacturing capacity to maximize EVA® improvement. As an outcome of this process, we recorded special charges of $87.9 in 2001, $90.9 in 2000, and $38.4 in 1999. These special charges consist of restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines, and asset and goodwill impairments. In addition, we recorded charges to cost of products sold of $13.5 in 2001, and $12.3 in 2000 for discontinued product lines and other product changes associated with restructuring initiatives.

The components of the charges have been computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies and local laws. The purpose of these restructuring initiatives is to improve profitability, streamline operations, reduce costs, and improve efficiency. We estimate that we will achieve operating cost reductions in 2002 and beyond through reduced employee, manufacturing and other facility costs.

EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when, management having the appropriate level of authority to involuntarily terminate employees, approves and commits us to the plan of termination, establishes the benefits that current employees will receive upon termination, and prior to the date of the financial statements, the benefit arrangement is communicated to employees. The communication of the benefit arrangement includes sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are terminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

Other exit costs are costs resulting from an exit plan that are not associated with or that do not benefit activities that will be continued. We record that cost if it is not associated with or is not incurred to generate revenues after the exit plan’s commitment date, and it meets either of the following criteria: (1) The cost is incremental to other costs that we incur in the conduct of our activities prior to the commitment date and will be incurred as a direct result of the exit plan, or (2) The cost represents amounts that we will incur under a contractual obligation that existed prior to the commitment date and will either continue after the exit plan is completed with no economic benefit to us or be a penalty incurred by us to cancel the contractual obligation.

Special charges for the years ended December 31, 2001, 2000, and 1999 are described in more detail below and in the applicable sections which follow.

	2001 (1)	2000 (2)	1999
Employee termination costs	$23.8	$13.9	$16.6
Facility consolidation costs	13.9	16.1	6.5
Other cash costs	15.2	2.0	—
Non cash asset write-downs	46.9	61.2	15.3
In-process technology	1.6	10.0	—

Total	$101.4	$103.2	$38.4

(1)	$13.5 of non cash inventory write-downs is recorded in our income statement as a component of cost of products sold.

(2)	$12.3 of non cash inventory write-downs is recorded in our income statement as a component of cost of products sold.

At December 31, 2001, a total of $39.2 of restructuring liabilities remained on the consolidated balance sheet. These reserves primarily relate to restructuring actions initiated in 2001, and we anticipate that the actions will be completed within one year of inception. The following table summarizes activity from December 31, 1999 through December 31, 2001:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Impairments & Write-Downs	Total
Balance at December 31, 1999	$6.5	$6.3	$—	$—	$12.8
Special Charges (2)	13.9	16.1	2.0	71.2	103.2
Non-Cash Asset Write-Downs				(71.2)	(71.2)
Cash Payments	(10.4)	(16.4)	(2.0)		(28.8)

Balance at December 31, 2000	$10.0	$6.0	$—	$—	$16.0
Special Charges (1)	23.8	13.9	15.2	48.5	101.4
Non-Cash Asset Write-Downs				(48.5)	(48.5)
Cash Payments	(16.5)	(7.6)	(5.6)		(29.7)

Balance at December 31, 2001	$17.3	$12.3	$9.6	$—	$39.2

(1)
$13.5 of inventory write-downs is recorded on our consolidated statement of income as a component of cost products sold. $1.6 of the impairments & write-downs is related to the write-off of in-process research & development.

(2)
$12.3 of inventory write-downs is recorded on our consolidated statement of income as a component of cost products sold. $10.0 of the impairments & write-downs is related to the write-off of in-process research & development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

2001 Special Charges

In 2001, we continued to employ the business practices of our Value Improvement Process® by announcing and committing to the closure of thirteen manufacturing, sales, and administrative facilities in the United States, Europe, and Asia; by exiting or outsourcing unprofitable or low margin product lines; by consolidating and combining certain businesses; and by continuing to right-size our operations. As of December 31, 2001, we have committed to initiatives that, when fully completed, will reduce headcount by approximately 1,025 hourly and salaried employees primarily located in the United States.

In total, we recorded $101.4 of special charges in 2001 of which $13.5 is recorded as a component of cost of products sold. $71.5 was recorded as a result of restructuring actions, $13.4 was recorded for goodwill and other asset impairments, $14.9 was recorded in connection with the relocation of our corporate headquarters, and we recorded a $1.6 write-off of in-process research and development. Of these charges, $52.8 has or will result in cash out flows.

In the Technical Products and Systems segment, $38.4 of special charges, $4.9 in cost of products sold, has been recorded primarily related to the following: reducing the workforce by approximately 342 employees; facility consolidation costs related to the closure of sales offices, the impairment of an investment held in a supplier; a goodwill impairment; inventory and other asset impairments associated with our data storage networks business exiting the telecom business; and the consolidation of certain operations and product lines from our Lindberg unit into our Lunaire unit. We recorded a $1.6 write-off of in-process research and development associated with the acquisition of Kendro Laboratories. In-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet reached technological feasibility at the date of acquisition and that have no alternative future use.

In the Industrial Products and Services segment, $16.0 of special charges, $1.8 recorded in cost of products sold, has been recorded primarily related to the following: reducing the workforce by approximately 182 employees; facility consolidation costs including the closing of a manufacturing plant in Ohio and in the United Kingdom; and inventory and other asset impairments associated with the outsourcing of certain manufactured components and exiting a product line.

In the Flow Technology segment, $12.7 of special charges has been recorded primarily related to the following: the closure of sales and administrative offices at our industrial mixers business; and the combination of our DeZurik and Copes-Vulcan businesses with two businesses acquired with UDI, Mueller Steam Specialty and CMB, to form what is now called SPX Valves and Controls. The costs associated with this combination include amounts to reduce the workforce by approximately 186 employees, and to consolidate facilities including the closure of a manufacturing location in Minnesota and in Pennsylvania, and two in Asia.

In the Service Solutions segment, $15.3 of special charges, $6.8 recorded in cost of products sold, has been recorded primarily related to the following: reducing the workforce by approximately 315 employees; inventory and other asset impairments associated with exiting the dynometer-based emissions business; and the closure of a sales office in France and in Michigan.

Corporate special charges include $14.9 of costs associated with the relocation of our corporate headquarters to Charlotte, North Carolina. In addition to severance, these costs include non-cancelable lease obligations, facility-holding costs, and asset impairments associated with a lease facility in Muskegon, Michigan. Other special charges of $4.1 include an asset impairment relating to the abandonment of an internet-based software system.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

2000 Special Charges

In 2000, we recorded $103.2 of special charges associated with restructuring actions, in-process technology write-offs, asset impairments, and product rationalizations. $12.3 of this charge, which relates to inventory write-downs, is recorded in cost of products sold. In 2000, we committed to and announced the closing of ten manufacturing facilities or sales offices and the reorganization of various sales, engineering and marketing teams that reduced headcount within the Service Solutions, and Industrial Products and Services segments by approximately 708 hourly and salaried employees.

In the Technical Products segment, we recorded a $10.0 write-off of in-process technology associated with Inrange’s acquisition of Varcom Corporation.

In the Industrial Products and Services segment, we recorded special charges of $51.2 associated with restructuring initiatives and goodwill impairments; $1.1 of this charge related to inventory write-downs and was recorded in cost of products sold. The restructuring actions primarily consisted of headcount reductions, the consolidation of two facilities into one in our SPX Fluid Power business, the closure of facilities in Pennsylvania, Virginia, and Minnesota, and asset write-downs associated with exiting the bicycle business.

In the Service Solutions segment we recorded special charges of $32.6, of which $11.2 is associated with discontinued product lines associated with restructuring and is recorded in cost of products sold. The remainder of the charges are primarily associated with restructuring actions that reduced headcount, closed two facilities in Michigan, one facility in Ohio, one facility in Brazil, and consolidated several European operations into a facility in Hainburg, Germany.

The 2000 Corporate special charges of $9.4 primarily represent a write-down of an investment in certain software licenses.

1999 Special Charges

During 1999, we committed to and announced that we would close four manufacturing, sales and administrative facilities primarily to consolidate certain operations. As a result of these actions, we recorded charges of $38.4, which included $16.6 for cash severance payments to approximately 209 hourly and 392 salaried employees. Substantially all scheduled terminations and payments were completed by December 31, 2000. We also recorded $13.4 for facility closing costs, including cash holding costs of $3.0 and non-cash asset write-downs of $10.4.

The four affected facilities were in our Industrial Products and Services segment and were located in Ireland, Tennessee, Minnesota, and Ohio.

An additional $8.4 of charges consisted of $4.9 related to the non-cash write off of abandoned system costs and $3.5 of other cash costs incurred during 1999 related to the various restructuring initiatives, primarily for the relocation of employees.

(6) GAIN ON ISSUANCE OF INRANGE STOCK

In September 2000, Inrange Technologies, one of our business units, issued 8.855 shares of its class B common stock for cash in an initial public offering. We own 75.633 shares of Inrange class A common stock. Holders of class B common stock generally have identical rights as class A common stock except for voting and conversion rights. The holders of class A common stock are entitled to five votes per share and the holders of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

class B common stock are entitled to one vote per share. Holders of class B common stock have no conversion rights. As a result of the initial public offering, we own 89.5% of the total number of outstanding shares of Inrange common stock. We own 100% of the outstanding class A common stock, which represents 98% of the combined voting power of all classes of Inrange voting stock. Proceeds from the offering, based on the offering price of $16.00 per share, net of expenses, were $128.2. We accounted for the proceeds of the offering in accordance with Staff Accounting Bulletin No. 51. “Accounting by the Parent in Consolidation for Sale of Stock in Subsidiary”. In accordance with the selected accounting policy, we recorded a pretax gain of $98.0 ($57.6 after-tax) in the third quarter of 2000.

(7) INVESTMENT IN JOINT VENTURES

In the second quarter of 2001, we entered into a joint venture with Assa Abloy AB for the manufacture, sale and distribution of door products. We contributed our door products business, which was acquired in the UDI acquisition and had sales of $182.3 in 2000. Assa Abloy contributed the Curries Company and Graham Manufacturing Corporation, Assa Abloy’s two door product manufacturing entities. As part of the transaction we received $96.0 in cash and a 20% ownership interest in the joint venture, which is being accounted for under the equity method of accounting. We typically receive the majority of our share of this joint venture’s earnings in cash dividends. The joint venture agreement includes a put and call agreement that allows for the sale or purchase of our 20% interest in the joint venture, two years after its formation, to Assa Abloy at a pre-determined price. Accordingly, we expect this joint venture to end in June 2003.

We also own a 44.5% interest in EGS, a joint venture with Emerson Electric Co., and account for our investment in EGS under the equity method of accounting, on a three-month lag basis consistent with GAAP. We typically receive the majority of our share of this joint venture’s earnings in cash dividends. EGS operates primarily in the United States, Canada and Mexico. EGS’s results of operations for its fiscal year ended September 30, 2001, 2000, and 1999 were as follows:

	2001	2000	1999
Net sales	$458.7	$474.4	$462.6
Gross margin	187.3	189.3	188.1
Net income	56.5	65.1	67.0

EGS’s pretax income for the quarters ended December 31, 2001, 2000 and 1999 was not materially different than the pretax income earned the previous quarter. Our equity earnings in EGS for the year ended December 31, was $30.1 in 2001, $34.3 in 2000, and $34.7 in 1999. Our recorded investment in EGS was less than our ownership of EGS’s net assets in the amount of $92.1 at December 31, 2001, $94.5 at December 31, 2000 and in the amount of $96.9 at December 31, 1999. This difference is being amortized on a straight-line basis over an estimated economic life of 40 years.

Condensed balance sheet information of EGS as of September 30, 2001 and 2000 is as follows:

	2001	2000
Current assets	$145.7	$170.4
Noncurrent assets	309.2	318.1
Current liabilities	67.8	66.6
Noncurrent liabilities	17.2	30.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

(8) INVENTORIES
	December 31,
	2001	2000
Finished goods	$265.6	$131.1
Work in process	149.9	65.9
Raw material and purchased parts	224.7	117.7

Total FIFO cost	$640.2	$314.7
Excess of FIFO cost over LIFO inventory value	(14.7)	(15.1)

	$625.5	$299.6

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were $209.5 at December 31, 2001, and $143.8 at December 31, 2000. All other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, netted against work in process at year-end, were $12.0 in 2001, and $6.1 in 2000.

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31,
	2001	2000
Goodwill	$2,520.6	$1,058.4
Trademarks	463.2	52.4
Other intangibles	272.2	232.3

	3,256.0	1,343.1
Accumulated amortization	(194.3)	(131.3)

	$3,061.7	$1,211.8

Amortization of goodwill and intangibles was $69.4 in 2001, $40.0 in 2000, and $42.4 in 1999.

(10) VALUATION ACCOUNTS
	2001	2000	1999
Allowance for doubtful accounts:
Balance at beginning of year	$16.2	$16.9	$18.3
Acquisitions	10.5	—	—
Provisions	19.3	7.9	11.3
Charges	(17.1)	(8.6)	(12.7)

Balance at end of year	$28.9	$16.2	$16.9

(11) ACCRUED EXPENSES
	December 31,
	2001	2000
Employee benefits	$237.5	$134.9
Legal, environmental, and self-insurance	167.4	55.1
Warranty	56.5	22.5
Restructuring related accruals	91.7	16.0
Other	303.8	119.2

	$856.9	$347.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

(12)  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Postretirement Benefit Plans

We have defined benefit pension plans that cover a majority of our salaried and hourly paid employees, including certain employees in foreign countries. The historical SPX plans provided pension benefits that were based on the employees’ years of credited service and levels of earnings. Effective January 1, 1999, we amended our SPX pension plan formula to provide benefits using a cash balance program. Under the new cash balance program, participants receive benefits based on a percentage of current salary and interest credits. Effective January 1, 2001 we amended our SPX plan to discontinue providing pension benefits to employees hired after December 31, 2000. We acquired additional pension plans as part of our acquisition of UDI on May 24, 2001. The UDI plans provided pension benefits that were based on employee compensation and years of credited service. Effective January 1, 2002, we have amended the UDI plans to no longer provide service credits to active participants and we have discontinued providing pension benefits under these plans to employees hired after July 1, 2001. We fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. Substantially all plan assets are invested in listed stocks, bonds, real estate, and cash and short-term investments. As of December 31, 2001, plan assets include 0.757 shares of our common stock.

Prior to the acquisition of UDI, plan assets and obligations of our non-North American subsidiaries were not considered material and are not included in the year 2000 disclosure information below. With the acquisition of UDI, we obtained significant European operations that provide pension plans in accordance with local practices. These pension plans are funded in conformity with applicable laws. The plan assets and obligations, as of December 31, 2001, of our non-North American subsidiaries are included in the table below.

We have domestic postretirement plans that provide health and life insurance benefits for certain retirees and their dependents. With the acquisition of UDI we acquired additional postretirement plan obligations that provide similar health and life insurance benefits to certain retirees and their dependents. Some of these plans require retiree contributions at varying rates. Not all retirees are eligible to receive these benefits, with eligibility governed by the plan(s) in effect at a particular location. Certain of our non-North American subsidiaries have similar plans for retirees. Our obligations for such plans are not material and are not included below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

The following table shows the pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
Change in benefit obligation:
Benefit obligation – beginning of year	$708.2	$746.9	$166.1	$146.5
SPX non-North American plans – beginning of year (1)	24.9	—	—	—
Service cost	15.9	12.0	0.2	0.2
Interest cost	65.8	53.3	13.7	12.4
Actuarial (gain) loss	33.2	(29.2)	45.8	31.6
Curtailment (gain) loss	(9.2)	(1.2)	—	—
Special termination benefits	29.3	—	—	—
Plan amendments	9.6	1.2	—	—
Benefits paid	(103.1)	(74.5)	(18.2)	(24.6)
Acquisitions	294.0	—	17.3	—
Foreign exchange	(1.9)	—	—	—

Benefit obligation – end of year	$1,066.7	$708.2 (1)	$224.9	$166.1

Change in plan assets:
Fair value of plan assets – beginning of year	$1,012.7	$980.9	$—	$—
SPX non-North American plans – beginning of year (1)	24.9	—	—	—
Actual return on plan assets	(20.5)	102.5	—	—
Contributions	6.6	3.8	18.2	24.6
Benefits paid	(102.6)	(74.5)	(18.2)	(24.6)
Acquisitions	232.0	—	—	—
Foreign exchange	(0.3)

Fair value of plan assets – end of year	$1,152.8	$1,012.7 (1)	$—	$—

Funded status at year-end	$86.1	$304.5	$(224.9)	$(166.1)
Unamortized prior service cost	(11.3)	(23.6)	(2.3)	(4.8)
Unrecognized net (gain) loss	119.7	(46.1)	65.2	21.1
Unrecognized transition asset	—	(0.3)	—	—

Prepaid (accrued) benefit cost	$194.5	$234.5	$(162.0)	$(149.8)

Amount recognized in the balance sheet consists of:
Other assets	$266.4	$252.4	$—	$—
Accrued expenses and other liabilities	(84.7)	(24.1)	(162.0)	(149.8)
Accumulated other comprehensive income	12.8	6.2	—	—

Net amount recognized	$194.5	$234.5	$(162.0)	$(149.8)

(1)
As a result of the UDI acquisition on May 24, 2001, the 2001 information includes all plans, including non-North American plans. Prior to 2001, information regarding our non-North American plans was not disclosed, as it was not material.

The pension benefit obligation (“PBO”) and unfunded accumulated pension obligation (“ABO”) for pension plans’ with ABO’s in excess of plan assets were $162.4 and $82.6 as of December 31, 2001, and $25.9 and $24.1 as of December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The minimum liability adjustment, less allowable intangible assets, net of tax benefit, is reported as other comprehensive loss and accumulated to $6.2 as of December 31, 2001, and $3.6 as of December 31, 2000.

The funded status of our pension plan declined from December 31, 2000 to December 31, 2001 by $218.4. The change is primarily due to the following: $62.0 due to the addition of the UDI pension plans acquired at May 24, 2001, $75.1 due to participant service and interest costs, net of funding requirements in 2001, $20.5 due to market performance of the plan assets, and $33.2 due to actuarial losses which are primarily due to decreasing the discount rate. In addition, it is expected that $25.5 of plan assets will be used to fund the UDI restructuring program. The funded status of our pension plan did not have any impact on required cash contributions in 2001.

Net periodic pension benefit income for our pension plans included the following components:

	Year Ended December 31,
	2001	2000	1999
Service cost	$15.9	$12.0	$16.5
Interest cost	65.8	53.0	53.3
Expected gain on assets	(116.5)	(101.7)	(93.7)
Amortization of transition asset	(0.3)	(5.8)	(6.4)
Amortization of unrecognized (gains) losses	(0.7)	(0.8)	0.2
Amortization of unrecognized prior service cost	(1.2)	(1.2)	(1.5)

Net periodic pension benefit income	$(37.0)	$(44.5)	$(31.6)

Weighted average actuarial assumptions used were:
Discount rate	7.17%	7.75%	7.50%
Rate of increase in compensation levels	4.46%	5.00%	5.00%
Expected long-term rate of return on assets	9.84%	10.00%	9.50%

The discount rate and rate of increase in compensation levels for 2001, were used to value our benefit obligation as of December 31, 2001. The expected long-term rate of return on assets was used to calculate the pension benefit income for 2001. The expected long-term rate of return assumption for the 2002 pension income calculation is expected to be approximately 9.45%. It is our policy to review the pension assumptions annually. The assumptions are established at the respective balance sheet date based on consultation with independent actuaries using the following principles: (1) The expected long-term rate of return on plan assets is established based the expectations of asset returns over the expected period to fund participant benefits. In addition, a benchmark study is completed by our independent actuaries against peer companies with similar investment styles. (2) The discount rate is set based on the yield of high quality fixed income investments, commonly defined as fixed income investments with at least a Moody’s AA credit rating. (3) The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation.

In accordance with SFAS No. 88 “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” we recorded a curtailment gain of $2.8 in 2001, $2.0 in 2000, and $3.5 in 1999. The curtailment gains were primarily the result of a reduction in employees associated with restructuring initiatives. Additionally, we recorded a $25.5 special termination benefit loss and a $4.7 curtailment gain related to severance benefits for UDI employees terminated as part of the UDI integration and paid out of our pension assets. The net settlement charge was not charged to the income statement but was allocated to the purchase price of the UDI acquisition as required by GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

The net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2001	2000	1999
Service cost	$0.2	$0.2	$0.6
Interest cost	13.7	12.4	10.4
Amortization of unrecognized (gains)	(2.5)	—	(0.1)
Amortization of unrecognized prior service cost	1.3	(2.6)	(2.6)

Net periodic postretirement costs	$12.7	$10.0	$8.3

The accumulated postretirement benefit obligation was determined using the terms of our various plans, together with relevant actuarial assumptions and health care cost trend rates. It is our policy to review the postretirement assumptions annually. The assumptions are established at the respective balance sheet date based on consultation with independent actuaries. The estimated initial annual trend rates as December 31, 2000 were 7.0% for retirees under age 65 and 6.1% for retirees over age 65. As of December 31, 2001, the initial trend rates were increased to 10.0% for retirees over age 65 and 8.0% for retirees under age 65 and will decrease to an ultimate rate of 5.0% in 2007. The discount rates used for 2001 and 2000 were 7.25% and 7.75% respectively.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the other postretirement benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest costs	$0.8	$(0.7)
Effect on postretirement benefit obligation	14.8	(13.4)

Defined Contribution Retirement Plans

We maintain a defined contribution retirement plan (the “Plan”) pursuant to Section 401(k) of the U.S. Internal Revenue Code. Under the Plan, eligible U.S. employees may voluntarily contribute up to 17% of their compensation into the Plan and we match a portion of participating employees’ contributions. In the first half of 2001, our matching contributions were made with shares of our common stock allocated from the trust of the SPX KSOP plan (the “KSOP”). As of November 7, 2001, there were no remaining unallocated shares in the KSOP trust. Currently, our matching contributions are made in newly issued shares of company common stock and are issued at the prevailing market price. The matching contributions vest with the employee immediately upon the date of the match and there are no restrictions on the resale of common stock held by employees.

Under the Plan, we contributed 0.161, 0.156, and 0.211 shares of common stock to employee accounts in 2001, 2000 and 1999 respectively. Compensation expense is recorded based upon the market value of shares as the shares are contributed to employees. We recorded $22.3 in 2001, $17.1 in 2000 and $15.9 in 1999 as compensation expense related to the matching contribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

(13)    INCOME TAXES

Income from continuing operations before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2001	2000	1999
Income before income taxes:
United States	$253.0	$328.6	$274.0
Foreign	61.0	7.0	20.8

	$314.0	$335.6	$294.8

Provision for income taxes:
Current:
Federal	$2.0	$58.6	$113.3
Foreign	10.0	7.2	15.0
State	5.8	12.7	17.5

Total current	17.8	78.5	145.8

Deferred:
Federal	$96.1	50.3	37.1
Foreign	7.2	1.0	0.1
State	19.9	7.5	8.3

Total deferred	123.2	58.8	45.5

	141.0	137.3	191.3
Included in early extinguishment of debt	—	(6.2)	(4.0)

Total provision	$141.0	$131.1	$187.3

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:
	Year Ended December 31,
	2001	2000	1999
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	2.9	3.9	3.4
Foreign sales corporation	(1.0)	(0.4)	(0.8)
Goodwill amortization	5.1	3.9	3.1
Foreign rates and foreign dividends	(1.7)	(2.0)	2.5
Change in valuation allowance	4.2	3.1	1.7
Disposition basis differences	1.4	(0.9)	20.9
Other	(1.0)	(1.7)	(2.3)

	44.9%	40.9%	63.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2001	2000	1999
Deferred tax assets:
Working capital accruals	$55.1	$25.1	$24.5
Legal, environmental and self-insurance accruals	115.8	47.9	38.9
Restructuring	36.2	15.0	10.2
Other postretirement and postemployment benefits	63.7	61.7	71.6
NOL and credit carryforwards	53.2	28.5	17.2
Payroll and compensation	34.7	19.1	19.4
Other	81.3	45.5	10.3

Total deferred tax assets	440.0	242.8	192.1
Valuation allowance	(53.0)	(28.3)	(16.9)

Net deferred tax assets	387.0	214.5	175.2
Deferred tax liabilities:
LYONS interest deductions	46.3	—	—
Accelerated depreciation	73.8	54.3	45.7
Pension credits	120.6	98.0	72.5
Unremitted earnings of certain foreign subsidiaries.	40.0	—	—
Basis difference in affiliates	318.4	205.7	141.6
Intangibles recorded in acquisitions	274.8	100.1	102.6
Other	29.1	75.6	24.2

Total deferred tax liabilities	903.0	533.7	386.6

	$(516.0)	$(319.2)	$(211.4)

Realization of deferred tax assets associated with the net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. We believe that there is a risk that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance increased by $24.7 in 2001, and $11.4 in 2000.

Undistributed earnings of our foreign subsidiaries amounted to approximately $530.0 at December 31, 2001. As of this date, a preliminary deferred tax estimate of $40.0 has been provided for the foreign earnings of certain UDI subsidiaries acquired as of May 24, 2001. With the exception of these subsidiaries, the remaining foreign earnings are considered indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $17.5 would be payable upon remittance of all previously unremitted earnings at December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

(14)    NOTES PAYABLE AND DEBT

	December 31,
	2001	2000
Revolving loan	$—	$220.0
Tranche A loan	393.7	525.0
Tranche B loan	490.0	496.3
Tranche C loan	823.0	—
LYONS, net of unamortized discount $574.1	835.7	—
Medium-term notes: $25.0 at 7.1% due 2002	—	25.0
Industrial revenue bonds due 2001-2025	1.0	16.1
Other borrowings	69.0	13.2

	$2,612.4	$1,295.6
Less current maturities of long-term debt	(161.6)	(137.5)

Total Long-Term debt	$2,450.8	$1,158.1

Under our Restated Credit Agreement, aggregate maturities of the senior credit facility are $163.3 in 2003, $125.8 in 2004, $13.3 in 2005, $478.3 in 2006 and $781.5 in 2007. Other borrowings are primarily revolving lines of credit at foreign locations that are refinanced as they come due and therefore are classified as long-term.

Restated Credit Agreement

On January 31, 2001, we amended and restated our Credit Agreement to provide for an additional $300.0 Tranche C term loan. The proceeds were used for acquisitions and to pay down the revolving credit loan balance. We also increased our revolving credit facility by $125.0 to $550.0.

On May 24, 2001, we amended and restated our Credit Agreement (“Restated Credit Agreement”) to provide for an additional $530.0 of Tranche C term loan and an additional $50.0 for the revolving credit facility bringing the amount available up to $600.0. The term loan proceeds were used to pay down the acquired debt of United Dominion Industries.

As of December 31, 2001, we had outstanding under our Restated Credit Agreement:

(a) $393.7 of aggregate principal amount of Tranche A term loans (the “Tranche A Term Loans”),

(b) $490.0 of aggregate principal amount of Tranche B term loans (the “Tranche B Term Loans”), and

(c) $823.0 of aggregate principal amount of Tranche C term loans (the “Tranche C Term Loans”).

(d) In addition, the agreement provided for a commitment to provide revolving credit loans of up to
$600.0 (the “Revolving Loans”).

Under the Restated Credit Agreement, the senior bank loans bear interest, at our option, at either the ABR plus the Applicable Rate (the “ABR Loans”) or the Eurodollar Rate plus the Applicable Rate (the “Eurodollar Loans”).

The ABR is the highest of:

(1) the prime rate of interest in effect;

(2) the three month CD rate in effect plus 1.0%; and

(3) the federal funds effective rate in effect plus 0.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

The Eurodollar Rate is the rate for eurodollar deposits for a period equal to one, two, three or six months appearing on the Dow Jones Market plus a statutory reserve rate as specified in the Credit Agreement.

The Applicable Rate means:

(1) For the Tranche A loans and the revolving loans, the applicable rate is between 0.5% and 1.5% for ABR loans and between 1.5% and 2.5% for Eurodollar Rate borrowings;

(2) For the Tranche B loans, the applicable rate is between 1.25% and 1.5% for ABR loans and between 2.25% and 2.5% for Eurodollar Rate borrowings; and

(3) For the Tranche C loans, the applicable rate is between 1.25% and 1.75% for ABR loans and between 2.25% and 2.75% for Eurodollar Rate borrowings.

The revolving loans are also subject to annual commitment fees of 0.25% to 0.5% on the unused portion of the facility. The variable margins and commitment fees are based on certain financial measurements as defined in the Restated Credit Agreement.

The Tranche A term loans, the Tranche B term loans and Tranche C term loans are subject to mandatory prepayment upon the occurrence of certain events, such as certain asset sales and the incurrence of specified indebtedness, and are also subject to mandatory prepayment out of excess cash flow. We may voluntarily repay the Tranche A terms loans, the Tranche B term loans and the Tranche C term loans in whole or in part at any time without penalty or premium. We are not permitted to reborrow any amounts that we repay on the Tranche A term loans, the Tranche B term loans or the Tranche C term loans. The maturity for each loan is as follows:

Date of Maturity
Revolving loans (currently un-borrowed)	September 30, 2004
Tranche A term loans	September 30, 2004
Tranche B term loans	December 31, 2006
Tranche C term loans	December 31, 2007

The revolving loans may be borrowed, prepaid and reborrowed. Letters of credit and swingline loans are also available under the revolving credit facility. On the date of the closing of the restated credit agreement, the entirety of the revolving loans was available and no revolving loans were outstanding. The facility provides for the issuance of letters of credit at any time during the revolving availability period, in an aggregate amount not exceeding $250.0. Standby letters of credit issued under this facility reduce the aggregate amount available under the revolving loan commitment. As of December 31, 2001, we had $51.7 of outstanding letters of credit.

The restated credit facility is secured by substantially all of our and our domestic subsidiaries’ assets (excluding, however, the assets of Inrange Technologies Corporation and our interest in our EGS and Door joint ventures) and requires us to maintain certain leverage and interest coverage ratios. Our obligations under the Restated Credit Agreement are guaranteed by substantially all of our wholly owned domestic subsidiaries. The facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock of our foreign subsidiaries and a security interest in all of our assets and all of the assets of substantially all of our wholly owned domestic subsidiaries.

Under the most restrictive of the financial covenants contained in the Restated Credit Agreement, we are required to maintain (as defined) a maximum debt to earnings before interest, taxes, depreciation and amortization ratio and a minimum interest coverage ratio. The Restated Credit Agreement also contains operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

covenants, which limit, among other things, additional indebtedness, the sale of assets, the distribution of dividends, mergers, acquisitions and dissolutions and share repurchases, are less restrictive than those of the old credit facility. At December 31, 2001, we were in compliance with all covenants.

February & May Liquid Yield Option Notes (in millions, except per LYONs amounts)

On February 6, 2001, we issued Liquid Yield Option(TM) Notes (“February LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield OptionTM Notes (“May LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount $415.0 due at maturity on May 9, 2021.

The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount.

The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include:

(1) Our average stock price exceeding predetermined accretive values of SPX’s stock price each quarter (see below);

(2) During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level;

(3) Upon the occurrence of certain corporate transactions, including change in control.

In addition, a holder may surrender for conversion a LYON call for redemption even if it is not otherwise convertible at such time. The conversion rights based on predetermined accretive values of SPX’s stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	4.8116	4.4294
Initial Stock Price	$100.30	$110.80
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices – Next Twelve Months:
2002 First Quarter	$165.39	$159.35
2002 Second Quarter	$166.13	$160.27
2002 Third Quarter	$166.88	$161.20
2002 Fourth Quarter	$167.63	$162.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

Holders may surrender LYONs for conversion into shares of common stock in any calendar quarter, if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than the specified percentage, beginning at 135% and declining 0.3125% per quarter thereafter for the February LYONs, beginning at 120% and declining 0.125% per quarter thereafter for the May LYONs, of the accreted conversion price per share of common stock on the last trading day of such preceding calendar quarter. The accreted conversion price per share as of any day will equal the issue price of a LYON plus the accrued original issue discount to that day, divided by the number of shares of common stock issuable upon conversion of a LYON on that day. If converted, the February LYONs and May LYONs would be exchanged for 4.787 and 1.838 shares of common stock, respectively.

We may redeem all or a portion of the February LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices. February LYONs holders may require us to purchase all or a portion of their LYONs on February 6, 2004 for $628.57 per LYON, February 6, 2006 for $663.86 per LYON, or February 6, 2011 for $761.00 per LYON. We may redeem all or a portion of the May LYONs for cash at any time on or after May 9, 2005. May LYONs holders may require us to purchase all or a portion of their LYONs on May 9, 2003 for $611.63 per LYON, May 9, 2005 for $645.97 per LYON or May 9, 2009 for $720.55 per LYON. For either the February LYONs or May LYONs, we may choose to pay the purchase price in cash, shares of common stock or a combination of cash and common stock. Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash, accordingly, they are not included in the diluted income per share of common stock calculation.

Other Financing Agreements

Our BOMAG business, part of the Industrial Products and Services segment, uses two forms of working capital financing arrangements;

•
An accounts receivable securitization facility pursuant to which the unit has an agreement to sell up to $36.5, on a revolving basis without recourse, certain qualified receivables, of which $33.5 had been sold under the agreement at December 31, 2001, with the proceeds used for general purposes or invested in cash. The sale is reflected as a reduction of accounts receivable and as operating cash flows. Discount fees associated with this program are included in selling, general and administrative expenses. The amount sold under this facility was $36.5 when we acquired this business with the acquisition of UDI on May 24, 2001. The agreement continues on an ongoing basis to the end of 2002, with a notice period of three months. We expect to utilize the agreement up to the contract date at which time we will evaluate the facility based on overall cost and our treasury strategy in Europe, where the facility resides.

•
A vendor financing program pursuant to which the unit has an agreement to assign, on a revolving basis, certain qualified accounts payable for up to 180 day terms. At December 31, 2001, $21.5 of these accounts payable had been assigned under the agreement, with the proceeds used for general purposes or invested in cash. The transaction is reflected as an increase in accounts payable and as operating cash flows. Fees associated with this program are included in selling, general, and administrative expenses. The balance outstanding under this program was $24.9 when we acquired this business with the acquisition of UDI on May 24, 2001. We expect that we will not renew these notes as they come due in 2002 and expect the program to be fully discontinued by the end of the second quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

Early Extinguishment of Debt

In July of 2001, we defeased our $25.0 Medium-Term Notes. No gain or loss was recorded in connection with this transaction.

In the first quarter of 2000, we paid down our existing Tranche B debt of $412.5 and revolver of $50.0, recorded an extraordinary loss of $15.0 pre-tax ($8.8 after-tax, or $0.28 per share), and replaced the existing credit facility with a new $1,487.5 credit facility.

(15)    FINANCIAL INSTRUMENTS

Financial Derivatives

On January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment upon adoption of the standard to recognize the fair value of our interest rate swaps and recognize previously deferred gains as a component of other comprehensive income. The pre-tax impact of this adjustment was to increase other comprehensive income by $9.9 and increase other assets by $9.9.

We have entered into various interest rate protection agreements (“Swaps”) to reduce the potential impact of increases in interest rates on floating rate long-term debt. As of December 31, 2001, we have twelve outstanding Swaps that effectively convert $1,700.0 of our floating rate debt to a fixed rate, based upon LIBOR, of approximately 7.47%. These Swaps are accounted for as cash flow hedges, and expire at various dates the longest expiring in November 2004. Fair value is based on quotes from swap dealers. During the fourth quarter of 2001, we recorded a pre-tax gain of $10.1 in other comprehensive income related to these swaps. As of December 31, 2001, the pre-tax accumulated derivative loss in accumulated other comprehensive loss was $42.6 and a liability of $44.7 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

At December 31, 2001, we have a foreign exchange contract to hedge the foreign currency exposure of our net investment in certain Euro denominated operations. This foreign exchange transaction swaps a notional amount of $100.0 for 118.0 Euros in June 2004. This is a qualifying economic hedge of our net investment in these foreign operations, and accordingly, the $4.3 loss on this transaction, as of December 31, 2001, has been recorded in the cumulative translation adjustment account.

Fair Value of Financial Instruments

The carrying amount of cash and equivalents and receivables reported on the consolidated balance sheets approximates their fair value because of the short maturity of those instruments.

The fair value of our debt instruments, based on borrowing rates available to us at each year-end for similar debt, is not materially different than its carrying value.

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable under standby letters of credit in the amount of $51.7 at December 31, 2001, and $31.0 at December 31, 2000. We pay fees to various banks for these letters of credit that were 2.20% per annum of their face value at December 31, 2001. If we were required to obtain replacement standby letters of credit as of December 31, 2001 for those currently outstanding, we believe that the replacement costs would not significantly vary from the present fee structure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
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

Concentrations of credit risk arising from trade accounts receivable are due to selling to a large number of customers in a particular industry. We perform ongoing credit evaluations of our customers’ financial conditions and obtain collateral or other security when appropriate. No one customer accounts for more than 10% of our revenues.

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

(16)    COMMITMENTS AND CONTINGENT LIABILITIES

Leases

The future minimum rental payments under leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2002	$45.8
2003	36.8
2004	27.8
2005	20.0
2006	16.0
Thereafter	43.8

Total minimum payments	$190.2

Total lease expense was $41.0 in 2001, $20.5 in 2000, and $25.2 in 1999.

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, in connection with our acquisitions, we may become subject to significant claims of which we were unaware at the time of the acquisition or the claims that we were aware of may result in our incurring a significantly greater liability than we anticipated. We maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance to protect us against potential loss exposures. We expect this insurance to cover a portion of these claims. In addition, we believe we are entitled to indemnification from third parties for some of these claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

In our opinion, these matters are either without merit or are of a kind as should not have a material adverse effect individually and in the aggregate on our financial position, results of operations, or cash flows if disposed of unfavorably. However, we cannot assure you that recoveries from insurance or indemnification claims will be available or that any of these claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows.

It is our policy to comply fully with applicable environmental requirements. An estimate of loss, including expenses, from legal actions or claims is accrued when events exist that make the loss or expenses probable and we can reasonably estimate them. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. We do not discount environmental or other legal accruals do not reduce them by anticipated insurance recoveries. We believe that our accruals related to environmental, litigation, and claims are sufficient and that these items will be resolved without material effect on our financial position, results of operations and liquidity, individually and in the aggregate.

Litigation Matters

It is our policy to accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the loss or expenses probable and they can be reasonably estimated.

On December 27, 2001 we received a favorable arbitration award associated with the patent infringement claim against Snap-On. The claim dates back to April 11, 1996, when we were named as a defendant in an action filed in Federal Court for the Northern District of Illinois. Snap-on Incorporated, Snap-on Tools Company and Snap-on Technologies, Inc. v. Ronald J. Ortiz and SPX Corporation, No. 96C2138, U.S. District Court for the Northern District of Illinois. The complaint contained seventeen counts, fifteen of which were directed to us. Of the fifteen counts, seven were related to the hiring in 1992 of a former officer of Sun Electric Corporation, five contained allegations of patent infringement and three sought a declaration of invalidity of patents held by us. On June 28, 1996, we filed an eight count counterclaim, containing three counts of patent infringement and five counts for declaration of invalidity of patents held by the plaintiffs. These patents pertain to certain features related to performance test equipment manufactured by Sun, Snap-on and us. In 2001, the case was moved into binding arbitration and on December 27, 2001, the arbitrator ruled in our favor.

In October, 2001, we were served with a complaint by VSI Holdings, Inc., in the 6th Judicial Circuit Court of the State of Michigan, seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 million acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses, and asserting a counterclaim against VSI for breach of contract. We believe we should ultimately prevail on this litigation. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain or loss has been recorded. If we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

In the fourth quarter of 2001, we recorded the net gain related to the favorable Snap-On arbitration award as well as expenses associated with certain commercial legal matters, including the VSI contract litigation. Accordingly, in total we recognized a $15.6 net gain that reduced selling, general, and administrative expenses.

General Signal Power Systems (“Best Power”), a subsidiary of General Signal Corporation, a subsidiary of SPX Corporation, filed suit against American Power Conversion Corporation (“APC”) in the United States District Court for the Western District of Wisconsin alleging five counts of patent infringement and three counts of false advertising. Best Power was seeking to enjoin further manufacture, sale and distribution of certain models of APC’s MATRIX, SMART-UPS and BACKUPS products and further publication of false advertising

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

along with an award of damages (which may be trebled based on an allegation of willful infringement) and attorneys fees and costs for APC’s patent infringements and false advertising. We sold our Best Power business to Invensys, plc., but retained ownership of the Best Power patents and control of the litigation. The litigation was resolved in the second quarter of 2000 with a settlement in our favor. We recorded a gain of $23.2, net of legal costs and other related expenses.

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals and regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violation that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 89 sites that we own or control. While we believe that we maintain adequate reserves to cover the costs of site investigation and/or remediation, there can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

In the case of contamination at offsite, non-owned facilities, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 35 sites of which only nine have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. The persons include the present or former owner or operator of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “deminimis” potentially responsible party at most of the sites and we estimate the aggregate probable remaining liability at these sites is immaterial.

In connection with our acquisitions and divestitures, we may assume or retain significant environmental liabilities some of which we may not be aware. In particular, we assumed additional environmental liabilities in connection with the UDI acquisition. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. In our opinion, after considering reserves established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows.

Self-Insurance

We are primarily self-insured for workers’ compensation, automobile, product, and general liability costs and we believe that we maintain adequate reserves to cover our retained liability. Our reserve for self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. We maintain third party stop-loss insurance policies to cover all liability costs in excess of predetermined amounts.

Executive Severance Agreements

As of December 31, 2001, we have made relocation home loans to three of our executive officers, which total an aggregate principal amount of $4.5. Our Board of Directors has adopted executive severance agreements,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

which create certain liabilities in the event of the termination of seven covered executives following a change of control. The total commitment under the executive severance agreements should all seven employees be terminated is approximately $43.5, which includes the forgiveness of the relocation home loans.

(17)    SHAREHOLDERS’ EQUITY

Preferred Stock

None of our 3.0 shares of authorized, no par value preferred stock were outstanding at December 31, 2001 and 2000.

Common Stock, Treasury Stock and Unallocated KSOP

At December 31, 2001, we had 100.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares, shares held in the KSOP trust, and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Unallocated KSOP Trust	Shares Outstanding
Balance at December 31, 1999	35.490	(4.017)	(0.305)	31.168
Repurchase of Treasury Stock (1)	—	(1.301)	—	(1.301)
Stock Options Exercised	0.290	—	—	0.290
Other Activity	—	—	0.165	0.165

Balance at December 31, 2000	35.780	(5.318)	(0.140)	30.322
Acquisition of UDI	5.496	3.889	—	9.385
Stock Options Exercised	0.597	—	—	0.597
Other Activity	(0.219)	0.168	0.140	0.089

Balance at December 31, 2001	41.654	(1.261)	—	40.393

(1)
On February 10, 2000, our Board of Directors announced an increase in the share repurchase program for up to $250.0. In 2000, we repurchased shares of stock in the open market for a total consideration of $138.8.

Warrants

As of December 31, 2001, we have 0.366 million outstanding warrants exercisable for 0.366 shares of our common stock. These warrants were originally issued in 1987 by GCA Corporation, a company acquired by General Signal Corporation in 1988. As a result of the acquisition of GCA by General Signal and the subsequent acquisition of General Signal by us, the warrants now represent the right to purchase shares of our common stock. The warrants represent the right to purchase an aggregate of 0.366 shares of our common stock at an exercise price of $94.51 per share. Warrants to purchase 0.296 shares will expire on April 23, 2002, and warrants to purchase 0.070 shares will expire on September 1, 2002. Any cash proceeds received by us in connection with exercises of the warrants will be used for general corporate purposes.

SPX Stock Compensation Plans

Under the 1992 Stock Compensation Plan, as amended in October 1998, April 2000 and April 2001, up to 10.0 shares of our common stock may be granted to key employees and 5.7 of these shares were available for grant at December 31, 2001.

Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options, vest 50% after two years and 100% after three years, and expire no later than 10 years from the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

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

Restricted stock may be granted to key individuals to recognize or foster extraordinary performance, promotion, recruitment or retention. At the time of the grant, restrictions are placed on ownership of the shares for a stated period of time during which a participant will not be able to dispose of the restricted shares. Upon lapse of the restriction period, complete ownership is vested in the participant and the shares become freely transferable. At December 31, 2001, no restricted shares were outstanding.

Special Option Awards

During 2001, 0.100 stock options were awarded to key members of our senior management team. The options were awarded under the 1992 Stock Compensation Plan, vest 100% after 5 years and expire no later than 10 years from the date of grant. These options have exercise prices as follows: 0.025 options have an exercise price of $122.00, 0.025 options have an exercise price of $145.00, 0.025 options have an exercise price of $170.00, and 0.025 options have an exercise price of $195.00.

At December 31, 2001, 5.7 of the outstanding options were granted outside of the 1992 Stock Compensation Plan.

During 2000, 2.5 stock options were awarded to key members of our senior management team. The options were not included in the 1992 Stock Compensation Plan. The options vest after five years and expire no later than ten years from the date of grant. These options have exercise prices as follows: 0.625 options have an exercise price of $210.00, 0.625 options have an exercise price of $240.00, 0.625 options have an exercise price of $270.00, 0.625 options have an exercise price of $300.00.

Stock Incentive Programs

The following table shows stock option activity from December 31, 1999 through December 31, 2001:

		Options
	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 1999	4.818	$95.06
Granted	3.431	171.40
Exercised	(0.290)	114.99
Terminated	(0.390)	—

Options outstanding at December 31, 2000	7.569	$150.86
Assumed in Acquisition of UDI	0.534	86.79
Granted	1.245	108.29
Exercised	(0.597)	73.84
Terminated	(0.039)	—

Options outstanding at December 31, 2001	8.712	$146.52
Exercisable at December 31, 2001	1.114	$90.80
Exercisable at December 31, 2000	0.471	96.18
Exercisable at December 31, 1999	0.953	69.06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

Stock options outstanding and exercisable at December 31, 2001 and related weighted average price and life information follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Remaining Life-Years (Wtd. Ave)	Exercise Price (Wtd. Ave)	Shares	Exercise Price (Wtd. Ave)
$ 17.00-$ 40.00	0.088	6.10	$34.84	0.088	$34.84
$ 41.00-$ 60.00	0.689	5.46	54.14	0.037	53.52
$ 61.00-$ 90.00	2.343	6.70	77.81	0.484	74.16
$ 91.00-$120.00	1.621	8.09	104.61	0.359	102.83
$121.00-$180.00	1.006	7.79	155.93	0.146	159.88
$181.00-$300.00	2.965	8.54	245.35	—	—

Pro Forma Results —“Accounting for Stock-Based Compensation” (SFAS No. 123)

We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no compensation cost has been recognized for stock options issued. Had compensation cost for our stock options been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the accounting provisions of SFAS No. 123, our net income and income per share would have resulted in the pro forma amounts indicated below:

	2001	2000	1999
Net income — as reported	$173.0	$189.5	$101.5
Net income — pro forma	134.3	168.9	96.4
Basic:
Income per share — as reported	$4.77	$6.15	$3.30
Income per share — pro forma	3.69	5.48	3.14
Diluted:
Income per share — as reported	$4.67	$5.97	$3.27
Income per share — pro forma	3.62	5.32	3.11

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year of Grant	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Vesting %	Expected Option Life
2001	0.00%	0.444	4.72%	90%	6 Years
2000	0.00%	0.415	4.99%	75%	6 Years
1999	0.00%	0.335	5.67%	75%	6 Years

The weighted-average fair value of options granted was $48.56 during 2001, $59.52 during 2000, and $23.49 during 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

Shareholder Rights Plan

Pursuant to our Shareholder Rights Agreement, each share of our common stock carries one preferred stock purchase right. Each right entitles the holder, upon the occurrence of certain events, to purchase one one-thousandth of a share of a new series of junior participating preferred stock for $200.00 per share. Furthermore, if we are involved in a merger or other business combination at any time after the rights become exercisable, the rights will entitle the holder to buy the number of shares of common stock of the acquiring company having a market value of twice the then current exercise price of each right. Alternatively, if a 20% or more shareholder acquires us by means of a reverse merger in which the company and its stock survive, or engages in self-dealing transactions with us, or if any person acquires 20% or more of our common stock, then each right not owned by a 20% or more shareholder will become exercisable for the number of shares of our common stock having a market value of twice the then current exercise price of each right. The rights, which do not have voting rights, expire on June 25, 2006, and we may redeem them at a price of $.01 per right at any time prior to any person or affiliated group of persons acquiring 20% or more of our common stock.

Earnings Per Share

The following table sets forth the computation of diluted earnings per share:

	Year Ended December 31,
	2001	2000	1999
Numerator:
Income available to common shareholders	$173.0	$189.5	$101.5

Denominator (shares in millions):
Weighted-average shares outstanding	36.308	30.796	30.765
Effect of dilutive securities:
Employee stock options	0.752	0.955	0.290

Adjusted weighted-average shares and assumed conversions	37.060	31.751	31.055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Dollar and share amounts in millions, except per share amounts)

(18)  QUARTERLY RESULTS (UNAUDITED)

	First			Second				Third				Fourth
	2001		2000	2001		2000		2001		2000		2001		2000
Revenues	$680.4		$627.8	$910.1		$695.1		$1,216.7		$645.1		$1,307.1		$710.9
Gross margin	217.1		206.2	286.7		233.3		399.8		221.8		449.1		240.9
Income from continuing operations	35.4	(1)	37.8	13.4	(2)	48.5	(3)	59.2	(4)	62.7	(5)	65.0	(6)	49.3	(7)
Extraordinary item, net of tax	—		(8.8)	—		—		—		—		—		—

Net income	$35.4		$29.0	$13.4		$48.5		$59.2		$62.7		$65.0		$49.3

Basic income per share of common stock:
Continuing operations	$1.17		$1.22	$0.38		$1.57		$1.48		$2.03		$1.61		$1.61
Extraordinary item, net of tax	—		(0.28)	—		—		—		—		—		—

Net income	$1.17		$0.94	$0.38		$1.57		$1.48		$2.03		$1.61		$1.61

Diluted income per share of common stock:
Continuing operations	$1.14		$1.20	$0.37		$1.53		$1.45		$1.94		$1.58		$1.56
Extraordinary item, net of tax	—		(0.28)	—		—		—		—		—		—

Net income	$1.14		$0.92	$0.37		$1.53		$1.45		$1.94		$1.58		$1.56

Note:    The sum of the quarters’ earnings per share may not equal the full year per share amounts.

(1)	Included $3.4 of special charges associated with restructuring initiatives. See Note 5 to the consolidated financial statements for further discussion.

(2)
Included $40.5 of special charges associated with restructuring initiatives, asset write-downs, and costs associated with the relocation of our corporate office to Charlotte, North Carolina. We also recorded a $13.5 charge to cost of products sold associated with discontinued product lines and other product changes. See Note 5 to the consolidated financial statements for further discussion.

(3)
Included a $23.2 gain related to settlement of the APC patent infringement suit. See Note 16 to the consolidated financial statements for further discussion. Amount also includes $21.7 of special charges associated with restructuring initiatives, asset write-downs and goodwill impairments. See Note 5 to the consolidated financial statements for further discussion.

(4)
Included $4.0 of special charges associated with restructuring initiatives announced in previous periods and an asset write-down. See Note 5 to the consolidated financial statements for further discussion.

(5)
Included a $98.0 gain on the initial public offering of Inrange Technologies common stock. See Note 6 to the consolidated financial statements. We also recorded $63.8 of special charges primarily associated with restructuring initiatives and a $12.3 charge to cost of products sold associated with discontinued product lines and other product changes. See Note 5 to the consolidated financial statements for further discussion.

(6)
Included a $15.6 net gain primarily related to a favorable arbitration award associated with a patent infringement claim against Snap-On. See Note 16 to the consolidated financial statements for further discussion. Amount also includes $40.0 of special charges associated with restructuring initiatives, an asset write-down, and a goodwill impairment. See Note 5 to the consolidated financial statements for further discussion.

(7)	Included $5.4 of special charges associated with restructuring initiatives. See Note 5 to the consolidated financial statements for further discussion.

ITEM9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Directors of the company.

This information is included in our definitive proxy statement for the 2002 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.

(b) Executive Officers of the company.

See Part I of this Form 10-K at page 11.

(c) Section 16(a) Beneficial Ownership Reporting Compliance.

This information is included in our definitive proxy statement for the 2002 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

This information is included in our definitive proxy statement for the 2002 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is included in our definitive proxy statement for the 2002 Annual Meeting of Stockholders under the heading “Ownership of Common Stock” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included in our definitive proxy statement for the 2002 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed, or incorporated by reference, as part of this Form 10-K:

1.  All financial statements. See Index to Consolidated Financial Statements on page 50 of this
Form 10-K.

2.  Financial Statement Schedules. None required. See page 50 of this Form 10-K.

3.  Exhibits. See Index to Exhibits.

(b)  Reports on Form 8-K.

None.

INDEX TO EXHIBITS

Item No.		Description
2.1	—
Agreement and Plan of Merger among SPX Corporation, SAC Corp. and General Signal Corporation, dated as of July 19, 1998, incorporated herein by reference from our Form S-4 Registration Statement (No. 333-60853) filed on July 20, 1998.

2.2	—
Merger Agreement, dated March 10, 2001 between SPX Corporation and United Dominion Industries Limited, incorporated herein by reference from our Current Report on Form 8-K filed on March 15, 2001 (file no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, dated June 12, 1998, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (file no. 1-6948).

3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

3.3	—	By-Laws as amended through October 25, 1995, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (file no. 1-6948).

4.1	—
Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.2	—	Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.3	—
Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.4	—
Rights Agreement, dated as of June 25, 1996 between SPX Corporation and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain circumstances, incorporated herein by reference from our Registration Statement on Form 8-A filed on June 26, 1996 (file no. 1-6948).

4.5	—
Amendment No. 1 to Rights Agreement, effective October 22, 1997, between SPX Corporation and The Bank of New York, incorporated herein by reference from our Registration Statement on Form 8-A filed on January 9, 1998 (file no. 1-6948).

4.6	—
Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of May 9, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.7	—	Form of Liquid Yield Option(TM) Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.8	—
Registration Rights Agreement dated as of May 9, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.9	—	Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.10	—	Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.11	—	Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

Item No.		Description

4.12	—
Warrant Agreement, dated as of April 23, 1987 (the “Warrant Agreement”) among GCA Corporation, The Hallwood Group Incorporated and the banks and insurance companies set forth therein, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on January 18, 2002.

4.13	—
Warrant Agreement, dated as of September 1, 1987 (the “Zeiss Warrant Agreement”) between GCA Corporation and Carl Zeiss, Inc., incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on January 18, 2002.

4.14	—
Registration Agreement, dated as of April 23, 1987, among GCA Corporation, the banks and insurance companies set forth therein and Carl Zeiss, Inc., incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on January 18, 2002.

4.15	—
Registration Agreement, dated as of September 1, 1987, among GCA Corporation and Carl Zeiss, Inc., incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on January 18, 2002.

4.16	—	Form of Warrant Certificate pursuant to the Warrant Agreement, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on January 18, 2002.

4.17	—
Form of Warrant Certificate for Carl Zeiss, Inc. pursuant to the Zeiss Warrant Agreement, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on January 18, 2002.

4.18	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.

*10.1	—
SPX Corporation Retirement Plan for Directors, as amended and restated, incorporated herein by reference from our Amendment No. 1 on Form 8 to the Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

*10.2	—
SPX Corporation Excess Benefit Plan No. 3, as amended and restated, incorporated herein by reference from our Amendment No. 1 on Form 8 to the Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

*10.3	—	SPX Corporation 1992 Stock Compensation Plan, as amended, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2000 (file no. 1-6948).

*10.4	—	SPX Corporation Supplemental Employee Stock Ownership Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1990 (file no. 1-6948).

*10.5	—
Employment agreement, and related Nonqualified Stock Option Agreement and Restricted Shares Agreement, between SPX Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1995 (file no. 1-6948).

*10.6	—
Employment agreement between SPX Corporation and John B. Blystone dated as January 1, 1997, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1996 (file no. 1-6948).

*10.7	—
SPX Corporation 1997 Non-Employee Director’s Compensation Plan, incorporated herein by reference from Exhibit A to the Proxy Statement contained in our Schedule 14A filed on March 25, 1997 (file no. 1-6948).

*10.8	—
Form of Executive Change of Control Agreement for certain executive officers, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (file no. 1-6948).

Item No.		Description

*10.9	—
Executive Change of Control Agreement for John B. Blystone dated February 15, 1999 incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (file no. 1-6948).

*10.10	—
Stock Option Award dated as of August 22, 2000 between SPX Corporation and Thomas J. Riordan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.11	—
Stock Option Award dated as of June 23, 1999 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.12	—
Stock Option Award dated as of August 22, 2000 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000 (file no. 1-6948).

*10.13	—
Stock Option Award dated as of May 10, 1999 between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.14	—
Stock Option Award dated as of August 22, 2000 between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.15	—
Stock Option Award dated as of August 26, 1998 between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.16	—
Stock Option Award dated as of August 22, 2000 between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.17	—
Stock Option Award dated as of August 22, 2000 between SPX Corporation and Lewis M. Kling, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.18	—
Stock Option Award dated as of April 23, 1997 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.19	—
Stock Option Award dated as of June 23, 1999 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.20	—
Stock Option Award dated as of August 22, 2000 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.21	—
Stock Option Award dated as of December 10, 1997 between SPX Corporation and Thomas J. Riordan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.22	—
Stock Option Award dated as of February 26, 1997 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

Item No.		Description

*10.23	—
Nonqualified Stock Option Agreement dated as of October 14, 1996 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

10.24	—
Amended and Restated Credit Agreement dated as of May 24, 2001 among SPX Corporation, the lenders party thereto, Bank One, NA as documentation agent, and the Chase Manhattan Bank, as administrative agent, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (file no. 1-6948).

*10.25	—	SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated January 1, 2002.

*10.26	—	Form of Loan Note (Primary Residence) for certain executive officers.

*10.27	—	Amended and Restated Deferred Compensation Plan of United Dominion Industries, Inc., effective as of May 24, 2001.

11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Income, page 52 of this Form 10-K.

21.1	—	Subsidiaries.

23.1	—	Consent of Arthur Andersen LLP.

24.1	—	Power of Attorney (included on signature page.)

99.1	—	Letter regarding independent public accountants.

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this  21st day of March, 2002.

SPX CORPORATION
(Registrant)
By	/s/ PATRICK J. O’LEARY

Patrick J. O’Leary
Vice President Finance, Treasurer and Chief Financial Officer

POWER OF ATTORNEY

The undersigned officers and directors of SPX Corporation hereby severally constitute John B. Blystone, Christopher J. Kearney and Patrick J. O’Leary and each of them singly our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally to do all such things in our name and on our behalf in our capacities as officers and directors to enable SPX Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on the Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of March, 2002.

/s/ JOHN B. BLYSTONE	/s/ PATRICK J. O’LEARY
John B. Blystone Chairman, President and Chief Executive Officer	Patrick J. O’Leary Vice President Finance, Treasurer and Chief Financial Officer

/s/ RONALD L. WINOWIECKI	/s/ J. KERMIT CAMPBELL
Ronald L. Winowiecki Corporate Controller and Chief Accounting Officer	J. Kermit Campbell Director

/s/ SARAH R. COFFIN	/s/ FRANK A. EHMANN
Sarah R. Coffin Director	Frank A. Ehmann Director

/s/ EMERSON U. FULLWOOD	/s/ CHARLES E. JOHNSON II
Emerson U. Fullwood Director	Charles E. Johnson II Director

/s/ DAVID P. WILLIAMS
David P. Williams Director