Form 10-Q
period 2002-03-31
SPX CORP
filed 2002-05-14
CIK 88205

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2002

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

        13515 Ballantyne Corporate Place, Charlotte, North Carolina 28277
                     (Address of Principal Executive Office)

        Registrant's Telephone Number including Area Code (704) 752-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| |_| No

               Common shares outstanding May 13, 2002 --- 41,286,964

   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                        SPX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ($ in millions)


                                                                                                     (Unaudited)
                                                                                                      March 31,         December 31,

                                                                                                        2002               2001
                                                                                                        ----               ----
                                           ASSETS

     Current assets:
     Cash and equivalents                                                                            $  374.3           $  460.0
     Accounts receivable, net                                                                           885.4              976.2
     Inventories                                                                                        649.7              625.5
     Prepaid and other current assets                                                                   132.0              130.7
     Deferred income taxes and refunds                                                                  244.7              236.6
                                                                                                     --------           --------
         Total current assets                                                                         2,286.1            2,429.0
     Property, plant and equipment                                                                    1,306.8            1,279.2
     Accumulated depreciation                                                                          (466.1)            (439.7)
                                                                                                     ---------          --------
         Net property, plant and equipment                                                              840.7              839.5
     Goodwill                                                                                         2,390.5            2,374.8
     Intangible assets, net                                                                             529.3              686.9
     Other assets                                                                                       757.1              749.9
                                                                                                     --------           --------
         Total assets                                                                                $6,803.7           $7,080.1
                                                                                                    =========           ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
     Accounts payable                                                                                $  480.3            $ 514.3
     Accrued expenses                                                                                   779.5              856.9
     Current maturities of long-term debt                                                               150.8              161.6
                                                                                                     --------           --------
         Total current liabilities                                                                    1,410.6            1,532.8
   Long-term debt                                                                                     2,390.9            2,450.8
     Deferred income taxes                                                                              721.0              752.6
     Other long-term liabilities                                                                        578.0              603.6
                                                                                                     --------           --------
         Total long-term liabilities                                                                  3,689.9            1,891.1
   Minority Interest                                                                                     23.4               25.0
     Shareholders' equity:
     Common stock                                                                                       422.9              416.5
     Paid-in capital                                                                                  1,194.7            1,139.0
     Retained earnings                                                                                  267.3              350.8
     Accumulated other comprehensive loss                                                              (104.6)             (90.5)
     Common stock in treasury                                                                          (100.5)            (100.5)
                                                                                                     --------           --------
         Total shareholders' equity                                                                   1,679.8            1,715.3
                                                                                                     --------           --------
         Total liabilities and shareholders' equity                                                  $6,803.7           $7,080.1
                                                                                                    =========           ========



        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                                Three months ended
                                                                     March 31,
                                                                     ---------
                                                                 2002       2001
                                                                 ----       ----
Revenues                                                       $ 1,130.5    $ 680.4
Costs and expenses:
  Cost of products sold                                            757.7      463.3
  Selling, general and administrative                              230.8      129.3
  Intangible/goodwill amortization                                   1.7       10.8
  Special charges                                                    6.4        3.4
                                                               ---------    -------
    Operating income                                               133.9       73.6
Other (expense) income, net                                         (0.8)       1.7
Equity earnings in joint ventures                                   10.3        9.4
Interest expense, net                                              (37.0)     (24.7)
                                                               ---------    -------
    Income before income taxes                                     106.4       60.0
Provision for income taxes                                         (41.3)     (24.6)
                                                               ---------    -------
Income before change in accounting principle                        65.1       35.4
Change in accounting principle                                    (148.6)         -
                                                               ---------    -------
Net (loss) income                                              $   (83.5)   $  35.4
                                                               =========    =======
Basic (loss) income per share of common stock
    Income before change in accounting principle               $    1.60    $  1.17
    Change in accounting principle                                 (3.66)         -
                                                               ---------    -------
    Net (loss) income per share                                $   (2.06)   $  1.17
                                                               =========    =======
Weighted average number of common shares outstanding               40.647     30.285

Diluted (loss) income per share of common stock
    Income before change in accounting principle               $    1.56    $  1.14
    Change in accounting principle                                 (3.56)         -
                                                               ---------    -------
    Net (loss) income per share                                $   (2.00)   $  1.14
                                                               =========    =======
Weighted average number of common shares outstanding              41.727      30.976


         The accompanying notes are an integral part of these statements

                        SPX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)


                                                                   Three Months Ended
                                                                       March 31,
                                                                  --------------------
                                                                   2002          2001
                                                                  ------      --------
Cash flows from (used in) operating activities:
Net(loss) income                                                  $(83.5)     $   35.4
Adjustments to reconcile net (loss)  income to net
   cash from operating activities -
  Change in accounting principle                                   148.6             -
  Special charges                                                    6.4           3.4
  Deferred income taxes                                             35.2          (3.3)
  Depreciation                                                      26.7          19.2
  Amortization of intangibles and goodwill                           4.1          12.0
  Amortization of original issue discount on LYONs                   5.6           2.3
  Employee benefits                                                 (3.5)         (7.7)
  Other, net                                                        (3.4)          2.2
  Changes in operating assets and liabilities, net of
    effects from acquisitions and divestitures                     (74.1)        (40.3)
   Accrued restructuring liabilities                               (25.2)         (4.2)
                                                                --------      --------
Net cash from operating activities                                  36.9          19.0

Cash flows from (used in) investing activities:
  Business acquisitions and investments, net of cash acquired      (40.1)       (120.4)
  Capital expenditures                                             (27.5)        (33.0)
  Other, net                                                        (7.5)          8.1
                                                                --------      --------
Net cash (used in) investing activities                            (75.1)       (145.3)

Cash flows from (used in) financing activities:
  Net repayments under revolving credit agreement                      -        (220.0)
  Borrowings under other debt agreements                               -         853.3
  Payments under other debt agreements                             (76.3)        (25.3)
  Common stock issued under stock incentive programs                25.3           7.5
  Common stock issued under exercise of stock warrants              20.8             -
  Other, net                                                       (17.3)            -
                                                                --------      --------
Net cash (used in) from financing activities                       (47.5)        615.5
                                                                --------      --------
Net (decrease) increase in cash and equivalents                    (85.7)        489.2
Cash and equivalents, beginning of period                          460.0          73.7
                                                                --------      --------
Cash and equivalents, end of period                             $  374.3      $  562.9
                                                                ========      ========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                      (in millions, except per share data)

1.   BASIS OF PRESENTATION

In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of income and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles ("GAAP"). Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from these estimates. Interim results are not necessarily indicative of results for a full year. Certain prior-year amounts have been reclassified to conform to current-quarter presentation. These reclassifications had no impact on previously reported results of operations or total stockholders' equity. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2001 Annual Report on Form 10-K.

2.   NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements change the accounting for business combinations, goodwill, and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. See Note 8 to the Condensed Consolidated Financial Statements for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The provisions of SFAS No. 143 will change the way companies must recognize and measure retirement obligations that result from the acquisition, construction, development, or normal operation of a long-lived asset. We will adopt the provisions of SFAS No. 143 as required on January 1, 2003 and at this time have not yet assessed the impact that adoption might have on our financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and also supersedes the provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002. The provisions of SFAS No. 144 will generally be applied prospectively.

3.   ACQUISITIONS AND DIVESTITURES

We continually review each of our businesses pursuant to our "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Business acquisitions and dispositions for the three months ended March 31, 2002 and 2001 are described below. We have also included a description of, and information relating to our acquisition of United Dominion Industries Limited on May 24, 2001.

Acquisitions - 2002

In the Technical Products segment we completed three acquisitions for cash with an aggregate purchase price of $38.2. In aggregate, the acquired companies had revenues of $46.3 in the twelve months prior to the respective date of acquisition. These acquisitions include the acquisition of Dukane Communications Systems by Edwards Systems Technology, our fire detection and integrated building life-safety systems business based in Cheshire, Connecticut.

In the Industrial Products segment, we completed one acquisition for a purchase price of $13.4, which included the issuance of common stock valued at $11.5. The acquired company had revenue of $9.6 in the twelve months prior to the respective date of acquisition. The acquisition was made by Waukesha Electric Systems, our power systems business unit based in Waukesha, Wisconsin.

These acquisitions are not material individually or in the aggregate.

Acquisitions - 2001

In the Technical Products segment we completed four acquisitions for cash with an aggregate purchase price of $74.8. In aggregate, the acquired companies had revenues of $86.9 in the twelve months prior to the respective date of acquisition. These acquisitions included the acquisitions of TCI International and Central Tower by Dielectric Communications, our broadcast antenna and radio frequency transmission systems business unit based in Raymond, Maine.

In the Industrial Products segment we completed two acquisitions for cash with an aggregate purchase price of $32.4. In aggregate, the acquired companies had revenues of $52.9 in the twelve months prior to the respective date of acquisition. These acquisitions included the acquisition of Carfel by Filtran, our automotive filtration products business unit based in Des Plaines, Illinois.

In the Flow Technology segment we completed two acquisitions for cash with an aggregate purchase price of $13.2. In aggregate, the acquired companies had revenues of $16.7 in the twelve months prior to the respective date of acquisition.

These acquisitions are not material individually or in the aggregate.

UDI Acquisition - May 24, 2001

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


The acquisition was accounted for using the purchase method of accounting in accordance with APB 16 and APB 17, and accordingly, the statements of consolidated income include the results of UDI beginning May 25, 2001. The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values as determined by preliminary independent appraisals and by management, based on information currently available and on current assumptions as to future operations. We intend to complete our review and determination of the fair values of the assets acquired and liabilities assumed before May 24, 2002. This review includes finalizing strategic reviews of the UDI businesses and our plans to integrate the operations of UDI, evaluating the contingent and actual liabilities assumed, and obtaining final appraisals of the tangible and intangible assets acquired. The allocation of the purchase price is subject to revision, and such revision is not expected to be material.

A preliminary summary of the assets acquired and liabilities assumed in the acquisition follows:


        Estimated fair values
           Assets acquired                                   $   1,957.3
           Liabilities assumed                                  (2,005.1)
        Excess of cost over net assets acquired                  1,114.7
                                                             -----------
        Purchase price                                       $   1,066.9
        Less cash acquired                                         (78.4)
                                                             -----------
        Net purchase price                                   $     988.5


Of the total assets acquired, $402.0 is allocated to identifiable intangible assets, including trademarks and patents, based on a preliminary assessment of fair value.

For financial statement purposes the excess of cost over net assets acquired was amortized by the straight-line method over 40 years during the period from the acquisition date through December 31, 2001. Intangible assets other than goodwill were also amortized during this period according to their respective useful lives varying from 5 to 40 years. Effective January 1, 2002, we have adopted the provisions of SFAS No. 142 and this statement requires that goodwill and indefinite-lived intangibles are no longer amortized but are reviewed for impairment annually. See Note 2 and Note 8 for further discussion of the impact of adoption.


As a result of the acquisition of UDI, we have incurred to date integration expenses for the incremental costs to exit and consolidate activities at UDI locations, to involuntarily terminate UDI employees, and for other costs to integrate operating locations and other activities of UDI with SPX. GAAP requires that these acquisition integration expenses, which are not associated with the generation of future revenues and which do not benefit activities that will be continued, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require that acquisition integration expenses associated with integrating SPX operations into UDI locations must be recorded as expense. These expenses are discussed in Note 5. The components of the acquisition integration liabilities included in the preliminary purchase price allocation for UDI are as follows:

                                     Work force   Noncancelable
                                     Reductions      Leases         Other         Total
Balance at December 31, 2001           $ 29.1        $ 8.1         $ 15.6       $ 52.8
Payments                                (11.4)        (0.4)          (5.2)       (17.0)
Adjustments                              (4.3)           -            1.3         (3.0)
                                       ------        -----         ------       ------
Balance at March 31, 2002              $ 13.4        $ 7.7         $ 11.7       $ 32.8

The acquisition integration liabilities are based on our current integration plan which focuses on three key areas of integration: (1) manufacturing process and supply chain rationalization, including plant closings or sales, (2) elimination of redundant administrative overhead and support activities, and (3) restructuring and repositioning sales and marketing organizations to eliminate redundancies in these activities. In total, we expect to close or sell approximately 49 manufacturing, sales and administrative facilities. As of March 31, 2002, 47 facility closures or dispositions have been announced and 42 have been completed. We expect that additional charges associated with these actions will be incurred in 2002, but we do not expect these to be material.


Excluding businesses sold, we expected to reduce the former UDI work force by approximately 2,500 employees. As of March 31, 2002, those reductions were substantially completed. Terminated UDI employees who qualify will have their severance benefits paid out of SPX pension plan assets. These special termination benefits are accounted for as early retirement benefits and special termination benefits in accordance with SFAS No. 87 and SFAS No. 88. During the first quarter of 2002, approximately $7.0 of pension assets were used to fund employee severance costs and of the remaining $13.4 work force reduction obligation, we expect that approximately $9.4 of pension assets will be used to fund these severance benefits. Other cash costs primarily represent facility holding costs, supplier cancellation fees, and the relocation of UDI personnel associated with plant closings and product rationalization. We expect that the consolidation of facilities will be substantially complete within one year of the date of acquisition. Anticipated savings from these cost reduction and integration actions are expected to exceed $120.0 on an annualized basis.


Employee reductions associated with sold businesses approximate 851 as of March 31, 2002.

The acquisition of UDI significantly affects the comparison of the 2001 results of operations. Unaudited pro forma results of operations for the three months ended March 31, 2001 are presented below as if the acquisition of UDI, which was acquired on May 24, 2001, took place on January 1, 2001. Effective January 1, 2002, we adopted the remaining provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized, accordingly we discontinued amortization of these assets on the date of adoption. The following 2001 pro forma results assume that the cessation of the amortization of goodwill and indefinite lived intangible assets had occurred on January 1, 2001. We believe that the following pro forma results of operations will facilitate more meaningful analysis.


The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results do not include any anticipated cost savings or expenses of the planned integration of UDI and SPX, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or that may result in the future. Pro forma results reflect the amounts necessary to estimate consolidated interest expense. The consolidated interest expense has been computed on assumptions that the refinancing of UDI debt will occur entirely under the credit agreement and not through the issuance of publicly traded or privately placed notes. Interest income was not changed from historical amounts and debt issuance costs are amortized over five years. The pro forma results assume the fair values and lives of definite lived intangible assets as determined by independent appraisals. The pro forma consolidated effective income tax rate for the combined companies includes the impact of special charges and unusual items as well as increases in foreign income tax rates due to the acquisition.


                                                                                         Pro forma
                                                                                     Three months ended
                                                                                         March 31,
                                                                                -----------------------

                                                                                    2002         2001
                                                                                    ----         ----
      Revenues                                                                  $ 1,130.5     $ 1,210.4
      Income before change in accounting principle (1)                               65.1          52.9
      Net (loss)  income                                                            (83.5)         52.9

      Basic (loss) income per share:
           Income before change in accounting principle                         $    1.60     $    1.33
           Change in accounting principle                                           (3.66)            -
                                                                                ----------    ---------
           Net (loss) income per share                                          $   (2.06)    $    1.33


      Diluted (loss) income per share:
           Income before change in accounting principle                         $    1.56     $    1.31
           Change in accounting principle                                           (3.56)            -
                                                                                ----------    ---------
           Net (loss) income per share                                          $   (2.00)    $    1.31


 (1) SPX recorded a change in accounting principle of $148.6 as a result of adopting the provisions of SFAS No. 142.

4.   BUSINESS SEGMENT INFORMATION

We are a global provider of technical products and systems, industrial products and services, flow technology and service solutions. We offer a diverse collection of products, which include scalable storage networking solutions, fire detection and building life-safety products, TV and radio broadcast antennas and towers, life science products and services, transformers, compaction equipment, high-integrity die-castings, dock products and systems, cooling towers, air filtration products, valves, back-flow prevention and fluid handling devices, and metering and mixing solutions. Our products and services also include specialty service tools, diagnostic systems, service equipment, and technical information services. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, financial services, transportation and power generation. Our results of operations are reported in four segments: Technical Products and Systems, Industrial Products and Services, Flow Technology, and Service Solutions.

Technical Products and Systems
The Technical Products and Systems segment focuses on solving customer problems with complete technology-based systems. Our emphasis is on growth through investment in new technology, new product introductions, alliances, and acquisitions. This segment includes operating units that design and manufacture scalable storage networking solutions; fire detection and integrated building life-safety systems; TV and radio transmission systems; automated fare collection systems; laboratory centrifuges, incubators, ovens, testing chambers and freezers; electrical test and measurement solutions; cable and pipe locating devices; electrodynamic shakers; industrial ovens and equipment for the manufacture of silicon crystals.

Industrial Products and Services
The strategy of the Industrial Products and Services segment is to provide "Productivity Solutions for Industry." This segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment. This segment includes operating units that design, manufacture and market power transformers, hydraulic systems, high-integrity aluminum and magnesium die-castings, automatic transmission filters, industrial filtration products, dock equipment, material handling devices, electric resistance heaters, soil, asphalt and landfill compactors, specialty farm machinery, and components for the aerospace industry.

Flow Technology
The Flow Technology segment designs, manufactures, and markets solutions and products that are used to process or transport fluids and in heat transfer applications. This segment includes operating units that manufacture pumps and other fluid handling machines, valves, cooling towers, boilers, and industrial mixers.

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

       Financial data for the company's business segments are as follows:

                                                                           Three months
                                                                          ended March 31,
                                                                          ---------------
                                                                        2002          2001
                                                                        ----          ----
Revenues:
Technical Products and Systems                                        $   304.0    $   208.0
Industrial Products and Services                                          384.2        249.6
Flow Technology                                                           279.7         71.3
Service Solutions                                                         162.6        151.5
                                                                      ---------    ---------
                                                                      $ 1,130.5    $   680.4
                                                                      =========    ---------

Operating Income:
Technical Products and Systems                                        $    43.7    $    28.3
Industrial Products and Services                                           53.7         33.8
Flow Technology                                                            37.1          8.7
Service Solutions                                                          14.9         11.3
General Corporate                                                         (15.5)        (8.5)
                                                                      ---------    ---------
                                                                      $   133.9    $    73.6
                                                                      =========    =========



5.   SPECIAL CHARGES

Special charges for the three months ended March 31, 2002 and 2001 include the following:

                                                                               Three months
                                                                              ended March 31,
                                                                              ---------------
                                                                             2002         2001
                                                                             ----         ----
Employee Benefit Costs                                                       $  3.4       $ 1.7
Facility Consolidation Costs                                                    0.8           -
Other Cash Costs                                                                2.2           -
Non-Cash Asset Write-downs                                                        -         1.7
                                                                             ------       -----
Total                                                                        $  6.4       $ 3.4
                                                                             ======       =====


At March 31, 2002, a total of $30.4 of restructuring liabilities remained on the Condensed Consolidated Balance Sheet as shown below. We anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2001 through March 31, 2002:

                                                          Employee        Facility         Other
                                                           Benefit     Consolidation       Cash
                                                            Costs          Costs           Costs          Total
                                                            -----          -----           -----          -----
              Balance at December 31, 2001                 $ 17.3         $  12.3          $ 9.6         $ 39.2
              Special Charges                                 3.4             0.8            2.2            6.4
              Cash Payments                                  (5.4)           (1.5)          (8.3)         (15.2)
                                                           ------         -------          -----         ------
              Balance at March 31, 2002                    $ 15.3         $  11.6          $ 3.5         $ 30.4
                                                           ======         =======          =====         ======

Special Charges - 2002

In the first quarter of 2002, we continued to right-size our businesses in order to keep pace with changes in economic and market conditions. Consequently, we recorded special charges related to new and previously announced restructuring and integration activities, which reduced operating income by $6.4. Of this amount, $0.4 was recorded in the Technical Products and Systems segment, $1.9 was recorded in the Industrial Products and Services segment, $2.2 was recorded in the Flow Technology segment, $0.2 was recorded in the Service Solutions segment, and $1.7 was recorded at Corporate.

These initiatives reduced domestic hourly and salaried headcount in the Industrial Products and Services and the Flow Technology segments by approximately 72 and 61 employees, respectively. The $1.7 of charges recorded at Corporate were related to previously announced integration actions.

Special Charges - 2001

In the first quarter of 2001, we recorded special charges of $3.4. Of this amount, $1.1 was recorded in the Technical Products and Systems segment, $1.4 was recorded in the Industrial Products and Services segment, and $0.9 was recorded in the Service Solutions segment.

The charges recorded in the Technical Products and Systems segment primarily consisted of employee termination costs for approximately 88 hourly and salaried employees within the fire detection business. The charges recorded in the Industrial Products and Services segment are mostly associated with a goodwill write-down resulting from a facility consolidation announced in the third quarter of 2000. The charges recorded in the Service Solutions segment consisted primarily of facility consolidation costs associated with restructuring initiatives announced in the third quarter of 2000.

6.   EARNINGS PER SHARE

The following table sets forth certain calculations used in the computation of diluted earnings per share:

                                                   Three months ended March 31,
                                                   ----------------------------
                                                    2002                  2001
                                                    ----                  ----
      Numerator:
         Net (loss) income                         $ (83.5)             $  35.4
                                                   -------              -------
      Denominator (shares in millions):
         Weighted-average shares outstanding        40.647               30.285
         Effect of dilutive securities:
            Employee stock options and warrants       1.08                0.691
                                                   -------              -------
         Adjusted weighted-average shares and
            assumed conversions                     41.727               30.976
                                                   =======              =======

7.   INVENTORY

Inventory consists of the following amounts (reduced when necessary to estimated realizable values):

                                                        March 31,  December 31,
                                                          2002         2001
                                                          ----         ----
    Finished goods                                      $ 301.1     $ 265.6
    Work in process                                       127.8       149.9
    Raw material and purchased parts                      236.1       224.7
                                                        -------     -------
    Total FIFO cost                                     $ 665.0     $ 640.2

    Excess of FIFO cost over LIFO inventory value         (15.3)      (14.7)
                                                        -------     -------
    Total Inventory                                     $ 649.7     $ 625.5
                                                        =======     =======

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 states goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of."

The requirements of SFAS No. 141 and amortization provisions of SFAS No. 142 were effective for any business combination initiated after July 1, 2001. We have not amortized goodwill and indefinite-lived intangibles for acquisitions completed after this date. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, we ceased amortizing all remaining goodwill and intangible assets deemed to have indefinite or as yet to be determined useful lives. The pro forma impact of this change is presented below.

Transitional Disclosures


                                                                       Three months ended
                                                                            March 31,
                                                                      2002         2001
                                                                      ------        ------
Reported net (loss) income                                            $(83.5)        $35.4
     Add back: goodwill amortization, net of tax                         -             7.6
     Add back: trademarks/tradenames amortization, net of tax            -             0.5
                                                                      ------        ------
Adjusted net income                                                   $(83.5)       $ 43.5
                                                                      ======        ======

Basic earnings per share:
Reported                                                              $(2.06)       $ 1.17
     Add back: goodwill amortization, net of tax                         -            0.25
     Add back: trademarks/tradenames amortization, net of tax            -            0.02
                                                                      ------        ------
Adjusted earnings per share                                           $(2.06)       $ 1.44
                                                                      ======        ======

Diluted earnings per share:                                           $(2.00)       $ 1.14
Reported
     Add back: goodwill amortization, net of tax                         -            0.24
     Add back: trademarks/tradenames amortization, net of tax            -            0.02
                                                                      ------        ------
Adjusted earnings per share                                           $(2.00)       $ 1.40
                                                                      ======        ======

In accordance with the transition rules of SFAS No. 142 effective January 1, 2002, we established our reporting units based on our current reporting structure. We then assigned all existing goodwill to the reporting units, as well as other assets and liabilities that relate to the reporting unit.

We performed our transition impairment testing as of January 1, 2002. Step 1 involved comparing the carrying values of the reported net assets of our reporting units to their fair values. Fair value was based on discounted cash flow projections but we also considered factors such as market capitalization and comparable industry price multiples. The net assets of Filtran and Fluid Power, two reporting units in our Industrial Products segment, had carrying values in excess of their fair values. For these reporting units, we performed Step 2 of the impairment testing provisions.

We engaged an independent valuation and appraisal firm to assist us with the Step 2 testing. The assets and liabilities of Filtran, our automotive filtration products business, and Fluid Power, our medium and high pressure hydraulic equipment business, were appraised at their current fair value to calculate implied goodwill for these reporting units. The implied goodwill exceeded recorded goodwill by $148.6, and accordingly, this amount was required to be written-off as a transition impairment charge and recorded as a change in accounting principle. The impaired goodwill was not deductible for tax purposes.

The following tables reflect the initial assignment of goodwill and intangible assets to the reporting units as of January 1, 2002. Thereafter, activity reflects (1) the initial allocation of purchase price for acquisitions completed during the first quarter of 2002, and subsequent purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment,
(2) disposals, (3) amortization, and (4) impairment charges. This information is presented first on a consolidated basis and second on a segment basis.

Consolidated:

                                                 Unamortized               Amortized                Total
                                           ----------------------- ---------------------------     --------
                                                       Trademarks/
                                           Goodwill    Tradenames   Patents   Licenses   Other
                                           --------    -----------  -------   --------   -----
Weighted average useful life                                            10         4         7

January 1, 2002 gross balance              $2,481.5      $452.0      $45.1     $16.7     $10.8     $3,006.1

Acquisitions and related adjustments           57.6         7.4       (0.7)      4.0       3.6         71.9
Disposals                                        --          --         --        --        --           --
Transition impairment charge                 (148.6)         --         --        --        --       (148.6)
                                           --------      ------      -----     -----     -----     --------
March 31, 2002 gross balance               $2,390.5      $459.4      $44.4     $20.7     $14.4     $2,929.4
                                           ========      ======      =====     =====     =====     ========
January 1, 2002 accumulated amortization                             $(2.4)    $(3.1)    $(1.5)    $   (7.0)

Amortization*                                                         (1.3)     (0.9)     (0.4)        (2.6)
Disposals                                                               --        --        --           --
                                                                      -----    -----     -----     --------
March 31, 2002 accumulated amortization                              $(3.7)    $(4.0)    $(1.9)    $   (9.6)
                                                                     ======    =====     =====     ========

* $0.9 has been recorded as a component of cost of products sold

Estimated amortization expense:
     For year ended 12/31/02      $11.9
     For year ended 12/31/03      $12.3
     For year ended 12/31/04      $10.9
     For year ended 12/31/05      $ 9.1
     For year ended 12/31/06      $ 6.2


Segments:
                                                        Unamortized                        Amortized                      TOTAL
                                                 --------------------------    -----------------------------------       --------
                                                                Trademarks/                                 Other
                                                 Goodwill       Tradenames     Patents      Licenses        Intang
                                                 --------       -----------    -------      --------        ------
Technical Products and Systems

     January 1, 2002 gross balance                $ 574.4         $ 62.9         $19.3         $16.3         $ 9.0       $  681.9
     Acquisitions and related adjustments            16.9            7.4          (0.7)          4.0           1.3           28.9
     Disposals                                         --             --            --            --            --             --
     Impairment losses                                 --             --            --            --            --             --
                                                  -------         ------         -----         -----         -----       --------
     March 31, 2002 gross balance                 $ 591.3         $ 70.3         $18.6         $20.3         $10.3       $  710.8
                                                  =======         ======         =====         =====         =====       ========
     January 1, 2002 accumulated amortization                                    $(0.7)        $(3.1)        $(1.3)      $   (5.1)
     Amortization*                                                                (0.6)         (0.9)         (0.4)          (1.9)
     Disposals                                                                      --            --            --             --
                                                                                 -----         -----         -----       --------
     March 31, 2002 accumulated amortization                                     $(1.3)        $(4.0)        $(1.7)      $   (7.0)
                                                                                 =====         =====         =====       ========
* $0.9 has been recorded as a component of cost of products sold

Industrial Products and Services

     January 1, 2002 gross balance                $ 921.5         $158.3         $15.4         $ 0.4         $ 1.7       $1,097.3
     Acquisitions and related adjustments            25.3             --            --            --           2.3           27.6
     Disposals                                         --             --            --            --            --             --
     Impairment losses                             (148.6)            --            --            --            --         (148.6)
                                                  -------         ------         -----         -----         -----       --------
     March 31, 2002 gross balance                 $ 798.2         $158.3         $15.4         $ 0.4         $ 4.0       $  976.3
                                                  =======         ======         =====         =====         =====       ========

     January 1, 2002 accumulated amortization                                    $(0.9)        $  --         $(0.2)      $   (1.1)
     Amortization                                                                 (0.4)           --            --           (0.4)
     Disposals                                                                      --            --            --             --
                                                                                 -----         -----         -----       --------
     March 31, 2002 accumulated amortization                                     $(1.3)        $  --         $(0.2)      $   (1.5)
                                                                                 =====         =====         =====       ========
Flow Technology

     January 1, 2002 gross balance                $ 728.5         $180.3         $ 9.4         $  --         $ 0.1       $  918.3
     Acquisitions and related adjustments             5.4             --            --            --            --            5.4
     Disposals                                         --             --            --            --            --             --
     Impairment losses                                 --             --            --            --            --             --
                                                  -------         ------         -----         -----         -----       --------
     March 31, 2002 gross balance                 $ 733.9         $180.3         $ 9.4         $  --         $ 0.1       $  923.7
                                                  =======         ======         =====         =====         =====       ========
     January 1, 2002 accumulated amortization                                    $(0.6)        $  --         $  --       $   (0.6)
     Amortization                                                                 (0.2)           --            --           (0.2)
     Disposals                                                                      --            --            --             --
                                                                                 -----         -----         -----       --------
     March 31, 2002 accumulated amortization                                     $(0.8)        $  --         $  --       $   (0.8)
                                                                                 =====         =====         =====       ========
Service Solutions

     January 1, 2002 gross balance                $ 257.1         $ 50.5         $ 1.0         $  --         $  --       $  308.6
     Acquisitions and related adjustments            10.0             --            --            --            --           10.0
     Disposals                                         --             --            --            --            --             --
     Impairment losses                                 --             --            --            --            --             --
                                                  -------         ------         -----         -----         -----       --------
     March 31, 2002 gross balance                 $ 267.1         $ 50.5         $ 1.0         $  --         $  --       $  318.6
                                                  =======         ======         =====         =====         =====       ========
    January 1, 2002 accumulated amortization                                     $(0.2)        $  --         $  --       $   (0.2)
    Amortization                                                                  (0.1)           --            --           (0.1)
    Disposals                                                                       --            --            --             --
                                                                                 -----         -----         -----       --------
    March 31, 2002 accumulated amortization                                      $(0.3)        $  --         $  --       $   (0.3)
                                                                                 -----         -----         -----       --------

As a policy, we will conduct annual impairment testing of all goodwill and indefinite-lived intangibles during the fourth quarter, after our reporting units have submitted their long-range plans. Goodwill and indefinite-lived intangibles will be reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with the provisions of SFAS No. 121 as superceded by SFAS No. 144.

9.   DEBT

Our long-term debt as of March 31, 2002 and December 31, 2001 consists of the following principal amounts:

                                                                        March 31,   December 31,
                                                                           2002         2001
                                                                           ----         ----

Revolving loan                                                          $      --   $       --
Tranche A loan                                                               362.5       393.7
Tranche B loan                                                               488.7       490.0
Tranche C loan                                                               820.9       823.0
LYONs, net of unamortized discount of $568.5 and $574.1, respectively        841.3       835.7
Industrial revenue bond due 2002                                               1.0         1.0
Other borrowings
                                                                              27.3        69.0
                                                                        ----------  ----------
                                                                        $  2,541.7  $  2,612.4
Less current maturities of long-term debt                                   (150.8)     (161.6)
                                                                        ----------  ----------
         Total long-term debt                                           $  2,390.9  $  2,450.8
                                                                        ==========  ==========

Credit Facility

     As of March 31, 2002, we had outstanding under our Restated Credit
Agreement:

          (a)  $362.5 of aggregate principal amount of Tranche A term loans,

          (b)  $488.7 of aggregate principal amount of Tranche B term loans, and

          (c)  $820.9 of aggregate principal amount of Tranche C term loans.

          (d) In addition, the Restated Credit Agreement provides for a commitment to provide revolving credit loans of up to $600.0. As of March 31, 2002 the revolving credit loans stand unused however the aggregate available borrowing capacity is reduced by $58.2 of letters of credit outstanding as of March 31, 2002.

Liquid Yield Option Notes (in millions, except per LYONs amounts)

On February 6, 2001, we issued Liquid Yield Option(TM) Notes ("February LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option(TM) Notes ("May LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount of $415.0 due at maturity on May 9, 2021. The LYONs are unsecured and unsubordinated obligations.

The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include: our average stock price exceeding predetermined accretive values of SPX's stock price each quarter; our ability to maintain a minimum credit rating; or upon the occurrence of certain corporate transactions, including change in control. We may redeem all or a portion of the February LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices. February LYONs holders may require us to purchase all or a portion of their LYONs on February 6, 2004, February 6, 2006, or February 6, 2011. We may redeem all or a portion of the May LYONs for cash at any time on or after May 9, 2005. May LYONs holders may require us to purchase all or a portion of their LYONs on May 9, 2003, May 9, 2005 or May 9, 2009 at predetermined redemption prices. We may choose to pay the purchase price in cash, shares of common stock or a combination of cash and common stock. Under GAAP, the LYONs are not included in the calculation of diluted income per share of common stock unless a LYON is expected to be converted for stock or one of the contingent conversion tests above are met. If converted, the February LYONs and May LYONs would be exchanged for 4.787 and 1.838 shares of our common stock, respectively. These shares are not included in our calculation of diluted income per share as our stated policy related to the settlement of the LYONs, described in our Note 14 in our 2001 Annual Report on Form 10-K, has not changed in the first quarter of 2002 and none of the contingent conversion criteria have been met in the first quarter of 2002.

Financial Derivatives

We have entered into various interest rate protection agreements ("swaps") to reduce the potential impact of increases in interest rates on floating rate long-term debt. As of March 31, 2002, we have ten outstanding swaps that effectively convert $1,500.0 of our floating rate debt to a fixed rate, based upon LIBOR, of approximately 7.41%. These swaps are accounted for as cash flow hedges, and expire at various dates the longest expiring in November 2004. As of March 31, 2002, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $20.5 and a liability of $20.7 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

We settled two interest rate swaps with a notional amount of $200.0 at a cash cost of $8.3 in February 2002. These interest rate swaps were previously designated as cash flow hedges, and as such, the settlement costs will be amortized using the effective interest method over the remaining underlying debt obligation.

On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No.
138. In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment upon adoption of the standard to recognize the fair value of our interest rate swaps and recognize previously deferred gains as a component of other comprehensive income. The pre-tax impact of this adjustment was to increase other comprehensive income by $9.9 and increase other assets by $9.9.

10.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), were as follows:

                                                                                                   Three months
                                                                                                  ended March 31,
                                                                                                --------------------
                                                                                                 2002          2001
                                                                                                 ----          ----
Net (loss) income                                                                               $(83.5)       $ 35.4
Foreign currency translation adjustments                                                         (27.5)         12.4
Unrealized gain (loss) on qualifying cash flow hedges, net of related tax                         13.4          (7.1)
SFAS 133 transition adjustment, net of related tax                                                  -            5.9

                                                                                                ------        ------
Comprehensive (loss) income                                                                     $(97.6)       $ 46.6
                                                                                                ======        ======

         The components of the balance sheet caption accumulated other comprehensive (loss) are as follows:

                                                                                               March 31,       December 31,
                                                                                                 2002              2001
                                                                                                 ----              ----
Foreign currency translation adjustments                                                        $ (86.2)         $ (58.7)
Unrealized losses on qualifying cash flow hedges, net of related tax                              (12.2)           (25.6)
Minimum pension liability adjustment, net of related tax                                           (6.2)            (6.2)
                                                                                                -------          -------
Accumulated other comprehensive (loss)                                                         $ (104.6)         $ (90.5)
                                                                                               ========          =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions)


CONSOLIDATED RESULTS OF OPERATIONS

The following unaudited information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

                                                                       Three months
                                                                      ended March 31,
                                                                --------------------------
                                                                   2002            2001
                                                                   ----            ----
Revenues                                                         $1,130.5         $680.4

Gross margin                                                        372.8          217.1
% of revenues                                                        33.0%          31.9%

Selling, general and administrative expense                         230.8          129.3
% of revenues                                                        20.4%          19.0%

Goodwill/intangible amortization                                      1.7           10.8
Special charges                                                       6.4            3.4
                                                                ---------        -------

Operating income                                                    133.9           73.6

Other (expense) income, net                                          (0.8)           1.7
Equity earnings in joint ventures                                    10.3            9.4
Interest expense, net                                               (37.0)         (24.7)
                                                                ---------        -------

Income before income taxes                                        $ 106.4         $ 60.0

Provision for income taxes                                          (41.3)         (24.6)
                                                                ---------        -------

Income before change in accounting principle                      $  65.1         $ 35.4

Change in accounting principle (1)                                 (148.6)             -
                                                                  -------         ------

Net (loss) income                                                 $ (83.5)        $ 35.4
                                                                =========        =======

Capital expenditures                                              $  27.5         $ 33.0
Depreciation and amortization                                        30.8           31.2


(1) Accounting Pronouncements - On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 states goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of."

The requirements of SFAS No. 141 and amortization provisions of SFAS No. 142 were effective for any business combination initiated after July 1, 2001. We have not amortized goodwill and indefinite-lived intangibles for acquisitions completed after this date. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, we ceased amortizing all remaining goodwill and intangible assets deemed to have indefinite or as yet to be determined useful lives. In connection with the transition provisions of SFAS No. 142, we have recorded a change in accounting principle, which resulted in a non-cash charge to earnings of $148.6 in the first quarter of 2002.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

Unaudited pro forma results of operations for the three months ended March 31, 2001 are presented below as if the acquisition of UDI, which was acquired on May 24, 2001, took place on January 1, 2001. On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized, accordingly we discontinued amortization of these assets on the date of adoption. The following 2001 pro forma results assume that the cessation of goodwill and indefinite lived intangible assets had occurred on January 1, 2001. We believe that the following pro forma results of operations will facilitate more meaningful analysis.

The pro forma results include estimates and assumptions that we believe are reasonable. However, pro forma results do not include any actual or anticipated cost savings or expenses of the planned integration of UDI and SPX, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or that may result in the future. Pro forma results reflect the amounts necessary to estimate consolidated interest expense. The consolidated interest expense has been computed on assumptions that the refinancing of UDI debt will occur entirely under the credit agreement and not through the issuance of publicly traded or privately placed notes. Interest income was not changed from historical amounts and debt issuance costs are amortized over five years. The pro forma results assume the fair values and lives of definite lived intangible assets as determined by independent appraisals. The pro forma consolidated effective income tax rate for the combined companies includes the impact of special charges and unusual items as well as increases in foreign income tax rates due to the acquisition.

                                                            Pro forma
                                                           three months
                                                         ended March 31,
                                                         2002       2001
                                                         ----       ----
Revenues                                               $1,130.5   $1,210.4
Gross margin                                              372.8      364.7
% of revenues                                              33.0%      30.1%
Selling, general and administrative expense               230.8      253.4
% of revenues                                              20.4%      20.9%
Goodwill/intangible amortization                            1.7        1.2
Special charges                                             6.4        3.4
                                                       --------   --------
Operating income                                          133.9      106.7
Other (expense) income, net                                (0.8)       6.0
Equity earnings in joint ventures                          10.3        9.4
Interest expense, net                                     (37.0)     (38.2)
                                                       --------   --------
Income before income taxes                             $  106.4   $   83.9
Provision for income taxes                                (41.3)     (31.0)
                                                       --------   --------
Income before change in accounting principle           $   65.1   $   52.9
                                                       ========   ========
Capital expenditures                                   $   27.5   $   51.4
Depreciation and amortization                              30.8       40.7

FIRST QUARTER 2002 COMPARED TO PRO FORMA FIRST QUARTER 2001

Revenues - In the first quarter of 2002, revenues of $1,130.5 decreased by $79.9, or 7.0%, from $1,210.4 in 2001. Organic revenues, revenues excluding acquisitions or dispositions, declined 5.9% in the first quarter of 2002 compared to the same period in 2001. The decrease in revenues was primarily attributable to a decline in daily tool orders in the Service Solutions segment, a decline in medium and high-pressure hydraulic equipment, dock equipment, and industrial and residential heating units that affected the Industrial Products and Services segment, and a decline in demand for air filtration and dehydration equipment, mixers and analyzers that influenced the Flow Technology segment. Businesses that experienced growth in the quarter included our TV and radio transmission systems business, life sciences business, and automated fare collection systems business in the Technical Products and Systems segment, our high-tech die-casting business in the Industrial Products and Services segment and our cooling tower and boiler business in the Flow Technology segment.

Gross margin - In the first quarter, gross margin increased from 30.1% in 2001 to 33.0% in 2002. The improvement was primarily due to cost reduction actions implemented in each segment and restructuring actions to integrate the acquisition of UDI completed on May 24, 2001.

Selling, general, and administrative expense ("SG&A") - In the first quarter, SG&A declined from $253.4 in 2001 to $230.8 in 2002, a $22.6 decline. The improvement is primarily driven by cost reduction and containment actions implemented throughout the company.

Special charges - In the first quarter of 2002, we recorded special charges of $6.4 primarily associated with integration and restructuring actions. In 2001, we recorded special charges of $3.4 consisting of an intangible write-down and restructuring actions.

Other (expense) income, net - In the first quarter of 2002, other expense was $0.8 compared to other income of $6.0 in 2001. In 2001, income of $4.3 was recorded in connection with the sale of a product line in the Marley Pump business.

Interest expense, net - In the first quarter of 2002, interest expense was $37.0 compared to $38.2 in 2001. The decrease was primarily due to lower net borrowings in 2002.

Income taxes - The effective income tax rate for the first quarter of 2002 was 38.8% compared to 36.9% in 2001.

SEGMENT REVIEW

RESULTS OF OPERATIONS:

                                         Three months
                                       ended March 31,
                                       ----------------
                                         2002     2001
                                         ----     ----
Revenues:
Technical Products and Systems         $  304.0  $208.0
Industrial Products and Services          384.2   249.6
Flow Technology                           279.7    71.3
Service Solutions                         162.6   151.5
                                       --------  ------
                                       $1,130.5  $680.4
                                       ========  ======

Operating Income (1):
Technical Products and Systems         $   44.1  $ 29.4
Industrial Products and Services           55.6    35.2
Flow Technology                            39.3     8.7
Service Solutions                          15.1    12.2
General Corporate                         (13.8)   (8.5)
                                       --------  ------
                                       $  140.3  $ 77.0
                                       ========  ======

(1)  Operating income does not include special charges.

PRO FORMA RESULTS OF OPERATIONS:

Pro forma results are presented below to allow for more meaningful analysis. The pro forma results assume that the UDI acquisition had occurred on January 1, 2001 and assume that we adopted SFAS No. 142 on January 1, 2001.

                                                          Pro forma
                                                         three months
                                                       ended March 31,
                                                      -----------------
                                                      2002         2001
                                                      ----         ----

Revenues:
Technical Products and Systems                      $  304.0     $  247.8
Industrial Products and Services                       384.2        470.9
Flow Technology                                        279.7        307.0
Service Solutions                                      162.6        184.7
                                                    --------     --------
                                                    $1,130.5     $1,210.4
                                                    ========     ========

Operating Income (1):
Technical Products and Systems                       $  44.1     $   31.3
Industrial Products and Services                        55.6         52.5
Flow Technology                                         39.3         21.9
Service Solutions                                       15.1         19.0
General Corporate                                      (13.8)       (14.6)
                                                     -------     --------
                                                     $ 140.3     $  110.1
                                                     =======     ========

(1)  Pro forma operating income does not include special charges.

FIRST QUARTER 2002 COMPARED TO PRO FORMA FIRST QUARTER 2001

Technical Products and Systems

Revenues - Revenues in the first quarter of 2002 increased to $304.0 from $247.8 in the first quarter of 2001, an increase of $56.2. The increase was due to the acquisition of Kendro Laboratory Products, L.P. in July 2001 and organic revenue growth at our TV and radio transmission systems business, life sciences business, and automated fare collection systems business.

Operating Income - Operating income as a percentage of revenue increased from 12.6% in 2001 to 14.5% in 2002. Improvement in operating margins was primarily due to cost reduction actions, mainly in the acquired UDI businesses, higher revenues and improved product mix.

Industrial Products and Services

Revenues - In the first quarter, revenues decreased from $470.9 in 2001 to $384.2 in 2002. The decrease was primarily due to the divestiture on May 31, 2001, of the door products business which was contributed to a joint venture with Assa Abloy AB, the sale of GS Electric on May 18, 2001, and a decline in demand for medium and high-pressure hydraulic equipment, dock equipment and industrial and residential heating units. Partially offsetting revenue declines, our high-tech die-casting business continued to experience strong growth.

Operating Income - Operating income as a percentage of revenues improved from 11.1% in 2001 to 14.5% in 2002. Operating income improved due to restructuring actions and the disposal of non-performing product lines at our compaction equipment division, as well as improvement in operating efficiencies and higher revenues at our high-tech die-casting business.

Flow Technology

Revenues - Revenues in the first quarter of 2002 decreased to $279.7 from $307.0 in the first quarter of 2001. The decrease is primarily due to the divestiture of the Marley Pump business, which was completed in the third quarter of 2001. Additionally, weaker demand at our industrial mixer business contributed to the decrease in revenues.

Operating Income - First quarter operating income increased 79.5% to $39.3 in 2002. Operating income as a percentage of revenues was 14.1% in 2002, an improvement of almost 100% from the prior year period. Operating income improved due to restructuring initiatives and integration actions at former UDI businesses, particularly at our cooling tower business, and our valves and controls business.

Service Solutions

Revenues - In the first quarter of 2002, revenues decreased by $22.1, primarily as a result of a decline in daily tool orders.

Operating Income - Operating income as a percentage of revenues declined from 10.3% in 2001 to 9.3% in 2002. The decrease in operating margins was primarily due to lower revenues in the period compared to the same period last year.

LIQUIDITY AND FINANCIAL CONDITION

Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs, and acquisitions.

Cash Flow

                                              Three months ended March 31,
                                              ----------------------------
                                               2002                2001
                                               ----                ----
Cash flows from (used in):
  Operating activities                        $  36.9            $   19.0
  Investing activities                          (75.1)             (145.3)
  Financing activities                          (47.5)              615.5
                                              -------            --------
  Net change in cash balances                 $ (85.7)           $  489.2
                                              =======            ========

Operating Activities - In the first quarter of 2002 cash flow from operating activities increased by $17.9 from the first quarter of 2001. Operating cash flow in the first quarter of 2002 included our annual payment of accrued incentive bonuses, the payment of $25.2 of cash restructuring charges, and an inventory build at our compaction equipment business; these matters were offset by volume adjusted working capital improvements and cash received from a legal award.

Investing Activities - In the first quarter of 2002 we used $75.1 of cash in investing activities compared to a use of $145.3 in 2001. In 2002, we used $40.1 of cash to acquire three companies; whereas, in 2001, we used $120.4 of cash to acquire eight companies. In addition, in 2002 we acquired one business for $11.5 in common stock. Capital expenditures were $27.5 in the first quarter of 2002 compared to $33.0 during the same period in 2001.

Financing Activities - In the first quarter of 2002 cash flows used in financing activities were $47.5 compared to cash flows from financing activities of $615.5 in 2001. In the first quarter of 2002, we paid down $76.3 of debt and we received $46.1 of cash for common stock issued under stock incentive programs and the exercise of stock warrants. The first quarter 2001 cash flow from financing activities reflects net proceeds of $853.3 from the January amendment to the credit facility and the issuance of LYONs in February 2001, the $220.0 payoff of the revolving credit facility and the payment of other scheduled debt of $25.3.

Total Debt

The following summarizes the total debt outstanding and unused credit availability, as of March 31, 2002:

                                                                                     Unused
                                                            Total        Amount      Credit
                                                         Commitment   Outstanding   Facility
                                                         ----------   -----------   --------
     Revolving loan (1)                                  $    600.0   $   --        $  541.8
     Tranche A loan                                           362.5        362.5          --
     Tranche B loan                                           488.7        488.7          --
     Tranche C loan                                           820.9        820.9          --
     LYON's, net of unamortized discount of $568.5            841.3        841.3          --
     Industrial revenue bonds due 2002                          1.0          1.0          --
     Other borrowings                                          27.3         27.3          --
                                                         ----------   ----------    --------
         Total                                           $  3,141.7   $  2,514.7    $  541.8
                                                         ==========   ==========    ========

     (1) Decreased by $58.2 of facility letters of credit outstanding at March 31, 2002, which reduce the unused credit availability.

Our credit facility is secured by substantially all of our assets and out domestic subsidiaries' assets (excluding, however, the assets of Inrange Technologies Corporation and our interest in our EGS and Door joint ventures) and requires us to maintain certain leverage and interest coverage ratios. It is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock of our foreign subsidiaries and a security interest in all of our assets and all of the assets of substantially all of our wholly owned domestic subsidiaries.

Under the most restrictive of the financial covenants contained in the Restated Credit Agreement, we are required to maintain (as defined) a maximum debt to earnings before interest, taxes, depreciation and amortization ratio, and a minimum interest coverage ratio. The Restated Credit Agreement also contains operating covenants that are less restrictive than those of our former credit agreement. The operating covenants limit, among other things, additional indebtedness, the sale of assets, the distribution of dividends, mergers, acquisitions and dissolutions and share repurchases. At March 31, 2002, we were in compliance with all of our financial and operating covenants.

Financial Derivatives

In February 2002, we settled two interest rate swaps with a notional amount of $200.0 at a cash cost of $8.3. These interest rate swaps were previously designated as cash flow hedges, and, as such, the settlement costs will be amortized using the effective interest method over the remaining underlying debt obligations. As of March 31, 2002, we have ten outstanding swaps that effectively convert $1,500.0 of our floating rate debt to a fixed rate, based upon LIBOR, of approximately 7.41%.

Other Financing Agreements

Our BOMAG business, part of the Industrial Products and Services segment, uses two forms of working capital financing arrangements:

.. An accounts receivable securitization facility pursuant to which the unit has an agreement to sell up to $36.5, on a revolving basis without recourse, certain qualified receivables, of which $28.7 had been sold under the agreement at March 31, 2002. The agreement continues on an ongoing basis to the end of 2002, with a notice period of three months. We expect to utilize the agreement up to the contract date at which time we will evaluate the facility based on overall cost and our treasury strategy in Europe, where the facility resides. If we do not renew the contract, the impact on our financial condition or cash flows will not be material.

.. A vendor financing program pursuant to which the unit has an agreement to assign, on a revolving basis, certain qualified accounts payable for up to 180 day terms. At March 31, 2002, $16.6 of these accounts payable had been assigned under the agreement. We expect that we will not renew these notes as they come due in 2002 and expect the program to be fully discontinued by the end of the second quarter of 2002.

Current Liquidity and Concentration of Credit Risk

We believe that current cash and cash equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures and any other operational cash requirements. We are in full compliance with all covenants included in our capital financing instruments. Except for $58.2 of standby letters of credit outstanding as of March 31, 2002, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments other than those described in our 2001 Annual Report on Form 10-K.

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

In addition "Factors That May Affect Future Results," included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2001 Annual Report on Form 10-K and in any future filings, should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

Other Matters

Acquisitions and Divestitures - We continually review each of our businesses pursuant to our "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we would consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria are met. There can be no assurances that these acquisitions will not have an impact on our capital financing instruments, will be integrated successfully, or that they will not have a negative effect on our operations.

Environmental and Legal Exposure - We are subject to various environmental laws, ordinances, regulations, and other requirements of government authorities in the United States and other nations. These requirements may include, for example, those governing discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent that property or to borrow funds using that property as collateral. In connection with our acquisitions and divestitures, we may assume or retain significant environmental liabilities, some of which we may not be aware. In particular, we assumed additional environmental liabilities in connection with the UDI acquisition. Future developments related to new or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our results of operations or financial position in the future.

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers' compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, in connection with our acquisitions, we may become subject to significant claims of which we were unaware at the time of the acquisition or the claims that we were aware of may result in our incurring a significantly greater liability than we anticipated. We maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance to protect us against potential loss exposures. We expect this insurance to cover a portion of these claims. In addition, we believe we are entitled to indemnification from third parties for some of these claims.

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

Pending Litigation - We believe that we should ultimately prevail on a pending litigation claim with VSI Holdings, Inc. On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc. (VSI) seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI's allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. There can be no assurance that we will be successful in the litigation and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

Pension Income - Our pension plans have plan assets in excess of plan obligations. This over-funded position results in pension income as the increase in market value of the plans' assets exceeds costs associated with annual employee service. In the first quarter of 2002, we recorded net pension income of $7.1. There can be no assurance that future periods will include similar amounts of net pension income.

Significance of Goodwill and Intangibles - We had goodwill of $2,390.5, net intangible assets of $529.3 and shareholders' equity of $1,679.8 at March 31, 2002. In accordance with SFAS No.142, we amortize our definite lived intangible assets on a straight-line basis over lives ranging from 4 to 10 years. There can be no assurance that circumstances will not change in the future that will affect the useful lives of our definite lived intangibles or the carrying value of our goodwill and intangible assets.

Accounting Pronouncements - On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 states goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of."

The requirements of SFAS No. 141 and amortization provisions of SFAS No. 142 were effective for any business combination initiated after July 1, 2001. We have not amortized goodwill and indefinite-lived intangibles for acquisitions completed after this date. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, we ceased amortizing all remaining goodwill and intangible assets deemed to have indefinite or as yet to be determined useful lives. In connection with the transition provisions of SFAS No. 142, we have recorded a change in accounting principle, which resulted in a non-cash charge to earnings of $148.6 in the first quarter of 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The provisions of SFAS No. 143 will change the way companies must recognize and measure retirement obligations that result from the acquisition, construction, development, or normal operation of a long-lived asset. We will adopt the provisions of SFAS No. 143 as required on January 1, 2003 and at this time have not yet assessed the impact that adoption might have on our financial position and results of operations.


In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and also supersedes the provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002. The provisions of SFAS No. 144 will generally be applied prospectively.

                                ----------------

Some of the statements in this document and any documents incorporated by reference constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industries' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results" and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since year-end 2001 and does not believe that such risks will result in significant adverse impacts to our results of operations.

ITEM 4.   Submission of Matters to a Vote of Security Holders

NONE

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers' compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, in connection with our acquisitions, we may become subject to significant claims of which we were unaware at the time of the acquisition or the claims that we were aware of may result in our incurring a significantly greater liability than we anticipated. We maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance to protect us against potential loss exposures. We expect this insurance to cover a portion of these claims. In addition, we believe we are entitled to indemnification from third parties for some of these claims.


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


On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc. (VSI) seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI's allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. There can be no assurance that we will be successful in the litigation. If we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

ITEM 5.  Other Information

     None.


ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

        NONE

     (b) Reports on Form 8-K

         On February 20, 2002, we filed a Form 8-K containing our press release dated February 12, 2002. This press release contained our 2001 earnings information.

         On April 25, 2002, we filed a Form 8-K containing our press release dated April dated April 23, 2002. This press release contained our first quarter 2002 earnings information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SPX CORPORATION
                                                       ----------------
                                                       (Registrant)

Date: May 14, 2002                                     By /s/ John B. Blystone
                                                       ------------------------
                                                       John B. Blystone
                                                       Chairman, President and
                                                       Chief Executive Officer


Date: May 14, 2002                                     By /s/ Patrick J. O'Leary
                                                       ------------------------
                                                       Patrick J. O'Leary
                                                       Vice President Finance,
                                                       Treasurer and Chief
                                                       Financial Officer


Date: May 14, 2002                                     By /s/ Ron Winowiecki
                                                       ------------------------
                                                       Ron Winowiecki
                                                       Corporate Controller and
                                                       Chief Accounting Officer