Form 10-K/A
period 2001-12-31
SPX CORP
filed 2002-08-13
CIK 88205

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                 Form 10-K/A-1
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2001, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to

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

                              2300 One Wachovia Center
                             301 South College Street,
                              Charlotte, NC 28202-6039
                (Address of principal executive offices) (Zip Code)

    Registrant's telephone number, including area code:          704-347-6800

Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each exchange on
                    Title of each class                           which registered
                    -------------------                           ------------
                          Common                            New York Stock Exchange
                                                            Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                      $6,028,348,914 as of March 15, 2002

                               -----------------

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    40,814,820 shares as of March 15, 2002

                               -----------------

   Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting on April 24, 2002 are incorporated by reference into Part III.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

================================================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       SPX CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

                                                                                                    Page
                                                                                                    ----
SPX Corporation and Subsidiaries
 Reports of Independent Public Accountants.........................................................  1
 Consolidated Financial Statements:
   Consolidated Statements of Income and Comprehensive Income for the years ended December 31,
     2001, 2000 and 1999...........................................................................  4
   Consolidated Balance Sheets as of December 31, 2001 and 2000....................................  5
   Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and
     1999..........................................................................................  6
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999......  7
   Notes to Consolidated Financial Statements......................................................  8

All schedules are omitted because they are not applicable, or not required or because the required information is included in the consolidated financial statements or notes thereto.

Special Note

   Arthur Andersen LLP audited SPX Corporation's financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ending on December 31, 2001 included in this Form 10-K/A. Because SPX's former engagement team leaders have since left Andersen, Andersen did not reissue its report on those financial statements, and a copy of a previously issued report is included herein. Andersen has not consented to the use of such report or to any reference made to their firm in this Form 10-K/A. Andersen was convicted on June 15, 2002 of federal obstruction of justice arising from the government's investigation of Enron Corp. You may have no effective remedy against Andersen in connection with a material misstatement or omission in these financial statements, particularly in the event that Andersen ceases to exist or becomes insolvent as a result of the conviction or other proceedings against Andersen.

   Until the Company's consolidated audited financial statements for the fiscal year ending December 31, 2004 become available during the Company's first fiscal quarter of 2005, the SEC's current rules would require us to present or incorporate by reference audited financial statements of SPX for the period SPX was audited by Andersen. Prior to that time the SEC may cease accepting financial statements audited by Andersen, in which case we would be unable to access the public capital markets unless Deloitte & Touche, LLP, the Company's current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Andersen. Following the conviction of Andersen, the SEC issued a release stating that Andersen has informed the SEC that it will cease practicing before the SEC by August 31, 2002, unless the SEC determines another date is appropriate. Although the SEC has indicated that in the interim it will continue to accept financial statements audited by Andersen, there is no assurance that the SEC will continue to do so in the future. If the SEC declines to accept financial statements audited by Andersen prior to the filing of the SPX's Form 10-K for the fiscal year ending December 31, 2004, it could impede the Company's access to the capital markets.

   Additionally, as a result of the departure of SPX's former engagement team leaders, Andersen is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on the above-referenced financial statements, and investors in any offerings for which the Company uses their audit report will not be entitled to recovery against them under Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements.

   This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with SPX Corporation's financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ending on December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Form 10-K/A filing.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of SPX Corporation:

   We have audited the accompanying consolidated balance sheets of SPX CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EGS, the investment in which is reflected in the accompanying financial statements using the equity method of accounting (see
Note 7), as of and for the year ended September 30, 2000. The statements of EGS, as of and for the year ended September 30, 2000, were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for EGS for 2000, is based solely on the report of the other auditors.

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

   As explained in Notes 1 and 15 to the financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                                          Arthur Andersen LLP

Chicago, Illinois
February 11, 2002

                         Independent Auditors' Report

The Board of Members
EGS Electrical Group, LLC:

We have audited the accompanying consolidated balance sheet of EGS Electrical Group, LLC and subsidiaries as of September 30, 2000, and the related consolidated statements of income, members' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of EGS Electrical Group, LLC and subsidiaries as of September 30, 1999 were audited by other auditors whose report thereon dated October 29, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EGS Electrical Group, LLC and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

Chicago, Illinois
December 18, 2000

                       SPX CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                              Year ended December 31,
                                                           -----------------------------------
                                                             2001         2000        1999
                                                            --------     --------    --------
                                                           (In millions, except per share data)
Revenues.................................................. $4,114.3     $2,678.9    $2,712.3
Costs and expenses:
 Cost of products sold....................................  2,761.6      1,776.7     1,809.8
 Selling, general and administrative......................    775.1        495.2       508.3
 Goodwill and intangible amortization.....................     69.4         40.0        42.4
 Special charges..........................................     87.9         90.9        38.4
                                                            --------     --------    --------
Operating income..........................................    420.3        276.1       313.4
 Gain on issuance of Inrange stock........................       --         98.0          --
 Other income (expense), net..............................     (7.6)        22.2        64.3
 Equity earnings in joint ventures........................     35.0         34.3        34.7
 Interest expense, net....................................   (133.7)       (95.0)     (117.6)
                                                            --------     --------    --------
Income before income taxes................................    314.0        335.6       294.8
Income tax expense........................................   (141.0)      (137.3)     (187.3)
                                                            --------     --------    --------
Income before extraordinary items.........................    173.0        198.3       107.5
Loss on early extinguishment of debt, net of income taxes.       --         (8.8)       (6.0)
                                                            --------     --------    --------
Net income................................................ $  173.0     $  189.5    $  101.5
                                                            ========     ========    ========
Basic income per share of common stock:
 Income before extraordinary items........................ $   4.77     $   6.44    $   3.50
 Loss on early extinguishment of debt, net of income taxes       --        (0.29)      (0.20)
                                                            --------     --------    --------
 Net income per share..................................... $   4.77     $   6.15    $   3.30
                                                            ========     ========    ========
 Weighted average number of common shares outstanding.....   36.308       30.796      30.765

Diluted earnings per share of common stock:
 Income before extraordinary items........................ $   4.67     $   6.25    $   3.46
 Loss on early extinguishment of debt, net of income taxes       --        (0.28)      (0.19)
                                                            --------     --------    --------
 Net income per share..................................... $   4.67     $   5.97    $   3.27
                                                            ========     ========    ========
 Weighted average number of common shares outstanding.....   37.060       31.751      31.055

Comprehensive income (loss), net of tax:
 Foreign currency translation adjustment..................    (39.3)        (8.8)       (1.9)
 Unrealized loss on qualifying cash flow hedges...........    (25.6)          --          --
 Minimum pension liability adjustment.....................     (2.6)        (1.2)         --
                                                            --------     --------    --------
Other comprehensive loss..................................    (67.5)       (10.0)       (1.9)
Net income................................................    173.0        189.5       101.5
                                                            --------     --------    --------
Comprehensive income...................................... $  105.5     $  179.5    $   99.6
                                                            ========     ========    ========

       The accompanying notes are an integral part of these statements.

                       SPX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                                    ------------------
                                                      2001      2000
                                                    --------  --------
                                                       (In millions)
         ASSETS
         Current assets:
          Cash and equivalents..................... $  460.0  $   73.7
          Accounts receivable, net.................    976.2     547.7
          Inventories, net.........................    625.5     299.6
          Prepaid expenses and other current assets    130.7      57.7
          Deferred income taxes and refunds........    236.6      84.2
                                                    --------  --------
            Total current assets...................  2,429.0   1,062.9

         PROPERTY, PLANT AND EQUIPMENT:
          Land.....................................     50.4      28.0
          Buildings and leasehold improvements.....    418.7     216.0
          Machinery and equipment..................    810.1     640.7
                                                    --------  --------
                                                     1,279.2     884.7
          Accumulated depreciation and amortization   (439.7)   (392.7)
                                                    --------  --------
                                                       839.5     492.0
         Goodwill and intangible assets, net.......  3,061.7   1,211.8
         Other assets..............................    749.9     397.9
                                                    --------  --------
            TOTAL ASSETS........................... $7,080.1  $3,164.6
                                                    ========  ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
          Accounts payable......................... $  514.3  $  289.4
          Accrued expenses.........................    856.9     347.7
          Current maturities of long-term debt.....    161.6     137.5
                                                    --------  --------
            Total current liabilities..............  1,532.8     774.6
         Long-term debt............................  2,450.8   1,158.1
         Deferred income taxes.....................    752.6     403.4
         Other long-term liabilities...............    603.6     192.1
                                                    --------  --------
            Total long-term liabilities............  3,807.0   1,753.6
         Minority Interest.........................     25.0      28.2

         Shareholders' equity:
          Preferred stock..........................       --        --
          Common stock.............................    416.5     357.7
          Paid-in capital..........................  1,139.0     492.5
          Retained earnings........................    350.8     177.8
          Unearned compensation....................       --      (9.5)
          Accumulated other comprehensive loss.....    (90.5)    (23.0)
          Common stock in treasury.................   (100.5)   (387.3)
                                                    --------  --------
            Total shareholders' equity.............  1,715.3     608.2
                                                    --------  --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $7,080.1  $3,164.6
                                                    ========  ========

       The accompanying notes are an integral part of these statements.

                       SPX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                Accumulated
                                                        Retained                   Other      Common
                                        Common Paid-in  Earnings    Unearned   Comprehensive Stock In
                                        Stock  Capital  (Deficit) Compensation     Loss      Treasury
                                        ------ -------- --------- ------------ ------------- --------
                                                                (In millions)
Balance at December 31, 1998........... $351.7 $  481.7  $(113.2)    $(32.2)      $(11.1)    $(286.4)
 Net Income............................     --       --    101.5         --           --          --
 Exercise of stock options and other
   incentive plan activity, net of tax.    3.2      6.9       --       13.1           --          --
 Treasury stock issued.................     --      1.1       --         --           --        37.9
 Translation adjustments...............     --       --       --         --         (1.9)         --
                                        ------ --------  -------     ------       ------     -------
Balance at December 31, 1999...........  354.9    489.7    (11.7)     (19.1)       (13.0)     (248.5)
 Net Income............................     --       --    189.5         --           --          --
 Exercise of stock options and other
   incentive plan activity, net of tax.    2.8      2.8       --        9.6           --          --
 Minimum pension liability
   adjustment, net of tax..............     --       --       --         --         (1.2)         --
 Treasury stock purchased..............     --       --       --         --           --      (138.8)
 Currency translation adjustments......     --       --       --         --         (8.8)         --
                                        ------ --------  -------     ------       ------     -------
Balance at December 31, 2000...........  357.7    492.5    177.8       (9.5)       (23.0)     (387.3)
 Net Income............................     --       --    173.0         --           --          --
 Exercise of stock options and other
   incentive plan activity, net of tax.    3.2     41.2       --        9.5           --          --
 Acquisitions:
   UDI.................................   55.0    599.8       --         --           --       283.7
   Other...............................    0.6      5.5       --         --           --         3.1
 Transition adjustment related to
   change in accounting for derivative
   instruments and hedging activities,
   net of tax..........................     --       --       --         --          5.9          --
 Net unrealized loss on qualifying cash
   flow hedges, net of tax.............     --       --       --         --        (31.5)         --
 Minimum pension liability
   adjustment, net of tax..............     --       --       --         --         (2.6)         --
 Currency translation adjustments......     --       --       --         --        (39.3)         --
                                        ------ --------  -------     ------       ------     -------
Balance at December 31, 2001........... $416.5 $1,139.0  $ 350.8         --       $(90.5)    $(100.5)
                                        ====== ========  =======     ======       ======     =======

       The accompanying notes are an integral part of these statements.

                                SPX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                           ---------------------------
                                                                              2001      2000     1999
                                                                           ---------  -------  -------
                                                                                  (In millions)
Cash flows from (used in) operating activities:
Net income................................................................ $   173.0  $ 189.5  $ 101.5
Adjustments to reconcile net income to net cash from operating activities:
  Special charge..........................................................     101.4    103.2     38.4
  Equity earnings in joint ventures.......................................        --       --     (3.2)
  Loss (Gain) on sale of businesses.......................................      11.8       --    (55.5)
  Extraordinary item, net of tax..........................................        --      8.8      6.0
  Gain on sale of Inrange stock...........................................        --    (98.0)      --
  Deferred income taxes...................................................     103.4    107.6     68.1
  Depreciation............................................................      91.5     64.3     63.0
  Amortization of goodwill and intangibles................................      83.4     46.6     42.4
  Employee benefits.......................................................     (34.1)   (38.1)   (27.2)
  Other, net..............................................................      (6.7)    (9.7)    (2.9)
  Changes in assets and liabilities, net of effects from acquisitions and divestitures:
    Accounts receivable and other.........................................     (66.6)   (46.8)   (54.2)
    Inventories...........................................................      47.0    (15.1)   (28.6)
    Accounts payable, accrued expenses and other..........................      43.1    (43.3)    97.0
    Accrued restructuring liabilities.....................................     (55.0)   (28.8)   (33.0)
  Taxes paid on the sale of Best Power....................................        --    (69.0)      --
                                                                           ---------  -------  -------
Net cash from operating activities........................................     492.2    171.2    211.8
Cash flows from (used in) investing activities:
Proceeds from business divestitures.......................................     182.9       --    331.2
Business acquisitions, net of cash acquired...............................    (528.1)  (220.8)   (96.4)
Capital expenditures......................................................    (150.0)  (123.3)  (102.0)
Other, net................................................................     (22.5)   (10.2)    15.7
                                                                           ---------  -------  -------
Net cash from (used in) investing activities..............................    (517.7)  (354.3)   148.5
Cash flows from (used in) financing activities:
Net borrowings under revolving credit agreement...........................        --    155.0     30.0
Borrowings under other debt agreements....................................   1,700.1    502.4       --
Payment of long-term debt.................................................  (1,333.2)  (484.0)  (430.9)
Proceeds from Issuance of Inrange stock...................................        --    128.2       --
Sale of Treasury stock....................................................        --       --     39.0
Purchases of common stock.................................................        --   (138.8)      --
Common stock issued under stock incentive programs........................      44.9     15.2     10.1
                                                                           ---------  -------  -------
Net cash from (used in) financing activities..............................     411.8    178.0   (351.8)
                                                                           ---------  -------  -------
Net change in cash and equivalents........................................     386.3     (5.1)     8.5
Cash and equivalents at beginning of year.................................      73.7     78.8     70.3
                                                                           ---------  -------  -------
Cash and equivalents at end of year....................................... $   460.0  $  73.7  $  78.8
                                                                           =========  =======  =======
Supplemental disclosure of cash flows information:
Interest paid............................................................. $   122.0  $  96.4  $ 120.6
Income taxes paid......................................................... $    35.2  $  95.5  $  51.3
Noncash investing and financing activities:
Fair value of shares issued for acquisitions, including UDI............... $   947.7       --       --

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

   Basis of Presentation -- The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior-year amounts have been reclassified to conform with current-year presentation. These reclassifications had no impact on previously reported results of operations or total stockholders' equity.

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

   Research and Development Costs -- Internal research and development costs are expensed as incurred. Costs incurred in the research and development of new software included in products are charged to expense as incurred until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" until the product is available for general release. These costs are amortized over the lesser of three years or the economic life of the related products and the amortization is included in cost of products sold. We perform a periodic review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. We expensed approximately $109.1 of research activities relating to the development and improvement of our products in 2001, $74.5 in 2000 and $76.0 in 1999.

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

   Financial Instruments Policy -- On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No.138. These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These new standards may result in additional volatility in reported earnings, other comprehensive income and accumulated other comprehensive income. See Note 15 for further discussion of the impact of adopting these new standards.

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

   The effective portion of the changes in the fair value of our interest rate swaps, which are designated as cash flow hedges, is recorded in accumulated other comprehensive income. Ineffectiveness is recorded as a

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)

   component of interest expense. Changes in fair value are assessed quarterly based on dealer quotes. The change in the fair value of our forward foreign exchange transaction, which qualifies as a net investment hedge of a foreign operation, is recorded in the cumulative translation adjustment account within stockholders' equity.

   We do not enter into speculative derivatives.

   Goodwill and Intangible Assets -- For acquisitions completed prior to July 1, 2001, and through December 31, 2001 we amortized goodwill and intangible assets on a straight-line basis over lives ranging from 10 to 40 years. In determining the estimated useful lives, we considered the nature, competitive position, life cycle position, and historical and expected future operating income of each acquired company, as well as our commitment to support these acquired companies through continued investment in capital expenditures, operational improvements and research and development.

   For acquisitions completed after June 30, 2001, the provisions of Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") require us to no longer amortize goodwill and indefinite lived intangible assets. See Note 2 for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

   Impairment of long-lived assets and intangibles subject to amortization -- We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows or operating income (before amortization) on a non-discounted basis related to the tested assets is likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

(2)  NEW ACCOUNTING PRONOUNCEMENTS (UNAUDITED)

   On July 20, 2001 the Financial Accounting Standards Board issued SFAS No. 141 and SFAS No. 142. These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." During 2001, the amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001.

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

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" (SFAS No. 144"). SFAS No. 144 supersedes Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("SFAS No. 121") and also supersedes the provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 establishes a single model for accounting for long- lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 will generally be applied prospectively, and at this time, we estimate that the impact of adopting this statement will not be material.

(3)  ACQUISITIONS AND DIVESTITURES

   We continually review each of our businesses pursuant to our "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Business acquisitions and dispositions for the years ended 2001 and 2000 are described below.

Acquisitions--2001

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

   A preliminary summary of the assets acquired and liabilities assumed in the acquisition follows:

               Estimated fair values
                  Assets acquired..................... $ 1,956.0
                  Liabilities assumed.................  (1,978.6)
               Excess of cost over net assets acquired   1,089.5
                                                       ---------
               Purchase price......................... $ 1,066.9
               Less cash acquired.....................     (78.4)
                                                       ---------
               Net purchase price..................... $   988.5
                                                       =========

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

                                   Workforce  Noncanceleable
                                   Reductions     Leases     Other   Total
                                   ---------- -------------- -----  ------
     Original costs...............   $ 46.4       $ 9.1      $20.6  $ 76.1
     Payments.....................     (0.9)       (0.5)      (0.8)   (2.2)
                                     ------       -----      -----  ------
     Balance at June 30, 2001.....     45.5         8.6       19.8    73.9
     Payments.....................    (11.1)       (0.2)      (4.3)  (15.6)
     Adjustments..................      5.4         2.0        0.8     8.2
                                     ------       -----      -----  ------
     Balance at September 30, 2001     39.8        10.4       16.3    66.5
     Payments.....................    (13.3)       (0.7)      (6.3)  (20.3)
     Adjustments..................      2.6        (1.6)       5.6     6.6
                                     ------       -----      -----  ------
     Balance at December 31, 2001.   $ 29.1       $ 8.1      $15.6  $ 52.8
                                     ======       =====      =====  ======

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

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)


                                                   Twelve months ended
                                                      December 31,
                                                   -----------------
                                                     2001      2000
                                                   --------  --------
          Net sales............................... $5,008.7  $5,045.1
          Income before extraordinary item (1)....    162.0     213.5
          Net income.............................. $  162.0  $  204.7
                                                   ========  ========
          Basic income (loss) per share:
             Income before extraordinary item..... $   3.85  $   5.31
             Loss on early extinguishment of debt.       --     (0.22)
                                                   --------  --------
             Net income per share................. $   3.85  $   5.09
                                                   ========  ========
          Diluted income (loss) per share:
             Income before extraordinary item..... $   3.78  $   5.18
             Loss on early extinguishment of debt.       --     (0.21)
                                                   --------  --------
             Net income per share................. $   3.78  $   4.97
                                                   ========  ========

--------
(1) SPX recorded an after-tax loss of $8.8 on the early extinguishment of debt in the first quarter of 2000.

Other Acquisitions -- 2001:

   In the Technical Products segment we completed nine acquisitions with an aggregate purchase price of $412.6. In aggregate, these acquisitions had revenues of $302.6 in the year prior to the respective date of acquisition. These acquisitions include Kendro Laboratory Products, L.P. by Revco Technologies, SPX's life-sciences business unit based in Asheville, North Carolina and TCI International and Central Tower by Dielectric Communications, SPX's broadcast antenna and radio frequency transmission systems business unit based in Raymond, Maine. The acquisition of Kendro was completed in July of 2001 for $320.0 in cash and accounted for using the purchase method of accounting under SFAS 141. Accordingly, the purchase price was allocated to the related assets acquired and liabilities assumed based on a preliminary estimate of fair market values at the date of acquisition. Of the total assets acquired, $175.6 has been allocated to goodwill, $38.5 to trademarks and $14.2 to other intangibles based on a preliminary assessment of the fair market values. The allocation of the Kendro purchase price is subject to revision, and such revision is not expected to be material.

   In the Industrial Products segment we completed three acquisitions with an aggregate purchase price of $52.3. In aggregate, these acquisitions had revenues of $70.1 in the year prior to the respective date of acquisition. These acquisitions include Carfel by Filtran, SPX's automotive filtration products business unit based in Des Plaines, Illinois.

   In the Flow Technology segment we completed three acquisitions with an aggregate purchase price of $29.3. In aggregate, these acquisitions had revenues of $56.8 in the year prior to the respective date of acquisition.

Acquisitions -- 2000

   In the Technical Products segment we completed ten acquisitions with an aggregate purchase price of $100.0. In aggregate, these acquisitions had revenues of $67.9 in the year prior to the respective date of acquisition. These acquisitions include Computerm Corporation by Inrange Technologies, SPX's networking technology development business unit based in Lumberton, New Jersey and Ziton SA (Pty) Ltd. by Edwards System Technology, Inc., SPX's life safety systems business unit based in Cheshire, Connecticut.

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)


   In the Industrial Products segment we completed five acquisitions with an aggregate purchase price of $81.2. In aggregate, these acquisitions had revenues of $61.7 in the year prior to the respective date of acquisition. These acquisitions include the Fenner Fluid Power Division of Fenner plc by Power Team, SPX's high force industrial tools and hydraulic power systems components business unit based in Rockford, Illinois.

   In the Flow Technology segment we completed three acquisitions with an aggregate purchase price of $37.7. In aggregate, these acquisitions had revenues of $33.6 in the year prior to the respective date of acquisition. These acquisitions include Copes-Vulcan by DeZurik, SPX's industrial valve and process control products business unit based in Sartell, Minnesota.

   In the Service Solutions segment we completed three acquisitions with an aggregate purchase price of $12.2. In aggregate, these acquisitions had revenues of $9.0 in the year prior to the respective date of acquisition.

Divestitures -- 2001

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

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)


   Financial data for our business segments are as follows:

                                                2001      2000      1999
                                              --------  --------  --------
     Revenues: (1)
        Technical Products and Systems....... $1,137.9  $  796.8  $  912.3
        Industrial Products and Services.....  1,391.4     893.3     801.5
        Flow Technology......................    912.5     286.8     298.9
        Service Solutions....................    672.5     702.0     699.6
                                              --------  --------  --------
                                              $4,114.3  $2,678.9  $2,712.3
                                              --------  --------  --------
     Operating income: (1)
        Technical Products and Systems (2)... $  140.2  $  145.2  $  138.9
        Industrial Products and Services (3).    170.5     105.4     126.4
        Flow Technology (4)..................    123.3      35.2      23.8
        Service Solutions (5)................     53.2      36.5      61.7
        General Corporate (6)................    (66.9)    (46.2)    (37.4)
                                              --------  --------  --------
                                              $  420.3  $  276.1  $  313.4
                                              --------  --------  --------
     Capital expenditures: (1)
        Technical Products and Systems....... $   23.8  $   20.2  $   24.7
        Industrial Products and Services.....     75.5      46.9      36.0
        Flow Technology......................     18.2      20.8       9.8
        Service Solutions....................     10.3      13.0      25.1
        General Corporate....................     22.2      22.3       6.4
                                              --------  --------  --------
                                              $  150.0  $  123.3  $  102.0
                                              --------  --------  --------
     Depreciation and amortization: (1)
        Technical Products and Systems....... $   38.9  $   21.3  $   27.1
        Industrial Products and Services.....     59.4      43.5      41.5
        Flow Technology......................     33.0      11.5      11.7
        Service Solutions....................     27.8      26.8      23.7
        General Corporate....................      1.8       1.2       1.4
                                              --------  --------  --------
                                              $  160.9  $  104.3  $  105.4
                                              --------  --------  --------
     Identifiable assets:
        Technical Products and Systems....... $1,499.5  $  553.2  $  431.2
        Industrial Products and Services.....  1,465.9   1,001.8     828.7
        Flow Technology......................  1,567.0     289.9     254.7
        Service Solutions....................  1,285.3     861.9     887.2
        General Corporate....................  1,262.4     457.8     444.2
                                              --------  --------  --------
                                              $7,080.1  $3,164.6  $2,846.0
                                              --------  --------  --------

--------
(1) Includes the results of acquisitions from the dates of the respective acquisitions. See Note 3 of the consolidated financial statements for further discussion.

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

         Geographic Areas:                     2001     2000     1999
         -----------------                   -------- -------- --------
         Revenues -- Unaffiliated Customers:
            United States (1)............... $3,428.3 $2,327.7 $2,304.1
            Other...........................    686.0    351.2    408.2
                                             -------- -------- --------
                                             $4,114.3 $2,678.9 $2,712.3
                                             ======== ======== ========
         Long Lived Assets:
            United States................... $3,872.4 $2,014.3 $1,830.2
            Other...........................    778.7     87.4     39.3
                                             -------- -------- --------
                                             $4,651.1 $2,101.7 $1,869.5
                                             ======== ======== ========

--------
(1) Included export sales of $497.1 in 2001, $242.8 in 2000, and $247.5 in
    1999. No individual foreign country in which we operate accounted for more than 5% of consolidated revenues in 2001, 2000 or 1999.

(5)  SPECIAL CHARGES AND OTHER CHARGES

   As part of our Value Improvement Process(R), we right-size and consolidate operations to drive results. Additionally, due to our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines, and rationalize and consolidate manufacturing capacity to maximize EVA(R) improvement. As an outcome of this process, we recorded special charges of $87.9 in 2001, $90.9 in 2000, and $38.4 in 1999. These special charges consist of restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines, and asset and goodwill impairments. In addition, we recorded charges to cost of products sold of $13.5 in 2001, and $12.3 in 2000 for discontinued product lines and other product changes associated with restructuring initiatives.

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

   EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when, management having the appropriate level of authority to involuntarily terminate employees, approves and commits us to the plan of termination, establishes the benefits that current employees will receive upon termination, and prior to the date of the financial statements, the benefit arrangement is communicated to employees. The communication of the benefit arrangement includes sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are terminated.

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

   Special charges for the years ended December 31, 2001, 2000, and 1999 are described in more detail below and in the applicable sections which follow.

                                           2001 (1) 2000 (2) 1999
                                           -------- -------- -----
              Employee termination costs..  $ 23.8   $ 13.9  $16.6
              Facility consolidation costs    13.9     16.1    6.5
              Other cash costs............    15.2      2.0     --
              Non cash asset write-downs..    46.9     61.2   15.3
              In-process technology.......     1.6     10.0     --
                                            ------   ------  -----
                     Total................  $101.4   $103.2  $38.4
                                            ======   ======  =====

--------
(1) $13.5 of non cash inventory write-downs is recorded in our income statement as a component of cost of products sold.

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

   At December 31, 2001, a total of $39.2 of restructuring liabilities remained on the consolidated balance sheet. These reserves primarily relate to restructuring actions initiated in 2001, and we anticipate that the actions will be completed within one year of inception. The following table summarizes activity from December 31, 1999 through December 31, 2001:

                              Employee     Facility    Other
                             Termination Consolidation Cash    Impairments
                                Costs        Costs     Costs  & Write-Downs  Total
                             ----------- ------------- -----  ------------- ------
Balance at December 31, 1999   $  6.5       $  6.3     $  --     $   --     $ 12.8
Special Charges (2).........     13.9         16.1       2.0       71.2      103.2
Non-Cash Asset Write-Downs..                                      (71.2)     (71.2)
Cash Payments...............    (10.4)       (16.4)     (2.0)                (28.8)
                               ------       ------     -----     ------     ------
Balance at December 31, 2000   $ 10.0       $  6.0     $  --     $   --     $ 16.0
Special Charges (1).........     23.8         13.9      15.2       48.5      101.4
Non-Cash Asset Write-Downs..                                      (48.5)     (48.5)
Cash Payments...............    (16.5)        (7.6)     (5.6)                (29.7)
                               ------       ------     -----     ------     ------
Balance at December 31, 2001   $ 17.3       $ 12.3     $ 9.6     $   --     $ 39.2
                               ======       ======     =====     ======     ======

--------
(1) $13.5 of inventory write-downs is recorded on our consolidated statement of income as a component of cost products sold. $1.6 of the impairments & write-downs is related to the write-off of in-process research & development.

(2) $12.3 of inventory write-downs is recorded on our consolidated statement of income as a component of cost products sold. $10.0 of the impairments & write-downs is related to the write-off of in-process research & development.

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)


2001 Special Charges

   In 2001, we continued to employ the business practices of our Value Improvement Process(R) by announcing and committing to the closure of thirteen manufacturing, sales, and administrative facilities in the United States, Europe, and Asia; by exiting or outsourcing unprofitable or low margin product lines; by consolidating and combining certain businesses; and by continuing to right-size our operations. As of December 31, 2001, we have committed to initiatives that, when fully completed, will reduce headcount by approximately 1,025 hourly and salaried employees primarily located in the United States.

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

(7) INVESTMENT IN JOINT VENTURES

   In the second quarter of 2001, we entered into a joint venture with Assa Abloy AB for the manufacture, sale and distribution of door products. We contributed our door products business, which was acquired in the UDI acquisition and had sales of $182.3 in 2000. Assa Abloy contributed the Curries Company and Graham Manufacturing Corporation, Assa Abloy's two door product manufacturing entities. As part of the transaction we received $96.0 in cash and a 20% ownership interest in the joint venture, which is being accounted for under the equity method of accounting. We typically receive the majority of our share of this joint venture's earnings in cash dividends. The joint venture agreement includes a put and call agreement that allows for the sale or purchase of our 20% interest in the joint venture, two years after its formation, to Assa Abloy at a pre-determined price. Accordingly, we expect this joint venture to end in June 2003.

   We also own a 44.5% interest in EGS, a joint venture with Emerson Electric Co., and account for our investment in EGS under the equity method of accounting, on a three-month lag basis consistent with GAAP. We typically receive the majority of our share of this joint venture's earnings in cash dividends. EGS operates primarily in the United States, Canada and Mexico. EGS's results of operations for its fiscal year ended September 30, 2001, 2000, and 1999 were as follows:

                                     2001   2000   1999
                                    ------ ------ ------
                       Net sales... $458.7 $474.4 $462.6
                       Gross margin  187.3  189.3  188.1
                       Net income..   56.5   65.1   67.0

   EGS's pretax income for the quarters ended December 31, 2001, 2000 and 1999 was not materially different than the pretax income earned the previous quarter. Our equity earnings in EGS for the year ended December 31, was $30.1 in 2001, $34.3 in 2000, and $34.7 in 1999. Our recorded investment in EGS was less than our ownership of EGS's net assets in the amount of $92.1 at December 31, 2001, $94.5 at December 31, 2000 and in the amount of $96.9 at December 31, 1999. This difference is being amortized on a straight-line basis over an estimated economic life of 40 years.

   Condensed balance sheet information of EGS as of September 30, 2001 and 2000 is as follows:

                                              2001   2000
                                             ------ ------
                      Current assets........ $145.7 $170.4
                      Noncurrent assets.....  309.2  318.1
                      Current liabilities...   67.8   66.6
                      Noncurrent liabilities   17.2   30.0

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)


(8) INVENTORIES

                                                        December 31,
                                                       --------------
                                                        2001    2000
                                                       ------  ------
         Finished goods............................... $265.6  $131.1
         Work in process..............................  149.9    65.9
         Raw material and purchased parts.............  224.7   117.7
                                                       ------  ------
         Total FIFO cost.............................. $640.2  $314.7
         Excess of FIFO cost over LIFO inventory value  (14.7)  (15.1)
                                                       ------  ------
                                                       $625.5  $299.6
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

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

                                              December 31,
                                           ------------------
                                             2001      2000
                                           --------  --------
                  Goodwill................ $2,520.6  $1,058.4
                  Trademarks..............    463.2      52.4
                  Other intangibles.......    272.2     232.3
                                           --------  --------
                                            3,256.0   1,343.1
                  Accumulated amortization   (194.3)   (131.3)
                                           --------  --------
                                           $3,061.7  $1,211.8
                                           ========  ========

   Amortization of goodwill and intangibles was $69.4 in 2001, $40.0 in 2000, and $42.4 in 1999.

(10) VALUATION ACCOUNTS

                                              2001    2000   1999
                                             ------  -----  ------
            Allowance for doubtful accounts:
            Balance at beginning of year.... $ 16.2  $16.9  $ 18.3
            Acquisitions....................   10.5     --      --
            Provisions......................   19.3    7.9    11.3
            Charges.........................  (17.1)  (8.6)  (12.7)
                                             ------  -----  ------
            Balance at end of year.......... $ 28.9  $16.2  $ 16.9
                                             ======  =====  ======

(11) ACCRUED EXPENSES

                                                      December 31,
                                                      -------------
                                                       2001   2000
                                                      ------ ------
             Employee benefits....................... $237.5 $134.9
             Legal, environmental, and self-insurance  167.4   55.1
             Warranty................................   56.5   22.5
             Restructuring related accruals..........   91.7   16.0
             Other...................................  303.8  119.2
                                                      ------ ------
                                                      $856.9 $347.7
                                                      ====== ======

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)


(12) EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Postretirement Benefit Plans

   We have defined benefit pension plans that cover a majority of our salaried and hourly paid employees, including certain employees in foreign countries. The historical SPX plans provided pension benefits that were based on the employees' years of credited service and levels of earnings. Effective January 1, 1999, we amended our SPX pension plan formula to provide benefits using a cash balance program. Under the new cash balance program, participants receive benefits based on a percentage of current salary and interest credits. Effective January 1, 2001 we amended our SPX plan to discontinue providing pension benefits to employees hired after December 31, 2000. We acquired additional pension plans as part of our acquisition of UDI on May 24, 2001. The UDI plans provided pension benefits that were based on employee compensation and years of credited service. Effective January 1, 2002, we have amended the UDI plans to no longer provide service credits to active participants and we have discontinued providing pension benefits under these plans to employees hired after July 1, 2001. We fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. Substantially all plan assets are invested in listed stocks, bonds, real estate, and cash and short-term investments. As of December 31, 2001, plan assets include 0.757 shares of our common stock.

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

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)


   The following table shows the pension plans' funded status and amounts recognized in our consolidated balance sheets:

                                                             Pension         Postretirement
                                                            Benefits            Benefits
                                                      ------------------    ----------------
                                                        2001       2000       2001     2000
                                                      --------  --------    -------  -------
Change in benefit obligation:
 Benefit obligation - beginning of year.............. $  708.2  $  746.9    $ 166.1  $ 146.5
 SPX non-North American plans - beginning of year (1)     24.9        --         --       --
 Service cost........................................     15.9      12.0        0.2      0.2
 Interest cost.......................................     65.8      53.3       13.7     12.4
 Actuarial (gain) loss...............................     33.2     (29.2)      45.8     31.6
 Curtailment (gain) loss.............................     (9.2)     (1.2)        --       --
 Special termination benefits........................     29.3        --         --       --
 Plan amendments.....................................      9.6       1.2         --       --
 Benefits paid.......................................   (103.1)    (74.5)     (18.2)   (24.6)
 Acquisitions........................................    294.0        --       17.3       --
 Foreign exchange....................................     (1.9)       --         --       --
                                                      --------  --------    -------  -------
 Benefit obligation - end of year.................... $1,066.7  $  708.2(1) $ 224.9  $ 166.1
                                                      ========  ========    =======  =======
Change in plan assets:
 Fair value of plan assets - beginning of year....... $1,012.7  $  980.9    $    --  $    --
 SPX non-North American plans - beginning of year (1)     24.9        --         --       --
 Actual return on plan assets........................    (20.5)    102.5         --       --
 Contributions.......................................      6.6       3.8       18.2     24.6
 Benefits paid.......................................   (102.6)    (74.5)     (18.2)   (24.6)
 Acquisitions........................................    232.0        --         --       --
 Foreign exchange....................................     (0.3)
                                                      --------  --------    -------  -------
 Fair value of plan assets - end of year............. $1,152.8  $1,012.7(1) $    --  $    --
                                                      ========  ========    =======  =======
Funded status at year-end............................ $   86.1  $  304.5    $(224.9) $(166.1)
 Unamortized prior service cost......................    (11.3)    (23.6)      (2.3)    (4.8)
 Unrecognized net (gain) loss........................    119.7     (46.1)      65.2     21.1
 Unrecognized transition asset.......................       --      (0.3)        --       --
                                                      --------  --------    -------  -------

Prepaid (accrued) benefit cost....................... $  194.5  $  234.5    $(162.0) $(149.8)
                                                      ========  ========    =======  =======
Amount recognized in the balance sheet consists of:
 Other assets........................................ $  266.4  $  252.4    $    --  $    --
 Accrued expenses and other liabilities..............    (84.7)    (24.1)    (162.0)  (149.8)
 Accumulated other comprehensive income..............     12.8       6.2         --       --
                                                      --------  --------    -------  -------
Net amount recognized................................ $  194.5  $  234.5    $(162.0) $(149.8)
                                                      ========  ========    =======  =======

--------
(1) As a result of the UDI acquisition on May 24, 2001, the 2001 information includes all plans, including non-North American plans. Prior to 2001, information regarding our non-North American plans was not disclosed, as it was not material.

   The pension benefit obligation ("PBO") and unfunded accumulated pension obligation ("ABO") for pension plans' with ABO's in excess of plan assets were $162.4 and $82.6 as of December 31, 2001, and $25.9 and $24.1 as of December 31, 2000.

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

   Net periodic pension benefit income for our pension plans included the following components:

                                                     Year Ended December 31,
                                                    ------------------------
                                                      2001     2000    1999
                                                    -------  -------  ------
  Service cost..................................... $  15.9  $  12.0  $ 16.5
  Interest cost....................................    65.8     53.0    53.3
  Expected gain on assets..........................  (116.5)  (101.7)  (93.7)
  Amortization of transition asset.................    (0.3)    (5.8)   (6.4)
  Amortization of unrecognized (gains) losses......    (0.7)    (0.8)    0.2
  Amortization of unrecognized prior service cost..    (1.2)    (1.2)   (1.5)
                                                    -------  -------  ------
  Net periodic pension benefit income.............. $ (37.0) $ (44.5) $(31.6)
                                                    =======  =======  ======
  Weighted average actuarial assumptions used were:
   Discount rate...................................    7.17%    7.75%   7.50%
   Rate of increase in compensation levels.........    4.46%    5.00%   5.00%
   Expected long-term rate of return on assets.....    9.84%   10.00%   9.50%

   The discount rate and rate of increase in compensation levels for 2001, were used to value our benefit obligation as of December 31, 2001. The expected long-term rate of return on assets was used to calculate the pension benefit income for 2001. The expected long-term rate of return assumption for the 2002 pension income calculation is expected to be approximately 9.45%. It is our policy to review the pension assumptions annually. The assumptions are established at the respective balance sheet date based on consultation with independent actuaries using the following principles: (1) The expected long-term rate of return on plan assets is established based the expectations of asset returns over the expected period to fund participant benefits. In addition, a benchmark study is completed by our independent actuaries against peer companies with similar investment styles. (2) The discount rate is set based on the yield of high quality fixed income investments, commonly defined as fixed income investments with at least a Moody's AA credit rating. (3) The rate of increase in compensation levels is established based on management's expectations of current and foreseeable future increases in compensation.

   In accordance with SFAS No. 88 "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" we recorded a curtailment gain of $2.8 in 2001, $2.0 in 2000, and $3.5 in 1999. The curtailment gains were primarily the result of a reduction in employees associated with restructuring initiatives. Additionally, we recorded a $25.5 special termination benefit loss and a $4.7 curtailment gain related to severance benefits for UDI employees terminated as part of the UDI integration and paid out of our pension assets. The net settlement charge was not charged to the income statement but was allocated to the purchase price of the UDI acquisition as required by GAAP.

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)


   The net periodic postretirement benefit cost included the following components:

                                                      Year Ended December 31,
                                                      ----------------------
                                                       2001    2000    1999
                                                      -----   -----   -----
      Service cost................................... $ 0.2   $ 0.2   $ 0.6
      Interest cost..................................  13.7    12.4    10.4
      Amortization of unrecognized (gains)...........  (2.5)     --    (0.1)
      Amortization of unrecognized prior service cost   1.3    (2.6)   (2.6)
                                                      -----   -----   -----
      Net periodic postretirement costs.............. $12.7   $10.0   $ 8.3
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

   Assumed health care cost trend rates can have a significant effect on the amounts reported for the other postretirement benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                   1% Increase 1% Decrease
                                                   ----------- -----------
     Effect on total of service and interest costs    $ 0.8      $ (0.7)
     Effect on postretirement benefit obligation..     14.8       (13.4)

Defined Contribution Retirement Plans

   We maintain a defined contribution retirement plan (the "Plan") pursuant to
Section 401(k) of the U.S. Internal Revenue Code. Under the Plan, eligible U.S. employees may voluntarily contribute up to 17% of their compensation into the Plan and we match a portion of participating employees' contributions. In the first half of 2001, our matching contributions were made with shares of our common stock allocated from the trust of the SPX KSOP plan (the "KSOP"). As of November 7, 2001, there were no remaining unallocated shares in the KSOP trust. Currently, our matching contributions are made in newly issued shares of company common stock and are issued at the prevailing market price. The matching contributions vest with the employee immediately upon the date of the match and there are no restrictions on the resale of common stock held by employees.

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

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)


(13)  INCOME TAXES

   Income from continuing operations before income taxes and the provision for income taxes consisted of the following:

                                                 Year Ended December 31,
                                                 ---------------------
                                                  2001    2000    1999
                                                 ------  ------  ------
        Income before income taxes:
           United States........................ $253.0  $328.6  $274.0
           Foreign..............................   61.0     7.0    20.8
                                                 ------  ------  ------
                                                 $314.0  $335.6  $294.8
                                                 ======  ======  ======
        Provision for income taxes:
           Current:
               Federal.......................... $  2.0  $ 58.6  $113.3
               Foreign..........................   10.0     7.2    15.0
               State............................    5.8    12.7    17.5
                                                 ------  ------  ------
        Total current...........................   17.8    78.5   145.8
                                                 ------  ------  ------
           Deferred:
               Federal.......................... $ 96.1    50.3    37.1
               Foreign..........................    7.2     1.0     0.1
               State............................   19.9     7.5     8.3
                                                 ------  ------  ------
        Total deferred..........................  123.2    58.8    45.5
                                                 ------  ------  ------
                                                  141.0   137.3   191.3
        Included in early extinguishment of debt     --    (6.2)   (4.0)
                                                 ------  ------  ------
        Total provision......................... $141.0  $131.1  $187.3
                                                 ======  ======  ======

   The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

                                                         Year Ended December 31,
                                                         ----------------------
                                                         2001    2000    1999
                                                         ----    ----    ----
      Tax at U.S. federal statutory rate................ 35.0%   35.0%   35.0%
      State and local taxes, net of U.S. federal benefit  2.9     3.9     3.4
      Foreign sales corporation......................... (1.0)   (0.4)   (0.8)
      Goodwill amortization.............................  5.1     3.9     3.1
      Foreign rates and foreign dividends............... (1.7)   (2.0)    2.5
      Change in valuation allowance.....................  4.2     3.1     1.7
      Disposition basis differences.....................  1.4    (0.9)   20.9
      Other............................................. (1.0)   (1.7)   (2.3)
                                                          ----    ----    ----
                                                         44.9%   40.9%   63.5%
                                                          ====    ====    ====

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)


   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                         -------------------------
                                                           2001     2000     1999
                                                         -------  -------  -------
Deferred tax assets:
   Working capital accruals............................. $  55.1  $  25.1  $  24.5
   Legal, environmental and self-insurance accruals.....   115.8     47.9     38.9
   Restructuring........................................    36.2     15.0     10.2
   Other postretirement and postemployment benefits.....    63.7     61.7     71.6
   NOL and credit carryforwards.........................    53.2     28.5     17.2
   Payroll and compensation.............................    34.7     19.1     19.4
   Other................................................    81.3     45.5     10.3
                                                         -------  -------  -------
       Total deferred tax assets........................   440.0    242.8    192.1
   Valuation allowance..................................   (53.0)   (28.3)   (16.9)
                                                         -------  -------  -------
       Net deferred tax assets..........................   387.0    214.5    175.2
Deferred tax liabilities:
   LYONS interest deductions............................    46.3       --       --
   Accelerated depreciation.............................    73.8     54.3     45.7
   Pension credits......................................   120.6     98.0     72.5
   Unremitted earnings of certain foreign subsidiaries..    40.0       --       --
   Basis difference in affiliates.......................   318.4    205.7    141.6
   Intangibles recorded in acquisitions.................   274.8    100.1    102.6
   Other................................................    29.1     75.6     24.2
                                                         -------  -------  -------
       Total deferred tax liabilities...................   903.0    533.7    386.6
                                                         -------  -------  -------
                                                         $(516.0) $(319.2) $(211.4)
                                                         =======  =======  =======

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

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)


(14)  NOTES PAYABLE AND DEBT

                                                      December 31,
                                                   ------------------
                                                     2001      2000
                                                   --------  --------
         Revolving loan........................... $     --  $  220.0
         Tranche A loan...........................    393.7     525.0
         Tranche B loan...........................    490.0     496.3
         Tranche C loan...........................    823.0        --
         LYONS, net of unamortized discount $574.1    835.7        --
         Medium-term notes: $25.0 at 7.1% due 2002       --      25.0
         Industrial revenue bonds due 2001-2025...      1.0      16.1
         Other borrowings.........................     69.0      13.2
                                                   --------  --------
                                                   $2,612.4  $1,295.6
         Less current maturities of long-term debt   (161.6)   (137.5)
                                                   --------  --------
                Total Long-Term debt.............. $2,450.8  $1,158.1
                                                   ========  ========

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

   As of December 31, 2001, we had outstanding under our Restated Credit
Agreement:

      (a) $393.7 of aggregate principal amount of Tranche A term loans (the "Tranche A Term Loans"),

      (b) $490.0 of aggregate principal amount of Tranche B term loans (the "Tranche B Term Loans"), and

      (c) $823.0 of aggregate principal amount of Tranche C term loans (the "Tranche C Term Loans").

      (d) In addition, the agreement provided for a commitment to provide revolving credit loans of up to
         $600.0 (the "Revolving Loans").

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

                                                    Date of Maturity
                                                   ------------------
           Revolving loans (currently un-borrowed) September 30, 2004
           Tranche A term loans................... September 30, 2004
           Tranche B term loans................... December 31, 2006
           Tranche C term loans................... December 31, 2007

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

   The restated credit facility is secured by substantially all of our and our domestic subsidiaries' assets (excluding, however, the assets of Inrange Technologies Corporation and our interest in our EGS and Door joint ventures) and requires us to maintain certain leverage and interest coverage ratios. Our obligations under the Restated Credit Agreement are guaranteed by substantially all of our wholly owned domestic subsidiaries. The facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock of our foreign subsidiaries and a security interest in all of our assets and all of the assets of substantially all of our wholly owned domestic subsidiaries.

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

February & May Liquid Yield Option Notes (in millions, except per LYONs amounts)

   On February 6, 2001, we issued Liquid Yield Option(TM) Notes ("February LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option/TM/ Notes ("May LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount $415.0 due at maturity on May 9, 2021.

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

   The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include:

       (1) Our average stock price exceeding predetermined accretive values of SPX's stock price each quarter (see below);

       (2) During any period in which the credit rating assigned to the LYONs by either Moody's or Standard & Poor's is at or below a specified level;

       (3) Upon the occurrence of certain corporate transactions, including change in control.

   In addition, a holder may surrender for conversion a LYON call for redemption even if it is not otherwise convertible at such time. The conversion rights based on predetermined accretive values of SPX's stock include, but are not limited to, the following provisions:

                                                            February   May
                                                             LYONs    LYONs
                                                            -------- -------
  Initial Conversion Rate (shares of common stock per LYON)  4.8116   4.4294
  Initial Stock Price...................................... $100.30  $110.80
  Initial Accretion Percentage.............................     135%     120%
  Accretion Percentage Decline Per Quarter.................  0.3125%   0.125%
  Conversion Trigger Prices - Next Twelve Months:
     2002 First Quarter.................................... $165.39  $159.35
     2002 Second Quarter................................... $166.13  $160.27
     2002 Third Quarter.................................... $166.88  $161.20
     2002 Fourth Quarter................................... $167.63  $162.14

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

  . An accounts receivable securitization facility pursuant to which the unit has an agreement to sell up to $36.5, on a revolving basis without recourse, certain qualified receivables, of which $33.5 had been sold under the agreement at December 31, 2001, with the proceeds used for general purposes or invested in cash. The sale is reflected as a reduction of accounts receivable and as operating cash flows. Discount fees associated with this program are included in selling, general and administrative expenses. The amount sold under this facility was $36.5 when we acquired this business with the acquisition of UDI on May 24, 2001. The agreement continues on an ongoing basis to the end of 2002, with a notice period of three months. We expect to utilize the agreement up to the contract date at which time we will evaluate the facility based on overall cost and our treasury strategy in Europe, where the facility resides.

  . A vendor financing program pursuant to which the unit has an agreement to assign, on a revolving basis, certain qualified accounts payable for up to 180 day terms. At December 31, 2001, $21.5 of these accounts payable had been assigned under the agreement, with the proceeds used for general purposes or invested in cash. The transaction is reflected as an increase in accounts payable and as operating cash flows. Fees associated with this program are included in selling, general, and administrative expenses. The balance outstanding under this program was $24.9 when we acquired this business with the acquisition of UDI on May 24, 2001. We expect that we will not renew these notes as they come due in 2002 and expect the program to be fully discontinued by the end of the second quarter.

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

(15)  FINANCIAL INSTRUMENTS

Financial Derivatives

   On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment upon adoption of the standard to recognize the fair value of our interest rate swaps and recognize previously deferred gains as a component of other comprehensive income. The pre-tax impact of this adjustment was to increase other comprehensive income by $9.9 and increase other assets by $9.9.

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

(16)  COMMITMENTS AND CONTINGENT LIABILITIES

Leases

   The future minimum rental payments under leases with remaining non-cancelable terms in excess of one year are:

                         Year Ending
                         December 31,
                         ------------
                         2002.................. $ 45.8
                         2003..................   36.8
                         2004..................   27.8
                         2005..................   20.0
                         2006..................   16.0
                         Thereafter............   43.8
                                                ------
                         Total minimum payments $190.2
                                                ======

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

   In October, 2001, we were served with a complaint by VSI Holdings, Inc., in the 6th Judicial Circuit Court of the State of Michigan, seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 million acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI's allegations, raising affirmative defenses, and asserting a counterclaim against VSI for breach of contract. We believe we should ultimately prevail on this litigation. However, since the amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation, no gain or loss has been recorded. If we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

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

Self-Insurance

   We are primarily self-insured for workers' compensation, automobile, product, and general liability costs and we believe that we maintain adequate reserves to cover our retained liability. Our reserve for self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. We maintain third party stop-loss insurance policies to cover all liability costs in excess of predetermined amounts.

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

(17)  SHAREHOLDERS' EQUITY

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

                                      Common           Unallocated
                                      Stock   Treasury    KSOP       Shares
                                      Issued   Stock      Trust    Outstanding
                                      ------  -------- ----------- -----------
 Balance at December 31, 1999........ 35.490   (4.017)   (0.305)     31.168
    Repurchase of Treasury Stock (1).     --   (1.301)       --      (1.301)
    Stock Options Exercised..........  0.290       --        --       0.290
    Other Activity...................     --       --     0.165       0.165
                                      ------   ------    ------      ------
 Balance at December 31, 2000........ 35.780   (5.318)   (0.140)     30.322
    Acquisition of UDI...............  5.496    3.889        --       9.385
    Stock Options Exercised..........  0.597       --        --       0.597
    Other Activity................... (0.219)   0.168     0.140       0.089
                                      ------   ------    ------      ------
 Balance at December 31, 2001........ 41.654   (1.261)       --      40.393

--------
(1) On February 10, 2000, our Board of Directors announced an increase in the share repurchase program for up to $250.0. In 2000, we repurchased shares of stock in the open market for a total consideration of $138.8.

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

Stock Incentive Programs

   The following table shows stock option activity from December 31, 1999 through December 31, 2001:

                                                            Options
                                                            --------
                                                            Weighted
                                                            Average
                                                            Exercise
                                                    Shares   Price
                                                    ------  --------
           Options outstanding at December 31, 1999  4.818  $ 95.06
           Granted.................................  3.431   171.40
           Exercised............................... (0.290)  114.99
           Terminated.............................. (0.390)      --
                                                    ------  -------
           Options outstanding at December 31, 2000  7.569  $150.86
           Assumed in Acquisition of UDI...........  0.534    86.79
           Granted.................................  1.245   108.29
           Exercised............................... (0.597)   73.84
           Terminated.............................. (0.039)      --
                                                    ------  -------
           Options outstanding at December 31, 2001  8.712  $146.52
           Exercisable at December 31, 2001........  1.114  $ 90.80
           Exercisable at December 31, 2000........  0.471    96.18
           Exercisable at December 31, 1999........  0.953    69.06

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)


   Stock options outstanding and exercisable at December 31, 2001 and related weighted average price and life information follows:

                             Options Outstanding      Exercisable Options
                         ---------------------------- -------------------
                                Remaining   Exercise           Exercise
            Range of            Life-Years   Price              Price
         Exercise Prices Shares (Wtd. Ave) (Wtd. Ave) Shares  (Wtd. Ave)
         --------------- ------ ---------- ---------- ------  ----------
         $ 17.00-$ 40.00 0.088     6.10     $ 34.84   0.088    $ 34.84
         $ 41.00-$ 60.00 0.689     5.46       54.14   0.037      53.52
         $ 61.00-$ 90.00 2.343     6.70       77.81   0.484      74.16
         $ 91.00-$120.00 1.621     8.09      104.61   0.359     102.83
         $121.00-$180.00 1.006     7.79      155.93   0.146     159.88
         $181.00-$300.00 2.965     8.54      245.35      --         --


Pro Forma Results --"Accounting for Stock-Based Compensation" (SFAS No. 123)

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

                                               2001   2000   1999
                                              ------ ------ ------
             Net income -- as reported....... $173.0 $189.5 $101.5
             Net income -- pro forma.........  134.3  168.9   96.4
             Basic:
              Income per share -- as reported $ 4.77 $ 6.15 $ 3.30
              Income per share -- pro forma..   3.69   5.48   3.14
             Diluted:
              Income per share -- as reported $ 4.67 $ 5.97 $ 3.27
              Income per share -- pro forma..   3.62   5.32   3.11

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                   Dividend  Expected    Risk Free   Expected   Expected
     Year of Grant  Yield   Volatility Interest Rate Vesting % Option Life
     ------------- -------- ---------- ------------- --------- -----------
         2001.....   0.00%    0.444        4.72%        90%      6 Years
         2000.....   0.00%    0.415        4.99%        75%      6 Years
         1999.....   0.00%    0.335        5.67%        75%      6 Years

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

Earnings Per Share

   The following table sets forth the computation of diluted earnings per share:

                                                     Year Ended December 31,
                                                     -----------------------
                                                      2001    2000    1999
                                                     ------- ------- -------
    Numerator:
     Income available to common shareholders........ $ 173.0 $ 189.5 $ 101.5
                                                     ======= ======= =======
     Denominator (shares in millions):
       Weighted-average shares outstanding..........  36.308  30.796  30.765
     Effect of dilutive securities:
       Employee stock options.......................   0.752   0.955   0.290
                                                     ------- ------- -------
       Adjusted weighted-average shares and assumed
         conversions................................  37.060  31.751  31.055
                                                     ======= ======= =======

                               December 31, 2001
       (Dollar and share amounts in millions, except per share amounts)


(18) QUARTERLY RESULTS (UNAUDITED)

                                      First             Second                Third                Fourth
                                ----------------  ----------------    ------------------    ------------------
                                  2001     2000     2001      2000       2001       2000       2001       2000
                                ------    ------  ------    ------    --------    ------    --------    ------
Revenues....................... $680.4    $627.8  $910.1    $695.1    $1,216.7    $645.1    $1,307.1    $710.9
Gross margin...................  217.1     206.2   286.7     233.3       399.8     221.8       449.1     240.9
Income from continuing
  operations...................   35.4(1)   37.8    13.4(2)   48.5(3)     59.2(4)   62.7(5)     65.0(6)   49.3(7)
Extraordinary item, net of tax.     --      (8.8)     --        --          --        --          --        --
                                ------    ------  ------    ------    --------    ------    --------    ------
Net income..................... $ 35.4    $ 29.0  $ 13.4    $ 48.5    $   59.2    $ 62.7    $   65.0    $ 49.3
                                ======    ======  ======    ======    ========    ======    ========    ======
Basic income per share of
  common stock:
 Continuing operations......... $ 1.17    $ 1.22  $ 0.38    $ 1.57    $   1.48    $ 2.03    $   1.61    $ 1.61
 Extraordinary item, net of tax     --     (0.28)     --        --          --        --          --        --
                                ------    ------  ------    ------    --------    ------    --------    ------
 Net income.................... $ 1.17    $ 0.94  $ 0.38    $ 1.57    $   1.48    $ 2.03    $   1.61    $ 1.61
                                ======    ======  ======    ======    ========    ======    ========    ======
Diluted income per share of
  common stock:
 Continuing operations......... $ 1.14    $ 1.20  $ 0.37    $ 1.53    $   1.45    $ 1.94    $   1.58    $ 1.56
 Extraordinary item, net of tax     --     (0.28)     --        --          --        --          --        --
                                ------    ------  ------    ------    --------    ------    --------    ------
  Net income................... $ 1.14    $ 0.92  $ 0.37    $ 1.53    $   1.45    $ 1.94    $   1.58    $ 1.56
                                ======    ======  ======    ======    ========    ======    ========    ======

--------
Note: The sum of the quarters' earnings per share may not equal the full year per share amounts.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed, or incorporated by reference, as part of this Form 10-K:

      1. All financial statements. See Index to Consolidated Financial Statements on page 50 of this
         Form 10-K.

      2. Financial Statement Schedules. None required. See page 50 of this Form 10-K.

      3. Exhibits. See Index to Exhibits.

   (b) Reports on Form 8-K.

      None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of August, 2002.

                                              SPX CORPORATION
                                              (Registrant)

                                              By:    /s/  PATRICK J. O'LEARY
                                                  -----------------------------
                                                       Patrick J. O'Leary
                                                     Vice President Finance,
                                                  Treasurer and Chief Financial
                                                             Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of August, 2002.

           /s/  JOHN B. BLYSTONE                       /s/  PATRICK J. O'LEARY
     ----------------------------------      ------------------------------------
              John B. Blystone                           Patrick J. O'Leary
          Chairman, President and            Vice President Finance, Treasurer and Chief
          Chief Executive Officer                         Financial Officer

         /s/  RONALD L. WINOWIECKI       *
     ----------------------------------      ------------------------------------
            Ronald L. Winowiecki                         J. Kermit Campbell
          Corporate Controller and                            Director
          Chief Accounting Officer

   *                                     *
     ----------------------------------      ------------------------------------
              Sarah R. Coffin                              Frank A. Ehmann
                  Director                                    Director

   *                                     *
     ----------------------------------      ------------------------------------
            Emerson U. Fullwood                         Charles E. Johnson II
                  Director                                    Director

   *
     ----------------------------------
             David P. Williams
                  Director

*By:      /s/  PATRICK J. O'LEARY
     ----------------------------------
              Attorney-in-fact

                               INDEX TO EXHIBITS

Item No.                                                 Description
--------                                                 -----------
  2.1    --  Agreement and Plan of Merger among SPX Corporation, SAC Corp. and General Signal Corporation,
             dated as of July 19, 1998, incorporated herein by reference from our Form S-4 Registration Statement
             (No. 333-60853) filed on July 20, 1998.

  2.2    --  Merger Agreement, dated March 10, 2001 between SPX Corporation and United Dominion Industries
             Limited, incorporated herein by reference from our Current Report on Form 8-K filed on March 15,
             2001 (file no. 1-6948).

  3.1    --  Restated Certificate of Incorporation, as amended, dated June 12, 1998, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (file no. 1-
             6948).

  3.2    --  Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our
             Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

  3.3    --  By-Laws as amended through October 25, 1995, incorporated herein by reference from our Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1995 (file no. 1-6948).

  4.1    --  Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on
             February 28, 2001.

  4.2    --  Form of Liquid Yield Option(TM) Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

  4.3    --  Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and
             Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

  4.4    --  Rights Agreement, dated as of June 25, 1996 between SPX Corporation and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain circumstances, incorporated herein by reference from our Registration Statement on Form 8-A filed on June 26, 1996
             (file no. 1-6948).

  4.5    --  Amendment No. 1 to Rights Agreement, effective October 22, 1997, between SPX Corporation and
             The Bank of New York, incorporated herein by reference from our Registration Statement on Form 8-
             A filed on January 9, 1998 (file no. 1-6948).

  4.6    --  Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of May 9, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on
             August 29, 2001.

  4.7    --  Form of Liquid Yield Option(TM) Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

  4.8    --  Registration Rights Agreement dated as of May 9, 2001, by and between SPX Corporation and Merrill
             Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

  4.9    --  Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement
             (No. 333-68652) filed on August 29, 2001.

 4.10    --  Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration
             Statement (No. 333-68652) filed on August 29, 2001.

 4.11    --  Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement
             (No. 333-68652) filed on August 29, 2001.

Item No.                                                  Description
--------                                                  -----------

 4.12    --  Warrant Agreement, dated as of April 23, 1987 (the "Warrant Agreement") among GCA Corporation,
             The Hallwood Group Incorporated and the banks and insurance companies set forth therein, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on
             January 18, 2002.

 4.13    --  Warrant Agreement, dated as of September 1, 1987 (the "Zeiss Warrant Agreement") between GCA
             Corporation and Carl Zeiss, Inc., incorporated herein by reference from our Form S-3 Registration
             Statement (No. 333-76978) filed on January 18, 2002.

 4.14    --  Registration Agreement, dated as of April 23, 1987, among GCA Corporation, the banks and insurance companies set forth therein and Carl Zeiss, Inc., incorporated herein by reference from our Form S-3
             Registration Statement (No. 333-76978) filed on January 18, 2002.

 4.15    --  Registration Agreement, dated as of September 1, 1987, among GCA Corporation and Carl Zeiss, Inc., incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on
             January 18, 2002.

 4.16    --  Form of Warrant Certificate pursuant to the Warrant Agreement, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on January 18, 2002.

 4.17    --  Form of Warrant Certificate for Carl Zeiss, Inc. pursuant to the Zeiss Warrant Agreement, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on
             January 18, 2002.

 4.18    --  Copies of the instruments with respect to our other long-term debt are available to the Securities and
             Exchange Commission upon request.

*10.1    --  SPX Corporation Retirement Plan for Directors, as amended and restated, incorporated herein by reference from our Amendment No. 1 on Form 8 to the Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

*10.2    --  SPX Corporation Excess Benefit Plan No. 3, as amended and restated, incorporated herein by reference from our Amendment No. 1 on Form 8 to the Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

*10.3    --  SPX Corporation 1992 Stock Compensation Plan, as amended, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2000 (file no. 1-6948).

*10.4    --  SPX Corporation Supplemental Employee Stock Ownership Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1990 (file no. 1-6948).

*10.5    --  Employment agreement, and related Nonqualified Stock Option Agreement and Restricted Shares
             Agreement, between SPX Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31,
             1995 (file no. 1-6948).

*10.6    --  Employment agreement between SPX Corporation and John B. Blystone dated as January 1, 1997, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31,
             1996 (file no. 1-6948).

*10.7    --  SPX Corporation 1997 Non-Employee Director's Compensation Plan, incorporated herein by reference from Exhibit A to the Proxy Statement contained in our Schedule 14A filed on March 25,
             1997 (file no. 1-6948).

*10.8    --  Form of Executive Change of Control Agreement for certain executive officers, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (file no. 1-
             6948).

Item No.                                               Description
--------                                               -----------

 *10.9   --  Executive Change of Control Agreement for John B. Blystone dated February 15, 1999 incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
             (file no. 1-6948).

*10.10   --  Stock Option Award dated as of August 22, 2000 between SPX Corporation and Thomas J. Riordan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2000 (file no. 1-6948).

*10.11   --  Stock Option Award dated as of June 23, 1999 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2000 (file no. 1-6948).

*10.12   --  Stock Option Award dated as of August 22, 2000 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q, for the quarter ended
             September 30, 2000 (file no. 1-6948).

*10.13   --  Stock Option Award dated as of May 10, 1999 between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2000 (file no. 1-6948).

*10.14   --  Stock Option Award dated as of August 22, 2000 between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2000 (file no. 1-6948).

*10.15   --  Stock Option Award dated as of August 26, 1998 between SPX Corporation and Christopher J.
             Kearney, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.16   --  Stock Option Award dated as of August 22, 2000 between SPX Corporation and Christopher J.
             Kearney, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.17   --  Stock Option Award dated as of August 22, 2000 between SPX Corporation and Lewis M. Kling, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2000 (file no. 1-6948).

*10.18   --  Stock Option Award dated as of April 23, 1997 between SPX Corporation and Patrick J. O'Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2000 (file no. 1-6948).

*10.19   --  Stock Option Award dated as of June 23, 1999 between SPX Corporation and Patrick J. O'Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2000 (file no. 1-6948).

*10.20   --  Stock Option Award dated as of August 22, 2000 between SPX Corporation and Patrick J. O'Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2000 (file no. 1-6948).

*10.21   --  Stock Option Award dated as of December 10, 1997 between SPX Corporation and Thomas J.
             Riordan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.22   --  Stock Option Award dated as of February 26, 1997 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2000 (file no. 1-6948).

Item No.                                                 Description
--------                                                 -----------

*10.23   --  Nonqualified Stock Option Agreement dated as of October 14, 1996 between SPX Corporation and
             Patrick J. O'Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

 10.24   --  Amended and Restated Credit Agreement dated as of May 24, 2001 among SPX Corporation, the lenders party thereto, Bank One, NA as documentation agent, and the Chase Manhattan Bank, as administrative agent, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (file no. 1-6948).

*10.25   --  SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated
             January 1, 2002.+

*10.26   --  Form of Loan Note (Primary Residence) for certain executive officers.+

*10.27   --  Amended and Restated Deferred Compensation Plan of United Dominion Industries, Inc., effective as of May 24, 2001.+

  11.1   --  Statement regarding computation of earnings per share. See Consolidated Statements of Income, page
             52 of this Form 10-K.+

  21.1   --  Subsidiaries.+

  23.1   --  Consent of Arthur Andersen LLP+

  23.2   --  Consent of KPMG LLP.

  24.1   --  Power of Attorney (included on signature page.)+

  99.1   --  Letter regarding independent public accountants.+

  99.2   --  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
* Denotes management contract or compensatory plan or arrangement. + Previously filed.