Form 10-Q
period 2002-06-30
SPX CORP
filed 2002-08-13
CIK 88205

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                 [X] Yes [_] No

                 Common shares outstanding August 12, 2002 40,861,085

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                        SPX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

                                                      (Unaudited)
                                                        June 30,    December 31,
                                                          2002          2001
                                                          ----          ----
ASSETS

  Current assets:
  Cash and equivalents                                  $  381.3     $  460.0
  Accounts receivable, net                                 932.4        976.2
  Inventories                                              670.4        625.5
  Prepaid and other current assets                         127.5        130.7
  Deferred income taxes and refunds                        260.6        236.6
                                                        --------     --------
     Total current assets                                2,372.2      2,429.0
  Property, plant and equipment                          1,339.0      1,279.2
  Accumulated depreciation                               (498.2)       (439.7)
                                                        --------     --------
  Net property, plant and equipment                        840.8        839.5
  Goodwill                                               2,516.2      2,374.8
  Intangible assets, net                                   525.6        686.9
  Other assets                                             779.6        749.9
                                                        --------     --------
     Total assets                                       $7,034.4     $7,080.1
                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
  Accounts payable                                      $  485.4     $  514.3
  Accrued expenses                                         872.7        856.9
  Current maturities of long-term debt                     157.1        161.6
                                                        --------     --------
     Total current liabilities                           1,515.2      1,532.8
  Long-term debt                                         2,330.9      2,450.8
  Deferred income taxes                                    794.0        752.6
  Other long-term liabilities                              611.7        603.6
                                                        --------     --------
     Total long-term liabilities                         3,736.6      3,807.0
  Minority Interest                                         13.5         25.0
  Shareholders' equity:
  Common stock                                             426.5        416.5
  Paid-in capital                                        1,218.0      1,139.0
  Retained earnings                                        325.6        350.8
  Accumulated other comprehensive loss                   (100.5)        (90.5)
  Common stock in treasury                               (100.5)       (100.5)
                                                        --------     --------
     Total shareholders' equity                          1,769.1      1,715.3
                                                        --------     --------
     Total liabilities and shareholders' equity         $7,034.4     $7,080.1
                                                        ========     ========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                              Three months ended                  Six months ended
                                                                   June 30,                            June 30,
                                                                   -------                             -------
                                                            2002                2001            2002              2001
                                                            ----                ----            ----              ----
Revenues                                                 $ 1,257.5            $ 910.1         $2,388.0         $ 1,590.5
Costs and expenses:
    Cost of products sold                                    832.8              623.4          1,590.5           1,086.7
    Selling, general and administrative                      245.6              171.0            476.4             300.3
    Intangible/goodwill amortization                           2.0               14.8              3.7              25.6
    Special charges                                           50.8               40.5             57.2              43.9
                                                         ---------            -------         --------         ---------
     Operating income                                        126.3               60.4            260.2             134.0
Other (expense) income, net                                    1.2              (10.4)             0.4              (8.7)
Equity earnings in joint ventures                              8.3                9.0             18.6              18.4
Interest expense, net                                        (38.4)             (30.3)           (75.4)            (55.0)
                                                         ---------            -------         --------         ---------
     Income before income taxes                               97.4               28.7            203.8              88.7
Provision for income taxes                                   (39.1)             (15.3)           (80.4)            (39.9)
                                                         ---------            -------         --------         ---------
Income before change in accounting principle                  58.3               13.4            123.4              48.8
Change in accounting principle                                   -                  -           (148.6)                -
                                                         ---------            -------         --------         ---------
Net income (loss)                                        $    58.3            $  13.4         $  (25.2)        $    48.8
                                                         =========            =======         ========         =========

Basic income (loss) per share of common stock
     Income before change in accounting principle        $    1.41            $  0.38         $   3.01         $    1.47
     Change in accounting principle                              -                  -            (3.63)                -
                                                         ---------            -------         --------         ---------
     Net income (loss) per share                         $    1.41            $  0.38         $  (0.62)        $    1.47
                                                         =========            =======         ========         =========

Weighted average number of common shares outstanding        41.297             35.170           40.974            33.106
Diluted income (loss) per share of common stock
     Income before change in accounting principle        $    1.38            $  0.37         $   2.94         $    1.44
     Change in accounting principle                              -                  -            (3.54)                -
                                                         ---------            -------         --------         ---------
     Net income (loss) per share                         $    1.38            $  0.37         $  (0.60)        $    1.44
                                                         =========            =======         ========         =========
Weighted average number of common shares outstanding        42.335             36.093           42.033            33.944

         The accompanying notes are an integral part of these statements

                        SPX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                                           Six Months Ended
                                                                              June 30,
                                                                              --------
                                                                        2002             2001
                                                                        ----             ----
Cash flows from (used in) operating activities:
Net (loss) income                                                     $ (25.2)       $    48.8
Adjustments to reconcile net (loss) income to net
     cash from operating activities -
   Loss on sale of businesses                                               -             11.8
   Change in accounting principle                                       148.6                -
   Special charges                                                       57.2             57.4
   Deferred income taxes                                                 71.6              8.1
   Depreciation                                                          56.6             39.4
   Amortization of goodwill and intangibles                               7.6             26.4
   Amortization of original issue discount on LYONs                      11.2              7.4
   Employee benefits                                                     (6.9)           (16.5)
   Other, net                                                            (3.5)            (2.9)
   Changes in working capital, net of
     effects from acquisitions and divestitures                         (89.1)           (54.3)
   Changes in working capital securitizations                           (14.7)            (2.9)
   Cash spending on restructuring actions                               (40.1)            (6.8)
                                                                      -------        ---------
Net cash from operating activities                                      173.3            115.9

Cash flows from (used in) investing activities:
   Business and fixed asset divestitures                                  9.2            123.0
   Business acquisitions and investments, net of cash acquired         (113.1)          (181.2)
   Capital expenditures                                                 (51.1)           (81.0)
   Other, net                                                            (4.1)               -
                                                                      -------        ---------
Net cash (used in) investing activities                                (159.1)          (139.2)

Cash flows from (used in) financing activities:
   Borrowings under debt agreements                                         -          1,466.9
   Payments under debt agreements                                      (135.6)        (1,174.1)
   Common stock issued under stock incentive programs                    47.1             17.1
   Common stock issued under exercise of stock warrants                  24.2                -
   Other, net                                                           (28.6)               -
                                                                      -------        ---------
Net cash (used in) from financing activities                            (92.9)           309.9
                                                                      -------        ---------
Net (decrease) increase in cash and equivalents                         (78.7)           286.6
Cash and equivalents, beginning of period                               460.0             73.7
                                                                      -------        ---------
Cash and equivalents, end of period                                   $ 381.3        $   360.3
                                                                      =======        =========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                      (in millions, except per share data)

1.   BASIS OF PRESENTATION

In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of consolidated income and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles ("GAAP"). Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from these estimates. Interim results are not necessarily indicative of results for a full year. Certain comparative amounts have been reclassified to conform to current-quarter presentation. These reclassifications had no impact on previously reported results of operations or total stockholders' equity. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2001 Annual Report on Form 10-K, as amended by Form 10-K/A.

2.   NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements change the accounting for business combinations, goodwill, and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. See Note 8 to the Condensed Consolidated Financial Statements for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The provisions of SFAS No. 143 will change the way companies must recognize and measure retirement obligations that result from the acquisition, construction, development, or normal operation of a long-lived asset. We will adopt the provisions of SFAS No. 143 as required on January 1, 2003 and at this time have not yet assessed the impact that adoption might have on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and also supersedes the provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002.

In April 2002, the FASB issued SFAS No. 145 "Rescission of Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Effective July 1, 2002, we early adopted the provisions of SFAS No.
145. Except for the provisions regarding the gains and losses from the extinguishment of debt, we do not believe the provisions of SFAS No.145 will have an impact on our financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We frequently engage in strategic restructuring and integration initiatives that include exit and disposal activities. Accordingly, we expect that SFAS No. 146 could impact the way in which we account for certain restructuring costs; however, at this time, we have not fully assessed the impact of adopting this statement.

3.      ACQUISITIONS AND DIVESTITURES

We use acquisitions as a part of our strategy to acquire access to new technologies, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. We continually review each of our businesses pursuant to our "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Business acquisitions and dispositions for the six months ended June 30, 2002 and 2001 are described below.

All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the condensed consolidated statements of income include the results of each acquired business upon acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by independent appraisals and management based on information available and on assumptions as to future operations. We complete our reviews and determinations of the fair value of the assets acquired and liabilities assumed within one year after acquisition. These reviews include finalizing any strategic reviews of the businesses acquired and our plans to integrate their operations, evaluating the contingent and actual liabilities assumed, and obtaining final appraisals of the tangible and intangible assets acquired. The allocation of the purchase price is subject to revision for up to one year from the acquisition date.

Acquisitions--2002

During the first quarter, in the Technical Products segment, we completed three acquisitions for cash with an aggregate purchase price of $38.2. In aggregate, the acquired companies had revenues of $46.3 in the twelve months prior to the respective dates of acquisition. These acquisitions include the acquisition of selected assets and liabilities of Dukane Communications Systems by Edwards Systems Technology, our fire detection and integrated building life-safety systems business unit based in Cheshire, CT.

During the first quarter, in the Industrial Products segment, we completed one acquisition for a purchase price of $13.4, which included the issuance of common stock valued at $11.5. The acquired company had revenue of $9.6 in the twelve months prior to the respective date of acquisition. The acquisition was made by Waukesha Electric Systems, our power systems business unit based in Waukesha, WI.

During the second quarter, in the Technical Products, segment we completed one acquisition for a purchase price of $3.9, which included the issuance of common stock valued at $2.9. The acquired company had revenue of $3.0 in the twelve months prior to the date of acquisition. The acquisition was made by our Security & Investigations business unit based in Charlotte, NC.

During the second quarter, in the Flow Technology segment, we acquired Daniel Valve Company for a cash purchase price of $72.0. Daniel Valve had revenue of $46.7 in the twelve months prior to the date of acquisition. The acquisition was made by SPX Valves and Controls, our industrial valves, instrumentation and strainers business unit based in Sartell, Minnesota.

On July 31, 2002, we completed the acquisition of certain assets and subsidiaries of the Balcke Cooling Products Group from Babcock Borsig AG for a purchase price of approximately $47.0, which includes debt assumed. Based in Oberhausen, Germany, Balcke Cooling is a leader in the design, manufacture and marketing of dry and wet cooling system products in the global power, chemical, petro chemical and process industries. Balcke has annual revenues in excess of $245.0 million. This business will be integrated into our Marley Cooling Technologies business, part of our Flow Technology segment.

These acquisitions are not material individually or in the aggregate.

Acquisitions--2001

During the first quarter, in the Technical Products segment, we completed four acquisitions for cash with an aggregate purchase price of $74.8. In aggregate, the acquired companies had revenues of $86.9 in the twelve months prior to the respective dates of acquisition. These acquisitions included TCI International and Central Tower by Dielectric Communications, our broadcast antenna and radio frequency transmission systems business unit based in Raymond, ME.

During the first quarter, in the Industrial Products segment, we completed two acquisitions for a cash purchase price of $32.4. In aggregate, the acquired companies had revenues of $52.9 in the twelve months prior to the respective dates of acquisition. These acquisitions included Carfel by Filtran, our automotive filtration products business unit based in Des Plaines, IL.

During the first quarter, in the Flow Technology segment, we completed two acquisitions for cash with an aggregate purchase price of $13.2. In aggregate, the acquired companies had revenues of $16.7 in the twelve months prior to the respective dates of acquisition.

During the second quarter, in the Technical Products segment, we completed one acquisition for a cash purchase price of $10.4. The acquired company had revenue of $17.7 in the twelve months prior to the date of acquisition. The acquisition was made by Inrange Technologies, our subsidiary based in Lumberton, NJ. that designs and manufactures high-end scalable storage networking solutions.

These acquisitions are not material individually or in the aggregate.

Divestitures--2001

During the second quarter, in the Industrial Products segment, we sold substantially all the assets and liabilities of our GS Electric business for $27.0 in cash and a $5.0 note due one year from the date of sale; this note was collected in full during the second quarter of 2002. In the second quarter of 2001, a pre-tax loss of $11.8 was recorded on the sale. In 2000, this business had revenues of $75.3.

UDI Acquisition--May 24, 2001

On May 24, 2001, we completed the acquisition of United Dominion Industries Limited "UDI" in an all-stock transaction valued at $1,066.9 including $128.0 of cash costs related to transaction fees and corporate change in control matters. We issued a total of 9.385 shares (3.890 from treasury) to complete the transaction. We also assumed or refinanced $884.1 of UDI debt bringing the total transaction value to $1,951.0.

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

The acquisition was accounted for using the purchase method of accounting in accordance with APB 16 and APB 17, and accordingly, the statements of consolidated income include the results of UDI beginning May 25, 2001. The assets acquired and liabilities assumed were recorded at fair values with useful lives as determined by independent appraisals and management. As of May 24, 2002, we have completed our review and determination of the fair value of this assets acquired and liabilities assumed.

A final summary of the assets acquired and liabilities assumed in the acquisition follows:

           Estimated fair values
                Assets acquired                                  $ 1,917.1
                Liabilities assumed                               (2,012.4)
           Excess of cost over net assets acquired                 1,162.2
                                                                 ---------
           Purchase price                                        $ 1,066.9
           Less cash acquired                                        (78.4)
                                                                 ---------
           Net purchase price                                    $   988.5

Of the total assets acquired, $402.0 is allocated to identifiable intangible assets, including trademarks and patents, based on the final assessment of fair value.

For financial statement purposes, the excess of cost over net assets acquired was amortized by the straight-line method over 40 years during the period from the acquisition date through December 31, 2001. Intangible assets other than goodwill were also amortized during this period according to their respective useful lives varying from 5 to 40 years. Effective January 1, 2002, we have adopted the provisions of SFAS No. 142 and this statement requires that goodwill and indefinite-lived intangibles are no longer amortized but are reviewed for impairment annually. See Note 2 and Note 8 for further discussion of the impact of adopting SFAS No. 142.

As a result of the acquisition of UDI, we have incurred to date integration expenses for the incremental costs to exit and consolidate activities at UDI locations, to involuntarily terminate UDI employees, and for other costs to integrate operating locations and other activities of UDI with SPX. GAAP requires that these acquisition integration expenses, which are not associated with the generation of future revenues and which do not benefit activities that will be continued, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require that acquisition integration expenses associated with integrating SPX operations into UDI locations must be recorded as expense. These expenses are discussed in Note 5. The components of the acquisition integration liabilities included in the final purchase price allocation for UDI are as follows:

                                                                           Facility
                                       Work force     Non-cancelable   Consolidation /
                                       Reductions         Leases            Other           Total
Balance at March 31, 2002               $  13.4           $  7.7          $ 11.7           $ 32.8
Payments                                   (2.3)            (0.3)           (3.8)            (6.4)
Adjustments                                 3.7                -             6.4             10.1
                                        -------           ------          ------           ------
Balance at June 30, 2002                $  14.8           $  7.4          $ 14.3           $ 36.5

The acquisition integration liabilities are based on our current integration plan which focuses on three key areas of integration: (1) manufacturing process and supply chain rationalization, including plant closings or sales, (2) elimination of redundant administrative overhead and support activities, and (3) restructuring and repositioning sales and marketing organizations to eliminate redundancies in these activities. In total, we expect to close or sell approximately 49 former UDI manufacturing, sales and administrative facilities. As of June 30, 2002, all 49 facility closures or dispositions have been announced and 48 have been completed. With the exception of certain multi-year operating lease obligations at closed facilities, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.

Excluding businesses sold, we expected to reduce the former UDI work force by approximately 2,500 employees. As of June 30, 2002, those reductions were substantially completed. Terminated UDI employees who qualify will have their severance benefits paid out of SPX pension plan assets. These special termination benefits are accounted for as early retirement benefits and special termination benefits in accordance with SFAS No. 87 and SFAS No. 88. During the second quarter of 2002, approximately $2.2 of pension assets were used to fund employee severance costs and of the remaining $14.8 work force reduction obligation, we expect that approximately $7.2 of pension assets will be used to fund these severance benefits. Other cash costs primarily represent facility holding costs, supplier cancellation fees, and the relocation of UDI personnel associated with plant closings and product rationalization. Anticipated savings from these cost reduction and integration actions are expected to exceed $120.0 on an annualized basis.

Employee reductions associated with sold businesses approximate 851 as of June 30, 2002.

The acquisition of UDI significantly affects the comparison of the 2001 results of operations. Unaudited pro forma results of operations for the six months ended June 30, 2001 are presented below as if the acquisition of UDI, which was acquired on May 24, 2001, took place on January 1, 2001. Effective January 1, 2002, we adopted the remaining provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized. Accordingly, we discontinued amortization of these assets on the date of adoption. The following 2001 pro forma results assume that the cessation of the amortization of goodwill and indefinite lived intangible assets had occurred on January 1, 2001. We believe that the following pro forma results of operations will facilitate more meaningful analysis.

The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results do not include any anticipated cost savings or expenses of the planned integration of UDI and SPX, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or that may result in the future. The consolidated interest expense has been computed on assumptions that the refinancing of UDI debt occurred entirely under the credit agreement and not through the issuance of publicly traded or privately placed notes. Interest income was not changed from historical amounts and debt issuance costs are amortized over five years. The pro forma results assume the fair values and lives of definite lived intangible assets as determined by independent appraisals. The pro forma consolidated effective income tax rate for the combined companies includes the impact of special charges and unusual items as well as increases in foreign income tax rates due to the acquisition.

                                                                           Six months ended
                                                                               June 30,
                                                                               --------
                                                                         2002            2001
                                                                        Actual        Pro Forma
                                                                        ------        ---------
Revenues                                                              $2,388.0         $2,484.9
Income before change in accounting principle (1)                         123.4             79.0
Net (loss) income                                                        (25.2)            79.0

Basic (loss) income per share:
      Income before change in accounting principle                    $   3.01         $   1.98
      Change in accounting principle                                     (3.63)               -
                                                                      --------         --------
      Net (loss) income per share                                      $ (0.62)        $   1.98

Diluted (loss) income per share:
      Income before change in accounting principle                    $   2.94         $   1.95
      Change in accounting principle                                     (3.54)               -
                                                                      --------         --------
      Net (loss) income per share                                     $  (0.60)        $   1.95

(1) We recorded a charge for a change in accounting principle of $148.6 as a result of adopting the provisions of SFAS No. 142. See Note 8 to the Condensed Consolidated Financial Statements for more detail.

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

We have aggregated certain operating segments in accordance with the criteria defined in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The primary aggregation factors considered in determining the segments were the nature of products sold, production processes and types of customers for these products. Our results of operations are reported in four segments: Technical Products and Systems, Industrial Products and Services, Flow Technology, and Service Solutions.

Technical Products and Systems

The Technical Products and Systems segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances, and acquisitions. This segment includes operating units that design and manufacture scalable storage networking solutions; fire detection and integrated building life-safety systems; TV and radio transmission systems; automated fare collection systems; laboratory centrifuges, incubators, ovens, testing chambers and freezers; electrical test and measurement solutions; cable and pipe locating devices; electrodynamic shakers; industrial ovens and equipment for the manufacture of silicon crystals; and provide professional investigation and security services.

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

Inter-company sales among segments are not significant. Operating income by segment includes segment special charges; however, it does not include general corporate expenses or corporate special charges. See Note 5 to the Condensed Consolidated Financial Statements for more detail on special charges by segment.

Financial data for the company's business segments are as follows:

                                                              Three months                            Six months
                                                              ended June 30                         ended June 30
                                                              -------------                         -------------
                                                         2002               2001               2002                2001
                                                         ----               ----               ----                ----
Revenues:
Technical Products and Systems                        $  319.1            $252.0            $  623.1            $  460.0
Industrial Products and Services                         430.8             316.7               815.0               566.3
Flow Technology                                          316.7             172.9               596.4               244.2
Service Solutions                                        190.9             168.5               353.5               320.0
                                                      --------            ------            --------            --------
                                                      $1,257.5            $910.1            $2,388.0            $1,590.5
                                                      ========            ======            ========            ========

Operating Income:
Technical Products and Systems                        $   33.8            $ 27.5            $   77.5            $   55.8
Industrial Products and Services                          45.1              35.3                98.8                69.1
Flow Technology                                           42.0              25.6                79.1                34.3
Service Solutions                                         26.6               1.9                41.5                13.2
General Corporate                                        (21.2)            (29.9)              (36.7)              (38.4)
                                                      --------            ------            --------            --------
                                                      $  126.3            $ 60.4            $  260.2            $  134.0
                                                      ========            ======            ========            ========

5.   SPECIAL CHARGES

Special charges for the three and six month periods ended June 30, 2002 and 2001 include the following:

                                               Three months                            Six months
                                              ended June 30,                         ended June 30,
                                              --------------                         --------------
                                          2002              2001               2002                2001
                                          ----              ----               ----                ----
Employee Benefit Costs                   $23.7             $ 9.7              $ 27.1              $ 11.4
Facility Consolidation Costs               9.4               9.3                10.2                 9.3
Other Cash Costs                           0.9               8.7                 3.1                 8.7
Non-Cash Asset Write-downs                16.8              26.3                16.8                28.0
                                         -----             -----              ------              ------
Total                                    $50.8             $54.0              $ 57.2              $ 57.4
                                         =====             =====              ======              ======

At June 30, 2002, a total of $53.7 of restructuring liabilities remained on the Condensed Consolidated Balance Sheet as shown below. With the exception of certain multi-year operating lease obligations at closed facilities, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2001 through June 30, 2002:

                                         Employee         Facility          Other          Total        Non-cash         Total
                                         Benefit       Consolidation         Cash           Cash          Asset         Special
                                          Costs            Costs            Costs          Costs       Write-downs      Charges
                                          -----            -----            -----          -----       -----------      -------
Balance at December 31, 2001             $ 17.3           $ 12.3            $ 9.6         $ 39.2
Special Charges                            27.1             10.2              3.1           40.4          $16.8          $57.2
                                                                                                          =====          =====
Cash Payments                             (13.2)            (3.5)            (9.2)         (25.9)
                                         ------           ------            -----         ------
Balance at June 30, 2002                 $ 31.2           $ 19.0            $ 3.5         $ 53.7
                                         ======           ======            =====         ======

Special Charges--2002

In the second quarter of 2002, we continued to employ our Value Improvement Process(R) to right-size our businesses and keep pace with changes in economic and market conditions. Consequently, we recorded special charges primarily related to new and previously announced restructuring and integration activities, which reduced operating income by $50.8. Of this amount, $12.7 was recorded in the Technical Products and Systems segment, $27.0 was recorded in the Industrial Products and Services segment, $3.2 was recorded in the Flow Technology segment, $0.2 was recorded in the Service Solutions segment, and $7.7 was recorded at Corporate.

The special charges recorded in the second quarter are primarily related to: facility closures and workforce reductions at Waukesha Electric Systems and Inrange Technologies, exiting certain machining operations at our hydraulic systems business, the impairment of a corporate asset held for sale, the completion of the relocation of our corporate headquarters to Charlotte, NC, and the costs associated with previously announced restructuring and integration initiatives. When completed, the restructuring initiatives announced in the second quarter of 2002 will result in the closure of three sales and service facilities and one manufacturing facility as well as reduce domestic hourly and salaried headcount by approximately 738 employees. At June 30, 2002, approximately 179 of the 738 employees had been terminated and we expect the remaining 559 to be terminated by December 31, 2002.

Operating income for the six months ended June 30, 2002 was reduced by special charges of $57.2 primarily related to the actions described below.

In the Technical Products and Systems segment, $13.1 of special charges have been recorded for the six months ended June 30, 2002. These charges primarily relate to the announced closure of three engineering and service facilities as well as the restructuring of certain sales, marketing, and administrative functions at Inrange Technologies. The affected facilities were located in Shelton, CT, Pittsburgh, PA, and Fairfax, VA. This restructuring will result in the consolidation of Inrange's research and development functions into its headquarters in Lumberton, NJ. When completed, these restructuring actions will result in the elimination of approximately 172 domestic salaried employees.

In the Industrial Products and Services segment, $28.9 of special charges have been recorded for the six months ended June 30, 2002. These charges are primarily associated with employee benefit costs and asset impairments related to work force reductions and the announced closure of the Milpitas, CA. manufacturing facility at Waukesha Electric Systems. Additionally, Fluid Power initiated a restructuring action that will result in the exiting of certain machining operations. When completed, these actions will result in the elimination of approximately 374 hourly and 175 salaried domestic employees.

In the Flow Technology segment, $5.4 of special charges have been recorded for the six months ended June 30, 2002. These charges primarily relate to workforce reduction initiatives taken at our industrial mixer business as well as additional business consolidation actions taken by SPX Valves and Controls. The actions taken at SPX Valves and Controls are predominantly for the planned integration of existing valve businesses into our newly acquired Daniel Valve business. These restructuring and integration initiatives resulted in the termination of approximately 112 hourly and 38 salaried domestic employees.

In the Service Solutions segment, $0.4 of special charges have been recorded for the six months ended June 30, 2002. These charges relate to as-incurred exit costs associated with previously announced business integration actions.

The Corporate special charges for the six months ended June 30, 2002 of $9.4, relate to the impairment of a corporate asset held for sale and the final costs to complete the relocation of our corporate headquarters to Charlotte, NC.

Special Charges -- 2001

In the second quarter of 2001, we recorded special charges of $54.0, $13.5 of which relates to inventory write-downs recorded in cost of products sold. Of this amount, $13.0 was recorded in the Technical Products and Systems segment, $8.8 was recorded in the Industrial Products and Services segment, $13.2 was recorded in the Service Solutions segment, and $19.0 was recorded at Corporate.

Operating income for the six months ended June 30, 2001, was reduced by special charges of $57.4, $13.5 of which relates to inventory write-downs recorded in cost of products sold. These charges relate to work force reductions, asset write-downs, and other cash costs associated with plant consolidation, exiting certain product lines and facilities, and other restructuring actions. The costs of employee termination benefits relate to the elimination of approximately 597 positions, primarily manufacturing, sales and administrative personnel located in the United States.

In the Technical Products segment, $14.1 of special charges were recorded for the six months ended June 30, 2001. These charges were primarily due to work force reductions and asset impairments associated with our data storage networks business exiting the telecom business. We recorded $4.9 of these charges in cost of products sold.

In the Industrial Products and Services segment, $10.2 of special charges were recorded for the six months ended June 30, 2001. These charges were primarily due to work force reductions, plant consolidation costs and asset impairments associated with exiting a product line in our industrial ovens business and closing an industrial mixers facility in the UK. We recorded $1.8 of these charges in cost of products sold.

In the Service Solutions segment, $14.1 of special charges were recorded for the six months ended June 30, 2001. These charges were primarily due to work force reductions and asset impairments associated with exiting the dynometer-based emissions business in North America and closing a facility in France. We recorded $6.8 of these charges as a component of cost of products sold.

For the six months ended June 30, 2001, other special charges of $19.0 were recorded at the Corporate level. Of these charges, $4.1 primarily relates to the abandonment of an internet-based software system and the remaining charges of $14.9 include costs associated with the announced relocation of our corporate headquarters from Muskegon, MI. to Charlotte, NC. In addition to severance, these relocation costs include non-cancelable lease obligations, facility-holding costs and asset impairments associated with a leased facility in Muskegon, MI.

6.   EARNINGS PER SHARE

The following table sets forth certain calculations used in the computation of diluted earnings per share:

                                                            Three months ended June 30,           Six months ended June 30,
                                                            ---------------------------           -------------------------
                                                              2002             2001               2002                2001
                                                              ----             ----               ----                ----
         Numerator:
              Net income (loss)                             $  58.3           $  13.4            $ (25.2)           $  48.8
                                                            -------           -------            -------            -------
         Denominator (shares in millions):
              Weighted-average shares outstanding            41.297            35.170             40.974             33.106
              Effect of dilutive securities:
                 Employee stock options and warrants          1.038             0.923              1.059              0.838
                                                            -------           -------            -------            -------
         Adjusted weighted-average shares and
                 assumed conversions                         42.335            36.093             42.033             33.944
                                                            =======           =======            =======            =======


7.   INVENTORY

Inventory consists of the following amounts (reduced when necessary to estimated realizable values):

                                                                         June 30,     December 31,
                                                                          2002            2001
                                                                          ----            ----
         Finished goods                                                  $ 327.4        $265.6
         Work in process                                                   128.0         149.9
         Raw material and purchased parts                                  230.3         224.7
                                                                         -------        ------
         Total FIFO cost                                                 $ 685.7        $640.2

         Excess of FIFO cost over LIFO inventory value                     (15.3)        (14.7)
                                                                         -------        ------
         Total Inventory                                                 $ 670.4        $625.5
                                                                         =======        ======

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 states goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed
Of" as superceded by SFAS No. 144.

The requirements of SFAS No. 141 and amortization provisions of SFAS No. 142 were effective for any business combination initiated after July 1, 2001. We have not amortized goodwill and indefinite-lived intangibles for acquisitions completed after this date. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, we ceased amortizing all remaining goodwill and intangible assets deemed to have indefinite useful lives. The pro forma impact of this change is presented below.

Transitional Disclosures

                                                                         Three months ended                 Six months ended
                                                                              June 30,                          June 30,
                                                                        2002             2001             2002             2001
                                                                        ----             ----             ----             ----
Reported net (loss) income                                             $ 58.3           $ 13.4          $ (25.2)          $ 48.8
     Add back: goodwill amortization, net of tax                            -             10.5                -             18.1
     Add back: trademarks/tradenames amortization, net of tax               -              1.3                -              1.8
                                                                       ------           ------          -------           ------
Adjusted net income                                                    $ 58.3           $ 25.2          $ (25.2)          $ 68.7
                                                                       ======           ======          =======           ======
Basic earnings per share:
Reported                                                               $ 1.41           $ 0.38          $ (0.62)          $ 1.47
     Add back: goodwill amortization, net of tax                            -             0.30                -             0.55
     Add back: trademarks/tradenames amortization, net of tax               -             0.04                -             0.05
                                                                       ------           ------          -------           ------
Adjusted earnings per share                                            $ 1.41           $ 0.72          $ (0.62)          $ 2.07
                                                                       ======           ======          =======           ======
Diluted earnings per share:
Reported                                                               $ 1.38           $ 0.37          $ (0.60)          $ 1.44
     Add back: goodwill amortization, net of tax                            -             0.29                -             0.53
     Add back: trademarks/tradenames amortization, net of tax               -             0.04                -             0.05
                                                                       ------           ------          -------           ------
Adjusted earnings per share                                            $ 1.38           $ 0.70          $ (0.60)          $ 2.02
                                                                       ======           ======          =======           ======

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

We engaged an independent valuation and appraisal firm to assist us with the Step 2 testing. The assets and liabilities of Filtran, our automotive filtration products business, and Fluid Power, our medium and high pressure hydraulic equipment business, were appraised at their current fair value to calculate implied goodwill for these reporting units. The recorded goodwill exceeded the implied goodwill by $148.6, and, accordingly, this amount was required to be written-off as a transition impairment charge and recorded as a change in accounting principle. The impaired goodwill was not deductible for income tax purposes.

The following tables reflect the initial assignment of goodwill and intangible assets to the reporting units as of January 1, 2002. Thereafter, activity reflects (1) the initial allocation of purchase price for acquisitions completed during the first six months of 2002, and subsequent purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment, (2) disposals, (3) amortization, and (4) impairment charges. This information is presented first on a consolidated basis and second on a segment basis.

Consolidated:

                                                    Unamortized                         Amortized                       Total
                                             --------------------------  ---------------------------------------        -----
                                                           Trademarks/
                                              Goodwill     Tradenames     Patents       Licenses        Other
                                              --------     ----------     -------       --------        -----
Weighted average useful life in years                                          10             4               7

January 1, 2002 gross balance                $ 2,481.5       $ 452.0      $  45.1       $  16.7         $  10.8       $ 3,006.1

Acquisitions and related adjustments             183.3           7.4         (1.9)          4.4             3.9           197.1
Disposals                                            -             -            -             -               -               -
Impairment charge                               (148.6)            -            -             -               -          (148.6)
                                             ---------       -------      -------       -------         -------       ---------
June 30, 2002 gross balance                  $ 2,516.2       $ 459.4      $  43.2       $  21.1         $  14.7       $ 3,054.6
                                             =========       =======      =======       =======         =======       =========

January 1, 2002 accumulated amortization                                  $  (2.4)      $  (3.1)        $  (1.5)      $    (7.0)

Amortization*                                                                (2.7)         (2.1)           (1.0)           (5.8)
Disposals                                                                       -             -               -               -
                                                                          -------       -------         -------       ---------

June 30, 2002 accumulated amortization                                    $  (5.1)      $  (5.2)        $  (2.5)      $   (12.8)
                                                                          =======       =======         =======       =========

* $2.1 has been recorded as a component of cost of products sold

Estimated amortization expense:
     For year ended 12/31/02                   $11.3
     For year ended 12/31/03                   $11.7
     For year ended 12/31/04                   $10.9
     For year ended 12/31/05                   $ 8.6
     For year ended 12/31/06                   $ 5.5

Segments:

                                                        Unamortized                         Amortized                 Total
                                                 ---------------------------  ------------------------------          -----
                                                               Trademarks/
                                                   Goodwill    Tradenames       Patents     Licenses     Other
                                                   --------    ----------       -------     --------     -----
Technical Products and Systems

     January 1, 2002 gross balance                  $ 574.4      $  62.9        $  19.3     $  16.3     $   9.0     $  681.9
     Acquisitions and related adjustments              44.7          7.4           (2.3)        4.4         1.6         55.8
     Disposals                                            -            -              -           -           -            -
     Impairment charge                                    -            -              -           -           -            -
                                                    -------      -------        -------     -------     -------     --------
     June 30, 2002 gross balance                    $ 619.1      $  70.3        $  17.0     $  20.7     $  10.6     $  737.7
                                                    =======      =======        =======     =======     =======     ========
     January 1, 2002 accumulated amortization                                   $  (0.7)    $  (3.1)    $  (1.3)    $   (5.1)
     Amortization*                                                                 (1.4)       (2.1)       (0.7)        (4.2)
     Disposals                                                                        -           -           -            -
                                                                                -------     -------     -------     --------
     June 30, 2002 accumulated amortization                                     $  (2.1)    $  (5.2)    $  (2.0)    $   (9.3)
                                                                                =======     =======     =======     ========

* $2.1 has been recorded as a component of cost of products sold

Industrial Products and Services

     January 1, 2002 gross balance                  $ 921.5      $ 158.3        $  15.4     $   0.4     $   1.7     $1,097.3
     Acquisitions and related adjustments              25.4            -              -           -         2.3         27.7
     Disposals                                            -            -              -           -           -            -
     Impairment charge                               (148.6)           -              -           -           -       (148.6)
                                                    -------      -------        -------     -------     -------     --------
     June 30, 2002 gross balance                    $ 798.3      $ 158.3        $  15.4     $   0.4     $   4.0     $  976.4
                                                    =======      =======        =======     =======     =======     ========
     January 1, 2002 accumulated amortization                                   $  (0.9)    $     -     $  (0.2)    $   (1.1)
     Amortization                                                                  (0.8)          -        (0.3)        (1.1)
     Disposals                                                                        -           -           -            -
                                                                                -------     -------     -------     --------
     June 30, 2002 accumulated amortization                                     $  (1.7)    $     -     $  (0.5)    $   (2.2)
                                                                                =======     =======     =======     ========

Flow Technology

     January 1, 2002 gross balance                  $ 728.5      $ 180.3        $   9.4     $     -     $   0.1     $  918.3
     Acquisitions and related adjustments              88.9            -            0.4           -           -         89.3
     Disposals                                            -            -              -           -           -            -
     Impairment charge                                    -            -              -           -           -            -
                                                    -------      -------        -------     -------     -------     --------
     June 30, 2002 gross balance                    $ 817.4      $ 180.3        $   9.8     $     -     $   0.1     $1,007.6
                                                    =======      =======        =======     =======     =======     ========
     January 1, 2002 accumulated amortization                                   $  (0.6)    $     -     $     -     $   (0.6)
     Amortization                                                                  (0.4)          -           -         (0.4)
     Disposals                                                                                    -           -            -
                                                                                            -------     -------     --------
     June 30, 2002 accumulated amortization                                     $  (1.0)    $     -     $     -     $   (1.0)
                                                                                =======     =======     =======     ========

Service Solutions

     January 1, 2002 gross balance                  $ 257.1      $  50.5        $   1.0     $     -     $     -     $  308.6
     Acquisitions and related adjustments              24.3            -              -           -           -         24.3
     Disposals                                            -            -              -           -           -            -
     Impairment charge                                    -            -              -           -           -            -
                                                    -------      -------        -------     -------     -------     --------
     June 30, 2002 gross balance                    $ 281.4      $  50.5        $   1.0     $     -     $     -     $  332.9
                                                    =======      =======        =======     =======     =======     ========
     January 1, 2002 accumulated amortization                                   $  (0.2)    $     -     $     -     $   (0.2)
     Amortization                                                                  (0.1)          -           -         (0.1)
     Disposals                                                                        -           -           -            -
                                                                                -------     -------     -------     --------
     June 30, 2002 accumulated amortization                                     $  (0.3)    $     -     $     -     $   (0.3)
                                                                                =======     =======     =======     ========

As a policy, we will conduct annual impairment testing of goodwill and indefinite-lived intangibles during the fourth quarter, after our reporting units have submitted their long-range operating plans. Goodwill and indefinite-lived intangibles will be reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with the provisions of SFAS No. 121 as superceded by SFAS No. 144.

9.   DEBT

Our long-term debt as of June 30, 2002 and December 31, 2001 consists of the following principal amounts:

                                                                                              June 30,        December 31,
                                                                                                2002              2001
                                                                                              --------          --------
Tranche A loan                                                                                $  331.3          $  393.7
Tranche B loan                                                                                   487.5             490.0
Tranche C loan                                                                                   808.9             823.0
LYONs, net of unamortized discount of $562.9 and $574.1, respectively                            846.9             835.7
Industrial revenue bond due 2002                                                                   1.0               1.0
Other borrowings                                                                                  12.4              69.0
                                                                                              --------          --------
                                                                                              $2,488.0          $2,612.4
Less current maturities of long-term debt                                                       (157.1)           (161.6)
                                                                                              --------          --------
Total long-term debt                                                                          $2,330.9          $2,450.8
                                                                                              ========          ========

Credit Facility

     As of June 30, 2002, we had outstanding under our Credit Agreement:

          (a)  $331.3 of aggregate principal amount of Tranche A term loans,

          (b)  $487.5 of aggregate principal amount of Tranche B term loans, and

          (c)  $808.9 of aggregate principal amount of Tranche C term loans.

          (d) In addition, the Credit Facility provides for a commitment to provide revolving credit loans of up to $600.0. As of June 30, 2002 the revolving credit loans stand unused; however, the aggregate available borrowing capacity is reduced by $61.6 of letters of credit outstanding as of June 30, 2002. We also have $1.2 of letters of credit outstanding as of June 30, 2002, which do not reduce our revolver borrowing capacity. We expect that our outstanding letters of credit will increase by approximately $55.0 in future periods due to the July 31, 2002, acquisition of Balcke Cooling Products.

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

In addition, a holder may surrender for conversion a LYON called for redemption even if it is not otherwise convertible at such time. The conversion rights based on predetermined accretive values of SPX's stock include, but are not limited to, the following provisions:

                                                                      February            May
                                                                       LYONs             LYONS
                                                                    ------------      ----------
Initial Conversion Rate (shares of common stock per LYON)                 4.8116          4.4294
Initial Stock Price                                                    $  100.30      $   110.80
Initial Accretion Percentage                                                 135%            120%
Accretion Percentage Decline Per Quarter                                  0.3125%          0.125%
Conversion Trigger Prices - Next Twelve Months:
     2002 Third Quarter                                                $  166.88      $   161.20
     2002 Fourth Quarter                                               $  167.63      $   162.14
     2003 First Quarter                                                $  168.38      $   163.08
     2003 Second Quarter                                               $  169.14      $   164.02

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

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted, the February LYONs and May LYONs would be exchanged for 4.787 and 1.838 shares of our common stock, respectively. If the LYONs had been converted as of January 1, 2002, the diluted income per share of common stock from continuing operations would have been $1.27 and $2.69 for the three and six month periods ended June 30, 2002, respectively.

Financial Derivatives

We have entered into various interest rate protection agreements ("swaps") to reduce the potential impact of increases in interest rates on floating rate long-term debt. As of June 30, 2002, we had ten outstanding swaps that effectively convert $1,500.0 of our floating rate debt to a fixed rate, based upon LIBOR, of approximately 7.47%. These swaps are accounted for as cash flow hedges, and expire at various dates the longest expiring in November 2004. As of June 30, 2002, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $53.1 and a liability of $53.2 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

We settled two interest rate swaps with a notional amount of $200.0 at a cash cost of $8.3 in February 2002. These interest rate swaps were previously designated as cash flow hedges and the settlement cost approximated the fair value of the swaps previously recorded as a liability and deferred loss recorded in other comprehensive income. The deferred loss recorded in other comprehensive income will be reclassified into earnings over the remaining forecasted variable rate payments on the underlying debt. Through June 30, 2002, $2.6 of the deferred loss has been recognized as a component of interest expense and we estimate that in total, $5.9 will be charged to earnings in 2002 with the remaining loss of $2.4 recorded in 2003 prior to June 30.

Restated Credit Agreement (subsequent event)

On July 25, 2002, we refinanced our existing Tranche B and Tranche C term loans and amended and restated our Credit Agreement ("Restated Credit Agreement"). The primary purpose of the refinancing and amendment to our Credit Agreement was to modify certain covenant provisions to provide for enhanced overall flexibility, as well as increased flexibility for international growth, and to extend the maturity of our Tranche B and Tranche C term loans. The refinancing did not impact the terms or applicable rates on our Tranche A term loans or our revolver. We received proceeds of $450.0 from our new Tranche B term loans and $750.0 from our new Tranche C term loans. These proceeds and $96.4 of cash on hand were used to pay off our existing Tranche B and Tranche C term loans.

During the third quarter of 2002, we will record a charge of approximately $5.2 associated with the early extinguishment of debt as a result of the refinancing. During the third quarter of 2002, we will also record a charge of approximately $4.8 for the early termination of an interest rate swap with a notional amount of $100.0. This swap was designated as a cash flow hedge of underlying variable rate debt that was paid off in connection with the refinancing. The charge represents the cash cost to terminate the swap and approximates the fair value of the swaps previously recorded as a liability and deferred loss in accumulated other comprehensive income.

Under the Restated Credit Agreement, the term loans bear interest, at our option at either LIBOR (referred to in our Restated Credit Agreement as the Eurodollar
Rate) plus the Applicable Rate or the ABR plus the Applicable Rate. The Applicable Rate for term loans is based upon the Consolidated Leverage Ratio as defined in the Restated Credit Agreement. The Applicable Rate for the term loans is as follows:

                           LIBOR based borrowings          ABR based borrowings
                           ----------------------          --------------------

Tranche A term loans       Between 1.5% and 2.5%           Between 0.5% and 1.5%
Tranche B term loans              2.25%                           1.25%
Tranche C term loans              2.50%                           1.50%

Our $600.0 of revolving loans available under the Restated Credit Agreement are also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At June 30, 2002, and as of July 25, 2002, no amounts were borrowed against the $600.0 revolver.

The Restated Credit Agreement contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the Restated Credit Agreement) on the last day of any period of four consecutive fiscal quarters to exceed 3.5 to 1.00 for the period ending June 30, 2002 and 3.25 to
1.00 thereafter. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the Restated Credit Agreement) for any period of four consecutive fiscal quarters to be less than
3.50 to 1.00. For the quarter ending June 30, 2002, our Consolidated Leverage Ratio was 2.65 to 1.00 and our Consolidated Interest Coverage Ratio was 6.72 to 1.00.

The Restated Credit Agreement also includes covenant provisions regarding indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payments and transactions with affiliates. As stated earlier, these provisions were modified to further enable us to execute our growth strategy, including growth in international markets. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future.
We may voluntarily repay the Tranche A, Tranche B and the Tranche C term loans in whole or in part at any time without penalty or premium. We are not allowed to reborrow any amounts that we repay on the Tranche A, Tranche B, or Tranche C term loans. The maturity for each loan is as follows:

                                                           Date of Maturity
                                                           ----------------

Revolving loans (currently not utilized)                   September 30, 2004
Tranche A term loans                                       September 30, 2004
Tranche B term loans                                       September 30, 2009
Tranche C term loans                                       March 31, 2010

The revolving loans may be borrowed, prepaid and reborrowed. Letters of credit and swing line loans are also available under the revolving credit facility. On the date of the closing of the Restated Credit Agreement, the entirety of the revolving loans was available and no revolving loans were outstanding. The facility provides for the issuance of letters of credit in U.S. Dollars, Euros, and Pounds Sterling at any time during the revolving availability period, in an aggregate amount not exceeding $250.0. Standby letters of credit issued under this facility reduce the aggregate amount available under the revolving loan commitment.

We believe that current cash and equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures and other operational cash requirements. We were in full compliance with all covenants included in our capital financing instruments at June 30, 2002 and at July 25, 2002, the date of the refinancing. We have not paid dividends in 2001 or 2000, and we do not intend to pay dividends on our common stock.

10.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), were as follows:

                                                                             Three months                   Six months
                                                                             ended June 30,                ended June 30,
                                                                             --------------                --------------
                                                                          2002           2001           2002         2001
                                                                          -----          -----          ----         ----
Net income (loss)                                                        $ 58.3          $ 13.4        $(25.2)      $ 48.8
Foreign currency translation adjustments                                   23.7            (3.3)         (3.8)         9.9
Unrealized gain (loss) on qualifying cash flow hedges, net of             (19.6)           (3.4)         (6.2)       (15.3)
 related tax
SFAS 133 transition adjustment, net of related tax                            -               -             -          9.9
                                                                         ------          ------        ------       ------
Comprehensive income (loss)                                              $ 62.4          $  6.7        $(35.2)      $ 53.3
                                                                         ======          ======        ======       ======

The components of the balance sheet caption accumulated other comprehensive
(loss) are as follows:

                                                                         June 30,      December 31,
                                                                           2002            2001
                                                                           ----            ----
Foreign currency translation adjustments                                  $ (62.5)       $(58.7)
Unrealized losses on qualifying cash flow hedges, net of related tax        (31.8)        (25.6)
Minimum pension liability adjustment, net of related tax                     (6.2)         (6.2)
                                                                          -------        ------
Accumulated other comprehensive (loss)                                    $(100.5)       $(90.5)
                                                                          =======        ======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions)

RESULTS OF OPERATIONS

On May 24, 2001, we completed the acquisition of United Dominion Industries Limited ("UDI"). UDI manufactured proprietary engineered and flow technology products primarily for industrial and commercial markets worldwide. UDI, which had sales of $2,366.2 for the twelve months ended December 31, 2000, is included in our financial statements beginning May 25, 2001. Accordingly, the acquisition of UDI significantly impacts the results of operations in 2002, which include the results of UDI for the entire period including cost reductions associated with the integration of the UDI businesses, compared to 2001, which include the results of UDI from May 25, 2001. As of May 24, 2002, we have completed our review and determination of the fair values of the assets acquired and liabilities assumed with the UDI acquisition.

The requirements of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and the amortization provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" were effective for any business combination initiated after July 1, 2001. We have not amortized goodwill and indefinite-lived intangibles for acquisitions completed after this date. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies were required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, we ceased amortizing all remaining goodwill and intangible assets deemed to have indefinite useful lives. In connection with the transition provisions of SFAS No. 142, we have recorded a change in accounting principle, which resulted in a non-cash charge to earnings of $148.6 in the first quarter of 2002.

CONSOLIDATED RESULTS OF OPERATIONS

The following unaudited information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

                                                               Three months                         Six months
                                                              ended June 30,                       Ended June 30,
                                                              --------------                       --------------
                                                         2002               2001              2002              2001
                                                         ----               ----              ----              ----
Revenues                                               $  1,257.5        $  910.1        $  2,388.0        $  1,590.5

Gross margin                                                424.7           286.7             797.5             503.8
% of revenues                                                33.8%           31.5%             33.4%             31.7%

Selling, general and administrative expense                 245.6           171.0             476.4             300.3
% of revenues                                                19.5%           18.8%             19.9%             18.9%

Goodwill/intangible amortization                              2.0            14.8               3.7              25.6
Special charges                                              50.8            40.5              57.2              43.9
                                                       ----------        --------        ----------        ----------

Operating income                                            126.3            60.4             260.2             134.0

Other (expense) income, net                                   1.2           (10.4)              0.4              (8.7)
Equity earnings in joint ventures                             8.3             9.0              18.6              18.4
Interest expense, net                                       (38.4)          (30.3)            (75.4)            (55.0)
                                                       ----------        --------        ----------        ----------

Income before income taxes                             $     97.4        $   28.7        $    203.8        $     88.7

Provision for income taxes                                  (39.1)          (15.3)            (80.4)            (39.9)
                                                       ----------        --------        ----------        ----------

Income before change in accounting principle           $     58.3        $   13.4        $    123.4        $     48.8

Change in accounting principle (1)                              -               -            (148.6)                -
                                                       ----------        --------        ----------        ----------


Net (loss) income                                      $     58.3        $   13.4        $    (25.2)       $     48.8
                                                       ==========        ========        ==========        ==========

Capital expenditures                                   $     23.6        $   48.0        $     51.1        $     81.0
Depreciation and amortization                                33.4            34.6              64.2              65.8

(1) We recorded a charge for a change in accounting principle of $148.6 as a result of adopting the provisions of SFAS No. 142. See Note 8 to the Condensed Consolidated Financial Statements for more detail on this charge.

SEGMENT RESULTS OF OPERATIONS:

                                                  Three months                      Six months
                                                 ended June 30,                   ended June 30,
                                                 --------------                   --------------
                                             2002            2001             2002             2001
                                             ----            ----             ----             ----
Revenues:
Technical Products and Systems             $  319.1        $ 252.0          $  623.1        $  460.0
Industrial Products and Services              430.8          316.7             815.0           566.3
Flow Technology                               316.7          172.9             596.4           244.2
Service Solutions                             190.9          168.5             353.5           320.0
                                           --------        -------          --------        --------
                                           $1,257.5        $ 910.1          $2,388.0        $1,590.5
                                           ========        =======          ========        ========

Operating Income (1):
Technical Products and Systems             $   46.5        $  40.5          $   90.6        $   69.9
Industrial Products and Services               72.1           44.1             127.7            79.3
Flow Technology                                45.2           25.6              84.5            34.3
Service Solutions                              26.8           15.1              41.9            27.3
General Corporate                             (13.5)         (10.9)            (27.3)          (19.4)
                                           --------        -------          --------        --------
                                           $  177.1        $ 114.4          $  317.4        $  191.4
                                           ========        =======          ========        ========

(1) Operating income excludes special charges, including those recorded in cost of products sold.

SECOND QUARTER 2002 COMPARED TO THE SECOND QUARTER 2001

Revenues -- In the second quarter of 2002, revenues of $1,257.5 increased by $347.4, or 38.2%, from $910.1 in 2001. By segment, revenues increased by 26.6% in the Technical Products and Systems segment, 36.0% in the Industrial Products and Services segment, 83.2% in the Flow Technology segment and 13.3% in the Service Solutions segment. The increase in revenues is primarily due to the acquisition of UDI on May 24, 2001. Revenues in the second quarter of 2001 only included one month of the UDI businesses. Excluding the impact of all acquisitions or divestitures, the primary businesses that experienced growth in the quarter included our high-tech die-casting business in the Industrial Products and Services segment, our TV and radio transmission systems and building life safety systems businesses in the Technical Products and Systems segment and our Service Solutions segment. A decline in revenue, excluding the impact of any acquisitions or divestitures, resulted from a decline in sales of our power transformer and medium and high-pressure hydraulic equipment, which affected the Industrial Products and Services segment, a decline in demand for mixers, which influenced the Flow Technology segment, and a decline in demand for network and switching products, and the timing of contracts at our automated fare collection system and life sciences business, both of which are reported in our Technical Products and Services segment.

Operating Income -- Excluding special charges, operating income in the second quarter of 2002 was $177.1 compared to $114.4 in 2001. The increase in operating income is primarily due to the acquisition of UDI on May 24, 2001, cost reduction actions across the company and a favorable product mix at our Service Solutions segment. In addition, positive operating margins as a percentage of revenues were experienced in our high-tech die-casting business due to higher revenues and operating efficiencies, which affected the Industrial Products and Services segment. We also had strong revenues and favorable product mix in our TV and radio transmission systems business, which affected our Technical Products and Services segment.

FIRST SIX MONTHS OF 2002 COMPARED TO THE FIRST SIX MONTHS OF 2001

Revenues -- In the first six months of 2002, revenues of $2,388.0 increased by $797.5, or 50.1%, from $1,590.5 in 2001. By segment, revenues increased by 35.4% in the Technical Products and Systems segment, 43.9% in the Industrial Products and Services segment, 144.2% in the Flow Technology segment and 10.5% in the Service Solutions segment. The increase in revenues is primarily due to the acquisition of UDI on May 24, 2001. Revenues in the first six months of 2001 only included one month of the UDI businesses. Excluding the impact of all acquisitions or divestitures, the primary businesses that experienced growth in the quarter included our high-tech die-casting business in the Industrial Products and Services segment, our TV and radio transmission systems and building life safety systems businesses in the Technical Products and Systems segment. A decline in revenue, excluding the impact of any acquisitions or divestitures, resulted from a decline in sales of our power transformer and medium and high-pressure hydraulic equipment, which affected the Industrial Products and Services segment, a decline in demand for mixers, which influenced the Flow Technology segment, a decline in demand for network and switching products business, which is reported in our Technical Products and Services segment, and lower revenues in our Service Solutions segment.

Operating Income -- Excluding special charges, operating income in the first six months of 2002 was $317.4 compared to $191.4 in 2001. The increase in operating income is primarily due to the acquisition of UDI on May 24, 2001, cost reduction actions across the company and a more favorable product mix at our Service Solutions segment. In addition, positive operating margins as a percentage of revenues were experienced in our high-tech die-casting business due to higher revenues and operating efficiencies, which affected the Industrial Products and Services segment. We also had strong revenues and favorable product mix in our TV and radio transmission systems business, which affected our Technical Products and Services segment.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

Unaudited pro forma results of operations for the three and six month periods ended June 30, 2001 are presented below as if the acquisition of UDI, which was acquired on May 24, 2001, took place on January 1, 2001. On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized, accordingly we discontinued amortization of these assets on the date of adoption. The following 2001 pro forma results assume that the cessation of goodwill and indefinite lived intangible assets had occurred on January 1, 2001. We believe that the following pro forma results of operations will facilitate more meaningful analysis of our results of operations.

The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results do not include any anticipated cost savings or expenses of the planned integration of UDI and SPX, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or that may result in the future. The consolidated interest expense has been computed on assumptions that the refinancing of UDI debt occurred entirely under the credit agreement and not through the issuance of publicly traded or privately placed notes. Interest income was not changed from historical amounts and debt issuance costs are amortized over five years. The pro forma results assume the fair values and lives of definite lived intangible assets as determined by independent appraisals. The pro forma consolidated effective income tax rate for the combined companies includes the impact of special charges and unusual items as well as increases in foreign income tax rates due to the acquisition.

                                                                   Three months                            Six months
                                                                  ended June 30,                         ended June, 30
                                                                  --------------                         --------------
                                                             2002                2001                2002               2001
                                                            Actual            Pro-Forma             Actual           Pro-Forma
                                                            ------            ---------             ------           ---------
Revenues                                                  $1,257.5             $1,274.5           $2,388.0           $2,484.9
Gross margin                                                 424.7                380.0              797.5              744.7
% of revenues                                                 33.8%                29.8%              33.4%              30.0%
Selling, general and administrative expense                  245.6                252.9              476.4              506.3
% of revenues                                                 19.5%                19.8%              19.9%              20.4%
Goodwill/intangible amortization                               2.0                  1.2                3.7                2.4
Special charges                                               50.8                 40.5               57.2               43.9
                                                          --------             --------           --------           --------
Operating income                                             126.3                 85.4              260.2              192.1
Other (expense) income, net                                    1.2                (14.4)               0.4               (8.4)
Equity earnings in joint ventures                              8.3                  9.0               18.6               18.4
Interest expense, net                                        (38.4)               (39.4)             (75.4)             (77.6)
                                                          --------             --------           --------           --------
Income before income taxes                                $   97.4             $   40.6           $  203.8           $  124.5
Provision for income taxes                                   (39.1)               (14.5)             (80.4)             (45.5)
                                                          --------             --------           --------           --------
Income before change in accounting principle              $   58.3             $   26.1           $  123.4           $   79.0
                                                          ========             ========           ========           ========
Capital expenditures                                      $   23.6             $   66.8           $   51.1           $  118.2
Depreciation and amortization                                 33.4                 34.7               64.2               75.4


SECOND QUARTER 2002 COMPARED TO PRO FORMA SECOND QUARTER 2001

Revenues -- In the second quarter of 2002, revenues of $1,257.5 decreased by $17.0, or 1.3%, from $1,274.5 in 2001. Organic revenues, which are revenues excluding acquisitions or dispositions, declined 4.4% in the second quarter of 2002 compared to the same period in 2001. The decrease in revenues was primarily attributable to a decline in demand for dock equipment, large power transformers, medium and high-pressure hydraulic equipment and industrial and residential heating units, which affected the Industrial Products and Services segment, a decline in demand for mixers and analyzers, which influenced the Flow Technology segment, a decline in demand at our network and switching products business, and the timing of contracts at our automated fare collection system and life sciences business, all of which are reported in our Technical Products and Services segment. The primary businesses that experienced growth in the quarter included our high-tech die-casting and compaction equipment businesses in the Industrial Products and Services segment, our cooling tower and boiler business in the Flow Technology segment, our TV and radio transmission systems and building life safety systems businesses in the Technical Products and Systems segment and our Service Solutions segment.

Gross margin -- In the second quarter, gross margin increased from 29.8% in 2001 to 33.8% in 2002. The improvement was primarily due to cost reduction actions implemented in each segment, restructuring actions to integrate the UDI businesses, and a more favorable product mix in our Service Solutions segment.

Selling, general, and administrative expense ("SG&A") -- In the second quarter, SG&A declined from $252.9 in 2001 to $245.6 in 2002, a $7.3 decline. The improvement is primarily driven by cost reduction and containment actions implemented throughout the company.

Special charges -- In the second quarter of 2002, we recorded special charges of $50.8 primarily associated with facility closures and workforce reductions at Waukesha Electric Systems and Inrange Technologies, exiting certain machining operations at our hydraulic systems business, the impairment of a corporate asset held for sale, and the completion of the relocation of our corporate headquarters to Charlotte, NC. Although rising demand for energy and an aging domestic electrical grid still present good longer-term prospects for our Waukesha Electric Systems business, current conditions indicate intermediate challenges in demand and pricing for power related products. Accordingly, Waukesha is closing its Milpitas, CA. manufacturing facility and moving capacity for large power transformers to Waukesha, WI. Inrange Technologies is closing three engineering and service facilities, restructuring certain sales, marketing and administrative functions, and is consolidating the research and development function to its headquarters in Lumberton, NJ. In the second quarter of 2001, we recorded special charges of $54.0, which includes $13.5 recorded in cost of products sold, associated with restructuring actions and asset impairments. These charges are primarily related to work force reductions, discontinuance of certain product lines and costs associated with the announced move of our corporate headquarters.

Other (expense) income, net -- In the second quarter of 2002, other income was $1.2 compared to other expense of ($14.4) in 2001. In 2001, other expense primarily includes losses on the disposal of businesses. In the second quarter of 2001, we sold substantially all of the assets and liabilities of our GS Electric business and recorded a pre-tax loss of $11.8. Also in the second quarter of 2001, UDI sold the assets and liabilities of a product line in the Marley Pump business and recorded a pre-tax loss of $4.0.

Interest expense, net -- In the second quarter of 2002, interest expense was $38.4 compared to $39.4 in 2001.

Income taxes -- The effective income tax rate for the second quarter of 2002 was 40.1%. This is higher than the statutory income tax rate primarily due to lower marginal state tax rates on special charges taken during the period.

FIRST SIX MONTHS OF 2002 COMPARED TO PRO FORMA FIRST SIX MONTHS OF 2001

Revenues -- In the first six months of 2002, revenues of $2,388.0 decreased by $96.9, or 3.9%, from $2,484.9 in 2001. Organic revenues, which are revenues excluding acquisitions or dispositions, declined 5.1% in the first six months of 2002 compared to the same period in 2001. The decrease in revenues was primarily attributable to a decline in demand for dock equipment, medium and high-pressure hydraulic equipment, large power transformers and industrial and residential heating units, which affected the Industrial Products and Services segment, a decline in demand for mixers, analyzers and air filtration and dehydration equipment, which influenced the Flow Technology segment, a decline in demand for network and switching products compared to the prior year, which impacted our Technical Products and Services segment, and lower revenues in our Service Solutions segment. The primary businesses that experienced growth in the first six months included our high-tech die-casting business in the Industrial Products and Services segment, our cooling tower and boiler business in the Flow Technology segment and our TV and radio transmission systems and building life safety systems businesses in the Technical Products and Systems segment.

Gross margin -- In the first six months, gross margin increased from 30.0% in 2001 to 33.4% in 2002. The improvement was primarily due to cost reduction actions implemented in each segment, restructuring actions to integrate the UDI businesses, and a more favorable product mix in our Service Solutions segment.

Selling, general, and administrative expense ("SG&A") -- In the first six months, SG&A declined from $506.3 in 2001 to $476.4 in 2002, a $29.9 decline. The improvement is primarily driven by cost reduction and containment actions implemented throughout the company.

Special charges -- In the first six months of 2002, we recorded special charges of $57.2. Of this amount, $13.1 was recorded in the Technical Products and Systems segment, $28.9 was recorded in the Industrial Products and Services segment, $5.4 was recorded in the Flow Technology segment, $0.4 was recorded in the Service Solutions segment, and $9.4 was recorded at Corporate. These charges are primarily for workforce reductions, the consolidation of facilities and charges associated with the integration of UDI. Corporate special charges were primarily associated with the completion of the relocation of our corporate headquarters to Charlotte, NC. and the impairment of an asset held for sale. In the first six months of 2001, we recorded special charges of $57.4, which includes $13.5 recorded as a component of cost of products sold. Of this amount, $14.1 was recorded in the Technical Products and Systems segment, $10.2 was recorded in the Industrial Products and Services segment, $14.1 was recorded in the Service Solutions segment, and $19.0 was recorded at Corporate. These charges were primarily associated with workforce reductions, discontinuance of certain product lines, the consolidation of facilities and charges associated with the integration of the UDI. Corporate special charges were primarily associated with the announcement of the relocation of our corporate headquarters and abandonment of an internet based software system.

Other (expense) income, net -- In the first six months of 2002, other income was $0.4 compared to other expense of ($8.4) in 2001. In 2001, other expense primarily includes losses on the disposal of businesses. On May 18, 2001, we sold substantially all of the assets and liabilities of our GS Electric business and recorded a pre-tax loss of $11.8. In April 2001, UDI sold the assets and liabilities of a product line in the Marley Pump business and recorded a pre-tax loss of $4.0. In March 2001, UDI sold other operating assets for a pre-tax gain of $4.3.

Interest expense, net -- In the first six months of 2002, interest expense was $75.4 compared to $77.6 in 2001.

Income taxes -- The effective income tax rate for the first six months of 2002 was 39.5%. This is higher than the statutory income tax rate primarily due to lower marginal state tax rates on special charges taken during the period.

SEGMENT PRO FORMA RESULTS OF OPERATIONS:

Pro forma results are presented below to allow for more meaningful analysis. The pro forma results assume that the UDI acquisition had occurred on January 1, 2001 and assume that we adopted SFAS No. 142 on January 1, 2001.

                                                           Three months                Three months
                                                          ended June 30,              ended June 30,
                                                          --------------              --------------
                                                        2002           2001         2002         2001
                                                       Actual       Pro-Forma      Actual      Pro-Forma
                                                       ------       ---------      ------      ---------
Revenues:
Technical Products and Systems                       $  319.1       $  275.8     $  623.1     $  523.6
Industrial Products and Services                        430.8          486.4        815.0        957.3
Flow Technology                                         316.7          324.1        596.4        631.1
Service Solutions                                       190.9          188.2        353.5        372.9
                                                     --------       --------     --------     --------
                                                     $1,257.5       $1,274.5     $2,388.0     $2,484.9
                                                     ========       ========     ========     ========

Operating Income (1):
Technical Products and Systems                       $   46.5       $   43.2     $   90.6     $   74.5
Industrial Products and Services                         72.1           63.4        127.7        115.9
Flow Technology                                          45.2           26.9         84.5         48.8
Service Solutions                                        26.8           20.7         41.9         39.7
General Corporate                                       (13.5)         (14.8)       (27.3)       (29.4)
                                                     --------       --------     --------     --------
                                                     $  177.1       $  139.4     $  317.4     $  249.5
                                                     ========       ========     ========     ========

(1) Pro forma operating income excludes special charges, including those recorded in cost of products sold.

SECOND QUARTER 2002 COMPARED TO PRO FORMA SECOND QUARTER 2001

Technical Products and Systems

Revenues -- Revenues in the second quarter of 2002 increased to $319.1 from $275.8 in the second quarter of 2001, an increase of $43.3. The increase was due to the acquisition of Kendro Laboratory Products, L.P. in July 2001. Organic revenues declined 8.8% primarily due to a decline in demand for network and switching products for storage and data networks and the timing of contracts at our automated fare collection system and life sciences businesses compared to the second quarter of 2002. The primary businesses that experienced growth in the quarter included our and radio transmission systems and building life safety systems businesses.

Operating Income -- Operating income as a percentage of revenue declined from 15.7% in 2001 to 14.6% in 2002. Lower operating margins were primarily due to lower volumes, pricing and an unfavorable product mix at our network and switching products business and the acquisition in July 2001 of Kendro Laboratory Products, L.P., which has lower average margins then the existing technology products and systems businesses. Partially offsetting these unfavorable impacts were stronger margins at our TV and radio transmission systems business, which had higher revenues, and a favorable product mix and cost reduction actions at the acquired UDI businesses.

Industrial Products and Services

Revenues -- In the second quarter, revenues decreased from $486.4 in 2001 to $430.8 in 2002. The decrease was primarily due to the divestiture on May 31, 2001 of the door products business, which was contributed to a joint venture with Assa Abloy AB and the sale of GS Electric on May 18, 2001. Organic revenues declined 3.7% primarily due to a decline in demand for dock equipment, large power transformers, medium and high-pressure hydraulic equipment and industrial and residential heating units. Revenue declines were partially offset by the performance of our high-tech die-casting business, which continued to experience strong growth, and our compaction equipment businesses, which gained market share during the quarter.

Operating Income -- Operating income as a percentage of revenues improved from 13.0% in 2001 to 16.7% in 2002. Other than our dock leveling systems business and our aerospace components business, each business in the Industrial Products and Services segment had improved operating margins compared to the same period last year. Operating income primarily improved due to restructuring actions and the disposal of non-performing product lines at the acquired UDI businesses, as well as improvement in operating efficiencies and higher revenues at our high-tech die-casting business.

On July 8, 2002, a labor contract involving hourly employees at our aerospace components business expired without resolution. Based on current information, we believe that it is reasonably possible that the contract will remain unresolved in the foreseeable future. Although this event will unfavorably impact the future results of this business until the labor contract is finalized, we do not expect it to have a material unfavorable impact on the company as a whole.

Flow Technology

Revenues -- Revenues in the second quarter of 2002 decreased to $324.1 from $316.7 in the second quarter of 2001. The decrease is primarily due to the divestiture of the Marley Pump business, which was completed in the third quarter of 2001. Organic revenues declined 5.3% primarily due to a decline in demand for mixers and analyzers. Revenue declines were partially offset by strong demand for our cooling tower and boiler products.

Operating Income -- Second quarter operating income increased 68% to $45.2 in 2002. Operating income as a percentage of revenues was 14.3% in 2002 compared to 8.3% in 2001. Operating income improved due to restructuring initiatives and integration actions at former UDI businesses, particularly at our cooling tower business and our valves and controls business.

Service Solutions

Revenues -- In the second quarter of 2002, revenues increased to $190.9 from $188.2 in the second quarter of 2001. Organic revenues increased by approximately 1.4% in the quarter.

Operating Income -- Operating income as a percentage of revenues increased from 11.0% in 2001 to 14.0% in 2002. The increase in operating margins was primarily due to lower distribution sales and strong warranty tool program revenues resulting in a positive product mix in the quarter and cost reduction actions associated with the integration of UDI businesses.

FIRST SIX MONTHS OF 2002 COMPARED TO PRO FORMA FIRST SIX MONTHS OF 2001

Technical Products and Systems

Revenues -- Revenues in the first six months of 2002 increased to $623.1 from $523.6 in the first six months of 2001, an increase of $99.5. The increase was due to the acquisition of Kendro Laboratory Products, L.P. in July 2001. Organic revenues declined 6.5% primarily due to a decline in demand for network and switching products for storage and data networks. The primary businesses that experienced growth in the period included our TV and radio transmission systems and building life safety systems businesses.

Operating Income -- Operating income as a percentage of revenue improved from 14.2% in 2001 to 14.5% in 2002. Improvement in operating margins was primarily due to cost reduction actions, mainly in the acquired UDI businesses, higher revenues and improved product mix. Unfavorable impacts on operating margins included lower volumes, pricing and an unfavorable product mix at our network and switching products business and the acquisition in July 2001 of Kendro Laboratory Products, L.P., which has lower average margins then the existing technology products and systems businesses.

Industrial Products and Services

Revenues -- In the first six months, revenues decreased from $957.3 in 2001 to $815.0 in 2002. The decrease was primarily due to the divestiture, on May 31, 2001, of the door products business that was contributed to a joint venture with Assa Abloy AB, and the sale of GS Electric on May 18, 2001. Organic revenues declined 3.9% primarily due to a decline in demand for dock equipment, medium and high-pressure hydraulic equipment, large power transformers, and industrial and residential heating units. Revenue declines were partially offset by our high-tech die-casting business, which continued to experience strong organic growth.

Operating Income -- Operating income as a percentage of revenues improved from 12.1% in 2001 to 15.7% in 2002. Operating income primarily improved due to restructuring actions and the disposal of non-performing product lines at the acquired UDI businesses as well as improvement in operating efficiencies and higher revenues at our high-tech die-casting business.

Flow Technology

Revenues -- Revenues in the first six months of 2002 decreased to $596.4 from $631.0 in the first six months of 2001. The decrease is primarily due to the divestiture of the Marley Pump business, which was completed in the third quarter of 2001, and a decline in organic revenues. Organic revenues declined 5.5% primarily due to a decline in demand for mixers and analyzers. Revenue declines were partially offset by strong demand for our cooling tower and boiler products.

Operating Income -- Operating income for the first six months increased 73.2% to $84.5 in 2002. Operating income as a percentage of revenues was 14.2% in 2002 compared to 7.7% in 2001. Operating income improved due to restructuring initiatives and integration actions at former UDI businesses, particularly at our cooling tower business and our valves and controls business.

Service Solutions

Revenues -- In the first six months of 2002, revenues decreased to $353.5 from $372.9 in the first six months of 2001. Despite an increase in organic revenues of approximately 1.4% in the second quarter, revenues were lower for the cumulative six month period due to a decline in daily tool orders.

Operating Income -- Operating income as a percentage of revenues increased from 10.6% in 2001 to 11.9% in 2002. The increase in operating margins was primarily due to a positive product mix in the period and cost reduction actions associated with the integration of UDI businesses.

LIQUIDITY AND FINANCIAL CONDITION

Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs, and acquisitions.

Cash Flow

                                                Six months ended June 30,
                                                -------------------------
                                                  2002              2001
                                                  ----              ----
Cash flows from (used in):
   Operating activities                         $ 173.3           $ 115.9
   Investing activities                          (159.1)           (139.2)
   Financing activities                           (92.9)            309.9
                                                -------           -------
   Net change in cash balances                  $ (78.7)          $ 286.6
                                                =======           =======

Operating Activities -- In the first six months of 2002, cash flow from operating activities increased by $57.4 from the first six months of 2001. Operating cash flow in the first six months of 2002 includes the positive contribution of cash flow from the UDI business acquired on May 24, 2001, cash received from a legal award and improved working capital performance primarily in our mixer, TV and radio transmission systems, filtration systems and high-precision die-castings businesses as well as our Service Solutions segment. Operating cash flows included the payment of $40.1 of cash restructuring charges in 2002 compared to $6.8 in 2001. This increase is primarily due to restructuring actions associated with the integration of UDI as well as the completion of actions initiated in the second and fourth quarters of 2001.

Investing Activities -- In the first six months of 2002 we used $159.1 of cash in investing activities compared to a use of $139.2 in 2001. In 2002, we used $113.1 of cash to acquire five companies; whereas, in 2001, we used $181.2 of cash to acquire nine companies. In addition, in 2002 we used $14.4 of common stock for certain acquisitions. Capital expenditures were $51.1 in the first six months of 2002 compared to $81.0 during the same period in 2001. The lower capital expenditures in 2002 is primarily due to a disciplined capital containment program to reduce capital spending in businesses that are experiencing intermediate reductions in organic revenues. Proceeds from investing activities in the first six months of 2001 were $113.8 higher than the same period in 2002, primarily as a result of the divestiture of GS Electric in the second quarter of 2001, as well as cash proceeds obtained from the sale of certain businesses and assets acquired in the UDI acquisition.

Financing Activities -- In the first six months of 2002, cash flows used in financing activities were $92.9 compared to cash flows from financing activities of $309.9 in 2001. In the first six months of 2002, we paid down $135.6 of debt and we received $71.3 of cash for common stock issued under stock incentive programs and the exercise of stock warrants. In the first six months of 2001, cash flow from financing activities reflects net proceeds of $292.8 from the January and May amendment to the credit facility and the issuance of LYONs in February and May of 2001, the payoff of the revolving credit facility and the payment of other scheduled debt.

Total Debt

The following summarizes the total debt outstanding and unused credit availability, as of June 30, 2002:


                                                                                               Available
                                                                      Total        Amount       Credit
                                                                   Commitment   Outstanding    Facility
                                                                   ----------   -----------    --------
Revolving loan (1)                                                 $  600.0     $       -      $ 538.4
Tranche A loan                                                        331.3         331.3            -
Tranche B loan                                                        487.5         487.5            -
Tranche C loan                                                        808.9         808.9            -
LYON's, net of unamortized discount of $562.9                         846.9         846.9            -
Industrial revenue bond due 2002                                        1.0           1.0            -
Other borrowings                                                       12.4          12.4            -
                                                                   --------     ---------      -------
Total                                                              $3,088.0     $ 2,488.0      $ 538.4
                                                                   ========     =========      =======

       (1) Decreased by $61.6 of certain facility letters of credit outstanding at June 30, 2002, which reduce the unused credit availability. We also have $1.2 of letters of credit outstanding as of June 30, 2002 which do not reduce our unused credit availability. We expect that our outstanding letters of credit will increase by approximately $55.0 in future periods due to the July 31, 2002, acquisition of Balcke Cooling Products.

Our credit facility is secured by substantially all of our assets and our domestic subsidiaries' assets (excluding, however, the assets of Inrange Technologies Corporation and our interest in our EGS and door product joint ventures) and requires us to maintain certain leverage and interest coverage ratios. It is further secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock of our foreign subsidiaries.

Other Financing Agreements

Our BOMAG business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which the unit has an agreement to sell, on a revolving basis without recourse, certain qualified receivables, of which $40.3 had been sold under the agreement at June 30, 2002. The agreement continues to the end of 2002, with a notice period of three months. We expect to utilize the agreement up to the contract date, at which time we will evaluate the facility based on overall cost and our treasury strategy in Europe, where the facility resides. If we do not renew the contract, the impact on our financial condition or cash flows will not be material. Previously, BOMAG also utilized a vendor financing program that was discontinued during the second quarter of 2002.

Current Liquidity and Concentration of Credit Risk

We believe that current cash and equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements, and debt service obligations. We were in full compliance with all covenants included in our capital financing instruments at June 30, 2002 and at July 25, 2002, the date of the credit facility refinancing. We have not paid dividends in 2001 or 2000, and we do not intend to pay dividends on our common stock. Except for $62.8 of certain standby letters of credit outstanding as of June 30, 2002, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments other than those described in our 2001 Annual Report on Form 10-K, as amended by Form 10K/A. We expect that our outstanding letters of credit will increase by approximately $55.0 in future periods due to the July 31, 2002, acquisition of Balcke Cooling Products.

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

In addition "Factors That May Affect Future Results," included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2001 Annual Report on Form 10-K, as amended by Form 10-K/A, and in any future filings, should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

Financial Derivatives

We have entered into various interest rate protection agreements ("swaps") to reduce the potential impact of increases in interest rates on floating rate long-term debt. As of June 30, 2002, we had ten outstanding swaps that effectively convert $1,500.0 of our floating rate debt to a fixed rate, based upon LIBOR, of approximately 7.47%. These swaps are accounted for as cash flow hedges, and expire at various dates the longest expiring in November 2004. As of June 30, 2002, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $53.1 and a liability of $53.2 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

We settled two interest rate swaps with a notional amount of $200.0 at a cash cost of $8.3 in February 2002. These interest rate swaps were previously designated as cash flow hedges and the settlement cost approximated the fair value of the swaps previously recorded as a liability and deferred loss recorded in other comprehensive income. The deferred loss recorded in other comprehensive income will be reclassified into earnings over the remaining forecasted variable rate payments on the underlying debt. Through June 30, 2002, $2.6 of the deferred loss has been recognized as a component of interest expense and we estimate that, in total, $5.9 will be charged to earnings in 2002 with the remaining loss of $2.4 recorded in 2003 prior to June 30.

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

In addition, a holder may surrender for conversion a LYON called for redemption even if it is not otherwise convertible at such time. The conversion rights based on predetermined accretive values of SPX's stock include, but are not limited to, the following provisions:

                                                                       February         May
                                                                         LYONs         LYONs
                                                                     -----------    -----------
Initial Conversion Rate (shares of common stock per LYON)               4.8116         4.4294
Initial Stock Price                                                  $  100.30      $  110.80
Initial Accretion Percentage                                               135%           120%
Accretion Percentage Decline Per Quarter                                0.3125%         0.125%
Conversion Trigger Prices - Next Twelve Months:
     2002 Third Quarter                                              $  166.88      $  161.20
     2002 Fourth Quarter                                             $  167.63      $  162.14
     2003 First Quarter                                              $  168.38      $  163.08
     2003 Second Quarter                                             $  169.14      $  164.02

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

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted, the February LYONs and May LYONs would be exchanged for 4.787 and 1.838 shares of our common stock, respectively. If the LYONs had been converted as of January 1, 2002, the diluted income per share of common stock from continuing operations would have been $1.27 and $2.69 for the three and six month periods ended June 30, 2002, respectively.

Restated Credit Agreement (subsequent event)

On July 25, 2002, we refinanced our existing Tranche B and Tranche C term loans and amended and restated our Credit Agreement ("Restated Credit Agreement"). The primary purpose of the refinancing and amendment to our Credit Agreement was to modify certain covenant provisions to provide for enhanced overall flexibility, as well as increased flexibility for international growth, and to extend the maturity of our Tranche B and Tranche C term loans. The refinancing did not impact the terms or applicable rates on our Tranche A term loans or our revolver. We received proceeds of $450.0 from our new Tranche B term loans and $750.0 from our new Tranche C term loans. These proceeds and $96.4 of cash on hand were used to pay off our existing Tranche B and Tranche C term loans.

During the third quarter of 2002, we will record a charge of approximately $5.2 associated with the early extinguishment of debt as a result of the refinancing. During the third quarter of 2002, we will also record a charge of approximately $4.8 for the early termination of an interest rate swap with a notional amount of $100.0. This swap was designated as a cash flow hedge of underlying variable rate debt that was paid off in connection with the refinancing. The charge represents the cash cost to terminate the swap and approximates the fair value of the swaps previously recorded as a liability and deferred loss in accumulated other comprehensive income.

Under the Restated Credit Agreement, the term loans bear interest, at our option at either LIBOR (referred to in our Restated Credit Agreement as the Eurodollar Rate) plus the Applicable Rate or the ABR plus the Applicable Rate. The Applicable Rate for term loans is based upon the Consolidated Leverage Ratio as defined in the Restated Credit Agreement. The Applicable Rate for the term loans is as follows:

                           LIBOR based borrowings       ABR based borrowings
                           ----------------------       --------------------
Tranche A term loans       Between 1.5% and 2.5%        Between 0.5% and 1.5%
Tranche B term loans              2.25%                          1.25%
Tranche C term loans              2.50%                          1.50%

Our $600.0 of revolving loans available under the Restated Credit Agreement are also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At June 30, 2002, and as of July 25, 2002, no amounts were borrowed against the $600.0 revolver.

The Restated Credit Agreement contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the Restated Credit Agreement) on the last day of any period of four consecutive fiscal quarters to exceed 3.5 to 1.00 for the period ending June 30, 2002 and 3.25 to
1.00 thereafter. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the Restated Credit Agreement) for any period of four consecutive fiscal quarters to be less than
3.50 to 1.00. For the quarter ending June 30, 2002, our Consolidated Leverage Ratio was 2.65 to 1.00 and our Consolidated Interest Coverage Ratio was 6.72 to 1.00.

The Restated Credit Agreement also includes covenant provisions regarding indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payments and transactions with affiliates. As stated earlier, these provisions were modified to further enable us to execute our growth strategy, including growth in international markets. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future.

We may voluntarily repay the Tranche A, Tranche B and the Tranche C term loans in whole or in part at any time without penalty or premium. We are not allowed to reborrow any amounts that we repay on the Tranche A, Tranche B, or Tranche C term loans. The maturity for each loan is as follows:

                                                      Date of Maturity
                                                      ----------------

Revolving loans (currently not utilized)              September 30, 2004
Tranche A term loans                                  September 30, 2004
Tranche B term loans                                  September 30, 2009
Tranche C term loans                                  March 31, 2010

The revolving loans may be borrowed, prepaid and reborrowed. Letters of credit and swing line loans are also available under the revolving credit facility. On the date of the closing of the Restated Credit Agreement, the entirety of the revolving loans was available and no revolving loans were outstanding. The facility provides for the issuance of letters of credit in U.S. Dollars, Euros, and Pounds Sterling at any time during the revolving availability period, in an aggregate amount not exceeding $250.0. Standby letters of credit issued under this facility reduce the aggregate amount available under the revolving loan commitment.

Other Matters

Acquisitions and Divestitures -- We continually review each of our businesses pursuant to our "fix, sell or grow" strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we would consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria are met. There can be no assurances that these acquisitions will not have an impact on our capital financing instruments, will be integrated successfully, or that they will not have a negative effect on our operations.

Environmental and Legal Exposure -- We are subject to various environmental laws, ordinances, regulations, and other requirements of government authorities in the United States and other nations. These requirements may include, for example, those governing discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent that property or to borrow funds using that property as collateral. In connection with our acquisitions and divestitures, we may assume or retain significant environmental liabilities, some of which we may not be aware. In particular, we assumed additional environmental liabilities in connection with the UDI acquisition. Future developments related to new or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our results of operations or financial position in the future.

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers' compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, in connection with our acquisitions, we may become subject to significant claims of which we were unaware at the time of the acquisition or the claims that we were aware of may result in our incurring a significantly greater liability than we anticipated. We maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance to protect us against potential loss exposures. In addition, in connection with acquisitions, we have acquired certain rights to insurance coverage applicable to claims or litigation associated with businesses we have acquired. We expect this insurance to cover a portion of these claims. In addition, we believe we are entitled to indemnification from third parties for some of these claims.

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

Pending Litigation -- We believe that we should ultimately prevail on a pending litigation claim with VSI Holdings, Inc. On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc. (VSI) seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI's allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. There can be no assurance that we will be successful in the litigation and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

Employment -- On July 8, 2002, a labor contract involving hourly employees at our aerospace components business expired without renewal. As a result, 117 employees at this business are now on strike. Based on current information, we believe that it is reasonably possible that negotiations for a new contract will remain unresolved for the foreseeable future. Although this event will unfavorably impact the future results of this business until the labor contract is finalized, we do not expect it to have a material unfavorable impact on the company as a whole.

On July 3, 2002, our Board of Directors amended the employment agreement of our Chairman, President, and Chief Executive Officer by granting him 500,000 restricted shares of our stock at the market price of $97.70 per share pursuant to the shareholder approved plan. The shares vest in five annual installments of 100,000 shares commencing on July 3, 2007. The grant will be fully vested on July 3, 2011. If the grant of shares had been awared on January 1, 2002, the impact on diluted income per share of common stock for the entire year would be approximately $0.12 per share.

As previously disclosed in our most recent proxy statement dated March 21, 2002, in connection with the relocation of our corporate headquarters to Charlotte, North Carolina, we offered relocating employees the opportunity to borrow money from us, in varying amounts depending on level of employment, to finance the purchase of his or her primary residence in the greater Charlotte area. We have completed the issuance of these loans in conjunction with the completion of our corporate headquarters relocation. As of July 30, 2002, we have made offers of relocation home loans to 37 employees, including loans to four of our executive officers with an aggregate principal amount of $7.0.

Stock Buyback -- On February 2000, our Board of Directors authorized a share repruchase program for up to $250.0 and as of June 30, 2002 we had $111.2 unused. Since June 30, 2002, and through August 12, 2002, we have repurchased
0.668 shares of our stock on the open market for a total consideration of $64.4.

Inrange Technolgies Corporation, our publicly traded subsidiary, has been authorized by its Board of Directors to repurchase up to $20.0 of its common stock. As of August 12, 2002, Inrange has repurchased $11.6 of common stock under this program. These share repurchases are reflected as financing activities in our Condensed Consolidated Statement of Cash Flows.

Pension Income -- Our domestic pension plans have plan assets in excess of plan obligations. This over-funded position results in pension income as the increase in market value of the plans' assets exceeds costs associated with annual employee service. In the first six months of 2002, we recorded net pension income of $14.2 compared to $18.6 in the first six months of 2001. There can be no assurance that future periods will include similar amounts of net pension income.

Significance of Goodwill and Intangibles -- We had goodwill of $2,516.2, net intangible assets of $525.6 and shareholders' equity of $1,769.1 at June 30, 2002. In accordance with SFAS No.142, we amortize our definite lived intangible assets on a straight-line basis over lives ranging from 4 to 10 years. There can be no assurance that circumstances will not change in the future that will affect the useful lives or the carrying value of our goodwill and intangible assets.

On July 20, 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements change the accounting for business combinations, goodwill, and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. See Note 8 to the Condensed Consolidated Financial Statements for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The provisions of SFAS No. 143 will change the way companies must recognize and measure retirement obligations that result from the acquisition, construction, development, or normal operation of a long-lived asset. We will adopt the provisions of SFAS No. 143 as required on January 1, 2003 and at this time have not yet assessed the impact that adoption might have on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and also supersedes the provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002.

In April 2002, the FASB issued SFAS No. 145 "Rescission of Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Effective July 1, 2002, we early adopted the provisions of SFAS No.
145. Except for the provisions regarding the gains and losses from the extinguishment of debt, we do not believe the provisions of SFAS No.145 will have an impact on our financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We frequently engage in strategic restructuring and integration initiatives that include exit and disposal activities. Accordingly, we expect that SFAS No. 146 could impact the way in which we account for certain restructuring costs; however, at this time, we have not fully assessed the impact of adopting this statement.

Economic Value Added "EVA" -- EVA is an integral part of our culture. EVA is a measure of residual income. Put most simply, EVA is net operating profit after-tax minus a charge for the cost of all capital invested in an enterprise. As such, EVA is an estimate of economic profit, or the amount by which after-tax earnings exceed or fall short of the required minimum rate of return that both shareholders and lenders could get by investing in other securities of comparable risk. The equation to calculate EVA is net operating profit after taxes less the expression of the weighted average cost of capital of the firm multiplied by total operating capital. The EVA evaluation model is important to investors because it is the system that management uses to make investment decisions and because we base our variable compensation system on the model.

                                 ______________

Some of the statements in this document and any documents incorporated by reference constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industries' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results" in our 2001 Annual Report on Form 10-K, as amended by Form 10-K/A, and in any future filings that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2001 and does not believe that such risks will result in significant adverse impacts to financial condition or our results of operations.

                          PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers' compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, in connection with our acquisitions, we may become subject to significant claims of which we were unaware at the time of the acquisition or the claims that we were aware of may result in our incurring a significantly greater liability than we anticipated. We maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance to protect us against potential loss exposures. In addition, in connection with acquisitions, we have acquired certain rights to insurance coverage applicable to claims or litigation associated with businesses we have acquired. We expect this insurance to cover a portion of these claims. In addition, we believe we are entitled to indemnification from third parties for some of these claims.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on April 24, 2002 at which shareholders elected two directors to three-year terms expiring in 2005, approved an amendment to our Certificate of Incorporation that increased the number of shares of authorized common stock from 100,000,000 to 200,000,000, and approved the amendment and restatement of the 1992 Stock Compensation Plan to, among other things, extend the period during which awards may be granted to December 31, 2011.

The results of the voting in connection with the above items were as follows:

                                                                      Broker       Withheld /
                                                       For           non-vote        Against       Abstain
                                                       ---           --------        -------       -------
Proposal 1 - Election of Directors
  J. Kermit Campbell                                 34,272,673              -              -      406,427
  Emerson U. Fullwood                                34,272,673              -              -      406,427

Proposal 2 - Amendment to the SPX                    30,991,242              -      3,504,212      183,646
  Certificate of Incorporation

Proposal 3 - Amendment and Restatement               16,083,561      2,882,909     15,479,627      233,003
  of the SPX 1992 Stock Compensation Plan

ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         3.1    Restated Certificate of Incorporation, as amended.

         4.1    Amendment No. 2 to Rights Agreement dated as of June 26, 2002.

         10.1   Amended and Restated Credit Agreement dated as of July 24,
                2002.*

         10.2 SPX Corporation 2002 Stock Compensation Plan, as amended and restated.

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

            * The exhibits and schedules are not filed, but SPX undertakes to furnish a copy of any exhibit or schedule to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K

         On April 25, 2002, we filed a Form 8-K containing our press release dated April 23, 2002. This press release contained our first quarter 2002 earnings information.

         On June 10, 2002, we filed a Form 8-K announcing that we dismissed Arthur Andersen LLP as our principal public accountants and engaged Deloitte & Touche LLP to serve as our principal public accountants for fiscal year 2002. We also announced that we dismissed KPMG LLP and Conn Geneva & Robinson as the public accountants for certain of our defined contribution benefit plans and engaged Plante & Moran LLP as the public accountants for those plans for the plan years ended December 31, 2001.

         On July 25, 2002, we filed a Form 8-K containing our press release dated July 24, 2002. This press release contained our second quarter 2002 earnings information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SPX CORPORATION
                                                 -----------------------------
                                                 (Registrant)

Date: August 13, 2002                            By /s/ John B. Blystone
                                                 -----------------------------
                                                 John B. Blystone
                                                 Chairman, President and
                                                 Chief Executive Officer

Date: August 13, 2002                            By /s/ Patrick J. O'Leary
                                                 -----------------------------
                                                 Patrick J. O'Leary
                                                 Vice President Finance,
                                                 Treasurer and Chief
                                                 Financial Officer

Date: August 13, 2002                            By /s/ Ron Winowiecki
                                                 -----------------------------
                                                 Ron Winowiecki
                                                 Corporate Controller and
                                                 Chief Accounting Officer