Form 10-Q
period 2002-09-30
SPX CORP
filed 2002-11-12
CIK 88205

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                 [X] Yes [_] No

             Common shares outstanding November 8, 2002 80,526,723

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                        SPX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ($ in millions)

                                                          (Unaudited)
                                                         September 30,    December 31,
                                                             2002             2001
                                                             ----             ----
ASSETS

   Current assets:
   Cash and equivalents                                    $   271.4        $   460.0
   Accounts receivable, net                                  1,033.9            976.2
   Inventories                                                 669.3            625.5
   Prepaid and other current assets                             97.7            130.7
   Deferred income taxes and refunds                           284.7            236.6
                                                           ---------        ---------
      Total current assets                                   2,357.0          2,429.0
   Property, plant and equipment                             1,386.8          1,279.2
   Accumulated depreciation                                   (551.2)          (439.7)
                                                           ---------        ---------
   Net property, plant and equipment                           835.6            839.5
   Goodwill                                                  2,562.6          2,374.8
   Intangible assets, net                                      551.9            686.9
   Other assets                                                798.6            749.9
                                                           ---------        ---------
      Total assets                                         $ 7,105.7        $ 7,080.1
                                                           =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
   Accounts payable                                        $   548.3        $   514.3
   Accrued expenses                                            861.7            856.9
   Current maturities of long-term debt                        155.8            161.6
                                                           ---------        ---------
      Total current liabilities                              1,565.8          1,532.8
   Long-term debt                                            2,248.5          2,450.8
   Deferred income taxes                                       822.2            752.6
   Other long-term liabilities                                 645.8            603.6
                                                           ---------        ---------
      Total long-term liabilities                            3,716.5          3,807.0
   Minority interest                                            11.8             25.0
   Shareholders' equity:
   Common stock                                                866.8            833.0
   Paid-in capital                                             847.2            722.5
   Retained earnings                                           401.4            350.8
   Unearned compensation                                       (47.5)              -
   Accumulated other comprehensive loss                        (78.3)           (90.5)
   Common stock in treasury                                   (178.0)          (100.5)
                                                           ---------        ---------
      Total shareholders' equity                             1,811.6          1,715.3
                                                           ---------        ---------
      Total liabilities and shareholders' equity           $ 7,105.7        $ 7,080.1
                                                           =========        =========


        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                           Three months ended           Nine months ended
                                                              September 30,               September 30,
                                                              -------------               -------------
                                                           2002          2001           2002          2001
                                                           ----          ----           ----          ----
Revenues                                                 $1,286.2       $1,216.7      $3,674.2      $2,807.2
Costs and expenses:
  Cost of products sold                                     881.3          816.9       2,471.8       1,903.6
  Selling, general and administrative                       237.5          241.2         713.9         541.5
  Intangible/goodwill amortization                            2.2           20.9           5.9          46.5
  Special charges                                             5.9            4.0          63.1          47.9
                                                         --------       --------      --------      --------
    Operating income                                        159.3          133.7         419.5         267.7
Other income (expense), net                                   5.0            1.3           5.4          (7.4)
Equity earnings in joint ventures                             8.6            8.5          27.2         26.9
Interest expense, net                                       (48.6)         (39.6)       (124.0)        (94.6)
                                                         --------       --------      --------      --------
    Income before income taxes                              124.3          103.9         328.1         192.6
Provision for income taxes                                  (48.5)         (44.7)       (128.9)        (84.6)
                                                         --------       --------      --------      --------
Income before change in accounting principle                 75.8           59.2         199.2         108.0
Change in accounting principle                                  -              -        (148.6)            -
                                                         --------       --------      --------      --------
Net income                                               $   75.8       $   59.2      $   50.6      $  108.0
                                                         ========       ========      ========      ========
Basic income per share of common stock
    Income before change in accounting principle         $   0.92       $   0.74      $   2.43      $   1.53
    Change in accounting principle                              -              -         (1.81)            -
                                                         --------       --------      --------      --------
    Net income per share                                 $   0.92         $ 0.74      $   0.62      $   1.53
                                                         ========       ========      ========      ========

Weighted average number of common shares outstanding       81.968         80.178        81.954        70.420
Diluted income per share of common stock
    Income before change in accounting principle         $   0.91       $   0.72      $   2.38      $   1.50
    Change in accounting principle                              -              -         (1.78)            -
                                                         --------       --------      --------      --------
    Net income per share                                 $   0.91       $   0.72      $   0.60      $   1.50
                                                         ========       ========      ========      ========

Weighted average number of common shares outstanding       83.194        81.756         83.772        71.992

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ($ in millions)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                  2002            2001
                                                                                  ----            ----
Cash flows from (used in) operating activities:
Net income                                                                      $    50.6       $   108.0
Adjustments to reconcile net income to net cash from operating activities -
  Change in accounting principle                                                    148.6               -
  Special charges                                                                    75.7            61.4
  Loss on early extinguishment of debt                                               10.1               -
  Loss on sale of assets                                                              2.9            11.8
  Deferred income taxes                                                              90.4            60.0
  Depreciation                                                                       87.0            64.7
  Amortization of goodwill and intangibles                                           14.4            59.4
  Amortization of original issue discount on LYONs                                   17.0            12.9
  Employee benefits                                                                  (1.4)          (23.0)
  Other, net                                                                          0.5               -
Changes in working capital, net of effects from acquisitions and divestitures
  Accounts receivable and other                                                      (0.2)         (109.6)
  Inventories                                                                       (20.6)           28.5
  Accounts payable, accrued expenses, and other                                    (110.8)          (11.7)
  Changes in working capital securitizations                                        (21.0)           (0.3)
  Cash spending on restructuring actions                                            (71.9)          (25.5)
                                                                                ---------       ---------
Net cash from operating activities                                                  271.3           236.6

Cash flows from (used in) investing activities:
  Business and fixed asset divestitures                                              29.3           163.0
  Business acquisitions and investments, net of cash acquired                      (148.4)         (503.5)
  Capital expenditures                                                              (69.7)         (113.4)
  Other, net                                                                         (3.1)          (16.0)
                                                                                ---------       ---------
Net cash used in investing activities                                              (191.9)         (469.9)

Cash flows from (used in) financing activities:

  Borrowings under other debt agreements                                          1,201.0         1,724.2
  Payments under other debt agreements                                           (1,431.8)       (1,252.7)
  Purchase of common stock                                                          (77.5)              -
  Common stock issued under stock incentive programs                                 48.6            28.6
  Common stock issued under exercise of stock warrants                               24.2               -
  Other, net                                                                        (32.5)              -
                                                                                ---------       ---------
Net cash (used in) from financing activities                                       (268.0)          500.1
                                                                                ---------       ---------

Net (decrease) increase in cash and equivalents                                    (188.6)          266.8
Cash and equivalents, beginning of period                                           460.0            73.7
                                                                                ---------       ---------
Cash and equivalents, end of period                                             $   271.4       $   340.5
                                                                                =========       =========

        The accompanying notes are an integral part of these statements.

                        SPX CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                (in millions, except per share and per LYON data)

1.   BASIS OF PRESENTATION

In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of consolidated income and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles ("GAAP"). Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. Interim results are not necessarily indicative of results for a full year. In connection with the October 24, 2002 two-for-one stock split, the capital accounts, all share data and earnings per share data in this report give effect to the stock split, applied retroactively, as if the split had occurred on January 1, 2001. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2001 Annual Report on Form 10-K, as amended by Form 10-K/A.

2.   NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements change the accounting for business combinations, goodwill and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. See Note 8 to the Condensed Consolidated Financial Statements for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The provisions of SFAS No. 143 will change the way companies must recognize and measure retirement obligations that result from the acquisition, construction, development or normal operation of a long-lived asset. We will adopt the provisions of SFAS No. 143 as required on January 1, 2003 and at this time have not yet assessed the impact the adoption might have on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and also supersedes the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Effective July 1, 2002, we early adopted the provisions of SFAS No.
145. In accordance with the provisions regarding the gains and losses from the extinguishment of debt, we recorded a charge, to interest expense, in the third quarter as a result of our July 25, 2002 credit facility refinancing. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We frequently engage in strategic restructuring and integration initiatives that include exit and disposal activities. Accordingly, we expect that SFAS No. 146 could impact the way in which we account for certain restructuring costs; however, at this time, we have not assessed the impact of adopting this statement.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS 147 will not have an impact on our financial position and results of operations.

3.   ACQUISITIONS AND DIVESTITURES

We use acquisitions as a part of our strategy to acquire access to new technologies, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. We continually review each of our businesses pursuant to our "fix, sell or grow" strategy. Business acquisitions and dispositions for the nine months ended September 30, 2002 and 2001 are described below.

All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the condensed consolidated statements of income include the results of each acquired business since acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by independent appraisals and management based on information available and on assumptions as to future operations. We complete our reviews and determinations of the fair value of the assets acquired and liabilities assumed within one year after acquisition. These reviews include finalizing any strategic reviews of the businesses acquired and our plans to integrate their operations, evaluating the contingent and actual liabilities assumed and obtaining final appraisals of the tangible and intangible assets acquired. The allocation of the purchase price is subject to revision for up to one year from the acquisition date.

Acquisitions--2002

During the first quarter, in the Technical Products and Systems segment, we completed three acquisitions for cash with an aggregate purchase price of $38.2. In aggregate, the acquired companies had revenues of $46.3 in the twelve months prior to the respective dates of acquisition. These acquisitions include the acquisition of certain assets and liabilities of Dukane Communications Systems by our building life-safety systems business based in Cheshire, CT.

During the first quarter, in the Industrial Products and Services segment, we completed one acquisition for a purchase price of $13.4, which included the issuance of common stock valued at $11.5. The acquired company had revenue of $9.6 in the twelve months prior to the date of acquisition. The acquisition was made by our power systems business based in Waukesha, WI.

During the second quarter, in the Technical Products and Systems segment, we completed one acquisition for a purchase price of $3.9, which included the issuance of common stock valued at $2.9. The acquired company had revenue of $3.0 in the twelve months prior to the date of acquisition. The acquisition was made by our security & investigations business based in Charlotte, NC.

During the second quarter, in the Flow Technology segment, we acquired Daniel Valve Company for a cash purchase price of $72.0. Daniel Valve had revenue of $46.7 in the twelve months prior to the date of acquisition. The acquisition was made by our valves and controls business based in Sartell, MN.

During the third quarter, we completed the acquisition of certain assets and subsidiaries of the Balcke Cooling Products Group ("Balcke") from Babcock Borsig AG for a net purchase price of approximately $44.3, which includes debt assumed. Of the purchase price, $14.0 had not been paid as of September 30, 2002; however, we expect that this amount will be paid in the fourth quarter of 2002, subject to the resolution of certain purchase agreement matters. Based in Oberhausen, Germany, Balcke is a leader in the design, manufacture and marketing of dry and wet cooling system products in the global power, chemical, petro chemical and process industries. Balcke had revenues of approximately $226.0 in the twelve months prior to the date of acquisition. This business is integrated into our cooling towers business, which is part of our Flow Technology segment. The integration actions planned for Balcke are more extensive than actions taken at most of our bolt-on acquisitions, current plans call for the closure of nine Balcke facilities and a reduction in employee headcount of approximately 250. The costs associated with these actions are considered liabilities assumed and are accounted for as part of the purchase price allocation.

During the third quarter, in the Service Solutions segment, we completed one acquisition for a purchase price of $5.0. The acquired company had revenues of $4.8 in the twelve months prior to the date of acquisition. This acquisition will become part of the technical information services business.

These acquisitions are not material individually or in the aggregate.

Acquisitions--2001

During the first quarter, in the Technical Products and Systems segment, we completed four acquisitions for cash with an aggregate purchase price of $74.8. In aggregate, the acquired companies had revenues of $86.9 in the twelve months prior to the respective dates of acquisition. These acquisitions included TCI International and Central Tower, made by our TV and radio transmission systems business based in Raymond, ME.

During the first quarter, in the Industrial Products and Services segment, we completed two acquisitions for a cash purchase price of $32.4. In aggregate, the acquired companies had revenues of $52.9 in the twelve months prior to the respective dates of acquisition. These acquisitions included Carfel, made by our automotive filtration systems business based in Des Plaines, IL.

During the first quarter, in the Flow Technology segment, we completed two acquisitions for cash with an aggregate purchase price of $13.2. In aggregate, the acquired companies had revenues of $16.7 in the twelve months prior to the respective dates of acquisition.

During the second quarter, in the Technical Products and Systems segment, we completed one acquisition for a cash purchase price of $10.4. The acquired company had revenue of $17.7 in the twelve months prior to the date of acquisition. The acquisition was made by our network and switching products business based in Lumberton, NJ.

During the third quarter, in the Technical Products and Systems segment, we completed the acquisition of Kendro Laboratory Products, L.P. of Newtown, CT for $320.0 in cash. Kendro designs, manufactures, and markets sample-preparation and processing products and services for life-sciences markets including pharmaceuticals, genomics, proteomics and others. The acquired company had revenue of $204.8 in the twelve months prior to the date of acquisition.

These acquisitions are not material individually or in the aggregate.

Divestitures--2001

During the second quarter, in the Industrial Products and Services segment, we sold our electric motor product line for $27.0 in cash and a $5.0 note due one year from the date of sale; this note was collected in full during the second quarter of 2002. In the second quarter of 2001, a loss of $11.8 was recorded on the sale. In 2000, this product line had revenues of $75.3.

On August 27, 2001, we sold all of our petroleum pump product lines, formerly of United Dominion Industries Limited ("UDI"), for a cash purchase price of $40.0. These product lines were held for sale as of the acquisition date of UDI and, accordingly, no gain or loss was recorded on the sale of these product lines.

UDI Acquisition--May 24, 2001

On May 24, 2001, we completed the acquisition of UDI in an all-stock transaction valued at $1,066.9 including $128.0 of cash costs related to transaction fees and corporate change in control matters. We issued a total of 18.770 shares (7.780 from treasury) to complete the transaction. We also assumed or refinanced $884.1 of UDI debt bringing the total transaction value to $1,951.0.

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

The acquisition was accounted for using the purchase method of accounting in accordance with APB No.16 and 17, and, accordingly, the condensed consolidated statements of income include the results of UDI beginning May 25, 2001. The assets acquired and liabilities assumed were recorded at fair values with useful lives as determined by independent appraisals and management. As of the second quarter 2002, we have completed our review and determination of the fair value of the assets acquired and liabilities assumed.

As a result of the acquisition of UDI, we have incurred to date integration expenses for the incremental costs to exit and consolidate activities at UDI locations, involuntarily terminate UDI employees, and other costs to integrate operating locations and other activities of UDI with SPX. GAAP requires that these acquisition integration expenses, which are not associated with the generation of future revenues and which do not benefit activities that will be continued, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require acquisition integration expenses, associated with integrating SPX operations into UDI locations, to be recorded as expense. These expenses are discussed in Note 5. The balances of the acquisition integration liabilities included in the purchase price allocation for UDI are as follows:

                                                                        Facility
                                       Work force    Non-cancelable   Consolidation/
                                       Reductions       Leases            Other         Total
Balance at June 30, 2002                 $14.8          $ 7.4            $ 14.3         $36.5
Payments                                  12.0            0.5               9.7          22.2
                                         -----          -----            ------         -----
Balance at September 30, 2002            $ 2.8          $ 6.9             $ 4.6         $14.3
                                         =====          =====             =====         =====

The acquisition of UDI significantly affects the comparability of the 2002 and 2001 results of operations. Unaudited pro forma results of operations for the nine months ended September 30, 2001 are presented below as if the acquisition of UDI, which was acquired on May 24, 2001, took place on January 1, 2001. Effective January 1, 2002, we adopted the remaining provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized. Accordingly, we discontinued amortization of these assets on the date of adoption. The following 2001 pro forma results assume that the cessation of the amortization of goodwill and indefinite lived intangible assets occurred on January 1, 2001. We believe that the following pro forma results of operations will facilitate more meaningful analysis.

The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results do not include any anticipated cost savings or expenses of the planned integration of UDI and SPX, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or that may result in the future. The consolidated interest expense has been computed on assumptions that the refinancing of UDI debt occurred entirely under the credit agreement, in place as of the merger, and not through the issuance of publicly traded or privately placed notes. Interest income was not changed from historical amounts and debt issuance costs are amortized over five years. The pro forma results assume the fair values and lives of definite lived intangible assets as determined by independent appraisals. The pro forma consolidated effective income tax rate for the combined companies includes the impact of special and other charges and unusual items as well as increases in foreign income tax rates due to the acquisition.

                                                               Nine months ended
                                                                 September 30,
                                                            -----------------------
                                                              2002          2001
                                                             Actual       Pro Forma
                                                            --------      ---------
Revenues                                                    $3,674.2       $3,701.6
Income before change in accounting principle (1)               199.2          153.1
Net income                                                      50.6          153.1

Basic income per share:
      Income before change in accounting principle          $   2.43       $   1.92
      Change in accounting principle                           (1.81)             -
                                                            --------       --------
      Net income per share                                  $   0.62       $   1.92
                                                            ========       ========
Diluted income per share:
      Income before change in accounting principle          $   2.38       $   1.88
      Change in accounting principle                           (1.78)             -
                                                            --------       --------
      Net income per share                                  $   0.60       $   1.88
                                                            ========       ========

(1) We recorded a charge for a change in accounting principle of $148.6 as a result of adopting the provisions of SFAS No. 142. See Note 8 to the Condensed Consolidated Financial Statements for more detail.

4. BUSINESS SEGMENT INFORMATION

We are a global provider of technical products and systems, industrial products and services, flow technology and service solutions. We offer a diverse collection of products, which include scalable storage networking solutions, fire detection and building life-safety products, TV and radio broadcast antennas and towers, life science products and services, transformers, compaction equipment, high-tech die castings, dock products and systems, cooling towers, air filtration products, valves, back-flow prevention and fluid handling equipment, and metering and mixing solutions. Our products and services also include specialty service tools, diagnostic systems, service equipment and technical information services. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, financial services, transportation and power generation.

We have aggregated certain operating segments in accordance with the criteria defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The primary aggregation factors considered in determining the segments were the nature of products sold, production processes and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering special and other charges, including those recorded in cost of products sold. This is consistent with the way our chief operating decision maker evaluates the results of each segment. Our results of operations are reported in four segments: Technical Products and Systems, Industrial Products and Services, Flow Technology and Service Solutions.

Technical Products and Systems

The Technical Products and Systems segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances, and acquisitions. This segment includes operating units that design and manufacture scalable storage networking solutions; fire detection and integrated building life-safety systems; TV and radio transmission systems; automated fare collection systems; laboratory centrifuges, incubators, lab ovens, testing chambers and freezers; electrical test and measurement solutions; cable and pipe locating devices; electrodynamic shakers; industrial ovens; and provide professional investigation and security services.

Industrial Products and Services

The strategy of the Industrial Products and Services segment is to provide "Productivity Solutions for Industry." This segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment. This segment includes operating units that design, manufacture and market power transformers, hydraulic systems, high-integrity aluminum and magnesium die-castings, automatic transmission filters, industrial filtration products, dock equipment, material handling equipment, electric resistance heaters, soil, asphalt and landfill compactors and components for the aerospace industry.

Flow Technology

The Flow Technology segment designs, manufactures and markets solutions and products that are used to process or transport fluids and heat transfer applications. This segment includes operating units that manufacture pumps and other fluid handling machines, valves, cooling towers, boilers and industrial mixers.

Service Solutions

Service Solutions includes operations that design, manufacture and market a wide range of specialty service tools, hand-held diagnostic systems and service equipment, inspection gauging systems and technical and training information, primarily to the vehicle franchise dealer industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors.

Inter-company sales among segments are not significant. Operating income by segment excludes special and other charges, including those recorded in cost of products sold, general corporate expenses and corporate special charges to be consistent with the reporting basis on which management internally evaluates segment performance. See Note 5 to the Condensed Consolidated Financial Statements for more detail on special and other charges by segment.

Financial data for our business segments are as follows:

                                          Three months                Nine months
                                      ended September 30,        ended September 30,
                                     --------------------       --------------------
                                       2002        2001           2002         2001
                                       ----        ----           ----         ----
Revenues:
Technical Products and Systems       $  338.3    $  301.5       $  961.4     $  761.5
Industrial Products and Services        411.7       422.7        1,226.7        989.0
Flow Technology                         370.1       315.9          966.5        560.1
Service Solutions                       166.1       176.6          519.6        496.6
                                     --------    --------       --------     --------
                                     $1,286.2    $1,216.7       $3,674.2     $2,807.2
                                     ========    ========       ========     ========

Operating Income:
Technical Products and Systems       $   59.0    $   41.0       $  149.6     $  111.1
Industrial Products and Services         57.0        53.4          184.7        132.2
Flow Technology                          58.1        43.0          142.6         77.6
Service Solutions                        18.5        13.3           60.4         40.6
                                     --------    --------        -------     --------
Total Segment Operating Income          192.6       150.7          537.3        361.5
General Corporate                       (14.8)      (13.0)         (42.1)       (32.4)
Special and Other Charges               (18.5)       (4.0)         (75.7)       (61.4)
                                     --------    --------        -------     --------
                                     $  159.3    $  133.7       $  419.5     $  267.7
                                     ========    ========       ========     ========

5.   SPECIAL AND OTHER CHARGES

Special and Other Charges--2002

As part of our Value Improvement Process(R), we right size and consolidate operations to drive results. Additionally, due to our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines, and rationalize and consolidate manufacturing capacity to maximize EVA(R) improvement. As a result of our strategic review process, we recorded special charges of $63.1 and $47.9 in the nine months ended 2002 and 2001, respectively. These special charges are primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce our work force, rationalize certain product lines, and recognize asset and goodwill impairments. Additionally, in the first nine months, we recorded other charges to cost of products sold of $12.6 in 2002 and $13.5 in 2001 primarily for discontinued product lines and other product changes primarily associated with restructuring initiatives.

The purpose of our restructuring initiatives is to improve profitability, streamline operations, reduce costs, and improve efficiency. We estimate that we will achieve operating cost reductions in 2002 and beyond through reduced employee and manufacturing costs and other facility overhead.

The components of the charges have been computed based on actual cash payouts, our estimate of the realizable value of the affected tangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies and local laws.

EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when management having the appropriate level of authority to involuntarily terminate employees approves and commits us to the plan of termination, establishes the benefits that current employees will receive upon termination, and prior to the date of the financial statements, the benefit arrangement is communicated to employees. The communication of the benefit arrangement includes sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are terminated. Other exit costs are costs resulting from an exit plan that are not associated with or do not benefit activities that will be continued. We record that cost if it is not associated with or is not incurred to generate revenues after the exit plan's commitment date, and it meets either of the following criteria: (1) the cost is incremental to other costs that we incur in the conduct of our activities prior to the commitment date and will be incurred as a direct result of the exit plan, or (2) the cost represents amounts that we will incur under a contractual obligation that existed prior to the commitment date and will either continue after the exit plan is completed with no economic benefit to us or be a penalty incurred by us to cancel the contractual obligation. All employee termination and other exit costs associated with the restructuring actions described below were accounted for in accordance with EITF No. 94-3.

Non-cash asset impairments are accounted for in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Typically, our non-cash asset impairments arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured business. For these situations, we recognize an impairment loss when the carrying amount of an asset exceeds the sum of the cash flows expected to result from the use and eventual disposition of the asset. Realization values for assets subject to impairment testing are primarily determined by third-party appraisals, quoted market prices or previous experience. If an impaired asset remains in service at the decision date, the remaining net book value is depreciated until the asset is no longer used in operating activities. When an impaired asset is removed from service, sale of the asset is probable, and the asset is made available for sale, depreciation of the asset is discontinued and the asset is determined to be an asset held for sale.

Special and other charges for the three and nine month periods, including charges recorded in cost of products sold, ended September 30, 2002 and 2001 include the following:

                                                                        Three months                        Nine months
                                                                     ended September 30                 ended September 30
                                                                     ------------------                 ------------------
                                                                    2002             2001              2002             2001
                                                                    ----             ----              ----             ----
Employee Benefit Costs                                              $ 5.6           $    -             $32.7            $10.8
Facility Consolidation Costs                                          0.3              1.3              10.5             11.5
Other Cash Costs                                                        -                -               3.1              8.7
Non-Cash Asset Write-downs                                           12.6              2.7              29.4             30.4
                                                                    -----           ------             -----            -----
   Total Special and Other Charges                                  $18.5           $  4.0             $75.7            $61.4
                                                                    =====           ======             =====            =====

In the third quarter of 2002, we recorded $18.5 of charges, of which $12.6 was recorded as a component of cost of products sold. Excluding the charges recorded in cost of products sold, $2.5 was recorded in the Technical Products and Systems segment, $1.5 was recorded in the Industrial Products and Services segment, $0.8 was recorded in the Flow Technology segment, and $1.1 was recorded in the Service Solutions segment. Of the $12.6 recorded in cost of products sold, $3.1 was recorded in Flow Technology and $9.5 was recorded in Service Solutions.

The charges recorded in the third quarter are primarily related to employee benefit costs for work force reductions at our dock products business and specialty tools business, and previously announced facility consolidation actions at our network and switching products business. In addition, the inventory charges recorded in cost of products sold are associated with the realignment of certain inventory related primarily to market conditions, our decision to outsource non-core components, mechanical tool assemblies, and portions of our air conditioning product lines and the closure of a facility. The new restructuring initiatives announced in the third quarter of 2002 resulted in the elimination of approximately 52 hourly and 26 salaried domestic employees.

Operating income for the nine months ended September 30, 2002 was reduced by $75.7 of charges, primarily related to the actions described below. Of this charge, $12.6 is recorded as a component of cost of products sold.

In the Technical Products and Systems segment, $15.6 of charges was recorded for the nine months ended September 30, 2002. These charges related primarily to employee benefit costs and facility consolidation costs for the announced closure of three engineering and service facilities, as well as the restructuring of certain sales, marketing, and administrative functions at our network and switching products business. The affected facilities are located in Shelton, CT, Pittsburgh, PA, and Fairfax, VA. This restructuring will result in the consolidation of our network and switching products business research and development functions into its headquarters in Lumberton, NJ. Substantially completed, these restructuring actions resulted in the elimination of approximately 172 domestic salaried employees.

In the Industrial Products and Services segment, $30.4 of charges was recorded for the nine months ended September 30, 2002. These charges represented employee benefit costs, facility consolidation costs, and asset impairments and are primarily associated with the announced closure of the Milpitas, CA manufacturing facility at our power systems business, a restructuring action at our hydraulic systems business that will result in the exiting of certain machining operations, and a work force reduction at our dock products business. Currently, the impaired assets are being depreciated and will remain in service until the first half of 2003. When completed, these restructuring actions will result in the elimination of approximately 374 hourly and 201 salaried domestic employees.

In the Flow Technology segment, $9.3 of charges was recorded for the nine months ended September 30, 2002. Of these charges, $6.2 related to employee benefit costs for work force reduction initiatives taken at our process and fluid handling business as well as facility consolidation costs for additional business consolidation actions taken by our valves and controls business. The actions taken at our valves and controls business are predominantly for the integration of existing valve businesses into our newly acquired Daniel Valve business. These restructuring and integration initiatives resulted in the termination of approximately 128 hourly and 38 salaried domestic employees. In addition, $3.1 of this charge was recorded in cost of products sold for inventory disposed of as part of our decision to discontinue a product line. In connection with the exit of this product line, we finalized other restructuring actions, primarily headcount reductions. The announcements to the impacted employees will occur in October of 2002 and we will recognize the associated costs in the fourth quarter of 2002.

In the Service Solutions segment, $11.0 of charges was recorded for the nine months ended September 30, 2002. Of these charges, $1.5 related to as-incurred exit costs associated with previously announced business integration actions as well as employee benefit costs for a work force reduction initiative that eliminated approximately 36 hourly domestic employees. Of this charge, $9.5 was recorded in cost of products sold, which is associated with the realignment of certain inventory related primarily to market conditions, our decision to outsource non-core components, mechanical tool assemblies, and portions of our air conditioning product lines and the closure of a facility. In connection with these outsourcing initiatives, we have formalized other restructuring actions, primarily headcount reductions. The announcements to the impacted employees will occur in October of 2002 and we will recognize the associated costs in the fourth quarter of 2002.

The Corporate special charges for the nine months ended September 30, 2002 of $9.4 relate to the final costs to complete the relocation of our corporate headquarters to Charlotte, NC, and the impairment of a corporate asset no longer in use and held for sale.

Special and Other Charges--2001

In the third quarter of 2001, we recorded charges that reduced operating income by $4.0. A special charge of $2.7 was recorded in the Technical Products and Systems segment to write-down the value of an investment held in a third party. We recorded $1.3 of special charges in the Industrial Products and Services segment. These charges related primarily to previously announced plant consolidation costs.

Operating income for the nine months ended September 30, 2001, was reduced by charges of $61.4, $13.5 of which related to inventory write-downs recorded in cost of products sold. These charges related to work force reductions, asset write-downs, and other cash costs associated with plant consolidation, exiting certain product lines and facilities and other restructuring actions. The costs of employee termination benefits relate to the elimination of approximately 597 positions, primarily manufacturing, sales and administrative personnel located in the United States.

In the Technical Products and Systems segment, $16.8 of charges was recorded for the nine months ended September 30, 2001. These charges were due primarily to work force reductions, asset impairments associated with our network and switching products business exiting the telecom business and the impairment of an investment held in a supplier. Of this charge, $4.9 was recorded in cost of products sold.

In the Industrial Products and Services segment, $11.5 of charges was recorded for the nine months ended September 30, 2001. These costs related primarily to work force reductions, plant consolidations, asset impairments associated with exiting a product line and the closing of a manufacturing facility in Toledo, OH and the United Kingdom. Of this charge, $1.8 was recorded in cost of products sold.

In the Service Solutions segment, $14.1 of charges were recorded for the nine months ended September 30, 2001. These charges were due primarily to work force reductions and asset impairments associated with exiting the dynometer-based emissions business in North America and closing a facility in France. We recorded $6.8 of these charges as a component of cost of products sold.

For the nine months ended September 30, 2001, charges of $19.0 were recorded at the Corporate level. Of these charges, $4.1 primarily related to the abandonment of an internet-based software system and the remaining charges of $14.9 included costs associated with the relocation of our corporate headquarters from Muskegon, MI to Charlotte, NC. In addition to severance, these relocation costs included non-cancelable lease obligations, facility-holding costs and asset impairments associated with a leased facility in Muskegon, MI.

At September 30, 2002, a total of $48.7 of restructuring liabilities remained on the Condensed Consolidated Balance Sheet as shown below. With the exception of certain multi-year operating lease obligations at closed facilities, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2001 through September 30, 2002:

Special and Other Charge Accruals

                                               Employee       Facility         Other         Total        Non-cash       Total
                                               Benefit      Consolidation      Cash          Cash          Asset        Special
                                                Costs           Costs          Costs         Costs      Write-downs     Charges
                                                -----           -----          -----         -----      -----------     -------
Balance at December 31, 2001                    $ 17.3          $12.3         $  9.6         $ 39.2
Special and Other Charges                         32.7           10.5            3.1           46.3          $29.4         $75.7
Cash Payments                                    (21.2)          (4.4)         (11.2)         (36.8)         =====         =====
                                                ------          -----         ------         ------
Balance at September 30, 2002                   $ 28.8          $18.4         $  1.5         $ 48.7
                                                ======          =====         ======         ======

6.   EARNINGS PER SHARE

The following table sets forth certain calculations used in the computation of diluted earnings per share:

                                                                 Three months ended September 30,  Nine months ended September 30,
                                                                 --------------------------------  -------------------------------
                                                                       2002           2001                2002           2001
                                                                       ----           ----                ----           ----
    Numerator:
        Net income                                                    $ 75.8         $ 59.2              $ 50.6         $ 108.0
                                                                      ------         ------              ------         -------
    Denominator (shares in millions):
        Weighted-average shares outstanding                           81.968         80.178              81.954          70.420
        Effect of dilutive securities:
           Employee stock options and warrants                         1.226          1.578               1.818           1.572
                                                                      ------         ------              ------          ------
    Adjusted weighted-average shares and assumed conversions          83.194         81.756              83.772          71.992
                                                                      ======         ======              ======          ======

Stock Split

On August 28, 2002, the Board of Directors approved a two-for-one stock split of our common stock. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business on October 1, 2002 to receive one share of common stock for every outstanding share of common stock held on that date. The 100% stock dividend was distributed on October 24, 2002. The capital stock accounts, all share data and earnings per share data in this report give effect to the stock split, applied retroactively, as if the split occurred on January 1, 2001.

7.   INVENTORY

Inventory consists of the following amounts (reduced when necessary to estimated realizable values):

                                                             September 30,   December 31,
                                                                  2002           2001
                                                                  ----           ----
           Finished goods                                        $339.6         $ 265.6
           Work in process                                        120.8           149.9
           Raw material and purchased parts                       224.2           224.7
                                                                 ------         -------
           Total FIFO cost                                       $684.6         $ 640.2
           Excess of FIFO cost over LIFO inventory value          (15.3)          (14.7)
                                                                 ------         -------
           Total inventory                                       $669.3         $ 625.5
                                                                 ======         =======

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 states goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144.

The requirements of SFAS No. 141 and amortization provisions of SFAS No. 142 were effective for any business combination initiated after July 1, 2001. We have not amortized goodwill and indefinite-lived intangibles for acquisitions completed after this date. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, we ceased amortization of all remaining goodwill and intangible assets deemed to have indefinite useful lives. The pro forma impact of this change is presented below.

Transitional Disclosures

                                                                  Three months ended      Nine months ended
                                                                    September 30,           September 30,
                                                                  ------------------      -----------------
                                                                   2002        2001        2002         2001
                                                                   ----        ----        ----         ----
Reported net income                                               $75.8       $59.2       $50.6       $108.0
    Add back: goodwill amortization, net of tax                       -        12.0           -         30.1
    Add back: trademarks/tradenames amortization, net of tax          -         3.0           -          4.8
                                                                  -----       -----       -----       ------
Adjusted net income                                               $75.8       $74.2       $50.6       $142.9
                                                                  =====       =====       =====       ======
Basic earnings per share:
Reported                                                          $0.92       $0.74       $0.62       $ 1.53
    Add back: goodwill amortization, net of tax                       -        0.15           -         0.43
    Add back: trademarks/tradenames amortization, net of tax          -        0.04           -         0.07
                                                                  -----       -----      ------       ------
Adjusted earnings per share                                       $0.92       $0.93       $0.62       $ 2.03
                                                                  =====       =====       =====       ======
Diluted earnings per share:
Reported                                                          $0.91       $0.72       $0.60       $ 1.50
    Add back: goodwill amortization, net of tax                       -        0.15           -         0.42
    Add back: trademarks/tradenames amortization, net of tax          -        0.04           -         0.07
                                                                  -----       -----       -----       ------
Adjusted earnings per share                                       $0.91       $0.91       $0.60       $ 1.99
                                                                  =====       =====       =====       ======

In accordance with the transition rules of SFAS No. 142 effective January 1, 2002, we established our reporting units based on our current reporting structure. We then assigned all existing goodwill to the reporting units, as well as other assets and liabilities that relate to the reporting unit.

We performed our transition impairment testing as of January 1, 2002. Step 1 involved comparing the carrying values of the reported net assets of our reporting units to their fair values. Fair value was based on discounted cash flow projections, but we also considered factors such as market capitalization and comparable industry price multiples. The net assets of our automotive filtration systems business and hydraulic systems business, both in our Industrial Products and Services segment, had carrying values in excess of their fair values. For these reporting units, we performed Step 2 of the impairment testing provisions.

We engaged an independent valuation and appraisal firm to assist us with the Step 2 testing. The assets and liabilities of our automotive filtration systems business and our hydraulic systems business were appraised at their current fair value to calculate implied goodwill for these reporting units. The recorded goodwill exceeded the implied goodwill by $148.6, and, accordingly, this amount was required to be written-off as a transition impairment charge and recorded as a change in accounting principle. The impaired goodwill was not deductible for income tax purposes.

The following tables reflect the initial assignment of goodwill and intangible assets to the reporting units as of January 1, 2002. Thereafter, activity reflects (1) the initial allocation of purchase price for acquisitions completed during the first nine months of 2002 and subsequent purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment, (2) disposals, (3) amortization and (4) impairment charges. This information is presented first on a consolidated basis and second on a segment basis.

Consolidated:

                                                                     Unamortized              Amortized
                                                                     -----------              ---------
                                                                    Trademarks/
                                                        Goodwill    Tradenames     Patents     Licenses       Other      Total
                                                        --------    -----------    -------     --------       -----      -----
Weighted average useful life in years                                                9            4           7

January 1, 2002 gross balance                            $2,481.5     $452.0       $ 45.1        $16.7        $10.8     $3,006.1

Acquisitions and related adjustments                        245.6       19.4         15.4          4.3          4.4        289.1
Disposals                                                   (15.9)         -            -            -            -        (15.9)
Impairment charge                                          (148.6)         -            -            -            -       (148.6)
                                                         --------     ------       ------        -----        -----     --------
September 30, 2002 gross balance                         $2,562.6     $471.4       $ 60.5        $21.0        $15.2     $3,130.7
                                                         ========     ======       ======        =====        =====     ========

January 1, 2002 accumulated amortization                                           $(2.4)        $(3.1)       $(1.5)    $  (7.0)

Amortization*                                                                       (4.2)         (3.3)        (1.7)       (9.2)
Disposals                                                                              -             -            -           -
                                                                                   -----         -----        ------    -------
September 30, 2002 accumulated amortization                                        $(6.6)        $(6.4)       $(3.2)    $ (16.2)
                                                                                   =====         =====        ======    ========

* $3.3 has been recorded as a component of cost of products sold

Estimated amortization expense:
        For year ended 2002                          $12.0
        For year ended 2003                          $13.8
        For year ended 2004                          $12.2
        For year ended 2005                          $10.2
        For year ended 2006                          $ 7.1

Segments:

                                                       Unamortized                     Amortized
                                                       -----------                     ---------
                                                             Trademarks/
                                                  Goodwill   Tradenames     Patents     Licenses     Other       Total
                                                  --------   -----------    -------     --------    ------      --------
Technical Products and Systems
    January 1, 2002 gross balance                 $ 574.4      $ 62.9        $19.3       $16.3      $  9.0      $  681.9
    Acquisitions and related adjustments             69.9         8.3         (1.3)        4.3         1.5          82.7
    Disposals                                           -           -            -           -           -             -
    Impairment charge                                   -           -            -           -           -             -
                                                  -------      ------        -----       -----      ------      --------
    September 30, 2002 gross balance              $ 644.3      $ 71.2        $18.0       $20.6      $ 10.5      $  764.6
                                                  =======      ======        =====       =====      ======      ========
    January 1, 2002 accumulated amortization                                 $(0.7)      $(3.1)     $ (1.3)     $   (5.1)
    Amortization*                                                             (2.0)       (3.3)       (0.9)         (6.2)
    Disposals                                                                    -           -           -             -
                                                                             -----       -----      ------      --------
    September 30, 2002 accumulated amortization                              $(2.7)      $(6.4)     $ (2.2)     $  (11.3)
                                                                             =====       =====      ======      ========
* $3.3 has been recorded as a component of cost
of products sold

Industrial Products and Services

    January 1, 2002 gross balance                 $ 921.5      $158.3        $15.4       $ 0.4      $  1.7      $1,097.3
    Acquisitions and related adjustments             17.0           -            -           -         2.3          19.3
    Disposals                                       (15.9)          -            -           -           -         (15.9)
    Impairment charge                              (148.6)          -            -           -           -        (148.6)
                                                  -------      ------        -----       -----      ------      --------
    September 30, 2002 gross balance              $ 774.0      $158.3        $15.4       $ 0.4      $  4.0      $  952.1
                                                  =======      ======        =====       =====      ======      ========
    January 1, 2002 accumulated amortization                                 $(0.9)      $   -      $ (0.2)     $   (1.1)
    Amortization                                                              (1.2)          -        (0.5)         (1.7)
    Disposals                                                                    -           -           -             -
                                                                             -----       -----      ------      --------
    September 30, 2002 accumulated amortization                              $(2.1)      $   -      $ (0.7)     $   (2.8)
                                                                             =====       =====      ======      ========

Flow Technology

    January 1, 2002 gross balance                 $ 728.5      $180.3        $ 9.4       $   -      $  0.1      $  918.3
    Acquisitions and related adjustments            129.8        11.1         16.6           -         0.6         158.1
    Disposals                                           -           -            -           -           -             -
    Impairment charge                                   -           -            -           -           -             -
                                                  --------     ------        -----       -----      ------      --------
    September 30, 2002 gross balance              $ 858.3      $191.4        $26.0       $   -      $  0.7      $1,076.4
                                                  =======      ======        =====       =====      ======      ========
    January 1, 2002 accumulated amortization                                 $(0.6)      $   -      $    -      $   (0.6)
    Amortization                                                              (0.8)          -        (0.3)         (1.1)
    Disposals                                                                    -           -          -             -
                                                                             -----       -----      ------      --------
    September 30, 2002 accumulated amortization                              $(1.4)      $   -      $ (0.3)     $   (1.7)
                                                                             =====       =====      ======      ========

Service Solutions

    January 1, 2002 gross balance                 $ 257.1      $ 50.5        $ 1.0       $   -      $    -       $ 308.6
    Acquisitions and related adjustments             28.9           -          0.1           -           -          29.0
    Disposals                                           -           -            -           -           -             -
    Impairment charge                                   -           -            -           -           -             -
                                                  -------      ------        -----       ------     ------       -------
    September 30, 2002 gross balance              $ 286.0      $ 50.5        $ 1.1       $   -      $    -       $ 337.6
                                                  =======      ======        =====       =====      ======       =======
    January 1, 2002 accumulated amortization                                 $(0.2)      $   -      $    -       $  (0.2)
    Amortization                                                              (0.2)          -           -          (0.2)
    Disposals                                                                    -           -           -             -
                                                                             -----       ------     ------       -------
    September 30, 2002 accumulated amortization                              $(0.4)      $   -      $    -       $  (0.4)
                                                                             =====       =====      ======       =======

As a policy, we will conduct annual impairment testing of goodwill and indefinite-lived intangibles during the fourth quarter. Goodwill and indefinite-lived intangibles will be reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with the provisions of SFAS No. 144.

9.   DEBT

Our long-term debt as of September 30, 2002 and December 31, 2001 consists of the following principal amounts:

                                                                         September 30,  December 31,
                                                                             2002           2001
                                                                             ----           ----
Tranche A loan                                                             $  331.3       $  393.7
Tranche B loan                                                                450.0          490.0
Tranche C loan                                                                750.0          823.0
LYONs, net of unamortized discount of $557.1 and $574.1, respectively         852.7          835.7
Industrial revenue bond due 2002                                                1.0            1.0
Other borrowings                                                               19.3           69.0
                                                                           --------       --------
                                                                           $2,404.3       $2,612.4
Less current maturities of long-term debt                                    (155.8)        (161.6)
                                                                           --------       --------
Total long-term debt                                                       $2,248.5       $2,450.8
                                                                           ========       ========

Credit Facility

     As of September 30, 2002, we had outstanding under our Credit Agreement:

          (a)  $331.3 of aggregate principal amount of Tranche A term loans,

          (b)  $450.0 of aggregate principal amount of Tranche B term loans, and

          (c)  $750.0 of aggregate principal amount of Tranche C term loans.

In addition, the Credit Facility provides for a commitment to provide revolving credit loans of up to $600.0. As of September 30, 2002, the revolving credit loans stand unused; however, the aggregate available borrowing capacity was reduced by $73.4 of letters of credit outstanding as of September 30, 2002.

Restated Credit Agreement

On July 25, 2002, we refinanced our existing Tranche B and Tranche C term loans and amended and restated our Credit Agreement ("Restated Credit Agreement"). The primary purpose of the refinancing and amendment of our Credit Agreement was to modify certain covenant provisions to provide for enhanced overall flexibility, as well as increased flexibility for international growth and to extend the maturity of our Tranche B and Tranche C term loans. The refinancing did not impact the terms or applicable rates on our Tranche A term loans or our revolver. We received proceeds of $450.0 from our new Tranche B term loans and $750.0 from our new Tranche C term loans. These proceeds and $96.4 of cash on hand were used to pay off our existing Tranche B and Tranche C term loans.

During the third quarter of 2002, we recorded a charge of $10.1 associated with the early extinguishment of debt as a result of the refinancing. This charge was recorded as a component of interest expense. $4.8 of this charge relates to the early termination of an interest rate swap with a notional amount of $100.0. This swap was designated as a cash flow hedge of underlying variable rate debt that was paid off in connection with the refinancing. The charge represents the cash cost to terminate the swap and approximates the fair value of the swaps previously recorded as a liability and deferred loss in accumulated other comprehensive income.

Under the Restated Credit Agreement, the term loans bear interest, at our option, at LIBOR (referred to in our Restated Credit Agreement as the Eurodollar
Rate) plus the Applicable Rate or the ABR plus the Applicable Rate. The Applicable Rate for term loans is based upon the Consolidated Leverage Ratio as defined in the Restated Credit Agreement. The Applicable Rate for the term loans is as follows:


                           LIBOR based borrowings   ABR based borrowings
                           ----------------------   --------------------
Tranche A term loans        Between 1.5% and 2.5%   Between 0.5% and 1.5%
Tranche B term loans                2.25%                   1.25%
Tranche C term loans                2.50%                   1.50%

Our $600.0 of revolving loans available under the Restated Credit Agreement are also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At September 30, 2002, no amounts were borrowed against the $600.0 revolver.

The Restated Credit Agreement contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the Restated Credit Agreement) on the last day of any period of four consecutive fiscal quarters to exceed 3.5 to 1.00 for the period ending June 30, 2002 and 3.25 to
1.00 thereafter. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the Restated Credit Agreement) for any period of four consecutive fiscal quarters to be less than
3.50 to 1.00. For the quarter ending September 30, 2002, our Consolidated Leverage Ratio was 2.64 to 1.00 and our Consolidated Interest Coverage Ratio was
6.85 to 1.00.

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

We may voluntarily repay the Tranche A, Tranche B and the Tranche C term loans in whole or in part at any time without penalty or premium. We are not allowed to reborrow any amounts that we repay on the Tranche A, Tranche B or Tranche C term loans.

The maturity for each loan is as follows:

                                                           Date of Maturity
                                                           ----------------
Revolving loans                                            September 30, 2004
Tranche A term loans                                       September 30, 2004
Tranche B term loans                                       September 30, 2009
Tranche C term loans                                       March 31, 2010

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

We believe that current cash and equivalents, cash flows from operations and our revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements, and required debt service obligations. We were in full compliance with all covenants included in our capital financing instruments at September 30, 2002 and at July 25, 2002, the date of the refinancing. We have not paid cash dividends in 2002, 2001 or 2000, and we do not currently intend to pay cash dividends on our common stock.

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

In addition, a holder may surrender for conversion a LYON called for redemption even if it is not otherwise convertible at such time. The conversion rights based on predetermined accretive values of SPX's stock include, but are not limited to, the following provisions:

                                                            February    May
                                                              LYONs    LYONS
                                                            --------   ------
Initial Conversion Rate (shares of common stock per LYON)     9.6232   8.8588
Initial Stock Price                                           $50.15   $55.40
Initial Accretion Percentage                                     135%     120%
Accretion Percentage Decline Per Quarter                      0.3125%   0.125%
Conversion Trigger Prices - For the Next Twelve Months:
    2002 Fourth Quarter                                       $83.82   $81.07
    2003 First Quarter                                        $84.19   $81.54
    2003 Second Quarter                                       $84.57   $82.01
    2003 Third Quarter                                        $84.95   $82.49

Holders may surrender LYONs for conversion into shares of common stock in any calendar quarter, if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than the specified percentage beginning at 135% and declining 0.3125% per quarter thereafter for the February LYONs, beginning at 120% and declining 0.125% per quarter thereafter for the May LYONs of the accreted conversion price per share of common stock on the last trading day of such preceding calendar quarter. The accreted conversion price per share as of any day will equal the issue price of a LYON plus the accrued original issue discount to that day, divided by the number of shares of common stock issuable upon conversion of a LYON on that day.

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

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted, the February LYONs and May LYONs would be exchanged for a total of 13.2 shares of our common stock. If the LYONs had been converted as of January 1, 2002, the diluted income per share of common stock from continuing operations would have been $0.84 and $2.18 for the three and nine month periods ended September 30, 2002, respectively.

Financial Derivatives

We have entered into various interest rate protection agreements ("swaps") to reduce the potential impact of increases in interest rate floating rate long-term debt. As of September 30, 2002, we had nine outstanding swaps with maturities to November 2004 at rates ranging from 4.65% to 5.03% that effectively convert $1,400.0 of our floating rate debt to a fixed rate of approximately 6.92%. As a result of our July 2002 credit facility refinancing, we extended the maturity of our variable rate Tranche B term loans to September 2009 and our variable rate Tranche C terms loans to March 2010. Associated with these extended tenors, we entered into $500.0 notional of variable to fixed rate interest rate swap agreements beginning in 2004 and maturing in the second half of 2009 at rates ranging from 4.51% to 4.83%. Our swaps are accounted for as cash flow hedges, and expire at various dates the longest expiring in November 2009. As of September 30, 2002, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $83.8 and a liability of $83.8 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

In February 2002, we settled two interest rate swaps with a notional amount of $200.0 at a cash cost of $8.3. These interest rate swaps were previously designated as cash flow hedges and the settlement cost approximated the fair value of the swaps previously recorded as a liability and deferred loss recorded in other comprehensive income. The deferred loss recorded in other comprehensive income will be reclassified into earnings over the remaining forecasted variable rate payments on the underlying debt. Through September 30, 2002, $4.4 of the deferred loss has been recognized as a component of interest expense and we estimate, that in total, $5.9 will be charged to earnings in 2002, with the remaining loss of $2.4 recorded in 2003 prior to June 30. In connection with our recent credit facility refinancing in July 2002, we settled one interest rate swap with a notional amount of $100.0 and recognized a $4.8 charge to interest expense in the third quarter of 2002. This swap was designated as a cash flow hedge of underlying variable rate debt that was paid off in connection with the refinancing. The charge represents the cash cost to terminate the swap and approximates the fair value of the swap previously recorded as a liability and deferred loss in accumulated other comprehensive income.

Other

As of September 30, 2002, except for the following items, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments other than those described in our 2001 Annual Report on Form 10-K, as amended by Form 10-K/A: 1) $144.1 of certain standby letters of credit outstanding, of which $73.4 reduce the available borrowing capacity on our revolver and 2) approximately $126.8 of surety bonds. Of the total letters of credit and surety bonds outstanding at September 30, 2002, $178.0 is commercial bid, performance or warranty arrangements related to sales contracts with customers of which the fees are reimbursed by the customer.

10.  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

                                                                          Three months            Nine months
                                                                       ended September 30,    ended September 30,
                                                                       -------------------    -------------------
                                                                        2002        2001       2002        2001
                                                                        ----        ----       ----        ----
Net income                                                             $ 75.8      $ 59.2     $ 50.6      $108.0
Foreign currency translation adjustments                                 41.5       (22.3)      37.7       (12.4)
Unrealized loss on qualifying cash flow hedges, net of related tax      (19.3)      (47.3)     (25.5)      (62.6)
SFAS 133 transition adjustment, net of related tax                          -           -          -         9.9
                                                                       ------      ------     ------      ------
Comprehensive income (loss)                                            $ 98.0      $(10.4)    $ 62.8      $ 42.9
                                                                       ======      ======     ======      ======

The components of the balance sheet caption accumulated other comprehensive loss are as follows:

                                                                                      September 30,  December 31,
                                                                                          2002           2001
                                                                                          ----           ----
Foreign currency translation adjustments                                                 $(21.0)       $ (58.7)
Unrealized losses on qualifying cash flow hedges, net of related tax                      (51.1)         (25.6)
Minimum pension liability adjustment, net of related tax                                   (6.2)          (6.2)
                                                                                         ------        -------
Accumulated other comprehensive loss                                                     $(78.3)       $ (90.5)
                                                                                         ======        =======


11.  STOCKHOLDERS' EQUITY

On July 3, 2002, our Board of Directors amended the employment agreement of our Chairman, President, and Chief Executive Officer by granting him 1,000,000 restricted shares of our stock at the market price of $48.85 per share pursuant to the shareholder approved plan. The shares vest in five annual installments of 200,000 shares commencing on July 3, 2007. The grant will be fully vested on July 3, 2011. The deferred compensation is being amortized on a straight line basis over the vesting period.

On August 28, 2002, our Board of Directors authorized a share repurchase program for up to $250.0. For the nine months ended September 30, 2002, we repurchased
1.6 shares of our common stock on the open market, for a total cash consideration of $77.5. Based on our current consolidated leverage ratio of
2.64 to l.0, our credit facility allows for an additional $104.9 of share repurchases.

On August 28, 2002, the Board of Directors approved a two-for-one stock split of our common stock. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business on October 1, 2002 to receive one share of common stock for every outstanding share of common stock held on that date. The 100% stock dividend was distributed on October 24, 2002. The capital stock accounts, all share data and earnings per share data in this report give effect to the stock split, applied retroactively, as if the split occurred on January 1, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
                             of Operations ("MD&A")
              (dollars in millions, except per share and per LYON data)

RESULTS OF OPERATIONS

On May 24, 2001, we completed the acquisition of United Dominion Industries Limited ("UDI"). UDI manufactured proprietary engineered and flow technology products primarily for industrial and commercial markets worldwide. UDI, which had sales of $2,366.2 for the twelve months ended December 31, 2000, is included in our financial statements beginning May 25, 2001. Accordingly, the acquisition of UDI significantly impacts the results of operations in 2002, which include the results of UDI for the entire period including cost reductions associated with the integration of the UDI businesses, whereas 2001 only includes the results of UDI from May 25, 2001. As of the second quarter 2002, we have completed our review and determination of the fair values of the assets acquired and liabilities assumed with the UDI acquisition.

Excluding the acquisition of UDI, during the first nine months of 2001, we completed ten acquisitions for an aggregate purchase price of $450.8, net of cash acquired. In the aggregate, the acquired companies had revenues of $309.4, $52.9 and $16.7 in the twelve months prior to the respective dates of acquisition in the Technical Products and Systems, Industrial Products and Services and Flow Technology segments, respectively. During the first nine months of 2002, we completed eight acquisitions for an aggregate purchase price of $176.8, net of cash acquired. In the aggregate, the companies had revenues of $49.3, $9.6, $272.7 and $4.8 in the twelve months prior to the respective dates of acquisition in the Technical Products and Systems, Industrial Products and Services, Flow Technology and Service Solutions segments, respectively. These acquisitions are not material individually or in the aggregate. For further discussion on acquisitions and divestitures, see Note 3 to the Condensed Consolidated Financial Statements.

The requirements of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and the amortization provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", were effective for any business combination initiated after July 1, 2001. We have not amortized goodwill and indefinite-lived intangibles for acquisitions completed after this date. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies were required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, we ceased amortization of all remaining goodwill and intangible assets deemed to have indefinite useful lives. In connection with the transition provisions of SFAS No. 142, we have recorded a change in accounting principle, which resulted in a non-cash charge to earnings of $148.6 in the first quarter of 2002.

CONSOLIDATED RESULTS OF OPERATIONS

The following unaudited information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes.


                                                                 Three months                   Nine months
                                                              ended September 30,           ended September 30,
                                                            -----------------------       -----------------------
                                                              2002           2001           2002           2001
                                                            --------       --------       --------       --------
Revenues                                                    $1,286.2       $1,216.7       $3,674.2       $2,807.2

Gross margin                                                   404.9          399.8        1,202.4          903.6
% of revenues                                                   31.5%          32.9%          32.7%          32.2%

Selling, general and administrative expense                    237.5          241.2          713.9          541.5
% of revenues                                                   18.5%          19.8%          19.4%          19.3%

Goodwill/intangible amortization                                 2.2           20.9            5.9           46.5
Special charges                                                  5.9            4.0           63.1           47.9
                                                            --------       --------       --------       --------
Operating income                                               159.3          133.7          419.5          267.7

Other income (expense), net                                      5.0            1.3            5.4           (7.4)
Equity earnings in joint ventures                                8.6            8.5           27.2           26.9
Interest expense, net                                          (48.6)         (39.6)        (124.0)         (94.6)
                                                            --------       --------       --------       --------

Income before income taxes                                  $  124.3       $  103.9       $  328.1       $  192.6

Provision for income taxes                                     (48.5)         (44.7)        (128.9)         (84.6)
                                                            --------       --------       --------       --------

Income before change in accounting principle                $   75.8       $   59.2       $  199.2       $  108.0

Change in accounting principle (1)                                 -              -         (148.6)             -
                                                            --------       --------       --------       --------
Net income                                                  $   75.8       $   59.2       $   50.6       $  108.0
                                                            ========       ========       ========       ========

Capital expenditures                                        $   18.6       $   32.4       $   69.7       $  113.4
Depreciation and amortization                                   37.2           58.3          101.4          124.1

(1) We recorded a charge for a change in accounting principle of $148.6 as a result of adopting the provisions of SFAS No. 142. See Note 8 to the Condensed Consolidated Financial Statements for more detail on this charge.


 SEGMENT RESULTS OF OPERATIONS:               Three months                 Nine months
                                           ended September 30          ended September 30
                                         ----------------------      ----------------------
                                           2002          2001          2002          2001
                                         --------      --------      --------      --------
Revenues:
Technical Products and Systems           $  338.3      $  301.5      $  961.4      $  761.5
Industrial Products and Services            411.7         422.7       1,226.7         989.0
Flow Technology                             370.1         315.9         966.5         560.1
Service Solutions                           166.1         176.6         519.6         496.6
                                         --------      --------      --------      --------
                                         $1,286.2      $1,216.7      $3,674.2      $2,807.2
                                         ========      ========      ========      ========

Operating Income:
Technical Products and Systems           $   59.0      $   41.0      $  149.6      $  111.1
Industrial Products and Services             57.0          53.4         184.7         132.2
Flow Technology                              58.1          43.0         142.6          77.6
Service Solutions                            18.5          13.3          60.4          40.6
                                         --------      --------      --------      --------
Total Segment Operating Income              192.6         150.7         537.3         361.5
General Corporate                           (14.8)        (13.0)        (42.1)        (32.4)
Special and Other Charges                   (18.5)         (4.0)        (75.7)        (61.4)
                                         --------      --------      --------      --------
                                         $  159.3      $  133.7      $  419.5      $  267.7
                                         ========      ========      ========      ========

FIRST NINE MONTHS OF 2002 COMPARED TO THE FIRST NINE MONTHS OF 2001

Revenues -- In the first nine months of 2002, revenues of $3,674.2 increased by $867.0, or 30.9%, from $2,807.2 in 2001. By segment, revenues increased by 26.3% in the Technical Products and Systems segment, 24.0% in the Industrial Products and Services segment, 72.6% in the Flow Technology segment and 4.6% in the Service Solutions segment. The increase in revenues is primarily due to the acquisition of UDI on May 24, 2001. Revenues in the first nine months of 2001 only included four months of the UDI businesses. Excluding the impact of all acquisitions or divestitures, the primary businesses that experienced growth in the period included our high-tech die-casting and machinery equipment businesses in the Industrial Products and Services segment, and our TV and radio transmission systems, building life-safety systems and security and investigation businesses in the Technical Products and Systems segment. A decline in revenue, excluding the impact of any acquisitions or divestitures, resulted from a decline in sales of our power systems, dock products, hydraulic systems and industrial and residential heating and ventilation businesses, which affected the Industrial Products and Services segment. A reduced demand for process and air filtration, dehydration equipment and process and fluid handling equipment influenced the Flow Technology segment, while a decline in demand for network and switching products and cable location and inspection systems businesses, impacted our Technical Products and Services segment, along with lower revenues in our Service Solutions segment.

Operating Income -- Excluding special and other charges, operating income in the first nine months of 2002 was $495.2 compared to $329.1 in 2001. The increase in operating income is primarily due to the acquisition of UDI on May 24, 2001, cost reduction actions across the company, the cessation of the amortization of goodwill and indefinite lived intangible assets with the adoption of SFAS No. 142 and a more favorable product mix at our Service Solutions segment. In the Industrial Products and Services segment, we experienced positive operating margins, as a percentage of revenues, in our high-tech die-casting business, due to higher revenues and operating efficiencies, and our machinery equipment businesses due primarily to progressive cost reduction actions. Our power systems, dock products, and hydraulic systems businesses all experienced lower operating margins in the period due primarily to lower revenues. In the Flow Technology segment, positive operating margins were experienced in our valves and controls, cooling tower and process and fluid handling equipment businesses, due primarily to cost reductions achieved during the last twelve months. The Technical Products and Services segment recorded favorable margins in the TV and radio transmission systems and security and investigation business, due primarily to stronger revenues. Service Solutions recorded higher margins due to the integration of UDI businesses and a favorable product mix.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

Unaudited pro forma results of operations for the three and nine month periods ended September 30, 2001 are presented below as if the acquisition of UDI, which was acquired on May 24, 2001, took place on January 1, 2001. On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized, accordingly we discontinued amortization of these assets on the date of adoption. The following 2001 pro forma results assume that the cessation of goodwill and indefinite lived intangible assets had occurred on January 1, 2001. We believe that the following pro forma results of operations will facilitate more meaningful analysis of our results of operations.

The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results do not include any anticipated cost savings or expenses of the planned integration of UDI and SPX, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or that may result in the future. Consolidated interest expense has been computed on assumptions that the refinancing of UDI debt occurred entirely under the credit agreement, in place as of the merger, and not through the issuance of publicly traded or privately placed notes. Interest income was not changed from historical amounts and debt issuance costs are amortized over five years. The pro forma results assume the fair values and lives of definite lived intangible assets as determined by independent appraisals. The pro forma consolidated effective income tax rate for the combined companies includes the impact of special and other charges, including those recorded in cost of products sold, and unusual items as well as increases in foreign income tax rates due to the acquisition.

                                                              Three months                     Nine months
                                                           ended September 30,             ended September 30,
                                                        -------------------------        ------------------------
                                                          2002            2001             2002            2001
                                                         Actual         Pro Forma         Actual        Pro Forma
                                                        --------        ---------        --------       ---------
Revenues                                                $1,286.2         $1,216.7        $3,674.2        $3,701.6
Gross margin                                               404.9            399.8         1,202.4         1,144.5
% of revenues                                               31.5%            32.9%           32.7%           30.9%
Selling, general and administrative expense                237.5            241.2           713.9           747.5
% of revenues                                               18.5%            19.8%           19.4%           20.2%
Goodwill/intangible amortization                             2.2              1.7             5.9             4.1
Special charges                                              5.9              4.0            63.1            47.9
                                                        --------        ---------        --------       ---------
Operating income                                           159.3            152.9           419.5           345.0
Other income (expense), net                                  5.0              1.3             5.4            (7.1)
Equity earnings in joint ventures                            8.6              8.5            27.2            26.9
Interest expense, net                                      (48.6)           (39.6)         (124.0)         (117.2)
                                                        --------        ---------        --------       ---------
Income before income taxes                              $  124.3        $   123.1        $  328.1       $   247.6
Provision for income taxes                                 (48.5)           (49.0)         (128.9)          (94.5)
                                                        --------        ---------        --------       ---------
Income before change in accounting principle            $   75.8        $    74.1        $  199.2       $   153.1
                                                        ========        =========        ========       =========
Capital expenditures                                    $   18.6        $    32.4        $   69.7       $   150.6
Depreciation and amortization                               37.2             35.7           101.4           111.1


THIRD QUARTER 2002 COMPARED TO PRO FORMA THIRD QUARTER 2001

Revenues -- In the third quarter of 2002, revenues increased by $69.5, or 5.7%, to $1,286.2 from $1,216.7 in 2001. By segment, reported revenues increased by 12.2% in the Technical Products and Systems segment and 17.2% in the Flow Technology segment. Revenues decreased in the Industrial Products and Services and Service Solutions segments by 2.6% and 5.9%, respectively. Organic revenues, which are revenues excluding acquisitions or dispositions, declined 0.6% in the third quarter of 2002 compared to the same period in 2001. Primary businesses that experienced organic revenue growth in the third quarter are summarized below.

Definition of forecasted trends: `Soften' - Future organic revenues are expected to have an unfavorable trend compared to the same period in the prior year; `Continue' - Future trends are expected to be similar compared to the same period in the prior year; `Strengthen' - Future organic revenues are expected to have a favorable trend compared to the same period in the prior year.


                                                              Forecasted
              Segment                       Business             Trend                             Comments
              -------                       --------          ----------                           --------
Technical Products and Systems        Building life-safety      Continue     Business is expected to realize mid-single digit
                                             systems                         organic revenue increases for the year.

                                          TV and radio          Continue     Business is expected to realize mid-single digit
                                      transmission systems                   organic revenue increases for the year driven by the
                                                                             High-Definition TV rollout in the U.S.

                                         Automated fare          Soften      Demand for automated fare collection systems is
                                       collection systems                    highly correlated to contract timing on large
                                                                             municipal contracts, which causes fluctuations from
                                                                             quarter to quarter.

Industrial Products and Services      Machinery equipment       Continue     Our machinery product lines have experienced gains in
                                                                             market share in the first nine months of 2002. These
                                                                             trends are expected to continue with low single digit
                                                                             organic




                                                                            growth expected for the year. The compaction business
                                                                            is highly cyclical by quarter, with the fourth
                                                                            quarter traditionally the lowest revenue period in
                                                                            the year.

                                          High-tech die         Continue    Business is expected to realize high single digit
                                            castings                        organic growth for the year.


Flow Technology                         Process and fluid       Continue    Demand for analyzers and sanitary process equipment
                                        handling equipment                  has offset a reduction in demand for mixers.   This
                                                                            trend is expected to continue for the balance of the
                                                                            year.

                                          Cooling towers        Continue    Low single digit organic revenue growth is expected in
                                                                            2002. Increased international demand has offset
                                                                            declining demand fordomestic power generation products.


Primary businesses that experienced organic revenue declines in the third quarter are summarized below.

Definition of forecasted trends: `Soften' - Future organic revenues are expected to have an unfavorable trend compared to the same period in the prior year; `Continue' - Future trends are expected to be similar compared to the same period in the prior year; `Strengthen' - Future organic revenues are expected to have a favorable trend compared to the same period in the prior year.

                                                              Forecasted
              Segment                       Business             Trend                             Comments
              -------                       --------          ----------                           --------
Technical Products and Systems        Network and switching     Continue    Demand and pricing behavior of storage networking
                                             products                       customers is expected to remain below prior year
                                                                            levels through 2002.

                                        Cable location and      Continue    Demand for telecommunication line management systems
                                        inspection systems                  is expected to remain below prior year levels through
                                                                            2002.

Industrial Products and Services          Power systems          Soften     Power generation end markets continue to experience
                                                                            reduced demand and pricing pressures.  Revenues from
                                                                            large power transformers are expected to decline in
                                                                            the early part of 2003.

                                          Dock products         Continue    Organic revenues have improved from double-digit
                                                                            declines in the first half of 2002 to single digit
                                                                            declines in the third quarter, which are expected to
                                                                            continue for non-residential construction markets.

                                        Hydraulic systems       Continue    Softness generally driven by reduced industrial demand.

Flow Technology                           Compressed air        Continue    Demand for short-cycle products in power and industrial
                                          filtration and                    markets are expected to remain.
                                           dehydration
                                            equipment

                                        Cast iron boilers      Strengthen   Organic decline in the quarter expected to be temporary
                                                                            with low single digit organic revenue growth expected
                                                                            for the entire 2002 year.

Service Solutions                        OEM dealer and         Continue/   The primary decline in the third quarter was driven by
                                     aftermarket tools and     Strengthen   the demand for aftermarket handheld diagnostic
                                            services                        equipment. While the market for OEM dealer and
                                                                            aftermarket tools remains, when compared to a reduced
                                                                            2001, higher revenues are expected in the fourth
                                                                            quarter.

Gross margin -- In the third quarter, gross margin decreased from 32.9% in 2001 to 31.5% in 2002. The decrease was primarily due to a $12.6 charge associated with inventory disposals, lower pension income in the period, an unfavorable product mix and lower revenues at our Service Solutions segment and the acquisition of Balcke Cooling Products Group ("Balcke"), which has lower gross profit margins than our other businesses. In the third quarter, we recorded $12.6 of other charges associated with inventory disposals for realignment of certain inventory related primarily to our decision to exit certain product lines, outsource non-core components, mechanical tool assemblies and portions of our air conditioning product lines and the closure of a facility.

Selling, general, and administrative expense ("SG&A") -- In the third quarter, SG&A declined from $241.2 in 2001 to $237.5 in 2002, a $3.7 decline. The improvement is driven primarily by cost reduction and containment actions implemented throughout the company.

Special and other charges -- In the third quarter of 2002, we recorded charges of $18.5, which includes $12.6 recorded in cost of products sold. These charges are primarily related to employee benefit costs for work force reductions at our dock products business and specialty tools business, and previously announced facility consolidation actions at our network and switching products business. In addition, the inventory charges recorded in cost of products sold is associated with the realignment of certain inventory related primarily to our decision to exit certain product lines, outsource non-core components, mechanical tool assemblies, and portions of our air conditioning product lines and the closure of a facility. The new restructuring initiatives announced in the third quarter of 2002 resulted in the elimination of approximately 52 hourly and 26 salaried domestic employees. In the third quarter of 2001, we recorded charges of $4.0 associated with restructuring actions and asset impairments. These charges are related primarily to facility consolidations and the write down in value of an investment held in a third party.

Other income, net -- In the third quarter of 2002, other income was $5.0 compared to other income of $1.3 in 2001. In 2002, other income primarily included a $6.3 gain on the settlement of a contract dispute.

Interest expense, net -- In the third quarter of 2002, interest expense was $48.6 compared to $39.6 in 2001. In the quarter, we recorded $10.1 of expense associated with the credit refinancing completed on July 25, 2002. $5.3 of the charge represents fees associated with the early extinguishment of debt and $4.8 related to the early termination of an interest rate swap with a notional amount of $100.0. This swap was designated as a cash flow hedge of underlying variable rate debt that was paid off in connection with the refinancing.

Income taxes -- The effective income tax rate for the third quarter of 2002 was 39.0%. This is higher than the statutory income tax rate due primarily to lower marginal state tax rates on special charges taken during the period.

FIRST NINE MONTHS OF 2002 COMPARED TO PRO FORMA FIRST NINE MONTHS OF 2001

Revenues -- In the first nine months of 2002, revenues decreased by $27.4, or 0.7%, to $3,674.2 from $3,701.6 in 2001. Organic revenues, which are revenues excluding acquisitions or dispositions, declined 3.6% in the first nine months of 2002 compared to the same period in 2001. Excluding the impact of all acquisitions and divestitures, the primary businesses that experienced growth in the period included our high-tech die-casting and machinery equipment businesses in the Industrial Products and Services segment, and our TV and radio transmission systems, building life-safety systems and security and investigation businesses in the Technical Products and Systems segment. A decline in revenue, excluding the impact of any acquisitions and divestitures, resulted from lower demand at our power systems, dock products, hydraulic systems and industrial and residential heating and ventilation businesses, which affected the Industrial Products and Services segment, a decline in demand for mixers, air filtration and dehydration equipment and process and fluid handling equipment, which influenced the Flow Technology segment, a decline in demand for network and switching products business, which is reported in our Technical Products and Services segment, and lower revenues in our Service Solutions segment.

Gross margin -- In the first nine months, gross margin increased from 30.9% in 2001 to 32.7 % in 2002. The improvement was primarily due to cost reduction actions implemented in each segment, restructuring actions to integrate the UDI businesses, and a more favorable product mix in our Service Solutions segment. In the third quarter, we recorded $12.6 of other charges associated with inventory disposals for realignment of certain inventory related primarily to our decision to exit certain product lines, outsource non-core components, mechanical tool assemblies and portions of our air conditioning product lines and the closure of a facility. In the second quarter of 2001, we recorded a charge of $13.5 associated with the discontinuance of certain telecommunication products at our network and switching products business.

Selling, general, and administrative expense ("SG&A") -- In the first nine months, SG&A declined from $747.5 in 2001 to $713.9 in 2002, a $33.6 decline. The improvement is driven primarily by cost reduction and containment actions implemented throughout the company.

Special and other charges -- In the first nine months of 2002, we recorded charges of $75.7, which includes $12.6 recorded in cost of products sold. Of this amount, $15.5 was recorded in the Technical Products and Systems segment, $30.2 was recorded in the Industrial Products and Services segment, $9.0 was recorded in the Flow Technology segment, $10.9 was recorded in the Service Solutions segment, and $10.1 was recorded at Corporate. These charges are primarily associated with facility closures and work force reductions at our power systems business and network and switching products business, exiting certain machining operations at our hydraulic systems business, charges associated with the integration of UDI, the impairment of a corporate asset held for sale, and the completion of the relocation of our corporate headquarters to Charlotte, NC. Although an increasing demand for energy and an aging domestic electrical grid present good longer-term prospects for our power systems business, current conditions indicate intermediate challenges in demand and pricing for power related products. Accordingly, our power systems business is closing its Milpitas, CA manufacturing facility and moving capacity for large power transformers to

Waukesha, WI. Our network and switching products business is closing three engineering and service facilities, restructuring certain sales, marketing and administrative functions, and consolidating the research and development function to its headquarters in Lumberton, NJ. Additionally, the charges recorded in cost of products sold primarily relate to the realignment of certain inventory related primarily to market conditions, our decision to exit certain product lines, outsource non-core components, mechanical tool assemblies, and portions of our air conditioning product lines and the closure of a facility. In the first nine months of 2001, we recorded charges of $61.4, which includes $13.5 recorded as a component of cost of products sold. Of this amount, $16.8 was recorded in the Technical Products and Systems segment, $11.5 was recorded in the Industrial Products and Services segment, $14.1 was recorded in the Service Solutions segment, and $19.0 was recorded at Corporate. These charges were associated primarily with work force reductions, discontinuance of certain product lines, the consolidation of facilities and charges associated with the integration of the UDI. Corporate special charges were primarily associated with the announcement of the relocation of our corporate headquarters and abandonment of an internet based software system. The purpose of our restructuring initiatives is to improve profitability, streamline operations, reduce costs, and improve efficiency. We estimate that we will achieve operating cost reductions in 2002 and beyond through reduced employee and manufacturing costs and other facility overhead. The estimated period in which we realize savings on our cash special charges is on average approximately twelve months from the date of completion. For special charges incurred in the first nine months of this year, we estimate that costs savings in the next twelve months following the date of completion will be approximately $46.0 per year. Estimated costs savings will be realized in cost of products sold and selling, general, and administrative expenses.

Other (expense) income, net -- In the first nine months of 2002, other income was $5.4 compared to expense of $7.1 in 2001. In 2001, other expense primarily includes losses on the disposal of businesses. On May 18, 2001, we sold our electric motor product line and recorded a loss of $11.8. In April 2001, UDI sold a submersible pump product line and recorded a loss of $4.0. In March 2001, UDI sold other operating assets for a gain of $4.3. In 2002, other income primarily includes a $6.3 gain on the settlement of a contract dispute.

Interest expense, net -- In the first nine months of 2002, interest expense was $124.0 compared to $117.2 in 2001. Excluding the impact of the $10.1 charge associated with the credit refinancing completed on July 25, 2002, interest expense was lower by $3.3.

Income taxes -- The effective income tax rate for the first nine months of 2002 was 39.3%. This is higher than the statutory income tax rate due primarily to lower marginal state tax rates on special charges taken during the period.

SEGMENT PRO FORMA RESULTS OF OPERATIONS:

Pro forma results are presented below to allow for more meaningful analysis. The pro forma results assume that the UDI acquisition had occurred on January 1, 2001 and assume that we adopted SFAS No. 142 on January 1, 2001.

                                          Three months               Nine months
                                       ended September 30,        ended September 30,
                                       -------------------        -------------------
                                       2002          2001         2002          2001
                                      Actual      Pro Forma      Actual      Pro Forma
                                      ------      ---------      ------      ---------
Revenues:
Technical Products and Systems       $  338.3     $  301.5      $  961.4     $  825.1
Industrial Products and Services        411.7        422.7       1,226.7      1,380.0
Flow Technology                         370.1        315.9         966.5        947.0
Service Solutions                       166.1        176.6         519.6        549.5
                                     --------     --------      --------     --------
                                     $1,286.2     $1,216.7      $3,674.2     $3,701.6
                                     ========     ========      ========     ========

Operating Income:
Technical Products and Systems       $   59.0     $   44.8      $  149.6     $  119.3
Industrial Products and Services         57.0         60.8         184.7        176.7
Flow Technology                          58.1         46.7         142.6         95.5
Service Solutions                        18.5         17.6          60.4         57.3
                                     --------     --------      --------     --------
Total Segment Operating Income          192.6        169.9         537.3        448.8
General Corporate                       (14.8)       (13.0)        (42.1)       (42.4)
Special and Other Charges               (18.5)        (4.0)        (75.7)       (61.4)
                                     --------     --------      --------     --------
                                     $  159.3     $  152.9      $  419.5     $  345.0
                                     ========     ========      ========     ========

THIRD QUARTER 2002 COMPARED TO PRO FORMA THIRD QUARTER 2001

Technical Products and Systems

Revenues -- Revenues in the third quarter of 2002 increased to $338.3 from $301.5 in the third quarter of 2001, an increase of $36.8. The increase was due to the acquisition of Kendro Laboratory Products, L.P. in July 2001 and an increase in organic revenues of 3.6% due primarily to growth in TV and radio transmission systems, building life-safety systems and automated fare collection systems, offset by a decline in demand for network and switching products for storage and data networks and telecommunication line management system products.

Operating Income -- Operating income as a percentage of revenue increased from 14.9% in 2001 to 17.4 % in 2002. Each business reported higher operating margins in the quarter led by improvements at our life sciences business due to integration cost savings from the acquisition of Kendro Laboratory Products, L.P. Our TV and radio transmission systems and automated fare collection systems businesses each recorded improved margins primarily from higher revenues in the quarter.

Industrial Products and Services

Revenues -- In the third quarter, revenues decreased from $422.7 in 2001 to $411.7 in 2002. Organic revenues declined 0.3% due primarily to a decline in demand for power transformers, dock equipment, and medium and high-pressure hydraulic equipment. Revenue declines were partially offset by the performance of our high-tech die-casting business, which continued to experience strong growth, and our machinery equipment business, as these product lines continued to gain market share during the quarter. Early in the fourth quarter, we have sold one of our machinery product lines, which had revenues less than 1% of total condensed consolidated revenues.

Operating Income -- Operating income as a percentage of revenues was 13.8% compared to 14.4% in 2001. Our machinery equipment, automotive filtration systems and heating and ventilation businesses all experienced moderate margin improvements from cost reduction actions taken in the last twelve months. Our high-tech die casting business also reported stronger margins due to higher revenues and operating efficiencies in the period. However, these improvements were more than offset by lower margins in our power systems and dock products businesses due primarily to lower volumes and pricing pressures.

On July 8, 2002, a labor contract involving hourly employees at our aerospace components business expired without resolution resulting in an employee strike. The labor contract dispute affects 177 employees. In the quarter, we recorded $2.5 of incremental labor, security and other consulting costs associated with the labor contract dispute. Based on current information, we believe that it is reasonably possible that the contract will remain unresolved in the foreseeable future. For the duration of the strike, we expect to incur incremental costs consistent with the amount recorded in the third quarter.

Flow Technology

Revenues -- Revenues in the third quarter of 2002 increased to $370.1 from $315.9 in the third quarter of 2001. The increase is primarily due to the acquisition of Balcke. Balcke is a leader in the design, manufacture and marketing of dry and wet cooling system products in the global power, chemical, petro chemical and process industries and will be integrated into our cooling tower business. Organic revenues declined 2.0% due primarily to a decline in demand for air filtration and dehydration equipment and cast iron boilers. Revenue declines were partially offset by strong demand for our process and fluid handling equipment and our cooling tower products.

Operating Income -- Third quarter operating income increased 24.4% to $58.1 in 2002. Operating income as a percentage of revenues was 15.7% in 2002 compared to 14.8% in 2001. Operating income improved due to restructuring initiatives and integration actions at former UDI businesses, particularly at our process and fluid handling equipment and valves and controls businesses.

Service Solutions

Revenues -- In the third quarter of 2002, revenues decreased to $166.1 from $176.6 in the third quarter of 2001. Organic revenues declined by approximately 5.9% in the quarter.

Operating Income -- Operating income as a percentage of revenues increased from 10.0% in 2001 to 11.1% in 2002. The increase in operating margins was due primarily to lower distribution sales and strong warranty tool program revenues resulting in a positive product mix in the quarter and cost reduction actions associated with the integration of UDI businesses.

FIRST NINE MONTHS OF 2002 COMPARED TO PRO FORMA FIRST NINE MONTHS OF 2001

Technical Products and Systems

Revenues -- Revenues in the first nine months of 2002 increased to $961.4 from $825.1 in the first nine months of 2001, an increase of $136.3. The increase was due to the acquisition of Kendro Laboratory Products, L.P. in July 2001. Organic revenues declined 2.8% due primarily to a decline in demand for network and switching products for storage and data networks and telecommunication systems businesses. The primary businesses that experienced growth in the period included our TV and radio transmission systems, building life-safety systems and security and investigations businesses.

Operating Income -- Operating income as a percentage of revenue improved from 14.5% in 2001 to 15.6% in 2002. Improvement in operating margins was due primarily to cost reduction actions, mainly in the acquired UDI businesses, higher revenues largely driven from acquisitions in the segment and an improved product mix. Unfavorable factors impacting operating margins included lower volumes, pricing and an unfavorable product mix at our network and switching products business and the acquisition in July 2001 of Kendro Laboratory Products, L.P., which had lower average margins than the existing technology products and systems businesses.

Industrial Products and Services

Revenues -- In the first nine months, revenues decreased from $1,380.0 in 2001 to $1,226.7 in 2002. The decrease was due primarily to the divestiture, on May 31, 2001, of the door products business that was contributed to a joint venture with Assa Abloy AB, and the sale of our electric motor product line on May 18, 2001. Organic revenues declined 2.7% due primarily to a decline in demand for power transformers, dock equipment, medium and high-pressure hydraulic equipment, and industrial and residential heating and ventilation units. Revenue declines were partially offset by our high-tech die-casting business, which continued to experience strong organic growth, and our machinery equipment business as these product lines continued to gain market share. Early in the fourth quarter, we have sold one of our machinery product lines, which had revenues less than 1% of total condensed consolidated revenues.

Operating Income -- Operating income as a percentage of revenues improved from 12.8% in 2001 to 15.1% in 2002. Operating income primarily improved due to restructuring actions and the disposal of non-performing product lines at the acquired UDI businesses as well as improvement in operating efficiencies and higher revenues at our high-tech die-casting business.

Flow Technology

Revenues -- Revenues in the first nine months of 2002 increased to $966.5 from $947.0 in the first nine months of 2001. The increase is due primarily to the acquisition of Balcke. Balcke is a leader in the design, manufacture and marketing of dry and wet cooling system products in the global power, chemical, petro chemical and process industries and will be integrated into our cooling tower business. Offsetting this acquisition was the divestiture of our petroleum pump product lines, which was completed in the third quarter of 2001, and a decline in organic revenues. Organic revenues declined 4.3% primarily due to a decline in demand for air filtration and dehydration equipment and process and fluid handling equipment. Revenue declines were partially offset by strong demand for our cooling tower and boiler products.

Operating Income -- Operating income for the first nine months increased 49.3% to $142.6 in 2002. Operating income as a percentage of revenues was 14.8% in 2002 compared to 10.1% in 2001. Operating income improved due to restructuring initiatives and integration actions at former UDI businesses, particularly at our cooling tower business and our valves and controls business.

Service Solutions

Revenues -- In the first nine months of 2002, revenues decreased to $519.6 from $549.5 in the first nine months of 2001. Organic revenues declined 5.4% due to lower OEM dealer tool orders in the first quarter and reduced demand for aftermarket handheld diagnostic equipment in the third quarter of 2002.

Operating Income -- Operating income as a percentage of revenues increased from 10.4% in 2001 to 11.6% in 2002. The increase in operating margins was primarily due to a positive product mix in the period and cost reduction actions associated with the integration of UDI businesses.

LIQUIDITY AND FINANCIAL CONDITION

Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs, and acquisitions.

Cash Flow

                                   Nine months ended September 30,
                                   -------------------------------
                                           2002        2001
                                           ----        ----
Cash flows from (used in):
   Operating activities                   $ 271.3     $ 236.6
   Investing activities                    (191.9)     (469.9)
   Financing activities                    (268.0)      500.1
                                          -------     -------
   Net change in cash balances            $(188.6)    $ 266.8
                                          =======     =======

Operating Activities -- In the first nine months of 2002, cash flow from operating activities increased by $34.7 from the first nine months of 2001. Operating cash flow in the first nine months of 2002 includes the positive contribution of cash flow from the UDI business acquired on May 24, 2001, cash received from a legal award and improved working capital performance, measured as a percent of revenues, primarily in our Service Solutions segment, process and fluid handling equipment business and our machinery equipment businesses. Operating cash flows included the payment of $71.9 of cash restructuring charges in 2002 compared to $25.5 in 2001. This increase is due primarily to restructuring actions associated with the integration of UDI as well as the completion of actions initiated in the fourth quarter of 2001 and the first half of 2002.

Investing Activities -- In the first nine months of 2002 we used $191.9 of cash in investing activities compared to a use of $469.9 in 2001. In 2002, we used $148.4 of cash to acquire eight companies; whereas, in 2001, we used $450.8 of cash to acquire ten companies, which included $320 for the acquisition of Kendro. . In addition, in 2002, we used $14.4 of common stock for certain acquisitions. Capital expenditures were $69.7 in the first nine months of 2002 compared to $113.4 during the same period in 2001. The lower capital expenditures in 2002 was due primarily to a disciplined capital containment program to reduce capital spending in businesses that are experiencing intermediate reductions in organic revenues. In the first nine months of 2002, proceeds from investing activities were $29.3, which includes $17.2 for the sale of one of our material handling product lines. Proceeds from investing activities in the first nine months of 2001 were $133.7 higher than the same period in 2002, primarily as a result of the divestiture of GS Electric in the third quarter of 2001, as well as cash proceeds obtained from the sale of certain businesses and assets acquired in the UDI acquisition.

Financing Activities -- In the first nine months of 2002, cash flows used in financing activities were $268.0 compared to cash flows from financing activities of $500.1 in 2001. In the first nine months of 2002, we paid down $230.8 of debt, including the debt refinancing completed on July 25, 2002, and received $72.8 of cash for common stock issued under stock incentive programs and the exercise of stock warrants. In the first nine months of 2001, cash flow from financing activities reflects net proceeds of $471.5 from the January and May amendment to the credit facility and the issuance of LYONs in February and May of 2001, the payoff of the revolving credit facility and the payment of other scheduled debt.

Total Debt

The following summarizes the total debt outstanding and credit facility availability, as of September 30, 2002:

                                                                              Available
                                                    Total         Amount       Credit
                                                  Commitment    Outstanding   Facility
                                                  ----------    -----------   --------
Revolving loan (1)                                 $  600.0       $      -      $526.6
Tranche A loan                                        331.3          331.3           -
Tranche B loan                                        450.0          450.0           -
Tranche C loan                                        750.0          750.0           -
LYONs, net of unamortized discount of $557.1          852.7          852.7           -
Industrial revenue bond due 2002                        1.0            1.0           -
Other borrowings                                       19.3           19.3           -
                                                   --------       --------      ------
Total                                              $3,004.3       $2,404.3      $526.6
                                                   ========       ========      ======

     (1) Decreased by $73.4 of certain facility letters of credit outstanding at September 30, 2002, which reduce the credit facility availability.

Our credit facility is secured by substantially all of our assets and our domestic subsidiaries' assets (excluding the assets of Inrange Technologies Corporation and our interest in our EGS and door product joint ventures) and requires us to maintain certain leverage and interest coverage ratios. It is further secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock of our foreign subsidiaries.

Restated Credit Agreement

On July 25, 2002, we refinanced our existing Tranche B and Tranche C term loans and amended and restated our Credit

Agreement ("Restated Credit Agreement"). The primary purpose of the refinancing and amendment of our Credit Agreement was to modify certain covenant provisions to provide for enhanced overall flexibility, as well as increased flexibility for international growth, and to extend the maturity of our Tranche B and Tranche C term loans. The refinancing did not impact the terms or applicable rates on our Tranche A term loans or our revolver. We received proceeds of $450.0 from our new Tranche B term loans and $750.0 from our new Tranche C term loans. These proceeds and $96.4 of cash on hand were used to pay off our existing Tranche B and Tranche C term loans.

During the third quarter of 2002, we recorded a charge of $10.1 associated with the early extinguishment of debt as a result of the refinancing. This charge was recorded as a component of interest expense. $4.8 of this charge relates to the early termination of an interest rate swap with a notional amount of $100.0. This swap was designated as a cash flow hedge of underlying variable rate debt that was paid off in connection with the refinancing. The charge represents the cash cost to terminate the swap and approximates the fair value of the swaps previously recorded as a liability and deferred loss in accumulated other comprehensive income.

Under the Restated Credit Agreement, the term loans bear interest, at our option, at LIBOR (referred to in our Restated Credit Agreement as the Eurodollar
Rate) plus the Applicable Rate or the ABR plus the Applicable Rate. The Applicable Rate for term loans is based upon the Consolidated Leverage Ratio as defined in the Restated Credit Agreement. The Applicable Rate for the term loans is as follows:

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

Our $600.0 of revolving loans available under the Restated Credit Agreement are also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At September 30, 2002, no amounts were borrowed against the $600.0 revolver.

The Restated Credit Agreement contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the Restated Credit Agreement) on the last day of any period of four consecutive fiscal quarters to exceed 3.5 to 1.00 for the period ending June 30, 2002 and 3.25 to
1.00 thereafter. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the Restated Credit Agreement) for any period of four consecutive fiscal quarters to be less than
3.50 to 1.00. For the quarter ending September 30, 2002, our Consolidated Leverage Ratio was 2.64 to 1.00 and our Consolidated Interest Coverage Ratio was
6.85 to 1.00.

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

                                                             Date of Maturity
                                                             ----------------
Revolving loans                                              September 30, 2004
Tranche A term loans                                         September 30, 2004
Tranche B term loans                                         September 30, 2009
Tranche C term loans                                         March 31, 2010

The revolving loans may be borrowed, prepaid and reborrowed. Letters of credit and swing line loans are also available under the revolving credit facility. On the date of the closing of the Restated Credit Agreement, the entirety of the revolving loans was available and no revolving loans were outstanding. The facility provides for the issuance of letters of credit in U.S. Dollars, Euros and Pounds Sterling at any time during the revolving availability period, in an aggregate amount not exceeding $250.0. Standby letters of credit issued under this facility reduce the aggregate amount available under the revolving loan commitment.

We believe that current cash and equivalents, cash flows from operations and our revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations. We were in full compliance with all covenants included in our capital financing instruments at September 30, 2002 and at July 25, 2002, the date of the refinancing. We have not paid cash dividends in 2002, 2001 or 2000, and we do not currently intend to pay cash dividends on our common stock.

Other Financing Agreements

Our machinery equipment business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which the unit has an agreement to sell, on a revolving basis without recourse, certain qualified receivables, of which $34.0 had been sold under the agreement at September 30, 2002. The agreement continues on an evergreen revolving basis unless we provide a three month notice under the agreement to discontinue the facility. We expect to utilize the agreement in the foreseeable future. If we did not renew the contract, the impact on our financial condition or cash flows would not be material. Previously, our compaction equipment business also utilized a vendor financing program that was discontinued during the second quarter of 2002.

Current Liquidity and Concentration of Credit Risk

We believe that current cash and equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations. We were in full compliance with all covenants included in our capital financing instruments at September 30, 2002. We have not paid cash dividends in 2002, 2001, or 2000 and we do not intend to pay cash dividends on our common stock. As of September 30, 2002, except for the following items, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments other than those described in our 2001 Annual Report on Form 10-K, as amended by Form 10K/A: 1) $144.1 of certain standby letters of credit outstanding, of which $73.4 reduce the available borrowing capacity on our revolver and 2) approximately $126.8 of surety bonds. Of the total letters of credit and surety bonds outstanding at September 30, 2002, $178.0 is commercial bid, performance or warranty arrangements related to sales contracts with customers of which the fees are reimbursed by the customer.

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

We are exposed to credit losses in the event of nonperformance by counter parties to our interest rate protection agreements, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counter parties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counter parties.

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

In addition, a holder may surrender for conversion a LYON called for redemption even if it is not otherwise convertible at such time. The conversion rights based on predetermined accretive values of SPX's stock include, but are not limited to, the following provisions:

                                                             February    May
                                                               LYONs    LYONS
                                                               -----    -----
Initial Conversion Rate (shares of common stock per LYON)      9.6232   8.8588
Initial Stock Price                                            $50.15   $55.40
Initial Accretion Percentage                                      135%     120%
Accretion Percentage Decline Per Quarter                       0.3125%   0.125%
Conversion Trigger Prices - For the Next Twelve Months:
    2002 Fourth Quarter                                        $83.82   $81.07
    2003 First Quarter                                         $84.19   $81.54
    2003 Second Quarter                                        $84.57   $82.01
    2003 Third Quarter                                         $84.95   $82.49

Holders may surrender LYONs for conversion into shares of common stock in any calendar quarter, if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than the specified percentage beginning at 135% and declining 0.3125% per quarter thereafter for the February LYONs, beginning at 120% and declining 0.125% per quarter thereafter for the May LYONs of the accreted conversion price per share of common stock on the last trading day of such preceding calendar quarter. The accreted conversion price per share as of any day will equal the issue price of a LYON plus the accrued original issue discount to that day, divided by the number of shares of common stock issuable upon conversion of a LYON on that day.

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

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted, the February LYONs and May LYONs would be exchanged for 13.2 shares of our common stock If the LYONs had been converted as of January 1, 2002, the diluted income per share of common stock from continuing operations would have been $0.84 and $2.18 for the three and nine month periods ended September 30, 2002, respectively.

Financial Derivatives

We have entered into various interest rate protection agreements ("swaps") to reduce the potential impact of increases in interest rate floating rate long-term debt. As of September 30, 2002, we had nine outstanding swaps with maturities to November 2004 at rates ranging from 4.65% to 5.03% that effectively convert $1,400.0 of our floating rate debt to a fixed rate of approximately 6.92%. As a result of our July 2002 credit facility refinancing, we entended the maturity of our variable rate Tranche B term loans to September 2009 and our variable rate Tranche C terms loans to March 2010. Associated with these extended tenors, we entered into $500.0 notional of variable to fixed rate interest rate swap agreements beginning in 2004 and maturing in the second half of 2009 at rates ranging from 4.51% to 4.83%. Our swaps are accounted for as cash flow hedges, and expire at various dates the longest expiring in November 2009. As of September 30, 2002, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $83.8 and a liability of $83.8 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

In February 2002, we settled two interest rate swaps with a notional amount of $200.0 at a cash cost of $8.3. These interest rate swaps were previously designated as cash flow hedges and the settlement cost approximated the fair value of the swaps previously recorded as a liability and deferred loss recorded in other comprehensive income. The deferred loss recorded in other comprehensive income will be reclassified into earnings over the remaining forecasted variable rate payments on the underlying debt. Through September 30, 2002, $4.4 of the deferred loss has been recognized as a component of interest expense and we estimate, that in total, $5.9 will be charged to earnings in 2002, with the remaining loss of $2.4 recorded in 2003 prior to June 30. In connection with our recent credit facility refinancing in July 2002, we settled one interest rate swap with a notional amount of $100.0 and recognized a $4.8 charge to interest expense in the third quarter of 2002. This swap was designated as a cash flow hedge of underlying variable rate debt that was paid off in connection with the refinancing. The charge represents the cash cost to terminate the swap and approximates the fair value of the swap previously recorded as a liability and deferred loss in accumulated other comprehensive income.

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

Environmental and Legal Exposure -- We are subject to various environmental laws, ordinances, regulations, and other requirements of government authorities in the United States and other nations. These requirements may include, for example, those governing discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes and the health and safety of our employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent that property or to borrow funds using that property as collateral. Under certain of these laws, ordinances or regulations, a party that disposes of hazardous substances or wastes at a third party disposal facility may also become a responsible party required to share in the costs of site investigation and remediation. In connection with our acquisitions and divestitures, we may assume or retain significant environmental liabilities. In particular, we assumed additional environmental liabilities in connection with the UDI acquisition. Although we perform extensive due diligence with respect to acquisitions, divestitures, and continuing operations, there may be environmental liabilities of which we are not aware. Future developments related to new or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our results of operations or financial position in the future.

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims and workers' compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware of currently or the claims that we are aware of may result in our incurring a significantly greater liability than we anticipate. We maintain property, cargo, auto, product, general liability and directors' and officers' liability insurance to protect us against potential loss exposures. In addition, in connection with acquisitions, we have acquired certain rights to insurance coverage applicable to claims or litigation associated with businesses we have acquired. We expect this insurance to cover a portion of these claims. In addition, we believe we are entitled to indemnification from third parties for some of these claims.

In our opinion, these matters are either without merit or are of a kind as should not have a material adverse effect individually and in the aggregate on our financial position, results of operations or cash flows if disposed of unfavorably. However, we cannot assure you that recoveries from insurance or indemnification claims will be available or that any of these claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows.

It is our policy to comply fully with applicable environmental requirements. An estimate of loss, including expenses, from legal actions or claims is accrued when events exist that make the loss or expenses probable and we can reasonably estimate them. Our environmental accruals cover anticipated costs, including investigation, remediation and operation and maintenance of clean-up sites. Our estimates are primarily based on investigations and remediation plans established by independent consultants and regulatory agencies. Accordingly, our estimates may change based on future developments including new or changes in environmental laws or policies, a difference in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to realize a change in estimate one it becomes probable and can be reasonably estimated. We do not discount environmental or other legal accruals and do not reduce them by anticipated insurance recoveries. We believe that our accruals related to environmental litigation and claims are sufficient and that these items will be resolved without material effect on our financial position, results of operations and liquidity, individually and in the aggregate.

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

Employment -- On July 8, 2002, a labor contract involving hourly employees at our aerospace components business expired without resolution resulting in an employee strike. The labor contract dispute affects 177 employees. In the third quarter of 2002, we recorded $2.5 of incremental labor, security and other consulting costs associated with the labor contract dispute. Based on current information, we believe that it is reasonably possible that the contract will remain unresolved in the foreseeable future. For the duration of the strike, we expect to incur incremental costs consistent with the amount recorded in the third quarter.

On July 3, 2002, our Board of Directors amended the employment agreement of our Chairman, President, and Chief Executive Officer by granting him 1,000,000 restricted shares of our stock at the market price of $48.85 per share pursuant to the shareholder approved plan. The shares vest in five annual installments of 200,000 shares commencing on July 3, 2007. The grant will be fully vested on July 3, 2011. If the grant of shares had been awarded on January 1, 2002, the impact on diluted income per share of common stock for the entire year would be approximately $0.04 per share.

As previously disclosed in our most recent proxy statement dated March 21, 2002, in connection with the relocation of our corporate headquarters to Charlotte, NC, we offered relocating employees the opportunity to borrow money from us, in varying amounts depending on level of employment, to finance the purchase of his or her primary residence in the greater Charlotte area. We have completed the issuance of these loans in conjunction with the completion of our corporate headquarters relocation. At the completion of the program, we had made relocation home loans to 37 employees, including loans to four of our executive officers, with an aggregate principal amount of $7.0.

Stock Split -- On August 28, 2002, the Board of Directors approved a two-for-one stock split of our common stock. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business on October 1, 2002 to receive one share of common stock for every outstanding share of common stock held on that date. The 100% stock dividend was distributed on October 24, 2002. The capital stock accounts, all share data and all earnings per share data in this report give effect to the stock split, applied retroactively, as if the split occurred on January 1, 2001.

Stock Buyback -- On August 28, 2002, our Board of Directors authorized a share repurchase program for up to $250.0. Since the beginning of the year and through November 8, 2002, we have repurchased 3.6 shares of our common stock on the open market, for a total cash consideration of $172.9, of which 1.6 shares were purchased during the third quarter. Based on our current consolidated leverage ratio of 2.64 to 1.0, our credit facility allows for an additional $104.9 of share repurchases.

Inrange Technologies Corporation, our publicly traded subsidiary, has been authorized by its Board of Directors to repurchase up to $20.0 of its common stock. As of November 8, 2002, Inrange has repurchased $12.6 of common stock under this program. These share repurchases are reflected as financing activities in our Condensed Consolidated Statement of Cash Flows.

Pension Plans -- At December 31, 2001 our pension plans had plan assets in excess of plan obligations of approximately $86.1. This over-funded position results in pension income as the market value of the plans' assets exceeded the expected costs associated with annual employee service. In the first nine months of 2002, we recorded net pension income of $19.9 compared to $27.8 in the first nine months of 2001.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The recent dramatic declines in the performance of the U.S. financial markets coupled with declines in long-term interest rates have had a negative impact on the funded status of our primary domestic pension plans. As a result of these factors we expect that pension income will be significantly lower next year and in the near-term. Additionally, it is likely that at December 31, 2002 we will be required to recognize a minimum pension liability and transfer the prepaid pension asset, which was recorded as a result of the historical over-funded position at December 31, 2001, after tax to Other Comprehensive Income (Loss) in the Consolidated Statement of Shareholders' Equity. Based on data available at September 30, 2002, the non-cash Other Comprehensive Loss would be approximately $219.5 and would be recorded in the fourth quarter of 2002. This loss would not impact reported net income and may vary based on asset performance and final actuarial assumptions. Further, in future periods the loss is subject to change based on market performance or interest rate changes or the loss would be required to be reversed in the event that either market performance of plan assets improves or interest rates increase.

The final measurement of the plans' funded status will be determined in the fourth quarter of 2002 and will be affected by the performance of U.S. financial markets, performance of plan assets, and the level of market interest rates at December 31, 2002. Regardless of the outcome, at this time we do not expect to make any regulatory mandated plan contributions for our primary domestic pension plans in 2003. All other required contributions to other pension plans are expected to be immaterial.

There can be no assurance that future periods will include similar pension funding status, net pension income or regulatory mandated plan contributions.

Significance of Goodwill and Intangibles -- We had goodwill of $2,562.6, net intangible assets of $551.9 and shareholders' equity of $1,811.6 at September 30, 2002. In accordance with SFAS No.142, we amortize our definite lived intangible assets on a straight-line basis over lives ranging from 4 to 10 years. There can be no assurance that circumstances will not change in the future that will affect the useful lives or the carrying value of our goodwill and intangible assets.

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements change the accounting for business combinations, goodwill and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. See Note 8 to the Condensed Consolidated Financial Statements for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The provisions of SFAS No. 143 will change the way companies must recognize and measure retirement obligations that result from the acquisition, construction, development or normal operation of a long-lived asset. We will adopt the provisions of SFAS No. 143 as required on January 1, 2003 and at this time have not yet assessed the impact the adoption might have on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and also supersedes the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Effective July 1, 2002, we early adopted the provisions of SFAS No.
145. In accordance with the provisions regarding the gains and losses from the extinguishment of debt, we recorded a charge, to interest expense, in the third quarter as a result of our July 25, 2002 credit facility refinancing. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We frequently engage in strategic restructuring and integration initiatives that include exit and disposal activities. Accordingly, we expect that SFAS No. 146 could impact the way in which we account for certain restructuring costs; however, at this time, we have not assessed the impact of adopting this statement.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS 147 will not have an impact on our financial position and results of operations.

Economic Value Added "EVA" -- EVA is an integral part of our culture. EVA is a measure of residual income. EVA is net operating profit after-tax minus a charge for the cost of all capital invested in an enterprise. As such, EVA is an estimate of economic profit, or the amount by which after-tax earnings exceed or fall short of the required minimum rate of return that both shareholders and lenders could get by investing in other securities of comparable risk. The equation to calculate EVA is net operating profit after taxes less the expression of the weighted average cost of capital of the firm multiplied by total operating capital. The EVA evaluation model is important to investors because it is the system that we use to make investment decisions and because we base our variable compensation system on the model.

Forward-looking Statements

Some of the statements in this document and any documents incorporated by reference constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industries' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "forecast," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results" in our 2001 Annual Report on Form 10-K, as amended by Form 10-K/A, and in any future filings that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2001 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation, which was completed within 90 days of the filing of this Form 10-Q, of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. There have been no significant deficiencies or material weaknesses in internal controls requiring corrective action, and no corrective actions have been taken.

                          PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers' compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware currently or the claims that we are aware of may result in our incurring a significantly greater liability than we anticipate. We maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance to protect us against potential loss exposures. In addition, in connection with acquisitions, we have acquired certain rights to insurance coverage applicable to claims or litigation associated with businesses we have acquired. We expect this insurance to cover a portion of these claims. In addition, we believe we are entitled to indemnification from third parties for some of these claims.

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

ITEM 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

  2.1   --          Merger Agreement, dated March 10, 2001 between SPX
                    Corporation and United Dominion Industries Limited,
                    incorporated herein by reference from our Current Report on
                    Form 8-K filed on March 15, 2001 (file no. 1-6948).

  3.1   --          Restated Certificate of Incorporation, as amended,
                    incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no.
                    1-6948).

  3.2   --          By-Laws as amended through October 25, 1995, incorporated
                    herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (file no. 1-6948).

  4.1   --          Indenture between SPX Corporation and The Chase Manhattan
                    Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No.
                    333-56364) filed on February 28, 2001.

  4.2   --          Form of Liquid Yield Option (TM) Note due 2021 (Zero
                    Coupon-Senior), incorporated herein by reference from our
                    Form S-3 Registration Statement (No. 333-56364) filed on
                    February 28, 2001.

  4.3   --          Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and Merrill Lynch & Co.,
                    Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                    incorporated herein by reference from our Form S-3
                    Registration Statement (No. 333-56364) filed on February 28,
                    2001.

  4.4   --          Rights Agreement, dated as of June 25, 1996 between SPX
                    Corporation and The Bank of New York, as Rights Agent,
                    relating to Rights to purchase preferred stock under certain circumstances, incorporated herein by reference from our
                    Registration Statement on Form 8-A filed on June 26, 1996
                    (file no. 1-6948).

  4.5   --          Amendment No. 1 to Rights Agreement, effective October 22,
                    1997, between SPX Corporation and The Bank of New York,
                    incorporated herein by reference from our Registration
                    Statement on Form 8-A filed on January 9, 1998 (file no.
                    1-6948).

  4.6   --          Indenture between SPX Corporation and The Chase Manhattan
                    Bank, dated as of May 9, 2001, incorporated herein by
                    reference from our Form S-3 Registration Statement (No.
                    333-68648) filed on August 29, 2001.

  4.7   --          Form of Liquid Yield Option(TM) Note due 2021 (Zero
                    Coupon-Senior), incorporated herein by reference from our
                    Form S-3 Registration Statement (No. 333-68648) filed on
                    August 29, 2001.

  4.8   --          Registration Rights Agreement dated as of May 9, 2001, by
                    and between SPX Corporation and Merrill Lynch & Co., Merrill
                    Lynch, Pierce, Fenner & Smith Incorporated, incorporated
                    herein by reference from our Form S-3 Registration Statement
                    (No. 333-68648) filed on August 29, 2001.

  4.9   --          Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652)
                    filed on August 29, 2001.

  4.10  --          Form of Subordinated Indenture, incorporated herein by
                    reference from our Form S-3 Registration Statement (No.
                    333-68652) filed on August 29, 2001.

  4.11  --          Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on
                    August 29, 2001.

  4.12  --          Warrant Agreement, dated as of April 23, 1987 (the "Warrant
                    Agreement") among GCA Corporation, The Hallwood Group
                    Incorporated and the banks and insurance companies set forth therein, incorporated herein by reference from our Form S-3
                    Registration Statement (No. 333-76978) filed on January 18,
                    2002.

 4.13   --          Warrant Agreement, dated as of September 1, 1987 (the "Zeiss
                    Warrant Agreement") between GCA Corporation and Carl Zeiss,
                    Inc., incorporated herein by reference from our Form S-3
                    Registration Statement (No. 333-76978) filed on January 18,
                    2002.

 4.14   --          Registration Agreement, dated as of April 23, 1987, among
                    GCA Corporation, the banks and insurance companies set forth therein and Carl Zeiss, Inc., incorporated herein by
                    reference from our Form S-3 Registration Statement
                    (No. 333-76978) filed on January 18, 2002.

 4.15   --          Registration Agreement, dated as of September 1, 1987, among
                    GCA Corporation and Carl Zeiss, Inc., incorporated herein by reference from our Form S-3 Registration Statement (No.
                    333-76978) filed on January 18, 2002.

 4.16   --          Form of Warrant Certificate pursuant to the Warrant
                    Agreement, incorporated herein by reference from our Form
                    S-3 Registration Statement (No. 333-76978) filed on
                    January 18, 2002.

 4.17   --          Form of Warrant Certificate for Carl Zeiss, Inc. pursuant to the Zeiss Warrant Agreement, incorporated herein by
                    reference from our Form S-3 Registration Statement (No.
                    333-76978) filed on January 18, 2002.

 4.18   --          Amendment No. 2 to Rights Agreement dated as of June 26,
                    2002, incorporated herein by reference from our Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2002
                    (file no. 1-6948).

 4.19   --          Copies of the instruments with respect to our other
                    long-term debt are available to the Securities and Exchange
                    Commission upon request.

 10.1   --          Amended and Restated Credit Agreement dated as of July 24,
                    2002, incorporated herein by reference from our Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2002
                    (file no. 1-6948).

*10.2   --          Amendment to Employment Agreement between SPX Corporation
                    and John B. Blystone dated August 28, 2002.

 99.1   --          Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

* Denotes management contract.

     (b)  Reports on Form 8-K

          On July 25, 2002, we filed a Form 8-K containing our press release dated July 24, 2002. This press release contained our second quarter 2002 earnings information.

          On August 29, 2002, we filed a Form 8-K announcing the Board of Directors approval of a two-for-one stock split payable on October 24, 2002 to stockholders of record on October 1, 2002 in the form of a stock dividend. We also announced the Board of Directors authorized a new share repurchase program for up to $250 million. The new repurchase was initiated in conjunction with a new financing agreement led by JP Morgan Securities Inc.

          On October 7, 2002, we filed a Form 8-K announcing pursuant to Rule 416(b) under the Securities Act of 1933, as amended, that, as a result of our stock split, the number of shares offered pursuant to the Registration Statements remaining unsold as of October 1, 2002 will be doubled.

          On October 23, 2002, we filed a Form 8-K containing our press release dated October 22, 2002. This press release contained our third quarter 2002 earnings information.

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

                                              SPX CORPORATION
                                              ----------------
                                              (Registrant)

Date: November 12, 2002                       By /s/ John B. Blystone
                                              -----------------------
                                              John B. Blystone
                                              Chairman, President and
                                              Chief Executive Officer

Date: November 12, 2002                       By /s/ Patrick J. O'Leary
                                              -------------------------
                                              Patrick J. O'Leary
                                              Vice President Finance,
                                              Treasurer and Chief
                                              Financial Officer

Date: November 12, 2002                       By /s/ Ronald L. Winowiecki
                                              ---------------------------
                                              Ronald L. Winowiecki
                                              Corporate Controller and
                                              Chief Accounting Officer

Certification
-------------

I, John B. Blystone, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of SPX Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:          November 12, 2002         /s/ John B. Blystone
                                         ---------------------------------------
                                         Chairman, President and
                                        Chief Executive Officer

Certification

I, Patrick J. O'Leary, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of SPX Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.



Date:          November 12, 2002        /s/ Patrick J. O'Leary
                                        ----------------------------------------
                                        Vice President Finance,
                                        Treasurer and Chief
                                        Financial Officer

                                INDEX TO EXHIBITS


Item No.                              Description
--------                              -----------

10.2-- Amendment to Employment Agreement between SPX Corporation and John B. Blystone dated August 28, 2002.

99.1-- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                 For exhibits not filed herewith, see Item 6 for exhibits incorporated by reference.