Form 10-K
period 2002-12-31
SPX CORP
filed 2003-03-17
CIK 88205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-6948

SPX Corporation

(Exact name of registrant as specified in its charter)

Delaware	38-1016240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13515 Ballantyne Corporate Place Charlotte, NC 28277
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:	704-752-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	New York Stock Exchange
Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)    Yes ☒  No ☐

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

$4,801,177,488 as of June 30, 2002

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

79,292,074 shares as of March 14, 2003

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for its Annual Meeting to be held on April 23, 2003 are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

(All dollar amounts are in millions, except per share data)

FORWARD-LOOKING INFORMATION

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. In addition, our estimates of future operating results are based on our current complement of businesses, which is constantly subject to change as we implement our “fix, sell or grow” strategy.

BUSINESS

We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential. We operate in over 20 countries and have approximately 24,200 employees worldwide. Our strategy is to create market advantages through technology, service and product leadership, by expanding our market focus to offer full customer solutions and by building critical mass through strategic “bolt-on” acquisitions.

Our business strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communications. This process includes:

•	a demanding set of leadership standards to drive achievement of results with integrity;

•	expanding our technological leadership and service offerings with a market focus on providing complete customer solutions;

•	growing through internal development and acquisitions;

•	globalization;

•	continuously reviewing our businesses to determine whether a business should be fixed, grown or sold when more value can be created with another company;

•	right-sizing our businesses to market and economic conditions to protect against economic downturns and take advantage of strong economic cycles; and

•	focusing on continuous improvements to drive results.

As part of our business strategy, we regularly review and negotiate potential acquisitions and divestitures in the ordinary course of business, some of which are or may be material. Over the last several years, we have completed numerous acquisitions and divestitures. We use “bolt-on” acquisitions to create scale, expand our market focus, globalize our businesses and provide for technological expansion. Since the beginning of 1998, we have acquired “bolt-on” businesses with aggregate purchase prices of approximately $1,085.4 and have received gross cash proceeds from divestitures of approximately $552.1. Further, we have implemented restructuring initiatives to consolidate facilities, outsource manufacturing, reduce headcount and properly size and structure businesses for the markets they serve. For a more detailed discussion of our acquisition and divestiture history and our business restructurings, see the Notes to our Consolidated Financial Statements included in Item 8 of this report.

SEGMENTS

Technical Products and Systems

The Technical Products and Systems segment had revenues of $1,337.4 for the twelve months ended December 31, 2002. This segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions. This segment includes operating units that design, manufacture and market:

•	laboratory and life science products;

•	security and integrated building life-safety systems;

•	broadcast and communication systems and services;

•	networking and switching products; and

•	electrical test and measurement solutions.

Laboratory and life science products (“Life science solutions”) — Our laboratory and life science products business includes Kendro, Lunaire and Lindberg. These units design and manufacture a wide range of lab application products including centrifuges, incubators, freezers, refrigerators, heat treat ovens and repository products and services. This business is well positioned to participate in the changing life science and laboratory applications markets, which continue to move through significant change with the aging global population, the need to maintain or reduce health care costs and scientific breakthroughs including human genome technology. The strategy of this platform is to provide end to end solutions in sample preparation, processing and storage as well as providing repository and aftermarket services. Kendro, the largest unit in the laboratory and life-science solutions platform, generates approximately 45% of its revenues from markets outside the United States and is positioned to provide a wide range of sample preparation, processing, storage and lab application products and services. Brand names include Revco, Harris, Puffer Hubbard, Queue, Jewett, Heraeus, Carr, Lunaire, Tenney, Blue M and Sorval. Competitors include Beckman Coulter, Eppendorf and NuAir.

Security and integrated building life-safety systems (“Security and building systems”) — Our security and building systems businesses provide a wide range of technology for the security, access and control for non-residential facility construction, corporate and personal security, business investigations and intelligence services. Edwards Systems Technology, or EST, a provider of fire detection and building life-safety systems, primarily participates in the non-residential facility construction industry. The strategy of EST is to provide a broad array of integrated products and technology to non-residential facilities including access control, monitoring, fire detection, energy management and communication systems. Consistent with this strategy, EST acquired IDenticard Systems, Inc. which provides card access systems to the markets that EST serves. The acquired company had revenues of approximately $32.7 in the twelve months prior to the date of acquisition. The technology for EST fire detection products is driven by its worldwide license for occluded optical technology, the demand for its integrated fire and security systems and the demand generated by updated building codes in developing countries. EST’s systems take advantage of mandated fire protection standards, and the unit has launched new products to integrate additional building control systems and bring security and access control up to fire system standards. Edwards’ new products eliminate the need for separate installations for fire protection, access control and closed circuit TV systems. EST’s main competitors include Simplex, Pittway and Cerberus. Our Security and Investigations, or S&I, business provides corporate, criminal and civil security services, business intelligence, due diligence inquiries and security audits. In October 2002, we acquired Vance International, Inc. of Oakton, Virginia, a leading provider of executive protection, uniformed security and asset protection services. S&I’s main competitors include Kroll, Pinkerton, CRG and Barton.

Broadcast and communication systems and services (“Communication solutions”) — Dielectric, our communication solutions business, is a leading supplier of analog and digital TV and FM antennas, HF and MF antennas, transmission lines, towers and radio frequency filter systems for the TV market, and cable dehydrator systems for communications infrastructure. Its strategy is to provide turnkey systems and services to the markets we serve. Consistent with this strategy, Dielectric acquired Flash Technology in 2003, a leading provider of lighting products for towers, and Brookstone Telecom, a field tower construction and service business. The acquired companies had revenues of approximately $66.3 in the twelve months prior to their respective dates of acquisition. Dielectric is a leading supplier in the United States of broadcast antenna systems, including an array of new products designed for the emerging digital transmission technology, which is commonly known as High Definition Television, or HDTV. Dielectric also is a leading supplier of antennas to FM radio stations. One of the growth drivers for this business is the emergence of HDTV in the United States. It is expected that the FCC will require commercial TV broadcasters to transmit digital signals, which are required by HDTV, by the end of 2003. Since the usage of digital TV in the United States is just beginning to emerge, TV broadcasters are required to continue to transmit analog signals simultaneously with digital signals. Key competitors include ERI, Myat and Andrew.

Networking and switching products (“Networking solutions”) — Our subsidiary, Inrange Technologies Corporation, designs, manufactures, markets and services switching and networking products for storage and data networks, including Fibre Channel directors for storage area networks. Inrange products provide fast and reliable connections among networks of computers and related devices, allowing customers to manage and expand large, complex storage networks efficiently, without geographic limitations. Inrange serves Fortune 1000 businesses and other large enterprises that operate large-scale systems where reliability and continuous availability are critical. Inrange’s “core-to-edge-to-anywhere” solutions solve the growing data storage challenges facing IT organizations, while providing investment protection and a proven foundation for future growth. The products are distributed and supported through a combination of direct sales and service operations and indirect channels. Inrange’s principal competitors in the Fibre Channel switch market are Brocade Communications Systems and McData Corporation.

In September 2000, Inrange issued its class B common stock for cash in an initial public offering. As of December 31, 2002, we owned approximately 92.1%, of the total number of outstanding shares of Inrange common stock. We own 100% of Inrange’s outstanding class A common stock, which represents approximately 98.3% of the combined voting power of all classes of Inrange voting stock. The Inrange IPO resulted in net cash proceeds to Inrange of $128.2 and a gain of $98.0 recorded in our consolidated financial statements in the third quarter of 2000.

Electrical test and measurement solutions (“Test and measurement”) — The test and measurement business includes Radiodetection, Ling Dynamic Systems, or LDS, and GFI Genfare. Radiodetection manufactures and sells portable cable and pipe locators, line management systems for locating and identifying metallic sheathed fiber optic cable, horizontal boring guidance systems and inspection cameras. This unit serves a wide customer base, including utility and construction companies, municipalities, and telecommunication companies.

The unit’s revenues generally follow the industry cycles of the markets it serves. LDS engineers and sells equipment and chambers for vibration and acoustic data machines, analysis and testing. LDS predominately serves the transportation and electronics end market. Competitors include IMV and Unholtz Dickie. GFI Genfare manufactures and sells automated fare collection systems for bus and rail transit systems including, the Odyssey fare box, as well as for postal vending. We believe GFI Genfare is the leader in bus fare collection systems in North America. While GFI Genfare is a market leader in the bus market, it is a relatively small player in the rail business in which Cubic Corporation is the market leader.

Industrial Products and Services

The Industrial Products and Services segment had revenues of $1,603.2 for the twelve month period ended December 31, 2002. The strategy of this segment is to provide “Productivity Solutions for Industry.” This segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment. This segment includes operating units that design, manufacture, and market:

•	power systems;

•	compaction equipment; and

•	specialty engineered products.

Power systems — We believe Waukesha Electric Systems is the domestic leader in medium power transformers and also one of the nation’s foremost producers of modular substations. Our strategy is to expand our engineering and service offerings. The acquisition of High Voltage Supply in October 2000, Power Systems Development in the fourth quarter of 2001 and Roberts Transformer in the first quarter of 2002 has expanded the replacement parts, substation maintenance, and turnkey substation offerings of this business.

These products and services are sold under the Waukesha Electric Systems, High Voltage Supply, and Power Systems Development brand names to electrical utilities and heavy industries such as paper, steel, mining, chemical and petrochemical. Key transformer competitors include Kuhlman, ABB and GE-Prolec.

Compaction equipment — Based in Boppard, Germany, BOMAG’s strategy is to focus on technological leadership and provide solutions to customers by lowering total cost of ownership, including maintenance costs. BOMAG provides compactors, stabilizers, tampers and rollers to the infrastructure and road construction markets. BOMAG continues to grow global market share due to its strong technology, its reputation for exceptional quality and service and its broad product offerings. BOMAG’s competitors include Caterpillar, Ingersoll-Rand and Dynapac for heavy compaction equipment, and Wacker and Multiquip for light compaction products.

Specialty engineered products — Our specialty engineered products businesses provide engineered components and subsystems, material handling equipment and systems and heat and ventilation products.

Engineered components and subsystems — Our engineered components and subsystems businesses include Contech, a provider of high quality, precision aluminum and magnesium die-cast parts for automotive steering and suspension systems, Filtran, a leading producer of automatic transmission filters and kits, Fenn, a supplier of precision machined components for the aerospace industry and our compact hydraulic power units and controlled force tools business. The Contech and Filtran units primarily participate in the car and light truck vehicle component industry, although Filtran also provides filters for certain industrial applications. Filtran competes primarily with Filtertek in its transmission filters line, and competes with a wide array of other suppliers in its aftermarket kits and components line, most notably Transtec and Borg Warner. Contech primarily competes with Intermet, J.L. French, and Gibbs. Our compact hydraulic power units and controlled force tools business mainly competes with Enerpac in its controlled force tools line, and with Monarch and Haldex Barnes on compact hydraulic power units. Fenn’s main competitors in the aerospace market are numerous small manufacturers that specialize in machined parts for the defense industry.

Material handling equipment and systems — Our material handling equipment and systems businesses include Dock Products, a manufacturer of a broad range of material handling and other equipment for loading dock applications, and Stock Equipment, a manufacturer of coal conveyor and handling systems. The market for Dock Products is primarily driven by construction of warehouse and distribution centers, manufacturing facilities, and large footprint retail stores and the aftermarket for parts and services business. The unit manufactures dock levelers and trailer restraints, and markets them under the Serco and Kelley brand names. It also produces dock seals and shelters under the Kelley Tufseal brand, and specialty engineered dock doors under the TKO Door label. Principal competitors for Dock Products include Rite-Hite, McGuire, Overhead Door, and Poweramp.

Heat and ventilation products — Marley Engineered Products produces heating and ventilation products including: baseboard, wall unit, and portable heaters; commercial cabinet and infrared heaters; thermostats and controls; air curtains; and circulating fans. Customer buying habits are largely driven from seasonal weather patterns for the respective heating and ventilation products. Marley Engineered Products markets its products under the Berko, Qmark, Farenheat, Aztec, Patton, and Leading Edge brand names. Principal competitors include TPI, Quellet and Dimplex for heating products, and Lenexa, TPI and Air Master for ventilation products. Marley Engineered Products also manufactures and distributes a limited line of builder products such as bath fans. Its principal competitor in this line is Braun NuTone.

Flow Technology

The Flow Technology segment had revenues of $1,385.7 for the twelve month period ended December 31, 2002. This segment designs, manufactures, and markets solutions and products that are used to process or transport fluids and in heat transfer applications. Our flow technology businesses focus on innovative, highly engineered new product introductions and expansion from products to systems and services to create total customer solutions. This segment includes operating units that engineer, manufacture and market the following:

•	cooling technologies and services; and

•	fluid systems.

Cooling technologies and services — Marley Cooling Technologies, or Marley, provides a diversified product and service offering of cooling towers for power generation, refrigeration, HVAC and industrial uses. Marley is engaged in an aggressive restructuring plan focused on the following five actions: (1) rationalizing global manufacturing capacity, (2) discontinuing or disposing of non-performing product lines and businesses, (3) progressive new product introductions, including the factory assembled Modulus™ tower and the Primus™ tower, which both reduce lead times and unit costs, (4) productivity improvements in operational and administrative functions and (5) expanding its dry cooling manufacturing capacity in China. In the third quarter of 2002, Marley completed the acquisition of certain assets and subsidiaries of the Balcke Cooling Products Group, or Balcke, from Babcock Borsig AG for a net purchase price of approximately $44.3, which includes debt assumed. Based in Oberhausen, Germany, Balcke is a leader in the design, manufacture and marketing of dry and wet cooling system products in the global power, chemical, petro chemical and process industries. Balcke had revenues of approximately $226.0 in the twelve months prior to the date of acquisition and is being integrated with Marley. Competitors include Baltimore Aircoil, Evapco, GEA, and Hamon.

Fluid systems — Our fluid systems businesses consist of process and fluid handling equipment and systems including valves, backflow prevention devices, mixers, agitators, pumps, metering systems, compressed air, dehydration products, broilers and hydronic products.

Process and fluid handling equipment — We are a leading producer of industrial valves for gases, liquids and slurries. We provide products primarily to water supply and wastewater treatment plants, pulp and paper manufacturing and chemical processing industries under the DeZurik, Raven, FEBCO, K-Flow, Mueller Steam, and Copes-Vulcan brand names. The acquisition of Daniel Valve in the second quarter of

2002 added complementary products and expanded our presence in the petroleum market. We compete with Fisher, Mueller, Haywood and others in this fragmented market. Under the Lightnin, Bran & Luebbe and Waukesha Cherry Burrell brand names, we manufacture and sell industrial fluid mixers, agitators, handling equipment, pumps, and metering systems, which we sell to the water, waste water treatment, chemical processing, minerals processing and sanitary industries. These units compete with Chemineer, EKATO, Milton Roy and Lewa for mixers, agitators and metering systems and with Fristam, Sudmo, Tuchenhagen and Tri-Clover for sanitary products.

Our air treatment unit manufactures filtration and dehydration products and provides services for compressed air and process gas systems. We primarily participate in the petrochemical, power generation, electronics, and light manufacturing industries as well as after-market parts and services to these industries. Our products have short lead times and therefore the revenues of this business closely follow the markets in which they participate. This unit competes with Donaldson, Domnick Hunter, American Air, PECO and NAFCO.

In February 2003, as part of our plan to form a strategic platform in compressed air dehydration and filter products and services, we purchased certain assets and subsidiaries of Hankison International from Hansen, Inc. Hankison International is a leading manufacturer of compressed air dehydration and filtration products. The acquired company had revenues of approximately $64.2 for the twelve months prior to the date of acquisition.

Boilers and hydronic products — Weil-McLain, a provider of residential and commercial hydronics products, offers a complete line of boilers and ancillary equipment which we believe has strong brand name recognition and is the leading domestic manufacturer of gas and oil fired cast iron boilers for space heating in residential and commercial applications.

Service Solutions

The Service Solutions segment had revenues of $719.5 for the twelve month period ended December 31, 2002. The strategy of this segment is to focus on the design, manufacture and marketing of a wide range of specialty service tools, hand-held diagnostic systems and service equipment, inspection gauging systems, and technical and training information, primarily for the franchised vehicle dealer industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities, and independent distributors.

The Service Solutions segment consists of three primary units: diagnostic systems and service equipment, specialty tools and technical information and services. The diagnostic systems and service equipment unit, the largest portion of the Service Solutions segment, designs, manufactures and markets hand-held diagnostic systems and service equipment for OEMs, national accounts and independent repair facilities. Diagnostic systems are sold under the OTC, Tecnotest and Robinair brand names. The products compete with brands such as Snap-on and ESP. We intend to grow this business by developing new service capabilities and strengthening alliances in hand-held diagnostics. We believe the specialty tools unit is the world leader in the design, manufacture, and marketing of specialty service tools for motor vehicle manufacturers’ dealership networks. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle systems design and the number of dealerships, and are not directly correlated to the volume of vehicles produced by the motor vehicle manufacturers. The technical information and services unit provides customers with integrated service, technical and training information for vehicle OEMs, such as Ford and BMW. This unit also administers dealer equipment programs for OEMs, including General Motors, Daimler Chrysler, Nissan Motor and Hyundai.

JOINT VENTURES

We have two primary joint ventures, EGS Electrical Group LLC and Assa Abloy Group, LLC.

EGS Electrical Group, LLC

The EGS Electrical Group is a joint venture with Emerson Electric Co. in which we hold a 44.5% interest. EGS operates primarily in the United States, Canada and Mexico and is engaged in the manufacture of electrical fittings, hazardous location lighting, and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis. We typically receive the majority of our share of this joint venture’s earnings in cash dividends.

Assa Abloy Door Group, LLC

The Assa Abloy Door Group is a joint venture with Assa Abloy in which we hold a 20% interest. The joint venture is engaged in the manufacture, sale and distribution of door products. At the formation of the joint venture on May 31, 2001 we received $96.0 in cash. We account for our investment under the equity method of accounting and we typically receive the majority of our share of this joint venture’s earnings in cash dividends.

INTERNATIONAL OPERATIONS

We are a multinational corporation with operations in over 20 countries. Our international operations are subject to the risk of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments and other risks attendant to the countries in which they are located.

Our total export sales from the United States to both affiliated and unaffiliated customers were as follows:

	2002	2001	2000
Export sales:
To unaffiliated customers	$337.5	$351.4	$242.8
To affiliated customers	92.6	77.1	81.7

Total	$430.1	$428.5	$324.5

See Note 5 to our Consolidated Financial Statements for more information on our business segments and geographic areas.

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

We spent approximately $118.6 on research activities relating to the development and improvement of our products in 2002, $109.1 in 2001 and $74.5 in 2000.

PATENTS/TRADEMARKS

We own over 900 domestic patents, including approximately 70 domestic patents that were issued in 2002, and over 600 foreign patents covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our businesses, we do not consider any single patent or trademark to be of such material importance that its absence would adversely affect our ability to conduct business as presently constituted to a significant extent. We are both a licensor and licensee of patents. For more information, please refer to “Factors That May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In October 2002, one of our subsidiaries filed a patent infringement lawsuit against Microsoft Corporation, in the United States District Court for the Eastern District of Virginia, Richmond Division District. We believe that we should ultimately prevail on this pending patent infringement claim. Trial is presently set for July 28, 2003. The amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation.

RAW MATERIALS

We manufacture many of the components used in our products. We also purchase a variety of basic materials and component parts. We believe that we generally will be able to obtain adequate supplies of major items or reasonable substitutes at reasonable costs. Our strategy includes increasing the amount of components and sub assemblies that we outsource to other companies.

COMPETITION

Although our businesses are in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all of the same product lines or serve all of the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovation. These methods vary with the type of product sold. We believe that we can compete effectively on the basis of each of these factors as they apply to the various products offered. See “Segments” above for a discussion of competitors by business.

ENVIRONMENTAL MATTERS

See “Litigation and Environmental Matters” and “Factors That May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15, Commitments and Contingent Liabilities, of our Consolidated Financial Statements for information regarding environmental matters.

EMPLOYMENT

At December 31, 2002, we had approximately 24,200 employees. Approximately 4,000 employees are represented by seventeen domestic, collective bargaining units and various foreign collective labor arrangements. We generally have experienced satisfactory labor relations at our various locations, however on July 8, 2002, a labor contract involving hourly employees at our manufacturer of aerospace components expired without resolution, resulting in an employee strike. The labor contract dispute affected 117 employees. In 2002, we recorded $4.2 of incremental security and consulting costs associated with the labor contract dispute. On March 8, 2003, the union employees voted to ratify a new contract, which brings closure to this labor dispute.

OTHER MATTERS

No customer or group of customers under common control accounted for more than 10% of our consolidated sales.

Our businesses maintain sufficient levels of working capital to support customer requirements, particularly inventory. Our businesses’ sales and payment terms are generally similar to our competitors.

Many of our businesses closely follow changes in the industries and end-markets they serve. In addition, certain businesses have seasonal fluctuations. Our Technical Products and Systems and Flow Technology segments tend to be strong during the third and fourth quarters due to the purchasing patterns of customers of these businesses. The Industrial Products and Services segment is usually strongest in the second quarter primarily due to the seasonal demand for products of the compaction equipment division reported in this segment. The Service Solutions segment revenues primarily follow program launch timing for diagnostic systems and service equipment, the largest unit in this segment. See “Business” for a discussion of the industries that influence our businesses.

Our website address is www.spx.com. Information on our website is not incorporated by reference herein. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, are available on our website as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

The following is a list of our principal properties, as of December 31, 2002, classified by segment:

	Location	No. of Facilities	Approximate Square Footage
			Owned	Leased
			(in millions)
Technical Products and Systems	14 states and 12 foreign countries	50	1.3	0.9
Industrial Products and Services	15 states and 11 foreign countries	54	3.8	1.4
Flow Technology	16 states and 18 foreign countries	91	4.1	2.9
Service Solutions	5 states and 6 foreign countries	30	0.7	0.6

Total		225	9.9	5.8

In addition to manufacturing plants, we lease our executive office in Charlotte, North Carolina, and various sales and service locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes. Our senior credit facility is secured by substantially all of our and our domestic subsidiaries’ assets (excluding, however, the assets of Inrange Technologies Corporation and our interest in our EGS and Door joint ventures) including our owned facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt” and Note 13 to our Consolidated Financial Statements for further discussion of our debt agreements.

ITEM 3.  LEGAL PROCEEDINGS

On May 6, 2002, the Bay Area Air Quality Management District, or BAAQMD, issued a notice of violation to our facility in Milpitas, California relating to the facility’s failure to maintain records required by our air permit. The notice of violation proposed a civil penalty of approximately $0.5. We have requested a settlement conference with the BAAQMD to resolve this matter.

On September 19, 2002, a pH meter malfunction at our facility in Stockton, California resulted in the release of caustic into the Stockton Diverting Canal and adverse impacts on local fish. To date, no notice of violation has been issued in connection with this incident and no monetary sanction has been proposed. However, based on discussions with the California Regional Water Quality Control Board, we do not believe that any fine for this incident would be material.

See “Litigation and Environmental Matters” and “Factors That May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15, Commitments and Contingencies, to our Consolidated Financial Statements for further discussion of legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ADDITIONAL ITEM — EXECUTIVE OFFICERS OF REGISTRANT

John B. Blystone, 49, was elected Chairman, President and Chief Executive Officer of SPX in November 1995. Prior to joining SPX, Mr. Blystone held various management positions with General Electric Company.

Jay Caraviello, 42, was elected an officer of the company in February 2003. He serves as President of SPX’s Cooling Technologies and Services businesses. Mr. Caraviello joined SPX Corporation in 1997 as Vice President of U.S. Sales and Service in the Aftermarket Tool and Equipment division. From January 1998 until August 1999, he served as Vice President and General Manager of Automotive Diagnostics. In August 1999, he was named President of Lightnin. He added the additional responsibilities for Bran&Luebbe in May 2001, before being named President in March 2002.

Fredrick J. Florjancic Jr., 56, was elected an officer of the company in June 2001. In May 2001, he joined SPX as President, Specialty Engineered Products. Prior to joining SPX, Mr. Florjancic served as President and CEO of Office Innovations, Inc. From 1995 to 2000 he was Group President and CEO of Brunswick Indoor Recreation Group and was a corporate vice president.

Robert B. Foreman, 45, was appointed Vice President, Human Resources in May 1999. Prior to joining SPX, Mr. Foreman served as Vice President, Human Resources at PepsiCo International, based in Asia Pacific where he worked for both the Pepsi and Frito-Lay International businesses from 1992 through April 1999.

William C. Griffiths, 51, was elected an officer of the company in February 2003. Mr. Griffiths served as President of SPX’s Fluid Systems businesses since joining the company in May 2001. From September 1998 to May 2001 he was President of the Fluid Systems Division of United Dominion Industries. He joined United Dominion Industries in July 1994 as President of Waukesha Cherry-Burrell.

Christopher J. Kearney, 47, was appointed Vice President, Secretary and General Counsel in February 1997. Mr. Kearney served as Senior Vice President and General Counsel of Grimes Aerospace Company from April 1995 until January 1997.

Lewis M. Kling, 57, was elected an officer of the company in December 1999. In December 1998, Mr. Kling was appointed President, Communications and Technology Systems. From June 1997 through October 1998, he served as President, Dielectric Communications.

Patrick J. O’Leary, 45, was appointed Vice President Finance, Treasurer, and Chief Financial Officer in October 1996. From 1994 through September 1996, he served as Chief Financial Officer and a director at Carlisle Plastics, Inc.

Thomas J. Riordan, 46, was appointed President, Service Solutions effective October 1997. From February 1996 through September 1997, he served as President of the OE Tool & Equipment division of the company.

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(Share and dollar amounts are in millions)

Our common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol “SPW.” The information contained in this report reflects the two-for-one stock split of our common stock on October 24, 2002.

Set forth below are the high and low sales prices for SPX common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2002 and 2001.

	High	Low
2002
4th Quarter	$55.74	$35.90
3rd Quarter	59.22	43.75
2nd Quarter	74.60	54.55
1st Quarter	75.73	51.33
2001
4th Quarter	$68.99	$38.65
3rd Quarter	64.34	37.50
2nd Quarter	65.03	42.50
1st Quarter	59.38	44.00

We have not paid cash dividends in 2002 or 2001, and we currently have no plans to pay cash dividends on our common stock. We have determined that for the foreseeable future any distribution of earnings will be in the form of open stock market purchases when deemed appropriate by management and the Board of Directors. In 2002, we repurchased 3.6 shares of our common stock on the open market, for a total cash consideration of $172.9. Since December 31, 2002, and as of March 14, 2003, we have repurchased 1.5 shares of our common stock on the open market, for a total cash consideration of $48.8. Under the new $250.0 repurchase program approved by our Board of Directors on January 9, 2003, $201.2 was available for additional repurchases as of March 14, 2003.

Our publicly held subsidiary, Inrange Technologies Corporation, has been authorized by its Board of Directors to repurchase up to $20.0 of its common stock. As of December 31, 2002, Inrange has repurchased $12.6 of common stock under this program. These share repurchases are reflected as other financing activities in our Consolidated Statement of Cash Flows.

The approximate number of shareholders of record of our common stock as of December 31, 2002 was 5,358.

We are subject to a number of restrictive covenants under various debt agreements. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 13 to our Consolidated Financial Statements for further discussion.

ITEM 6.  SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	2002	2001	2000	1999	1998
	(In millions, except per share amounts)
Summary of Operations(1)
Revenues	$5,045.8	$4,114.3	$2,678.9	$2,712.3	$1,825.4
Operating income (loss) (2)	586.6	420.3	276.1	313.4	(39.5)
Gain on issuance of Inrange stock (3)	—	—	98.0	—	—
Other income (expense), net (4)	(0.3)	(7.6)	22.2	64.3	(0.5)
Equity earnings in joint ventures	36.6	35.0	34.3	34.7	40.2
Interest expense, net (5)	(169.7)	(133.7)	(110.0)	(127.6)	(45.1)

Income (loss) before income taxes	453.2	314.0	320.6	284.8	(44.9)
Income tax (expense) benefit	(177.2)	(141.0)	(131.1)	(183.3)	3.2

Income (loss) before a change in accounting principle	276.0	173.0	189.5	101.5	(41.7)
Change in accounting principle (6)	(148.6)	—	—	—	—

Net income (loss)	$127.4	$173.0	$189.5	$101.5	$(41.7)

Income (loss) per share:
Basic	$1.56	$2.38	$3.08	$1.65	$(0.97)
Diluted	1.54	2.33	2.98	1.63	(0.97)
Weighted average number of common shares outstanding:
Basic	81.4	72.6	61.6	61.5	43.1
Diluted	82.9	74.1	63.5	62.1	43.1
Dividends paid (7)	—	—	—	—	820.7
Other Financial Data:
Total assets	$7,091.5	$7,080.1	$3,164.6	$2,846.0	$2,968.3
Total debt	2,694.9	2,612.4	1,295.6	1,114.7	1,515.6
Other long-term obligations	1,352.7	1,356.2	595.5	521.8	431.9
Shareholders’ equity	1,692.4	1,715.3	608.2	552.3	390.5
Capital expenditures	94.1	150.0	123.3	102.0	69.2
Depreciation and amortization	139.1	174.9	110.9	105.4	69.4

(1)	On May 24, 2001, we completed the acquisition of UDI in an all-stock acquisition. On October 6, 1998, we completed the merger of SPX and General Signal Corporation (GSX), which was accounted for as a reverse acquisition of SPX by GSX. See Note 4 to our Consolidated Financial Statements for further discussion on our acquisitions.

(2)	In 2002, we recorded $111.6 of special and other charges, of which $12.6 is recorded in cost of products sold, primarily associated with the restructuring initiatives to consolidate manufacturing facilities, rationalize certain product lines and asset impairments.

In 2001, we recorded $101.4 of special and other charges, of which $13.5 is recorded in cost of products sold, primarily associated with the restructuring initiatives to consolidate manufacturing facilities, rationalize certain product lines and asset impairments, as well as costs associated with the relocation of our corporate offices to Charlotte, North Carolina.

In 2001, we recorded a $15.6 net gain primarily related to an arbitration award from Snap-on Incorporated. See Note 15 to our Consolidated Financial Statements for further discussion.

In 2000, we recorded special and other charges of $103.2, of which $12.3 is recorded in cost of products sold, primarily associated with restructuring initiatives to consolidate manufacturing facilities, rationalize certain product lines and asset impairments.

In 1999, we recorded special and other charges of $38.4 associated with restructuring actions initiated throughout the businesses.

In 1998, we recorded special and other charges of $101.7, which included $69.3 of costs associated with closing the former GSX corporate office and $32.4 of restructuring costs related to GSX operations. Additionally, we recorded $102.7 of other one-time charges related to the General Signal merger and other restructuring.

(3)	In 2000, our Inrange subsidiary issued 8.855 shares of its class B common stock for cash in an initial public offering. Accordingly, we recorded a $98.0 pretax gain. See Note 7 to our Consolidated Financial Statements for further discussion.

(4)	In 2002, we recorded a loss of $10.3 related to the sale of substantially all of the assets and liabilities of a non-strategic machinery equipment product line and a material handling product line, which was partially offset by a gain on the settlement of a contract dispute.

In 2001, we recorded an $11.8 loss on the sale of our electric motor product line.

In 2000, we recorded a $23.2 gain on the settlement of a patent infringement suit against American Power Conversion Corporation. See Note 15 to our Consolidated Financial Statements for further discussion.

In 1999, we recorded net gains of $23.8 associated with the divestiture of Best Power and $29.0 associated with the divestiture of Dual-Lite and an investment in a Japanese joint venture. We also recorded a gain of $13.9 on the sale of marketable securities.

(5)	In April 2002, the FASB issued Statement of Accounting Standards, or SFAS No. 145 “Rescission of Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Effective July 1, 2002, we early adopted the provisions of SFAS No. 145. In accordance with the provisions regarding the gains and losses from the extinguishment of debt, we recorded an $8.2 charge to interest expense in 2002 as a result of our July 25, 2002 and December 27, 2002, credit facility refinancing. In addition, this statement requires that gains and losses classified as extraordinary items in prior periods that do not meet the criteria for classification as extraordinary items as a result of adopting SFAS No. 145, shall be reclassified. In 2000 and 1999, we had previously recorded extraordinary items related to losses from early extinguishments of debt of $8.8 ($15.0 pre-tax) and $6.0 ($10.0 pre-tax), respectively. In accordance with the transition provisions of SFAS No. 145, we have in this presentation reclassified the pre-tax losses, related to the early extinguishment of debt, of $15.0 for 2000 and $10.0 for 1999 to interest expense. Additionally, the related income tax benefit of $6.2 for 2000 and $4.0 for 1999 has been reclassified to income tax expense.

(6)	In 2002, we recorded a charge of $148.6 for a change in accounting principle as a result of adopting the provisions of SFAS No. 142. See Note 10 to our Consolidated Financial Statements for further discussion of this charge.

(7)	In connection with the GSX merger in 1998, we made a special dividend payment of $784.2, which was distributed to GSX shareholders.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following should be read in conjunction with our Consolidated Financial Statements and the related Notes. All dollar and share amounts are in millions, except per share and per LYON data.

Forward Looking Information

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. In addition, our estimates of future operating results are based on our current complement of businesses, which is constantly subject to change as we implement our “fix, sell or grow” strategy.

Overview

We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential. We are a multinational corporation with operations in over 20 countries and approximately 24,200 employees worldwide. Our strategy is to create market advantages through technology, service and product leadership by expanding our market focus to offer full customer solutions and by building critical mass through strategic acquisitions. Our business strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication.

We are a global provider of technical products and systems, industrial products and services, flow technology and service solutions. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, financial services, transportation and power generation.

Below is a summary of certain highlights included in the accompanying consolidated financial statements.

Acquisitions

All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of consolidated income include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at preliminary estimates of fair values as determined by management based on information available. Final purchase price allocations are based on independent appraisals and management estimates. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

As a result of acquisitions, we incur integration expenses for the incremental costs to exit and consolidate activities at the acquired companies’ locations, to involuntarily terminate employees, and other costs to integrate operating locations and other activities of the acquired companies with us. United States generally accepted accounting principles, or GAAP, requires us to reflect these acquisition integration expenses, to the extent that they are not associated with the generation of future revenues and have no future economic benefit, as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require us to record acquisition integration expenses associated with integrating our existing operations into acquired company locations as period expenses. These expenses are recorded as “Special and Other Charges” and are discussed later in this section.

Acquisition integration liabilities are based on our integration plans, which generally focus on three key areas of integration: (1) manufacturing process and supply chain rationalization, including plant closings; (2) elimination of redundant administrative overhead and support activities; and (3) restructuring and repositioning sales and marketing organizations to eliminate redundancies. We expect that the termination of employees and consolidation of facilities will be substantially complete within one year of the date of acquisition.

Revenue Recognition

We recognize revenues from product sales upon shipment to the customer, except for revenues from service contracts and long-term maintenance arrangements, which are deferred and recognized on a straight line basis over the agreement period, and revenues from certain construction and installation contracts, which are recognized using the percentage-of-completion method of accounting. Under the percentage-of-completion method, revenue is recognized based on effort or costs incurred to date as compared to total estimated effort or cost of the total contract. Certain sales to distributors made with return rights and/or price protection features are recognized upon shipment to the customer. Expected returns under these contracts are approximately 0.1% of total revenues, can be reasonably estimated and are accrued for at the time of sale, and either a restocking charge is assessed on a return (up to 25% of sales price), or the customer must issue a replacement order before the return is authorized. Amounts billed for shipping and handling are included in revenue. In addition, costs incurred for shipping and handling are recorded in cost of products sold and not netted against amounts billed.

Special and Other Charges

As part of our Value Improvement Process®, we right-size and consolidate operations to drive results. From time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity to maximize operating results. As an outcome of this process, we may incur special and other charges primarily associated with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments.

The components of the charges are computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies and local laws. The purpose of restructuring initiatives is to improve profitability, streamline operations, reduce costs, and improve efficiency.

We estimate that we will achieve operating cost reductions in 2003 and beyond through reduced employee and manufacturing costs and other facility overhead. The estimated period in which we realize savings on our restructuring actions is on average approximately twelve months from the date of completion. For restructuring actions announced in 2002, we estimate that costs savings in the twelve months following the date of completion will be approximately $75.0 per year. Estimated costs savings will be realized in cost of products sold and selling, general, and administrative expenses.

Emerging Issues Task Force No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when management, having the appropriate level of authority to involuntarily terminate employees, approves and commits us to the plan of termination, establishes the benefits that current employees will receive upon termination, and prior to the date of the financial statements, the benefit arrangement is communicated to employees. The communication of the benefit arrangement includes sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are terminated. All restructuring actions taken by the company are expected to be completed within one year from the time of announcement.

Other exit costs are costs resulting from an exit plan that are not associated with or that do not benefit activities that will be continued. We record those costs when they are not associated with or are not incurred to generate revenues after the exit plan’s commitment date, and they meet either of the following criteria: (1) the costs are incremental to other costs that we incur in the conduct of our activities prior to the commitment date and will be incurred as a direct result of the exit plan; or (2) the costs represent amounts that we will incur under a contractual obligation that existed prior to the commitment date and will either continue after the exit plan is completed with no economic benefit to us or be a penalty incurred by us to cancel the contractual obligation.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We frequently engage in strategic restructuring and integration initiatives that include exit and disposal activities. Accordingly, we expect that SFAS No. 146 could impact the way in which we account for certain restructuring costs. In particular, SFAS No. 146 may impact the timing and amount of recorded restructuring costs as certain costs previously accrued at the date a restructuring action is initiated must now be expensed as incurred.

We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, goodwill and intangible assets have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable.

If events and circumstances indicate that the long-lived assets, including intangible assets subject to amortization, should be reviewed for possible impairment, we use projections to assess whether future cash flows or operating income (before amortization) on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets to determine if a write-down is appropriate. If impairment is identified, a loss is recorded to the extent that the carrying value of the impaired assets exceeds their fair values as determined by applying the provisions of SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” or SFAS No. 144, in 2002. See “— New Accounting Pronouncements” in this section for further discussion.

These charges can vary significantly from period to period and as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of restructuring actions. See Note 6 to our Consolidated Financial Statements for further discussion on our special and other charges.

Litigation and Environmental Matters

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware currently or the claims that we are aware of may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with our acquisitions which we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

In our opinion, these matters are either without merit or are of a kind that should not have a material adverse effect individually or in the aggregate on our financial position, results of operations, or cash flows. However, we cannot assure you that recoveries from insurance or indemnification claims will be available or that any of these claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows.

It is our policy to comply fully with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third-party waste disposal sites. An estimate of loss, including expenses, from legal actions or claims is accrued when events exist that make the loss or expenses probable and we can reasonably estimate them. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are primarily based on investigations and remediation plans established by independent consultants, potentially responsible third parties, and regulatory agencies at third party offsite disposal locations. Accordingly, our estimates may change based on future developments including new or changes in environmental laws or policies, a difference in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals, we do not discount environmental or other legal accruals and do not reduce them by anticipated insurance recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification. While we believe that our accruals related to environmental, litigation, and claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate, we cannot assure you that our accruals and right to indemnity and insurance will be sufficient or that these items will be resolved without a material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate.

Use of Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in our Consolidated Financial Statements and related Notes.

Listed below are the significant estimates and assumptions used in the preparation of our financial statements. Certain other estimates and assumptions are further explained in our Notes to Consolidated Financial Statements. The following should be read in conjunction with our Consolidated Financial Statements and the related Notes.

Allowance for Doubtful Accounts—We estimate loses for uncollectable accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable.

Impairment of Long-Lived Assets and Intangibles Subject to Amortization—We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate. Should impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

In determining the estimated useful lives of definite lived intangibles, we consider the nature, competitive position, life cycle position, and historical and expected future operating cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection.

Goodwill and Indefinite Lived Intangible Assets—Goodwill and indefinite lived intangible assets are tested for impairment at least annually to determine whether the carrying value of goodwill and indefinite lived intangible assets exceed their implied fair value. The fair value of reporting units is based on discounted projected cash flow but we also consider factors such as market capitalization and comparable industry price multiples. We employ cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, estimates and judgments that effect the future cash flow projections including principal methods of competition including volume, price, service, product performance and technical innovations are considered. Actual results may differ from these estimates under different assumptions or conditions. See Note 10 to our Consolidated Financial Statements for more information.

Accrued Liabilities—We make estimates and judgments in establishing accruals as required under GAAP, including the following:

•    Legal—It is our policy to accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the loss or expenses probable and they can be reasonably estimated. In 2002, we settled approximately $26.7 of legal claims and related fees previously accrued for in connection with product disputes, patent litigation, supplier disputes and other commercial claims.

•    Environmental Remediation Costs—Costs incurred to investigate and remediate environmental issues are expensed unless they extend the economic useful life of related assets. Liabilities are recorded and expenses are reported when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are primarily based on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third-parties. Environmental obligations are not discounted and are not reduced by anticipated insurance recoveries. In 2002, we paid approximately $4.5 associated with environmental remediation and received approval from the State of Connecticut for a favorable remedial action plan to address a soil contamination site, which reduced our remediation obligation by $11.3.

•    Self-Insurance—We are primarily self-insured for workers’ compensation, automobile, product, and general liability costs and we believe that we maintain adequate reserves to cover our retained liability. Our accrual for self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. We maintain third party stop-loss insurance policies to cover all liability costs in excess of predetermined amounts.

•    Warranty—In the normal course of business we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

Financial Instruments

We use interest rate swaps to manage our exposures to fluctuating interest rate risk on our variable rate debt portfolio. We use interest rate swaps as a cash flow hedge to reduce the risk of fluctuating interest rates by fixing a known cash flow that will be expended at future dates for the payment of interest. We do not enter into financial instruments for speculative or trading purposes.

On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. These rules require that derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These standards can result in additional volatility in reported earnings, other comprehensive income and accumulated other comprehensive income. See Note 14 to our Consolidated Financial Statements for further discussion of the impact of these standards.

Initially, upon adoption of the derivative accounting requirements, and prospectively, on the date a derivative contract is entered into, SFAS No. 133 requires that a qualifying derivative be designated as either (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

We formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the balance sheets at fair value in other assets or other liabilities. We also formally assess, both at inception and quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item.

The effective portion of the changes in the fair value of our interest rate swaps, which are designated as cash flow hedges, is recorded in accumulated other comprehensive loss, net of tax. Ineffectiveness is recorded as a component of interest expense. Changes in fair value are assessed quarterly based on dealer quotes.

Stock Based Compensation

We have a stock based compensation plan, including stock option and restricted stock awards. We account for our stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25,

“Accounting for Stock Issued to Employees,” and, accordingly, no stock option expense is recognized. We have adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” Refer to Note 16 of our Consolidated Financial Statements for the disclosure information required under SFAS No. 148.

Business Segment Information

We are a global multi-industry company that is focused on profitably growing our businesses that have scale and growth potential. Our strategy is to create market advantages through technology, service and product leadership, by expanding our market focus to offer full customer solutions and by building critical mass through strategic acquisitions. We aggregate certain operating segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The primary aggregation factors considered in determining the segments were the nature of products sold, production processes and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering special and other charges, including those recorded in cost of products sold. This is consistent with the way our chief operating decision maker evaluates the results of each segment. Our results of operations are reported in four segments: Technical Products and Systems, Industrial Products and Services, Flow Technology and Service Solutions.

Technical Products and Systems

The Technical Products and Systems segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances, and acquisitions. This segment includes operating units that design, manufacture and market laboratory and life science products and services, security and integrated building life-safety systems and services, broadcast and communications systems, network and switching products and services and electrical test and measurement solutions.

Industrial Products and Services

The strategy of the Industrial Products and Services segment is to provide “Productivity Solutions for Industry.” This segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment. This segment includes operating units that design, manufacture and market power systems, compaction equipment, engineered components and subsystems, material handling equipment and systems and heat and ventilation products.

Flow Technology

The Flow Technology segment designs, manufactures and markets solutions and products that are used to process or transport fluids and heat transfer applications. This segment includes operating units that design and manufacture cooling technology products and services, process and fluid handling equipment and boilers and hyrdronic products.

Service Solutions

The Service Solutions segment consists of three primary units: diagnostic systems and service equipment, specialty tools and technical information and services. The strategy of this segment is to focus on the design, manufacture and marketing of a wide range of specialty service tools, hand-held diagnostic systems and service equipment, inspection gauging systems, and technical and training information, primarily for the franchised vehicle dealer industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities, and independent distributors.

Seasonality, Competition and Trends

Many of our businesses closely follow changes in the industries and end-markets that they serve. In addition, certain businesses have seasonal fluctuations. Our Technical Products and Systems and Flow Technology segments tend to be stronger during the third and fourth quarters due to the purchasing patterns of customers at these businesses. The Industrial Products and Services segment is usually strongest in the second quarter primarily due to the seasonal demand for products of the compaction equipment division reported in this segment. The Service Solutions segment revenues primarily follow program launch timing for diagnostic systems and service equipment, the largest unit in this segment. In aggregate, our businesses generally tend to be stronger in the second half of the year, particularly in the fourth quarter. As described in the following section, we expect 2003 operating profits derived from the power generation markets to be $40.0 to $45.0 lower than 2002 which will predominately impact the first half of 2003. Accordingly, we expect reported net income in the second half of 2003 to be stronger than the first half on a relative basis compared with prior years.

Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all of the same product lines or serve all of the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovations. These methods vary with the type of product sold. We believe we can compete effectively on the basis of each of these factors as they apply to the various products we offer. See Item 1. Business for discussion of competitors by business.

In 2002, we reported revenues of $5,045.8 compared to $4,114.3 in 2001. Organic revenues, which are revenues excluding acquisitions or dispositions, declined approximately 3.0% in 2002 compared to 2001. The decline in organic revenues was a result of many factors including, but not limited to, global economic conditions, particularly conditions in U.S. industrial markets, and the negative impact of volume and pricing dynamics at our power systems and networking solutions businesses.

We define forecasted trends as follows: ‘Soften’ — Future organic revenues are expected to have an unfavorable trend in 2003 compared to the prior year; ‘Continue’ — Future trends are expected to be similar in 2003 compared to the prior year; ‘Strengthen’ — Future organic revenues are expected to have a favorable trend in 2003 compared to the prior year.

Primary platforms that experienced organic revenue growth for the year are summarized below. Also summarized is the annual forecasted trend based on information available on the date of this report.

Segment	Platform	Annual Forecasted Trend	Comments
Technical Products and Systems	Security and integrated building life-safety systems	Continue

Despite continued softness in U.S. non-residential building construction, the unit is expected to continue realizing single digit organic revenue growth from continued demand for security, compliance and litigation services, as well as high-end fire detection products.

	Broadcast and communication systems and services	Continue	Supported by the High-Definition TV, or HDTV, rollout in the U.S. and the ability to provide turn-key systems to customers, this unit is expected to realize single digit organic revenue growth.

Industrial Products and Services	Compaction equipment	Continue

This unit experienced gains in market share in 2002 resulting in organic revenue growth for the year. The road construction markets are expected to remain soft and without continued market share gains, organic revenues in this business will be flat. Growth is expected in the Asian market with the opening of a new manufacturing facility near Shanghai, China in 2002. This unit is highly cyclical by quarter, with the second quarter traditionally the highest revenue period in the year.

	Engineered components and subsystems	Continue

This unit experienced low single digit organic revenue growth in 2002. The unit is expected to perform at similar levels due to continued demand for aerospace defense components and high integrity die-cast parts. The demand for car and light truck vehicles in the U.S. strongly influences the demand for filtration and die-cast products included in this unit and accordingly, the actual organic revenues for this unit.

Flow Technology	Cooling technologies and services	Soften

Low single digit organic revenue growth was experienced in 2002. Revenue performance is expected to soften in 2003 due to the impact of revenue declines in the U.S. power market offsetting the global demand for cooling technology products and services.

Primary platforms that experienced organic revenue declines for the year are summarized below. Also summarized is the annual forecasted trend based on information available on the date of this report.

Segment	Platform	Annual Forecasted Trend	Comments
Technical Products and Systems	Laboratory and life science products	Strengthen

Organic revenues were down slightly in 2002, with future organic revenue growth expected for this unit. Capital spending in the laboratory and life science markets is expected to be supplemented with new repository business as well as continued demand for bio-preparation, processing and storage equipment.

	Networking and switching products	Continue	Demand and pricing behavior of storage networking customers is expected to continue.

	Electrical test and measurement solutions	Continue

Demand for telecommunication line management systems is expected to remain below prior year levels. In addition, demand for automated fare collection systems is highly correlated to contract timing on large municipal contracts, which causes fluctuations from quarter to quarter.

Industrial Products and Services	Power systems	Soften

Power generation end markets continue to experience reduced demand and pricing pressures. Accordingly, our power systems unit experienced a sharp decline in revenues in the second half of 2002. This trend is expected to continue with revenues expected to decline in this business by over 30% in 2003 compared to 2002. In 2003, operating profits derived from the power generation markets are expected to decline $40.0 to $45.0, which includes the negative effect that the power market is expected to have at our cooling technologies platform.

Flow Technology	Fluid systems	Continue	Cyclical demand for short-cycle products in power, chemical and mineral processing and industrial markets is expected to remain soft.

Service Solutions	Specialty tools and technical information and services	Strengthen

The primary demand for products in this segment is driven from new vehicle launches, new vehicle technology, such as integrated electronics, and regulatory changes. While the outlook for domestic OEM dealer and aftermarket tools is consistent with the prior year, slightly higher organic revenues are expected due to regulatory changes and new vehicle launches in Europe.

Joint Ventures

We have two primary joint ventures EGS Electrical Group, LLC and Assa Abloy Door Group, LLC.

EGS Electrical Group, LLC

The EGS Electrical Group is a joint venture with Emerson Electric Co. in which we hold a 44.5% interest. EGS operates primarily in the United States, Canada and Mexico and is engaged in the manufacture of electrical fittings, hazardous location lighting, and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis. We typically receive the majority of our share of this joint venture’s earnings in cash dividends.

Assa Abloy Door Group, LLC

The Assa Abloy Door Group is a joint venture with Assa Abloy in which we hold a 20% interest. The joint venture is engaged in the manufacture, sale and distribution of door products. At the formation of the joint venture on May 31, 2001 we received $96.0 in cash. We account for our investment under the equity method of accounting and we typically receive the majority of our share of this joint venture’s earnings in cash dividends. The joint venture agreement includes a put and call arrangement that allows for the sale of our 20% interest in the joint venture to Assa Abloy in June 2003 for a minimum price of $74.0 in cash. If we put or Assa Abloy calls our 20% ownership interest, no loss will be recorded and as specified in the put and call agreement, the final settlement price for our 20% interest will be calculated based upon a pre-determined formula, which may result in a sales price greater than $74.0. Any sales price in excess of $74.0 would result in a corresponding gain. We intend to exercise our put right.

Results of Operations

On May 24, 2001, we completed the acquisition of United Dominion Industries Limited (“UDI”). UDI manufactured proprietary engineered and flow technology products primarily for industrial and commercial markets worldwide. UDI, which had sales of $2,366.2 for the twelve months ended December 31, 2000, is included in our financial statements beginning May 25, 2001. Accordingly, the acquisition of UDI significantly impacts the results of operations in 2002, which include the results of UDI for the entire period, including cost reductions associated with the integration of the UDI businesses, whereas 2001 includes the results of UDI from May 25, 2001. In the second quarter 2002, we completed our review and determination of the fair values of the assets acquired and liabilities assumed with the UDI acquisition and finalized our accounting for this acquisition.

In addition to the acquisition of UDI, during 2001 we completed fifteen acquisitions for an aggregate purchase price of $494.2, net of cash acquired. In the aggregate, the acquired companies had revenues of $302.6, $70.1 and $56.8 in the twelve months prior to the respective dates of acquisition in the Technical Products and Systems, Industrial Products and Services and Flow Technology segments, respectively. During 2002, we completed thirteen acquisitions for an aggregate purchase price of $263.7, net of cash acquired. In the aggregate, based on information provided by the sellers, the companies had revenues of $161.2, $9.6, $315.5 and $4.8 in the twelve months prior to the respective dates of acquisition in the Technical Products and Systems, Industrial Products and Services, Flow Technology and Service Solutions segments, respectively. These acquisitions are not material individually or in the aggregate. For further discussion on acquisitions and divestitures, see Note 4 to our Consolidated Financial Statements.

The requirements of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and the amortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, were effective for any business combination initiated after July 1, 2001. We have not amortized goodwill and indefinite-lived intangibles for acquisitions completed after this date. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, we ceased amortization of all remaining goodwill and intangible assets deemed to have indefinite useful lives. In connection with the transition provisions of SFAS No. 142, we have recorded a change in accounting principle, which resulted in a non-cash charge to earnings of $148.6 in the first quarter of 2002.

Pro Forma Performance Results

Consolidated Pro Forma Results

Regulation S-X of the Securities and Exchange Commission stipulates that the MD&A shall cover the three year period covered by the financial statements and shall use year-to-year comparisons or other formats that in the registrant’s judgment enhance a reader’s understanding. Further, it is stipulated that where the consolidated financial statements reveal material changes from year-to-year in one or more line items, the causes for the changes shall be described to the extent necessary to an understanding of the registrant’s business as a whole; provided, however, that if the causes for a change in one line items also related to other line items, no repetition is required and a line-by-line analysis of the financial statements as a whole is not required or generally appropriate. With revenues for the twelve months ended December 31, 2000 of $2,678.9 and $2,366.2 for SPX and UDI, respectively, UDI increased our revenues by approximately 88%. Accordingly, we believe that the following pro forma results of operations will facilitate a more meaningful analysis of our results of operations.

Unaudited pro forma results of operations for the years ended December 31, 2002, 2001 and 2000 are presented below as if the acquisition of UDI, which was acquired on May 24, 2001, took place on January 1, 2000. On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, accordingly we discontinued amortization of these assets on the date of adoption. The following 2001 and 2000 pro forma results assume that the cessation of goodwill and indefinite lived intangible assets had occurred on January 1, 2000. We believe that the following pro forma results of operations will facilitate more meaningful analysis of our results of operations.

The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results do not include any anticipated cost savings or expenses of the integration of UDI and SPX, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or that may result in the future. Consolidated interest expense has been computed assuming the refinancing of UDI debt occurred entirely under the Credit Agreement, in place as of the merger, and not through the issuance of publicly traded or privately placed notes. Interest income was not changed from historical amounts and debt issuance costs are amortized over five years. The pro forma results assume the fair values and lives of definite lived intangible assets as determined by independent appraisals. The pro forma consolidated effective income tax rate for the combined companies includes the impact of special and other charges, including those recorded in cost of products sold, and unusual items as well as increases in foreign income tax rates due to the acquisition.

	2002	2001	2000
Revenues	$5,045.8	$5,008.7	$5,045.1
Gross margin (1)	1,649.6	1,593.6	1,615.6
% of revenues	32.7%	31.8%	32.0%
Selling, general and administrative expense (2)	955.8	981.1	983.5
% of revenues	18.9%	19.6%	19.5%
Intangible amortization	8.2	5.8	6.3
Special and other charges	99.0	87.9	134.7

Operating income	586.6	518.8	491.1
Gain on issuance of Inrange stock	—	—	98.0
Other income (expense), net	(0.3)	(7.3)	12.3
Equity earnings in joint ventures	36.6	35.0	34.3
Interest expense, net	(169.7)	(156.3)	(171.1)

Income before income taxes	453.2	390.2	464.6
Provision for income taxes	(177.2)	(156.3)	(196.9)

Income before change in accounting principle	$276.0	$233.9	$267.7

Capital expenditures	$94.1	$177.2	$177.1
Depreciation and amortization	139.1	136.1	135.6

(1)	Includes $12.6, $13.5 and $15.4 of charges to cost of products sold, in 2002, 2001 and 2000, respectively, associated with discontinued product lines and other product changes associated with restructuring initiatives.

(2)	2001 includes a $15.6 net gain associated with the Snap-on patent arbitration award and other legal matters.

Consolidated Pro Forma Results: 2002 Compared To 2001

Revenues — In 2002, revenues increased by 0.7% compared to 2001 primarily due to an increase in the Technical Products and Systems and Flow Technology segments, which increased 11.3% and 6.6%, respectively. Revenues in the Industrial Products and Services segment decreased by 10.1% compared to the prior year, while the Service Solutions segment declined by 0.8%. Revenues in the Technical Products and Systems segment increased primarily due to acquisitions completed in 2001 and 2002 and organic revenue growth in the security and building systems and communication solutions platforms. The increase in revenues in Flow Technology was primarily due to the acquisition of Balcke Cooling Products Group (“Balcke”) from Babcock Borsig AG in the third quarter of 2002 and the acquisition of Daniel Valve Company, in the second quarter of 2002. Revenue growth from these acquisitions and organic growth in the cooling technologies and services platform offset organic revenue decline in process and fluid handling equipment. Revenues in the Industrial Products and Services segment were lower primarily due to the decline in demand and an increase in pricing pressures at our power systems unit in the second half of 2002, the sale of the door products business on May 31, 2001 into a joint venture with Assa Abloy and the sale of certain non-core assets in 2001 and 2002.

Gross margin — In 2002, gross profit margins increased from the prior year. We recorded charges to cost of products sold of $12.6 and $13.5 in 2002 and 2001, respectively, for discontinued products associated with restructuring and other product changes. Excluding these charges recorded in cost of products sold, each segment experienced improved gross margins other than the Service Solutions segment, which recorded gross margins of 12.0% in 2002 compared to 12.4% in 2001. The improvement in consolidated gross margins was primarily a result of progressive cost reduction actions across the company, including manufacturing process and supply chain rationalization, plant closings, discontinuance of non-performing product lines and progressive material savings through the use of a reverse auction procurement model.

Selling, general and administrative expense (SG&A) — In 2002, SG&A expense was $955.8, or 18.9% of revenues, compared to $981.1, or 19.6% of revenues in 2001. The reduction in SG&A expense was primarily due to the elimination of redundant administrative overhead and support activities and the restructuring and repositioning of sales and marketing organizations to eliminate redundancies in these activities. On December 27, 2001, we received a favorable arbitration award associated with the patent infringement claim against Snap-on. In addition, we realized expenses associated with certain commercial legal matters, including the VSI contract litigation. It is our policy to recognize gains when realized and accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the loss or expenses probable and they can be reasonably estimated. Accordingly, in total we recognized a $15.6 net gain that was recorded as a reduction in selling, general and administrative expense in the fourth quarter of 2001.

Intangible amortization — In 2002, intangible amortization was $8.2 compared to $5.8 in 2001. The increase was due to bolt-on acquisitions completed in 2001 and 2002.

Special and other charges — We recorded special charges of $99.0 in 2002 and $87.9 in 2001. These special charges were primarily associated with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. In addition, we recorded charges to cost of products sold of $12.6 and $13.5 in 2002 and 2001, respectively, for discontinued product lines and other product changes associated with restructuring initiatives.

	2002(1)	2001(2)
Employee termination costs	$50.3	$23.8
Facility consolidation costs	15.1	13.9
Other cash costs	9.3	15.2
Non cash asset write-downs	36.9	46.9
In-process technology	—	1.6

Total	$111.6	$101.4

(1)	$12.6 of non cash inventory write-downs is recorded as a component of cost of products sold.

(2)	$13.5 of non cash inventory write-downs is recorded as a component of cost of products sold.

Other expense, net — In 2002, other expense of $0.3 is primarily related to a loss of $10.3 on the sale of substantially all of the assets and liabilities of a non-strategic machinery equipment product line and a material handling product line, which was mainly offset by a gain on the settlement of a contract dispute. In 2001, other expense of $7.3 primarily is comprised of an $11.8 loss on the sale of our electric motor product line recognized in the second quarter.

Interest expense, net — In 2002, interest expense was $169.7 compared to $156.3 in 2001. Interest expense in 2002 includes a $8.2 early extinguishment of debt charge as well as $14.8 for interest rate swaps terminated in connection with our Restated Credit Agreement.

Income taxes — The effective income tax rates in 2002 and 2001 were 39.1% and 40.1%, respectively. The expected effective income tax rate for 2003 is approximately 37.0%. The tax rate may vary from year to year due to the mix of domestic and foreign income, impact of special charges and eligibility of certain tax credits.

Consolidated Pro Forma Results: 2001 Compared To 2000

Revenues — In 2001, revenues decreased by 0.7% compared to 2000 primarily due to a decline in the Service Solutions and Industrial Products and Services segments which declined 12.1% and 7.6%, respectively. Revenues in the Technical Products and Systems segment increased by 25.5% compared to the prior year while the Flow Technology segment declined by 2.7%. Revenues in the Service Solutions segment declined primarily due to a decline in automobile industry production, timing of new product launches of specialty tool programs, and the decision to exit the emissions business. Revenues in the Industrial Products and Services segment were lower primarily due to the sale of the door products business on May 31, 2001 into a joint venture with Assa

Abloy and the sale of GS Electric on May 18, 2001. Technical Products and Systems revenues were stronger primarily due to bolt-on acquisitions including Kendro, completed in 2001, and increased demand for broadcast and communications systems and security and building systems in 2001.

Gross margin — In 2001, gross profit margins were down slightly from the prior year. We recorded charges to cost of products sold of $13.5 and $15.4 in 2001 and 2000, respectively, for discontinued products associated with restructuring and other product changes. Excluding $4.9 of special charges recorded in cost of products sold in 2001, the Technical Products and Systems segment gross profit margins were lower than the prior year by 1.7%, primarily due to pricing pressures, unfavorable product mix and lower volumes than expected at our networking solutions unit. Excluding $1.8 and $2.5 of special charges recorded in cost of products sold in 2001 and 2000, respectively, gross margins in the Industrial Products and Services segment were 2.4% lower than the previous year, primarily due to lower volumes and integration and facility launch costs at both our precision die-cast operation in Wales, England and our hydraulic power units and controlled force tools business. Excluding $6.8 and $11.7 of special charges recorded in cost of products sold in 2001 and 2000, respectively, the Service Solutions segment 2001 gross profit margins were flat on a comparable basis. Excluding $1.2 of special charges recorded in cost of products sold in 2000, the Flow Technology segment experienced gross profit margins of 0.9% above the prior year primarily due to cost saving initiatives achieved in the period with the integration of UDI and improved performance at our valve businesses.

Selling, general and administrative expense (SG&A) — In 2001, SG&A expense was $981.1, or 19.6% of revenues, compared to $983.5, or 19.5% of revenues in 2000. On December 27, 2001, we received a favorable arbitration award associated with the patent infringement claim against Snap-on. In addition, we realized expense associated with certain commercial legal matters, including the VSI contract litigation. It is our policy to recognize gains when realized and accrue for estimated losses from legal action or claim, including legal expenses, when events exist that make the realization of the loss or expense probable and they can be reasonably estimated. Accordingly, in total we recognized a $15.6 net gain that was recorded as a reduction in selling, general and administrative expenses in the fourth quarter of 2001. Excluding this gain, SG&A expense was $996.7, an increase of 1.3% compared to 2000.

Intangible amortization — In 2001, intangible amortization was $5.8 compared to $6.3 in 2000.

Special and other charges — We recorded special charges of $87.9 in 2001 and $134.7 in 2000. These special and other charges were primarily associated with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. In addition, we recorded charges to cost of products sold of $13.5 and $15.4 in 2001 and 2000, respectively, for discontinued product lines and other product changes associated with restructuring initiatives.

	2001(1)	2000(2)
Employee termination costs	$23.8	$36.0
Facility consolidation costs	13.9	26.4
Other cash costs	15.2	11.4
Non cash asset write-downs	46.9	66.3
In-process technology	1.6	10.0

Total	$101.4	$150.1

(1)	$13.5 of non cash inventory write-downs is recorded as a component of cost of products sold.

(2)	$15.4 of non cash inventory write-downs is recorded as a component of cost of products sold.

Gain on issuance of Inrange stock — In September 2000, Inrange Technologies, one of our subsidiaries in the Technical Products and Systems segment, issued 8.855 shares of its class B common stock for cash in an initial public offering. We own 75.633 shares of Inrange class A common stock. Holders of class B common stock generally have identical rights as class A common stock except for voting and conversion rights. The holders of class A common stock are entitled to five votes per share and the holders of class B common stock are entitled to one vote per share. Holders of class B common stock have no conversion rights. As of December 31, 2002, we owned approximately 92.1% of the total number of outstanding shares of Inrange common stock and approximately 98.3% of the combined voting power of all classes of Inrange voting stock. Proceeds from the offering, based on the offering price of $16.00 per share, net of expenses, were $128.0. We accounted for the proceeds of the offering in accordance with Staff Accounting Bulletin No. 51, “Accounting by the Parent in Consolidation for Sale of Stock in Subsidiary.” In accordance with the selected accounting policy, we recorded a gain of $98.0 in the third quarter of 2000.

Other income (expense), net — In 2001, other expense of $7.3 primarily is comprised of the loss on the sale of our electric motor product line recognized in the second quarter. In 2000, other income of $12.3 is primarily comprised of the settlement of a patent infringement suit against American Power Conversion Corporation. We received gross proceeds of $48.0 and recognized a gain of $23.2, net of legal costs and other related expenses. The infringement award related to a previously divested business, accordingly, it was recorded as other income in the second quarter of 2000.

Interest expense, net — In 2001, interest expense was $14.8 lower than the comparable period in 2000 primarily due to lower average interest rates.

Income taxes — The effective income tax rates in 2001 and 2000 were 40.1% and 42.4%, respectively.

Segment Pro Forma Results

	2002	2001	2000
Revenues:
Technical Products and Systems	$1,337.4	$1,201.5	$957.3
Industrial Products and Services	1,603.2	1,782.4	1,928.0
Flow Technology	1,385.7	1,299.4	1,335.0
Service Solutions	719.5	725.4	824.8

Total	$5,045.8	$5,008.7	$5,045.1

Segment income:
Technical Products and Systems	$216.9	$192.1	$178.2
Industrial Products and Services	233.0	237.5	284.6
Flow Technology	219.3	158.9	142.2
Service Solutions	86.5	89.9	96.7

Total Segment Income	755.7	678.4	701.7

General Corporate	(57.5)	(58.2)	(60.5)
Special and Other Charges	(111.6)	(101.4)	(150.1)

Total Consolidated Operating Income	$586.6	$518.8	$491.1

Segment Pro Forma Results 2002 Compared To 2001

Technical Products and Systems

Revenues — In 2002, revenues increased by 11.3% compared to 2001 primarily due to bolt-on acquisitions completed in 2001 and 2002, the most significant of which was Kendro, and increased demand for broadcast and communications systems and security and building systems. Demand and pricing behavior of storage networking customers and the decision to exit certain telecommunications products in 2001 caused a decline in revenues at our Inrange subsidiary in 2002 compared to 2001.

Segment Income — In 2002, segment income was $216.9 compared to $192.1 in 2001. The impact from higher revenues and cost reduction actions was partially offset by lower segment income at our networking solutions unit. This unit, Inrange, experienced lower income primarily due to pricing pressures resulting from reduced industry demand.

Industrial Products and Services

Revenues — In 2002, revenues decreased by 10.1% compared to the prior year primarily due to the contribution of the door products business on May 31, 2001 into a joint venture with Assa Abloy, the sale of our electric motor product line on May 18, 2001, and a reduction in demand and pricing at our power transformer business. Partially offsetting these declines were improved organic revenues at our compaction equipment and engineered components and subsystems units.

Segment Income — In 2002, operating income decreased by $4.5 compared to the same period last year due to lower sales volumes.

Flow Technology

Revenues — In 2002, revenues increased by 6.6% compared to 2001 primarily due to bolt-on acquisitions completed in 2002, which included the acquisitions of Balcke and Daniel Valve. Organic revenue growth at our cooling technologies and services platform was slightly offset by lower organic revenues at our process equipment and fluid handling unit.

Segment Income — In 2002, segment income increased by $60.4, or 38%, compared to 2001 primarily due to higher revenues in 2002 and cost reductions associated with the UDI businesses and improved performance at our process and fluid handling equipment and cooling technologies and services businesses.

Service Solutions

Revenues — In 2002, revenues decreased by 0.8%, or $5.9, compared to 2001.

Segment Income — In 2002, segment income decreased by $3.4 compared to 2001 primarily due to the lower revenues realized in this segment.

General Corporate Expenses

General corporate expenses were $57.5 in 2002 compared to $58.2 in 2001.

Segment Pro Forma Results 2001 Compared To 2000

Technical Products and Systems

Revenues — In 2001, revenues increased by 25.5% compared to 2000 primarily due to increased demand for broadcast and communications systems and services and security and building systems in 2001 as well as acquisitions completed in 2001.

Segment Income — In 2001, segment income was $192.1 compared to $178.2 in 2000. The impact from higher revenues was partially offset by lower segment income at our networking solutions unit. This unit, Inrange, experienced lower segment income primarily due to pricing pressures and an increase in selling, general and administrative costs to support acquisitions and expected new business programs.

Industrial Products and Services

Revenues — In 2001, revenues decreased by 7.6% compared to the same period last year primarily due to the contribution of the door products business on May 31, 2001 into a joint venture with Assa Abloy, the sale of our electric motor product line on May 18, 2001 and a soft U.S. market at our compaction equipment business. Lower revenues were partially offset by the continued strong sales of power systems and precision die-castings units.

Segment Income — In 2001, segment income decreased by $47.1 compared to the same period last year primarily due to lower volumes. Unfavorable product mix in certain businesses and the impact of integration and facility launch costs at both our precision die-cast facility in Wales, England and the hydraulic power units and controlled force tools business in Rockford, Illinois also impacted segment income in 2001.

Flow Technology

Revenues — In 2001, revenues decreased by 2.7% compared to 2000 primarily due to the sale of our Marley Pump business. The Marley Pump business was sold in two parts; one product line was sold in April 2001, and substantially all other remaining assets and liabilities were sold in August 2001. Excluding the impact of the sale of Marley Pump, revenues, in the aggregate, were approximately unchanged from 2000.

Segment Income — In 2001, segment income increased by $16.7 compared to 2000 primarily due to cost reductions associated with the UDI businesses and improved performance at our process and fluid handling equipment and cooling technologies and services businesses.

Service Solutions

Revenues — In 2001, revenues decreased by 12.1% compared to 2000 primarily due to a decline in industry production, the decision to exit the emissions business and the timing of new product launches of specialty tool programs in 2000.

Segment Income — In 2001, segment income decreased by $6.8 compared to 2000 due to the lower revenues realized in this segment.

General Corporate Expenses

General corporate expenses were $58.2 in 2001 compared to $60.5 in 2000. The reduction was primarily due to the reduction in UDI corporate expenses after the completion of the acquisition on May 24, 2001.

Reported Performance Results

Consolidated Reported Results

	2002	2001	2000
Revenues	$5,045.8	$4,114.3	$2,678.9
Gross margin (1)	1,649.6	1,352.7	902.2
% of revenues	32.7%	32.9%	33.7%
Selling, general and administrative expense (2)	955.8	775.1	495.2
% of revenues	18.9%	18.8%	18.5%
Goodwill and intangible amortization	8.2	69.4	40.0
Special charges	99.0	87.9	90.9

Operating income	586.6	420.3	276.1
Gain on issuance of Inrange stock	—	—	98.0
Other income (expense), net	(0.3)	(7.6)	22.2
Equity earnings in joint ventures	36.6	35.0	34.3
Interest expense, net	(169.7)	(133.7)	(110.0)

Income before income taxes	453.2	314.0	320.6
Provision for income taxes	(177.2)	(141.0)	(131.1)

Income before change in accounting principle	276.0	173.0	189.5
Change in accounting principle	(148.6)	—	—

Net income	$172.4	$173.0	$189.5

Capital expenditures	$94.1	$150.0	$123.3
Depreciation and amortization	139.1	174.9	110.9

(1)	Includes $12.6, $13.5 and $12.3 of charges to cost of products sold in 2002, 2001 and 2000 respectively, associated with discontinued product lines and other product changes associated with restructuring initiatives.

(2)	Includes a $15.6 net gain in 2001 associated with the Snap-on patent arbitration award and other legal matters.

Segment Reported Results

	2002	2001	2000
Revenues:
Technical Products and Systems	$1,337.4	$1,137.9	$796.8
Industrial Products and Services	1,603.2	1,391.4	893.3
Flow Technology	1,385.7	912.5	286.8
Service Solutions	719.5	672.5	702.0

Total	$5,045.8	$4,114.3	$2,678.9

Segment income:
Technical Products and Systems	$216.9	$178.6	$155.2
Industrial Products and Services	233.0	186.5	156.7
Flow Technology	219.3	136.0	35.2
Service Solutions	86.5	68.5	69.0

Total Segment Income	755.7	569.6	416.1

General Corporate	(57.5)	(47.9)	(36.8)
Special and Other Charges	(111.6)	(101.4)	(103.2)

Total Consolidated Operating Income	$586.6	$420.3	$276.1

Reported Performance Results: 2002 Compared To 2001

Revenues — Revenues of $5,045.8 in 2002 increased by $931.5, or 22.6%, from $4,114.3 in 2001. By segment, revenues increased by 17.5% in the Technical Products and Systems segment, 15.2% in the Industrial Products and Services segment, 51.9% in the Flow Technology segment and 7.0% in the Service Solutions segment. The increase in revenues was primarily due to the acquisition of UDI on May 24, 2001 and bolt-on acquisitions completed in 2001 and 2002. Revenues in 2001 included seven months of the UDI businesses. Excluding the impact of all acquisitions or divestitures, the primary units that experienced growth in the period included our security and building systems and broadcast and communications systems and solutions business in our Technical Products and Systems segment, our cooling technologies and services business in our Flow Technology segment and our compaction equipment business in our Industrial Products and Services segment. A decline in revenue, excluding the impact of any acquisitions or divestitures, resulted from a decline in sales at our power systems business which affected the Industrial Products and Services segment, reduced demand for process and fluid handling equipment in the Flow Technology segment, a decline in demand for networking and switching products in our Technical Products and Systems segment, and lower volumes in our Service Solutions segment.

Operating Income — Operating income in 2002 was $586.6 compared to $420.3 in 2001. The increase in operating income is primarily due to the acquisition of UDI on May 24, 2001, cost reduction actions across the company and the cessation of the amortization of goodwill and indefinite lived intangible assets with the adoption of SFAS No. 142.

Other expense, net — In 2002, we recorded a loss of $10.3 related to the sale of substantially all of the assets and liabilities of a non-strategic machinery equipment product line and a material handling product line, which was mainly offset by a gain on the settlement of a contract dispute. In 2001, other expense of $7.6 primarily is comprised of an $11.8 loss on the sale of our electric motor product line recognized in the second quarter.

Interest expense, net — In 2002, interest expense was $169.7 compared to $133.7 in 2001. The higher interest expense is due to the acquisition of UDI on May 24, 2001 and the refinancings in 2002, which resulted in a $8.2 early extinguishment of debt charge as well as $14.8 for interest rate swaps terminated in connection with our Restated Credit Agreement.

Income taxes — The effective income tax rate in 2002 was 39.1% compared to 44.9% in 2001. The effective income tax rate is higher in 2001 primarily due to the amortization of nondeductible goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized and accordingly, we discontinued amortization of these assets on the date of adoption.

Change in Accounting Principle — On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements change the accounting for business combinations, goodwill and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. In connection with adopting the provisions of SFAS No. 142, our transition impairment testing resulted in a $148.6 impairment of recorded goodwill associated with our automotive filtration systems business and hydraulic systems business. Accordingly, this amount was written-off as a transition impairment charge and recorded as a change in accounting principle. The impaired goodwill was not deductible for income tax purposes. See Note 10 to our Consolidated Financial Statements for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

Reported Performance Results: 2001 Compared To 2000

Revenues — Revenues of $4,114.3 in 2001 increased by $1,435.4, or 53.6%, from $2,678.9 in 2000. By segment, revenues increased by 42.8% in the Technical Products and Systems segment, 55.8% in the Industrial Products and Services segment, and 218.2% in the Flow Technology segment. The increase in revenues in each segment is primarily due to the acquisition of UDI on May 24, 2001 and bolt-on acquisitions completed in 2001 and 2000. Revenues in 2001 included seven months of the UDI businesses. The Service Solutions segment revenues declined by 4.2% primarily due to the decision to exit the emissions business and the timing of new product launches of specialty tool programs in 2000. Excluding the impact of all acquisitions or divestitures, the primary units that experienced growth in the period included our security and building systems and broadcast and communications systems and services platforms in our Technical Products and Systems segment, strong demand for power systems and precision die-castings in our Industrial Products and Services segment. Other than the decline in revenue at our Service Solutions segment, a decline in revenue, excluding the impact of any acquisitions or divestitures, was experienced at our hydraulic and filtration units in our Industrial Products and Services segment.

Operating Income — Operating income in 2001 was $420.3 compared to $276.1 in 2000. The increase in operating income is primarily due to the acquisition of UDI on May 24, 2001, the increase in revenues at certain units in our Technical Products and Systems, Industrial Products and Services and Flow Technology segments in addition to cost reduction actions across the company.

Other income (expense), net — In 2001, other expense of $7.6 primarily is comprised of the loss on the sale of our electric motor product line recognized in the second quarter. In 2000, other income of $22.2 is primarily comprised of the settlement of a patent infringement suit against American Power Conversion Corporation. We received gross proceeds of $48.0 and recognized a gain of $23.2, net of legal costs and other related expenses. The infringement award related to a previously divested business, accordingly, it was recorded as other income in the second quarter of 2000.

Interest expense, net — In 2001, interest expense was $133.7 compared to $110.0 in 2000. The higher interest expense in 2001 is due to the acquisition of UDI on May 24, 2001. Interest expense in 2000 included $15.0 associated with a debt refinancing in the first quarter.

Income taxes — The effective income tax rate in 2001 was 44.9% compared to 40.9% in 2000. The effective income tax rate is higher in both years than the U.S. statutory income tax rate primarily due to the amortization of nondeductible goodwill and the effect of state income taxes. The 2001 effective income tax rate was also impacted by the acquisition of UDI on May 24, 2001, which led to higher non-deductible goodwill in the period.

Research and Development

Internal research and development costs are expensed to selling, general, and administrative expense, as incurred. Costs incurred in the research and development of new software included in products are charged to expense as incurred until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” until the product is available for general release. Such costs are amortized over the lesser of three years or the economic life of the related products and the amortization is included in cost of products sold. We expensed as a component of selling, general, and administrative expense, approximately $118.6 of research and development costs in 2002, $109.1 in 2001 and $74.6 in 2000.

Pension Plans

We recorded net pension income of $25.5 in 2002, $37.0 in 2001, and $44.5 in 2000. The calculation of pension benefit income uses an expected rate of return on plan assets. The difference between the estimated return and the actual return is treated as an unrecognized gain or loss and this amount is amortized into the calculation of pension results in future periods. As of December 31, 2002, the aggregate unrecognized loss position of our pension plans was $443.1. The majority of this unrecognized loss stems from the unexpected recent decline in the performance of U.S. financial markets coupled with historic lows in interest rates. Future net pension income or expense is dependent upon many factors including level of employee participation in the plans, plan amendments, discount rates and the changes in market value of the plans’ assets, which, in turn depends on a variety of economic conditions. Accordingly, there can be no assurance that future periods will include similar amounts of net pension income. Based on an assumed expected long-term rate of return on assets of 8.50% in 2003 and the change in our unrecognized loss position during 2002, we expect net pension income to decrease by approximately $20.0 in 2003.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The recent dramatic declines in the performance of the U.S. financial markets coupled with historic lows in long-term interest rates have resulted in a $220.0 underfunded status for our pension plans compared to a $86.1 funded status at December 31, 2001. Our German pension plans account for $46.6 of the underfunded status at December 31, 2002, as plans in Germany are typically not funded in accordance with local regulations. We made no cash contributions to our primary domestic pension plans in 2002. The underfunded status of our primary domestic pension plans did not have any impact on required cash contributions in 2002 and we do not expect to make any material cash contributions in 2003.

In accordance with accounting rules, when the accumulated benefit obligation of a pension plan exceeds the plan assets, a minimum pension liability must be recognized. As a result of the decline in the funded status of our pension plans for reasons described above, we were required to record an adjustment to increase our minimum pension liability at December 31, 2002. This adjustment also required the elimination of the pension asset previously recorded as a result of the historical over-funded position of our pension plans. We recorded this non-cash, non-income statement adjustment, net of tax, as a component of accumulated other comprehensive loss in the Consolidated Statement of Shareholders’ Equity. The total pension adjustment amount recorded to the accumulated other comprehensive loss account at December 31, 2002 was $226.8.

Weighted-average pension assumptions at December 31, 2002 and December 31, 2001 include the following:

	December 31,
	2002	2001
Weighted average actuarial assumptions used were:
Discount rate	6.67%	7.17%
Rate of increase in compensation levels	4.42%	4.46%
Expected long-term rate of return on assets	9.44%	9.84%

The discount rate and rate of increase in compensation levels for 2002 were used to value our benefit obligation and funded status as of December 31, 2002. The expected long-term rate of return on assets was used to calculate the pension benefit income for 2002. A one-percentage point increase or decrease to the 2002 assumed expected long-term rate of return of our primary domestic pension plans would have a $12.0 relative effect on 2002 net pension income. The expected long-term rate of return assumption for the 2003 pension benefit income calculation is expected to be approximately 8.50%. It is our policy to review the pension assumptions annually. Pension benefit income is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are established at the respective balance sheet date based on consultation with independent actuaries using the following principles: (1) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans; (2) The discount rate is set based on the yield of high quality fixed income investments, commonly defined as fixed income investments with at least a Moody’s AA credit rating; and (3) The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, a benchmark study completed by our independent actuaries has shown that our choice of assumptions is comparable to other organizations with a plan measurement date of December 31, 2002.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used. Realization of deferred tax assets associated with the net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. We believe that there is a risk that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance increased by $38.5 in 2002, and $24.7 in 2001.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and consequently, the amount of income taxes paid in future years may be greater than amounts paid in 2002 and 2001.

Undistributed earnings of our foreign subsidiaries amounted to approximately $460.9 at December 31, 2002. A deferred tax estimate of $40.0 has been provided for the foreign earnings of certain subsidiaries. With the exception of these subsidiaries, the remaining foreign earnings are considered indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $21.0 would be payable upon remittance of all previously unremitted earnings at December 31, 2002.

Liquidity and Financial Condition

Listed below are the cash flows from (used in) operating, investing and financing activities and the net change in cash and cash equivalents for the twelve months ended 2002, 2001 and 2000.

	2002	2001	2000
Cash flows from operating activities	$439.1	$492.2	$171.2
Cash flows used in investing activities	(239.1)	(517.7)	(354.3)
Cash flows from (used in) financing activities	(104.1)	411.8	178.0

Net increase (decrease) in cash and equivalents	$95.9	$386.3	$(5.1)

In 2002, cash flows from operating activities were $439.1 compared to cash flows from operating activities of $492.2 in 2001. The decrease in operating cash flow was primarily due to $99.5 cash spending on restructuring activities compared to $55.0 in 2001, the discontinuance of a vendor financing program at our compaction equipment business which resulted in a cash outflow of $21.5, and a net increase in working capital outflows. The increase in restructuring spending as compared to 2001, was primarily due to the completion of UDI integration actions as well as the completion of previously initiated restructuring actions. At December 31, 2002, a total of $54.7 of restructuring liabilities remained on the consolidated balance sheet as disclosed in Note 6 of our Consolidated Financial Statements. With the exception of certain multi-year operating lease and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. In addition, we expect to take charges against earnings in 2003 in connection with implementing additional cost reduction actions at certain of our businesses. We have estimated these charges to be between $80.0 and $100.0, but they could be higher or lower than this range. Where we cannot fully quantify the amount of cash and non-cash portion of the charges in 2003, we expect that the operating cash outflow associated with these actions will also be in the range of $80.0 to $100.0.

The primary driver of the working capital outflows in 2002 was the timing of certain payments, which were partially offset with working capital improvements, measured as a percent of revenue, at our Service Solutions segment, our Flow Technology segment, and our compaction equipment business, as well as cash received from a legal award.

In 2002, cash flows used in investing activities were $239.1, a decrease of $278.6 compared to cash flows used in investing activities of $517.7 in 2001. The decrease was primarily due to the following:

•	Proceeds from asset sales in 2002 were $100.9 compared to $182.9 in 2001. Cash proceeds from asset sales in 2002 were primarily composed of the divestures of a non-strategic machinery and material handling product line, as well as sales of non-core plant and equipment. Cash proceeds from asset sales in 2001 were generated from the disposition of seven product lines as well as $96.0 received from the sale of our door products business into a joint venture with Assa Abloy whereby we also received a 20% ownership in the joint venture.

•	Cash used for business acquisitions was $289.7, or 54.9%, greater in 2001 as compared to 2002. In 2001, acquisition spending included cash used for the UDI acquisition as well as $320.0 for the acquisition of Kendro, our largest bolt-on acquisition in history in terms of purchase price. Excluding the cash spent in 2001 for Kendro and UDI, cash used for acquisitions increased $79.9, or 50.4%, as compared to 2001 as we completed thirteen bolt-on acquisitions in 2002.

•	Cash used for capital expenditures was $94.1 in 2002 compared to $150.0 in 2001. The decrease in capital expenditures was primarily due to the fact that 2001 results included incremental spending on various plant expansion projects as well as new capital deployed at the recently acquired UDI businesses. In addition, 2002 was positively impacted by a disciplined cost containment program to reduce capital spending in businesses that are experiencing cyclical end market demand changes.

•	A measure of cash flow performance used by analysts and investors that follow multi-industrial companies is free cash flow which is defined as cash flows from operating activities less capital expenditures. Cash flows from operating activities of $439.1, $492.2, $171.2 in 2002, 2001 and 2000, respectively, less respective capital expenditures of $94.1, $150.0 and $123.3 resulted in free cash flow in 2002, 2001 and 2000 of $345.0, $342.2 and $47.9, respectively.

In 2002, cash used in financing activities was $104.1 compared to cash from financing activities of $411.8 in 2001. The change resulted from the following:

•	Net borrowings of $23.6 in 2002 compared to $366.9 in 2001. In 2002, we amended and restated our senior credit facility, which resulted in a $387.7 net reduction of our variable rate debt portfolio, and we paid down $58.0 of other indebtedness. These payments were offset by the issuance of $500.0 in senior notes in December 2002. Net borrowings in 2001 were higher than 2002 primarily due to the 2001 issuance of the February LYONs and the refinancing of debt acquired from UDI.

•	In 2002, we repurchased 3.6 shares of our common stock for $172.9 in cash. We did not repurchase any common stock in 2001.

•	In 2002, we received $24.2 from the exercise of stock warrants. This was offset by $28.1 of cash paid for other financing activities including the termination of four interest rate swaps.

In 2001, cash flows from operating activities were $492.2 compared to cash flows from operating activities of $171.2 in 2000. Excluding $98.0 cash received from the Inrange IPO and the $69.0 in taxes paid in 2000 on the sale of Best Power, operating cash flow increased $154.0. The increase in operating cash flow was primarily due to increased cash net income and improvements in working capital. Non-cash charges to net income for depreciation and amortization of goodwill and intangibles increased by $64.0 from the prior year due to the acquisition of UDI. Improvements in working capital were realized largely due to implementation of our Value Improvement Process at the former UDI units, which reinforces appropriate use of capital. The changes in working capital were primarily from improvements in inventory turns and accounts payable days outstanding. Included in operating activities, were cash outflows of $55.0 and $28.8 in 2001 and 2000, respectively, associated with restructuring activities. The $26.2 increase in restructuring spending as compared to 2000 was primarily related to $29.0 spent in 2001 on UDI integration actions.

In 2001, cash flows used in investing activities were $517.7, an increase of $163.4 compared to cash flow used in investing activities of $354.3 in 2000. The increase was primarily due to the following:

•	Cash used for business acquisitions increased by $307.3, or 139%, compared to 2000. The increase was primarily driven by the acquisition of Kendro for $320.0, net of cash received, the largest bolt-on acquisition in our history, offset by decreased spending on other bolt-on acquisitions. In total, cash used for acquisitions excluding Kendro and UDI was $158.5 in 2001 compared to $220.8 in 2000.

•	Cash used for capital expenditures was $150.0 in 2001 compared to $123.3 in 2000. The increase in capital expenditures was primarily due to incremental spending on various plant expansion projects as well as new capital deployed at the UDI businesses acquired in May 2001.

•	Offsetting a portion of the cash uses in 2001 was $182.9 of proceeds from the sale of assets. Included in assets sales were seven divested product lines. These sales included our electric motor product line, a petroleum pump product line acquired with UDI, and five others obtained in the UDI acquisition. In addition, on May 31, 2001, we sold our door products business into a joint venture with Assa Abloy and received $96.0 in cash and a 20% ownership interest in the joint venture. There were no product line or business divestitures in 2000.

In 2001, cash flows from financing activities were $411.8, an increase of $233.8 compared to cash flows used in financing activities of $178.0 in 2000. The increase was the result of:

•	Net borrowings of $413.5 in 2001 compared to $180.9 in 2000. The increase was primarily driven by the issuance of the February LYONs and the refinancing of debt acquired from UDI. The acquired debt of UDI was refinanced primarily by restating our credit facility on May 24, 2001 and cash proceeds from the May LYONs.

Debt

The following summarizes the debt outstanding and unused credit availability, as of December 31, 2002:

	Total Commitment	Amount Outstanding		Unused Credit Availability
Revolving loan	$500.0	$0.0		$416.8	(1)
Tranche A term loan	225.0	225.0		—
Tranche B term loan	410.3	410.3		—
Tranche C term loan	683.7	683.7		—
LYONs, net of unamortized discount of $551.6	858.2	858.2		—
7.5% senior notes	500.0	500.0		—
Other borrowings	17.7	17.7		—

Total	$3,194.9	$2,694.9	(2)	$416.8

(1)	The unused credit availability is reduced by $83.2 of letters of credit outstanding as of December 31, 2002.

(2)	Short-term debt and current maturities of long-term debt were $280.3 as of December 31, 2002.

Under our Restated Credit Agreement, aggregate maturities of the senior credit facility are $34.5 in 2004, $45.8 in 2005, $57.0 in 2006, $62.6 in 2007 and $172.6 in 2008. Although no amounts are borrowed under our revolving credit loans at December 31, 2002, any future borrowings under these loans would mature in 2008, when the facility expires, but could be repaid at any time before 2008. Other borrowings are primarily revolving lines of credit at foreign locations that are refinanced as they come due and therefore are classified as long-term.

Restated Credit Agreement

On July 25, 2002, we refinanced our existing Tranche B and Tranche C term loans and amended and restated our Credit Agreement. The primary purpose of the July refinancing and amendment of our Credit Agreement was to modify certain covenant provisions to provide for enhanced overall flexibility, as well as increased flexibility for international growth and to extend the maturity of our Tranche B and Tranche C term loans. The refinancing did not impact the terms or applicable rates on our Tranche A term loans or our revolver. We received proceeds of $450.0 from our new Tranche B term loans and $750.0 from our new Tranche C term loans and we used $96.4 of cash on hand to complete the transaction. This transaction resulted in a net $96.4 reduction in our debt obligations under these loans.

On December 27, 2002, we refinanced our existing Tranche A term loan and revolving loans and amended and restated our Credit Agreement (“Restated Credit Agreement”). The purpose of this refinancing was to extend the maturity of our Tranche A term loan and revolving loans, reduce the available borrowing capacity of the revolving loans by $100.0, and reduce the applicable rates on our Tranche A term loan. We received proceeds of $225.0 from our new Tranche A term loan. These cash proceeds as well as proceeds from our $500.0 senior note issuance were used to pay off our existing Tranche A term loan and reduce Tranche B and C term loans.

As of December 31, 2002, we had outstanding under our Restated Credit Agreement:

(a)	$225.0 of aggregate principal amount of Tranche A term loans,

(b)	$410.3 of aggregate principal amount of Tranche B term loans, and

(c)	$683.7 of aggregate principal amount of Tranche C term loans.

In addition, the Restated Credit Agreement provides for a commitment to provide revolving credit loans of up to $500.0. As of December 31, 2002, the revolving credit loans were unused; however, the aggregate available borrowing capacity was reduced by $83.2 of letters of credit outstanding as of December 31, 2002.

Under the Restated Credit Agreement, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During 2002, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the future. The Applicable Rate for the revolving loan and Tranche A term loan is based upon the Consolidated Leverage Ratio as defined in the Restated Credit Agreement. The Applicable Rate is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A term loans and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%
Tranche B term loans	2.25%	1.25%
Tranche C term loans	2.50%	1.50%

Our $500.0 of revolving loans available under the Restated Credit Agreement are also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At December 31, 2002, no amounts were borrowed against the $500.0 revolving loans.

The Restated Credit Agreement is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries (excluding, however the assets of Inrange Technologies Corporation and our interest in our EGS and Door joint ventures).

The Restated Credit Agreement contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the Restated Credit Agreement) on the last day of any period of four consecutive fiscal quarters to exceed 3.5 to 1.00 for the period ending June 30, 2002 and 3.25 to 1.00 thereafter. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the Restated Credit Agreement) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the year ending December 31, 2002, our Consolidated Leverage Ratio was 2.43 to 1.00 and our Consolidated Interest Coverage Ratio was 7.39 to 1.00.

The Restated Credit Agreement also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payments, and transactions with affiliates. We have not paid cash dividends in 2002 or 2001, and we currently have no plans to pay cash dividends on our common stock. Under the Restated Credit Agreement covenants, our ability to pay cash dividends in a fiscal year is limited to the lesser of $20.0 or 25% of our consolidated net income in the immediate preceding fiscal year, if our consolidated leverage ratio, pro forma for a cash dividend, is greater than 2.5 to 1.0. If this ratio is less than 2.5 to 1.0, we have the ability to pay cash dividends in a fiscal year in an amount up to 25% of our consolidated net income in the immediate preceding fiscal year, which in 2001 was $43.3. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future.

We are permitted to prepay the Tranche A, Tranche B and the Tranche C term loans in whole or in part at any time without penalty or premium. We are not allowed to reborrow any amounts that we repay on the Tranche A, Tranche B or Tranche C term loans.

The final maturity for each loan is as follows:

Date of Final Maturity
Revolving loans	March 31, 2008
Tranche A term loans	March 31, 2008
Tranche B term loans	September 30, 2009
Tranche C term loans	March 31, 2010

The Restated Credit Agreement also requires scheduled principal payments of the term loans and mandatory prepayments from net proceeds arising in connection with certain asset sales or dispositions and issuances of subordinated debt under certain circumstances.

The revolving loans may be borrowed, prepaid and reborrowed. Letters of credit and swing line loans are also available under the revolving credit facility. On the date of the closing of the Restated Credit Agreement, no revolving loans were outstanding. The facility provides for the issuance of letters of credit in U.S. Dollars, Euros, and Pounds Sterling at any time during the revolving availability period, in an aggregate amount not exceeding $250.0. Letters of credit issued under this facility reduce the aggregate amount available under the revolving loan commitment.

Early Extinguishment of Debt

During 2002, we recorded an $8.2 charge for the write-off of financing fees associated with the early extinguishment of debt as a result of the July and December refinancing described above. This charge was recorded as a component of interest expense.

In the first quarter of 2000, we paid down our existing Tranche B debt of $412.5 and revolver of $50.0, and replaced the existing credit facility with a new $1,487.5 credit facility. We recorded a $15.0 charge associated with the early extinguishment of debt as a result of this refinancing. This charge was recorded as a component of interest expense.

These charges were accounted for in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” as well as SFAS No. 145.

7.5% Senior Notes

On December 27, 2002, we issued $500.0 of 7.5% senior notes pursuant to our universal shelf registration statement which allows for the issuance of an additional $500.0 of securites after consideration of these notes. These notes mature on January 1, 2013. The net proceeds of $486.0 were used to refinance the Tranche A term loan of our senior credit facility, reduce the Tranche B and Tranche C term loans of our senior credit facility and for general corporate purposes, including the possible repayment of debt. These notes are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

The indenture governing the notes contains a number of covenants that limit our ability and the ability of our subsidiaries, other than Inrange and any other unrestricted subsidiary under the indenture, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. As of December 31, 2002, our capacity to make restricted payments, which include paying cash dividends, purchasing subordinated debt prior to maturity and making restricted investments, was limited to $238.4. The covenants contained in the indenture are subject to a number of qualifications and limitations. Under the indenture, none of our subsidiaries are prohibited from paying dividends to us.

Liquid Yield Option Notes

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

The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that either the February or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. The amount of the recapture calculated on the first put date is approximately $11.8 and $48.3 on May 9, 2003 and February 6, 2004, respectively.

The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include:

(1)	Our average stock price exceeding predetermined accretive values of SPX’s stock price each quarter (see below);

(2)	During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level;

(3)	Upon the occurrence of certain corporate transactions, including a change in control.

In addition, a holder may surrender for conversion, at the accreted value, a LYON for redemption even if it is not otherwise convertible at such time.

The conversion rights based on predetermined accretive values of SPX’s stock include, but are not limited to, the following provisions:

	February LYONs	May LYONS
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices — For the Next Twelve Months:
2003 First Quarter	$84.19	$81.54
2003 Second Quarter	$84.57	$82.01
2003 Third Quarter	$84.95	$82.49
2003 Fourth Quarter	$85.33	$82.97

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

There are various factors that a LYON holder would use in deciding to exercise their put option. These factors include the price and volatility of our common stock, the interest yield on the LYONs above the risk free interest rate and other quantitative and qualitative factors. Based upon these factors, at the time of the filing of this Form 10-K, we believe that it is probable, but cannot determine with certainty, that the holders of the May LYONs will exercise their put right and require us to repurchase the majority or all of their LYONs on May 9, 2003. If all the May LYONs were settled in cash on May 9, 2003, we would be required to pay the holders approximately $253.8. Accordingly $251.4, the accreted value of the May LYONs at December 31, 2002, has been classified as current in our Consolidated Balance Sheet at December 31, 2002.

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted, the February LYONs and May LYONs would be exchanged for a total of 13.2 shares of our common stock. If the LYONs had been converted as of January 1, 2002, the diluted income per share of common stock from continuing operations would have been $3.08 per share for the period ended December 31, 2002.

Other Financing Agreements

Our compaction equipment business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which the unit has an agreement to sell, on a revolving basis without recourse, certain qualified receivables, of which $31.3 had been sold under the agreement at December 31, 2002. The agreement allows for the sale of up to $36.5 of certain qualified receivables to an unaffiliated third party entity and continues on an evergreen revolving basis unless we provide a three-month notice under the agreement to discontinue the facility. We expect to utilize the agreement in the foreseeable future. If we did not renew the contract, the impact on our financial condition or cash flows would not be material. Previously, our compaction equipment business also utilized a vendor financing program that was discontinued during the second quarter of 2002.

As of December 31, 2002, except for the following items, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments: (1) $167.6 of certain standby letters of credit outstanding, of which $83.2 reduce the available borrowing capacity on our revolving loans and (2) approximately $135.9 of surety bonds. Of the total letters of credit and surety bonds outstanding at December 31, 2002, $193.4 is commercial bid, performance or warranty arrangements related to sales contracts with customers of which the fees are reimbursed by the customer.

Financial Instruments

We have entered into interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates on our variable rate debt portfolio. Our swaps are accounted for as cash flow hedges and as of December 31, 2002, we had outstanding swaps with maturities to November 2009 that effectively convert $1,300.0 of our variable rate debt to a fixed rate of approximately 6.9%. As a result of the Restated Credit Agreement, we extended the maturities of our variable rate Tranche A term loans to March 2008, Tranche

B term loans to September 2009 and Tranche C terms loans to March 2010. Associated with these extended maturities, we entered into additional variable to fixed rate interest rate swap agreements beginning in 2004 and maturing in 2009.

As of December 31, 2002, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $81.8 and a long-term liability of $81.1 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps in 2002 and 2001 has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

In 2002, in connection with the Restated Credit Agreement, we terminated four interest rate swaps with an aggregate notional amount $400.0 at a cash cost of $15.5. These interest rate swaps were included in the portfolio of interest rate swaps designated as a cash flow hedge of our variable rate debt portfolio. Because a portion of the future interest payments hedged by these swaps was no longer probable of occurring, we recognized $14.8 in interest expense to reclassify into earnings, from accumulated other comprehensive loss, the fair value of the portion of the swap portfolio that no longer is probable of occuring.

Current Liquidity and Principal Payments

We use operating leases to finance certain asset purchases when economically supported by our internal evaluation model. These leases are primarily used to fund capital equipment programs to match payment terms with the expected production use of the equipment, although the expected useful or economic life of the asset is greater. At December 31, 2002, we had $216.3 of future minimum rental payments under leases with remaining non-cancelable terms in excess of one year. The following is a summary of our primary contractual obligations:

Contractual Obligations:	Total	Due within 1 year	Due within 2-3 years	Due within 4-5 years	Due after 5 years
Accounts Receivable Securitization (1)	$31.3	$31.3	$—	$—	$—
Short-Term Debt (2)	251.4	251.4	—	—	—
Long-Term Debt	2,443.5	28.9	80.3	119.6	2,214.7
Future Minimum Lease Payments (3)	216.3	47.8	66.4	45.2	56.9

Total Contractual Cash Obligations (4)	$2,942.5	$359.4	$146.7	$164.8	$2,271.6

(1)	Our compaction equipment business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which the unit has an agreement to sell, on a revolving basis without recourse, certain qualified receivables. See the “Debt” section of this MD&A for more information on this financing arrangement.

(2)	Represents the accreted value of the May LYONs as of December 31, 2002.

(3)	Represents rental payments under leases with remaining non-cancelable terms in excess of one year.

(4)	We do not expect to make any material cash contributions to our primary domestic pension plans in the near future. In 2002, we made cash contributions of $19.2 pursuant to our postretirement benefit plan obligations and we expect to make a similar level of contributions to these plans in 2003.

At December 31, 2002, we had $555.9 of cash available for use and an unused $500.0 revolver under our restated credit facility. When adjusted by the $83.2 of letters of credit outstanding at January 31, 2003, $416.8 of the revolver was available for use.

We believe that current cash and equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements, and required debt service obligations. In addition, we have the ability and may elect to refinance the LYONs, if put, with other debt.

We have a shelf registration statement for 8.4 shares of common stock that may be issued for acquisitions and we have filed a shelf registration statement enabling us to sell up to $1,000.0 of securities of which $500.0 has been used for the offering of our 7.5% senior notes in December 2002. The remaining availability under this shelf registration statement may be used in connection with an offering of debt securities and/or common stock for general corporate purposes or for the refinancing of existing debt. In addition, other financing instruments may be used from time to time including but not limited to private placement instruments, operating leases, capital leases, and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes or to refinance existing debt. In the first quarter of 2003 we entered into an agreement to securitize and sell, on a continuous basis, up to $130.0 of accounts receivable. It is expected that in mid-2003 we will utilize all or a portion of the amount available amount under this agreement.

We were in compliance with all covenants included in our capital financing instruments as of December 31, 2002 and at December 27, 2002, the date of the most recent refinancing. We have not paid cash dividends in 2002, 2001 or 2000, and we have no current plans to pay cash dividends on our common stock.

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable and interest rate protection agreements.

Cash and temporary investments and our interest rate protection agreements are placed with various high-quality financial institutions throughout the world, and exposure is limited at any one institution. We periodically evaluate the credit standing of these financial institutions.

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

We continually review each of our businesses pursuant to our “fix, sell or grow” strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we would consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria are met. There can be no assurances that these acquisitions will not have an impact on our capital financing requirements, will be integrated successfully, or that they may not have a negative effect on our operations. In addition “Factors That May Affect Future Results” that follows, “Business Segment Information” included in the MD&A on page 21 of this Form 10-K and “Item. 1 Business” included on page 1 of this Form 10-K should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements change the accounting for business combinations, goodwill and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1,

2002. See Note 10 to the Consolidated Financial Statements for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The provisions of SFAS No. 143 require that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. We will adopt the provisions of SFAS No. 143 effective January 1, 2003. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and also supersedes the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002, and the effect of adoption was not material to our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Effective July 1, 2002, we early adopted the provisions of SFAS No. 145. In accordance with the provisions regarding the gains and losses from the extinguishment of debt, we recorded a charge, to interest expense, as a result of our July and December 2002 refinancings. In addition, in 2000, we had previously recorded a $8.8 ($15.0 pre-tax) loss on early extinguishment of debt as an extraordinary item. In accordance with the adoption of SFAS No. 145, we have, in this presentation of 2000 results, reclassified the $15.0 pre-tax loss to interest expense and the related tax benefit of $6.2 to income tax expense. See Note 13 to our Consolidated Financial Statements for further discussion of the loss on early extinguishment of debt recorded in 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We frequently engage in strategic restructuring and integration initiatives that include exit and disposal activities. Accordingly, we expect that SFAS No. 146 will impact the timing of recognition of certain restructuring costs, but will not have a material impact on our financial position and results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45

requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued, including matters such as commercial product warranties. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We have not completed our evaluation of FIN 45 and we have not assessed the impact the adoption may have on our financial position or results of operations. Refer to Note 2 of the Consolidated Financial Statements for the additional disclosure information as required by FIN 45.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, we have adopted the disclosure-only provisions of SFAS 148 and will continue to account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS No. 148 had no impact on our financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries and applies immediately to variable interest entities created after January 31, 2003 and to existing entities in the periods beginning after June 15, 2003. Currently, FIN 46 will not have an impact on our financial position or results of operations; however, we will adopt the provisions of FIN 46, at such time as they become applicable to our business.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our indebtedness may affect our business and may restrict our operating flexibility.

At December 31, 2002, we had approximately $2,694.9 in total indebtedness. On that same date, we had $416.8 of available borrowing capacity under our revolving senior credit facility after giving effect to $83.2 reserved for letters of credit outstanding, which reduce the availability under our revolving senior credit facility. In addition, at December 31, 2002, our cash balance was $555.9. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to our Consolidated Financial Statements for further discussion. Subject to certain restrictions set forth in the senior credit facility and the indenture, we may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may in the future renegotiate or refinance our senior credit facility with agreements that have different or more stringent terms or split our senior credit facility into two or more facilities with different terms. The level of our indebtedness could:

•	limit cash flow available for general corporate purposes, such as acquisitions and capital expenditures, due to the ongoing cash flow requirements for debt service;

•	limit our ability to obtain, or obtain on favorable terms, additional debt financing in the future for working capital, capital expenditures or acquisitions;

•	limit our flexibility in reacting to competitive and other changes in the industry and economic conditions generally;

•	expose us to a risk that a substantial decrease in net operating cash flows due to economic developments or adverse developments in our business could make it difficult to meet debt service requirements; and

•	expose us to risks inherent in interest rate fluctuations because the existing borrowings are, and any new borrowings may be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

Our ability to make scheduled payments of principal of, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations, including our obligations to repurchase the Liquid Yield Option Notes (LYONs) if the holders of the LYONs require us to repurchase their securities beginning in May 2003 for the May LYONs and February 2004 for the February LYONs will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We will not be able to control many of these factors, such as the economic conditions in the markets in which we operate and initiatives taken by our competitors. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures, revising implementation of or delaying strategic plans or seeking additional equity capital. If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements.

We may not be able to finance future needs or adapt our business plan to changes in economic or business conditions because of restrictions placed on us by our senior credit facility, the indenture governing our senior notes and any existing or future instruments governing our other indebtedness.

Our senior credit facility, the indenture governing our notes and other agreements governing our other indebtedness contain, or may contain, a number of significant restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. In some cases, our subsidiaries are subject to similar restrictions that may restrict their ability to make distributions to us. In addition, our senior credit facility and these other agreements contain or may contain additional affirmative and negative covenants as described under “Management’s Discussion and Analysis.” All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions, as they arise.

If we do not comply with these or other covenants and restrictions contained in our senior credit facility, the indenture governing our senior notes and other agreements governing our indebtedness, we could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable. If we default under our senior credit facility, the lenders could cause all of our outstanding debt obligations under our senior credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any subordinated indebtedness we owe. If our debt is accelerated, we may not be able to repay our debt or refinance it. Even if we are able to obtain new financing, we may not be able to repay our debt or borrow sufficient funds to refinance it. In addition, any default under our senior credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior credit facility and the indenture governing our senior notes is accelerated, we may not have sufficient assets to repay amounts due under our senior credit facility, our senior notes, or the LYONs that we have issued, or under other debt securities then outstanding. Our ability to comply with these provisions of our senior credit facility, the indenture and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control. In addition, complying with our covenants may also cause us to take actions that are not favorable to us and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Our failure to successfully integrate recent acquisitions, as well as any future acquisitions, could have a negative effect on our operations; our acquisitions could cause unexpected financial difficulties.

As part of our business strategy, we evaluate potential acquisitions in the ordinary course, some of which could be material. We made thirteen acquisitions in 2002 for an aggregate purchase price of $263.7. Our acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our reported operating results due to charges to earnings, including impairment charges associated with goodwill and indefinite lived intangibles;

•	diversion of management attention from running our existing businesses;

•	difficulty with integration of personnel and financial and other systems;

•	increased expenses, including compensation expenses resulting from newly-hired employees;

•	increased foreign operations that may be difficult to assimilate;

•	assumption of known and unknown liabilities and increased litigation; and

•	potential disputes with the sellers of acquired businesses, technology, services or products.

We may not be able to integrate successfully the technology, operations and personnel of any acquired business. Our integration activities may place substantial demand on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business. In addition, any acquired business, technology, service or product could underperform relative to our expectations. We also could experience financial or other setbacks if any of the businesses that we have acquired or may acquire in the future have problems or liabilities of which we are not aware or that are substantially greater than we anticipate. In addition, as a result of future acquisitions, we may further increase our debt level, or if we issue equity securities to pay for acquisitions, significantly dilute our existing shareholders.

We may not achieve the expected cost savings and other benefits of our acquisitions.

As a result of our acquisitions, we incur integration expenses for the incremental costs to exit and consolidate activities, to involuntarily terminate employees, and for other costs to integrate operating locations and other activities of these companies with us. A significant portion of these expenses are cash expenses. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require that acquisition integration expenses associated with integrating our operations into locations of the acquired company must be recorded as expense. Accordingly, these expenses are not included in the allocation of the purchase price of the company acquired. Over the past five years, we have recorded several special charges to our results of operations associated with cost reductions, integrating acquisitions and achieving operating efficiencies. We believe that our actions have been required to improve our operations and, as described above, we will, if necessary, record future charges, which may be material, as appropriate to address costs and operational efficiencies.

Our plan is to achieve cost savings associated with integrating our acquisitions. This plan is sometimes a consideration in the price we are willing to pay for acquisitions. Our current integration strategy for acquisitions focuses on three key areas of cost savings: (1) manufacturing process and supply chain rationalization, including plant closings; (2) elimination of redundant administrative overhead and support activities; and (3) restructuring and repositioning sales and marketing organizations to eliminate redundancies in these activities. While we anticipate that we will achieve cost savings associated with integrating our acquisitions, cost savings expectations are inherently estimates that are difficult to predict and are necessarily speculative in nature. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings or other benefits from our acquisitions. As a result, our actual cost savings, if any, and other anticipated benefits could differ or be delayed, compared to our estimates and the other information contained in this report.

We may not be able to consummate acquisitions at our prior rate, which could negatively impact us.

We may not be able to consummate acquisitions at similar rates to our past acquisition rates, which could materially impact our growth rate, results of operations, cash flows and stock price. Our ability to continue to achieve our goals may depend upon our ability to identify and successfully acquire companies, businesses and product lines, to effectively integrate them and to achieve cost effectiveness. We also may need to raise additional funds to consummate these acquisitions. In addition, changes in our stock price may adversely affect our ability to consummate acquisitions. Competition for acquisitions in our business areas could also result in higher prices for these businesses, which may also impact our acquisition rate or the success rate of our acquisitions.

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

Many of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including, but not limited to, the automotive industries, which influence our Service Solutions and Industrial Products and Services segments, the electric power and infrastructure markets, which influence our Industrial Products and Services and Flow Technology segments, process equipment, chemical and petrochemical markets, which influence our Flow Technology segment, the non-residential facility construction markets which influence our Technical Products and Systems and Industrial Products and Services segments and the laboratory and life science markets and the storage and data networking markets which influence our Technical Products and Systems segment. Accordingly, any downturn or competitive pricing pressures in those or other markets in which we participate could adversely affect us. The recent difficulties at Enron, Dynegy, NRG and other independent power producers has led to a change in the buying habits of some customers in the power generation markets. Demand and price levels for transformers dropped in 2002 and the demand for cooling towers in this market softened in the second half of 2002. Accordingly, we expect that in 2003, operating profit from these products will be lower by approximately $40.0 to $45.0 with a majority of the impact occurring in the first half of 2003. A decline in automotive sales and production may not only affect our sales of components, tools and services to vehicle manufacturers and their dealerships, but also sales of components, tools and services to aftermarket customers, and could result in a decline in our results of operations or a deterioration in our financial condition. Similar cyclical changes could also affect aftermarket sales of products in our other segments. There is also substantial and continuing pressure from the major original equipment manufacturers, particularly in the automotive industry, to reduce costs, including the cost of products and services purchased from outside suppliers such as us. If in the future we were unable to generate sufficient cost savings to offset price reductions, our gross margins could be materially adversely affected. If demand changes and we fail to respond accordingly, our results of operations could be materially adversely affected in any given quarter or period. The downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any material adverse effects to our business. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Business Segment Information.” In addition, certain of our businesses have seasonal fluctuations. In aggregate, our businesses generally tend to be stronger in the second half of the year, particularly in the fourth quarter. As described above, we expect 2003 operating profits derived from the power generation markets will predominately impact the first half of 2003. Accordingly, we expect reported net income in the second half of 2003 to be significantly stronger than the first half on a relative basis compared with prior years.

Consistent with most multi-industry, capital goods companies, our businesses have been impacted in 2002 by the soft economic conditions. There can be no assurance that the economic downturn will not worsen or that we will be able to sustain existing or create additional cost reductions to offset economic conditions, and the unpredictability and changes in the industrial markets in the current environment could continue and may adversely impact our results. Cost reduction actions often result in charges against earnings. We expect to take charges against earnings in 2003 in connection with implementing additional cost reduction actions at certain of our businesses. We have estimated these charges to be between $80.0 and $100.0, but they could be higher or lower than this range. These charges can vary significantly from period to period and as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of restructuring actions, which in turn can cause fluctuations in our stock price.

Further, the preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected further conditions, third party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Certain estimates and judgments that affect the future cash flow projections including principal methods of competition including volume, price, service, product performance and technical innovations are considered. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

If future cash flows are insufficient to recover the carrying value of our goodwill and indefinite lived intangibles, a material non-cash charge to earnings could result.

At December 31, 2002, we had goodwill and intangible assets of approximately $3,233.5 and shareholders’ equity of approximately $1,692.4. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 states that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). In accordance with the transition provisions of SFAS No. 142, we recorded a non-cash impairment charge of $148.6 during the first quarter of 2002. As a policy, we will conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite lived intangibles. If future cash flows are insufficient to recover the carrying value of our goodwill and indefinite lived intangibles, we may be required to write off a portion of the balance. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, estimates and judgments that effect the future cash flow projections including principal methods of competition including volume, price, service, product performance and technical innovations are considered. Actual results may differ from these estimates under different assumptions or conditions. Based on the results of the impairment testing performed, no impairment of goodwill or indefinite-lived intangibles exists as of December 31, 2002. We continue to monitor impairment indicators in the industries and markets with cyclical demand and pricing behavior including storage networking, telecommunications, power systems and industrial hydraulic power units and controlled force tools.

A portion of our revenues are generated through long-term fixed price contracts which could expose us to various risks including the risks of cost overruns, inflation and credit risks associated with certain customers.

A portion of our revenues (estimated at less than 5%) and earnings are generated through long-term fixed price contracts. We recognize revenues from certain of these contracts using the percentage-of-completion method of accounting whereby revenue and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project. To the extent that we underestimate the remaining cost to complete a project, we may overstate the revenues and profit in a particular period. Further, certain of these contracts and our other contracts provide for penalties for failure to timely perform our obligations under a contract, or require that we, at our expense, correct and remedy to the satisfaction of the other party, certain defects. We may enter into additional long-term fixed price contracts of this type or other performance obligations in the future and there is no assurance that expenses relating to these provisions will not have a material adverse effect on our revenues and earnings.

We are subject to environmental and similar laws and potential liability relating to certain claims, complaints and proceedings, including those relating to environmental and other matters, arising in the ordinary course of business.

We are subject to various environmental laws, ordinances, regulations, and other requirements of government authorities in the United States and other nations. These requirements may include, for example, those governing discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent that property or to borrow funds using that property as collateral. Under certain of these laws, ordinances or regulations, a party that disposes of hazardous substances or wastes at a third party disposal facility may also become a responsible party required to share in the costs of site investigation and environmental remediation. In connection with our acquisitions and divestitures, we may assume or retain significant environmental liabilities. Although we perform extensive due diligence with respect to acquisitions, divestitures and continuing operations, there may be environmental liabilities of which we are not aware. Future developments related to new or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our results of operations or financial position in the future. See Note 15 to our Consolidated Financial Statements for further discussion.

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims that we are unaware of may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions which we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

In our opinion, these matters are either without merit or are of a kind that should not have a material adverse effect individually and in the aggregate on our financial position, results of operations, or cash flows. However, we cannot assure you that recoveries from insurance or indemnification claims will be available or that any of these claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

It is our policy to comply fully with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third party waste disposal sites. An estimate of loss, including expenses, from legal actions or claims is accrued when events exist that make the loss or expenses probable and we can reasonably estimate them. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are primarily based on investigations and remediation plans developed by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments including new or changes in environmental laws or policies, a difference in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals, we do not discount environmental or other legal accruals and do not reduce them by anticipated insurance recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification. While we believe that our accruals related to environmental, litigation and claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate, we cannot assure you that our accruals and right to indemnity and insurance will be sufficient or that these items will be resolved without a material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate.

Our Inrange subsidiary is subject to various risks and any material adverse effect on Inrange could materially adversely affect our financial results.

At December 31, 2002, we owned approximately 92.1% of the total number of outstanding shares of common stock of Inrange Technologies Corporation. Based on the closing price of Inrange’s Class B common stock on December 31, 2002, Inrange’s market capitalization was approximately $193.0, which is a significant decline from its market high. Our investment in Inrange may be subject to significant future volatility. Inrange is a high technology company that designs, manufactures, markets and services switching and networking products for storage and data networks, and is subject to additional and different risks than we are. Inrange’s public equity trades similarly to that of other technology companies. The economic downturn in 2001 and 2002 has adversely affected the market in which Inrange sells its products and has caused industry pricing pressures. Any adverse effect on Inrange may adversely affect us.

In addition to the risks described in this report for our business as a whole, Inrange is subject to the following risks:

•	Inrange’s business will suffer if it fails to develop, successfully introduce and sell new and enhanced high quality, technologically advanced cost-effective products that meet the changing needs of its customers on a timely basis. Inrange’s competitors may develop new and more advanced products.

•	Inrange relies on sole sources of supply for some key components in its products and relies on indirect channels to sell one of its key products. Any disruption in these supply or distribution relationships could affect Inrange’s revenues and earnings significantly.

•	The price for Inrange’s products may decrease in response to competitive pricing pressures, maturing life cycles, new product introductions and other factors. Accordingly, Inrange’s profitability may decline unless it can reduce its production and sales costs or develop new higher margin products.

•	Competition in network markets may lead to reduced sales of Inrange’s products, reduced profits and reduced market share. Inrange’s primary competitors in the Fibre Channel switch market are Brocade Communications and McDATA, both of which currently sell more Fibre Channel switches than Inrange does. The perception by some that these companies are early leaders in the storage area network market may materially adversely affect Inrange’s ability to develop new customer relationships. Other companies including Cisco are providing or will be introducing Fibre Channel switches and other products in Inrange’s markets, and their products could become more widely accepted than Inrange’s.

The foregoing is a summary of the risk factors applicable to Inrange. For a more complete description of those risks, please see “Factors that May Affect Future Results” in Inrange’s annual report of Form 10-K for the fiscal year ended December 31, 2002, which is hereby incorporated by reference in this report. Inrange is also an unrestricted subsidiary under our senior notes and not subject to covenants under the indenture governing our senior notes.

We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our profitability and cause us to incur incremental costs.

As of December 31, 2002, we had approximately 24,200 employees. Approximately 4,000 of our employees are represented by over seventeen domestic, collective bargaining units and various foreign collective labor arrangements. While we generally have experienced satisfactory relations at our various locations, we are subject to work stoppages, local, regional and national union negotiations and potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control at our suppliers or customers.

On July 8, 2002, a labor contract involving hourly employees at our manufacturer of aerospace components expired without resolution, resulting in an employee strike. The labor contract dispute affected 117 employees. In 2002, we recorded $4.2 of incremental security and consulting costs associated with the labor contract dispute. On March 8, 2003, the union employees voted to ratify a new contract, which brings closure to this labor dispute.

Difficulties presented by international economic, political, legal, accounting and business factors could negatively affect our interests and business effort.

In 2002, approximately 32.6% of our sales were international, including export sales. In addition, in 2002, approximately 40.0% of Inrange’s sales were international, including export sales. We are seeking to increase our sales outside the United States. Our international operations require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations also are subject to the following risks:

•	difficulty in managing, operating and marketing our international operations because of distance, as well as language and cultural differences;

•	increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars, which may have a material adverse effect on sales or require us to lower our prices and also decrease our reported revenues or margins in respect of sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices; likewise, decreased strength of the U.S. dollar could have a material adverse effect on the cost of materials and products purchased overseas;

•	difficulty entering new international markets due to greater regulatory barriers than the United States and differing political systems;

•	increased costs due to domestic and foreign customs and tariffs, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and transportation and shipping expenses;

•	credit risk or financial condition of local customers and distributors;

•	potential difficulties in staffing and labor disputes;

•	risk of nationalization of private enterprises;

•	government embargos or foreign trade restrictions such as anti-dumping duties;

•	increased costs of transportation or shipping;

•	environmental laws and regulations;

•	ability to obtain supplies from foreign vendors and ship products internationally during times of crisis or otherwise;

•	potential difficulties in protecting intellectual property;

•	increased worldwide hostilities including, but not limited to, possible military action in Iraq;

•	potential imposition of restrictions on investments; and

•	local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.

As we continue to expand our international operations, these and other risks associated with international operations are likely to increase. In addition, as we enter new geographic markets, we may encounter significant competition from the primary participants in those markets who may have significantly greater market knowledge and substantially greater resources than we do.

Arthur Andersen LLP, the independent public accountant that audited our 2001 and 2000 annual consolidated financial statements, has not consented to our use or incorporation by reference of its audit opinion and has been convicted of obstruction of justice, which may adversely affect the ability of Arthur Andersen LLP to satisfy any claims that may arise out of its audits of our consolidated financial statements.

Arthur Andersen LLP is the independent public accountant that audited our consolidated financial statements through December 31, 2001 and for each of the three years in the period ended December 31, 2001. Arthur Andersen LLP was convicted in June 2002 of obstruction of justice in connection with the U.S. government’s investigation of Enron Corp. Events arising out of this conviction most likely will adversely affect the ability of Arthur Andersen LLP to satisfy any claims that may arise out of Arthur Andersen LLP’s audits of our Consolidated Financial Statements. Additionally, because the personnel responsible for the audits of our Consolidated Financial Statements are no longer employed by Arthur Andersen LLP, we have not received Arthur Andersen LLP’s consent with respect to the use of those Consolidated Financial Statements and the related audit report; accordingly, if those Consolidated Financial Statements are inaccurate, your ability to make a claim against Arthur Andersen LLP may be limited or prohibited.

Until our consolidated audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of 2005, the SEC’s current rules require us to present or incorporate by reference our audited financial statements for the periods that these financial statements were audited by Arthur Andersen LLP. While the SEC has indicated that in the interim it will continue to accept financial statements audited by Arthur Andersen LLP, there is no assurance that the SEC will continue to do so in the future. If the SEC declines to accept financial statements audited by Arthur Andersen LLP prior to the filing of our Form 10-K for the year ending December 31, 2004, it could impede our access to the capital markets unless Deloitte & Touche LLP, our current independent auditor, is able to audit the consolidated financial statements originally audited by Arthur Andersen LLP. Additionally, if our financial statements for the two years ended December 31, 2001 are subject to a material modification or change for any reason, the SEC would likely require these periods to be re-audited by our current independent auditor.

Future increases in the number of shares of our outstanding common stock could adversely affect our common stock price or dilute our earnings per share.

Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. If certain conditions are met, the LYONs could be converted into shares of our common stock. The shares are covered by the February LYONs and the May LYONs have been registered under the Securities Act. Subject to adjustment, the LYONs could be converted into an aggregate of 13.2 shares of common stock. In addition, as of December 31, 2002, approximately 18.4 shares of our common stock are issuable upon exercise of outstanding stock options by employees and non-employee directors. Additionally, we may issue a significant number of additional shares in connection with our acquisitions. We also have a shelf registration statements for 8.4 shares of common stock that may be issued in acquisitions and we also have filed a shelf registration statement for a total of $1,000.0, of which $500.0 has been used for the offering of our senior notes and the remainder of which may be used in connection with an offering of debt securities and/or common stock for general corporate purposes. Any such additional shares also could have a dilutive effect on our earnings per share.

Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and, accordingly, we may not consummate a transaction that our stockholders consider favorable.

Provisions of our Certificate of Incorporation and By-laws may inhibit changes in our control not approved by our Board. These provisions include, for example, a staggered board of directors; a prohibition on stockholder action by written consent; a requirement that special stockholder meetings be called only by our Chairman, President and Chief Executive Officer or our board; advance notice requirements for stockholder proposals and nominations; limitations on stockholders’ ability to amend, alter or repeal the By-laws; enhanced voting requirements for certain business combinations involving substantial stockholders; the authority of our board to issue, without stockholder approval, preferred stock with terms determined in its discretion; and limitations on stockholders’ ability to remove directors. We also have a shareholder rights plan designed to make it more costly and thus more difficult to gain control of us without the consent of our Board. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. In general, Section 203 prohibits us from engaging in a “business combination” with an “interested stockholder” (each as defined in Section 203) for at least three years after the time the person became an interested stockholder unless certain conditions are met.

Our technology is important to our success.

Because many of our products rely on proprietary technology, we believe that the development and protection of our intellectual property rights is critical to the success of our business. In order to maintain our market positions, we need to continually develop and introduce high quality, technologically advanced and cost effective products on a timely basis. The failure to do so could result in a significant competitive disadvantage.

Additionally, despite our efforts to protect our proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use our products or technology. The steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes. We have interest rate protection agreements with financial institutions to limit exposure to interest rate volatility. Our currency exposures vary, but are primarily concentrated in the Euro, Canadian dollar, and British pound. Translation exposures generally are not specifically hedged.

The following table provides information, as of December 31, 2002, about our outstanding debt obligations and presents principal cash flows, weighted average interest rates by expected maturity dates and fair values. The weighted-average interest of our variable rate obligations is 3.77% at December 31, 2002.

	Expected Maturity Date
	2003	2004	2005	2006	2007	After	Total	Fair Value
Fixed rate debt	—	—	—	—	—	$517.7	$517.7	$517.7
Average interest rate	—	—	—	—	—	7.0%	7.0%
LYONs, fully accreted (1)	$251.4	—	—	—	—	$1,158.4	$1,409.8	$871.9
Average interest rate	—	—	—	—	—	2.75%	2.75%
7.5% senior notes	—	—	—	—	—	$500.0	$500.0	$506.3
Average interest rate	—	—	—	—	—	7.5%	7.5%
Variable rate debt	$28.9	$34.5	$45.8	$57.0	$62.6	$1,090.2	$1,319.0	$1,319.0
Average interest rate (2)	—	—	—	—	—	—	—

(1)	There are various factors that a LYON holder would use in deciding to exercise their put option. These factors include the price and volatility of our common stock, the interest yield on the LYONs above the risk free interest rate and other quantitative and qualitative factors. Based upon these factors, at the time of the filing of this Form 10-K, we believe that it is probable, but cannot determine with certainty, that the holders of the May LYONs will exercise their put right and require us to repurchase the majority or all of their LYONs on May 9, 2003. If all the May LYONs were settled in cash on May 9, 2003, we would be required to pay the holders approximately $253.8. Accordingly $251.4, the accreted value of the May LYONs at December 31, 2002, has been classified as current in our Consolidated Balance Sheet at December 31, 2002.

(2)	As of December 31, 2002, we had outstanding swaps that effectively converted $1,300.0 of our variable rate debt to a fixed rate of approximately 6.9%. These swaps are accounted for as cash flow hedges and expire at various dates, with the longest expiring in November 2009.

We believe that current cash and equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements, and required debt service obligations. In addition, we have the ability and may elect to refinance the LYONs, if put, with other debt.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SPX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

All schedules are omitted because they are not applicable, or not required or because the required information is included in the consolidated financial statements or notes thereto.

Special Note

Arthur Andersen LLP audited our financial statements as of December 31, 2001 and for each of the two years in the period ending on December 31, 2001 included in this Form 10-K. Because our former audit engagement team leaders have since left Andersen, Andersen did not reissue its report on those financial statements, and a copy of a previously issued report is included herein. Andersen has not consented to the use of such report or to any reference made to their firm in this Form 10-K. Andersen was convicted on June 15, 2002 of federal obstruction of justice arising from the government’s investigation of Enron Corp. You may have no effective remedy against Andersen in connection with a material misstatement or omission in these financial statements, particularly in the event that Andersen ceases to exist or becomes insolvent as a result of the conviction or other proceedings against Andersen.

Until our consolidated audited financial statements for the fiscal year ending December 31, 2004 become available during the first fiscal quarter of 2005, the SEC’s current rules require us to present or incorporate by reference audited financial statements for the period we were audited by Andersen. Prior to that time the SEC may cease accepting financial statements audited by Andersen, in which case we would be unable to access the public capital markets unless Deloitte & Touche LLP, the Company’s current independent auditor, or another independent accounting firm, is able to audit the financial statements originally audited by Andersen. The SEC has indicated that in the interim it will continue to accept financial statements audited by Andersen, there is no assurance that the SEC will continue to do so in the future. If the SEC declines to accept financial statements audited by Andersen prior to the filing of our Form 10-K for the fiscal year ending December 31, 2004, it could impede our access to the capital markets.

Additionally, as a result of the departure of our former audit engagement team leaders, Andersen is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on the above-referenced financial statements, and investors in any offerings for which we use their audit report will not be entitled to recovery against them under Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of SPX Corporation:

We have audited the accompanying consolidated balance sheet of SPX Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 11, 2002, which included an explanatory paragraph relating to the adoption of a new accounting principle. In their report, those auditors also stated that their opinion, insofar as it related to amounts included for EGS for 2000, the investment which is reflected in the accompanying financial statements using the equity method of accounting (see Note 8), was based solely on the report of other auditors who audited the 2000 financial statements of EGS.

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

In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of SPX Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 3, 4 and 10, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and 2000 and for the years then ended were audited by other auditors who have ceased operations. The 2001 and 2000 consolidated financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the revised disclosures in Notes 4 and 10 pertaining to 2001 and 2000 included i) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in that period related to goodwill and intangible assets that are no longer being amortized as a result of initially applying SFAS No. 142 to the Company’s underlying records obtained from management, and ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, such revised disclosures in Notes 4 and 10 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such revised disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

As discussed in Note 3 the Company changed its method of accounting for the early extinguishment of debt in 2002 to conform to Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS No. 145”) and, retroactively, restated the 2000 consolidated financial statements for the change.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and 2000 and for the years then ended were audited by other auditors who have ceased operations. As described in Note 3, the 2000 consolidated financial statements have been revised to reclassify loss on early extinguishment of debt, net of income taxes from an extraordinary item to interest expense and provision for income taxes as required by SFAS No. 145, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to this reclassification adjustment and related disclosures in Notes 12 and 13 with respect to 2000 included i) agreeing the previously reported net income, interest expense and provision for income taxes to the previously issued consolidated financial statements and the adjustments to reported net income, interest expense and provision for income taxes representing loss on early extinguishment of debt (including any related tax effects) recognized in that period as a result of initially applying SFAS No. 145 to the Company’s underlying records obtained from management, and ii) testing the mathematical accuracy of the reconciliation of adjusted net income, interest expense and provision for income taxes to reported net income, interest expense and provision for income taxes and the related earnings per share amounts. In our opinion, the reclassification adjustment is appropriate and has been appropriately applied, and the disclosures in Notes 12 and 13 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 consolidated financial statements of the Company other than with respect to such revised disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 consolidated financial statements taken as a whole.

/s/    Deloitte & Touche LLP

Charlotte, North Carolina

March 13, 2003

This report is a copy of the previously issued report covering 2001 and 2000. Arthur Andersen LLP has not reissued its report. The reference to Notes 7 and 15 in this report should instead be a reference to Notes 8 and 14, respectively, of our 2002 Consolidated Financial Statements.

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

/s/    Arthur Andersen LLP

Chicago, Illinois

February 11, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Members EGS Electrical Group, LLC:

We have audited the accompanying consolidated balance sheet of EGS Electrical Group, LLC and subsidiaries as of September 30, 2000, and the related consolidated statements of income, members’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of EGS Electrical Group, LLC and subsidiaries as of September 30, 1999 were audited by other auditors whose report thereon dated October 29, 1999, expressed an unqualified opinion on those statements.

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

/s/ KPMG LLP

Chicago, Illinois

December 18, 2000

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2002	2001	2000
	(In millions, except per share data)
Revenues	$5,045.8	$4,114.3	$2,678.9
Costs and expenses:
Cost of products sold	3,396.2	2,761.6	1,776.7
Selling, general and administrative	955.8	775.1	495.2
Goodwill and intangible amortization	8.2	69.4	40.0
Special charges	99.0	87.9	90.9

Operating income	586.6	420.3	276.1
Gain on issuance of Inrange stock	—	—	98.0
Other income (expense), net	(0.3)	(7.6)	22.2
Equity earnings in joint ventures	36.6	35.0	34.3
Interest expense, net	(169.7)	(133.7)	(110.0)

Income before income taxes	453.2	314.0	320.6
Provision for income taxes	(177.2)	(141.0)	(131.1)

Income before change in accounting principle	276.0	173.0	189.5
Change in accounting principle	(148.6)	—	—

Net income	$127.4	$173.0	$189.5

Basic income per share of common stock:
Income before change in accounting principle	$3.39	$2.38	$3.08
Change in accounting principle	(1.83)	—	—

Net income per share	$1.56	$2.38	$3.08

Weighted average number of common shares outstanding	81.440	72.616	61.592

Diluted earnings per share of common stock:
Income before change in accounting principle	$3.33	$2.33	$2.98
Change in accounting principle	(1.79)	—	—

Net income per share	$1.54	$2.33	$2.98

Weighted average number of common shares outstanding	82.959	74.120	63.502

Comprehensive income (loss):
Foreign currency translation adjustment	142.6	(39.3)	(8.8)
Change in fair value of cash flow hedges, net of tax	(22.9)	(25.6)	—
Minimum pension liability adjustment, net of tax	(226.8)	(2.6)	(1.2)

Other comprehensive loss	(107.1)	(67.5)	(10.0)
Net income	127.4	173.0	189.5

Comprehensive income	$20.3	$105.5	$179.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$555.9	$460.0
Accounts receivable, net	1,053.3	976.2
Inventories, net	632.5	625.5
Prepaid expenses and other current assets	95.3	130.7
Deferred income taxes	236.1	236.6

Total current assets	2,573.1	2,429.0

Property, plant and equipment:
Land	50.7	50.4
Buildings and leasehold improvements	375.7	418.7
Machinery and equipment	897.6	810.1

	1,324.0	1,279.2
Accumulated depreciation and amortization	(540.0)	(439.7)

	784.0	839.5
Goodwill, net	2,685.9	2,374.8
Intangible assets, net	547.6	686.9
Other assets	500.9	749.9

TOTAL ASSETS	$7,091.5	$7,080.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$515.3	$514.3
Accrued expenses	824.5	856.9
Short-term debt	251.4	—
Current maturities of long-term debt	28.9	161.6

Total current liabilities	1,620.1	1,532.8
Long-term debt	2,414.6	2,450.8
Deferred income taxes	632.2	752.6
Other long-term liabilities	720.5	603.6

Total long-term liabilities	3,767.3	3,807.0
Minority interest	11.7	25.0

Shareholders’ equity:
Common stock	868.0	833.0
Paid-in capital	863.3	722.5
Retained earnings	478.2	350.8
Unearned compensation	(46.1)	—
Accumulated other comprehensive loss	(197.6)	(90.5)
Common stock in treasury	(273.4)	(100.5)

Total shareholders’ equity	1,692.4	1,715.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,091.5	$7,080.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Loss	Common Stock In Treasury
(In millions)
Balance at December 31, 1999	$709.8	$134.8	$(11.7)	$(19.1)	$(13.0)	$(248.5)
Net income	—	—	189.5	—	—	—
Exercise of stock options and other incentive plan activity, net of tax	5.6	—	—	9.6	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	(1.2)	—
Treasury stock repurchased	—	—	—	—	—	(138.8)
Translation adjustments	—	—	—	—	(8.8)	—

Balance at December 31, 2000	715.4	134.8	177.8	(9.5)	(23.0)	(387.3)
Net income	—	—	173.0	—	—	—
Exercise of stock options and other incentive plan activity, net of tax	6.4	38.0	—	9.5	—	—
Acquisitions	111.2	549.7	—	—	—	286.8
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax	—	—	—	—	5.9	—
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(31.5)	—
Minimum pension liability adjustment, net of tax	—	—	—	—	(2.6)	—
Translation adjustments	—	—	—	—	(39.3)	—

Balance at December 31, 2001	833.0	722.5	350.8	—	(90.5)	(100.5)
Net income	—	—	127.4	—	—	—
Exercise of stock options and other incentive plan activity, net of tax	17.7	69.2	—	—	—	—
Exercise of warrants	5.1	19.1	—	—	—	—
Acquisitions	2.2	13.6	—	—	—	—
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(22.9)	—
Minimum pension liability adjustment, net of tax	—	—	—	—	(226.8)	—
Restricted stock grant, net of $2.8 amortization	10.0	38.9	—	(46.1)	—	—
Treasury stock repurchased	—	—	—	—	—	(172.9)
Translation adjustments	—	—	—	—	142.6	—

Balance at December 31, 2002	$868.0	$863.3	$478.2	$(46.1)	$(197.6)	$(273.4)

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(In millions)
Cash flows from (used in) operating activities:
Net income	$127.4	$173.0	$189.5
Adjustments to reconcile net income to net cash from operating activities:
Change in accounting principle	148.6	—	—
Special and other charges	111.6	101.4	103.2
Loss on sale of assets	10.3	11.8	—
Early extinguishment of debt	8.2	—	15.0
Fair value of swaps reclassed to interest expense	14.8	—	—
Gain on sale of Inrange stock	—	—	(98.0)
Deferred income taxes	136.5	103.4	101.4
Depreciation	117.7	91.5	64.3
Amortization of goodwill and intangibles	21.4	83.4	46.6
Employee benefits	1.1	(34.1)	(38.1)
Other, net	(8.8)	(6.7)	(9.7)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other	(29.4)	(66.6)	(46.8)
Inventories	1.7	47.0	(15.1)
Accounts payable, accrued expenses and other	(122.5)	43.1	(43.3)
Cash spending on restructuring actions	(99.5)	(55.0)	(28.8)
Taxes paid on the sale of Best Power	—	—	(69.0)

Net cash from operating activities	439.1	492.2	171.2
Cash flows from (used in) investing activities:
Proceeds from asset sales	100.9	182.9	—
Business acquisitions and investments, net of cash acquired	(238.4)	(528.1)	(220.8)
Capital expenditures	(94.1)	(150.0)	(123.3)
Other, net	(7.5)	(22.5)	(10.2)

Net cash used in investing activities	(239.1)	(517.7)	(354.3)
Cash flows from (used in) financing activities:
Net borrowings under revolving credit agreement	—	—	155.0
Borrowings under other debt agreements	1,894.3	1,700.1	502.4
Payments under other debt agreements	(1,870.7)	(1,333.2)	(484.0)
Proceeds from issuance of Inrange stock	—	—	128.2
Purchases of common stock	(172.9)	—	(138.8)
Common stock issued under stock incentive programs	49.1	44.9	15.2
Common stock issued under exercise of stock warrants	24.2	—	—
Other, net	(28.1)	—	—

Net cash from (used in) financing activities	(104.1)	411.8	178.0
Net change in cash and equivalents	95.9	386.3	(5.1)
Cash and equivalents at beginning of year	460.0	73.7	78.8

Cash and equivalents at end of year	$555.9	$460.0	$73.7

Supplemental disclosure of cash flows information:
Interest paid	$151.9	$122.0	$96.4
Income taxes paid	$21.5	$35.2	$95.5
Noncash investing and financing activities:
Fair value of shares issued for acquisitions	$15.8	$947.7	$—

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting and financial policies are described below as well as in other Notes that follow.

Basis of Presentation — The consolidated financial statements include our accounts after the elimination of inter-company transactions. Investments in unconsolidated companies where we exercise significant influence are accounted for using the equity method. In connection with the October 24, 2002 two-for-one stock split, the capital accounts, all share data and earnings per share data in this report give effect to the stock split, applied retroactively, for all periods presented.

Cash Equivalents — We consider our highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition — We recognize revenues from product sales upon shipment to the customer, except for revenues from service contracts and long-term maintenance arrangements, which are deferred and recognized on a straight line basis over the agreement period, and revenues from certain construction/installation contracts, which are recognized using the percentage-of-completion method of accounting. Under the percentage-of-completion method, revenue is recognized based on effort or costs incurred to date as compared to total estimated effort or cost of the total contract. Certain sales to distributors made with return rights and/or price protection features are recognized upon shipment to the customer. Expected returns under these contracts are approximately 0.1% of total revenues, can be reasonably estimated and are accrued for at the time of sale, and either a restocking charge is assessed on a return (up to 25% of sales price), or the customer must issue a replace order before the return is authorized. Amounts billed for shipping and handling are included in revenue. In addition, costs incurred for shipping and handling are recorded in cost of products sold and not netted against amounts billed.

Research and Development Costs — Internal research and development costs are expensed as incurred. Costs incurred in the research and development of new software included in products are charged to expense as incurred until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” until the product is available for general release. These costs are amortized over the lesser of three years or the economic life of the related products and the amortization is included in cost of products sold. We perform a periodic review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. We expensed approximately $118.6 of research activities relating to the development and improvement of our products in 2002, $109.1 in 2001 and $74.5 in 2000.

Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition, for which technological feasibility has not yet been established and which have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased in-process research and development meeting the above criteria are written off and charged to expense at the date of consummation of the business combination in accordance with generally accepted accounting principles in the United States (“GAAP”). We wrote-off $1.6 and $10.0 of in-process research and development in 2001 and 2000, respectively. See Note 6 for more information on these write-offs.

Property, Plant and Equipment — Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation and amortization. We use the straight-line method for computing depreciation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.

Stock Based Employee Compensation — We have a stock based compensation plan, including stock option and restricted stock awards. We account for our stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, no stock option expense is recognized. We have adopted the disclosure only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123.”

We adopted the disclosure provisions of SFAS No. 148, and the following table illustrates the pro forma effect on net income and income per share in 2002, 2001 and 2000 had the fair value recognition provisions of SFAS No. 123 been applied to stock-based employee compensation:

	2002	2001	2000
Net Income—as reported	$127.4	$173.0	$189.5
Add: Stock—based employee compensation expense included in reported net income, net of related tax effect	2.8	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(42.2)	(27.2)	(16.2)
Awards granted above market value	(15.6)	(11.5)	(4.4)

Net income—pro forma	$72.4	$134.3	$168.9

Basic income per share of common stock:
Income per share—as reported	$1.56	$2.38	$3.08
Income per share—pro forma	0.89	1.85	2.74
Diluted income per share of common stock:
Income per share—as reported	$1.54	$2.33	$2.98
Income per share—pro forma	0.87	1.81	2.66
Basic income per share of common stock before change in accounting principle:
Income per share—as reported	$3.39	$2.38	$3.08
Income per share—pro forma	2.72	1.85	2.74
Diluted income per share of common stock before change in accounting principle:
Income per share—as reported	$3.33	$2.33	$2.98
Income per share—pro forma	2.66	1.81	2.66

Financial Instrument Policy — We use interest rate swaps to manage our exposures to fluctuating interest rate risk on our variable rate debt portfolio. We use interest rate swaps as a cash flow hedge to reduce the risk of fluctuating interest rates by fixing a known cash flow that will be expended at future dates for the payment of interest. We do not enter into financial instruments for speculative or trading purposes.

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No.138. These rules require that derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction and on the type of hedge transaction. Gains or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These standards can result in additional volatility in reported earnings, other comprehensive income and accumulated other comprehensive income. See Note 14 for further discussion of the impact of these standards.

Initially, upon adoption of the derivative accounting requirements, and prospectively, on the date a derivative contract is entered into, SFAS No. 133 requires that a qualifying derivative be designated as either (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

We formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the balance sheets at fair value in other assets or other liabilities. We also formally assess, both at inception and quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item.

The effective portion of the changes in the fair value of our interest rate swaps, which are designated as cash flow hedges, is recorded in accumulated other comprehensive loss, net of tax. Ineffectiveness is recorded as a component of interest expense. Changes in fair value are assessed quarterly based on dealer quotes.

(2)  USE OF ESTIMATES

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

Listed below are the significant estimates and assumptions used in the preparation of our financial statements. Certain other estimates and assumptions are further explained in the related Notes.

Allowance for Doubtful Accounts — We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. Summarized below is the activity for allowance for doubtful accounts.

	2002	2001	2000
Allowance for doubtful accounts:
Balance at beginning of year	$28.9	$16.2	$16.9
Acquisitions	3.5	10.5	—
Provisions	18.9	19.3	7.9
Write offs, net of recoveries	(15.1)	(17.1)	(8.6)

Balance at end of year	$36.2	$28.9	$16.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Impairment of Long-Lived Assets and Intangibles Subject to Amortization — We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate. Should impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

In determining the estimated useful lives of definite lived intangibles, we consider the nature, competitive position, life cycle position, and historical and expected future operating cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection.

Goodwill and Indefinite Lived Intangible Assets — Goodwill and indefinite lived intangible assets are tested for impairment at least annually to determine whether the carrying value of goodwill and indefinite lived intangible assets exceed their implied fair value. The fair value of reporting units is based on discounted projected cash flow but we also consider factors such as market capitalization and comparable industry price multiples. We employ cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, estimates and judgments that effect the future cash flow projections including principal methods of competition including volume, price, service, product performance and technical innovations are considered. Actual results may differ from these estimates under different assumptions or conditions. See Note 10 for more information.

Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are current accrued expenses at December 31, 2001 and 2002.

	December 31,
	2002	2001
Employee benefits	$261.3	$237.5
Legal	47.0	87.1
Warranty	75.0	71.8
Restructuring related accruals (1)	63.1	91.7
Other	378.1	368.8

	$824.5	$856.9

(1)	Includes the UDI integration accruals described in Note 4.

Legal — It is our policy to accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the loss or expenses probable and they can be reasonably estimated. In 2002, we settled approximately $26.7 of legal claims and related fees previously accrued for in connection with product disputes, patent litigation, supplier disputes and other commercial claims.

Environmental Remediation Costs — Costs incurred to investigate and remediate environmental issues are expensed unless they extend the economic useful life of related assets. Liabilities are recorded and expenses are reported when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are primarily based on investigations and remediation plans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

established by independent consultants, regulatory agencies and potentially responsible third-parties. Environmental obligations are not discounted and are not reduced by anticipated insurance recoveries. In 2002, we paid approximately $4.5 associated with environmental remediation and received approval from the State of Connecticut for a favorable remedial action plan to address a soil contamination site, which reduced our remediation obligation by $11.3.

Self-Insurance — We are primarily self-insured for workers’ compensation, automobile, product, and general liability costs and we believe that we maintain adequate accruals to cover our retained liability. Our accrual for self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. We maintain third party stop-loss insurance policies to cover all liability costs in excess of predetermined amounts.

Warranty — In the normal course of business we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable. The following is an analysis of our product warranty accrual in 2002:

2002
Balance at beginning of year	$71.8
Acquisitions	6.5
Provisions	39.5
Usage	(42.8)

Balance at end of year	$75.0

(3)  NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements change the accounting for business combinations, goodwill and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. See Note 10 for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The provisions of SFAS No. 143 require that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. We will adopt the provisions of SFAS No. 143 effective January 1, 2003. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and also supersedes the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS No. 144 effective January 1, 2002, and the effect of adoption was not material to our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Effective July 1, 2002, we early adopted the provisions of SFAS No. 145. In accordance with the provisions regarding the gains and losses from the extinguishment of debt, we recorded a charge, to interest expense, as a result of our July and December 2002 refinancings. In addition, in 2000, we had previously recorded a $8.8 ($15.0 pre-tax) loss on early extinguishment of debt as an extraordinary item. In accordance with the adoption of SFAS No. 145, we have, in this presentation of 2000 results, reclassified the $15.0 pre-tax loss to interest expense and the related tax benefit of $6.2 to income tax expense. See Note 13 for further discussion of the loss on early extinguishment of debt recorded in 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We frequently engage in strategic restructuring and integration initiatives that include exit and disposal activities. Accordingly, we expect that SFAS No. 146 will impact the timing of recognition of certain restructuring costs, but will not have a material impact on our financial position and results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued, including matters such as commercial product warranties. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

on a prospective basis to guarantees issued or modified after December 31, 2002. We have not completed our evaluation of FIN 45 and we have not assessed the impact the adoption may have on our financial position or results of operations. Refer to Note 2 for the additional disclosure information as required by FIN 45.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, we have adopted the disclosure-only provisions of SFAS 148 and will continue to account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS No. 148 had no impact on our financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries and applies immediately to variable interest entities created after January 31, 2003 and to existing entities in the periods beginning after June 15, 2003. Currently, FIN 46 will not have an impact on our financial position or results of operations; however, we will adopt the provisions of FIN 46 at such time as they become applicable to our business.

(4)  ACQUISITIONS AND DIVESTITURES

We use acquisitions as a part of our strategy to acquire access to new technology, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. We continually review each of our businesses pursuant to our “fix, sell or grow” strategy. Acquisitions and divestitures for the twelve months ended December 31, 2002 and 2001 are described below.

All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of consolidated income include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at preliminary estimates of fair values as determined by management based on information available. Final purchase price allocations are based on independent appraisals and management estimates. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

Acquisitions — 2002

In the Technical Products and Systems segment, we completed seven acquisitions with an aggregate purchase price of $116.6, which included the issuance of common stock valued at $2.9. In aggregate, the acquired companies had revenues of $161.2 in the twelve months prior to the respective dates of acquisition. These acquisitions include Dukane Communications Systems and Vance International, Inc; both of which are being integrated into our security and integrated building life-safety systems unit.

In the Industrial Products and Services segment, we completed one acquisition for a purchase price of $13.4, which included the issuance of common stock valued at $11.5. The acquired company had revenues of $9.6 in the twelve months prior to the date of acquisition. The acquisition was made by our power systems business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

In the Flow Technology segment, we completed four acquisitions with an aggregate purchase price of $128.7. The acquired companies had revenues of $315.5 in the twelve months prior to their respective dates of acquisition. These acquisitions include the acquisition of certain assets and liabilities of Daniel Valve Company and Balcke Cooling Products Group (“Balcke”). We acquired Daniel Valve for a cash purchase price of $72.0. Daniel Valve had revenues of $46.7 in the twelve months prior to the date of acquisition. This acquisition is being integrated into our process and fluid systems business.

We acquired Balcke from Babcock Borsig AG for a net purchase price of approximately $44.3, which includes debt assumed. Of the purchase price, $14.0 is held in escrow as of December 31, 2002 to be paid in 2003. Based in Oberhausen, Germany, Balcke is a leader in the design, manufacture and marketing of dry and wet cooling system products in the global power, chemical, petro chemical and process industries. Balcke had revenues of approximately $226.0 in the twelve months prior to the date of acquisition. This business is being integrated into our cooling technologies and services business. The integration actions planned for Balcke are more extensive than actions taken at most of our bolt-on acquisitions, and current plans call for the closure of eight Balcke facilities and a reduction in employee headcount of approximately 167. The costs associated with these actions are considered liabilities assumed and are accounted for as part of the purchase price allocation.

In the Service Solutions segment, we completed one acquisition for a purchase price of $5.0. The acquired company had revenues of $4.8 in the twelve months prior to the date of acquisition. This acquisition will become part of the technical information and services business.

These acquisitions are not material individually or in the aggregate.

Acquisitions — 2001

In the Technical Products and Systems segment we completed nine acquisitions with an aggregate purchase price of $412.6. In aggregate, the acquired companies had revenues of $302.6 in the year prior to their respective dates of acquisition. These acquisitions include Kendro Laboratory Products, L.P. by Revco Technology, SPX’s life-sciences business unit and TCI International and Central Tower by Dielectric Communications, SPX’s broadcast antenna and radio frequency transmission systems business unit. The acquisition of Kendro was completed in July 2001 for $320.0 in cash and accounted for using the purchase method of accounting under SFAS No. 141. Accordingly, the purchase price was allocated to the related assets acquired and liabilities assumed based on fair market values at the date of acquisition. Of the total assets acquired, $239.1 has been allocated to goodwill, $39.2 to trademarks and $13.2 to other intangibles.

In the Industrial Products and Services segment, we completed three acquisitions with an aggregate purchase price of $52.3. In aggregate, the acquired companies had revenues of $70.1 in the year prior to their respective dates of acquisition. These acquisitions include Carfel by our specialty engineered products.

In the Flow Technology segment, we completed three acquisitions with an aggregate purchase price of $29.3. In aggregate, the acquired companies had revenues of $56.8 in the year prior to their respective dates of acquisition.

These acquisitions are not material individually or in the aggregate.

UDI Acquisition — May 24, 2001

On May 24, 2001, we completed the acquisition of United Dominion Industries Limited “UDI” in an all-stock transaction valued at $1,066.9 including $128.0 of cash costs related to transaction fees and corporate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

change in control matters. We issued a total of 18.770 shares (7.780 from treasury) to complete the transaction. We also assumed or refinanced $884.1 of UDI debt bringing the total transaction value to $1,951.0.

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

The acquisition was accounted for using the purchase method of accounting in accordance with APB No.16 and 17, and, accordingly, the condensed consolidated statements of income include the results of UDI beginning May 25, 2001. The assets acquired and liabilities assumed were recorded at fair values with useful lives as determined by independent appraisals and management. During the second quarter 2002, we completed our review and determination of the fair value of the assets acquired and liabilities assumed. A final summary of the assets acquired and liabilities assumed in the acquisition is as follows:

Estimated fair values
Assets acquired	$1,917.1
Liabilities assumed	(2,012.4)
Excess of cost over net assets acquired	1,162.2

Purchase price	$1,066.9
Less cash acquired	(78.4)

Net purchase price	$988.5

As a result of the acquisition of UDI, we have incurred integration expenses for the incremental costs to exit and consolidate activities at UDI locations, involuntarily terminate UDI employees, and other costs to integrate operating locations and other activities of UDI with SPX. These integration actions included work force reduction initiatives that eliminated approximately 2,500 former UDI employees, excluding businesses sold. GAAP requires that these acquisition integration expenses, which are not associated with the generation of future revenues and which do not benefit activities that will be continued, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require acquisition integration expenses, associated with integrating SPX operations into UDI locations, to be recorded as expense. These expenses are discussed in Note 6. The balances of the acquisition integration liabilities included in the purchase price allocation for UDI are as follows:

	Work force Reductions	Non-cancelable Leases	Facility Consolidation/ Other	Total
Balance at December 31, 2001	$29.1	$8.1	$15.6	$52.8
Purchase price adjustments	(0.6)	—	7.7	7.1
Payments (1)	(26.9)	(2.9)	(21.7)	(51.5)

Balance at December 31, 2002	$1.6	$5.2	$1.6	$8.4

(1)	During 2002, $11.2 of pension assets were used to fund employee severance costs.

The acquisition of UDI significantly affects the comparability of the 2002, 2001 and 2000 results of operations. Unaudited pro forma results of operations for 2001 and 2000 are presented below as if the acquisition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

of UDI, which was acquired on May 24, 2001, took place on January 1, 2000. Effective January 1, 2002, we adopted the remaining provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized. Accordingly, we discontinued amortization of these assets on the date of adoption. The following 2001 and 2000 pro forma results assume that the cessation of the amortization of goodwill and indefinite lived intangible assets occurred on January 1, 2001.

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

	Twelve months ended December 31,
	2002	2001	2000
	Actual	Pro Forma	Pro Forma
Revenues	$5,045.8	$5,008.7	$5,045.1
Income before change in accounting principle (1)	276.0	233.9	267.7
Net income	127.4	233.9	267.7

Basic income per share:
Income before change in accounting principle	$3.39	$2.78	$3.33
Change in accounting principle	(1.83)	—	—

Net income per share	$1.56	$2.78	$3.33

Diluted income per share:
Income before change in accounting principle	$3.33	$2.73	$3.25
Change in accounting principle	(1.79)	—	—

Net income per share	$1.54	$2.73	$3.25

(1)	We recorded a charge for a change in accounting principle of $148.6 as a result of adopting the provisions of SFAS No. 142. See Note 10 for further discussion.

Acquisitions — 2000

In the Technical Products and Systems segment, we completed ten acquisitions with an aggregate purchase price of $100.0. In aggregate, these acquisitions had revenues of $67.9 in the year prior to the respective date of acquisition. These acquisitions include Computerm Corporation by our network and switching products business and Ziton SA (Pty) Ltd. by our fire detection and building life-safety systems business.

In the Industrial Products and Services segment, we completed five acquisitions with an aggregate purchase price of $81.2. In aggregate, these acquisitions had revenues of $61.7 in the year prior to their respective date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

acquisition. These acquisitions include the Fenner Fluid Power Division of Fenner plc by our hydraulic power units and controlled force tools business.

In the Flow Technology segment, we completed three acquisitions with an aggregate purchase price of $37.7. In aggregate, these acquisitions had revenues of $33.6 in the year prior to their respective date of acquisition. These acquisitions include Copes-Vulcan by our process and fluid handling equipment business.

In the Service Solutions segment, we completed three acquisitions with an aggregate purchase price of $12.2. In aggregate, these acquisitions had revenues of $9.0 in the year prior to their respective date of acquisition.

Divestitures — 2002

In 2002, we sold substantially all of the assets and liabilities of a non-strategic machinery equipment product line and a material handling product line. In total, we received $64.5 in cash for these divestitures and recorded a loss of $10.3.

Divestitures — 2001

On May 18, 2001, we sold substantially all of the assets and liabilities of our electric motor product line for $27.0 in cash and a $5.0 note, which was collected in full during the second quarter of 2002. In the second quarter of 2001, we recorded a loss of $11.8 on the sale. In 2000, this product line had sales of $75.3.

On August 27, 2001 we sold substantially all of the assets and liabilities of our petroleum pump product line, formerly of UDI, for a cash purchase price of $40.0. This product line was classified as held-for-sale as of the acquisition date, and accordingly, no gain or loss was recorded on the sale. In 2000, this product line had sales of $68.1.

During the fourth quarter of 2001 and in separate transactions, we sold five other product lines, all of which were formerly of UDI, for total consideration of $89.4 in cash and a note of $1.6 which was subsequently collected. These product lines were classified as held-for-sale as of the acquisition date, and accordingly, no gain or loss was recorded on the sale.

(5)  BUSINESS SEGMENT INFORMATION

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

We have aggregated certain operating segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The primary aggregation factors considered in determining the segments were the nature of products sold, production processes and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

operating income or loss of each segment before considering special and other charges, including those recorded in cost of products sold. This is consistent with the way our chief operating decision maker evaluates the results of each segment. Our results of operations are reported in four segments: Technical Products and Systems, Industrial Products and Services, Flow Technology and Service Solutions.

In 2001, our power systems business exceeded ten percent of total segment profits. As required in SFAS No. 131, the determination of the threshold criteria should be evaluated based on current and future prospects and not necessarily on the current indicators only. Including the impact of UDI on a pro forma basis, which was acquired on May 24, 2001, our power systems business did not exceed the ten percent threshold in 2001. In addition, this business did not exceed ten percent of total segment profit in 2002. Accordingly, the power systems business is included in the Industrial Products and Services segment as determined by the aggregation factors considered in determination of our segments.

Technical Products and Systems

The Technical Products and Systems segment is focused on solving customer problems with complete technology-based systems and services. The emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions.

This segment includes operating units that design, manufacture and offer laboratory and life science products and services; security and integrated building life-safety systems and services; broadcast and communication systems and services; networking and switching products and services; and electrical test and measurement solutions.

Industrial Products and Services

The strategy of the Industrial Products and Services segment is to provide “Productivity Solutions for Industry”. The Industrial Products and Services segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment.

This segment includes operating units that design, manufacture, and market power systems, compaction equipment and specialty engineered products, including engineered components and subsystems, material handling equipment and systems and heat and ventilation products.

Flow Technology

The Flow Technology segment designs, manufactures, and markets solutions and products that are used to process or transport fluids and in heat transfer applications.

This segment includes operating units that engineer, manufacture and market cooling technologies and services, and fluid systems.

Service Solutions

The Service Solutions segment consists of three primary units: diagnostic systems and service equipment, specialty tools and technical information and services. The strategy of this segment is to focus on the design, manufacture and marketing of a wide range of specialty service tools, hand-held diagnostic systems and service equipment, inspection gauging systems, and technical and training information, primarily for the franchised vehicle dealer industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities, and independent distributors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

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

Financial data for our business segments are as follows:

	2002	2001	2000
Revenues: (1)
Technical Products and Systems	$1,337.4	$1,137.9	$796.8
Industrial Products and Services	1,603.2	1,391.4	893.3
Flow Technology	1,385.7	912.5	286.8
Service Solutions	719.5	672.5	702.0

Total	$5,045.8	$4,114.3	$2,678.9

Segment income: (1)
Technical Products and Systems	$216.9	$178.6	$155.2
Industrial Products and Services	233.0	186.5	156.6
Flow Technology	219.3	136.0	35.2
Service Solutions	86.5	68.5	69.1

Total Segment Income	755.7	569.6	416.1
General Corporate	(57.5)	(47.9)	(36.8)
Special and Other Charges (2)	(111.6)	(101.4)	(103.2)

Total Consolidated Operating Income	$586.6	$420.3	$276.1

Capital expenditures: (1)
Technical Products and Systems	$33.2	$23.8	$20.3
Industrial Products and Services	21.4	75.5	46.9
Flow Technology	19.8	18.2	20.8
Service Solutions	6.4	10.3	13.0
General Corporate	13.3	22.2	22.3

Total	$94.1	$150.0	$123.3

Depreciation and amortization: (1)
Technical Products and Systems	$35.3	$38.9	$21.3
Industrial Products and Services	43.1	59.4	43.5
Flow Technology	31.5	33.0	11.5
Service Solutions	12.5	27.8	26.8
General Corporate	3.5	1.8	1.2

Total	$125.9	$160.9	$104.3

Identifiable assets:
Technical Products and Systems	$1,598.4	$1,280.9	$553.2
Industrial Products and Services	1,840.3	2,069.9	1,001.8
Flow Technology	1,938.6	1,567.0	289.9
Service Solutions	682.1	899.9	861.9
General Corporate	1,032.1	1,262.4	457.8

Total	$7,091.5	$7,080.1	$3,164.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

(1)	Includes the results of acquisitions from the dates of the respective acquisitions. See Note 4 for further discussion.

(2)	2002 includes special and other charges of $111.6, $12.6 of which is included in cost of products sold. 2001 includes $101.4 of special and other charges, $13.5 of which is included in cost of products sold. 2000 includes $103.2 of special and other charges, $12.3 of which is included in cost of products sold. See Note 6 for further discussion.

Geographic Areas:	2002	2001	2000
Revenues — Unaffiliated Customers:
United States (1)	$3,736.7	$3,218.9	$2,327.7
Other	1,309.1	895.4	351.2

	5,045.8	$4,114.3	$2,678.9

Long Lived Assets:
United States	$3,373.9	$3,463.8	$2,014.3
Other	1,144.5	1,187.3	87.4

	$4,518.4	$4,651.1	$2,101.7

Total Assets:
United States	$5,453.9	$5,767.6	2,894.5
Other	1,637.6	1,312.5	270.1

	$7,091.5	$7,080.1	$3,164.6

(1)	Includes export sales of $337.5 in 2002, $351.4 in 2001, and $242.8 in 2000. No individual foreign country, based on destination of sale, accounted for more than 5% of consolidated revenues in 2002, 2001 or 2000.

(6)  SPECIAL AND OTHER CHARGES

As part of our business strategy, we right-size and consolidate operations to drive results. Additionally, due to our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. As a result of our strategic review process, we recorded special charges of $99.0 in 2002, $87.9 in 2001, and $90.9 in 2000. These special charges are primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce our work force, rationalize certain product lines and recognize asset and goodwill impairments. Additionally, we recorded other charges to cost of products sold of $12.6 in 2002, $13.5 in 2001 and $12.3 in 2000, primarily for discontinued product lines and other product changes associated with restructuring initiatives.

The purpose of our restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency. We estimate that we will achieve operating cost reductions in 2003 and beyond through reduced employee and manufacturing costs and other facility overhead.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

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

Non-cash asset impairments are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Typically, our non-cash asset impairments arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured business. For these situations, we recognize an impairment loss when the carrying amount of an asset exceeds the sum of the cash flows expected to result from the use and eventual disposition of the asset. Realization values for assets subject to impairment testing are primarily determined by third-party appraisals, quoted market prices or previous experience. If an impaired asset remains in service at the decision date, the remaining net book value is depreciated until the asset is no longer used in operating activities. When an impaired asset is removed from service, sale of the asset is probable, and the asset is made available for sale, depreciation of the asset is discontinued and the asset is determined to be an asset held for sale.

Special and other charges for the years ended December 31, 2002, 2001, and 2000 are described in more detail below and in the applicable sections that follow.

	2002	2001	2000
Employee termination costs	$50.3	$23.8	$13.9
Facility consolidation costs	15.1	13.9	16.1
Other cash costs	9.3	15.2	2.0
Non cash asset write-downs (1)	36.9	46.9	61.2
In-process technology	—	1.6	10.0

Total	$111.6	$101.4	$103.2

(1)	Of the total non-cash asset write-downs, $12.6, $13.5, and $12.3 of non-cash inventory write-downs were recorded as a component of cost of products sold in 2002, 2001, and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

At December 31, 2002, a total of $54.7 of restructuring liabilities remained on the consolidated balance sheet as shown below. With the exception of certain multi-year operating leases and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2000 through December 31, 2002:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Impairments & Write-Downs	Total
Balance at December 31, 2000	$10.0	$6.0	$—	$—	$16.0
Special and Other Charges (1)	23.8	13.9	15.2	48.5	101.4
Non-Cash Asset Write-Downs				(48.5)	(48.5)
Cash Payments	(16.5)	(7.6)	(5.6)	—	(29.7)

Balance at December 31, 2001	17.3	12.3	9.6	—	39.2
Special and Other Charges (2)	51.0	16.3	10.0	36.9	114.2
Adjustments	(0.7)	(1.2)	(0.7)	—	(2.6)
Non-Cash Asset Write-Downs	—	—	—	(36.9)	(36.9)
Cash Payments	(34.8)	(8.2)	(16.2)	—	(59.2)

Balance at December 31, 2002	$32.8	$19.2	$2.7	$—	$54.7

(1)	$13.5 of inventory write-downs is recorded as a component of cost of products sold. $1.6 of the impairments & write-downs is related to the write-off of in-process research & development.

(2)	$12.6 of inventory write-downs is recorded as a component of cost of products sold.

2002 Special and Other Charges

In 2002, we continued to employ the business practices of our Value Improvement Process® by announcing and committing to the closure of twelve manufacturing, sales, and administrative facilities in the North America and Europe, by exiting or outsourcing unprofitable or low margin product lines, by consolidating and combining certain businesses, and by continuing to right-size our operations. As of December 31, 2002, we have committed to initiatives that, when fully completed, will reduce headcount by approximately 1,482 hourly and salaried employees located in the United States, Canada, and the United Kingdom. These restructuring actions were taken to strategically reorganize and realign our businesses to better position ourselves in the markets and industries in which we operate.

In total, we recorded net special and other charges of $111.6 in 2002, of which $12.6 was recorded as a component of cost of products sold. In the fourth quarter, we recognized a $2.6 special charge credit due to better than expected results for the costs to complete certain previously announced work force reduction actions and a facility consolidation project. The inventory charges recorded in cost of products sold are associated with the realignment of certain inventory related primarily to certain market conditions, and our decision to outsource non-core components, mechanical tool assemblies, and portions of our air conditioning product lines. Of the $111.6 cumulative charge, $74.7 will require the use of cash and $36.9 is a non-cash component. We expect to fund the cash costs for these actions from internal sources and proceeds generated from the sale of non-core assets.

In the Technical Products and Systems segment, $24.8 of charges was recorded primarily related to employee benefit costs and facility consolidation costs for the following actions: the closure of three engineering and service facilities, as well as the restructuring of certain sales, marketing, and administrative functions at our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

network and switching products business. The affected facilities are located in Shelton, Connecticut, Pittsburgh, Pennsylvania, and Fairfax, Virginia and, as a result of this restructuring, all research and development functions have been consolidated into the business headquarters in Lumberton, New Jersey. Actions also included the announced closure of a manufacturing facility at our test instrumentation business in the United Kingdom and the consolidatation and announced closure of one service center of our fire detection and building life-safety systems business. The affected service center is located in Indiana. When completed, these restructuring actions will result in the elimination of approximately 279 domestic and foreign salaried employees and 49 domestic and foreign hourly employees.

In the Industrial Products and Services segment, $35.9 of charges were recorded primarily related to employee benefit costs, facility consolidation costs, contract termination costs, and asset impairments for the closure of the Milpitas, California manufacturing facililty at our power systems business, a restructuring action at our hydraulic systems business that will result in the exiting of certain machining operations, a decision to terminate a product licensing agreement as we exit a market strategy at our industrial filtration business, and a work force reduction at our dock products business. The majority of the impaired assets are no longer in use and are being held for sale, while some assets will remain in service until the first half of 2003 and are still being depreciated. When completed, these restructuring actions will result in the elimination of approximately 374 hourly and 201 salaried domestic employees.

In the Flow Technology segment, $21.6 of charges, $3.1 recorded in cost of products sold, were recorded primarily related to the following: the closure and consolidation of a manufacturing facility in the United Kingdom, the exit of a non-core product line, and integration costs for additional consolidation actions taken at SPX Valves and Controls. The initiatives taken at our valves and controls business are predominately for the integration of certain aspects of our existing valves and controls business with the recently acquired Daniel Valve operation. When completed, these restructuring and integration initiatives will result in the termination of approximately 178 hourly and 116 salaried domestic and foreign employees. Additionally, $3.1 of this charge was recorded in cost of products sold for inventory disposed of as part of our decision to discontinue a product line at our process equipment business. In connection with the exit of this product line, we announced other restructuring actions, primarily headcount reductions that were communicated to employees in the fourth quarter.

In the Service Solutions segment, $19.5 of charges, $9.5 recorded in cost or products sold, were recorded in 2002 primarily related to the following: The announced closure of a manufacturing facility in Ohio, the closure of a sales and administrative facility in Canada and Arizona, and outsourcing and work force reduction actions. When completed, these actions will result in the elimination of approximately 263 hourly domestic employees and 22 domestic and foreign salaried employees. Of this charge, $9.5 was recorded in cost of products sold, which is associated with the realignment of certain inventory related primarily to market conditions and our decision to outsource non-core components, mechanical tool assemblies and portions of our air conditioning product lines.

The Corporate special charges of $9.8 related to the final costs of completing the relocation of our corporate headquarters to Charlotte, North Carolina, and the impairment of a corporate asset, recorded in the third quarter, that was subsequently sold in the fourth quarter.

2001 Special and Other Charges

In 2001, we committed to restructuring actions to strategically reorganize and realign our businesses to better position ourselves in the markets and industries in which we operate. As a result of these actions, we announced and completed the closure of thirteen manufacturing, sales, and administrative facilities in the United States, Europe, and Asia; we exited or outsourced unprofitable or low margin product lines; we consolidated and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

combined certain businesses; and we continued to right-size our operations. In 2001, we committed to initiatives that would reduce our headcount by approximately 1,025 hourly and salaried employees primarily located in the United States.

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

2000 Special and Other Charges

In 2000, we recorded $103.2 of special charges associated with restructuring actions, in-process technology write-offs, asset impairments, and product rationalizations. $12.3 of this charge, which relates to inventory write-downs, is recorded in cost of products sold. In 2000, we committed to and announced the closing of ten

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

manufacturing facilities or sales offices and the reorganization of various sales, engineering and marketing teams that reduced headcount within the Service Solutions, and Industrial Products and Services segments by approximately 708 hourly and salaried employees.

In the Technical Products and Systems segment, we recorded a $10.0 write-off of in-process technology associated with Inrange’s acquisition of Varcom Corporation.

In the Industrial Products and Services segment, we recorded special charges of $51.2 associated with restructuring initiatives and goodwill impairments; $1.1 of this charge related to inventory write-downs and was recorded in cost of products sold. The restructuring actions primarily consisted of headcount reductions, the consolidation of two facilities into one in our hydraulic power units and controlled force tools business, the closure of facilities in Pennsylvania, Virginia, and Minnesota, and asset write-downs associated with exiting the bicycle business.

In the Service Solutions segment we recorded special charges of $32.6, of which $11.2 is associated with discontinued product lines associated with restructuring and is recorded in cost of products sold. The remainder of the charges is primarily associated with restructuring actions that reduced headcount, closed two facilities in Michigan, one facility in Ohio, one facility in Brazil, and consolidated several European operations into a facility in Hainburg, Germany.

The 2000 Corporate special charges of $9.4 primarily represent a write-down of an investment in certain software licenses.

(7)  GAIN ON ISSUANCE OF INRANGE STOCK

In September 2000, Inrange Technologies, one of our business units, issued 8.855 shares of its class B common stock for cash in an initial public offering. We own 75.633 shares of Inrange class A common stock. Holders of class B common stock generally have identical rights as class A common stock except for voting and conversion rights. The holders of class A common stock are entitled to five votes per share and the holders of class B common stock are entitled to one vote per share. Holders of class B common stock have no conversion rights. As of December 31, 2002, we owned approximately 92.1% of the total number of outstanding shares of Inrange common stock and approximately 98.3% of the combined voting power of all classes of Inrange voting stock. Proceeds from the offering, based on the offering price of $16.00 per share, net of expenses, were $128.2. We accounted for the proceeds of the offering in accordance with Staff Accounting Bulletin No. 51. “Accounting by the Parent in Consolidation for Sale of Stock in Subsidiary”. In accordance with the selected accounting policy, we recorded a pretax gain of $98.0 ($57.6 after-tax) in the third quarter of 2000.

(8)  INVESTMENT IN JOINT VENTURES

For 2001 and 2000, we are required, based on certain threshold criteria, to present summary financial information for the joint ventures described below. Summary financial data is not presented for these joint ventures in 2002, because they no longer meet the threshold criteria.

EGS Electrical Group, LLC

The EGS Electrical Group is a joint venture with Emerson Electric Co., in which we hold a 44.5% interest. EGS operates primarily in the United States, Canada and Mexico and is engaged in the manufacture of electrical fittings, hazardous location lighting, and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis, and we typically receive the majority of our share of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

this joint venture’s earnings in cash dividends EGS’s results of operations for its fiscal year ended September 30, 2001, and 2000 were as follows:

	2001	2000
Net sales	$458.7	$474.4
Gross margin	187.3	189.3
Net income	56.5	65.1

EGS’s pretax income for the quarters ended December 31, 2002, 2001 and 2000 was not materially different than the pretax income earned the previous quarter. Our equity earnings in EGS were $26.8, $30.1, and $34.3 for the years ended December 31, 2002, 2001 and 2000.

Condensed balance sheet information of EGS as of September 30, 2001 is as follows:

2001
Current assets	$145.7
Noncurrent assets	309.2
Current liabilities	67.8
Noncurrent liabilities	17.2

Assa Abloy Door Group, LLC

We own a 20% interest in a joint venture entered into with Assa Abloy AB for the manufacture, sale and distribution of door products. At the formation of the joint venture on May 31, 2001, we contributed our door products business, which was acquired in the UDI acquisition, and we received $96.0 in cash. We account for our investment under the equity method of accounting and we typically receive the majority of our share of this joint venture’s earnings in cash dividends. In connection with our allocation of the UDI purchase price, we recorded our investment in the joint venture at fair value and no gain or loss was recognized at the date the joint venture was formed. The joint venture agreement includes a put and call arrangement that allows for the sale of our 20% interest in the joint venture to Assa Abloy in June 2003 for a minimum price of $74.0 in cash. If we put or Assa Abloy calls our 20% ownership interest, no loss will be recorded and as specified in the put and call agreement, the final settlement price for our 20% interest will be calculated based upon a pre-determined formula, which may result in a sales price greater than $74.0. Any sales price in excess of $74.0 would result in a corresponding gain. We intend to exercise our put right. Following is a summary of the joint venture’s financial results and balance sheet information for the seven month period ended December 31, 2001.

(Unaudited)
2001
Net sales	$201.7
Gross margin	70.1
Net income	22.5

(Unaudited)
2001
Current assets	$84.7
Noncurrent assets	133.0
Current liabilities	27.8
Noncurrent liabilities	65.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

(9)  INVENTORIES

	December 31,
	2002	2001
Finished goods	$325.8	$265.6
Work in process	106.0	149.9
Raw materials and purchased parts	213.8	224.7

Total FIFO cost	645.6	640.2
Excess of FIFO cost over LIFO inventory value	(13.1)	(14.7)

	$632.5	$625.5

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were $211.4 at December 31, 2002, and $209.5 at December 31, 2001. All other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, netted against work in process at year-end, were $18.6 in 2002, and $12.0 in 2001.

(10)  GOODWILL AND OTHER INTANGIBLE ASSETS

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 states goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

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

Transitional Disclosures

	Fiscal year ended December 31,
	2002	2001	2000
Reported net income	$127.4	$173.0	$189.5
Add back: goodwill amortization, net of tax	—	42.4	24.6
Add back: trademarks/tradenames amortization, net of tax	—	7.9	1.7

Adjusted net income	$127.4	$223.3	$215.8

Basic earnings per share:
Reported	$1.56	$2.38	$3.08
Add back: goodwill amortization, net of tax	—	0.58	0.40
Add back: trademarks/tradenames amortization, net of tax	—	0.11	0.02

Adjusted earnings per share	$1.56	$3.07	$3.50

Diluted earnings per share:
Reported	$1.54	$2.33	$2.98
Add back: goodwill amortization, net of tax	—	0.57	0.39
Add back: trademarks/tradenames amortization, net of tax	—	0.11	0.02

Adjusted earnings per share	$1.54	$3.01	$3.39

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

The following tables reflect the initial assignment of goodwill and intangible assets to the reporting units as of January 1, 2002. Thereafter, activity reflects (1) the initial allocation of purchase price for acquisitions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

completed during 2002, subsequent purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment and translation adjustments (2) disposals, (3) amortization and (4) impairment charges. This information is presented first on a consolidated basis and second on a segment basis.

Consolidated:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total
Weighted average useful life in years	N/A	N/A	9	4	7

January 1, 2002 gross balance	$2,481.5	$452.0	$45.1	$16.7	$10.8	$3,006.1
Acquisitions and related adjustments	379.2	30.6	5.3	4.0	7.5	426.6
Disposals	(26.2)	(2.8)	(2.0)	—	—	(31.0)
Impairment charge	(148.6)	—	—	—	—	(148.6)

December 31, 2002 gross balance	$2,685.9	$479.8	$48.4	$20.7	$18.3	$3,253.1

January 1, 2002 accumulated amortization			$(2.4)	$(3.1)	$(1.5)	$(7.0)
Amortization*			(5.6)	(4.7)	(2.5)	(12.8)
Disposals			0.2	—	—	0.2

December 31, 2002 accumulated amortization			$(7.8)	$(7.8)	$(4.0)	$(19.6)

*	$4.6 has been recorded as a component of cost of products sold

Estimated amortization expense:

For year ended 2003	$14.7
For year ended 2004	$13.3
For year ended 2005	$11.5
For year ended 2006	$7.5
For year ended 2007	$5.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Segments:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total
Technical Products and Systems
January 1, 2002 gross balance	$574.4	$62.9	$19.3	$16.3	$9.0	$681.9
Acquisitions and related adjustments	136.1	22.4	(1.3)	4.3	4.4	165.9
Disposals	—	—	—	—	—	—
Impairment charge	—	—	—	—	—	—

December 31, 2002 gross balance	$710.5	$85.3	$18.0	$20.6	$13.4	$847.8

January 1, 2002 accumulated amortization			$(0.7)	$(3.1)	$(1.3)	$(5.1)
Amortization*			(2.6)	(4.7)	(1.2)	(8.5)
Disposals			—	—	—	—

December 31, 2002 accumulated amortization			$(3.3)	$(7.8)	$(2.5)	$(13.6)

*	$4.6 has been recorded as a component of cost of products sold

Industrial Products and Services
January 1, 2002 gross balance	$921.5	$158.3	$15.4	$0.4	$1.7	$1,097.3
Acquisitions and related adjustments	43.4	—	0.5	(0.3)	2.4	46.0
Disposals	(26.2)	(2.8)	(2.0)	—	—	(31.0)
Impairment charge	(148.6)	—	—	—	—	(148.6)

December 31, 2002 gross balance	$790.1	$155.5	$13.9	$0.1	$4.1	$963.7

January 1, 2002 accumulated amortization			$(0.9)	$—	$(0.2)	$(1.1)
Amortization			(1.4)	—	(1.0)	(2.4)
Disposals			0.2	—	—	0.2

December 31, 2002 accumulated amortization			$(2.1)	$—	$(1.2)	$(3.3)

Flow Technology
January 1, 2002 gross balance	$728.5	$180.3	$9.4	$—	$0.1	$918.3
Acquisitions and related adjustments	169.3	8.2	6.0	—	0.7	184.2
Disposals	—	—	—	—	—	—
Impairment charge	—	—	—	—	—	—

December 31, 2002 gross balance	$897.8	$188.5	$15.4	$—	$0.8	$1,102.5

January 1, 2002 accumulated amortization			$(0.6)	$—	$—	$(0.6)
Amortization			(1.3)	—	(0.3)	(1.6)
Disposals			—	—	—	—

December 31, 2002 accumulated amortization			$(1.9)	$—	$(0.3)	$(2.2)

Service Solutions
January 1, 2002 gross balance	$257.1	$50.5	$1.0	$—	$—	$308.6
Acquisitions and related adjustments	30.4	—	0.1	—	—	30.5
Disposals	—	—	—	—	—	—
Impairment charge	—	—	—	—	—	—

December 31, 2002 gross balance	$287.5	$50.5	$1.1	$—	$—	$339.1

January 1, 2002 accumulated amortization			$(0.2)	$—	$—	$(0.2)
Amortization			(0.3)	—	—	(0.3)
Disposals			—	—	—	—

December 31, 2002 accumulated amortization			$(0.5)	$—	$—	$(0.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite-lived intangibles in connection with our long-range forecasting process, which took place in the fourth quarter as of December 31, 2002. In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units were based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including such factors as market capitalization and comparable industry price multiples. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations are considered. Actual results may differ from these estimates under different assumptions or conditions. Based on the results of the impairment testing performed, no impairment of goodwill or indefinite-lived intangibles exists as of December 31, 2002. In addition, we continue to monitor impairment indicators in the industries and markets with cyclical demand and pricing behavior including storage networking, telecommunications, power systems and industrial hydraulic power units and controlled force tools.

(11)  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Postretirement Benefit Plans

We have defined benefit pension plans that cover a significant portion of our salaried and hourly paid employees, including certain employees in foreign countries. Effective January 1, 2001 we amended our non-bargained domestic plans to discontinue providing pension benefits to employees hired after December 31, 2000. Effective January 1, 2002, we amended the historic UDI non-bargained plans to no longer provide service credits to active participants and we have discontinued providing pension benefits under these plans to employees hired after July 1, 2001. We fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. Many of our foreign plan obligations are underfunded in accordance with local laws. Substantially all plan assets are invested in listed stocks, bonds, real estate, other short-term investments and cash. As of December 31, 2002, plan assets include 1.514 shares of our common stock.

We have domestic postretirement plans that provide health and life insurance benefits for certain retirees and their dependents. Some of these plans require retiree contributions at varying rates. Not all retirees are eligible to receive these benefits, with eligibility governed by the plan(s) in effect at a particular location. Effective January 1, 2003, a uniform plan design was implemented for certain non-union employees retiring after January 1, 2003. Also effective January 1, 2003, a 10% minimum employee contribution was implemented for all current, non-union retirees. Certain of our non-North American subsidiaries have similar plans for retirees. Our obligations for such plans are not material and are not included in this disclosure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

The following table shows the pension and postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation — beginning of year	$1,066.7	$733.1	$224.9	$166.1
Service cost	17.4	15.9	0.3	0.2
Interest cost	75.8	65.8	15.7	13.7
Employee contributions	0.3	—	—	—
Actuarial loss	72.4	33.2	5.3	45.8
Curtailment gain	(5.4)	(9.2)	—	—
Termination benefits	(5.2)	29.3	—	—
Plan amendments	0.1	9.6	(9.5)	—
Benefits paid	(100.6)	(103.1)	(19.2)	(18.2)
Acquisitions	15.8	294.0	0.7	17.3
Foreign exchange	10.6	(1.9)	—	—

Benefit obligation — end of year	$1,147.9	$1,066.7	$218.2	$224.9

Change in plan assets:
Fair value of plan assets — beginning of year	$1,152.8	$1,037.6	$—	$—
Actual return on plan assets	(136.9)	(20.5)	—	—
Contributions	7.5	6.6	19.2	18.2
Benefits paid	(99.6)	(102.6)	(19.2)	(18.2)
Acquisitions	—	232.0	—	—
Foreign exchange	4.1	(0.3)	—

Fair value of plan assets — end of year	$927.9	$1,152.8	$—	$—

Funded status at year-end	$(220.0)	$86.1	$(218.2)	$(224.9)
Unamortized prior service cost	(8.1)	(11.3)	(9.2)	(2.3)
Unrecognized net loss	443.1	119.7	65.9	65.2

Net amount recognized	$215.0	$194.5	$(161.5)	$(162.0)

Amount recognized in the balance sheet consists of:
Other assets	$8.3	$266.4	$—	$—
Accrued expenses and other liabilities	(177.6)	(84.7)	(161.5)	(162.0)
Accumulated other comprehensive income (pre-tax)	384.3	12.8	—	—

Net amount recognized	$215.0	$194.5	$(161.5)	$(162.0)

The pension benefit obligation (“PBO”), the accumulated benefit obligation (“ABO”), and the fair value of plan assets for pension plans’ with ABO’s in excess of plan assets were $162.4, $82.6, and $69.1, respectively, as of December 31, 2001. At December 31, 2002, all of our pension plans had ABO’s in excess of plan assets.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The recent dramatic declines in the performance of the U.S. financial markets coupled with historic lows in long-term interest rates have resulted in a $220.0 underfunded status for our pension plans. Our German pension plans account for $46.6 of the underfunded status, as plans in Germany

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

are typically not funded, in accordance with local regulations. The underfunded status of our primary domestic pension plans did not have any impact on required cash contributions in 2002.

A minimum pension liability adjustment is required when the ABO exceeds plan assets and accrued pension liabilities. This adjustment also requires the elimination of any previously recorded pension asset. The minimum liability adjustment, less allowable intangible assets, net of tax benefit, is reported as a component of accumulated other comprehensive loss. The amounts recorded in other comprehensive income (loss), net of tax, as a result of minimum pension liability adjustments were $226.8, $2.6, and $1.2, for the years ended 2002, 2001, and 2000. Each of these adjustments resulted in a reduction of shareholders’ equity.

Net periodic pension benefit income for our pension plans included the following components:

	Year Ended December 31,
	2002	2001	2000
Service cost	$17.4	$15.9	$12.0
Interest cost	75.8	65.8	53.0
Expected gain on assets	(119.3)	(116.5)	(101.7)
Amortization of transition asset	—	(0.3)	(5.8)
Amortization of unrecognized (gains) losses	1.1	(0.7)	(0.8)
Amortization of unrecognized prior service cost	(0.5)	(1.2)	(1.2)

Net periodic pension benefit income	$(25.5)	$(37.0)	$(44.5)

Weighted average actuarial assumptions used were:
Discount rate	6.67%	7.17%	7.75%
Rate of increase in compensation levels	4.42%	4.46%	5.00%
Expected long-term rate of return on assets	9.44%	9.84%	10.00%

The discount rate and rate of increase in compensation levels for 2002, were used to value our benefit obligation and funded status as of December 31, 2002. The expected long-term rate of return on assets was used to calculate the pension benefit income for 2002. The expected long-term rate of return assumption for the 2003 pension benefit income calculation is expected to be approximately 8.50%. It is our policy to review the pension assumptions annually. Pension benefit income is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are established at the respective balance sheet date based on consultation with independent actuaries using the following principles: (1) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans; (2) The discount rate is set based on the yield of high quality fixed income investments, commonly defined as fixed income investments with at least a Moody’s AA credit rating; and (3) The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, a benchmark study completed by our independent actuaries has shown that our choice of assumptions is comparable to other organizations with a measurement date of December 31, 2002.

In accordance with SFAS No. 88 “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recorded a net curtailment gain of $2.7 in 2002, $2.8 in 2001, and $2.0 in 2000. The curtailment gains were primarily the result of reductions in workforce and other restructuring initiatives. In 2001, we recorded a $25.5 termination benefit charge related to separation benefits for UDI employees terminated as part of the UDI acquisition and paid out of pension plan assets. This charge was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

allocated to the purchase price of the UDI acquisition as required by GAAP. During 2002, the remaining separation benefit obligations for these UDI terminations were completed at a cost less than originally estimated. Consequently, the pension plan recognized a $5.2 termination benefit gain, which was not recorded in the income statement but as a reduction to the purchase price of the UDI acquisition as required by GAAP.

The net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2002	2001	2000
Service cost	$0.3	$0.2	$0.2
Interest cost	15.7	13.7	12.4
Amortization of unrecognized loss	4.5	1.3	—
Amortization of unrecognized prior service cost	(2.5)	(2.5)	(2.6)

Net periodic postretirement costs	$18.0	$12.7	$10.0

The accumulated postretirement benefit obligation was determined using the terms and conditions of our various plans, together with relevant actuarial assumptions and health care cost trend rates. It is our policy to review the postretirement assumptions annually. The assumptions are established based on consultation with independent actuaries and reflect our prior experience and our expectation that future rates will decline. For measurement purposes in 2002, the assumed health care cost trend rates were 10.0% for retirees over age 65 and 8.0% for retirees under age 65. At December 31, 2002, these rates are assumed to decrease to an ultimate rate of 5.0% by the year 2008 and remain at that level thereafter. The discount rates used to measure the benefit obligation at December 31, 2002 and 2001 were 6.75% and 7.25%, respectively.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the other postretirement benefit plans. A percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest costs	$0.9	$(0.9)
Effect on postretirement benefit obligation	$11.8	$(10.5)

Defined Contribution Retirement Plans

We maintain a defined contribution retirement plan (the “Plan”) pursuant to Section 401(k) of the U.S. Internal Revenue Code. Under the Plan, eligible U.S. employees may voluntarily contribute up to 50% of their compensation into the Plan and we match a portion of participating employees’ contributions. Our matching contributions are made in newly issued shares of company common stock and are issued at the prevailing market price. The matching contributions vest with the employee immediately upon the date of the match and there are no restrictions on the resale of common stock held by employees.

Under the Plan, we contributed 0.424, 0.322, and 0.312 shares of common stock to employee accounts in 2002, 2001, and 2000 respectively. Compensation expense is recorded based upon the market value of shares as the shares are contributed to employee accounts. We recorded $23.3 in 2002, $22.3 in 2001, and $17.1 in 2000 as compensation expense related to the matching contribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

(12)    INCOME TAXES

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2002	2001	2000
Income before income taxes:
United States	$354.5	$253.0	$313.6
Foreign	98.7	61.0	7.0

	$453.2	$314.0	$320.6

Provision for income taxes:
Current:
Federal	$(9.7)	$2.0	$58.6
Foreign	53.7	10.0	7.2
State	12.2	5.8	12.7

Total current	56.2	17.8	78.5

Deferred:
Federal	120.6	96.1	44.1
Foreign	(18.9)	7.2	1.0
State	19.3	19.9	7.5

Total deferred	121.0	123.2	52.6

Total provision	$177.2	$141.0	$131.1

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2002	2001	2000
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	3.7	2.9	3.9
Foreign sales corporation	(0.8)	(1.0)	(0.4)
Goodwill amortization	—	5.1	3.9
Foreign rates and foreign dividends	(2.8)	(1.7)	(2.0)
Change in valuation allowance	4.0	4.2	3.1
Disposition basis differences	0.5	1.4	(0.9)
Other	(0.5)	(1.0)	(1.7)

	39.1%	44.9%	40.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001	2000
Deferred tax assets:
Working capital accruals	$62.4	$39.4	$11.6
Legal, environmental and self-insurance accruals	103.1	115.8	47.9
Restructuring	34.0	36.2	15.0
Pension, other postretirement and postemployment benefits	98.1	63.7	61.7
NOL and credit carryforwards	95.0	69.4	28.5
Payroll and compensation	26.7	23.4	12.6
Interest rate protection agreements	32.0	17.7	—
Other	73.3	69.7	31.3

Total deferred tax assets	524.6	435.3	208.6
Valuation allowance	(91.5)	(69.2)	(28.3)

Net deferred tax assets	433.1	366.1	180.3

Deferred tax liabilities:
LYONS interest deductions	40.3	18.3	—
Accelerated depreciation	86.9	86.0	54.3
Pension credits	—	120.6	98.0
Unremitted earnings of certain foreign subsidiaries.	40.0	40.0	—
Basis difference in affiliates	381.1	318.4	205.7
Intangibles recorded in acquisitions	182.3	259.5	85.9
Other	98.7	39.3	55.6

Total net deferred tax liabilities	829.3	882.1	499.5

	$396.2	$516.0	$319.2

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used. Realization of deferred tax assets associated with the net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. We believe that there is a risk that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance increased by $38.5 in 2002, and $24.7 in 2001.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and consequently, the amount of income taxes paid in future years may be greater than amounts paid in 2002 and 2001.

Undistributed earnings of our foreign subsidiaries amounted to approximately $460.9 at December 31, 2002. A deferred tax estimate of $40.0 has been provided for the foreign earnings of certain subsidiaries. With the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

exception of these subsidiaries, the remaining foreign earnings are considered indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $21.0 would be payable upon remittance of all previously unremitted earnings at December 31, 2002.

(13)    NOTES PAYABLE AND DEBT

	December 31,
	2002	2001
Revolving loan	$—	$—
Tranche A term loan	225.0	393.7
Tranche B term loan	410.3	490.0
Tranche C term loan	683.7	823.0
LYONS, net of unamortized discount of $551.6 and $574.1, respectively	858.2	835.7
7.5% senior notes	500.0	—
Industrial revenue bond	—	1.0
Other borrowings	17.7	69.0

	2,694.9	2,612.4
Less: short-term debt	(251.4)	—
Less: current maturities of long-term debt	(28.9)	(161.6)

Total long-term debt	$2,414.6	$2,450.8

Under our Restated Credit Agreement, aggregate maturities of the term loans are $34.5 in 2004, $45.8 in 2005, $57.0 in 2006, $62.6 in 2007 and $172.6 in 2008. Although no amounts are borrowed under our revolving credit loans at December 31, 2002, any future borrowings under these loans would mature in 2008, when the facility expires, but could be repaid at any time before 2008. Other borrowings are primarily revolving lines of credit at foreign locations that are refinanced as they come due and therefore are classified as long-term.

Restated Credit Agreement

On July 25, 2002, we refinanced our existing Tranche B and Tranche C term loans and amended and restated our Credit Agreement. The primary purpose of the July refinancing and amendment of our Credit Agreement was to modify certain covenant provisions to provide for enhanced overall flexibility, as well as increased flexibility for international growth and to extend the maturity of our Tranche B and Tranche C term loans. The refinancing did not impact the terms or applicable rates on our Tranche A term loans or our revolving loan. We received proceeds of $450.0 from our new Tranche B term loans and $750.0 from our new Tranche C term loans and we used $96.4 of cash on hand to complete the transaction. This transaction resulted in a net $96.4 reduction in our debt obligations under these loans.

On December 27, 2002, we refinanced our existing Tranche A term loan and revolving loans and amended and restated our Credit Agreement (“Restated Credit Agreement”). The purpose of this refinancing was to extend the maturity of our Tranche A term loan and revolving loans, reduce the available borrowing capacity of the revolving loans by $100.0, and reduce the applicable rates on our Tranche A term loan. We received proceeds of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

$225.0 from our new Tranche A term loan. These cash proceeds as well as proceeds from our $500.0 senior note issuance were used to pay off our existing Tranche A term loan and reduce Tranche B and C term loans.

As of December 31, 2002, we had outstanding under our Restated Credit Agreement:

(a)	$225.0 of aggregate principal amount of Tranche A term loans,
(b)	$410.3 of aggregate principal amount of Tranche B term loans, and
(c)	$683.7 of aggregate principal amount of Tranche C term loans.

In addition, the Restated Credit Agreement provides for a commitment to provide revolving credit loans of up to $500.0. As of December 31, 2002, the revolving credit loans were unused; however, the aggregate available borrowing capacity was reduced by $83.2 of letters of credit outstanding as of December 31, 2002.

Under the Restated Credit Agreement, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During 2002, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the future. The Applicable Rate for the revolving loans and Tranche A term loan is based upon the Consolidated Leverage Ratio as defined in the Restated Credit Agreement. The Applicable Rate is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A term loans and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%
Tranche B term loans	2.25%	1.25%
Tranche C term loans	2.50%	1.50%

Our $500.0 of revolving loans available under the Restated Credit Agreement are also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At December 31, 2002, no amounts were borrowed against the $500.0 revolving loans.

The Restated Credit Agreement is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries (excluding, however the assets of Inrange Technologies Corporation and our interest in our EGS and Door joint ventures).

The Restated Credit Agreement contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the Restated Credit Agreement) on the last day of any period of four consecutive fiscal quarters to exceed 3.5 to 1.00 for the period ending June 30, 2002 and 3.25 to 1.00 thereafter. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the Restated Credit Agreement) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the year ending December 31, 2002, our Consolidated Leverage Ratio was 2.43 to 1.00 and our Consolidated Interest Coverage Ratio was 7.39 to 1.00.

The Restated Credit Agreement also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payment, and transactions with affiliates. We have not paid cash dividends in 2002 or 2001, and we currently have no plans to pay cash dividends on our common stock. Under the Restated Credit Agreement covenants, our ability to pay cash dividends in a fiscal year is limited to the lesser of $20.0 or 25% of our consolidated net income in the immediate preceding fiscal year, if our consolidated leverage ratio, pro forma for a cash dividend, is greater than 2.5 to 1.0. If this ratio is less than 2.5 to 1.0, we have the ability to pay cash dividends in a fiscal year in an amount up to 25% of our consolidated net income in the immediate preceding fiscal year, which in 2001 was $43.3. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

the ability to pay the greater of $20.0 or 25% of consolidated net income in the immediate preceding fiscal year, which in 2001 was $43.3. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future.

We are permitted to prepay the Tranche A, Tranche B and the Tranche C term loans in whole or in part at any time without penalty or premium. We are not allowed to reborrow any amounts that we repay on the Tranche A, Tranche B or Tranche C term loans.

The final maturity for each loan is as follows:

Date of Final Maturity
Revolving loans	March 31, 2008
Tranche A term loans	March 31, 2008
Tranche B term loans	September 30, 2009
Tranche C term loans	March 31, 2010

The Restated Credit Agreement also requires scheduled principal payments of the term loans and mandatory prepayments from net proceeds arising in connection with certain asset sales or dispositions and issuances of subordinated debt under certain circumstances.

The revolving loans may be borrowed, prepaid and reborrowed. Letters of credit and swing line loans are also available under the revolving credit facility. On the date of the closing of the Restated Credit Agreement, no revolving loans were outstanding. The facility provides for the issuance of letters of credit in U.S. Dollars, Euros, and Pounds Sterling at any time during the revolving availability period, in an aggregate amount not exceeding $250.0. Letters of credit issued under this facility reduce the aggregate amount available under the revolving loan commitment.

Early Extinguishment of Debt

During 2002, we recorded an $8.2 charge for the write-off of financing fees associated with the early extinguishment of debt as a result of the July and December refinancing described above. This charge was recorded as a component of interest expense.

In the first quarter of 2000, we paid down our existing Tranche B debt of $412.5 and revolver of $50.0, and replaced the existing credit facility with a new $1,487.5 credit facility. We recorded a $15.0 charge associated with the early extinguishment of debt as a result of this refinancing. This charge was recorded as a component of interest expense.

These charges were accounted for in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” as well as SFAS No. 145.

7.5% Senior Notes

On December 27, 2002, we issued $500.0 of 7.5% senior notes pursuant to our universal shelf registration statement which allows for the issuance of an additional $500.0 of securites after consideration of these notes. These notes mature on January 1, 2013. The net proceeds of $486.0 were used to refinance the Tranche A term loan of our senior credit facility, reduce the Tranche B and Tranche C term loans of our senior credit facility and for general corporate purposes, including the possible repayment of debt. These notes are unsecured and rank

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

The indenture governing the notes contains a number of covenants that limit our ability and the ability of our subsidiaries, other than Inrange and any other unrestricted subsidiary under the indenture, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. As of December 31, 2002, our capacity to make restricted payments, which include paying cash dividends, purchasing subordinated debt prior to maturity and making restricted investments was limited to $238.4. The covenants contained in the indenture are subject to a number of qualifications and limitations. Under the indenture, none of our subsidiaries are restricted from paying dividends to us.

Liquid Yield Option Notes

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

The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that either the February or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. The amount of the recapture calculated on the first put date is approximately $11.8 and $48.3 on May 9, 2003 and February 6, 2004, respectively.

The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include:

(1)  Our average stock price exceeding predetermined accretive values of SPX’s stock price each quarter (see below);

(2)  During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level;

(3)  Upon the occurrence of certain corporate transactions, including a change in control.

In addition, a holder may surrender for conversion, at the accreted value, a LYON for redemption even if it is not otherwise convertible at such time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

The conversion rights based on predetermined accretive values of SPX’s stock include, but are not limited to, the following provisions:

	February LYONs	May LYONS
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2003 First Quarter	$84.19	$81.54
2003 Second Quarter	$84.57	$82.01
2003 Third Quarter	$84.95	$82.49
2003 Fourth Quarter	$85.33	$82.97

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

There are various factors that a LYON holder would use in deciding to exercise their put option. These factors include the price and volatility of our common stock, the interest yield on the LYONs above the risk free interest rate and other quantitative and qualitative factors. Based upon these factors, at the time of the filing of this Form 10-K, we believe that it is probable, but cannot determine with certainty, that the holders of the May LYONs will exercise their put right and require us to repurchase the majority or all of their LYONs on May 9, 2003. If all the May LYONs were settled in cash on May 9, 2003, we would be required to pay the holders approximately $253.8. Accordingly $251.4, the accreted value of the May LYONs at December 31, 2002, has been classified as current in our Consolidated Balance Sheet at December 31, 2002.

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted, the February LYONs and May LYONs would be exchanged for a total of 13.2 shares of our common stock. If the LYONs had been converted as of January 1, 2002, the diluted income per share of common stock from continuing operations would have been $3.08 per share for the period ended December 31, 2002.

Other Financing Agreements

Our compaction equipment business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which the unit has an agreement to sell, on a revolving basis without recourse, certain qualified receivables, of which $31.3 had been sold under the agreement at December 31, 2002. The agreement allows for the sale of up to $36.5 of certain qualified receivables to an unaffiliated third party entity and continues on an evergreen revolving basis unless we provide a three-month notice under the agreement to discontinue the facility. We expect to utilize the agreement in the foreseeable future. If we did not renew the contract, the impact on our financial condition or cash flows would not be material. Previously, our compaction equipment business also utilized a vendor financing program that was discontinued during the second quarter of 2002.

As of December 31, 2002, except for the following items, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments: (1) $167.6 of certain standby letters of credit outstanding, of which $83.2 reduce the available borrowing capacity on our revolving loans and (2) approximately $135.9 of surety bonds. Of the total letters of credit and surety bonds outstanding at December 31, 2002, $193.4 is commercial bid, performance or warranty arrangements related to sales contracts with customers of which the fees are reimbursed by the customer.

(14)  FINANCIAL INSTRUMENTS

We have entered into interest rate protection agreements (“Swaps”) to hedge the potential impact of increases in interest rates on our variable rate debt portfolio. Our swaps are accounted for as cash flow hedges and as of December 31, 2002, we had outstanding swaps with maturities to November 2009 that effectively convert $1,300.0 of our variable rate debt to a fixed rate of approximately 6.9%. As a result of the Restated Credit Agreement, we extended the maturities of our variable rate Tranche A term loans to March 2008, Tranche B term loans to September 2009 and Tranche C terms loans to March 2010. Associated with these extended maturities, we entered into additional variable to fixed rate interest rate swap agreements beginning in 2004 and maturing in 2009.

As of December 31, 2002, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $81.8 and a long-term liability of $81.1 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps in 2002 and 2001 has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

In 2002, in connection with the Restated Credit Agreement, we terminated four interest rate swaps with an aggregate notional amount $400.0 at a cash cost of $15.5. These interest rate swaps were included in the portfolio of interest rate swaps designated as a cash flow hedge of our variable rate debt portfolio. Because a portion of the future interest payments hedged by these swaps was no longer probable of occurring, we recognized $14.8 in interest expense to reclassify into earnings, from accumulated other comprehensive loss, the fair value of the portion of the swap portfolio that no longer are probable of occuring.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Other Fair Value Financial Assets and Liabilities

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

(15)  COMMITMENTS AND CONTINGENT LIABILITIES

Leases

The future minimum rental payments under leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2003	$47.8
2004	36.3
2005	30.1
2006	23.8
2007	21.4
Thereafter	56.9

Total minimum payments	$216.3

Total lease expense was $53.2 in 2002, $41.0 in 2001, and $20.5 in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. Additionally we may become subject to significant claims of which we are currently unaware or the claims that we are unaware of may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions which we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

In our opinion, these matters are either without merit or are of a kind that should not have a material adverse effect individually or in the aggregate on our financial position, results of operations, or cash flows. However, we cannot assure you that recoveries from insurance or indemnification claims will be available or that any of these claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows.

It is our policy to comply fully with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third party waste disposal sites. An estimate of loss, including expenses, from legal actions or claims is accrued when events exist that make the loss or expenses probable and we can reasonably estimate them. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are primarily based on investigations and remediation plans established by independent consultants, regulatory agencies and potential responsible third parties. Accordingly, our estimates may change based on future developments including new or changes in environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals, we do not discount environmental or other legal accruals and do not reduce them by anticipated insurance recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification. While we believe that our accruals related to environmental, litigation and claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate, we cannot assure you that our accruals and right to indemnity and insurance will be sufficient or that these items will be resolved without a material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate.

Litigation Matters

It is our policy to accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the loss or expenses probable and they can be reasonably estimated.

On December 27, 2001 we received a favorable arbitration award associated with the patent infringement claim against Snap-on. The claim dates back to April 11, 1996, when we were named as a defendant in an action

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

filed in Federal Court for the Northern District of Illinois. Snap-on Incorporated, Snap-on Tools Company and Snap-on Technology, Inc. v. Ronald J. Ortiz and SPX Corporation, No. 96C2138, U.S. District Court for the Northern District of Illinois. The complaint contained seventeen counts, fifteen of which were directed to us. Of the fifteen counts, seven were related to the hiring in 1992 of a former officer of Sun Electric Corporation, five contained allegations of patent infringement and three sought a declaration of invalidity of patents held by us. On June 28, 1996, we filed an eight count counterclaim, containing three counts of patent infringement and five counts for declaration of invalidity of patents held by the plaintiffs. These patents pertain to certain features related to performance test equipment manufactured by Sun, Snap-on and us. In 2001, the case was moved into binding arbitration and on December 27, 2001, the arbitrator ruled in our favor.

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the US District Court in Detroit. There are currently no scheduling or case management orders in the case. Because no reasonable projections can be made as to the final timing and outcome of the litigation, no gain or loss has been recorded. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

In the fourth quarter of 2001, we recorded the net gain related to the favorable Snap-on arbitration award as well as expenses associated with certain commercial legal matters, including the VSI contract litigation. Accordingly, in total we recognized a $15.6 net gain that reduced selling, general, and administrative expenses.

General Signal Power Systems (“Best Power”), a subsidiary of General Signal Corporation, a subsidiary of SPX Corporation, filed suit against American Power Conversion Corporation (“APC”) in the United States District Court for the Western District of Wisconsin alleging five counts of patent infringement and three counts of false advertising. Best Power was seeking to enjoin further manufacture, sale and distribution of certain models of APC’s MATRIX, SMART-UPS and BACKUPS products and further publication of false advertising along with an award of damages (which may be trebled based on an allegation of willful infringement) and attorneys fees and costs for APC’s patent infringements and false advertising. We sold our Best Power business to Invensys, plc., but retained ownership of the Best Power patents and control of the litigation. The litigation was resolved in the second quarter of 2000 with a settlement in our favor. We recorded a gain of $23.2, net of legal costs and other related expenses.

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals and regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violation that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 88 sites that we own or control. While we believe that we maintain adequate reserves to cover the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

costs of site investigation and/or remediation, there can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

In the case of contamination at offsite, non-owned facilities, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 44 sites of which only fifteen have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. The persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites and we estimate the aggregate probable remaining liability at these sites is immaterial.

In connection with our acquisitions and divestitures, we may assume or retain significant environmental liabilities some of which we may not be aware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technology, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. In our opinion, after considering reserves established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

Executive Severance Agreements

Our Board of Directors has adopted executive severance agreements, which create certain liabilities in the event of the termination of seven covered executives following a change of control. The total commitment under the executive severance agreements should all seven employees be terminated is approximately $55.6, which includes the forgiveness of the headquarter relocation home loans. In connection with the relocation of our corporate headquarters to Charlotte, North Carolina, announced in 2001, we have made interest free relocation home loans to four of our executive officers, which total an aggregate principal amount of $7.0 and mature in 20 years.

(16)    SHAREHOLDERS’ EQUITY

(All option and warrant amounts are in millions)

Stock Split

On August 28, 2002, the Board of Directors approved a two-for-one stock split of our common stock. The stock split was payable in the form of a stock dividend and entitled each stockholder of record at the close of business on October 1, 2002 to receive one share of common stock for every outstanding share of common stock held on that date. The 100% stock dividend was distributed on October 24, 2002. The capital stock accounts, all share data and earnings per share data in this report give effect to the stock split, applied retroactively, to all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Earnings Per Share

The following table sets forth the computation of diluted earnings per share:

	Year Ended December 31,
	2002	2001	2000
Numerator:
Income available to common shareholders	$127.4	$173.0	$189.5

Denominator:
Weighted-average shares outstanding	81.440	72.616	61.592
Effect of dilutive securities:
Employee stock options	1.519	1.504	1.910

Adjusted weighted-average shares and assumed conversions	82.959	74.120	63.502

Accumulated Other Comprehensive Loss

The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	December 31, 2002	December 31, 2001
Foreign currency translation adjustment	$83.9	$(58.7)
Unrealized losses on qualifying cash flow hedges, net of tax	(48.5)	(25.6)
Minimum pension liability adjustment, net of tax	(233.0)	(6.2)

Accumulated other comprehensive loss	$(197.6)	$(90.5)

Common Stock, Treasury Stock and Unallocated KSOP

At December 31, 2002, we had 200.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares, shares held in the KSOP trust, and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Unallocated KSOP Trust	Shares Outstanding
Balance at December 31, 1999	70.980	(8.034)	(0.610)	62.336
Stock options exercised	0.580	—	—	0.580
Share repurchases	—	(2.602)	—	(2.602)
Other	—	—	0.330	0.330

Balance at December 31, 2000	71.560	(10.636)	(0.280)	60.644
Acquisition of UDI	10.992	7.778	—	18.770
Stock options exercised	1.194	—	—	1.194
Other	(0.438)	0.336	0.280	0.178

Balance at December 31, 2001	83.308	(2.522)	—	80.786
Acquisitions	0.219	—	—	0.219
Stock options exercised	1.330	—	—	1.330
Share repurchases	—	(3.621)	—	(3.621)
Restricted stock grant	1.000	—	—	1.000
Warrants	0.512	—	—	0.512
Other	0.400	—	—	0.400

Balance at December 31, 2002	86.769	(6.143)	—	80.626

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Stock Based Compensation

Stock Option Plans

Under the 2002 Stock Compensation Plan, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 7.9 of these shares were available for grant at December 31, 2002.

Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options, vest ratably over three years, and expire no later than 10 years from the date of grant. The option price per share may be no less than the fair market value of our common stock on the date of grant. Upon exercise, the employee has the option to surrender mature shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired.

No SARs or performance units have been granted under this plan.

Special Option Awards

In 2002, no special options were awarded. At December 31, 2002, 11.7 of the total options outstanding were granted outside of the 2002 Stock Compensation Plan.

During 2000 and 2001, 5.0 and 0.200 stock options, respectively, were awarded to key members of our senior management team with exercise prices in excess of market value on the respective grant dates. The options vest after five years and expire no later than ten years from the date of grant. The 2000 options, which were awarded outside the 1992 Stock Compensation Plan, have exercise prices as follows: 1.250 options have an exercise price of $105.00, 1.250 options have an exercise price of $120.00, 1.250 options have an exercise price of $135.00, 1.250 options have an exercise price of $150.00. The 2001 options, which were awarded under the 1992 Stock Compensation Plan, have exercise prices as follows: 0.050 options have an exercise price of $61.00, 0.050 options have an exercise price of $72.50, 0.050 options have an exercise price of $85.00, and 0.050 options have an exercise price of $97.50.

The following table shows stock option activity from December 31, 2000 through December 31, 2002:

		Options
	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 1999	9.636	$47.53
Granted	6.862	85.70
Exercised	(0.580)	57.49
Terminated	(0.780)	—

Options outstanding at December 31, 2000	15.138	$75.43
Assumed in acquisition of UDI	1.068	43.39
Granted	2.490	54.14
Exercised	(1.194)	36.92
Terminated	(0.078)	—

Options outstanding at December 31, 2001	17.424	$73.26
Granted	3.284	69.15
Exercised	(1.330)	37.79
Terminated	(0.968)	—

Options outstanding at December 31, 2002	18.410	$76.36
Exercisable at December 31, 2002	5.110	$41.47
Exercisable at December 31, 2001	2.228	45.40
Exercisable at December 31, 2000	0.942	48.09

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Stock options outstanding and exercisable at December 31, 2002 and related weighted average price and life information follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Remaining Life-Years (Wtd. Ave)	Exercise Price (Wtd. Ave)	Shares	Exercise Price (Wtd. Ave)
$ 8.50 -$ 11.81	0.018	1.7	$8.04	0.018	$8.04
$ 15.11 -$ 27.81	0.604	4.1	22.59	0.604	22.59
$ 29.59 -$ 44.34	3.187	5.4	36.14	2.351	35.62
$ 44.84 -$ 67.00	3.988	6.5	51.57	1.858	49.23
$ 67.31 -$ 97.50	5.613	7.7	77.27	0.279	82.26
$105.00-$150.00	5.000	7.6	127.50	—	—

We have applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost is reflected in net income for stock option awards as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. For our restricted stock award, we recorded compensation expense in determining net income as appropriate.

We adopted the disclosure provisions of SFAS No. 148, and the following table illustrates the pro forma effect on net income and income per share in 2002, 2001 and 2000 had the fair value recognition provisions of SFAS No. 123 been applied to stock-based employee compensation:

	2002	2001	2000
Net Income — as reported	$127.4	$173.0	$189.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	2.8	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(42.2)	(27.2)	(16.2)
Awards granted above market value	(15.6)	(11.5)	(4.4)

Net income — pro forma	$72.4	$134.3	$168.9

Basic income per share of common stock:
Income per share — as reported	$1.56	$2.38	$3.08
Income per share — pro forma	0.89	1.85	2.74
Diluted income per share of common stock:
Income per share — as reported	$1.54	$2.33	$2.98
Income per share — pro forma	0.87	1.81	2.66
Basic income per share of common stock before change in accounting principle:
Income per share — as reported	$3.39	$2.38	$3.08
Income per share — pro forma	2.72	1.85	2.74
Diluted income per share of common stock before change in accounting principle:
Income per share — as reported	$3.33	$2.33	$2.98
Income per share — pro forma	2.66	1.81	2.66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Weighted-average fair value of options granted, weighted-average exercise price and assumptions used in determining fair value follow:

	2002	2001	2000
Weighted-average fair value of options:
Granted at market value	$34.17	$25.17	$23.61
Granted above market value	—	25.96	34.89
Weighted-average exercise price of options:
Granted at market value	$69.15	$50.27	$46.86
Granted above market value	—	79.00	127.50
Principle Assumptions
Expected option life in years	6.0	6.0	6.0
Risk free interest rate	4.6%	4.7%	5.0%
Expected volatility	44.4%	44.4%	41.5%
Expected dividend yield	0.0%	0.0%	0.0%

Restricted Stock Agreement

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

On July 3, 2002, our Board of Directors amended the employment agreement of our Chairman, President, and Chief Executive Officer by granting him 1.0 restricted shares of our stock at the market price of $48.85 per share pursuant to the shareholder approved plan. The shares vest in five annual installments of 0.2 shares commencing on July 3, 2007. The grant will be fully vested on July 3, 2011. The deferred compensation is being amortized on a straight-line basis over the nine-year vesting period. In 2002, $2.8 of related compensation expense was recorded and the unamortized balance of $46.1 is reported as unearned compensation in the shareholders’ equity section of the Consolidated Balance Sheet at December 31, 2002.

Employee Stock Purchase Plan

All full-time, non-union employees are eligible to participate in the employee stock purchase plan (ESPP). The employees covered by a collective bargaining agreement participate only if their collective bargaining agreement specifically provides for their participation in the plan. Eligible employees authorize a payroll deduction to purchase shares, and we make a 15% matching cash contribution, which is also used to purchase shares. Shares purchased under the plan are made by third party brokers on the open market and we pay commission and brokerage fees for the purchase.

Warrants

At December 31, 2001, we had 0.732 outstanding warrants exercisable for 0.732 shares of our common stock. These warrants were originally issued in 1987 by GCA Corporation, a company acquired by General Signal Corporation in 1988. As a result of the acquisition of GCA by General Signal and the subsequent acquisition of General Signal by us, the warrants became rights to purchase shares of our common stock. The warrants represented the right to purchase an aggregate of 0.732 shares of our common stock at an exercise price of $47.26 per share. In 2002, we issued 0.512 shares of common stock and received $24.2 of cash proceeds

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

related to the exercise of these warrants. The remaining 0.220 warrants were not exercised and expired in 2002. All cash proceeds received by us in connection with the warrant exercises were used for general corporate purposes. At December 31, 2002, we had no warrants outstanding.

Treasury Stock

In 2002, we repurchased 3.6 shares of our common stock on the open market, for a total cash consideration of $172.9. Under our repurchase program, $250.0 was available for additional repurchases as of December 31, 2002.

Our publicly held subsidiary, Inrange Technologies Corporation, has been authorized by its Board of Directors to repurchase up to $20.0 of its common stock. As of December 31, 2002, Inrange has repurchased $12.6 of common stock under this program. These share repurchases are reflected as other financing activities in our Consolidated Statement of Cash Flows.

Preferred Stock

None of our 3.0 shares of authorized, no par value preferred stock was outstanding at December 31, 2002, 2001 and 2000.

Shareholder Rights Plan

Pursuant to our Shareholder Rights Agreement, each share of our common stock carries one preferred stock purchase right. Each right entitles the holder, upon the occurrence of certain events, to purchase one-half of one-thousandth of a share of a new series of junior participating preferred stock for $200.00 per share. Furthermore, if we are involved in a merger or other business combination at any time after the rights become exercisable, the rights will entitle the holder to buy the number of shares of common stock of the acquiring company having a market value of twice the then current exercise price of each right. Alternatively, if a 20% or more shareholder acquires us by means of a reverse merger in which the company and its stock survive, or engages in self-dealing transactions with us, or if any person acquires 20% or more of our common stock, then each right not owned by a 20% or more shareholder will become exercisable for the number of shares of our common stock having a market value of twice the then current exercise price of each right. The rights, which do not have voting rights, expire on June 25, 2006, and we may redeem them at a price of $.005 per right at any time prior to any person or affiliated group of persons acquiring 20% or more of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

(17)    QUARTERLY RESULTS (UNAUDITED)

	First			Second				Third				Fourth
	2002	2001		2002		2001		2002		2001		2002		2001
Revenues	$1,130.5	$680.4		$1,257.5		$910.1		$1,286.2		$1,216.7		$1,371.6		$1,307.1
Gross margin	372.8	217.1		424.7		286.7		404.9		399.8		447.2		449.1
Income from continuing operations	65.1 (1)	35.4	(2)	58.3	(3)	13.4	(4)	75.8	(5)	59.2	(6)	76.8	(7)	65.0	(8)
Change in accounting principle	(148.6)	—		—		—		—		—		—		—

Net income (loss)	$(83.5)	$35.4		$58.3		$13.4		$75.8		$59.2		$76.8		$65.0

Basic income per share of common stock:
Continuing operations	$0.80	$0.58		$0.71		$0.19		$0.92		$0.74		$0.96		$0.81
Change in accounting principle	(1.83)	—		—		—		—		—		—		—

Net income (loss)	$(1.03)	$0.58		$0.71		$0.19		$0.92		$0.74		$0.96		$0.81

Diluted income per share of common stock:
Continuing operations	$0.78	$0.57		$0.69		$0.19		$0.91		$0.72		$0.95		$0.79
Change in accounting principle	(1.78)	—		—		—		—		—		—		—

Net income (loss)	$(1.00)	$0.57		$0.69		$0.19		$0.91		$0.72		$0.95		$0.79

Note: The sum of the quarters’ earnings per share may not equal the full year per share amounts.

(1)	Included $6.4 of special and other charges associated with restructuring initiatives. See Note 6 for further discussion.

(2)	Included $3.4 of special charges associated with restructuring initiatives. See Note 6 for further discussion.

(3)	Included $50.8 of special and other charges associated with restructuring initiatives. See Note 6 for further discussion.

(4)	Included $40.5 of special charges associated with restructuring initiatives, asset write-downs, and costs associated with the relocation of our corporate office to Charlotte, North Carolina. We also recorded a $13.5 charge to cost of products sold associated with discontinued product lines and other product changes. See Note 6 for further discussion.

(5)	Included $18.5 of special and other charges, $12.6 of which were recorded as a component of cost of products sold. See Note 6 for further discussion.

(6)	Included $4.0 of special charges associated with restructuring initiatives announced in previous periods and an asset write-down. See Note 6 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

(7)	Included a $35.9 of special and other charges associated with restructuring initiatives. See Note 6 for further discussion.

(8)	Included a $15.6 net gain primarily related to a favorable arbitration award associated with a patent infringement claim against Snap-on. See Note 15 for further discussion. Amount also includes $40.0 of special charges associated with restructuring initiatives, an asset write-down, and a goodwill impairment. See Note 6 for further discussion.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

On June 10, 2002, we filed a Form 8-K announcing the dismissal of Arthur Andersen LLP and the engagement of Deloitte & Touche LLP as our independent auditor.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a)  Directors of the company.

This information is included in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.

(b)  Executive Officers of the company.

See Part I of this Form 10-K at page 10.

(c)  Section 16(a) Beneficial Ownership Reporting Compliance.

This information is included in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

This information is included in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

This information is included in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation, which was completed within 90 days of the filing of this Form 10-K, of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion and no changes are required at this time.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. There have been no significant deficiencies or material weaknesses in internal controls requiring corrective action, and no corrective actions have been taken.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 59 of this Form 10-K.

2.	Financial Statement Schedules. None required. See page 59 of this Form 10-K.

3.	Exhibits. See Index to Exhibits.

(b)  Reports on Form 8-K.

On October 7, 2002, we filed a Form 8-K announcing that shares remaining unsold as of October 1, 2002 under certain Registration Statements will be doubled pursuant to a previously announced stock split.

On October 23, 2002, we filed a Form 8-K containing our press release dated October 22, 2002. This press release contained our third quarter 2002 earnings information.

On December 9, 2002, we filed a Form 8-K containing our press releases dated December 6, 2002. These press releases announced the offering of Senior Unsecured Notes.

On December 19, 2002, we filed a Form 8-K announcing that we entered into an Underwriting Agreement, dated as of December 13, 2002, with J.P. Morgan Securities Inc. as representative of the several underwriters named therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this  17th day of March, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 17th day of March, 2003.

/s/ JOHN B. BLYSTONE	/s/ PATRICK J. O’LEARY
John B. Blystone Chairman, President and Chief Executive Officer	Patrick J. O’Leary Vice President Finance, Treasurer and Chief Financial Officer

/s/ RONALD L. WINOWIECKI	/s/ J. KERMIT CAMPBELL
Ronald L. Winowiecki Corporate Controller and Chief Accounting Officer	J. Kermit Campbell Director

/s/ SARAH R. COFFIN	/s/ DAVID P. WILLIAMS
Sarah R. Coffin Director	David P. Williams Director

/s/ EMERSON U. FULLWOOD	/s/ CHARLES E. JOHNSON II
Emerson U. Fullwood Director	Charles E. Johnson II Director

Certification

I, John B. Blystone, certify that:

1.	I have reviewed this annual report on Form 10-K of SPX Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ John B. Blystone
Chairman, President and Chief Executive Officer

Certification

I, Patrick J. O’Leary, certify that:

1.	I have reviewed this annual report on Form 10-K of SPX Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 17, 2003	/s/ Patrick J. O’Leary
Vice President Finance, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Item No.		Description

2.1	—

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

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

3.3	—	By-Laws as amended through October 25, 1995, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (file no. 1-6948).

4.1	—

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

4.9	—	Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.10	—	Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.11	—	Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

Item No.		Description

4.12	—	Amendment No. 2 to Rights Agreement dated as of June 26, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 (file no. 1-6948).

4.13	—

Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.14	—

First Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.15	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.

*10.1	—

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

*10.3	—	SPX Corporation Supplemental Employee Stock Ownership Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1990 (file no. 1-6948).

*10.4	—

Employment agreement, and related Nonqualified Stock Option Agreement and Restricted Shares Agreement, between SPX Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1995 (file no. 1-6948).

*10.5	—

Employment agreement between SPX Corporation and John B. Blystone dated as January 1, 1997, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1996 (file no. 1-6948).

Item No.		Description

*10.6	—

SPX Corporation 1997 Non-Employee Director’s Compensation Plan, incorporated herein by reference from Exhibit A to the Proxy Statement contained in our Schedule 14A filed on March 25, 1997 (file no. 1-6948).

*10.7	—

Form of Executive Change of Control Agreement for certain executive officers, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (file no. 1-6948).

*10.8	—

Executive Change of Control Agreement for John B. Blystone dated February 15, 1999 incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (file no. 1-6948).

*10.9	—

Stock Option Award dated as of August 22, 2000 between SPX Corporation and Thomas J. Riordan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.10	—

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

Item No.		Description

*10.21	—

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

*10.23	—

SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated January 1, 2002, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

*10.24	—	Form of Loan Note (Primary Residence) for certain executive officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

*10.25	—

Amended and Restated Deferred Compensation Plan of United Dominion Industries, Inc., effective as of May 24, 2001, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

*10.26	—	SPX Corporation 2002 Stock Compensation Plan, as amended and restated, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

*10.27	—

Amendment to Employment Agreement between SPX Corporation and John B. Blystone dated August 28, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 1-6948).

10.28	—

Underwriting Agreement between SPX Corporation and J.P. Morgan Securities Inc., as representative of several underwriters listed in Schedule I thereto, dated December 13, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2002 (file no. 1-6948).

10.29	—	Fifth Amended and Restated Credit Agreement dated as of December 27, 2002.

*10.30	—	Stock Option Award dated as of August 26, 1998 between SPX Corporation and Charles A. Bowman.

11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Income, page 64 of this Form 10-K.

21.1	—	Subsidiaries.

23.1	—	Consent of Deloitte & Touche LLP.

23.2	—	Consent of KPMG LLP.

24.1	—	Power of Attorney (included on signature page.)

99.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.