Form 10-Q
period 2003-03-31
SPX CORP
filed 2003-05-13
CIK 88205

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 1-6948

SPX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-1016240
(State of Incorporation)	(I.R.S. Employer Identification No.)

13515 Ballantyne Corporate Place, Charlotte, North Carolina 28277
(Address of Principal Executive Office)

Registrant’s Telephone Number including Area Code (704) 752-4400

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	Yes	☐	No

Common shares outstanding May 12, 2003       78,052,677

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in millions)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and equivalents	$398.9	$541.3
Accounts receivable, net	957.9	991.8
Inventories, net	667.6	605.2
Deferred income taxes and refunds	225.2	228.7
Other current assets	98.4	91.3
Assets of discontinued operations	206.2	264.0

Total current assets	2,554.2	2,722.3
Property, plant and equipment	1,294.8	1,260.3
Accumulated depreciation	(521.8)	(493.3)

Net property, plant and equipment	773.0	767.0
Goodwill	2,693.5	2,596.0
Intangible assets, net	556.0	530.4
Other assets	468.9	475.8

Total assets	$7,045.6	$7,091.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$529.6	$500.9
Accrued expenses	737.3	790.2
Short-term debt	448.3	251.4
Current maturities of long-term debt	37.5	28.9
Liabilities of discontinued operations	52.9	48.7

Total current liabilities	1,805.6	1,620.1
Long-term debt	2,215.6	2,414.6
Deferred income taxes	606.3	632.2
Other long-term liabilities	716.5	720.5

Total long-term liabilities	3,538.4	3,767.3
Minority interest	12.5	11.7
Shareholders’ equity:
Common stock	870.1	868.0
Paid-in capital	868.7	863.3
Retained earnings	486.6	478.2
Unearned compensation	(44.8)	(46.1)
Accumulated other comprehensive loss	(169.4)	(197.6)
Common stock in treasury	(322.1)	(273.4)

Total shareholders’ equity	1,689.1	1,692.4

Total liabilities and shareholders’ equity	$7,045.6	$7,091.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,

	2003	2002

Revenues	$1,116.2	$1,068.6
Costs and expenses:
Cost of products sold	785.7	721.3
Selling, general and administrative	222.8	206.4
Intangible amortization	2.3	1.5
Special charges	9.2	6.4

Operating income	96.2	133.0
Other income (expense), net	2.0	(0.8)
Equity earnings in joint ventures	10.0	10.3
Interest expense, net	(45.2)	(36.9)

Income from continuing operations before income taxes	63.0	105.6
Provision for income taxes	(23.3)	(40.9)

Income from continuing operations before change in accounting principle	39.7	64.7
Income (loss) from discontinued operations, net of tax	(31.3)	0.4
Change in accounting principle	—	(148.6)

Net income (loss)	$8.4	$(83.5)

Basic income per share of common stock
Income from continuing operations before change in accounting principle	$0.50	$0.80
Income (loss) from discontinued operations	(0.39)	—
Change in accounting principle	—	(1.83)

Net income (loss) per share	$0.11	$(1.03)

Weighted average number of common shares outstanding	79.657	81.294
Diluted income per share of common stock
Income from continuing operations before change in accounting principle	$0.50	$0.78
Income (loss) from discontinued operations	(0.39)	—
Change in accounting principle	—	(1.78)

Net income (loss) per share	$0.11	$(1.00)

Weighted average number of common shares outstanding	79.915	83.454

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in millions)

	Three months ended March 31,

	2003	2002

Cash flows from (used in) operating activities:
Net income (loss)	$8.4	$(83.5)
Loss (income) from discontinued operations	31.3	(0.4)
Change in accounting principle	—	148.6

Income from continuing operations before change in accounting principle	39.7	64.7
Adjustments to reconcile income (loss) to net cash from operating activities
Special charges	9.2	6.4
Deferred income taxes	6.1	35.2
Depreciation	28.6	24.7
Amortization of intangibles	2.6	1.1
Amortization of original issue discount on LYONs	5.9	5.6
Employee benefits	8.7	(3.5)
Other, net	8.5	(3.6)
Changes in working capital, net of effects from acquisitions and divestitures
Accounts receivable and other	71.4	68.7
Inventories	(43.0)	(18.0)
Accounts payable, accrued expenses, and other	(57.7)	(109.8)
Changes in working capital securitizations	(1.7)	(9.7)
Cash spending on restructuring actions	(20.9)	(18.1)

Net cash from continuing operations	57.4	43.7
Net cash from (used in) discontinued operations	20.3	(6.8)

Net cash from operating activities	77.7	36.9
Cash flows from (used in) investing activities:
Proceeds from asset sales	0.5	—
Business acquisitions and investments, net of cash acquired	(157.3)	(40.1)
Capital expenditures	(14.7)	(22.5)
Other, net	—	(7.5)

Net cash used in continuing operations	(171.5)	(70.1)
Net cash used in discontinued operations	(0.5)	(5.0)

Net cash used in investing activities	(172.0)	(75.1)
Cash flows from (used in) financing activities:
Borrowings under other debt agreements	0.6	—
Payments under other debt agreements	—	(76.3)
Purchases of common stock	(48.7)	—
Common stock issued under stock incentive programs	—	25.3
Common stock issued under exercise of stock warrants	—	20.8
Other, net	—	(15.4)

Net cash used in continuing operations	(48.1)	(45.6)
Net cash used in discontinued operations	—	(1.9)

Net cash used in financing activities	(48.1)	(47.5)
Net decrease in cash and equivalents	(142.4)	(85.7)
Cash and equivalents, beginning of period	541.3	443.0

Cash and equivalents, end of period	$398.9	$357.3

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)
(in millions, except per share and per LYON data)

(1)     BASIS OF PRESENTATION

          In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of consolidated income and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles (“GAAP”) and represent our accounts after the elimination of inter-company transactions.  Investments in unconsolidated companies where we exercise significant influence are accounted for using the equity method. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.  Certain prior period amounts have been reclassified to conform to current quarter presentation, including the results of discontinued operations.  The capital accounts, all share data and earnings per share data give effect to the stock split on October 24, 2002, applied retroactively for all periods presented.

          Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2002 Annual Report on Form 10-K. On April 7, 2003, we announced the sale of our Inrange Technologies Corporation subsidiary (“Inrange”) and closed the sale on May 5, 2003 (see Note 3).  The results of Inrange are reported as discontinued operations in our condensed consolidated financial statements.  Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations.

(2)     NEW ACCOUNTING PRONOUNCEMENTS

          The following is a summary of new accounting pronouncements that apply or may apply to our business.

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)  No. 143, “Accounting for Asset Retirement Obligations.” The provisions of SFAS No. 143 require that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. We have adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of this statement has not had and is not expected to have an impact on our financial position, results of operations or cash flows.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued product lines, plant closings or other exit or disposal activities. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We frequently engage in strategic restructuring and integration initiatives that include exit and disposal activities. Accordingly, SFAS No. 146 has impacted the timing of recognition of certain restructuring costs, but has not had a material impact on our financial position and results of operations.

          In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued, including matters such as commercial product warranties. The disclosure requirements in this interpretation are effective for financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the recognition provisions of FIN 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have an impact on our financial position, results of operations or cash flows.  See Note 8 for our disclosure on product warranties.

          In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries and applies immediately to variable interest entities created after January 31, 2003 and to existing entities in the periods beginning after June 15, 2003. Currently, FIN 46 does not impact our financial position or results of operations; however, we will adopt the provisions of FIN 46 if they become applicable to our business.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and is related to certain derivatives embedded in other contracts and for hedging activities under SFAS 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively.  We are still assessing the impact SFAS No. 149 could have on our financial position, results of operations or cash flows.

(3)     ACQUISITIONS AND DIVESTITURES

          We continually review each of our businesses pursuant to our “fix, sell or grow” strategy. We use acquisitions as a part of our strategy to acquire access to new technologies, expand our geographic reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. We also may look to place current business assets with other companies if we determine they strategically fit better with another company.  Business acquisitions and dispositions for the three months ended March 31, 2003 and 2002 are described below.

          Business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the condensed consolidated statements of income include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at preliminary estimates of fair values as determined by management based on information available. Final purchase price allocations are based on independent appraisals and management estimates.  We finalize the allocation of purchase price to the fair value of the assets and liabilities assumed when we obtain information sufficient to complete the allocation, within one year after acquisition.

Acquisitions—2003

          During the first quarter, we completed four acquisitions in our Technical Products and Systems segment.  Our security and integrated building life-safety systems platform completed two acquisitions, IDenticard Systems, Inc. and Upper Valley Fire Protection Ltd., for an aggregate cash purchase price of $52.8.  The acquired companies had combined revenues of $40.6 in the twelve months prior to the respective dates of acquisition.  The broadcast and communications systems and services platform completed two acquisitions,  Brookstone and Flash Technology, for an aggregate purchase price of $62.1.  The acquired companies had combined revenues of $72.9 in the twelve months prior to the respective dates of acquisition.

          During the first quarter, our specialty engineered products platform in the Industrial Products and Services segment completed one acquisition for a cash purchase price of $3.2. The acquired company had revenues of $15.7 in the twelve months prior to the date of acquisition.

          During the first quarter, our fluid systems platform in the Flow Technology segment completed the acquisition of Hankison International (“Hankison”) for a cash purchase price of $35.5.  Hankison had revenues of $64.2 in the twelve months prior to the date of acquisition.

          These acquisitions are not material individually or in the aggregate.

Acquisitions—2002

          During the first quarter,  we completed three acquisitions, in our Technical Products and Systems segment, for cash with an aggregate purchase price of $38.2. The acquired companies had aggregate revenues of $46.3 in the twelve months prior to the respective dates of acquisition. These transactions include the acquisition of certain assets and liabilities of Dukane Communications Systems by our security and integrated building life-safety systems platform.

          During the first quarter, we completed one acquisition, in the Industrial Products and Services segment,  for a purchase price of $13.4, which included the issuance of common stock valued at $11.5. The acquired company had revenues of $9.6 in the twelve months prior to the date of acquisition. The acquisition was made by our power systems platform.

          These acquisitions are not material individually or in the aggregate.

Discontinued Operations—2003

          As part of our ongoing strategic review process, we evaluated several alternatives for our Inrange Technologies Corporation subsidiary, part of our Technical Products and Systems segment, and concluded that it was a better strategic fit with another company.    Therefore, on April 7, 2003, we announced that we had signed a definitive agreement with Computer Network Technology Corporation (“CNT”) to sell our ownership of the outstanding shares of Inrange.  On May 5, 2003, the sale of Inrange to CNT closed and our portion of the cash proceeds was $149.0, after a $24.5 settlement of an inter-company note payable by us to Inrange.

          In March 2003, we determined that the sale of Inrange was probable, and, accordingly, we have accounted for Inrange as a discontinued operation, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.”  The results of Inrange for all periods presented are included in the condensed consolidated financial statements as discontinued operations.

          For the three months ended March 31, 2003, total revenues and pre-tax loss from discontinued operations were $40.2 and $8.4, respectively.  In the same period in 2002, revenues and pre-tax income were $61.9 and  $0.8, respectively.   The total loss from discontinued operations, net of tax, for the three months ended March 31, 2003 was $31.3, which reflects an expected loss on the sale of $26.0.

          The major classes of assets and liabilities of Inrange, included in the accompanying condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002, respectively, are shown below.  The amounts below exclude inter-company balances and may differ from Inrange’s publicly issued financial statements to conform to the presentation in our condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002.  The goodwill balance as of March 31, 2003 reflects the estimated loss on the sale.

	March 31, 2003	December 31, 2002

Assets:
Cash and cash equivalents	$14.6	$14.6
Accounts receivable, net	36.7	61.5
Inventories, net	28.2	27.3
Other current assets	17.2	11.4
Net property, plant and equipment	14.9	17.0
Goodwill and intangibles, net	69.9	107.1
Other assets	24.7	25.1

Assets of discontinued operations	$206.2	$264.0

Liabilities:
Accounts payable	$13.7	$14.4
Accrued expenses and other	39.2	34.3

Liabilities of discontinued operations	$52.9	$48.7

(4)     BUSINESS SEGMENT INFORMATION

          We are a global provider of technical products and systems, industrial products and services, flow technology and service solutions.  Our businesses are strategically organized by platform within each segment.  We offer a diverse collection of products, which include fire detection and building life-safety products, TV and radio broadcast antennas and towers, life science products and services, transformers, compaction equipment, high-tech die castings, dock products and systems, cooling technologies and services, air filtration products, valves, back-flow prevention and fluid handling equipment and metering and mixing solutions. Our products and services also include specialty service tools, diagnostic systems, service equipment and technical information services. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

          We have aggregated certain operating segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The primary aggregation factors considered in determining the segments were the nature of products sold, production processes and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering special charges, including those recorded in cost of products sold. This is consistent with the way our chief operating decision maker evaluates the results of each segment. Our results of operations are reported in four segments: Technical Products and Systems, Industrial Products and Services, Flow Technology and Service Solutions.

Technical Products and Systems

          The Technical Products and Systems segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions. The products and services offered by this segment are organized into the following strategic platforms: laboratory and life science products; security and integrated building life-safety systems; broadcast and communication systems and services; and electrical test and measurement solutions.

Industrial Products and Services

          The strategy of the Industrial Products and Services segment is to provide “Productivity Solutions for Industry.” This segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment. The products and services offered by this segment are organized into the following strategic platforms: power systems; compaction equipment; and specialty engineered products.

Flow Technology

          The Flow Technology segment designs, manufactures and markets solutions and products that are used to process or transport fluids and in heat transfer applications.  The products and services offered by this segment are organized into the following strategic platforms: cooling technologies and services and fluid systems.

Service Solutions

          Service Solutions designs, manufactures and markets a wide range of specialty service tools, hand-held diagnostic systems and service equipment, inspection gauging systems and technical and training information, primarily to the vehicle franchise dealer industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors.  The products and services offered by this segment are organized into the following platform: diagnostics, specialty tools and service equipment, technical information and services.

          Inter-company sales among segments are not significant. To be consistent with the reporting basis on which management internally evaluates segment performance, segment income excludes special charges, including those recorded in cost of products sold, and general corporate expenses. See Note 5 to the Condensed Consolidated Financial Statements for more detail on special charges by segment.

          Financial data for our business segments is as follows:

	Three months ended March 31,

	2003	2002

Revenues:
Technical Products and Systems	$262.1	$242.1
Industrial Products and Services	340.2	384.2
Flow Technology	352.2	279.7
Service Solutions	161.7	162.6

	$1,116.2	$1,068.6

Segment Income:
Technical Products and Systems	$35.1	$43.2
Industrial Products and Services	28.9	55.6
Flow Technology	43.3	39.3
Service Solutions	14.2	15.1

Total Segment Income	121.5	153.2
General Corporate	(16.1)	(13.8)
Special Charges	(9.2)	(6.4)

Consolidated Operating Income	$96.2	$133.0

(5)     SPECIAL CHARGES

          As part of our Value Improvement Process â, we right size and consolidate operations to drive results. Additionally, due to our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. As a result of our strategic review process, we recorded special charges of $9.2 and $6.4 in the first three months of 2003 and 2002. These special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce our work force and rationalize certain product lines.

          The purpose of our restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency. We estimate that we will achieve operating cost reductions in 2003 and beyond through reduced employee and manufacturing costs and other facility overhead.

          The components of the charges have been computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance practices and local laws.

          SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued product lines, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 and was applied prospectively to all exit or disposal activities initiated after December 31, 2002. We frequently engage in strategic restructuring and integration initiatives that include exit and disposal activities. Accordingly, SFAS No. 146 has impacted the timing of recognition of certain restructuring costs, but does not have a material impact on our financial position and results of operations.

          We account for non-cash asset impairments in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Typically, our non-cash asset impairments arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured business. For these situations, we recognize an impairment loss when the carrying amount of an asset exceeds the sum of the cash flows expected to result from the use and eventual disposition of the asset. Realization values for assets subject to impairment testing are primarily determined by third-party appraisals, quoted market prices or previous experience. If an impaired asset remains in service at the decision date, the remaining net book value is depreciated until the asset is no longer used in operating activities. When an impaired asset is removed from service, sale of the asset is probable, and the asset is made available for sale, depreciation of the asset is discontinued and the asset is recorded as an asset held for sale.

          Special charges for the three month period ended March 31, 2003 and 2002 include the following:

	Three months ended March 31,

	2003	2002

Employee Benefit Costs	$6.2	$3.4
Facility Consolidation Costs	1.0	0.8
Other Cash Costs	0.1	2.2
Non-Cash Asset Write-downs	1.9	—

Total Special Charges	$9.2	$6.4

Special Charges—2003

          In the first quarter of 2003, we recorded net special charges of $9.2, which included a $0.5 credit due to lower than expected  costs to complete certain previously announced work force reduction and facility consolidation actions. We recorded $2.5 in the Technical Products and Systems segment, $1.9 in the Industrial Products and Services segment, $4.5 in the Flow Technology segment, and $0.3 in the Service Solutions segment.

          The charges recorded in the first quarter related primarily to employee benefit costs for work force reductions at our cooling technologies and services, specialty engineered products and laboratory and life science products platforms as a result of strategic decisions to close facilities and right size operations. The new restructuring initiatives announced in the first quarter of 2003 will result in the termination of approximately 213 hourly and 109 salaried domestic employees.

          In the Technical Products and Systems segment, we recorded $2.5 of charges  for the three months ended March 31, 2003. These charges related primarily to employee benefit costs for work force reduction initiatives taken to right-size the operations at our laboratory and life science products platform. In addition, we consolidated product lines at our broadcast and communication systems and services platform and announced the closure of a manufacturing facility at our electrical test and measurement solutions platform.  The affected facility is located in Mahwah, NJ. These restructuring actions, which are substantially completed, resulted in the termination of approximately 82 hourly and 41 salaried domestic employees.

          In the Industrial Products and Services segment, we recorded $1.9 of charges  for the three months ended March 31, 2003. These charges  represent primarily employee benefit costs for initiatives taken to right size manufacturing operations at our specialty engineered products platform.  These restructuring actions will result in the termination of approximately 69 hourly and 18 salaried domestic employees.

          In the Flow Technology segment, we recorded $4.5 of charges for the three months ended March 31, 2003. Of these charges, $2.6 relates to the closure of two manufacturing facilities, located in Eloy, AZ and Ocala, FL, and three sales and administrative offices, located in Santa Rosa, CA, Atlanta, GA and Philadelphia, PA. The actions taken at our fluid systems platform are predominantly for the integration of existing air treatment operations into the recently acquired Hankison operations. The actions taken at our cooling technologies and services platform relate to consolidation of existing cooling technologies facilities into facilities of our recently acquired Balcke operations.  These restructuring and integration initiatives resulted in the termination of approximately 62 hourly and 50 salaried domestic employees. In addition, $1.9 of this charge relates to asset impairments as a result of our decision to close a manufacturing facility.  As of March 31, 2003, the impaired assets are no longer in service, are classified as current assets in the condensed consolidated balance sheet and are no longer being depreciated.

          In the Service Solutions segment, we recorded $0.3 of charges  for the three months ended March 31, 2003. These charges relate primarily to as-incurred exit costs associated with the previously announced closure of our Montpelier, OH manufacturing facility.

Special Charges—2002

          In the first quarter of 2002, we continued to right size our businesses in order to keep pace with changes in economic and market conditions. Consequently, we recorded special charges related to new and previously announced restructuring and integration activities, which reduced operating income by $6.4. Of this amount, we recorded $0.4 in the Technical Products and Systems segment, $1.9 in the Industrial Products and Services segment, $2.2 in the Flow Technology segment, $0.2 in the Service Solutions segment, and $1.7 at Corporate.

          These initiatives reduced domestic hourly and salaried headcount in the Industrial Products and Services and the Flow Technology segments by approximately 72 and 61 employees, respectively. The $1.7 of charges recorded at Corporate was related to previously announced integration actions.

          At March 31, 2003, a total of $38.5 of restructuring liabilities remained on the condensed consolidated balance sheet as shown below. With the exception of certain multi-year operating lease obligations and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2002 through March 31, 2003:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Total Cash Costs	Non-cash Asset Write-downs	Total Special Charges

Balance at December 31, 2002	$30.2	$15.8	$2.7	$48.7
Special Charges	6.5	1.2	0.1	7.8	$1.9	$9.7

Adjustments	(0.3)	(0.2)	—	(0.5)
Cash Payments	(11.5)	(5.9)	(0.1)	(17.5)

Balance at March 31, 2003	$24.9	$10.9	$2.7	$38.5

(6)     INVENTORY

          Inventory consists of the following amounts (reduced when necessary to estimated realizable values):

	March 31, 2003	December 31, 2002

Finished goods	$310.5	$312.1
Work in process	138.3	105.2
Raw material and purchased parts	231.9	201.0

Total FIFO cost	$680.7	$618.3
Excess of FIFO cost over LIFO inventory value	(13.1)	(13.1)

Total inventory	$667.6	$605.2

(7)     GOODWILL AND OTHER INTANGIBLE ASSETS

          The following tables reflect the goodwill and intangible assets as of December 31, 2002. Thereafter, activity reflects the initial allocation of purchase price for acquisitions completed in the first quarter of 2003, subsequent purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment, currency translation adjustments and amortization. This information is presented first on a consolidated basis and second on a segment basis.

Consolidated:

	Unamortized		Amortized

	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total

Weighted average useful life in years			8	11	6
December 31, 2002 gross balance	$2,596.0	$479.8	$48.4	$1.7	$10.8	$3,136.7
Acquisitions and related adjustments	97.5	26.4	1.2	0.2	0.1	125.4
March 31, 2003 gross balance	$2,693.5	$506.2	$49.6	$1.9	$10.9	$3,262.1

December 31, 2002 accumulated amortization			$(7.8)	$(0.6)	$(1.9)	$(10.3)
Amortization			(1.5)	(0.1)	(0.7)	(2.3)
March 31, 2003 accumulated amortization			$(9.3)	$(0.7)	$(2.6)	$(12.6)

Estimated amortization expense:
For year ended 2003	$9.1
For year ended 2004	$8.7
For year ended 2005	$7.9
For year ended 2006	$6.6
For year ended 2007	$5.3

Segments:

	Unamortized		Amortized

	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total

Technical Products and Systems
December 31, 2002 gross balance	$620.6	$85.3	$18.0	$1.6	$5.9	$731.4
Acquisitions and related adjustments	84.0	6.4	0.2	0.2	—	90.8
March 31, 2003 gross balance	$704.6	$91.7	$18.2	$1.8	$5.9	$822.2

December 31, 2002 accumulated amortization			$(3.3)	$(0.6)	$(0.4)	$(4.3)
Amortization			(0.6)	(0.1)	(0.3)	(1.0)
March 31, 2003 accumulated amortization			$(3.9)	$(0.7)	$(0.7)	$(5.3)

Industrial Products and Services
December 31, 2002 gross balance	$790.1	$155.5	$13.9	$0.1	$4.1	$963.7
Acquisitions and related adjustments	5.6	9.7	0.7	—	—	16.0
March 31, 2003 gross balance	$795.7	$165.2	$14.6	$0.1	$4.1	$979.7

December 31, 2002 accumulated amortization			$(2.1)	$—	$(1.2)	$(3.3)
Amortization			(0.3)	—	(0.3)	(0.6)
March 31, 2003 accumulated amortization			$(2.4)	$—	$(1.5)	$(3.9)

Flow Technology
December 31, 2002 gross balance	$897.8	$188.5	$15.4	$—	$0.8	$1,102.5
Acquisitions and related adjustments	7.8	10.2	0.3	—	0.1	18.4
March 31, 2003 gross balance	$905.6	$198.7	$15.7	$—	$0.9	$1,120.9

December 31, 2002 accumulated amortization			$(1.9)	$—	$(0.3)	$(2.2)
Amortization			(0.5)	—	(0.1)	(0.6)
March 31, 2003 accumulated amortization			$(2.4)	$—	$(0.4)	$(2.8)

Service Solutions
December 31, 2002 gross balance	$287.5	$50.5	$1.1	$—	$—	$339.1
Acquisitions and related adjustments	0.1	0.1	—	—	—	0.2
March 31, 2003 gross balance	$287.6	$50.6	$1.1	$—	$—	$339.3

December 31, 2002 accumulated amortization			$(0.5)	$—	$—	$(0.5)
Amortization			(0.1)	—	—	(0.1)
March 31, 2003 accumulated amortization			$(0.6)	$—	$—	$(0.6)

          In accordance with the adoption of the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, we were required to test all existing goodwill for impairment as of January 1, 2002 on a reporting unit basis. Step 1 involved comparing the carrying values of the reported net assets of our reporting units to their fair values. Fair value was based on discounted cash flow projections, but we also considered factors such as market capitalization and comparable industry price multiples. The net assets of our automotive filtration systems unit and compact hydraulic power tools unit, both in our Industrial Products and Services segment, had carrying values in excess of their fair values. For these reporting units, we performed Step 2 of the impairment testing provisions.

          We engaged an independent valuation and appraisal firm to assist us with the Step 2 testing. The assets and liabilities of our automotive filtration systems unit and our compact hydraulic power tools unit were appraised at their current fair value to calculate implied goodwill for these reporting units. The recorded goodwill exceeded the implied goodwill by $148.6, and, accordingly, this amount was required to be written-off as a transition impairment charge and was recorded as a change in accounting principle. The impaired goodwill was not deductible for income tax purposes.

(8)     WARRANTY

          In the normal course of business, we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimated warranty cost based on contract terms and historical experience. Because warranty estimates are forecasts that are based on the best available information, actual warranty costs  may differ from these estimates. Adjustments to initial obligations for warranties are made as changes in the obligations can be estimated. The following is an analysis of our product warranty accrual from December 31, 2002 through March 31, 2003:

Balance as of December 31, 2002	$73.4
Acquisitions	0.6
Provisions	7.1
Usage	(11.3)

Balance as of March 31, 2003	$69.8

(9)     INDEBTEDNESS

	March 31, 2003	December 31, 2002

Revolving loan	$—	$—
Tranche A term loan	225.0	225.0
Tranche B term loan	410.3	410.3
Tranche C term loan	683.7	683.7
LYONs, net of unamortized discount of $545.7 and $551.6, respectively	864.1	858.2
7.5% senior notes	500.0	500.0
Other borrowings	18.3	17.7

	2,701.4	2,694.9
Less: short-term debt	(448.3)	(251.4)
Less: current maturities of long-term debt	(37.5)	(28.9)

Total long-term debt	$2,215.6	$2,414.6

          Under our credit facility, aggregate maturities of the term loans are $34.5 in 2004, $45.8 in 2005, $57.0 in 2006, $62.6 in 2007 and $172.6 in 2008. Although no amounts are borrowed under our revolving credit loans at March 31, 2003, any future borrowings under these loans would mature in 2008, when the facility expires, but could be repaid at any time before 2008. Other borrowings are primarily revolving lines of credit at foreign locations that are refinanced as they come due and therefore, are classified as long-term.

Credit Facility

          Under our current credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first three months of 2003, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the future. The Applicable Rate for the revolving loans and Tranche A term loan is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate is as follows:

	LIBOR based borrowings	ABR based borrowings

Tranche A term loans and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%
Tranche B term loans	2.25%	1.25%
Tranche C term loans	2.50%	1.50%

          Our $500.0 of revolving loans available under the credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At March 31, 2003, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $101.1 of letters of credit outstanding.

          The credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries (excluding, our interest in the EGS and Door joint ventures).

          The credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended March 31, 2003, our Consolidated Leverage Ratio was 2.73 to 1.00 and our Consolidated Interest Coverage Ratio was 6.82 to 1.00.

          The credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payments and transactions with affiliates. We have not paid cash dividends in 2003, and we currently have no plans to pay cash dividends on our common stock. Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to the lesser of $20.0 or 25% of our consolidated net income in the immediate preceding fiscal year, if our consolidated leverage ratio, pro forma for a cash dividend, is greater than 2.5 to 1.0. If this ratio is less than 2.5 to 1.0, we have the ability to pay cash dividends in a fiscal year in an amount up to 25% of our consolidated net income in the immediate preceding fiscal year.  Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future.

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

          The credit facility also requires scheduled principal payments of the term loans and mandatory prepayments from net proceeds arising in connection with certain asset sales or dispositions and issuances of subordinated debt under certain circumstances.

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

          The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that either the February or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. As a result of the put on May 9, 2003, see below, we are subject to $11.6 of tax recapture on the May LYONs. For the February LYONs, the amount of the total recapture calculated on the first put date would be approximately $48.3 on February 6, 2004.

          The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include:

(1) Our average stock price exceeding predetermined accretive values of SPX’s stock price each quarter (see below);

(2) During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level;

(3) Upon the occurrence of certain corporate transactions, including a change in control.

          In addition, a holder may surrender for conversion, at the accreted value, a LYON for redemption even if it is not otherwise convertible at such time.

          The conversion rights based on predetermined accretive values of SPX’s stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs

Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2003 Second Quarter	$84.57	$82.01
2003 Third Quarter	$84.95	$82.49
2003 Fourth Quarter	$85.33	$82.97
2004 First Quarter	$85.71	$83.45

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

          Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted, the February LYONs and May LYONs would be exchanged for a total of 13.2 shares of our common stock.  If the LYONs had been converted as of January 1, 2003, the diluted income per share of common stock from continuing operations would have been $0.48 for the three-month period ended March 31, 2003.

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

          On May 9, 2003, 0.387 of the May LYONs were put to us and settled in cash for $236.9, their accreted value as of May 9, 2003. The 0.028 May LYONs that remain outstanding subsequent to the put have an accreted value of $16.9 at March 31, 2003 and are classified as long-term debt. Due to the settlement, we are subject to tax recapture on the majority May LYONs interest deduction. This will result in an income tax payment of approximately $11.6.

          SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” requires that obligations, that are by their terms, due upon demand within one year of the balance sheet date, should be considered short-term obligations. Both the May and the February LYONs have a put option date within twelve months of March 31, 2003. Therefore, of the $864.1 total accreted value of the LYONs at March 31, 2003, we have classified $448.3 as short-term debt. We have classified $398.9 as long-term debt as we have the intent and the immediate ability at March 31, 2003, through the availability of our revolving loans, to refinance this amount of any LYONs that may be put to us. We have also classified $16.9 as long-term debt as this is the value, accreted as of March 31, 2003, of May LYONs that were not put to us on May 9, 2003 and are still outstanding. The next put date for the May LYONs is May 9, 2005. In addition to using our revolving loans for the long-term portion of the LYONs, we may use cash, the trade receivable financing agreement that we entered into in April of 2003, or other capital market refinancings to fund the short-term portion of these obligations if they are put to us or reach maturity.

7.5% Senior Notes

               On December 27, 2002, we issued $500.0 of 7.5% senior notes pursuant to our universal shelf registration statement, which allows for the issuance of an additional $500.0 of securities after consideration of these notes. These notes mature on January 1, 2013. These notes are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

          The indenture governing the notes contains a number of covenants that limit our ability and the ability of our subsidiaries, with the exception of an unrestricted subsidiary under the indenture, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. As of March 31, 2003, our capacity under the indenture to make restricted payments, which include paying cash dividends, purchasing subordinated debt prior to maturity and making restricted investments was limited to $209.5. The covenants contained in the indenture are subject to a number of qualifications and limitations. Under the indenture, none of our subsidiaries are restricted from paying dividends to us.

Other Financing Agreements

          Our compaction equipment platform, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which the platform has an agreement to sell, on a revolving basis without recourse, certain qualified receivables, of which $29.6 had been sold under the agreement at March 31, 2003. The agreement allows for the sale of up to $36.5 of certain qualified receivables to an unaffiliated third party entity and continues on an evergreen revolving basis unless we provide a three-month notice under the agreement to discontinue the facility. We expect to utilize the agreement in the foreseeable future. If we did not renew the contract, the impact on our financial condition or cash flows would not be material.

          In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of May 12, 2003, we have not yet utilized this program.

(10)   FINANCIAL INSTRUMENTS

          We have entered into interest rate protection agreements (“swaps”) to hedge interest rate risk on our variable rate debt portfolio. Our swaps are accounted for as cash flow hedges and as of March 31, 2003, we had outstanding swaps with maturities to November 2009 that effectively convert $1,300.0 of our variable rate debt to a fixed rate of approximately 7%.

          As of March 31, 2003, the pre-tax accumulated derivative loss included in accumulated other comprehensive loss was $80.9 and a long-term liability of $80.4 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

(11)   STOCK BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

(All option and share amounts are in millions)

Stock Based Compensation

          We adopted the disclosure provisions of SFAS No. 148, and the following table illustrates the pro forma effect on net income and income per share for the three months ended March 31, 2003 and 2002 had the fair value recognition provisions of SFAS No. 123 been applied to stock-based employee compensation:

	Three months ended March 31,

	2003	2002

Net income (loss) — as reported	$8.4	$(83.5)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	0.8	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(11.3)	(9.4)
Awards granted above market value	(4.1)	(3.2)

Net loss — pro forma	$(6.2)	$(96.1)

Basic income per share of common stock:
Income (loss) per share — as reported	$0.11	$(1.03)
Loss per share — pro forma	(0.08)	(1.18)
Diluted income per share of common stock:
Income (loss) per share — as reported	$0.11	$(1.00)
Loss per share — pro forma	(0.08)	(1.15)
Basic income per share from continuing operations before change in accounting principle:
Income per share — as reported	$0.50	$0.80
Income per share — pro forma	0.31	0.65
Diluted income per share from continuing operations before change in accounting principle:
Income per share — as reported	$0.50	$0.78
Income per share — pro forma	0.31	0.63

Earnings Per Share

          The following table sets forth  calculations used in the computation of diluted earnings per share:

	Three months ended March 31,

	2003	2002

Numerator:
Income from continuing operations before change in accounting principle	$39.7	$64.7
Denominator (shares in millions):
Weighted-average shares outstanding	79.657	81.294
Effect of dilutive securities:
Employee stock options and warrants	0.258	2.160

Adjusted weighted-average shares and assumed conversions	79.915	83.454

Comprehensive Income (Loss)

          The components of comprehensive income (loss), were as follows:

	March 31, 2003	March 31, 2002

Net income (loss)	$8.4	$(83.5)
Foreign currency translation adjustments	27.6	(27.5)
Unrealized losses on qualifying cash flow hedges, net of tax	0.6	13.4

Comprehensive income (loss)	$36.6	$(97.6)

     The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	March 31, 2003	December 31, 2002

Foreign currency translation adjustment	$111.5	$83.9
Unrealized losses on qualifying cash flow hedges, net of tax	(47.9)	(48.5)
Minimum pension liability adjustment, net of tax	(233.0)	(233.0)

Accumulated other comprehensive loss	$(169.4)	$(197.6)

Treasury Stock

          In the first quarter of 2003, we repurchased 1.5 shares of our common stock on the open market, for cash of $48.7. Under our board approved repurchase program, $201.3 was available for additional repurchases as of March 31, 2003.  In addition to the available capacity under the board approved program, our senior note indenture and credit agreement place restrictions on our available capacity; however, that capacity exceeded $201.3 as of March 31, 2003.

(12)   OTHER MATTERS

          Certain other matters including contingencies are discussed in this Form 10-Q in the " Environmental and Legal Exposure," "Pending Litigation" and "Current Liquidity and Concentration of Credit Risk" portions of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) (dollars and shares in millions, except per share and per LYON data)

OVERVIEW

          We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential.  We are a multinational  corporation with operations in over 20 countries.  We have approximately 22,900 employees worldwide.  Our strategy is to create market advantages through technology, service and product leadership by expanding our market focus to offer full customer solutions and by building critical mass through strategic acquisitions.  Our business strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication.

          We are a global provider of technical products and systems, industrial products and services, flow technology and service solutions.  Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

CONSOLIDATED RESULTS OF OPERATIONS

          The following unaudited information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes.  The results of operations exclude the operating results of discontinued operations for all periods presented.

	Three months ended March 31,

	2003	2002

Revenues	$1,116.2	$1,068.6
Gross margin	330.5	347.3
% of revenues	29.6%	32.5%
Selling, general and administrative expense	222.8	206.4
% of revenues	20.0%	19.3%
Intangible amortization	2.3	1.5
Special charges	9.2	6.4

Operating income	96.2	133.0
Other income (expense), net	2.0	(0.8)
Equity earnings in joint ventures	10.0	10.3
Interest expense, net	(45.2)	(36.9)

Income from continuing operations before income taxes	63.0	105.6
Provision for income taxes	(23.3)	(40.9)

Income from continuing operations before change in accounting principle	39.7	64.7
Income (loss) from discontinued operations, net of tax	(31.3)	0.4
Change in accounting principle (1)	—	(148.6)

Net income (loss)	$8.4	$(83.5)

Capital expenditures	$14.7	$22.5
Depreciation and amortization	31.2	25.8

(1)

In 2002, we recorded a charge for a change in accounting principle of $148.6 as a result of adopting the provisions of SFAS No. 142. See Note 7 to the Condensed Consolidated Financial Statements for more detail on this charge.

Consolidated Results of Operations: 2003 compared to 2002

Discontinued Operation – As part of our ongoing strategic review process, we evaluated several alternatives for our Inrange Technologies Corporation subsidiary, part of our Technical Products and Systems segment, and concluded that it was a better strategic fit with another company.  Therefore, on April 7, 2003, we announced that we had signed a definitive agreement with Computer Network Technology Corporation (“CNT”) that will result in the acquisition by CNT of all of the outstanding shares of Inrange Technologies (“Inrange”).  On May 5, 2003, the sale of Inrange to CNT closed and our portion of the cash proceeds was $149.0, after a $24.5 settlement of an inter-company note payable by us to Inrange. We have accounted for the sale of Inrange as a discontinued operation in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.”  Accordingly, the results of Inrange for all periods presented are included in the condensed consolidated financial statements as discontinued operations.

Under SEC rules, making reclassifications to historical financial statements in accordance with SFAS No. 144 requires independent auditors of registrants to perform certain procedures to assure the accuracy of the reclassifications.  Due to the sale of Inrange, we are required to reclassify certain amounts in our prior year financial statements to account for Inrange as a discontinued operation.  Arthur Andersen LLP audited our financial statements as of December 31, 2001 and December 31, 2000.  Because our former audit engagement team members have since left Andersen, Andersen is unable to perform these procedures and reissue its report on those financial statements.  Accordingly, we have requested that Deloitte & Touche LLP audit the financial statements originally audited by Andersen for these years.  Until such time the audit is complete, this may affect our access to certain types of capital transactions.

Revenues — In the first quarter of 2003, revenues  increased by $47.6, or 4.5%, from $1,068.6 in 2002 to $1,116.2. Organic revenues, revenues excluding acquisitions and divestitures, declined 6.8% in the first quarter of 2003 compared to the same period in 2002. Of the 6.8% decline, 6.4% was due to a decline in revenues in the power market.  The strength of foreign currencies to the U.S. dollar had a favorable impact on organic revenues of approximately 3%.

Gross margin — In the first quarter, gross margin decreased from 32.5% in 2002 to 29.6% in 2003. The decrease was due primarily to pricing and volume declines at our power systems business, acquisitions completed in 2002 and in the first quarter of 2003 which have historically lower margins than our businesses, lower revenues in our electrical test and measurement solutions platform due primarily to the impact of the lower volumes in telecommunication related products and pricing and operational inefficiencies at our compact hydraulic power tool unit.

Selling, general and administrative expense (“SG&A”) — In the first quarter, SG&A increased from $206.4 in 2002 to $222.8 in 2003, a $16.4 increase. The increase was driven primarily by acquisitions completed in 2002 and in the first quarter of 2003 and lower pension income in 2003 compared to 2002.

Special charges — In the first quarter of 2003, we recorded special charges of $9.2 associated primarily with headcount reductions, facility closures and product line consolidation. In 2002, we recorded special charges of $6.4 associated primarily with integration and restructuring actions.  We have previously announced that we expect to take charges against earnings in 2003 in connection with implementing additional cost reduction actions and have estimated the range of these charges to be between $80 and $100 million; however, actual charges could be higher or lower than this range. We estimate that our restructuring actions will allow us to achieve operating cost reductions in 2003 and beyond through reduced employee and manufacturing costs and other facility overhead.  The estimated period in which we realize savings on our restructuring actions is in the twelve months from the date of completion.  For restructuring actions announced in the first three months of 2003, we estimate that cost savings in the twelve months following the date of completion will be approximately $18.5 per year.  Estimated cost savings will be realized in cost of products sold and selling, general and administrative expenses.

Other income (expense), net — In the first quarter of 2003, other income was $2.0 compared to other expense of $0.8 in 2002.  In 2003, other income mainly represents cash received on the sale of a building.

Interest expense, net — In the first quarter of 2003, interest expense was $45.2 compared to $36.9 in 2002. The increase was  due mainly to the $500.0 senior note offering completed in December 2002.

Income taxes — The effective income tax rate for the first quarter of 2003 was 37.0% compared to 38.8% in 2002.

Seasonality, Competition and Trends

          Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Our Technical Products and Systems and Flow Technology segments tend to be stronger during the third and fourth quarter due to the purchasing patterns of customers. The Industrial Products and Services segment is usually strongest in the second quarter due primarily to the seasonal demand for products at the compaction equipment platform reported in this segment. The Service Solutions segment revenues typically follow program launch timing for diagnostic systems and service equipment, the largest market in this segment. In aggregate, our businesses generally tend to be stronger in the second half of the year, particularly in the fourth quarter. As described in the following section, we expect 2003 operating profits derived from the power generation markets to be approximately $45.0 lower than 2002, which will predominately impact the first half of 2003. Accordingly, we expect reported net income in the second half of 2003 to be stronger than in the first half on a relative basis compared with prior years.

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

          We define forecasted trends of organic revenues, revenues excluding the impact of acquisitions and dispositions, as follows: ‘Decline’ — Future organic revenues are expected to be below the prior  year; ‘Flat’ — Future trends are expected to be flat compared to the prior year; ‘Growth’ — Future organic revenues are expected to be above the prior year.

          The platform that experienced organic revenue growth in the quarter is summarized below. Also summarized is the annual forecasted trend based on information available on the date of this report.

Segment	Platform	2003 Annual Forecasted Trend	Comments

Industrial Products and Services	Compaction equipment	Growth

The road construction markets are expected to remain soft and without continued market share gains, organic revenues in this business will be flat. The primary contributor of market share gains is expected to be from growth in the Asian market with the opening of a new manufacturing facility near Shanghai, China in 2002. This platform is highly cyclical by quarter, with the second quarter traditionally the highest revenue period in the year.

Primary platforms that experienced organic revenue declines in the quarter are summarized below. Also summarized are the annual forecasted trends for these platforms based on information available on the date of this report.

Segment	Platform	2003 Annual Forecasted Trend	Comments

Technical Products and Systems	Laboratory and life science products	Growth

Organic revenues declined low double digits in 2002 and low single-digits in the first quarter of 2003, with future organic revenue growth expected for this platform. Capital spending in the laboratory and life science markets is expected to be supplemented with new repository business as well as continued demand for bio-preparation, processing and storage equipment.

	Broadcast and communication systems and services	Growth

This platform experienced low single digit organic growth in 2002, which is expected to continue for the full year of 2003.  Organic decline in revenues was experienced in the first quarter of 2003 due  primarily to FCC delay in High-Definition TV, or HDTV, roll-out.  It is expected that the HDTV roll-out in the U.S. and the ability to provide turnkey systems to customers will support single digit organic revenue growth for the full year of 2003.

	Electrical test and measurement solutions	Decline

Demand for telecommunication line management systems is expected to remain below prior year levels. In addition, demand for automated fare collection systems is highly correlated to contract timing on large municipal contracts, which causes significant fluctuations from quarter to quarter.

Industrial Products and Services	Power systems	Decline

Power generation end markets continue to experience reduced demand and pricing pressures. Accordingly, our power systems platform experienced a sharp decline in revenues in the first quarter of 2003. This trend is expected to continue with revenues expected to decline in this platform by over 30% in 2003 compared to 2002. In 2003, operating profits derived from the power generation markets are expected to decline approximately $45.0.

	Specialty engineered products	Flat

This platform experienced low single digit revenue growth in 2002.  In the first quarter organic revenues were flat as increased demand for aerospace defense components and heating and ventilation products offset declines in filtration products, dock systems and compact hydraulic power tools. This platform is expected to perform at similar levels for the full year of 2003.  The demand for car and light truck vehicles in the U.S. strongly influences the demand for filtration and die cast products included in this platform and, accordingly, the organic revenues for this platform.

Flow Technology	Fluid systems	Flat	Cyclical demand for short-cycle products in power, chemical and mineral processing and industrial markets is expected to remain soft.

	Cooling technologies and services	Decline

Single digit organic revenue decline was experienced in the first quarter of 2003.  Revenue performance is expected to remain soft due to the impact of revenue declines in the U.S. power market offsetting the global demand for cooling technology products and services.

Service Solutions	Specialty tools and technical information and services	Growth

Organic revenues declined by less than 1% in both 2002 and the first quarter of 2003.  For the full year of 2003, we expect organic growth in this platform.  The primary demand for products in this platform is driven by new vehicle launches, new vehicle technology, such as integrated electronics, and regulatory changes. While the outlook for domestic OEM dealer and aftermarket tools is consistent with the prior year, slightly higher organic revenues are expected due to regulatory changes and new vehicle launches in Europe.

SEGMENT RESULTS OF OPERATIONS

          The following unaudited information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes.  The results of operations exclude the operating results of discontinued operations for all periods presented.

	Three months ended March 31,

	2003	2002

Revenues:
Technical Products and Systems	$262.1	$242.1
Industrial Products and Services	340.2	384.2
Flow Technology	352.2	279.7
Service Solutions	161.7	162.6

	$1,116.2	$1,068.6

Segment Income:
Technical Products and Systems	$35.1	$43.2
Industrial Products and Services	28.9	55.6
Flow Technology	43.3	39.3
Service Solutions	14.2	15.1

Total Segment Income	121.5	153.2
Corporate Expenses	(16.1)	(13.8)
Special Charges	(9.2)	(6.4)

Consolidated Operating Income	$96.2	$133.0

Segment Results of Operation:  2003 compared to 2002

Technical Products and Systems

Revenues — Revenues in the first quarter of 2003 increased to $262.1 from $242.1 in the first quarter of 2002, an increase of $20.0. The increase was due mainly to bolt-on acquisitions.   Organic revenues in this segment declined low double digits in the first quarter due to delays in the HDTV roll-out in the U.S., lower demand for telecommunication products at our Radiodetection unit, lower revenues in our security and investigations unit due to high corporate spending on these services in 2002 and lower capital spending in laboratory and life science markets in the quarter.

Segment Income — Segment income as a percentage of revenue decreased from 17.8% in 2002 to 13.4% in 2003. The decrease in operating margins was  due primarily to the decline in organic revenues in the quarter compared to the same period in 2002 and acquisitions completed in 2002, which have historically lower margins than that of the segment.

Industrial Products and Services

Revenues — In the first quarter, revenues decreased from $384.2 in 2002 to $340.2 in 2003. The decrease was  due primarily to the significant decline in the power market.  Revenues in our power systems platform declined by approximately $43.6, or an organic decline of over 40%.  This trend is expected to continue in the second quarter of 2003 and flatten in the latter half of the year against an already reduced second half of 2002.   Organic revenues at our compaction equipment unit grew in the first quarter due to a strong currency and higher revenues than the prior year in Asia.

Segment Income — Segment income as a percentage of revenues declined from 14.5% in 2002 to 8.5% in 2003. Segment income declined due primarily to the power systems market decline compounded with operating inefficiencies at our compact hydraulic power tools unit. The trends in the compact hydraulic power tools unit are likely to continue through mid-2003 and we expect to take further restructuring actions at this unit.

Flow Technology

Revenues — Revenues in the first quarter of 2003 increased to $352.2 from $279.7 in the first quarter of 2002. The increase was  due primarily to bolt-on acquisitions completed in 2002 and in the first quarter of 2003.  Organic revenues declined low single-digits in the first quarter of 2003 compared to 2002 primarily due to the impact of the power market on our cooling technologies and services platform.

Segment Income — First quarter segment income increased 10.2% to $43.3 in 2003 due to bolt-on acquisitions and cost reduction actions taken across the segment, including integration of acquisitions completed.  Segment income as a percentage of revenues was 12.3% in 2003 compared to 14.1% in 2002. The decline in segment income as a percentage of revenues was due primarily to lower margins contributed from the acquisitions of Balcke and Daniel Valves in 2002 and Hankison in 2003.

Service Solutions

Revenues — Revenues in the first quarter of 2003 were $161.7 million compared to $162.6 million in 2002, resulting in an organic revenue decline of approximately 0.6% in the first quarter.

Segment Income — Segment income as a percentage of revenues declined from 9.3% in 2002 to 8.8% in 2003. The decrease in operating margins was due primarily to product mix changes partially offset by the impact of cost reduction initiatives.

LIQUIDITY AND FINANCIAL CONDITION

          Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs and acquisitions.

Cash Flow

	Three months ended March 31,

	2003	2002

Cash flows from (used in):
Operating activities	$57.4	$43.7
Investing activities	(171.5)	(70.1)
Financing activities	(48.1)	(45.6)
Discontinued operations	19.8	(13.7)

Net change in cash balances	$(142.4)	$(85.7)

Operating Activities—In the first quarter of 2003, cash flows from operating activities increased by $13.7 from the first quarter of 2002.  When excluding the $34.8 net cash received from a legal award in the first three months of 2002, operating cash flow in the first quarter of 2003 increased $48.5 or 545%.  This improvement is attributable to $37.5 year over year improvements in accounts receivable, excluding the 2002 legal award.   In addition, cash flow from operations  improved in the first quarter of 2003 as cash spent on liabilities acquired from UDI was not as significant as it was in the first quarter of 2002.   Cash spending on restructuring actions in the first quarter of 2003 of $20.9, included $3.4 spent on remaining UDI integration liabilities.

Investing Activities—In the first quarter of 2003, we used $171.5 of cash in investing activities compared to a use of $70.1 in 2002. Cash used for business acquisitions was $157.3 in the first three months of 2003 as compared to $40.1 in the first three months of 2002.  In the first quarter of 2003, we acquired six companies compared to three companies in the same period in 2002.  Capital expenditures were $7.8 lower year over year, partially offsetting the increase in acquisition spending.  The quarter over quarter comparison of capital expenditures is impacted by a higher level of capital spending experienced in the first quarter of 2002, which followed the UDI acquisition in mid 2001.  In all cases however, we maintain a disciplined capital expenditure program which focuses on deploying capital spending in businesses that are experiencing positive end market momentum.

Financing Activities—In the first quarter of 2003, cash flows used in financing activities were $48.1, primarily due to $48.7 spent to repurchase 1.5 shares of our common stock.  In 2002, cash flows used in financing activities were $45.6.  This amount included $76.3 of debt payments offset by $46.1 of cash received from the exercise of employee stock options and the exercise of stock warrants.  Due to timing, no scheduled debt payments were made in the first three months of 2003.  In addition, due to the fact that all stock warrants have been exercised or are expired, no cash was received in the first quarter of 2003 from the exercise of stock warrants.

Indebtedness

          The following summarizes the total debt outstanding and credit facility availability, as of March 31, 2003:

	Total Commitment	Amount Outstanding	Unused Credit Availability

Revolving loan (1)	$500.0	$—	$398.9
Tranche A loan	225.0	225.0	—
Tranche B loan	410.3	410.3	—
Tranche C loan	683.7	683.7	—
LYONs, net of unamortized discount of $545.7	864.1	864.1	—
7.5% senior notes	500.0	500.0
Other borrowings	18.3	18.3	—

Total	$3,201.4	$2,701.4	$398.9

(1)	Decreased by $101.1 of certain facility letters of credit outstanding at March 31, 2003, which reduce the availability under our revolving loan agreement.

Credit Facility

          Under our current credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first three months of 2003, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the future. The Applicable Rate for the revolving loans and Tranche A term loan is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate is as follows:

	LIBOR based borrowings	ABR based borrowings

Tranche A term loans and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%
Tranche B term loans	2.25%	1.25%
Tranche C term loans	2.50%	1.50%

          Our $500.0 of revolving loans available under the credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At March 31, 2003, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $101.1 of letters of credit outstanding.

          The credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries (excluding, our interest in the EGS and Door joint ventures).

          The credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended March 31, 2003, our Consolidated Leverage Ratio was 2.73 to 1.00 and our Consolidated Interest Coverage Ratio was 6.82 to 1.00.

          The credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payments and transactions with affiliates. We have not paid cash dividends in 2003, and we currently have no plans to pay cash dividends on our common stock. Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to the lesser of $20.0 or 25% of our consolidated net income in the immediate preceding fiscal year, if our consolidated leverage ratio, pro forma for a cash dividend, is greater than 2.5 to 1.0. If this ratio is less than 2.5 to 1.0, we have the ability to pay cash dividends in a fiscal year in an amount up to 25% of our consolidated net income in the immediate preceding fiscal year.  Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future.

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

          The credit facility also requires scheduled principal payments of the term loans and mandatory prepayments from net proceeds arising in connection with certain asset sales or dispositions and issuances of subordinated debt under certain circumstances.

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

          The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that either the February or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. As a result of the put on May 9, 2003, see below, we are subject to $11.6 of tax recapture on the May LYONs. For the February LYONs, the amount of the recapture calculated on the first put date would be approximately $48.3 on February 6, 2004.

          The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include:

(1) Our average stock price exceeding predetermined accretive values of SPX’s stock price each quarter (see below);

(2) During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level;

(3) Upon the occurrence of certain corporate transactions, including a change in control.

          In addition, a holder may surrender for conversion, at the accreted value, a LYON for redemption even if it is not otherwise convertible at such time.

          The conversion rights based on predetermined accretive values of SPX’s stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs

Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2003 Second Quarter	$84.57	$82.01
2003 Third Quarter	$84.95	$82.49
2003 Fourth Quarter	$85.33	$82.97
2004 First Quarter	$85.71	$83.45

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

          Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted, the February LYONs and May LYONs would be exchanged for a total of 13.2 shares of our common stock.  If the LYONs had been converted as of January 1, 2003, the diluted income per share of common stock from continuing operations would have been $0.48 for the three-month period ended March 31, 2003.

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

 On May 9, 2003, 0.387 of the May LYONs were put to us and settled in cash for $236.9, their accreted value as of May 9, 2003. The 0.028 May Lyons that remain outstanding subsequent to the put have an accreted value of $16.9 at March 31, 2003 and are classified as long-term debt. Due to the settlement, we are subject to tax recapture on the majority of the May LYONs interest deduction. This will result in an income tax payment of approximately $11.6.

         SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” requires that obligations, that are by their terms, due upon demand within one year of the balance sheet date, should be considered short-term obligations. Both the May and the February LYONs have a put option date within twelve months of March 31, 2003. Therefore, of the $864.1 total accreted value of the LYONs at March 31, 2003, we have classified $448.3 as short-term debt. We have classified $398.9 as long-term debt as we have the intent and the immediate ability at March 31, 2003, through the availability of our revolving loans, to refinance this amount of any LYONs that may be put to us. We have also classified $16.9 as long-term debt as this is the value, accreted as of March 31, 2003, of May LYONs that were not put to us on May 9, 2003 and are still outstanding. The next put date for the May LYONs is May 9, 2005. In addition to using our revolving loans for the long-term portion of the LYONs, we may use cash, the trade receivable financing agreement that we entered into in April of 2003, or other capital market refinancings to fund the short-term portion of these obligations if they are put to us or reach maturity.

         7.5% Senior Notes

          On December 27, 2002, we issued $500.0 of 7.5% senior notes pursuant to our universal shelf registration statement, which allows for the issuance of an additional $500.0 of securities after consideration of these notes. These notes mature on January 1, 2013. These notes are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

          The indenture governing the notes contains a number of covenants that limit our ability and the ability of our subsidiaries, with the exception of an unrestricted subsidiary under the indenture, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. As of March 31, 2003, our capacity under the indenture to make restricted payments, which include paying cash dividends, purchasing subordinated debt prior to maturity and making restricted investments was limited to $209.5. The covenants contained in the indenture are subject to a number of qualifications and limitations. Under the indenture, none of our subsidiaries are restricted from paying dividends to us.

Other Financing Agreements

          Our compaction equipment platform, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which the platform has an agreement to sell, on a revolving basis without recourse, certain qualified receivables, of which $29.6 had been sold under the agreement at March 31, 2003. The agreement allows for the sale of up to $36.5 of certain qualified receivables to an unaffiliated third party entity and continues on an evergreen revolving basis unless we provide a three-month notice under the agreement to discontinue the facility. We expect to utilize the agreement in the foreseeable future. If we did not renew the contract, the impact on our financial condition or cash flows would not be material.

          In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0.   As of May 12, 2003, we have not yet utilized this program.

Financial Derivatives

          We have entered into interest rate protection agreements (“swaps”) to hedge interest rate risk on our variable rate debt portfolio. Our swaps are accounted for as cash flow hedges and, as of March 31, 2003, we had outstanding swaps with maturities to November 2009 that effectively convert $1,300.0 of our variable rate debt to a fixed rate of approximately 7%.

          As of March 31, 2003, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $80.9 and a long-term liability of $80.4 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

Current Liquidity and Concentration of Credit Risk

          At March 31, 2003, we had $398.9 of cash available for use and an unused $500.0 revolver under our  credit facility. When adjusted by the $101.1 of letters of credit outstanding at March 31, 2003, $398.9 of the revolver was available for use.

          We believe that current cash and equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements, and required debt service obligations. In addition, we have the ability and may elect to refinance the LYONs, if put, with other debt.

          We have a shelf registration statement for 8.4 shares of common stock that may be issued for acquisitions and we have filed a shelf registration statement enabling us to sell up to $1,000.0 of securities of which $500.0 has been used for the offering of our 7.5% senior notes in December 2002. The remaining availability under this shelf registration statement may be used in connection with an offering of debt securities and/or common stock for general corporate purposes or for the refinancing of existing debt. In addition, other financing instruments may be used from time to time including but not limited to private placement instruments, operating leases, capital leases, and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes or to refinance existing debt. In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of May 12, 2003, we have not yet utilized this program.

          We were in compliance with all covenants included in our capital financing instruments as of March 31, 2003. We have not paid cash dividends in 2003 or 2002, and we have no current plans to pay cash dividends on our common stock.

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

          As of March 31, 2003 we had $197.5 of certain standby letters of credit outstanding, of which $101.1 reduce the available borrowing capacity on our revolving loans, and approximately $119.9 of surety bonds. Of the total letters of credit and surety bonds outstanding at March 31, 2003, $141.9 is for commercial bid, performance or warranty arrangements related to sales contracts with customers of which the fees are reimbursed by the customer.  In addition, $62.3 of our standby letters of credit relate to self insurance matters and originate from workers compensation, auto, or general liability claims made against us.  We account for each of these claims as part of our self-insurance accruals.  Except for the previously mentioned matters, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments.

          Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us, subject to limited exceptions. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.

          We continually review each of our businesses pursuant to our “fix, sell or grow” strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we would consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria are met. There can be no assurances that these acquisitions will not have an impact on our capital financing requirements, will be integrated successfully, or that they will not have a negative effect on our operations.

          In addition “Factors That May Affect Future Results,” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2002 Annual Report on Form 10-K, and in any future filings, should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

Other Matters

Acquisitions and Divestitures—We continually review each of our businesses pursuant to our “fix, sell or grow” strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria are met. There can be no assurances that these acquisitions will not have an impact on our capital financing instruments, will be integrated successfully, or that they will not have a negative effect on our operations.

Environmental and Legal Exposure— We are subject to various environmental laws, ordinances, regulations, and other requirements of government authorities in the United States and other nations. These requirements may include, for example, those governing discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent that property or to borrow funds using that property as collateral. Under certain of these laws, ordinances or regulations, a party that disposes of hazardous substances or wastes at a third party disposal facility may also become a responsible party required to share in the costs of site investigation and environmental remediation. In connection with our acquisitions and divestitures, we may assume or retain significant environmental liabilities. Although we perform extensive due diligence with respect to acquisitions, divestitures and continuing operations, there may be environmental liabilities of which we are not aware. Future developments related to new or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our results of operations or financial position in the future.

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. During the quarter we realized $5.8 in favorable settlements relating to two customer contract disputes that were settled in the quarter. Additionally, we may become subject to significant claims of which we are currently unaware or the claims that we are unaware of may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

          It is our policy to comply fully with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third party waste disposal sites. An estimate of loss, including expenses, from legal actions or claims is accrued when events exist that make the loss or expenses probable and we can reasonably estimate them. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are  based primarily on investigations and remediation plans developed by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments including new or changes in environmental laws or policies, a difference in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals, we do not discount environmental or other legal accruals and do not reduce them by anticipated insurance recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification. While we believe that our accruals related to environmental, litigation and claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate, we cannot assure you that our accruals and right to indemnity and insurance will be sufficient or that these items will be resolved without a material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate.

Pending Litigation— On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the US District Court in Detroit. On April 14, 2003, the U.S. District Court entered a scheduling order, which provides for pre trial proceedings to take place throughout this year. Because no reasonable projections can be made as to the final timing and outcome of the litigation, no gain or loss has been recorded. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

Employment—At March 31, 2003, we had approximately 22,900 employees. Approximately 3,400 employees are represented by eighteen domestic collective bargaining units. In addition, we have various foreign collective labor arrangements. We generally have experienced satisfactory labor relations at our various locations; however, on July 8, 2002, a labor contract involving hourly employees at our manufacturer of aerospace components expired without resolution, resulting in an employee strike. The labor contract dispute affected 117 employees. On March 8, 2003, the union employees voted to ratify a new contract, which brought closure to this labor dispute.

Share Repurchases— During the first quarter and through the date of this filing, we repurchased 2.86 shares of our common stock on the open market, for cash of $98.0. Accordingly, under our board approved repurchase program, $152.0 was available for additional repurchases as of the date of this filing.  In addition to the available capacity under the board approved program, our senior note indenture and credit agreement place restrictions on our available capacity; however, that capacity exceeded $152.0 as of the date of this filing.

Significance of Goodwill and Intangibles—We had goodwill of $2,693.5, net intangible assets of $556.0 and shareholders’ equity of $1,689.1 at March 31, 2003. In accordance with SFAS No. 142, we amortize our definite lived intangible assets on a straight-line basis over lives ranging from 3 to 16 years. There can be no assurance that circumstances will not change in the future that will affect the useful lives or the carrying value of our goodwill and intangible assets. In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite-lived intangibles in connection with our long-range forecasting process.  In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise.  Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units were based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units.  Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations are considered. Actual results may differ from these estimates under different assumptions or conditions.  In addition, we continue to monitor impairment indicators in the industries and markets with cyclical demand and pricing behavior including telecommunications, power systems and compact hydraulic power tools.

Forward-looking Statements

          Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in our Annual Report on 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

          Management does not believe our exposure to market risk has significantly changed since December 31, 2002 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

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

PART II --OTHER INFORMATION

ITEM 1. Legal Proceedings

          Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware currently or the claims that we are aware of may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with our acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

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

          On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the US District Court in Detroit. On April 14, 2003, the U.S. District Court entered a scheduling order, which provides for pre trial proceedings to take place throughout the second half of the year. Because no reasonable projections can be made as to the final timing and outcome of the litigation, no gain or loss has been recorded. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

          On September 19, 2002, a pH meter malfunction at our facility in Stockton, California resulted in the release of caustic into the Stockton Diverting Canal and adverse impacts on local fish. We have received a notice of violation in connection with this incident but no fine has been proposed. However, based on discussions with the enforcement authorities, we do not believe the fine for this incident will be material.

ITEM 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

2.1	—

Merger Agreement, dated March 10, 2001 between SPX Corporation and United Dominion Industries Limited, incorporated herein by reference from our Current Report on Form 8-K filed on March 15, 2001 (file no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

3.2	—	Amended and Restated By-Laws

4.1	—

Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.2	—	Form of Liquid Yield Option (TM) Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.3	—

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

4.9	—	Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.10	—	Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.11	—	Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.12	—

Registration Agreement, dated as of April 23, 1987, among GCA Corporation, the banks and insurance companies set forth therein and Carl Zeiss, Inc., incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on January 18, 2002.

4.13	—

Registration Agreement, dated as of September 1, 1987, between GCA Corporation and Carl Zeiss, Inc., incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on January 18, 2002.

4.14	—	Amendment No. 2 to Rights Agreement dated as of June 26, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

4.15	—

Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.16	—

First Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.17	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.

99.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

          On January 3, 2003, we filed a Form 8-K containing the indenture governing our 7.5% senior notes due January 1, 2013 that were issued pursuant to our registration statement on Form S-3.

          On February 13, 2003, we filed a Form 8-K containing our press release dated February 12, 2003. This press release contained our fourth quarter 2002 earnings information.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION (Registrant)

Date: May 13, 2003	By	/s/ JOHN B. BLYSTONE

John B. Blystone Chairman, President and Chief Executive Officer

Date: May 13, 2003	By	/s/ PATRICK J. O’LEARY

Patrick J. O’Leary Vice President Finance, Treasurer and Chief Financial Officer

Date: May 13, 2003	By	/s/ RONALD L. WINOWIECKI

Ronald L. Winowiecki Corporate Controller and Chief Accounting Officer

Certification

I, John B. Blystone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SPX Corporation;

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

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ JOHN B. BLYSTONE

Chairman, President and Chief Executive Officer

Certification

I, Patrick J. O’Leary, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SPX Corporation;

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

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ PATRICK J. O’LEARY

Vice President Finance, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Item No.	Description

3.2	—Amended and Restated By-Laws
99.1	—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

For exhibits not filed herewith, see Item 6 for exhibits
incorporated by reference.