Form 10-Q
period 2003-06-30
SPX CORP
filed 2003-07-28
CIK 88205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common shares outstanding July 25, 2003 76,593,941

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(in millions)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and equivalents	$579.9	$541.3
Accounts receivable, net	1,023.8	991.8
Inventories, net	680.3	605.2
Deferred income taxes and refunds	230.3	228.7
Other current assets	169.5	91.3
Assets of discontinued operations	—	264.0

Total current assets	2,683.8	2,722.3
Property, plant and equipment	1,307.2	1,260.3
Accumulated depreciation	(547.2)	(493.3)

Net property, plant and equipment	760.0	767.0
Goodwill	2,744.2	2,596.0
Intangible assets, net	582.8	530.4
Other assets	404.3	475.8

Total assets	$7,175.1	$7,091.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$569.0	$500.9
Accrued expenses	785.4	790.2
Short-term debt	260.7	251.4
Current maturities of long-term debt	33.7	28.9
Liabilities of discontinued operations	—	48.7

Total current liabilities	1,648.8	1,620.1
Long-term debt	2,470.7	2,414.6
Deferred income taxes	609.7	632.2
Other long-term liabilities	745.8	720.5

Total long-term liabilities	3,826.2	3,767.3
Minority interest	1.5	11.7
Shareholders’ equity:
Common stock	871.8	868.0
Paid-in capital	873.1	863.3
Retained earnings	540.4	478.2
Unearned compensation	(43.4)	(46.1)
Accumulated other comprehensive loss	(126.5)	(197.6)
Common stock in treasury	(416.8)	(273.4)

Total shareholders’ equity	1,698.6	1,692.4

Total liabilities and shareholders’ equity	$7,175.1	$7,091.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues	$1,270.4	$1,204.7	$2,386.6	$2,273.3
Costs and expenses:
Cost of products sold	882.9	799.8	1,668.6	1,521.1
Selling, general and administrative	240.9	223.2	463.7	429.6
Intangible amortization	2.3	1.8	4.6	3.3
Special charges	24.1	39.1	33.3	45.5

Operating income	120.2	140.8	216.4	273.8
Other (expense) income, net	(1.2)	0.6	0.8	(0.2)
Equity earnings in joint ventures	7.7	8.3	17.7	18.6
Interest expense, net	(45.6)	(38.4)	(90.8)	(75.3)

Income from continuing operations before income taxes	81.1	111.3	144.1	216.9
Provision for income taxes	(30.0)	(44.7)	(53.3)	(85.6)

Income from continuing operations before change in accounting principle	51.1	66.6	90.8	131.3
Income (loss) from discontinued operations, net of tax	2.7	(8.3)	(28.6)	(7.9)
Change in accounting principle	—	—	—	(148.6)

Net income (loss)	$53.8	$58.3	$62.2	$(25.2)

Basic income (loss) per share of common stock
Income from continuing operations before change in accounting principle	$0.66	$0.81	$1.15	$1.60
Income (loss) from discontinued operations	0.03	(0.10)	(0.36)	(0.10)
Change in accounting principle	—	—	—	(1.81)

Net income (loss) per share	$0.69	$0.71	$0.79	$(0.31)

Weighted average number of common shares outstanding	77.567	82.594	78.606	81.948
Diluted income (loss) per share of common stock
Income from continuing operations before change in accounting principle	$0.66	$0.79	$1.15	$1.56
Income (loss) from discontinued operations	0.03	(0.10)	(0.36)	(0.09)
Change in accounting principle	—	—	—	(1.77)

Net income (loss) per share	$0.69	$0.69	$0.79	$(0.30)

Weighted average number of common shares outstanding	77.903	84.670	78.903	84.066

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in millions)

	Six months ended June 30,

	2003	2002

Cash flows from (used in) operating activities:
Net income (loss)	$62.2	$(25.2)
Loss from discontinued operations	28.6	7.9
Change in accounting principle	—	148.6

Income from continuing operations before change in accounting principle	90.8	131.3
Adjustments to reconcile income to net cash from operating activities
Special charges	33.3	45.5
Deferred income taxes	20.4	71.6
Depreciation	58.4	52.2
Amortization of intangibles and other assets	5.1	3.6
Amortization of discount on LYONs	10.8	11.2
Employee benefits	18.7	(6.9)
Other, net	12.6	(8.2)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	42.0	19.8
Inventories	(32.2)	(25.1)
Accounts payable, accrued expenses and other	(48.7)	(65.6)
Changes in working capital securitizations	5.9	(14.7)
Cash spending on restructuring actions	(39.7)	(31.8)

Net cash from continuing operations	177.4	182.9
Net cash from (used in) discontinued operations	9.7	(9.6)

Net cash from operating activities	187.1	173.3
Cash flows from (used in) investing activities:
Proceeds from asset sales and business divestiture	160.1	9.2
Business acquisitions and investments, net of cash acquired	(182.2)	(113.1)
Capital expenditures	(35.7)	(42.2)
Other, net	—	(4.1)

Net cash used in continuing operations	(57.8)	(150.2)
Net cash used in discontinued operations	(0.5)	(8.9)

Net cash used in investing activities	(58.3)	(159.1)
Cash flows from (used in) financing activities:
Borrowings under other debt agreements	293.8	—
Payments under other debt agreements	(241.5)	(135.6)
Purchases of common stock	(143.4)	—
Common stock issued under stock incentive programs	0.9	47.1
Common stock issued under exercise of stock warrants	—	24.2
Other, net	—	(17.9)

Net cash used in continuing operations	(90.2)	(82.2)
Net cash used in discontinued operations	—	(10.7)

Net cash used in financing activities	(90.2)	(92.9)

Net increase (decrease) in cash and equivalents	38.6	(78.7)
Cash and equivalents, beginning of period	541.3	443.0

Cash and equivalents, end of period	$579.9	$364.3

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
Unaudited
(in millions, except per share and per LYON data)

(1)     BASIS OF PRESENTATION

          In our opinion, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of income and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles (“GAAP”) and represent our accounts after the elimination of inter-company transactions.  Investments in unconsolidated companies where we exercise significant influence are accounted for using the equity method. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from these estimates.  Certain prior period amounts have been reclassified to conform to current quarter presentation, including the results of discontinued operations.  The capital accounts, all share data and earnings per share data give effect to the stock split on October 24, 2002, applied retroactively for all periods presented.

          Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2002 Annual Report on Form 10-K. On April 7, 2003, we announced the sale of our Inrange Technologies Corporation subsidiary (“Inrange”) and closed the sale on May 5, 2003 (see Note 3).  The results of Inrange, which was part of our Technical Products and Services segment, are reported as discontinued operations in our condensed consolidated financial statements.  Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations.

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

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued product lines, plant closings or other exit or disposal activities. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaced EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We frequently engage in strategic restructuring and integration initiatives that include exit and disposal activities.  Accordingly, SFAS No. 146 has impacted the timing of recognition of certain restructuring costs, but has not had a material impact on our financial position or results of operations.

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

          In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries and applies immediately to variable interest entities created after January 31, 2003 and to existing entities in the periods beginning after June 15, 2003. Currently, we are still assessing the provisions of FIN 46; however, adoption has not had an impact on our financial position or results of operations.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and is related to certain derivatives embedded in other contracts and for hedging activities under SFAS 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively.  SFAS No. 149 currently has not had an impact on our financial position, results of operations or cash flows.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 currently has not had an impact on our financial position, results of operations or cash flows.

(3)     ACQUISITIONS AND DIVESTITURES

          We continually review each of our businesses pursuant to our “fix, sell or grow” strategy. We use acquisitions as a part of our strategy to acquire access to new technologies, expand our geographic reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. We also may look to place current business assets with other companies if we determine they strategically fit better with another company.  Business acquisitions and dispositions for the six months ended June 30, 2003 and 2002 are described below.

          Business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the condensed consolidated statements of income include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at preliminary estimates of fair values as determined by management based on information available. Final purchase price allocations are based on independent appraisals and management estimates.  We finalize the allocation of purchase price to the fair value of the assets and liabilities assumed within one year after acquisition when we obtain information sufficient to complete the allocation.

Acquisitions—2003

          During the first quarter, we completed four acquisitions in our Technical Products and Systems segment.  Our security and building life-safety systems platform completed two acquisitions, IDenticard Systems, Inc. and Upper Valley Fire Protection Ltd., for an aggregate cash purchase price of $52.8.  The acquired companies had combined revenues of $40.6 in the twelve months prior to the respective dates of acquisition.  The broadcast and communications systems and services platform completed two acquisitions, Brookstone and Flash Technology, for an aggregate purchase price of $62.1.  The acquired companies had combined revenues of $72.9 in the twelve months prior to the respective dates of acquisition.

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

          During the second quarter, our specialty engineered products platform in the Industrial Products and Services segment completed the acquisition of GenMech (“GenMech”) Aerospace for a cash purchase price of $15.4.  GenMech had revenues of $15.5 in the twelve months prior to the date of acquisition.

          During the second quarter, our Service Solutions segment completed the acquisition of Kitba Consulting Services, L.P. (“Kitba”) for a cash purchase price of $5.0.  Kitba had revenues of $10.0 in the twelve months prior to the date of acquisition.

Acquisitions—2002

          During the first quarter, we completed three acquisitions in our Technical Products and Systems segment, for cash with an aggregate purchase price of $38.2. The acquired companies had aggregate revenues of $46.3 in the twelve months prior to the respective dates of acquisition. These transactions include the acquisition of certain assets and liabilities of Dukane Communications Systems by our security and building life-safety systems platform.

          During the first quarter, we completed one acquisition in the Industrial Products and Services segment, for a purchase price of $13.4, which included the issuance of common stock valued at $11.5. The acquired company had revenues of $9.6 in the twelve months prior to the date of acquisition. The acquisition was made by our power systems platform.

          During the second quarter, in the Technical Products segment, our security and building life-safety systems platform completed one acquisition for a purchase price of $3.9, which included the issuance of common stock valued at $2.9. The acquired company had revenues of $3.0 in the twelve months prior to the date of acquisition.

          During the second quarter, in the Flow Technology segment, our fluid systems platform completed the acquisition of Daniel Valve Company for a cash purchase price of $72.0. Daniel Valve had revenues of $46.7 in the twelve months prior to the date of acquisition.

          These acquisitions are not material individually or in the aggregate.

Discontinued Operations—2003

          As part of our ongoing strategic review process, we evaluated several alternatives for our Inrange Technologies Corporation subsidiary, part of our Technical Products and Systems segment, and concluded that it was a better strategic fit with another company.    Therefore, on April 7, 2003, we announced that we had signed a definitive agreement with Computer Network Technology Corporation (“CNT”) to sell our ownership of the outstanding shares of Inrange.  On May 5, 2003, the sale of Inrange to CNT closed and our portion of the cash proceeds was $148.5, after a $24.5 settlement of an inter-company note payable by us to Inrange.

          We have accounted for Inrange as a discontinued operation, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.”  The results of Inrange for all periods presented are included in the condensed consolidated financial statements as discontinued operations.

          For the six months ended June 30, 2003, total revenues and pre-tax loss from discontinued operations were $48.3 and $15.4, respectively.  In the same period in 2002, revenues and pre-tax loss from discontinued operations were $114.7 and  $13.1, respectively.   The total loss from discontinued operations, net of tax, for the six months ended June 30, 2003 was $28.6, which reflects a loss on the sale of Inrange of $18.9.

          The major classes of assets and liabilities of Inrange, included in the accompanying condensed consolidated balance sheet as of December 31, 2002 are shown below.  The amounts below exclude inter-company balances and may differ from Inrange’s publicly issued financial statements to conform to the presentation in our condensed consolidated balance sheet as of December 31, 2002.

Assets:
Cash and equivalents	$14.6
Accounts receivable, net	61.5
Inventories, net	27.3
Other current assets	11.4
Net property, plant and equipment	17.0
Goodwill and intangibles, net	107.1
Other assets	25.1

Assets of discontinued operations	$264.0

Liabilities:
Accounts payable	$14.4
Accrued expenses and other	34.3

Liabilities of discontinued operations	$48.7

(4)     BUSINESS SEGMENT INFORMATION

          We are a global provider of technical products and systems, industrial products and services, flow technology and service solutions.  Our businesses are strategically organized by platform within each segment. Our products include fire detection and building life-safety products, TV and radio broadcast antennas and towers, life science products and services, power transformers, compaction equipment, high-tech die-castings, dock products and systems, cooling technologies and services, air filtration products, valves, back-flow prevention and fluid handling equipment and metering and mixing solutions. Our products and services also include specialty service tools, diagnostic systems, service equipment and technical information services. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

          Our results of operations are reported in four segments: Technical Products and Systems, Industrial Products and Services, Flow Technology and Service Solutions. We have aggregated these operating segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The primary aggregation factors considered in determining the segments were the nature of products sold, production processes and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering special charges, including those recorded in cost of products sold. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

Technical Products and Systems

          The Technical Products and Systems segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions. The products and services offered by this segment are organized into the following strategic platforms: laboratory and life science products; security and building life-safety systems; broadcast and communication systems and services; and electrical test and measurement solutions.

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

Financial data for our business segments is as follows:

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

Revenues:
Technical Products and Systems	$312.0	$266.3	$574.1	$508.4
Industrial Products and Services	379.2	430.8	719.4	815.0
Flow Technology	381.4	316.7	733.6	596.4
Service Solutions	197.8	190.9	359.5	353.5

	$1,270.4	$1,204.7	$2,386.6	$2,273.3

Segment Income:
Technical Products and Systems	$49.2	$49.3	$84.3	$92.5
Industrial Products and Services	43.1	72.1	72.0	127.7
Flow Technology	47.1	45.2	90.4	84.5
Service Solutions	24.4	26.8	38.6	41.9

Total Segment Income	163.8	193.4	285.3	346.6
General Corporate	(19.5)	(13.5)	(35.6)	(27.3)
Special Charges	(24.1)	(39.1)	(33.3)	(45.5)

Consolidated Operating Income	$120.2	$140.8	$216.4	$273.8

(5)     SPECIAL CHARGES

           As part of our Value Improvement Process  ®,we right size and consolidate operations to drive results. Additionally, due to our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint, and profitability in any economic environment.  As a result of our strategic review process, we recorded special charges of $33.3 and $45.5 in the first six months of 2003 and 2002. These special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce our work force and rationalize certain product lines.

          The purpose of our restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency. We estimate that we will achieve operating cost reductions in 2003 and beyond through reduced employee and manufacturing costs and other facility overhead reductions.

          The components of the charges have been computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance practices and local laws.

          SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued product lines, plant closing or other exit or disposal activities. SFAS No. 146 replaced EITF 94-3 and was applied prospectively to all exit or disposal activities initiated after December 31, 2002. We frequently engage in strategic restructuring and integration initiatives that include exit and disposal activities. Accordingly, SFAS No. 146 has impacted the timing of recognition of certain restructuring costs, but has not had a material impact on our financial position and results of operations.

          We account for non-cash asset impairments in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Typically, our non-cash asset impairments arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured business. For these situations, we recognize an impairment loss when the carrying amount of an asset exceeds the sum of the cash flows expected from the asset. Realization values for assets subject to impairment testing are primarily determined by third-party appraisals, quoted market prices or previous experience. If an impaired asset remains in service at the decision date, the remaining net book value is depreciated until the asset is no longer used in operating activities. When an impaired asset is removed from service, sale of the asset is probable, and the asset is made available for sale, depreciation of the asset is discontinued and the asset is recorded in other current assets as an asset held for sale.

          Special charges for the three and six month periods ended June 30, 2003 and 2002 include the following:

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

Employee Benefit Costs	$10.7	$18.4	$16.9	$21.8
Facility Consolidation Costs	1.9	6.4	2.9	7.2
Other Cash Costs	1.2	0.9	1.3	3.1
Non-Cash Asset Write-downs	10.3	13.4	12.2	13.4

Total Special Charges	$24.1	$39.1	$33.3	$45.5

Special Charges—2003

          In the second quarter of 2003, we recorded special charges of $24.1.  We recorded $10.7 in the Technical Products and Systems segment, $8.2 in the Industrial Products and Services segment, $4.1 in the Flow Technology segment, and $1.1 in the Service Solutions segment.

          The charges recorded in the second quarter related primarily to employee benefit costs and asset impairments related to facility consolidation actions and workforce reductions at many of our businesses, including our fluid systems, specialty engineered products, and laboratory and life sciences platforms.  The new restructuring initiatives announced in the second quarter of 2003 will result in the termination of approximately 413 hourly and 300 salaried employees located in the United States, Canada, France, the United Kingdom, and South Africa and the closure of eight manufacturing and administrative offices located in the United States.

          Operating income for the six months ended June 30, 2003 was reduced by $33.3 of charges, primarily related to the actions described below.

          In the Technical Products and Systems segment, we recorded $13.2 of special charges for the six months ended June 30, 2003 related primarily to employee benefit costs and asset impairments.  In the second quarter our laboratory and life science products platform announced the closure of a manufacturing and administrative facility in Newtown, CT and the operations at this facility will either be outsourced or consolidated into the platform’s headquarters in Asheville, NC.   As a result of the facility closure, we recorded impairment charges for certain machinery and equipment.  We consolidated facilities and product lines at our broadcast and communication systems and services platform, which resulted in the closure of a manufacturing facility in Palmyra, MO.  We also completed the closure of the Mahwah, NJ manufacturing facility at our electrical test and measurement solutions platform.  In addition, we recorded charges at our security and building life safety systems platform for rightsizing actions that included a worldwide workforce reduction and the consolidation of an existing administrative facility in Falls Church, VA into a facility acquired with our Vance acquisition.  These restructuring actions will result in the termination of approximately 363 hourly and 181 salaried employees located in the United States, Canada, the United Kingdom, and South Africa.

          In the Industrial Products and Services segment, we recorded $10.1 of special charges for the six months ended June 30, 2003. These charges represent primarily employee benefit costs and asset impairments for initiatives taken to right size manufacturing and administrative operations and the exit of a product line at our specialty engineered products platform.  In the second quarter, we formalized plans to consolidate and relocate to Mexico certain manufacturing operations of our Dock Products business by closing a manufacturing facility in Milwaukee, WI.  As a result of the facility closure, we recorded impairment charges for certain plant and equipment that will not be used in the continuing operations.  The closure and termination announcements to the impacted employees occurred in July 2003 and we will recognize a majority of the associated costs in the third quarter of 2003.  In addition, our power systems platform implemented a strategy to exit certain of its breaker repair and service operations which resulted in workforce reductions and the closure of three field service offices located in Rochester, NY, Cincinnati, OH, and Cleveland, OH.  These restructuring actions will result in the termination of approximately 106 hourly and 63 salaried domestic employees.

          In the Flow Technology segment, we recorded $8.6 of special charges for the six months ended June 30, 2003. Of these charges, $3.0 relates to employee benefit and facility consolidation costs resulting from the implementation of our process equipment platform consolidation strategy.  This business consolidation resulted in workforce reductions, the closure of a manufacturing facility in Reading, PA, and the closure of an administrative office in Roselle, IL.   In addition, facility consolidations at our cooling technologies and services and fluid systems platforms resulted in the closure of two manufacturing facilities, located in Eloy, AZ and Ocala, FL, and three sales and administrative offices, located in Santa Rosa, CA, Atlanta, GA and Philadelphia, PA. The actions taken at our fluid systems platform were predominantly for the integration of existing air treatment operations into the recently acquired Hankison operations. The actions taken at our cooling technologies and services platform relate to consolidation of existing cooling technologies facilities. In addition, $1.9 of this charge relates to asset impairments as a result of our decision to close a manufacturing facility.  In total, these restructuring and integration initiatives will result in the termination of approximately 157 hourly and 155 salaried domestic employees.

          In the Service Solutions segment, we recorded $1.4 of special charges for the six months ended June 30, 2003. These charges relate primarily to as-incurred exit costs associated with the closure of our Montpelier, OH manufacturing facility.  In addition, employee benefit costs were recorded for a workforce reduction at our technical information and services product line.  This rightsizing action will result in the termination of approximately 10 salaried employees in the United States, France, and the United Kingdom.

Special Charges—2002

           In the second quarter of 2002, we recorded special charges primarily related to new and previously announced restructuring and integration activities, which reduced operating income by $39.1. Of this amount, $1.0 was recorded in the Technical Products and Systems segment, $27.0 was recorded in the Industrial Products and Services segment, $3.2 was recorded in the Flow Technology segment, $0.2 was recorded in the Service Solutions segment, and $7.7 was recorded at Corporate.

          The special charges recorded in the second quarter were primarily related to: facility closures and workforce reductions at our power systems platform, exiting certain machining operations at our specialty engineered products platform, the impairment of a corporate asset held for sale, the completion of the relocation of our corporate headquarters to Charlotte, NC, and the costs associated with previously announced restructuring and integration initiatives. The restructuring initiatives announced in the second quarter of 2002 resulted in the closure of three sales and service facilities and one manufacturing facility, and a reduction in domestic hourly and salaried headcount by approximately 566 employees.

          Operating income for the six months ended June 30, 2002 was reduced by special charges of $45.5 primarily related to the actions described below.

          In the Technical Products and Systems segment, $1.4 of special charges was recorded for the six months ended June 30, 2002. These charges were for employee benefit and facility consolidation costs related to previously announced rightsizing actions.

          In the Industrial Products and Services segment, $28.9 of special charges was recorded for the six months ended June 30, 2002. These charges were primarily associated with employee benefit costs and asset impairments related to work force reductions and the announced closure of the Milpitas, CA manufacturing facility at our power systems platform. Additionally, our specialty engineered products platform initiated a restructuring action that resulted in the exiting of certain machining operations. These actions resulted in the elimination of approximately 374 hourly and 175 salaried domestic employees.

          In the Flow Technology segment, $5.4 of special charges was recorded for the six months ended June 30, 2002. These charges primarily related to workforce reduction and business consolidation initiatives taken at our fluid systems platform. The actions taken were predominantly for the planned integration of existing fluid systems businesses into our newly acquired Daniel Valve business. These restructuring and integration initiatives resulted in the termination of approximately 112 hourly and 38 salaried domestic employees.

          In the Service Solutions segment, $0.4 of special charges was recorded for the six months ended June 30, 2002. These charges related to as-incurred exit costs associated with previously announced business integration actions.

          The Corporate special charges for the six months ended June 30, 2002 of $9.4 related to the impairment of a corporate asset held for sale and the final costs to complete the relocation of our corporate headquarters to Charlotte, NC.

          At June 30, 2003, a total of $33.5 of restructuring liabilities remained on the Condensed Consolidated Balance Sheet as shown below. With the exception of certain multi-year operating lease obligations at closed facilities and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2002 through June 30, 2003:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Total Cash Costs	Non-cash Asset Write-downs	Total Special Charges

Balance at December 31, 2002	$30.2	$15.8	$2.7	$48.7
Special Charges	17.2	3.1	1.3	21.6	$12.2	$33.8

Adjustments	(0.3)	(0.2)	—	(0.5)
Cash Payments	(27.1)	(8.6)	(0.6)	(36.3)

Balance at June 30, 2003	$20.0	$10.1	$3.4	$33.5

(6)     INVENTORY

          Inventory consists of the following amounts (reduced when necessary to estimated realizable values):

	June 30, 2003	December 31, 2002

Finished goods	$323.5	$312.1
Work in process	141.1	105.2
Raw material and purchased parts	229.1	201.0

Total FIFO cost	$693.7	$618.3
Excess of FIFO cost over LIFO inventory value	(13.4)	(13.1)

Total inventory	$680.3	$605.2

(7)     GOODWILL AND OTHER INTANGIBLE ASSETS

          The following tables reflect the goodwill and intangible assets as of December 31, 2002. Thereafter, activity reflects the initial allocation of purchase price for acquisitions completed in the first six months of 2003, subsequent purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment, currency translation adjustments and amortization. This information is presented first on a consolidated basis and second on a segment basis.

Consolidated:

	Unamortized		Amortized

	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total

Weighted average useful life in years			8	11	5
December 31, 2002 gross balance	$2,596.0	$479.8	$48.4	$1.7	$10.8	$3,136.7
Acquisitions and related adjustments	148.2	49.9	2.8	0.2	4.1	205.2
June 30, 2003 gross balance	$2,744.2	$529.7	$51.2	$1.9	$14.9	$3,341.9

December 31, 2002 accumulated amortization			$(7.8)	$(0.6)	$(1.9)	$(10.3)
Amortization			(3.0)	(0.2)	(1.4)	(4.6)
June 30, 2003 accumulated amortization			$(10.8)	$(0.8)	$(3.3)	$(14.9)

Estimated amortization expense:
For year ended 2003	$9.3
For year ended 2004	$9.0
For year ended 2005	$8.2
For year ended 2006	$6.9
For year ended 2007	$5.3

Segments:

	Unamortized		Amortized

	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total

Technical Products and Systems
December 31, 2002 gross balance	$620.6	$85.3	$18.0	$1.6	$5.9	$731.4
Acquisitions and related adjustments	85.9	10.6	0.5	0.2	0.3	97.5
June 30, 2003 gross balance	$706.5	$95.9	$18.5	$1.8	$6.2	$828.9

December 31, 2002 accumulated amortization			$(3.3)	$(0.6)	$(0.4)	$(4.3)
Amortization			(1.2)	(0.2)	(0.6)	(2.0)
June 30, 2003 accumulated amortization			$(4.5)	$(0.8)	$(1.0)	$(6.3)

Industrial Products and Services
December 31, 2002 gross balance	$790.1	$155.5	$13.9	$0.1	$4.1	$963.7
Acquisitions and related adjustments	25.8	21.9	1.6	—	3.7	53.0
June 30, 2003 gross balance	$815.9	$177.4	$15.5	$0.1	$7.8	$1,016.7

December 31, 2002 accumulated amortization			$(2.1)	$—	$(1.2)	$(3.3)
Amortization			(0.6)	—	(0.6)	(1.2)
June 30, 2003 accumulated amortization			$(2.7)	$—	$(1.8)	$(4.5)

Flow Technology
December 31, 2002 gross balance	$897.8	$188.5	$15.4	$—	$0.8	$1,102.5
Acquisitions and related adjustments	31.6	17.2	0.7	—	0.1	49.6
June 30, 2003 gross balance	$929.4	$205.7	$16.1	$—	$0.9	$1,152.1

December 31, 2002 accumulated amortization			$(1.9)	$—	$(0.3)	$(2.2)
Amortization			(1.1)	—	(0.2)	(1.3)
June 30, 2003 accumulated amortization			$(3.0)	$—	$(0.5)	$(3.5)

Service Solutions
December 31, 2002 gross balance	$287.5	$50.5	$1.1	$—	$—	$339.1
Acquisitions and related adjustments	4.9	0.2	—	—	—	5.1
June 30, 2003 gross balance	$292.4	$50.7	$1.1	$—	$—	$344.2

December 31, 2002 accumulated amortization			$(0.5)	$—	$—	$(0.5)
Amortization			(0.1)	—	—	(0.1)
June 30, 2003 accumulated amortization			$(0.6)	$—	$—	$(0.6)

          In accordance with the adoption of the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, we were required to test all existing goodwill for impairment as of January 1, 2002 on a reporting unit basis. Step 1 involved comparing the carrying values of the reported net assets of our reporting units to their fair values. Fair value was based on discounted cash flow projections, but we also considered factors such as market capitalization and comparable industry price multiples. The net assets of our automotive filtration systems unit and hydraulic power tools unit, both in our Industrial Products and Services segment, had carrying values in excess of their fair values. For these reporting units, we performed Step 2 of the impairment testing provisions.

          We engaged an independent valuation and appraisal firm to assist us with the Step 2 testing. The assets and liabilities of our automotive filtration systems unit and our hydraulic power tools unit were appraised at their current fair value to calculate implied goodwill for these reporting units. The recorded goodwill exceeded the implied goodwill by $148.6, and, accordingly, this amount was required to be written-off as a transition impairment charge and was recorded as a change in accounting principle. The impaired goodwill was not deductible for income tax purposes.

(8)     WARRANTY

          In the normal course of business, we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimated warranty cost based on contract terms and historical experience. Because warranty estimates are forecasts that are based on the best available information, actual warranty costs may differ from these estimates. In addition, due to the seasonal fluctuations at certain of our businesses the timing of warranty provisions and the usage of warranty accruals can vary period to period.  Adjustments to initial obligations for warranties are made as changes in the obligations can be estimated. The following is an analysis of our product warranty accrual from December 31, 2002 through June 30, 2003:

Balance as of December 31, 2002	$73.4
Acquisitions	0.9
Provisions	14.8
Usage	(21.0)

Balance as of June 30, 2003	$68.1

(9)     INDEBTEDNESS

	June 30, 2003	December 31, 2002

Tranche A loan	$225.0	$225.0
Tranche B loan	409.2	410.3
Tranche C loan	681.8	683.7
LYONs, net of unamortized discount of $390.3 and $551.6, respectively	632.1	858.2
7.5% senior notes	500.0	500.0
6.25% senior notes	300.0	—
Other borrowings	17.0	17.7

	$2,765.1	$2,694.9
Less: short-term debt	(260.7)	(251.4)
Less: current maturities of long-term debt	(33.7)	(28.9)

Total long-term debt	$2,470.7	$2,414.6

          Under our credit facility, aggregate maturities of the term loans are $33.6 in 2004, $44.8 in 2005, $56.1 in 2006, $61.7 in 2007 and $163.6 in 2008. Although no amounts are borrowed under our revolving credit loans at June 30, 2003, any future borrowings under these loans would mature in 2008, when the facility expires, but could be repaid at any time before 2008. Other borrowings are primarily revolving lines of credit at foreign locations that are refinanced as they come due and therefore, are classified as long-term.

Credit Facility

          Under our current credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first six months of 2003, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the future. The Applicable Rate for the revolving loans and Tranche A term loan is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate is as follows:

	LIBOR based borrowings	ABR based borrowings

Tranche A term loans and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%
Tranche B term loans	2.25%	1.25%
Tranche C term loans	2.50%	1.50%

          Our $500.0 of revolving loans available under the credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At June 30, 2003, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $145.6 of letters of credit outstanding.

          The credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries (excluding our interest in the EGS and Door joint ventures).

          The credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended June 30, 2003, our Consolidated Leverage Ratio was 2.75 to 1.00 and our Consolidated Interest Coverage Ratio was 6.23 to 1.00.

          The credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payments and transactions with affiliates. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. We have not paid cash dividends in 2003 or 2002, and we have no current plans to pay cash dividends on our common stock this fiscal year.  However, we have announced that we are reconsidering our policy relating to the payment of a quarterly cash dividend, which was discontinued in 1997.  This reconsideration is being undertaken in light of recent changes in tax laws and related shareholder expectations.  Our Board of Directors has committed to studying the dividend policy over the remainder of 2003, with a decision to be made for the first quarter of 2004.  As part of the study and ultimate decision, the Board intends to consider various factors including our goal of maintaining investment grade status and sufficient financial flexibility, along with peer group practices and investor input.  Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to the lesser of $20.0 or 25% of our consolidated net income in the immediate preceding fiscal year if our consolidated leverage ratio, pro forma for a cash dividend, is greater than 2.5 to 1.0. If this ratio is less than 2.5 to 1.0, we have the ability to pay cash dividends in a fiscal year in an amount up to 25% of our consolidated net income in the immediate preceding fiscal year.

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

Liquid Yield Option Notes

          On February 6, 2001, we issued Liquid Yield Option(TM) Notes (“February LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option (TM) Notes (“May LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount of $415.0 due at maturity on May 9, 2021.

          We may redeem all or a portion of the February LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices. February LYONs holders may require us to purchase all or a portion of their LYONs on February 6, 2004 for $628.57 per LYON, February 6, 2006 for $663.86 per LYON, or February 6, 2011 for $761.00 per LYON. We may redeem all or a portion of the May LYONs for cash at any time on or after May 9, 2005. May LYONs holders may require us to purchase all or a portion of their LYONs on May 9, 2005 for $645.97 per LYON or May 9, 2009 for $720.55 per LYON. For either the February LYONs or May LYONs, we have the option to pay the purchase price in cash, shares of common stock or a combination of cash and common stock.

          On May 9, 2003, 0.387 of the May LYONs were put to us and settled in cash for $236.9, their accreted value as of May 9, 2003.  The 0.028 May LYONs that remain outstanding subsequent to the put have an accreted value of $17.0 at June 30, 2003 and are classified as long-term debt. Due to the settlement, we are subject to tax recapture on the majority of the May LYONs interest deduction. This will result in an income tax payment of approximately $11.6, which we expect to pay in the third quarter of 2003.

          SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” requires that obligations, that are by their terms, due upon demand within one year of the balance sheet date, should be considered short-term obligations. The February LYONs have a put option date within twelve months of June 30, 2003.  Therefore, of the $615.1 total accreted value of the February LYONs at June 30, 2003, we have classified $260.7 as short-term debt. We have classified $354.4 as long-term debt as we have the ability and intent at June 30, 2003, through the availability of our revolving loans, to refinance this amount of any February LYONs that may be put to us. The next put date for the May LYONs is May 9, 2005 and therefore all May LYONs outstanding at June 30, 2003 are classified as long-term debt. In addition to using our revolving loans for the long-term portion of the LYONs, we may use cash, the trade receivable financing agreement that we entered into in April 2003, or other capital market refinancings to fund the short-term portion of these obligations if they are put to us or reach maturity.

          The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that any of the February or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. As a result of the put on May 9, 2003, we are subject to $11.6 of tax recapture on the May LYONs. For the February LYONs, the amount of the total recapture calculated on the first put date would be approximately $54.8 on February 6, 2004.

          The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include:

(1) Our average stock price exceeding predetermined accretive values of SPX’s stock price each quarter (see below);

(2) During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level;

(3) Upon the occurrence of certain corporate transactions, including a change in control.

          In addition, a holder may surrender for conversion, at the accreted value, a LYON for redemption even if it is not otherwise convertible at such time.

          The conversion rights based on predetermined accretive values of SPX’s stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs

Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2003 Third Quarter	$84.95	$82.49
2003 Fourth Quarter	$85.33	$82.97
2004 First Quarter	$85.71	$83.45
2004 Second Quarter	$86.09	$83.93

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

          Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted as of June 30, 2003, the February LYONs and May LYONs would be exchanged for a total of 9.8 shares of our common stock.  If the LYONs had been converted as of January 1, 2003, diluted income per share of common stock from continuing operations would have been $0.63 and $1.11 for the three and six-month periods ended June 30, 2003.

Senior Notes

          In June 2003, we issued $300.0 of 6.25% senior notes pursuant to our universal shelf registration statement.  These notes mature on June 15, 2011. These notes are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

          In December 2002, we issued $500.0 of 7.5% senior notes pursuant to our universal shelf registration statement. These notes mature on January 1, 2013. These notes are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

          The indentures governing the notes contain a number of covenants that limit our ability and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. As of June 30, 2003, our capacity under the indentures to make restricted payments, which include paying cash dividends, purchasing subordinated debt prior to maturity and making restricted investments was limited to $144.6. The covenants contained in the indentures are subject to a number of qualifications and limitations. Under the indentures, none of our subsidiaries are restricted from paying dividends to us.

Other Financing Agreements

          Our compaction equipment business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which the platform has an agreement to sell, on a revolving basis without recourse, certain qualified receivables, of which $37.2 had been sold under the agreement at June 30, 2003. The agreement allows for the sale of up to $37.2 of certain qualified receivables to an unaffiliated third party entity and continues on an evergreen revolving basis unless we provide a three-month notice under the agreement to discontinue the facility. We expect to utilize the agreement in the foreseeable future. If we did not renew the contract, the impact on our financial condition or cash flows would not be material.

          In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of July 25, 2003, we have not yet utilized this program.

(10)    FINANCIAL INSTRUMENTS

          We have entered into interest rate protection agreements (“swaps”) to hedge interest rate risk on our variable rate debt portfolio. Our swaps are accounted for as cash flow hedges, and, as of June 30, 2003, we had outstanding swaps with maturities to November 2009 that effectively convert $1,300.0 of our variable rate debt to a fixed rate of approximately 7%.

          As of June 30, 2003, the pre-tax accumulated derivative loss included in accumulated other comprehensive loss was $108.7 and a long-term liability of $108.7 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

(11)    STOCK BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

(All option and share amounts are in millions)

Stock Based Compensation

          We account for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” an accordingly no stock option expense is recognized.  We do not intend to change our accounting for stock options until the FASB issues final rules regarding this topic.

          We adopted the disclosure provisions of SFAS No. 148, and the following table illustrates the pro forma effect on net income and income per share for the three and six months ended June 30, 2003 and 2002 had the fair value recognition provisions of SFAS No. 123 been applied to stock-based employee compensation:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income (loss) — as reported	$53.8	$58.3	$62.2	$(25.2)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	0.9	—	1.7	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(10.8)	(8.9)	(21.6)	(17.8)
Awards granted above market value	(4.7)	(3.7)	(9.3)	(7.4)

Net income (loss) — pro forma	$39.2	$45.7	$33.0	$(50.4)

Basic income (loss) per share of common stock:
Income (loss) per share — as reported	$0.69	$0.71	$0.79	$(0.31)
Income (loss) per share — pro forma	0.50	0.55	0.42	(0.61)
Diluted income (loss) per share of common stock:
Income (loss) per share — as reported	$0.69	$0.69	$0.79	$(0.30)
Income (loss) per share — pro forma	0.50	0.54	0.42	(0.60)
Basic income per share from continuing operations before change in accounting principle:
Income per share — as reported	$0.66	$0.81	$1.15	$1.60
Income per share — pro forma	0.47	0.65	0.78	1.29
Diluted income per share from continuing operations before change in accounting principle:
Income per share — as reported	$0.66	$0.79	$1.15	$1.56
Income per share — pro forma	0.47	0.64	0.78	1.26

Earnings Per Share

          The following table sets forth calculations used in the computation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Numerator:
Net income from continuing operations before change in accounting principle	$51.1	$66.6	$90.8	$131.3

Denominator:
Weighted-average shares outstanding	77.567	82.594	78.606	81.948
Effect of dilutive securities:
Employee stock options and warrants	0.336	2.076	0.297	2.118

Adjusted weighted-average shares and assumed conversions	77.903	84.670	78.903	84.066

Comprehensive Income (Loss)

          The components of comprehensive income (loss), were as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income (loss)	$53.8	$58.3	$62.2	$(25.2)
Foreign currency translation adjustment	59.7	23.7	87.3	(3.8)
Unrealized losses on qualifying cash flow hedges, net of tax	(16.8)	(19.6)	(16.2)	(6.2)

Comprehensive income (loss)	$96.7	$62.4	$133.3	$(35.2)

          The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	June 30, 2003	December 31, 2002

Foreign currency translation adjustment	$171.2	$83.9
Unrealized losses on qualifying cash flow hedges, net of tax	(64.7)	(48.5)
Minimum pension liability adjustment, net of tax	(233.0)	(233.0)

Accumulated other comprehensive loss	$(126.5)	$(197.6)

Treasury Stock

          In the first six months of 2003, we repurchased 3.9 shares of our common stock on the open market, for cash of $143.4. Under our board approved repurchase program, $106.6 was available for additional repurchases as of June 30, 2003.  In addition to the available capacity under the board approved program, our senior note indenture and credit agreement place restrictions on our available capacity; however, that capacity exceeded $106.6 as of June 30, 2003.

(12)    OTHER MATTERS

          Certain other matters including contingencies are discussed in this Form 10-Q in the “Environmental and Legal Exposure,” “Pending Litigation” and “Current Liquidity and Concentration of Credit Risk” portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A)
(dollars in millions)

OVERVIEW

          We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential.  We are a multinational corporation with operations in over 20 countries.  We have approximately 21,300 employees worldwide.  Our strategy is to create market advantages through technology, service and product leadership by expanding our market focus to offer full customer solutions and by building critical mass through strategic acquisitions.  Our business strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication.

          We are a global provider of technical products and systems, industrial products and services, flow technology and service solutions.  Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

CONSOLIDATED RESULTS OF OPERATIONS

          The following unaudited information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues	$1,270.4	$1,204.7	$2,386.6	$2,273.3
Gross margin	387.5	404.9	718.0	752.2
% of revenues	30.5%	33.6%	30.1%	33.1%
Selling, general and administrative expense	240.9	223.2	463.7	429.6
% of revenues	19.0%	18.5%	19.4%	18.9%
Intangible amortization	2.3	1.8	4.6	3.3
Special charges	24.1	39.1	33.3	45.5

Operating income	120.2	140.8	216.4	273.8
Other (expense) income, net	(1.2)	0.6	0.8	(0.2)
Equity earnings in joint ventures	7.7	8.3	17.7	18.6
Interest expense, net	(45.6)	(38.4)	(90.8)	(75.3)

Income from continuing operations before income taxes	$81.1	$111.3	$144.1	$216.9
Provision for income taxes	(30.0)	(44.7)	(53.3)	(85.6)

Income from continuing operations before change in accounting principle	$51.1	$66.6	$90.8	$131.3
Income (loss) from discontinued operations, net of tax	2.7	(8.3)	(28.6)	(7.9)
Change in accounting principle (1)	—	—	—	(148.6)

Net income (loss)	$53.8	$58.3	$62.2	$(25.2)

Capital expenditures	$21.0	$19.7	$35.7	$42.2
Depreciation and amortization	32.3	30.0	63.5	55.8

(1)

In 2002, we recorded a charge for a change in accounting principle of $148.6 as a result of adopting the provisions of SFAS No. 142. See Note 7 to the Condensed Consolidated Financial Statements for more detail on this charge.

Consolidated Results of Operations: Second Quarter 2003 Compared to Second Quarter 2002

Discontinued Operation – As part of our ongoing strategic review process, we evaluated several alternatives for our Inrange Technologies Corporation (“Inrange”) subsidiary, part of our Technical Products and Systems segment, and concluded that it was a better strategic fit with another company.  Therefore, on April 7, 2003, we announced that we had signed a definitive agreement with Computer Network Technology Corporation (“CNT”), which resulted in the acquisition by CNT of all of the outstanding shares of Inrange.  On May 5, 2003, the sale of Inrange to CNT closed and our portion of the cash proceeds was $148.5, after a $24.5 settlement of an inter-company note payable by us to Inrange. We have accounted for the sale of Inrange as a discontinued operation in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.”  Accordingly, the results of Inrange for all periods presented are included in the condensed consolidated financial statements and MD&A as discontinued operations.

Under SEC rules, making reclassifications to historical financial statements in accordance with SFAS No. 144 requires independent auditors of registrants to perform certain procedures to assure the accuracy of the reclassifications.  Due to the sale of Inrange, we are required to reclassify certain amounts in our prior year financial statements to account for Inrange as a discontinued operation.  Arthur Andersen LLP audited our financial statements for the years ended of December 31, 2001 and December 31, 2000.  Because our former audit engagement team members have since left Andersen, Andersen is unable to perform these procedures and reissue its report on those financial statements.  Accordingly, we have requested that Deloitte & Touche LLP re-audit the financial statements originally audited by Andersen for these years.  Until the re-audit is complete, this may affect our access to certain types of capital transactions.

Revenues — In the second quarter of 2003, revenues increased by $65.7, or 5.5%, from $1,204.7 in 2002 to $1,270.4. Organic revenues, revenues excluding acquisitions and divestitures, declined 3.4% in the second quarter of 2003 compared to the same period in 2002. Of the 3.4% decline, approximately 6.0% was due to a decline in revenues in the power market.  The strength of foreign currencies against the U.S. dollar had a favorable impact on organic revenues of approximately 3.7%.

Gross margin — In the second quarter, gross margin decreased from 33.6% in 2002 to 30.5% in 2003. The decrease was due primarily to global competition and pricing pressures particularly at our power systems business, acquisitions completed in 2002 and in the first quarter of 2003, which have historically lower margins than our existing businesses and reduced demand for high margin products and services at our broadcast and communication platform and security and investigations business. In addition, lower gross profit margins were experienced due to lower volumes and overhead absorption at our hydraulic power tool business.

Selling, general and administrative expense (“SG&A”) — In the second quarter, SG&A increased from $223.2 in 2002 to $240.9 in 2003, a $17.7 increase. The increase was driven primarily by acquisitions completed in 2002 and in the first quarter of 2003, and lower pension income in 2003 compared to 2002. In the second quarter of 2003, we realized a $3.2 benefit from an operational cost improvement at an environmental remediation site in Stockton, CA.  In addition, in the second quarter of 2003, we recorded $2.5 of corporate expense associated with the re-audit of our 2000 and 2001 financial statements being performed in connection with the discontinued operations treatment for the sale of Inrange, as mentioned above.

Special charges — In the second quarter of 2003, we recorded special charges of $24.1 associated primarily with workforce reductions, facility closures and product line consolidations.  Of the second quarter charges, approximately $10.3 relates to asset impairments, of which $7.5 relates to the relocation of a facility in our Dock Products business to Mexico and a facility consolidation in our laboratory and life sciences platform.  The remaining charges associated with these actions will be recorded in the second half of 2003 due to the timing of the employee termination and facility closing announcements.  In 2002, we recorded special charges of $39.1 associated primarily with integration and restructuring actions.

Other income (expense), net — In the second quarter of 2003, other expense was $1.2 compared to other income of $0.6 in 2002.

Interest expense, net — In the second quarter of 2003, interest expense was $45.6 compared to $38.4 in 2002. The increase was due mainly to the $500.0 and $300.0 senior note offerings completed in December 2002 and June 2003, respectively.

Income taxes — The effective income tax rate for the second quarter of 2003 was 37.0% compared to 40.1% in 2002.

Consolidated Results of Operations: First Half of 2003 Compared to First Half of 2002

Revenues — In the first half of 2003, revenues increased by $113.3, or 5.0%, from $2,273.3 in 2002 to $2,386.6. Organic revenues, revenues excluding acquisitions and divestitures, declined 5.0% in the first half of 2003 compared to the same period in 2002.  Excluding the impact of the decline of revenues in the power market, organic revenues increased 1.2%. The strength of foreign currencies to the U.S. dollar had a favorable impact on organic revenues of approximately 3.6%.

Gross margin — In the first half of 2003, gross margin decreased to 30.1% from 33.1% in 2002.  The decrease was due primarily to global competition and pricing pressures particularly at our power systems business, acquisitions completed in 2002 and in the first quarter of 2003 which have historically lower margins than our existing businesses and reduced demand for high margin products and services at our broadcast and communication platform and security and investigations business. In addition, lower gross profit margins were experienced due to lower volumes and overhead absorption at our hydraulic power tool business.

Selling, general and administrative expense (“SG&A”) — In the first half of 2003, SG&A increased to $463.7 from $429.6 in 2002, a $34.1 increase. The increase was driven primarily by acquisitions completed in 2002 and in the first quarter of 2003, and lower pension income in 2003 compared to 2002.  In addition, in the second quarter we recorded $2.5 of corporate expense associated with the re-audit of our 2000 and 2001 financial statements being performed in connection with the discontinued operations treatment for the sale of Inrange, as previously mentioned.  In the first quarter of 2003, we negotiated two commercial sales contract matters that resulted in a $5.8 favorable impact for the period.

Special charges — In the first half of 2003, we recorded special charges of $33.3 associated primarily with workforce reductions, facility closures and product line consolidations. In 2002, we recorded special charges of $45.5 associated primarily with integration and restructuring actions.  We have previously announced that we expect to take charges against earnings in 2003 in connection with implementing additional cost reduction actions or matters relating to asset impairments and have estimated the range of these charges to be between $80.0 and $100.0, however, actual charges could be higher or lower than this range. We estimate that our restructuring actions will allow us to achieve operating cost reductions in 2003 and beyond through reduced employee and manufacturing costs and other facility overhead.  The estimated period in which we realize savings on our restructuring actions is in the twelve months from the date of completion.  For restructuring actions announced in the first six months of 2003, we estimate that cost savings in the twelve months following the date of completion will be approximately $50.0 per year.  Estimated cost savings will be realized in cost of products sold and selling, general and administrative expenses.

Other income (expense), net — In the first half of 2003, other income was $0.8 compared to expense of $0.2 in 2002.

Interest expense, net — In the first half of 2003, interest expense was $90.8 compared to $75.3 in 2002. The increase was due mainly to the $500.0 senior note offering completed in December 2002.

Income taxes — The effective income tax rate for the first half of 2003 was 37.0% compared to 39.5% in 2002.

Seasonality, Competition and Trends

          Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Our Technical Products and Systems and Flow Technology segments tend to be stronger during the third and fourth quarters due to the purchasing patterns of customers. The Industrial Products and Services segment is usually strongest in the second quarter due primarily to the seasonal demand for products at the compaction equipment platform reported in this segment. The Service Solutions segment revenues typically follow the timing of new vehicle model introductions for diagnostic systems and service equipment, the largest market in this segment. In aggregate, our businesses generally tend to be stronger in the second half of the year, particularly in the fourth quarter. As described in the following section, we expect 2003 operating profits derived from the power generation markets to be approximately $53.0 lower than 2002, of which approximately $32.2 relates to the first half of 2003. Accordingly, we expect reported net income in the second half of 2003 to be stronger than in the first half on a relative basis compared with prior years.

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

          We define forecasted trends of organic revenues, revenues excluding the impact of acquisitions and dispositions, as follows: ‘Growth’ — Future organic revenues are expected to be above the prior year; ‘Flat’ — Future organic revenues are expected to be flat compared to the prior year; ‘Decline’ — Future organic revenues are expected to be below the prior year.

          The platforms that experienced organic revenue growth in the first half of 2003 are summarized below. Also summarized are the 2003 annual forecasted trends for these platforms based on information available on the date of this report.

Segment	Platform	2003 Annual Forecasted Trend	Comments

Industrial Products and Services	Compaction equipment	Growth

Our compaction equipment platform provides products to the road construction, industrial construction and refuse management markets. This platform continues to experience organic growth due primarily to the favorable translation impact of the strength of the Euro relative to the U.S. Dollar and continued global market share gains.  These favorable trends have offset softness in the road construction markets. The primary contributor of the market share gain is growth in the Asian market with the opening of a new manufacturing facility near Shanghai, China in 2002. This platform is highly seasonal by quarter, with the second quarter being the highest revenue period in the year.

Service Solutions	Specialty tools and technical information and services	Growth

Organic revenues increased by low single digits in the first six months of 2003 compared to the same period in the prior year.  For the full year of 2003, we expect organic growth in this platform.  The primary demand for products in this platform is driven by new vehicle model introductions, new vehicle technology, such as integrated electronics, and regulatory changes. The outlook for domestic OEM dealer and aftermarket tools is expected to be slightly stronger and higher organic revenues are expected due to regulatory changes and new vehicle launches in Europe.

Flow Technology	Cooling technologies and services	Growth

Low single digit organic revenue growth was experienced in the first half of 2003.  Strong organic revenue growth in the European and Asian power and industrial markets combined with the favorable translation impact of the strong Euro relative to the U.S. Dollar more than offset the impact of revenue declines in the U.S. power and HVAC markets.

          The primary platforms that experienced organic revenue declines in the first half of 2003 are summarized below. Also summarized are the 2003 annual forecasted trends for these platforms based on information available on the date of this report.

Segment	Platform	2003 Annual Forecasted Trend	Comments

Technical Products and Systems	Laboratory and life science products and services	Growth

Organic revenues declined low single-digits in the first half of 2003, with future organic revenue growth expected for this platform. New product introductions, new repository business and market share gains are expected to offset soft capital spending in the laboratory and life science markets.  Kendro, the primary business in this platform, grew mid single-digits in the second quarter.

	Security and building life safety systems	Growth

Organic revenue growth at Edwards Systems Technology, or EST, our building life safety business, was flat in the first half of 2003.  EST is expected to grow low single digits in 2003 through new product introductions, market share gains and growth in Europe.  Our security business experienced a significant decline in organic revenues for the first half of 2003 compared to 2002.  The organic revenue decline at our security business was primarily due to a reduction in post September 11th domestic security spending.

	Broadcast and communication systems and services	Decline

Organic revenues declined by over 25% percent in the first half of 2003 primarily due to extensions granted by the FCC delaying the High-Definition TV, or HDTV, rollout. The timing associated with these extensions remains uncertain as certain regulatory decisions and legislative actions are pending in this market with respect to broadcast customers.  This platform has been positioned to provide turnkey systems to the markets it serves and, while there is uncertainty regarding the timing of the HDTV roll-out in 2003, the long-term view of these markets remains unchanged.

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

Power generation end markets continue to experience reduced demand and pricing pressures. Accordingly, our power systems platform experienced a sharp decline in revenues in the first half of 2003. This trend is expected to continue with revenues expected to decline in this platform by over 35% in 2003 compared to 2002. In 2003, the impact of lower product revenues, market pricing and the delay of certain engineering, service and construction contracts are expected to significantly reduce operating profits derived from the power generation markets.

	Specialty engineered products	Flat

This platform experienced low single digit revenue growth in 2002.  Organic revenues in the first half of 2003 were down slightly as increased demand for aerospace defense components and material handling equipment were offset by declines in filtration products, dock systems, high-integrity castings and hydraulic power tools. The demand for car and light truck vehicles in the U.S. strongly influences the demand for filtration and high-integrity casting products included in this platform and, accordingly, the organic revenues for this platform.

Flow Technology	Fluid systems	Decline

Cyclical demand for short-cycle products in power, chemical and mineral processing and industrial markets is expected to remain soft.  Organic revenues in this platform are expected to decline low-single digits in 2003.

SEGMENT RESULTS OF OPERATIONS:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues:
Technical Products and Systems	$312.0	$266.3	$574.1	$508.4
Industrial Products and Services	379.2	430.8	719.4	815.0
Flow Technology	381.4	316.7	733.6	596.4
Service Solutions	197.8	190.9	359.5	353.5

	$1,270.4	$1,204.7	$2,386.6	$2,273.3

Segment Income:
Technical Products and Systems	$49.2	$49.3	$84.3	$92.5
Industrial Products and Services	43.1	72.1	72.0	127.7
Flow Technology	47.1	45.2	90.4	84.5
Service Solutions	24.4	26.8	38.6	41.9

Total Segment Income	163.8	193.4	285.3	346.6
Corporate Expenses	(19.5)	(13.5)	(35.6)	(27.3)
Special Charges	(24.1)	(39.1)	(33.3)	(45.5)

Consolidated Operating Income	$120.2	$140.8	$216.4	$273.8

Segment Results of Operations:  Second Quarter 2003 Compared to Second Quarter 2002

Technical Products and Systems

Revenues — Revenues in the second quarter increased from $266.3 in 2002 to $312.0 in 2003, an increase of $45.7. The increase was due mainly to bolt-on acquisitions.   Organic revenues in this segment declined low single-digits in the second quarter due to delays in the HDTV roll out in the U.S. and lower revenues in our security and investigations business due to higher corporate spending on these services in 2002.  Kendro, the primary business in our laboratory and life sciences platform, and EST, our building life-safety business, both grew organically mid-single digits in the second quarter of 2003.  These businesses experienced organic growth due to new product introductions and market share penetration despite very difficult market conditions.  Our electrical test and measurement platform grew high single-digits due to contract timing at GFI Genfare and strong customer orders at Ling Dynamic Systems, which were partially offset by lower telecommunications revenues at Radiodetection.

Segment Income — Segment income as a percentage of revenues decreased from 18.5% in 2002 to 15.8% in 2003. The decrease in operating margins was due primarily to acquisitions completed in 2002 and 2003, which had historically lower margins than that of the segment, reduced demand for high margin products and services at our broadcast and communication platform and security and investigations business and global competition across all of our platforms.

Industrial Products and Services

Revenues — In the second quarter, revenues decreased from $430.8 in 2002 to $379.2 in 2003. The decrease was primarily due to the significant decline in the power market.  Revenues in our power systems platform declined by approximately $40.1, or an organic decline of approximately 45%.  This trend is expected to continue in the third quarter of 2003 and flatten in the fourth quarter of the year against an already reduced second half of 2002.   Organic revenues at our compaction equipment business grew in the second quarter due to currency translation benefits and higher revenues in Asia than in the prior year. In our specialty engineered products platform, increased demand for aerospace defense components and material handling equipment was offset by declines in filtration products, dock systems, high-integrity castings and hydraulic power tools.

Segment Income — Segment income as a percentage of revenues declined from 16.7% in 2002 to 11.4% in 2003. Segment income declined due primarily to the power systems market decline compounded with operating inefficiencies at our hydraulic power tools business. The trends in the hydraulic power tools business are likely to continue through mid-2003 and we are planning further restructuring actions at this business.  The relative strength of the euro to the U.S. dollar has impacted margins at our compaction equipment platform in U.S. dollar markets such as the Middle East and Asia.  It is expected that this trend will impact the second half of 2003 compared to the same period in 2002.

Flow Technology

Revenues — Revenues in the second quarter of 2003 increased to $381.4 from $316.7 in the second quarter of 2002. The increase was primarily due to bolt-on acquisitions completed in 2002 and in the first quarter of 2003 and double-digit organic revenue growth at our cooling technologies and services platform.  The aggregate organic revenues in our Flow Technology segment were flat in the second quarter of 2003 compared to the same period in 2002.

Segment Income — Second quarter segment income increased to $47.1 in 2003 from $45.2 in 2002 due to bolt-on acquisitions and cost reduction actions taken across the segment, including integration of acquisitions completed.  Segment income as a percentage of revenues was 12.3% in 2003 compared to 14.3% in 2002. The decline in segment income as a percentage of revenues was due primarily to lower margins contributed from the acquisitions of Balcke and Daniel Valve in 2002 and Hankison in 2003.

Service Solutions

Revenues — Revenues in the second quarter of 2003 were $197.8 compared to $190.9 in 2002, representing an organic revenue increase of approximately 2.5% in the quarter.

Segment Income — Segment income as a percentage of revenues declined from 14.0% in 2002 to 12.3% in 2003. The decrease in operating margins was due primarily to product mix changes partially offset by the impact of cost reduction initiatives and higher revenues.

Segment Results of Operations:  First Half of 2003 Compared to First Half of 2002

Technical Products and Systems

Revenues — Revenues in the first half of 2003 increased to $574.1 from $508.4 in the first half of 2002, an increase of $65.7. The increase was due mainly to bolt-on acquisitions.   Organic revenues in this segment declined mid-single digits in the first half of 2003 due to delays in the HDTV rollout in the U.S., lower demand for telecommunication products at our electrical test and measurement solutions platform, lower revenues in our security and investigations business due to higher corporate spending on these services in 2002, and lower capital spending in laboratory and life science markets in the period.  Organic revenues at EST, our building life-safety business, were flat in the first half of 2003 compared to 2002.

Segment Income — Segment income as a percentage of revenues decreased from 18.2% in 2002 to 14.7% in 2003. The decrease in operating margins was due primarily to the decline in organic revenues in the first half of 2003 compared to the first half of 2002 and acquisitions completed in 2002, which have historically lower margins than that of the segment.

Industrial Products and Services

Revenues — In the first half of 2003, revenues decreased to $719.4 from $815.0 in 2002. The decrease was due primarily to the significant decline in the power market.  Revenues in our power systems platform declined by approximately $83.7, representing an organic decline of approximately 45%.  This trend is expected to continue in the third quarter of 2003 and flatten in the fourth quarter of the year against an already reduced second half of 2002.   Organic revenues at our compaction equipment business grew in the first half of 2003 due to a strong currency and higher revenues in Asia than in the prior year.

Segment Income — Segment income as a percentage of revenues declined from 15.7% in 2002 to 10.0% in 2003. Segment income declined due primarily to the power systems market decline compounded with operating inefficiencies at our hydraulic power tools business. The trends in the hydraulic power tools business are likely to continue through mid-2003 and we are planning further restructuring actions at this business.

Flow Technology

Revenues — Revenues in the first half of 2003 increased to $733.6 from $596.4 in the first half of 2002. The increase was primarily due to bolt-on acquisitions completed in 2002 and in the first quarter of 2003.  Organic revenues for the segment declined low single-digits in the first six months of 2003 compared to 2002 as low single-digit organic growth in the cooling technologies and services platform was offset by low-single digit revenue decline at fluid systems.

Segment Income — First half segment income increased 7.0% to $90.4 in 2003 due to bolt-on acquisitions and cost reduction actions taken across the segment, including integration of acquisitions completed.  Segment income as a percentage of revenues was 12.3% in 2003 compared to 14.2% in 2002. The decline in segment income as a percentage of revenues was due primarily to lower margins contributed from the acquisitions of Balcke and Daniel Valve in 2002 and Hankison in 2003.

Service Solutions

Revenues — Revenues in the first half of 2003 were $359.5 compared to $353.5 in 2002, representing organic revenue growth of approximately 1.1% in the first half of 2003.

Segment Income — Segment income as a percentage of revenues declined from 11.9% in 2002 to 10.7% in 2003. The decrease in operating margins was due primarily to product mix changes partially offset by the impact of cost reduction initiatives.

LIQUIDITY AND FINANCIAL CONDITION

          Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs and acquisitions.

Cash Flow

	Six months ended June 30,

	2003	2002

Cash flows from (used in):
Operating activities	$177.4	$182.9
Investing activities	(57.8)	(150.2)
Financing activities	(90.2)	(82.2)
Discontinued operations	9.2	(29.2)

Net change in cash balances	$38.6	$(78.7)

Operating Activities—In the first six months of 2003, cash flows from operating activities were lower by $5.5 compared to the first six months of 2002.  When excluding the $34.8 net cash received from a legal award in the first six months of 2002, operating cash flow in the first six months of 2003 increased $29.3 or 19.8%.  This improvement is attributable to a $57.0 year over year improvement in accounts receivable, excluding the 2002 legal award.   In addition, cash flow from operations improved in the first six months of 2003, as cash spent on liabilities assumed in the acquisition of United Dominion Industries was not as significant as it was in the first part of 2002.  Cash spending on restructuring actions in the first six months 2003 was $39.7 and included $3.4 spent on remaining UDI integration liabilities.

Investing Activities—In the first six months of 2003, we used $57.8 of cash in investing activities compared to a use of $150.2 in 2002.  The $92.4 year over year decrease resulted from $148.5 of cash that we received in May 2003 for the sale of our ownership in Inrange, which was partially offset by a $69.1 increase in cash spent on acquisitions.  Cash used for business acquisitions was $182.2 in the first six months of 2003 as compared to $113.1 in the first six months of 2002.  In the first six months of 2003, we acquired eight companies, compared to six companies in the same period in 2002.  Capital expenditures were $35.7 in the first six months of 2003 compared to $42.2 in 2002.  We continue to maintain a disciplined approach to capital expenditure allocation, which primarily focuses on deploying capital spending in businesses that are experiencing positive end market momentum, outsourcing non-core operations or integrating bolt-on acquisitions.

Financing Activities—In the first six months of 2003, cash flows used in financing activities were $90.2 compared to $82.2 in the first six months of 2002.  In the first six months of 2003, we used $236.9 of cash to settle 0.387 of LYONs that were put to us in May.  The LYONs settlement was offset by our issuance of $300.0 of senior notes in June 2003.  As a result of renegotiated repayment terms under the most recent amendment to our senior credit facility, scheduled principal payments under the facility were $76.1 lower in the first six months of 2003 as compared to the same period in 2002.  In addition, in 2003 we have purchased 3.9 shares of our common stock for $143.4.  In 2002, cash flows used in financing activities included $71.3 of cash received from the exercise of employee stock options and the exercise of stock warrants.  Due to the fact that all stock warrants outstanding were exercised or expired in 2002, no cash has been received in 2003 from the exercise of stock warrants.

Indebtedness

          The following summarizes the total debt outstanding and credit facility availability, as of June 30, 2003:

	Total Commitment	Amount Outstanding	Unused Credit Availability

Revolving loan (1)	$500.0	$—	$354.4
Tranche A loan	225.0	225.0	—
Tranche B loan	409.2	409.2	—
Tranche C loan	681.8	681.8	—
LYONs, net of unamortized discount of $390.3	632.1	632.1	—
7.5% senior notes	500.0	500.0	—
6.25% senior notes	300.0	300.0	—
Other borrowings	17.0	17.0	—

Total	$3,265.1	$2,765.1	$354.4

(1)	Decreased by $145.6 of certain facility letters of credit outstanding at June 30, 2003, which reduce the availability under our revolving loan agreement.

Credit Facility

          Under our current credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first six months of 2003, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the future. The Applicable Rate for the revolving loans and Tranche A term loan is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate is as follows:

	LIBOR based borrowings	ABR based borrowings

Tranche A term loans and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%
Tranche B term loans	2.25%	1.25%
Tranche C term loans	2.50%	1.50%

          Our $500.0 of revolving loans available under the credit facility are also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At June 30, 2003, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $145.6 of letters of credit outstanding.

          The credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries (excluding our interest in the EGS and Door joint ventures).

          The credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended June 30, 2003, our Consolidated Leverage Ratio was 2.75 to 1.00 and our Consolidated Interest Coverage Ratio was 6.23 to 1.00.

          The credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payments and transactions with affiliates. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. We have not paid cash dividends in 2003 or 2002, and we have no current plans to pay cash dividends on our common stock this fiscal year.  However, we have announced that we are reconsidering our policy relating to the payment of a quarterly cash dividend, which was discontinued in 1997.  This reconsideration is being undertaken in light of recent changes in tax laws and related shareholder expectations.  Our Board of Directors has committed to studying the dividend policy over the remainder of 2003, with a decision to be made for the first quarter of 2004.  As part of the study and ultimate decision, the Board intends to consider various factors including our goal of maintaining investment grade status and sufficient financial flexibility, along with peer group practices and investor input.  Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to the lesser of $20.0 or 25% of our consolidated net income in the immediate preceding fiscal year if our consolidated leverage ratio, pro forma for a cash dividend, is greater than 2.5 to 1.0. If this ratio is less than 2.5 to 1.0, we have the ability to pay cash dividends in a fiscal year in an amount up to 25% of our consolidated net income in the immediate preceding fiscal year.

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

Liquid Yield Option Notes

          On February 6, 2001, we issued Liquid Yield Option(TM) Notes (“February LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option (TM) Notes (“May LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount of $415.0 due at maturity on May 9, 2021.

          We may redeem all or a portion of the February LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices. February LYONs holders may require us to purchase all or a portion of their LYONs on February 6, 2004 for $628.57 per LYON, February 6, 2006 for $663.86 per LYON, or February 6, 2011 for $761.00 per LYON. We may redeem all or a portion of the May LYONs for cash at any time on or after May 9, 2005. May LYONs holders may require us to purchase all or a portion of their LYONs on May 9, 2005 for $645.97 per LYON or May 9, 2009 for $720.55 per LYON. For either the February LYONs or May LYONs, we have the option to pay the purchase price in cash, shares of common stock or a combination of cash and common stock.

          On May 9, 2003, 0.387 of the May LYONs were put to us and settled in cash for $236.9, their accreted value as of May 9, 2003. The 0.028 May LYONs that remain outstanding subsequent to the put have an accreted value of $17.0 at June 30, 2003 and are classified as long-term debt. Due to the settlement, we are subject to tax recapture on the majority of the May LYONs interest deduction. This will result in an income tax payment of approximately $11.6, which we expect to pay in the third quarter of 2003.

          SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” requires that obligations, that are by their terms, due upon demand within one year of the balance sheet date, should be considered short-term obligations. The February LYONs have a put option date within twelve months of June 30, 2003. Therefore, of the $615.1 total accreted value of the February LYONs at June 30, 2003, we have classified $260.7 as short-term debt. We have classified $354.4 as long-term debt as we have the ability and intent at June 30, 2003, through the availability of our revolving loans, to refinance this amount of any February LYONs that may be put to us. The next put date for the May LYONs is May 9, 2005 and therefore all May LYONs outstanding at June 30, 2003 are classified as long-term debt. In addition to using our revolving loans for the long-term portion of the LYONs, we may use cash, the trade receivable financing agreement that we entered into in April 2003, or other capital market refinancings to fund the short-term portion of these obligations if they are put to us or reach maturity.

          The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that any of the February or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. As a result of the put on May 9, 2003, we are subject to $11.6 of tax recapture on the May LYONs. For the February LYONs, the amount of the total recapture calculated on the first put date would be approximately $54.8 on February 6, 2004.

          The LYONs are subject to conversion to SPX common shares only if certain contingencies are met. These contingencies include:

(1) Our average stock price exceeding predetermined accretive values of SPX’s stock price each quarter (see below);

(2) During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level;

(3) Upon the occurrence of certain corporate transactions, including a change in control.

          In addition, a holder may surrender for conversion, at the accreted value, a LYON for redemption even if it is not otherwise convertible at such time.

          The conversion rights based on predetermined accretive values of SPX’s stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs

Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2003 Third Quarter	$84.95	$82.49
2003 Fourth Quarter	$85.33	$82.97
2004 First Quarter	$85.71	$83.45
2004 Second Quarter	$86.09	$83.93

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

          Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted as of June 30, 2003, the February LYONs and May LYONs would be exchanged for a total of 9.8 shares of our common stock.  If the LYONs had been converted as of January 1, 2003, diluted income per share of common stock from continuing operations would have been $0.63 and $1.11 for the three and six-month periods ended June 30, 2003.

Senior Notes

          In June 2003, we issued $300.0 of 6.25% senior notes pursuant to our universal shelf registration statement.  These notes mature on June 15, 2011. These notes are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

          In December 2002, we issued $500.0 of 7.5% senior notes pursuant to our universal shelf registration statement. These notes mature on January 1, 2013. These notes are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

          The indentures governing the notes contain a number of covenants that limit our ability and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. As of June 30, 2003, our capacity under the indentures to make restricted payments, which include paying cash dividends, purchasing subordinated debt prior to maturity and making restricted investments was limited to $144.6. The covenants contained in the indentures are subject to a number of qualifications and limitations. Under the indentures, none of our subsidiaries are restricted from paying dividends to us.

Other Financing Agreements

          Our compaction equipment business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which the platform has an agreement to sell, on a revolving basis without recourse, certain qualified receivables, of which $37.2 had been sold under the agreement at June 30, 2003. The agreement allows for the sale of up to $37.2 of certain qualified receivables to an unaffiliated third party entity and continues on an evergreen revolving basis unless we provide a three-month notice under the agreement to discontinue the facility. We expect to utilize the agreement in the foreseeable future. If we did not renew the contract, the impact on our financial condition or cash flows would not be material.

          In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of July 25, 2003, we have not yet utilized this program.

Financial Derivatives

          We have entered into interest rate protection agreements (“swaps”) to hedge interest rate risk on our variable rate debt portfolio. Our swaps are accounted for as cash flow hedges, and, as of June 30, 2003, we had outstanding swaps with maturities to November 2009 that effectively convert $1,300.0 of our variable rate debt to a fixed rate of approximately 7%.

          As of June 30, 2003, the pre-tax accumulated derivative loss included in accumulated other comprehensive loss was $108.7 and a long-term liability of $108.7 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

Current Liquidity and Concentration of Credit Risk

          At June 30, we had $579.9 of cash available for use and an unused $500.0 revolver under our credit facility. When adjusted by the $145.6 of letters of credit outstanding at June 30, 2003, $354.4 of the revolver was available for use.

          We believe that current cash and equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements, and required debt service obligations. In addition, we have the ability and may elect to refinance any LYONs, if put, with other debt.

          We have a shelf registration statement for 8.3 shares of common stock that may be issued for acquisitions and we have filed a shelf registration statement enabling us to sell up to $1,000.0 of securities of which $800.0 has been used for the offering of our 6.25% and 7.5% senior notes. The remaining availability under this shelf registration statement may be used in connection with an offering of debt securities and/or common stock for general corporate purposes or for the refinancing of existing debt. In addition, other financing instruments may be used from time to time, including but not limited to private placement instruments, operating leases, capital leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes or to refinance existing debt. In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of July 25, 2003, we have not yet utilized this program.

          We were in compliance with all covenants included in our capital financing instruments as of June 30, 2003. We have not paid cash dividends in 2003 or 2002, and we have no current plans to pay cash dividends on our common stock this fiscal year.   However, we have announced that we are reconsidering our policy relating to the payment of a quarterly cash dividend, which was discontinued in 1997. This reconsideration is being undertaken in light of recent changes in tax laws and related shareholder expectations. Our Board of Directors has committed to studying the dividend policy over the remainder of 2003, with a decision to be made for the first quarter of 2004.  As part of the study and ultimate decision, the Board intends to consider various factors including our goal of maintaining investment grade status and sufficient financial flexibility, along with peer group policies and investor input.  The covenants of our senior credit facility as well as the indenture of our senior notes contain certain restriction on the payment of dividends.  See the respective sections in this MD&A as well as the footnotes to the condensed consolidated financial statements for more information on dividend restrictions under our credit facility and senior notes.

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

          As of June 30, 2003, we had $219.5 of certain standby letters of credit outstanding, of which $145.6 reduce the available borrowing capacity on our revolving loans, and approximately $128.5 of surety bonds. Of the total letters of credit and surety bonds outstanding at June 30, 2003, $237.9 are for commercial bid, performance or warranty arrangements related to sales contracts with customers, of which the fees are reimbursed by the customer.  In addition, $69.9 of our standby letters of credit relate to self insurance matters and originate from workers compensation, auto, or general liability claims made against us.  We account for each of these claims as part of our self-insurance accruals.  Except for the previously mentioned matters, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments.

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

          In addition “Factors That May Affect Future Results,” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2002 Annual Report on Form 10-K, and in any subsequent filings, should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

Other Matters

Acquisitions and Divestitures— Consistent with our strategy to focus on building platforms for profitable growth, we continually review each of our businesses pursuant to our “fix, sell or grow” strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business or product line.  In the first half of 2003, we have completed eight strategic bolt-on acquisitions, completed the sale of Inrange in the second quarter and in July we sold our 20% interest in the Assa Abloy door joint venture for $76.2 in cash which will result in a small gain.   All of our decisions regarding acquisitions and divestitures are based on an economic cash flow model. We may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria are met or we may consider further business divestitures when we believe the business has a better strategic fit with another company that increases the overall cash flow returns to investors.   There can be no assurances that our acquisitions or divestitures, individually or in the aggregate, will not have an impact on our capital financing instruments, will be integrated successfully, or that they will not have a negative effect on our results of operations, liquidity or financial condition.

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

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries.  Additionally, we may become subject to significant claims of which we are currently unaware or the claims that we are aware of may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

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

Pending Litigation— On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the US District Court in Detroit. On April 14, 2003, the U.S. District Court entered a scheduling order, which provides for pre-trial proceedings to take place throughout this year. Because no reasonable projections can be made as to the final timing and outcome of the litigation, no gain or loss has been recorded. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

Pension Plans— The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The dramatic declines in the performance of the U.S. financial markets during 2002 combined with the historic lows in long-term interest rates experienced in 2002, resulted in a $220.0 underfunded status for our pension plans at December 31, 2002. Our German pension plans account for $46.6 of the underfunded status at December 31, 2002, as plans in Germany are typically not funded in accordance with local regulations.  The final measurement of the plans’ funded status will be determined in the fourth quarter of 2003 and will be affected by the performance of U.S. financial markets, performance of plan assets, and the level of market interest rates at December 31, 2003. Regardless of the outcome, at this time we do not expect to make any regulatory mandated plan contributions for our primary domestic pension plans in 2003.  In the first six months of 2003, we recorded net pension income of $2.8 compared to $14.2 in the first six months of 2002.  There can be no assurance that future periods will include similar net pension income or regulatory mandated plan contributions.

          In accordance with accounting rules, when the accumulated benefit obligation of a pension plan exceeds the plan assets, a minimum pension liability must be recognized. As a result of the decline in the funded status of our pension plans for reasons during 2002, we were required to record an adjustment to increase our minimum pension liability at December 31, 2002. This adjustment also required the elimination of the pension asset previously recorded as a result of the historical over-funded position of our pension plans. We recorded this non-cash, non-income statement adjustment, net of tax, at December 31, 2002 as a component of accumulated other comprehensive loss in the Consolidated Statement of Shareholders’ Equity. The total pension adjustment amount recorded to the accumulated other comprehensive loss account at June 30, 2003 is $226.8.

Employment—At June 30, 2003, we had approximately 21,300 employees. Approximately 3,700 employees are represented by 19 domestic collective bargaining units. In addition, we have various foreign collective labor arrangements. We generally have experienced satisfactory labor relations at our various locations; however, on July 8, 2002, a labor contract involving hourly employees at our aerospace components business expired without resolution, resulting in an employee strike. The labor contract dispute affected 117 employees. On March 8, 2003, the union employees voted to ratify a new contract, which brought closure to this labor dispute.   In the first six months of 2003, we recorded approximately $2.0 of incremental security and consulting costs associated with this labor contract dispute.

Share Repurchases— During the first six months of 2003, and through July 25, 2003, we repurchased 4.45 shares of our common stock on the open market, for cash of $166.6. Accordingly, under our board approved repurchase program, $83.4 is available for additional repurchases as of the date of this filing.  In addition to the available capacity under the board approved program, our senior note indenture and credit agreement place restrictions on our available capacity; however, that capacity exceeded $83.4 as of the date of this filing.

Significance of Goodwill and Intangibles—We had goodwill of $2,744.2, net intangible assets of $582.8 and shareholders’ equity of $1,698.6 at June 30, 2003. In accordance with SFAS No. 142, we amortize our definite lived intangible assets on a straight-line basis over lives ranging from 3 to 16 years. There can be no assurance that circumstances will not change in the future that will affect the useful lives or the carrying value of our goodwill and intangible assets. In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite-lived intangibles in connection with our long-range forecasting process.  In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise.  Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units were based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units.  Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations are considered. Actual results may differ from these estimates under different assumptions or conditions.  In addition, we continue to monitor impairment indicators in the industries and markets with cyclical demand and pricing behavior including telecommunications, power systems and hydraulic power tools.

Forward-looking Statements

          Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in our Annual Report on 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” and in any subsequent filing, as well as any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

          Management does not believe our exposure to market risk has significantly changed since March 31, 2003 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

ITEM 4. Controls and Procedures

          SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

          In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on April 23, 2003 at which shareholders elected one director to a three-year term expiring in 2006.  The results of the voting in connection with the above item were as follows:

	For	Broker non-vote	Against	Withheld/ Abstain

Proposal 1 - Election of Director
John B. Blystone	68,833,104	—	—	3,992,189

ITEM 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

2.1	—

Merger Agreement, dated March 10, 2001 between SPX Corporation and United Dominion Industries Limited, incorporated herein by reference from our Current Report on Form 8-K filed on March 15, 2001 (file no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

3.2	—	Amended and Restated By-Laws, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (file no. 1-6948).

4.1	—

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

Second Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of June 16, 2003, incorporated herein by reference from our Current Report on Form 8-K filed on June 18, 2003 (file no. 1-6948).

4.18	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.

31.1	—	Rule 13a-14(a) Certifications

32.1	—	Section 1350 Certifications

          (b)  Reports on Form 8-K

          On April 22, 2003, we filed a Form 8-K containing our press release dated April 22, 2003. This press release contained our first quarter 2003 earnings information.

          On June 4, 2003, we filed a Form 8-K containing a press release announcing that updated versions of “Investor Presentation” and “Frequently Asked Questions” are currently available on our Internet homepage.

          On June 10, 2003, we filed a Form 8-K containing an underwriting agreement dated as of June 5, 2003 with J.P. Morgan Securities Inc. as representative of the underwriters named therein for the sale of $300.0 of our 6.25% senior notes due June 15, 2011.

          On June 18, 2003, we filed a Form 8-K containing the indenture governing our 6.25% senior notes due June 15, 2011 that were issued pursuant to our registration statement on Form S-3.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION (Registrant)

Date: July 25, 2003	By	/s/ JOHN B. BLYSTONE

John B. Blystone Chairman, President and Chief Executive Officer

Date: July 25, 2003	By	/s/ PATRICK J. O’LEARY

Patrick J. O’Leary Vice President Finance, Treasurer and Chief Financial Officer

Date: July 25, 2003	By	/s/ RONALD L. WINOWIECKI

Ronald L. Winowiecki Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.	Description

31.1	— Rule 13a - 14(a) Certifications

32.2	— Section 1350 Certifications

For exhibits not filed herewith, see Item 6 for exhibits
incorporated by reference.