Form 10-Q/A
period 2003-06-30
SPX CORP
filed 2003-08-04
CIK 88205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

This amendment is being filed solely to correct an EDGAR-tagging error. In our original filing on July 28, 2003, our third-party filing agent inadvertently tagged as Exhibits 99.1 and 99.2 what should have been tagged as Exhibits 31.1 and 32.1, respectively.

PART II – OTHER INFORMATION

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

SPX CORPORATION (Registrant)

Date: August 4, 2003	By	/s/ JOHN B. BLYSTONE

John B. Blystone Chairman, President and Chief Executive Officer

Date: August 4, 2003	By	/s/ PATRICK J. O’LEARY

Patrick J. O’Leary Vice President Finance, Treasurer and Chief Financial Officer

Date: August 4, 2003	By	/s/ RONALD L. WINOWIECKI

Ronald L. Winowiecki Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.	Description

31.1	— Rule 13a - 14(a) Certifications

32.2	— Section 1350 Certifications

For exhibits not filed herewith, see Item 6 for exhibits
incorporated by reference.