Form 10-K/A
period 2002-12-31
SPX CORP
filed 2003-09-15
CIK 88205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A-1

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

$3,397,327,414 as of June 30, 2003

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

76,618,302 shares as of September 10, 2003

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for its Annual Meeting to be held on April 23, 2003 are incorporated by reference into Part III.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002 (the “Form 10-K/A”) primarily to amend our Consolidated Financial Statements for the years ended December 31, 2000, 2001 and 2002 to reflect the reclassifications of the results of our former subsidiary, Inrange Technologies Corporation, Inc. (“Inrange”), as discontinued operations in accordance with generally accepted accounting principles and to correspondingly modify related disclosures. We completed the sale of Inrange on May 5, 2003. In addition, we are filing a Report of Independent Auditor from Deloitte & Touche LLP relating to all years presented in our Consolidated Financial Statements; we have added Note 18 to our Consolidated Financial Statements, in accordance with generally accepted accounting principles, to reflect events occurring prior to the new date of the independent auditors’ report; we have revised the pro forma net income and pro forma earnings per share amounts included in Note 1 and Note 16 of the Consolidated Financial Statements; and finally we have updated Item 14 in accordance with recently revised SEC rules. We have amended in its entirety each item of our Original Form 10-K that has been affected by the aforementioned changes. The filing of this Form 10-K/A shall not be deemed an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Other than those items mentioned above, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update disclosures on the Original Form 10-K (including disclosures relating to risks, uncertainties and other factors that may affect our future performance and disclosures relating to known trends and uncertainties affecting our business) in any way. For a more recent description of our business and the risk factors that may affect our business, results of operations and financial condition, including the effects of current business and economic conditions in our industries and in our target markets, we urge you to carefully review and consider the various disclosures we have made in our recent reports filed with the Securities and Exchange Commission, including our Current Reports on Form 8-K, our Quarterly Reports on Form 10-Q for the first and second quarters of 2003 and our future filings with the SEC.

ITEM 6. SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	2002	2001	2000	1999	1998
	(In millions, except per share amounts)
Summary of Operations (1)
Revenues	$4,822.3	$3,853.4	$2,445.3	$2,511.7	$1,599.7
Operating income (loss) (2)	609.8	453.3	255.4	293.9	(54.3)
Other income (expense), net (3)	(2.0)	(10.0)	23.6	47.7	(0.3)
Equity earnings in joint ventures	36.6	35.0	34.3	34.7	40.2
Interest expense, net (4)	(170.0)	(133.7)	(110.3)	(126.7)	(43.7)

Income (loss) from continuing operations before income taxes	474.4	344.6	203.0	249.6	(58.1)
Income tax (expense) benefit	(185.5)	(154.7)	(83.1)	(160.7)	4.1

Income (loss) from continuing operations before a change in accounting principle	288.9	189.9	119.9	88.9	(54.0)
Income (loss) from discontinued operations, net of tax (5)	(12.9)	(16.9)	69.6	12.6	12.3
Change in accounting principle (6)	(148.6)	—	—	—	—

Net income (loss)	$127.4	$173.0	$189.5	$101.5	$(41.7)

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations before change in accounting principle	$3.55	$2.61	$1.95	$1.43	$(1.27)
Income (loss) from discontinued operations	(0.16)	(0.23)	1.13	0.22	0.30
Change in accounting principle	(1.83)	—	—	—	—

Net income (loss) per share	$1.56	$2.38	$3.08	$1.65	$(0.97)

Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations before change in accounting principle	$3.48	$2.56	$1.89	$1.42	$(1.27)
Income (loss) from discontinued operations	(0.15)	(0.23)	1.09	0.21	0.30
Change in accounting principle	(1.79)	—	—	—	—

Net income (loss) per share	$1.54	$2.33	$2.98	$1.63	$(0.97)

Weighted average number of common shares outstanding:
Basic	81.4	72.6	61.6	61.5	43.1
Diluted	82.9	74.1	63.5	62.1	43.1
Dividends paid (7)	—	—	—	—	$820.7
Other Financial Data:
Total assets	$7,091.5	$7,080.1	$3,164.6	$2,846.0	$2,968.3
Total debt	2,694.9	2,611.2	1,289.9	1,110.6	1,510.3
Other long-term obligations	1,315.6	1,326.1	556.6	518.3	427.9
Shareholders’ equity	1,692.4	1,715.3	608.2	552.3	390.5
Capital expenditures	88.5	136.9	118.1	96.5	61.8
Depreciation and amortization	120.8	149.4	94.0	95.8	62.0

(1)	On May 24, 2001, we completed the acquisition of UDI in an all-stock acquisition. On October 6, 1998, we completed the merger of SPX and General Signal Corporation (GSX), which was accounted for as a reverse acquisition of SPX by GSX. See Note 4 to our Consolidated Financial Statements for further discussion on our acquisitions.

(2)	In 2002, we recorded $94.4 of special and other charges, of which $12.6 is recorded in cost of products sold, primarily associated with the restructuring initiatives to consolidate manufacturing facilities, rationalize certain product lines and asset impairments.

In 2001, we recorded $69.1 of special and other charges, of which $8.6 is recorded in cost of products sold, primarily associated with the restructuring initiatives to consolidate manufacturing facilities, rationalize certain product lines and asset impairments, as well as costs associated with the relocation of our corporate offices to Charlotte, North Carolina.

In 2001, we recorded a $15.6 net gain primarily related to an arbitration award from Snap-on Incorporated. See Note 15 to our Consolidated Financial Statements for further discussion.

In 2000, we recorded special and other charges of $93.7, of which $12.3 is recorded in cost of products sold, primarily associated with restructuring initiatives to consolidate manufacturing facilities, rationalize certain product lines and asset impairments.

In 1999, we recorded special and other charges of $27.8 associated with restructuring actions initiated throughout the businesses.

In 1998, we recorded special and other charges of $94.7, which included $69.3 of costs associated with closing the former GSX corporate office and $25.4 of restructuring costs related to GSX operations. Additionally, we recorded $102.7 of other one-time charges related to the General Signal merger and other restructuring.

(3)	In 2002, we recorded a loss of $10.3 related to the sale of substantially all of the assets and liabilities of a non-strategic machinery equipment product line and a material handling product line, which was partially offset by a gain on the settlement of a contract dispute.

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

(4)	In April 2002, the FASB issued Statement of Accounting Standards, or SFAS No. 145 “Rescission of Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Effective July 1, 2002, we early adopted the provisions of SFAS No. 145. In accordance with the provisions regarding the gains and losses from the extinguishment of debt, we recorded an $8.2 charge to interest expense in 2002 as a result of our July 25, 2002 and December 27, 2002, credit facility refinancing. In addition, this statement requires that gains and losses classified as extraordinary items in prior periods that do not meet the criteria for classification as extraordinary items as a result of adopting SFAS No. 145, shall be reclassified. In 2000 and 1999, we had previously recorded extraordinary items related to losses from early extinguishments of debt of $8.8 ($15.0 pre-tax) and $6.0 ($10.0 pre-tax), respectively. In accordance with the transition provisions of SFAS No. 145, we have in this presentation reclassified the pre-tax losses, related to the early extinguishment of debt, of $15.0 for 2000 and $10.0 for 1999 to interest expense. Additionally, the related income tax benefit of $6.2 for 2000 and $4.0 for 1999 has been reclassified to income tax expense.

(5)	We completed the sale of Inrange on May 5, 2003. The results of Inrange are reclassified and reflected as discontinued operations for all periods presented.

(6)	In 2002, we recorded a charge of $148.6 for a change in accounting principle as a result of adopting the provisions of SFAS No. 142. See Note 10 to our Consolidated Financial Statements for further discussion of this charge.

(7)	In connection with the GSX merger in 1998, we made a special dividend payment of $784.2, which was distributed to GSX shareholders.

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

Overview

We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential. We are a multinational corporation with operations in over 20 countries and approximately 23,400 employees worldwide. Our strategy is to create market advantages through technology, service and product leadership by expanding our market focus to offer full customer solutions and by building critical mass through strategic acquisitions. Our business strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication.

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

Discontinued Operations

In the first quarter of 2003, as part of our ongoing strategic review process, we evaluated several alternatives for our Inrange Technologies Corporation (“Inrange”) subsidiary, part of our Technical Products and Systems segment, and concluded that it was a better strategic fit with another company. Therefore, on May 5, 2003, we completed the sale of our ownership of the outstanding shares of Inrange to Computer Network Technology Corporation (“CNT”). Our portion of the cash proceeds was $148.5, after a $24.5 settlement of an inter-company note payable by us to Inrange. See Note 4 of our Consolidated Financial Statements for more information on our sale of Inrange to CNT.

We have accounted for Inrange as a discontinued operation, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The results of Inrange for all periods presented are included in the Consolidated Financial Statements as discontinued operations. In addition, unless otherwise indicated, amounts provided in this MD&A pertain to continuing operations only. Included in the results of discontinued operations are the $98.0 ($57.6 after-tax) gain recorded for the September 2000 initial public offering of Inrange. See Note 7 of our Consolidated Financial Statements for more information on the initial public offering.

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

We estimate that we will achieve operating cost reductions in 2003 and beyond through reduced employee and manufacturing costs and other facility overhead. The estimated period in which we realize savings on our restructuring actions is on average approximately twelve months from the date of completion. For restructuring actions announced in 2002, we estimate that cost savings in the twelve months following the date of completion will be approximately $63.0 per year. Estimated costs savings will be realized in cost of products sold and selling, general, and administrative expenses.

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

Allowance for Doubtful Accounts—We estimate losses for uncollectable accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable.

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

Stock Based Compensation

We have a stock based compensation plan, including stock option and restricted stock awards. We account for our stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, except for restricted stock awards, no stock option expense is recognized. We have adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” Refer to revised Notes 1 and 16 of our Consolidated Financial Statements for the disclosure information required under SFAS No. 148.

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

Technical Products and Systems

The Technical Products and Systems segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances, and acquisitions. This segment includes operating units that design, manufacture and market laboratory and life science products and services, security and integrated building life-safety systems and services, broadcast and communications systems, and electrical test and measurement solutions.

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

In 2002, we reported revenues of $4,822.3 compared to $3,853.4 in 2001. Organic revenues, which are revenues excluding acquisitions or dispositions, declined approximately 2.2% in 2002 compared to 2001. The decline in organic revenues was a result of many factors including, but not limited to, global economic conditions, particularly conditions in U.S. industrial markets, and the negative impact of volume and pricing dynamics at our power systems businesses.

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

In addition to the acquisition of UDI, during 2001 we completed twelve acquisitions for an aggregate purchase price of $484.0, net of cash acquired. In the aggregate, the acquired companies had revenues of $260.8, $70.1 and $56.8 in the twelve months prior to the respective dates of acquisition in the Technical Products and Systems, Industrial Products and Services and Flow Technology segments, respectively. During 2002, we completed thirteen acquisitions for an aggregate purchase price of $263.7, net of cash acquired. In the aggregate, based on information provided by the sellers, the companies had revenues of $161.2, $9.6, $315.5 and $4.8 in the twelve months prior to the respective dates of acquisition in the Technical Products and Systems, Industrial Products and Services, Flow Technology and Service Solutions segments, respectively. These acquisitions are not material individually or in the aggregate. For further discussion on acquisitions and divestitures, see Note 4 to our Consolidated Financial Statements.

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

Pro Forma Performance Results

Consolidated Pro Forma Results

Regulation S-X of the Securities and Exchange Commission stipulates that the MD&A shall cover the three year period covered by the financial statements and shall use year-to-year comparisons or other formats that in the registrant’s judgment enhance a reader’s understanding. Further, it is stipulated that where the consolidated financial statements reveal material changes from year-to-year in one or more line items, the causes for the changes shall be described to the extent necessary to an understanding of the registrant’s business as a whole; provided, however, that if the causes for a change in one line items also related to other line items, no repetition is required and a line-by-line analysis of the financial statements as a whole is not required or generally appropriate. With revenues for the twelve months ended December 31, 2000 of $2,445.3 and $2,366.2 for SPX and UDI, respectively, UDI increased our revenues by approximately 97%. Accordingly, we believe that the following pro forma results of operations will facilitate a more meaningful analysis of our results of operations.

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

	2002	2001	2000
Revenues	$4,822.3	$4,747.8	$4,811.5
Gross margin (1)	1,565.2	1,488.8	1,499.0
% of revenues	32.5%	31.4%	31.2%
Selling, general and administrative expense (2)	866.3	878.3	902.0
% of revenues	18.0%	18.5%	18.7%
Intangible amortization	7.3	4.9	5.4
Special and other charges	81.8	60.5	125.2

Operating income	609.8	545.1	466.4
Other income (expense), net	(2.0)	(9.7)	13.7
Equity earnings in joint ventures	36.6	35.0	34.3
Interest expense, net	(170.0)	(156.3)	(171.4)

Income before income taxes	474.4	414.1	343.0
Provision for income taxes	(185.5)	(165.9)	(145.4)

Income from continuing operations before change in accounting principle	$288.9	$248.2	$197.6

Capital expenditures	$88.5	$164.1	$171.9
Depreciation and amortization	120.8	117.3	122.7

(1)	Includes $12.6, $8.6 and $15.4 of charges to cost of products sold, in 2002, 2001 and 2000, respectively, associated with discontinued product lines and other product changes associated with restructuring initiatives.
(2)	2001 includes a $15.6 net gain associated with the Snap-on patent arbitration award and other legal matters.

Consolidated Pro Forma Results: 2002 Compared To 2001

Revenues — In 2002, revenues increased by 1.6% compared to 2001 primarily due to an increase in the Technical Products and Systems and Flow Technology segments, which increased 18.4% and 6.6%, respectively. Revenues in the Industrial Products and Services segment decreased by 10.1% compared to the prior year, while the Service Solutions segment declined by 0.8%. Revenues in the Technical Products and Systems segment increased primarily due to acquisitions completed in 2001 and 2002 and organic revenue growth in the security and building systems and communication solutions platforms. The increase in revenues in Flow Technology was primarily due to the acquisition of Balcke Cooling Products Group (“Balcke”) from Babcock Borsig AG in the third quarter of 2002 and the acquisition of Daniel Valve Company, in the second quarter of 2002. Revenue growth from these acquisitions and organic growth in the cooling technologies and services platform offset organic revenue decline in process and fluid handling equipment. Revenues in the Industrial Products and Services segment were lower primarily due to the decline in demand and an increase in pricing pressures at our power systems unit in the second half of 2002, the sale of the door products business on May 31, 2001 into a joint venture with Assa Abloy and the sale of certain non-core assets in 2001 and 2002.

Gross margin — In 2002, gross profit margins increased from the prior year. We recorded charges to cost of products sold of $12.6 and $8.6 in 2002 and 2001, respectively, for discontinued products associated with restructuring and other product changes. Excluding these charges recorded in cost of products sold, each segment experienced improved gross margins other than the Service Solutions segment, which recorded gross margins of 12.0% in 2002 compared to 12.4% in 2001. The improvement in consolidated gross margins was primarily a result of progressive cost reduction actions across the company, including manufacturing process and supply chain rationalization, plant closings, discontinuance of non-performing product lines and progressive material savings through the use of a reverse auction procurement model.

Selling, general and administrative expense (SG&A) — In 2002, SG&A expense was $866.3, or 18.0% of revenues, compared to $878.3, or 18.5% of revenues in 2001. The reduction in SG&A expense was primarily due to the elimination of redundant administrative overhead and support activities and the restructuring and repositioning of sales and marketing organizations to eliminate redundancies in these activities. On December 27, 2001, we received a favorable arbitration award associated with the patent infringement claim against Snap-on. In addition, we realized expenses associated with certain commercial legal matters, including the VSI contract litigation. It is our policy to recognize gains when realized and accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the loss or expenses probable and they can be reasonably estimated. Accordingly, in total we recognized a $15.6 net gain that was recorded as a reduction in selling, general and administrative expense in the fourth quarter of 2001.

Intangible amortization — In 2002, intangible amortization was $7.3 compared to $4.9 in 2001. The increase was due to bolt-on acquisitions completed in 2001 and 2002.

Special and other charges — We recorded special charges of $81.8 in 2002 and $60.5 in 2001. These special charges were primarily associated with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. In addition, we recorded charges to cost of products sold of $12.6 and $8.6 in 2002 and 2001, respectively, for discontinued product lines and other product changes associated with restructuring initiatives.

	2002(1)	2001(2)
Employee termination costs	$43.2	$18.1
Facility consolidation costs	10.4	13.9
Other cash costs	9.1	9.6
Non cash asset write-downs	31.7	25.9
In-process technology	—	1.6

Total	$94.4	$69.1

(1)	$12.6 of non cash inventory write-downs is recorded as a component of cost of products sold.
(2)	$8.6 of non cash inventory write-downs is recorded as a component of cost of products sold.

Other expense, net — In 2002, other expense of $2.0 is primarily related to a loss of $10.3 on the sale of substantially all of the assets and liabilities of a non-strategic machinery equipment product line and a material handling product line, which was mainly offset by a gain on the settlement of a contract dispute. In 2001, other expense of $9.7 primarily is comprised of an $11.8 loss on the sale of our electric motor product line recognized in the second quarter.

Interest expense, net — In 2002, interest expense was $170.0 compared to $156.3 in 2001. Interest expense in 2002 includes a $8.2 early extinguishment of debt charge as well as $14.8 for interest rate swaps terminated in connection with our Restated Credit Agreement.

Income taxes — The effective income tax rates in 2002 and 2001 were 39.1% and 40.1%, respectively. The expected effective income tax rate for 2003 is approximately 37.0%. The tax rate may vary from year to year due to the mix of domestic and foreign income, impact of special charges and eligibility of certain tax credits.

Consolidated Pro Forma Results: 2001 Compared To 2000

Revenues — In 2001, revenues decreased by 1.3% compared to 2000 primarily due to a decline in the Service Solutions and Industrial Products and Services segments, which declined 12.1% and 7.6%, respectively. Revenues in the Technical Products and Systems segment increased by 30.0% compared to the prior year while the Flow Technology segment declined by 2.7%. Revenues in the Service Solutions segment declined primarily due to a decline in automobile industry production, timing of new product launches of specialty tool programs, and the decision to exit the emissions business. Revenues in the Industrial Products and Services segment were lower primarily due to the sale of the door products business on May 31, 2001 into a joint venture with Assa Abloy and the sale of GS Electric on May 18, 2001. Technical Products and Systems revenues were stronger primarily due to bolt-on acquisitions including Kendro, completed in 2001, and increased demand for broadcast and communications systems and security and building systems in 2001.

Gross margin — In 2001, gross profit margins were down slightly from the prior year. We recorded charges to cost of products sold of $8.6 and $15.4 in 2001 and 2000, respectively, for discontinued products associated with restructuring and other product changes. Excluding $1.8 and $2.5 of special charges recorded in cost of products sold in 2001 and 2000, respectively, gross margins in the Industrial Products and Services segment were 2.4% lower than the previous year, primarily due to lower volumes and integration and facility launch costs at both our precision die-cast operation in Wales, England and our hydraulic power units and controlled force tools business. Excluding $6.8 and $11.7 of special charges recorded in cost of products sold in 2001 and 2000, respectively, the Service Solutions segment 2001 gross profit margins were flat on a comparable basis. Excluding $1.2 of special charges recorded in cost of products sold in 2000, the Flow Technology segment experienced gross profit margins of 0.9% above the prior year primarily due to cost saving initiatives achieved in the period with the integration of UDI and improved performance at our valve businesses.

Selling, general and administrative expense (SG&A) — In 2001, SG&A expense was $878.3, or 18.5% of revenues, compared to $902.0, or 18.7% of revenues in 2000. On December 27, 2001, we received a favorable arbitration award associated with the patent infringement claim against Snap-on. In addition, we realized expense associated with certain commercial legal matters, including the VSI contract litigation. It is our policy to recognize gains when realized and accrue for estimated losses from legal action or claim, including legal expenses, when events exist that make the realization of the loss or expense probable and they can be reasonably estimated. Accordingly, in total we recognized a $15.6 net gain that was recorded as a reduction in selling, general and administrative expenses in the fourth quarter of 2001. Excluding this gain, SG&A expense was $893.9, a decrease of 0.9% compared to 2000.

Intangible amortization — In 2001, intangible amortization was $4.9 compared to $5.4 in 2000.

Special and other charges — We recorded special charges of $60.5 in 2001 and $125.2 in 2000. These special and other charges were primarily associated with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. In addition, we recorded charges to cost of products sold of $8.6 and $15.4 in 2001 and 2000, respectively, for discontinued product lines and other product changes associated with restructuring initiatives.

	2001(1)	2000(2)
Employee termination costs	$18.1	$36.0
Facility consolidation costs	13.9	27.4
Other cash costs	9.6	10.9
Non cash asset write-downs	25.9	66.3
In-process technology	1.6	—

Total	$69.1	$140.6

(1)	$8.6 of non cash inventory write-downs is recorded as a component of cost of products sold.
(2)	$15.4 of non cash inventory write-downs is recorded as a component of cost of products sold.

Other income (expense), net — In 2001, other expense of $9.7 primarily is comprised of the loss on the sale of our electric motor product line recognized in the second quarter. In 2000, other income of $13.7 is primarily comprised of the settlement of a patent infringement suit against American Power Conversion Corporation. We received gross proceeds of $48.0 and recognized a gain of $23.2, net of legal costs and other related expenses. The infringement award related to a previously divested business, accordingly, it was recorded as other income in the second quarter of 2000.

Interest expense, net — In 2001, interest expense was $15.1 lower than the comparable period in 2000 primarily due to lower average interest rates.

Income taxes — The effective income tax rates in 2001 and 2000 were 40.1% and 42.4%, respectively.

Segment Pro Forma Results

	2002	2001	2000
Revenues:
Technical Products and Systems	$1,113.9	$940.6	$723.7
Industrial Products and Services	1,603.2	1,782.4	1,928.0
Flow Technology	1,385.7	1,299.4	1,335.0
Service Solutions	719.5	725.4	824.8

Total	$4,822.3	$4,747.8	$4,811.5

Segment income:
Technical Products and Systems	$222.9	$186.1	$144.0
Industrial Products and Services	233.0	237.5	284.6
Flow Technology	219.3	158.9	142.2
Service Solutions	86.5	89.9	96.7

Total Segment Income	761.7	672.4	667.5

General Corporate	(57.5)	(58.2)	(60.5)
Special and Other Charges	(94.4)	(69.1)	(140.6)

Total Consolidated Operating Income	$609.8	$545.1	$466.4

Segment Pro Forma Results 2002 Compared To 2001

Technical Products and Systems

Revenues — In 2002, revenues increased by 18.4% compared to 2001 primarily due to bolt-on acquisitions completed in 2001 and 2002, the most significant of which was Kendro, and increased demand for broadcast and communications systems and security and building systems.

Segment Income — In 2002, segment income was $222.9 compared to $186.1 in 2001. The increase is due to higher revenues in 2002.

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

Segment Pro Forma Results 2001 Compared To 2000

Technical Products and Systems

Revenues — In 2001, revenues increased by 30.0% compared to 2000 primarily due to increased demand for broadcast and communications systems and services and security and building systems in 2001 as well as acquisitions completed in 2001.

Segment Income — In 2001, segment income was $186.1 compared to $144.0 in 2000. The increase is primarily due to higher revenues realized in this segment in 2001.

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

General Corporate Expense

General corporate expenses were $58.2 in 2001 compared to $60.5 in 2000. The reduction was primarily due to the reduction in UDI corporate expenses after the completion of the acquisition on May 24, 2001.

Reported Performance Results

Consolidated Reported Results

	2002	2001	2000
Revenues	$4,822.3	$3,853.4	$2,445.3
Gross margin (1)	1,565.2	1,247.9	785.6
% of revenues	32.5%	32.4%	32.1%
Selling, general and administrative expense (2)	866.3	672.3	413.7
% of revenues	18.0%	17.4%	16.9%
Goodwill and intangible amortization	7.3	61.8	35.1
Special charges	81.8	60.5	81.4

Operating income	609.8	453.3	255.4
Other income (expense), net	(2.0)	(10.0)	23.6
Equity earnings in joint ventures	36.6	35.0	34.3
Interest expense, net	(170.0)	(133.7)	(110.3)

Income before income taxes	474.4	344.6	203.0
Provision for income taxes	(185.5)	(154.7)	(83.1)

Income from continuing operations before change in accounting principle	288.9	189.9	119.9
Income (loss) from discontinued operations, net of tax	(12.9)	(16.9)	69.6
Change in accounting principle	(148.6)	—	—

Net income	$127.4	$173.0	$189.5

Capital expenditures	$88.5	$136.9	$118.1
Depreciation and amortization	120.8	149.4	94.0

(1)	Includes $12.6, $8.6 and $12.3 of charges to cost of products sold in 2002, 2001 and 2000 respectively, associated with discontinued product lines and other product changes associated with restructuring initiatives.
(2)	Includes a $15.6 net gain in 2001 associated with the Snap-on patent arbitration award and other legal matters.

Segment Reported Results

	2002	2001	2000
Revenues:
Technical Products and Systems	$1,113.9	$877.0	$563.2
Industrial Products and Services	1,603.2	1,391.4	893.3
Flow Technology	1,385.7	912.5	286.8
Service Solutions	719.5	672.5	702.0

Total	$4,822.3	$3,853.4	$2,445.3

Segment income:
Technical Products and Systems	$222.9	$179.3	$125.0
Industrial Products and Services	233.0	186.5	156.6
Flow Technology	219.3	136.0	35.2
Service Solutions	86.5	68.5	69.1

Total Segment Income	761.7	570.3	385.9

General Corporate	(57.5)	(47.9)	(36.8)
Special and Other Charges	(94.4)	(69.1)	(93.7)

Total Consolidated Operating Income	$609.8	$453.3	$255.4

Reported Performance Results: 2002 Compared To 2001

Revenues — Revenues of $4,822.3 in 2002 increased by $968.9, or 25.1%, from $3,853.4 in 2001. By segment, revenues increased by 27.0% in the Technical Products and Systems segment, 15.2% in the Industrial Products and Services segment, 51.9% in the Flow Technology segment and 7.0% in the Service Solutions segment. The increase in revenues was primarily due to the acquisition of UDI on May 24, 2001 and bolt-on acquisitions completed in 2001 and 2002. Revenues in 2001 included seven months of the UDI businesses. Excluding the impact of all acquisitions or divestitures, the primary units that experienced growth in the period included our security and building systems and broadcast and communications systems and solutions business in our Technical Products and Systems segment, our cooling technologies and services business in our Flow Technology segment and our compaction equipment business in our Industrial Products and Services segment. A decline in revenue, excluding the impact of any acquisitions or divestitures, resulted from a decline in sales at our power systems business, which affected the Industrial Products and Services segment, reduced demand for process and fluid handling equipment in the Flow Technology segment and lower volumes in our Service Solutions segment.

Operating Income — Operating income in 2002 was $609.8 compared to $453.3 in 2001. The increase in operating income is primarily due to the acquisition of UDI on May 24, 2001, cost reduction actions across the company and the cessation of the amortization of goodwill and indefinite lived intangible assets with the adoption of SFAS No. 142.

Other expense, net — In 2002, we recorded a loss of $10.3 related to the sale of substantially all of the assets and liabilities of a non-strategic machinery equipment product line and a material handling product line, which was mainly offset by a gain on the settlement of a contract dispute. In 2001, other expense of $10.0 primarily is comprised of an $11.8 loss on the sale of our electric motor product line recognized in the second quarter.

Interest expense, net — In 2002, interest expense was $170.0 compared to $133.7 in 2001. The higher interest expense is due to the acquisition of UDI on May 24, 2001 and the refinancings in 2002, which resulted in a $8.2 early extinguishment of debt charge as well as $14.8 for interest rate swaps terminated in connection with our Restated Credit Agreement.

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

Reported Performance Results: 2001 Compared To 2000

Revenues — Revenues of $3,853.4 in 2001 increased by $1,408.1, or 57.6%, from $2,445.3 in 2000. By segment, revenues increased by 55.7% in the Technical Products and Systems segment, 55.8% in the Industrial Products and Services segment, and 218.2% in the Flow Technology segment. The increase in revenues in each segment is primarily due to the acquisition of UDI on May 24, 2001 and bolt-on acquisitions completed in 2001 and 2000. Revenues in 2001 included seven months of the UDI businesses. The Service Solutions segment revenues declined by 4.2% primarily due to the decision to exit the emissions business and the timing of new product launches of specialty tool programs in 2000. Excluding the impact of all acquisitions or divestitures, the primary units that experienced growth in the period included our security and building systems and broadcast and communications systems and services platforms in our Technical Products and Systems segment, strong demand for power systems and precision die-castings in our Industrial Products and Services segment. Other than the decline in revenue at our Service Solutions segment, a decline in revenue, excluding the impact of any acquisitions or divestitures, was experienced at our hydraulic and filtration units in our Industrial Products and Services segment.

Operating Income — Operating income in 2001 was $453.3 compared to $255.4 in 2000. The increase in operating income is primarily due to the acquisition of UDI on May 24, 2001, the increase in revenues at certain units in our Technical Products and Systems, Industrial Products and Services and Flow Technology segments in addition to cost reduction actions across the company.

Other income (expense), net — In 2001, other expense of $10.0 primarily is comprised of the loss on the sale of our electric motor product line recognized in the second quarter. In 2000, other income of $23.6 is primarily comprised of the settlement of a patent infringement suit against American Power Conversion Corporation. We received gross proceeds of $48.0 and recognized a gain of $23.2, net of legal costs and other related expenses. The infringement award related to a previously divested business, accordingly, it was recorded as other income in the second quarter of 2000.

Interest expense, net — In 2001, interest expense was $133.7 compared to $110.3 in 2000. The higher interest expense in 2001 is due to the acquisition of UDI on May 24, 2001. Interest expense in 2000 included $15.0 associated with a debt refinancing in the first quarter.

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

Research and Development

Internal research and development costs are expensed to selling, general, and administrative expense, as incurred. Costs incurred in the research and development of new software included in products are charged to expense as incurred until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” until the product is available for general release. Such costs are amortized over the lesser of three years or the economic life of the related products and the amortization is included in cost of products sold. We expensed as a component of selling, general, and administrative expense, approximately $95.5 of research and development costs in 2002, $81.3 in 2001 and $51.9 in 2000.

Pension Plans

We recorded net pension income of $26.9 in 2002, $38.2 in 2001, and $45.6 in 2000. The calculation of pension benefit income uses an expected rate of return on plan assets. The difference between the estimated return and the actual return is treated as an unrecognized gain or loss and this amount is amortized into the calculation of pension results in future periods. As of December 31, 2002, the aggregate unrecognized loss position of our pension plans was $443.1. The majority of this unrecognized loss stems from the unexpected recent decline in the performance of U.S. financial markets coupled with historic lows in interest rates. Future net pension income or expense is dependent upon many factors including level of employee participation in the plans, plan amendments, discount rates and the changes in market value of the plans’ assets, which, in turn depends on a variety of economic conditions. Accordingly, there can be no assurance that future periods will include similar amounts of net pension income. Based on an assumed expected long-term rate of return on assets of 8.50% in 2003 and the change in our unrecognized loss position during 2002, we expect net pension income to decrease by approximately $20.0 in 2003.

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

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used. Realization of deferred tax assets associated with the net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. We believe that there is a risk that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance increased by $22.3 in 2002, and $24.7 in 2001.

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

	2002	2001	2000
Cash flows from (used in) continuing operations
Cash flow from operating activities	$448.5	$483.0	$165.6
Cash flow used in investing activities	(232.7)	(485.2)	(298.9)
Cash flow from (used in) financing activities	(90.2)	416.7	53.9
Cash flows from (used in) discontinued operations	(29.7)	(28.2)	74.3

Net increase (decrease) in cash and equivalents	$95.9	$386.3	$(5.1)

In 2002, cash flows from operating activities were $448.5 compared to cash flows from operating activities of $483.0 in 2001. The decrease in operating cash flow was primarily due to $85.8 cash spending on restructuring activities compared to $50.8 in 2001, the discontinuance of a vendor financing program at our compaction equipment business which resulted in a cash outflow of $21.5, and a net increase in working capital outflows. The increase in restructuring spending as compared to 2001, was primarily due to the completion of UDI integration actions as well as the completion of previously initiated restructuring actions. At December 31, 2002, a total of $48.7 of restructuring liabilities remained on the consolidated balance sheet as disclosed in Note 6 of our Consolidated Financial Statements. With the exception of certain multi-year operating lease and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. In addition, we expect to take charges against earnings in 2003 in connection with implementing additional cost reduction actions at certain of our businesses. We have estimated these charges to be between $80.0 and $100.0, but they could be higher or lower than this range. Where we cannot fully quantify the amount of cash and non-cash portion of the charges in 2003, we expect that the operating cash outflow associated with these actions will also be in the range of $80.0 to $100.0.

The primary driver of the working capital outflows in 2002 was the timing of certain payments, which were partially offset with working capital improvements, measured as a percent of revenue, at our Service Solutions segment, our Flow Technology segment, and our compaction equipment business, as well as cash received from a legal award.

In 2002, cash flows used in investing activities were $232.7, a decrease of $252.5 compared to cash flows used in investing activities of $485.2 in 2001. The decrease was primarily due to the following:

•	Proceeds from asset sales in 2002 were $100.9 compared to $182.9 in 2001. Cash proceeds from asset sales in 2002 were primarily composed of the divestures of a non-strategic machinery and material handling product line, as well as sales of non-core plant and equipment. Cash proceeds from asset sales in 2001 were generated from the disposition of seven product lines as well as $96.0 received from the sale of our door products business into a joint venture with Assa Abloy whereby we also received a 20% ownership in the joint venture.

•	Cash used for business acquisitions was $271.1, or 53.3%, greater in 2001 as compared to 2002. In 2001, acquisition spending included cash used for the UDI acquisition as well as $320.0 for the acquisition of Kendro, our largest bolt-on acquisition in history in terms of purchase price. Excluding the cash spent in 2001 for Kendro and UDI, cash used for acquisitions increased $98.5, or 70.8%, as compared to 2001 as we completed thirteen bolt-on acquisitions in 2002.

•	Cash used for capital expenditures was $88.5 in 2002 compared to $136.9 in 2001. The decrease in capital expenditures was primarily due to the fact that 2001 results included incremental spending on various plant expansion projects as well as new capital deployed at the recently acquired UDI businesses. In addition, 2002 was positively impacted by a disciplined cost containment program to reduce capital spending in businesses that are experiencing cyclical end market demand changes.

•	A measure of cash flow performance used by analysts and investors that follow multi-industrial companies is free cash flow, which is defined as cash flows from operating activities less capital expenditures. Cash flows from operating activities of $448.5, $483.0, $165.6 in 2002, 2001 and 2000, respectively, less respective capital expenditures of $88.5, $136.9 and $118.l resulted in free cash flow in 2002, 2001 and 2000 of $360.0, $346.1 and $47.5, respectively.

In 2002, cash used in financing activities was $90.2 compared to cash from financing activities of $416.7 in 2001. The change resulted from the following:

•	Net borrowings were $24.9 in 2002 compared to $371.8 in 2001. In 2002, we amended and restated our senior credit facility, which resulted in a $387.7 net reduction of our variable rate debt portfolio, and we paid down $58.0 of other indebtedness. These payments were offset by the issuance of $500.0 in senior notes in December 2002. Net borrowings in 2001 were higher than 2002 primarily due to the 2001 issuance of the February LYONs and the refinancing of debt acquired from UDI.

•	In 2002, we repurchased 3.6 shares of our common stock for $172.9 in cash. We did not repurchase any common stock in 2001.

•	In 2002, we received $24.2 from the exercise of stock warrants. This was offset by $28.1 of cash paid for other financing activities including the termination of four interest rate swaps.

In 2001, cash flows from operating activities were $483.0 compared to cash flows from operating activities of $165.6 in 2000. Excluding the $69.0 in taxes paid in 2000 on the sale of Best Power, operating cash flow increased $248.4. The increase in operating cash flow was primarily due to increased cash net income and improvements in working capital. Non-cash charges to net income for depreciation and amortization of goodwill and intangibles increased by $55.4 from the prior year due to the acquisition of UDI. Improvements in working capital were realized largely due to implementation of our Value Improvement Process at the former UDI units, which reinforces appropriate use of capital. The changes in working capital were primarily from improvements in inventory turns and accounts payable days outstanding. Included in operating activities, were cash outflows of $50.8 and $27.9 in 2001 and 2000, respectively, associated with restructuring activities. The $22.9 increase in restructuring spending as compared to 2000 was primarily related to $29.0 spent in 2001 on UDI integration actions.

In 2001, cash flows used in investing activities were $485.2, an increase of $186.3 compared to cash flow used in investing activities of $298.9 in 2000. The increase was primarily due to the following:

•	Cash used for business acquisitions increased by $343.3, or 207.6%, compared to 2000. The increase was primarily driven by the acquisition of Kendro for $320.0, net of cash received, the largest bolt-on acquisition in our history, offset by decreased spending on other bolt-on acquisitions. In total, cash used for acquisitions excluding Kendro and UDI was $139.1 in 2001 compared to $165.4 in 2000.

•	Cash used for capital expenditures was $136.9 in 2001 compared to $118.1 in 2000. The increase in capital expenditures was primarily due to incremental spending on various plant expansion projects as well as new capital deployed at the UDI businesses acquired in May 2001.

•	Offsetting a portion of the cash uses in 2001 was $182.9 of proceeds from the sale of assets. Included in assets sales were seven divested product lines. These sales included our electric motor product line, a petroleum pump product line acquired with UDI, and five others obtained in the UDI acquisition. In addition, on May 31, 2001, we sold our door products business into a joint venture with Assa Abloy and received $96.0 in cash and a 20% ownership interest in the joint venture. There were no product line or business divestitures in 2000.

In 2001, cash flows from financing activities were $416.7, an increase of $362.8 compared to cash flows used in financing activities of $53.9 in 2000. The increase was the result of:

•	Net borrowings of $371.8 in 2001 compared to $177.5 in 2000. The increase was primarily driven by the issuance of the February LYONs and the refinancing of debt acquired from UDI. The acquired debt of UDI was refinanced primarily by restating our credit facility on May 24, 2001 and cash proceeds from the May LYONs.

Debt

The following summarizes the debt outstanding and unused credit availability, as of December 31, 2002:

	Total Commitment	Amount Outstanding		Unused Credit Availability
Revolving loan	$500.0	$0.0		$416.8	(1)
Tranche A term loan	225.0	225.0		—
Tranche B term loan	410.3	410.3		—
Tranche C term loan	683.7	683.7		—
LYONs, net of unamortized discount of $551.6	858.2	858.2		—
7.5% senior notes	500.0	500.0		—
Other borrowings	17.7	17.7		—

Total	$3,194.9	$2,694.9	(2)	$416.8

(1)	The unused credit availability is reduced by $83.2 of letters of credit outstanding as of December 31, 2002.
(2)	Short-term debt and current maturities of long-term debt were $280.3 as of December 31, 2002.

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

The Restated Credit Agreement is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries (excluding, however our interest in EGS and Door joint ventures).

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

7.5% Senior Notes

On December 27, 2002, we issued $500.0 of 7.5% senior notes pursuant to our universal shelf registration statement, which allows for the issuance of an additional $500.0 of securites after consideration of these notes. These notes mature on January 1, 2013. The net proceeds of $486.0 were used to refinance the Tranche A term loan of our senior credit facility, reduce the Tranche B and Tranche C term loans of our senior credit facility and for general corporate purposes, including the possible repayment of debt. These notes are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

The indenture governing the notes contains a number of covenants that limit our ability and the ability of our subsidiaries, other than an unrestricted subsidiary under the indenture, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. As of December 31, 2002, our capacity to make restricted payments, which include paying cash dividends, purchasing subordinated debt prior to maturity and making restricted investments, was limited to $238.4. The covenants contained in the indenture are subject to a number of qualifications and limitations. Under the indenture, none of our subsidiaries are prohibited from paying dividends to us.

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

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted, the February LYONs and May LYONs would be exchanged for a total of 13.2 shares of our common stock. If the LYONs had been converted as of January 1, 2002, the diluted income per share of common stock from continuing operations would have been $3.22 per share for the period ended December 31, 2002.

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

In 2002, in connection with the Restated Credit Agreement, we terminated four interest rate swaps with an aggregate notional amount $400.0 at a cash cost of $15.5. These interest rate swaps were included in the portfolio of interest rate swaps designated as a cash flow hedge of our variable rate debt portfolio. Because a portion of the future interest payments hedged by these swaps was no longer probable of occurring, we recognized $14.8 in interest expense to reclassify into earnings, from accumulated other comprehensive loss, the fair value of the portion of the swap portfolio hedging future cash flows that no longer are probable of occurring.

Current Liquidity and Principal Payments

We use operating leases to finance certain asset purchases when economically supported by our internal evaluation model. These leases are primarily used to fund capital equipment programs to match payment terms with the expected production use of the equipment, although the expected useful or economic life of the asset is greater. At December 31, 2002, we had $193.5 of future minimum rental payments under leases with remaining non-cancelable terms in excess of one year. The following is a summary of our primary contractual obligations:

Contractual Obligations:	Total	Due within 1 year	Due within 2-3 years	Due within 4-5 years	Due after 5 years
Accounts Receivable Securitization (1)	$31.3	$31.3	$—	$—	$—
Short-Term Debt (2)	251.4	251.4	—	—	—
Long-Term Debt	2,443.5	28.9	80.3	119.6	2,214.7
Future Minimum Lease Payments (3)	193.5	42.4	58.7	40.9	51.5

Total Contractual Cash Obligations (4)	$2,919.7	$354.0	$139.0	$160.5	$2,266.2

(1)	Our compaction equipment business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which the unit has an agreement to sell, on a revolving basis without recourse, certain qualified receivables. See the “Debt” section of this MD&A for more information on this financing arrangement.
(2)	Represents the accreted value of the May LYONs as of December 31, 2002.
(3)	Represents rental payments under leases with remaining non-cancelable terms in excess of one year.
(4)	We do not expect to make any material cash contributions to our primary domestic pension plans in the near future. In 2002, we made cash contributions of $19.2 pursuant to our postretirement benefit plan obligations and we expect to make a similar level of contributions to these plans in 2003.

At December 31, 2002, we had $541.3 of cash available for use and an unused $500.0 revolver under our restated credit facility. When adjusted by the $83.2 of letters of credit outstanding at January 31, 2003, $416.8 of the revolver was available for use.

We believe that current cash and equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements, and required debt service obligations. In addition, we have the ability and may elect to refinance the LYONs, if put, with other debt.

We have a shelf registration statement for 8.4 shares of common stock that may be issued for acquisitions and we have filed a shelf registration statement enabling us to sell up to $1,000.0 of securities of which $500.0 has been used for the offering of our 7.5% senior notes in December 2002. The remaining availability under this shelf registration statement may be used in connection with an offering of debt securities and/or common stock for general corporate purposes or for the refinancing of existing debt. In addition, other financing instruments may be used from time to time including but not limited to private placement instruments, operating leases, capital leases, and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes or to refinance existing debt. In the first quarter of 2003 we entered into an agreement to securitize and sell, on a continuous basis, up to $130.0 of accounts receivable. It is expected that in mid-2003 we will utilize all or a portion of the amount available under this agreement.

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

We continually review each of our businesses pursuant to our “fix, sell or grow” strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we would consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria were met. There can be no assurances that these acquisitions will not have an impact on our capital financing requirements, will be integrated successfully, or that they may not have a negative effect on our operations. In addition “Factors That May Affect Future Results” that follows, “Business Segment Information” included in the MD&A on page 21 of this Form 10-K and “Item. 1 Business” included on page 1 of the original Form 10-K should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The provisions of SFAS No. 143 require that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. We have adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of this statement has not had and is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries and applies immediately to variable interest entities created after January 31, 2003 and to existing entities in the periods beginning after June 15, 2003. Currently, we are still assessing the provisions of FIN 46; however adoption has not had an impact on our financial portion or results of operations.

Subsequent Events

On May 9, 2003, 0.387 of the May LYONs were put to us and settled in cash for $236.9, their accreted value as of May 9, 2003. The 0.028 May LYONs that remain outstanding subsequent to the put have an accreted value of approximately $17.0 and are classified as long-term debt.

In June 2003, we issued $300.0 of 6.25% senior notes pursuant to our universal shelf registration statement. These notes mature on June 15, 2011. These notes are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

In July 2003, we sold our 20% interest in the Assa Abloy door joint venture for $76.2 in cash, which resulted in a small gain.

From January 1, 2003 through September 4, 2003, we repurchased 4.550 shares of our common stock on the open market, for cash of $171.4, of which 0.650 shares of common stock were repurchased for cash of $28.0 subsequent to June 30, 2003. We are subject to various restrictions under our senior secured credit agreement and senior note indenture, which limit our ability to repurchase our stock for cash. The amount available under these restrictions increases by, among other things, 50% of periodic Consolidated Net Income, as defined in each debt instrument. Under the most restrictive covenant, which is presently in our senior note indenture, our available capacity is $116.6 as of September 4, 2003, which includes periodic Consolidated Net Income through June 30, 2003 and all shares repurchased through September 4, 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our indebtedness may affect our business and may restrict our operating flexibility.

At December 31, 2002, we had approximately $2,694.9 in total indebtedness. On that same date, we had $416.8 of available borrowing capacity under our revolving senior credit facility after giving effect to $83.2 reserved for letters of credit outstanding, which reduce the availability under our revolving senior credit facility. In addition, at December 31, 2002, our cash balance was $541.3. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to our Consolidated Financial Statements for further discussion. Subject to certain restrictions set forth in the senior credit facility and the indenture, we may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may in the future renegotiate or refinance our senior credit facility with agreements that have different or more stringent terms or split our senior credit facility into two or more facilities with different terms. The level of our indebtedness could:

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

Many of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including, but not limited to, the automotive industries, which influence our Service Solutions and Industrial Products and Services segments, the electric power and infrastructure markets, which influence our Industrial Products and Services and Flow Technology segments, process equipment, chemical and petrochemical markets, which influence our Flow Technology segment, the non-residential facility construction markets which influence our Technical Products and Systems and Industrial Products and Services segments and the laboratory and life science markets. Accordingly, any downturn or competitive pricing pressures in those or other markets in which we participate could adversely affect us. The recent difficulties at Enron, Dynegy, NRG and other independent power producers has led to a change in the buying habits of some customers in the power generation markets. Demand and price levels for transformers dropped in 2002 and the demand for cooling towers in this market softened in the second half of 2002. Accordingly, we expect that in 2003, operating profit from these products will be lower by approximately $40.0 to $45.0 with a majority of the impact occurring in the first half of 2003. A decline in automotive sales and production may not only affect our sales of components, tools and services to vehicle manufacturers and their dealerships, but also sales of components, tools and services to aftermarket customers, and could result in a decline in our results of operations or a deterioration in our financial condition. Similar cyclical changes could also affect aftermarket sales of products in our other segments. There is also substantial and continuing pressure from the major original equipment manufacturers, particularly in the automotive industry, to reduce costs, including the cost of products and services purchased from outside suppliers such as us. If in the future we were unable to generate sufficient cost savings to offset price reductions, our gross margins could be materially adversely affected. If demand changes and we fail to respond accordingly, our results of operations could be materially adversely affected in any given quarter or period. The downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any material adverse effects to our business. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Business Segment Information.” In addition, certain of our businesses have seasonal fluctuations. In aggregate, our businesses generally tend to be stronger in the second half of the year, particularly in the fourth quarter. As described above, we expect 2003 operating profits derived from the power generation markets will predominately impact the first half of 2003. Accordingly, we expect reported net income in the second half of 2003 to be significantly stronger than the first half on a relative basis compared with prior years.

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

At December 31, 2002, we had goodwill and intangible assets of approximately $3,126.4 and shareholders’ equity of approximately $1,692.4. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 states that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). In accordance with the transition provisions of SFAS No. 142, we recorded a non-cash impairment charge of $148.6 during the first quarter of 2002. As a policy, we will conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite lived intangibles. If future cash flows are insufficient to recover the carrying value of our goodwill and indefinite lived intangibles, we may be required to write off a portion of the balance. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, estimates and judgments that effect the future cash flow projections including principal methods of competition including volume, price, service, product performance and technical innovations are considered. Actual results may differ from these estimates under different assumptions or conditions. Based on the results of the impairment testing performed, no impairment of goodwill or indefinite-lived intangibles exists as of December 31, 2002. We continue to monitor impairment indicators in the industries and markets with cyclical demand and pricing behavior including telecommunications, power systems and industrial hydraulic power units and controlled force tools.

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

As of December 31, 2002, we had approximately 23,400 employees. Approximately 4,000 of our employees are represented by over seventeen domestic, collective bargaining units and various foreign collective labor arrangements. While we generally have experienced satisfactory relations at our various locations, we are subject to work stoppages, local, regional and national union negotiations and potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control at our suppliers or customers.

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

In 2002, approximately 32.3% of our sales were international, including export sales. We are seeking to increase our sales outside the United States. Our international operations require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations also are subject to the following risks:

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

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of SPX Corporation:

We have audited the accompanying consolidated balance sheets of SPX CORPORATION AND SUBSIDIARIES (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of EGS Electrical Group, Inc (“EGS”) the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting (see Note 8) for the year ended September 30, 2000. The Company’s equity of $174.4 in EGS’s net assets of September 30, 2000 and of $30.1 in EGS’s net income for the year then ended are included in the accompanying financial statement. The financial statements of EGS for the period ended September 30, 2000 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EGS in the 2000 consolidated financial statements, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through Statement 133 Implementation Issues, as of January 1, 2001.

As discussed in Notes 2, 3 and 10 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Notes 3 and 13 to the consolidated financial statements, the Company changed its method of accounting for early extinguishment of debt in 2002 to conform to Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections and, retroactively restated the 2000 consolidated financial statements to reclassify loss on early extinguishment of debt, net of income taxes from an extraordinary item to interest expense and provision for income taxes.

As discussed in Notes 4 and 7 to the consolidated financial statements, the Company sold its common stock investment in Inrange Technologies Corporation, a consolidated subsidiary in June 2003. The balances, gain on sale and results of operations and cash flows of Inrange prior to the sale are included in income (loss) from discontinued operations in the accompanying consolidated financial statements.

As discussed in Notes 1 and 16, certain pro forma amounts included in Notes 1 and 16 to the consolidated financial statements have been revised.

Signature

Charlotte, North Carolina

September 4, 2003

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

/s/ KPMG LLP

Chicago, Illinois

December 18, 2000

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2002	2001	2000
	(In millions, except per share data)
Revenues	$4,822.3	$3,853.4	$2,445.3
Costs and expenses:
Cost of products sold	3,257.1	2,605.5	1,659.7
Selling, general and administrative	866.3	672.3	413.7
Goodwill and intangible amortization	7.3	61.8	35.1
Special charges	81.8	60.5	81.4

Operating income	609.8	453.3	255.4
Other income (expense), net	(2.0)	(10.0)	23.6
Equity earnings in joint ventures	36.6	35.0	34.3
Interest expense, net	(170.0)	(133.7)	(110.3)

Income from continuing operations before income taxes	474.4	344.6	203.0
Provision for income taxes	(185.5)	(154.7)	(83.1)

Income from continuing operations before change in accounting principle	288.9	189.9	119.9
Income (loss) from discontinued operations, net of tax	(12.9)	(16.9)	69.6
Change in accounting principle, net of tax	(148.6)	—	—

Net income	$127.4	$173.0	$189.5

Basic earnings per share of common stock:
Income from continuing operations before change in accounting principle	$3.55	$2.61	$1.95
Income (loss) from discontinued operations	(0.16)	(0.23)	1.13
Change in accounting principle	(1.83)	—	—

Net income per share	$1.56	$2.38	$3.08

Weighted average number of common shares outstanding	81.440	72.616	61.592

Diluted earnings per share of common stock:
Income from continuing operations before change in accounting principle	$3.48	$2.56	$1.89
Income (loss) from discontinued operations	(0.15)	(0.23)	1.09
Change in accounting principle	(1.79)	—	—

Net income per share	$1.54	$2.33	$2.98

Weighted average number of common shares outstanding	82.959	74.120	63.502

Comprehensive income (loss):
Foreign currency translation adjustment	142.6	(39.3)	(8.8)
Change in fair value of cash flow hedges, net of tax	(22.9)	(25.6)	—
Minimum pension liability adjustment, net of tax	(226.8)	(2.6)	(1.2)

Other comprehensive loss	(107.1)	(67.5)	(10.0)
Net income	127.4	173.0	189.5

Comprehensive income	$20.3	$105.5	$179.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$541.3	$443.0
Accounts receivable, net	991.8	905.3
Inventories, net	605.0	597.3
Prepaid expenses and other current assets	90.8	127.5
Deferred income taxes	229.9	232.0
Assets of discontinued operations	263.3	123.9

Total current assets	2,722.1	2,429.0
Property, plant and equipment	1,260.8	1,217.7
Accumulated depreciation	(493.5)	(401.5)

	767.3	816.2
Goodwill, net	2,596.0	2,287.7
Intangible assets, net	530.4	679.5
Other assets	475.7	711.3
Assets of discontinued operations	—	156.4

TOTAL ASSETS	$7,091.5	$7,080.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$500.9	$484.8
Accrued expenses	789.3	812.9
Short-term debt	251.4	—
Current maturities of long-term debt	28.9	161.6
Liabilities of discontinued operations	86.7	73.5

Total current liabilities	1,657.2	1,532.8
Long-term debt	2,414.6	2,449.6
Deferred income taxes	595.1	722.5
Other long-term liabilities	720.5	603.6
Liabilities of discontinued operations	—	31.3

Total long-term liabilities	3,730.2	3,807.0

Minority interest	11.7	25.0

Shareholders’ equity:
Common stock	868.0	833.0
Paid-in capital	863.3	722.5
Retained earnings	478.2	350.8
Unearned compensation	(46.1)	—
Accumulated other comprehensive loss	(197.6)	(90.5)
Common stock in treasury	(273.4)	(100.5)

Total shareholders’ equity	1,692.4	1,715.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,091.5	$7,080.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Loss	Common Stock In Treasury
(In millions)
Balance at December 31, 1999	$709.8	$134.8	$(11.7)	$(19.1)	$(13.0)	$(248.5)
Net income	—	—	189.5	—	—	—
Exercise of stock options and other incentive plan activity, net of tax	5.6	—	—	9.6	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	(1.2)	—
Treasury stock repurchased	—	—	—	—	—	(138.8)
Translation adjustments	—	—	—	—	(8.8)	—

Balance at December 31, 2000	715.4	134.8	177.8	(9.5)	(23.0)	(387.3)
Net income	—	—	173.0	—	—	—
Exercise of stock options and other incentive plan activity, net of tax	6.4	38.0	—	9.5	—	—
Acquisitions	111.2	549.7	—	—	—	286.8
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax	—	—	—	—	5.9	—
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(31.5)	—
Minimum pension liability adjustment, net of tax	—	—	—	—	(2.6)	—
Translation adjustments	—	—	—	—	(39.3)	—

Balance at December 31, 2001	833.0	722.5	350.8	—	(90.5)	(100.5)
Net income	—	—	127.4	—	—	—
Exercise of stock options and other incentive plan activity, net of tax	17.7	69.2	—	—	—	—
Exercise of warrants	5.1	19.1	—	—	—	—
Acquisitions	2.2	13.6	—	—	—	—
Net unrealized loss on qualifying cash flow hedges, net of tax	—	—	—	—	(22.9)	—
Minimum pension liability adjustment, net of tax	—	—	—	—	(226.8)	—
Restricted stock grant, net of $2.8 amortization	10.0	38.9	—	(46.1)	—	—
Treasury stock repurchased	—	—	—	—	—	(172.9)
Translation adjustments	—	—	—	—	142.6	—

Balance at December 31, 2002	$868.0	$863.3	$478.2	$(46.1)	$(197.6)	$(273.4)

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(In millions)
Cash flows from (used in) operating activities:
Net income	$127.4	$173.0	$189.5
Loss (income) from discontinued operations, net of tax	12.9	16.9	(12.0)
Gain on initial public offering of discontinued operations, net of tax	—	—	(57.6)
Change in accounting principle	148.6	—	—

Income from continuing operations before change in accounting principle	288.9	189.9	119.9
Adjustments to reconcile income to net cash from operating activities:
Special and other charges	94.4	69.1	93.7
Loss on sale of assets	10.3	11.8	—
Early extinguishment of debt	8.2	—	15.0
Fair value of swaps reclassed to interest expense	14.8	—	—
Deferred income taxes	135.8	116.6	65.8
Depreciation	108.7	84.7	58.3
Amortization of goodwill and intangibles	12.1	64.7	35.7
Employee benefits	1.1	(34.1)	(38.1)
Other, net	(2.7)	11.6	(12.0)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other	(23.0)	(58.8)	(1.4)
Inventories	1.1	45.9	(16.2)
Accounts payable, accrued expenses and other	(115.4)	32.4	(58.2)
Cash spending on restructuring actions	(85.8)	(50.8)	(27.9)
Taxes paid on the sale of Best Power	—	—	(69.0)

Net cash from continuing operations	448.5	483.0	165.6
Net cash (used in) from discontinued operations	(9.4)	9.2	5.6

Net cash from operating activities	439.1	492.2	171.2
Cash flows from (used in) investing activities:
Proceeds from asset sales	100.9	182.9	—
Business acquisitions and investments, net of cash acquired	(237.6)	(508.7)	(165.4)
Capital expenditures	(88.5)	(136.9)	(118.1)
Other, net	(7.5)	(22.5)	(15.4)

Net cash used in continuing operations	(232.7)	(485.2)	(298.9)
Net cash used in discontinued operations	(6.4)	(32.5)	(55.4)

Net cash used in investing activities	(239.1)	(517.7)	(354.3)
Cash flows from (used in) financing activities:
Net borrowings under revolving credit agreement	—	—	155.0
Borrowings under other debt agreements	1,894.3	1,700.1	502.4
Payments under other debt agreements	(1,869.4)	(1,328.3)	(479.9)
Purchases of common stock	(172.9)	—	(138.8)
Common stock issued under stock incentive programs	49.1	44.9	15.2
Common stock issued under exercise of stock warrants	24.2	—	—
Other, net	(15.5)	—	—

Net cash (used in) from continuing operations	(90.2)	416.7	53.9
Net cash (used in) from discontinued operations	(13.9)	(4.9)	124.1

Net cash (used in) from financing activities	(104.1)	411.8	178.0

Net change in cash and equivalents	95.9	386.3	(5.1)
Consolidated cash and equivalents at beginning of year	460.0	73.7	78.8

Consolidated cash and equivalents at end of year	$555.9	$460.0	$73.7

Cash and equivalents of discontinued operations	$14.6	$17.0	$21.6
Cash and equivalents of continuing operations	$541.3	$443.0	$52.1

Supplemental disclosure of cash flows information:
Interest paid	$151.9	$122.0	$96.4
Income taxes paid	$21.5	$35.2	$95.5
Noncash investing and financing activities:
Fair value of shares issued for acquisitions	$15.8	$947.7	$—

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting and financial policies are described below as well as in other Notes that follow.

Basis of Presentation — The consolidated financial statements include our accounts after the elimination of inter-company transactions. Investments in unconsolidated companies where we exercise significant influence are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current-year presentation, including the results of discontinued operations. These reclassifications had no impact on previously reported results of operations, in total, or total stockholders’ equity. On May 5, 2003, we completed the sale of our Inrange Technologies Corporation subsidiary (“Inrange”). The results of Inrange are reported as discontinued operations in our consolidated financial statements. Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations only (see Note 4 for more information on the sale of Inrange). In connection with the October 24, 2002 two-for-one stock split, the capital accounts, all share data and earnings per share data in this report give effect to the stock split, applied retroactively, for all periods presented.

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

Research and Development Costs — Internal research and development costs are expensed as incurred. Costs incurred in the research and development of new software included in products are charged to expense as incurred until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” until the product is available for general release. These costs are amortized over the lesser of three years or the economic life of the related products and the amortization is included in cost of products sold. We perform a periodic review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. We expensed approximately $95.5 of research activities relating to the development and improvement of our products in 2002, $81.3 in 2001 and $51.9 in 2000.

Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition, for which technological feasibility has not yet been established and which have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased in-process research and development meeting the above criteria are written off and charged to expense at the date of consummation of the business combination in accordance with generally accepted accounting principles in the United States (“GAAP”). We wrote-off $1.6 of in-process research and development in 2001. See Note 6 for more information.

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

Stock Based Employee Compensation — We have a stock based compensation plan, including stock option and restricted stock awards. We account for our stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, except for restricted stock awards, no stock option expense is recognized.

We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” and the following table illustrates the pro forma effect on net income and income per share in 2002, 2001 and 2000 had the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” been applied to stock-based employee compensation. We have revised the pro forma net income and pro forma earnings per share amounts in 2002, 2001, and 2000 to reflect the impact of the pro forma tax benefit for non-deductible equity instruments and of actual forfeitures.

	As Reported			Adjustment			Revised
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Net Income—as reported	$127.4	$173.0	$189.5	$—	$—	$—	$127.4	$173.0	$189.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	2.8	—	—	—	—	—	2.8	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(42.2)	(27.2)	(16.2)	3.3	5.7	(3.2)	(38.9)	(21.5)	(19.4)
Awards granted above market value	(15.6)	(11.5)	(4.4)	(29.5)	(30.3)	(14.6)	(45.1)	(41.8)	(19.0)

Net Income—pro forma	$72.4	$134.3	$168.9	$(26.2)	$(24.6)	$(17.8)	$46.2	$109.7	$151.1

Basic earnings per share of common stock:
Income per share—as reported	$1.56	$2.38	$3.08	$—	$—	$—	$1.56	$2.38	$3.08
Income per share—pro forma	0.89	1.85	2.74	(0.32)	(0.34)	(0.29)	0.57	1.51	2.45
Diluted earnings per share of common stock:
Income per share—as reported	$1.54	$2.33	$2.98	$—	$—	$—	$1.54	$2.33	$2.98
Income per share—pro forma	0.87	1.81	2.66	(0.31)	(0.33)	(0.28)	0.56	1.48	2.38
Basic earnings per share of common stock from continuing operations:
Income per share—as reported *	$3.39	$2.38	$3.08	$0.16	$0.23	$(1.13)	$3.55	$2.61	$1.95
Income per share—pro forma	2.72	1.85	2.74	(0.17)	(0.11)	(1.42)	2.55	1.74	1.32
Diluted earnings per share of common stock from continuing operations:
Income per share—as reported *	$3.33	$2.33	$2.98	$0.15	$0.23	$(1.09)	$3.48	$2.56	$1.89
Income per share—pro forma	2.66	1.81	2.66	(0.16)	(0.10)	(1.38)	2.50	1.71	1.28

* Adjustment reflects discontinued operations treatment for Inrange

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

	2002	2001	2000
Allowance for doubtful accounts:
Balance at beginning of year	$26.3	$14.2	$15.6
Acquisitions	3.5	10.5	—
Provisions	17.3	17.4	6.9
Write offs, net of recoveries	(14.8)	(15.8)	(8.3)

Balance at end of year	$32.3	$26.3	$14.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are current accrued expenses at December 31, 2002 and 2001.

	December 31,
	2002	2001
Employee benefits	$256.1	$230.2
Legal	47.0	87.1
Warranty	73.4	70.0
Restructuring related accruals (1)	57.1	83.8
Other	355.7	341.8

	$789.3	$812.9

(1)	Includes the UDI integration accruals described in Note 4.

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

Balance at beginning of year	$70.0
Acquisitions	6.5
Provisions	35.6
Usage	(38.7)

Balance at end of year	$73.4

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The provisions of SFAS No. 143 require that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. We have adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of this statement has not had and is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries and applies immediately to variable interest entities created after January 31, 2003 and to existing entities in the periods beginning after June 15, 2003. Currently, we are still assessing the provisions of FIN 46; however, the adoption has not had an impact on our financial position or results of operations.

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

Discontinued Operations—2003

In the first quarter of 2003, as part of our ongoing strategic review process, we evaluated several alternatives for our Inrange Technologies Corporation subsidiary, part of our Technical Products and Systems segment, and concluded that it was a better strategic fit with another company. Therefore, on April 7, 2003, we announced that we had signed a definitive agreement with Computer Network Technology Corporation (“CNT”) to sell our ownership of the outstanding shares of Inrange. On May 5, 2003, the sale of Inrange to CNT closed and our portion of the cash proceeds was $148.5, after a $24.5 settlement of an inter-company note payable by us to Inrange. The loss on the sale of Inrange, net of tax, was $18.9.

We have accounted for Inrange as a discontinued operation, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The results of Inrange for all periods presented are included in the consolidated financial statements as discontinued operations. Included in the results of discontinued operations are the $98.0 ($57.6 after-tax) gain recorded for the September 2000 initial public offering of Inrange and the $128.2 net cash proceeds that were received from the offering. See Note 7 for more information on the initial public offering.

For the years ended December 31, 2002, 2001 and 2000, total revenues from discontinued operations were $223.5, $260.9 and $233.6, respectively. For the years ended December 31, 2002 and 2001, pre-tax loss from discontinued operations was $21.2 and $30.6, respectively. Pre-tax income for the year ended December 31, 2000 was $117.6, which includes the $98.0 gain on the initial public offering of Inrange in 2000.

The major classes of assets and liabilities of Inrange, included in the accompanying consolidated balance sheets as of December 31, 2002 and 2001, respectively, are shown below. The amounts below exclude inter-company balances and may differ from Inrange’s publicly issued financial statements to conform to the presentation in our consolidated balance sheets as of December 31, 2002 and 2001.

	2002	2001
Assets:
Cash and equivalents	$14.6	$17.0
Accounts receivable, net	61.5	70.9
Inventories, net	27.5	28.2
Other current assets	10.7	7.8
Net property, plant and equipment	16.7	23.3
Goodwill and intangibles, net	107.1	94.5
Other assets	25.2	38.6

Assets of discontinued operations	$263.3	$280.3

Liabilities:
Accounts payable	$14.4	$29.5
Accrued expenses and other	35.2	44.0
Long-term debt	—	1.2
Deferred income taxes	37.1	30.1

Liabilities of discontinued operations	$86.7	$104.8

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

Acquisitions — 2001

In the Technical Products and Systems segment we completed six acquisitions with an aggregate purchase price of $402.4. In aggregate, the acquired companies had revenues of $260.8 in the year prior to their respective dates of acquisition. These acquisitions include Kendro Laboratory Products, L.P. by Revco Technology, SPX’s life-sciences business unit and TCI International and Central Tower by Dielectric Communications, SPX’s broadcast antenna and radio frequency transmission systems business unit. The acquisition of Kendro was completed in July 2001 for $320.0 in cash and accounted for using the purchase method of accounting under SFAS No. 141. Accordingly, the purchase price was allocated to the related assets acquired and liabilities assumed based on fair market values at the date of acquisition. Of the total assets acquired, $239.1 has been allocated to goodwill, $39.2 to trademarks and $13.2 to other intangibles.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

The acquisition was accounted for using the purchase method of accounting in accordance with APB No.16 and 17, and, accordingly, the consolidated statements of income include the results of UDI beginning May 25, 2001. The assets acquired and liabilities assumed were recorded at fair values with useful lives as determined by independent appraisals and management. During the second quarter 2002, we completed our review and determination of the fair value of the assets acquired and liabilities assumed. A final summary of the assets acquired and liabilities assumed in the acquisition is as follows:

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

	Work force Reductions	Non- cancelable Leases	Facility Consolidation/ Other	Total
Balance at December 31, 2001	$29.1	$8.1	$15.6	$52.8
Purchase price adjustments	(0.6)	—	7.7	7.1
Payments (1)	(26.9)	(2.9)	(21.7)	(51.5)

Balance at December 31, 2002	$1.6	$5.2	$1.6	$8.4

(1)	During 2002, $11.2 of pension assets were used to fund employee severance costs.

The acquisition of UDI significantly affects the comparability of the 2002, 2001 and 2000 results of operations. Unaudited pro forma results of operations for 2001 and 2000 are presented below as if the acquisition of UDI, which was acquired on May 24, 2001, took place on January 1, 2000. Effective January 1, 2002, we adopted the remaining provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized. Accordingly, we discontinued amortization of these assets on the date of adoption. The following 2001 and 2000 pro forma results assume that the cessation of the amortization of goodwill and indefinite lived intangible assets occurred on January 1, 2000.

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

	Twelve months ended December 31,
	2002	2001	2000
	Actual	Pro Forma	Pro Forma
Revenues	$4,822.3	$4,747.8	$4,811.5
Income from continuing operations before change in accounting principle (1) (2)	288.9	248.2	197.6
Net income	127.4	233.9	267.7

Basic income per share:
Income before change in accounting principle	$3.55	$2.95	$2.46
(Loss) income from discontinued operations	(0.16)	(0.17)	0.87
Change in accounting principle	(1.83)	—	—

Net income per share	$1.56	$2.78	$3.33

Diluted income per share:
Income before change in accounting principle	$3.48	$2.90	$2.40
(Loss) income from continued operations	(0.15)	(0.17)	0.85
Change in accounting principle	(1.79)	—	—

Net income per share	$1.54	$2.73	$3.25

(1)	In 2002, we recorded a charge for a change in accounting principle of $148.6 as a result of adopting the provisions of SFAS No. 142. See Note 10 for further discussion.
(2)	We accounted for the sale of Inrange as discontinued operations, in all years presented, in accordance with the provisions of SFAS No. 144. See discussion above for further information.

Acquisitions — 2000

In the Technical Products and Systems segment, we completed seven acquisitions with an aggregate purchase price of $44.7. In aggregate, these acquisitions had revenues of $31.9 in the year prior to the respective date of acquisition. These acquisitions included Ziton SA (Pty) Ltd. by our fire detection and building life-safety systems business.

In the Industrial Products and Services segment, we completed five acquisitions with an aggregate purchase price of $81.2. In aggregate, these acquisitions had revenues of $61.7 in the year prior to their respective date of acquisition. These acquisitions include the Fenner Fluid Power Division of Fenner plc by our hydraulic power units and controlled force tools business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Financial data for our business segments are as follows:

	2002	2001	2000
Revenues: (1)
Technical Products and Systems	$1,113.9	$877.0	$563.2
Industrial Products and Services	1,603.2	1,391.4	893.3
Flow Technology	1,385.7	912.5	286.8
Service Solutions	719.5	672.5	702.0

Total	$4,822.3	$3,853.4	$2,445.3

Segment income: (1)
Technical Products and Systems	$222.9	$179.3	$125.0
Industrial Products and Services	233.0	186.5	156.6
Flow Technology	219.3	136.0	35.2
Service Solutions	86.5	68.5	69.1

Total Segment Income	761.7	570.3	385.9
General Corporate	(57.5)	(47.9)	(36.8)
Special and Other Charges (2)	(94.4)	(69.1)	(93.7)

Total Consolidated Operating Income	$609.8	$453.3	$255.4

Capital expenditures: (1)
Technical Products and Systems	$27.6	$10.7	$15.1
Industrial Products and Services	21.4	75.5	46.9
Flow Technology	19.8	18.2	20.8
Service Solutions	6.4	10.3	13.0
General Corporate	13.3	22.2	22.3

Total	$88.5	$136.9	$118.1

Depreciation and amortization: (1)
Technical Products and Systems	$25.4	$24.5	$10.4
Industrial Products and Services	43.1	59.4	43.5
Flow Technology	31.5	33.0	11.5
Service Solutions	12.5	27.8	26.8
General Corporate	3.5	1.8	1.2

Total	$116.0	$146.5	$93.4

Identifiable assets:
Technical Products and Systems	$1,335.1	$1,000.6	$267.6
Industrial Products and Services	1,840.3	2,069.9	1,001.8
Flow Technology	1,938.6	1,567.0	289.9
Service Solutions	682.1	899.9	861.9
General Corporate	1,032.1	1,262.4	457.8
Discontinued operations	263.3	280.3	285.6

Total	$7,091.5	$7,080.1	$3,164.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

(1)	Includes the results of acquisitions from the dates of the respective acquisitions. See Note 4 for further discussion.
(2)	2002 includes special and other charges of $94.4, $12.6 of which is included in cost of products sold. 2001 includes $69.1 of special and other charges, $8.6 of which is included in cost of products sold. 2000 includes $93.7 of special and other charges, $12.3 of which is included in cost of products sold. See Note 6 for further discussion.

Geographic Areas:	2002	2001	2000
Revenues — Unaffiliated Customers:
United States (1)	$3,570.2	$3,030.1	$2,154.4
Other	1,252.1	823.3	290.9

	$4,822.3	$3,853.4	$2,445.3

Long Lived Assets:
United States	$3,234.6	$3,315.1	$1,877.3
Other	1,134.8	1,179.6	80.9

Long lived assets of continuing operations	$4,369.4	$4,494.7	$1,958.2
Long lived assets of discontinued operations	149.0	156.4	143.5

Total long lived assets	$4,518.4	$4,651.1	$2,101.7

Total Assets:
United States	$5,453.9	$5,767.6	$2,894.5
Other	1,637.6	1,312.5	270.1

	$7,091.5	$7,080.1	$3,164.6

(1)	Includes export sales of $305.2 in 2002, $317.9 in 2001, and $209.4 in 2000. No individual foreign country, based on destination of sale, accounted for more than 5% of consolidated revenues in 2002, 2001 or 2000.

(6) SPECIAL AND OTHER CHARGES

As part of our business strategy, we right-size and consolidate operations to drive results. Additionally, due to our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. As a result of our strategic review process, we recorded special charges of $81.8 in 2002, $60.5 in 2001, and $81.4 in 2000. These special charges are primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce our work force, rationalize certain product lines and recognize asset and goodwill impairments. Additionally, we recorded other charges to cost of products sold of $12.6 in 2002, $8.6 in 2001 and $12.3 in 2000, primarily for discontinued product lines and other product changes associated with restructuring initiatives.

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

	2002	2001	2000
Employee termination costs	$43.2	$18.1	$13.9
Facility consolidation costs	10.4	13.9	17.1
Other cash costs	9.1	9.6	1.5
Non cash asset write-downs (1)	31.7	25.9	61.2
In-process technology	—	1.6	—

Total	$94.4	$69.1	$93.7

(1)	Of the total non-cash asset write-downs, $12.6, $8.6, and $12.3 of non-cash inventory write-downs were recorded as a component of cost of products sold in 2002, 2001, and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

At December 31, 2002, a total of $48.7 of restructuring liabilities remained on the consolidated balance sheet as shown below. With the exception of certain multi-year operating leases and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2000 through December 31, 2002:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Impairments & Write- Downs	Total
Balance at December 31, 2000	$10.0	$5.7	$—	$—	$15.7
Special and Other Charges (1)	18.1	13.9	9.6	27.5	69.1
Non-Cash Asset Write-Downs				(27.5)	(27.5)
Cash Payments	(12.9)	(7.6)	(5.4)	—	(25.9)

Balance at December 31, 2001	15.2	12.0	4.2	—	31.4
Special and Other Charges (2)	43.4	10.6	9.8	31.7	95.5
Adjustments	(0.2)	(0.2)	(0.7)	—	(1.1)
Non-Cash Asset Write-Downs	—	—	—	(31.7)	(31.7)
Cash Payments	(28.2)	(6.6)	(10.6)	—	(45.4)

Balance at December 31, 2002	$30.2	$15.8	$2.7	$—	$48.7

(1)	$8.6 of inventory write-downs is recorded as a component of cost of products sold. $1.6 of the impairments & write-downs is related to the write-off of in-process research & development.
(2)	$12.6 of inventory write-downs is recorded as a component of cost of products sold.

2002 Special and Other Charges

In 2002, we continued to employ the business practices of our Value Improvement Process® by announcing and committing to the closure of 9 manufacturing, sales, and administrative facilities in the North America and Europe, by exiting or outsourcing unprofitable or low margin product lines, by consolidating and combining certain businesses, and by continuing to right-size our operations. As of December 31, 2002, we have committed to initiatives that, when fully completed, will reduce headcount by approximately 1,273 hourly and salaried employees located in the United States, Canada, and the United Kingdom. These restructuring actions were taken to strategically reorganize and realign our businesses to better position ourselves in the markets and industries in which we operate.

In total, we recorded net special and other charges of $94.4 in 2002, of which $12.6 was recorded as a component of cost of products sold. In the fourth quarter, we recognized a $1.1 special charge credit due to better than expected results for the costs to complete certain previously announced work force reduction actions and a facility consolidation project. The inventory charges recorded in cost of products sold are associated with the realignment of certain inventory related primarily to certain market conditions, and our decision to outsource non-core components, mechanical tool assemblies, and portions of our air conditioning product lines. Of the $94.4 cumulative charge, $62.7 will require the use of cash and $31.7 is a non-cash component. We expect to fund the cash costs for these actions from internal sources and proceeds generated from the sale of non-core assets.

In the Technical Products and Systems segment, $7.6 of charges was recorded primarily related to employee benefit costs and facility consolidation costs, the announced closure of a manufacturing facility at our test instrumentation business in the United Kingdom and the consolidation and announced closure of one service center of our fire detection and building life-safety systems business. The affected service center is located in Indiana. When completed, these restructuring actions will result in the elimination of approximately 70 domestic and foreign salaried employees and 49 domestic and foreign hourly employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

In the Industrial Products and Services segment, $35.9 of charges were recorded primarily related to employee benefit costs, facility consolidation costs, contract termination costs, and asset impairments for the closure of the Milpitas, California manufacturing facility at our power systems business, a restructuring action at our hydraulic systems business that will result in the exiting of certain machining operations, a decision to terminate a product licensing agreement as we exit a market strategy at our industrial filtration business, and a work force reduction at our dock products business. The majority of the impaired assets are no longer in use and are being held for sale, while some assets will remain in service until the first half of 2003 and are still being depreciated. When completed, these restructuring actions will result in the elimination of approximately 374 hourly and 201 salaried domestic employees.

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

2001 Special and Other Charges

In 2001, we committed to restructuring actions to strategically reorganize and realign our businesses to better position ourselves in the markets and industries in which we operate. As a result of these actions, we announced and completed the closure of thirteen manufacturing, sales, and administrative facilities in the United States, Europe, and Asia; we exited or outsourced unprofitable or low margin product lines; we consolidated and combined certain businesses; and we continued to right-size our operations. In 2001, we committed to initiatives that would reduce our headcount by approximately 826 hourly and salaried employees primarily located in the United States.

In total, we recorded $69.1 of special charges in 2001 of which $8.6 is recorded as a component of cost of products sold. $44.2 was recorded as a result of restructuring actions, $8.4 was recorded for goodwill and other asset impairments, $14.9 was recorded in connection with the relocation of our corporate headquarters, and we recorded a $1.6 write-off of in-process research and development.

In the Technical Products and Systems segment, $6.1 of special charges has been recorded primarily related to reducing the workforce by approximately 143 employees and the consolidation of certain operations and product lines from our Lindberg unit into our Lunaire unit. We recorded a $1.6 write-off of in-process research and development associated with the acquisition of Kendro Laboratories. In-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet reached technological feasibility at the date of acquisition and that have no alternative future use.

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

2000 Special and Other Charges

In 2000, we recorded $93.7 of special charges associated with restructuring actions, asset impairments and product rationalizations. $12.3 of this charge, which relates to inventory write-downs, is recorded in cost of products sold. In 2000, we committed to and announced the closing of ten manufacturing facilities or sales offices and the reorganization of various sales, engineering and marketing teams that reduced headcount within the Service Solutions and Industrial Products and Services segments by approximately 708 hourly and salaried employees.

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

The 2000 Corporate special charges of $9.9 primarily represent a write-down of an investment in certain software licenses.

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

In the first quarter of 2003, as part of our ongoing strategic review process, we evaluated several alternatives for our Inrange Technologies Corporation subsidiary, part of our Technical Products and Systems segment, and concluded that it was a better strategic fit with another company. Therefore, on April 7, 2003, we announced that we had signed a definitive agreement with Computer Network Technology Corporation (“CNT”) to sell our ownership of the outstanding shares of Inrange. See Note 4 for more discussion on the disposition of our Inrange ownership and the related accounting for Inrange as a discontinued operation.

(8) INVESTMENT IN JOINT VENTURES

For 2001 and 2000, we are required, based on certain threshold criteria, to present summary financial information for the joint ventures described below. Summary financial data is not presented for these joint ventures in 2002, because they no longer meet the threshold criteria.

EGS Electrical Group, LLC

The EGS Electrical Group is a joint venture with Emerson Electric Co., in which we hold a 44.5% interest. EGS operates primarily in the United States, Canada and Mexico and is engaged in the manufacture of electrical fittings, hazardous location lighting, and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis, and we typically receive the majority of our share of this joint venture’s earnings in cash dividends. EGS’s results of operations for its fiscal year ended September 30, 2001, and 2000 were as follows:

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

Assa Abloy Door Group, LLC

We own a 20% interest in a joint venture entered into with Assa Abloy AB for the manufacture, sale and distribution of door products. At the formation of the joint venture on May 31, 2001, we contributed our door products business, which was acquired in the UDI acquisition, and we received $96.0 in cash. We account for our investment under the equity method of accounting and we typically receive the majority of our share of this joint venture’s earnings in cash dividends. In connection with our allocation of the UDI purchase price, we recorded our investment in the joint venture at fair value and no gain or loss was recognized at the date the joint venture was formed. The joint venture agreement includes a put and call arrangement that allows for the sale of our 20% interest in the joint venture to Assa Abloy in June 2003 for a minimum price of $74.0 in cash. If we put or Assa Abloy calls our 20% ownership interest, no loss will be recorded and as specified in the put and call agreement, the final settlement price for our 20% interest will be calculated based upon a pre-determined formula, which may result in a sales price greater than $74.0. Any sales price in excess of $74.0 would result in a corresponding gain. We intend to exercise our put right. Following is a summary of the joint venture’s financial results and balance sheet information as of and for the seven month period ended December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

(Unaudited) 2001
Net sales	$201.7
Gross margin	70.1
Net income	22.5

(Unaudited) 2001
Current assets	$84.7
Noncurrent assets	133.0
Current liabilities	27.8
Noncurrent liabilities	65.3

(9) INVENTORIES

	December 31,
	2002	2001
Finished goods	$311.9	$251.6
Work in process	105.2	149.2
Raw materials and purchased parts	201.0	211.2

Total FIFO cost	618.1	612.0
Excess of FIFO cost over LIFO inventory value	(13.1)	(14.7)

	$605.0	$597.3

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

The following tables reflect the initial assignment of goodwill and intangible assets to the reporting units as of January 1, 2002. Thereafter, activity reflects (1) the initial allocation of purchase price for acquisitions completed during 2002, subsequent purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment and translation adjustments (2) disposals, (3) amortization and (4) impairment charges. This information is presented first on a consolidated basis and second on a segment basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Consolidated:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total
Weighted average useful life in years	N/A	N/A	9	11	6

January 1, 2002 gross balance	$2,393.3	$452.0	$45.1	$1.3	$3.3	$2,895.0
Acquisitions and related adjustments	377.5	30.6	5.3	0.4	7.5	421.3
Disposals	(26.2)	(2.8)	(2.0)	—	—	(31.0)
Impairment charge	(148.6)	—	—	—	—	(148.6)

December 31, 2002 gross balance	$2,596.0	$479.8	$48.4	$1.7	$10.8	$3,136.7

January 1, 2002 accumulated amortization			$(2.4)	$(0.5)	$(0.3)	$(3.2)
Amortization			(5.6)	(0.1)	(1.6)	(7.3)
Disposals			0.2	—	—	0.2

December 31, 2002 accumulated amortization			$(7.8)	$(0.6)	$(1.9)	$(10.3)

Estimated amortization expense:

For year ended 2003	$8.5
For year ended 2004	$7.8
For year ended 2005	$9.1
For year ended 2006	$6.6
For year ended 2007	$5.0

Segments:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total
Technical Products and Systems
January 1, 2002 gross balance	$486.2	$62.9	$19.3	$0.9	$1.5	$570.8
Acquisitions and related adjustments	134.4	22.4	(1.3)	0.7	4.4	160.6

December 31, 2002 gross balance	$620.6	$85.3	$18.0	$1.6	$5.9	$731.4

January 1, 2002 accumulated amortization			$(0.7)	$(0.5)	$(0.1)	$(1.3)
Amortization			(2.6)	(0.1)	(0.3)	(3.0)

December 31, 2002 accumulated amortization			$(3.3)	$(0.6)	$(0.4)	$(4.3)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite-lived intangibles in connection with our long-range forecasting process, which took place in the fourth quarter as of December 31, 2002. In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units were based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including such factors as market capitalization and comparable industry price multiples. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations are considered. Actual results may differ from these estimates under different assumptions or conditions. Based on the results of the impairment testing performed, no impairment of goodwill or indefinite-lived intangibles exists as of December 31, 2002. In addition, we continue to monitor impairment indicators in the industries and markets with cyclical demand and pricing behavior including telecommunications, power systems and industrial hydraulic power units and controlled force tools.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

The following table shows the pension and postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation — beginning of year	$1,066.7	$733.1	$224.9	$166.1
Service cost	16.0	14.7	0.3	0.2
Service cost of discontinued operations	1.4	1.2	—	—
Interest cost	75.8	65.8	15.7	13.7
Employee contributions	0.3	—	—	—
Actuarial loss	72.4	33.2	5.3	45.8
Curtailment gain	(5.4)	(9.2)	—	—
Termination benefits	(5.2)	29.3	—	—
Plan amendments	0.1	9.6	(9.5)	—
Benefits paid	(100.6)	(103.1)	(19.2)	(18.2)
Acquisitions	15.8	294.0	0.7	17.3
Foreign exchange	10.6	(1.9)	—	—

Benefit obligation — end of year	$1,147.9	$1,066.7	$218.2	$224.9

Change in plan assets:
Fair value of plan assets — beginning of year	$1,152.8	$1,037.6	$—	$—
Actual return on plan assets	(136.9)	(20.5)	—	—
Contributions	7.5	6.6	19.2	18.2
Benefits paid	(99.6)	(102.6)	(19.2)	(18.2)
Acquisitions	—	232.0	—	—
Foreign exchange	4.1	(0.3)	—

Fair value of plan assets — end of year	$927.9	$1,152.8	$—	$—

Funded status at year-end	$(220.0)	$86.1	$(218.2)	$(224.9)
Unamortized prior service cost	(8.1)	(11.3)	(9.2)	(2.3)
Unrecognized net loss	443.1	119.7	65.9	65.2

Net amount recognized	$215.0	$194.5	$(161.5)	$(162.0)

Amount recognized in the balance sheet consists of:
Other assets	$8.3	$266.4	$—	$—
Accrued expenses and other liabilities	(177.6)	(84.7)	(161.5)	(162.0)
Accumulated other comprehensive income (pre-tax)	384.3	12.8	—	—

Net amount recognized	$215.0	$194.5	$(161.5)	$(162.0)

The pension benefit obligation (“PBO”), the accumulated benefit obligation (“ABO”), and the fair value of plan assets for pension plans’ with ABO’s in excess of plan assets were $162.4, $82.6, and $69.1, respectively, as of December 31, 2001. At December 31, 2002, all of our pension plans had ABO’s in excess of plan assets.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The recent dramatic declines in the performance of the U.S. financial markets coupled with historic lows in long-term interest rates have resulted in a $220.0 underfunded status for our pension plans. Our German pension plans account for $46.6 of the underfunded status, as plans in Germany are typically not funded, in accordance with local regulations. The underfunded status of our primary domestic pension plans did not have any impact on required cash contributions in 2002.

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

Net periodic pension benefit income for our pension plans included the following components:

	Year Ended December 31,
	2002	2001	2000
Service cost	$16.0	$14.7	$10.9
Interest cost	75.8	65.8	53.0
Expected gain on assets	(119.3)	(116.5)	(101.7)
Amortization of transition asset	—	(0.3)	(5.8)
Amortization of unrecognized (gains) losses	1.1	(0.7)	(0.8)
Amortization of unrecognized prior service cost	(0.5)	(1.2)	(1.2)

Net periodic pension benefit income	$(26.9)	$(38.2)	$(45.6)

Weighted average actuarial assumptions used were:
Discount rate	6.67%	7.17%	7.75%
Rate of increase in compensation levels	4.42%	4.46%	5.00%
Expected long-term rate of return on assets	9.44%	9.84%	10.00%

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

In accordance with SFAS No. 88 “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recorded a net curtailment gain of $2.7 in 2002, $2.8 in 2001, and $2.0 in 2000. The curtailment gains were primarily the result of reductions in workforce and other restructuring initiatives. In 2001, we recorded a $25.5 termination benefit charge related to separation benefits for UDI employees terminated as part of the UDI acquisition and paid out of pension plan assets. This charge was allocated to the purchase price of the UDI acquisition as required by GAAP. During 2002, the remaining separation benefit obligations for these UDI terminations were completed at a cost less than originally estimated. Consequently, the pension plan recognized a $5.2 termination benefit gain, which was not recorded in the income statement but as a reduction to the purchase price of the UDI acquisition as required by GAAP.

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

Under the Plan, we contributed 0.424, 0.297, and 0.274 shares of common stock to employee accounts in 2002, 2001, and 2000 respectively. Compensation expense is recorded based upon the market value of shares as the shares are contributed to employee accounts. We recorded $23.3 in 2002, $19.0 in 2001, and $13.8 in 2000 as compensation expense related to the matching contribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

(12) INCOME TAXES

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2002	2001	2000
Income from continuing operations before income taxes:
United States	$354.5	$253.0	$313.6
Foreign	98.7	61.0	7.0
Discontinued operations	21.2	30.6	(117.6)

	$474.4	$344.6	$203.0

Provision for income taxes:
Current:
Federal	$(9.7)	$2.0	$58.6
Foreign	53.7	10.0	7.2
State	12.2	5.8	12.7

Total current	56.2	17.8	78.5

Deferred:
Federal	120.6	96.1	44.1
Foreign	(18.9)	7.2	1.0
State	19.3	19.9	7.5

Total deferred	121.0	123.2	52.6

Total provision	$177.2	$141.0	$131.1

Provision (benefit) associated with discontinued operations	$(8.3)	$(13.7)	$48.0
Provision associated with continued operations	$185.5	$154.7	$83.1

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2002	2001	2000
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	3.7	2.9	3.9
Foreign sales corporation	(0.8)	(1.0)	(0.4)
Goodwill amortization	—	5.1	3.9
Foreign rates and foreign dividends	(2.8)	(1.7)	(2.0)
Change in valuation allowance	4.0	4.2	3.1
Disposition basis differences	0.5	1.4	(0.9)
Other	(0.5)	(1.0)	(1.7)

	39.1%	44.9%	40.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001	2000
Deferred tax assets:
Working capital accruals	$56.8	$35.7	$7.4
Legal, environmental and self-insurance accruals	103.1	115.8	47.9
Restructuring	31.8	31.7	14.9
Pension, other postretirement and postemployment benefits	98.1	63.7	61.7
NOL and credit carryforwards	95.0	69.4	28.5
Payroll and compensation	26.7	23.4	12.6
Interest rate protection agreements	32.0	17.7	—
Other	68.0	59.2	26.0
Discontinued operations	13.1	18.7	9.6

Total deferred tax assets	524.6	435.3	208.6
Valuation allowance	(91.5)	(69.2)	(28.3)

Net deferred tax assets	433.1	366.1	180.3

Deferred tax liabilities:
LYONS interest deductions	40.3	18.3	—
Accelerated depreciation	80.9	79.8	48.7
Pension credits	—	120.6	98.0
Unremitted earnings of certain foreign subsidiaries.	40.0	40.0	—
Basis difference in affiliates	381.1	318.4	205.7
Intangibles recorded in acquisitions	182.3	259.5	85.9
Other	60.9	1.5	17.8
Discontinued operations	43.8	44.0	43.4

Total net deferred tax liabilities	829.3	882.1	499.5

	$396.2	$516.0	$319.2

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used. Realization of deferred tax assets associated with the net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. We believe that there is a risk that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance increased by $22.3 in 2002, and $24.7 in 2001.

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

(13) NOTES PAYABLE AND DEBT

	December 31,
	2002	2001
Revolving loan	$—	$—
Tranche A term loan	225.0	393.7
Tranche B term loan	410.3	490.0
Tranche C term loan	683.7	823.0
LYONS, net of unamortized discount of $551.6 and $574.1, respectively	858.2	835.7
7.5% senior notes	500.0	—
Industrial revenue bond	—	1.0
Other borrowings	17.7	67.8

	2,694.9	2,611.2
Less: short-term debt	(251.4)	—
Less: current maturities of long-term debt	(28.9)	(161.6)

Total long-term debt	$2,414.6	$2,449.6

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

The Restated Credit Agreement is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries (excluding, however our interest in EGS and Door joint ventures).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

The indenture governing the notes contains a number of covenants that limit our ability and the ability of our subsidiaries, other than any unrestricted subsidiary under the indenture, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. As of December 31, 2002, our capacity to make restricted payments, which include paying cash dividends, purchasing subordinated debt prior to maturity and making restricted investments was limited to $238.4. The covenants contained in the indenture are subject to a number of qualifications and limitations. Under the indenture, none of our subsidiaries are restricted from paying dividends to us.

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

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted, the February LYONs and May LYONs would be exchanged for a total of 13.2 shares of our common stock. If the LYONs had been converted as of January 1, 2002, the diluted income per share of common stock from continuing operations would have been $3.22 per share for the period ended December 31, 2002.

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

In 2002, in connection with the Restated Credit Agreement, we terminated four interest rate swaps with an aggregate notional amount $400.0 at a cash cost of $15.5. These interest rate swaps were included in the portfolio of interest rate swaps designated as a cash flow hedge of our variable rate debt portfolio. Because a portion of the future interest payments hedged by these swaps was no longer probable of occurring, we recognized $14.8 in interest expense to reclassify into earnings, from accumulated other comprehensive loss, the fair value of the portion of the swap portfolio hedging future cash flows that no longer are probable of occurring.

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

(15) COMMITMENTS AND CONTINGENT LIABILITIES

Leases

The future minimum rental payments under leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2003	$42.4
2004	32.0
2005	26.7
2006	21.5
2007	19.4
Thereafter	51.5

Total minimum payments	$193.5

Total lease expense was $48.5 in 2002, $37.9 in 2001, and $17.5 in 2000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Earnings Per Share

The following table sets forth the computation of diluted earnings per share:

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net income from continuing operations available to common shareholders	$288.9	$189.9	$119.9

Denominator:
Weighted-average shares outstanding	81.440	72.616	61.592
Effect of dilutive securities:
Employee stock options	1.519	1.504	1.910

Adjusted weighted-average shares and assumed conversions	82.959	74.120	63.502

At December 31, 2002, 12.2 was the total number of stock options that could be considered as potential common shares that were not included in the computation of dilutive earnings per share because their impact would be anti-dilutive based on the current market prices.

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

The following table shows stock option activity from December 31, 1999 through December 31, 2002:

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

We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” and the following table illustrates the pro forma effect on net income and income per share in 2002, 2001 and 2000 had the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” been applied to stock-based employee compensation. We have revised the pro forma net income and pro forma earnings per share amounts in 2002, 2001, and 2000 to reflect the impact of the pro forma tax benefit for non-deductible equity instruments and of actual forfeitures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

	As Reported			Adjustment			Revised
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Net Income—as reported	$127.4	$173.0	$189.5	$—	$—	$—	$127.4	$173.0	$189.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	2.8	—	—	—	—	—	2.8	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(42.2)	(27.2)	(16.2)	3.3	5.7	(3.2)	(38.9)	(21.5)	(19.4)
Awards granted above market value	(15.6)	(11.5)	(4.4)	(29.5)	(30.3)	(14.6)	(45.1)	(41.8)	(19.0)

Net Income—pro forma	$72.4	$134.3	$168.9	$(26.2)	$(24.6)	$(17.8)	$46.2	$109.7	$151.1

Basic earnings per share of common stock:
Income per share—as reported	$1.56	$2.38	$3.08	$—	$—	$—	$1.56	$2.38	$3.08
Income per share—pro forma	0.89	1.85	2.74	(0.32)	(0.34)	(0.29)	0.57	1.51	2.45
Diluted earnings per share of common stock:
Income per share—as reported	$1.54	$2.33	$2.98	$—	$—	$—	$1.54	$2.33	$2.98
Income per share—pro forma	0.87	1.81	2.66	(0.31)	(0.33)	(0.28)	0.56	1.48	2.38
Basic earnings per share of common stock from continuing operations:
Income per share—as reported *	$3.39	$2.38	$3.08	$0.16	$0.23	$(1.13)	$3.55	$2.61	$1.95
Income per share—pro forma	2.72	1.85	2.74	(0.17)	(0.11)	(1.42)	2.55	1.74	1.32
Diluted earnings per share of common stock from continuing operations:
Income per share—as reported *	$3.33	$2.33	$2.98	$0.15	$0.23	$(1.09)	$3.48	$2.56	$1.89
Income per share—pro forma	2.66	1.81	2.66	(0.16)	(0.10)	(1.38)	2.50	1.71	1.28
*	Adjustment reflects discontinued operations treatment for Inrange.

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
Principal Assumptions
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

Warrants

At December 31, 2001, we had 0.732 outstanding warrants exercisable for 0.732 shares of our common stock. These warrants were originally issued in 1987 by GCA Corporation, a company acquired by General Signal Corporation in 1988. As a result of the acquisition of GCA by General Signal and the subsequent acquisition of General Signal by us, the warrants became rights to purchase shares of our common stock. The warrants represented the right to purchase an aggregate of 0.732 shares of our common stock at an exercise price of $47.26 per share. In 2002, we issued 0.512 shares of common stock and received $24.2 of cash proceeds related to the exercise of these warrants. The remaining 0.220 warrants were not exercised and expired in 2002. All cash proceeds received by us in connection with the warrant exercises were used for general corporate purposes. At December 31, 2002, we had no warrants outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

(17) QUARTERLY RESULTS (UNAUDITED)

	First			Second		Third		Fourth
	2002	2001		2002	2001	2002	2001	2002	2001
Operating revenues – as previously reported	$1,130.5	$680.4		$1,257.5	$910.1	$1,286.2	$1,216.7	$1,371.6	$1,307.1
Less revenues associated with discontinued operations	61.9	63.9		52.8	69.4	52.9	55.0	55.9	72.6

Operating revenues	1,068.6	616.5		1,204.7	840.7	1,233.3	1,161.7	1,315.7	1,234.5

Gross margin – as previously reported	372.8	217.1		424.7	286.7	404.9	399.8	447.2	449.1
Less gross margin associated with discontinued operations	25.5	30.0		19.8	25.8	20.1	20.1	19.0	28.9

Gross margin	347.3	187.1		404.9	260.9	384.8	379.7	428.2	420.2

Income from continuing operations before change in accounting principle – as previously reported	65.1	35.4		58.3	13.4	75.8	59.2	76.8	65.0
Less income (loss) associated with discontinued operations	0.4	1.0		(8.3)	(5.6)	(1.8)	(4.7)	(3.2)	(7.6)

Income from continuing operations before change in accounting principle	64.7 (1)	34.4	(2)	66.6 (3)	19.0 (4)	77.6 (5)	63.9 (6)	80.0 (7)	72.6 (8)
Income (loss) from discontinued operations, net of tax	0.4	1.0		(8.3)	(5.6)	(1.8)	(4.7)	(3.2)	(7.6)
Change in accounting principle, net of tax	(148.6)	—		—	—	—	—	—	—

Net income (loss)	$(83.5)	$35.4		$58.3	$13.4	$75.8	$59.2	$76.8	$65.0

Basic earnings per share of common stock:
Continuing operations	$0.80	$0.57		$0.81	$0.27	$0.94	$0.80	$1.00	$0.90
Discontinued operations, net of tax	—	0.01		(0.10)	(0.08)	(0.02)	(0.06)	(0.04)	(0.09)
Change in accounting principle, net of tax	(1.83)	—		—	—	—	—	—	—

Net income (loss)	$(1.03)	$0.58		$0.71	$0.19	$0.92	$0.74	$0.96	$0.81

Diluted earnings per share of common stock:
Continuing operations	$0.78	$0.56		$0.79	$0.26	$0.93	$0.78	$0.99	$0.88
Discontinued operations, net of tax	—	0.01		(0.10)	(0.07)	(0.02)	(0.06)	(0.04)	(0.09)
Change in accounting principle, net of tax	(1.78)	—		—	—	—	—	—	—

Net income (loss)	$(1.00)	$0.57		$0.69	$0.19	$0.91	$0.72	$0.95	$0.79

Note: The sum of the quarters’ earnings per share may not equal the full year per share amounts.

(1)	Included $6.4 of special and other charges associated with restructuring initiatives. See Note 6 for further discussion.
(2)	Included $3.4 of special charges associated with restructuring initiatives. See Note 6 for further discussion.
(3)	Included $39.1 of special and other charges associated with restructuring initiatives. See Note 6 for further discussion.
(4)	Included $32.5 of special charges associated with restructuring initiatives, asset write-downs, and costs associated with the relocation of our corporate office to Charlotte, North Carolina. We also recorded a $8.6 charge to cost of products sold associated with discontinued product lines and other product changes. See Note 6 for further discussion.
(5)	Included $17.0 of special and other charges, $12.6 of which were recorded as a component of cost of products sold. See Note 6 for further discussion.
(6)	Included $1.3 of special charges associated with restructuring initiatives announced in previous periods and an asset write-down. See Note 6 for further discussion.
(7)	Included a $31.9 of special and other charges associated with restructuring initiatives. See Note 6 for further discussion.
(8)	Included a $15.6 net gain primarily related to a favorable arbitration award associated with a patent infringement claim against Snap-on. See Note 15 for further discussion. Amount also includes $23.3 of special charges associated with restructuring initiatives, an asset write-down, and a goodwill impairment. See Note 6 for further discussion.

(18) SUBSEQUENT EVENTS

On May 9, 2003, 0.387 of the May LYONs were put to us and settled in cash for $236.9, their accreted value as of May 9, 2003. The 0.028 May LYONs that remain outstanding subsequent to the put have an accreted value of approximately $17.0 and are classified as long-term debt.

In June 2003, we issued $300.0 of 6.25% senior notes pursuant to our universal shelf registration statement. These notes mature on June 15, 2011. These notes are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

In July 2003, we sold our 20% interest in the Assa Abloy door joint venture for $76.2 in cash, which resulted in a small gain.

From January 1, 2003 through September 4, 2003, we repurchased 4.550 shares of our common stock on the open market, for cash of $171.4, of which 0.650 shares of common stock were repurchased for cash of $28.0 subsequent to June 30, 2003. We are subject to various restrictions under our senior secured credit agreement and senior note indenture, which limit our ability to repurchase our stock for cash. The amount available under these restrictions increases by, among other things, 50% of periodic Consolidated Net Income, as defined in each debt instrument. Under the most restrictive covenant, which is presently in our senior note indenture, our available capacity is $116.6 as of September 4, 2003, which includes periodic Consolidated Net Income through June 30, 2003 and all shares repurchased through September 4, 2003.

PART III

Item 14. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2002. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion and no changes are required at this time.

In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the year ended December 31, 2002 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

  1. All financial statements. See Index to Consolidated Financial Statements on page 40 of this Form 10-K.

  2. Financial Statement Schedules. None required. See page 40 of this Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of September, 2003.

SPX CORPORATION

(Registrant)

By	/s/ PATRICK J. O’LEARY
Patrick J. O’Leary
Vice President Finance, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of September, 2003.

/s/ JOHN B. BLYSTONE	/s/ PATRICK J. O’LEARY
John B. Blystone	Patrick J. O’Leary
Chairman, President and Chief Executive Officer	Vice President Finance, Treasurer and Chief Financial Officer

/s/ RONALD L. WINOWIECKI	*
Ronald L. Winowiecki	J. Kermit Campbell
Corporate Controller and Chief Accounting Officer	Director

*	*
Sarah R. Coffin	David P. Williams
Director	Director

*	*
Emerson U. Fullwood	Charles E. Johnson II
Director	Director

* By Attorney-In-Fact
/s/ PATRICK J. O’LEARY
Patrick J. O’Leary

INDEX TO EXHIBITS

Item No.		Description

2.1	—	Agreement and Plan of Merger among SPX Corporation, SAC Corp. and General Signal Corporation, dated as of July 19, 1998, incorporated herein by reference from our Form S-4 Registration Statement (No. 333-60853) filed on July 20, 1998.

2.2	—	Merger Agreement, dated March 10, 2001 between SPX Corporation and United Dominion Industries Limited, incorporated herein by reference from our Current Report on Form 8-K filed on March 15, 2001 (file no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

3.3	—	By-Laws as amended through October 25, 1995, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (file no. 1-6948).

4.1	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.2	—	Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.3	—	Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.4	—	Rights Agreement, dated as of June 25, 1996 between SPX Corporation and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain circumstances, incorporated herein by reference from our Registration Statement on Form 8-A filed on June 26, 1996 (file no. 1-6948).

4.5	—	Amendment No. 1 to Rights Agreement, effective October 22, 1997, between SPX Corporation and The Bank of New York, incorporated herein by reference from our Registration Statement on Form 8-A filed on January 9, 1998 (file no. 1-6948).

4.6	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of May 9, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.7	—	Form of Liquid Yield Option(TM) Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.8	—	Registration Rights Agreement dated as of May 9, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.9	—	Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.10	—	Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.11	—	Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

Item No.		Description

4.12	—	Amendment No. 2 to Rights Agreement dated as of June 26, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 (file no. 1-6948).

4.13	—	Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.14	—	First Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.15	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.

*10.1	—	SPX Corporation Retirement Plan for Directors, as amended and restated, incorporated herein by reference from our Amendment No. 1 on Form 8 to the Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

*10.2	—	SPX Corporation Excess Benefit Plan No. 3, as amended and restated, incorporated herein by reference from our Amendment No. 1 on Form 8 to the Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

*10.3	—	SPX Corporation Supplemental Employee Stock Ownership Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1990 (file no. 1-6948).

*10.4	—	Employment agreement, and related Nonqualified Stock Option Agreement and Restricted Shares Agreement, between SPX Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1995 (file no. 1-6948).

*10.5	—	Employment agreement between SPX Corporation and John B. Blystone dated as January 1, 1997, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1996 (file no. 1-6948).

*10.6	—	SPX Corporation 1997 Non-Employee Director’s Compensation Plan, incorporated herein by reference from Exhibit A to the Proxy Statement contained in our Schedule 14A filed on March 25, 1997 (file no. 1-6948).

*10.7	—	Form of Executive Change of Control Agreement for certain executive officers, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (file no. 1-6948).

*10.8	—	Executive Change of Control Agreement for John B. Blystone dated February 15, 1999 incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (file no. 1-6948).

*10.9	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Thomas J. Riordan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.10	—	Stock Option Award dated as of June 23, 1999 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.11	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000 (file no. 1-6948).

Item No.		Description

*10.12	—	Stock Option Award dated as of May 10, 1999 between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.13	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.14	—	Stock Option Award dated as of August 26, 1998 between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.15	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.16	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Lewis M. Kling, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.17	—	Stock Option Award dated as of April 23, 1997 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.18	—	Stock Option Award dated as of June 23, 1999 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.19	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.20	—	Stock Option Award dated as of December 10, 1997 between SPX Corporation and Thomas J. Riordan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.21	—	Stock Option Award dated as of February 26, 1997 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.22	—	Nonqualified Stock Option Agreement dated as of October 14, 1996 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.23	—	SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated January 1, 2002, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

*10.24	—	Form of Loan Note (Primary Residence) for certain executive officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

*10.25	—	Amended and Restated Deferred Compensation Plan of United Dominion Industries, Inc., effective as of May 24, 2001, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

*10.26	—	SPX Corporation 2002 Stock Compensation Plan, as amended and restated, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

Item No.		Description

*10.27	—	Amendment to Employment Agreement between SPX Corporation and John B. Blystone dated August 28, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 1-6948).

10.28	—	Underwriting Agreement between SPX Corporation and J.P. Morgan Securities Inc., as representative of several underwriters listed in Schedule I thereto, dated December 13, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2002 (file no. 1-6948).

10.29	—	Fifth Amended and Restated Credit Agreement dated as of December 27, 2002 (previously filed).

*10.30	—	Stock Option Award dated as of August 26, 1998 between SPX Corporation and Charles A. Bowman (previously filed).

11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Income, page 43 of this Form 10-K.

21.1	—	Subsidiaries (previously filed).

23.1	—	Consent of Deloitte & Touche LLP.

23.2	—	Consent of KPMG LLP.

24.1	—	Power of Attorney (previously filed).

31.1	—	Rule 13a-14(a) Certifications.

32.1	—	Section 1350 Certifications.

*	Denotes management contract or compensatory plan or arrangement.