Form 10-Q/A
period 2003-03-31
SPX CORP
filed 2003-09-15
CIK 88205

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A-1

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

☒	Yes	☐	No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	Yes	☐	No

Common shares outstanding September 10, 2003      76,618,302

EXPLANATORY NOTE

          We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Form 10-Q/A") because we have revised the pro forma net income and pro forma earnings per share amounts included in Note 11 of the Condensed Consolidated Financial Statements. It should be noted that this revision relates to pro forma disclosures only and does not impact any actual reported balances, results of operations or cash flows included in the Condensed Consolidated Financial Statements. In addition, we have updated Item 4 in accordance with recently revised SEC rules. We have amended and restated in its entirety each item of our Original Form 10-Q that has been affected by the aforementioned changes. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

          Other than the item mentioned above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update disclosures on the Original Form 10-Q (including disclosures relating to risks, uncertainties and other factors that may affect our future performance and disclosures relating to known trends and uncertainties affecting our business) in any way. For a more recent description of our business and the risk factors that may affect our business, results of operations and financial condition, including the effects of current business and economic conditions in our industries and in our target markets, we urge you to carefully review and consider the various disclosures we have made in our recent reports filed with the Securities and Exchange Commission, including our Current Reports on Form 8-K, our subsequent Quarterly Reports on Form 10 Q and our other future filings with the SEC.

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

(11)   STOCK BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

(All option and share amounts are in millions)

Stock Based Compensation



          We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” and the following table illustrates the pro forma effect on net income and income per share for the three months ended March 31, 2003 and 2002 had the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” been applied to stock-based employee compensation. We have revised the pro forma net income and pro forma earnings per share amounts for these periods to reflect the impact of the pro forma tax benefit for non-deductible equity instruments and of actual forfeitures.


	As Reported Three months ended March 31,		Adjustment Three months ended March 31,		Revised Three months ended March 31,

	2003	2002	2003	2002	2003	2002

Net income - as reported	$8.4	$(83.5)	$—	$—	$8.4	$(83.5)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	0.8	—	—	—	0.8	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(11.3)	(9.4)	0.2	(0.8)	(11.1)	(10.2)
Awards granted above market value	(4.1)	(3.2)	(7.3)	(7.4)	(11.4)	(10.6)

Net income - pro forma	$(6.2)	$(96.1)	$(7.1)	$(8.2)	$(13.3)	$(104.3)

Basic earnings per share of common stock:
Income per share - as reported	$0.11	$(1.03)	$—	$—	$0.11	$(1.03)
Income per share - pro forma	(0.08)	(1.18)	(0.09)	(0.10)	(0.17)	(1.28)
Diluted earnings per share of common stock:
Income per share - as reported	$0.11	$(1.00)	$—	$—	$0.11	$(1.00)
Income per share - pro forma	(0.08)	(1.15)	(0.09)	(0.10)	(0.17)	(1.25)
Basic earnings per share of common stock from continuing operations:
Income per share - as reported	$0.50	$0.80	$—	$—	$0.50	$0.80
Income per share - pro forma	0.31	0.65	(0.08)	(0.11)	0.23	0.54
Diluted earnings per share of common stock from continuing operations:
Reported	$0.50	$0.78	$—	$—	$0.50	$0.78
Pro Forma	0.31	0.63	(0.08)	(0.10)	0.23	0.53

Earnings Per Share

          The following table sets forth  calculations used in the computation of diluted earnings per share:

	Three months ended March 31,

	2003	2002

Numerator:
Income from continuing operations before change in accounting principle	$39.7	$64.7
Denominator (shares in millions):
Weighted-average shares outstanding	79.657	81.294
Effect of dilutive securities:
Employee stock options and warrants	0.258	2.160

Adjusted weighted-average shares and assumed conversions	79.915	83.454

Comprehensive Income (Loss)

          The components of comprehensive income (loss), were as follows:

	March 31, 2003	March 31, 2002

Net income (loss)	$8.4	$(83.5)
Foreign currency translation adjustments	27.6	(27.5)
Unrealized losses on qualifying cash flow hedges, net of tax	0.6	13.4

Comprehensive income (loss)	$36.6	$(97.6)

     The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	March 31, 2003	December 31, 2002

Foreign currency translation adjustment	$111.5	$83.9
Unrealized losses on qualifying cash flow hedges, net of tax	(47.9)	(48.5)
Minimum pension liability adjustment, net of tax	(233.0)	(233.0)

Accumulated other comprehensive loss	$(169.4)	$(197.6)

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

In connection with the evaluation by SPX management including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

2.1	—

Merger Agreement, dated March 10, 2001 between SPX Corporation and United Dominion Industries Limited, incorporated herein by reference from our Current Report on Form 8-K filed on March 15, 2001 (file no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

3.2	—	Amended and Restated By-Laws (previously filed).

4.1	—

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

4.17	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.

31.1	—	Rule 13a-14(a) Certifications.

32.1	—	Section 1350 Certifications.

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

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION (Registrant)

Date: September 15, 2003	By	/s/ JOHN B. BLYSTONE

John B. Blystone Chairman, President and Chief Executive Officer

Date: September 15, 2003	By	/s/ PATRICK J. O’LEARY

Patrick J. O’Leary Vice President Finance, Treasurer and Chief Financial Officer

Date: September 15, 2003	By	/s/ RONALD L. WINOWIECKI

Ronald L. Winowiecki Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.	Description

3.2	—Amended and Restated By-Laws (previously filed).
31.1	—Rule 13a-14(a) Certifications.
32.1	—Section 1350 Certifications

For exhibits not filed herewith, see Item 6 for exhibits
incorporated by reference.