Form 10-Q/A
period 2003-06-30
SPX CORP
filed 2003-09-15
CIK 88205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-2

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

EXPLANATORY NOTE

           We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Form 10-Q/A") because we have revised the pro forma net income and pro forma earnings per share amounts included in Note 11 of the Condensed Consolidated Financial Statements. It should be noted that this revision relates to pro forma disclosures only and does not impact any actual reported balances, results of operations or cash flows included in the Condensed Consolidated Financial Statements. We have amended and restated in its entirety each item of our Original Form 10-Q that has been affected by the aforementioned change. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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



	As Reported		Adjustment				Adjusted
	Three months ended June 30,		Three months ended June 30,				Three months ended June 30,
	2003	2002	2003		2002		2003	2002

Net income - as reported	$53.8	$58.3		$—		$—	$53.8	$58.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	0.9	—		—		—	0.9	—
Deduct: Total stock-based expense determined under fair value based method, net of related tax effect:
Awards granted at market value	(10.8)	(8.9)		0.9		(0.9)	(9.9)	(9.8)
Awards granted above market value	(4.7)	(3.7)		(6.8)		(6.9)	(11.5)	(10.6)

Net income - pro forma	$39.2	$45.7		$(5.9)		$(7.8)	$33.3	$37.9

Basic earnings per share of common stock:
Income per share - as reported	$0.69	$0.71		$—		$—	$0.69	$0.71
Income per share - pro forma	0.50	0.55		(0.07)		(0.09)	0.43	0.46
Diluted earnings per share of common stock:
Income per share - as reported	$0.69	$0.69	$		$		$0.69	$0.69
Income per share - pro forma	0.50	0.54		(0.07)		(0.09)	0.43	0.45
Basic earnings per share of common stock from continuing operations:
Income per share - as reported	$0.66	$0.81		$—		$—	$0.66	$0.81
Income per share - pro forma	0.47	0.65		(0.08)		(0.09)	0.39	0.56
Diluted earnings per share of common stock from continuing operations:
Income per share - as reported	$0.66	$0.79		$—		$—	$0.66	$0.79
Income per share - pro forma	0.47	0.64		(0.08)		(0.09)	0.39	0.55

	As Reported		Adjustment		Adjusted
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002	2003	2002

Net income - as reported	$62.2	$(25.2)	$—	$—	$62.2	$(25.2)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	1.7	—	—	—	1.7	—
Less: Total stock-based expense determined under fair value based method, net of related tax effect:
Awards granted at market value	(21.6)	(17.8)	0.6	(2.2)	(21.0)	(20.0)
Awards granted above market value	(9.3)	(7.4)	(13.6)	(13.8)	(22.9)	(21.2)

Net income - pro forma	$33.0	$(50.4)	$(13.0)	$(16.0)	$20.0	$(66.4)

Basic earnings per share of common stock:
Income per share - as reported	$0.79	$(0.31)	$—	$—	$0.79	$(0.31)
Income per share - pro forma	0.42	(0.61)	(0.17)	(0.20)	0.25	(0.81)
Diluted earnings per share of common stock:
Income per share - as reported	$0.79	$(0.30)	$—	$—	$0.79	$(0.30)
Income per share - pro forma	0.42	(0.60)	(0.17)	(0.19)	0.25	(0.79)
Basic earnings per share of common stock from continuing operations:
Income per share - as reported	$1.15	$1.60	$—	$—	$1.15	$1.60
Income per share - pro forma	0.78	1.29	(0.16)	(0.19)	0.62	1.10
Diluted earnings per share of common stock from continuing operations:
Income per share - as reported	$1.15	$1.56	$—	$—	$1.15	$1.56
Income per share - pro forma	0.78	1.26	(0.16)	(0.19)	0.62	1.07


Earnings Per Share

          The following table sets forth calculations used in the computation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Numerator:
Net income from continuing operations before change in accounting principle	$51.1	$66.6	$90.8	$131.3

Denominator:
Weighted-average shares outstanding	77.567	82.594	78.606	81.948
Effect of dilutive securities:
Employee stock options and warrants	0.336	2.076	0.297	2.118

Adjusted weighted-average shares and assumed conversions	77.903	84.670	78.903	84.066

Comprehensive Income (Loss)

          The components of comprehensive income (loss), were as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income (loss)	$53.8	$58.3	$62.2	$(25.2)
Foreign currency translation adjustment	59.7	23.7	87.3	(3.8)
Unrealized losses on qualifying cash flow hedges, net of tax	(16.8)	(19.6)	(16.2)	(6.2)

Comprehensive income (loss)	$96.7	$62.4	$133.3	$(35.2)

          The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	June 30, 2003	December 31, 2002

Foreign currency translation adjustment	$171.2	$83.9
Unrealized losses on qualifying cash flow hedges, net of tax	(64.7)	(48.5)
Minimum pension liability adjustment, net of tax	(233.0)	(233.0)

Accumulated other comprehensive loss	$(126.5)	$(197.6)

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

4.18	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.

31.1	—	Rule 13a-14(a) Certifications

32.1	—	Section 1350 Certifications


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

SPX CORPORATION (Registrant)

Date: September 15, 2003	By	/s/ JOHN B. BLYSTONE

John B. Blystone Chairman, President and Chief Executive Officer

Date: September 15, 2003	By	/s/ PATRICK J. O’LEARY

Patrick J. O’Leary Vice President Finance, Treasurer and Chief Financial Officer

Date: September 15, 2003	By	/s/ RONALD L. WINOWIECKI

Ronald L. Winowiecki Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.	Description

31.1	— Rule 13a - 14(a) Certifications

32.1	— Section 1350 Certifications


For exhibits not filed herewith, see Item 6 for exhibits
incorporated by reference.