Form 10-K/A
period 2002-12-31
SPX CORP
filed 2003-09-17
CIK 88205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A-2

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

EXPLANATORY NOTE

We filed this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002 (the “Form 10-K/A”) primarily to amend our Consolidated Financial Statements for the years ended December 31, 2000, 2001 and 2002 to reflect the reclassifications of the results of our former subsidiary, Inrange Technologies Corporation, Inc. (“Inrange”), as discontinued operations in accordance with generally accepted accounting principles and to correspondingly modify related disclosures. We completed the sale of Inrange on May 5, 2003. In addition, we are filing a Report of Independent Auditor from Deloitte & Touche LLP relating to all years presented in our Consolidated Financial Statements; we have added Note 18 to our Consolidated Financial Statements, in accordance with generally accepted accounting principles, to reflect events occurring prior to the new date of the independent auditors’ report; we have revised the pro forma net income and pro forma earnings per share amounts included in Note 1 and Note 16 of the Consolidated Financial Statements; and finally we have updated Item 14 in accordance with recently revised SEC rules. We have amended in its entirety each item of our Original Form 10-K that has been affected by the aforementioned changes. The filing of this Form 10-K/A shall not be deemed an admission that the Original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

/s/ Deloitte & Touche LLP

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