Form 10-Q
period 2003-09-30
SPX CORP
filed 2003-10-28
CIK 88205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☒  Yes  ☐  No

Common shares outstanding October 24, 2003    76,173,130

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	Unaudited
	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and equivalents	$706.0	$541.3
Accounts receivable, net	983.0	991.8
Inventories, net	663.1	605.0
Deferred income taxes	209.0	229.9
Other current assets	91.5	90.8
Assets of discontinued operations	—	263.3

Total current assets	2,652.6	2,722.1
Property, plant and equipment	1,304.4	1,260.8
Accumulated depreciation	(562.5)	(493.5)

Net property, plant and equipment	741.9	767.3
Goodwill	2,759.3	2,596.0
Intangible assets, net	581.0	530.4
Other assets	401.1	475.7

Total assets	$7,135.9	$7,091.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$557.9	$500.9
Accrued expenses	772.4	789.3
Short-term debt	266.2	251.4
Current maturities of long-term debt	36.4	28.9
Liabilities of discontinued operations	—	86.7

Total current liabilities	1,632.9	1,657.2
Long-term debt	2,460.0	2,414.6
Deferred income taxes	607.3	595.1
Other long-term liabilities	705.4	720.5

Total long-term liabilities	3,772.7	3,730.2
Minority interest	1.7	11.7
Shareholders’ equity:
Common stock	873.9	868.0
Paid-in capital	880.0	863.3
Retained earnings	615.4	478.2
Unearned compensation	(42.1)	(46.1)
Accumulated other comprehensive loss	(129.8)	(197.6)
Common stock in treasury	(468.8)	(273.4)

Total shareholders’ equity	1,728.6	1,692.4

Total liabilities and shareholders’ equity	$7,135.9	$7,091.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$1,241.9	$1,233.3	$3,628.5	$3,506.6
Costs and expenses:
Cost of products sold	864.2	848.4	2,532.8	2,369.5
Selling, general and administrative	214.4	215.6	678.1	645.2
Intangible amortization	2.6	2.0	7.2	5.3
Special charges	13.5	4.4	46.8	49.9

Operating income	147.2	162.9	363.6	436.7
Other income, net	4.6	4.6	5.4	4.4
Equity earnings in joint ventures	8.5	8.6	26.2	27.2
Interest expense, net	(45.2)	(48.8)	(136.0)	(124.1)

Income from continuing operations before income taxes	115.1	127.3	259.2	344.2
Provision for income taxes	(40.2)	(49.7)	(93.5)	(135.3)

Income from continuing operations before change in accounting principle	74.9	77.6	165.7	208.9
Loss from discontinued operations, net of tax	—	(1.8)	(28.6)	(9.7)
Change in accounting principle	—	—	—	(148.6)

Net income	$74.9	$75.8	$137.1	$50.6

Basic income (loss) per share of common stock
Income from continuing operations before change in accounting principle	$0.99	$0.94	$2.14	$2.55
Loss from discontinued operations	—	(0.02)	(0.37)	(0.12)
Change in accounting principle	—	—	—	(1.81)

Net income per share	$0.99	$0.92	$1.77	$0.62

Weighted average number of common shares outstanding	75.601	81.968	77.593	81.954
Diluted income (loss) per share of common stock
Income from continuing operations before change in accounting principle	$0.98	$0.93	$2.12	$2.49
Loss from discontinued operations	—	(0.02)	(0.37)	(0.12)
Change in accounting principle	—	—	—	(1.77)

Net income per share	$0.98	$0.91	$1.75	$0.60

Weighted average number of common shares outstanding	76.720	83.194	78.167	83.772

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(in millions)

	Nine months ended September 30,
	2003	2002
Cash flows from (used in) operating activities:
Net income	$137.1	$50.6
Loss from discontinued operations	28.6	9.7
Change in accounting principle	—	148.6

Income from continuing operations before change in accounting principle	165.7	208.9
Adjustments to reconcile income from continuing operations before change in accounting principle to net cash from operating activities
Special and other charges	46.8	62.5
Deferred income taxes	37.2	90.4
Depreciation	84.4	80.3
Amortization of intangible and other assets	8.1	8.0
Amortization of discount on LYONs	15.1	17.0
Employee benefits	26.4	(1.4)
Other, net	18.2	5.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	70.3	(2.2)
Inventories	(10.9)	(17.0)
Accounts payable, accrued expenses and other	(117.2)	(95.0)
Changes in working capital securitizations	2.0	(21.0)
Cash spending on restructuring actions	(49.3)	(61.3)

Net cash from continuing operations	296.8	275.0
Net cash from (used in) discontinued operations	9.7	(3.7)

Net cash from operating activities	306.5	271.3
Cash flows from (used in) investing activities:
Proceeds from asset sales and business divestitures	232.7	29.3
Business acquisitions and investments, net of cash acquired	(189.2)	(148.4)
Capital expenditures	(54.2)	(60.8)
Other, net	—	(3.1)

Net cash used in continuing operations	(10.7)	(183.0)
Net cash used in discontinued operations	(0.5)	(8.9)

Net cash used in investing activities	(11.2)	(191.9)
Cash flows from (used in) financing activities:
Borrowings under debt agreements	293.8	1,201.0
Payments under debt agreements	(248.4)	(1,430.5)
Purchases of common stock	(195.4)	(77.5)
Common stock issued under stock incentive programs	4.8	48.6
Common stock issued under exercise of stock warrants	—	24.2
Other, net	—	(20.1)

Net cash used in continuing operations	(145.2)	(254.3)
Net cash used in discontinued operations	—	(13.7)

Net cash used in financing activities	(145.2)	(268.0)

Net increase (decrease) in cash and equivalents	150.1	(188.6)
Consolidated cash and equivalents, beginning of period (includes $14.6 and $17.0 of cash and equivalents of discontinued operations, respectively)	555.9	460.0

Consolidated cash and equivalents, end of period	$706.0	$271.4

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2002 Annual Report on Form 10-K, as amended. On April 7, 2003, we announced the sale of our Inrange Technologies Corporation subsidiary (“Inrange”) and closed the sale on May 5, 2003 (see Note 4). The results of Inrange, which was part of our Technical Products and Services segment, are reported as discontinued operations in our condensed consolidated financial statements. Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations.

(2)	NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The provisions of SFAS No. 143 require that asset retirement obligations that are identifiable upon acquisition and construction and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. We have adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of this statement has not had and is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued product lines, plant closings or other exit or disposal activities. Previous accounting guidance was provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 superseded EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We frequently engage in strategic restructuring and integration initiatives that include exit and disposal activities. Accordingly, the adoption of SFAS No. 146 has impacted the timing of recognition of certain restructuring costs however the effect of adoption has not had a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued, including matters such as commercial product warranties. The disclosure requirements in this interpretation are effective for financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the recognition provisions of FIN 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows. See Note 9 for our disclosure on product warranties.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions, as amended, are effective for the first interim or annual period ending after December

15, 2003 for those variable interests held prior to February 1, 2003. Currently, we are still assessing the provisions of FIN 46; however we do not expect that adoption of FIN 46 will have a material impact on our financial position or results of operations.

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

(3)	STOCK BASED COMPENSATION

We account for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly no stock option expense is recognized. We adopted the disclosure provisions of SFAS No. 148, and the following table illustrates the pro forma effect on net income and income per share for the three and nine months ended September 30, 2003 and 2002 had the fair value recognition provisions of SFAS No. 123 been applied to stock-based employee compensation:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income — as reported	$74.9	$75.8	$137.1	$50.6
Add: Stock-based employee compensation expense included in reported net income	1.4	1.4	4.0	1.4
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(9.5)	(9.9)	(30.5)	(29.9)
Awards granted above market value	(12.0)	(12.0)	(35.8)	(33.2)

Net income (loss) — pro forma	$54.8	$55.3	$74.8	$(11.1)

Basic earnings (loss) per share of common stock:
Income per share — as reported	$0.99	$0.92	$1.77	$0.62
Income (loss) per share — pro forma	$0.72	$0.67	$0.96	$(0.14)
Diluted earnings (loss) per share of common stock:
Income per share — as reported	$0.98	$0.91	$1.75	$0.62
Income (loss) per share — pro forma	$0.71	$0.66	$0.96	$(0.13)
Basic earnings per share of common stock from continuing operations before change in accounting principle:
Income per share — as reported	$0.99	$0.95	$2.14	$2.55
Income per share — pro forma	$0.72	$0.70	$1.33	$1.80
Diluted earnings per share of common stock from continuing operations before change in accounting principle:
Income per share — as reported	$0.98	$0.93	$2.12	$2.49
Income per share — pro forma	$0.71	$0.69	$1.32	$1.76

(4)	ACQUISITIONS AND DIVESTITURES

We continually review each of our businesses pursuant to our “fix, sell or grow” strategy. We use acquisitions as a part of our strategy to acquire access to new technologies, expand our geographic reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. We also may look to sell current business assets if we determine they strategically fit better with another company. Business acquisitions and dispositions for the nine months ended September 30, 2003 and 2002 are described below.

Business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the condensed consolidated statements of income include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at preliminary estimates of fair values as determined by management based on information available. Final purchase price allocations are based on independent appraisals and management estimates. We finalize the allocation of purchase price to the fair value of the assets and liabilities assumed when we obtain information sufficient to complete the allocation and in all cases within one year after acquisition.

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

During the second quarter, our specialty engineered products platform in the Industrial Products and Services segment completed the acquisition of GenMech Aerospace (“GenMech”) for a cash purchase price of $15.4. GenMech had revenues of $15.5 in the twelve months prior to the date of acquisition.

During the second quarter, our Service Solutions segment completed the acquisition of Kitba Consulting Services, L.P. (“Kitba”) for a cash purchase price of $5.0. Kitba had revenues of $10.0 in the twelve months prior to the date of acquisition.

During the third quarter, our specialty engineered products platform in the Industrial Products and Services segment completed the acquisition of BHS Torin, for a cash purchase price of $3.4. BHS Torin had revenues of $3.7 in the twelve months prior to the date of acquisition.

During the third quarter, our cooling technologies and services platform in the Flow Technology segment completed the acquisition of Rothemuhle, for a cash purchase price of $4.9. Rothemuhle had revenues of $20.0 in the twelve months prior to the date of acquisition.

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

During the third quarter, our cooling technologies and services platform in the Flow Technology segment completed the acquisition of certain assets and subsidiaries of the Balcke Cooling Products Group (“Balcke”) from Babcock Borsig AG for a net purchase price of approximately $44.3, which included debt assumed. Of the purchase price, $14.0 has not been paid as of September 30, 2003 and is being held in escrow pending the ultimate resolution of various purchase agreement matters. Balcke had revenues of approximately $226.0 in the twelve months prior to the date of acquisition.

During the third quarter, in the Service Solutions segment, we completed one acquisition for a purchase price of $5.0. The acquired company had revenues of $4.8 in the twelve months prior to the date of acquisition.

These acquisitions were not material individually or in the aggregate.

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

For the period from January 1, 2003 through May 5, 2003, total revenues and pre-tax loss from discontinued operations were $48.3 and $15.4, respectively. For the nine month period ended September 30, 2002, revenues and pre-tax loss from discontinued operations were $167.6 and $17.2, respectively. The total loss from discontinued operations, net of tax, for the nine months ended September 30, 2003 was $28.6, which reflects a loss on the sale of Inrange of $18.9.

The major classes of assets and liabilities of Inrange, included in the accompanying condensed consolidated balance sheet as of December 31, 2002 are shown below. The amounts below exclude inter-company balances and differ from Inrange’s publicly issued financial statements to conform to the presentation in our condensed consolidated balance sheet as of December 31, 2002.

Assets:
Cash and equivalents	$14.6
Accounts receivable, net	61.5
Inventories, net	27.5
Other current assets	10.7
Net property, plant and equipment	16.7
Goodwill and intangibles, net	107.1
Other assets	25.2

Assets of discontinued operations	$263.3

Liabilities:
Accounts payable	$14.4
Accrued expenses and other	35.2
Deferred income taxes	37.1

Liabilities of discontinued operations	$86.7

(5)	BUSINESS SEGMENT INFORMATION

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

Inter-company sales among segments are not significant. To be consistent with the reporting basis on which management internally evaluates segment performance, segment income excludes special charges, including those recorded in cost of products sold, and general corporate expenses. See Note 6 for more detail on special charges by segment. Financial data for our business segments is as follows:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Revenues:
Technical Products and Systems	$311.7	$285.4	$885.8	$793.8
Industrial Products and Services	345.8	411.7	1,065.2	1,226.7
Flow Technology	386.5	370.1	1,120.1	966.5
Service Solutions	197.9	166.1	557.4	519.6

	$1,241.9	$1,233.3	$3,628.5	$3,506.6

Segment Income:
Technical Products and Systems	$54.6	$61.1	$138.9	$153.6
Industrial Products and Services	36.7	57.0	108.7	184.7
Flow Technology	62.2	58.1	152.6	142.6
Service Solutions	24.6	18.5	63.2	60.4

Total Segment Income	178.1	194.7	463.4	541.3
General Corporate	(17.4)	(14.8)	(53.0)	(42.1)
Special and Other Charges (1)	(13.5)	(17.0)	(46.8)	(62.5)

Consolidated Operating Income	$147.2	$162.9	$363.6	$436.7

(1)	The three and nine month periods ended September 30, 2002 include $12.6 of charges recorded in cost of products sold.

(6)	SPECIAL AND OTHER CHARGES

As part of our Value Improvement Process®, we right size and consolidate operations to drive results. Additionally, due to our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint, and profitability in any economic environment. As a result of our strategic review process, we recorded special and other charges of $46.8 and $62.5 in the first nine months of 2003 and 2002, respectively. Of this charge, $12.6 is recorded as a component of cost of products sold. These special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce our work force and rationalize certain product lines.

The purpose of our restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency. We estimate that we will achieve operating cost reductions in 2003 and beyond through reduced employee and manufacturing costs and other facility overhead reductions.

The components of the charges have been computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets, and estimated exit costs including severance and other employee benefits based on existing severance practices and local laws.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued product lines, plant closing or other exit or disposal activities. SFAS No. 146 superseded EITF 94-3 and was applied prospectively to all exit or disposal activities initiated after December 31, 2002. We frequently engage in strategic restructuring and integration initiatives that include exit and disposal activities. Accordingly, the adoption SFAS No. 146 has impacted the timing of recognition of certain restructuring costs and is expected to have a similar impact on the timing of recognition of future restructuring costs.

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

Special and other charges for the three and nine month periods ended September 30, 2003 and 2002 include the following:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Employee Benefit Costs	$6.5	$4.5	$23.4	$26.3
Facility Consolidation Costs	0.9	(0.1)	3.8	7.1
Other Cash Costs	2.0	—	3.3	3.1
Non-Cash Asset Write-downs	4.1	12.6	16.3	26.0

Total Special Charges	$13.5	$17.0	$46.8	$62.5

At September 30, 2003, a total of $29.9 of restructuring liabilities remained on the Condensed Consolidated Balance Sheet as shown below. With the exception of certain multi-year operating lease obligations at closed facilities and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2002 through September 30, 2003:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Total Cash Costs	Non-cash Asset Write-downs	Total Special Charges
Balance at December 31, 2002	$30.2	$15.8	$2.7	$48.7
Special Charges	23.7	4.0	3.3	31.0	$16.3	$47.3

Adjustments	(0.3)	(0.2)	—	(0.5)		(0.5)

Cash Payments	(36.4)	(10.2)	(2.4)	(49.3)		$46.8

Balance at September 30, 2003	$16.9	$9.4	$3.6	$29.9

Special Charges—2003

In the third quarter of 2003, we recorded special charges of $13.5, comprised of $0.8 in the Technical Products and Systems segment, $8.0 in the Industrial Products and Services segment, $4.0 in the Flow Technology segment, and $0.7 in the Service Solutions segment.

The charges recorded in the third quarter related primarily to employee benefit costs and asset impairments associated with new and previously announced facility consolidation actions and workforce reductions at many of our businesses, including our specialty engineered products, fluid systems, and laboratory and life sciences platforms. The new restructuring initiatives announced in the third quarter of 2003 will result in the termination of approximately 206 hourly and 65 salaried employees located in the United States, the United Kingdom and France, and the closure of a manufacturing facility in the United Kingdom.

Operating income for the nine months ended September 30, 2003 was reduced by $46.8 of charges, primarily related to the actions described below.

In the Technical Products and Systems segment, we recorded $14.0 of special charges for the nine months ended September 30, 2003 related primarily to employee benefit costs and asset impairments. In the second quarter our laboratory and life science products platform announced the closure of a manufacturing and administrative facility in Newtown, CT. The operations at this facility have been outsourced or consolidated into the platform’s headquarters in Asheville, NC. As a result of the facility closure, we recorded impairment charges for certain machinery and equipment. We consolidated facilities and product lines at our broadcast and communication systems and services platform, which resulted in the closure of a manufacturing facility in Palmyra, MO. We also completed the closure of the Mahwah, NJ manufacturing facility at our electrical test and measurement solutions platform. In addition, we recorded charges at our security and building life safety systems platform for rightsizing actions that included a worldwide workforce reduction and the consolidation of an existing administrative facility in Falls Church, VA into a facility acquired with our acquisition of Vance International. These restructuring actions will result in the termination of approximately 363 hourly and 181 salaried employees located in the United States, Canada, the United Kingdom, and South Africa.

In the Industrial Products and Services segment, we recorded $18.1 of special charges for the nine months ended September 30, 2003. These charges represent primarily employee benefit costs and asset impairments for initiatives taken to right size manufacturing and administrative operations and the exit of a product line at our specialty engineered products platform. In the second quarter, we formalized plans to consolidate and relocate to Mexico certain manufacturing operations of our dock products business by closing a manufacturing facility in Milwaukee, WI. As a result of the facility closure, we recorded impairment charges for certain plant and equipment that will not be used in the continuing operations. The closure and termination announcements to the impacted employees occurred in July 2003 and we have recognized the associated costs during the third quarter. In the third quarter, our hydraulic power tools unit announced the closure of a manufacturing facility in the United Kingdom with certain operations being outsourced or relocated to another facility. In addition, our power systems platform implemented a strategy to exit certain of its breaker repair and service operations which resulted in workforce reductions and the closure of three field service offices located in Rochester, NY, Cincinnati, OH, and Cleveland, OH. These restructuring actions will result in the termination of approximately 300 hourly and 112 salaried domestic employees.

In the Flow Technology segment, we recorded $12.6 of special charges for the nine months ended September 30, 2003. Of these charges, $4.8 relates to employee benefit and facility consolidation costs resulting from the implementation of our process equipment business consolidation strategy. This business consolidation resulted in workforce reductions, the closure of a manufacturing facility in Reading, PA, and the closure of an administrative office in Roselle, IL. In addition, facility consolidations at our cooling technologies and services and fluid systems platforms resulted in the closure of manufacturing facilities, located in Eloy, AZ and Ocala, FL, and sales and administrative offices, located in Santa Rosa, CA, Atlanta, GA and Philadelphia, PA. Other actions taken at our fluid systems platform were predominantly for the integration of existing air treatment operations into the recently acquired Hankison operations. In total, these restructuring and integration initiatives will result in the termination of approximately 157 hourly and 159 salaried domestic employees.

In the Service Solutions segment, we recorded $2.1 of special charges for the nine months ended September 30, 2003. These charges relate primarily to as-incurred exit costs associated with the closure of our Montpelier, OH manufacturing facility. In addition, employee benefit costs were recorded for a workforce reduction at our technical information and services product line. This rightsizing action will result in the termination of approximately 12 hourly and 22 salaried employees in the United States, France, and the United Kingdom.

Special and Other Charges—2002

In the third quarter of 2002, we recorded $17.0 of charges, of which $12.6 was recorded as a component of cost of products sold. Excluding the charges recorded in cost of products sold, $1.0 was recorded in the Technical Products and Systems segment, $1.5 was recorded in the Industrial Products and Services segment, $0.8 was recorded in the Flow Technology segment, and $1.1 was recorded in the Service Solutions segment. Of the $12.6 recorded in cost of products sold, $3.1 was recorded in the Flow Technology segment and $9.5 was recorded in the Service Solutions segment.

The charges recorded in the third quarter are primarily related to employee benefit costs for work force reductions at our dock products business and our hydraulic power tools business. In addition, the charges recorded in cost of products sold were associated with the realignment of certain inventory related primarily to market conditions, our decision to outsource non-core components, mechanical tool assemblies, and portions of our air conditioning product lines and the closure of a facility. The restructuring initiatives announced in the third quarter of 2002 resulted in the elimination of approximately 52 hourly and 26 salaried domestic employees.

Operating income for the nine months ended September 30, 2002 was reduced by charges of $62.5 primarily related to the actions described below. Of this charge, $12.6 is recorded as a component of cost of products sold.

In the Technical Products and Systems segment, $2.4 of charges primarily related primarily to work force reduction costs at our lab and life sciences platform.

In the Industrial Products and Services segment, $30.4 was recorded for the nine months ended September 30, 2002. These charges represented employee benefit costs, facility consolidation costs, and asset impairments and were primarily associated with the closure of the Milpitas, CA manufacturing facility at our power systems business, a restructuring action at our hydraulic power tools unit that resulted in the exiting of certain machining operations, and a work force reduction at our dock products business. These restructuring actions resulted in the elimination of approximately 374 hourly and 201 salaried domestic employees.

In the Flow Technology segment, $9.3 of charges was recorded for the nine months ended September 30, 2002. Of these charges, $6.2 related to employee benefit costs for work force reduction initiatives taken at our process and fluid handling business as well as facility consolidation costs for additional business consolidation actions taken by our valves and controls business. The actions taken at our valves and controls business were predominantly for the integration of existing valve businesses into our newly acquired Daniel Valve business. These restructuring and integration initiatives resulted in the termination of approximately 128 hourly and 38 salaried domestic employees. In addition, $3.1 of this charge was recorded in cost of products sold for inventory disposed of as part of our decision to discontinue a product line.

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

The Corporate special charges for the nine months ended September 30, 2002 of $9.4 related to the final costs to complete the relocation of our corporate headquarters to Charlotte, NC, and the impairment of a corporate asset.

(7)	INVENTORY

Inventory consists of the following amounts (reduced when necessary to estimated realizable values):

	September 30, 2003	December 31, 2002
Finished goods	$301.0	$311.9
Work in process	141.0	105.2
Raw material and purchased parts	232.9	201.0

Total FIFO cost	$674.9	$618.1
Excess of FIFO cost over LIFO inventory value	(11.8)	(13.1)

Total inventory	$663.1	$605.0

(8)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables reflect goodwill and intangible assets as of December 31, 2002. Thereafter, activity reflects the initial allocation of purchase price for acquisitions completed in the first nine months of 2003, subsequent purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment, currency translation adjustments and amortization. This information is presented first on a consolidated basis and second on a segment basis.

Consolidated:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total
Weighted average useful life in years			8	11	5
December 31, 2002 gross balance	$2,596.0	$479.8	$48.4	$1.7	$10.8	$3,136.7
Acquisitions, related adjustments, and currency translation	163.3	49.2	3.6	0.2	4.8	221.1

September 30, 2003 gross balance	$2,759.3	$529.0	$52.0	$1.9	$15.6	$3,357.8

December 31, 2002 accumulated amortization			$(7.8)	$(0.6)	$(1.9)	$(10.3)
Amortization			(4.6)	(0.4)	(2.2)	(7.2)
September 30, 2003 accumulated amortization			$(12.4)	$(1.0)	$(4.1)	$(17.5)

Estimated amortization expense:
For year ended 2003	$9.9
For year ended 2004	$10.0
For year ended 2005	$9.2
For year ended 2006	$7.7
For year ended 2007	$6.1

Segments:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total
Technical Products and Systems
December 31, 2002 gross balance	$620.6	$85.3	$18.0	$1.6	$5.9	$731.4
Acquisitions, related adjustments, and currency translation	81.8	10.5	0.5	0.2	0.3	93.3

September 30, 2003 gross balance	$702.4	$95.8	$18.5	$1.8	$6.2	$824.7

December 31, 2002 accumulated amortization			$(3.3)	$(0.6)	$(0.4)	$(4.3)
Amortization			(1.9)	(0.3)	(0.8)	(3.0)

September 30, 2003 accumulated amortization			$(5.2)	$(0.9)	$(1.2)	$(7.3)

Industrial Products and Services
December 31, 2002 gross balance	$790.1	$155.5	$13.9	$0.1	$4.1	$963.7
Acquisitions, related adjustments, and currency translation	20.4	21.3	1.6	—	4.4	47.7

September 30, 2003 gross balance	$810.5	$176.8	$15.5	$0.1	$8.5	$1,011.4

December 31, 2002 accumulated amortization			$(2.1)	$—	$(1.2)	$(3.3)
Amortization			(0.9)	(0.1)	(1.1)	(2.1)

September 30, 2003 accumulated amortization			$(3.0)	$(0.1)	$(2.3)	$(5.4)

Flow Technology
December 31, 2002 gross balance	$897.8	$188.5	$15.4	$—	$0.8	$1,102.5
Acquisitions, related adjustments, and currency translation	56.4	17.2	1.5	—	0.1	75.2

September 30, 2003 gross balance	$954.2	$205.7	$16.9	$—	$0.9	$1,177.7

December 31, 2002 accumulated amortization			$(1.9)	$—	$(0.3)	$(2.2)
Amortization			(1.7)	—	(0.3)	(2.0)

September 30, 2003 accumulated amortization			$(3.6)	$—	$(0.6)	$(4.2)

Service Solutions
December 31, 2002 gross balance	$287.5	$50.5	$1.1	$—	$—	$339.1
Acquisitions, related adjustments, and currency translation	4.7	0.2	—	—	—	4.9

September 30, 2003 gross balance	$292.2	$50.7	$1.1	$—	$—	$344.0

December 31, 2002 accumulated amortization			$(0.5)	$—	$—	$(0.5)
Amortization			(0.1)	—	—	(0.1)

September 30, 2003 accumulated amortization			$(0.6)	$—	$—	$(0.6)

In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite-lived intangibles in connection with our long-range forecasting process which will take place in the fourth quarter of this year. In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144.

In accordance with the adoption of the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, we were required to test all existing goodwill for impairment as of January 1, 2002 on a reporting unit basis. Step 1 of this test involved comparing the carrying values of the reported net assets of our reporting units to their fair values. Fair value was based on discounted cash flow projections, but we also considered factors such as market capitalization and comparable industry price multiples. The net assets of our automotive filtration systems unit and hydraulic power tools unit, both in our Industrial Products and Services segment, had carrying values in excess of their fair values. For these reporting units, we performed Step 2 of the impairment testing provisions.

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

(9)	WARRANTY

In the normal course of business, we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimated warranty cost based on contract terms and historical experience. Because warranty estimates are forecasts that are based on the best available information, actual warranty costs may differ from these estimates. In addition, due to the seasonal fluctuations at certain of our businesses the timing of warranty provisions and the usage of warranty accruals can vary period to period. Adjustments to initial obligations for warranties are made as changes in the obligations can be estimated. The following is an analysis of our product warranty accrual from December 31, 2002 through September 30, 2003:

Balance as of December 31, 2002	$61.4
Acquisitions	9.5
Provisions	24.1
Usage	(24.5)

Balance as of September 30, 2003	$70.5

(10)	INDEBTEDNESS

	September 30, 2003	December 31, 2002
Tranche A loan	$219.4	$225.0
Tranche B loan	1,090.9	410.3
Tranche C loan	—	683.7
LYONs, net of unamortized discount of $386.0 and $551.6, respectively	636.4	858.2
7.5% senior notes	500.0	500.0
6.25% senior notes	300.0	—
Other borrowings	15.9	17.7

	$2,762.6	$2,694.9
Less: short-term debt	(266.2)	(251.4)
Less: current maturities of long-term debt	(36.4)	(28.9)

Total long-term debt	$2,460.0	$2,414.6

Under our credit facility, aggregate maturities of the term loans are $33.6 in 2004, $44.8 in 2005, $56.1 in 2006, $61.7 in 2007, $324.2 in 2008 and $778.8 in 2009. Although no amounts are borrowed under our revolving credit loans at September 30, 2003, any future borrowings under these loans would mature in 2008, when the facility expires, but could be repaid at any time before 2008. Other borrowings are primarily property mortgages and revolving lines of credit at foreign locations that are refinanced as they come due and therefore, are classified as long-term.

Credit Facility

In August 2003, we refinanced our credit facility by combining the existing Tranche C term loan into the Tranche B term loan. The purpose of this refinancing was to reduce the applicable rate on the Tranche C borrowings and to amend certain covenants including, but not limited to, increased flexibility with respect to dividend payment and stock repurchases. The new combined Tranche B term loan matures in September 2009.

Under our credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first nine months of 2003, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the future. The Applicable Rate for the revolving loans and Tranche A term loan is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A term loans and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%
Tranche B term loans	2.25%	1.25%

Our $500.0 of revolving loans available under the credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At September 30, 2003, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $146.9 of letters of credit outstanding.

The credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries (excluding our interest in the EGS joint venture).

The credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended September 30, 2003, our Consolidated Leverage Ratio was 2.64 to 1.00 and our Consolidated Interest Coverage Ratio was 5.83 to 1.00.

The credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payments and transactions with affiliates. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to $75.0 plus an amount equal to 50% of Consolidated Net Income (as defined in the covenants) for the immediate preceding fiscal year. In addition, our credit facility contains the following covenants regarding our ability to repurchase shares of our common stock; (1) if our consolidated leverage ratio (as defined in the credit facility) is greater than 3.0, our share repurchase capacity is limited to $100.0, (2) if our consolidated leverage ratio is between 3.0 and 2.0, our share repurchase capacity is limited to $200.0 plus an amount equal to 50% of consolidated net income from October 1, 2002 to the end of the most recent fiscal period, less any cash dividends paid in excess of $75.0 and (3) if our consolidated leverage ratio is less than 2.0, our share repurchase capacity is unlimited. We have not paid cash dividends in 2002 or 2003. See note 12 for more specific information on share repurchases.

We are permitted to prepay the Tranche A and Tranche B term loans in whole or in part at any time without penalty or premium. We are not allowed to reborrow any amounts that we repay on the Tranche A or Tranche B term loans.

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

On May 9, 2003, 0.387 of the May LYONs were put to us and settled in cash for $236.9, their accreted value as of May 9, 2003. The 0.028 May LYONs that remain outstanding subsequent to the put have an accreted value of $17.1 at September 30, 2003 and are classified as long-term debt. Due to the settlement, we were subject to tax recapture on the majority of the May LYONs interest deduction. This resulted in an income tax payment of $11.6, which we paid in the third quarter of 2003.

SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” requires that obligations, that are by their terms, due upon demand within one year of the balance sheet date, should be considered short-term obligations. The February LYONs have a put option date within twelve months of September 30, 2003. Therefore, of the $619.3 total accreted value of the February LYONs at September 30, 2003, we have classified $266.2 as short-term debt. We have classified $353.1 as long-term debt as we have the ability and intent at September 30, 2003, through the availability of our revolving loans, to refinance the amount of any February LYONs that may be put to us. The next put date for the May LYONs is May 9, 2005 and therefore all May LYONs outstanding at September 30, 2003 are classified as long-term debt. In addition to using our revolving loans for the February LYONs classified as long-term debt, we may use cash, the trade receivable financing agreement that we entered into in April 2003, or other capital market refinancings to fund the short-term portion of these obligations if they are put to us or reach maturity.

The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that any of the February LYONs or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. As a result of the put on May 9, 2003, we were subject to $11.6 of tax recapture on the May LYONs. For the February LYONs, the amount of the total recapture calculated on the first put date would be approximately $54.8 on February 6, 2004.

The LYONs are subject to conversion to shares of our common stock only if certain contingencies are met. These contingencies include:

(1) Our average stock price exceeding predetermined accreted values of our stock price each quarter (see below);

(2) During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level;

(3) Upon the occurrence of certain corporate transactions, including a change in control.

In addition, a holder may surrender for conversion, at the accreted value, a LYON for redemption even if it is not otherwise convertible at such time.

The conversion rights based on predetermined accretive values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2003 Fourth Quarter	$85.33	$82.97
2004 First Quarter	$85.71	$83.45
2004 Second Quarter	$86.09	$83.93
2004 Third Quarter	$86.98	$84.42

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

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted as of September 30, 2003, the February LYONs and May LYONs would be exchanged for a total of 9.8 million shares of our common stock. If the LYONs had been converted as of January 1, 2003, diluted income per share of common stock from continuing operations would have been $0.91 and $2.01 for the three and nine-month periods ended September 30, 2003.

Senior Notes

In June 2003, we issued $300.0 of 6.25% senior notes pursuant to our universal shelf registration statement. These notes mature on June 15, 2011. In December 2002, we issued $500.0 of 7.5% senior notes pursuant to our universal shelf registration statement. These notes mature on January 1, 2013. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

The indentures governing the notes contain a number of covenants that limit our ability and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. Under the indentures, none of our subsidiaries are restricted from paying dividends to us. We have not paid cash dividends in 2002 or 2003. See note 12 for a more specific information on share repurchases.

Other Financing Agreements

Our compaction equipment business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which it has an agreement to sell, on a revolving basis without recourse, certain qualified receivables, of which $32.2 had been sold under the agreement at September 30, 2003. The agreement allows for the sale of up to $36.5 of certain qualified receivables to an unaffiliated third party entity and continues on an evergreen revolving basis unless we provide a three-month notice under the agreement to discontinue the facility. We expect to utilize the agreement in the foreseeable future. If we did not renew the contract, the impact on our financial condition or cash flows would not be material.

In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of September 30, 2003, we have not yet utilized this program.

(11)	FINANCIAL INSTRUMENTS

We have entered into interest rate protection agreements (“swaps”) to hedge interest rate risk on our variable rate debt portfolio. Our swaps are accounted for as cash flow hedges, and, as of September 30, 2003, we had outstanding swaps with maturities to November 2009 that effectively convert $1,300.0 of our variable rate debt to a fixed rate of approximately 7.0%.

As of September 30, 2003, the pre-tax accumulated derivative loss included in accumulated other comprehensive loss was $78.7 and a long-term liability of $78.7 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

From time to time we enter into commodity contracts or currency hedges. Other than the above noted swap arrangements, there were no material derivative instrument transactions during any of the periods presented.

(12)	SHAREHOLDERS’ EQUITY

(All option and share amounts are in millions)

Earnings Per Share

The following table sets forth calculations used in the computation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net income from continuing operations before change in accounting principle	$74.9	$77.6	$165.7	$208.9
Loss from discontinued operations, net of tax		(1.8)	(28.6)	(9.7)
Change in accounting principle				(148.6)
Net income	$74.9	$75.8	$137.1	$50.6

Denominator:
Weighted-average shares outstanding	75.601	81.968	77.593	81.954
Effect of dilutive securities:
Employee stock options and warrants	1.119	1.226	0.574	1.818

Adjusted weighted-average shares and assumed conversions	76.720	83.194	78.167	83.772

At September 30, 2003, 16.7 was the total number of stock options that could be considered as potential common shares that were not included in the computation of dilutive earnings per share because their impact would be anti-dilutive based on the current market prices of our common stock.

Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$74.9	$75.8	$137.1	$50.6
Foreign currency translation adjustment	(21.8)	41.5	65.5	37.7
Unrealized gains (losses) on qualifying cash flow hedges, net of tax	18.5	(19.3)	2.3	(25.5)

Comprehensive income	$71.6	$98.0	$204.9	$62.8

The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	September 30, 2003	December 31, 2002
Foreign currency translation adjustment	$149.4	$83.9
Unrealized losses on qualifying cash flow hedges, net of tax	(46.2)	(48.5)
Minimum pension liability adjustment, net of tax	(233.0)	(233.0)

Accumulated other comprehensive loss	$(129.8)	$(197.6)

Share Repurchases and Cash Dividends

In the first nine months of 2003, we repurchased 5.1 shares of our common stock on the open market, for cash of $195.4. We have not paid cash dividends in 2003 or 2002. We are subject to various restrictions under our senior secured credit agreement and senior note indenture, which limit our capacity to repurchase our stock for cash or to pay cash dividends. Under the most restrictive covenant, which is presently in our senior note indenture, our available capacity to make restricted payments, which includes paying cash dividends or repurchasing our stock, is $127.9 as of September 30, 2003.

(13)	OTHER MATTERS

In July 2003, we sold our 20% interest in the Assa Abloy door joint venture for $76.2 and recognized a $1.9 gain on the sale. We previously accounted for our interest in the joint venture under the equity method of accounting.

Certain other matters including contingencies are discussed in this Form 10-Q in the “Other Matters — Environmental and Legal Exposure,” “Other Matters - Pending Litigation” and “Current Liquidity and Concentration of Credit Risk” portions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

(in millions except per share and per LYONs data)

OVERVIEW

We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential. We are a multinational corporation with operations in over 20 countries. We have approximately 22,700 employees worldwide. Our strategy is to create market advantages through technology, service and product leadership by expanding our market focus to offer full customer solutions and by building critical mass through strategic acquisitions. Our business strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication.

We are a global provider of technical products and systems, industrial products and services, flow technology and service solutions. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

Discontinued Operations

As part of our ongoing strategic review process, we evaluated several alternatives for our Inrange Technologies Corporation (“Inrange”) subsidiary, part of our Technical Products and Systems segment, and concluded that it was a better strategic fit with another company. Therefore, on April 7, 2003, we announced that we had signed a definitive agreement with Computer Network Technology Corporation (“CNT”), which resulted in the acquisition by CNT of all of the outstanding shares of Inrange. On May 5, 2003, the sale of Inrange to CNT closed and our portion of the cash proceeds was $148.5, after a $24.5 settlement of an inter-company note payable by us to Inrange. We have accounted for the sale of Inrange as a discontinued operation in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” Accordingly, the results of Inrange for all periods presented are included in the condensed consolidated financial statements and MD&A as discontinued operations. Therefore, unless otherwise indicated, amounts provided in MD&A pertain to continuing operations only.

CONSOLIDATED RESULTS OF OPERATIONS

The following unaudited information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$1,241.9	$1,233.3	$3,628.5	$3,506.6
Gross margin	377.7	384.9	1,095.7	1,137.1
% of revenues	30.4%	31.2%	30.2%	32.4%
Selling, general and administrative expense	214.4	215.6	678.1	645.2
% of revenues	17.3%	17.5%	18.7%	18.4%
Intangible amortization	2.6	2.0	7.2	5.3
Special charges	13.5	4.4	46.8	49.9

Operating income	147.2	162.9	363.6	436.7
Other income, net	4.6	4.6	5.4	4.4
Equity earnings in joint ventures	8.5	8.6	26.2	27.2
Interest expense, net	(45.2)	(48.8)	(136.0)	(124.1)

Income from continuing operations before income taxes	$115.1	$127.3	$259.2	$344.2
Provision for income taxes	(40.2)	(49.7)	(93.5)	(135.3)

Income from continuing operations before change in accounting principle	$74.9	$77.6	$165.7	$208.9
Loss from discontinued operations, net of tax	—	(1.8)	(28.6)	(9.7)
Change in accounting principle (1)	—	—	—	(148.6)

Net income	$74.9	$75.8	$137.1	$50.6

Capital expenditures	$18.5	$18.6	$54.2	$60.8
Depreciation and amortization	29.0	32.5	92.5	88.3

(1)	In 2002, we recorded a charge for a change in accounting principle of $148.6 as a result of adopting the provisions of SFAS No. 142. See Note 8 to the Condensed Consolidated Financial Statements for more detail on this charge.

Consolidated Results of Operations: Third Quarter 2003 Compared to Third Quarter 2002

Revenues — In the third quarter of 2003, revenues increased by $8.6 from the same period in 2002. Organic revenues, revenues excluding acquisitions and divestitures, declined 5.9% in the third quarter of 2003 compared to the same period in 2002. Of the 5.9% decline, approximately 3.5% was due to a decline in revenues in the power market. The strength of foreign currencies against the U.S. dollar had a favorable impact on organic revenues of approximately 3.1%.

Gross margin — In the third quarter of 2003, gross margin decreased from 31.2% in 2002 to 30.4% in 2003. The decrease was due primarily to global competition and pricing pressures particularly at our power systems business, acquisitions completed in 2002 and in the first half of 2003, which have historically lower margins than our existing businesses and reduced demand for high margin products and services at our broadcast and communication platform and security and investigations business. In addition, pricing pressures impacted operating margins at our compaction equipment platform and lower gross profit margins were experienced at our hydraulic power unit business.

Selling, general and administrative expense (“SG&A”) — SG&A of $214.4 in the third quarter of 2003 was down slightly compared to $215.6 in the same period in 2002.

Special and other charges — In the third quarter of 2003, we recorded special charges of $13.5 associated primarily with facility closures and consolidation actions. Of the charges, $4.7 relates to costs associated with a facility consolidation at our hydraulic power tools business. The remaining charges relate primarily to costs associated with previously announced facility consolidation actions at our dock products business, our process equipment business, and our valves and controls business. In 2002, we recorded special and other charges of $17.0 associated primarily with integration and restructuring actions, of which $12.6 is recorded in cost of products sold.

Other income, net — In the third quarter of 2003, other income was $4.6 which primarily is comprised of a $1.7 gain on the sale of a facility and a $1.9 gain on the sale of our 20% interest in the Assa Abloy door joint venture.

Equity earnings in joint ventures — Equity earnings in joint ventures was $8.5 in the third quarter of 2003 compared to $8.6 in the third quarter of 2002. Due to the sale of our interest in the Assa Abloy door joint venture we expect quarterly equity earnings in joint ventures to decline between $1.5 to $2.0 in the future.

Interest expense, net — In the third quarter of 2003, interest expense was $45.2 compared to $48.8 in 2002. When excluding $10.1 of expense recorded in 2002 related to the July 2002 credit facility refinancing, interest expense in 2003 increased $6.5 quarter over quarter. The increase is mainly related to the $500.0 and $300.0 senior note offerings completed in December 2002 and June 2003, respectively.

Income taxes — The effective income tax rate for the third quarter of 2003 was 34.9% compared to 39.0% in 2002. The U.S. Internal Revenue Service recently completed an income tax audit of the 1996 and 1997 tax years for United Dominion Industries (“UDI”), which we acquired in May of 2001. Accordingly, the effective income tax rate for the quarter was lower than the first half effective tax rate of 37% due to the favorable completion of these audits.

Consolidated Results of Operations: First Nine Months of 2003 Compared to First Nine Months of 2002

Revenues — In the first nine months of 2003, revenues increased by $121.9, or 3.5%, from 2002. Organic revenues, revenues excluding acquisitions and divestitures, declined 5.3% in the first nine months of 2003 compared to the same period in 2002. Excluding the impact of the decline of revenues in the power market, organic revenues were approximately flat with the prior year. The strength of foreign currencies against the U.S. dollar increased organic revenues by approximately 3.8%.

Gross margin — In the first nine months of 2003, gross margin decreased to 30.2% from 32.4% in 2002. The decrease was due primarily to global competition and pricing pressures particularly at our power systems and compaction equipment platforms, acquisitions completed in 2002 and 2003 which have historically lower margins than our existing businesses and reduced demand for high margin products and services at our broadcast and communication platform and security and investigations business. In addition, lower gross profit margins were experienced due to lower volumes and overhead absorption at our hydraulic power tool business.

Selling, general and administrative expense (“SG&A”) — In the first nine months of 2003, SG&A increased to $678.1 from $645.2 in 2002, a $32.9 increase. The increase was driven primarily by acquisitions completed in 2002 and in the first nine months of 2003, and lower pension income in 2003 compared to 2002. In the second quarter, we realized a $3.2 benefit from an operational cost improvement at an environmental remediation site in Stockton, CA. In addition, we recorded $3.5 of corporate expense associated with the re-audit of our 2000 and 2001 financial statements performed in connection with the discontinued operations treatment for the sale of Inrange. In the first quarter of 2003, we negotiated two commercial sales contract matters that resulted in a $5.8 favorable impact.

Special and other charges — In the first nine months of 2003, we recorded special charges of $46.8 associated primarily with workforce reductions, facility closures and product line consolidations. In 2002, we recorded special and other charges of $62.5 associated primarily with integration and restructuring actions, of which $12.6 is recorded in cost of products sold. We have previously announced that we expect to take charges against earnings in 2003 in connection with implementing additional cost reduction actions or matters relating to asset impairments. We have estimated the range of these charges to be between $70.0 to $90.0, however, actual charges could be higher or lower than this range. We estimate that our restructuring actions will allow us to achieve operating cost reductions in 2003 and beyond through reduced employee and manufacturing costs and other facility overhead. The estimated period in which we realize savings on our restructuring actions is in the twelve months following the date of completion. For restructuring actions announced in the first nine months of 2003, we estimate that cost savings in the twelve months following the date of completion will be approximately $62.0 per year. Estimated cost savings will be realized in cost of products sold and selling, general and administrative expenses.

Other income, net — In the first nine months of 2003, other income was $5.4 compared to other income of $4.4 in 2002.

Interest expense, net — In the first nine months of 2003, interest expense was $136.0 compared to $124.1 in 2002. When excluding $10.1 of expense recorded in 2002 related to the July 2002 credit facility refinancing, interest expense in 2003 has increased $22.0 as compared to 2002. The increase is mainly related to the $500.0 and $300.0 senior note offerings completed in December 2002 and June 2003, respectively, and partially was offset by lower borrowing costs achieved as a result of our prior credit facility refinancings.

Income taxes — The effective income tax rate for the first nine months of 2003 was 36.0% compared to 39.3% in 2002. The effective income tax rate for the nine month period in 2003 is below the first half effective tax rate of 37.0% due to the recent completion of the 1996 and 1997 UDI income tax audits.

Seasonality, Competition and Trends

Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Our Technical Products and Systems and Flow Technology segments tend to be stronger during the third and fourth quarters due to the purchasing patterns of customers. The Industrial Products and Services segment is usually strongest in the second quarter due primarily to the seasonal demand for products at the compaction equipment platform reported in this segment. The Service Solutions segment revenues typically follow the timing of new vehicle model introductions for diagnostic systems and service equipment, the largest market in this segment. In aggregate, our businesses generally tend to be stronger in the second half of the year, particularly in the fourth quarter. As described in the following section, we expect 2003 operating profits derived from the power generation markets to be $53.0 to $56.0 lower than 2002, of which approximately $32.2 related to the first half of 2003. Accordingly, we expect reported net income in the second half of 2003 to be stronger than in the first half on a relative basis compared with prior years.

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

The platforms that experienced organic revenue growth in the first nine months of 2003 are summarized below. Also summarized are the 2003 annual forecasted trends for these platforms based on information available on the date of this report.

Segment	Platform	2003 Annual Forecasted Trend	Comments
Industrial Products and Services	Compaction equipment	Growth	Our compaction equipment platform provides products to the road construction, industrial construction and refuse management markets. This platform continues to experience organic growth due primarily to the favorable translation impact of the strength of the Euro relative to the U.S. Dollar and continued global market share gains. These favorable trends have offset softness in the road construction markets. The primary contributor of the market share gain is growth in the Asian market with the opening of a new manufacturing facility near Shanghai, China in 2002. This platform is highly seasonal by quarter, with the second quarter being the highest revenue period in the year.

Service Solutions	Specialty tools and technical information and services	Growth	Organic revenues increased by mid single digits in the first nine months of 2003 compared to the same period in the prior year. The primary demand for products in this platform is driven by new vehicle model introductions, new vehicle technology, such as integrated electronics, and regulatory changes. The expected full year organic growth is being driven by strong demand for domestic OEM dealer and aftermarket tools as well as regulatory changes in Europe and new vehicle launches.

Flow Technology	Cooling technologies and services	Growth	Low single digit organic revenue growth was experienced in the first nine months of 2003. Strong organic revenue growth in the European and Asian power and industrial markets combined with the favorable translation impact of the strong Euro relative to the U.S. Dollar more than offset the impact of revenue declines in the U.S. power and HVAC markets.

The primary platforms that experienced organic revenue declines in the first nine months of 2003 are summarized below. Also summarized are the 2003 annual forecasted trends for these platforms based on information available on the date of this report.

Segment	Platform	2003 Annual Forecasted Trend	Comments
Technical Products and Systems	Laboratory and life science products and services	Growth	Platform organic revenues declined low single digits in the first nine months of 2003, with low single digit organic growth experienced in the third quarter. Kendro, the primary business in this platform, grew low single digits in both the second and third quarters of 2003. Organic revenue growth is expected for this platform for the full year. New product introductions, new repository business and market share gains are expected to offset soft capital spending in the laboratory and life science markets.

	Security and building life-safety systems	Growth	Platform organic revenues declined low single digits in the first nine months of 2003, with mid single digit organic growth experienced in the third quarter. Organic revenue at Edwards Systems Technology, or EST, our building life-safety business, grew low single digits in the first nine months of 2003. EST is expected to grow low single digits in 2003 through new product introductions, market share gains and growth in Europe. Our security business experienced a significant decline in organic revenues for the first nine months of 2003 compared to 2002. The organic revenue decline at our security business was primarily due to a reduction in domestic security spending from the levels experienced for the period following September 11th.

	Broadcast and communication systems and services	Decline	Organic revenues declined by over 25% percent for the first nine months of 2003 primarily due to extensions granted by the FCC delaying the High-Definition TV, or HDTV, rollout. The timing associated with these extensions remains uncertain as certain regulatory decisions and legislative actions are pending in this market with respect to broadcast customers. This platform has been positioned to provide turnkey systems to the markets it serves and, while there is uncertainty regarding the timing of the HDTV roll-out in 2003, the positive long-term view of these markets remains unchanged.

	Electrical test and measurement solutions	Decline	Demand for telecommunication line management systems is expected to remain below prior year levels. In addition, demand for automated fare collection systems is highly correlated to contract timing on large municipal contracts, which causes significant fluctuations from quarter to quarter.

Industrial Products and Services	Power systems	Decline	Power generation end markets continue to experience reduced demand and pricing pressures. Accordingly, our power systems platform experienced a sharp decline in revenues in 2003. Organic revenues are expected to decline by approximately 40% in 2003 compared to 2002. In 2003, the impact of lower product revenues, market pricing and the delay of certain engineering, service and construction contracts are expected to significantly reduce operating profits derived from the power generation markets.

	Specialty engineered products	Decline	This platform experienced low single digit revenue growth in 2002. Organic revenues in the first nine months of 2003 were down mid single digits as increased demand for aerospace defense components was offset by declines in filtration products, high-integrity castings, heating and ventilation products and hydraulic power tools. The demand for car and light truck vehicles in the U.S. strongly influences the demand for filtration and high-integrity casting products included in this platform and, accordingly, the organic revenues for this platform.

Flow Technology	Fluid systems	Decline	Cyclical demand for short-cycle products in power, chemical and mineral processing and industrial markets is expected to remain soft. Organic revenues in this platform are expected to decline low single digits in 2003.

SEGMENT RESULTS OF OPERATIONS:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Revenues:
Technical Products and Systems	$311.7	$285.4	$885.8	$793.8
Industrial Products and Services	345.8	411.7	1,065.2	1,226.7
Flow Technology	386.5	370.1	1,120.1	966.5
Service Solutions	197.9	166.1	557.4	519.6

	$1,241.9	$1,233.3	$3,628.5	$3,506.6

Segment Income:
Technical Products and Systems	$54.6	$61.1	$138.9	$153.6
Industrial Products and Services	36.7	57.0	108.7	184.7
Flow Technology	62.2	58.1	152.6	142.6
Service Solutions	24.6	18.5	63.2	60.4

Total Segment Income	178.1	194.7	463.4	541.3
General Corporate	(17.4)	(14.8)	(53.0)	(42.1)
Special and Other Charges (1)	(13.5)	(17.0)	(46.8)	(62.5)

Consolidated Operating Income	$147.2	$162.9	$363.6	$436.7

(1)	The three and nine month periods ended September 30, 2002 include $12.6 of charges recorded in cost of products sold.

Segment Results of Operations: Third Quarter 2003 Compared to Third Quarter 2002

Technical Products and Systems

Revenues — Revenues in the third quarter increased from $285.4 in 2002 to $311.7 in 2003, an increase of $26.3 or 9.2%. The increase was mainly due to bolt-on acquisitions and organic revenue growth at our security and building life-safety systems and laboratory and life sciences platforms in the third quarter. Organic revenues in the Technical Products and Systems segment declined high single-digits in the quarter due to delays in the HDTV roll out in the U.S. and lower revenues in our electrical test and measurement platform. The decline in electrical test and measurement platform revenues was primarily due to lower demand for telecommunication line management systems at our Radiodetection unit. In addition, contract timing on large municipal programs generated strong third quarter 2002 revenues at our automated fare collections systems unit, making the year over year comparison difficult.

Segment Income — Segment income as a percentage of revenues decreased from 21.4% in 2002 to 17.5% in 2003. The decrease in operating margins was due primarily to acquisitions completed in 2002 and 2003, which had historically lower margins than that of the segment, reduced demand for high margin products and services at our broadcast and communication platform and security and investigations business, the lower organic revenues in the electrical test and measurement platform and global competition across all of our platforms.

Industrial Products and Services

Revenues — Revenues in the third quarter decreased from $411.7 in 2002 to $345.8 in 2003. The decrease was primarily due to the significant decline in the power market. Revenues in our power systems platform declined by approximately $39.7, or an organic decline of approximately 51%. Organic revenues at our compaction equipment platform grew slightly in the third quarter primarily due to currency translation. In our specialty engineered products platform, organic revenues were down mid single digits as increased demand for aerospace defense components and dock systems was offset by declines in filtration products, high-integrity castings, heating and ventilation products and hydraulic power tools.

Segment Income — Segment income as a percentage of revenues declined from 13.8% in 2002 to 10.6% in 2003. Segment income declined primarily due to the power systems market decline as well as the effect on pricing and operating margins at our compaction equipment platform and operating inefficiencies at our hydraulic power tools business. The trends in the hydraulic power tools business have continued through mid-2003 and we have announced further restructuring actions at this business. Segment income comparisons are expected to improve at our hydraulic power tools business in the fourth quarter. The relative strength of the euro to the U.S. dollar has impacted margins at our compaction equipment platform in U.S. dollar markets such as the Middle East and Asia. As expected, this trend has impacted the third quarter of 2003 compared to the same period in 2002.

Flow Technology

Revenues — Revenues in the third quarter of 2003 increased to $386.5 from $370.1 in the third quarter of 2002. The increase was primarily due to bolt-on acquisitions completed in 2002 and in the first nine months of 2003 and organic revenue growth at our cooling technologies and services platform. The aggregate organic revenues in our Flow Technology segment declined approximately 4% in the third quarter of 2003 compared to the same period in 2002 due to the low double digit organic revenue decline at our fluid systems platform.

Segment Income — Third quarter segment income increased to $62.2 in 2003 from $58.1 in 2002 due to bolt-on acquisitions and cost reduction actions taken across the segment, including integration of acquisitions completed. The segment income as a percentage of revenues was 16.1% in 2003 compared to 15.7% in 2002.

Service Solutions

Revenues — Revenues in the third quarter of 2003 were $197.9 compared to $166.1 in 2002, representing an organic revenue increase of approximately 18% in the quarter. The strong organic revenues were due to new warranty tool programs in the U.S., strong sales in Europe and the strength of the euro compared to the U.S. dollar.

Segment Income — Segment income as a percentage of revenues increased from 11.1% in 2002 to 12.4% in 2003. The increase in operating margins was due primarily to product mix changes and the impact of cost reduction initiatives and higher revenues.

Segment Results of Operations: First Nine Months of 2003 Compared to First Nine Months of 2002

Technical Products and Systems

Revenues — Revenues in the first nine months of 2003 increased to $885.8 from $793.8 in the first nine months of 2002, an 11.6% increase. The increase was due mainly to bolt-on acquisitions. Organic revenues in this segment declined 8.2% in the first nine months of 2003 due to delays in the HDTV rollout in the U.S., contract timing at our automated fare collection systems business and lower demand for telecommunication products which are reported in our electrical test and measurement solutions platform, and lower revenues in our security and investigations business due to higher corporate spending on these services in 2002. Organic revenues at EST, our building life-safety business, increased low single digits in the first nine months.

Segment Income — Segment income as a percentage of revenues decreased from 19.3% in 2002 to 15.7% in 2003. The decrease in operating margins was due primarily to the decline in organic revenues in the first nine months of 2003 compared to the first nine months of 2002 and acquisitions completed in 2002, which have historically lower margins than that of the segment.

Industrial Products and Services

Revenues — Revenues in the first nine months of 2003 decreased to $1,065.2 from $1,226.7 in 2002. The decrease was due primarily to the significant decline in the power market. Revenues in our power systems platform declined by approximately $123.4 representing an organic decline of approximately 46.5%. As expected, the trend in significant organic revenue decline has continued through the first nine months of 2003. Organic revenues are expected to decline by approximately 40% for the year. Organic revenues at our compaction equipment business grew in the first nine months of 2003 due to a strong currency and higher revenues in

Asia than in the prior year. Our specialty engineered products platform organic revenues declined mid single digits in the first nine months of 2003.

Segment Income — Segment income as a percentage of revenues declined from 15.1% in 2002 to 10.2% in 2003. Segment income declined primarily due to the power systems market decline as well as the effect of a strong euro on pricing and operating margins at our compaction equipment platform and operating inefficiencies at our hydraulic power tools business.

Flow Technology

Revenues — Revenues in the first nine months of 2003 increased to $1,120.1 from $966.5 in the first nine months of 2002. The increase was primarily due to bolt-on acquisitions completed in 2002 and in the first nine months of 2003 and organic revenue growth at our cooling technologies and services platform. Organic revenues for the segment declined low single-digits in the first nine months of 2003 compared to 2002 as organic growth in the cooling technologies and services platform was offset by mid-single digit revenue decline at fluid systems.

Segment Income — Segment income in the first nine months of 2003 increased by $10.0 to $152.6 primarily due to bolt-on acquisitions and cost reduction actions taken across the segment, including integration of acquisitions completed. Segment income as a percentage of revenues was 13.6% in 2003 compared to 14.8% in 2002. The decline in segment income as a percentage of revenues was due primarily to lower margins contributed from the acquisitions of Balcke and Daniel Valve in 2002 and Hankison in 2003.

Service Solutions

Revenues — Revenues in the first nine months of 2003 were $557.4 compared to $519.6 in 2002, representing organic revenue growth of approximately 6.4% in the first nine months of 2003.

Segment Income — Segment income as a percentage of revenues was relatively flat at 11.3% in 2003 compared to 11.6% in 2002.

LIQUIDITY AND FINANCIAL CONDITION

Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs and acquisitions.

Cash Flow

	Nine months ended September 30,
	2003	2002
Cash flows from (used in):
Operating activities	$296.8	$275.0
Investing activities	(10.7)	(183.0)
Financing activities	(145.2)	(254.3)

Continuing operations	$140.9	$(162.3)
Discontinued operations	9.2	(26.3)

Net change in cash balances	$150.1	$(188.6)

Operating Activities—In the first nine months of 2003, cash flows from operating activities were higher by $21.8 compared to the first nine months of 2002. When excluding the $34.8 net cash received from a legal award in the first quarter of 2002, operating cash flow in the first nine months of 2003 increased $56.6 or 23.6%. This improvement is attributable to a $107.3 year over year improvement in accounts receivable, excluding the 2002 legal award. Cash spending on restructuring actions in the first nine months of 2003 was $49.3.

Investing Activities—In the first nine months of 2003, we used $10.7 of cash in investing activities compared to a use of $183.0 in 2002. The $172.3 year over year decrease resulted from $148.5 of cash that we received in May 2003 for the sale of our ownership in Inrange and $76.2 of cash received in July 2003 for the sale of our 20% ownership in the Assa Abloy door joint venture. These cash proceeds were partially offset by a $40.8 increase in cash spent on acquisitions. Cash used for business acquisitions was $189.2 in the first nine months of 2003 as compared to $148.4 in the first nine months of 2002. In the first nine months of 2003, we acquired ten companies, compared to eight companies in the same period in 2002. Capital expenditures were $54.2 in the first nine months of 2003 compared to $60.8 in 2002. We continue to maintain a disciplined approach to capital expenditure allocation, which primarily focuses on deploying capital spending in businesses that are experiencing positive end market momentum, outsourcing non-core operations or integrating bolt-on acquisitions.

Financing Activities—In the first nine months of 2003, cash flows used in financing activities were $145.2 compared to $254.3 in the first nine months of 2002. In the first nine months of 2003, we used $236.9 of cash to settle 0.387 of LYONs that were put to us in May. The LYONs settlement was offset by our issuance of $300.0 of senior notes in June 2003. As a result of renegotiated repayment terms under the December 2002 amendment to our senior credit facility, scheduled principal payments under the facility were $70.5 lower in the first nine months of 2003 as compared to the same period in 2002. In addition, in the first nine months of 2003 we have purchased 5.1 shares of our common stock for $195.4. During the same period in 2002, we purchased 1.6 shares of our common stock for $77.5. In 2002, cash flows used in financing activities included $72.8 of cash received from the exercise of employee stock options and the exercise of stock warrants. Due to the fact that all stock warrants outstanding were exercised or expired in 2002, no cash has been received in 2003 from the exercise of stock warrants.

Indebtedness

The following summarizes the total debt outstanding and credit facility availability, as of September 30, 2003:

	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving loan (1)	$500.0	$—	$353.1
Tranche A loan	219.4	219.4	—
Tranche B loan	1,090.9	1,090.9	—
LYONs, net of unamortized discount of $386.0	636.4	636.4	—
7.5% senior notes	500.0	500.0	—
6.25% senior notes	300.0	300.0	—
Other borrowings	15.9	15.9	—

Total	$3,262.6	$2,762.6	$353.1

(1)	Decreased by $146.9 of certain facility letters of credit outstanding at September 30, 2003, which reduce the availability under our revolving loan agreement.

Credit Facility

In August 2003, we refinanced our credit facility by combining the existing Tranche C term loan into the Tranche B term loan. The purpose of this refinancing was to reduce the applicable rate on the Tranche C borrowings and to amend certain covenants including, but not limited to, increased flexibility with respect to dividend payment and stock repurchases. The new combined Tranche B term loan matures in September 2009.

Under our credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first nine months of 2003, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the future. The Applicable Rate for the revolving loans and Tranche A term loan is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A term loans and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%
Tranche B term loans	2.25%	1.25%

Our $500.0 of revolving loans available under the credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At September 30, 2003, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $146.9 of letters of credit outstanding.

The credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries (excluding our interest in the EGS joint venture).

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

For the quarter ended September 30, 2003, our Consolidated Leverage Ratio was 2.64 to 1.00 and our Consolidated Interest Coverage Ratio was 5.83 to 1.00.

The credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payments and transactions with affiliates. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to $75.0 plus an amount equal to 50% of Consolidated Net Income (as defined in the covenants) for the immediate preceding fiscal year. In addition, our credit facility contains the following covenants regarding our ability to repurchase shares of our common stock; (1) if our consolidated leverage ratio (as defined in the credit facility) is greater than 3.0, our share repurchase capacity is limited to $100.0, (2) if our consolidated leverage ratio is between 3.0 and 2.0, our share repurchase capacity is limited to $200.0 plus an amount equal to 50% of consolidated net income from October 1, 2002 to the end of the most recent fiscal period, less any cash dividends paid in excess of $75.0 and (3) if our consolidated leverage ratio is less than 2.0, our share repurchase capacity is unlimited. We have not paid cash dividends in 2002 or 2003. See ‘other matters – share repurchases’ in this MD&A for more specific information on share repurchases.

We are permitted to prepay the Tranche A and Tranche B term loans in whole or in part at any time without penalty or premium. We are not allowed to reborrow any amounts that we repay on the Tranche A or Tranche B term loans.

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

On May 9, 2003, 0.387 of the May LYONs were put to us and settled in cash for $236.9, their accreted value as of May 9, 2003. The 0.028 May LYONs that remain outstanding subsequent to the put have an accreted value of $17.1 at September 30, 2003 and are classified as long-term debt. Due to the settlement, we were subject to tax recapture on the majority of the May LYONs interest deduction. This resulted in an income tax payment of $11.6, which we paid in the third quarter of 2003.

SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” requires that obligations, that are by their terms, due upon demand within one year of the balance sheet date, should be considered short-term obligations. The February LYONs have a put option date within twelve months of September 30, 2003. Therefore, of the $619.3 total accreted value of the February LYONs at September 30, 2003, we have classified $266.2 as short-term debt. We have classified $353.1 as long-term debt as we have the ability and intent at September 30, 2003, through the availability of our revolving loans, to refinance the amount of any February LYONs that may be put to us. The next put date for the May LYONs is May 9, 2005 and therefore all May LYONs outstanding at September 30, 2003 are classified as long-term debt. In addition to using our revolving loans for the February LYONs classified as long-term debt, we may use cash, the trade receivable financing agreement that we entered into in April 2003, or other capital market refinancings to fund the short-term portion of these obligations if they are put to us or reach maturity.

The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that any of the February LYONs or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. As a result of the put on May 9, 2003, we were subject to $11.6 of tax recapture on the May LYONs. For the February LYONs, the amount of the total recapture calculated on the first put date would be approximately $54.8 on February 6, 2004.

The LYONs are subject to conversion to shares of our common stock only if certain contingencies are met. These contingencies include:

(1) Our average stock price exceeding predetermined accreted values of our stock price each quarter (see below);

(2) During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level;

(3) Upon the occurrence of certain corporate transactions, including a change in control.

In addition, a holder may surrender for conversion, at the accreted value, a LYON for redemption even if it is not otherwise convertible at such time.

The conversion rights based on predetermined accretive values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2003 Fourth Quarter	$85.33	$82.97
2004 First Quarter	$85.71	$83.45
2004 Second Quarter	$86.09	$83.93
2004 Third Quarter	$86.98	$84.42

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

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted as of September 30, 2003, the February LYONs and May LYONs would be exchanged for a total of 9.8 million shares of our common stock. If the LYONs had been converted as of January 1, 2003, diluted income per share of common stock from continuing operations would have been $0.91 and $2.01 for the three and nine-month periods ended September 30, 2003.

Senior Notes

In June 2003, we issued $300.0 of 6.25% senior notes pursuant to our universal shelf registration statement. These notes mature on June 15, 2011. In December 2002, we issued $500.0 of 7.5% senior notes pursuant to our universal shelf registration statement. These notes mature on January 1, 2013. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

The indentures governing the notes contain a number of covenants that limit our ability and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. Under the indentures, none of our subsidiaries are restricted from paying dividends to us. We have not paid cash dividends in 2002 or 2003. See ‘other matters – share repurchases’ in this MD&A for a more specific information on share repurchases.

Other Financing Agreements

Our compaction equipment business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which it has an agreement to sell, on a revolving basis without recourse, certain qualified receivables, of which $32.2 had been sold under the agreement at September 30, 2003. The agreement allows for the sale of up to $36.5 of certain qualified receivables to an unaffiliated third party entity and continues on an evergreen revolving basis unless we provide a three-month notice under the agreement to discontinue the facility. We expect to utilize the agreement in the foreseeable future. If we did not renew the contract, the impact on our financial condition or cash flows would not be material.

In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of September 30, 2003, we have not yet utilized this program.

Financial Instruments

We have entered into interest rate protection agreements (“swaps”) to hedge interest rate risk on our variable rate debt portfolio. Our swaps are accounted for as cash flow hedges, and, as of September 30, 2003, we had outstanding swaps with maturities to November 2009 that effectively convert $1,300.0 of our variable rate debt to a fixed rate of approximately 7.0%.

As of September 30, 2003, the pre-tax accumulated derivative loss included in accumulated other comprehensive loss was $78.7 and a long-term liability of $78.7 has been recorded to recognize the fair value of these swaps. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

From time to time we enter into commodity contracts or currency hedges. Other than the above noted swap arrangements, there were no material derivative instrument transactions during any of the periods presented.

Current Liquidity and Concentration of Credit Risk

At September 30, we had $706.0 of cash available for use and an unused $500.0 revolver under our credit facility. When adjusted by the $146.9 of letters of credit outstanding at September 30, 2003, $353.1 of the revolver was available for use.

We believe that current cash and equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements, and required debt service obligations. In addition, we have the ability and may elect to refinance any LYONs, if put, with other debt.

We have a shelf registration statement for 8.3 shares of common stock that may be issued for acquisitions and we have filed a shelf registration statement enabling us to sell up to $1,000.0 of securities of which $800.0 has been used for the offering of our 6.25% and 7.5% senior notes. In addition, we have filed a new shelf registration statement for $1,000.0 of securities which, when declared effective by the SEC, will replace our existing shelf registration statement. The remaining availability under this shelf registration statement may be used in connection with an offering of debt securities and/or common stock for general corporate purposes or for the refinancing of existing debt. In addition, other financing instruments may be used from time to time, including but not limited to private placement instruments, operating leases, capital leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes or to refinance existing debt. In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of October 27, 2003, we have not yet utilized this program. In addition, we strive to negotiate the best cash payment terms with our vendors and customers. There can be no assurance that similar payment terms will be available to us in future periods.

We were in compliance with all covenants included in our capital financing instruments as of September 30, 2003. We have not paid cash dividends in 2003 or 2002, and we have no current plans to pay cash dividends on our common stock this fiscal year. However, we have announced that we are reconsidering our policy relating to the payment of a quarterly cash dividend, which was discontinued in 1997. This reconsideration is being undertaken in light of recent changes in tax laws and related shareholder expectations. Our Board of Directors has committed to studying the dividend policy over the remainder of 2003, with a decision to be made for the first quarter of 2004. As part of the study and ultimate decision, the Board intends to consider various factors including our goal of maintaining investment grade status and sufficient financial flexibility, along with peer group policies and investor input. The covenants of our senior credit facility as well as the indenture of our senior notes contain certain restrictions on the payment of dividends. See the respective sections in this MD&A as well as the footnotes to the condensed consolidated financial statements for more information on dividend restrictions under our credit facility and senior notes.

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

As of September 30, 2003, we had $231.1 of certain standby letters of credit outstanding, of which $146.9 reduce the available borrowing capacity on our revolving loans, and approximately $129.3 of surety bonds. Of the total letters of credit and surety bonds outstanding at September 30, 2003, $253.2 are for commercial bid, performance or warranty arrangements related to sales contracts with customers, of which the fees are reimbursed by the customer. In addition, $67.1 of our standby letters of credit relate to self insurance matters and originate from workers compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals. Except for the previously mentioned matters, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments.

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

In addition “Factors That May Affect Future Results,” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2002 Annual Report on Form 10-K, as amended, and in any subsequent filings, should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

Other Matters

Acquisitions and Divestitures — Consistent with our strategy to focus on building platforms for profitable growth, we continually review each of our businesses pursuant to our “fix, sell or grow” strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business or product line. In the first nine months of 2003, we have completed ten strategic bolt-on acquisitions, completed the sale of Inrange in May and in July we sold our 20% interest in the Assa Abloy door joint venture. All of our decisions regarding acquisitions and divestitures are based on an economic cash flow model. We may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria are met or we may consider further business divestitures when we believe the business has a better strategic fit with another company that increases the overall cash flow returns to investors. There can be no assurances that our acquisitions or divestitures, individually or in the aggregate, will not have an impact on our capital financing instruments, will be integrated successfully, or that they will not have a negative effect on our results of operations, liquidity or financial condition.

Environmental and Legal Exposure — We are subject to various environmental laws, ordinances, regulations, and other requirements of government authorities in the United States and other nations. These requirements may include, for example, those governing discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent that property or to borrow funds using that property as collateral. Under certain of these laws, ordinances or regulations, a party that disposes of hazardous substances or wastes at a third party disposal facility may also become a responsible party required to share in the costs of site investigation and environmental remediation. In connection with our acquisitions and divestitures, we may assume or retain significant environmental liabilities. Although we perform extensive due diligence with respect to acquisitions, divestitures and continuing operations, there may be environmental liabilities of which we are not aware. Future developments related to new or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our results of operations or financial position in the future.

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

Pending Litigation — In October 2002, one of our subsidiaries filed a patent infringement lawsuit against Microsoft Corporation, in the United States District Court for the Eastern District of Virginia, Richmond Division. We believe that we should ultimately prevail on this pending patent infringement claim. Trial is presently set for November 3, 2003. No assurances can be made as to the final timing and outcome of any litigation.

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the US District Court in Detroit. Pretrial activities are ongoing in the US District Court, and are expected to continue well into 2004. Because no reasonable projections can be made as to the final timing and outcome of the litigation, no gain or loss has been recorded. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

Pension Plans — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The dramatic declines in the performance of the U.S. financial markets during 2002 combined with the historic lows in long-term interest rates experienced in 2002, resulted in a $220.0 underfunded status for our pension plans at December 31, 2002. Our German pension plans account for $46.6 of the underfunded status at December 31, 2002, as plans in Germany are typically not funded in accordance with local regulations. The updated measurement of the plans’ funded status will be determined in the fourth quarter of 2003 and will be affected by the performance of U.S. financial markets, performance of plan assets, and the level of market interest rates at December 31, 2003. Regardless of the outcome, at this time we do not expect to make any regulatory mandated plan contributions for our primary domestic pension plans in 2003. In the first nine months of 2003, we recorded net pension income of $4.2 compared to $20.2 in the first nine months of 2002. There can be no assurance that future periods will include similar net pension income or that regulatory mandated plan contributions would not be required.

In accordance with accounting rules, when the accumulated benefit obligation of a pension plan exceeds the plan assets, a minimum pension liability must be recognized. As a result of the decline in the funded status of our pension plans during 2002, we were required to record an adjustment to increase our minimum pension liability at December 31, 2002. This adjustment also required the elimination of the pension asset previously recorded as a result of the historical over-funded position of our pension plans. We recorded the $226.8 non-cash, non-income statement adjustment, net of tax, at December 31, 2002 as a component of accumulated other comprehensive loss in the Consolidated Statement of Shareholders’ Equity. Based on economic factors existing at September 30, 2003, primarily long-term interest rates, it is possible that we may have to increase our minimum pension liability at December 31, 2003, by recording a non-cash, non-income statement adjustment to Shareholders’ Equity which is estimated not to exceed $45.0 after-tax.

Employment — At September 30, 2003, we had approximately 22,700 employees. Approximately 3,700 employees are represented by 18 domestic collective bargaining units. In addition, we have various foreign collective labor arrangements. While we generally have experienced satisfactory labor relations at our various locations, we are subject to potential work stoppages, union negotiations and other potential labor disputes. In the first nine months of 2003, we recorded approximately $2.0 of incremental security and consulting costs associated with a labor contract dispute affecting 117 employees at our aerospace components business. This labor dispute, which began in July 2002, was resolved in the first quarter of this year.

Share Repurchases — During the first nine months of 2003, and through October 27, 2003, we repurchased 5.1 shares of our common stock on the open market, for cash of $195.4. We are subject to various restrictions under our senior secured credit agreement and senior note indenture, which limit our capacity to repurchase our stock for cash. Under the most restrictive covenant, which is presently in our senior note indenture, our available capacity is $127.9 as of September 30, 2003. See the previous section on indebtedness for a more complete description of the restrictions that our debt instruments place on our ability to repurchase our common stock.

Significance of Goodwill and Intangibles — We had goodwill of $2,759.3, net intangible assets of $581.0 and shareholders’ equity of $1,728.6 at September 30, 2003. In accordance with SFAS No. 142, we amortize our definite lived intangible assets on a straight-line basis over lives ranging from 3 to 16 years. There can be no assurance that circumstances will not change in the future that will affect the useful lives or the carrying value of our goodwill and intangible assets. In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite-lived intangibles in connection with our long-range forecasting process. In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units were based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations are considered. Actual results may differ from these estimates under different assumptions or conditions. In addition, we continue to monitor impairment indicators in the industries and markets with cyclical demand and pricing behavior including power systems, security and guard services, hydraulic power tools, and telecommunications.

Forward-looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in our Annual Report on Form 10-K, as amended, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” and in any subsequent filing, as well as any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the US District Court in Detroit. Pretrial activities are ongoing in the US District Court, and are expected to continue well into 2004. Because no reasonable projections can be made as to the final timing and outcome of the litigation, no gain or loss has been recorded. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

NONE

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	—	Merger Agreement, dated March 10, 2001 between SPX Corporation and United Dominion Industries Limited, incorporated herein by reference from our Current Report on Form 8-K filed on March 15, 2001 (file no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

3.2	—	Amended and Restated By-Laws, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (file no. 1-6948).

4.1	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.2	—	Form of Liquid Yield Option (TM) Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.3	—	Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.4	—	Rights Agreement, dated as of June 25, 1996 between SPX Corporation and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain circumstances, incorporated herein by reference from our Registration Statement on Form 8-A filed on June 26, 1996 (file no. 1-6948).

4.5	—	Amendment No. 1 to Rights Agreement, effective October 22, 1997, between SPX Corporation and The Bank of New York, incorporated herein by reference from our Registration Statement on Form 8-A filed on January 9, 1998 (file no. 1-6948).

4.6	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of May 9, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.7	—	Form of Liquid Yield Option(TM) Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.8	—	Registration Rights Agreement dated as of May 9, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.9	—	Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.10	—	Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.11	—	Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.12	—	Registration Agreement, dated as of April 23, 1987, among GCA Corporation, the banks and insurance companies set forth therein and Carl Zeiss, Inc., incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on January 18, 2002.

4.13	—	Registration Agreement, dated as of September 1, 1987, between GCA Corporation and Carl Zeiss, Inc., incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on January 18, 2002.

4.14	—	Amendment No. 2 to Rights Agreement dated as of June 26, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

4.15	—	Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.16	—	First Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.17	—	Second Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of June 16, 2003, incorporated herein by reference from our Current Report on Form 8-K filed on June 18, 2003 (file no. 1-6948).

4.18	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.

10.1	—	Sixth Amended and Restated Credit Agreement dated as of August 18, 2003.

31.1	—	Rule 13a-14(a) Certifications.

32.1	—	Section 1350 Certifications.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter covered by this report; however, on July 28, 2003, we furnished under Item 12 of Form 8-K our press release dated July 28, 2003. This press release contained our second quarter 2003 earnings information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION (Registrant)

Date: October 27, 2003	By	/s/ JOHN B. BLYSTONE

John B. Blystone Chairman, President and Chief Executive Officer

Date: October 27, 2003	By	/s/ PATRICK J. O’LEARY

Patrick J. O’Leary Vice President Finance, Treasurer and Chief Financial Officer

Date: October 27, 2003	By	/s/ RONALD L. WINOWIECKI

Ronald L. Winowiecki Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.	Description

10.1	— Sixth Amended and Restated Credit Agreement dated as of August 18, 2003.

31.1	— Rule 13a - 14(a) Certifications.

32.2	— Section 1350 Certifications.

For exhibits not filed herewith, see Item 6 for exhibits

incorporated by reference.