Form 10-K/A
period 2002-12-31
SPX CORP
filed 2003-12-30
CIK 88205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A-3

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

74,374,981 shares as of December 26, 2003

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for its Annual Meeting to be held on April 23, 2003 are incorporated by reference into Part III.

EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-K/A in response to comments received by us from the Staff of the Securities and Exchange Commission in connection with their review of our Registration Statement on Form S-3 filed on September 30, 2003. We have not been requested to, and we are not, restating our financial results. Only certain portions of this Form 10-K/A have been amended, and the amended report does not reflect events occurring after the filing of the original Form 10-K (as previously amended), or modify or update those disclosures in any way other than as required to reflect the effects of the comments received. The filing of this Form 10-K/A shall not be deemed an admission that the original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

BUSINESS

We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential. We were incorporated in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted our current name in 1988. Since 1968, we have been incorporated under the laws of Delaware. We operate in over 20 countries and have approximately 24,200 employees worldwide. Our strategy is to create market advantages through technology, service and product leadership, by expanding our market focus to offer full customer solutions and by building critical mass through strategic “bolt-on” acquisitions.

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

As part of our business strategy, we regularly review and negotiate potential acquisitions and divestitures in the ordinary course of business, some of which are or may be material. As part of our business strategy, we regularly review and negotiate potential acquisitions and divestitures in the ordinary course of business, some of which are or may be material, and have completed numerous acquisitions and divestitures over the last several years. On October 6, 1998, we acquired General Signal Corporation, or GSX, for approximately $2,357.5. GSX manufactured products including power transformers, mixers, valves, laboratory equipment, fare collection, and vending equipment, and auto components. On May 24, 2001 we completed the acquisition of United Dominion Industries, or UDI, for approximately $1,951.0. UDI, which had sales of $2,366.2 for the twelve months ended December 31, 2000, manufactured products including: electrical test and measurement solutions; cable and pipe locating devices; laboratory testing chambers; industrial ovens; electrodynamic shakers; air filtration and dehydration equipment; material handling devices; electric resistance heaters; soil, asphalt and landfill compactors; specialty farm machinery; pumps; valves; cooling towers; boilers; leak detection equipment; and aerospace components. In addition, since 1998, we have acquired the following bolt-on acquisitions:

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

Acquisitions — 2001

In the Technical Products and Systems segment we completed six acquisitions with an aggregate purchase price of $402.4. In aggregate, the acquired companies had revenues of $260.8 in the year prior to their respective dates of acquisition. These acquisitions include Kendro Laboratory Products, L.P. by Revco Technology, SPX’s life-sciences business unit and TCI International and Central Tower by Dielectric Communications, SPX’s broadcast antenna and radio frequency transmission systems business unit. The acquisition of Kendro was completed in July 2001 for $320.0 in cash.

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

Acquisitions — 1999

During 1999, we acquired businesses for an aggregate purchase price of $96.4. The most significant of these acquisitions was the purchase of North American Transformer for $86.0, which was made by our power systems business in the Industrial Products and Services segment. North American Transformer had revenues of $76.6 in the year prior to its acquisition.

Acquisitions — 1998

During 1998, we made acquisitions for a cash purchase price of $10.9.

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

SEGMENTS

Technical Products and Systems

The Technical Products and Systems segment had revenues of $1,113.9 for the twelve months ended December 31, 2002. This segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions. This segment includes operating units that design, manufacture and market:

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

Broadcast and communication systems and services (“Communication solutions”) — Our communication solutions business, Dielectric, is a supplier of analog and digital TV and FM antennas, HF and MF antennas, transmission lines, towers and radio frequency filter systems for the TV market, and cable dehydrator systems for communications infrastructure. Its strategy is to provide turnkey systems and services to the markets we serve. Consistent with this strategy, Dielectric acquired Flash Technology in 2003, a leading provider of lighting products for towers, and Brookstone Telecom, a field tower construction and service business. The acquired companies had revenues of approximately $66.3 in the twelve months prior to their respective dates of acquisition. Dielectric is a leading supplier in the United States of broadcast antenna systems, including an array of new products designed for the emerging digital transmission technology, which is commonly known as High Definition Television, or HDTV. Dielectric also is a leading supplier of antennas to FM radio stations. One of the growth drivers for this business is the emergence of HDTV in the United States. It is expected that the FCC will require commercial TV broadcasters to transmit digital signals, which are required by HDTV, by the end of 2003. Since the usage of digital TV in the United States is just beginning to emerge, TV broadcasters are required to continue to transmit analog signals simultaneously with digital signals. Key competitors include ERI, Myat and Andrew.

Electrical test and measurement solutions (“Test and measurement”) — The test and measurement business includes Radiodetection, Ling Dynamic Systems, or LDS, and GFI Genfare. Radiodetection manufactures and sells portable cable and pipe locators, line management systems for locating and identifying metallic sheathed fiber optic cable, horizontal boring guidance systems and inspection cameras. This unit serves a wide customer base, including utility and construction companies, municipalities, and telecommunication companies. The unit’s revenues generally follow the industry cycles of the markets it serves. LDS engineers and sells equipment and chambers for vibration and acoustic data machines, analysis and testing. LDS predominately serves the transportation and electronics end market. Competitors include IMV and Unholtz Dickie. GFI Genfare manufactures and sells automated fare collection systems for bus and rail transit systems including, the Odyssey fare box, as well as for postal vending. While GFI Genfare actively participates in the bus market, it is a relatively small player in the rail business in which Cubic Corporation is the market leader.

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

Power systems — Waukesha Electric Systems provides medium power transformers, modular substations, and after-market products and services to the domestic power transmission market. Our strategy is to expand our engineering and service offerings. The acquisition of High Voltage Supply in October 2000, Power Systems Development in the fourth quarter of 2001 and Roberts Transformer in the first quarter of 2002 has expanded the replacement parts, substation maintenance, and turnkey substation offerings of this business. These products and services are sold under the Waukesha Electric Systems, High Voltage Supply, and Power Systems Development brand names to electrical utilities and heavy industries such as paper, steel, mining, chemical and petrochemical. Key transformer competitors include Kuhlman, ABB and GE-Prolec.

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

Engineered components and subsystems — Our engineered components and subsystems businesses include Contech, a provider of high quality, precision aluminum and magnesium die-cast parts for automotive steering and suspension systems, Filtran, a supplier of automatic transmission filters and kits, Fenn, a supplier of precision machined components for the aerospace industry and our compact hydraulic power units and controlled force tools business. The Contech and Filtran units primarily participate in the car and light truck vehicle component industry, although Filtran also provides filters for certain industrial applications. Filtran competes primarily with Filtertek in its transmission filters line, and competes with a wide array of other suppliers in its aftermarket kits and components line, most notably Transtec and Borg Warner. Contech primarily competes with Intermet, J.L. French, and Gibbs. Our compact hydraulic power units and controlled force tools business mainly competes with Enerpac in its controlled force tools line, and with Monarch and Haldex Barnes on compact hydraulic power units. Fenn’s main competitors in the aerospace market are numerous small manufacturers that specialize in machined parts for the defense industry.

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

Cooling technologies and services — Marley Cooling Technologies, or Marley, provides a diversified product and service offering of cooling towers for power generation, refrigeration, HVAC and industrial uses. Marley is engaged in an aggressive restructuring plan focused on the following five actions: (1) rationalizing global manufacturing capacity, (2) discontinuing or disposing of non-performing product lines and businesses, (3) progressive new product introductions, including the factory assembled Modulus™ tower and the Primus™ tower, which both reduce lead times and unit costs, (4) productivity improvements in operational and administrative functions and (5) expanding its dry cooling manufacturing capacity in China. In the third quarter of 2002, Marley completed the acquisition of certain assets and subsidiaries of the Balcke Cooling Products Group, or Balcke, from Babcock Borsig AG for a net purchase price of approximately $44.3, which includes debt assumed. Based in Oberhausen, Germany, Balcke designs, manufactures, and markets dry and wet cooling system products in the global power, chemical, petro chemical and process industries. Balcke had revenues of approximately $226.0 in the twelve months prior to the date of acquisition and is being integrated with Marley. Competitors include Baltimore Aircoil, Evapco, GEA, and Hamon.

Fluid systems — Our fluid systems businesses consist of process and fluid handling equipment and systems including valves, backflow prevention devices, mixers, agitators, pumps, metering systems, compressed air, dehydration products, boilers and hydronic products.

Process and fluid handling equipment — We are a producer of industrial valves for gases, liquids and slurries. We provide products primarily to water supply and wastewater treatment plants, pulp and paper manufacturing and chemical processing industries under the DeZurik, Raven, FEBCO, K-Flow, Mueller Steam, and Copes-Vulcan brand names. The acquisition of Daniel Valve in the second quarter of 2002 added complementary products and expanded our presence in the petroleum market. We compete with Fisher, Mueller, Haywood and others in this fragmented market. Under the Lightnin, Bran & Luebbe and Waukesha Cherry Burrell brand names, we manufacture and sell industrial fluid mixers, agitators, handling equipment, pumps, and metering systems, which we sell to the water, waste water treatment, chemical processing, minerals processing and sanitary industries. These units compete with Chemineer, EKATO, Milton Roy and Lewa for mixers, agitators and metering systems and with Fristam, Sudmo, Tuchenhagen and Tri-Clover for sanitary products.

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

In February 2003, as part of our plan to form a strategic platform in compressed air dehydration and filter products and services, we purchased certain assets and subsidiaries of Hankison International from Hansen, Inc. Hankison International is a manufacturer of compressed air dehydration and filtration products. The acquired company had revenues of approximately $64.2 for the twelve months prior to the date of acquisition.

Boilers and hydronic products — Weil-McLain, a provider of residential and commercial hydronics products, offers a complete line of gas and oil fired cast iron boilers for space heating in residential and commercial applications and ancillary equipment, which we believe, has strong brand name recognition.

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

The Service Solutions segment consists of three primary units: diagnostic systems and service equipment, specialty tools and technical information and services. The diagnostic systems and service equipment unit, the largest portion of the Service Solutions segment, designs, manufactures and markets hand-held diagnostic systems and service equipment for OEMs, national accounts and independent repair facilities. Diagnostic systems are sold under the OTC, Tecnotest and Robinair brand names. The products compete with brands such as Snap-on and ESP. We intend to grow this business by developing new service capabilities and strengthening alliances in hand-held diagnostics. We are the primary global provider of specialty tools for motor vehicle manufacturers’ dealership networks to General Motors, Ford and Daimler Chrysler and the primary domestic provider to Toyota, BMW and Nissan. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle systems design and the number of dealerships, and are not directly correlated to the volume of vehicles produced by the motor vehicle manufacturers. The technical information and services unit provides customers with integrated service, technical and training information for vehicle OEMs, such as Ford and BMW. This unit also administers dealer equipment programs for OEMs, including General Motors, Daimler Chrysler, Nissan Motor and Hyundai.

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

Our total export sales from the United States to both affiliated and unaffiliated customers were as follows:

	2002	2001	2000
Export sales:
To unaffiliated customers	$305.2	$317.9	$209.4
To affiliated customers	79.1	59.0	61.0

Total	$384.3	$376.9	$269.4

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

We spent approximately $95.5 on research activities relating to the development and improvement of our products in 2002, $81.3 in 2001 and $51.9 in 2000.

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

In October 2002, one of our subsidiaries filed a patent infringement lawsuit against Microsoft Corporation, in the United States District Court for the Eastern District of Virginia, Richmond Division District. We believe that we should ultimately prevail on this pending patent infringement claim. Trial is presently set for July 28, 2003. The amount of the damages cannot be fully quantified until the legal discovery process proceeds further and no assurances can be made as to the final timing and outcome of any litigation. Management formed the conclusion that we will ultimately prevail on our patent infringement claim against Microsoft based upon management’s knowledge and belief with respect to the facts of the case. Management includes internal patent legal counsel and our general counsel who we believe are qualified to draw this legal conclusion.

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

EMPLOYMENT

At December 31, 2002, we had approximately 23,400 employees. Approximately 4,000 employees are represented by seventeen domestic, collective bargaining units and various foreign collective labor arrangements. We generally have experienced satisfactory labor relations at our various locations, however on July 8, 2002, a labor contract involving hourly employees at our manufacturer of aerospace components expired without resolution, resulting in an employee strike. The labor contract dispute affected 117 employees. In 2002, we recorded $4.2 of incremental security and consulting costs associated with the labor contract dispute. On March 8, 2003, the union employees voted to ratify a new contract, which brings closure to this labor dispute.

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

Acquisitions

All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of consolidated income include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available.. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

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

Accrued Liabilities—We make estimates and judgments in establishing accruals as required under GAAP, including the following:

•	Legal—It is our policy to accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the loss or expenses probable and they can be reasonably estimated. In 2002, we settled approximately $26.7 of legal claims and related fees previously accrued for in connection with product disputes, patent litigation, supplier disputes and other commercial claims.

•	Environmental Remediation Costs—Costs incurred to investigate and remediate environmental issues are expensed unless they extend the economic useful life of related assets. Liabilities are recorded and expenses are reported when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are primarily based on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third-parties. Environmental obligations are not discounted and are not reduced by anticipated insurance recoveries. In 2002, we paid approximately $4.5 associated with environmental remediation and received approval from the State of Connecticut for a favorable remedial action plan to address a soil contamination site, which reduced our remediation obligation by $11.3.

•	Self-Insurance—We are primarily self-insured for workers’ compensation, automobile, product, and general liability costs and we believe that we maintain adequate reserves to cover our retained liability. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuary valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover all liability costs in excess of predetermined amounts.

•	Warranty—In the normal course of business we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

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

Results of Operations

On May 24, 2001, we completed the acquisition of United Dominion Industries Limited (“UDI”). UDI manufactured proprietary engineered and flow technology products primarily for industrial and commercial markets worldwide. UDI, which had sales of $2,366.2 for the twelve months ended December 31, 2000, is included in our financial statements beginning May 25, 2001. Accordingly, the acquisition of UDI significantly impacts the results of operations in 2002, which include the results of UDI for the entire period, including cost reductions associated with the integration of the UDI businesses, whereas 2001 includes the results of UDI from May 25, 2001. The following table summarizes selected financial data on the results of operations for UDI for the year ended December 31, 2000:

2000 U.S. GAAP
Revenues	$2,366.2
Gross margin	717.6
% of revenues	30.3%
Selling, general and administrative expense	492.0
% of revenues	20.8%

In addition to the acquisition of UDI, during 2001 we completed twelve acquisitions for an aggregate purchase price of $484.0, net of cash acquired. In the aggregate, the acquired companies had revenues in the twelve months prior to the respective dates of acquisition of $260.8 in the Technical Products and Systems, $70.1 in the Industrial Products and Services and $56.8 in the Flow Technology segments. During 2002, we completed thirteen acquisitions for an aggregate purchase price of $263.7, net of cash acquired. In the aggregate, based on information provided by the sellers, the companies had revenues in the twelve months prior to the respective dates of acquisition of $161.2 in the Technical Products and Systems, $9.6 in the Industrial Products and Services, $315.5 in the Flow Technology and $4.8 in the Service Solutions segments. These acquisitions are not material individually or in the aggregate. For further discussion on acquisitions and divestitures, see Note 4 to our Consolidated Financial Statements.

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

Consolidated Results of Operations: 2002 Compared to 2001

Revenues – Revenues of $4,822.3 in 2002 increased by $968.9, or 25.1%, from $3,853.4 in 2001. By segment, revenues increased by 27.0% in the Technical Products and Systems segment, 15.2% in the Industrial Products and Services segment, 51.9% in the Flow Technology segment and 7.0% in the Service Solutions segment. The increase in revenues was primarily due to the acquisition of UDI on May 24, 2001 and bolt-on acquisitions completed in 2001 and 2002. Revenues in 2001 included seven months of the UDI businesses. The primary platforms that experienced organic revenue growth in 2002 compared to 2001 were our security and integrated building life safety systems and broadcast and communications systems platforms in our Technical Products and Systems segment, our cooling technologies and services platform in our Flow Technology segment and our compaction equipment platform in our Industrial Products and Services segment. The primary platforms that experienced organic revenue declines included our power systems platform, which affected the Industrial Products and Services segment, our Fluid Systems platform in the Flow Technology segment and our Service Solutions segment.

Gross margin – In 2002 gross profit margins were 32.5% compared to 32.4% reported in 2001. We recorded charges to cost of products sold of $12.6 and $8.6 in 2002 and 2001, respectively, for discontinued products associated with restructuring and other product changes. Despite a significant decline in demand in our power systems business we experienced consistent gross margins due to progressive cost reduction actions across the company.

Selling, general and administrative expense (SG&A) – In 2002, SG&A expense was $866.3 compared to $672.3 in 2001, an increase of $194.0. The increase can be attributed primarily to the acquisition of UDI on May 24, 2001. In 2001 only seven months of these expenses were included in the results of operations where these expenses were included for the entire year 2002. As a percent of revenues, these expenses increased from 17.4% in 2001 to 18.0% in 2002. The increase in the percent of revenues is due to a net gain recorded in the fourth quarter of 2001. On December 27, 2001, we received a favorable arbitration awarded associated with a patent infringement claim against Snap-on. In addition, we realized expense associated with certain commercial legal matters, including the VSI contract litigation. It is our policy to recognize gains when realized and accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the loss expenses probable and they can be reasonably estimated. Accordingly, in total we recognized a $15.6 net gain that was recorded as a reduction in SG&A in the fourth quarter of 2001.

Goodwill and intangible amortization – In 2002, intangible amortization was $7.3 compared to goodwill and intangible amortization of $61.8 in 2001. On July 20, 2001 the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. The requirements of SFAS No. 141 and amortization provisions of SFAS No. 142 were effective for any business combination initiated after July 1, 2001. We have not amortized goodwill and indefinite-lived intangibles for acquisitions completed after this date. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, we ceased amortization of all remaining goodwill and intangible assets deemed to have indefinite useful lives.

Special and other charges – We recorded special charges of $81.8 in 2002 and $60.5 in 2001. The special charges were primarily associated with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. In addition, we recorded charges to cost of goods sold of $12.6 and $8.6 in 2002 and 2001, respectively, for discontinued product lines and other product charges associated with restructuring initiatives.

	2002(1)	2001(2)
Employee termination costs	$43.2	$18.1
Facility consolidation costs	10.4	13.9
Other cash costs	9.1	9.6
Non cash asset write-downs	31.7	25.9
In-process technology	—	1.6

Total	$94.4	$69.1

(1)	$12.6 of non cash inventory write-downs is recorded as a component of cost of products sold.
(2)	$8.6 of non cash inventory write-downs is recorded as a component of cost of products sold.

Other expense, net – In 2002, other expense of $2.0 is primarily related to a loss of $10.3 on the sale of substantially all of the assets and liabilities of a non-strategic machinery equipment product line and a material handling product line, which was mainly offset by a gain on the settlement of a contract dispute. In 2001, other expense of $10.0 primarily is comprised of an $11.8 loss on the sale of our electric motor product line recognized in the second quarter.

Interest expense, net – In 2002, interest expense was $170.0 compared to $133.7 in 2001. The higher interest expense is due to the acquisition of UDI on May 24, 2001 and the refinancings in 2002, which resulted in an $8.2 early extinguishment of debt charge as well as $14.8 for interest rate swaps terminated in connection with the refinancing of our credit facility in December 2002.

Income taxes – The effective income tax rate in 2002 was 39.1% compared to 44.9% in 2001. The effective income tax rate is higher in 2001 primarily due to the amortization of nondeductible goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized and accordingly, we discontinued amortization of these assets on the date of adoption.

Change in Accounting Principle – On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements change the accounting for business combinations, goodwill and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. In connection with adopting the provisions of SFAS No. 142, our transition impairment testing resulted in a $148.6 impairment of recorded goodwill associated with our automotive filtration systems business and hydraulic systems business. Accordingly, this amount was written-off as a transition impairment charge and recorded as a change in accounting principle. The impaired goodwill was not deductible for income tax purposes. See Note 10 to our Consolidated Financial Statements for further discussion on the impact of adopting SFAS No. 141 and SFAS No. 142.

Consolidated Results of Operations: 2001 Compared to 2000

Revenues – Revenues of $3,853.4 in 2001 increased by $1,408.1, or 57.6%, from $2,445.3 in 2000. By segment, revenues increased by 55.7% in the Technical Products and Systems segment, 55.8% in the Industrial Products and Services segment, and 218.2% in the Flow Technology segment. The increase in revenues in each segment is primarily due to the acquisition of UDI on May 24, 2001 and bolt-on acquisitions completed in 2001 and 2000. Revenues in 2001 included seven months of the UDI businesses. The Service Solutions segment revenues declined by 4.2% primarily due to the decision to exit the emissions business and the timing of new product launches of specialty tool programs in 2000. The primary units that experienced organic revenue growth in the period included our security and building systems and broadcast and communications systems and services platforms in our Technical Products and Systems segment, strong demand for power systems and precision die-castings in our Industrial Products and Services segment. In addition to the decline in revenues at our Service Solutions segment, the primary units that experienced organic revenue declines included our compaction equipment platform and hydraulic tools and filtration units, which are reported in the Industrial Products and Services segment.

Gross Margin - In 2001 gross profit margins were 32.4% compared to 32.1% reported in 2000. We recorded charges to cost of products sold of $8.6 and $12.3 in 2001 and 2000, respectively, for discontinued products associated with restructuring and other product changes. In aggregate, gross profit margins of the acquired UDI businesses were slightly lower then the reported margins of 32.1% in 2000. Improvement in gross profit margins were achieved primarily as a result of progressive cost reduction actions across the company and savings associated with the integration of UDI including manufacturing process and supply chain rationalization, plant closings, discontinuance of non-performing product lines and progressive material savings through the use of a reverse auction procurement model.

Selling, general and administrative expense (SG&A) – In 2001, SG&A expense was $672.3 compared to $413.7 in 2000, an increase of $258.6. The increase can be attributed primarily to the acquisition of UDI on May 24, 2001. As a percent of revenues, these expenses increased from 16.9% in 2000 to 17.4% in 2001. These expenses increased as a percent of revenue primarily due to the acquisition of UDI which had higher average SG&A expenses as a percent of revenues compared to the level reported in 2000. On December 27, 2001, we received a favorable arbitration awarded associated with a patent infringement claim against Snap-on. In addition, we realized expense associated with certain commercial legal matters, including the VSI contract litigation. It is our policy to recognize gains when realized and accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the loss expenses probable and they can be reasonably estimated. Accordingly, in total we recognized a $15.6 net gain that was recorded as a reduction in SG&A in the fourth quarter of 2001.

Goodwill and intangible amortization - In 2001, goodwill and intangible amortization was $61.8 compared to $35.1 in 2000. The increase can be attributed primarily to the acquisition of UDI on May 24, 2001 and bolt-on acquisitions completed in 2001 and 2000.

Special and other charges - We recorded special charges of $60.5 in 2001 and $81.4 in 2000. The special charges were primarily associated with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. In addition, we recorded charges to cost of goods sold of $8.6 and $12.3 in 2001 and 2000, respectively, for discontinued product lines and other product changes associated with restructuring initiatives.

	2001(1)	2000(2)
Employee termination costs	$18.1	$13.9
Facility consolidation costs	13.9	17.1
Other cash costs	9.6	1.5
Non cash asset write-downs	25.9	61.2
In-process technology	1.6	—

Total	$69.1	$93.7

(1)	$8.6 of non cash inventory write-downs is recorded as a component of cost of products sold.
(2)	$12.3 of non cash inventory write-downs is recorded as a component of cost of products sold.

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

Income taxes — The effective income tax rate in 2001 was 44.9% compared to 40.9% in 2000. The effective income tax rate is higher in both years than the U.S. statutory income tax rate primarily due to the amortization of nondeductible goodwill and the effect of state income taxes. The 2001 effective income tax rate was also impacted by the acquisition of UDI on May 24, 2001, which led to higher non-deductible goodwill amortization in the period.

SEGMENT RESULTS OF OPERATIONS:

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

Segment Results of Operations: 2002 Compared to 2001

Technical Products and Systems

Revenues – Revenues increased from $877.0 in 2001 to $1,113.9 in 2002, an increase of $236.9, or 27.0%. The increase is primarily due to the acquisition of UDI on May 24, 2001. The results of operations included UDI for seven months in 2001. Organic revenues were approximately flat with the prior year primarily due to lower revenues at laboratory and life science products and electrical test and measurement solutions, offset by strong revenues at our security and integrated building life-safety systems platform and strong revenues for HDTV products in our broadcast and communication systems and services platform.

Segment Income – Segment income increased from $179.3 in 2001 to $222.9 in 2002, an increase of $43.6, or 24.3%. The increase is primarily due to the acquisition of UDI on May 24, 2001, integration of bolt-on acquisitions and cost reduction actions across the segment. The results of operations included UDI for seven months in 2001. As a percent of revenues, segment income declined from 20.4% in 2001 to 20.0% in 2002. The decrease is primarily due to the acquisition of UDI and bolt-on acquisitions completed in the segment which had lower average segment margins then those of the segment.

Industrial Products and Services

Revenues - Revenues increased from $1,391.4 in 2001 to $1,603.2 in 2002, an increase of $211.8, or 15.2%. The increase is primarily due to the acquisition of UDI on May 24, 2001. The results of operations included UDI for seven months in 2001. Organic revenues declined low single digits. Power generation end markets continue to experience reduced demand and pricing pressures and our power systems unit experienced a sharp decline in revenues in the second half of 2002.

Segment Income - Segment income increased from $186.5 in 2001 to $233.0 in 2002, an increase of $46.5, or 24.9%. The increase is primarily due to the acquisition of UDI on May 24, 2001. The results of operations included UDI for seven months in 2001. As a percent of revenues, segment income increased from 13.4% in 2001 to 14.5% in 2002. The increase in operating margins is primarily due to the integration of the UDI businesses and restructuring actions across the segment. Improved segment results were experienced in a number of businesses including our compaction equipment, high integrity die-cast parts and our aerospace defense components businesses.

Flow Technology

Revenues - Revenues increased from $912.5 in 2001 to $1,385.7 in 2002, an increase of $473.2, or 51.8%. The increase is primarily due to the acquisition of UDI on May 24, 2001 and the acquisition of Balcke Cooling Products Group (“Balcke”) in July of 2002. The results of operations included UDI for seven months in 2001. Balcke had revenues of approximately $226.0 in the twelve months prior to the date of acquisition. Organic revenues declined low single digits primarily due to lower organic revenues at our Fluid Systems platform. Partially offsetting the decline at Fluid Systems was mid single digit organic revenue growth in cooling technologies and services.

Segment Income - Segment income increased from $136.0 in 2001 to $219.3 in 2002, an increase of $83.3, or 61.3%. The increase is primarily due to the acquisition of UDI on May 24, 2001, integration of bolt-on acquisitions and cost reduction actions across the segment. The results of operations included UDI for seven months in 2001. As a percent of revenues, segment income increased from 14.9% in 2001 to 15.8% in 2002. The increase is primarily due to the integration of UDI and cost reduction actions across the segment.

Service Solutions

Revenues – Revenues increased from $672.5 in 2001 to $719.5 in 2002, an increase of $47.0, or 7.0%. The increase is primarily due to the acquisition of UDI on May 24, 2001. The results of operations included UDI for seven months in 2001. Organic revenues were approximately flat with the prior year.

Segment Income - Segment income increased from $68.5 in 2001 to $86.5 in 2002, an increase of $18.0, or 26.3%. The increase is primarily due to the acquisition of UDI on May 24, 2001. The results of operations included UDI for seven months in 2001. As a percent of revenues, segment income increased from 10.2% in 2001 to 12.0% in 2002. The increase is primarily due to cost reduction actions in the segment, higher revenues and a favorable product mix.

Segment Results of Operations: 2001 Compared to 2000

Technical Products and Systems

Revenues – Revenues increased from $563.2 in 2000 to $877.0 in 2001, an increase of $313.8, or 55.7%. The increase is primarily due to the acquisition of UDI on May 24, 2001 and Kendro Laboratory Products, L.P. (“Kendro”) on July 23, 2001 and strong organic revenues. The results of operations included UDI for seven months in 2001. Kendro had revenues of $204.8 in the year prior to the date of acquisition. Organic revenues increased primarily due to strong revenues at the laboratory and life science products, security and integrated building life-safety systems and broadcast and communication systems and services platforms.

Segment Income – Segment income increased from $125.0 in 2001 to $179.3 in 2002, an increase of $54.3, or 43.4%. The increase is primarily due to the acquisition of UDI on May 24, 2001 and the integration of bolt-on acquisitions. The results of operations included UDI for seven months in 2001. As a percent of revenues, segment income declined from 22.2% in 2000 to 20.4% in 2001. The decrease is primarily due to the acquisition of UDI and bolt-on acquisitions completed in the segment which had lower average segment margins then those of the segment.

Industrial Products and Services

Revenues - Revenues increased from $893.3 in 2000 to $1,391.4, an increase of $498.1, or 55.8%. The increase is primarily due to the acquisition of UDI on May 24, 2001 and strong organic revenues. The results of operations included UDI for seven months in 2001. Organic revenues increases were experienced primarily at our power systems platform and our high integrity die-cast parts business. Lower organic revenues were experienced at our compaction equipment platform, due to a soft U.S. market, and at our hydraulic tools and filtration units due to lower volumes.

Segment Income - Segment income increased from $156.6 in 2000 to $186.5 in 2001, an increase of $29.9, or 19.1%. The increase is primarily due to the acquisition of UDI on May 24, 2001. The results of operations included UDI for seven months in 2001. As a percent of revenues, segment income decreased from 17.5% in 2000 to 13.4% in 2001. The decrease is primarily due to the acquisition of UDI which had lower average segment margins then those of the segment.

Flow Technology

Revenues - Revenues increased from $286.8 in 2000 to $912.5, an increase of $625.7. The increase is primarily due to the acquisition of UDI on May 24, 2001 and bolt-on acquisitions completed in 2000 and 2001. The results of operations included UDI for seven months in 2001. Organic revenues increased with strong organic revenues realized in our cooling technologies platform.

Segment Income - Segment income increased from $35.2 in 2000 to $136.0 in 2001, an increase of $100.8. The increase is due to the acquisition of UDI on May 24, 2001, integration of bolt-on acquisitions and cost reduction actions across the segment. The results of operations included UDI for seven months in 2001. As a percent of revenues, segment income increased from 12.3% in 2000 to 14.9% in 2001. The increase is primarily due to the acquisition and integration of UDI which had higher average segment margins then those of the segment and cost reduction actions across the segment.

Service Solutions

Revenues – - Revenues decreased from $702.0 in 2000 to $672.5, a decrease of $29.5. Organic revenues declined by low double digits in 2001 compared to 2000. The decrease is primarily due the decision to exit the emissions business in 2000 and the timing of new product launches of specialty tool programs in 2000.

Segment Income - Segment income decreased from $69.1 in 2000 to $68.5 in 2001, a decrease of $0.6. As a percent of revenues, segment income increased from 9.8% in 2000 to 10.2% in 2001. The improvement in segment margins was achieved despite the lower revenues primarily due to cost reduction actions.

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

The discount rate and rate of increase in compensation levels for 2002 were used to value our benefit obligation and funded status as of December 31, 2002. The expected long-term rate of return on assets was used to calculate the pension benefit income for 2002. A one-percentage point increase or decrease to the 2002 assumed expected long-term rate of return of our primary domestic pension plans would have a $12.0 relative effect on 2002 net pension income. The expected long-term rate of return assumption for the 2003 pension benefit income calculation is expected to be approximately 8.50%. It is our policy to review the pension assumptions annually. Pension benefit income is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (1) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans; (2) The discount rate is set based on the yield of high quality fixed income investments, commonly defined as fixed income investments with at least a Moody’s AA credit rating; and (3) The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, management also considers advice from independent actuaries. A benchmark study completed by our independent actuaries has shown that our choice of assumptions is comparable to other organizations with a plan measurement date of December 31, 2002.

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

Financial Instruments

We have entered into interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates on our variable rate debt portfolio. Our swaps are accounted for as cash flow hedges and as of December 31, 2002, we had outstanding swaps with maturities to November 2009 that effectively convert $1,300.0 of our variable rate debt to a fixed rate of approximately 6.9%. As a result of the Restated Credit Agreement, we extended the maturities of our variable rate Tranche A term loans to March 2008, Tranche B term loans to September 2009 and Tranche C terms loans to March 2010. Associated with these extended maturities, we entered into additional variable to fixed rate interest rate swap agreements beginning in 2004 and maturing in 2009. As of December 31, 2002, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $81.8 and a long-term liability of $81.1 has been recorded to recognize the fair value of these swaps. Based on the unrealized losses of our swaps at December 31, 2002, we expect to reclassify $43.2 of our current derivative loss from accumulated other comprehensive loss into interest expense during 2003 as the hedged transactions occur. Due to fluctuations in interest rates however, the derivative loss recorded in accumulated other comprehensive loss is subject to change prior to its reclassification into earnings. The ineffective portion of these swaps in 2002 and 2001 has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

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

/s/ KPMG LLP

Chicago, Illinois

December 18, 2000

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2002	2001	2000
	(In millions, except per share data)
Revenues	$4,822.3	$3,853.4	$2,445.3
Costs and expenses:
Cost of products sold	3,257.1	2,605.5	1,659.7
Selling, general and administrative	866.3	672.3	413.7
Goodwill and intangible amortization	7.3	61.8	35.1
Special charges	81.8	60.5	81.4

Operating income	609.8	453.3	255.4
Other income (expense), net	(2.0)	(10.0)	23.6
Equity earnings in joint ventures	36.6	35.0	34.3
Interest expense, net	(170.0)	(133.7)	(110.3)

Income from continuing operations before income taxes	474.4	344.6	203.0
Provision for income taxes	(185.5)	(154.7)	(83.1)

Income from continuing operations before change in accounting principle	288.9	189.9	119.9
Income (loss) from discontinued operations, net of tax	(12.9)	(16.9)	69.6
Change in accounting principle, net of tax	(148.6)	—	—

Net income	$127.4	$173.0	$189.5

Basic earnings per share of common stock:
Income from continuing operations before change in accounting principle	$3.55	$2.61	$1.95
Income (loss) from discontinued operations	(0.16)	(0.23)	1.13
Change in accounting principle	(1.83)	—	—

Net income per share	$1.56	$2.38	$3.08

Weighted average number of common shares outstanding	81.440	72.616	61.592

Diluted earnings per share of common stock:
Income from continuing operations before change in accounting principle	$3.48	$2.56	$1.89
Income (loss) from discontinued operations	(0.15)	(0.23)	1.09
Change in accounting principle	(1.79)	—	—

Net income per share	$1.54	$2.33	$2.98

Weighted average number of common shares outstanding	82.959	74.120	63.502

Comprehensive income (loss):
Foreign currency translation adjustment	142.6	(39.3)	(8.8)
Change in fair value of cash flow hedges, net of tax $16.3 and $17.0 respectively	(22.9)	(25.6)	—
Minimum pension liability adjustment, net of tax $144.7, $4.0, and $1.1 respectively	(226.8)	(2.6)	(1.2)

Other comprehensive loss	(107.1)	(67.5)	(10.0)
Net income	127.4	173.0	189.5

Comprehensive income	$20.3	$105.5	$179.5

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

Foreign Currency Translation - The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. Balance sheet accounts are translated at the current rate at the end of each period and the income statement accounts are translated at the average rate. Gains and losses on foreign currency translations are reflected as a separate component of shareholders’ equity and other comprehensive income. Transaction gains and losses are included in net income and were not material in any year presented.

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

Self-Insurance — We are primarily self-insured for workers’ compensation, automobile, product, and general liability costs and we believe that we maintain adequate accruals to cover our retained liability. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuary valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover all liability costs in excess of predetermined amounts.

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

All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of consolidated income include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

The acquisition was accounted for using the purchase method of accounting in accordance with APB No.16 and 17, and, accordingly, the consolidated statements of income include the results of UDI beginning May 25, 2001. The assets acquired and liabilities assumed were recorded at fair values with useful lives as determined by management. Management considered a number of factors, including third-party valuations and appraisals, when making these determinations. During the second quarter 2002, we completed our review and determination of the fair value of the assets acquired and liabilities assumed. A final summary of the assets acquired and liabilities assumed in the acquisition is as follows:

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

	Work force Reductions	Non- cancelable Leases	Facility Consolidation/ Other	Total
Original costs	$46.4	$9.1	$20.6	$76.1
Purchase price adjustments	8.0	0.4	6.4	14.8
Payments (1)	(25.3)	(1.4)	(11.4)	(38.1)

Balance at December 31, 2001	$29.1	$8.1	$15.6	$52.8
Purchase price adjustments	(0.6)	—	7.7	7.1
Payments (1)	(26.9)	(2.9)	(21.7)	(51.5)

Balance at December 31, 2002	$1.6	$5.2	$1.6	$8.4

(1)	During 2001 and 2002, $9.1 and $11.2, respectively, of pension assets were used to fund employee severance costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results do not include any anticipated cost savings or expenses of the planned integration of UDI and SPX, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or that may result in the future. The consolidated interest expense has been computed on assumptions that the refinancing of UDI debt occurred entirely under the credit agreement, in place as of the merger, and not through the issuance of publicly traded or privately placed notes. Interest income was not changed from historical amounts and debt issuance costs are amortized over five years. The pro forma results assume the fair values and lives of definite lived intangible assets as determined by management, who considered a number of factors, including third-party appraisals. The pro forma consolidated effective income tax rate for the combined companies includes the impact of special and other charges and unusual items as well as increases in foreign income tax rates due to the acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Financial data for our business segments are as follows:

	2002	2001	2000
Revenues: (1)
Technical Products and Systems	$1,113.9	$877.0	$563.2
Industrial Products and Services	1,603.2	1,391.4	893.3
Flow Technology	1,385.7	912.5	286.8
Service Solutions	719.5	672.5	702.0

Total	$4,822.3	$3,853.4	$2,445.3

Segment income: (1)
Technical Products and Systems	$222.9	$179.3	$125.0
Industrial Products and Services	233.0	186.5	156.6
Flow Technology	219.3	136.0	35.2
Service Solutions	86.5	68.5	69.1

Total Segment Income	761.7	570.3	385.9
General Corporate	(57.5)	(47.9)	(36.8)
Special and Other Charges (2)	(94.4)	(69.1)	(93.7)

Total Consolidated Operating Income	$609.8	$453.3	$255.4

Capital expenditures: (1)
Technical Products and Systems	$27.6	$10.7	$15.1
Industrial Products and Services	21.4	75.5	46.9
Flow Technology	19.8	18.2	20.8
Service Solutions	6.4	10.3	13.0
General Corporate	13.3	22.2	22.3

Total	$88.5	$136.9	$118.1

Depreciation and amortization: (1)
Technical Products and Systems	$25.4	$24.5	$10.4
Industrial Products and Services	43.1	59.4	43.5
Flow Technology	31.5	33.0	11.5
Service Solutions	12.5	27.8	26.8
General Corporate	3.5	1.8	1.2

Total	$116.0	$146.5	$93.4

Identifiable assets:
Technical Products and Systems	$1,335.1	$1,000.6	$267.6
Industrial Products and Services	1,840.3	2,069.9	1,001.8
Flow Technology	1,938.6	1,567.0	289.9
Service Solutions	682.1	899.9	861.9
General Corporate	1,032.1	1,262.4	457.8
Discontinued operations	263.3	280.3	285.6

Total	$7,091.5	$7,080.1	$3,164.6

(1)	Includes the results of acquisitions from the dates of the respective acquisitions. See Note 4 for further discussion.
(2)	2002 includes special and other charges of $94.4, $12.6 of which is included in cost of products sold. 2001 includes $69.1 of special and other charges, $8.6 of which is included in cost of products sold. 2000 includes $93.7 of special and other charges, $12.3 of which is included in cost of products sold. See Note 6 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Geographic Areas:	2002	2001	2000
Revenues — Unaffiliated Customers:
United States (1)	$3,570.2	$3,030.1	$2,154.4
Other	1,252.1	823.3	290.9

	$4,822.3	$3,853.4	$2,445.3

Tangible Long Lived Assets:
United States	$1,008.2	$1,295.4	$802.0
Other	234.8	232.1	34.5
Tangible Long lived assets of continuing operations	$1,243.0	$1,527.5	$836.5
Tangible Long lived assets of discontinued operations	41.9	61.9	53.4
Total tangible long lived assets	$1,284.9	$1,589.4	$889.9

Long Lived Assets:
United States	$3,234.6	$3,315.1	$1,877.3
Other	1,134.8	1,179.6	80.9

Long lived assets of continuing operations	$4,369.4	$4,494.7	$1,958.2
Long lived assets of discontinued operations	149.0	156.4	143.5

Total long lived assets	$4,518.4	$4,651.1	$2,101.7

Total Assets:
United States	$5,453.9	$5,767.6	$2,894.5
Other	1,637.6	1,312.5	270.1

	$7,091.5	$7,080.1	$3,164.6

(1)	Includes export sales of $305.2 in 2002, $317.9 in 2001, and $209.4 in 2000. No individual foreign country, based on destination of sale, accounted for more than 5% of consolidated revenues in 2002, 2001 or 2000.

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

Non-cash asset impairments are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Typically, our non-cash asset impairments arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured business. For these situations, we recognize an impairment loss when the carrying amount of an asset exceeds the sum of the cash flows expected to result from the use and eventual disposition of the asset. Realization values for assets subject to impairment testing are primarily determined by management, taking into consideration various factors including third-party appraisals, quoted market prices and previous experience. If an impaired asset remains in service at the decision date, the remaining net book value is depreciated until the asset is no longer used in operating activities. When an impaired asset is removed from service, sale of the asset is probable, and the asset is made available for sale, depreciation of the asset is discontinued and the asset is determined to be an asset held for sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

At December 31, 2002, a total of $48.7 of restructuring liabilities remained on the consolidated balance sheet as shown below. With the exception of certain multi-year operating leases and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 1999 through December 31, 2002:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Impairments & Write- Downs	Total
Balance at December 31, 1999	$5.6	$5.0	$0.5	$—	$11.1
Special and Other Charges (1)	13.9	17.1	1.5	61.2	93.7
Non-Cash Asset Write-Downs				(61.2)	(61.2)
Cash Payments	(9.5)	(16.4)	(2.0)	—	(27.9)

Balance at December 31, 2000	$10.0	$5.7	$—	$—	$15.7
Special and Other Charges (2)	18.1	13.9	9.6	27.5	69.1
Non-Cash Asset Write-Downs				(27.5)	(27.5)
Cash Payments	(12.9)	(7.6)	(5.4)	—	(25.9)

Balance at December 31, 2001	15.2	12.0	4.2	—	31.4
Special and Other Charges (3)	43.4	10.6	9.8	31.7	95.5
Adjustments	(0.2)	(0.2)	(0.7)	—	(1.1)
Non-Cash Asset Write-Downs	—	—	—	(31.7)	(31.7)
Cash Payments	(28.2)	(6.6)	(10.6)	—	(45.4)

Balance at December 31, 2002	$30.2	$15.8	$2.7	$—	$48.7

(1)	$12.3 of inventory write-downs is recorded as a component of cost of products sold.
(2)	$8.6 of inventory write-downs is recorded as a component of cost of products sold. $1.6 of the impairments & write-downs is related to the write-off of in-process research & development.
(3)	$12.6 of inventory write-downs is recorded as a component of cost of products sold.

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

We performed our transition impairment testing as of January 1, 2002. Step 1 involved comparing the carrying values of the reported net assets of our reporting units to their fair values. Fair value was based on discounted cash flow projections determined by management, but we also considered factors such as comparable industry price multiples and third-party valuations. The net assets of our automotive filtration systems business and hydraulic systems business, both in our Industrial Products and Services segment, had carrying values in excess of their fair values. For these reporting units, we performed Step 2 of the impairment testing provisions.

Management completed Step 2 testing taking into consideration certain factors, including a third-party valuation. The assets and liabilities of our automotive filtration systems business and our hydraulic systems business were appraised at their current fair value to calculate implied goodwill for these reporting units. The recorded goodwill exceeded the implied goodwill by $148.6, and, accordingly, this amount was required to be written-off as a transition impairment charge and recorded as a change in accounting principle. The impaired goodwill was not deductible for income tax purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite-lived intangibles in connection with our long-range forecasting process, which took place in the fourth quarter as of December 31, 2002. In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units were based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations are considered. Actual results may differ from these estimates under different assumptions or conditions. Based on the results of the impairment testing performed, no impairment of goodwill or indefinite-lived intangibles exists as of December 31, 2002. In addition, we continue to monitor impairment indicators in the industries and markets with cyclical demand and pricing behavior including telecommunications, power systems and industrial hydraulic power units and controlled force tools.

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

The discount rate and rate of increase in compensation levels for 2002, were used to value our benefit obligation and funded status as of December 31, 2002. The expected long-term rate of return on assets was used to calculate the pension benefit income for 2002. The expected long-term rate of return assumption for the 2003 pension benefit income calculation is expected to be approximately 8.50%. It is our policy to review the pension assumptions annually. Pension benefit income is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (1) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans; (2) The discount rate is set based on the yield of high quality fixed income investments, commonly defined as fixed income investments with at least a Moody’s AA credit rating; and (3) The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, management also considers advice from independent actuaries. A benchmark study completed by our independent actuaries has shown that our choice of assumptions is comparable to other organizations with a measurement date of December 31, 2002.

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

The accumulated postretirement benefit obligation was determined using the terms and conditions of our various plans, together with relevant actuarial assumptions and health care cost trend rates. It is our policy to review the postretirement assumptions annually. The assumptions are determined by management and are established based on our prior experience and management’s expectation that future rates will decline. In addition, management also considers advice from independent actuaries. For measurement purposes in 2002, the assumed health care cost trend rates were 10.0% for retirees over age 65 and 8.0% for retirees under age 65. At December 31, 2002, these rates are assumed to decrease to an ultimate rate of 5.0% by the year 2008 and remain at that level thereafter. The discount rates used to measure the benefit obligation at December 31, 2002 and 2001 were 6.75% and 7.25%, respectively.

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

(14) FINANCIAL INSTRUMENTS

We have entered into interest rate protection agreements (“Swaps”) to hedge the potential impact of increases in interest rates on our variable rate debt portfolio. Our swaps are accounted for as cash flow hedges and as of December 31, 2002, we had outstanding swaps with maturities to November 2009 that effectively convert $1,300.0 of our variable rate debt to a fixed rate of approximately 6.9%. As a result of the Restated Credit Agreement, we extended the maturities of our variable rate Tranche A term loans to March 2008, Tranche B term loans to September 2009 and Tranche C terms loans to March 2010. Associated with these extended maturities, we entered into additional variable to fixed rate interest rate swap agreements beginning in 2004 and maturing in 2009. As of December 31, 2002, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $81.8 and a long-term liability of $81.1 has been recorded to recognize the fair value of these swaps. Based on the unrealized losses of our swaps at December 31, 2002, we expect to reclassify $43.2 of our current derivative loss from accumulated other comprehensive loss into interest expense during 2003 as the hedged transactions occur. Due to fluctuations in interest rates however, the derivative loss recorded in accumulated other comprehensive loss is subject to change prior to its reclassification into earnings. The ineffective portion of these swaps in 2002 and 2001 has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

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

Self-Insurance

We are primarily self-insured for workers’ compensation, automobile, product, and general liability costs and we believe that we maintain adequate reserves to cover our retained liability. Our reserve for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuary valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover all liability costs in excess of predetermined amounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002

(Dollar and share amounts in millions, except per share and per LYON data)

Stock options outstanding and exercisable at December 31, 2002 and related weighted average price and life information follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Remaining Life-Years (Wtd. Ave)	Exercise Price (Wtd. Ave)	Shares	Exercise Price (Wtd. Ave)
$ 8.50 -$ 11.81	0.018	1.7	$8.04	0.018	$8.04
$ 15.11 -$ 27.81	0.604	4.1	22.59	0.604	22.59
$ 29.59 -$ 44.34	3.187	5.4	36.14	2.351	35.62
$ 44.84 -$ 67.00	3.988	6.5	51.57	1.858	49.23
$ 67.31 -$ 97.50	5.613	7.7	77.27	0.279	82.26
$105.00 -$150.00	5.000	7.6	127.50	—	—

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

PART III

Item 14. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2002. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K/A:

1. All financial statements. See Index to Consolidated Financial Statements on page 44 of this Form 10-K/A.

2. Financial Statement Schedules. None required. See page 44 of this Form 10-K/A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30 day of December 2003.

SPX CORPORATION

(Registrant)

By	/s/ Patrick J. O’Leary
Patrick J. O’Leary Vice President Finance, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30 day of December, 2003.

/s/ John B. Blystone John B. Blystone Chairman, President and Chief Executive Officer	/s/ Patrick J. O’Leary Patrick J. O’Leary Vice President Finance, Treasurer and Chief Financial Officer

/s/ Ronald L. Winowiecki Ronald L. Winowiecki Corporate Controller and Chief Accounting Officer	* J. Kermit Campbell Director

* Sarah R. Coffin Director	* David P. Williams Director

* Emerson U. Fullwood Director	* Charles E. Johnson II Director

* By Attorney-In-Fact

/s/ Patrick J. O’Leary
Patrick J. O’Leary

INDEX TO EXHIBITS

Item No.		Description

2.1	—	Agreement and Plan of Merger among SPX Corporation, SAC Corp. and General Signal Corporation, dated as of July 19, 1998, incorporated herein by reference from our Form S-4 Registration Statement (No. 333-60853) filed on July 20, 1998.

2.2	—	Merger Agreement, dated March 10, 2001 between SPX Corporation and United Dominion Industries Limited, incorporated herein by reference from our Current Report on Form 8-K filed on March 15, 2001 (file no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

3.3	—	By-Laws as amended through October 25, 1995, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (file no. 1-6948).

4.1	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.2	—	Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.3	—	Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.4	—	Rights Agreement, dated as of June 25, 1996 between SPX Corporation and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain circumstances, incorporated herein by reference from our Registration Statement on Form 8-A filed on June 26, 1996 (file no. 1-6948).

4.5	—	Amendment No. 1 to Rights Agreement, effective October 22, 1997, between SPX Corporation and The Bank of New York, incorporated herein by reference from our Registration Statement on Form 8-A filed on January 9, 1998 (file no. 1-6948).

4.6	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of May 9, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.7	—	Form of Liquid Yield Option(TM) Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.8	—	Registration Rights Agreement dated as of May 9, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.9	—	Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.10	—	Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.11	—	Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

Item No.		Description

4.12	—	Amendment No. 2 to Rights Agreement dated as of June 26, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 (file no. 1-6948).

4.13	—	Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.14	—	First Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.15	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.

*10.1	—	SPX Corporation Retirement Plan for Directors, as amended and restated, incorporated herein by reference from our Amendment No. 1 on Form 8 to the Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

*10.2	—	SPX Corporation Excess Benefit Plan No. 3, as amended and restated, incorporated herein by reference from our Amendment No. 1 on Form 8 to the Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

*10.3	—	SPX Corporation Supplemental Employee Stock Ownership Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1990 (file no. 1-6948).

*10.4	—	Employment agreement, and related Nonqualified Stock Option Agreement and Restricted Shares Agreement, between SPX Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1995 (file no. 1-6948).

*10.5	—	Employment agreement between SPX Corporation and John B. Blystone dated as January 1, 1997, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1996 (file no. 1-6948).

*10.6	—	SPX Corporation 1997 Non-Employee Director’s Compensation Plan, incorporated herein by reference from Exhibit A to the Proxy Statement contained in our Schedule 14A filed on March 25, 1997 (file no. 1-6948).

*10.7	—	Form of Executive Change of Control Agreement for certain executive officers, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (file no. 1-6948).

*10.8	—	Executive Change of Control Agreement for John B. Blystone dated February 15, 1999 incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (file no. 1-6948).

*10.9	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Thomas J. Riordan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.10	—	Stock Option Award dated as of June 23, 1999 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.11	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000 (file no. 1-6948).

Item No.		Description

*10.12	—	Stock Option Award dated as of May 10, 1999 between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.13	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.14	—	Stock Option Award dated as of August 26, 1998 between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.15	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.16	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Lewis M. Kling, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.17	—	Stock Option Award dated as of April 23, 1997 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.18	—	Stock Option Award dated as of June 23, 1999 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.19	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.20	—	Stock Option Award dated as of December 10, 1997 between SPX Corporation and Thomas J. Riordan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.21	—	Stock Option Award dated as of February 26, 1997 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.22	—	Nonqualified Stock Option Agreement dated as of October 14, 1996 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.23	—	SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated January 1, 2002, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

*10.24	—	Form of Loan Note (Primary Residence) for certain executive officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

*10.25	—	Amended and Restated Deferred Compensation Plan of United Dominion Industries, Inc., effective as of May 24, 2001, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

*10.26	—	SPX Corporation 2002 Stock Compensation Plan, as amended and restated, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

Item No.		Description

*10.27	—	Amendment to Employment Agreement between SPX Corporation and John B. Blystone dated August 28, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 1-6948).

10.28	—	Underwriting Agreement between SPX Corporation and J.P. Morgan Securities Inc., as representative of several underwriters listed in Schedule I thereto, dated December 13, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2002 (file no. 1-6948).

10.29	—	Fifth Amended and Restated Credit Agreement dated as of December 27, 2002 (previously filed).

*10.30	—	Stock Option Award dated as of August 26, 1998 between SPX Corporation and Charles A. Bowman (previously filed).

11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Income, page XX of this Form 10-K.

21.1	—	Subsidiaries (previously filed).

23.1	—	Consent of Deloitte & Touche LLP.

23.2	—	Consent of KPMG LLP.

24.1	—	Power of Attorney (previously filed).

31.1	—	Rule 13a-14(a) Certifications.

32.1	—	Section 1350 Certifications.

*	Denotes management contract or compensatory plan or arrangement.