Form 10-Q/A
period 2003-09-30
SPX CORP
filed 2003-12-30
CIK 88205

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

☒ Yes ☐ No

Common shares outstanding 74,374,981, as of December 26, 2003

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A in response to comments received by us from the Staff of the Securities and Exchange Commission in connection with their review of our Registration Statement on Form S-3 filed on September 30, 2003. We have not been requested to, and we are not, restating our financial results. Only certain portions of this Form 10-Q/A have been amended, and the amended report does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures in any way other than as required to reflect the effects of the comments received. The filing of this Form 10-Q/A shall not be deemed an admission that the original Form 10-Q, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income — as reported	$74.9	$75.8	$137.1	$50.6
Add: Stock-based employee compensation expense included in reported net income	1.4	1.4	4.0	1.4
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(9.5)	(9.9)	(30.5)	(29.9)
Awards granted above market value	(12.0)	(12.0)	(35.8)	(33.2)
Net income (loss) — pro forma	$54.8	$55.3	$74.8	$(11.1)

Basic earnings (loss) per share of common stock:
Income per share — as reported	$0.99	$0.92	$1.77	$0.62
Income (loss) per share — pro forma	$0.72	$0.67	$0.96	$(0.14)
Diluted earnings (loss) per share of common stock:
Income per share — as reported	$0.98	$0.91	$1.75	$0.60
Income (loss) per share — pro forma	$0.71	$0.66	$0.96	$(0.13)
Basic earnings per share of common stock from continuing operations before change in accounting principle:
Income per share — as reported	$0.99	$0.95	$2.14	$2.55
Income per share — pro forma	$0.72	$0.70	$1.33	$1.80
Diluted earnings per share of common stock from continuing operations before change in accounting principle:
Income per share — as reported	$0.98	$0.93	$2.12	$2.49
Income per share — pro forma	$0.71	$0.69	$1.32	$1.76

(4)	ACQUISITIONS AND DIVESTITURES

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

We account for non-cash asset impairments in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Typically, our non-cash asset impairments arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured business. For these situations, we recognize an impairment loss when the carrying amount of an asset exceeds the sum of the cash flows expected from the asset. Realization values for assets subject to impairment testing are determined by management considering such factors as third-party appraisals, quoted market prices or previous experience. If an impaired asset remains in service at the decision date, the remaining net book value is depreciated until the asset is no longer used in operating activities. When an impaired asset is removed from service, sale of the asset is probable, and the asset is made available for sale, depreciation of the asset is discontinued and the asset is recorded in other current assets as an asset held for sale.

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

At September 30, 2003, a total of $29.9 of restructuring liabilities remained on the Condensed Consolidated Balance Sheet as shown below. With the exception of certain multi-year operating lease obligations at closed facilities and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2001 through September 30, 2003:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Total Cash Costs	Non- cash Asset Write- downs	Total Special Charges
Balance at December 31, 2001	15.2	12.0	4.2	31.4	—	31.4
Special Charges	43.4	10.6	9.8	63.8	$31.7	95.5

Adjustments	(0.2)	(0.2)	(0.7)	(1.1)		(1.1)
Cash Payments	(28.2)	(6.6)	(10.6)	(45.4)	—	(45.4)

Balance at December 31, 2002	$30.2	$15.8	$2.7	$48.7
Special Charges	23.7	4.0	3.3	31.0	$16.3	$47.3

Adjustments	(0.3)	(0.2)	—	(0.5)		(0.5)

Cash Payments	(36.4)	(10.2)	(2.4)	(49.3)		$46.8

Balance at September 30, 2003	$16.9	$9.4	$3.6	$29.9

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

Management completed Step 2 testing, taking into consideration certain factors including a third-party valuation. The assets and liabilities of our automotive filtration systems unit and our hydraulic power tools unit were appraised at their current fair value to calculate implied goodwill for these reporting units. The recorded goodwill exceeded the implied goodwill by $148.6, and, accordingly, this amount was required to be written-off as a transition impairment charge and was recorded as a change in accounting principle. The impaired goodwill was not deductible for income tax purposes.

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

Liquid Yield Option Notes

On February 6, 2001, we issued Liquid Yield Option (TM) Notes (“February LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option (TM) Notes (“May LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount of $415.0 due at maturity on May 9, 2021.

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

(11) FINANCIAL INSTRUMENTS

We have entered into interest rate protection agreements (“swaps”) to hedge interest rate risk on our variable rate debt portfolio. Our swaps are accounted for as cash flow hedges, and, as of September 30, 2003, we had outstanding swaps with maturities to November 2009 that effectively convert $1,300.0 of our variable rate debt to a fixed rate of approximately 7.0%. As of September 30, 2003, the pre-tax accumulated derivative loss included in accumulated other comprehensive loss was $78.7 and a long-term liability of $78.7 has been recorded to recognize the fair value of these swaps. Based on the unrealized losses of our swaps at September 30, 2003, we expect to reclassify $45.1 of our current derivative loss from accumulated other comprehensive loss into interest expense during the next twelve months as the hedged transactions occur. Due to fluctuations in interest rates however, the derivative loss recorded in accumulated other comprehensive loss is subject to change prior to its reclassification into earnings. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

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

Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$74.9	$75.8	$137.1	$50.6
Foreign currency translation adjustment	(21.8)	41.5	65.5	37.7
Unrealized gains (losses) on qualifying cash flow hedges, net of taxes: $(11.5), $11.4, $(0.8), $15.7	18.5	(19.3)	2.3	(25.5)

Comprehensive income	$71.6	$98.0	$204.9	$62.8

The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	September 30, 2003	December 31, 2002
Foreign currency translation adjustment	$149.4	$83.9
Unrealized losses on qualifying cash flow hedges, net of tax	(46.2)	(48.5)
Minimum pension liability adjustment, net of tax	(233.0)	(233.0)

Accumulated other comprehensive loss	$(129.8)	$(197.6)

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

Selling, general and administrative expense (“SG&A”) — In the first nine months of 2003, SG&A increased to $678.1 from $645.2 in 2002, a $32.9 increase. The increase was driven primarily by acquisitions completed in 2002 and in the first nine months of 2003, and lower pension income in 2003 compared to 2002. In the second quarter, we realized a $3.2 benefit from an operational cost improvement at an environmental remediation site in Stockton, CA. It is our policy to realize a change in estimate once it becomes probable and can be reasonably estimated. Accordingly, due to the operational cost improvement, we reduced our estimate of the required accrued expense for this site. In addition, we recorded $3.5 of corporate expense associated with the re-audit of our 2000 and 2001 financial statements performed in connection with the discontinued operations treatment for the sale of Inrange. In the first quarter of 2003, we negotiated two commercial sales contract matters that resulted in a $5.8 favorable impact.

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

General Corporate

General corporate expenses in the first nine months of 2003 were $10.9 higher than in the comparable period in 2002. This increase was attributable primarily to the following (1) $3.5 of expense associated with the re-audit of our 2000 and 2001 financial statements performed in connection with the discontinued operations treatment for the sale of Inrange, (2) $2.6 of incremental year-over-year compensation expense associated with a July 2002 restricted stock grant made to our Chairman, President, and Chief Executive Officer, and (3) increased costs for professional services related primarily to legal costs associated with our patent infringement lawsuit against Microsoft Corporation.

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

Financial Instruments

We have entered into interest rate protection agreements (“swaps”) to hedge interest rate risk on our variable rate debt portfolio. Our swaps are accounted for as cash flow hedges, and, as of September 30, 2003, we had outstanding swaps with maturities to November 2009 that effectively convert $1,300.0 of our variable rate debt to a fixed rate of approximately 7.0%. As of September 30, 2003, the pre-tax accumulated derivative loss included in accumulated other comprehensive loss was $78.7 and a long-term liability of $78.7 has been recorded to recognize the fair value of these swaps. Based on the unrealized losses of our swaps at September 30, 2003, we expect to reclassify $45.1 of our current derivative loss from accumulated other comprehensive loss into interest expense during the next twelve months as the hedged transactions occur. Due to fluctuations in interest rates however, the derivative loss recorded in accumulated other comprehensive loss is subject to change prior to its reclassification into earnings. The ineffective portion of these swaps has been recognized in earnings as a component of interest expense and is not material. We do not enter into financial instruments for speculative or trading purposes.

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

Pending Litigation — In October 2002, one of our subsidiaries filed a patent infringement lawsuit against Microsoft Corporation, in the United States District Court for the Eastern District of Virginia, Richmond Division. Management formed the conclusion that we will ultimately prevail on our patent infringement claim against Microsoft based upon management’s knowledge and belief with respect to the facts of the case. Management includes internal patent legal counsel and our general counsel, who we believe are qualified to draw this legal conclusion. We believe that we should ultimately prevail on this pending patent infringement claim. Trial is presently set for November 3, 2003. No assurances can be made as to the final timing and outcome of any litigation.

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

PART II — OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	—	Merger Agreement, dated March 10, 2001 between SPX Corporation and United Dominion Industries Limited, incorporated herein by reference from our Current Report on Form 8-K filed on March 15, 2001 (file no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

3.2	—	Amended and Restated By-Laws, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (file no. 1-6948).

4.1	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.2	—	Form of Liquid Yield Option (TM) Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.3	—	Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.4	—	Rights Agreement, dated as of June 25, 1996 between SPX Corporation and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain circumstances, incorporated herein by reference from our Registration Statement on Form 8-A filed on June 26, 1996 (file no. 1-6948).

4.5	—	Amendment No. 1 to Rights Agreement, effective October 22, 1997, between SPX Corporation and The Bank of New York, incorporated herein by reference from our Registration Statement on Form 8-A filed on January 9, 1998 (file no. 1-6948).

4.6	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of May 9, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.7	—	Form of Liquid Yield Option (TM) Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.8	—	Registration Rights Agreement dated as of May 9, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.9	—	Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.10	—	Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.11	—	Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.12	—	Registration Agreement, dated as of April 23, 1987, among GCA Corporation, the banks and insurance companies set forth therein and Carl Zeiss, Inc., incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on January 18, 2002.

4.13	—	Registration Agreement, dated as of September 1, 1987, between GCA Corporation and Carl Zeiss, Inc., incorporated herein by reference from our Form S-3 Registration Statement (No. 333-76978) filed on January 18, 2002.

4.14	—	Amendment No. 2 to Rights Agreement dated as of June 26, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

4.15	—	Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.16	—	First Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.17	—	Second Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of June 16, 2003, incorporated herein by reference from our Current Report on Form 8-K filed on June 18, 2003 (file no. 1-6948).

4.18	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.

10.1	—	Sixth Amended and Restated Credit Agreement dated as of August 18, 2003 (previously filed).

31.1	—	Rule 13a-14(a) Certifications.

32.1	—	Section 1350 Certifications.

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

SPX CORPORATION (Registrant)

Date: December 30, 2003	By	/s/ John B. Blystone

John B. Blystone Chairman, President and Chief Executive Officer

Date: December 30, 2003	By	/s/ Patrick J. O’Leary

Patrick J. O’Leary Vice President Finance, Treasurer and Chief Financial Officer

Date: December 30, 2003	By	/s/ Ronald L. Winowiecki

Ronald L. Winowiecki Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.	Description

31.1	— Rule 13a – 14(a) Certifications.

32.1	— Section 1350 Certifications.

For exhibits not filed herewith, see Item 6 for exhibits

incorporated by reference.