Form 10-K
period 2003-12-31
SPX CORP
filed 2004-02-26
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 1-6948

SPX Corporation

(Exact name of registrant as specified in its charter)

Delaware	38-1016240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13515 Ballantyne Corporate Place Charlotte, NC 28277
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:	704-752-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	New York Stock Exchange
Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)    Yes ☒  No ☐

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

$3,397,303,445 as of June 30, 2003

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

75,435,924 shares as of February 25, 2004

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for its Annual Meeting to be held on April 28, 2004 are incorporated by reference into Part III.

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

We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. In addition, our estimates of future operating results are based on our current complement of businesses, which is constantly subject to change as we implement our “grow, fix or sell” strategy.

BUSINESS

We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential. We are a global provider of technical products and systems, industrial products and services, flow technology, cooling technologies and services and service solutions. We offer a diverse collection of products, which include fire detection and building life-safety products, TV and radio broadcast antennas and towers, life science products and services, power transformers, compaction equipment, high-tech die castings, dock products and systems, cooling towers, air filtration products, valves, back-flow prevention and fluid handling equipment, and metering and mixing solutions. Our products and services also include specialty service tools, diagnostic systems, service equipment and technical information services. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

We were incorporated in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted our current name in 1988. Since 1968, we have been incorporated under the laws of Delaware. We operate in over 20 countries and have approximately 22,200 employees worldwide. Our strategy is to create market advantages through technology, service and product leadership, by expanding our market focus to offer full customer solutions and by building critical mass through strategic “bolt-on” acquisitions.

Our business strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication. This process includes:

•	a demanding set of leadership standards to drive achievement of results with integrity;

•	expanding our technological leadership and service offerings with a market focus on providing complete customer solutions;

•	growing through internal development and acquisitions;

•	globalization;

•	continuously reviewing our businesses to determine whether a business should be grown, fixed or sold when more value can be created with another company;

•	right-sizing our businesses to market and economic conditions to protect against economic downturns and take advantage of strong economic cycles; and

•	focusing on continuous improvements to drive results.

Acquisitions and Divestitures

As part of our business strategy, we regularly review and negotiate potential acquisitions and divestitures in the ordinary course of business, some of which are or may be material. In 2003, we completed fourteen acquisitions as follows:

-In the Technical Products and Systems segment, we completed seven acquisitions for an aggregate cash purchase price of $140.9. The acquired companies had revenues of $146.3 in the last twelve months prior to their respective dates of acquisition.

-In the Industrial Products and Services segment, we completed three acquisitions for an aggregate cash purchase price of $22.0. The acquired companies had revenues of $34.9 in the twelve months prior to their respective dates of acquisition.

-In the Flow Technology segment, we completed one acquisition for a cash purchase price of $35.5. The acquired company had revenues of $64.2 in the twelve months prior to the date of acquisition.

-In the Cooling Technologies and Services segment, we completed two acquisitions for an aggregate cash purchase price of $58.1. The acquired companies had combined revenues of $147.0 in the twelve months prior to their respective dates of acquisition.

-In the Service Solutions segment, we completed one acquisition for a cash purchase price of $5.0. The acquired company had revenues of $10.0 in the twelve months prior to the date of acquisition.

In the first quarter of 2003, as part of our ongoing strategic review process, we evaluated several alternatives for our Inrange Technologies Corporation subsidiary (“Inrange”), part of our Technical Products and Systems segment, and concluded that it was a better strategic fit with another company. On May 5, 2003, the sale of Inrange to Computer Network Technology Corporation (“CNT”) closed and our portion of the cash proceeds was $148.5, after a $24.5 settlement of an inter-company note payable by us to Inrange. The loss on the sale of Inrange, net of tax, was $18.9.

We have accounted for Inrange as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The results of Inrange for all periods presented are included in the consolidated financial statements as discontinued operations.

In addition, in the third quarter of 2003, we sold our 20% interest in the Assa Abloy door joint venture for $76.2. See Note 4 to our Consolidated Financial Statements for further discussion of our acquisitions and divestitures.

SEGMENTS

In 2003, our cooling technologies business exceeded ten percent of total segment revenue. As a result, and in accordance with SFAS No. 131, we have begun reporting the results of cooling technologies and services as a separate reportable business segment. As required by SFAS No. 131, the determination of the ten percent threshold should be evaluated in connection with future prospects and not necessarily on the current indicators only. Based on current forecasts, including the acquisition of Hamon Cie Global Dry and NAFTA Wet Cooling Businesses in December 2003, we believe the cooling technologies business will continue to exceed the ten percent threshold criteria established by SFAS No. 131. All prior periods presented have been restated to separate Cooling Technologies and Services from our Flow Technology segment. As a result, our results of operations are now reported in five segments: Technical Products and Systems, Industrial Products and Services, Flow Technology, Cooling Technologies and Services and Service Solutions. For more information on the results of our segments see Note 5 of our Consolidated Financial Statements.

Technical Products and Systems

Our Technical Products and Systems segment had revenues of $1,252.1 for the twelve-month period ended December 31, 2003. This segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions. This segment includes operating units that design, manufacture and market:

•	laboratory and life science products;

•	security and integrated building life-safety systems;

•	broadcast and communication systems and services; and

•	electrical test and measurement solutions.

Laboratory and life science products (“Life science solutions”) — Our life science solutions business includes Kendro and Thermal Product Solutions (TPS). These units design and manufacture a wide range of lab application products including centrifuges, incubators, freezers, refrigerators, heat treat ovens and repository products and services. This business is well positioned to participate in the changing life science and laboratory applications markets, which continue to move through significant change as a result of the aging global population, the need to maintain or reduce health care costs and scientific breakthroughs including human genome technology. The strategy of this platform is to provide end-to-end solutions in sample preparation, processing and storage, as well as repository and aftermarket services. Consistent with this strategy, the former Lunaire, Lindberg and Kayex product lines are being reorganized into a consolidated operating unit called TPS in this platform. Associated with this reorganization, we expect cost reductions and facility consolidations in 2004. Kendro, the largest unit in our life science solutions platform, generates approximately 50% of its revenues from markets outside the United States and is positioned to provide a wide range of sample preparation, processing, storage and lab application products and services. Our brand names include Revco, Sorvall, Heraeus, Harris, Jewett, Puffer Hubbard, Queue, Carr, Lunaire, Tenney and Blue M. Our competitors in the market for life sciences solutions include Beckman Coulter, Eppendorf and NuAire.

Security and integrated building life-safety systems (“Security and building systems”) — Our security and building systems businesses provide a wide range of technology for the security, access and control for non-residential facility construction, corporate and personal security, business investigations and intelligence services. Edwards Systems Technology, or EST, a provider of fire detection and building life-safety systems, participates primarily in the non-residential facility construction industry. The strategy of EST is to provide a broad array of integrated products and technology to non-residential facilities including access control, monitoring, fire detection, energy management and communication systems. The technology for EST fire detection products is driven by its worldwide license for occluded optical technology, the demand for its integrated fire and security systems and the demand generated by updated building codes in developing countries. EST’s systems take advantage of mandated fire protection standards, and the unit has launched new products to integrate additional building control systems and bring security and access control up to fire system standards. EST’s new products eliminate the need for separate installations for fire protection, access control and closed circuit TV systems. EST’s main competitors include Simplex, Pittway and Cerberus. Our Security and Investigations, or S&I, business provides corporate and government security services, business intelligence, due diligence inquiries and security audits on a global basis. In October 2002, we acquired Vance International, Inc., headquartered in Oakton, Virginia, a leading provider of executive protection, uniformed security and asset protection services. S&I’s main competitors include Kroll, Pinkerton, CRG and Barton.

Broadcast and communication systems and services (“Communication solutions”) — Our communication solutions business includes Dielectric and Radiodetection. Dielectric is a supplier of analog and digital TV and FM antennas, HF and MF antennas, transmission lines, towers and radio frequency filter systems for the TV market, and cable dehydrator systems for communications infrastructure. Its strategy is to provide turnkey systems and services to the markets it serves. Consistent with this strategy, in 2003 Dielectric acquired Flash Technology, a provider of lighting products for towers, and Brookstone Telecom, a field tower construction and service business. The acquired companies had revenues of approximately $72.9 in the twelve months prior to their respective dates of acquisition. Dielectric is a supplier in the United States of broadcast antenna systems, including an array of new products designed for the emerging digital transmission technology, which is commonly known as High Definition Television, or HDTV. Dielectric also is a supplier of antennas to FM radio stations. One of the growth drivers for this business is the emergence of HDTV in the United States. It is expected that the FCC will require commercial TV broadcasters to transmit digital signals, which are required by HDTV, by the end of 2006. Since the usage of digital TV in the United States is just beginning to emerge, TV broadcasters are required to continue to transmit analog signals simultaneously with digital signals. Our key competitors in this market include ERI, RFS and Myatt. Radiodetection manufactures and sells portable cable and pipe locators, line management systems for locating and identifying metallic sheathed fiber optic cable, horizontal boring guidance systems and inspection cameras. This unit serves a wide customer base, including utility and construction companies, municipalities, and telecommunication companies. The unit’s revenues generally follow the industry cycles of the markets it serves. To better address the markets we serve, the communication solutions platform is being reorganized into five product groups: utilities and telecommunications, broadcast, specialized lighting, signal processing and tower and wireless services. Associated with this reorganization, we expect further cost reduction actions and facility consolidations in 2004.

Electrical test and measurement solutions (“Test and measurement”) — Our test and measurement business includes Ling Dynamic Systems, or LDS, and GFI Genfare. LDS designs, manufactures and sells equipment for the testing and analysis of vibration, with products which predominately serve the aerospace, automotive and electronics end markets. In the fourth quarter of 2003, LDS acquired the test and measurement business from Thermo Electron Corporation, which consisted of Nicolet Instrument Technologies and Gould Instrument Systems (collectively “Nicolet”) for $20.4. Nicolet, which had revenues of $26.0 in the twelve months prior to the acquisition, is a supplier of high performance data acquisition systems used in diverse applications ranging from materials testing for automotive and aerospace applications to performance vibration of electrical switching systems in the power industry. Our competitors in this market include IMV and Unholtz Dickie. GFI Genfare manufactures and sells automated fare collection systems for bus and rail transit systems, including the Odyssey fare box, as well as for postal vending. GFI Genfare participates primarily in the North American bus market.

Industrial Products and Services

Our Industrial Products and Services segment had revenues of $1,425.0 for the twelve-month period ended December 31, 2003. The strategy of this segment is to provide “Productivity Solutions for Industry.” This segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment. This segment includes operating units that design, manufacture and market:

•	power systems;

•	compaction equipment; and

•	specialty engineered products.

Power systems — Waukesha Electric Systems provides medium power transformers, modular substations, and after-market products and services to the domestic power transmission market. Our strategy is to expand our engineering and service offerings. The acquisition of High Voltage Supply in October 2000, Power Systems Development in the fourth quarter of 2001 and Roberts Transformer in the first quarter of 2002 has expanded the replacement parts, substation maintenance, and turnkey substation offerings of this business. These products and services are sold under the Waukesha Electric Systems, High Voltage Supply and Power Systems Development brand names to electrical utilities and heavy industries such as paper, steel, mining, chemical and petrochemical. Key transformer competitors include Kuhlman, ABB and GE-Prolec.

Compaction equipment — Our BOMAG unit provides compactors, stabilizers, tampers and rollers to the infrastructure and road construction markets. Based in Boppard, Germany, BOMAG’s strategy is to focus on technological leadership and provide solutions to customers by lowering total cost of ownership, including maintenance costs. BOMAG continues to grow global market share due to its strong technology, its reputation for exceptional quality and service and its broad product offerings. BOMAG’s competitors include Caterpillar, Ingersoll-Rand and Dynapac for heavy compaction equipment, and Wacker and Multiquip for light compaction products.

Specialty engineered products — Our specialty engineered products businesses provide engineered components and subsystems, material dock handling equipment and systems and heat and ventilation products.

Engineered components and subsystems — Our engineered components and subsystems businesses include: Contech, a provider of high quality, precision aluminum and magnesium die-cast parts for automotive steering and suspension systems; Filtran, a supplier of automatic transmission filters and kits; Fenn, a supplier of precision machined components for the aerospace industry; and Fluid Power, our industrial tools and hydraulic unit business. Fenn’s main competitors in the aerospace market are numerous small manufacturers that specialize in machined parts for the defense industry. The Contech and Filtran units participate primarily in the car and light truck vehicle component industry, although Filtran also provides filters for certain industrial applications. Filtran competes primarily with Filtertek in its transmission filters line, and competes with a wide array of other suppliers in its aftermarket kits and components line, most notably Transtec and Borg Warner. Contech competes primarily with Intermet, J.L. French and Gibbs. Our fluid power business competes mainly with Enerpac in its controlled force tools line, and with Monarch and Haldex Barnes on compact hydraulic power units. While we have historically operated our fluid power business as a stand-alone unit, certain portions of this business are being integrated with our specialty tools business in our Service Solutions Segment.

Material dock handling equipment and systems — Our material dock handling equipment and systems business, Dock Products, manufactures a broad range of equipment for loading dock applications. The market for Dock Products is driven primarily by construction of warehouse and distribution centers, manufacturing facilities, and large footprint retail stores, as well as the aftermarket for parts and services business. The unit manufactures dock levelers and trailer restraints, and markets them under the Serco and Kelley brand names. It also produces dock seals and shelters under the Kelley Tufseal brand, and specialty engineered dock doors under the TKO Door label. Principal competitors of Dock Products include Rite-Hite, McGuire, Overhead Door and Poweramp.

Heat and ventilation products — Marley Engineered Products produces heating and ventilation products including: baseboard, wall unit and portable heaters; commercial cabinet and infrared heaters; thermostats and controls; air curtains; and circulating fans. Customer buying habits are driven largely by seasonal weather patterns for the respective heating and ventilation products. Marley Engineered Products markets its products under the Berko, Qmark, Farenheat, Aztec, Patton and Leading Edge brand names. Principal competitors of this unit include TPI, Quellet and Dimplex for heating products, and Lenexa, TPI and Air Master for ventilation products. Marley Engineered Products also manufactures and distributes a limited line of builder products such as bath fans. Its principal competitor in this line is Braun NuTone.

Flow Technology

Our Flow Technology segment had revenues of $981.8 for the twelve-month period ended December 31, 2003. This segment designs, manufactures and markets solutions and products that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications and airflow treatment systems. Our Flow Technology businesses focus on innovative, highly engineered new product introductions and expansion from products to systems and services to create total customer solutions. This segment includes operating units that engineer, manufacture and market fluid systems and boilers and hydronic products.

Process and fluid handling equipment — This business produces industrial valves for gases, liquids and slurries. We provide products primarily to water supply and wastewater treatment plants, pulp and paper manufacturing and chemical processing industries under the DeZurik, Raven, FEBCO, K-Flow, Mueller Steam and Copes-Vulcan brand names. The acquisition of Daniel Valve in the second quarter of 2002 added complementary products and expanded our presence in the petroleum market. This business competes with Fisher, Mueller, Haywood and others in this fragmented market. Under the Lightnin, Bran & Luebbe and Waukesha Cherry-Burrell brand names, we manufacture and sell industrial fluid mixers, agitators, handling equipment, pumps and metering systems, which we sell to the water, waste water treatment, chemical processing, minerals processing and sanitary industries. These units compete with Chemineer, EKATO, Milton Roy and Lewa for mixers, agitators and metering systems and with Fristam, Sudmo, Tuchenhagen and Tri-Clover for sanitary products.

Our air treatment unit manufactures filtration and dehydration products and provides services for compressed air and process gas systems. In the first quarter of 2003, we completed the acquisition of Hankison International (“Hankison”) for a cash purchase price of $35.5. Hankison, which had revenues of $64.2 in the twelve months prior to the date of acquisition designs, tests and manufactures quality compressed air treatment products including point-of-use filters and high capacity refrigerated and desiccant dryers. In the first quarter of 2004, we completed the acquisition of McLeod Russel Holdings PLC (“McLeod”) for a cash purchase price of $26.0 and the assumption of $22.3 in debt. McLeod, which had revenues of $118.6 for the twelve months prior to the date of acquisition, is a manufacturer of filtration products for process air, industrial and atmospheric markets. We participate primarily in the petrochemical, power generation, electronics and light manufacturing industries, as well as providing after-market parts and services to these industries. Our products have short lead times and therefore the revenues of this business closely follow the markets in which they participate. This unit competes with Donaldson, Domnick Hunter, American Air, PECO and NAFCO.

Boilers and hydronic products — Weil-McLain, a provider of residential and commercial hydronics products, offers a complete line of gas and oil fired cast iron boilers for space heating in residential and commercial applications and ancillary equipment. Weil-McLain competes primarily with Burnham and DunKirk.

Cooling Technologies and Services

Our Cooling Technologies and Services segment had revenues of $631.7 in the twelve-month period ended December 31, 2003. This segment engineers, manufactures and services cooling products for markets throughout the world. Offering dry, wet and hybrid cooling systems, this business provides a diverse offering of products and services for the power generation, refrigeration, HVAC and industrial markets. Our brand names in this segment include Marley, Balcke, Ceramic, Hamon, Aquatower, Quadraflow, Modulus, NC, Clear Flow and Primus. This business is currently focused on expanding its global reach, including expanding its dry cooling manufacturing capacity in China, as well as increasing cooling tower reconstruction service offerings. In the fourth quarter of 2003, this business completed the acquisition of certain assets from Hamon & Cie for a purchase price of $53.2. The acquisition relates to Hamon’s Global Dry Cooling and NAFTA Wet Cooling business operations, which had revenues of $127.0 in the twelve-month period prior to the acquisition. Competitors of this business include GEA, Baltimore Aircoil, Evapco and numerous regional companies.

Service Solutions

Our Service Solutions segment had revenues of $790.9 for the twelve-month period ended December 31, 2003. The strategy of this segment is to focus on the design, manufacture and marketing of a wide range of specialty service tools, hand-held diagnostic systems and service equipment, inspection gauging systems, and technical and training information, primarily for the franchised vehicle dealer industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors.

The Service Solutions segment consists of three primary units: diagnostic systems and service equipment, specialty tools and technical information and services. The diagnostic systems and service equipment unit, the largest portion of the Service Solutions segment, designs, manufactures and markets hand-held diagnostic systems and service equipment for OEMs, national accounts and independent repair facilities. We sell diagnostic systems under the OTC, Tecnotest and Robinair brand names. These products compete with brands such as Snap-on and ESP. We intend to grow this business by developing new service capabilities and strengthening alliances in hand-held diagnostics. We are the primary global provider of specialty tools for motor vehicle manufacturers’ dealership networks to General Motors, Ford and Daimler Chrysler and the primary domestic provider to Toyota, BMW and Nissan. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle systems design and the number of dealerships, and are not directly correlated to the volume of vehicles produced by the motor vehicle manufacturers. Our technical information and services unit provides customers with integrated service, technical and training information for vehicle OEMs, such as Ford and BMW. This unit also administers dealer equipment programs for OEMs, including General Motors, Daimler Chrysler, Nissan and Hyundai.

JOINT VENTURE

We have one significant joint venture, EGS Electrical Group, LLC, with Emerson Electric Co. in which we hold a 44.5% interest. EGS operates primarily in the United States, Canada and Mexico and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis. We typically receive the majority of our share of this joint venture’s earnings in cash dividends.

INTERNATIONAL OPERATIONS

We are a multinational corporation with operations in over 20 countries. Our international operations are subject to the risks of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments, as well as other risks attendant to the countries in which they are located. Our U.S. export sales were $323.9 in 2003, $305.2 in 2002, and $317.9 in 2001.

See Note 5 to our Consolidated Financial Statements for more information on our international operations.

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

We spent approximately $96.1 on research activities relating to the development and improvement of our products in 2003, $95.5 in 2002 and $81.3 in 2001.

PATENTS/TRADEMARKS

We own over 900 domestic patents, including approximately 104 domestic patents that were issued in 2003, and over 700 foreign patents covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our businesses, we do not consider any single patent or trademark to be of such material importance that its absence would adversely affect our ability to conduct business as presently constituted to a significant extent. We are both a licensor and licensee of patents. For more information, please refer to “Factors That May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RAW MATERIALS

We manufacture many of the components used in our products; however, our strategy includes increasing the amount of components and sub-assemblies that we outsource to other companies. Our increasing dependence on third party suppliers for outsourced products or components subjects us to the risk of customer dissatisfaction with the quality or performance of the products we sell because of supplier failure. In addition, business difficulties experienced by a third party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately our inability to supply products to our customers. We believe that we generally will be able to obtain adequate supplies of major items or appropriate substitutes at reasonable costs.

COMPETITION

Although our businesses are in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all of the same product lines or serve all of the same markets as we do. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovation. These methods vary with the type of product sold. We believe that we can compete effectively on the basis of each of these factors as they apply to the various products offered. See “Segments” above for a discussion of competitors by business.

ENVIRONMENTAL MATTERS

See “Litigation and Environmental Matters” and “Factors That May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13, Commitments and Contingent Liabilities, of our Consolidated Financial Statements for information regarding environmental matters.

EMPLOYMENT

At December 31, 2003, we had approximately 22,200 employees. Eighteen domestic collective bargaining units and various foreign collective labor arrangements cover approximately 3,800 employees. While we generally have experienced satisfactory labor relations at our various locations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

OTHER MATTERS

No customer or group of customers that, to our knowledge, are under common control accounted for more than 10% of our consolidated sales.

Our businesses maintain sufficient levels of working capital to support customer requirements, particularly inventory. Our businesses’ sales and payment terms are generally similar to those of our competitors.

Many of our businesses closely follow changes in the industries and end-markets that they serve. In addition, certain businesses have seasonal fluctuations. Our Technical Products and Systems and Flow Technology segments tend to be stronger during the third and fourth quarters due to the purchasing patterns of customers at these businesses. Our Industrial Products and Services segment is usually strongest in the second quarter due primarily to the seasonal demand for products of the compaction equipment division reported in this segment. Our Service Solutions segment revenues primarily follow program launch timing for diagnostic systems and service equipment, the largest unit in this segment. In aggregate, our businesses generally tend to be stronger in the second half of the year, particularly in the fourth quarter.

Our website address is www.spx.com. Information on our website is not incorporated by reference herein. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

The following is a list of our principal properties, as of December 31, 2003, classified by segment:

	Location	No. of Facilities	Approximate Square Footage
			Owned	Leased
			(in millions)
Technical Products and Systems	12 states and 4 foreign countries	31	1.5	1.1
Industrial Products and Services	12 states and 4 foreign countries	30	3.0	1.5
Flow Technology	7 states and 10 foreign countries	31	2.1	0.6
Cooling Technologies and Services	4 states and 7 foreign countries	15	0.5	2.5
Service Solutions	3 states and 4 foreign countries	13	0.5	0.5

Total		120	7.6	6.2

In addition to manufacturing plants, we lease our corporate office in Charlotte, North Carolina, and various sales and service locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes. Our senior credit facility is secured by substantially all of our and our domestic subsidiaries’ assets (excluding, however, the assets of our interest in our EGS joint venture) including our owned facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt” and Note 11 to our Consolidated Financial Statements for further discussion of our debt agreements.

ITEM 3.  LEGAL PROCEEDINGS

On December 23, 2003, we reached a favorable settlement award in a patent infringement claim by our subsidiary, Imagexpo LLC against Microsoft Corporation. The claim dates back to October 15, 2002, when we filed a claim against Microsoft in the U.S. District Court for the Eastern District of Virginia. As part of the settlement, all claims were dismissed with prejudice and Microsoft was granted an irrevocable, non-exclusive license to the patent. In consideration of the settlement, we received cash proceeds of $60.0 million and recorded a gain of $41.9 million as other income, after taking into consideration related expenses.

See “Litigation and Environmental Matters” and “Factors That May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13, Commitments and Contingent Liabilities, to our Consolidated Financial Statements for further discussion of legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ADDITIONAL ITEM — EXECUTIVE OFFICERS OF REGISTRANT

John B. Blystone, 50, was elected Chairman, President and Chief Executive Officer of SPX in November 1995. Prior to joining SPX, Mr. Blystone held various management positions with General Electric Company.

Jay Caraviello, 43, was elected an officer of the company in February 2003. He serves as President of SPX’s Cooling Technologies and Services business. Mr. Caraviello joined SPX in 1997 as Vice President of U.S. Sales and Service in the Aftermarket Tool and Equipment division. From January 1998 until August 1999, he served as Vice President and General Manager of Automotive Diagnostics. In August 1999, he was named President of Lightnin. He added the additional responsibilities for Bran & Luebbe in May 2001, before being named President of SPX’s Cooling Technologies and Services business in March 2002.

Fredrick J. Florjancic Jr., 57, was elected an officer of the company in June 2001. In May 2001, he joined SPX as President, Specialty Engineered Products. Prior to joining SPX, Mr. Florjancic served as President and CEO of Office Innovations, Inc. From 1995 to 2000 he was Group President and CEO of Brunswick Indoor Recreation Group and was a corporate vice president.

Robert B. Foreman, 46, was elected Vice President, Human Resources in May 1999. Prior to joining SPX, Mr. Foreman served as Vice President, Human Resources at PepsiCo International, based in the Asia Pacific region, where he worked for both the Pepsi and Frito-Lay International businesses from 1992 through April 1999.

William C. Griffiths, 52, was elected an officer of the company in February 2003. Mr. Griffiths has served as President of SPX’s Fluid Systems businesses since joining the company in May 2001 when we acquired United Dominion Industries. From September 1998 to May 2001, he was President of the Fluid Systems Division of United Dominion Industries. He joined United Dominion Industries in July 1994 as President of Waukesha Cherry-Burrell.

Christopher J. Kearney, 48, was elected Vice President, Secretary and General Counsel in February 1997. Mr. Kearney served as Senior Vice President and General Counsel of Grimes Aerospace Company from April 1995 until January 1997.

Lewis M. Kling, 58, was elected an officer of the company in December 1999. In December 1998, Mr. Kling was appointed President, Communications and Technology Systems. From June 1997 through October 1998, he served as President, Dielectric Communications. In January 2004, Mr. Kling retired from the company.

Patrick J. O’Leary, 46, was elected Vice President Finance, Treasurer, and Chief Financial Officer in October 1996. From 1994 through September 1996, he served as Chief Financial Officer and a director at Carlisle Plastics, Inc.

Thomas J. Riordan, 47, has been President of Transportation and Industrial Solutions since 2001. Previously he served as President of Service Solutions since October 1997. From February 1996 through September 1997, he served as President of the OE Tool & Equipment division of the company.

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(All amounts are in millions, except share price and per share information)

Our common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol “SPW.”

Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2003 and 2002.

	High	Low
2003
4th Quarter	$59.16	$43.70
3rd Quarter	51.49	41.07
2nd Quarter	45.40	30.73
1st Quarter	41.40	31.35
2002
4th Quarter	$55.74	$35.90
3rd Quarter	59.22	43.75
2nd Quarter	74.60	54.55
1st Quarter	75.73	51.33

We did not pay cash dividends in 2003 or 2002; however, our Board of Directors has approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date, is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the Board of Directors is expected to consider in determining the actual amount of each quarterly dividend include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility and senior notes indenture, and other factors deemed relevant. Pursuant to the program, on February 25, 2004 our Board of Directors declared a quarterly dividend of $0.25 per common share, payable on April 1, 2004 to shareholders of record on March 11, 2004.

In 2003, we repurchased 7.3 of our common stock on the open market, for total cash consideration of $315.4. We have not repurchased any shares since December 31, 2003. The covenants of our senior credit facility, as well as the indenture relating to our senior notes, contain certain restrictions on the payment of dividends and the repurchase of our common stock. Under the most restrictive covenant, which is presently in our senior note indenture, our available capacity to make restricted payments, which includes paying cash dividends or repurchasing our stock, is $58.0 at December 31, 2003. See the respective sections in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Note 11 to our Consolidated Financial Statements for more information on these restrictions under our credit facility and senior notes.

The approximate number of shareholders of record of our common stock as of December 31, 2003 was 5,339.

ITEM 6.  SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	2003	2002	2001	2000	1999
	(In millions, except per share amounts)
Summary of Operations (1)
Revenues	$5,081.5	$4,822.3	$3,853.4	$2,445.3	$2,511.7
Operating income (2)	531.7	609.8	453.3	255.4	293.9
Other income (expense), net (3)	47.8	(2.0)	(10.0)	23.6	47.7
Equity earnings in joint ventures	34.3	36.6	35.0	34.3	34.7
Interest expense, net	(197.6)	(170.0)	(133.7)	(110.3)	(126.7)

Income from continuing operations before income taxes	416.2	474.4	344.6	203.0	249.6
Provision for income taxes	(151.6)	(185.5)	(154.7)	(83.1)	(160.7)

Income from continuing operations before a change in accounting principle	264.6	288.9	189.9	119.9	88.9
Income (loss) from discontinued operations, net of tax (4)	(28.6)	(12.9)	(16.9)	69.6	12.6
Change in accounting principle(5)	—	(148.6)	—	—	—

Net income	$236.0	$127.4	$173.0	$189.5	$101.5

Basic earnings (loss) per share of common stock:
Income from continuing operations before change in accounting principle	$3.44	$3.55	$2.61	$1.95	$1.43
Income (loss) from discontinued operations	(0.37)	(0.16)	(0.23)	1.13	0.22
Change in accounting principle	—	(1.83)	—	—	—

Net income per share	$3.07	$1.56	$2.38	$3.08	$1.65
Diluted earnings (loss) per share of common stock:
Income from continuing operations before change in accounting principle	$3.41	$3.48	$2.56	$1.89	$1.42
Income (loss) from discontinued operations	(0.37)	(0.15)	(0.23)	1.09	0.21
Change in accounting principle	—	(1.79)	—	—	—

Net income per share	$3.04	$1.54	$2.33	$2.98	$1.63
Weighted average number of common shares outstanding:
Basic	76.8	81.4	72.6	61.6	61.5
Diluted	77.7	83.0	74.1	63.5	62.1
Other Financial Data:
Total assets	$7,625.0	$7,091.5	$7,080.1	$3,164.6	$2,846.0
Total debt	2,642.9	2,713.2	2,611.2	1,289.9	1,110.6
Other long-term obligations	1,494.9	1,315.6	1,326.1	556.6	518.3
Shareholders’ equity	2,067.2	1,692.4	1,715.3	608.2	552.3
Capital expenditures	70.0	88.5	136.9	118.1	96.5
Depreciation and amortization	123.6	120.8	149.4	94.0	95.8

(1)	On May 24, 2001, we completed the acquisition of UDI in an all-stock acquisition. See Note 4 to our Consolidated Financial Statements for further discussion on our acquisitions.

(2)	In 2003, we recorded $60.4 of special charges associated primarily with the restructuring initiatives to consolidate manufacturing facilities, rationalize certain product lines and asset impairments.

In 2002, we recorded $94.4 of special and other charges, of which $12.6 was recorded in cost of products sold, associated primarily with the restructuring initiatives to consolidate manufacturing facilities, rationalize certain product lines and asset impairments.

In 2001, we recorded $69.1 of special and other charges, of which $8.6 was recorded in cost of products sold, associated primarily with the restructuring initiatives to consolidate manufacturing facilities, rationalize certain product lines and asset impairments, as well as costs associated with the relocation of our corporate offices to Charlotte, North Carolina.

In 2001, we recorded a $15.6 net gain related primarily to an arbitration award from Snap-on Incorporated. See Note 13 to our Consolidated Financial Statements for further discussion.

In 2000, we recorded special and other charges of $93.7, of which $12.3 was recorded in cost of products sold, associated primarily with restructuring initiatives to consolidate manufacturing facilities, rationalize certain product lines and asset impairments.

In 1999, we recorded special and other charges of $27.8, associated with restructuring actions initiated throughout the businesses.

(3)	In 2003, we recorded a $41.9 net gain on the favorable settlement of a patent infringement suit against Microsoft Corporation.

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

(4)	On May 5, 2003, we completed the sale of Inrange, and reclassified the results as discontinued operations for all periods presented.

(5)	In 2002, we recorded a charge of $148.6 for a change in accounting principle as a result of adopting the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.”

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

We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. In addition, our estimates of future operating results are based on our current complement of businesses, which is constantly subject to change as we implement our “grow, fix or sell” strategy.

EXECUTIVE OVERVIEW

We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential. We are a global provider of technical products and systems, industrial products and services, flow technology, cooling technologies and services and service solutions. We offer a diverse collection of products, which include fire detection and building life-safety products, TV and radio broadcast antennas and towers, life science products and services, power transformers, compaction equipment, high-tech die castings, dock products and systems, cooling towers, air filtration products, valves, back-flow prevention and fluid handling equipment, and metering and mixing solutions. Our products and services also include specialty service tools, diagnostic systems, service equipment and technical information services. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

We are a multinational corporation with operations in over 20 countries and approximately 22,200 employees worldwide. Our strategy is to create market advantages through technology, service and product leadership by expanding our market focus to offer full customer solutions and by building critical mass through strategic “bolt-on” acquisitions. Our business strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication.

The Value Improvement Process® is our core competence, and it continues to provide the framework for operating our businesses. As part of our process, we continually review our platforms and selected markets under a grow, fix or sell framework. We regularly review and negotiate potential acquisitions and divestitures in the ordinary course of business, some of which are or may be material, and have completed numerous acquisitions and divestitures over the last several years. All of our decisions regarding acquisitions and divestitures are based on an economic cash flow model. We may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria are met. We also consider business divestitures when we believe the business has a better strategic fit with another company that increases the overall cash flow returns to our investors. On May 24, 2001, we completed the acquisition of United Dominion Industries, or UDI, for approximately $1,951.0. UDI, which had sales of $2,366.2 for the twelve months ended December 31, 2000, manufactured products including: electrical test and measurement solutions; cable and pipe locating devices; laboratory testing chambers; industrial ovens; electrodynamic shakers; air filtration and dehydration equipment; material handling devices; electric resistance heaters; soil, asphalt and landfill compactors; specialty farm machinery; pumps; valves; cooling towers; boilers; leak detection equipment; and aerospace components. Excluding UDI, over the last three years we have invested $963.3 in 39 bolt-on acquisitions including $244.0 in 2003 for fourteen acquisitions. Although we may make acquisitions in each of our segments, over the last three years the majority of these transactions have been completed in our Technical Products and Systems, Cooling Technologies and Services and Flow Technology segments. In the last three years we have realized proceeds from assets sales and business divestitures of $546.5, including $262.7 in 2003. Our primary divestitures in 2003 were the sale of our Inrange Technologies Corporation (“Inrange”) subsidiary in May and the sale of our 20% interest in the Assa Abloy door joint venture in July.

In the first quarter of 2003, as part of our ongoing strategic review process, we evaluated several alternatives for our Inrange subsidiary, part of our Technical Products and Systems segment, and concluded that it was a better strategic fit with another company. Therefore, on May 5, 2003, we completed the sale of our ownership of the outstanding shares of Inrange to Computer Network Technology Corporation (“CNT”). Our portion of the cash proceeds was $148.5, after a $24.5 settlement of an inter-company note payable by us to Inrange. See Note 4 of our Consolidated Financial Statements for more information on acquisitions and divestitures.

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

We incur special charges as a result of executing our strategy to rationalize and consolidate manufacturing capacity, better serve customer demand, fix or discontinue operations, integrate acquisition capacity and build flexible cost structures through outsourcing initiatives. In 2003, 2002 and 2001, we have recorded special charges of $60.4, $81.8 and $60.5, respectively. These charges can vary significantly from period to period, and as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of restructuring actions.

In 2003, we continued to focus on stable long-term liquidity and aligning our capital structure so that we are well positioned to meet the needs of our business and take advantage of our growth opportunities. We were recognized for our success in accomplishing these objectives with Standard & Poors credit rating agency upgrading our Senior Credit Facility rating to investment grade BBB- in the first quarter of 2003.

Performance highlights related to our liquidity and capital resources for 2003 include the following:

•	We realized net cash from continuing operations of $616.4, a 36.5% increase from $451.6 in 2002.

•	Working capital provided an aggregate cash inflow of $31.5, including $30.6 from non-recourse sales of certain trade receivables, as compared to a working capital investment of $155.7 in 2002. We also received $60.0 in connection with the Microsoft settlement in 2003.

•	We realized cash flows of $262.7 from asset and business sales including primarily the sale of Inrange and our 20% interest in our Assa Abloy door joint venture.

•	We repaid $459.5 under existing debt agreements, issued $300.0 in new eight-year, non-callable bonds at 6.25%, and repurchased $315.4 of our common stock and invested $244.0, net of cash acquired, in fourteen strategic bolt-on acquisitions.

•	We ended 2003 with cash and equivalents of $721.6 compared to $541.3 at the end of 2002 and had no borrowings on our revolver at December 31, 2003 or 2002.

In December 2003, we announced the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date, is subject to the discretion of the Board, and the target dividend level may be adjusted during the year at the discretion of the Board. Pursuant to the program, on February 25, 2004 our Board of Directors declared a quarterly dividend of $0.25 per common share, payable on April 1, 2004 to shareholders of record on March 11, 2004.

We continue to expand our customer offerings globally, increase our sourcing outside the U.S., and grow our operations overseas through partnerships and attractive, strategic bolt-on acquisitions. We will continue our strategy of developing technology based growth, building flexible cost structures and supplying full solutions by developing complementary products and value-added services for our customers.

Business Segment Information

In 2003, our cooling technologies business exceeded ten percent of total segment revenue. As a result, and in accordance with SFAS No. 131, we have begun reporting the results of cooling technologies and services as a separate reportable business segment. As required by SFAS No. 131, the determination of the ten percent threshold should be evaluated in connection with future prospects and not necessarily on the current indicators only. Based on current forecasts, including the acquisition of Hamon Cie Global Dry and NAFTA Wet Cooling Businesses in December 2003, we believe the cooling technologies business will continue to exceed the ten percent threshold criteria established by SFAS No. 131. All prior periods presented have been restated to separate Cooling Technologies and Services from our Flow Technology segment. For more information on the results of our segments see Note 5 of our Consolidated Financial Statements.

Technical Products and Systems

Our Technical Products and Systems segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions. This segment includes operating units that design, manufacture and market laboratory and life science products and services, security and integrated building life-safety systems and services, broadcast and communications systems, and electrical test and measurement solutions.

Industrial Products and Services

The strategy of our Industrial Products and Services segment is to provide “Productivity Solutions for Industry.” This segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment. This segment includes operating units that design, manufacture and market power systems, compaction equipment, engineered components and subsystems, dock products and systems and heat and ventilation products.

Flow Technology

Our Flow Technology segment designs, manufactures and markets solutions and products that are used to process or transport fluids, as well as solutions and products used in heat transfer applications and air flow treatment systems. This segment includes operating units that design and manufacture cooling process and fluid handling equipment and boilers and hydronic products.

Cooling Technologies and Services

Our Cooling Technologies and Services segment designs, manufactures and services cooling products for markets throughout the world. Offering both dry and wet cooling systems, this segment provides a diverse offering of products for power generation, refrigeration, heating, ventilation and air conditioning and industrial markets. This business is currently focused on expanding its global reach in service and large cooling tower reconstruction, and on further expanding its dry cooling manufacturing in China.

Service Solutions

Our Service Solutions segment consists of three primary units: diagnostic systems and service equipment; specialty tools; and technical information and services. The strategy of this segment is to focus on the design, manufacture and marketing of a wide range of specialty service tools, hand-held diagnostic systems and service equipment, inspection gauging systems, and technical and training information, primarily for the franchised vehicle dealer industry in North America and Europe. We intend to grow this business by developing new service capabilities and strengthening alliances in hand-held diagnostics. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors.

Joint Venture

We have one significant joint venture, EGS Electrical Group, LLC, with Emerson Electric Co. in which we hold a 44.5% interest. EGS operates primarily in the United States, Canada and Mexico and is engaged in the manufacture of electrical fittings, hazardous location lighting, and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis. We typically receive the majority of our share of this joint venture’s earnings in cash dividends.

Seasonality, Competition and Trends

Many of our businesses closely follow changes in the industries and end-markets that they serve. In addition, certain businesses have seasonal fluctuations. Our Technical Products and Systems and Flow Technology segments tend to be stronger during the third and fourth quarters due to the purchasing patterns of customers at these businesses. Our Industrial Products and Services segment is usually strongest in the second quarter due primarily to the seasonal demand for products of the compaction equipment division reported in this segment. Demand for products in our Cooling Technologies and Services segment is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Our Service Solutions segment revenues primarily follow program launch timing for diagnostic systems and service equipment, the largest unit in this segment. In aggregate, our businesses generally tend to be stronger in the second half of the year, particularly in the fourth quarter.

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

In 2003, we reported revenues of $5,081.5 compared to $4,822.3 in 2002, an increase of 5.4%. Organic revenues, which are revenues excluding acquisitions or dispositions, declined approximately 1.9% in 2003 compared to 2002. The decline in organic revenues was a result of many factors including, but not limited to: global economic conditions, particularly conditions in U.S. industrial markets; the negative impact of volume and pricing dynamics at our power systems businesses, due to reduced demand in U.S. capital spending for power transmission; and lower volumes in our broadcast communication systems and services business, due to regulatory delays in the introduction of HDTV broadcast antennas in the U.S. market. Partially offsetting the decline was strong organic growth at our Cooling Technologies and Services and Service Solutions segments.

Approximately 31.6% of our revenues were generated from non-U.S. countries in 2003. Accordingly, we are subject to the translation impact of changes in the U.S. Dollar relative to other global currencies. The primary foreign currencies where we do business are the Euro, Sterling and Canadian Dollar. In 2003, favorable currency translation is estimated to have increased reported revenues by approximately 3.8%.

The following table highlights our primary platforms’ 2003 performance in the markets they serve, including the impact of currency translation, and our expectations for 2004 based on information available at the time of this report. We define forecasted trends as follows: ‘Growth’ — Future end market performance is expected to be above the prior year; ‘Flat’ — Future end market performance is expected to be flat compared to the prior year; ‘Decline’ — Future end market performance is expected to be below the prior year.

Primary platforms that experienced organic revenue growth for the year are summarized below.

Segment	Platform	2004 Annual Forecasted Trend	Comments
Technical Products and Systems	Security and integrated building life-safety systems	Growth	Organic revenues for this platform increased low single digits. Organic revenues for our building life safety business, Edwards Systems Technology, increased mid single digits as new product introductions, market share gains and growth in Europe offset softness in U.S. non-residential building construction. Organic revenues at our security protection business declined nearly 20%. This decline was due primarily to a reduction in domestic security spending from the levels experienced for the period immediately following September 11, 2001. We expect growth in the end markets for this platform in 2004 from the increased demand for high-end fire detection products, new product introductions and improved demand for global government security services.

Industrial Products and Services	Compaction equipment	Flat	This platform reported organic revenue growth of 11.4% due primarily to the favorable translation impact of the strength of the Euro relative to the U.S. Dollar and market share gains in Asia. These favorable trends have offset softness in the road construction markets and pricing pressures due to the strong Euro. We expect these trends to continue in 2004. This platform is highly seasonal by quarter, with the second quarter being the highest revenue period in the year.

Cooling Technologies and Services	Cooling, thermal and resource management systems, products, reconstruction and services.	Growth	Organic revenue growth of 13.1% was experienced in 2003. Soft demand in the U.S. power market was offset by the global demand for large construction cooling technology products and reconstruction services. We expect that the growth trend will continue in 2004 at a more moderate level than the prior year.

Service Solutions	Specialty tools and technical information and services	Flat	Organic revenues increased high single digits compared to the prior year. The primary demand for products in this platform is driven by new vehicle model introductions, new vehicle technology, such as integrated electronics, and regulatory changes. Lower demand for OEM dealer tools in 2004 is expected to be offset by stronger aftermarket tool sales, service offerings and new product introductions.

Primary platforms that experienced organic revenue declines for the year are summarized below.

Segment	Platform	2004 Annual Forecasted Trend	Comments
Technical Products and Systems	Broadcast and communication systems and services	Decline	Organic revenues decreased 23.5% in 2003. Extensions granted by the FCC have caused delays in the HDTV roll out. The timing associated with the delays in the HDTV roll out remain uncertain as regulatory decisions and legislative actions are pending in this market with respect to broadcast customers. This platform has been positioned to provide turnkey systems to the broadcast market and, while there is still uncertainty regarding the timing of the HDTV roll out in 2004 our favorable long-term view of this market remains unchanged.

	Laboratory and life science products	Growth	Organic revenues were down slightly, with future organic revenue growth expected for this unit. Kendro, the primary business in this platform, experienced flat organic revenues. We expect capital spending demand in the laboratory and life science markets to be supplemented with new repository business, as well as with continued demand for bio-preparation, processing and storage equipment and new product introductions.

Industrial Products and Services	Power systems	Flat	Power generation end markets continue to experience reduced demand and pricing pressures. Accordingly, our power systems unit experienced a sharp decline in revenues with organic revenues declining approximately 45%. The impact of lower product revenues, market pricing and the delay of certain engineering, service and construction contracts significantly reduced profits. Based on current information, we believe that volumes and pricing have stabilized.

	Specialty engineered products	Flat	This platform experienced low single digit revenue decline. Increased demand for aerospace defense components was offset by declines in filtration products, material handling dock loading applications, high-integrity castings, heating and ventilation products and hydraulic power tools. The demand for car and light truck vehicles in the U.S. strongly influences the demand for filtration and high-integrity casting products included in this platform. We expect 2004 organic revenues for this platform to remain consistent with historical levels.

Flow Technology	Fluid systems	Flat	This platform experienced low single digit organic decline as demand for boilers and hydronic products offset lower revenues for valves, process equipment and air filtration products. We expect cyclical demand for short-cycle products in power, chemical and mineral processing and industrial markets to remain soft through 2004.

ACCOUNTING POLICIES AND USE OF ESTIMATES

Revenue Recognition

We recognize revenues from product sales upon shipment to the customer, except for revenues from service contracts and long-term maintenance arrangements, which are deferred and recognized on a straight line basis over the agreement period, and revenues from certain construction and installation contracts, which are recognized using the percentage-of-completion method of accounting. Under the percentage-of-completion method, revenue is recognized based on effort or costs incurred to date as compared to total estimated effort or cost of the total contract. We realize profit at the time revenue is recognized based on our estimates as to the project status and the costs remaining to complete a particular project. These estimates and actual experience may vary based on design changes, engineering change orders, cost over or under runs and other related events. In 2003, we recognized approximately $473.0 of revenue under the percentage-of-completion method.

Certain sales to distributors made with return rights and/or price protection features are recognized upon shipment to the customer. Expected returns under these agreements are approximately 0.1% of total revenues, can be reasonably estimated and are accrued for at the time of sale, and either a restocking charge is assessed on a return (up to 25% of sales price), or the customer must issue a replacement order before the return is authorized. Amounts billed for shipping and handling are included in revenue. In addition, costs incurred for shipping and handling are recorded in cost of products sold and not netted against amounts billed.

Employee Benefit Plans

We have defined benefit pension plans that cover a significant portion of our salaried and hourly paid employees, including certain employees in foreign countries. Beginning in January 2001, we discontinued providing pension benefits generally to newly hired employees. In addition, we no longer provide service credits to certain active participants. Of the U.S. employees covered by a defined account benefit pension and actively accruing a benefit, most are covered by an account balance plan or are part of a collectively bargained plan.

We have domestic postretirement plans that provide health and life insurance benefits for certain retirees and their dependents. Some of these plans require retiree contributions at varying rates. Not all retirees are eligible to receive these benefits, with eligibility governed by the plan(s) in effect at a particular location. Effective January 1, 2003, we implemented a uniform plan design for certain non-union employees retiring after January 1, 2003. Also effective January 1, 2003, we implemented a 10% minimum employee contribution for all current, non-union retirees. Certain of our non-North American subsidiaries have similar plans for retirees. Our obligations for such plans are not material and are not included in this disclosure.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 “the Act”, was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide prescription drug benefits that is at least actuarially equivalent to the Medicare benefit offered under the Act. In January 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (FSP) SFAS No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In accordance with FSP SFAS No. 106-1, we have elected to defer accounting for the effects of the Act as specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. As a result, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in these financial statements do not reflect the effects of the Act on our plans. Based on certain provisions of our current postretirement plans, we believe we will be eligible to receive economic benefit from the Act, however we are currently not able to quantify an amount.

We recorded net pension income of $4.9 in 2003, $26.9 in 2002 and $38.2 in 2001. The calculation of pension benefit income uses an expected rate of return on plan assets. The difference between the estimated return and the actual return is treated as an unrecognized gain or loss, and this amount is amortized into the calculation of pension results in future periods. The aggregate unrecognized loss position of our pension plans was $426.2 and $443.1 at December 31, 2003 and December 31, 2002, respectively. The unrecognized loss position of our plans was favorably impacted in 2003 by the actual returns of plans assets, which exceeded our assumed returns. However, historic lows in long-term interest rates required a decrease in our discount rate assumption, which had a negative impact on the unrecognized loss position. Future net pension income or expense is dependent upon many factors, including level of employee participation in the plans, plan amendments, actuarial assumptions and the changes in market value of the plans’ assets, which, in turn, depends on a variety of economic conditions. Accordingly, there can be no assurance that future periods will include similar amounts of net pension income. Based on an assumed expected long-term rate of return on assets of 8.5% for 2004 and our current unrecognized loss position, we expect net pension income to decrease by approximately $21.0 in 2004.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The funded status of our pension plans as of December 31, 2003 has improved since December 31, 2002 as a result of the recent improvement in the performance of the U.S. financial markets. However, our funded status continues to be negatively impacted by the sustained historic lows in long-term interest rates. Our German and other non-funded pension plans account for $144.7 of the current underfunded status, as these plans are typically not funded, in accordance with local regulations. The underfunded status of our primary domestic pension plans did not have any impact on required cash contributions in 2003.

We fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. We did not make any contributions to our primary domestic plans in 2003. In 2004, we do not expect to make any payments to our primary domestic pension plans.

An additional minimum pension liability adjustment is required when the accumulated benefit obligation of a plan exceeds plan assets and accrued pension liabilities. This adjustment also requires the elimination of any previously recorded prepaid pension asset. The minimum liability adjustment, less allowable intangible assets, is reported as a component of accumulated other comprehensive income. However, in a year in which the plan assets exceed the accumulated benefit obligation of the plan, any pension adjustments previously recorded as a component of other accumulated other comprehensive income are removed and any net prepaid pension asset is restored. As a result of the improved funded status of our pension plan for reasons described above, we were required to record a prepaid asset at December 31, 2003. This adjustment required the elimination of a portion of the minimum pension liability recorded as a result of the under-funded position at December 31, 2002. We recorded this non-cash, non-income statement adjustment, net of tax, as a component of accumulated other comprehensive income in the Consolidated Statement of Shareholders’ Equity. The total pension adjustment amount recorded to the accumulated other comprehensive income account at December 31, 2003 was $164.1, net of tax.

Actuarial assumptions used in accounting for our pension plans are as follows:

	Year Ended December 31,
	2003	2002	2001
Weighted average actuarial assumptions used in determining net periodic pension income:
Discount rate	6.67%	7.17%	7.75%
Rate of increase in compensation levels	4.42%	4.46%	5.00%
Expected long-term rate of return on assets — domestic pension plans	8.50%	9.50%	10.00%
Expected long-term rate of return on assets — foreign pension plans	8.50%	8.50%	8.50%
Weighted average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	6.18%	6.67%	7.17%
Rate of increase in compensation levels	4.64%	4.42%	4.46%

It is our policy to review the pension assumptions annually. Pension benefit income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (1) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans; (2) The discount rate is set based on the yield of high quality fixed income investments expected to be available in the future when pension benefits are paid (high quality fixed income investments are commonly defined as fixed income investments with at least a Moody’s AA credit rating); and (3) The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, management also considers advice from independent actuaries. A benchmark study completed by our independent actuaries has shown that our choice of assumptions is comparable to other organizations with a measurement date of December 31, 2003. A one-percentage point increase or decrease to the 2003 assumed expected long-term rate of return of our primary domestic pension plans would have a $11.4 relative effect on 2003 net pension income. The expected long-term rate of return assumption for the 2004 pension benefit income calculation is expected to be approximately 8.5%.

Special and Other Charges

As part of our business strategy, we right-size and consolidate operations to drive results. Additionally, due to our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. As a result, we recorded charges of $60.4 in 2003, $81.8 in 2002 and $60.5 in 2001. These special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce our work force, rationalize certain product lines and recognize asset and goodwill impairments. Additionally, we recorded other charges to cost of products sold of $12.6 in 2002 and $8.6 in 2001, primarily for discontinued product lines and other product changes associated with restructuring initiatives.

The purpose of our restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency. We believe that we will achieve operating cost reductions in 2004 and beyond through reduced employee and manufacturing costs and other facility overhead. The estimated period in which we realize savings on our restructuring actions is on average approximately twelve months from the date of completion. For restructuring actions announced in 2003, we estimate that cost savings in the twelve months following the date of completion will be approximately $61.5 to $71.5. Estimated cost savings will be realized in cost of products sold and selling, general and administrative expenses.

We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, including definite lived intangible assets, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. We also continually review whether triggering events have occurred during the year and annually test for impairment to determine whether the carrying value exceeds the implied fair value of indefinite lived intangibles.

If events and circumstances indicate that the long-lived assets, including intangible assets subject to amortization and indefinite lived intangibles should be reviewed for possible impairment, we use projections to assess whether future cash flows or operating income (before amortization) on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets to determine if a write-down is appropriate. If impairment is identified, a loss is recorded to the extent that the carrying value of the impaired assets exceeds their fair value.

These special and other charges can vary significantly from period to period and as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of restructuring actions. See Note 6 to our Consolidated Financial Statements for further discussion on our special and other charges.

Stock Based Compensation

We have a stock based compensation plan, including stock options, restricted stock and restricted stock unit awards. We account for our stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, except for restricted stock and restricted stock unit awards, we do not recognize any compensation expense. We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” Refer to Note 1 of our Consolidated Financial Statements for the disclosure information required under SFAS No. 148.

Restricted stock or restricted stock units may be granted to certain eligible employees in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and units vest ratably over three years. Upon vesting, the units are converted into shares of our common stock and are free of any restrictions.

In December 2003, the Compensation Committee of the Board of Directors announced its intention to issue restricted stock and restricted stock units in lieu of stock options for stock-based employee compensation to all employees commencing with grants in the first quarter of 2004. Accordingly, under APB Opinion No. 25 these awards to employees are required to be expensed over the vesting period. Non-cash compensation expense associated with restricted stock awards was $5.4 in 2003 and is estimated to be approximately $25.0 in 2004. Assuming the same level of restricted stock and restricted stock unit grants in 2005 and 2006 at the same stock price, we would record an incremental non-cash compensation expense of approximately $20.0 in each year, or a total non-cash compensation expense of approximately $45.0 and $65.0 in 2005 and 2006, respectively, as these grants vest over a three-year period.

Litigation and Environmental Matters

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware currently or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with our acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

In our opinion, these matters are either without merit or are of a kind that should not have a material adverse effect individually or in the aggregate on our financial position, results of operations or cash flows. However, we cannot assure you that recoveries from insurance or indemnification claims will be available or that any of these claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows.

It is our policy to comply fully with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third-party waste disposal sites. We accrue an estimate of loss, including expenses, from legal actions or claims when events exist that make the loss or expenses probable and we can reasonably estimate them. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, potentially responsible third parties, and regulatory agencies at third party offsite disposal locations. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, a difference in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals, we do not discount environmental or other legal accruals and do not reduce them by anticipated insurance recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

While we believe that our accruals related to environmental, litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate, we cannot assure you that will be the case.

Financial Instruments

We use interest rate swaps to manage our exposures to fluctuating interest rate risk on our variable rate debt portfolio. We use interest rate swaps as cash flow hedges to reduce the risk of fluctuating interest rates by fixing a known cash flow that will be expended at future dates for the payment of interest. We do not enter into financial instruments for speculative or trading purposes.

We report derivative financial instruments in our consolidated financial statements at fair value. We record changes in the fair value of derivatives each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction and on the type of hedge transaction. We reclassify gains or losses on derivative instruments reported in other comprehensive income to earnings in the period in which earnings are affected by the underlying hedged item, and we recognize the ineffective portion of hedges in earnings in the current period. This can result in additional volatility in reported earnings, other comprehensive income and accumulated other comprehensive income.

On the date a derivative contract is entered into, a qualifying derivative is designated as either (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

We document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We record the fair values of derivative financial instruments in our balance sheets in other assets or other liabilities. We also assess, both at inception and quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item.

We record the effective portion of the changes in the fair value of our interest rate swaps, which are designated as cash flow hedges, in accumulated other comprehensive income, net of tax. Ineffectiveness is recorded as a component of interest expense. Changes in fair value are assessed quarterly based on dealer quotes.

Income Taxes

We record our annual income taxes based on the requirements of SFAS No. 109, “Accounting for Income Taxes”, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. We believe there is a risk that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance decreased by $0.8 in 2003 and increased by $22.3 in 2002.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. Since these deductions can vary from year to year, the amount of income taxes paid in future years may be greater than amounts paid in 2003, 2002 and 2001.

Undistributed earnings of our foreign subsidiaries amounted to approximately $478.8 at December 31, 2003. A deferred tax estimate of $54.9 has been provided for the foreign earnings of certain subsidiaries. With the exception of these subsidiaries, the remaining foreign earnings are considered indefinitely reinvested. Accordingly, we have made no provision for U.S. federal and state income taxes or foreign withholding taxes. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability. Non-U.S. withholding taxes of approximately $22.6 would be payable upon remittance of all previously unremitted earnings as of December 31, 2003.

Acquisitions

We account for all business acquisitions using the purchase method of accounting and, accordingly, our statements of consolidated income include the results of each acquired business since the date of acquisition. We record the assets acquired and liabilities assumed at estimates of fair value, as determined by management based on information available. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

As a result of acquisitions, we incur integration expenses for the incremental costs to exit and consolidate activities at the acquired companies’ locations, to terminate employees, and other costs of integrating operating locations and other activities of the acquired companies with our operations. United States generally accepted accounting principles, or GAAP, requires us to reflect these acquisition integration expenses, to the extent that they are not associated with the generation of future revenues and have no future economic benefit, as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require us to record acquisition integration expenses associated with integrating our existing operations into acquired company locations as period expenses. These expenses are recorded as special charges and are discussed earlier in this section.

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

Use of Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions. We also consider information from third party evaluations with respect to certain assumptions used in establishing our estimates. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in our Consolidated Financial Statements and related Notes.

Listed below are the significant estimates and assumptions used in the preparation of our financial statements. Certain other estimates and assumptions are further explained elsewhere in this section or in our Notes to Consolidated Financial Statements. The following should be read in conjunction with our Consolidated Financial Statements and the related Notes.

Allowance for Doubtful Accounts — We estimate losses for uncollectable accounts based on the aging of our accounts receivable and our evaluation of the likelihood of success in collecting the receivable.

Impairment of Long-Lived Assets and Intangibles Subject to Amortization — We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets to determine if a write-down is appropriate. Should impairment be identified, a loss is reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar cash flow projections on a discounted basis.

In determining the estimated useful lives of definite lived intangibles, we consider the nature, competitive position, life cycle position and historical and expected future operating cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection.

Goodwill and Indefinite Lived Intangible Assets — We test goodwill and indefinite lived intangible assets for impairment at least annually to determine whether the carrying value of goodwill and indefinite lived intangible assets exceeds their implied fair value. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units were based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Based on the results of the impairment testing performed, no impairment of goodwill or indefinite lived intangibles existed as of December 31, 2003. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. Accordingly, we monitor impairment indicators across our industries and markets including, but not limited to, the power transmission, industrial tools, broadcast, telecommunications and warehouse construction markets. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known.

Accrued Liabilities — We make estimates and judgments in establishing accruals as required under GAAP, including the following:

•	Legal — It is our policy to accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the losses or expenses probable and they can be reasonably estimated.

•	Environmental Remediation Costs — We expense costs incurred to investigate and remediate environmental issues unless they extend the economic useful life of related assets. We record liabilities and report expenses when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. We do not discount environmental obligations or reduce them by anticipated insurance recoveries.

•	Self-Insurance — We are primarily self-insured for workers’ compensation, automobile, product and general liability costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover liability costs in excess of predetermined amounts.

•	Warranty — In the normal course of business we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. In addition, due to the seasonal fluctuations at certain of our businesses, the timing of warranty provisions and the usage of warranty accruals can vary period to period. We make adjustments to initial obligations for warranties as changes in the obligations become reasonably estimable.

RESULTS OF OPERATIONS

Consolidated Reported Results

	2003	2002	2001
Revenues	$5,081.5	$4,822.3	$3,853.4
Gross margin	1,533.9	1,565.2	1,247.9
% of revenues	30.2%	32.5%	32.4%
Selling, general and administrative expense	931.3	866.3	672.3
% of revenues	18.3%	18.0%	17.4%
Goodwill and intangible amortization	10.5	7.3	61.8
Special charges	60.4	81.8	60.5

Operating income	531.7	609.8	453.3
Other income (expense), net	47.8	(2.0)	(10.0)
Equity earnings in joint ventures	34.3	36.6	35.0
Interest expense, net	(197.6)	(170.0)	(133.7)

Income before income taxes	416.2	474.4	344.6
Provision for income taxes	(151.6)	(185.5)	(154.7)

Income from continuing operations before change in accounting principle	264.6	288.9	189.9

Loss from discontinued operations, net of tax	(28.6)	(12.9)	(16.9)
Change in accounting principle	—	(148.6)	—

Net income	$236.0	$127.4	$173.0

Capital expenditures	$70.0	$88.5	$136.9
Depreciation and amortization	123.6	120.8	149.4

On May 24, 2001, we completed the acquisition of UDI. UDI manufactured proprietary engineered and flow technology products primarily for industrial and commercial markets worldwide. UDI is included in our financial statements beginning May 25, 2001. Accordingly, the acquisition of UDI significantly impacts the results of operations in 2002, which include the results of UDI for the entire period, including cost reductions associated with the integration of the UDI businesses, whereas 2001 includes the results of UDI for a partial year beginning on May 25, 2001.

In addition to the acquisition of UDI, during 2001 we completed twelve acquisitions for an aggregate purchase price of $484.0, net of cash acquired. In the aggregate, based on information provided by the sellers, the acquired companies had revenues in the twelve months prior to their respective dates of acquisition of $260.8 in Technical Products and Systems, $70.1 in Industrial Products and Services, and $56.8 in Flow Technology. During 2002, we completed thirteen acquisitions for an aggregate purchase price of $249.7, including common stock issued and excluding cash acquired and amounts held in escrow that are to be paid in future years. In the aggregate, based on information provided by the sellers, the companies had revenues in their twelve months prior to their respective dates of acquisition of $161.2 in Technical Products and Systems, $9.6 in Industrial Products and Services, $54.5 in Flow Technology, $261.0 in Cooling Technologies and Services, and $4.8 in Service Solutions. During 2003, we completed fourteen acquisitions for an aggregate purchase price of $244.0, net of cash acquired. In the aggregate, based on information provided by the sellers, the companies had revenues in the twelve months prior to the respective dates of acquisition of $146.3 in Technical Products and Systems, $34.9 in Industrial Products and Services, $64.2 in Flow Technology, $147.0 in Cooling Technologies and Services, and $10.0 in Service Solutions. These acquisitions are not material individually or in the aggregate. For further discussion on acquisitions and divestitures, see Note 4 to our Consolidated Financial Statements.

Consolidated Results of Operations: 2003 Compared to 2002

Revenues — Revenues of $5,081.5 increased by $259.2, or 5.4%, from $4,822.3 in 2002. By segment, revenues increased by 12.4% in the Technical Products and Systems segment, 3.5% in the Flow Technology segment, 44.6% in the Cooling Technologies and Services segment and 9.9% in the Service Solutions segment, and decreased 11.1% in the Industrial Products and Systems segment. The overall increase in revenues was due primarily to bolt-on acquisitions completed in 2002 and 2003. Consolidated organic revenues, including the impact of currency translation, declined 1.9%. Excluding the impact of currency translation, organic revenues declined 5.7%. The primary platforms that experienced organic revenue growth in 2003, including the impact of currency translation, compared to 2002 were our Service Solutions and Cooling Technologies and Services segments, our security and integrated building life-safety systems platform in our Technical Products and Systems segment, and our compaction equipment platform in our Industrial Products and Services segment. The primary platforms that experienced organic revenue declines included our power systems and services platform, which affected the Industrial Products and Services segment, our broadcast and communications systems platform in our Technical Products and Systems segment and our fluid systems platform in the Flow Technology Segment.

Gross margin — In 2003, gross profit margins were 30.2% compared to 32.5% in 2002. The decrease was due primarily to global competition and pricing pressures, particularly at our power systems business, acquisitions completed in 2002 and the first half of 2003, of companies that have historically lower margins than our existing businesses, and reduced demand for high margin products and services at our broadcast and communication systems and services platform and security and investigations business. In addition, pricing pressures impacted operating margins at our compaction equipment platform and lower gross profit margins were experienced at our industrial tool and hydraulic unit business. In the third quarter of 2002, we recorded charges to cost of products sold of $12.6 for discontinued products associated with restructuring and other product changes in our Service Solutions and Flow Technology segments. Gross profit margins in the first six months of 2003 were impacted by inventory write-downs and operating inefficiencies at our industrial tool and hydraulic unit business associated with facility consolidation and outsourcing actions across this business. In the fourth quarter of 2003, we recorded a $2.4 net warranty charge at our boilers and hydronic business associated with a change in estimate based on experience with specific product warranty claims. It is our policy to record a change in estimate once it becomes probable and can be reasonably estimated. We also incurred approximately $3.9 of costs associated with an insolvent supplier transition at our high integrity castings business. The transition from this supplier is substantially complete and product supply has not been impacted.

Selling, general and administrative expense (SG&A) — In 2003, SG&A expense was $931.3 compared to $866.3 in 2002, an increase of $65.0. The increase was driven primarily by acquisitions completed in 2002 and 2003 and lower pension income. In 2003, we realized an $8.9 benefit from operational cost improvements at an environmental remediation site in California and a $5.8 favorable impact due to the final settlement of two commercial sales contract matters. In accordance with our policy to realize a change in estimate once it becomes probable and can be reasonably estimated, we reduced our estimate of the required accrued expense for the environmental remediation site due to the operational cost improvements. In addition, we recorded $3.5 of corporate expense associated with the re-audit of our 2000 and 2001 financial statements performed in connection with the discontinued operations treatment for the sale of Inrange, and, in the fourth quarter, we recorded a charge of $3.6, related to a commercial sales contract settlement in our broadcast and communication systems and services platform.

Intangible amortization — In 2003, intangible amortization was $10.5 compared to intangible amortization of $7.3 in 2002. The increase can be attributed primarily to definite lived intangibles acquired during 2002 and 2003 that are subject to amortization.

Special and other charges — We recorded special charges of $60.4 in 2003 and $81.8 in 2002. The special charges were primarily associated with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. In addition, we recorded charges to cost of products sold of $12.6 in 2002 for discontinued product lines and other product charges associated with restructuring initiatives.

	2003	2002
Employee termination costs	$27.8	$43.2
Facility consolidation costs	6.6	10.4
Other cash costs	3.7	9.1
Non cash asset write-downs (1)	22.3	31.7

Total	$60.4	$94.4

(1)	In 2002, $12.6 relates to product line rationalizations and has been recorded as a component of cost of products sold.

Other income (expense), net — In the fourth quarter of 2003, we realized a $41.9 gain, net of related expenses, associated with the settlement of a patent infringement lawsuit against Microsoft. See Note 13 to our Consolidated Financial Statements for further discussion. We recorded $(10.8) of foreign currency transaction losses in 2003 as compared to $(1.7) in 2002. In 2003 we also recorded gains of $15.5 associated with the sale of assets, including the sale of our 20% interest in the Assa Abloy door joint venture and the sale of non-core property and equipment. Other expense of $(2.0) in 2002 was related primarily to a loss of $(10.3) on the sale of substantially all of the assets and liabilities of a non-strategic machinery equipment product line and a material handling product line, which was substantially offset by a gain on the settlement of a contract dispute.

Equity earnings in joint ventures — In 2003, equity in earnings of joint ventures was $34.3 compared to $36.6 in 2002. The decrease is due primarily to the divestiture of our 20% interest in the Assa Abloy door joint venture in the third quarter of 2003.

Interest expense, net — In 2003, interest expense was $197.6 compared to $170.0 in 2002. The higher interest expense was due primarily to charges associated with the refinancing and repayment of debt in the fourth quarter of 2003 and incremental interest expense related to our $500.0 and $300.0 senior note offerings completed in December 2002 and June 2003, respectively. Fourth quarter interest expense included charges of approximately $11.1 related to accounting for interest rate swaps and a non-cash write-off of capitalized financing fees previously being amortized.

Income taxes — The effective income tax rate in 2003 was 36.4% compared to 39.1% in 2002. The U.S Internal Revenue Service completed income tax audits through the 1997 tax year for UDI, which we acquired in 2001, and the statute of limitations has closed for tax years through 1999. The effective income tax rate for the year was lower, in part, due to the favorable completion of these audits, a change in the sources of income by jurisdiction, and a reduction in state income taxes.

Change in accounting principle — On July 20, 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements changed the accounting for business combinations, goodwill and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001, and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. In connection with adopting the provisions of SFAS No. 142, our transition impairment testing resulted in a $148.6 impairment of recorded goodwill associated with our automotive filtration systems business and industrial tool and hydraulic unit business. Accordingly, this amount was written off as a transition impairment charge and recorded as a change in accounting principle. The impaired goodwill was not deductible for income tax purposes.

Discontinued operations — We have accounted for the sale of Inrange as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The results of Inrange for all periods presented are included in the consolidated financial statements as discontinued operations. In addition, the loss on the sale of Inrange, net of tax, was $18.9 and was recorded in the first half of 2003.

Consolidated Results of Operations: 2002 Compared to 2001

Revenues — Revenues of $4,822.3 in 2002 increased by $968.9, or 25.1%, from $3,853.4 in 2001. By segment, revenues increased by 27.0% in the Technical Products and Systems segment, 15.2% in the Industrial Products and Services segment, 31.3% in the Flow Technology segment, 130.3% in the Cooling Technologies and Services segment and 7.0% in the Service Solutions segment. The increase in revenues was due primarily to the acquisition of UDI on May 24, 2001 and bolt-on acquisitions completed in 2001 and 2002. Revenues in 2001 included seven months of the UDI businesses. The primary platform that experienced organic revenue growth in 2002 compared to 2001 was our security and integrated building life-safety systems in our Technical Products and Systems segment, our Cooling Technologies and Services segment and our compaction equipment platform in our Industrial Products and Services segment. The primary platforms that experienced organic revenue declines included our power systems platform, which affected the Industrial Products and Services segment, our fluid systems platform in the Flow Technology segment and our Service Solutions segment.

Gross margin — In 2002, gross profit margins were 32.5% compared to 32.4% in 2001. We recorded charges to cost of products sold of $12.6 and $8.6 in 2002 and 2001, respectively, for discontinued products associated with restructuring and other product changes. Despite a significant decline in demand in our power systems business, we experienced consistent gross margins due to progressive cost reduction actions across the company.

Selling, general and administrative expense (SG&A) — In 2002, SG&A expense was $866.3 compared to $672.3 in 2001, an increase of $194.0. The increase can be attributed primarily to the acquisition of UDI on May 24, 2001. In 2001 only seven months of these expenses were included in the results of operations, whereas these expenses were included for the entire year 2002. As a percentage of revenues, these expenses increased from 17.4% in 2001 to 18.0% in 2002. The increase as a percentage of revenues was due to a net gain recorded in the fourth quarter of 2001. On December 27, 2001, we received a favorable arbitration award associated with a patent infringement claim against Snap-on. In addition, we realized expenses associated with certain commercial legal matters, including the VSI contract litigation. It is our policy to recognize gains when realized and accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the loss expenses probable and they can be reasonably estimated. Accordingly, in total we recognized a $15.6 net gain that we recorded as a reduction in SG&A in the fourth quarter of 2001.

Goodwill and intangible amortization — In 2002, intangible amortization was $7.3 compared to goodwill and intangible amortization of $61.8 in 2001. On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. The requirements of SFAS No. 141 and amortization provisions of SFAS No. 142 were effective for any business combination initiated after July 1, 2001. We have not amortized goodwill and indefinite lived intangibles for acquisitions completed after this date. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. We adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, we ceased amortization of all remaining goodwill and intangible assets deemed to have indefinite useful lives.

Special and other charges — We recorded special charges of $81.8 in 2002 and $60.5 in 2001. The special charges were associated primarily with restructuring initiatives to consolidate manufacturing and sales facilities, rationalize certain product lines and asset impairments. In addition, we recorded charges to cost of goods sold of $12.6 and $8.6 in 2002 and 2001, respectively, for discontinued product lines and other product charges associated with restructuring initiatives.

	2002	2001
Employee termination costs	$43.2	$18.1
Facility consolidation costs	10.4	13.9
Other cash costs	9.1	9.6
Non cash asset write-downs (1)	31.7	25.9
In-process technology	—	1.6

Total	$94.4	$69.1

(1)	In 2002 and 2001, $12.6 and $8.6, respectively, relates to product line rationalizations and has been recorded as a component of cost of products sold.

Other expense, net — In 2002, other expense of $2.0 was related primarily to a loss of $10.3 on the sale of substantially all of the assets and liabilities of a non-strategic machinery equipment product line and a material handling product line, which was mainly offset by a gain on the settlement of a contract dispute. In 2001, other expense of $10.0 was comprised primarily of an $11.8 loss on the sale of our electric motor product line recognized in the second quarter.

Equity earnings in joint ventures — In 2002, equity in earnings in joint ventures was $36.6 compared to $35.0 in 2002. The increase is due primarily to the full year of equity earnings in 2002 from our 20% interest in the Assa Abloy door joint venture that was formed in the second quarter of 2001.

Interest expense, net — In 2002, interest expense was $170.0 compared to $133.7 in 2001. The higher interest expense was due to the acquisition of UDI on May 24, 2001 and the refinancings in 2002, which resulted in an $8.2 early extinguishment of debt charge as well as a $14.8 charge for interest rate swaps terminated in connection with the refinancing of our credit facility in July and December 2002.

Income taxes — The effective income tax rate in 2002 was 39.1% compared to 44.9% in 2001. The effective income tax rate was higher in 2001 due primarily to the amortization of nondeductible goodwill. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized and, accordingly, we discontinued amortization of these assets on the date of adoption.

Change in accounting principle — On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements change the accounting for business combinations, goodwill and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. In connection with adopting the provisions of SFAS No. 142 in 2002, our transition impairment testing resulted in a $148.6 impairment of recorded goodwill associated with our automotive filtration systems business and industrial tool and hydraulic unit business. Accordingly, this amount was written-off as a transition impairment charge and recorded as a change in accounting principle. The impaired goodwill was not deductible for income tax purposes.

SEGMENT RESULTS OF OPERATIONS:

Segment Reported Results

	2003	2002	2001
Revenues:
Technical Products and Systems	$1,252.1	$1,113.9	$877.0
Industrial Products and Services	1,425.0	1,603.2	1,391.4
Flow Technology	981.8	948.9	722.8
Cooling Technologies and Services	631.7	436.8	189.7
Service Solutions	790.9	719.5	672.5

Total Revenues	$5,081.5	$4,822.3	$3,853.4

Segment income:
Technical Products and Systems	$205.3	$222.9	$179.3
Industrial Products and Services	137.0	233.0	186.5
Flow Technology	163.6	167.7	118.0
Cooling Technologies and Services	72.5	51.6	18.0
Service Solutions	87.3	86.5	68.5

Total Segment Income	$665.7	$761.7	$570.3

General Corporate	(73.6)	(57.5)	(47.9)
Special and Other Charges	(60.4)	(94.4)	(69.1)

Consolidated Operating Income	$531.7	$609.8	$453.3

Segment Results of Operations: 2003 Compared to 2002

Technical Products and Systems

Revenues — Revenues increased from $1,113.9 in 2002 to $1,252.1 in 2003, an increase of $138.2, or 12.4%. The increase was due primarily to bolt-on acquisitions completed in 2002 and 2003 and organic revenue growth in our security and integrated building life-safety systems platform. Despite a decline in the domestic non-residential building construction market, organic revenues increased in this platform due to continued strong demand for high-end fire detection products and new product introductions. Organic revenue declines were experienced in our broadcast and communication systems and services platform and in our laboratory and life science products platform. Broadcast and communications organic revenues declined 23.5% due to regulatory delays in the HDTV rollout and a decline in demand for telecommunication line management systems. These trends are expected to continue in 2004 although at a more moderate level. While organic revenues declined low single digits in our life sciences platform, revenues at Kendro, the primary unit in this platform, were flat in 2003 compared to 2002.

Segment Income — Segment income decreased from $222.9 in 2002 to $205.3 in 2003, a decrease of $17.6, or 7.9%. As a percentage of revenues, segment income declined from 20.0% in 2002 to 16.4% in 2003. The decrease in segment income was due primarily to lower organic revenues. Segment margins also were impacted by the completion of bolt-on acquisitions in 2002 and 2003 of companies that have historically lower margins than our existing businesses. In the fourth quarter, we recorded a charge of $3.6, including legal costs, related to an arbitration award against our broadcast and communication systems platform. We have taken broad restructuring actions across our broadcast and communication systems platform and expect further charges for restructuring actions as we integrate our telecommunication line management systems unit with this platform.

Industrial Products and Services

Revenues — Revenues decreased from $1,603.2 in 2002 to $1,425.0 in 2003, a decrease of $178.2, or 11.1%. The decrease was due to the significant organic revenue decline in our power systems platform and organic revenue declines in our specialty engineered products platform. Power generation end markets continued to experience reduced demand and pricing pressures. Accordingly, our power systems unit experienced a decline in revenues in 2003 of approximately 45%. The impact of lower product revenues, market pricing and the delay of certain engineering, service and construction contracts significantly reduced profits. In our specialty engineered products platform, increased demand for aerospace defense components was offset by declines in filtration products, dock loading applications, high-integrity castings, heating and ventilation products and hydraulic power tools. Our compaction equipment platform experienced organic revenue growth of 11.4% due primarily to the favorable translation impact of the strength of the Euro relative to the U.S. Dollar and market share gains in Asia. These favorable trends have offset softness in the road construction markets and pricing pressures due to the strong Euro.

Segment Income — Segment income decreased from $233.0 in 2002 to $137.0 in 2003, a decrease of $96.0, or 41.2%. As a percentage of revenues, segment income decreased from 14.5% in 2002 to 9.6% in 2003. The segment income decline was due primarily to the power systems market decline, as well as the effect on pricing and operating margins at our compaction equipment platform and inventory write-downs and operating inefficiencies at our industrial tool and hydraulic unit business. Segment income decreased approximately $63.0 in our power systems platform due to reduced demand and pricing pressures. The unfavorable trends in the industrial tool and hydraulic unit business were predominately experienced in the first six months of 2003. We also experienced operating inefficiencies and lower demand at our dock loading applications unit in the fourth quarter. We have implemented further restructuring actions in these units including the integration of certain portions of our industrial tools business with our specialty tools business in our Service Solutions segment. We also incurred approximately $3.9 of costs associated with an insolvent supplier transition at our high integrity castings business. The transition from this supplier is substantially complete and product supply has not been impacted.

Flow Technology

Revenues — Revenues increased from $948.9 in 2002 to $981.8 in 2003, an increase of $32.9, or 3.5%. The increase was due primarily to bolt-on acquisitions completed in 2002 and 2003 and organic revenue growth in our boilers and hydronic products unit. Organic revenues declined mid-single digits in our fluid systems platform due to significantly lower demand for these products. Demand for valves and process equipment were incrementally positive compared to 2002. We expect cyclical demand for short-cycle products in power, chemical and mineral processing and industrial markets to remain soft.

Segment Income — Segment income decreased from $167.7 in 2002 to $163.6 in 2003, a decrease of $4.1, or 2.4%. As a percentage of revenues, segment income decreased from 17.7% in 2002 to 16.7% in 2003. The decrease in segment margins was due primarily to bolt-on acquisitions completed in 2002 and 2003 of companies that have historically lower margins than our existing businesses. In addition, in the fourth quarter we recorded a net warranty charge at our boilers and hydronic business of $2.4 associated with a change in estimate based on experience with specific product warranty claims. It is our policy to record a change in estimate once it becomes probable and can be reasonably estimated.

Cooling Technologies and Services

Revenues — Revenues increased from $436.8 in 2002 to $631.7 in 2003, an increase of $194.9, or 44.6%. The increase was due primarily to the acquisition of Balcke Cooling Products Group (“Balcke”) in the third quarter of 2002, and 13.1% organic revenue growth in 2003 compared to 2002. Soft demand in the U.S. power market was offset by the global demand for large construction cooling technology products and reconstruction services.

Segment Income — Segment income increased from $51.6 in 2002 to $72.5 in 2003, an increase of $20.9, or 40.5%. The increase was due to the acquisition of Balcke and strong organic revenue growth. In 2003, we realized an $8.9 benefit from operational cost improvements at an environmental remediation site in California. As a percentage of revenues, segment income decreased from 11.8% in 2002 to 11.5% in 2003.

Service Solutions

Revenues — Revenues increased from $719.5 in 2002 to $790.9 in 2003, an increase of $71.4, or 9.9%. The increase was due primarily to strong specialty tool sales in North America and Europe driven by new product introductions and strong domestic dealer equipment service revenues due to a broad range of products and services offerings to the U.S. dealership market.

Segment Income — Segment income increased from $86.5 in 2002 to $87.3 in 2003, an increase of 0.9%. As a percentage of revenues, segment income decreased from 12.0% in 2002 to 11.0% in 2003, due primarily to higher distributor revenues, which have lower average margins.

General Corporate Expenses

General corporate expenses were $73.6 in 2003 compared to $57.5 in 2002. This increase was attributable primarily to the following: (1) expenses associated with the re-audit of our 2000 and 2001 financial statements performed in connection with the discontinued operations treatment for the sale of Inrange, (2) incremental year-over-year compensation expense associated with a July 2002 restricted stock grant made to our Chairman, President and Chief Executive Officer, and (3) increased costs for accounting, legal and professional services primarily associated with the new requirements of the Sarbanes-Oxley Act of 2002.

Segment Results of Operations: 2002 Compared to 2001

Technical Products and Systems

Revenues — Revenues increased from $877.0 in 2001 to $1,113.9 in 2002, an increase of $236.9, or 27.0%. The increase was due primarily to the acquisition of UDI on May 24, 2001. The results of operations included UDI for seven months in 2001. Organic revenues were approximately flat with the prior year due primarily to lower revenues at laboratory and life science products and electrical test and measurement solutions, offset by strong revenues at our security and integrated building life-safety systems platform and strong revenues for HDTV products in our broadcast and communication systems and services platform.

Segment Income — Segment income increased from $179.3 in 2001 to $222.9 in 2002, an increase of $43.6, or 24.3%. The increase was due primarily to the acquisition of UDI on May 24, 2001, integration of bolt-on acquisitions and cost reduction actions across the segment. The results of operations included UDI for seven months in 2001. As a percentage of revenues, segment income declined from 20.4% in 2001 to 20.0% in 2002. The decrease was due primarily to the acquisition of UDI and bolt-on acquisitions of companies that had lower average segment margins then those of the segment.

Industrial Products and Services

Revenues — Revenues increased from $1,391.4 in 2001 to $1,603.2 in 2002, an increase of $211.8, or 15.2%. The increase was due primarily to the acquisition of UDI on May 24, 2001. The results of operations included UDI for seven months in 2001. Organic revenues declined low single digits. Power generation end markets continued to experience reduced demand and pricing pressures, and our power systems unit experienced a sharp decline in revenues in the second half of 2002.

Segment Income — Segment income increased from $186.5 in 2001 to $233.0 in 2002, an increase of $46.5, or 24.9%. The increase was due primarily to the acquisition of UDI on May 24, 2001. The results of operations included UDI for seven months in 2001. As a percentage of revenues, segment income increased from 13.4% in 2001 to 14.5% in 2002. The increase in operating margins was due primarily to the integration of the UDI businesses and restructuring actions across the segment. Improved segment results were experienced in a number of businesses, including our compaction equipment, high integrity die-cast parts and our aerospace defense components businesses.

Flow Technology

Revenues — Revenues increased from $722.8 in 2001 to $948.9 in 2002, an increase of $226.1, or 31.3%. The increase was due primarily to the acquisition of UDI on May 24, 2001. The results of operations included UDI for seven months in 2001. Organic revenues declined low single-digits due primarily to lower organic revenues at our fluid systems platform.

Segment Income — Segment income increased from $118.0 in 2001 to $167.7 in 2002, an increase of $49.7, or 42.1%. The increase was due primarily to the acquisition of UDI on May 24, 2001, integration of bolt-on acquisitions and cost reduction actions across the segment. The results of operations included UDI for seven months in 2001. As a percentage of revenues, segment income increased from 16.3% in 2001 to 17.7% in 2002. The increase was due primarily to the integration of UDI and cost reduction actions across the segment.

Cooling Technologies and Services

Revenues — Revenues increased from $189.7 in 2001 to $436.8 in 2002, an increase of $247.1, or 130.3%. The increase was due primarily to the acquisition of UDI on May 24, 2001 and the acquisition of Balcke in the third quarter of 2002. Balcke had revenues of approximately $226.0 in the twelve months prior to the date of acquisition. Organic revenues increased mid single-digits from the prior year.

Segment Income — Segment income increased from $18.0 in 2001 to $51.6 in 2002, an increase of $33.6, or 186.7%. The increase was due primarily to the Balcke acquisition and cost reductions across the segment. As a percentage of revenues, segment income increased from 9.5% in 2001 to 11.8% in 2002.

Service Solutions

Revenues — Revenues increased from $672.5 in 2001 to $719.5 in 2002, an increase of $47.0, or 7.0%. The increase was due primarily to the acquisition of UDI on May 24, 2001. The results of operations included UDI for seven months in 2001. Organic revenues were approximately flat with the prior year.

Segment Income — Segment income increased from $68.5 in 2001 to $86.5 in 2002, an increase of $18.0, or 26.3%. The increase was due primarily to the acquisition of UDI on May 24, 2001. The results of operations included UDI for seven months in 2001. As a percentage of revenues, segment income increased from 10.2% in 2001 to 12.0% in 2002. The increase was due primarily to cost reduction actions in the segment, higher revenues and a favorable product mix.

General Corporate Expenses

General corporate expenses were $57.5 in 2002 compared to $47.9 in 2001. This increase was due primarily to the acquisition of UDI on May 24, 2001 and incremental compensation expense associated with a July 2002 restricted stock grant made to our Chairman, President and Chief Executive Officer.

Liquidity and Financial Condition

Listed below are the cash flows from (used in) operating, investing and financing activities and the net change in cash and cash equivalents for the twelve months ended 2003, 2002 and 2001.

	2003	2002	2001
Cash flow from operating activities	$616.4	$451.6	$486.4
Cash flow used in investing activities	(59.6)	(232.7)	(485.2)
Cash flow from (used in) financing activities	(400.3)	(93.3)	413.3
Cash flows from (used in) discontinued operations	9.2	(29.7)	(28.2)

Net increase in cash and equivalents	$165.7	$95.9	$386.3

2003 Compared to 2002:

Operating Activities — We had cash flow from operations of $616.4 in 2003. The primary factors contributing to the increase in operating cash flow in 2003 as compared to 2002 were a $187.2 year over year improvement in net working capital and lower cash spending for restructuring actions. In 2003, working capital provided $31.5 of cash inflows compared to outflows of $155.7 in 2002. Of the $89.4 year-over-year improvement in accounts receivable and other, approximately $30.6 was related to the non-recourse sale of certain trade receivables. These receivables were sold pursuant to an agreement that allows for similar receivable sales in the future, and we expect to continue selling comparable amounts of receivables in connection with this agreement. In addition, cash spending on restructuring actions was $19.3 lower in 2003, which was driven primarily by restructuring activity and related special charges at levels below those in 2002. We expect to take additional special charges in 2004 in connection with implementing further cost reduction outsourcing actions and business consolidations. While we cannot fully quantify the amount of these charges, the related cash portion has averaged approximately two-thirds of the special charge recorded in the income statement. In addition, the timing of the cash flows does not necessarily match the period in which a special charge is taken. We paid $5.5, $21.5 and $35.2 in cash taxes for 2003, 2002 and 2001 respectively. In 2003 we made payments of $52.2 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $46.7. The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. Since these deductions can vary from year to year, the amount of income taxes paid in future years may be greater than amounts paid in 2003, 2002 and 2001. Cash flows from continuing operations included $60.0 and $34.8, in 2003 and 2002, respectively, related to favorable patent litigation settlements. Accrued costs of $15.6 related to the 2003 Microsoft settlement will be paid in the first quarter of 2004.

Investing Activities — The major factor in the $173.1 reduction in cash flows used in investing activities was the realization of an additional $161.8 increase in proceeds from asset sales, which included principally the sale of Inrange and our 20% interest in the Assa Abloy Door joint venture. Continually focusing on projects that generate cash from under-utilized plant and equipment and non-core product lines is a basic principle of our Value Improvement Process ®. The $18.5 reduction in capital expenditures was primarily the result of higher spending in 2002 related to the construction of a new manufacturing facility for our lab and life sciences platform. We estimate that 2004 capital expenditures will be similar to the investments made during 2003. Cash spending on acquisitions was up slightly as we completed fourteen acquisitions in 2003 compared to thirteen in 2002, and our average acquisition price over the two-year period was approximately $18.8.

Financing Activities — Cash used in financing activities increased $307.0 in 2003. Contributing to this increase was a $165.8 net repayment of borrowings due primarily to the early repayment of $200.0 owed under our credit facility, the retirement of $236.9 of Liquid Yield Option Notes ™ (“LYONs”), and the issuance of $300.0 in principal amounts of senior notes. Scheduled repayments of long-term debt instruments are expected to be $24.8 in 2004. Increases in borrowings under other financing agreements consisted primarily of higher usage of our purchasing card program as our businesses take advantage of flexible low cost financing alternatives. In addition to incremental debt repayments, repurchases of our common stock were $142.5 higher in 2003, as we purchased 7.3 shares for an average price of $43.22 per share in 2003 whereas we purchased 3.6 shares in 2002 for an average price of $47.75 per share. Cash received from stock option and stock warrant exercises was $58.5 higher in 2002. All outstanding stock warrants were exercised in 2002, and the variability in cash received from stock option exercises is correlated to the market price of our common stock.

In December 2003, we announced the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date, is subject to the discretion of the Board, and the target dividend level may be adjusted during the year at the discretion of the Board. Pursuant to the program, on February 25, 2004 our Board of Directors declared a quarterly dividend of $0.25 per common share, payable on April 1, 2004 to shareholders of record on March 11, 2004.

2002 Compared to 2001:

Operating Activities — In 2002, cash flows from operating activities were $451.6 compared to cash flows from operating activities of $486.4 in 2001. The decrease in operating cash flow was due primarily to $85.8 of cash spending on restructuring activities compared to $50.8 in 2001 and a net increase in working capital outflows. The increase in restructuring spending as compared to 2001 was due primarily to the completion of UDI integration actions and previously initiated restructuring actions. The primary driver of the working capital outflows in 2002 was the timing of certain payments, which were partially offset with working capital improvements, measured as a percent of revenue, at our Service Solutions segment, our Flow Technology segment and our compaction equipment business, as well as $34.8 net cash received from a patent infringement award.

Investing Activities — Cash flows used in investing activities were $252.5 higher in 2001 than in 2002 as cash spending on acquisitions and capital expenditures was $319.5 higher in 2001. Cash used for business acquisitions was $271.1, or 53.3%, greater in 2001 as compared to 2002. In 2001, acquisition spending included cash used for the UDI acquisition and $320.0 used for the acquisition of Kendro, our largest bolt-on acquisition in history in terms of purchase price. Excluding the cash spent in 2001 for Kendro and UDI, cash used for acquisitions increased $71.3, or 43.5%, as compared to 2001, as we completed thirteen bolt-on acquisitions in 2002.

Cash used for capital expenditures was $88.5 in 2002 compared to $136.9 in 2001. The decrease in capital expenditures was due primarily to the fact that 2001 results included incremental spending on various plant expansion projects and new capital deployed at the recently acquired UDI businesses.

Cash proceeds from asset sales were $82.0 higher in 2001, driven by the $96.0 received in 2001 from the sale of our door products business into a joint venture with Assa Abloy whereby we also received a 20% ownership in the joint venture. Proceeds from asset sales in 2002 primarily included the divestiture of a non-strategic machinery and material handling product line, as well as sales of non-core plant and equipment. Aside from the Assa Abloy joint venture transaction, cash proceeds from asset sales in 2001 were generated primarily by the disposition of other product lines acquired with UDI.

Financing Activities — In 2002, cash used in financing activities was $93.3 compared to cash from financing activities of $413.3 in 2001. Net borrowings were $24.9 in 2002 compared to $371.8 in 2001. In 2002, we amended and restated our senior credit facility, which resulted in a $387.7 net reduction of our variable rate debt portfolio, and we paid down $58.0 of other indebtedness. These payments were offset by the issuance of $500.0 in senior notes in December 2002. Net borrowings in 2001 were higher than 2002 due primarily to the February 2001 issuance of LYONs and the refinancing of debt acquired from UDI. In 2002, we had $18.4 of borrowings under other financing agreements, which primarily consist of usage of our purchasing card program.

Due to recent accounting guidance regarding purchasing card arrangements, amounts owed are considered short-term debt rather than accounts payable and have been classified accordingly. In 2002, we repurchased 3.6 shares of our common stock for $172.9 in cash. We did not repurchase any common stock in 2001. In 2002, we received $24.2 from the exercise of stock warrants. This was offset by $15.5 of cash paid for other financing activities, including the termination of four interest rate swaps.

Our management believes that free cash flow, which is defined as cash flows from operating activities less capital expenditures, can be a useful financial measure for investors in evaluating the cash flow performance of multi-industrial companies, since it provides insight into the amount of cash available to fund such things as debt reduction and acquisitions or other strategic investments. In addition, free cash flow is one of the factors used by our management in internal evaluations of the overall performance of our business. Free cash flow, however, is not a measure of financial performance under GAAP, should not be considered a substitute for cash flows from operating activities as determined in accordance with GAAP as a measure of liquidity, and may not be comparable to similarly titled measures reported by other companies. In addition, free cash flow is not a direct measure of cash flow available for discretionary spending, since non-discretionary expenditures, such as debt service, are not deducted from free cash flow. Cash flows from continuing operating activities of $616.4, $451.6, $486.4 in 2003, 2002 and 2001, respectively, less capital expenditures of $70.0, $88.5 and $136.9, respectively, resulted in free cash flow in 2003, 2002 and 2001 of $546.4, $363.1 and $349.5, respectively.

Debt

The following summarizes the debt outstanding and unused credit availability, as of December 31, 2003:

	Total Commitment	Amount Outstanding		Unused Credit Availability
Revolving credit loan	$500.0	$0.0		$345.4	(1)
Tranche A term loan	208.1	208.1		—
Tranche B term loan	891.0	891.0		—
LYONs, net of unamortized discount of $382.0	640.8	640.8		—
7.5% senior notes	500.0	500.0		—
6.25% senior notes	300.0	300.0		—
Other borrowings	103.0	103.0		—

Total	$3,142.9	$2,642.9	(2)	$345.4

(1)	The unused credit availability is reduced by $154.6 of letters of credit outstanding as of December 31, 2003.

(2)	Includes short-term debt and current maturities of long-term debt of $112.7 as of December 31, 2003.

Credit Facility

Our credit facility includes our Tranche A and Tranche B term loans along with our revolving credit loan. Aggregate maturities of the term loans are $24.8 in 2004, $42.9 in 2005, $54.1 in 2006, $59.7 in 2007, $276.7 in 2008, and $640.9 in 2009. Although no amounts are borrowed under our revolving credit loans at December 31, 2003, any future borrowings under these loans would mature in 2008, when the facility expires, but could be repaid at any time before 2008.

In August 2003, we refinanced our credit facility by combining the existing Tranche C term loan into the Tranche B term loan. The purpose of this refinancing was to reduce the applicable rate on the Tranche C borrowings and to amend certain covenants to, among other things, increase flexibility with respect to dividend payment and stock repurchases. On December 31, 2003, we repaid $200.0 of our outstanding Tranche B term loan in advance of its maturity date. On February 12, 2004, we refinanced our credit facility to reduce the applicable rate on our Tranche B term loan. We also amended certain covenants to, among other things, increase our flexibility associated with the mandatory repayment of debt and disposition of assets. The Tranche B term loan matures in September 2009.

In addition, our credit facility provides for a commitment to provide revolving credit loans of up to $500.0. As of December 31, 2003, the revolving credit loans were unused; however, the aggregate available borrowing capacity was reduced by $154.6 of letters of credit outstanding as of December 31, 2003.

Under the credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During 2003, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the foreseeable future. The Applicable Rate for the revolving loans and the Tranche A and B term loans is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate in effect after the February 2004 refinancing is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A term loan and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%
Tranche B term loan	Between 1.75% and 2.25%	Between 0.75% and 1.25%

Our $500.0 of revolving loans available under our credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans.

Our credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries.

Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) as of the last day of any period of four consecutive quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive quarters to be less than 3.50 to 1.00. For the year ending December 31, 2003, our Consolidated Leverage Ratio was 2.47 to 1.00 and our Consolidated Interest Coverage Ratio was 5.20 to 1.00.

Our credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payments, and transactions with affiliates. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to $75.0 plus an amount equal to 50% of our Consolidated Net Income (as defined in the credit facility) for the immediate preceding fiscal year minus stock repurchases in excess of $200.0 if our consolidated leverage ratio is between 3.0 and 2.0. In addition, our credit facility contains the following covenants regarding our ability to repurchase shares of our common stock:(1) if our consolidated leverage ratio (as defined in the credit facility) is greater than 3.0, our share repurchase capacity is limited to $100.0; (2) if our consolidated leverage ratio is between 3.0 and 2.0, our share repurchase capacity is limited to $200.0 plus an amount equal to 50% of consolidated net income from October 1, 2002 to the end of the most recent fiscal period, less any cash dividends paid in excess of $75.0; and (3) if our consolidated leverage ratio is less than 2.0, our share repurchase capacity is unlimited.

We have not paid cash dividends in 2002 or 2003; however, our Board of Directors has approved the implementation of a quarterly dividend program. Pursuant to the program, on February 25, 2004 our Board of Directors declared a quarterly dividend of $0.25 per common share, payable on April 1, 2004 to shareholders of record on March 11, 2004. See Note 11 to the Consolidated Financial Statements for further discussion on our dividend program.

We are permitted to prepay the Tranche A and Tranche B term loans in whole or in part at any time without penalty or premium. We are not allowed to re-borrow any amounts that we repay on the Tranche A or Tranche B term loans.

The final maturity for each loan is as follows:

Date of Final Maturity
Revolving loans	March 31, 2008
Tranche A term loans	March 31, 2008
Tranche B term loans	September 30, 2009

Our credit facility also requires scheduled principal payments of the term loans and mandatory prepayments from net proceeds arising in connection with certain asset sales or dispositions and issuances of subordinated debt under certain circumstances.

The revolving loans may be borrowed, prepaid and re-borrowed. Letters of credit and swing line loans are also available under the revolving credit facility. The facility provides for the issuance of letters of credit in U.S. Dollars, Euros, and Pounds Sterling at any time during the revolving availability period, in an aggregate amount not exceeding $250.0. Letters of credit issued under this facility reduce the aggregate amount available under the revolving loan commitment.

Senior Notes

In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. In December 2002, we issued $500.0 of callable 7.5% senior notes that mature on January 1, 2013. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

The indentures governing the notes contain a number of covenants that limit our ability, and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. Under the indentures, none of our subsidiaries are restricted from paying dividends to us.

Liquid Yield Option Notes

On February 6, 2001, we issued Liquid Yield Option (TM) Notes (“February LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option (TM) Notes (“May LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount of $415.0 due at maturity on May 9, 2021.

We may redeem all or a portion of the February LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices. February LYONs holders may require us to purchase all or a portion of their LYONs on February 6, 2006 for $663.86 per LYON, or February 6, 2011 for $761.00 per LYON. We may redeem all or a portion of the May LYONs for cash at any time on or after May 9, 2005. May LYONs holders may require us to purchase all or a portion of their LYONs on May 9, 2005 for $645.97 per LYON or May 9, 2009 for $720.55 per LYON. For either the February LYONs or May LYONs, we have the option to pay the purchase price in cash, shares of common stock or a combination of cash and common stock.

On May 9, 2003, 0.387 of the May LYONs were put to us and settled in cash for $236.9, their accreted value as of May 9, 2003. The 0.028 May LYONs that remain outstanding subsequent to the put have an accreted value of $17.2 at December 31, 2003 and are classified as long-term debt as the next put date is May 9, 2005. As a result of the put on May 9, 2003, we were subject to $11.6 of tax recapture on the May LYONs, which was paid in the third quarter of 2003.

On February 6, 2004, an immaterial amount of the February LYONs were put to us and settled in cash. The February LYONs that remain outstanding subsequent to the put have an accreted value of $623.6 at December 31, 2003. The next put date for the February LYONs is February 6, 2006 and therefore 0.995 of the February LYONs outstanding at December 31, 2003 are classified as long-term debt.

The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that any of the February LYONs or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. The amount of tax recapture we may be subject to at the next put dates of May 9, 2005 and February 6, 2006, if the LYONs are put to us, is $1.8 and $103.4, respectively.

The LYONs are subject to conversion to shares of our common stock only if certain contingencies are met. These contingencies include:

(1)	Our average stock price exceeding predetermined accreted values of our stock price each quarter (see below);

(2)	During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level; and

(3)	Upon the occurrence of certain corporate transactions, including a change in control.

In addition, a holder may surrender for conversion, at the accreted value, a LYON for redemption even if it is not otherwise convertible at such time.

The conversion rights based on predetermined accretive values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices — For the Next Twelve Months:
2004 First Quarter	$85.71	$83.45
2004 Second Quarter	$86.09	$83.93
2004 Third Quarter	$86.47	$84.42
2004 Fourth Quarter	$86.86	$84.91

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

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted as of December 31, 2003, the February LYONs and May LYONs would be exchanged for a total of 9.8 million shares of our common stock. If the LYONs had been converted as of January 1, 2003, diluted income per share of common stock from continuing operations would have been $3.20 for the year ended December 31, 2003.

Other Borrowings

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of December 31, 2003, the participating businesses had $34.8 outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of December 31, 2003, the participating businesses had $53.1 outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms, we have classified these amounts as short-term debt. At December 31, 2002, a total of $18.3 was outstanding under these programs.

Other Financing Activities

Our compaction equipment business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which it has an agreement to sell, on a revolving basis without recourse, certain qualified receivables, of which $27.6 and $31.3 had been sold under the agreement at December 31, 2003 and December 31, 2002, respectively. The agreement allows for the sale of up to $36.5 of certain qualified receivables to an unaffiliated third party entity and continues on an evergreen revolving basis unless we provide a three-month notice under the agreement to discontinue the facility. We expect to utilize the agreement in the foreseeable future. In the fourth quarter of 2003, we also entered into a sale and assignment agreement whereby certain of our businesses agreed to sell without recourse $30.9 in receivables. The net proceeds from the sale of the receivables were $30.6 at December 31, 2003. We expect to utilize similar agreements in the foreseeable future, however, in the event we were to no longer utilize these programs, the impact on our financial condition or cash flows may be material.

In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of December 31, 2003, we had not yet utilized this program.

Financial Instruments

We have entered into interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates on our variable rate debt portfolio. We account for our swaps as cash flow hedges, and as of December 31, 2003, we had outstanding swaps with maturities to November 2009 that effectively convert $1,100.0 of our variable rate debt to a fixed rate of approximately 6.8%.

As of December 31, 2003, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $50.2, and we have recorded a long-term liability of $54.0 to recognize the fair value of these swaps. Based on the unrealized losses of our swaps at December 31, 2003, we expect to reclassify $31.6 of our current derivative loss from accumulated other comprehensive income into interest expense during 2004 as the hedged transactions occur. Due to fluctuations in interest rates, however, the derivative loss recorded in accumulated other comprehensive income is subject to change prior to its reclassification into earnings. The ineffective portion of these swaps has been recognized in earnings as a component of interest and resulted in expense of $4.5 in 2003. We do not enter into financial instruments for speculative or trading purposes.

In 2003, in connection with the repayment of $200.0 of our outstanding Tranche B term loan, we terminated one interest rate swap with an aggregate notional amount of $200.0 for cash of $3.4. This interest rate swap was included in the portfolio of interest rate swaps designated as a cash flow hedge of our variable rate debt portfolio. Because a portion of the future interest payments hedged by this swap was no longer probable of occurring, we recognized $3.4 in interest expense to reclassify into earnings from accumulated other comprehensive loss, the fair value of the portion of the swap portfolio that was no longer probable of occurring.

From time to time we enter into commodity contracts or currency hedges. Other than the above noted swap arrangements, there were no material derivative instrument transactions during any of the periods presented.

Current Liquidity and Principal Payments

We use operating leases to finance certain asset purchases when economically supported by our internal evaluation model. These leases are used primarily to fund capital equipment programs to match payment terms with the expected production use of the equipment, although the expected useful or economic life of the asset is greater. At December 31, 2003, we had $179.0 of future minimum rental payments under leases with remaining non-cancelable terms in excess of one year.

At December 31, 2003, we had $721.6 of cash available for use and an unused $500.0 revolver under our credit facility. When adjusted by the $154.6 of letters of credit outstanding at December 31, 2003, $345.4 of the revolver was available for immediate use.

We believe that current cash and equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements, and required debt service obligations in the foreseeable future. In addition, we believe we have the ability and may elect to refinance the LYONs, if put, with other debt.

We have a shelf registration statement for 4.3 shares of common stock that may be issued for acquisitions. We also have a $1,000.0 shelf registration that may be used in connection with an offering of certain debt and or equity securities for general corporate purposes or for the refinancing of existing debt. In addition, other financing instruments may be used from time to time, including, but not limited to, private placement instruments, operating leases, capital leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes or to refinance existing debt. In April 2003, we entered into an agreement to securitize and sell, on a continuous basis, up to $130.0 of accounts receivable. As of December 31, 2003, we had not yet utilized this program.

We were in compliance with all covenants included in our capital financing instruments as of December 31, 2003 and on February 12, 2004, the date of the most recent refinancing of our credit facility.

We have not paid cash dividends in 2003, 2002 or 2001; however, our Board of Directors has approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the Board of Directors is expected to consider in determining the actual amount of each quarterly dividend include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility and indenture, and other factors deemed relevant. Pursuant to the program, on February 25, 2004 our Board of Directors declared a quarterly dividend of $0.25 per common share, payable on April 1, 2004 to shareholders of record on March 11, 2004.

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable and interest rate protection agreements.

Cash and temporary investments and our interest rate protection agreements are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

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

We paid $5.5, $21.5 and $35.2 in cash taxes for 2003, 2002 and 2001, respectively. In 2003, we made payments of $52.2 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $46.7. The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. Since these deductions can vary from year to year, the amount of income taxes paid in future years may be greater than amounts paid in 2003, 2002 and 2001.

As of December 31, 2003, except as discussed in Notes 2 and 13 to the Consolidated Financial Statements and for the following items, we do not have any material guarantees, off-balance sheet arrangements or purchase commitments other than: (1) $241.3 of certain standby letters of credit outstanding, of which $154.6 reduce the available borrowing capacity on our revolving loans; and (2) approximately $113.6 of surety bonds. Of the total letters of credit and surety bonds outstanding at December 31, 2003, $255.6 were for bid, performance or warranty arrangements related to commercial sales arrangements with customers of which the fees are reimbursed by the customer. In addition, $74.5 of our standby letters of credit relate to self-insurance matters and originate from workers compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals. Except for the previously mentioned matters, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments.

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

We continually review each of our businesses pursuant to our “grow, fix or sell” strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we would consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria were met. There can be no assurances that these acquisitions will not have an impact on our capital financing requirements, will be integrated successfully, or that they may not have a negative effect on our operations. In addition, you should read “Factors That May Affect Future Results” that follows, “Business Segment Information” included in the MD&A and “Item. 1 Business” included in this Form 10-K for an understanding of the risks, uncertainties and trends facing our businesses.

The following is a summary of our primary contractual obligations:

Contractual Obligations:	Total	Due within 1 year	Due within 2-3 years	Due within 4-5 years	Due after 5 years
Short-Term Debt	$87.9	$87.9	$—	$—	$—
Long-Term Debt (1)	2,937.0	24.8	97.0	336.4	2,478.8
Purchase Obligations (2)	47.8	23.8	16.2	7.8	—
Future Minimum Lease Payments (3)	179.0	44.5	63.1	39.3	32.1

Total Contractual Cash Obligations (4)(5)	$3,251.7	$181.0	$176.3	$383.5	$2,510.9

(1)	There are various factors that a LYON holder would use in deciding to exercise its put option. These factors include the price and volatility of our common stock, the interest yield on the LYONs above the risk free interest rate and other quantitative and qualitative factors. Based upon the terms of the February and May LYONs, holders may require us to purchase their LYONs on February 6, 2006 and May 9, 2005, respectively. If all the remaining February LYONs were settled in cash on February 6, 2006, we would be required to pay the holders approximately $660.4. If all the remaining May LYONs were settled in cash on May 9, 2005, we would be required to pay the holders approximately $18.1. Due to the uncertainty surrounding the actual exercise of these put options, the full accreted value of the outstanding February and May LYONs has been presented above based on their original maturity dates of February 6, 2021 and May 9, 2021, respectively.

(2)	Represents contractual legally binding commitments to purchase goods and services at specified dates.

(3)	Represents rental payments under leases with remaining non-cancelable terms in excess of one year.

(4)	Our long-term liabilities include both contractual and contingent obligations. Contractual obligations consist primarily of pension, other postretirement benefit, and financial instrument obligations. Contingent obligations, such as environmental accruals, generally have no specific payment dates. We do not however, expect any material cash outlays for any of these matters in any of the next five years.

(5)	We do not expect to make any material cash contributions to our primary domestic pension plans in the near future. In 2003, we made direct benefit payments of $30.0 pursuant to our postretirement benefit plan and other non-funded pension plan obligations, and we expect to make a similar level of contributions to these plans in 2004. See Note 9 to the Consolidated Financial Statements for further disclosure of expected future benefit payments. See Note 11 to our Consolidated Financial Statements for further disclosure of our financial instruments.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The provisions of SFAS No. 143 require that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset, be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. We have adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of this statement has not had and is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94-3 and we have adopted the provisions of SFAS No. 146 for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No.146 has impacted the timing of recognition of certain restructuring costs, but has not had a material impact on our financial position and results of operations. Refer to Note 6 to our Consolidated Financial Statements for additional disclosure regarding our exit and disposal activities.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued, including matters such as commercial product warranties. The disclosure requirements in this interpretation are effective for periods ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the recognition provisions of FIN 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows. Refer to Note 13 to our Consolidated Financial Statements for the additional disclosure information as required by FIN 45.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004. The adoption of this statement in 2004 is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and is related to certain derivatives embedded in other contracts and for hedging activities under SFAS 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. SFAS No. 149 has not had an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 has not had an impact on our financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of FASB Statements No. 87, 88, and 106”. SFAS No. 132R revises disclosures requirements for pension plans and other postretirement plans to provide additional information in both interim and annual financial statements regarding the type of plan assets, investment strategy, expected future cash flows and the general approach in developing plan assumptions. We have adopted the provisions of this statement as of December 31, 2003. Refer to Note 9 to our Consolidated Financial Statements for the additional disclosure information as required by SFAS No. 132R.

In January 2004, the FASB issued Financial Staff Position (FSP) SFAS No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP SFAS No. 106-1 introduces accounting guidance for the Act’s subsidy provisions given to health care plan sponsors who provide specified levels of postretirement healthcare benefits. We have not accounted for the subsidy provisions of the Act as of December 31, 2003, as allowed under FSP SFAS No. 106-1; however, refer to Note 9 to our Consolidated Financial Statements for the additional disclosure information as required by FSP SFAS No. 106-1.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our indebtedness may affect our business and may restrict our operating flexibility.

At December 31, 2003, we had approximately $2,642.9 in total indebtedness. On that same date, we had $345.4 of available borrowing capacity under our revolving senior credit facility after giving effect to $154.6 reserved for letters of credit outstanding, which reduce the availability under our revolving senior credit facility. In addition, at December 31, 2003, our cash balance was $721.6. See Management’s Discussion and Analysis of Financial Condition and Results of Operations “MD&A” and Note 11 to our Consolidated Financial Statements for further discussion. Subject to certain restrictions set forth in our senior credit facility and the indenture governing our senior notes, we may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may in the future renegotiate or refinance our senior credit facility with agreements that have different or more stringent terms or split our senior credit facility into two or more facilities with different terms. The level of our indebtedness could:

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

Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations, including our obligations to repurchase the Liquid Yield Option Notes (LYONs) if the holders of the LYONs require us to repurchase their securities beginning in February 2006 for the February LYONs will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We will not be able to control many of these factors, such as the economic conditions in the markets in which we operate and initiatives taken by our competitors. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures, revising implementation of or delaying strategic plans or seeking additional equity capital. If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements.

We may not be able to finance future needs or adapt our business plan to changes in economic or business conditions because of restrictions placed on us by our senior credit facility, the indenture governing our senior notes and any existing or future instruments governing our other indebtedness.

Our senior credit facility, the indentures governing our senior notes and other agreements governing our other indebtedness contain, or may contain, a number of significant restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. In some cases, our subsidiaries may be subject to similar restrictions that may restrict their ability to make distributions to us. In addition, our senior credit facility, the indentures governing our senior notes and these other agreements contain or may contain additional affirmative and negative covenants as described under MD&A. All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions, as they arise.

If we do not comply with these or other covenants and restrictions contained in our senior credit facility, the indentures governing our senior notes and other agreements governing our indebtedness, we could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable. If we default under our senior credit facility, the lenders could cause all of our outstanding debt obligations under our senior credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any subordinated indebtedness we owe. If our debt is accelerated, we may not be able to repay our debt or refinance it. Even if we are able to obtain new financing, we may not be able to repay our debt or borrow sufficient funds to refinance it. In addition, any default under our senior credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior credit facility and the indentures governing our senior notes is accelerated, we may not have sufficient assets to repay amounts due under our senior credit facility, our senior notes, or the LYONs that we have issued, or under other debt securities then outstanding. Our ability to comply with these provisions of our senior credit facility, the indentures governing our senior notes and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control. In addition, complying with our covenants may also cause us to take actions that are not favorable to us and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Our failure to successfully integrate recent acquisitions, as well as any future acquisitions, could have a negative effect on our operations; our acquisitions could cause unexpected financial difficulties.

As part of our business strategy, we evaluate potential acquisitions in the ordinary course, some of which could be material. We made fourteen acquisitions in 2003 for an aggregate purchase price of $244.0, net of cash acquired, which excludes consideration held back by us that may be paid in future periods. Our acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our reported operating results due to charges to earnings, including impairment charges associated with goodwill and indefinite lived intangibles;

•	diversion of management attention from running our existing businesses;

•	difficulty with integration of personnel and financial and other systems;

•	increased expenses, including compensation expenses resulting from newly hired employees;

•	increased foreign operations that may be difficult to assimilate;

•	assumption of known and unknown liabilities and increased litigation; and

•	potential disputes with the sellers of acquired businesses, technology, services or products.

We may not be able to integrate successfully the technology, operations and personnel of any acquired business. Our integration activities may place substantial demand on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business. In addition, any acquired business, technology, service or product could under perform relative to our expectations. We also could experience financial or other setbacks if any of the businesses that we have acquired or may acquire in the future have problems or liabilities of which we are not aware or that are substantially greater than we anticipate. In addition, as a result of future acquisitions, we may further increase our debt level, or if we issue equity securities to pay for acquisitions, significantly dilute our existing shareholders.

We may not achieve the expected cost savings and other benefits of our acquisitions.

As a result of our acquisitions, we incur integration expenses for the incremental costs to exit and consolidate activities, to terminate employees, and for other costs to integrate operating locations and other activities of acquired companies with our operations. Significant portions of these expenses are cash expenses. Generally accepted accounting principles require that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require that acquisition integration expenses associated with integrating our operations into locations of the acquired company must be recorded as expense. Accordingly, these expenses are not included in the allocation of the purchase price of the company acquired. Over the past five years, we have recorded special charges to our results of operations associated with cost reductions, integrating acquisitions and achieving operating efficiencies. We believe that our actions have been required to improve our operations and, as described above, we will, if necessary, record future charges, which may be material, as appropriate to address cost and operational inefficiencies.

Our plan is to achieve cost savings associated with integrating our acquisitions. This plan is sometimes a consideration in the price we are willing to pay for acquisitions. Our current integration strategy for acquisitions focuses on three key areas of cost savings: (1) manufacturing process and supply chain rationalization, including plant closings; (2) elimination of redundant administrative overhead and support activities; and (3) restructuring and repositioning sales and marketing organizations to eliminate redundancies. While we anticipate that we will achieve cost savings associated with integrating our acquisitions, cost savings expectations are inherently estimates that are difficult to predict and are necessarily speculative in nature. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings or other benefits from our acquisitions. As a result, our actual cost savings, if any, and other anticipated benefits could significantly differ or be delayed, compared to our estimates and the other information contained in this report.

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

We are dependent on the continued services of our leadership team, including our Chairman of the Board, President and Chief Executive Officer. The loss of these personnel without adequate replacement could have a material adverse effect. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience in order to operate our business successfully. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we were unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

Many of the industries in which we operate are cyclical, and, accordingly, our business is subject to changes in the economy; pressure from original equipment manufacturers to reduce costs could adversely affect our business.

Many of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including, but not limited to: the automotive industry, which influences our Service Solutions and Industrial Products and Services segments; the electric power and infrastructure markets, which influence our Industrial Products and Services and Cooling Technologies and Services segments; process equipment, chemical and petrochemical markets, which influence our Flow Technology segment; the non-residential facility construction markets, which influence our Technical Products and Systems and Industrial Products and Services segments; and the laboratory and life science markets, which influence our Technical Products and Systems segment. Demand for products in our Cooling Technologies and Services segment is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Accordingly, any downturn or competitive pricing pressures in those or other markets in which we participate could adversely affect us. Difficulties at Enron, Dynegy, NRG and other independent power producers has led to a change in the buying habits of some customers in the power generation markets, which has led to lower demand and price levels for our power transformers. A decline in automotive sales and production may not only affect our sales of components, tools and services to vehicle manufacturers and their dealerships, but also sales of components, tools and services to aftermarket customers, and could result in a decline in our results of operations or a deterioration in our financial condition. Similar cyclical changes could also affect aftermarket sales of products in our other segments. There is also substantial and continuing pressure from the major original equipment manufacturers, particularly in the automotive industry, to reduce costs, including the cost of products and services purchased from outside suppliers such as us. If in the future we were unable to generate sufficient cost savings to offset price reductions, our gross margins could be materially adversely affected. If demand changes and we fail to respond accordingly, our results of operations could be materially adversely affected in any given quarter or period. The downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any material adverse effects to our business. See “MD&A — Business Segment Information.” In addition, certain of our businesses have seasonal fluctuations. In aggregate, our businesses generally tend to be stronger in the second half of the year, particularly in the fourth quarter.

Consistent with many multi-industry, capital goods companies, certain of our businesses have been impacted in 2003 by soft economic conditions. There can be no assurance that the economic downturn will not worsen or that we will be able to sustain existing or create additional cost reductions to offset economic conditions, and the unpredictability and changes in the industrial markets in the current environment could continue and may adversely impact our results. Cost reduction actions often result in charges against earnings. We expect to take charges against earnings in 2004 in connection with implementing additional cost reduction actions at certain of our businesses. These charges can vary significantly from period to period and, as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of restructuring actions, which in turn can cause fluctuations in our stock price.

Further, the preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected further conditions, third party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We consider certain estimates and judgments that affect our future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations. Actual results may differ from the estimates and assumptions used in our financial statements and related notes.

If the fair value is insufficient to recover the carrying value of our goodwill and indefinite lived intangibles, a material non-cash charge to earnings could result.

At December 31, 2003, we had net goodwill and intangible assets of approximately $3,551.6 and shareholders’ equity of approximately $2,067.2. We account for goodwill and indefinite lived intangibles in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 states that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). In accordance with the transition provisions of SFAS No. 142, we recorded a non-cash impairment charge of $148.6 during 2002. As a policy, we conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite lived intangibles. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite lived intangibles, we may be required to write off a portion of the balance. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units were based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Based on the results of the impairment testing performed, no impairment of goodwill or indefinite lived intangibles existed as of December 31, 2003. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. Accordingly, we monitor impairment indicators across our industries and markets including, but not limited to, the power transmission, industrial tools, broadcast, telecommunications and warehouse construction markets. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known.

Our strategy to outsource more of the various elements of the products we sell subjects us to the business risks of our suppliers, which could have a material adverse impact on our operations.

Our increasing dependence on third party suppliers for outsourced products or components subjects us to the risk of customer dissatisfaction with the quality or performance of the products we sell because of supplier failure. In addition, business difficulties experienced by a third party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately our inability to supply products to our customers. Third party supplier business interruptions can include, but are not limited to, work stoppages, union negotiations and other labor disputes, as well as financial and credit difficulties.

A portion of our revenues is generated through long-term fixed price contracts, which could expose us to various risks including the risks of cost overruns, inflation and credit risks associated with certain customers.

A portion of our revenues and earnings is generated through long-term fixed price contracts. We recognize revenues from certain of these contracts using the percentage-of-completion method of accounting whereby revenue and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project. To the extent that we underestimate the remaining cost to complete a project, we may overstate the revenues and profit in a particular period. Further, certain of these contracts and our other contracts provide for penalties for failure to timely perform our obligations under a contract, or require that we, at our expense, correct and remedy to the satisfaction of the other party, certain defects. We may enter into additional long-term fixed price contracts of this type or other performance obligations in the future and there is no assurance that expenses relating to these provisions will not have a material adverse effect on our revenues and earnings.

We are subject to environmental and similar laws and potential liability relating to certain claims, complaints and proceedings, including those relating to environmental and other matters, arising in the ordinary course of business.

We are subject to various environmental laws, ordinances, regulations and other requirements of government authorities in the United States and other nations. These requirements may include, for example, those governing discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent that property or to borrow funds using that property as collateral. Under certain of these laws, ordinances or regulations, a party that disposes of hazardous substances or wastes at a third party disposal facility may also become a responsible party required to share in the costs of site investigation and environmental remediation. In connection with our acquisitions and divestitures, we may assume or retain significant environmental liabilities. Although we perform extensive due diligence with respect to acquisitions, divestitures and continuing operations, we may have environmental liabilities of which we are not aware. Future developments related to new or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our results of operations or financial position in the future. See Note 13 to our Consolidated Financial Statements for further discussion.

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are unaware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

In our opinion, these matters are either without merit or are of a kind that should not have a material adverse effect individually or in the aggregate on our financial position, results of operations or cash flows. However, we cannot assure you that recoveries from insurance or indemnification claims will be available or that any of these claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows. See “MD&A.”

It is our policy to comply fully with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third party waste disposal sites. We accrue an estimate of loss, including expenses, from legal actions or claims when events exist that make the loss or expenses probable and we can reasonably estimate them. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans developed by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, a difference in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals, we do not discount environmental or other legal accruals and do not reduce them by anticipated insurance recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

While we believe that our accruals related to environmental, litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate, we cannot assure you that our accruals and right to indemnity and insurance will be sufficient or that these items will be resolved without a material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate.

We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our profitability and cause us to incur incremental costs.

As of December 31, 2003, we had approximately 22,200 employees. Eighteen domestic collective bargaining units and various foreign collective labor arrangements cover approximately 3,800 employees. While we generally have experienced satisfactory relations at our various locations, we are subject to potential union campaigns, work stoppages, union negotiations and potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

Difficulties presented by international economic, political, legal, accounting and business factors could negatively affect our interests and business effort.

In 2003, approximately 31.6% of our sales were international. Sales originating from Germany and the United Kingdom in 2003 were $581.1 and $341.3, respectively. We are seeking to increase our sales outside the United States. Our international operations require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations also are subject to the following risks:

•	difficulty in managing, operating and marketing our international operations because of distance, as well as language and cultural differences;

•	increased strength of the U.S. Dollar will increase the effective price of our products sold in U.S. Dollars, which may have a material adverse effect on sales or require us to lower our prices and also decrease our reported revenues or margins in respect of sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices; likewise, decreased strength of the U.S. Dollar could have a material adverse effect on the cost of materials and products purchased overseas;

•	difficulty entering new international markets due to greater regulatory barriers than the United States and differing political systems;

•	increased costs due to domestic and foreign customs and tariffs, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and transportation and shipping expenses;

•	credit risk or financial condition of local customers and distributors;

•	potential difficulties in staffing and labor disputes;

•	risk of nationalization of private enterprises;

•	government embargos or foreign trade restrictions such as anti-dumping duties;

•	increased costs of transportation or shipping;

•	environmental laws and regulations;

•	ability to obtain supplies from foreign vendors and ship products internationally during times of crisis or otherwise;

•	potential difficulties in protecting intellectual property;

•	increased worldwide hostilities including, but not limited to, military action in Iraq;

•	potential imposition of restrictions on investments; and

•	local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. If certain conditions are met, the LYONs could be converted into shares of our common stock. The shares that are covered by the February LYONs and the May LYONs have been registered under the Securities Act. Subject to adjustment, the LYONs could be converted into an aggregate of 9.8 shares of common stock. In addition, as of December 31, 2003, approximately 19.9 shares of our common stock are issuable upon exercise of outstanding stock options by employees and non-employee directors. Additionally, we may issue a significant number of additional shares in connection with our acquisitions. We also have a shelf registration statement for 4.3 shares of common stock that may be issued in acquisitions, and we have a shelf registration statement for a total of $1,000.0, which may be used in connection with an offering of debt securities, preferred securities and/or common stock for general corporate purposes. Any additional shares issued could have a dilutive effect on our earnings per share.

Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and, accordingly, we may not consummate a transaction that our shareholders consider favorable.

Provisions of our Certificate of Incorporation and By-laws may inhibit changes in our control not approved by our Board. These provisions include, for example: a staggered board of directors; a prohibition on shareholder action by written consent; a requirement that special shareholder meetings be called only by our Chairman, President and Chief Executive Officer or our Board; advance notice requirements for shareholder proposals and nominations; limitations on shareholders” ability to amend, alter or repeal the By-laws; enhanced voting requirements for certain business combinations involving substantial shareholders; the authority of our Board to issue, without shareholder approval, preferred stock with terms determined in its discretion; and limitations on shareholders” ability to remove directors. We also have a shareholder rights plan designed to make it more costly and thus more difficult to gain control of us without the consent of our Board. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. In general, Section 203 prohibits us from engaging in a “business combination” with an “interested shareholder” (each as defined in Section 203) for at least three years after the time the person became an interested shareholder unless certain conditions are met.

Our technology is important to our success.

Because many of our products rely on proprietary technology, we believe that the development and protection of our intellectual property rights is critical to the success of our business. In order to maintain our market positions and margins, we need to continually develop and introduce high quality, technologically advanced and cost effective products on a timely basis. The failure to do so could result in a significant competitive disadvantage.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

(All amounts are in millions)

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes. We have interest rate protection agreements with financial institutions to limit exposure to interest rate volatility. Our currency exposures vary, but are primarily concentrated in the Euro, Canadian Dollar, and British Pound. We generally do not hedge translation exposures.

The following table provides information, as of December 31, 2003, about our primary outstanding debt obligations and presents principal cash flows, weighted average interest rates by expected maturity dates and fair values.

	Expected Maturity Date
	2004	2005	2006	2007	2008	After	Total	Fair Value
Long-term Debt:
7.5% senior notes	—	—	—	—	—	$500.0	$500.0	$543.8
Average interest rate						7.50%
6.25% senior notes	—	—	—	—	—	$300.0	$300.0	$308.3
Average interest rate						6.25%
LYONs, fully accreted (1)	—	—	—	—	—	$1,022.8	$1,022.8	$695.5
Average interest rate						2.75%
Term Loans	$24.8	$42.9	$54.1	$59.7	$276.7	$640.9	$1,099.1	$1,099.1
Average interest rate (2)	—	—	—	—	—	—	—	—

(1)	There are various factors that a LYON holder would use in deciding to exercise its put option. These factors include the price and volatility of our common stock, the interest yield on the LYONs above the risk free interest rate and other quantitative and qualitative factors. Based upon the terms of the February and May LYONs, holders may require us to purchase their LYONs on February 6, 2006 and May 9, 2005, respectively. If all the remaining February LYONs were settled in cash on February 6, 2006, we would be required to pay the holders approximately $660.4. If all the remaining May LYONs were settled in cash on May 9, 2005, we would be required to pay the holders approximately $18.1. Due to the uncertainty surrounding the actual exercise of these put options, the full accreted value of the outstanding February and May LYONs has been presented above based on their original maturity dates of February 6, 2021 and May 9, 2021, respectively.

(2)	As of December 31, 2003, we had outstanding variable rate term loans that bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. The Applicable Rate is a defined term per our credit facility that is based upon our historical Consolidated Leverage Ratio. For these instruments, we had outstanding swaps that effectively converted $1,100.0 of our variable rate debt to a fixed rate of approximately 6.8%. We account for these swaps as cash flow hedges and they expire at various dates, with the longest expiring in November 2009. As of December 31, 2003, the interest rate swap agreements had a fair value recorded as a long-term liability of $54.0.

We believe that current cash and equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations for the foreseeable future. In addition, we believe we have the ability and may elect to refinance the LYONs, if put, with other debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SPX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of

SPX Corporation:

We have audited the accompanying Consolidated Balance Sheets of SPX CORPORATION AND SUBSIDIARIES (the “Company”) as of December 31, 2003 and 2002, and the related Consolidated Statements of Income and Comprehensive Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through Statement 133 Implementation Issues, as of January 1, 2001.

As discussed in Note 8 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 24, 2004

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2003	2002	2001
	(In millions, except per share data)
Revenues	$5,081.5	$4,822.3	$3,853.4
Costs and expenses:
Cost of products sold	3,547.6	3,257.1	2,605.5
Selling, general and administrative	931.3	866.3	672.3
Goodwill and intangible amortization	10.5	7.3	61.8
Special charges	60.4	81.8	60.5

Operating income	531.7	609.8	453.3
Other income (expense), net	47.8	(2.0)	(10.0)
Equity earnings in joint ventures	34.3	36.6	35.0
Interest expense, net	(197.6)	(170.0)	(133.7)

Income from continuing operations before income taxes	416.2	474.4	344.6
Provision for income taxes	(151.6)	(185.5)	(154.7)

Income from continuing operations before change in accounting principle	264.6	288.9	189.9
Loss from discontinued operations, net of tax	(28.6)	(12.9)	(16.9)
Change in accounting principle	—	(148.6)	—

Net income	$236.0	$127.4	$173.0

Basic earnings per share of common stock:
Income from continuing operations before change in accounting principle	$3.44	$3.55	$2.61
Loss from discontinued operations	(0.37)	(0.16)	(0.23)
Change in accounting principle	—	(1.83)	—

Net income per share	$3.07	$1.56	$2.38

Weighted average number of common shares outstanding	76.802	81.440	72.616
Diluted earnings per share of common stock:
Income from continuing operations before change in accounting principle	$3.41	$3.48	$2.56
Loss from discontinued operations	(0.37)	(0.15)	(0.23)
Change in accounting principle	—	(1.79)	—

Net income per share	$3.04	$1.54	$2.33

Weighted average number of common shares outstanding	77.684	82.959	74.120

Comprehensive income (loss), net of tax:
Foreign currency translation adjustment	220.5	142.6	(39.3)
Change in fair value of cash flow hedges	20.2	(22.9)	(25.6)
Minimum pension liability adjustment	164.1	(226.8)	(2.6)

Other comprehensive income (loss), net of tax	404.8	(107.1)	(67.5)
Net income	236.0	127.4	173.0

Comprehensive income	$640.8	$20.3	$105.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$721.6	$541.3
Accounts receivable, net	1,002.5	991.8
Inventories, net	652.3	605.0
Prepaid expenses and other current assets	87.9	90.8
Deferred income taxes	197.4	229.9
Assets of discontinued operations	—	263.3

Total current assets	2,661.7	2,722.1

Property, plant and equipment	1,301.3	1,260.8
Accumulated depreciation	(566.6)	(493.5)

	734.7	767.3
Goodwill	2,932.4	2,596.0
Intangible assets, net	619.2	530.4
Other assets	677.0	475.7

TOTAL ASSETS	$7,625.0	$7,091.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$591.0	$482.6
Accrued expenses	826.6	789.3
Short-term debt	87.9	269.7
Current maturities of long-term debt	24.8	28.9
Liabilities of discontinued operations	—	86.7

Total current liabilities	1,530.3	1,657.2
Long-term debt	2,530.2	2,414.6
Deferred income taxes	850.8	595.1
Other long-term liabilities	644.1	720.5

Total long-term liabilities	4,025.1	3,730.2
Minority interest	2.4	11.7

Shareholders’ equity:
Common stock	878.1	868.0
Paid-in capital	897.2	863.3
Retained earnings	714.2	478.2
Unearned compensation	(40.7)	(46.1)
Accumulated other comprehensive income (loss)	207.2	(197.6)
Common stock in treasury	(588.8)	(273.4)

Total shareholders’ equity	2,067.2	1,692.4

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,625.0	$7,091.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury
(In millions)
Balance at December 31, 2000	$715.4	$134.8	$177.8	$(9.5)	$(23.0)	$(387.3)
Net income	—	—	173.0	—	—	—
Exercise of stock options and other incentive plan activity, net of tax	6.4	38.0	—	9.5	—	—
Acquisitions	111.2	549.7	—	—	—	286.8
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of tax of $3.9	—	—	—	—	5.9	—
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $20.9	—	—	—	—	(31.5)	—
Minimum pension liability adjustment, net of tax benefit of $4.0	—	—	—	—	(2.6)	—
Translation adjustments	—	—	—	—	(39.3)	—

Balance at December 31, 2001	833.0	722.5	350.8	—	(90.5)	(100.5)
Net income	—	—	127.4	—	—	—
Exercise of stock options and other incentive plan activity, net of tax	17.7	69.2	—	—	—	—
Exercise of warrants	5.1	19.1	—	—	—	—
Acquisitions	2.2	13.6	—	—	—	—
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $16.3	—	—	—	—	(22.9)	—
Minimum pension liability adjustment, net of tax benefit of $144.7	—	—	—	—	(226.8)	—
Restricted stock grant, net of $2.8 amortization	10.0	38.9	—	(46.1)	—	—
Treasury stock repurchased	—	—	—	—	—	(172.9)
Translation adjustments	—	—	—	—	142.6	—

Balance at December 31, 2002	868.0	863.3	478.2	(46.1)	(197.6)	(273.4)
Net income	—	—	236.0	—	—	—
Exercise of stock options and other incentive plan activity, net of tax	10.1	33.9	—	—	—	—
Net unrealized gain on qualifying cash flow hedges, net of tax of $12.3	—	—	—	—	20.2	—
Minimum pension liability adjustment, net of tax of $107.4	—	—	—	—	164.1	—
Amortization of restricted stock grant	—	—	—	5.4	—	—
Treasury stock repurchased	—	—	—	—	—	(315.4)
Translation adjustments	—	—	—	—	220.5	—

Balance at December 31, 2003	$878.1	$897.2	$714.2	$(40.7)	$207.2	$(588.8)

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Cash flows from (used in) operating activities:
Net income	$236.0	$127.4	$173.0
Loss from discontinued operations, net of tax	28.6	12.9	16.9
Change in accounting principle	—	148.6	—

Income from continuing operations before change in accounting principle	264.6	288.9	189.9
Adjustments to reconcile income to net cash from operating activities:
Special and other charges	60.4	94.4	69.1
(Gain) Loss on sale of assets	(15.5)	10.3	11.8
Deferred income taxes	138.9	135.8	116.6
Depreciation	111.4	108.7	84.7
Amortization of intangibles and other assets	12.2	12.1	64.7
Accretion of LYONs	19.4	22.5	19.2
Employee benefits	27.0	1.1	(34.1)
Other, net	33.0	19.3	11.6
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other	66.4	(23.0)	(58.8)
Inventories	20.9	1.1	45.9
Accounts payable, accrued expenses and other	(55.8)	(133.8)	16.6
Cash spending on restructuring actions	(66.5)	(85.8)	(50.8)

Net cash from continuing operations	616.4	451.6	486.4
Net cash (used in) from discontinued operations	9.7	(9.4)	9.2

Net cash from operating activities	626.1	442.2	495.6
Cash flows from (used in) investing activities:
Proceeds from asset and business sales	262.7	100.9	182.9
Business acquisitions and investments, net of cash acquired	(252.3)	(237.6)	(508.7)
Capital expenditures	(70.0)	(88.5)	(136.9)
Other, net	—	(7.5)	(22.5)

Net cash used in continuing operations	(59.6)	(232.7)	(485.2)
Net cash used in discontinued operations	(0.5)	(6.4)	(32.5)

Net cash used in investing activities	(60.1)	(239.1)	(517.7)
Cash flows from (used in) financing activities:
Additional debt borrowings	293.7	1,894.3	1,700.1
Repayments of debt borrowings	(459.5)	(1,869.4)	(1,328.3)
Net borrowings under other financing arrangements	69.5	(3.1)	(3.4)
Purchases of common stock	(315.4)	(172.9)	—
Common stock issued under stock incentive programs	14.8	49.1	44.9
Common stock issued under exercise of stock warrants	—	24.2	—
Other, net	(3.4)	(15.5)	—

Net cash (used in) from continuing operations	(400.3)	(93.3)	413.3
Net cash used in discontinued operations	—	(13.9)	(4.9)

Net cash (used in) from financing activities	(400.3)	(107.2)	408.4

Net change in cash and equivalents	$165.7	$95.9	$386.3
Consolidated cash and equivalents at beginning of year	$555.9	$460.0	$73.7

Consolidated cash and equivalents at end of year	$721.6	$555.9	$460.0

Cash and equivalents of discontinued operations	$—	$14.6	$17.0
Cash and equivalents of continuing operations	$721.6	$541.3	$443.0
Supplemental disclosure of cash flow information:
Interest paid	$135.0	$151.9	$122.0
Income taxes paid	$5.5	$21.5	$35.2
Noncash investing and financing activities:
Fair value of shares issued for acquisitions	$—	$15.8	$947.7

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting and financial policies are described below as well as in other Notes that follow.

Basis of Presentation — The consolidated financial statements include our accounts after the elimination of inter-company transactions. Investments in unconsolidated companies where we do not exercise significant control and are not the majority shareholder are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current-year presentation, including the results of discontinued operations. These reclassifications had no impact on previously reported results of operations, in total, or on total shareholders’ equity. On May 5, 2003, we completed the sale of our Inrange Technologies Corporation subsidiary (“Inrange”). The results of Inrange are reported as discontinued operations in our consolidated financial statements. Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations only (see Note 4 for more information on the sale of Inrange). In connection with the October 24, 2002 two-for-one stock split, the capital accounts, all share data and earnings per share data in this report give effect to the stock split, applied retroactively, for all periods presented.

Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate. Gains and losses on foreign currency translations are reflected as a separate component of shareholders’ equity and other comprehensive income. Transaction gains and losses are included in net income and were not material in any year.

Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition — We recognize revenues from product sales upon shipment to the customer, except for revenues from service contracts and long-term maintenance arrangements, which are deferred and recognized on a straight line basis over the agreement period, and revenues from certain construction/installation contracts, which are recognized using the percentage-of-completion method of accounting. Under the percentage-of-completion method, revenue is recognized based on effort or costs incurred to date as compared to total estimated effort or cost of the total contract. We realize profit at the time revenue is recognized based on our estimates as to the project status and the costs remaining to complete a particular project. Accounts receivable included $142.4 and $99.2 of amounts not yet billed under these contracts at December 31, 2003 and 2002, respectively. Certain sales to distributors made with return rights and/or price protection features are recognized upon shipment to the customer. Expected returns under these contracts, approximately 0.1% of total revenues, can be reasonably estimated and are accrued for at the time of sale, and either a restocking charge is assessed on a return (up to 25% of sales price) or the customer must issue a replacement order before the return is authorized. We included amounts billed for shipping and handling in revenues. In addition, costs incurred for shipping and handling are recorded in cost of products sold and not netted against amounts billed.

Research and Development Costs — We expense internal research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense as incurred until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” until the product is available for general release. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

costs are amortized over the lesser of three years or the economic life of the related products and we include the amortization in cost of products sold. We perform a periodic review of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any remaining capitalized amounts. We expensed approximately $96.1 of research activities relating to the development and improvement of our products in 2003, $95.5 in 2002 and $81.3 in 2001.

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

Stock Based Employee Compensation — We have a stock based compensation plan, including stock option, restricted stock and restricted stock unit awards. We account for our stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, except for awards of restricted stock, we do not recognize any compensation expense. We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.”

In December 2003, the Compensation Committee of the Board of Directors announced its intent to issue restricted stock and restricted stock units in lieu of stock options for stock-based employee compensation to eligible employees commencing with grants in the first quarter of 2004. Accordingly, under APB No. 25 these awards to employees are required to be expensed over the vesting period. Non-cash compensation expense associated with restricted stock awards was $5.4, $2.8 and $0.0 in 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

We have applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost is reflected in net income for stock option awards as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, the following table illustrates the pro forma effect on income from continuing operations and net income, in total and on a per share basis, in 2003, 2002 and 2001 had the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” been applied to stock-based employee compensation.

	For the Year Ended December 31,
	2003	2002	2001
Net Income—as reported	$236.0	$127.4	$173.0
Add: Stock-based employee compensation expense included in reported net income	5.4	2.8	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(39.6)	(38.9)	(21.5)
Awards granted above market value	(44.6)	(45.1)	(41.8)

Net Income—pro forma	$157.2	$46.2	$109.7

Basic earnings per share of common stock:
Income per share—as reported	$3.07	$1.56	$2.38
Income per share—pro forma	2.05	0.57	1.51
Diluted earnings per share of common stock:
Income per share—as reported	$3.04	$1.54	$2.33
Income per share—pro forma	2.02	0.56	1.48
Basic earnings per share of common stock from continuing operations:
Income per share—as reported	$3.44	$3.55	$2.61
Income per share—pro forma	2.42	2.56	1.74
Diluted earnings per share of common stock from continuing operations:
Income per share—as reported	$3.41	$3.48	$2.56
Income per share—pro forma	2.39	2.50	1.71

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Our option grants are generally made during the first week of the year. Assumptions used in determining the fair value of the options are based upon relevant data existing at the date of grant and are as follows:

	2003	2002	2001
Weighted-average fair value of options:
Granted at market value	$18.25	$34.17	$25.17
Granted above market value	—	—	25.96
Weighted-average exercise price of options:
Granted at market value	$38.72	$69.15	$50.27
Granted above market value	—	—	79.00
Principal Assumptions:
Expected option life in years	6.0	6.0	6.0
Risk free interest rate	3.3%	4.6%	4.7%
Expected volatility	40.3%	44.4%	44.4%
Expected dividend yield	0.0%	0.0%	0.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

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

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. These rules require that derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These standards can result in additional volatility in reported earnings, other comprehensive income and accumulated other comprehensive income.

Initially, upon adoption of the derivative accounting requirements, and prospectively, on the date a derivative contract is entered into, SFAS No. 133 requires that a qualifying derivative be designated as (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

We document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the balance sheets at fair value in other assets or other liabilities. We also assess, both at inception and quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item.

The effective portion of the changes in the fair value of our interest rate swaps, which are designated as cash flow hedges, is recorded in accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value is recorded as a component of interest expense. Changes in fair value are assessed quarterly based on dealer quotes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Listed below are certain significant estimates and assumptions used in the preparation of our financial statements. Certain other estimates and assumptions are further explained in the related Notes.

Allowance for Doubtful Accounts — We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. Summarized below is the activity for the allowance for doubtful accounts.

	2003	2002	2001
Allowance for doubtful accounts:
Balance at beginning of year	$32.3	$26.3	$14.2
Acquisitions/divestitures, net	2.7	3.5	10.5
Provisions	16.0	17.3	17.4
Write offs, net of recoveries	(12.2)	(14.8)	(15.8)

Balance at end of year	$38.8	$32.3	$26.3

Inventory — We estimate losses for excess and or obsolete inventory based on the aging of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.

Impairment of Long-Lived Assets and Intangibles Subject to Amortization — We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets to determine if a write-down is appropriate. If we identify an impairment, we will report a loss to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

In determining the estimated useful lives of definite lived intangibles, we consider the nature, competitive position, life cycle position, and historical and expected future operating cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection.

Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually as of December 31 and continually review whether triggering events have occurred to determine whether the carrying value exceeds the implied value. The fair value of reporting units is based on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition including volume, price, service, product performance, and technical innovations, as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are current accrued expenses at December 31, 2003 and 2002.

	December 31,
	2003	2002
Employee benefits	$264.5	$256.1
Warranty	81.2	64.2
Other (1)	480.9	469.0

	$826.6	$789.3

(1)	Other is comprised of various items including legal and income taxes payable, none of which individually meet the threshold for separate disclosure.

Legal — It is our policy to accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the losses or expenses probable and they can be reasonably estimated.

Environmental Remediation Costs — We expense costs incurred to investigate and remediate environmental issues unless they extend the economic useful life of related assets. We record liabilities and report expenses when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third-parties. We do not discount environmental obligations or reduce them by anticipated insurance recoveries.

Self-Insurance — We are primarily self-insured for workers’ compensation, automobile, product, and general liability costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuary valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover liability costs in excess of predetermined retained amounts.

Warranty — In the normal course of business, we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. In addition, due to the seasonal fluctuations at certain of our businesses, the timing of warranty provisions and the usage of warranty accruals can vary period to period. We make adjustments to initial obligations for warranties as changes in the obligations become reasonably estimable. The following is an analysis of our product warranty accrual in 2003:

Balance at beginning of year	$64.2
Acquisitions/divestitures, net	15.6
Provisions	37.7
Usage	(36.3)

Balance at end of year	$81.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Employee Benefit Plans — We have defined benefit plans that cover a significant portion of our salaried and hourly paid employees, including certain employees in foreign countries. For the year ended December 31, 2003, we had $4.9 of net pension benefit income derived from our defined benefit plans. We derive pension benefit income from an actuarial calculation based on the defined benefit plans’ provisions and management’s assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on assets. Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. Management sets the discount rate based on the yield of high quality fixed income investments, commonly defined as fixed income investments with at least a Moody’s AA credit rating. The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, management also consults with independent actuaries in determining these assumptions. See Note 9 for more information.

(3)  NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The provisions of SFAS No. 143 require that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset, be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. We have adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of this statement has not had and is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94-3 and we have adopted the provisions of SFAS No. 146 for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has impacted the timing of recognition of certain restructuring costs, but has not had a material impact on our financial position and results of operations. Refer to Note 6 for additional disclosure regarding our exit and disposal activities.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued, including matters such as commercial product warranties. The disclosure requirements in this interpretation are effective for periods ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the recognition provisions of FIN 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows. Refer to Note 13 for the additional disclosure information as required by FIN 45.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004. The adoption of this statement in 2004 is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and is related to certain derivatives embedded in other contracts and for hedging activities under SFAS 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. SFAS No. 149 has not had an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 has not had an impact on our financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of FASB Statements No. 87, 88, and 106”. SFAS No. 132R revises disclosures requirements for pension plans and other postretirement plans to provide additional information in both interim and annual financial statements regarding the type of plan assets, investment strategy, expected future cash flows and the general approach in developing plan assumptions. We have adopted the provisions of this statement as of December 31, 2003. Refer to Note 9 for the additional disclosure required by SFAS No. 132R.

In January 2004, the FASB issued Financial Staff Position (FSP) SFAS No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP SFAS No. 106-1 introduces accounting guidance for the Act’s subsidy provisions given to health care plan sponsors who provide specified levels of postretirement healthcare benefits. We have not accounted for the subsidy provisions of the Act as of December 31, 2003 as allowed under FSP SFAS No. 106-1; however, refer to Note 9 for the additional disclosure required by FSP SFAS No. 106-1.

(4)  ACQUISITIONS AND DIVESTITURES

We use acquisitions as a part of our strategy to acquire access to new technology, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. We continually review each of our businesses pursuant to our “grow, fix or sell” strategy. Acquisitions and divestitures for the twelve months ended December 31, 2003, 2002 and 2001 are described below.

All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of consolidated income include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition. Refer to Note 8 for additional disclosure on the purchase price allocation of the following acquisitions.

Acquisitions — 2003

In the Technical Products and Systems segment, we completed seven acquisitions. Our security and building life-safety systems platform completed three acquisitions, IDenticard Systems, Inc., Upper Valley Fire Protection Ltd. and Ziton Australia, for an aggregate cash purchase price of $53.8. The acquired companies had combined revenues of $44.3 in the last twelve months prior to their respective dates of acquisition. The broadcast and communications systems and services platform completed two acquisitions, Brookstone and Flash Technology, for an aggregate purchase price of $62.1. The acquired companies had combined revenues of $72.9 in the last twelve months prior to their respective dates of acquisition. Our electrical test and measurement solutions platform completed the acquisition of the Test and Measurement business from Thermo Electron Corporation, which consisted of Nicolet Instrument Technologies and Gould Instrument Systems (collectively, “Nicolet”), for a cash purchase price of $20.4. Nicolet had revenues of $26.0 in the last twelve months prior to the date of acquisition. Our laboratory and life sciences platform completed the acquisition of Integrated Validation Services, Inc. (“IVS”), for a cash purchase price of $4.6. IVS had revenues of $3.1 in the last twelve months prior to the date of acquisition.

In the Industrial Products and Services segment, we completed three acquisitions for a cash purchase price of $22.0. The acquired companies had revenues of $34.9 in the last twelve months prior to their respective dates of acquisition.

In the Flow Technology segment, we completed one acquisition. Our fluid systems platform completed the acquisition of Hankison International (“Hankison”) for a cash purchase price of $35.5. Hankison had revenues of $64.2 in the last twelve months prior to the date of acquisition.

In the Cooling Technologies and Services segment, we completed the acquisitions of Rothemuhle and the Hamon Cie Global Dry and NAFTA Wet Cooling Businesses (“Hamon”) for an aggregate cash purchase price of $58.1. Of the purchase price, $17.5 is being held back by us as of December 31, 2003 and may be paid in future years. The acquired companies had revenues of $147.0 in the last twelve months prior to the dates of acquisition.

In the Service Solutions segment, we completed the acquisition of Kitba Consulting Services, L.P. (“Kitba”) for a cash purchase price of $5.0. Kitba had revenues of $10.0 in the last twelve months prior to the date of acquisition.

These acquisitions are not material individually or in the aggregate.

Acquisitions — 2002

In the Technical Products and Systems segment, we completed seven acquisitions with an aggregate purchase price of $116.6, which included the issuance of shares of our common stock valued at $2.9. In aggregate, the acquired companies had revenues of $161.2 in the twelve months prior to their respective dates of acquisition. These acquisitions include Dukane Communications Systems and Vance International, Inc., both of which were integrated into our security and integrated building life-safety systems platform.

In the Industrial Products and Services segment, we completed one acquisition for a purchase price of $13.4, which included the issuance of shares of our common stock valued at $11.5. The acquired company had revenues of $9.6 in the twelve months prior to the date of acquisition. The acquisition was made by our power systems platform.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

In the Flow Technology segment, we completed two acquisitions with an aggregate purchase price of $80.0. The acquired companies had revenues of $54.5 in the twelve months prior to their respective dates of acquisition. These acquisitions include the acquisition of certain assets and liabilities of Daniel Valve Company. We acquired Daniel Valve for a cash purchase price of $72.0. Daniel Valve had revenues of $46.7 in the twelve months prior to the date of acquisition.

In the Cooling Technologies and Services segment, we completed two acquisitions with an aggregate purchase price of $48.7. These acquisitions include the acquisition of certain assets and liabilities of Balcke Cooling Products Group (“Balcke”). We acquired Balcke for a net purchase price of approximately $44.3, which includes debt assumed. Of the purchase price, $14.0 was held in escrow as of December 31, 2002 to be paid in future years. In aggregate, the acquired companies had revenues of $261.0 in the twelve months prior to their respective dates of acquisition.

In the Service Solutions segment, we completed one acquisition for a purchase price of $5.0. The acquired company had revenues of $4.8 in the twelve months prior to the date of acquisition. This acquisition is part of the technical information and services business.

These acquisitions are not material individually or in the aggregate.

Acquisitions — 2001

In the Technical Products and Systems segment we completed six acquisitions with an aggregate purchase price of $402.4. In aggregate, the acquired companies had revenues of $260.8 in the last twelve months prior to their respective dates of acquisition. These acquisitions include Kendro Laboratory Products, L.P. by our life-sciences business platform and TCI International and Central Tower by our broadcast and communication systems and services platform. The acquisition of Kendro was completed in July 2001 for $320.0 in cash and accounted for using the purchase method of accounting under SFAS No. 141.

In the Industrial Products and Services segment, we completed three acquisitions with an aggregate purchase price of $52.3. In aggregate, the acquired companies had revenues of $70.1 in the last twelve months prior to their respective dates of acquisition.

In the Flow Technology segment, we completed three acquisitions with an aggregate purchase price of $29.3. In aggregate, the acquired companies had revenues of $56.8 in the last twelve months prior to their respective dates of acquisition.

These acquisitions are not material individually or in the aggregate.

UDI Acquisition — May 24, 2001

On May 24, 2001, we completed the acquisition of United Dominion Industries Limited (“UDI”) in an all-stock transaction valued at $1,066.9. We issued a total of 18.770 shares of our common stock (7.780 from treasury) to complete the transaction. We also assumed or refinanced $884.1 of UDI debt bringing the total transaction value to $1,951.0. UDI manufactured products including: electrical test and measurement solutions; cable and pipe locating devices; laboratory testing chambers; industrial ovens; electrodynamic shakers; air filtration and dehydration equipment; material handling devices; electric resistance heaters; soil, asphalt and landfill compactors; specialty farm machinery; pumps; valves; cooling towers; boilers; leak detection equipment; and aerospace components.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Divestitures — 2003

In the first quarter of 2003, as part of our ongoing strategic review process, we evaluated several alternatives for our publicly traded subsidiary Inrange Technologies Corporation (“Inrange”), which was part of our Technical Products and Systems segment, and concluded that it was a better strategic fit with another company. Therefore, on April 7, 2003, we announced that we had signed a definitive agreement with Computer Network Technology Corporation (“CNT”) to sell our ownership of the outstanding shares of Inrange. On May 5, 2003, the sale of Inrange to CNT closed and our portion of the cash proceeds was $148.5, after a $24.5 settlement of an inter-company note payable by us to Inrange. Our loss on the sale of Inrange, net of tax, was $18.9.

We have accounted for Inrange as a discontinued operation, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The results of Inrange for all periods presented are included in the consolidated financial statements as discontinued operations.

For the years ended December 31, 2003, 2002 and 2001, total revenues from discontinued operations were $48.3, $223.5, and $260.9, respectively. For the years ended December 31, 2003, 2002 and 2001, pre-tax loss from discontinued operations was $15.4, $21.2 and $30.6, respectively.

The major classes of assets and liabilities of Inrange included in the accompanying consolidated balance sheet as of December 31, 2002 are shown below. The amounts below exclude inter-company balances and may differ from Inrange’s publicly issued financial statements to conform to the presentation in our consolidated balance sheet as of December 31, 2002.

2002
Assets:
Cash and equivalents	$14.6
Accounts receivable, net	61.5
Inventories, net	27.5
Other current assets	10.7
Net property, plant and equipment	16.7
Goodwill and intangibles, net	107.1
Other assets	25.2

Assets of discontinued operations	$263.3

Liabilities:
Accounts payable	$14.4
Accrued expenses and other	35.2
Long-term debt	—
Deferred income taxes	37.1

Liabilities of discontinued operations	$86.7

In the third quarter of 2003, we sold our 20% interest in the Assa Abloy door joint venture for $76.2 and recognized a $1.9 gain on the sale. We previously accounted for our interest in this joint venture under the equity method of accounting. In the fourth quarter of 2003, we sold substantially all of the assets and liabilities of a non-strategic material handling product line for $24.0 in cash.

Divestitures — 2002

In 2002, we sold substantially all of the assets and liabilities of a non-strategic machinery equipment product line and a material handling product line. In total, we received $64.5 in cash for these divestitures and recorded a loss of $10.3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

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

On August 27, 2001, we sold substantially all of the assets and liabilities of our petroleum pump product line, formerly of UDI, for a cash purchase price of $40.0. This product line was classified as held-for-sale as of the acquisition date, and accordingly, we recorded no gain or loss on the sale. In 2000, this product line had sales of $68.1.

During the fourth quarter of 2001 and in separate transactions, we sold five other product lines, all of which were formerly of UDI, for total consideration of $89.4 in cash and a note of $1.6, which was subsequently collected. These product lines were classified as held-for-sale as of the acquisition date, and accordingly, we recorded no gain or loss on the sale.

(5)  BUSINESS SEGMENT INFORMATION

We are a global provider of technical products and systems, industrial products and services, flow technology, cooling technologies and services and service solutions in over 20 countries. We offer a diverse collection of products, which include fire detection and building life-safety products, TV and radio broadcast antennas and towers, life science products and services, power transformers, compaction equipment, high-tech die castings, dock products and systems, cooling towers, air filtration products, valves, back-flow prevention and fluid handling equipment, and metering and mixing solutions. Our products and services also include specialty service tools, diagnostic systems, service equipment and technical information services. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

We have aggregated certain operating segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The primary aggregation factors considered in determining the segments were the nature of products sold, production processes and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering special and other charges, including those recorded in cost of products sold. This is consistent with the way our chief operating decision maker evaluates the results of each segment. Our results of operations are reported in five segments: Technical Products and Systems, Industrial Products and Services, Flow Technology, Cooling Technologies and Services and Service Solutions.

In 2003, our cooling technologies business exceeded ten percent of total segment revenue. As a result, and in accordance with SFAS No. 131, we have begun reporting the results of cooling technologies and services as a separate reportable business segment. As required by SFAS No. 131, the determination of the ten percent threshold should be evaluated in connection with future prospects and not necessarily on the current indicators only. Based on current forecasts, including the acquisition of Hamon in December 2003, we believe the cooling technologies business will continue to exceed the ten percent threshold criteria established by SFAS No. 131. All prior periods presented have been restated to separate Cooling Technologies and Services from our Flow Technology segment.

Revenues by business segment represent sales to unaffiliated customers, and no one customer or group of customers under common control accounted for more than 10% of our consolidated sales. Intercompany sales

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

among segments are not significant. Identifiable assets by business segment are those used in company operations in each segment. General corporate assets are principally cash, pension assets, deferred tax assets, certain prepaid expenses, corporate fixed assets and our 44.5% interest in the EGS Electrical Group joint venture.

Technical Products and Systems

Our Technical Products and Systems segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions.

This segment includes operating units that design, manufacture and market laboratory and life science products and services, security and integrated building life-safety systems and services, broadcast and communication systems and services, and electrical test and measurement solutions.

Industrial Products and Services

The strategy of our Industrial Products and Services segment is to provide “Productivity Solutions for Industry”. This segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment.

This segment includes operating units that design, manufacture and market power systems, compaction equipment and specialty engineered products, including engineered components and subsystems, loading dock products and heat and ventilation products.

Flow Technology

Our Flow Technology segment designs, manufactures and markets solutions and products that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications and air flow treatment systems.

Cooling Technologies and Services

Our Cooling Technologies and Services segment designs, manufactures and services cooling products for markets throughout the world. Offering both dry and wet cooling systems, this segment provides a diverse offering of products for power generation, refrigeration, HVAC and industrial markets. This business is currently focused on expanding its global reach, including expanding its dry cooling manufacturing capacity in China, as well as increasing tower reconstruction service offerings.

Service Solutions

Our Service Solutions segment consists of three primary units: diagnostic systems and service equipment, specialty tools and technical information and services. The strategy of this segment is to focus on the design, manufacture and marketing of a wide range of specialty service tools, hand-held diagnostic systems and service equipment, inspection gauging systems, and technical and training information, primarily for the franchised vehicle dealer industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Financial data for our business segments, including the results of acquisitions from the dates of the respective acquisitions, are as follows:

	2003	2002	2001
Revenues:
Technical Products and Systems	$1,252.1	$1,113.9	$877.0
Industrial Products and Services	1,425.0	1,603.2	1,391.4
Flow Technology	981.8	948.9	722.8
Cooling Technologies and Services	631.7	436.8	189.7
Service Solutions	790.9	719.5	672.5

Total	$5,081.5	$4,822.3	$3,853.4

Segment income:
Technical Products and Systems	$205.3	$222.9	$179.3
Industrial Products and Services	137.0	233.0	186.5
Flow Technology	163.6	167.7	118.0
Cooling Technologies and Services	72.5	51.6	18.0
Service Solutions	87.3	86.5	68.5

Total Segment Income	665.7	761.7	570.3
General Corporate	(73.6)	(57.5)	(47.9)
Special and Other Charges (1)	(60.4)	(94.4)	(69.1)

Consolidated Operating Income	$531.7	$609.8	$453.3

Capital expenditures:
Technical Products and Systems	$30.5	$27.6	$10.7
Industrial Products and Services	19.8	21.4	75.5
Flow Technology	8.5	15.1	16.5
Cooling Technologies and Services	4.7	4.7	1.7
Service Solutions	4.0	6.4	10.3
General Corporate	2.5	13.3	22.2

Total	$70.0	$88.5	$136.9

Depreciation and amortization:
Technical Products and Systems	$29.4	$25.4	$24.5
Industrial Products and Services	42.7	43.1	59.4
Flow Technology	26.1	25.4	28.8
Cooling Technologies and Services	9.2	6.1	4.2
Service Solutions	12.9	17.3	30.7
General Corporate	3.3	3.5	1.8

Total	$123.6	$120.8	$149.4

Identifiable assets:
Technical Products and Systems	$1,591.8	$1,335.1	$1,000.6
Industrial Products and Services	1,807.5	1,840.3	2,069.9
Flow Technology	1,442.3	1,230.6	1,069.7
Cooling Technologies and Services	882.0	708.0	497.3
Service Solutions	695.1	682.1	899.9
General Corporate	1,206.3	1,032.1	1,262.4
Discontinued Operations	—	263.3	280.3

Total	$7,625.0	$7,091.5	$7,080.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

(1)	2002 includes special and other charges of $94.4, $12.6 of which is included in cost of products sold. 2001 includes $69.1 of special and other charges, $8.6 of which is included in cost of products sold. See Note 6 for further discussion.

Geographic Areas:	2003	2002	2001
Revenues — Unaffiliated Customers: (1)
United States	$3,473.6	$3,570.2	$3,030.1
Germany	581.1	374.2	204.0
United Kingdom	341.3	282.0	195.9
Other	685.5	595.9	423.4

	$5,081.5	$4,822.3	$3,853.4

Tangible Long Lived Assets:
United States	$1,144.0	$1,008.2	$1,295.4
Other	267.7	234.8	232.1

Long lived assets of continuing operations	$1,411.7	$1,243.0	$1,527.5
Long lived assets of discontinued operations	—	41.9	61.9

Total tangible long lived assets	$1,411.7	$1,284.9	$1,589.4

Total Assets:
United States	$5,641.4	$5,453.9	$5,767.6
Other	1,983.6	1,637.6	1,312.5

	$7,625.0	$7,091.5	$7,080.1

(1)	Revenues by geographic area are reported based on the revenues’ country of origination.

(6)  SPECIAL AND OTHER CHARGES

As part of our business strategy, we right-size and consolidate operations to drive results. Additionally, due to our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. As a result of our strategic review process, we recorded special charges of $60.4 in 2003, $81.8 in 2002 and $60.5 in 2001. These special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce our work force, rationalize certain product lines and recognize asset and goodwill impairments. Additionally, we recorded other charges to cost of products sold of $12.6 in 2002 and $8.6 in 2001, primarily for discontinued product lines and other product changes associated with restructuring initiatives.

The purpose of our restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency. We estimate that we will achieve operating cost reductions in 2004 and beyond through reduced employee and manufacturing costs and other facility overhead.

The components of the charges have been computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs, including severance and other employee benefits based on existing severance policies and local laws.

In 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for all exit and disposal activities entered into after December 31, 2002. The standard requires us to recognize costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as previously provided for under Emerging Issues Task Force (“EITF”) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 has impacted the timing of recognition of certain restructuring costs by postponing the cost recognition beyond the plan commitment date.

Non-cash asset impairments are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Typically, our non-cash asset impairments arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured business. For these situations, we recognize an impairment loss when the carrying amount of an asset exceeds the sum of the cash flows expected to result from the use and eventual disposition of the asset. Realization values for assets subject to impairment testing are determined primarily by management, taking into consideration various factors including third-party appraisals, quoted market prices or previous experience. If an impaired asset remains in service at the decision date, the asset is written down to its fair value and the resulting net book value is depreciated over its remaining economic useful life. When we commit to a plan to sell an asset, including the initiation of a plan to locate a buyer and it is probable that the asset will be sold within one year based on its current condition and sales price, depreciation of the asset is discontinued and the asset is determined to be an asset held for sale.

Special and other charges for the years ended December 31, 2003, 2002 and 2001 are described in more detail below and in the applicable sections that follow.

	2003	2002	2001
Employee termination costs	$27.8	$43.2	$18.1
Facility consolidation costs	6.6	10.4	13.9
Other cash costs	3.7	9.1	9.6
Non cash asset write-downs (1)	22.3	31.7	25.9
In-process technology	—	—	1.6

Total	$60.4	$94.4	$69.1

(1)	Of the total non-cash asset write-downs, we recorded $12.6 and $8.6 of non-cash inventory write-downs as a component of cost of products sold in 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

At December 31, 2003, a total of $20.3 of restructuring liabilities remained on the consolidated balance sheet as shown below. With the exception of certain multi-year operating leases and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2000 through December 31, 2003:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Impairments & Write-Downs	Total
Balance at December 31, 2000	$10.0	$5.7	$—	$—	$15.7
Special and Other Charges	18.1	13.9	9.6	27.5	69.1
Non-Cash Asset Write-Downs	—	—	—	(27.5)	(27.5)
Cash Payments	(12.9)	(7.6)	(5.4)	—	(25.9)

Balance at December 31, 2001	$15.2	$12.0	$4.2	$—	$31.4
Special and Other Charges	43.4	10.6	9.8	31.7	95.5
Adjustments	(0.2)	(0.2)	(0.7)	—	(1.1)
Non-Cash Asset Write-Downs	—	—	—	(31.7)	(31.7)
Cash Payments	(28.2)	(6.6)	(10.6)	—	(45.4)

Balance at December 31, 2002	$30.2	$15.8	$2.7	$—	$48.7
Special and Other Charges	30.8	7.7	3.7	22.3	64.5
Adjustments	(3.0)	(1.1)	—	—	(4.1)
Non-Cash Asset Write-Downs	—	—	—	(22.3)	(22.3)
Cash Payments	(47.6)	(16.0)	(2.9)	—	(66.5)

Balance at December 31, 2003	$10.4	$6.4	$3.5	$—	$20.3

2003 Charges

In 2003, we employed the business practices of our Value Improvement Process® by announcing and committing to the closure of sixteen manufacturing, sales and administrative facilities worldwide by exiting or outsourcing unprofitable or low margin product lines, by consolidating and combining certain businesses, and by continuing to right-size our operations. We took these restructuring actions to strategically reorganize and realign our businesses to better position the company in the markets and industries in which we operate. In 2003, we committed to initiatives that would reduce our headcount by approximately 1,360 hourly and salaried employees located in the United States, Canada South Africa and the United Kingdom. In total, we recorded net special charges of $60.4 in 2003 of which $38.1 requires the use of cash and $22.3 was a non-cash cost.

In the Technical Products and Systems segment, we recorded $17.8 of charges related primarily to employee benefit costs and asset impairments. In 2003, our laboratory and life science products platform announced the closure of a manufacturing and administrative facility in Newtown, Connecticut. The operations at this facility have been outsourced or consolidated into the platform’s headquarters in Asheville, North Carolina. As a result of the facility closure, we recorded impairment charges for certain machinery and equipment. We consolidated facilities and product lines at our broadcast and communication systems and services platform, which resulted in the closure of a manufacturing facility in Palmyra, Missouri and one in Mahwah, New Jersey. In addition, we recorded charges at our security and building life safety systems platform for rightsizing actions that included a worldwide workforce reduction and the consolidation of an existing administrative facility in Falls Church, Virginia into a facility acquired with our acquisition of Vance International. These restructuring actions resulted in the termination of approximately 363 hourly and 194 salaried employees located in the United States, Canada, the United Kingdom and South Africa.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

In the Industrial Products and Services segment, we recorded $24.3 of charges relating primarily to employee benefit costs and asset impairments for initiatives taken to right size manufacturing and administrative operations and the exit of a product line at our specialty engineered products platform. We completed plans to consolidate and relocate to Mexico certain manufacturing operations of our dock products business by closing a manufacturing facility in Milwaukee, Wisconsin. As a result of the facility closure, we recorded impairment charges for certain plant and equipment that will not be used in the continuing operations. Our industrial tools and hydraulic unit business closed a manufacturing facility in the United Kingdom, with certain operations being outsourced or relocated to another facility. Our power systems platform implemented a strategy to exit certain of its breaker repair and service operations, which resulted in workforce reductions and the closure of three field service offices located in Rochester, New York, Cincinnati, Ohio, and Cleveland, Ohio. In addition, our compaction equipment business initiated a plan to outsource certain non-core manufacturing support activities in Boppard, Germany. When completed, we anticipate that these restructuring actions will result in the termination of approximately 328 hourly and 114 salaried employees.

In the Flow Technology segment, we recorded $10.3 of charges relating primarily to employee benefit and facility consolidation costs resulting from the execution of our process equipment business consolidation strategy. This business consolidation resulted in workforce reductions, the closure of a manufacturing facility in Reading, Pennsylvania, and the closure of an administrative office in Roselle, Illinois. Other actions taken at our fluid systems platform were predominantly for the integration of existing air treatment operations into the recently acquired Hankison operations and the closure of a manufacturing facility in Ocala, Florida. In total we expect that, these restructuring and integration initiatives will result in the termination of approximately 104 hourly and 123 salaried domestic employees.

In the Cooling Technologies and Services segment, we recorded $6.1 in charges relating primarily to employee benefits, facility consolidation costs and asset impairments. Facility consolidations resulted in the closure of a manufacturing facility located in Eloy, Arizona, and sales and administrative offices located in Santa Rosa, California, Atlanta, Georgia and Philadelphia, Pennsylvania. In total, these restructuring and integration actions of the segment resulted in the termination of approximately 56 hourly and 52 salaried domestic employees.

In the Service Solutions segment, we recorded $1.9 of charges relating primarily to facility consolidation costs and as-incurred exit costs associated with the closure of our Montpelier, Ohio manufacturing facility. In addition, employee benefit costs were recorded for a workforce reduction at our technical information and services product line. This rightsizing action resulted in the termination of approximately 12 hourly and 22 salaried employees in the United States, France and the United Kingdom.

2002 Charges

In 2002, we employed the business practices of our Value Improvement Process® by announcing and closing nine manufacturing, sales and administrative facilities in North America and Europe, by exiting or outsourcing unprofitable or low margin product lines, by consolidating and combining certain businesses, and by continuing to right-size our operations. We took these restructuring actions to strategically reorganize and realign our businesses to better position the company in the markets and industries in which we operate. In 2002, we committed to initiatives that reduced our headcount by approximately 1,273 hourly and salaried employees located in the United States, Canada and the United Kingdom.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

In total, we recorded net charges of $94.4 in 2002, of which $12.6 were recorded as a component of cost of products sold. The inventory charges recorded in cost of products sold were associated with the realignment of certain inventory related primarily to certain market conditions and our decision to outsource non-core components, mechanical tool assemblies and portions of our air conditioning product lines. Of the $94.4 cumulative charge, $62.7 required the use of cash and $31.7 was a non-cash cost.

In the Technical Products and Systems segment, we recorded $7.6 of charges related primarily to the following: reducing the workforce by approximately 119 employees, facility consolidation costs, the announced closure of a manufacturing facility at our test instrumentation business in the United Kingdom and the consolidation and closure of one service center of our fire detection and building life-safety systems business.

In the Industrial Products and Services segment, we recorded $35.9 of charges related primarily to the following: reducing the workforce by approximately 575 employees, facility consolidation costs, contract termination costs and asset impairments for the closure of the Milpitas, California manufacturing facility at our power systems business, a restructuring action at our industrial tools and hydraulic unit business that resulted in the exit of certain machining operations and a decision to terminate a product licensing agreement as we exited a market strategy at our industrial filtration business.

In the Flow Technology segment, we recorded a total $21.6 of charges, $3.1 of which were recorded in cost of products sold, related primarily to the following: reducing the workforce by approximately 294 employees, the closure and consolidation of a manufacturing facility in the United Kingdom, the exit of a non-core product line and integration costs for additional consolidation actions taken at our valves and controls business. The initiatives taken at our valves and controls business were predominately for the integration of certain aspects of our existing operations with the acquired Daniel Valve operations. The $3.1 of this charge that was recorded in cost of products sold was for inventory disposed of as part of our decision to discontinue a product line at our process equipment business.

In the Service Solutions segment, we recorded a total of $19.5 of charges, $9.5 of which were in cost of products sold, related primarily to the following: reducing the workforce by approximately 285 employees, the closure of a manufacturing facility in Ohio and the closure of a sales and administrative facility in each of Canada and Arizona. The $9.5 that was recorded in cost of products sold was associated with the realignment of certain inventory related primarily to market conditions and our decision to outsource non-core components, mechanical tool assemblies and portions of our air conditioning product lines.

The Corporate special charges of $9.8 related to the final costs of completing the relocation of our corporate headquarters to Charlotte, North Carolina, and the impairment of a corporate asset, recorded in the third quarter, that was subsequently sold in the fourth quarter.

2001 Charges

In 2001, we committed to restructuring actions to strategically reorganize and realign our businesses to better position the company in the markets and industries in which we operate. As a result of these actions, we announced and completed the closure of thirteen manufacturing, sales and administrative facilities in the United States, Europe and Asia; we exited or outsourced unprofitable or low margin product lines; we consolidated and combined certain businesses; and we continued to right-size our operations. In 2001, we committed to initiatives that would reduce our headcount by approximately 826 hourly and salaried employees located primarily in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

In total, we recorded $69.1 of charges in 2001, of which $8.6 was recorded as a component of cost of products sold, $44.2 was recorded as a result of restructuring actions, $8.4 was recorded for goodwill and other asset impairments and $14.9 was recorded in connection with the relocation of our corporate headquarters. Additionally, we recorded a $1.6 write-off of in-process research and development.

In the Technical Products and Systems segment, we recorded $6.1 of charges related primarily to reducing the workforce by approximately 143 employees and the consolidation of certain operations and product lines from our Lindberg unit into our Lunaire unit. We recorded a $1.6 write-off of in-process research and development associated with the acquisition of Kendro Laboratories. In-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet reached technological feasibility at the date of acquisition and that have no alternative future use.

In the Industrial Products and Services segment, we recorded $16.0 of charges, of which $1.8 was recorded in cost of products sold, related primarily to the following: reducing the workforce by approximately 182 employees; facility consolidation costs including the closing of a manufacturing plant in Ohio and one in the United Kingdom; and inventory and other asset impairments associated with the outsourcing of certain manufactured components and exiting a product line.

In the Flow Technology segment, we recorded $12.7 of charges related primarily to the following: the closure of sales and administrative offices at our process equipment business; and the combination of our DeZurik and Copes-Vulcan businesses with two businesses acquired with UDI, Mueller Steam Specialty and CMB, to form what is now called SPX Valves and Controls. The costs associated with this combination include amounts to reduce the workforce by approximately 186 employees and to consolidate facilities, including the closure of one manufacturing location in Minnesota, one in Pennsylvania, and two in Asia.

In the Service Solutions segment, we recorded $15.3 of charges, of which $6.8 was recorded in cost of products sold, related primarily to the following: reducing the workforce by approximately 315 employees; inventory and other asset impairments associated with exiting the dynometer-based emissions business; and the closure of a sales office in France and one in Michigan.

Corporate special charges included $14.9 of costs associated with the relocation of our corporate headquarters to Charlotte, North Carolina. In addition to severance, these costs included non-cancelable lease obligations, facility-holding costs and asset impairments associated with a leased facility in Muskegon, Michigan. Other special charges of $4.1 included an asset impairment relating to the abandonment of an internet-based software system.

(7)  INVENTORIES

	December 31,
	2003	2002
Finished goods	$294.6	$311.9
Work in process	144.5	105.2
Raw materials and purchased parts	225.3	201.0

Total FIFO cost	664.4	618.1
Excess of FIFO cost over LIFO inventory value	(12.1)	(13.1)

	$652.3	$605.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were $220.3 at December 31, 2003 and $224.4 at December 31, 2002. All other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, netted against work in process at year-end, were $14.8 in 2003 and $18.6 in 2002.

(8)  GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets acquired through business combinations in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 clarifies the criteria in recognizing other intangible assets separately from goodwill in a business combination. SFAS No. 142 states goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”.

The requirements of SFAS No. 141 and the amortization provisions of SFAS No. 142 were effective for any business combination initiated after July 1, 2001. We have not amortized goodwill and indefinite lived intangibles for acquisitions completed after this date. We adopted the remaining provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of this standard, we ceased amortization of all remaining goodwill and intangible assets deemed to have indefinite useful lives. The pro forma impact of this change is presented below.

	Fiscal year ended December 31,
	2003	2002	2001
Reported net income	$236.0	$127.4	$173.0
Add back: goodwill amortization, net of tax	—	—	42.4
Add back: trademarks/tradenames amortization, net of tax	—	—	7.9

Adjusted net income	$236.0	$127.4	$223.3

Basic earnings per share:
Reported	$3.07	$1.56	$2.38
Add back: goodwill amortization, net of tax	—	—	0.58
Add back: trademarks/tradenames amortization, net of tax	—	—	0.11

Adjusted earnings per share	$3.07	$1.56	$3.07

Diluted earnings per share:
Reported	$3.04	$1.54	$2.33
Add back: goodwill amortization, net of tax	—	—	0.57
Add back: trademarks/tradenames amortization, net of tax	—	—	0.11

Adjusted earnings per share	$3.04	$1.54	$3.01

The following tables reflect the goodwill and intangible assets assigned to the business segments as of January 1, 2002 and the activity thereafter through December 31, 2003. The activity reflects (1) the initial allocation of purchase price for acquisitions completed, subsequent purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment and currency translation adjustments (2) disposals, (3) amortization and (4) impairment charges. This information is presented first on a consolidated basis and second on a segment basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

In 2003, our cooling technologies business exceeded ten percent of total segment revenue. As a result, and in accordance with SFAS No. 131, we have begun reporting the results of cooling technologies and services as a separate reportable business segment. All prior periods presented have been restated to separate Cooling Technologies and Services from our Flow Technology segment.

Consolidated:

	Unamortized		Amortized
	Goodwill	Trademarks/ Trade names	Patents	Licenses	Other	Total
Weighted average useful life in years	N/A	N/A	8	10	6
January 1, 2002 gross balance	$2,393.3	$452.0	$45.9	$1.3	$3.3	$2,895.8
Acquisitions, related adjustments and currency translation of $62.9	377.5	30.6	5.3	0.4	7.5	421.3
Disposals	(26.2)	(2.8)	(2.0)	—	—	(31.0)
Impairment charge	(148.6)	—	—	—	—	(148.6)

December 31, 2002 gross balance	$2,596.0	$479.8	$49.2	$1.7	$10.8	$3,137.5
Acquisitions, related adjustments and currency translation of $213.4	348.4	82.4	7.8	0.2	9.1	447.9
Disposals	(12.0)	—	—	—	(0.5)	(12.5)

December 31, 2003 gross balance	$2,932.4	$562.2	$57.0	$1.9	$19.4	$3,572.9

January 1, 2002 accumulated amortization			$(3.2)	$(0.5)	$(0.3)	$(4.0)
Amortization			(5.6)	(0.1)	(1.6)	(7.3)
Disposals			0.2	—	—	0.2

December 31, 2002 accumulated amortization			$(8.6)	$(0.6)	$(1.9)	$(11.1)
Amortization			(6.5)	(0.4)	(3.6)	(10.5)
Disposals			—	—	0.3	0.3

December 31, 2003 accumulated amortization			$(15.1)	$(1.0)	$(5.2)	$(21.3)

Estimated amortization expense:

For year ended 2004	$11.8
For year ended 2005	$10.9
For year ended 2006	$9.4
For year ended 2007	$7.7
For year ended 2008	$5.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Segments:

	Unamortized		Amortized
	Goodwill	Trademarks/ Trade names	Patents	Licenses	Other	Total
Technical Products and Systems
January 1, 2002 gross balance	$486.2	$62.9	$19.9	$0.9	$1.5	$571.4
Acquisitions, related adjustments and currency translation	134.4	22.4	(1.3)	0.7	4.4	160.6

December 31, 2002 gross balance	$620.6	$85.3	$18.6	$1.6	$5.9	$732.0
Acquisitions, related adjustments and currency translation	161.8	30.8	4.0	0.2	4.3	201.1

December 31, 2003 gross balance	$782.4	$116.1	$22.6	$1.8	$10.2	$933.1

January 1, 2002 accumulated amortization			$(1.3)	$(0.5)	$(0.1)	$(1.9)
Amortization			(2.6)	(0.1)	(0.3)	(3.0)

December 31, 2002 accumulated amortization			$(3.9)	$(0.6)	$(0.4)	$(4.9)
Amortization			(2.8)	(0.3)	(1.6)	(4.7)

December 31, 2003 accumulated amortization			$(6.7)	$(0.9)	$(2.0)	$(9.6)

Industrial Products and Services
January 1, 2002 gross balance	$921.5	$158.3	$15.4	$0.4	$1.7	$1,097.3
Acquisitions, related adjustments and currency translation	43.4	—	0.5	(0.3)	2.4	46.0
Disposals	(26.2)	(2.8)	(2.0)	—	—	(31.0)
	(148.6)	—	—	—	—	(148.6)

December 31, 2002 gross balance	$790.1	$155.5	$13.9	$0.1	$4.1	$963.7
Acquisitions, related adjustments and currency translation	34.8	29.1	2.2	—	4.3	70.4
Disposals	(12.0)	—	—	—	(0.5)	(12.5)

December 31, 2003 gross balance	$812.9	$184.6	$16.1	$0.1	$7.9	$1,021.6

January 1, 2002 accumulated amortization			$(0.9)	$—	$(0.2)	$(1.1)
Amortization			(1.4)	—	(1.0)	(2.4)
Disposals			0.2	—	—	0.2

December 31, 2002 accumulated amortization			$(2.1)	$—	$(1.2)	$(3.3)
Amortization			(1.3)	(0.1)	(1.5)	(2.9)
Disposals			—	—	0.3	0.3

December 31, 2003 accumulated amortization			$(3.4)	$(0.1)	$(2.4)	$(5.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

	Unamortized		Amortized
	Goodwill	Trademarks/ Trade names	Patents	Licenses	Other	Total
Flow Technology
January 1, 2002 gross balance	$455.0	$137.5	$8.4	$—	$0.1	$601.0
Acquisitions, related adjustments and currency translation	93.5	0.1	(0.1)	—	0.7	94.2

December 31, 2002 gross balance	$548.5	$137.6	$8.3	$—	$0.8	$695.2
Acquisitions, related adjustments and currency translation	17.6	16.9	0.4	—	0.5	35.4

December 31, 2003 gross balance	$566.1	$154.5	$8.7	$—	$1.3	$730.6

January 1, 2002 accumulated amortization			$(0.7)	$—	$—	$(0.7)
Amortization			(0.7)	—	(0.3)	(1.0)

December 31, 2002 accumulated amortization			$(1.4)	$—	$(0.3)	$(1.7)
Amortization			(0.8)	—	(0.5)	(1.3)

December 31, 2003 accumulated amortization			$(2.2)	$—	$(0.8)	$(3.0)

Cooling Technologies and Services
January 1, 2002 gross balance	$273.5	$42.8	$1.2	$—	$—	$317.5
Acquisitions, related adjustments and currency translation	75.8	8.1	6.1	—	—	90.0

December 31, 2002 gross balance	$349.3	$50.9	$7.3	$—	$—	$407.5
Acquisitions, related adjustments and currency translation	128.7	5.4	1.3	—	—	135.4

December 31, 2003 gross balance	$478.0	$56.3	$8.6	$—	$—	$542.9

January 1, 2002 accumulated amortization			$(0.1)	$—	$—	$(0.1)
Amortization			(0.6)	—	—	(0.6)

December 31, 2002 accumulated amortization			$(0.7)	$—	$—	$(0.7)
Amortization			(1.4)	—	—	(1.4)

December 31, 2003 accumulated amortization			$(2.1)	$—	$—	$(2.1)

Service Solutions
January 1, 2002 gross balance	$257.1	$50.5	$1.0	$—	$—	$308.6
Acquisitions, related adjustments and currency translation	30.4	—	0.1	—	—	30.5

December 31, 2002 gross balance	$287.5	$50.5	$1.1	$—	$—	$339.1
Acquisitions, related adjustments and currency translation	5.5	0.2	(0.1)	—	—	5.6

December 31, 2003 gross balance	$293.0	$50.7	$1.0	$—	$—	$344.7

January 1, 2002 accumulated amortization			$(0.2)	$—	$—	$(0.2)
Amortization			(0.3)	—	—	(0.3)

December 31, 2002 accumulated amortization			$(0.5)	$—	$—	$(0.5)
Amortization			(0.2)	—	—	(0.2)

December 31, 2003 accumulated amortization			$(0.7)	$—	$—	$(0.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite lived intangibles in connection with our long-range forecasting process, which took place in the fourth quarter of 2003. In addition, goodwill and indefinite lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144.

Consistent with the requirements of SFAS No. 142, the fair values of our reporting units were based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Based on the results of the impairment testing performed, no impairment of goodwill or indefinite lived intangibles exists as of December 31, 2003. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. Accordingly, we monitor impairment indicators across our industries and markets including, but not limited to, the power transmission, industrial tools, broadcast, telecommunications and warehouse construction markets. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known.

(9)  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Postretirement Benefit Plans

Overview — We have defined benefit pension plans that cover a significant portion of our salaried and hourly paid employees, including certain employees in foreign countries. Beginning in January 2001, we discontinued providing pension benefits generally to newly hired employees. In addition, we no longer provide service credits to certain active participants. Of the U.S. employees covered by a defined benefit pension and actively accruing a benefit, most are covered by an account balance plan or are part of a collectively bargained plan.

We have domestic postretirement plans that provide health and life insurance benefits for certain retirees and their dependents. Some of these plans require retiree contributions at varying rates. Not all retirees are eligible to receive these benefits, with eligibility governed by the plan(s) in effect at a particular location. Effective January 1, 2003, we implemented a uniform plan design for certain non-union employees retiring after January 1, 2003. Also effective January 1, 2003, we implemented a 10% minimum employee contribution for all current, non-union retirees. Certain of our non-North American subsidiaries have similar plans for retirees. Our obligations for such plans are not material and are not included in this disclosure.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”), was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the Medicare benefit offered under the Act. In January 2004, the FASB issued Financial Staff Position (FSP) SFAS No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In accordance with FSP SFAS No. 106-1, we have elected to defer accounting for the effects of the Act as specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

information. As a result, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in these financial statements do not reflect the effects of the Act on our plans. Based on certain provisions of our current postretirement plans, we believe we will be eligible to receive economic benefit from the Act; however, we are currently not able to quantify an amount.

Plan assets — Our investment strategy is based on the long-term growth of principal while mitigating overall risk to ensure that funds are available to pay benefit obligations. The domestic plan assets are invested in a broad range of investment classes, including domestic and international equities, fixed income securities, real estate and other investments. We engage various investment managers who are regularly evaluated on long-term performance, adherence to investment guidelines and ability to manage risk commensurate with the investment style and objective for which they were hired. Allowable investments include equity securities, fixed income securities, mutual funds, venture capital funds, real estate and cash and equivalents. Prohibited investments include commodities and futures contracts, private placements, options, and the stock of direct competitors. Domestic plan assets include 0.878 and 1.514 shares of our common stock, as of December 31, 2003 and 2002, respectively.

Our targeted asset investment allocation percentages along with the actual asset allocation percentages of each major category of our domestic pension plan assets as of December 31, 2003 and 2002 is as follows:

	Target Allocations		Actual Allocations
	2003	2002	2003	2002
Equity securities	70%	70%	71%	62.9%
Debt securities	27%	27%	26%	30.4%
Real Estate	1%	1%	1%	2.4%
Other	2%	2%	2%	4.3%

Total	100%	100%	100%	100%

Employer Contributions — We fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. We did not make any contributions to our primary domestic pension plans in 2003. In 2004, we do not expect to make any contributions to our primary domestic pension plans.

In our foreign plans that are funded, we made $4.2 of contributions for 2003 and expect to make $4.9 of contributions in 2004. Many of our foreign and other plan obligations as well as our postretirement medical plan are non-funded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. In 2003, we made benefit payments of $30.0 associated with our non-funded plans, which includes $23.1 related to our postretirement benefit plans. In 2004, we expect to make $28.3 of benefit payments under these non-funded plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Estimated Future Benefit Payments — Following is a summary, as of December 31, 2003, of the estimated future benefit payments for our domestic pension and postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2003 to measure our obligations and include benefits attributable to estimated future employee service. The estimated postretirement benefit payments do not reflect any possible reductions resulting from the Act.

Estimated benefit payments:

(domestic pension and postretirement plans)

	Pension Benefits	Postretirement Benefits
2004	$69.9	$22.4
2005	$70.9	$22.0
2006	$73.9	$21.5
2007	$74.5	$21.1
2008	$78.6	$20.5
Subsequent five years	$417.5	$89.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The funded status of our pension plans as of December 31, 2003 has improved since December 31, 2002 as a result of the recent improvement in the performance of the U.S. financial markets. However, our funded status continues to be negatively impacted by the sustained historic lows in long-term interest rates. Our German and other non-funded pension plans account for $144.7 of the current under-funded status, as these plans are typically not funded, in accordance with local regulations. The measurement date used to determine pension and postretirement benefit obligations is December 31. The following table shows the pension and postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$1,147.9	$1,066.7	$218.2	$224.9
Service cost	17.9	16.0	0.3	0.3
Service cost of discontinued operations	0.4	1.4	—	—
Interest cost	75.8	75.8	13.0	15.7
Employee contributions	0.2	0.3	—	—
Actuarial loss	81.1	72.4	6.2	8.5
Curtailment gain	(1.0)	(5.4)	—	—
Termination benefits	—	(5.2)	—	—
Plan amendments	1.4	0.1	(4.7)	(9.5)
Benefits paid	(89.8)	(100.6)	(23.1)	(22.4)
Acquisitions	—	15.8	—	0.7
Foreign exchange	21.2	10.6	—	—

Projected benefit obligation — end of year	$1,255.1	$1,147.9	$209.9	$218.2

Change in plan assets:
Fair value of plan assets — beginning of year	$927.9	$1,152.8	$—	$—
Return on plan assets	199.3	(136.9)	—	—
Benefits paid	(82.9)	(95.5)	—	—
Contributions	4.2	3.4	—	—
Acquisitions	—	—	—	—
Foreign exchange	8.1	4.1	—	—

Fair value of plan assets — end of year (1)	$1,056.6	$927.9	$—	$—

Funded status at year-end	$(198.5)	$(220.0)	$(209.9)	$(218.2)
Unamortized prior service cost	(4.2)	(8.1)	(12.7)	(9.2)
Unrecognized net actuarial loss	426.2	443.1	71.6	69.2

Net amounts recognized in the balance sheet	$223.5	$215.0	$(151.0)	$(158.2)

Amounts recognized in the balance sheet consist of:
Other assets	$271.8	$8.3	$—	$—
Accrued expenses and other liabilities	(161.1)	(177.6)	(151.0)	(158.2)
Accumulated other comprehensive income (pre-tax)	112.8	384.3	—	—

Net amount recognized	$223.5	$215.0	$(151.0)	$(158.2)

Additional information about defined benefit pension plans:
(Decrease) Increase in minimum pension liability included in other comprehensive income (pre-tax)	$(16.5)	$92.9	—	—
Accumulated benefit obligation — end of year	$1,198.2	$1,101.2	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

(1)	The fair value of domestic pension plan assets at December 31, 2003 and 2002 was $983.7 and $871.7, respectively. The fair value of foreign pension plan assets at December 31, 2003 and 2002 was $72.9 and $56.2, respectively.

An additional minimum pension liability adjustment is required when the accumulated benefit obligation of a plan exceeds plan assets and accrued pension liabilities. This adjustment also requires the elimination of any previously recorded prepaid pension asset. The minimum liability adjustment, less allowable intangible assets, is reported as a component of accumulated other comprehensive income. However, in a year when the plan assets exceed the accumulated benefit obligation of the plan, any pension adjustments previously recorded as a component of other accumulated other comprehensive income are removed and any net prepaid pension asset is restored. As a result of the improved funded status of our pension plan, we were required to record a prepaid asset at December 31, 2003. This adjustment required the elimination of a portion of the minimum pension liability recorded as a result of the under-funded position at December 31, 2002. We recorded this non-cash, non-income statement adjustment, net of tax, as a component of accumulated other comprehensive income in the Consolidated Statement of Shareholders’ Equity. The total pension adjustment amount recorded to the accumulated other comprehensive income account in 2003 was $164.1, net of tax.

The following is certain information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets:

	Year Ended December 31,
	2003	2002
Projected benefit obligation	$465.4	$1,147.9
Accumulated benefit obligation	$430.8	$1,101.2
Fair value of plan assets	$272.7	$927.9

Components of Net Periodic Benefit Cost (Income) — Net periodic pension benefit income for our pension plans included the following components:

	Year Ended December 31,
	2003	2002	2001
Service cost	$18.3	$16.0	$14.7
Interest cost	75.8	75.8	65.8
Expected return on plan assets	(101.8)	(119.3)	(116.5)
Amortization of unrecognized transition asset	—	—	(0.3)
Amortization of unrecognized (gains) losses	3.2	1.1	(0.7)
Amortization of unrecognized prior service cost	(0.4)	(0.5)	(1.2)

Net periodic pension benefit income	$(4.9)	$(26.9)	$(38.2)

In accordance with SFAS No. 88 “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recorded a net curtailment gain of $2.1 in 2003, $2.7 in 2002 and $2.8 in 2001. The curtailment gains were primarily the result of reductions in workforce and other restructuring initiatives. In 2001, we recorded a $25.5 termination benefit charge related to separation benefits for UDI employees terminated as part of the UDI acquisition and paid out of pension plan assets. This charge was allocated to the purchase price of the UDI acquisition as required by GAAP. During 2002, the remaining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

separation benefit obligations for these UDI terminations were completed at a cost less than originally estimated. Consequently, the pension plan recognized a $5.2 termination benefit gain, which was not recorded in the income statement but as a reduction to the purchase price of the UDI acquisition as required by GAAP.

The net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2003	2002	2001
Service cost	$0.3	$0.3	$0.2
Interest cost	13.0	15.7	13.7
Amortization of unrecognized loss	3.8	4.5	1.3
Amortization of unrecognized prior service cost	(1.2)	(2.5)	(2.5)

Net periodic postretirement costs	$15.9	$18.0	$12.7

Assumptions — Actuarial assumptions used in accounting for our pension plans are as follows:

	Year Ended December 31,
	2003	2002	2001
Weighted average actuarial assumptions used in determining net periodic pension income:
Discount rate	6.67%	7.17%	7.75%
Rate of increase in compensation levels	4.42%	4.46%	5.00%
Expected long-term rate of return on assets — domestic pension plans	8.50%	9.50%	10.00%
Expected long-term rate of return on assets — foreign pension plans	8.50%	8.50%	8.50%
Weighted average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	6.18%	6.67%	7.17%
Rate of increase in compensation levels	4.64%	4.42%	4.46%

It is our policy to review the pension assumptions annually. Pension benefit income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (1) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans; (2) The discount rate is set based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid (high quality fixed income investments are commonly defined as fixed income investments with at least a Moody’s AA credit rating); and (3) The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, management also considers advice from independent actuaries. The long-term rate of return assumption for the 2004 pension benefit income calculation is expected to be approximately 8.50%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Actuarial assumptions used in accounting for our domestic postretirement plans are as follows:

	Year Ended December 31,
	2003	2002	2001
Assumed health care cost trend rates:
Heath care cost trend rate for next year	10.0%	8.8%	9.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2009	2008	2007
Discount rate used in determining net periodic postretirement benefit expense	6.75%	7.25%	7.75%
Discount rate used in determining net year-end postretirement benefit obligation	6.25%	6.75%	7.25%

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

Assumed health care cost trend rates can have a significant effect on the amounts reported for the other postretirement benefit plans. A percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest costs	$0.8	$(0.7)
Effect on postretirement benefit obligation	$13.0	$(11.9)

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

Under the Plan, we contributed 0.531, 0.424, and 0.297 shares of our common stock to employee accounts in 2003, 2002 and 2001, respectively. Compensation expense is recorded based upon the market value of shares as the shares are contributed to employee accounts. We recorded $21.6 in 2003, $23.3 in 2002 and $19.0 in 2001 as compensation expense related to the matching contribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

(10)  INCOME TAXES

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2003	2002	2001
Income before income taxes:
Income from continuing operations before change in accounting principle:
United States	$312.6	$381.0	$291.1
Foreign	103.6	93.4	53.5

	$416.2	$474.4	$344.6

Provision for income taxes:
Current:
Federal	$55.0	$0.7	$11.0
Foreign	35.7	51.7	6.7
State	5.4	12.7	6.2

Total current	96.1	65.1	23.9

Deferred:
Federal	38.4	120.0	102.4
Foreign	3.8	(18.8)	7.2
State	13.3	19.2	21.2

Total deferred	55.5	120.4	130.8

Total provision	$151.6	$185.5	$154.7

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	3.3	3.7	2.9
Extraterritorial income	(1.7)	(0.8)	(1.0)
Goodwill amortization	—	—	5.1
Foreign rates and foreign dividends	1.8	(2.8)	(1.7)
Change in valuation allowance	(0.5)	4.0	4.2
Disposition basis differences	(0.7)	0.5	1.4
Other	(0.8)	(0.5)	(1.0)

	36.4%	39.1%	44.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2003	2002	2001
Deferred tax assets:
Working capital accruals	$46.2	$56.8	$35.7
Legal, environmental and self-insurance accruals	104.0	103.1	115.8
Restructuring	22.5	31.8	31.7
Pension, other postretirement and postemployment benefits	75.5	98.1	63.7
NOL and credit carryforwards	94.2	95.0	69.4
Payroll and compensation	29.4	26.7	23.4
Interest rate protection agreements	21.4	32.0	17.7
Other	62.6	68.0	62.6
Discontinued operations	—	13.1	15.3

Total deferred tax assets	455.8	524.6	435.3
Valuation allowance	(90.7)	(91.5)	(69.2)

Net deferred tax assets	365.1	433.1	366.1
Deferred tax liabilities:
LYONs interest deductions	53.8	40.3	18.3
Accelerated depreciation	96.6	94.9	79.8
Pension credits	107.4	—	120.6
Unremitted earnings of certain foreign subsidiaries	54.9	40.0	40.0
Basis difference in affiliates	408.0	381.1	318.4
Intangibles recorded in acquisitions	244.5	192.3	259.5
Other	53.3	36.7	4.7
Discontinued operations	—	44.0	40.8

Total deferred tax liabilities	1,018.5	829.3	882.1

	$653.4	$396.2	$516.0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used. The U.S. Internal Revenue Service completed income tax audits through the 1997 tax year for UDI, which we acquired in 2001, and the statute of limitations has closed for tax years through 1999.

Realization of deferred tax assets associated with the net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. We believe that there is a risk that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance decreased by $0.8 in 2003 and increased by $22.3 in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years may be greater than amounts paid in 2003, 2002 and 2001.

Undistributed earnings of our foreign subsidiaries amounted to approximately $478.8 at December 31, 2003. A deferred tax estimate of $54.9 has been provided for the foreign earnings of certain subsidiaries. With the exception of these subsidiaries, the remaining foreign earnings are considered indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been made. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability. Non-U.S. withholding taxes of approximately $22.6 would be payable upon remittance of all previously unremitted earnings at December 31, 2003.

(11)  INDEBTEDNESS

	December 31,
	2003	2002
Revolving loan	$—	$—
Tranche A term loan	208.1	225.0
Tranche B term loan	891.0	410.3
Tranche C term loan	—	683.7
LYONs, net of unamortized discount of $382.0 and $551.6, respectively	640.8	858.2
7.5% senior notes	500.0	500.0
6.25% senior notes	300.0	—
Other borrowings	103.0	36.0

	2,642.9	2,713.2
Less: short-term debt	(87.9)	(269.7)
Less: current maturities of long-term debt	(24.8)	(28.9)

Total long-term debt	$2,530.2	$2,414.6

Credit Facility

Our credit facility includes our Tranche A and Tranche B term loans along with our revolving credit loan. Aggregate maturities of the term loans are $24.8 in 2004, $42.9 in 2005, $54.1 in 2006, $59.7 in 2007, $276.7 in 2008, and $640.9 in 2009. Although no amounts are borrowed under our revolving credit loans at December 31, 2003, any future borrowings under these loans would mature in 2008, when the facility expires, but could be repaid at any time before 2008.

On February 12, 2004, we refinanced our credit facility to reduce the applicable rate on our Tranche B Term Loan. We also amended certain covenants to among other things, increase our flexibility associated with the mandatory repayment of debt and disposition of assets. The Tranche B Term Loan matures in September 2009. On December 31, 2003, we repaid $200.0 of our outstanding Tranche B term loan in advance of its maturity date.

In August 2003, we refinanced our credit facility by combining the existing Tranche C term loan into the Tranche B term loan. The purpose of this refinancing was to reduce the applicable rate on the Tranche C borrowings and to amend certain covenants, to among other things, increase our flexibility with respect to dividend payment and stock repurchases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

In addition, the credit facility provides for a commitment to provide revolving credit loans of up to $500.0. As of December 31, 2003, the revolving credit loans were unused; however, the aggregate available borrowing capacity was reduced by $154.6 of letters of credit outstanding as of December 31, 2003.

Under our credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During 2003, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the foreseeable future. The Applicable Rate for the revolving loans and the Tranche A and Tranche B term loans is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate in effect after the February 2004 refinancing is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A term loans and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%
Tranche B term loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%

Our $500.0 of revolving loans available under our credit facility are also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans.

Our credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries.

Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) as of the last day of any period of four consecutive quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive quarters to be less than 3.50 to 1.00. For the year ending December 31, 2003, our Consolidated Leverage Ratio was 2.47 to 1.00 and our Consolidated Interest Coverage Ratio was 5.20 to 1.00.

Our credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payment, and transactions with affiliates. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to $75.0 plus an amount equal to 50% of our Consolidated Net Income (as defined in the credit facility) for the immediate preceding fiscal year minus stock repurchases in excess of $200.0 if our consolidated leverage ratio is between 3.0 and 2.0. In addition, our credit facility contains the following covenants regarding our ability to repurchase shares of our common stock: (1) if our consolidated leverage ratio (as defined in the credit facility) is greater than 3.0, our share repurchase capacity is limited to $100.0; (2) if our consolidated leverage ratio is between 3.0 and 2.0, our share repurchase capacity is limited to $200.0 plus an amount equal to 50% of consolidated net income from October 1, 2002 to the end of the most recent fiscal period, less any cash dividends paid in excess of $75.0; and (3) if our consolidated leverage ratio is less than 2.0, our share repurchase capacity is unlimited. See Note 14 for further discussion on our share repurchases.

We have not paid cash dividends in 2002 or 2003; however, our Board of Directors has approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Board of Directors is expected to consider in determining the actual amount of each quarterly dividend will include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility and indenture, and other factors deemed relevant. Pursuant to the program, on February 25, 2004 our Board of Directors declared a quarterly dividend of $0.25 per common share, payable on April 1, 2004 to shareholders of record on March 11, 2004.

We are permitted to prepay the Tranche A and Tranche B term loans in whole or in part at any time without penalty or premium. We are not allowed to re-borrow any amounts that we repay on the Tranche A or Tranche B term loans.

The final maturity for each loan is as follows:

Date of Final Maturity
Revolving loans	March 31, 2008
Tranche A term loans	March 31, 2008
Tranche B term loans	September 30, 2009

Our credit facility also requires scheduled principal payments of the term loans and mandatory prepayments from net proceeds arising in connection with certain asset sales or dispositions and issuances of subordinated debt under certain circumstances.

Our revolving loans may be borrowed, prepaid and re-borrowed. Letters of credit and swing line loans are also available under the revolving credit facility. The facility provides for the issuance of letters of credit in U.S. Dollars, Euros, and Pounds Sterling at any time during the revolving availability period, in an aggregate amount not exceeding $250.0. Letters of credit issued under this facility reduce the aggregate amount available under the revolving loan commitment.

Senior Notes

In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. In December 2002, we issued $500.0 of callable 7.5% senior notes that mature on January 1, 2013. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

The indentures governing the notes contain a number of covenants that limit our ability, and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. Under the indentures, none of our subsidiaries are restricted from paying dividends to us. Under the most restrictive covenant our available capacity to make restrictive payments, which includes paying cash dividends or repurchasing our stock, was $58.0 at December 31, 2003.

Liquid Yield Option Notes

On February 6, 2001, we issued Liquid Yield Option (TM) Notes (“February LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

the over allotment exercised by the original purchaser of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option (TM) Notes (“May LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount of $415.0 due at maturity on May 9, 2021.

We may redeem all or a portion of the February LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices. February LYONs holders may require us to purchase all or a portion of their LYONs on February 6, 2006 for $663.86 per LYON or February 6, 2011 for $761.00 per LYON. We may redeem all or a portion of the May LYONs for cash at any time on or after May 9, 2005. May LYONs holders may require us to purchase all or a portion of their LYONs on May 9, 2005 for $645.97 per LYON or May 9, 2009 for $720.55 per LYON. For either the February LYONs or May LYONs, we have the option to pay the purchase price in cash, shares of common stock or a combination of cash and common stock.

On May 9, 2003, 0.387 of the May LYONs were put to us and settled in cash for $236.9, their accreted value as of May 9, 2003. The 0.028 May LYONs that remain outstanding subsequent to the put have an accreted value of $17.2 at December 31, 2003 and are classified as long-term debt as the next put date is May 9, 2005. Due to the settlement, we were subject to tax recapture on the majority of the May LYONs interest deduction. This resulted in an income tax payment of $11.6, which we paid in the third quarter of 2003.

On February 6, 2004, an immaterial amount of the February LYONs were put to us and settled in cash. The February LYONs that remain outstanding subsequent to the put have an accreted value of $623.6 at December 31, 2003. The next put date for the February LYONs is February 6, 2006 and therefore 0.995 of the February LYONs outstanding at December 31, 2003 are classified as long-term debt.

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

(2) During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level; and

(3) Upon the occurrence of certain corporate transactions, including a change in control.

In addition, a holder may surrender for conversion, at the accreted value, a LYON for redemption even if it is not otherwise convertible at such time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

The conversion rights based on predetermined accretive values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2004 First Quarter	$85.71	$83.45
2004 Second Quarter	$86.09	$83.93
2004 Third Quarter	$86.47	$84.42
2004 Fourth Quarter	$86.86	$84.91

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

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met, accordingly, they are not included in the diluted income per share of common stock calculation. If converted as of December 31, 2003, the February LYONs and May LYONs would be exchanged for a total of 9.8 million shares of our common stock. If the LYONs had been converted as of January 1, 2003, diluted income per share of common stock from continuing operations would have been $3.20 for the year ended December 31, 2003.

Other Borrowings

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of December 31, 2003, the participating businesses had $34.8 outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of December 31, 2003, the participating businesses had $53.1 outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms, we have reclassified these amounts as short-term debt. At December 31, 2002, a total of $18.3 was outstanding under these programs.

Other Financing Activities

Our compaction equipment business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which it has an agreement to sell, on a revolving basis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

without recourse, certain qualified receivables, of which $27.6 and $31.3 had been sold under the agreement at December 31, 2003 and December 31, 2002, respectively. The agreement allows for the sale of up to $36.5 of certain qualified receivables to an unaffiliated third party entity and continues on an evergreen revolving basis unless we provide a three-month notice under the agreement to discontinue the facility. We expect to utilize the agreement in the foreseeable future. In the fourth quarter of 2003, we also entered into a sale and assignment agreement whereby certain of our businesses agreed to sell without recourse $30.9 in receivables. The net proceeds from the sale of the receivables were $30.6. We expect to utilize similar agreements in the foreseeable future, however, in the event we were to no longer utilize this program, the impact on our financial condition or cash flows may be material.

In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of December 31, 2003, we have not yet utilized this program.

(12)  FINANCIAL INSTRUMENTS

We have entered into interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates on our variable rate debt portfolio. We account for our swaps as cash flow hedges and as of December 31, 2003, we had outstanding swaps with maturities to November 2009 that effectively convert $1,100.0 of our variable rate debt to a fixed rate of approximately 6.8%.

As of December 31, 2003, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $50.2, and we have recorded a long-term liability of $54.0 to recognize the fair value of these swaps. Based on the unrealized losses of our swaps at December 31, 2003, we expect to reclassify $31.6 of our current derivative loss from accumulated other comprehensive income, into interest expense during 2004 as the hedged transactions occur. Due to fluctuations in interest rates, however, the derivative loss recorded in accumulated other comprehensive income is subject to change prior to its reclassification into earnings. The ineffective portion of these swaps has been recognized in earnings as a component of interest and resulted in expense of $4.5 in 2003. We do not enter into financial instruments for speculative or trading purposes.

In 2003, in connection with the repayment of $200.0 of our outstanding Tranche B term loan, we terminated one interest rate swap with an aggregate notional amount of $200.0 at a cash cost of $3.4. This interest rate swap was included in the portfolio of interest rate swaps designated as a cash flow hedge of our variable rate debt portfolio. Because a portion of the future interest payments hedged by this swap was no longer probable of occurring, we recognized $3.4 in interest expense to reclassify into earnings from accumulated other comprehensive loss, the fair value of the portion of the swap portfolio that was no longer probable of occurring.

From time to time we enter into commodity contracts or currency hedges. Other than the above noted swap arrangements, there were no material derivative instrument transactions during any of the periods presented.

Other Fair Value Financial Assets and Liabilities

The carrying amount of cash and equivalents and receivables reported on the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments, based on borrowing rates available to us at each year end for similar debt, is not materially different than its carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable and interest rate protection agreements.

Cash and temporary investments are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

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

(13)  COMMITMENTS AND CONTINGENT LIABILITIES

Leases

The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2004	$44.5
2005	36.0
2006	27.1
2007	21.7
2008	17.6
Thereafter	32.1

Total minimum payments	$179.0

Total operating lease expense was $52.9 in 2003, $48.5 in 2002, and $37.9 in 2001.

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. Additionally we may become subject to significant claims of which we are currently unaware or the claims of which we are aware of may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

In our opinion, these matters are either without merit or are of a kind that should not have a material adverse effect individually or in the aggregate on our financial position, results of operations or cash flows. However, we cannot assure you that recoveries from insurance or indemnification claims will be available or that any of these claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows.

It is our policy to comply fully with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third party waste disposal sites. We accrue an estimate of loss, including expenses, from legal actions or claims when events exist that make the loss or expenses probable and we can reasonably estimate them. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potential responsible third parties. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals, we do not discount environmental or other legal accruals and do not reduce them by anticipated insurance recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

While we believe that our accruals related to environmental, litigation and other claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate, we cannot assure you that will be the case.

Litigation Matters

It is our policy to accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the losses or expenses probable and they can be reasonably estimated.

On December 23, 2003, we reached a favorable settlement award in a patent infringement claim by our subsidiary, Imagexpo LLC against Microsoft Corporation. The claim dates back to October 15, 2002, when we filed a claim against Microsoft in the U.S. District Court for the Eastern District of Virginia. As part of the settlement, all claims were dismissed with prejudice and Microsoft was granted an irrevocable, non-exclusive license to the patent. In consideration of the settlement, we received cash proceeds of $60.0 million and recorded a gain of $41.9 million as other income, after taking into consideration related expenses.

On December 27, 2001 we received a favorable arbitration award associated with the patent infringement claim against Snap-on. The claim dates back to April 11, 1996, when we were named as a defendant in an action filed in Federal Court for the Northern District of Illinois (Snap-on Incorporated, Snap-on Tools Company and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Snap-on Technology, Inc. v. Ronald J. Ortiz and SPX Corporation, No. 96C2138, U.S. District Court for the Northern District of Illinois). The complaint contained seventeen counts, fifteen of which were directed to us. Of the fifteen counts, seven were related to the hiring in 1992 of a former officer of Sun Electric Corporation, five contained allegations of patent infringement and three sought a declaration of invalidity of patents held by us. On June 28, 1996, we filed an eight-count counterclaim, containing three counts of patent infringement and five counts for declaration of invalidity of patents held by the plaintiffs. These patents pertain to certain features related to performance test equipment manufactured by Sun, Snap-on and us. In 2001, the case was moved into binding arbitration and on December 27, 2001, the arbitrator ruled in our favor.

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the U.S. District Court in Detroit. The current scheduling order in the case calls for the completion of fact discovery by February 23, 2004, the completion of expert discovery by April 26, 2004 and trial to begin on September 13, 2004. However, there is a reasonable likelihood, some or all of these dates will be extended due to delays and other activity in the case. Because no reasonable projections can be made as to the final timing and outcome of the litigation, no gain or loss has been recorded. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

In the fourth quarter of 2001, we recorded the net gain related to the favorable Snap-on arbitration award as well as expenses associated with certain commercial legal matters, including the VSI contract litigation. Accordingly, in total we recognized a $15.6 net gain that reduced selling, general, and administrative expenses.

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violation that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 92 sites that we own or control. While we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, there can be no assurance that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

In the case of contamination at offsite, non-owned facilities, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 32 sites, only 22 of which have been active in the past few years. These laws may impose liability on certain persons

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is immaterial.

In connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We account for these assumed liabilities in accordance with SFAS No. 5 “Accounting for Contingencies” and, therefore, record the liability when it is both probable and the amount can be reasonably estimated.

As part of our ongoing strategy, we may also divest of certain manufacturing facilities and issue period specific indemnifications to buyers of the facilities. In accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, we recognize a liability for these indemnifications based on the greater of the fair value of the indemnity at its inception or the expected contingent liability. The fair value of the indemnity is based on the probability weighted present value of expected future cash flows related to the indemnification.

In our opinion, after considering accruals established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows.

Self-Insurance

We are primarily self-insured for workers’ compensation, automobile, product and general liability costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover liability costs in excess of predetermined retained amounts.

Executive Severance Agreements

Our Board of Directors has adopted executive severance agreements, which create certain liabilities in the event of the termination of nine covered executives following a change of control. The total commitment under the executive severance agreements should all nine employees be terminated is approximately $80.1, which includes the forgiveness of the headquarter relocation home loans. In connection with the relocation of our corporate headquarters to Charlotte, North Carolina, announced in 2001, we have made interest free relocation home loans to four of our executive officers, which total an aggregated principal amount of $7.0 and mature in 20 years. The loan program was terminated as of July 30, 2002. As a result, no further loans will be made and the terms of outstanding loans will not be modified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

(14)  SHAREHOLDERS’ EQUITY

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

Earnings Per Share

The following table sets forth the computation of diluted earnings per share:

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net income from continuing operations available to common shareholders	$264.6	$288.9	$189.9

Denominator:
Weighted-average shares outstanding	76.802	81.440	72.616
Effect of dilutive securities:
Employee stock options	0.882	1.519	1.504

Adjusted weighted-average shares and assumed conversions	77.684	82.959	74.120

The total number of stock options that could be considered as potential common shares that were not included in the computation of dilutive earnings per share because their impact would be anti-dilutive based on the current market prices was 15.5, 12.2 and 8.8 as of December 31, 2003, 2002 and 2001, respectively.

Accumulated Other Comprehensive Income (Loss)

The components of the balance sheet caption accumulated other comprehensive income (loss) are as follows:

	December 31, 2003	December 31, 2002
Foreign currency translation adjustment, net of tax of $14.9 for 2003	$304.4	$83.9
Unrealized losses on qualifying cash flow hedges, net of tax benefit of $20.9 and $33.2, respectively	(28.3)	(48.5)
Minimum pension liability adjustment, net of tax benefit of $43.9 and $151.3, respectively	(68.9)	(233.0)

Accumulated other comprehensive income (loss)	$207.2	$(197.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Common Stock, Treasury Stock and Unallocated KSOP

At December 31, 2003, we had 200.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares, shares held in the KSOP trust, and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Unallocated KSOP Trust	Shares Outstanding
Balance at December 31, 2000	71.560	(10.636)	(0.280)	60.644
Acquisition of UDI	10.992	7.778	—	18.770
Stock options exercised	1.194	—	—	1.194
Other	(0.438)	0.336	0.280	0.178

Balance at December 31, 2001	83.308	(2.522)	—	80.786
Acquisitions	0.219	—	—	0.219
Stock options exercised	1.330	—	—	1.330
Share repurchases	—	(3.621)	—	(3.621)
Restricted stock grant	1.000	—	—	1.000
Warrants	0.512	—	—	0.512
Other	0.400	—	—	0.400

Balance at December 31, 2002	86.769	(6.143)	—	80.626
Stock options exercised	0.502	—	—	0.502
Share repurchases	—	(7.317)	—	(7.317)
Other	0.504	—	—	0.504

Balance at December 31, 2003	87.775	(13.460)	—	74.315

Stock Based Compensation

Stock Compensation Plans

Under the 2002 Stock Compensation Plan, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 5.9 of these shares were available for grant at December 31, 2003.

Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options, vest ratably over three years, and expire no later than 10 years from the date of grant. The option price per share may be no less than the fair market value of our common stock on the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired.

Restricted stock or restricted stock units may be granted to certain eligible employees in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and units vest ratably over three years. Upon vesting, the units are converted into shares of our common stock and are free of any restrictions.

No SARs or performance units have been granted under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Special Option Awards

In 2002 and 2003, no special options were awarded. At December 31, 2003, 11.6 of the total options outstanding were granted outside of the 2002 Stock Compensation Plan.

During 2001, 0.200 stock options were awarded under the 1992 Stock Compensation Plan to key members of our senior leadership team with exercise prices in excess of market value on the respective grant dates. The options vest after five years and expire no later than ten years from the date of grant. These options have exercise prices as follows: 0.050 options have an exercise price of $61.00, 0.050 options have an exercise price of $72.50, 0.050 options have an exercise price of $85.00, and 0.050 options have an exercise price of $97.50.

The following table shows stock option activity from December 31, 2000 through December 31, 2003:

		Options
	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2000	15.138	$75.43
Assumed in acquisition of UDI	1.068	43.39
Granted	2.490	54.14
Exercised	(1.194)	36.92
Terminated	(0.078)	—

Options outstanding at December 31, 2001	17.424	$73.26
Granted	3.284	69.15
Exercised	(1.330)	37.79
Terminated	(0.968)	—

Options outstanding at December 31, 2002	18.410	$76.36
Granted	3.184	38.72
Exercised	(0.502)	37.05
Terminated	(1.163)	—

Options outstanding at December 31, 2003	19.929	$72.82
Exercisable at December 31, 2003	6.818	46.53
Exercisable at December 31, 2002	5.110	41.47
Exercisable at December 31, 2001	2.228	45.40

Stock options outstanding and exercisable at December 31, 2003 and related weighted average exercise price and remaining average life information follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Remaining Life-Years (Wtd. Avg.)	Exercise Price (Wtd. Avg.)	Shares	Exercise Price (Wtd. Avg.)
$ 7.06 - $ 11.81	0.011	1.1	$8.22	0.011	$8.22
$ 19.22 - $27.81	0.556	3.1	22.88	0.556	22.88
$ 29.59 - $44.34	5.441	6.6	37.27	2.686	35.99
$ 44.84 - $67.00	3.687	5.4	51.76	2.309	49.41
$ 67.31 - $97.50	5.234	6.5	77.82	1.256	74.60
$105.00 - $150.00	5.000	6.6	127.50	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

We have applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost is reflected in net income for stock option awards as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. For our restricted stock award, we recorded compensation expense in determining net income as appropriate. Refer to Note 1 for the disclosure provisions of SFAS No. 148 illustrating the pro forma effect on income from continuing operations and net income had the fair value recognition provisions of SFAS No. 123 been applied to stock based employee compensation.

Restricted Stock and Restricted Stock Unit Awards

In December 2003, the Compensation Committee of the Board of Directors announced the intent to issue Restricted Stock and Restricted Stock Units in lieu of stock options for stock-based employee compensation to eligible employees commencing with grants in the first quarter of 2004. These awards to employees are required to be expensed over the vesting period under APB No. 25.

On July 3, 2002, our Board of Directors amended the employment agreement of our Chairman, President, and Chief Executive Officer by granting him 1.0 restricted shares of our stock at the market price of $48.85 per share pursuant to the 2002 Stock Compensation Plan. The shares vest in five annual installments of 0.2 shares commencing on July 3, 2007. The grant will be fully vested on July 3, 2011. The deferred compensation associated with this grant is being amortized on a straight-line basis over the nine-year vesting period. In 2003, $5.4 of related compensation expense was recorded and the unamortized balance of $40.7 is reported as unearned compensation in the shareholders’ equity section of the Consolidated Balance Sheet at December 31, 2003.

Employee Stock Purchase Plan

All domestic full-time, non-union employees are eligible to participate in the employee stock purchase plan (ESPP). The employees covered by a collective bargaining agreement participate only if their collective bargaining agreement specifically provides for their participation in the plan. Eligible employees authorize a payroll deduction to purchase shares, and we make a 15% matching cash contribution, which is also used to purchase shares. Shares purchased under the plan are made by third party brokers on the open market and we pay commission and brokerage fees for the purchase.

Warrants

At December 31, 2001, we had 0.732 outstanding warrants exercisable for 0.732 shares of our common stock. These warrants were originally issued in 1987 by GCA Corporation, a company acquired by General Signal Corporation in 1988. As a result of the acquisition of GCA by General Signal and the subsequent acquisition of General Signal by us, the warrants became rights to purchase shares of our common stock. The warrants represented the right to purchase an aggregate of 0.732 shares of our common stock at an exercise price of $47.26 per share. In 2002, we issued 0.512 shares of common stock and received $24.2 of cash proceeds related to the exercise of these warrants. The remaining 0.220 warrants were not exercised and expired in 2002. All cash proceeds received by us in connection with the warrant exercises were used for general corporate purposes. At December 31, 2003, we had no warrants outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Treasury Stock

In 2003, we repurchased 7.3 shares of our common stock on the open market, for a total cash consideration of $315.4. The covenants of our senior credit facility as well as the indenture of our senior notes contain certain restrictions on the payment of dividends and the repurchase of our common stock. See Note 11 for discussion on our ability to repurchase shares under our current senior note indenture.

Preferred Stock

None of our 3.0 shares of authorized, no par value preferred stock was outstanding at December 31, 2003, 2002 and 2001.

Shareholder Rights Plan

Pursuant to our Shareholder Rights Agreement, each share of our common stock carries one preferred stock purchase right. Each right entitles the holder, upon the occurrence of certain events, to purchase one-half of one one-thousandth of a share of a new series of junior participating preferred stock for $200.00 per share. Furthermore, if we are involved in a merger or other business combination at any time after the rights become exercisable, the rights will entitle the holder to buy the number of shares of common stock of the acquiring company having a market value of twice the then current exercise price of each right. Alternatively, if a 20% or more shareholder acquires us by means of a reverse merger in which the company and its stock survive, or engages in self-dealing transactions with us, or if any person acquires 20% or more of our common stock, then each right not owned by a 20% or more shareholder will become exercisable for the number of shares of our common stock having a market value of twice the then current exercise price of each right. The rights, which do not have voting rights, expire on June 25, 2006, and we may redeem them at a price of $.005 per right at any time prior to any person or affiliated group of persons acquiring 20% or more of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

(15)  QUARTERLY RESULTS (UNAUDITED)

	First			Second			Third			Fourth
	2003		2002	2003		2002	2003		2002	2003		2002
Operating revenues	$1,116.2		$1,068.6	$1,270.4		$1,204.7	$1,241.9		$1,233.3	$1,453.0		$1,315.7
Gross margin	330.5		347.3	387.5		404.9	377.7		384.9	438.2		428.1
Income from continuing operations before change in accounting principle	39.7	(1)	64.7 (2)	51.1	(3)	66.6 (4)	74.9	(5)	77.6 (6)	98.9	(7)	80.0 (8)
Income (loss) from discontinued operations, net of tax	(31.3	)(9)	0.4	2.7	(10)	(8.3)	—		(1.8)	—		(3.2)
Change in accounting principle	—		(148.6)	—		—	—		—	—		—

Net income (loss)	$8.4		$(83.5)	$53.8		$58.3	$74.9		$75.8	$98.9		$76.8

Basic earnings per share of common stock:
Continuing operations	$0.50		$0.80	$0.66		$0.81	$0.99		$0.94	$1.33		$1.00
Discontinued operations, net of tax	(0.39)		—	0.03		(0.10)	—		(0.02)	—		(0.04)
Change in accounting principle	—		(1.83)	—		—	—		—	—		—

Net income (loss)	$0.11		$(1.03)	$0.69		$0.71	$0.99		$0.92	$1.33		$0.96

Diluted earnings per share of common stock:
Continuing operations	$0.50		$0.78	$0.66		$0.79	$0.98		$0.93	$1.30		$0.99
Discontinued operations, net of tax	(0.39)		—	0.03		(0.10)	—		(0.02)	—		(0.04)
Change in accounting principle	—		(1.78)	—		—	—		—	—		—

Net income (loss)	$0.11		$(1.00)	$0.69		$0.69	$0.98		$0.91	$1.30		$0.95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

(Dollar and share amounts in millions, except per share and per LYON data)

Note:	The sum of the quarters’ earnings per share may not equal the full year per share amounts.
(1)	Included $9.2 of special charges associated with restructuring initiatives. See Note 6 for further discussion.

(2)	Included $6.4 of special charges associated with restructuring initiatives. See Note 6 for further discussion.

(3)	Included $24.1 of special charges associated with restructuring initiatives. See Note 6 for further discussion.

(4)	Included $39.1 of special charges associated with restructuring initiatives. See Note 6 for further discussion.

(5)	Included $13.5 of special charges associated with restructuring initiatives. See Note 6 for further discussion.

(6)	Included $17.0 of special and other charges, $12.6 of which was recorded as a component of cost of products sold. See Note 6 for further discussion.

(7)	Included $13.6 of special charges associated with restructuring initiatives. See Note 6 for further discussion. Also included $41.9 of other income related to a favorable settlement award associated with an infringement claim against Microsoft. See Note 13 for further discussion.

(8)	Included $31.9 of special charges associated with restructuring initiatives. See Note 6 for further discussion.

(9)	Included a loss on sale of Inrange of $26.0 along with its after tax loss from operations of $5.3. See Note 3 for further discussion.

(10)	Included a $7.1 adjustment of the loss on the sale of Inrange along with its loss from operations of $4.4. See Note 3 for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Deloitte & Touche, LLP during the fiscal years ended December 31, 2003 and 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the year ended December 31, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Directors of the company.

This information is included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.

(b) Executive Officers of the company.

See Part I of this Form 10-K at page 10.

(c) Audit Committee Financial Expert.

This information is included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

(d) Identification and Composition of the Audit Committee.

This information is included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

(e) Section 16(a) Beneficial Ownership Reporting Compliance.

This information is included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

(f) Code of Ethics.

This information is included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

This information is included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the heading “Independent Public Auditor” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 60 of this Form 10-K.

2.	Financial Statement Schedules. None required. See page 60 of this Form 10-K.

3.	Exhibits. See Index to Exhibits.

(b) Reports on Form 8-K.

On December 12, 2003, we filed a Form 8-K announcing that our Board of Directors approved the implementation of a quarterly dividend program; and that we plan to use restricted stock and restricted stock units in lieu of stock options commencing in 2004.

On December 30, 2003, we filed a Form 8-K announcing that we had reached a favorable settlement in the patent infringement suit between our subsidiary, Imagexpo L.L.C., and Microsoft Corporation. We also announced our notification to JP Morgan Chase that we would pay down $200 million of our Tranche B Term Loan on December 31, 2003 and terminate $200 million notional of floating to fixed interest rate swaps.

In addition, on October 28, 2003, we furnished under Item 12 of Form 8-K our press release dated October 28, 2003. This press release contained our third quarter 2003 earnings information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February 2004.

SPX CORPORATION
(Registrant)

By	/s/ PATRICK J. O’LEARY
Patrick J. O’Leary
Vice President Finance, Treasurer and Chief Financial Officer

POWER OF ATTORNEY

The undersigned officers and directors of SPX Corporation hereby severally constitute John B. Blystone, Christopher J. Kearney and Patrick J. O’Leary and each of them singly our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally do all such things in our name and on our behalf in our capacities as officers and directors to enable SPX Corporation to comply with the provisions of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on the Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of February 2004.

/s/ JOHN B. BLYSTONE	/s/ PATRICK J. O’LEARY
John B. Blystone	Patrick J. O’Leary
Chairman, President and Chief Executive Officer	Vice President Finance, Treasurer and Chief Financial Officer

/s/ RONALD L. WINOWIECKI	/s/ J. KERMIT CAMPBELL
Ronald L. Winowiecki	J. Kermit Campbell
Corporate Controller and Chief Accounting Officer	Director

/s/ SARAH R. COFFIN	/s/ DAVID P. WILLIAMS
Sarah R. Coffin	David P. Williams
Director	Director

/s/ EMERSON U. FULLWOOD	/s/ CHARLES E. JOHNSON II
Emerson U. Fullwood	Charles E. Johnson II
Director	Director

INDEX TO EXHIBITS

Item No.		Description
2.1	—	Agreement and Plan of Merger among SPX Corporation, SAC Corp. and General Signal Corporation, dated as of July 19, 1998, incorporated herein by reference from our Form S-4 Registration Statement (No. 333-60853) filed on July 20, 1998.

2.2	—	Merger Agreement, dated March 10, 2001 between SPX Corporation and United Dominion Industries Limited, incorporated herein by reference from our Current Report on Form 8-K filed on March 15, 2001 (file no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

3.3	—	By-Laws as amended and restated effective April 1, 2003, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (file no. 1-6948).

4.1	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.2	—	Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.3	—	Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.

4.4	—	Rights Agreement, dated as of June 25, 1996 between SPX Corporation and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain circumstances, incorporated herein by reference from our Registration Statement on Form 8-A filed on June 26, 1996 (file no. 1-6948).

4.5	—	Amendment No. 1 to Rights Agreement, effective October 22, 1997, between SPX Corporation and The Bank of New York, incorporated herein by reference from our Registration Statement on Form 8-A filed on January 9, 1998 (file no. 1-6948).

4.6	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of May 9, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.7	—	Form of Liquid Yield Option(TM) Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.8	—	Registration Rights Agreement dated as of May 9, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.

4.9	—	Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.10	—	Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.11	—	Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.12	—	Amendment No. 2 to Rights Agreement dated as of June 26, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 (file no. 1-6948).

Item No.		Description
4.13	—	Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.14	—	First Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.15	—	Second Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of June 16, 2003, incorporated herein by reference from our Current Report on Form 8-K filed on June 18, 2003 (file no. 1-6948).

4.16	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.

*10.1	—	SPX Corporation Retirement Plan for Directors, as amended and restated, incorporated herein by reference from our Amendment No. 1 on Form 8 to the Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

*10.2	—	SPX Corporation Excess Benefit Plan No. 3, as amended and restated, incorporated herein by reference from our Amendment No. 1 on Form 8 to the Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).

*10.3	—	SPX Corporation Supplemental Employee Stock Ownership Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1990 (file no. 1-6948).

*10.4	—	Employment agreement, and related Nonqualified Stock Option Agreement and Restricted Shares Agreement, between SPX Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1995 (file no. 1-6948).

*10.5	—	Employment agreement between SPX Corporation and John B. Blystone dated as January 1, 1997, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1996 (file no. 1-6948).

*10.6	—	SPX Corporation 1997 Non-Employee Director’s Compensation Plan, incorporated herein by reference from Exhibit A to the Proxy Statement contained in our Schedule 14A filed on March 25, 1997 (file no. 1-6948).

*10.7	—	Form of Executive Change of Control Agreement for certain executive officers, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (file no. 1-6948).

*10.8	—	Executive Change of Control Agreement for John B. Blystone dated February 15, 1999 incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (file no. 1-6948).

*10.9	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Thomas J. Riordan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.10	—	Stock Option Award dated as of June 23, 1999 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.11	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000 (file no. 1-6948).

*10.12	—	Stock Option Award dated as of May 10, 1999 between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

Item No.		Description
*10.13	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.14	—	Stock Option Award dated as of August 26, 1998 between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.15	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.16	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Lewis M. Kling, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.17	—	Stock Option Award dated as of April 23, 1997 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.18	—	Stock Option Award dated as of June 23, 1999 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.19	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.20	—	Stock Option Award dated as of December 10, 1997 between SPX Corporation and Thomas J. Riordan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.21	—	Stock Option Award dated as of February 26, 1997 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.22	—	Nonqualified Stock Option Agreement dated as of October 14, 1996 between SPX Corporation and Patrick J. O’Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.23	—	SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated January 1, 2002, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

*10.24	—	Form of Loan Note (Primary Residence) for certain executive officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

*10.25	—	Amended and Restated Deferred Compensation Plan of United Dominion Industries, Inc., effective as of May 24, 2001, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

*10.26	—	SPX Corporation 2002 Stock Compensation Plan, as amended and restated, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

*10.27	—	Amendment to Employment Agreement between SPX Corporation and John B. Blystone dated August 28, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 1-6948).

Item No.		Description
10.28	—	Underwriting Agreement between SPX Corporation and J.P. Morgan Securities Inc., as representative of several underwriters listed in Schedule I thereto, dated December 13, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2002 (file no. 1-6948).

10.29	—	Sixth Amended and Restated Credit Agreement dated as of August 18, 2003, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (file no. 1-6948).

11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Income, page 109 of this Form 10-K.

21.1	—	Subsidiaries.

23.1	—	Consent of Deloitte & Touche LLP.

24.1	—	Power of Attorney (included on signature page).

31.1	—	Rule 13a-14(a) Certifications.

32.1	—	Section 1350 Certifications.

*	Denotes management contract or compensatory plan or arrangement.