Form 10-Q
period 2004-03-31
SPX CORP
filed 2004-04-30
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Common shares outstanding April 28, 2004         75,962,613

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$583.6	$721.6
Accounts receivable, net	997.1	1,002.5
Inventories, net	745.1	652.3
Other current assets	94.7	87.9
Deferred income taxes	199.1	197.4

Total current assets	2,619.6	2,661.7
Property, plant and equipment	1,328.1	1,301.3
Accumulated depreciation	(591.4)	(566.6)

Net property, plant and equipment	736.7	734.7
Goodwill	3,012.4	2,932.4
Intangibles, net	627.2	619.2
Other assets	664.4	677.0

Total assets	$7,660.3	$7,625.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$572.2	$591.0
Accrued expenses	801.6	826.6
Short-term debt	106.2	87.9
Current maturities of long-term debt	36.4	24.8

Total current liabilities	1,516.4	1,530.3
Long-term debt	2,517.7	2,530.2
Deferred income taxes	843.5	850.8
Other long-term liabilities	682.0	644.1

Total long-term liabilities	4,043.2	4,025.1
Minority interest	2.1	2.4
Shareholders’ equity:
Common stock	893.9	878.1
Paid-in capital	940.4	897.2
Retained earnings	732.1	714.2
Unearned compensation	(91.4)	(40.7)
Accumulated other comprehensive income	212.4	207.2
Common stock in treasury	(588.8)	(588.8)

Total shareholders’ equity	2,098.6	2,067.2

Total liabilities and shareholders’ equity	$7,660.3	$7,625.0

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three months ended March 31,
	2004	2003
Revenues	$1,308.9	$1,116.2
Costs and expenses:
Cost of products sold	939.9	785.7
Selling, general and administrative	266.3	222.8
Intangible amortization	3.4	2.3
Special charges, net	2.9	9.2

Operating income	96.4	96.2
Other (expense) income, net	(2.9)	2.0
Equity earnings in joint ventures	5.7	10.0
Interest expense, net	(41.5)	(45.2)

Income from continuing operations before income taxes	57.7	63.0
Provision for income taxes	(20.8)	(23.3)

Income from continuing operations	36.9	39.7
Loss from discontinued operations, net of tax	—	(31.3)

Net income	$36.9	$8.4

Basic earnings per share of common stock
Income from continuing operations	$0.50	$0.50
Loss from discontinued operations	—	(0.39)

Net income per share	$0.50	$0.11

Weighted average number of common shares outstanding	74.122	79.657
Diluted earnings per share of common stock
Income from continuing operations	$0.49	$0.50
Loss from discontinued operations	—	(0.39)

Net income per share	$0.49	$0.11

Weighted average number of common shares outstanding	75.958	79.915

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Three months ended March 31,
	2004	2003
Cash flows from (used in) operating activities:
Net income	$36.9	$8.4
Loss from discontinued operations, net of tax	—	31.3

Income from continuing operations	36.9	39.7
Adjustments to reconcile income to net cash from operating activities
Special charges	2.9	9.2
Loss on the sale of assets	0.3	—
Deferred income taxes	8.0	6.1
Depreciation	26.8	28.6
Amortization of intangibles and other assets	4.0	2.6
Accretion of LYONs	4.3	5.9
Employee benefits	10.4	7.3
Stock-based compensation	4.7	1.4
Other, net	12.9	8.5
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	71.2	69.7
Inventories	(69.3)	(43.0)
Accounts payable, accrued expenses, and other	(185.3)	(64.4)
Cash spending on restructuring actions	(10.3)	(20.9)

Net cash (used in) from continuing operations	(82.5)	50.7
Net cash from discontinued operations	—	20.3

Net cash (used in) from operating activities	(82.5)	71.0
Cash flows from (used in) investing activities:
Proceeds from asset sales	12.0	0.5
Business acquisitions and investments, net of cash acquired	(57.5)	(157.3)
Capital expenditures	(9.1)	(14.7)

Net cash used in continuing operations	(54.6)	(171.5)
Net cash used in discontinued operations	—	(0.5)

Net cash used in investing activities	(54.6)	(172.0)
Cash flows from (used in) financing activities:
Additional debt borrowings	—	0.6
Repayments of debt borrowings	(36.1)	—
Net borrowings under other financing arrangements	18.4	6.7
Purchases of common stock	—	(48.7)
Proceeds from the exercise of employee stock options	35.8	—
Dividends paid	(19.0)	—

Net cash used in continuing operations	(0.9)	(41.4)
Net cash used in discontinued operations	—	—

Net cash used in financing activities	(0.9)	(41.4)
Net change in cash and equivalents	(138.0)	(142.4)
Consolidated cash and equivalents, beginning of period	721.6	541.3

Consolidated cash and equivalents, end of period	$583.6	$398.9

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(1)	BASIS OF PRESENTATION

In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of condensed consolidated income and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles (“GAAP”) and represent our accounts after the elimination of inter-company transactions. Investments in unconsolidated companies where we do not exercise control and are not the majority shareholder, but we have significant influence are accounted for using the equity method. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to current quarter presentation. These reclassifications had no impact on previously reported results of operations, in total, or on total shareholders’ equity.

The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. On April 7, 2003, we announced the sale of our Inrange Technologies Corporation subsidiary (“Inrange”), and we closed the sale on May 5, 2003. Beginning in the first quarter of 2003, the results of Inrange were reported as discontinued operations in our condensed consolidated financial statements. Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations. See Note 4 for more information on the sale of Inrange. We label our quarterly information using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing date for the first quarter was April 3 and March 29 for 2004 and 2003, respectively. The effects of this practice only exist within a reporting year.

(2)	NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In January 2003, the Financial Accounting Standards Board (“FASB) issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004. Adoption of FIN 46 in the first quarter of 2004 did not have a material impact on our financial position or results of operations.

In December 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of FASB Statements No. 87, 88, and 106”. SFAS No. 132R revises disclosure requirements for pension plans and other postretirement plans to provide additional information in both interim and annual financial statements regarding the type of plan assets, investment strategy, expected future cash flows and the general approach in developing plan assumptions. We have adopted the provisions of this statement as of and for all periods ending after December 31, 2003. Refer to Note 10 for the additional disclosures required by SFAS No. 132R.

In January 2004, the FASB issued Financial Staff Position (“FSP”) SFAS No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the Act”). FSP SFAS No. 106-1 introduces accounting guidance for the Act’s subsidy provisions given to health care plan sponsors who provide specified levels of postretirement healthcare prescription benefits. We have not accounted for the subsidy provisions of the Act as of March 31, 2004, as allowed under FSP SFAS No. 106-1. We are currently awaiting further guidance from the FASB regarding the FSP to determine its impact on our financial position and results of operations.

In March 2004, the FASB issued an Exposure Draft titled “Share-Based Payment an amendment of FASB Statements No. 123 and 95”. The Exposure Draft would require the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the payment at the grant date. The Exposure Draft is not final and is subject to a comment period that will end on June 30, 2004. Although the Exposure Draft and its eventual effective date are still subject to revision, the proposed effective date of the Exposure Draft is for fiscal years beginning after December 15, 2004. We are currently assessing the potential impact the Exposure Draft could have on our financial position and results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(3)	STOCK-BASED COMPENSATION

We have a stock-based compensation plan, including stock options, restricted stock and restricted stock unit awards. We account for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, except for awards of restricted stock and restricted stock units, we do not recognize any compensation expense. We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” and the following table illustrates the pro forma effect on net income and income per share for the three months ended March 31, 2004 and 2003 had the fair value recognition provisions of SFAS No. 123 been applied to employee grants of stock options from the date of grant:

	Three months ended March 31,
	2004	2003
Net income — as reported	$36.9	$8.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect (1)	3.8	1.4
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(11.8)	(12.5)
Awards granted above market value (2)	0.8	(10.6)
Net income (loss) — pro forma	$29.7	$(13.3)

Basic earnings (loss) per share of common stock:
Income per share — as reported	$0.50	$0.11
Income (loss) per share — pro forma	$0.40	$(0.17)
Diluted earnings (loss) per share of common stock:
Income per share — as reported	$0.49	$0.11
Income (loss) per share — pro forma	$0.39	$(0.17)
Basic earnings per share of common stock from continuing operations:
Income per share — as reported	$0.50	$0.50
Income per share — pro forma	$0.40	$0.23
Diluted earnings per share of common stock from continuing operations:
Income per share — as reported	$0.49	$0.50
Income per share — pro forma	$0.39	$0.23

(1)	Reflects expense, net of tax, related to restricted stock and restricted stock unit awards.

(2)	The pro-forma impact associated with awards granted above market value was accretive to the pro-forma calculation of option expense for the three months ended March 31, 2004 due to the forfeiture of unvested stock options associated with a retired corporate officer.

(4)	ACQUISITIONS AND DIVESTITURES

We continually review each of our businesses pursuant to our “grow, fix or sell” strategy. We use acquisitions as a part of our strategy to acquire access to new technologies, expand our geographic reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. We also may look to sell current business assets if we determine they strategically fit better with another company. Business acquisitions and dispositions for the three months ended March 31, 2004 and 2003 are described below.

All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of condensed consolidated income include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. We consider a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

Acquisitions—2004

During the first quarter, we completed three acquisitions in our Technical Products and Systems segment. Our security and integrated building life-safety systems platform completed one acquisition, for a cash purchase price of $2.2. The acquired company had revenues of $4.2 in the twelve months prior to the date of acquisition. The broadcast and communications systems and services platform completed one acquisition, for a cash purchase price of $4.0. The acquired company had revenues of $16.6 in the twelve months prior to the date of acquisition. Our laboratory and life sciences platform completed one acquisition for a cash purchase price of $8.1. The acquired company had revenues of $18.0 in the twelve months prior to the date of acquisition.

During the first quarter, our compaction equipment platform in the Industrial Products and Services segment completed one acquisition for a cash purchase price of $5.7. The acquired company had revenues of $6.5 in the twelve months prior to the date of acquisition.

During the first quarter, our fluid systems platform in the Flow Technology segment completed the acquisition of McLeod Russel Holdings PLC (“McLeod) for a purchase price of $54.5, which included the assumption of $30.5 in debt. McLeod had revenues of $118.6 in the twelve months prior to the date of acquisition.

During the first quarter, our Service Solutions segment completed one acquisition for a cash purchase price of $12.9. The acquisition had revenues of $6.7 in the twelve months prior to the date of acquisition.

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

Discontinued Operations—2003

On April 7, 2003, we announced that we had signed a definitive agreement with Computer Network Technology Corporation (“CNT”) to sell our ownership of the outstanding shares of Inrange, a subsidiary that was part of our Technical Products and Systems segment. In the first quarter of 2003, we determined that the sale of Inrange was probable, and, accordingly, we accounted for Inrange as a discontinued operation, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” On May 5, 2003, the sale of Inrange to CNT closed and our portion of the cash proceeds was $149.0, after a $24.5 settlement of an inter-company note payable by us to Inrange. The results of Inrange for the three months ended March 31, 2003 are included in the condensed consolidated financial statements as discontinued operations.

For the three months ended March 31, 2003, total revenues and pre-tax loss from discontinued operations were $40.2 and $8.4, respectively. The total loss from discontinued operations, net of tax, for the three months ended March 31, 2003 was $31.3, which included the expected loss on the sale of Inrange.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(5)	BUSINESS SEGMENT INFORMATION

We are a global provider of technical products and systems, industrial products and services, flow technology, cooling technologies and services and service solutions. We offer a diverse collection of products, which include fire detection and building life-safety products, TV and radio broadcast antennas and towers, life science products and services, power transformers, compaction equipment, high-tech die castings, loading dock products and systems, cooling towers, air filtration products, valves, back-flow prevention and fluid handling equipment and metering and mixing solutions. Our products and services also include specialty service tools, diagnostic systems, service equipment and technical information services. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

We have aggregated certain operating segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The primary aggregation factors considered in determining the segments were the nature of products sold, production processes and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering special charges. This is consistent with the way our chief operating decision maker evaluates the results of each segment. Our results of operations are reported in five segments: Technical Products and Systems, Industrial Products and Services, Flow Technology, Cooling Technologies and Services and Service Solutions.

In 2003, our cooling technologies business, which was previously reported in our Flow Technology segment, exceeded ten percent of total segment revenue. As a result, we report the results of cooling technologies and services as a separate reportable business segment. Segment data for 2003 has been restated to separate Cooling Technologies and Services from our Flow Technology segment.

Technical Products and Systems

The Technical Products and Systems segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions.

This segment includes operating units that design, manufacture and market laboratory and life science products and services, security and integrated building life-safety systems, broadcast and communication systems and services and electrical test and measurement solutions.

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

Flow Technology

Our Flow Technology segment designs, manufactures and markets solutions and products that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications and air flow treatment systems. In the Flow Technology segment, we have businesses that supply process and fluid handling equipment, filtration and dehydration products, services for compressed air and process gas systems, and boilers and hydronic products.

Cooling Technologies and Services

Our Cooling Technologies and Services segment designs, manufactures and services cooling products for markets throughout the world. Offering both dry and wet cooling systems, this segment provides a diverse offering of products for power generation, refrigeration, HVAC and industrial markets. This business is currently focused on expanding its global reach, including expanding its dry cooling manufacturing capacity, as well as increasing reconstruction service offerings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

Service Solutions

Our Service Solutions segment consists of: diagnostic systems and service equipment, specialty tools and technical information and services. The strategy of this segment is to focus on the design, manufacture and marketing of a wide range of specialty service tools, hand-held diagnostic systems and service equipment, inspection gauging systems, and technical and training information, primarily for the franchised vehicle dealer industry in North America and Europe. Major customers are franchised dealers of motor vehicle manufacturers, aftermarket vehicle service facilities and independent distributors.

Financial data for our business segments, including the results of acquisitions from the dates of the respective acquisitions, are as follows:

	Three months ended March 31,
	2004	2003
Revenues:
Technical Products and Systems	$310.4	$262.1
Industrial Products and Services	370.4	340.2
Flow Technology	248.7	219.3
Cooling Technologies and Services	175.7	132.9
Service Solutions	203.7	161.7

	$1,308.9	$1,116.2

Segment Income:
Technical Products and Systems	$35.1	$35.1
Industrial Products and Services	26.1	28.9
Flow Technology	31.8	27.8
Cooling Technologies and Services	13.2	15.5
Service Solutions	14.2	14.2

Total Segment Income	120.4	121.5
General Corporate	(16.4)	(14.7)
Stock-Based Compensation	(4.7)	(1.4)
Special Charges, net	(2.9)	(9.2)

Consolidated Operating Income	$96.4	$96.2

(6)	SPECIAL CHARGES

As part of our Value Improvement Process®, we right size and consolidate operations to drive results. Additionally, in connection with our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint, and profitability in any economic environment. As a result of our strategic review process, we recorded net special charges of $2.9 and $9.2 in the first quarter of 2004 and 2003, respectively. These special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce our work force and rationalize certain product lines.

The purpose of our restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency. We estimate that we will achieve operating cost reductions in 2004 and beyond through reduced employee and manufacturing costs and other facility overhead reductions.

The components of the net special charges have been computed based on actual cash payouts or receipts, our estimate of the realizable value of the affected tangible and intangible assets, and estimated exit costs, including severance and other employee benefits based on existing severance practices and local laws.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

Special charges, net for the three-month periods ended March 31, 2004 and 2003 include the following:

	Three months ended March 31,
	2004	2003
Employee Benefit Costs	$3.9	$6.2
Facility Consolidation Costs	2.2	1.0
Other Cash Costs	—	0.1
Non-Cash Asset Write-downs	—	1.9
Gain on Sale of Assets	(3.2)	—

Total special charges, net	$2.9	$9.2

At March 31, 2004, a total of $16.1 of restructuring liabilities remained on the condensed consolidated balance sheet as shown below. With the exception of certain multi-year operating lease obligations and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2002 through March 31, 2004:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-cash Asset Write- Downs	Total Special Charges
Balance at December 31, 2002	$30.2	$15.8	$2.7	$—	$48.7
Special Charges	30.8	7.7	3.7	22.3	64.5
Non-Cash Asset Write-down	—	—	—	(22.3)	(22.3)
Adjustments	(3.0)	(1.1)	—	—	(4.1)
Cash Payments	(47.6)	(16.0)	(2.9)	—	(66.5)

Balance at December 31, 2003	$10.4	$6.4	$3.5	$—	$20.3
Special Charges (1)	3.9	2.4	—	—	6.3
Adjustments	—	(0.2)	—	—	(0.2)
Cash Payments	(6.3)	(4.0)	—	—	(10.3)

Balance at March 31, 2004	$8.0	$4.6	$3.5	$—	$16.1

(1)	Excludes $3.2 of gains on sales of assets recognized as a component of Special Charges, net.

Special Charges—2004

In the first quarter of 2004, we recorded net special charges of $2.9, which included $6.3 of special charges relating to employee benefit and facility closure costs partially offset by a $3.2 gain on the sale of two manufacturing facilities and a $0.2 credit due to lower than expected costs to complete certain previously announced facility consolidation actions. We recorded $2.2 in the Technical Products and Systems segment, ($0.1) in the Industrial Products and Services segment, ($0.5) in the Flow Technology segment, $0.6 in the Cooling Technologies and Services segment, $0.3 in the Service Solutions segment and $0.4 at Corporate.

The $6.3 of restructuring charges recorded in the first quarter related primarily to workforce reduction and facility consolidation and closure costs at our cooling technologies, specialty engineered products and broadcast and communication systems and services platforms as a result of strategic decisions to close facilities and right-size operations. The new restructuring initiatives announced in the first quarter of 2004 resulted in the termination of approximately 125 hourly and 36 salaried domestic and foreign employees.

In the Technical Products and Systems segment, we recorded $2.2 of charges for the three months ended March 31, 2004 related primarily to employee benefit costs and facility closure costs. During the quarter, our broadcast and communications

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

systems and services platform recorded charges for costs related to employee workforce reductions at our Bristol, United Kingdom and Raymond, ME facilities. We also recognized facility closure and holding costs in our laboratory and life sciences platform associated with the previously initiated closure of the Newtown, CT administrative and manufacturing facility. As of March 31, 2004, the Newtown facility has been classified as held for sale as a current asset in the condensed consolidated balance sheet and is no longer being depreciated. These restructuring actions will result in the termination of approximately 79 hourly and seven salaried domestic and foreign employees.

In the Industrial Products and Services segments, we recorded a $0.1 net special charge credit for the three months ended March 31, 2004 related primarily to facility closure costs offset by a gain on the disposition of a manufacturing facility. During the quarter, our specialty engineered products platform recorded charges associated with the previously announced consolidation of certain manufacturing operations at our loading dock products business from Milwaukee, WI to Reynosa, Mexico. Our industrial tools and hydraulic unit business recorded facility closure costs offset by a $1.9 gain related to the closure and sale of a manufacturing facility in the United Kingdom.

In the Flow Technology segment, we recorded a $0.5 net special charge credit for the three months ended March 31, 2004 related to employee benefit and facility consolidation costs offset by a gain on the sale of a facility. Employee benefit and facility consolidation costs were recorded in our fluid systems platform and related primarily to workforce reductions in the United Kingdom and the previously announced integration of existing air treatment facilities into the facilities of recently acquired businesses. In connection with facility consolidations at our air treatment business, we sold a manufacturing facility in Ireland and recorded a corresponding gain of $1.3. These restructuring actions resulted in the termination of approximately three hourly and 12 salaried foreign employees.

In the Cooling Technologies and Services segment, we recorded $0.6 of charges for the three months ended March 31, 2004 related primarily to a workforce reduction at our Overland Park, KS facility. Additionally we recognized facility closure costs associated with previously initiated closures of two manufacturing and administrative facilities. These restructuring actions resulted in the termination of approximately 14 hourly and five salaried domestic employees.

In the Service Solutions segment, we recorded $0.3 of charges for the three months ended March 31, 2004 related primarily to workforce reductions. These restructuring actions resulted in the termination of approximately 29 hourly and five salaried domestic employees.

The Corporate special charges of $0.4 related primarily to a workforce reduction and outsourcing of certain information technology support activities. These restructuring actions will result in the termination of approximately seven salaried domestic employees.

Special Charges—2003

In the first quarter of 2003, we recorded net special charges of $9.2, which included a $0.5 credit due to lower than expected costs to complete certain previously announced work force reduction and facility consolidation actions. We recorded $2.5 in the Technical Products and Systems segment, $1.9 in the Industrial Products and Services segment, $0.6 in the Flow Technology segment, $3.9 in the Cooling Technologies and Services segment and $0.3 in the Service Solutions segment.

The charges recorded in the first quarter related primarily to employee benefit costs for work force reductions at our cooling technologies and services, specialty engineered products and laboratory and life science products platforms as a result of strategic decisions to close facilities and right size operations. The new restructuring initiatives announced in the first quarter of 2003 resulted in the termination of approximately 213 hourly and 109 salaried domestic employees.

In the Technical Products and Systems segment, we recorded $2.5 of charges for the three months ended March 31, 2003. These charges related primarily to employee benefit costs for work force reduction initiatives taken to right-size the operations at our laboratory and life science products platform. In addition, we consolidated product lines at our broadcast and communication systems and services platform and announced the closure of a manufacturing facility at our electrical test and measurement solutions platform. The affected facility was located in Mahwah, NJ. These restructuring actions resulted in the termination of approximately 82 hourly and 41 salaried domestic employees.

In the Industrial Products and Services segment, we recorded $1.9 of charges for the three months ended March 31, 2003. These charges represented primarily employee benefit costs for initiatives taken to right size manufacturing operations at our specialty engineered products platform. These restructuring actions resulted in the termination of approximately 69 hourly and 18 salaried domestic employees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

In the Flow Technology segment, we recorded $0.6 of charges for the three months ended March 31, 2003. The actions taken at our fluid systems platform were predominantly for the integration of existing air treatment operations into the recently acquired Hankison operations. These restructuring and integration initiatives resulted in the termination of approximately ten hourly and nine salaried domestic employees.

In the Cooling Technologies and Services segment, we recorded $3.9 of charges for the quarter ended March 31, 2003 related to the consolidation of existing facilities into facilities of our recently acquired Balcke operations. Of these charges, $1.4 related to employee benefit costs for the closure of two manufacturing facilities, located in Eloy, AZ and Ocala, FL, and three sales and administrative offices, located in Santa Rosa, CA, Atlanta, GA and Philadelphia, PA. In addition, $1.9 of this charge related to asset impairments as a result of the closure of the Eloy manufacturing facility. These restructuring and integration initiatives resulted in the termination of approximately 52 hourly and 41 salaried domestic employees.

In the Service Solutions segment, we recorded $0.3 of charges for the three months ended March 31, 2003. These charges related primarily to as-incurred exit costs associated with the closure of our Montpelier, OH manufacturing facility.

(7)	INVENTORY

Inventory consists of the following amounts:

	March 31, 2004	December 31, 2003
Finished goods	$319.5	$294.6
Work in process	186.4	144.5
Raw material and purchased parts	252.5	225.3

Total FIFO cost	$758.4	$664.4
Excess of FIFO cost over LIFO inventory value	(13.3)	(12.1)

Total inventory	$745.1	$652.3

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Progress payments, netted against work in process were $15.9 and $14.8 at March 31, 2004 and December 31, 2003, respectively.

(8)	GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables reflect goodwill and other intangible assets as of December 31, 2003 and the activity thereafter through March 31, 2004. The activity reflects the initial allocation of purchase price for acquisitions completed in the first quarter of 2004, subsequent purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment, currency translation adjustments and amortization. This information is presented first on a consolidated basis and second on a segment basis.

Consolidated:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total
Weighted average useful life in years	N/A	N/A	8	10	12
December 31, 2003 gross balance	$2,932.4	$562.2	$57.0	$1.9	$19.4	$3,572.9
Acquisitions, related adjustments and currency translation of ($2.2)	80.0	(1.2)	(0.4)	—	13.0	91.4
March 31, 2004 gross balance	$3,012.4	$561.0	$56.6	$1.9	$32.4	$3,664.3

December 31, 2003 accumulated amortization			$(15.1)	$(1.0)	$(5.2)	$(21.3)
Amortization			(1.6)	(0.1)	(1.7)	(3.4)
March 31, 2004 accumulated amortization			$(16.7)	$(1.1)	$(6.9)	$(24.7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

Estimated amortization expense:
For year ended 2004	$13.4
For year ended 2005	$11.9
For year ended 2006	$10.4
For year ended 2007	$8.6
For year ended 2008	$6.1

Segments:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total
Technical Products and Systems
December 31, 2003 gross balance	$782.4	$116.1	$22.6	$1.8	$10.2	$933.1
Acquisitions, related adjustments and currency translation	5.1	0.8	(0.2)	—	3.0	8.7
March 31, 2004 gross balance	$787.5	$116.9	$22.4	$1.8	$13.2	$941.8

December 31, 2003 accumulated amortization			$(6.7)	$(0.9)	$(2.0)	$(9.6)
Amortization			(0.7)	(0.1)	(1.1)	(1.9)
March 31, 2004 accumulated amortization			$(7.4)	$(1.0)	$(3.1)	$(11.5)

Industrial Products and Services
December 31, 2003 gross balance	$812.9	$184.6	$16.1	$0.1	$7.9	$1,021.6
Acquisitions, related adjustments and currency translation	(5.1)	(1.2)	(0.2)	—	10.0	3.5
March 31, 2004 gross balance	$807.8	$183.4	$15.9	$0.1	$17.9	$1,025.1

December 31, 2003 accumulated amortization			$(3.4)	$(0.1)	$(2.4)	$(5.9)
Amortization			(0.3)	—	(0.5)	(0.8)
March 31, 2004 accumulated amortization			$(3.7)	$(0.1)	$(2.9)	$(6.7)

Flow Technology
December 31, 2003 gross balance	$566.1	$154.5	$8.7	$—	$1.3	$730.6
Acquisitions, related adjustments and currency translation	47.7	(0.5)	—	—	—	47.2
March 31, 2004 gross balance	$613.8	$154.0	$8.7	$—	$1.3	$777.8

December 31, 2003 accumulated amortization			$(2.2)	$—	$(0.8)	$(3.0)
Amortization			(0.2)	—	(0.1)	(0.3)
March 31, 2004 accumulated amortization			$(2.4)	$—	$(0.9)	$(3.3)

Cooling Technologies and Services
December 31, 2003 gross balance	$478.0	$56.3	$8.6	$—	$—	$542.9
Acquisitions, related adjustments and currency translation	19.9	(0.3)	—	—	—	19.6
March 31, 2004 gross balance	$497.9	$56.0	$8.6	$—	$—	$562.5

December 31, 2003 accumulated amortization			$(2.1)	$—	$—	$(2.1)
Amortization			(0.4)	—	—	(0.4)
March 31, 2004 accumulated amortization			$(2.5)	$—	$—	$(2.5)

Service Solutions
December 31, 2003 gross balance	$293.0	$50.7	$1.0	$—	$—	$344.7
Acquisitions, related adjustments and currency translation	12.4	—	—	—	—	12.4
March 31, 2004 gross balance	$305.4	$50.7	$1.0	$—	$—	$357.1

December 31, 2003 accumulated amortization			$(0.7)	$—	$—	$(0.7)
Amortization			—	—	—	—
March 31, 2004 accumulated amortization			$(0.7)	$—	$—	$(0.7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite lived intangibles in connection with our long-range forecasting process, which takes place in the fourth quarter. In addition, goodwill and indefinite lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144.

Consistent with the requirements of SFAS No. 142, the fair values of our reporting units are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. Accordingly, we monitor impairment indicators across our industries and markets including, but not limited to, the power transmission, industrial tools and hydraulic unit, broadcast and telecommunications and warehouse construction businesses. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to an impairment in the period that the change becomes known.

(9)	WARRANTY

In the normal course of business, we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. In addition, due to the seasonal fluctuations at certain of our businesses, the timing of warranty provisions and the usage of warranty accruals can vary period to period. We make adjustments to initial obligations for warranties as changes in the obligations become reasonably estimable. The following is an analysis of our product warranty accrual from December 31, 2003 through March 31, 2004:

Balance as of December 31, 2003	$81.2
Acquisitions/divestitures, net	1.0
Provisions	7.4
Usage	(9.5)

Balance as of March 31, 2004	$80.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(10)	EMPLOYEE BENEFIT PLANS

Components of our net periodic benefit cost (income) for our pension and postretirement plans include the following for the three months ended March 31:

	Pension Benefits		Postretirement Plans
	2004	2003	2004	2003
Service cost	$5.4	$4.6	$0.1	$0.1
Interest cost	18.8	19.0	3.1	3.2
Expected return on assets	(24.5)	(25.5)	—	—
Amortization of unrecognized losses	4.0	0.8	1.2	1.0
Amortization of unrecognized prior service cost	(0.1)	(0.1)	(0.3)	(0.3)

Net periodic benefit cost (income)	$3.6	$(1.2)	$4.1	$4.0

Our estimates of required employer contributions to our plans have not changed from those disclosed in our 2003 Form 10-K.

(11)	INDEBTEDNESS

	March 31, 2004	December 31, 2003
Revolving credit loan	$—	$—
Tranche A term loan	202.5	208.1
Tranche B term loan	891.0	891.0
LYONs, net of unamortized discount of $377.7 and $382.0, respectively	645.1	640.8
7.50% senior notes	500.0	500.0
6.25% senior notes	300.0	300.0
Other borrowings	121.7	103.0

	2,660.3	2,642.9
Less: short-term debt	(106.2)	(87.9)
Less: current maturities of long-term debt	(36.4)	(24.8)

Total long-term debt	$2,517.7	$2,530.2

Credit Facility

Our credit facility includes our Tranche A and Tranche B term loans along with our revolving credit loan. Aggregate maturities of the term loans are $25.8 in 2004, $42.7 in 2005, $53.9 in 2006, $59.5 in 2007, $275.1 in 2008, and $636.5 in 2009. Although no amounts were borrowed under our revolving credit loans at March 31, 2004, any future borrowings under these revolving credit loans would mature in 2008, when the facility expires, but could be repaid at any time before 2008.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

The final maturity for each loan is as follows:

Date of Final Maturity
Revolving credit loans	March 31, 2008
Tranche A term loans	March 31, 2008
Tranche B term loans	September 30, 2009

Our credit facility also requires scheduled principal payments of the term loans and mandatory prepayments from net proceeds arising in connection with certain asset sales or dispositions and issuances of subordinated debt under certain circumstances.

Our revolving loans may be borrowed, prepaid and reborrowed. Letters of credit and swing line loans are also available under the revolving credit facility. The facility provides for the issuance of letters of credit in U.S. Dollars, Euros, and Pounds Sterling at any time during the revolving availability period, in an aggregate amount not exceeding $250.0. Letters of credit issued under this facility reduce the aggregate amount available under the revolving loan commitment.

Under our credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first three months of 2004, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the foreseeable future. The Applicable Rate for the revolving loans and the Tranche A and Tranche B term loans is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate in effect after the February 2004 refinancing is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A and B term loans and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%

Our $500.0 of revolving loans available under our credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At March 31, 2004, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $174.6 of letters of credit outstanding.

Our credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries.

Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended March 31, 2004, our Consolidated Leverage Ratio was 2.57 to 1.00 and our Consolidated Interest Coverage Ratio was 5.14 to 1.00.

Our credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payments and transactions with affiliates. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to $75.0 plus an amount equal to 50% of Consolidated Net Income (as defined in the covenants) for the immediately preceding fiscal year, minus stock repurchases in excess of $200.0 if our Consolidated Leverage Ratio is between 3.0 and 2.0. In addition, our credit facility contains the following covenants regarding our ability to repurchase shares of our common stock: (1) if our Consolidated Leverage Ratio (as defined in the credit facility) is greater than 3.0, our share repurchase capacity is limited to $100.0, (2) if our Consolidated Leverage Ratio is between 3.0 and 2.0, our share repurchase capacity is limited to $200.0 plus an amount equal to 50% of Consolidated Net Income from October 1, 2002 to the end of the most recent fiscal period, less any cash dividends paid in excess of $75.0, and (3) if our Consolidated Leverage Ratio is less than 2.0, our share repurchase capacity is unlimited. Currently, our most restrictive financial covenant with respect to paying cash dividends and repurchasing stock is contained in the indenture of our senior notes.

Senior Notes

In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. The interest payment dates for these notes are June 15 and December 15 of each year, commencing on December 25, 2003. In December 2002, we issued $500.0 of callable 7.50% senior notes that mature on January 1, 2013. The interest payment dates for these notes are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

January 1 and July 1 of each year, commencing on July 1, 2003. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

The indentures governing the notes contain a number of covenants that limit our ability and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. Under the indentures, none of our subsidiaries are restricted from paying dividends to us. Under the most restrictive covenant our available capacity to make restrictive payments, which includes paying cash dividends or repurchasing our stock, was $61.8 at March 31, 2004.

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

On February 6, 2004, an immaterial amount of the February LYONs was put to us and settled in cash. The next put date for the February LYONs is February 6, 2006. As of March 31, 2004, the February and May LYONs had accreted carrying values of $627.8 and $17.3, respectively classified as long-term debt.

The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that any of the February LYONs or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. The amount of the recapture calculated on the next put date is approximately $1.8 and $103.4 on May 9, 2005 and February 6, 2006, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

The conversion rights based on predetermined accretive values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2004 Second Quarter	$86.09	$83.93
2004 Third Quarter	$86.47	$84.42
2004 Fourth Quarter	$86.86	$84.91
2005 First Quarter	$87.25	$85.40

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

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met; accordingly, they are not included in the diluted income per share of common stock calculation. If converted as of March 31, 2004, the February LYONs and May LYONs would be exchanged for a total of 9.8 shares of our common stock. If the LYONs had been converted as of January 1, 2004, diluted income per share of common stock from continuing operations would have been $0.47 for the quarter ended March 31, 2004.

Other Borrowings

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of March 31, 2004, the participating businesses had $47.9 outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for extended payments. As of March 31, 2004, the participating businesses had $52.3 outstanding under this arrangement. Through the use of third party financial institutions, both of these arrangements extend the payment of our businesses’ payables beyond their normal payment terms, and therefore we have classified these amounts as short-term debt. At December 31, 2003, a total of $87.9 was outstanding under both these programs.

Other Financing Activities

Our compaction equipment business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which it has an agreement to sell, on a revolving basis without recourse, certain qualified receivables, of which $31.8 and $27.6 had been sold under the agreement at March 31, 2004 and December 31, 2003, respectively. We expect to utilize the agreement in the foreseeable future. In the first quarter of 2004, we also entered into a sale and assignment agreement whereby certain of our businesses agreed to sell without recourse $70.6 in receivables. The net proceeds from the sale of the receivables were $101.8 at March 31, 2004 and $58.2 at December 31, 2003 under both these programs. Once sold, these receivables are not included on our balance sheet. We expect to utilize similar agreements in the foreseeable future; however, in the event we were to no longer utilize this program, the impact on our financial condition or cash flows may be material.

In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of March 31, 2004, we had not yet utilized this program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(12)	FINANCIAL INSTRUMENTS

We have entered into interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates in our variable rate debt portfolio. We account for our swaps as cash flow hedges and as of March 31, 2004, we had outstanding swaps with maturities to November 2009 that effectively convert $1,100.0 of our variable rate debt to a fixed rate of approximately 6.8%. As of March 31, 2004, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $56.9 and we have recorded a long-term liability of $58.8 to recognize the fair value of the swaps. The ineffective portions of these swaps have been recognized in earnings as a component of interest and resulted in a credit of $1.9 in the first quarter of 2004. Based on the unrealized losses of our swaps at March 31, 2004, we expect to reclassify $38.1 of our current derivative loss from accumulated other comprehensive loss into interest expense during the next twelve months as the hedged transactions occur. Due to fluctuations in interest rates, however, the derivative loss recorded in accumulated other comprehensive loss is subject to change prior to its reclassification into earnings. We do not enter into financial instruments for speculative or trading purposes.

From time to time we enter into commodity contracts or currency hedges. Other than the above noted swap and hedge arrangements, there were no material derivative instrument transactions during the quarter and at March 31, 2004.

(13)	SHAREHOLDERS’ EQUITY

(All option amounts are in millions)

Earnings Per Share

The following table sets forth calculations used in the computation of diluted earnings per share:

	Three months ended March 31,
	2004	2003
Numerator:
Income from continuing operations	$36.9	$39.7
Denominator:
Weighted-average shares outstanding	74.122	79.657
Effect of dilutive securities:
Employee stock options, restricted stock and restricted stock units	1.836	0.258

Adjusted weighted-average shares and assumed conversions	75.958	79.915

The total number of stock options that could be considered as potential common shares that were not included in the computation of dilutive earnings per share, because their impact would be anti-dilutive based on the current market prices, were 11.8 and 19.7 as of March 31, 2004 and 2003, respectively.

Restricted Stock and Restricted Stock Unit Awards

In January 2004, we issued 0.333 shares of restricted stock and 0.646 restricted stock units to certain business leaders and other employees. The restricted stock shares and units vest over three years from the date of grant and result in expense recognition over the three-year vesting period in accordance with Accounting Pronouncement Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As of the date of these grants, we recorded $55.4 as a component of unearned compensation in shareholders’ equity. For the three months ended March 31, 2004 we recognized $4.7 of compensation expense on the restricted stock and restricted stock units, of which $3.3 related to the current year grant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

Comprehensive Income

The components of comprehensive income were as follows:

	March 31, 2004	March 31, 2003
Net income	$36.9	$8.4
Foreign currency translation adjustments	11.6	27.6
Unrealized gain (loss) on qualifying cash flow hedges, net of tax benefit of $1.4 and net of tax $0.2, respectively	(6.4)	0.6

Comprehensive income	$42.1	$36.6

The components of the balance sheet caption accumulated other comprehensive income are as follows:

	March 31, 2004	December 31, 2003
Foreign currency translation adjustment, net of tax of $14.1 and $14.9, respectively	$316.0	$304.4
Unrealized losses on qualifying cash flow hedges, net of tax benefit of $22.3 and $20.9, respectively	(34.7)	(28.3)
Minimum pension liability adjustment, net of tax benefit of $43.9	(68.9)	(68.9)

Accumulated other comprehensive income	$212.4	$207.2

Treasury Stock

In the first quarter of 2004, we did not repurchase any of our common stock on the open market. The covenants of our senior credit facility as well as the indenture of our senior notes contain certain restrictions on payment of dividends and the repurchase of common stock. See Note 11 for discussion of these restrictions.

Dividends

In December 2003, we announced the implementation of a quarterly dividend program. The Board of Directors has approved an initial target quarterly dividend level of $0.25 per share. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board, and the target dividend level may be adjusted during the year at the discretion of the Board. The factors the Board of Directors considers in determining the actual amount of each quarterly dividend include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility and indenture, and other factors deemed relevant. On February 25, 2004, the Board of Directors declared a quarterly dividend of $0.25 per common share payable to shareholders of record on March 11, 2004. The first quarter dividend, totaling $19.0, was paid on April 1, 2004.

(14)	CONTINGENCIES AND OTHER MATTERS

Beginning in March 2004, multiple identical class action complaints have been filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs allege that we made false and misleading statements regarding our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. Additionally, on April 23, 2004, an additional class action complaint was filed, alleging breaches of the Employee Retirement Income Security Act of 1974 by us, our general counsel and the Administration Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan’s holding of our stock. We believe that the allegations stated in the complaints are without merit and intend to defend against them vigorously, but we are currently unable to predict the outcome or reasonably estimate the range of potential loss, if any.

        On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the U.S. District Court in Detroit. Under the U.S. District Court’s scheduling order, summary judgment motions are due to be filed May 28, 2004 and trial is scheduled to begin September 13, 2004. Because no reasonable projections can be made as to the final timing and outcome of the litigation, no gain or loss has been recorded. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) (dollars and shares in millions, except per share and per LYON data)

OVERVIEW

We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential. We are a multinational corporation with operations in over 20 countries. We have approximately 23,400 employees worldwide. Our strategy is to create market advantages through technology, service and product leadership by expanding our market focus to offer full customer solutions and by building critical mass through strategic “bolt-on” acquisitions. Our business strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication.

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

	Three months ended March 31,
	2004	2003
Revenues	$1,308.9	$1,116.2
Gross margin	369.0	330.5
% of revenues	28.2%	29.6%
Selling, general and administrative expense	266.3	222.8
% of revenues	20.3%	20.0%
Intangible amortization	3.4	2.3
Special charges, net	2.9	9.2

Operating income	96.4	96.2
Other (expense) income, net	(2.9)	2.0
Equity earnings in joint ventures	5.7	10.0
Interest expense, net	(41.5)	(45.2)

Income from continuing operations before income taxes	57.7	63.0
Provision for income taxes	(20.8)	(23.3)

Income from continuing operations	36.9	39.7
Loss from discontinued operations, net of tax	—	(31.3)

Net income	$36.9	$8.4

Capital expenditures	$9.1	$14.7
Depreciation and amortization	30.8	31.2

Consolidated Results of Operations: First Quarter 2004 compared to First Quarter 2003

The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. On April 7, 2003, we announced the sale of our Inrange Technologies Corporation subsidiary (“Inrange”), and we closed the sale on May 5, 2003. Beginning in the first quarter of 2003, the results of Inrange were reported as discontinued operations in our condensed consolidated financial statements in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” For the three months ended March 31, 2003, total revenues and pre-tax loss from discontinued operations were $40.2 and $8.4, respectively. The total loss from discontinued operations, net of tax, for the three months ended March 31, 2003 was $31.3, which included the expected loss on the sale of Inrange. We label our quarterly information using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The effects of this practice only exist within a reporting year. The interim closing date for the first quarter was April 3 and March 29 for 2004 and 2003, respectively. Accordingly, in 2004, we have four additional business days in the first quarter and three fewer days in the fourth quarter.

Revenues — In the first quarter of 2004, revenues increased by $192.7, or 17.3%, from $1,116.2 in 2003 to $1,308.9. Organic revenues, revenues excluding acquisitions and divestitures, increased 9.9% in the first quarter of 2004 compared to the same period in 2003. Each of our platforms experienced organic revenue growth in the first quarter, other than our broadcast and communications platform, which had a 13.3% organic decline, and our fluid systems platform, which was flat compared to the prior year. In the first quarter of 2004 and 2003, we recognized approximately $147.4 and $96.8, respectively, of revenue under the percentage-of-completion method. The strength of foreign currencies to the U.S. dollar had a favorable impact on organic revenues of approximately 4%.

Gross margin — In the first quarter, gross margin decreased from 29.6% in 2003 to 28.2% in 2004. The decrease was due primarily to acquisitions completed in 2003 and in the first quarter of 2004 of companies that have historically lower margins than our businesses, as well as stronger organic revenues and a change in product mix at our Service Solutions segment, which has lower average margins than the other segments. Commodity price increases, in particular steel, copper and oil, also unfavorably impacted gross margins in the quarter.

Selling, general and administrative expenses (“SG&A”) — In the first quarter, SG&A expenses were $266.3, or 20.3% of revenues, in 2004 compared to $222.8, or 20.0% of revenues, in 2003. The increase in SG&A spending was due primarily to the higher revenues in 2004 compared to 2003 and an increase in stock compensation and pension expense compared to the first quarter of 2003. We recorded expense of $4.7 of associated with restricted stock and restricted stock units in the first quarter of 2004 compared to $1.4 in the first quarter of 2003. In December 2003, the Board of Directors announced that restricted stock and restricted stock units would be granted in lieu of stock options. Accordingly, the expense for these stock compensation arrangements is being expensed over the vesting period.

Special charges, net — In the first quarter of 2004, we recorded net special charges of $2.9 compared to $9.2 in the first quarter of 2003. The special charges in 2004 were associated primarily with headcount reductions and facility closures. Included in special charges were gains of $3.2 associated with the sale of facilities that were no longer in service as a result of facility consolidations and closures. We have previously announced that we expect to take charges against earnings in 2004 in connection with implementing additional cost reduction actions and have estimated the range of these charges to be approximately $55.0 to $65.0. We estimate that our restructuring actions will allow us to achieve operating cost reductions in 2004 and beyond through reduced employee and manufacturing costs and other facility overhead. The estimated period in which we realize savings on our restructuring actions is the twelve months from the date of completion. For restructuring actions announced in the first three months of 2004, we estimate that cost savings in the twelve months following the date of completion will be approximately $7.8. We expect to realize estimated cost savings in cost of products sold and selling, general and administrative expenses.

Other (expense) income, net — In the first quarter of 2004, other expense was $2.9 compared to other income of $2.0 in 2003. Other expense in 2004 consisted primarily of currency transaction losses. In 2003, other income mainly represented cash received on the sale of a building.

Equity earnings in joint ventures — Equity earnings in joint ventures was $5.7 in the first quarter of 2004 compared to $10.0 in the first quarter of 2003. Equity earnings in the first quarter of 2004 were impacted by a legal charge at our EGS Electrical Group, LLC (“EGS”) joint venture and the sale of our 20% interest in the Assa Abloy door joint venture in the third quarter of 2003, which had $1.4 of equity earnings in the first quarter of 2003. The amount recorded for our 44.5% portion of the legal charge at EGS was $3.8.

Interest expense, net — In the first quarter of 2004, interest expense was $41.5 compared to $45.2 in the first quarter of 2003. The decrease in interest expense was due mainly to the $200.0 debt repayment of our Tranche B term loan in December 2003 and accounting for interest rate swaps.

Income taxes — The effective income tax rate for the first quarter of 2004 was 36.0% compared to 37.0% in 2003. The tax rate is lower than the prior year due to a reduction in effective foreign income tax rates.

Discontinued Operations— For the three months ended March 31, 2003, total revenues and pre-tax loss from discontinued operations were $40.2 and $8.4, respectively. The total loss from discontinued operations, net of tax, for the three months ended March 31, 2003 was $31.3, which included the expected loss on the sale of Inrange. We accounted for Inrange as a discontinued operation, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets”.

Seasonality, Competition and Trends

Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Our Technical Products and Systems and Flow Technology segments tend to be stronger during the third and fourth quarter due to the purchasing patterns of customers at these businesses. Our Industrial Products and Services segment is usually strongest in the second quarter due primarily to the seasonal demand for products at the compaction equipment platform reported in this segment. Demand for products in our Cooling Technologies and Services segment is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Our Service Solutions segment revenues typically follow program launch timing for diagnostic systems and service equipment, the largest market in this segment. In aggregate, our businesses generally tend to be stronger in the second half of the year, particularly in the fourth quarter.

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

The platforms that experienced organic revenue growth in the quarter are summarized below. Also summarized are the annual forecasted trends for these platforms based on information available on the date of this report.

Segment	Platform	2004 Annual Forecasted Trend	Comments

Technical Products and Systems	Security and integrated building life-safety systems	Growth	We experienced organic revenue growth of 11.4% in the first quarter of 2004. Organic revenues were stronger due to strong U.S. sales of fire detection systems, new product introductions in Europe and new guard services contracts. These market trends are expected to continue.

	Laboratory and life science products	Growth	An increase in international sales and the stronger Euro to the U.S. dollar compared to the prior year were the primary reasons for 12.1% organic revenue growth in the first quarter of 2004. New product introductions, improved industry demand and new repository business are expected to support organic growth in 2004.

	Electrical test and measurement	Growth	Low single digit organic growth is expected for the year primarily due to new municipal contracts for automated fare collection systems. Demand for these products is highly correlated to contract timing, which causes significant fluctuations from quarter to quarter.

Cooling Technologies and Services	Cooling, thermal and resource management systems, products, reconstruction and services	Growth	This platform experienced 7.1% organic growth in the first quarter of 2004. The organic growth was due primarily to the stronger Euro relative to the U.S. dollar compared to the prior year and strong demand for cooling technology products in Europe and Asia. Organic growth is expected for 2004 due primarily to new long term contracts in Asia and Europe.

Industrial Products and Services	Compaction equipment	Growth	The stronger Euro relative to the U.S. dollar compared to the prior year supplemented by increased demand for road construction products in the U.S. and France in the first quarter and continued strength in Asia were the primary reasons for 15.5% organic growth in the first quarter of 2004. This platform is highly cyclical by quarter, with the second quarter traditionally the highest revenue period in the year.

	Specialty engineered products	Growth	This platform experienced 8.0% organic growth in the period as improved demand for compact hydraulic power tools, high integrity castings and filtration products offset lower revenues at our dock products business. Low single digit organic growth is expected from improved demand in the U.S. industrial economy.

	Power systems	Flat	Although power generation markets continue to experience soft demand and pricing pressure, organic revenues grew 6.3% in the first quarter of 2004 due to the timing of certain service, engineering, procurement and construction contracts. We expect the overall power market to remain soft in 2004.

Service Solutions	Specialty tools and technical information and services	Growth	Organic revenues grew 23.3% in the first quarter due to increased demand for dealer equipment services (“DES”), aftermarket mechanical tool sales and improved global demand for original equipment tool sales in the U.S. and Europe. DES and aftermarket mechanical tool sales have much lower average margins than original equipment tool sales. Organic growth is expected for the year due primarily to improved organic revenues in the first half of 2004, whereas in 2003, this business experienced significant organic growth of approximately 18% in the second half of the year.

Flow Technology	Fluid systems	Flat	Organic revenues for this platform were flat in first quarter as demand for valves and air filtration products offset lower demand for process equipment. Slightly improved cyclical demand for engineered products in power, chemical and mineral processing and industrial markets is expected to offset lower large-project business in 2004.

The platform that experienced organic revenue decline in the quarter is summarized below. Also summarized are the annual forecasted trends for these platforms based on information available on the date of this report.

Segment	Platform	2004 Annual Forecasted Trend	Comments

Technical Products and Systems	Broadcast and communication systems and services	Decline	Organic revenues decreased 13.3% in the first quarter. Extensions granted by the FCC have caused delays in the HDTV rollout in the U.S. The timing associated with the delays in the HDTV rollout remains uncertain as regulatory decisions are pending in this market with respect to broadcast customers. Lower demand for telecommunication line management systems also contributed to the lower revenues. These market trends are expected to continue in 2004.

SEGMENT RESULTS OF OPERATIONS

The following unaudited information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes. The results of operations exclude the operating results of discontinued operations for all periods presented.

	Three months ended March 31,
	2004	2003
Revenues:
Technical Products and Systems	$310.4	$262.1
Industrial Products and Services	370.4	340.2
Flow Technology	248.7	219.3
Cooling Technologies and Services	175.7	132.9
Service Solutions	203.7	161.7

	$1,308.9	$1,116.2

Segment Income:
Technical Products and Systems	$35.1	$35.1
Industrial Products and Services	26.1	28.9
Flow Technology	31.8	27.8
Cooling Technologies and Services	13.2	15.5
Service Solutions	14.2	14.2

Total Segment Income	120.4	121.5
Corporate Expenses	(16.4)	(14.7)
Stock-Based Compensation	(4.7)	(1.4)
Special Charges, net	(2.9)	(9.2)

Consolidated Operating Income	$96.4	$96.2

Segment Results of Operation: First Quarter 2004 compared to First Quarter 2003

Technical Products and Systems

Revenues — Revenues in the first quarter increased to $310.4 in 2004 from $262.1 in 2003, an increase of $48.3, or 18.4%. The increase was due mainly to organic revenue growth of approximately 12% in both our laboratory and life science and security and integrated building life-safety systems platforms, as well as new contracts for large automated fare collection systems. Organic revenues declined 13.3% in our broadcast and communication systems and services platform due primarily to the FCC delay in the HDTV rollout.

        Segment Income — Segment income as a percentage of revenues decreased from 13.4% in 2003 to 11.3% in 2004. The decrease in operating margins was due primarily to pension expense recorded in 2004 compared to pension income in 2003 and higher selling and research and development expenses in our integrated building life-safety systems platforms for new product introductions. Segment income in 2003 included a $2.5 gain associated with a commercial contract settlement in our laboratory and life sciences platform.

Industrial Products and Services

        Revenues — Revenues in the first quarter increased to $370.4 in 2004 from $340.2 in 2003, an increase of $30.2, or 8.9%. The increase was due primarily to strong organic revenues in our compaction equipment, power systems and specialty engineered products platforms.

        Segment Income — Segment income as a percentage of revenues decreased from 8.5% in 2003 to 7.0% in 2004. Segment margins were lower in 2004 at our compaction equipment and power systems platforms due primarily to pricing pressures. Our loading dock equipment and systems business experienced higher operating costs in the quarter due to operating inefficiencies caused by a delay in the start-up of a new facility in Reynosa, Mexico. We expect this facility to be operating at capacity within the next twelve months. First quarter segment margins were also impacted by pension expense recorded in the first quarter of 2004 compared to pension income in 2003, as well as commodity pricing pressures. Segment income from our compact hydraulic tools business improved significantly in the first quarter of 2004 compared to the prior year due to organic revenue growth and completion of restructuring actions in this business.

Flow Technology

        Revenues — Revenues in the first quarter increased to $248.7 in 2004 from $219.3 in 2003, an increase of $29.4, or 13.4%. The increase in revenues was due primarily to bolt-on acquisitions completed in 2003 and the first quarter of 2004 and 13.7% organic revenue growth at our boiler and hydronic products business.

        Segment Income — Segment income as a percentage of revenues increased from 12.7% in 2003 to 12.8 % in 2004 due to increased revenues and restructuring actions completed in 2003, offsetting an acquisition completed in the first quarter of 2004 of a company that has historically lower margins than the segment, pension expense in 2004 compared to pension income in 2003 and commodity pricing pressures.

Cooling Technologies and Services

        Revenues — Revenues in the first quarter increased to $175.7 in 2004 from $132.9 in 2003, an increase of $42.8, or 32.2%. The increase in revenues was due to acquisitions completed in 2003, the stronger Euro relative to the U.S. dollar compared to the prior year and organic revenue growth due primarily to strong demand for cooling technology products in Europe and Asia.

        Segment Income — Segment income as a percentage of revenues decreased from 11.7% in 2003 to 7.5% in 2004 due to acquisitions completed in 2003 of companies that have historically lower margins than our business. Segment income in 2003 also included a $3.3 gain associated with a commercial contract settlement.

Service Solutions

        Revenues — Revenues in the first quarter increased to $203.7 in 2004 from $161.7 in 2003, an increase of $42.0, or 26.0%. Organic revenues grew slightly over twenty percent in the first quarter due to increased demand for dealer equipment services (“DES”), aftermarket mechanical tool sales and higher global demand for original equipment tool sales in the U.S. and Europe compared to the first quarter of 2003.

        Segment Income — Segment income as a percentage of revenues decreased from 8.8% in 2003 to 7.0% in 2004 due to product mix from increased demand for DES and aftermarket mechanical tools, which have lower overall margins than original equipment tool sales. In addition, segment income was impacted by increased selling, general and administrative expenses to support new product launches and pension expense recorded in 2004 compared to pension income in 2003.

Corporate Expenses

        Corporate expense increased from $14.7 in 2003 to $16.4 in 2004 due to increased pension expense and higher legal and consulting costs in 2004 compared to 2003.

LIQUIDITY AND FINANCIAL CONDITION

Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs and acquisitions.

Cash Flow

	Three months ended March 31,
	2004	2003
Cash flows from (used in):
Operating activities	$(82.5)	$50.7
Investing activities	(54.6)	(171.5)
Financing activities	(0.9)	(41.4)
Discontinued operations	—	19.8

Net change in cash balances	$(138.0)	$(142.4)

Operating Activities—In the first quarter of 2004, we used $82.5 of cash in continuing operations compared to cash from continuing operations of $50.7 in 2003. The primary factors contributing to the cash used in continuing operations in 2004 as compared to 2003 include the following items: cash outflows for investments in working capital to support organic revenue expansion included an investment of $69.3 in inventory in 2004 compared to $43.0 in 2004, an increase of $26.3; an investment of $27.5 in long-term construction contracts of which approximately $18.0 relates to supplier payments associated with the acquisition of Hamon, which closed in mid December 2003; additional cash outflows for payables and accrued expenses in the first quarter of 2004 are mainly attributable to payments of $18.8 for interest associated with the December 2002 $500.0, 7.5% bond offering which has six month interest payments that commenced on July 1, 2003; $14.9 in accrued legal fees primarily associated with the December 2003 Microsoft settlement; and timing of accounts payable associated with interim closing dates as compared to the same period in 2003; and $18.4 for federal U.S. taxes, no federal U.S. taxes were paid in the first quarter of 2003; in the first quarter of 2004, we paid $66.9 in incentive compensation payments, related to 2003, covering approximately 15,700 domestic and foreign employees compared to $65.3 paid last year. We continue to utilize working capital facilities to support our growth, including non-recourse sales of certain trade receivables. We received $43.6 of cash in the first quarter of 2004 from these sales. Cash spending on restructuring actions in the first quarter of 2004 was $10.3 compared to $20.9 in the first quarter of 2003.

Investing Activities—In the first quarter of 2004, we used $54.6 of cash in continuing operations compared to a use of $171.5 in 2003. Cash used for business acquisitions was $57.5 in the first quarter of 2004 as compared to $157.3 in the first quarter of 2003. We completed six transactions in the first quarters of both 2004 and 2003 with $170.6 in aggregate revenues for companies acquired in 2004 compared to $193.4 in 2003. Proceeds from asset and business sales increased $11.5 as we sold certain non-core manufacturing facilities. We continually focus on projects that generate cash from under-utilized plant and equipment and non-core product lines. Capital expenditures were $5.6 lower quarter over quarter as we continue to maintain a disciplined capital expenditure program.

Financing Activities—In the first quarter of 2004, cash flows used in financing activities were $0.9, due primarily to repayments on debt borrowings of $36.1, which were primarily the result of debt assumed with the acquisition of McLeod Russel. We paid dividends of $19.0 in the first quarter of 2004 in conjunction with the implementation of our quarterly dividend program. These amounts were partially offset by cash proceeds of $35.8 received from the exercise of employee stock options. In 2003, cash flows used in financing activities were $41.4, due primarily to $48.7 spent to repurchase 1.5 shares of our common stock.

Indebtedness

The following summarizes the total debt outstanding and credit facility availability, as of March 31, 2004:

	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving loan (1)	$500.0	$—	$325.4
Tranche A loan	202.5	202.5	—
Tranche B loan	891.0	891.0	—
LYONs, net of unamortized discount of $377.7	645.1	645.1	—
7.50% senior notes	500.0	500.0	—
6.25% senior notes	300.0	300.0	—
Other borrowings	121.7	121.7	—

Total	$3,160.3	$2,660.3	$325.4

(1)	Decreased by $174.6 of certain facility letters of credit outstanding at March 31, 2004, which reduce the availability under our revolving loan agreement.

Credit Facility

Our credit facility includes our Tranche A and Tranche B term loans along with our revolving credit loan. Aggregate maturities of the term loans are $25.8 in 2004, $42.7 in 2005, $53.9 in 2006, $59.5 in 2007, $275.1 in 2008, and $636.5 in 2009. Although no amounts were borrowed under our revolving credit loans at March 31, 2004, any future borrowings under these revolving credit loans would mature in 2008, when the facility expires, but could be repaid at any time before 2008.

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

The final maturity for each loan is as follows:

Date of Final Maturity
Revolving credit loans	March 31, 2008
Tranche A term loans	March 31, 2008
Tranche B term loans	September 30, 2009

Our credit facility also requires scheduled principal payments of the term loans and mandatory prepayments from net proceeds arising in connection with certain asset sales or dispositions and issuances of subordinated debt under certain circumstances.

Our revolving loans may be borrowed, prepaid and reborrowed. Letters of credit and swing line loans are also available under the revolving credit facility. The facility provides for the issuance of letters of credit in U.S. Dollars, Euros, and Pounds Sterling at any time during the revolving availability period, in an aggregate amount not exceeding $250.0. Letters of credit issued under this facility reduce the aggregate amount available under the revolving loan commitment.

Under our credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first three months of 2004, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the foreseeable future. The Applicable Rate for the revolving loans and the Tranche A and Tranche B term loans is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate in effect after the February 2004 refinancing is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A and B term loans and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%

Our $500.0 of revolving loans available under our credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At March 31, 2004, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $174.6 of letters of credit outstanding.

Our credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries.

Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended March 31, 2004, our Consolidated Leverage Ratio was 2.57 to 1.00 and our Consolidated Interest Coverage Ratio was 5.14 to 1.00.

Our credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sales and leaseback transactions, restricted payments and transactions with affiliates. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to $75.0 plus an amount equal to 50% of Consolidated Net Income (as defined in the covenants) for the immediately preceding fiscal year, minus stock repurchases in excess of $200.0 if our Consolidated Leverage Ratio is between 3.0 and 2.0. In addition, our credit facility contains the following covenants regarding our ability to repurchase shares of our common stock: (1) if our Consolidated Leverage Ratio is greater than 3.0, our share repurchase capacity is limited to $100.0, (2) if our Consolidated Leverage Ratio is between 3.0 and 2.0, our share repurchase capacity is limited to $200.0 plus an amount equal to 50% of Consolidated Net Income from October 1, 2002 to the end of the most recent fiscal period, less any cash dividends paid in excess of $75.0, and (3) if our Consolidated Leverage Ratio is less than 2.0, our share repurchase capacity is unlimited. Currently, our most restrictive financial covenant with respect to paying cash dividends and repurchasing stock is contained in the indenture of our senior notes.

Senior Notes

In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. The interest payment dates for these notes are June 15 and December 15 of each year, commencing on December 25, 2003. In December 2002, we issued $500.0 of callable 7.50% senior notes that mature on January 1, 2013. The interest payment dates for these notes are January 1 and July 1 of each year, commencing on July 1, 2003. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

The indentures governing the notes contain a number of covenants that limit our ability and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. Under the indentures, none of our subsidiaries are restricted from paying dividends to us. Under the most restrictive covenant our available capacity to make restrictive payments, which includes paying cash dividends or repurchasing our stock, was $61.8 at March 31, 2004.

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

On February 6, 2004, an immaterial amount of the February LYONs was put to us and settled in cash. The next put date for the February LYONs is February 6, 2006. As of March 31, 2004, the February and May LYONs had accreted carrying values of $627.8 and $17.3, respectively classified as long-term debt.

The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that any of the February LYONs or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. The amount of the recapture calculated on the next put date is approximately $1.8 and $103.4 on May 9, 2005 and February 6, 2006, respectively.

The LYONs are subject to conversion to shares of our common stock only if certain contingencies are met. These contingencies include:

(1) Our average stock price exceeding predetermined accreted values of our stock price each quarter (see below);

(2) During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level;

(3) Upon the occurrence of certain corporate transactions, including a change in control.

In addition, a holder may surrender for conversion, at the accreted value, a LYON for redemption even if it is not otherwise convertible at such time.

The conversion rights based on predetermined accretive values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2004 Second Quarter	$86.09	$83.93
2004 Third Quarter	$86.47	$84.42
2004 Fourth Quarter	$86.86	$84.91
2005 First Quarter	$87.25	$85.40

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

Under GAAP, the LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met; accordingly, they are not included in the diluted income per share of common stock calculation. If converted as of March 31, 2004, the February LYONs and May LYONs would be exchanged for a total of 9.8 shares of our common stock. If the LYONs had been converted as of January 1, 2004, diluted income per share of common stock from continuing operations would have been $0.47 for the quarter ended March 31, 2004.

Other Borrowings

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of March 31, 2004, the participating businesses had $47.9 outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for extended payments. As of March 31, 2004, the participating businesses had $52.3 outstanding under this arrangement. Through the use of third party financial institutions, both of these arrangements extend the payment of our businesses’ payables beyond their normal payment terms, and therefore we have classified these amounts as short-term debt. At December 31, 2003, a total of $87.9 was outstanding under both of these programs.

Other Financing Activities

Our compaction equipment business, part of the Industrial Products and Services segment, utilizes an accounts receivable securitization facility pursuant to which it has an agreement to sell, on a revolving basis without recourse, certain qualified receivables, of which $31.8 and $27.6 had been sold under the agreement at March 31, 2004 and December 31, 2003, respectively. We expect to utilize the agreement in the foreseeable future. In the first quarter of 2004, we also entered into a sale and assignment agreement whereby certain of our other businesses agreed to sell without recourse $70.6 in receivables. The net proceeds from the sale of receivables were $101.8 at March 31, 2004 and $58.2 at December 31, 2003 under both these programs. Once sold, these receivables are not included on our balance sheet. We expect to utilize similar agreements in the foreseeable future; however, in the event we were to no longer utilize this program, the impact on our financial condition or cash flows may be material.

In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of March 31, 2004, we had not yet utilized this program.

Financial Instruments

We have entered into interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates in our variable rate debt portfolio. We account for our swaps as cash flow hedges and as of March 31, 2004, we had outstanding swaps with maturities to November 2009 that effectively convert $1,100.0 of our variable rate debt to a fixed rate of approximately 6.8%. As of March 31, 2004, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $56.9 and we have recorded a long-term liability of $58.8 to recognize the fair value of the swaps. The ineffective portions of these swaps have been recognized in earnings as a component of interest and resulted in a credit of $1.9 in the first quarter of 2004. Based on the unrealized losses of our swaps at March 31, 2004, we expect to reclassify $38.1 of our current derivative loss from accumulated other comprehensive loss into interest expense during the next twelve months as the hedged transactions occur. Due to fluctuations in interest rates, however, the derivative loss recorded in accumulated other comprehensive loss is subject to change prior to its reclassification into earnings. We do not enter into financial instruments for speculative or trading purposes.

From time to time we enter into commodity contracts or currency hedges. Other than the above noted swap and hedge arrangements, there were no material derivative instrument transactions during the quarter and at March 31, 2004.

Current Liquidity and Concentration of Credit Risk

At March 31, 2004, we had $583.6 of cash and an unused $500.0 revolver under our credit facility. When adjusted by the $174.6 of letters of credit outstanding at March 31, 2004, $325.4 of the revolver was available for use.

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

We are currently in compliance with all covenants included in our capital financing instruments.

In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the Board of Directors considers in determining the actual amount of each quarterly dividend includes our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility and indenture, and other factors deemed relevant. Pursuant to the program, on February 25, 2004 our Board of Directors declared a quarterly dividend of $0.25 per common share, payable to shareholders of record on March 11, 2004 which was paid April 1, 2004.

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

As of March 31, 2004, we had $262.5 of certain standby letters of credit outstanding, of which $174.6 reduced the available borrowing capacity on our revolving loans, and approximately $128.5 of surety bonds. Of the total letters of credit and surety bonds outstanding at March 31, 2004, $286.2 were for bid, performance or warranty arrangements related to commercial sales arrangements with customers of which the fees are reimbursed by the customer. In addition, $80.0 of our standby letters of credit relate to self-insurance matters and originate from workers compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals. Except for the previously mentioned matters, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments.

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

In addition “Factors That May Affect Future Results,” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2003 Annual Report on Form 10-K, and in any future filings, should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

Other Matters

Acquisitions and Divestitures—We continually review each of our businesses pursuant to our “grow, fix or sell” strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria are met. There can be no assurances that future acquisitions will not have an impact on our capital financing instruments, will be integrated successfully, or that they will not have a negative effect on our operations.

Environmental and Legal Exposure— We are subject to various environmental laws, ordinances, regulations and other requirements of government authorities in the United States and other nations. These requirements may include, for example, those governing discharges from, and materials handled as part of, our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent that property or to borrow funds using that property as collateral. Under certain of these laws, ordinances or regulations, a party that disposes of hazardous substances or wastes at a third party disposal facility may also become a responsible party required to share in the costs of site investigation and environmental remediation. In connection with our acquisitions and divestitures, we may assume or retain significant environmental liabilities. Although we perform extensive due diligence with respect to acquisitions, divestitures and continuing operations, there may be environmental liabilities of which we are not aware. Future developments related to new or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our results of operations or financial position in the future.

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

See Note 14 to the Condensed Consolidated Financial Statements for further discussion of contingencies and other matters.

Employment—At March 31, 2004, we had approximately 23,400 employees. Eighteen domestic collective bargaining agreements and various foreign collective labor arrangements cover approximately 3,200 employees, on a worldwide basis. We also have signatories to various area standards agreements for certain construction, maintenance and repair work in the cooling tower industry. While we generally have experienced satisfactory labor relations at our various locations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

Income taxes—We periodically assess the appropriateness of our income tax related judgments and estimates including the realizability of deferred tax assets and the adequacy of current and deferred tax liabilities including the potential impact from local, state, federal or foreign tax audits in process. The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and consequently, the amount of income taxes paid in current and future years may be greater than amounts paid in 2003, 2002 and 2001. In addition, we expect that during 2004, the U.S. Internal Revenue Service will complete portions of its income tax audits relating to tax years through 1997. We adjust our tax accounts once the findings from these audits are agreed to with the IRS. We believe that the tax liabilities recorded at March 31, 2004 are adequate. The ultimate result of these audits could, however, result in changes in such liabilities that could be significant.

Significance of Goodwill and Intangibles—We had goodwill of $3,012.4, net intangible assets of $627.2 and shareholders’ equity of $2,098.6 at March 31, 2004. There can be no assurance that circumstances will not change in the future that will affect the useful lives or the carrying value of our goodwill and intangible assets. In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite-lived intangibles in connection with our long-range forecasting process. In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. Accordingly, we monitor impairment indicators across our industries and markets including, but not limited to, the power transmission, industrial tools and hydraulic unit, broadcast and telecommunications and warehouse construction businesses. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to an impairment in the period that the change becomes known.

Raw Materials—Many of our businesses manufacture products that are comprised of readily available commodities including copper and steel and utilize certain other commodities including oil and gas in their production processes. Additionally, certain of our businesses generate revenues from long-term fixed contracts and expose us to commodity risks over extended periods of time. Changes in commodity prices can materially affect our results of operations and there can be no assurance that we can recover any incremental increases in commodity prices from our customers.

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

Forward-looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Other Matters” here or in our Annual Report on 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

Management does not believe our exposure to market risk has significantly changed since December 31, 2003 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

ITEM 4.	Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Rule Act 13a-15(d), no changes during the quarter ended March 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

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

Beginning in March 2004, multiple identical class action complaints have been filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs allege that we made false and misleading statements regarding our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. Additionally, on April 23, 2004, an additional class action complaint was filed, alleging breaches of the Employee Retirement Income Security Act of 1974 by us, our general counsel and the Administration Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan’s holding of our stock. We believe that the allegations stated in the complaints are without merit and intend to defend against them vigorously, but we are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the U.S. District Court in Detroit. Under the U.S. District Court’s current scheduling order, summary judgment motions are due to be filed May 28, 2004 and trial is scheduled to begin September 13, 2004. Because no reasonable projections can be made as to the final timing and outcome of the litigation, no gain or loss has been recorded. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

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

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Seventh Amended and Restated Credit Agreement dated as of February 12, 2004

11.1	Statement regarding computation of earnings per share. See Condensed Consolidated Statements of Income, page 3 of this Form 10-Q

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On January 19, 2004, we furnished under Item 12 of Form 8-K our press release dated January 19, 2004. This press release commented on the fourth quarter 2003 estimated results.

On February 26, 2004, we furnished under Item 12 of Form 8-K our press release dated February 26, 2004. This press release contained our fourth quarter and year to date 2003 earnings information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION(Registrant)

Date: April 29, 2004	By	/s/ JOHN B. BLYSTONE

John B. Blystone Chairman, President and Chief Executive Officer

Date: April 29, 2004	By	/s/ PATRICK J. O’LEARY

Patrick J. O’leary Vice President Finance, Treasurer and Chief Financial Officer

Date: April 29, 2004	By	/s/ RONALD L. WINOWIECKI

Ronald L. Winowiecki Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.	Description

10.1	Seventh Amended and Restated Credit Agreement dated as of February 12, 2004

11.1	Statement regarding computation of earnings per share. See Condensed Consolidated Statements of Income, page 3 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.