Form 10-Q
period 2004-06-30
SPX CORP
filed 2004-08-02
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Common shares outstanding July 29, 2004         76,112,978

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and equivalents	$514.4	$721.6
Accounts receivable, net	1,030.5	989.1
Inventories, net	746.5	645.8
Other current assets	91.6	86.4
Deferred income taxes	194.5	197.4
Assets of discontinued operations	36.5	54.9

Total current assets	2,614.0	2,695.2
Property, plant and equipment	1,285.6	1,242.7
Accumulated depreciation	(572.3)	(526.4)

Net property, plant and equipment	713.3	716.3
Goodwill	2,928.7	2,917.3
Intangibles, net	669.7	619.2
Other assets	663.2	677.0

Total assets	$7,588.9	$7,625.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$586.9	$583.3
Accrued expenses	724.7	822.1
Short-term debt	91.3	87.9
Current maturities of long-term debt	37.0	24.8
Liabilities of discontinued operations	10.0	12.2

Total current liabilities	1,449.9	1,530.3
Long-term debt	2,512.0	2,530.2
Deferred income taxes	815.2	850.8
Other long-term liabilities	624.0	644.1

Total long-term liabilities	3,951.2	4,025.1
Minority interest	2.4	2.4
Shareholders’ equity:
Common stock	902.7	878.1
Paid-in capital	978.6	897.2
Retained earnings	767.7	714.2
Unearned compensation	(88.0)	(40.7)
Accumulated other comprehensive income	214.3	207.2
Common stock in treasury	(589.9)	(588.8)

Total shareholders’ equity	2,185.4	2,067.2

Total liabilities and shareholders’ equity	$7,588.9	$7,625.0

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$1,453.4	$1,255.0	$2,748.0	$2,353.3
Costs and expenses:
Cost of products sold	1,054.1	870.1	1,981.4	1,641.4
Selling, general and administrative	285.8	238.5	550.5	458.3
Intangible amortization	5.2	2.3	8.6	4.6
Special charges, net	19.1	24.2	22.0	33.4

Operating income	89.2	119.9	185.5	215.6
Other (expense) income, net	(2.2)	(1.2)	(5.1)	0.8
Equity earnings in joint ventures	6.7	7.7	12.4	17.7
Interest expense, net	(34.8)	(45.6)	(76.3)	(90.8)

Income from continuing operations before income taxes	58.9	80.8	116.5	143.3
Income tax benefit (provision)	12.2	(29.9)	(8.5)	(53.0)

Income from continuing operations	71.1	50.9	108.0	90.3
Income (loss) from discontinued operations, net of tax	(16.5)	2.9	(16.5)	(28.1)

Net income	$54.6	$53.8	$91.5	$62.2

Basic earnings per share of common stock
Income from continuing operations	$0.95	$0.65	$1.45	$1.15
Income (loss) from discontinued operations	(0.22)	0.04	(0.22)	(0.36)

Net income per share	$0.73	$0.69	$1.23	$0.79

Weighted average number of common shares outstanding	74.686	77.567	74.404	78.606
Diluted earnings per share of common stock
Income from continuing operations	$0.94	$0.65	$1.43	$1.14
Income (loss) from discontinued operations	(0.22)	0.04	(0.22)	(0.35)

Net income per share	$0.72	$0.69	$1.21	$0.79

Weighted average number of common shares outstanding	75.426	77.903	75.692	78.903

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Six months ended June 30,
	2004	2003
Cash flows from (used in) operating activities:
Net income	$91.5	$62.2
Loss from discontinued operations, net of tax	16.5	28.1

Income from continuing operations	108.0	90.3
Adjustments to reconcile income to net cash from operating activities
Special charges	22.0	33.4
Loss on the sale of assets	0.3	—
Deferred income taxes	(8.4)	21.4
Depreciation	52.8	56.2
Amortization of intangibles and other assets	9.8	5.1
Accretion of LYONs	8.8	10.8
Pension and other employee benefits	23.2	15.9
Stock-based compensation	11.6	2.8
Other, net	(4.5)	12.5
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	24.0	39.0
Inventories	(77.6)	(32.7)
Accounts payable, accrued expenses, and other	(202.2)	(57.5)
Cash spending on restructuring actions	(16.1)	(39.7)

Net cash (used in) from continuing operations	(48.3)	157.5
Net cash (used in) from discontinued operations	(1.8)	11.8

Net cash (used in) from operating activities	(50.1)	169.3
Cash flows from (used in) investing activities:
Proceeds from asset sales	12.0	160.1
Business acquisitions and investments, net of cash acquired	(96.5)	(182.2)
Capital expenditures	(26.9)	(35.7)

Net cash used in continuing operations	(111.4)	(57.8)
Net cash used in discontinued operations	—	(0.5)

Net cash used in investing activities	(111.4)	(58.3)
Cash flows from (used in) financing activities:
Additional debt borrowings	—	293.8
Repayments of debt borrowings	(45.7)	(241.5)
Net borrowings under other financing arrangements	3.4	17.8
Purchases of common stock	—	(143.4)
Proceeds from the exercise of employee stock options	34.6	0.9
Dividends paid	(38.0)	—

Net cash used in continuing operations	(45.7)	(72.4)
Net cash used in discontinued operations	—	—

Net cash used in financing activities	(45.7)	(72.4)
Net change in cash and equivalents	(207.2)	38.6
Consolidated cash and equivalents, beginning of period	721.6	541.3

Consolidated cash and equivalents, end of period	$514.4	$579.9

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(1) BASIS OF PRESENTATION

In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of condensed consolidated income and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles (“GAAP”) and represent our accounts after the elimination of inter-company transactions. Investments in unconsolidated companies where we do not exercise control and are not the majority shareholder, but over which we exercise significant influence are accounted for using the equity method. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. In May of 2004, we committed to a plan to divest and actively began marketing our municipal water valve product line, a component of our Flow Technology segment. For all periods presented, the results of this product line have been reported as discontinued operations in our condensed consolidated financial statements. In May 2003, we sold our subsidiary Inrange Technologies Corporation (“Inrange”), a component of our Technical Products and Systems segment. Through the date of its sale, the results of Inrange are reported as discontinued operations. Therefore, unless otherwise indicated, amounts provided in these notes pertain to continuing operations. See Note 4 for more information on the sale of the municipal water valve product line and Inrange.

We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first and second quarters of 2004 were April 3 and July 3, respectively, and March 29 and June 28 for 2003, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had six additional business days in the first quarter of 2004 and will have five fewer days in the fourth quarter of 2004 when compared to the respective 2003 periods.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

In December 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of FASB Statements No. 87, 88, and 106.” SFAS No. 132R revises disclosure requirements for pension plans and other postretirement plans to provide additional information in both interim and annual financial statements regarding the type of plan assets, investment strategy, expected future cash flows and the general approach in developing plan assumptions. We have adopted the provisions of this statement as of and for all periods ending after December 31, 2003. Refer to Note 10 for the additional disclosures required by SFAS No. 132R.

In March 2004, the FASB issued an Exposure Draft titled “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The Exposure Draft would require the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the payment at the grant date. The Exposure Draft is not final and was subject to a comment period that ended on June 30, 2004. Although the provisions of the Exposure Draft and its eventual effective date are still subject to revision, the Exposure Draft is proposed to be effective starting with fiscal years beginning after December 15, 2004. We are currently assessing the potential impact the proposed Exposure Draft could have on our financial position and results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB ratified its consensus on the provisions of EITF Issue 03-06: “Participating Securities and the Two-Class Method Under FASB Statement No. 128.” The consensus included numerous issues regarding the calculation of earnings per share for an entity that has participating securities as defined by FAS 128. The adoption of the EITF had no impact on our current or previously reported earnings per share calculations.

In April 2004, the FASB issued Financial Staff Position (“FSP”) SFAS No. 129-1, “Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities.” FSP SFAS No. 129-1 requires that the significant terms of contingently convertible securities be disclosed, including the circumstances of the contingency and the potential impact of conversion. The guidance from FSP SFAS No. 129-1 was effective upon its issuance. Refer to Note 11 – “Indebtedness – Liquid Yield Option Notes” for the required disclosure regarding our contingent convertible securities.

In May 2004, the FASB issued FSP SFAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the Act”). FSP SFAS No. 106-2 superceded FSP SFAS No. 106-1 and provides disclosure and accounting guidance for the federal subsidy that will be given to health care plan sponsors who provide specified levels of postretirement healthcare prescription benefits. As a result and as allowed under FSP SFAS No. 106-2, neither our accumulated plan benefit obligation nor our net periodic postretirement benefit cost includes the impact of the potential subsidy as of June 30, 2004. FSP SFAS No. 106-2 is effective for the first interim period beginning after June 15, 2004.

(3) STOCK-BASED COMPENSATION

We have a stock-based compensation plan, including stock options, restricted stock and restricted stock unit awards. We account for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, except for awards of restricted stock and restricted stock units, we do not recognize any compensation expense. We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” and the following table illustrates the pro forma effect on income per share for both net income and income from continuing operations for the three and six months ended June 30, 2004 and 2003 had the fair value recognition provisions of SFAS No. 123 been applied to employee grants of stock options from the date of grant:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income — as reported	$54.6	$53.8	$91.5	$62.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect (1)	5.6	1.4	9.4	2.8
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value (2)	(12.1)	(11.3)	(23.9)	(23.8)
Awards granted above market value (2) (3)	(9.6)	(10.6)	(8.8)	(21.2)

Net income — pro forma	$38.5	$33.3	$68.2	$20.0

Basic earnings per share of common stock:
Income per share — as reported	$0.73	$0.69	$1.23	$0.79
Income per share — pro forma	$0.52	$0.43	$0.92	$0.25
Diluted earnings per share of common stock:
Income per share — as reported	$0.72	$0.69	$1.21	$0.79
Income per share — pro forma	$0.51	$0.43	$0.90	$0.25
Basic earnings per share of common stock from continuing operations:
Income per share — as reported	$0.95	$0.65	$1.45	$1.15
Income per share — pro forma	$0.74	$0.39	$1.14	$0.61
Diluted earnings per share of common stock from continuing operations:
Income per share — as reported	$0.94	$0.65	$1.43	$1.14
Income per share — pro forma	$0.73	$0.39	$1.12	$0.61

(1)	Reflects expense, net of tax, related to restricted stock and restricted stock unit awards.
(2)	No stock options were granted during the three and six month periods ended June 30, 2004.
(3)	The pro-forma impact associated with awards granted above market value is significantly lower for the six months ended June 30, 2004 than the same period in 2003 due to the forfeiture of unvested stock options associated with a corporate officer who retired in the first quarter of 2004.

(4) ACQUISITIONS AND DIVESTITURES

We continually review each of our businesses pursuant to our “grow, fix or sell” strategy. We use acquisitions as a part of our strategy to acquire access to new technologies, expand our geographic reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. We also look to sell business assets that we determine would strategically fit better with another company. Business acquisitions and dispositions for the six months ended June 30, 2004 and 2003 are described below.

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

June 30, 2004

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

During the first quarter, our fluid systems platform in the Flow Technology segment completed the acquisition of McLeod Russel Holdings PLC (“McLeod”) for a purchase price of $54.5, which included the assumption of $30.5 in debt. McLeod had revenues of $118.6 in the twelve months prior to the date of acquisition.

During the first quarter, our Service Solutions segment completed one acquisition for a cash purchase price of $12.9. The acquired company had revenues of $6.7 in the twelve months prior to the date of acquisition.

During the second quarter, our Industrial Products segment completed one acquisition for a cash purchase price of $14.6. The acquired company had revenues of $11.9 in the twelve months prior to the acquisition.

During the second quarter of 2004, our Cooling Technologies and Services segment paid approximately $14.0 for a purchase price holdback relating to a 2002 acquisition.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

Discontinued Operations

In May 2004, we committed to a plan to divest and actively began marketing our municipal water valve product line, a component of our Flow Technology segment. Based on the probable sale we have reported the results of operations and financial condition as discontinued operations in our condensed consolidated financial statements in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” As a result of the planned divestiture, we recorded a loss on the sale of the municipal water valve product line, net of tax, of $16.5 during the second quarter. Our municipal water valve product line had total revenues of $15.1 and pre-tax losses of $18.0 from discontinued operations for the three months ended June 30, 2004 and $29.3 of revenues and $18.0 of pre-tax losses for the six months ended June 30, 2004. Our municipal water valve product line had total revenues of $15.4 and pre-tax income of $0.3 for the three months ended June 30, 2003 and $33.3 of revenues and $0.8 of pre-tax losses for the six months ended June 30, 2003.

In May 2003, we sold our ownership of the outstanding shares of Inrange, a subsidiary that was part of our Technical Products and Systems segment, and our portion of the cash proceeds was $149.0, after a $24.5 settlement of an inter-company note payable by us to Inrange. The results of Inrange through the date of the sale are included in the condensed consolidated financial statements as discontinued operations. Inrange had total revenues of $48.3 and a pre-tax loss of $15.4 from discontinued operations for the six months ended June 30, 2003. Inrange’s total loss from discontinued operations, net of tax, for the six months ended June 30, 2003 was $28.6, which reflects a loss on the sale of $18.9.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

consistent with the way our chief operating decision maker evaluates the results of each segment. Our results of operations are reported in five segments: Technical Products and Systems, Industrial Products and Services, Flow Technology, Cooling Technologies and Services and Service Solutions.

In 2003, revenues in our cooling technologies business, which was previously reported in our Flow Technology segment, exceeded ten percent of total segment revenue. As a result, we now report the results of cooling technologies and services as a separate reportable business segment. Segment data for 2003 has been restated to separate Cooling Technologies and Services from our Flow Technology segment.

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

June 30, 2004

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

Financial data for our business segments, including the results of acquisitions from the dates of the respective acquisitions, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Technical Products and Systems	$333.1	$312.0	$643.5	$574.1
Industrial Products and Services	421.9	379.2	792.3	719.4
Flow Technology	264.8	213.7	499.2	415.1
Cooling Technologies and Services	200.1	152.3	375.8	285.2
Service Solutions	233.5	197.8	437.2	359.5

	$1,453.4	$1,255.0	$2,748.0	$2,353.3

Segment Income:
Technical Products and Systems	$33.7	$49.2	$68.8	$84.3
Industrial Products and Services	29.7	43.1	55.8	72.0
Flow Technology	28.1	30.6	59.8	57.9
Cooling Technologies and Services	20.3	16.3	33.5	31.8
Service Solutions	27.1	24.4	41.3	38.6

Total Segment Income	138.9	163.6	259.2	284.6
General Corporate	(23.7)	(18.1)	(40.1)	(32.8)
Stock-Based Compensation	(6.9)	(1.4)	(11.6)	(2.8)
Special Charges, net	(19.1)	(24.2)	(22.0)	(33.4)

Consolidated Operating Income	$89.2	$119.9	$185.5	$215.6

(6) SPECIAL CHARGES

As part of our Value Improvement Process®, we right size and consolidate operations to drive results. Additionally, in connection with our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint, and profitability in any economic environment. As a result of our strategic review process, we recorded net special charges of $22.0 and $33.4 in the first six months of 2004 and 2003, respectively. These special charges include cash costs and asset impairments associated with workforce reduction, initiatives to divest or consolidate manufacturing and sales facilities, asset divestitures, and the exit of other operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

Special charges, net for the three and six months ended June 30, 2004 and 2003 include the following:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Employee Benefit Costs	$1.8	$10.8	$5.7	$16.9
Facility Consolidation Costs	1.0	1.9	3.2	2.9
Other Cash Costs	0.6	1.2	0.6	1.4
Non-Cash Asset Write-downs	15.7	10.3	15.7	12.2
Gain on Sale of Assets		—	(3.2)	—

Total special charges, net	$19.1	$24.2	$22.0	$33.4

At June 30, 2004, a total of $13.0 of restructuring liabilities remained on the condensed consolidated balance sheet as shown below. With the exception of certain multi-year operating lease obligations and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2002 through June 30, 2004:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non - cash Asset Write - Downs	Total Special Charges
Balance at December 31, 2002	$29.6	$14.6	$2.2	$—	$46.4
Special Charges	30.8	7.7	3.7	22.3	64.5
Adjustments	(2.6)	(1.1)	0.2	—	(3.5)
Non-Cash Asset Write-down	—	—	—	(22.3)	(22.3)

Cash Payments	(47.4)	(15.5)	(2.6)	—	(65.5)

Balance at December 31, 2003	$10.4	$5.7	$3.5	$—	$19.6
Special Charges (1)	5.8	3.5	0.6	15.7	25.6
Adjustments	(0.1)	(0.3)	—	—	(0.4)
Non-Cash Asset Write-down	—	—	—	(15.7)	(15.7)
Cash Payments	(10.2)	(5.8)	(0.1)	—	(16.1)

Balance at June 30, 2004	$5.9	$3.1	$4.0	$—	$13.0

(1)	Excludes $3.2 of gains on sales of assets recognized as a component of Special Charges, net.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

Special Charges—2004

In the second quarter of 2004, we recorded special charges of $19.1. We recorded $6.7 in the Technical Products and Systems segment, $1.1 in the Industrial Products and Services segment, $4.4 in the Flow Technology segment, $1.2 in the Cooling Technologies and Services segment, $5.2 in the Service Solutions segment and $0.5 at Corporate.

The charges recorded in the second quarter were primarily asset impairments related to divestitures, facility consolidation actions and workforce reductions at many of our businesses, including our fluid systems, service solutions, and laboratory and life sciences platforms. The new restructuring initiatives announced in the second quarter of 2004 will result in the termination of approximately 199 hourly and 63 salaried employees located in the United States and the United Kingdom and the closure of manufacturing and administrative offices located in the United States.

Operating income for the six months ended June 30, 2004 was reduced by $22.0 of net charges, primarily related to the actions described below.

In the Technical Products and Systems segment, we recorded $8.9 of charges for the six months ended June 30, 2004 related primarily to asset impairments related to asset divestitures, facility consolidation actions and workforce reductions at many of our businesses. During the second quarter, we recorded asset write-downs of approximately $5.9 in our lab and life sciences platform associated with the planned divestiture of bioprocessing assets and land in Williamsport, PA. In the first quarter of 2004, we also recognized facility closure and holding costs in our laboratory and life sciences platform associated with the previously initiated closure of the Newtown, CT administrative and manufacturing facility. We also recorded charges in our broadcast and communications systems and services platform for costs related to employee workforce reductions at our Bristol, United Kingdom and Raymond, ME facilities. These restructuring actions resulted in the termination of approximately 84 hourly and 10 salaried domestic and foreign employees.

In the Industrial Products and Services segment, we recorded $1.0 of special charges for the six months ended June 30, 2004 related primarily to facility closure costs and asset write-downs offset by a gain on the disposition of a manufacturing facility. During the six months, our specialty engineered products platform recorded charges associated with the previously announced consolidation of certain manufacturing operations at our loading dock products business from Milwaukee, WI to Reynosa, Mexico. Our industrial tools and hydraulic unit business recorded facility closure costs offset by a $1.9 gain related to the closure and sale of a manufacturing facility in the United Kingdom.

In the Flow Technology segment, we recorded $3.9 of special charges in the first half of 2004 related primarily to asset write-downs associated with our boiler and hydronic products business. In the second quarter, we announced plans to close and relocate manufacturing activities at our Benton Harbor, MI facility and relocate certain manufacturing operations from our Michigan City, IN facility. As a result of this announcement, we recorded impairment charges for assets that will not be used in the continuing operations. The closure and termination announcements to the impacted employees occurred in June 2004 and we will recognize approximately $7.5 of the associated employee severance and facility closure costs in the following twelve to eighteen months. These restructuring actions will result in the termination of approximately 179 hourly and 49 salaried domestic employees. During the first six months, employee benefit and facility consolidation costs were also recorded in our fluid systems platform related primarily to workforce reductions in the United Kingdom and the previously announced integration of existing air treatment facilities into the facilities of recently acquired businesses. In connection with facility consolidations at our air treatment business, we sold a manufacturing facility in Ireland and recorded a corresponding gain of $1.3. These restructuring actions resulted in the termination of approximately three hourly and 12 salaried foreign employees.

In the Cooling Technologies and Services segment, we recorded $1.8 of charges for the six months ended June 30, 2004 related primarily to employee termination costs and asset write-downs. Additionally, we recognized facility closure costs associated with

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

previously initiated closures of two manufacturing and administrative facilities. These restructuring actions resulted in the termination of approximately 14 hourly and five salaried domestic employees.

In the Service Solutions segment, we recorded $5.5 of charges for the six months ended June 30, 2004 related primarily to asset write-downs associated with the planned divestiture of inspection gauging system assets and workforce reductions. These actions resulted in the termination of approximately 44 hourly and 15 salaried domestic employees.

The Corporate special charges of $0.9 related primarily to a workforce reduction and outsourcing of certain information technology support activities. These restructuring actions resulted in the termination of approximately seven salaried domestic employees.

Special Charges—2003

In the second quarter of 2003, we recorded special charges of $24.2. We recorded $10.7 in the Technical Products and Systems segment, $8.2 in the Industrial Products and Services segment, $4.2 in the Flow Technology segment, and $1.1 in the Service Solutions segment.

The charges recorded in the second quarter related primarily to employee benefit costs and asset impairments related to facility consolidation actions and workforce reductions at many of our businesses, including our fluid systems, specialty engineered products, and laboratory and life sciences platforms. The new restructuring initiatives announced in the second quarter of 2003 resulted in the termination of approximately 413 hourly and 300 salaried employees located in the United States, Canada, France, the United Kingdom, and South Africa and the closure of eight manufacturing and administrative offices located in the United States.

Operating income for the six months ended June 30, 2003 was reduced by $33.4 of charges, primarily related to the actions described below.

In the Technical Products and Systems segment, we recorded $13.2 of special charges for the six months ended June 30, 2003 related primarily to employee benefit costs and asset impairments. In the second quarter our laboratory and life science products platform announced the closure of a manufacturing and administrative facility in Newtown, CT. As a result of the facility closure, we recorded impairment charges for certain machinery and equipment. We consolidated facilities and product lines at our broadcast and communication systems and services platform, which resulted in the closure of a manufacturing facility in Palmyra, MO. We also completed the closure of the Mahwah, NJ manufacturing facility at our electrical test and measurement solutions platform. In addition, we recorded charges at our security and building life safety systems platform for rightsizing actions that included a worldwide workforce reduction and the consolidation of an existing administrative facility in Falls Church, VA into a facility acquired with our Vance International acquisition. These restructuring actions resulted in the termination of approximately 363 hourly and 181 salaried employees located in the United States, Canada, the United Kingdom, and South Africa.

In the Industrial Products and Services segment, we recorded $10.1 of special charges for the six months ended June 30, 2003. These charges represent primarily employee benefit costs and asset impairments for initiatives taken to right size manufacturing and administrative operations and the exit of a product line at our specialty engineered products platform. In the second quarter, we formalized plans to consolidate and relocate to Mexico certain manufacturing operations of our Dock Products business by closing a manufacturing facility in Milwaukee, WI. As a result of the facility closure, we recorded impairment charges for certain plant and equipment that will not be used in the continuing operations. The closure and termination announcements to the impacted employees occurred in July 2003 and we recognized a majority of the associated costs in the third quarter of 2003. In addition, our power systems platform implemented a strategy to exit certain of its breaker repair and service operations which resulted in workforce reductions and the closure of three field service offices located in Rochester, NY, Cincinnati, OH, and Cleveland, OH. These restructuring actions resulted in the termination of approximately 106 hourly and 63 salaried domestic employees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

In the Flow Technology segment, we recorded $4.4 of special charges for the six months ended June 30, 2003. Of these charges, $3.0 relates to employee benefit and facility consolidation costs resulting from the implementation of our process equipment platform consolidation strategy. This business consolidation resulted in workforce reductions, the closure of a manufacturing facility in Reading, PA, and the closure of an administrative office in Roselle, IL. The actions taken at our fluid systems platform were predominantly for the integration of existing air treatment operations into the recently acquired Hankison operations. In total, these restructuring and integration initiatives resulted in the termination of approximately 105 hourly and 114 salaried domestic employees.

In the Cooling Technologies and Services segment we recorded $4.3 of special charges for the six months ended June 30, 2003. These charges related to employee benefit and facility closure costs associated with the closure of a manufacturing facility, located in Eloy, AZ, and three sales and administrative offices, located in Santa Rosa, CA, Atlanta, GA and Philadelphia, PA. In addition, $1.9 of this charge represents an asset impairment as a result of our decision to close the Eloy, AZ manufacturing facility. In total, these restructuring initiatives resulted in the termination of approximately 52 hourly and 41 salaried domestic employees.

In the Service Solutions segment, we recorded $1.4 of special charges for the six months ended June 30, 2003. These charges relate primarily to as-incurred exit costs associated with the closure of our Montpelier, OH manufacturing facility. In addition, employee benefit costs were recorded for a workforce reduction at our technical information and services product line. This rightsizing action resulted in the termination of approximately 10 salaried employees in the United States, France, and the United Kingdom.

(7) INVENTORY

Inventory consists of the following amounts:

	June 30, 2004	December 31, 2003
Finished goods	$335.5	$293.4
Work in process	184.2	136.8
Raw material and purchased parts	237.0	223.9

Total FIFO cost	$756.7	$654.1
Excess of FIFO cost over LIFO inventory value	(10.2)	(8.3)

Total inventory	$746.5	$645.8

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Progress payments, which are netted against work in process, were $16.5 and $14.8 at June 30, 2004 and December 31, 2003, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables reflect goodwill and other intangible assets as of December 31, 2003 and the activity thereafter through June 30, 2004. The activity reflects the initial allocation of purchase price for acquisitions completed in the first six months of 2004, subsequent purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment, currency translation adjustments and amortization. This information is presented first on a consolidated basis and second on a segment basis.

Consolidated:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total
Weighted average useful life in years	N/A	N/A	8	9	13
December 31, 2003 gross balance	$2,917.3	$562.2	$57.0	$1.9	$19.4	$3,557.8
Acquisitions, related adjustments and currency translation of ($13.1)	11.4	1.9	0.1	0.3	56.8 (1)	70.5

June 30, 2004 gross balance	$2,928.7	$564.1	$57.1	$2.2	$76.2	$3,628.3

December 31, 2003 accumulated amortization			$(15.1)	$(1.0)	$(5.2)	$(21.3)
Amortization			(3.2)	(0.2)	(5.2)	(8.6)

June 30, 2004 accumulated amortization			$(18.3)	$(1.2)	$(10.4)	$(29.9)

(1)	Relates primarily to proprietary technology and customer relationships for our Cooling Technologies and Services segment.

Estimated amortization expense:
For year ended 2004	$17.9
For year ended 2005	$17.0
For year ended 2006	$15.3
For year ended 2007	$14.0
For year ended 2008	$11.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

Segments:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total
Technical Products and Systems
December 31, 2003 gross balance	$782.4	$116.1	$22.6	$1.8	$10.2	$933.1
Acquisitions, related adjustments and currency translation	(10.0)	5.1	0.4	—	5.0	0.5

June 30, 2004 gross balance	$772.4	$121.2	$23.0	$1.8	$15.2	$933.6

December 31, 2003 accumulated amortization			$(6.7)	$(0.9)	$(2.0)	$(9.6)
Amortization			(1.3)	(0.2)	(1.9)	(3.4)

June 30, 2004 accumulated amortization			$(8.0)	$(1.1)	$(3.9)	$(13.0)

Industrial Products and Services
December 31, 2003 gross balance	$812.9	$184.6	$16.1	$0.1	$7.9	$1,021.6
Acquisitions, related adjustments and currency translation	(0.5)	(1.8)	(0.3)	—	9.0	6.4

June 30, 2004 gross balance	$812.4	$182.8	$15.8	$0.1	$16.9	$1,028.0

December 31, 2003 accumulated amortization			$(3.4)	$(0.1)	$(2.4)	$(5.9)
Amortization			(0.6)	—	(0.8)	(1.4)

June 30, 2004 accumulated amortization			$(4.0)	$(0.1)	$(3.2)	$(7.3)

Flow Technology
December 31, 2003 gross balance	$551.0	$154.5	$8.7	$—	$1.3	$715.5
Acquisitions, related adjustments and currency translation	46.9	(0.9)	—	—	—	46.0

June 30, 2004 gross balance	$597.9	$153.6	$8.7	$—	$1.3	$761.5

December 31, 2003 accumulated amortization			$(2.2)	$—	$(0.8)	$(3.0)
Amortization			(0.4)	—	(0.2)	(0.6)

June 30, 2004 accumulated amortization			$(2.6)	$—	$(1.0)	$(3.6)

Cooling Technologies and Services
December 31, 2003 gross balance	$478.0	$56.3	$8.6	$—	$—	$542.9
Acquisitions, related adjustments and currency translation	(28.6)	(0.5)	—	0.3	40.0	11.2

June 30, 2004 gross balance	$449.4	$55.8	$8.6	$0.3	$40.0	$554.1

December 31, 2003 accumulated amortization			$(2.1)	$—	$—	$(2.1)
Amortization			(0.8)	—	(2.0)	(2.8)

June 30, 2004 accumulated amortization			$(2.9)	$—	$(2.0)	$(4.9)

Service Solutions
December 31, 2003 gross balance	$293.0	$50.7	$1.0	$—	$—	$344.7
Acquisitions, related adjustments and currency translation	3.6	—	—	—	2.8	6.4

June 30, 2004 gross balance	$296.6	$50.7	$1.0	$—	$2.8	$351.1

December 31, 2003 accumulated amortization			$(0.7)	$—	$—	$(0.7)
Amortization			(0.1)	—	(0.3)	(0.4)

June 30, 2004 accumulated amortization			$(0.8)	$—	$(0.3)	$(1.1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

Consistent with the requirements of SFAS No. 142, the fair values of our reporting units are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. Accordingly, we monitor impairment indicators across our industries and markets including, but not limited to the following businesses: dock equipment and systems, broadcast and telecommunications, security and investigations, industrial tools and hydraulic units, and power transmission. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to an impairment in the period that the change becomes known.

(9) WARRANTY

In the normal course of business, we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. In addition, due to the seasonal fluctuations at certain of our businesses, the timing of warranty provisions and the usage of warranty accruals can vary period to period. We make adjustments to initial obligations for warranties as changes in the obligations become reasonably estimable. The following is an analysis of our product warranty accrual for the six months ended June 30, 2004 and 2003:

	Six months ended June 30,
	2004	2003
Balance at beginning of period	$80.9	$72.7
Acquisitions/divestitures, net	0.7	0.9
Provisions	14.3	14.5
Usage	(18.1)	(20.5)

Balance at end of period	$77.8	$67.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(10) EMPLOYEE BENEFIT PLANS

Components of our net periodic benefit cost (income) for our pension and postretirement plans include the following for the respective periods:

Pension Plans

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Service cost	$5.4	$4.5	$10.8	$9.0
Interest cost	19.0	19.0	38.0	38.0
Expected return on assets	(24.6)	(25.5)	(49.2)	(51.0)
Amortization of unrecognized losses	4.0	0.8	8.1	1.6
Amortization of unrecognized prior service cost	(0.1)	(0.1)	(0.3)	(0.2)

Net periodic benefit cost (income)	$3.7	$(1.3)	$7.4	$(2.6)

Postretirement Plans

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	3.1	3.2	6.2	6.4
Amortization of unrecognized losses	1.2	1.0	2.4	2.0
Amortization of unrecognized prior service cost	(0.3)	(0.3)	(0.6)	(0.6)

Net periodic benefit cost	$4.1	$4.0	$8.2	$8.0

Our estimates of required employer contributions to our plans have not changed significantly from those disclosed in our 2003 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(11) INDEBTEDNESS

	June 30, 2004	December 31, 2003
Revolving credit loan	$—	$—
Tranche A term loan	196.9	208.1
Tranche B term loan	886.5	891.0
LYONs, net of unamortized discount of $373.2 and $382.0, respectively	649.6	640.8
7.50% senior notes	500.0	500.0
6.25% senior notes	300.0	300.0
Other borrowings	107.3	103.0

	2,640.3	2,642.9
Less: short-term debt	(91.3)	(87.9)
Less: current maturities of long-term debt	(37.0)	(24.8)

Total long-term debt	$2,512.0	$2,530.2

Credit Facility

Our credit facility includes our Tranche A and Tranche B term loans along with our revolving credit loan. Aggregate maturities of the term loans are $15.7 during the remainder of 2004, $42.7 in 2005, $53.9 in 2006, $59.5 in 2007, $275.1 in 2008, and $636.5 in 2009. Although no amounts were borrowed under our revolving credit loans at June 30, 2004, any future borrowings under these revolving credit loans would mature in 2008, when the facility expires, but could be repaid at any time before 2008.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

Under our credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first six months of 2004, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the foreseeable future. The Applicable Rate for the revolving loans and the Tranche A and Tranche B term loans is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate in effect after the February 2004 refinancing is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A and B term loans and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%

The $500.0 of revolving loans available under our credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At June 30, 2004, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $176.8 of letters of credit outstanding.

Our credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries.

Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the six months ended June 30, 2004, our Consolidated Leverage Ratio was 2.74 to 1.00 and our Consolidated Interest Coverage Ratio was 5.19 to 1.00.

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

Senior Notes

In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. The interest payment dates for these notes are June 15 and December 15 of each year, which commenced on December 15, 2003. In December 2002, we issued $500.0 of callable 7.50% senior notes that mature on January 1, 2013. The interest payment dates for these notes are January 1 and July 1 of each year, which commenced on July 1, 2003. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

The indentures governing the notes contain a number of covenants that limit our ability and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. Under the indentures, none of our subsidiaries are restricted from paying dividends to us. Under the most restrictive covenant, our available capacity to make restrictive payments, which includes paying cash dividends or repurchasing our stock, was $81.8 at June 30, 2004.

Liquid Yield Option Notes

On February 6, 2001, we issued Liquid Yield Option(TM) Notes (“February LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1, including the over allotment exercised by the original purchaser, and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option (TM) Notes (“May LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $240.3, including the over allotment exercised by the original purchaser, and an aggregate principal amount of $415.0 due at maturity on May 9, 2021.

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

On February 6, 2004, an immaterial amount of the February LYONs was put to us and settled in cash. As of June 30, 2004, the February and May LYONs had accreted carrying values of $632.1 and $17.5, respectively, classified as long-term debt.

SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” requires that obligations, that are by their terms, due upon demand within one year of the balance sheet date, should be considered short-term obligations, unless the obligor has the ability and intent to refinance. The May LYONs have a put option date within twelve months of June 30, 2004. However, we have classified the full-accreted value of the May LYONs, $17.5, as long-term debt as we have the ability and intent at June 30, 2004, through the availability of our revolving loans, to refinance the full amount of any May LYONs that may be put to us. The next put date for the February LYONs is February 6, 2006 and therefore all February LYONs outstanding at June 30, 2004 are classified as long-term debt. In addition to using our revolving loans for the long-term portion of the LYONs, we may use cash, or other capital market financings to fund the short-term portion of these obligations if they are put to us or reach maturity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

(3) Upon the occurrence of certain corporate transactions, including a change in control.

In addition, a holder may surrender for conversion, at the accreted value, a LYON even if it is not otherwise convertible at such time.

The conversion rights based on predetermined accreted values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2004 Third Quarter	$86.47	$84.42
2004 Fourth Quarter	$86.86	$84.91
2005 First Quarter	$87.25	$85.40
2005 Second Quarter	$87.63	$85.89

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

The LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met; accordingly, they are not included in the diluted income per share of common stock calculation. If converted as of June 30, 2004, the February LYONs and May LYONs would be exchanged for a total of 9.8 shares of our common stock. Based on the “if converted” provisions of SFAS No. 128, “Earnings Per Share,” if the LYONs had been converted as of January 1, 2004, diluted income per share of common stock from continuing operations would have been $0.87 and $1.33 for the three and six months ended June 30, 2004, respectively.

In July 2004, the EITF of the FASB provided a tentative conclusion on EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Under the EITF’s tentative conclusion, contingently convertible shares attached to a debt instrument are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. If a final consensus is reached in support of the tentative conclusion, we

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

would be required to adopt the provisions of EITF No. 04-8 for our LYONs for periods ending after December 15, 2004, including the retroactive restatement of all diluted earnings per share calculations for all periods presented. The EITF Issue No 04-8 is currently subject to a comment period and the EITF will review the comments at its September 2004 meeting. We have reviewed the provisions of the Issue No 04-8 and have determined that the adoption would result in the reduction of our diluted earnings per share. However, the exact amount of dilution, which may be more than the “if converted” amounts above, cannot be determined until further guidance is provided by the EITF.

Other Borrowings

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of June 30, 2004 and December 31, 2003, the participating businesses had $51.1 and $34.8, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for extended payments. As of June 30, 2004 and December 31, 2003, the participating businesses had $40.2 and $53.1 outstanding under this arrangement. Through the use of third party financial institutions, both of these arrangements extend the payment of our businesses’ payables beyond their normal payment terms, and therefore we have classified these amounts as short-term debt.

Other Financing Activities

In the first six months of 2004, we entered into sale and assignment transactions whereby certain of our businesses sold without recourse certain accounts receivable. The net proceeds from the sale of receivables was $135.9 at June 30, 2004. Net proceeds from similar non-recourse accounts receivable sales were $58.2 at December 31, 2003. Once sold, these receivables are not included on our balance sheet. We expect to utilize similar agreements in the foreseeable future; however, in the event we were to no longer utilize these programs, the impact on our financial condition or cash flows may be material.

In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of June 30, 2004, we had not yet utilized this program.

(12) FINANCIAL INSTRUMENTS

We have entered into interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates in our variable rate debt portfolio. We account for our swaps as cash flow hedges and as of June 30, 2004, we had outstanding swaps with maturities through November 2009 that convert $1,100.0 of our variable rate debt to a fixed rate of approximately 6.8%. Due to the timing of certain swap contracts, the total notional amount of our swaps was $1,300.0 at June 30, 2004 and will be $1,100.0 at September 30, 2004. During the three and six months ended June 30, 2004, we recognized in earnings as a component of interest a credit of $8.4 and $10.3, respectively, for the ineffective portion of the swaps and the portion of the swaps without an underlying debt instrument. As of June 30, 2004, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $33.4 and we have recorded a long-term liability of $26.9 to recognize the fair value of the swaps. Based on the unrealized losses of our swaps at June 30, 2004, we expect to reclassify $27.3 of our current derivative loss from accumulated other comprehensive loss into interest expense during the next twelve months as the hedged transactions occur. Due to fluctuations in interest rates, however, the derivative loss recorded in accumulated other comprehensive loss is subject to change prior to its reclassification into earnings.

From time to time we enter into commodity contracts or currency hedges. Other than the above noted swap and hedge arrangements, there were no material derivative instrument transactions during the quarter or outstanding at June 30, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(13) SHAREHOLDERS’ EQUITY

(All option amounts are in millions)

Earnings Per Share

The following table sets forth calculations used in the computation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$71.1	$50.9	$108.0	$90.3
Denominator:
Weighted-average shares outstanding	74.686	77.567	74.404	78.606
Effect of dilutive securities:
Employee stock options, restricted stock and restricted stock units	0.740	0.336	1.288	0.297

Adjusted weighted-average shares and assumed conversions	75.426	77.903	75.692	78.903

The total number of stock options that could be considered as potential common shares that were not included in the computation of diluted earnings per share, because their impact would be anti-dilutive based on the current market prices, were 12.9 and 12.4 for the three and six months ended June 30, 2004, and were 17.6 and 18.7 for the three and six months ended June 30, 2003, respectively.

Restricted Stock and Restricted Stock Unit Awards

During the first six months of 2004, we issued 0.337 shares of restricted stock and 0.768 of restricted stock units to certain business leaders and other employees. The restricted stock shares and units generally vest over three years from the date of grant and result in expense recognition over the vesting period in accordance with Accounting Pronouncement Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In total, we recorded $61.0 as a component of unearned compensation in shareholders’ equity. For the three and six months ended June 30, 2004, we recognized $6.9 and $11.6 of compensation expense on the restricted stock and restricted stock units, respectively. For the three and six months ended June 30, 2004, $5.5 and $8.8 of compensation expense related to current year grants, respectively. Additionally, 0.025 of restricted stock and 0.023 of restricted stock units were cancelled during the first six months of 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$54.6	$53.8	$91.5	$62.2
Foreign currency translation adjustments	(13.5)	59.7	(2.0)	87.3
Unrealized gain (loss) on qualifying cash flow hedges, net (1)	15.5	(16.8)	9.1	(16.2)

Comprehensive income	$56.6	$96.7	$98.6	$133.3

(1)	Gain (loss) on qualifying hedges is net of tax expense of $8.7 and net of tax benefit of $11.0, for the three months ended June 30, 2004 and 2003, respectively and is net of tax expense of $5.4 and net of tax benefit of $10.7, for the six months ended June 30, 2004 and 2003, respectively.

The components of the balance sheet caption accumulated other comprehensive income are as follows:

	June 30, 2004	December 31, 2003
Foreign currency translation adjustment	$302.4	$304.4
Unrealized losses on qualifying cash flow hedges, net of tax benefit of $15.0 and $20.9, respectively	(19.2)	(28.3)
Minimum pension liability adjustment, net of tax benefit of $43.9	(68.9)	(68.9)

Accumulated other comprehensive income	$214.3	$207.2

Treasury Stock

In the first six months of 2004, we did not repurchase any of our common stock on the open market. The covenants of our senior credit facility as well as the indenture of our senior notes contain certain restrictions on payment of dividends and the repurchase of common stock. See Note 11 for discussion of these restrictions.

Dividends

In December 2003, we announced the implementation of a quarterly dividend program. The Board of Directors has approved an initial target quarterly dividend level of $0.25 per share. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board, and the target dividend level may be adjusted during the year at the discretion of the Board. The factors the Board of Directors considers in determining the actual amount of each quarterly dividend include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility and indenture, and other factors deemed relevant. The second quarter dividend, totaling $19.0, was paid on July 1, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(14) CONTINGENCIES AND OTHER MATTERS

Litigation Matters

Beginning in March 2004, multiple class action complaints were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints have been consolidated into a single action. Additionally, on April 23, 2004, an additional class action complaint was filed, alleging breaches of the Employee Retirement Income Security Act of 1974 by us, our general counsel and the Administration Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan’s holding of our stock. We believe that the allegations stated in the complaints are without merit and intend to defend against them vigorously, but we are currently unable to predict the outcome or reasonably estimate the range of potential loss, if any.

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the U.S. District Court in Detroit. Under the U.S. District Court’s scheduling order, summary judgment motions were filed in May 2004 and are still pending ruling. Trial is currently scheduled to begin September 13, 2004. Because no reasonable projections can be made as to the final timing and outcome of the litigation, no gain or loss has been recorded. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

Environmental and Other Exposures

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

In the second quarter of 2004, we recognized a $33.3 income tax benefit and a $9.6 reduction of goodwill associated with changes in estimates of income tax liabilities. These changes in estimates resulted from the closure of certain matters relating to the 1995 to 1997 income tax returns for General Signal Corporation and SPX Corporation. General Signal Corporation was acquired through a reverse acquisition in 1998. We reassess the adequacy of income tax liabilities at the end of each reporting period, including the results of local, state, federal or foreign statutory audits or estimates and judgments used.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) (dollars and shares in millions, except per share and per LYON data)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters” herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” in our Annual Report on Form 10-K and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

OVERVIEW

We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential. We are a multinational corporation with operations in over 20 countries. We have approximately 24,300 employees worldwide. Our strategy is to create market advantages through technology, service and product leadership by expanding our market focus to offer full customer solutions and by building critical mass through strategic “bolt-on” acquisitions. Our business strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication. Our strategy is to invest capital into acquisitions, physical assets and products that yield a cash return that is greater than our cost of capital to maintain or grow our business and improve the economic value and cash flows of our company.

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

CONSOLIDATED RESULTS OF OPERATIONS

The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. In May of 2004, we committed to a plan to divest and actively began marketing our municipal water valve product line, a component of our Flow Technology segment. For all periods presented, the results of this product line have been reported as discontinued operations in our condensed consolidated financial statements. In May 2003, we sold our Inrange subsidiary, a component of our Technical Products and Systems segment. Through the date of its sale, the results of Inrange are reported as discontinued operations. We continually review our businesses pursuant to our “grow, fix or sell” strategy. These reviews could result in the sale of a product line or business that is required to be accounted for as a discontinued operation. The impact on our income from continuing operations may be material as the provisions of SFAS No. 144 require the results of discontinued operations to be excluded from all periods presented including previously reported income from continuing operations along with any gain or loss on sale.

We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first and second quarters of 2004 were April 3 and July 3, respectively, and March 29 and June 28 for 2003, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had six additional business days in the first quarter of 2004 and will have five fewer days in the fourth quarter of 2004 when compared to the respective 2003 periods.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$1,453.4	$1,255.0	$2,748.0	$2,353.3
Gross margin	399.3	384.9	766.6	711.9
% of revenues	27.5%	30.7%	27.9%	30.3%
Selling, general and administrative expense	285.8	238.5	550.5	458.3
% of revenues	19.7%	19.0%	20.0%	19.5%
Intangible amortization	5.2	2.3	8.6	4.6
Special charges, net	19.1	24.2	22.0	33.4

Operating income	89.2	119.9	185.5	215.6
Other (expense) income, net	(2.2)	(1.2)	(5.1)	0.8
Equity earnings in joint ventures	6.7	7.7	12.4	17.7
Interest expense, net	(34.8)	(45.6)	(76.3)	(90.8)

Income from continuing operations before income taxes	58.9	80.8	116.5	143.3
Income tax benefit (provision)	12.2	(29.9)	(8.5)	(53.0)

Income from continuing operations	71.1	50.9	108.0	90.3
Income (loss) from discontinued operations, net of tax	(16.5)	2.9	(16.5)	(28.1)

Net income	$54.6	$53.8	$91.5	$62.2

Capital expenditures	$17.8	$21.0	$26.9	$35.7
Depreciation and amortization	32.7	31.2	62.6	61.3

Consolidated Results of Operations: Second Quarter 2004 compared to Second Quarter 2003

Revenues — In the second quarter of 2004, revenues increased by $198.4, or 15.8%, from $1,255.0 in 2003 to $1,453.4. Organic revenues, revenues excluding the effect of acquisitions and divestitures, increased 8.9% in the second quarter of 2004 compared to the same period in 2003. Each of our platforms experienced organic revenue growth in the second quarter, other than our broadcast and communications platform, which had a 12.6% organic decline due primarily to lower HDTV antenna sales, and our electrical test and measurement platform, which declined 11.6% compared to the prior year due to contract timing for automated fare collection systems. In the second quarter of 2004 and 2003, we recognized approximately $151.5 and $111.0, respectively, of revenue under the percentage-of-completion method. This increase is due primarily to the acquisition of Hamon Cie Global Dry and NAFTA Wet Cooling Business (“Hamon”) by our Cooling Technologies and Services segment in December 2003 and 9.5% of organic growth in this segment. Hamon had revenues of $125.0 in the twelve months prior to the date of acquisition. The strength of foreign currencies to the U.S. dollar had a favorable impact on organic revenues of approximately 2.5%.

Gross margin — In the second quarter, gross margins decreased from 30.7% in 2003 to 27.5% in 2004. As a part of our integration strategy in the broadcast and communications platform, we recorded $7.5 related to the write-down of inventories in the second quarter of 2004 associated with the discontinuance of certain utility and telecommunication products lines. Gross margins were 28.0% excluding this write-down. The decrease in gross margins from 30.7% to 28.0% was due primarily to stronger organic revenues and a change in product mix at our Service Solutions segment, which has lower average margins than the other segments, raw material cost increases in many of our platforms, in particular steel, copper and oil, as well as acquisitions completed in 2003 and in the first six months of 2004 of companies that have historically lower margins than our businesses. These trends are expected to continue through 2004. Raw material cost increases, net of sales price recovery, impacted the second quarter of 2004 by an estimated $7.4. Operating inefficiencies at our dock equipment and systems and valves and controls businesses also negatively impacted gross margins in the quarter.

Selling, general and administrative expenses (“SG&A”) — In the second quarter, SG&A expenses were $285.8, or 19.7% of revenues, in 2004 compared to $238.5, or 19.0% of revenues, in 2003. The increase in SG&A spending was due primarily to an increase in variable costs associated with higher revenues in 2004 compared to 2003, acquisitions completed in 2003 and in the first six months of 2004, a net increase in legal costs of $4.1, a $3.9 write-off of receivables associated with a restructuring of a mid-west distribution channel at our dock products business, and an increase in stock compensation and pension expense compared to the second quarter of 2003. We recorded expense of $6.9 associated with restricted stock and restricted stock units in the second quarter of 2004 compared to $1.4 in the second quarter of 2003. In December 2003, the Board of Directors announced that restricted stock and restricted stock units would be granted in lieu of stock options. The expense for these stock compensation arrangements is being recognized over the vesting period.

Special charges, net — In the second quarter of 2004, we recorded net special charges of $19.1 compared to $24.2 in the second quarter of 2003. These special charges include cash costs and asset impairments associated with workforce reduction, initiatives to divest or consolidate manufacturing and sales facilities, asset divestitures, and the exit of other operations. We expect to take charges against earnings in 2004, which may include cash costs or asset impairments or write-downs of long-lived assets and have estimated the range of these charges to be approximately $55.0 to $65.0 for the year. We estimate that our restructuring actions will allow us to achieve operating cost reductions in 2004 and beyond through reduced employee and manufacturing costs and other facility overhead. The estimated period in which we realize savings on our restructuring actions is the twelve months from the date of completion. For restructuring actions announced in the second quarter of 2004, we estimate that cost savings in the twelve months following the date of completion will be approximately $7.5. We expect to realize estimated cost savings in cost of products sold and selling, general and administrative expenses.

Other expense, net — In the second quarter of 2004, other expense was $2.2 compared to $1.2 in 2003. Other expense in 2004 and 2003 consisted primarily of currency transaction losses.

Equity earnings in joint ventures — Equity earnings in joint ventures was $6.7 in the second quarter of 2004 compared to $7.7 in the second quarter of 2003. Equity earnings in the second quarter of 2004 were impacted negatively by the sale of our 20% interest in the Assa Abloy door joint venture in the third quarter of 2003, as the Assa Abloy door joint venture contributed $1.1 of equity earnings in the second quarter of 2003.

Interest expense, net — In the second quarter of 2004, interest expense was $34.8 compared to $45.6 in the second quarter of 2003. The decrease in interest expense was due mainly to the $200.0 debt repayment of our Tranche B term loan in December 2003 and accounting for interest rate swaps. The ineffective portion of our swaps and the portion of the swaps without an underlying debt instrument have been recognized in earnings as a component of interest expense and resulted in a credit of $8.4 in the second quarter of 2004.

Income taxes — The effective income tax rate for the second quarter of 2004 was (20.7)% compared to 37.0% in 2003. In the second quarter of 2004, we recognized a $33.3 income tax benefit and a $9.6 reduction of goodwill associated with changes in estimates of income tax liabilities. These changes in estimates resulted from the closure of certain matters relating to the 1995 to 1997 income tax returns for General Signal Corporation and SPX Corporation. General Signal Corporation was acquired through a reverse acquisition in 1998. We reassess the adequacy of income tax liabilities at the end of each reporting period, including the results of local, state, federal or foreign statutory audits or estimates and judgments used. The effective income tax rate in the second quarter of 2004, excluding the benefit noted above, was 35.8%, which is lower than 2003 due to a reduction in effective foreign income tax rates.

Discontinued Operations— In the second quarter of 2004, we recorded a loss from discontinued operations, net of tax, of $16.5 associated with the planned divestiture of our municipal water valve product line, which was previously reported in our Flow Technology segment. It is expected that the sale of this product line will be completed in 2004. In the second quarter of 2003, we recorded income from discontinued operations, net of tax, of $2.9. Of the income recorded, $2.7 relates to our Inrange subsidiary that was sold in May 2003 and had been previously reported in our Technical Products and Services segment and $0.2 relates to the municipal water valve product line.

Consolidated Results of Operations: First Half of 2004 compared to First Half of 2003

Revenues — In the first half of 2004, revenues increased by $394.7, or 16.8%, from $2,353.3 in 2003 to $2,748.0. Organic revenues, revenues excluding the effect of acquisitions and divestitures, increased 9.6% in the first half of 2004 compared to the same period in 2003. Each of our platforms experienced organic revenue growth in the first half, other than our broadcast and communications platform, which had an organic decline of approximately 13%. In the first half of 2004 and 2003, we recognized approximately $295.3 and $207.8, respectively, of revenue under the percentage-of-completion method. This increase is due primarily to the acquisition of Hamon in our Cooling Technologies and Services segment which had revenues of $125.0 in the twelve months prior to the acquisition which was completed in December 2003 and 8.4% of organic growth in this segment. The strength of foreign currencies to the U.S. dollar had a favorable impact on organic revenues of approximately 3.3%.

Gross margin — In the first half of 2004, gross margin decreased to 27.9% from 30.3% in 2003. The decrease was due primarily to acquisitions completed in 2003 and in the first half of 2004 of companies that have historically lower margins than our businesses, the $7.5 write-down of inventories in our broadcast and communications platform, stronger organic revenues and a change in product mix at our Service Solutions segment, which has lower average margins than the other segments and raw material cost increases, in particular steel, copper and oil. These trends are expected to continue through 2004. Operating inefficiencies at our dock equipment and systems and valves and controls businesses also negatively impacted gross margins in the quarter.

Selling, general and administrative expenses (“SG&A”) — In the first half of 2004, SG&A expenses were $550.5, or 20.0% of revenues, compared to $458.3 or 19.5% of revenues, in 2003. The increase in SG&A spending was due primarily to the higher revenues in 2004 compared to 2003, acquisitions completed in 2003 and in the first six months of 2004, a net increase in legal costs of $5.1, the $3.9 write-off of receivables at our dock equipment and systems and an increase in stock compensation and pension expense compared to the first half of 2003. We recorded expense of $11.6 of associated with restricted stock and restricted stock units in the first half of 2004 compared to $2.8 in the first half of 2003.

Special charges, net— In the first half of 2004, we recorded net special charges of $22.0 compared to $33.4 in the first half of 2003. The charges recorded include cash costs and asset impairments associated with workforce reduction, initiatives to divest or consolidate manufacturing and sales facilities, asset divestitures, and the exit of other operations. We expect to take charges against earnings in 2004, which may include cash costs or asset impairments or write-downs of long-lived assets and have estimated the range of these charges to be approximately $55.0 to $65.0 for the year. We estimate that our restructuring actions will allow us to achieve operating cost reductions in 2004 and beyond through reduced employee and manufacturing costs and other facility overhead. The estimated period in which we realize savings on our restructuring actions is the twelve months from the date of completion. For restructuring actions announced in the first half of 2004, we estimate that cost savings in the twelve months following the date of completion will be approximately $15.3. We expect to realize estimated cost savings in cost of products sold and selling, general and administrative expenses.

Other expense, net— In the first half of 2004, other expense was ($5.1) compared to other income of $0.8 in 2003. Other expense in 2004 consisted primarily of currency transaction losses.

Equity earnings in joint ventures— Equity earnings in joint ventures was $12.4 in the first half of 2004 compared to $17.7 in the first half of 2003. Equity earnings in the first half of 2004 were impacted by a legal charge at our EGS Electrical Group, LLC, (“EGS”) joint venture and the sale of our 20% interest in the Assa Abloy door joint venture in the third quarter of 2003. The amount recorded for our 44.5% interest in the legal charge at EGS was $3.8. Income from the Assa Abloy door joint venture totaled $2.5 in the first six months of 2003.

Interest expense, net— In the first half of 2004, interest expense was $76.3 compared to $90.8 in the first half of 2003. The decrease in interest expense was due mainly to the $200.0 debt repayment of our Tranche B term loan in December 2003 and accounting for interest rate swaps. The ineffective portion of our swaps and the portion of the swaps without an underlying debt instrument have been recognized in earnings as a component of interest expense and resulted in a credit of $10.3 in the first half of 2004.

Income taxes— The effective income tax rate for the first half of 2004 was 7.3% compared to 37.0% in 2003. In the second quarter of 2004, we recognized a $33.3 income tax benefit and a $9.6 reduction of goodwill associated with changes in estimates of income tax liabilities. These changes in estimates resulted from the closure of certain matters relating to the 1995 to 1997 income tax returns for General Signal Corporation and SPX Corporation. General Signal Corporation was acquired though a reverse acquisition in 1998. We reassess the adequacy of income tax liabilities at the end of each reporting period, including the results of local, state, federal or foreign statutory audits or estimates and judgments used. The effective income tax rate in the first half of 2004, excluding the benefit noted above, was 36.0%, which is lower than 2003 due to a reduction in effective foreign income tax rates.

Discontinued Operations— In the first half of 2004, we recorded a loss from discontinued operations, net of tax, of $16.5 associated with our municipal water valve product line. It is expected that the sale of the water valve product line will be completed in 2004. In the first half of 2003, we recorded a loss from discontinued operations, net of tax, of $28.1. Of the loss recorded in 2003, $28.6 relates to our Inrange subsidiary, which had been previously reported in our Technical Products and Services segment, offset by income of $0.5 relating to our municipal water valve product line.

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

We define forecasted trends of organic revenues, revenues excluding the impact of acquisitions and dispositions, as follows: “Growth” — Future end market performance is expected to be above the prior year; “Flat” — Future end market performance is expected to be flat compared to the prior year; “Decline” — Future end market performance is expected to be below the prior year.

The platforms that experienced organic revenue growth in the first half of 2004 are summarized below. Also summarized are the annual forecasted trends for these platforms based on information available on the date of this report.

Segment	Platform	2004 Annual Forecasted Trend	Comments
Technical Products and Systems	Security and integrated building life-safety systems	Growth	We experienced organic revenue growth of 9.2% in the first half of 2004. Organic revenues were stronger due to strong U.S. sales of fire detection systems, new product introductions in Europe and new guard services contracts. These market trends are expected to continue.

	Laboratory and life science products	Growth	An increase in international sales and the stronger Euro relative to the U.S. dollar compared to the prior year were the primary reasons for 8.3% organic revenue growth in the first half of 2004. New product introductions, improved industry demand and new repository business are expected to support organic growth in 2004 although operating margins are expected to decline due to competitive pressures and raw material cost increases.

	Electrical test and measurement	Growth	This platform is expected to experience growth for the year due primarily to new municipal contracts for automated fare collection systems. Demand for these products is highly correlated to contract timing, which causes significant fluctuations from quarter to quarter.

Cooling Technologies and Services	Cooling, thermal and resource management systems, products, reconstruction and services	Growth	This platform experienced 8.4% organic growth in the first half of 2004. The organic growth was due primarily to the stronger Euro relative to the U.S. dollar compared to the prior year and strong revenue growth in Asia, increased demand for U.S. HVAC products and service growth in Europe. These trends are expected to continue through 2004.

Industrial Products and Services	Compaction equipment	Growth	The stronger Euro relative to the U.S. dollar compared to the prior year supplemented by increased demand for road construction products in the U.S. and France and continued strength in Asia were the primary reasons for 15.4% organic growth in the first half of 2004. This platform is highly cyclical by quarter, with the second quarter traditionally the highest revenue period in the year. Organic revenues are expected to grow for the year, although operating margins are expected to decline due primarily to competitive pressures and raw material and component cost increases.

	Specialty engineered products	Growth	This platform experienced 8.5% organic growth in the first half due primarily to improved demand for products in these businesses. Mid digit organic growth is expected from improved demand in the U.S. industrial economy.

	Power systems	Growth	Although power generation markets continue to experience soft demand and competitive pressures, organic revenues grew 8.3% in the first half of 2004 due to improved volume for power equipment in the period. Despite a soft power market in 2004, we expect organic growth in this platform for the full year. Operating margins are expected to decline compared to 2003 due to continued competitive pressures and the unfavorable impact of raw material cost increases for steel, copper and oil.

Segment	Platform	2004 Annual Forecasted Trend	Comments

Service Solutions	Specialty tools and technical information and services	Growth	Organic revenues grew 20.0% in the first half due to increased demand for dealer equipment services (“DES”), aftermarket mechanical tool sales and improved global demand for original equipment tool sales in the U.S. and Europe. DES and aftermarket mechanical tool sales have much lower average margins than original equipment tool sales. Organic growth is expected for the year due primarily to improved organic revenues in the first half of 2004, whereas in 2003, this business experienced the majority of its organic growth, approximately 18%, in the second half of the year.

Flow Technology	Fluid systems	Growth	Organic revenues for this platform increased 4.4% in the first half as demand for valves and air filtration products offset lower demand for process equipment. Slightly improved cyclical demand for engineered products in power, chemical and mineral processing and industrial markets is expected to offset lower large-project business in 2004.

The platform that experienced organic revenue decline in the first half of 2004 is summarized below. Also summarized is the annual forecasted trend for this platform based on information available on the date of this report.

Segment	Platform	2004 Annual Forecasted Trend	Comments
Technical Products and Systems	Broadcast and communication systems and services	Decline	Organic revenues decreased 12.9% in the first half. Extensions granted by the FCC have caused delays in the HDTV rollout in the U.S. and we experienced lower service revenues in the quarter compared to the prior year. The timing associated with the delays in the HDTV rollout remains uncertain as regulatory decisions are pending in this market with respect to broadcast customers. Lower demand for telecommunication line management systems also contributed to the lower revenues. These market trends are expected to continue in 2004.

SEGMENT RESULTS OF OPERATIONS

The following unaudited information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes. The results of operations exclude the operating results of discontinued operations for all periods presented.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Technical Products and Systems	$333.1	$312.0	$643.5	$574.1
Industrial Products and Services	421.9	379.2	792.3	719.4
Flow Technology	264.8	213.7	499.2	415.1
Cooling Technologies and Services	200.1	152.3	375.8	285.2
Service Solutions	233.5	197.8	437.2	359.5

	$1,453.4	$1,255.0	$2,748.0	$2,353.3

Segment Income:
Technical Products and Systems	$33.7	$49.2	$68.8	$84.3
Industrial Products and Services	29.7	43.1	55.8	72.0
Flow Technology	28.1	30.6	59.8	57.9
Cooling Technologies and Services	20.3	16.3	33.5	31.8
Service Solutions	27.1	24.4	41.3	38.6

Total Segment Income	138.9	163.6	259.2	284.6
Corporate Expenses	(23.7)	(18.1)	(40.1)	(32.8)
Stock-Based Compensation	(6.9)	(1.4)	(11.6)	(2.8)
Special Charges, net	(19.1)	(24.2)	(22.0)	(33.4)

Consolidated Operating Income	$89.2	$119.9	$185.5	$215.6

Segment Results of Operation: Second Quarter 2004 compared to Second Quarter 2003

Technical Products and Systems

Revenues — Revenues in the second quarter of 2004 were $333.1, compared to $312.0 in the year-ago period, an increase of $21.1, or 6.8%. The increase was due primarily to acquisitions completed in 2003 and in the first six months of 2004. Organic revenues increased 1.0% as organic growth at our security and integrated building life-safety systems platform and laboratory and life sciences platform offset organic revenue declines at our broadcast and communications and electrical test and measurement platforms.

Segment Income — Segment income was $33.7, or 10.1% of revenues, compared to $49.2, or 15.8% of revenues, in the second quarter of 2003. As part of an integration strategy in our broadcast and communications platform, a $7.5 charge was recorded in the second quarter of 2004 related to the write-down of inventories associated with the discontinuance of certain utility and telecommunications product lines. The remaining decrease in operating margins was due primarily to lower revenues for automated fare collection systems, which have higher average margins than the segment, an increase in SG&A expenses due to new acquisitions completed in 2003 and 2004, competitive pressures and an unfavorable impact due to the continued strong Euro relative to the U.S. dollar at our laboratory and life sciences platform, and higher SG&A expenses at our integrated building life-safety systems platform to support new product introductions.

Industrial Products and Services

Revenues — Revenues in the second quarter of 2004 were $421.9, compared to $379.2 in the year-ago period, an increase of $42.7, or 11.3%. The increase was due primarily to organic revenue growth across the segment due to stronger product demand.

Segment Income — Segment income was $29.7, or 7.0% of revenues, compared to $43.1, or 11.4% of revenues, in the second quarter of 2003. Raw material cost increases, net of sales price recovery, reduced segment income by an estimated $3.8 in the second quarter of 2004. Dock products continued to experience higher operating costs in the second quarter of 2004 as a result of operating inefficiencies caused in the start-up of a new facility in Reynosa, Mexico. These inefficiencies, along with raw material price increases, contributed to an operating loss of $4.3 in the quarter. In addition, we recorded a $3.9 write-off of receivables associated with a restructuring of a mid-west distribution channel at our dock products business. We expect this business will be profitable by the end of 2004 supported by organic revenue growth and increased product margins due to improved operating performance and product pricing. Segment income in our compact hydraulic tools business improved significantly in the second quarter of 2004, compared to the prior-year period, due to organic revenue growth and completion of restructuring actions in this business. Our compaction equipment business experienced a significant decline in segment margins due to the unfavorable impact of the continued strong Euro relative to the U.S. dollar, an increase in steel costs and increased costs related to new product introductions and marketing. Competitive pressures, the unfavorable impact from the strong Euro and unfavorable steel costs are expected to continue through 2004. Power systems experienced lower margins due to competitive pressures and raw material cost increases compared to the second quarter of 2003.

Flow Technology

Revenues — Revenues in the second quarter of 2004 were $264.8, compared to $213.7 in the year-ago period, an increase of $51.1, or 23.9%. The increase in revenues was due primarily to a bolt-on acquisition completed in the first quarter of 2004 and 8.2% organic revenue growth in the segment. Stronger demand for valves, air treatment products and boilers offset slightly lower demand for process equipment.

Segment Income — Segment income was $28.1, or 10.6% of revenues, compared to $30.6, or 14.3% of revenues, in the second quarter of 2003. Improved margins at process equipment due to restructuring actions completed in 2003 were offset by lower margins in our air treatment business due to an acquisition completed in the first quarter of 2004 of a company that has historically lower margins than the segment, as well as operating inefficiencies at our valves and controls business. The operating inefficiencies at our valves and controls business are expected to improve in the second half of 2004. Segment margins were also impacted by raw material cost increases.

Cooling Technologies and Services

Revenues — Revenues in the second quarter were $200.1, compared to $152.3 in the year-ago period, an increase of $47.8, or 31.4%. The increase in revenues was largely a result of acquisitions completed in 2003. Organic revenue growth was 9.5%, 3.6% of which resulted from the stronger Euro relative to the U.S. dollar compared to 2003, and strong product demand in Asia and service revenues in Europe.

Segment Income — Segment income was $20.3, or 10.1% of revenues, compared to $16.3, or 10.7% of revenues, in the second quarter of 2003. The second quarter of 2003 included a $3.2 benefit from an operational cost improvement at an environmental remediation site.

Service Solutions

Revenues — Revenues in the second quarter of 2004 were $233.5, compared to $197.8 in the year-ago period, an increase of $35.7, or 18.0%. Organic revenues grew 17.2% in the second quarter due to increased demand for DES, aftermarket mechanical tools and original equipment tools in the U.S. and Europe.

Segment Income — Segment income was $27.1, or 11.6% of revenues, compared to $24.4, or 12.3% of revenues in the second quarter of 2003. Segment margins declined due to a change in product mix resulting from increased demand for DES and aftermarket mechanical tools.

Corporate Expenses

Corporate expense increased from $18.1 in 2003 to $23.7 in 2004 due to increased pension expense and higher legal and consulting costs in 2004 compared to 2003. In the second quarter of 2004, we incurred a net increase in legal costs of $4.1. Corporate expenses may continue to be unfavorably impacted by legal expenses and costs required to implement regulatory requirements associated with the Sarbanes-Oxley Act of 2002.

Segment Results of Operation: First Half of 2004 compared to First Half of 2003

Technical Products and Systems

Revenues — Revenues in the first half of 2004 increased to $643.5 from $574.1 in 2003, an increase of $69.4, or 12.1%. The increase was due mainly to organic revenue growth in our laboratory and life science and security and integrated building life-safety systems platforms, as well as acquisitions completed in 2003 and in the first six months of 2004. Organic revenues declined approximately 13% in our broadcast and communication systems and services platform due primarily to the FCC delay in the HDTV rollout and lower service revenues.

Segment Income — Segment income as a percentage of revenues decreased from 14.7% in 2003 to 10.7% in 2004. The decrease in operating margins was due primarily to the $7.5 inventory write-down at our broadcast and communications platform in the second quarter, acquisitions completed in 2003 and in the first six months of 2004 of businesses that have lower average margins than the segment, higher product development expenses in our integrated building life-safety systems platforms for new product introductions, competitive pressures and an unfavorable impact due to the continued strong Euro relative to the U.S. Dollar at our laboratory and life science platform. Segment income in 2003 included a $2.5 gain associated with a commercial contract settlement in our laboratory and life sciences platform.

Industrial Products and Services

Revenues — Revenues in the first half of 2004 increased to $792.3 from $719.4 in 2003, an increase of $72.9, or 10.1%. The increase was due primarily to strong organic revenues in our compaction equipment, power systems and specialty engineered products platforms.

Segment Income — Segment income as a percentage of revenues decreased from 10.0% in 2003 to 7.0% in 2004. Segment margins were lower in 2004 due primarily to the $3.9 write-down of receivables and operating losses at our dock products business, raw material cost increases across the segment, and competitive pressures in our compaction equipment and power systems businesses. Segment income from our compact hydraulic tools business improved significantly in the first half of 2004 compared to the prior year due to organic revenue growth and completion of restructuring actions in this business.

Flow Technology

Revenues — Revenues in the first half of 2004 increased to $499.2 in 2004 from $415.1 in 2003, an increase of $84.1, or 20.2%. The increase in revenues was due primarily to bolt-on acquisitions completed in 2003 and the first half of 2004 and organic revenue growth at our fluid systems platform and boiler and hydronic products business.

Segment Income — Segment income as a percentage of revenues decreased from 13.9% in 2003 to 12.0% in 2004. Improved margins in process equipment due to restructuring actions completed in 2003 and at our boiler and hydronic products business were offset by lower margins in our air filtration business due to an acquisition completed in the first quarter of 2004 of a company that has historically lower margins than the segment and operating inefficiencies in our valves and controls business. The operating inefficiencies at our valves and controls business are expected to improve in the second half of 2004. Segment margins were also impacted by raw material cost increases.

Cooling Technologies and Services

Revenues — Revenues in the first half of 2004 increased to $375.8 in 2004 from $285.2 in 2003, an increase of $90.6 or 31.8%. The increase in revenues was due to acquisitions completed in 2003, the stronger Euro relative to the U.S. dollar compared to the prior year and organic revenue growth due primarily to strong demand for cooling technology products in Asia and service revenues in Europe.

Segment Income — Segment income as a percentage of revenues decreased from 11.2% in 2003 to 8.9% in 2004 due to acquisitions completed in 2003 of companies that have historically lower margins than our business. Segment income in 2003 also included a $3.3 gain associated with a commercial contract settlement and a $3.2 benefit from an operational cost improvement at an environmental remediation site.

Service Solutions

Revenues — Revenues in the first half of 2004 increased to $437.2 in 2004 from $359.5 in 2003, an increase of $77.7, or 21.6%. Organic revenues grew approximately 20.0% in the first half due to increased demand for DES, aftermarket mechanical tool sales and higher global demand for original equipment tools in the U.S. and Europe compared to the first half of 2003.

Segment Income — Segment income as a percentage of revenues decreased from 10.7% in 2003 to 9.4% in 2004 due to product mix from increased demand for DES and aftermarket mechanical tools, which have lower overall margins than original equipment tool sales. In addition, segment income was impacted by increased selling, general and administrative expenses to support new product launches.

Corporate Expenses

Corporate expense in the first half increased from $32.8 in 2003 to $40.1 in 2004 due to increased pension expense and higher legal and consulting costs in 2004 compared to 2003. In the first half of 2004, we incurred a net increase in legal costs of $5.1. Corporate expenses may continue to be unfavorably impacted by legal expenses and costs required to implement regulatory requirements associated with the Sarbanes-Oxley Act of 2002.

LIQUIDITY AND FINANCIAL CONDITION

Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs and acquisitions.

Cash Flow

	Six months ended June 30,
	2004	2003
Cash flows from (used in):
Operating activities	$(48.3)	$157.5
Investing activities	(111.4)	(57.8)
Financing activities	(45.7)	(72.4)
Discontinued operations	(1.8)	11.3

Net change in cash balances	$(207.2)	$38.6

Operating Activities—In the first six months of 2004, we used $48.3 of cash in continuing operations compared to cash from continuing operations of $157.5 in the first six months of 2003. The primary factors contributing to the cash used in continuing operations in 2004 as compared to 2003 include investments in working capital to support organic revenue expansion, most notably at Service Solutions which experienced 17.7% organic revenue growth in the first half of 2004, cash flow related to supplier payments associated with an acquisition completed at the end of 2003 and cash flows relating to interest payments. Working capital investments include an investment of $77.6 in inventory in the first half of 2004 compared to $32.7 in 2003 and an investment of $27.4 in long-term construction contracts, of which approximately $18.0 relates to supplier payments associated with the acquisition of Hamon, which closed in mid December 2003. In addition, start up inefficiencies at our Dock Products manufacturing facility in Reynosa, Mexico have resulted in higher working capital requirements. Cash outflows for payables and accrued expenses in the first half of 2004 are mainly attributable to: payments of $46.9 for interest associated with the December 2002 and June 2003 bond offerings which have six month interest payments that commenced on July 1, 2003 and December 15, 2003, respectively; $14.9 in accrued legal fees primarily associated with the December 2003 Microsoft settlement; the timing of accounts payable associated with interim closing dates as compared to the same period in 2003; and $18.4 for federal U.S. taxes( no federal U.S. taxes were paid in the first half of 2003). In the first quarter of 2004, we paid $66.9 in incentive compensation payments related to 2003, covering approximately 15,700 domestic and foreign employees, compared to $65.3 paid last year. We continue to utilize working capital facilities to support our growth, including non-recourse sales of certain trade receivables. Cash spending on restructuring actions in the first half of 2004 was $16.1 compared to $39.7 in the first half of 2003. We expect cash flows from operating activities for the second half of 2004 to be consistent with cash flows from operating activities for the second half of 2003.

Investing Activities—In the first six months of 2004, we used $111.4 of cash in continuing operations compared to $57.8 in the first six months of 2003. Cash used for business acquisitions was $96.5 in the first half of 2004 as compared to $182.2 in the first half of 2003. Cash outflows for business acquisitions included $14.0 for a purchase price holdback relating to a 2002 acquisition. Proceeds from asset and business sales were $12.0 in the first half of 2004 compared to $160.1 in the first half of 2003. Proceeds from asset and business sales in the first six months of 2003 included $148.5 of cash received in May 2003 for the sale of our ownership in Inrange. We completed seven transactions in the first half of 2004 compared to eight transactions in the first half of 2003. The companies acquired during the first six months of 2004 and 2003 had aggregate revenues over the twelve months prior to acquisition of $182.5 and $218.8, respectively. Capital expenditures were $26.9 in the first half of 2004 compared to $35.7 in the first half of 2003.

Financing Activities—In the first six months of 2004, cash flows used in financing activities were $45.7, mainly due to $45.7 of debt repayments relating to debt assumed with the acquisition of McLeod and scheduled repayments on the Tranche A and B term loans. We paid dividends of $38.0 during the first half of 2004 in conjunction with the current year implementation of our quarterly dividend program. These amounts were partially offset by cash proceeds of $34.6 received from the exercise of employee stock options. Cash flows used in financing activities were $72.4 during the first six months of 2003. Such amount is comprised primarily of $236.9 of cash used to settle 0.387 of LYONs that were put to us in May 2003 and $143.4 spent to repurchase 3.9 shares of our common stock, offset by our issuance of $300.0 of senior notes in June 2003.

Indebtedness

The following summarizes the total debt outstanding and credit facility availability, as of June 30, 2004:

	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving loan (1)	$500.0	$—	$323.2
Tranche A loan	196.9	196.9	—
Tranche B loan	886.5	886.5	—
LYONs, net of unamortized discount of $373.2	649.6	649.6	—
7.50% senior notes	500.0	500.0	—
6.25% senior notes	300.0	300.0	—
Other borrowings	107.3	107.3	—

Total	$3,140.3	$2,640.3	$323.2

(1)	Decreased by $176.8 of certain facility letters of credit outstanding at June 30, 2004, which reduce the availability under our revolving loan agreement.

Credit Facility

Our credit facility includes our Tranche A and Tranche B term loans along with our revolving credit loan. Aggregate maturities of the term loans are $15.7 during the remainder of 2004, $42.7 in 2005, $53.9 in 2006, $59.5 in 2007, $275.1 in 2008, and $636.5 in 2009. Although no amounts were borrowed under our revolving credit loans at June 30, 2004, any future borrowings under these revolving credit loans would mature in 2008 when the revolving loan portion of the facility expires, but could be repaid at any time before 2008.

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

Under our credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first six months of 2004, interest on the term loans was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the foreseeable future. The Applicable Rate for the revolving loans and the Tranche A and Tranche B term loans is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate in effect after the February 2004 refinancing is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A and B term loans and revolving loans	Between 1.75% and 2.25%	Between 0.75% and 1.25%

The $500.0 of revolving loans available under our credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At June 30, 2004, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $176.8 of letters of credit outstanding.

Our credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries.

Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended June 30, 2004, our Consolidated Leverage Ratio was 2.73 to 1.00 and our Consolidated Interest Coverage Ratio was 5.19 to 1.00.

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

Senior Notes

In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. The interest payment dates for these notes are June 15 and December 15 of each year, which commenced on December 15, 2003. In December 2002, we issued $500.0 of callable 7.50% senior notes that mature on January 1, 2013. The interest payment dates for these notes are January 1 and July 1 of each year, which commenced on July 1, 2003. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior secured debt and obligations of our subsidiaries.

The indentures governing the notes contain a number of covenants that limit our ability and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. Under the indentures, none of our subsidiaries are restricted from paying dividends to us. Under the most restrictive covenant our available capacity to make restrictive payments, which includes paying cash dividends or repurchasing our stock, was $81.8 at June 30, 2004.

Liquid Yield Option Notes

On February 6, 2001, we issued the February LYONs at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1, including the over allotment exercised by the original purchaser, and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued the May LYONs at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $240.3, including the over allotment exercised by the original purchaser, and an aggregate principal amount of $415.0 due at maturity on May 9, 2021.

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

On February 6, 2004, an immaterial amount of the February LYONs was put to us and settled in cash. As of June 30, 2004, the February and May LYONs had accreted carrying values of $632.1 and $17.5, respectively classified as long-term debt.

SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” requires that obligations, that are by their terms, due upon demand within one year of the balance sheet date, should be considered short-term obligations, unless the obligor has the ability and intent to refinance. The May LYONs have a put option date within twelve months of June 30, 2004. However, we have classified the full-accreted value of the May LYONs, $17.5, as long-term debt as we have the ability and intent at June 30, 2004, through the availability of our revolving loans, to refinance the full amount of any May LYONs that may be put to us. The next put date for the February LYONs is February 6, 2006 and therefore all February LYONs outstanding at June 30, 2004 are classified as long-term debt. In addition to using our revolving loans for the long-term portion of the LYONs, we may use cash, or other capital market financings to fund the short-term portion of these obligations if they are put to us or reach maturity.

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

(3) Upon the occurrence of certain corporate transactions, including a change in control.

In addition, a holder may surrender for conversion, at the accreted value, a LYON even if it is not otherwise convertible at such time.

The conversion rights based on predetermined accreted values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2004 Third Quarter	$86.47	$84.42
2004 Fourth Quarter	$86.86	$84.91
2005 First Quarter	$87.25	$85.40
2005 Second Quarter	$87.63	$85.89

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

The LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met; accordingly, they are not included in the diluted income per share of common stock calculation. If converted as of June 30, 2004, the February LYONs and May LYONs would be exchanged for a total of 9.8 shares of our common stock. Based on the “if converted” provisions of SFAS No. 128, “Earnings Per Share”, if the LYONs had been converted as of January 1, 2004, diluted income per share of common stock from continuing operations would have been $0.87 and $1.33 for the three and six months ended June 30, 2004, respectively.

In July 2004, the EITF of the FASB provided a tentative conclusion on EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Under the EITF’s tentative conclusion, contingently convertible shares attached to a debt instrument are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. If a final consensus is reached in support of the tentative conclusion, we would be required to adopt the provisions of EITF No. 04-8 for our LYONs for periods ending after December 15, 2004, including the retroactive restatement of all diluted earnings per share calculations for all periods presented. The EITF Issue No 04-8 is currently subject to a comment period and the EITF will review the comments at its September 2004 meeting. We have reviewed the provisions of the Issue No 04-8 and have determined that the adoption would result in the reduction of our diluted earnings per share. However, the exact amount of dilution, which may be more than the “if converted” amounts above, cannot be determined until further guidance is provided by the EITF.

Other Borrowings

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of June 30, 2004 and 2003, the participating businesses had $51.1 and $34.8, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for extended payments. As of June 30, 2004 and 2003, the participating businesses had $40.2 and $53.1 outstanding under this arrangement. Through the use of third party financial institutions, both of these arrangements extend the payment of our businesses’ payables beyond their normal payment terms, and therefore we have classified these amounts as short-term debt.

Other Financing Activities

In the first six months of 2004, we entered into sale and assignment transactions whereby certain of our businesses sold without recourse certain accounts receivable. The net proceeds from the sale of receivables was $135.9 at June 30, 2004. Net proceeds from similar non-recourse accounts receivable sales were $58.2 at December 31, 2003. Once sold, these receivables are not included on our balance sheet. We expect to utilize similar agreements in the foreseeable future; however, in the event we were to no longer utilize these programs, the impact on our financial condition or cash flows may be material.

In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. As of June 30, 2004, we had not yet utilized this program.

Financial Instruments

We have entered into interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates in our variable rate debt portfolio. We account for our swaps as cash flow hedges and as of June 30, 2004, we had outstanding swaps with maturities through November 2009 that convert $1,100.0 of our variable rate debt to a fixed rate of approximately 6.8%. Due to the timing of certain swap contracts, the total notional amount of our swaps was $1,300.0 at June 30, 2004 and will be $1,100.0 at September 30, 2004. During the three and six months ended June 30, 2004, we recognized in earnings as a component of interest a credit of $8.4 and $10.3, respectively, for the ineffective portion of the swaps and the portion of the swaps without an underlying debt instrument. As of June 30, 2004, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive loss was $33.4 and we have recorded a long-term liability of $26.9 to recognize the fair value of the swaps. Based on the unrealized losses of our swaps at June 30, 2004, we expect to reclassify $27.3 of our current derivative loss from accumulated other comprehensive loss into interest expense during the next twelve months as the hedged transactions occur. Due to fluctuations in interest rates, however, the derivative loss recorded in accumulated other comprehensive loss is subject to change prior to its reclassification into earnings.

From time to time we enter into commodity contracts or currency hedges. Other than the above noted swap and hedge arrangements, there were no material derivative instrument transactions during the quarter or outstanding at June 30, 2004.

Current Liquidity and Concentration of Credit Risk

At June 30, 2004, we had $514.4 of cash and an unused $500.0 revolver under our credit facility. When adjusted by the $176.8 of letters of credit outstanding at June 30, 2004, $323.2 of the revolver was available for use.

We believe that current cash and equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations. We have the ability to repurchase shares and outstanding indebtedness to the extent permitted under our credit facility and senior indentures. In addition, we have the ability and may elect to refinance the LYONs, if put, with other debt.

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

In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the Board of Directors considers in determining the actual amount of each quarterly dividend includes our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility and indenture, and other factors deemed relevant. The second quarter dividend, totaling $19.0, was paid on July 1, 2004.

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

As of June 30, 2004, we had $283.1 of certain standby letters of credit outstanding, of which $176.8 reduced the available borrowing capacity on our revolving loans, and approximately $123.9 of surety bonds. Of the total letters of credit and surety bonds outstanding at June 30, 2004, $327.1 were for bid, performance or warranty arrangements related to commercial sales arrangements with customers of which the fees are reimbursed by the customer. In addition, $80.0 of our standby letters of credit relate to self-insurance matters and originate from workers compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals. Except for the previously mentioned matters, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments.

Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.

In addition, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” in our Annual Report on Form 10-K and similar sections in any future filings, should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

Other Matters

Acquisitions and Divestitures—We continually review each of our businesses pursuant to our “grow, fix or sell” strategy. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria are met. There can be no assurances that future acquisitions will not have an impact on our capital financing instruments, will be integrated successfully, or that they will not have a negative effect on our operations. Further, these reviews could result in the sale of a product line or business that is required to be accounted for as a discontinued operation. The impact on our income from continuing operations may be material as the provisions of SFAS No. 144 require the results of discontinued operations to be excluded from all periods presented including previously reported income from continuing operations along with any gain or loss on sale.

Environmental and Other Exposures—Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

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

It is our policy to comply fully with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third party waste disposal sites. An estimate of loss, including expenses, from legal actions or claims is accrued when events exist that make the loss or expenses probable and we can reasonably estimate them. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans developed by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments including new or changes in environmental laws or policies, a difference in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals, we do not discount environmental or other legal accruals and do not reduce them by anticipated insurance recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification. While we believe that our accruals related to environmental litigation and claims are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate, we cannot assure you that our accruals and right to indemnity and insurance will be sufficient or that these items will be resolved without a material adverse effect on our financial position, results of operations and liquidity, individually or in the aggregate.

See Note 14 to the Condensed Consolidated Financial Statements for further discussion of contingencies and other matters.

Employment—At June 30, 2004, we had approximately 24,300 employees. Eighteen domestic collective bargaining agreements and various foreign collective labor arrangements cover approximately 3,300 employees, on a worldwide basis. We also have signatories to various area standards agreements for certain construction, maintenance and repair work in the cooling tower industry. While we generally have experienced satisfactory labor relations at our various locations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

Income taxes—The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and consequently, the amount of income taxes paid in current and future years may be greater than amounts paid in 2003, 2002 and 2001. In the second quarter of 2004, we recognized a $33.3 income tax benefit and a $9.6 reduction of goodwill associated with changes in estimates of income tax liabilities. These changes in estimates resulted from the closure of certain matters relating to the 1995 to 1997 income tax returns for General Signal Corporation and SPX Corporation. General Signal Corporation was acquired through a reverse acquisition in 1998. We reassess at the end of each reporting period the appropriateness of our income tax related judgments and estimates including the realizability of deferred tax assets and the adequacy of current and deferred tax liabilities including the potential impact from local, state, federal or foreign tax audits in process. We believe that the tax liabilities recorded at June 30, 2004 are adequate. The ultimate result of these audits could, however, result in changes in such liabilities that could be significant.

Significance of Goodwill and Intangibles—We had goodwill of $2,928.7, net intangible assets of $669.7 and shareholders’ equity of $2,185.4 at June 30, 2004. There can be no assurance that circumstances will not change in the future that will affect the useful lives or the carrying value of our goodwill and intangible assets. In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite-lived intangibles in connection with our long-range forecasting process, which takes place in the fourth quarter. In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across our industries and markets including, but not limited to the following businesses: dock equipment and systems, broadcast and telecommunications, security and investigations, industrial tools and hydraulic units, and power transmission. Our dock products business recorded an operating loss in the first half of 2004 due primarily to operating inefficiencies associated with the start-up of a manufacturing facility in Reynosa, Mexico, the $3.9 write-off of receivables associated with a restructuring of distribution in the mid-western market and raw material cost increases. We expect that this business will return to an operating profit by the end of 2004 supported by improved revenues and product margins due to the Mexico facility operating at full capacity and improved product pricing. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to an impairment in the period that the change becomes known.

Raw Materials—Many of our businesses manufacture products that are comprised of readily available commodities including copper and steel and utilize certain other commodities including oil and gas in their production processes. Additionally, certain of our businesses generate revenues from long-term fixed contracts and expose us to commodity risks over extended periods of time. Changes in raw material prices have materially affected our results of operations in 2004. There can be no assurance that we can recover any incremental increases in raw material prices from our customers.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Rule Act 13a-15(d), no changes during the quarter ended June 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in March 2004, multiple class action complaints were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints have been consolidated into a single action. On April 23, 2004, an additional class action complaint was filed, alleging breaches of the Employee Retirement Income Security Act of 1974 by us, our general counsel and the Administration Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan’s holding of our stock. We believe that the allegations stated in the complaints are without merit and intend to defend against them vigorously, but we are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the U.S. District Court in Detroit. Under the U.S. District Court’s current scheduling order, summary judgment motions were filed in May 2004 and are still pending ruling. Trial is currently scheduled to begin September 13, 2004. Because no reasonable projections can be made as to the final timing and outcome of the litigation, no gain or loss has been recorded. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on April 28, 2004 at which shareholders elected three directors with terms expiring as outlined below. The results of the voting in connection with the above item were as follows:

Proposal 1 – Election of Directors

	Term Expiring	For	Against	Withheld/Abstain
Sarah R. Coffin	2006	54,788,058	—	3,744,183
Charles E. Johnson II	2007	56,477,642	—	2,054,599
David P. Williams	2007	54,359,378	—	4,172,863

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

11.1	Statement regarding computation of earnings per share. See Condensed Consolidated Statements of Income, page 3 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 30, 2004, we furnished under Item 12 of Form 8-K our press release dated April 30, 2004. This press release contained our earnings information for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: August 2, 2004	By	/s/ JOHN B. BLYSTONE
John B. Blystone Chairman, President and Chief Executive Officer

Date: August 2, 2004	By	/s/ PATRICK J. O’LEARY
Patrick J. O’leary Vice President Finance, Treasurer and Chief Financial Officer

Date: August 2, 2004	By	/s/ RONALD L. WINOWIECKI
Ronald L. Winowiecki Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.	Description
11.1	Statement regarding computation of earnings per share. See Condensed Consolidated Statements of Income, page 3 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.