Form 10-Q
period 2004-09-30
SPX CORP
filed 2004-11-01
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(Address of Principal Executive Offices)

Registrant’s Telephone Number, including Area Code (704) 752-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Common shares outstanding October 28, 2004    75,136,350

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and equivalents	$416.8	$717.1
Accounts receivable, net	1,007.0	946.9
Inventories, net	668.8	564.6
Other current assets	89.2	83.9
Deferred income taxes	192.4	195.4
Assets of discontinued operations	607.0	605.1

Total current assets	2,981.2	3,113.0
Property, plant and equipment	1,184.8	1,147.5
Accumulated depreciation	(561.2)	(502.8)

Net property, plant and equipment	623.6	644.7
Goodwill	2,702.9	2,711.0
Intangibles, net	550.6	504.1
Other assets	642.2	652.2

Total assets	$7,500.5	$7,625.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$549.3	$558.9
Accrued expenses	691.6	776.8
Short-term debt	52.9	65.9
Current maturities of long-term debt	39.8	24.8
Liabilities of discontinued operations	243.8	201.6

Total current liabilities	1,577.4	1,628.0
Long-term debt	2,436.7	2,530.2
Deferred income taxes	737.7	785.3
Other long-term liabilities	604.9	612.7

Total long-term liabilities	3,779.3	3,928.2
Minority interest	1.9	1.6
Shareholders’ equity:
Common stock	904.1	878.1
Paid-in capital	981.7	897.2
Retained earnings	751.1	714.2
Unearned compensation	(79.0)	(40.7)
Accumulated other comprehensive income	217.8	207.2
Common stock in treasury	(633.8)	(588.8)

Total shareholders’ equity	2,141.9	2,067.2

Total liabilities and shareholders’ equity	$7,500.5	$7,625.0

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$1,313.0	$1,120.9	$3,808.6	$3,257.7
Costs and expenses:
Cost of products sold	934.4	773.1	2,727.5	2,262.7
Selling, general and administrative	249.3	195.4	759.7	620.4
Intangible amortization	5.3	2.5	13.6	6.8
Special charges, net	79.7	13.5	101.6	47.1

Operating income	44.3	136.4	206.2	320.7
Other (expense) income, net	(2.1)	3.4	(6.4)	3.5
Equity earnings in joint ventures	6.5	8.5	18.8	26.2
Interest expense, net	(43.3)	(45.2)	(119.5)	(136.1)

Income from continuing operations before income taxes	5.4	103.1	99.1	214.3
Income tax provision	(14.9)	(37.8)	(19.0)	(84.7)

Income (loss) from continuing operations	(9.5)	65.3	80.1	129.6
Income from discontinued operations, net of tax	11.7	9.6	30.1	26.4
Loss on disposition of discontinued operations, net of tax	—	—	(16.5)	(18.9)

Income from discontinued operations, net of tax	11.7	9.6	13.6	7.5

Net income	$2.2	$74.9	$93.7	$137.1

Basic earnings per share of common stock
Income (loss) from continuing operations	$(0.13)	$0.86	$1.08	$1.67
Income from discontinued operations	0.16	0.13	0.18	0.10

Net income per share	$0.03	$0.99	$1.26	$1.77

Weighted average number of common shares outstanding	74.301	75.601	74.369	77.593
Diluted earnings per share of common stock
Income (loss) from continuing operations	$(0.13)	$0.85	$1.06	$1.66
Income from discontinued operations	0.16	0.13	0.18	0.09

Net income per share	$0.03	$0.98	$1.24	$1.75

Weighted average number of common shares outstanding	74.667	76.720	75.346	78.167

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Nine months ended September 30,
	2004	2003
Cash flows from (used in) operating activities:
Net income	$93.7	$137.1
Income from discontinued operations, net of tax	(13.6)	(7.5)

Income from continuing operations	80.1	129.6
Adjustments to reconcile income from continuing operations to net cash from operating activities
Special charges	101.6	47.1
Deferred income taxes	(10.8)	28.5
Depreciation	70.9	74.3
Amortization of intangibles and other assets	15.1	7.7
Early extinguishment of debt	1.4	—
Accretion of LYONs	13.2	15.1
Pension and other employee benefits	37.2	22.3
Stock-based compensation	17.1	4.2
Other, net	4.5	17.9
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	10.0	85.8
Inventories	(79.2)	(5.9)
Accounts payable, accrued expenses, and other	(228.0)	(113.5)
Cash spending on restructuring actions	(23.8)	(49.3)

Net cash from continuing operations	9.3	263.8
Net cash from discontinued operations	32.0	18.7

Net cash from operating activities	41.3	282.5
Cash flows from (used in) investing activities:
Proceeds from asset sales	14.7	232.7
Business acquisitions and investments, net of cash acquired	(135.7)	(189.2)
Capital expenditures	(38.8)	(51.0)

Net cash used in continuing operations	(159.8)	(7.5)
Net cash used in discontinued operations	(6.8)	(3.7)

Net cash used in investing activities	(166.6)	(11.2)
Cash flows from (used in) financing activities:
Additional debt borrowings	—	293.8
Repayments of debt borrowings	(57.4)	(247.8)
Repurchases of senior notes	(66.2)	—
Net borrowings under other financing arrangements	(11.9)	11.2
Purchases of common stock	(42.3)	(195.4)
Proceeds from the exercise of employee stock options	35.4	4.8
Dividends paid	(56.8)	—

Net cash used in continuing operations	(199.2)	(133.4)
Net cash from discontinued operations	22.5	12.2

Net cash used in financing activities	(176.7)	(121.2)
Net change in cash and equivalents	(302.0)	150.1
Consolidated cash and equivalents, beginning of period	721.6	555.9

Consolidated cash and equivalents, end of period	$419.6	$706.0

Cash and equivalents of discontinued operations	$2.8	$5.5
Cash and equivalents of continuing operations	$416.8	$700.5

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

We report discontinued operations in accordance with the guidance from SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report assets as discontinued operations when, among other things, we commit to a plan to divest the asset, actively begin marketing the asset and when the sale of the asset is deemed probable within the next 12 months. In May and August 2004, we made the determination that our municipal water valve product line and our compaction equipment business, respectively, met the criteria to be reported as discontinued operations. Accordingly, for all periods presented, the results of the municipal water valve product line and our compaction equipment business have been reported as discontinued operations in our condensed consolidated financial statements. The municipal water valve product line and the compaction equipment business were previously reported as components of the Flow Technology and Industrial Products and Services segments, respectively. Additionally, in May 2003, we sold our subsidiary Inrange Technologies Corporation (“Inrange”), a component of our Technical Products and Systems segment. Through the date of its sale, the results of Inrange are reported as discontinued operations. See Note 4 for more information on the divestitures of the municipal water valve product line, the compaction equipment business, and Inrange. Also, see Note 15 with regard to our entering into a definitive share sale agreement for our compaction equipment business. Unless otherwise indicated, amounts provided in these notes pertain to continuing operations.

We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first, second and third quarters of 2004 were April 3, July 3 and October 2, respectively, and March 29, June 28 and September 27 for 2003, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had six additional days in the first quarter of 2004 and will have five fewer days in the fourth quarter of 2004 when compared to the respective 2003 periods.

Certain prior period amounts have been reclassified to conform to current quarter presentation. These reclassifications had no impact on previously reported results of operations, in total, or on total shareholders’ equity.

(2) NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004. Adoption of FIN 46 in the first quarter of 2004 did not have a material impact on our financial position or results of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

In March 2004, the FASB issued an Exposure Draft titled “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The Exposure Draft would require the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the payment at the grant date. The Exposure Draft is not final and was subject to a comment period that ended on June 30, 2004 and the FASB continues to deliberate and propose revisions to the Exposure Draft. Although the provisions of the Exposure Draft are not final, the Exposure Draft is proposed to be effective starting with the first interim period beginning after June 15, 2005. We are currently assessing the potential impact the proposed Exposure Draft could have on our financial position and results of operations.

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

In May 2004, the FASB issued FSP SFAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the Act”). FSP SFAS No. 106-2 superceded FSP SFAS No. 106-1 and provides disclosure and accounting guidance for the federal subsidy that will be given to health care plan sponsors who provide specified levels of postretirement healthcare prescription benefits. Effective July 1, 2004, we adopted the provisions of FSP SFAS No. 106-2. The adoption of FSP SFAS 106-2 resulted in a year to date reduction in our net periodic benefit cost related to our postretirement plans of $2.5, all of which was recorded in the third quarter. Refer to Note 10 for additional disclosure regarding our adoption of FSP SFAS No. 106-2.

In October 2004, the EITF reached a consensus on EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Under the EITF’s conclusion, contingently convertible shares attached to a debt instrument are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. The effective date for the EITF will be the same as the effective date for the revised version of SFAS No. 128, Earnings Per Share, which has yet to be issued by the FASB. However, the FASB’s recent discussions indicate that the revised SFAS No. 128 will be effective for reporting periods ending after December 15, 2004. We have reviewed the provisions of EITF 04-8 and have determined that the adoption will result in the reduction of our diluted earnings per share due to the inclusion of the contingently convertible common stock associated with our Liquid Yield Option Notes (“LYONs”). Refer to Note 11 for additional disclosure regarding the impact of EITF 04-8.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(3) STOCK-BASED COMPENSATION

We have a stock-based compensation plan, including stock options, restricted stock and restricted stock unit awards. We account for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, except for awards of restricted stock and restricted stock units, we do not recognize any compensation expense. We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” and the following table illustrates the pro forma effect on income per share for both net income and income (loss) from continuing operations for the three and nine months ended September 30, 2004 and 2003 had the fair value recognition provisions of SFAS No. 123 been applied to employee grants of stock options from the date of grant:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income — as reported	$2.2	$74.9	$93.7	$137.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect (1)	4.4	1.4	13.8	4.2
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value (2)	(10.3)	(10.9)	(34.2)	(34.7)
Awards granted above market value (2) (3)	(4.8)	(10.6)	(13.6)	(31.8)

Net income (loss) — pro forma	$(8.5)	$54.8	$59.7	$74.8

Basic earnings per share of common stock:
Income per share — as reported	$0.03	$0.99	$1.26	$1.77
Income (loss) per share — pro forma	$(0.11)	$0.72	$0.80	$0.96
Diluted earnings per share of common stock:
Income per share — as reported	$0.03	$0.98	$1.24	$1.75
Income (loss) per share — pro forma	$(0.11)	$0.71	$0.79	$0.96
Basic earnings per share of common stock from continuing operations:
Income (loss) per share — as reported	$(0.13)	$0.86	$1.08	$1.67
Income (loss) per share — pro forma	$(0.27)	$0.60	$0.62	$0.87
Diluted earnings per share of common stock from continuing operations:
Income (loss) per share — as reported	$(0.13)	$0.85	$1.06	$1.66
Income (loss) per share — pro forma	$(0.27)	$0.59	$0.61	$0.86

(1)	Reflects expense, net of tax, related to restricted stock and restricted stock unit awards.

(2)	No stock options were granted during the three and nine month periods ended September 30, 2004.

(3)	The pro-forma impact associated with awards granted above market value is significantly lower for the three and nine months ended September 30, 2004 than the same period in 2003 due to the forfeiture of unvested stock options associated with two members of our senior management team who left the company in 2004.

(4) ACQUISITIONS AND DIVESTITURES

We continually review each of our businesses pursuant to our “grow, fix or sell” strategy. We use acquisitions as a part of our strategy to acquire access to new technologies, expand our geographic reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. We also look to sell business assets that we determine would strategically fit better with another company. During the third quarter, we announced that for the remainder of 2004 we expected less acquisition activity and the potential for business disposals. Business acquisitions and dispositions for the nine months ended September 30, 2004 and 2003 are described below.

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

Acquisitions—2004

During the first quarter, we completed three acquisitions in our Technical Products and Systems segment. Our security and integrated building life-safety systems platform completed one acquisition, for a cash purchase price of $2.2. The acquired company had revenues of $4.2 in the twelve months prior to the date of acquisition. Our broadcast and communications systems and services platform completed one acquisition, for a cash purchase price of $4.0. The acquired company had revenues of $16.6 in the twelve months prior to the date of acquisition. Our laboratory and life sciences platform completed one acquisition for a cash purchase price of $8.1. The acquired company had revenues of $18.0 in the twelve months prior to the date of acquisition.

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

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

During the second quarter, our Industrial Products and Services segment completed one acquisition for a cash purchase price of $14.6. The acquired company had revenues of $11.9 in the twelve months prior to the date of acquisition.

During the second quarter of 2004, our Cooling Technologies and Services segment paid approximately $14.0 for a purchase price holdback relating to a 2002 acquisition.

During the third quarter of 2004, our laboratory and life sciences platform in the Technical Products and Systems segment completed the acquisition of Medical Air Technology Ltd. (“Medical Air”) for a cash purchase price of $12.6. Medical Air had revenues of $16.7 in the twelve months prior to the date of acquisition.

During the third quarter of 2004, our Service Solutions segment completed the acquisition of Actron Manufacturing Company (“Actron”) for a purchase price, net of cash acquired, of $36.9. Actron had revenues of $40.2 in the twelve months prior to the date of acquisition.

During the third quarter of 2004, our Cooling Technologies and Services segment received approximately $4.6 for the settlement of a purchase price contingency relating to a 2002 acquisition, which resulted in a reduction of goodwill.

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

During the third quarter, our specialty engineered products platform in the Industrial Products and Services segment completed the acquisition of BHS Torin for a cash purchase price of $3.4. BHS Torin had revenues of $3.7 in the twelve months prior to the date of acquisition.

During the third quarter, our Cooling Technologies and Services segment completed the acquisition of Rothemuhle, for a cash purchase price of $4.9. Rothemuhle had revenues of $20.0 in the twelve months prior to the date of acquisition.

These acquisitions are not material individually or in the aggregate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

Discontinued Operations

We report discontinued operations in accordance with the guidance from SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report assets as discontinued operations when, among other things, we commit to a plan to divest the asset, actively begin marketing the asset and when the sale of the asset is deemed probable within the next 12 months. In May and August 2004, we made the determination that our municipal water valve product line and our compaction equipment business, respectively, met the criteria to be reported as discontinued operations. For all periods presented, the results of the municipal water valve product line and our compaction equipment business have been reported as discontinued operations in our condensed consolidated financial statements. The municipal water valve product line and the compaction equipment business were components of the Flow Technology and Industrial Products and Services segments, respectively. Revenues and pre-tax income (loss) for the municipal water valve product line and compaction equipment business are presented below for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004		2003
Revenues:
Municipal water valve product line	$14.1	$14.1	$43.5		$47.4
Compaction equipment business	134.5	106.9	386.9		323.3
Pre-tax income (loss):
Municipal water valve product line	—	0.5	(18.0	)(1)	1.8
Compaction equipment business	13.4	11.5	36.0		43.0

(1)	The pre-tax loss for the municipal water valve product line for the nine months ended September 30, 2004 includes an $18.0 loss on the expected sale.

The major classes of assets and liabilities, excluding inter-company balances, of our municipal water valve business and our compaction equipment business, included in the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003, respectively, are shown below.

	2004	2003
Assets:
Cash and equivalents	$2.8	$4.5
Accounts receivable, net	70.3	55.6
Inventories, net	105.1	87.7
Other current assets	4.3	4.0
Deferred income taxes	1.8	2.0
Net property, plant and equipment	86.2	90.0
Goodwill	199.5	221.4
Intangibles, net	112.2	115.1
Other assets	24.8	24.8

Assets of discontinued operations	$607.0	$605.1

Liabilities:
Accounts payable	$43.5	$32.1
Accrued expenses and other	91.1	82.0
Short-term debt	44.5	22.0
Deferred income taxes	64.7	65.5

Liabilities of discontinued operations	$243.8	$201.6

See Note 15 with regard to our entering into a definitive share sale agreement for our compaction equipment business.

Additionally, in May 2003, we sold our ownership of the outstanding shares of Inrange, a subsidiary that was part of our Technical Products and Systems segment. Our portion of the cash proceeds from the sale was $149.0, after a $24.5 settlement of an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

inter-company note payable by us to Inrange. The results of Inrange through the date of the sale are included in the condensed consolidated financial statements as discontinued operations. Inrange had total revenues of $48.3 and a net loss of $28.6, which includes a loss on sale of $18.9.

(5) BUSINESS SEGMENT INFORMATION

We are a global provider of technical products and systems, industrial products and services, flow technology, cooling technologies and services and service solutions. We offer a diverse collection of products, which include fire detection and building life-safety products, TV and radio broadcast antennas and towers, life science products and services, power transformers, high-tech die castings, loading dock products and systems, cooling towers, air filtration products, valves, back-flow prevention and fluid handling equipment and metering and mixing solutions. Our products and services also include specialty service tools, diagnostic systems, service equipment and technical information services. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

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

Industrial Products and Services

The strategy of the Industrial Products and Services segment is to provide “Productivity Solutions for Industry.” This segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment. This segment includes operating units that design, manufacture and market power systems and specialty-engineered products, including engineered components and subsystems, loading dock products and systems, and heating and ventilation products.

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

Cooling Technologies and Services

Our Cooling Technologies and Services segment designs, manufactures and services cooling products for markets throughout the world. Offering both dry and wet cooling systems, this segment provides a diverse offering of products for power generation,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

refrigeration, HVAC and industrial markets. This segment is currently focused on expanding its global reach, including expanding its dry cooling manufacturing capacity, as well as increasing reconstruction service offerings. The segment has long-term contracts whereby revenue is recognized under the percentage-of-completion method. It often provides its customers warranties under these long-term contracts. Estimates associated with the profit margins on these contracts, including warranty costs, are continuously reviewed and subject to adjustment. These adjustments are a normal part of the segment’s business process and can be both favorable and unfavorable.

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

Financial data for our business segments, including the results of acquisitions from the dates of the respective acquisitions, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Technical Products and Systems	$355.6	$311.7	$999.1	$885.8
Industrial Products and Services	265.3	238.9	805.2	741.9
Flow Technology	271.3	225.5	770.5	640.5
Cooling Technologies and Services	214.4	146.9	590.2	432.1
Service Solutions	206.4	197.9	643.6	557.4

	$1,313.0	$1,120.9	$3,808.6	$3,257.7

Segment Income:
Technical Products and Systems	$59.9	$54.6	$128.7	$138.9
Industrial Products and Services	13.3	26.3	45.4	67.9
Flow Technology	37.3	46.2	97.1	103.4
Cooling Technologies and Services	18.0	15.6	51.5	47.4
Service Solutions	21.8	24.6	63.1	63.2

Total Segment Income	150.3	167.3	385.8	420.8
General Corporate	(20.8)	(16.0)	(60.9)	(48.8)
Stock-Based Compensation	(5.5)	(1.4)	(17.1)	(4.2)
Special Charges, net	(79.7)	(13.5)	(101.6)	(47.1)

Consolidated Operating Income	$44.3	$136.4	$206.2	$320.7

(6) SPECIAL CHARGES

As part of our Value Improvement Process®, we right size and consolidate operations to drive results. Additionally, in connection with our acquisition strategy, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint, and profitability in any economic environment. As a result of our strategic review process, we recorded net special charges of $30.1 and $47.1 in the first nine months of 2004 and 2003, respectively. These special charges include cash costs and asset impairments associated with work force reduction, initiatives to divest or consolidate manufacturing and sales facilities, asset divestitures, and the exit of other operations.

The purpose of our restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency. We estimate that we will achieve operating cost reductions in 2004 and beyond through reduced employee and manufacturing costs and other facility overhead reductions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

In addition to the net special charges resulting from our strategic review process, we recorded a special charge during the third quarter of 2004 of $71.5 for the impairment of goodwill and an indefinite lived intangible asset relating to our loading dock products and systems business (see Note 8), resulting in $101.6 of total special charges for the first nine months of 2004.

The components of the net special charges have been computed based on actual cash payouts or receipts, our estimate of the realizable value of the affected tangible and intangible assets, and estimated exit costs, including severance and other employee benefits based on existing severance practices and local laws.

Special charges, net for the three and nine months ended September 30, 2004 and 2003 include the following:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Employee Benefit Costs	$3.3	$6.5	$8.6	$23.4
Facility Consolidation Costs	2.8	0.9	6.0	3.8
Other Cash Costs	1.1	2.0	2.0	3.6
Non-Cash Asset Write-downs	72.2	4.1	87.9	16.3
Loss (Gain) on Sale of Assets	0.3	—	(2.9)	—

Total special charges, net	$79.7	$13.5	$101.6	$47.1

At September 30, 2004, a total of $11.8 of restructuring liabilities remained on the condensed consolidated balance sheet as shown below. With the exception of certain multi-year operating lease obligations and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2002 through September 30, 2004:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-cash Asset Write-Downs	Total Special Charges
Balance at December 31, 2002	$29.6	$14.6	$2.2	$—	$46.4
Special Charges	30.2	7.7	3.7	22.3	63.9
Adjustments	(2.6)	(1.1)	0.2	—	(3.5)
Non-Cash Asset Write-down	—	—	—	(22.3)	(22.3)
Cash Payments	(47.4)	(15.5)	(2.6)	—	(65.5)

Balance at December 31, 2003	$9.8	$5.7	$3.5	$—	$19.0
Special Charges (1)	9.0	6.3	2.0	87.9	105.2
Adjustments	(0.4)	(0.3)		—	(0.7)
Non-Cash Asset Write-down	—	—	—	(87.9)	(87.9)
Cash Payments	(11.2)	(9.7)	(2.9)	—	(23.8)

Balance at September 30, 2004	$7.2	$2.0	$2.6	$—	$11.8

(1)	Excludes $2.9 of gains on asset sales recognized as a component of Special Charges, net.

Special Charges—2004

In the third quarter of 2004, we recorded special charges of $79.7, including the previously mentioned impairment charge of $71.5 for the loading dock products and systems business (see Note 8). We recorded $2.1 related to the Technical Products and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

Systems segment, $72.5 related to the Industrial Products and Services segment, $2.4 related to the Flow Technology segment, $1.4 related to the Cooling Technologies and Services segment, $0.8 related to the Service Solutions segment and $0.5 at Corporate.

The charges recorded in the third quarter were primarily the impairment of goodwill and an indefinite lived intangible asset related to our loading dock products and systems business and cash costs and asset impairments related to divestitures, facility consolidation actions and work force reductions at many of our businesses, including our fluid systems, boiler and hydronic products business, service solutions, and laboratory and life sciences platforms. The new restructuring initiatives announced in the third quarter of 2004 will result in the termination of approximately 9 hourly and 30 salaried employees located in the United States and the United Kingdom and the closure of manufacturing and administrative offices located in the United States.

Operating income for the nine months ended September 30, 2004 was reduced by $101.6 of net charges, primarily related to the actions described below.

In the Technical Products and Systems segment, we recorded $11.0 of charges for the nine months ended September 30, 2004 primarily for asset impairments related to asset divestitures, facility consolidation actions and work force reductions at many of our businesses. During the third quarter, we recorded employee severance costs in our laboratory and life science platform as part of the consolidation of administrative functions in Asheville, NC of $0.7, employee severance costs in our security and building life-safety systems platform for the closure and consolidation of certain sales offices in Ontario, Canada of $0.3, and a $0.5 impairment charge relating to the closure of another facility within our lab and life science platform. During the second quarter, we recorded asset write-downs of approximately $5.9 in our laboratory and life sciences platform associated with the planned divestiture of bioprocessing assets and land in Williamsport, PA. In the first quarter of 2004, we also recognized facility closure and holding costs in our laboratory and life science platform associated with the previously initiated closure of the Newtown, CT administrative and manufacturing facility. We also recorded charges in our broadcast and communications systems and services platform for costs related to employee work force reductions at our Bristol, United Kingdom and Raymond, ME facilities of $0.9. These restructuring actions resulted in the termination of approximately 88 hourly and 25 salaried domestic and foreign employees.

In the Industrial Products and Services segment, we recorded $73.5 of special charges for the nine months ended September 30, 2004 related primarily to and asset write-downs and facility closure costs, offset by a gain on the disposition of a manufacturing facility. In the third quarter of 2004, we recorded a $71.5 special charge for the impairment of goodwill and indefinite lived intangible assets related to our loading dock products and systems business. See Note 8 for further information relating to this charge. During the first nine months, our specialty engineered products platform recorded charges associated with the previously announced consolidation of certain manufacturing operations at our loading dock products and systems business from Milwaukee, WI to Reynosa, Mexico of $0.8. In our power systems platform, we recorded facility closure costs, including equipment moving and certain other costs of $1.0 associated with our facility in Milpitas, CA. Our industrial tools and hydraulic power tools unit recorded facility closure costs offset by a $1.9 gain related to the closure and sale of a manufacturing facility in the United Kingdom.

In the Flow Technology segment, we recorded $6.3 of special charges in the nine months ended September 30, 2004 related primarily to asset write-downs and employee severance costs associated with our boiler and hydronic products business. In the second quarter, we announced plans to close and relocate manufacturing activities at our Benton Harbor, MI facility and relocate certain manufacturing operations from our Michigan City, IN facility. As a result of this announcement, we recorded impairment charges for assets that will not be used in the continuing operations. The closure and termination announcements for the impacted employees occurred in June 2004. During the quarter ended September 30, 2004 we recorded $1.2 in employee severance costs associated with these plans, while total charges for the first nine months of 2004 were $5.4. Additionally we will recognize approximately $6.3 of the associated employee severance and facility closure costs in the following twelve to fifteen months. These restructuring actions will result in the termination of approximately 179 hourly and 49 salaried domestic employees. During the first nine months, employee benefit, lease cancellation and facility consolidation costs were also recorded in our fluid systems platform related primarily to work force reductions in the United Kingdom and the previously announced integration of existing air treatment facilities into the facilities of recently acquired businesses. In connection with facility consolidations at our air treatment business, we sold a manufacturing facility in Ireland and recorded a corresponding gain of $1.3. These restructuring actions resulted in the termination of approximately three hourly and 12 salaried foreign employees.

In the Cooling Technologies and Services segment, we recorded $3.2 of charges for the nine months ended September 30, 2004 related primarily to employee termination costs, asset write-downs and losses on asset sales. Additionally, we recognized facility closure costs associated with previously initiated closures of two manufacturing and administrative facilities. These restructuring actions resulted in the termination of approximately 14 hourly and 31 salaried foreign and domestic employees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

In the Service Solutions segment, we recorded $6.3 of charges for the nine months ended September 30, 2004 related primarily to asset write-downs associated with the planned divestiture of inspection gauging system assets and work force reductions. These actions resulted in the termination of approximately 49 hourly and 30 salaried domestic employees.

The Corporate special charges of $1.3 related primarily to a work force reduction and outsourcing of certain information technology support activities. During the three months ended September 30, 2004, we also recorded cash costs associated with the exiting of certain administrative offices totaling $0.4. These restructuring actions resulted in the termination of approximately seven salaried domestic employees.

Special Charges—2003

In the third quarter of 2003, we recorded special charges of $13.5. We recorded charges of $0.8 in the Technical Products and Systems segment, $8.0 in the Industrial Products and Services segment, $4.4 in the Flow Technology segment, and $0.7 in the Service Solutions segment, offset by a credit of $0.4 in the Cooling Technologies and Services segment.

The charges recorded in the third quarter related primarily to employee benefit costs and asset impairments related to facility consolidation actions and work force reductions at many of our businesses, including our fluid systems, specialty engineered products, and laboratory and life sciences platforms. The new restructuring initiatives announced in the second quarter of 2003 resulted in the termination of approximately 413 hourly and 300 salaried employees located in the United States, Canada, France, the United Kingdom, and South Africa and the closure of eight manufacturing and administrative offices located in the United States.

Operating income for the nine months ended September 30, 2003 was reduced by $47.1 of charges, related primarily to the actions described below.

In the Technical Products and Systems segment, we recorded $14.0 of special charges for the nine months ended September 30, 2003 related primarily to employee benefit costs and asset impairments. In the second quarter our laboratory and life science products platform announced the closure of a manufacturing and administrative facility in Newtown, CT. As a result of the facility closure, we recorded impairment charges for certain machinery and equipment. We consolidated facilities and product lines at our broadcast and communication systems and services platform, which resulted in the closure of a manufacturing facility in Palmyra, MO. We also completed the closure of the Mahwah, NJ manufacturing facility at our electrical test and measurement solutions platform. In addition, we recorded charges at our security and building life safety systems platform for rightsizing actions that included a worldwide work force reduction and the consolidation of an existing administrative facility in Falls Church, VA into a facility acquired with our Vance International acquisition. These restructuring actions resulted in the termination of approximately 363 hourly and 181 salaried employees located in the United States, Canada, the United Kingdom, and South Africa.

In the Industrial Products and Services segment, we recorded $18.1 of special charges for the nine months ended September 30, 2003. These charges represent primarily employee benefit costs and asset impairments for initiatives taken to right size manufacturing and administrative operations and the exit of a product line at our specialty engineered products platform. In the second quarter, we formalized plans to consolidate and relocate to Mexico certain manufacturing operations of our loading dock products and systems business by closing a manufacturing facility in Milwaukee, WI. As a result of the facility closure, we recorded impairment charges for certain plant and equipment that will not be used in the continuing operations. The closure and termination announcements to the impacted employees occurred in July 2003 and we recognized a majority of the associated costs in the third quarter. In the third quarter, our hydraulic power tools unit announced the closure of a manufacturing facility in the United Kingdom with certain operations being outsourced or relocated to another facility. In addition, our power systems platform implemented a strategy to exit certain of its breaker repair and service operations which resulted in work force reductions and the closure of three field service offices located in Rochester, NY, Cincinnati, OH, and Cleveland, OH. These restructuring actions resulted in the termination of approximately 300 hourly and 112 salaried domestic employees.

In the Flow Technology segment, we recorded $9.1 of special charges for the nine months ended September 30, 2003. Of these charges, $3.0 relates to employee benefit and facility consolidation costs resulting from the implementation of our process equipment platform consolidation strategy. This business consolidation resulted in work force reductions, the closure of a manufacturing facility in Reading, PA, and the closure of an administrative office in Roselle, IL. The actions taken at our fluid systems platform were predominantly for the integration of existing air treatment operations into the recently acquired Hankison operations. In total, these restructuring and integration initiatives resulted in the termination of approximately 105 hourly and 119 salaried domestic employees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

In the Cooling Technologies and Services segment we recorded $3.8 of special charges for the nine months ended September 30, 2003. These charges related to employee benefit and facility closure costs associated with the closure of a manufacturing facility, located in Eloy, AZ, and three sales and administrative offices, located in Santa Rosa, CA, Atlanta, GA and Philadelphia, PA. In addition, $1.9 of this charge represents an asset impairment as a result of our decision to close the Eloy, AZ manufacturing facility. In total, these restructuring initiatives resulted in the termination of approximately 52 hourly and 41 salaried domestic employees.

In the Service Solutions segment, we recorded $2.1 of special charges for the nine months ended September 30, 2003. These charges relate primarily to as-incurred exit costs associated with the closure of our Montpelier, OH manufacturing facility. In addition, employee benefit costs were recorded for a work force reduction at our technical information and services product line. This rightsizing action resulted in the termination of approximately 12 hourly and 22 salaried employees in the United States, France, and the United Kingdom.

(7) INVENTORY

Inventory consists of the following amounts:

	September 30, 2004	December 31, 2003
Finished goods	$299.4	$263.1
Work in process	155.5	113.3
Raw material and purchased parts	225.0	196.5

Total FIFO cost	$679.9	$572.9
Excess of FIFO cost over LIFO inventory value	(11.1)	(8.3)

Total inventory	$668.8	$564.6

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Progress payments, which are netted against work in process, were $17.5 and $14.8 at September 30, 2004 and December 31, 2003, respectively.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables reflect goodwill and other intangible assets as of December 31, 2003 and the activity thereafter through September 30, 2004. The activity reflects the initial allocation of purchase price for acquisitions completed in the first nine months of 2004, subsequent purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment, currency translation adjustments and amortization. This information is presented first on a consolidated basis and second on a segment basis.

Consolidated:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total
Weighted average useful life in years	N/A	N/A	8	9	13
December 31, 2003 gross balance	$2,711.0	$454.6	$47.9	$1.9	$19.4	$3,234.8
Acquisitions, related adjustments and currency translation of ($0.1)	46.6	4.6	0.8	1.0	70.5 (1)	123.5
Impairment charge (2)	(54.7)	(16.8)	—	—	—	(71.5)

September 30, 2004 gross balance	$2,702.9	$442.4	$48.7	$2.9	$89.9	$3,286.8

December 31, 2003 accumulated amortization			$(13.5)	$(1.0)	$(5.2)	$(19.7)
Amortization			(4.8)	(0.3)	(8.5)	(13.6)

September 30, 2004 accumulated amortization			$(18.3)	$(1.3)	$(13.7)	$(33.3)

(1)	Relates primarily to proprietary technology and customer relationships for our Cooling Technologies and Services and Flow Technology segments.

(2)	Represents the impairment of goodwill and tradenames relating to our loading dock products and systems business, which is part of the Industrial Products and Services segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

Estimated amortization expense:
For year ended 2004	$19.0
For year ended 2005	$18.5
For year ended 2006	$16.6
For year ended 2007	$15.7
For year ended 2008	$12.9

Segments:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Licenses	Other	Total
Technical Products and Systems
December 31, 2003 gross balance	$782.4	$116.1	$22.6	$1.8	$10.2	$933.1
Acquisitions, related adjustments and currency translation	5.9	5.3	0.1	—	5.0	16.3

September 30, 2004 gross balance	$788.3	$121.4	$22.7	$1.8	$15.2	$949.4

December 31, 2003 accumulated amortization			$(6.7)	$(0.9)	$(2.0)	$(9.6)
Amortization			(2.2)	(0.3)	(2.6)	(5.1)

September 30, 2004 accumulated amortization			$(8.9)	$(1.2)	$(4.6)	$(14.7)

Industrial Products and Services
December 31, 2003 gross balance	$606.6	$77.0	$7.0	$0.1	$7.9	$698.6
Acquisitions, related adjustments and currency translation	0.4	0.1	(0.1)	—	9.5	9.9
Impairment charge	(54.7)	(16.8)	—	—	—	(71.5)

September 30, 2004 gross balance	$552.3	$60.3	$6.9	$0.1	$17.4	$637.0

December 31, 2003 accumulated amortization			$(1.8)	$(0.1)	$(2.4)	$(4.3)
Amortization			(0.5)	—	(1.4)	(1.9)

September 30, 2004 accumulated amortization			$(2.3)	$(0.1)	$(3.8)	$(6.2)

Flow Technology
December 31, 2003 gross balance	$551.0	$154.5	$8.7	$—	$1.3	$715.5
Acquisitions, related adjustments and currency translation	49.3	(0.5)	—	—	10.0	58.8

September 30, 2004 gross balance	$600.3	$154.0	$8.7	$—	$11.3	$774.3

December 31, 2003 accumulated amortization			$(2.2)	$—	$(0.8)	$(3.0)
Amortization			(0.6)	—	(1.3)	(1.9)

September 30, 2004 accumulated amortization			$(2.8)	$—	$(2.1)	$(4.9)

Cooling Technologies and Services
December 31, 2003 gross balance	$478.0	$56.3	$8.6	$—	$—	$542.9
Acquisitions, related adjustments and currency translation	(29.0)	(0.3)	0.6	1.0	33.2	5.5

September 30, 2004 gross balance	$449.0	$56.0	$9.2	$1.0	$33.2	$548.4

December 31, 2003 accumulated amortization			$(2.1)	$—	$—	$(2.1)
Amortization			(1.3)	—	(2.6)	(3.9)

September 30, 2004 accumulated amortization			$(3.4)	$—	$(2.6)	$(6.0)

Service Solutions
December 31, 2003 gross balance	$293.0	$50.7	$1.0	$—	$—	$344.7
Acquisitions, related adjustments and currency translation	20.0	—	0.2	—	12.8	33.0

September 30, 2004 gross balance	$313.0	$50.7	$1.2	$—	$12.8	$377.7

December 31, 2003 accumulated amortization			$(0.7)	$—	$—	$(0.7)
Amortization			(0.2)	—	(0.6)	(0.8)

September 30, 2004 accumulated amortization			$(0.9)	$—	$(0.6)	$(1.5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

Consistent with the requirements of SFAS No. 142, the fair values of our reporting units are based on discounted cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. Accordingly, we monitor impairment indicators across our industries and markets specifically including, but not limited to the following businesses: loading dock products and systems, broadcast and telecommunications, security and investigations, industrial tools and hydraulic units, and power transmission. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to an impairment in the period that the change becomes known.

Impairment Charge

In connection with the preparation and review of our financial statements for the third quarter of 2004, we recorded a $71.5 special charge for the impairment of goodwill and an indefinite lived intangible asset related to our loading dock products and systems business, a component of our Industrial Products and Services segment.

In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite lived intangibles in the fourth quarter in connection with our annual long-range forecasting process. As previously disclosed in our 2003 Form 10-K and subsequent Form 10-Qs, we monitor impairment indicators across our industries and markets including our loading dock products and systems business. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicates a reduction in fair value may give rise to an impairment in the period that the change becomes known. Our loading dock products and systems business has incurred operating losses in the first nine months of 2004 of $15.9 and, thus, has not been able to achieve its 2004 financial plan. Although the business is expected to return to profitability in 2005 and beyond, the recent projections of long-term financial results indicate a potential impairment of goodwill and indefinite lived intangibles, and therefore we have performed an impairment test for our loading dock products and systems business in the third quarter of 2004.

We engaged an independent appraisal firm to assist us with the impairment testing of the loading dock products and systems business. We performed our impairment testing by first comparing the estimated fair value of the business to the carrying value of the reported net assets as of September 30, 2004. Fair value was based on the income approach using a calculation of discounted cash flows from the most recent financial projections for the business. Based on this comparison, the net assets of the business had a carrying value that exceeded the related fair value. The fair value of the business was then allocated among the related assets and liabilities of the business as a means of calculating the implied goodwill for the business. As a result of this test, recorded goodwill was reduced from $98.9 to the implied value of $44.2 and the carrying value of tradenames was reduced from $37.8 to the estimated fair value of $21.0. The combined non-cash charge of $71.5 is recorded as a special charge in our condensed consolidated statements of income.

As a result of the impairment testing and related charge, the carrying value of the assets and liabilities of loading dock products and systems business is equivalent to its estimated fair value as of September 30, 2004. Therefore, unfavorable changes in the future financial results at the loading dock products and systems business could result in an additional impairment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(9) WARRANTY

In the normal course of business, we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. In addition, due to the seasonal fluctuations at certain of our businesses, the timing of warranty provisions and the usage of warranty accruals can vary period to period. We make adjustments to initial obligations for warranties as changes in the obligations become reasonably estimable. The following is an analysis of our product warranty accrual for the nine months ended September 30, 2004 and 2003:

	Nine months ended September 30,
	2004	2003
Balance at beginning of period	$72.5	$55.7
Acquisitions/divestitures, net	3.5	11.3
Provision	9.2	15.0
Usage	(18.1)	(24.1)

Balance at end of period	$67.1	$57.9

(10) EMPLOYEE BENEFIT PLANS

Components of our net periodic benefit cost (income) for our pension and postretirement plans include the following for the respective periods:

Pension Plans

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Service cost	$3.4	$4.4	$13.8	$13.0
Interest cost	19.1	18.6	56.1	55.8
Expected return on assets	(25.0)	(25.4)	(73.9)	(76.2)
Amortization of unrecognized losses	4.2	0.6	12.2	2.2
Amortization of unrecognized prior service cost	—	(0.1)	(0.3)	(0.3)

Net periodic benefit cost (income)	$1.7	$(1.9)	$7.9	$(5.5)

Postretirement Plans

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Service cost	$(0.1)	$0.1	$0.1	$0.3
Interest cost	2.1	3.2	8.3	9.6
Amortization of unrecognized losses	(0.1)	1.0	2.3	3.0
Amortization of unrecognized prior service cost	(0.3)	(0.3)	(0.9)	(0.9)

Net periodic benefit cost	$1.6	$4.0	$9.8	$12.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

The adoption of the provisions of FSP SFAS No. 106-2 (see Note 2), effective July 1, 2004, resulted in a reduction of the accumulated plan benefit obligation of our postretirement plans of $23.1. In addition, the adoption of FSP SFAS No. 106-2 resulted in a year-to-date reduction of the net periodic benefit cost of our postretirement plans of $2.5, all of which was recorded in the third quarter. The components of the decrease in net periodic benefit cost are as follows:

Three and nine months ended September 30, 2004
Service cost	$0.2
Interest cost	1.0
Amortization of unrecognized losses	1.3
Amortization of unrecognized prior service cost	—

Net periodic benefit cost reduction	$2.5

Our estimates of required employer contributions to our employee benefit plans have not changed significantly from those disclosed in our 2003 Annual Report on Form 10-K.

(11) INDEBTEDNESS

	September 30, 2004	December 31, 2003
Revolving credit loan	$—	$—
Tranche A term loan	191.3	208.1
Tranche B term loan	884.3	891.0
LYONs, net of unamortized discount of $368.8 and $382.0, respectively	654.0	640.8
7.50% senior notes	482.5	500.0
6.25% senior notes	251.5	300.0
Other borrowings	65.8	81.0

	2,529.4	2,620.9
Less: short-term debt	(52.9)	(65.9)
Less: current maturities of long-term debt	(39.8)	(24.8)

Total long-term debt	$2,436.7	$2,530.2

Credit Facility

Our credit facility includes Tranche A and Tranche B term loans along with a revolving credit loan. Aggregate maturities of the term loans are $7.9 during the remainder of 2004, $42.7 in 2005, $53.9 in 2006, $59.5 in 2007, $275.1 in 2008, and $636.5 in 2009. Although no amounts were borrowed under our revolving credit loans at September 30, 2004, any future borrowings under these revolving credit loans would mature in 2008 when the revolving loan portion of the facility expires, but could be repaid at any time before 2008.

On February 12, 2004, we refinanced our credit facility to reduce the applicable rate on our Tranche B Term Loan. We also amended certain covenants to, among other things, increase our flexibility associated with the mandatory repayment of debt and disposition of assets. The Tranche B Term Loan matures in September 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

The $500.0 of revolving loans available under our credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At September 30, 2004, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $173.5 of letters of credit outstanding.

Our credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries.

Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended September 30, 2004, our Consolidated Leverage Ratio was 2.86 to 1.00 and our Consolidated Interest Coverage Ratio was 4.75 to 1.00.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

During the third quarter of 2004, we repurchased $48.5 and $17.5 of our 6.25% senior notes and 7.5% senior notes, respectively. In connection with the repurchases, we recorded a charge of $1.4 to interest expense relating to the write-off of debt acquisition costs and the net premium associated with the repurchases of the notes.

The indentures governing the notes contain a number of covenants that limit our ability, and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. Under the indentures, none of our subsidiaries are restricted from paying dividends to us. Under the most restrictive covenant, our available capacity to make restrictive payments, which includes paying cash dividends or repurchasing our stock, was $68.6 at September 30, 2004.

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

On February 6, 2004, an immaterial amount of the February LYONs was put to us and settled in cash. As of September 30, 2004, the February and May LYONs had accreted carrying values of $636.4 and $17.6, respectively, classified as long-term debt.

SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” requires that obligations that are by their terms due upon demand within one year of the balance sheet date be considered short-term obligations, unless the obligor has the ability and intent to refinance. The May LYONs have a put option date within twelve months of September 30, 2004. However, we have classified the full-accreted value of the May LYONs, $17.6, as long-term debt as we have the ability and intent at September 30, 2004, through the availability of our revolving loans, to refinance the full amount of any May LYONs that may be put to us. The next put date for the February LYONs is February 6, 2006 and therefore all February LYONs outstanding at September 30, 2004 are classified as long-term debt. In addition to using our revolving loans for the long-term portion of the LYONs, we may use cash or other capital market financings to fund the short-term portion of these obligations if they are put to us or reach maturity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

(2) During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level; or

(3) Upon the occurrence of certain corporate transactions, including a change in control.

In addition, a holder may surrender for conversion, at the accreted value, a LYON even if it is not otherwise convertible at such time.

The conversion rights based on predetermined accreted values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2004 Fourth Quarter	$86.86	$84.91
2005 First Quarter	$87.25	$85.40
2005 Second Quarter	$87.63	$85.89
2005 Third Quarter	$88.02	$86.39

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

The LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If converted as of September 30, 2004, the February LYONs and May LYONs would be exchanged for a total of 9.8 shares of our common stock. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met; accordingly, they are not included in the diluted income per share of common stock calculation.

In October 2004, the EITF of the FASB reached a consensus on EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Under the EITF’s conclusion, contingently convertible shares attached to a debt instrument are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. The effective date for the EITF will be the same as the effective date for the revised version of SFAS No. 128, “Earnings Per Share,” which has yet to be issued by the FASB. However, the FASB’s recent discussions indicate that the revised SFAS No. 128 will be effective for reporting periods ending after December 15, 2004. Once EITF 04-8 is effective, we will be required to retroactively restate our diluted earnings per share calculations for all periods presented. Based on the “if converted” provisions of SFAS No. 128, if the LYONs had been converted as of January 1, 2004, diluted income per share of common stock from continuing operations would have been $1.04 for the nine months ended September 30, 2004. However, the exact amount

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

of dilution, which may be more than the “if converted” amounts above, cannot be determined until further guidance is provided by the FASB.

Other Borrowings

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of September 30, 2004 and December 31, 2003, the participating businesses had $11.3 and $12.9, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for extended payments. As of September 30, 2004 and December 31, 2003, the participating businesses had $41.6 and $53.0 outstanding under this arrangement. Through the use of third party financial institutions, both of these arrangements extend the payment of our businesses’ payables beyond their normal payment terms, and therefore we have classified these amounts as short-term debt.

Other Financing Activities

In the first nine months of 2004, we entered into sale and assignment transactions whereby certain of our businesses sold without recourse certain accounts receivable. The net proceeds from the sale of receivables were $108.2 at September 30, 2004. Net proceeds from similar non-recourse accounts receivable sales were $30.6 at December 31, 2003. Once sold, these receivables are not included on our balance sheet. We expect to utilize similar agreements in the foreseeable future; however, in the event we were to no longer utilize these programs, the impact on our financial condition or cash flows may be material.

In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivables balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our businesses. During the third quarter of 2004, we borrowed $1.0 under the financing agreement, with such balance included in short term debt at September 30, 2004. Prior to the third quarter of 2004, there had been no borrowings under the financing agreement.

(12) FINANCIAL INSTRUMENTS

We have entered into interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates in our variable rate debt portfolio. We account for our swaps as cash flow hedges and as of September 30, 2004, we had outstanding swaps with maturities through November 2009 that convert $1,100.0 of our variable rate debt to a fixed rate of approximately 6.8%. Due to the timing of certain swap contracts, the total notional amount of our swaps was $1,300.0 at September 30, 2004 and will be $1,100.0 at December 31, 2004. During the three and nine months ended September 30, 2004, we recognized in earnings as a component of interest a credit of $1.5 and $11.8, respectively, for the ineffective portion of the swaps and the portion of the swaps without an underlying debt instrument. As of September 30, 2004, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive income was $44.4 and we have recorded a long-term liability of $36.4 to recognize the fair value of the swaps. Based on the unrealized losses of our swaps at September 30, 2004, we expect to reclassify $19.6 of our current derivative loss from accumulated other comprehensive income into interest expense during the next twelve months as the hedged transactions occur. Due to fluctuations in interest rates, however, the derivative loss recorded in accumulated other comprehensive income is subject to change prior to its reclassification into earnings.

From time to time we enter into commodity contracts or currency hedges. Other than the above noted swap and hedge arrangements, there were no material derivative instrument transactions during the quarter or outstanding at September 30, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(13) SHAREHOLDERS’ EQUITY

(All option amounts are in millions)

Earnings Per Share

The following table sets forth calculations used in the computation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Income (loss) from continuing operations, net of tax	$(9.5)	$65.3	$80.1	$129.6
Income from discontinued operations, net of tax	11.7	9.6	13.6	7.5

Net income	$2.2	$74.9	$93.7	$137.1

Denominator:
Weighted-average shares outstanding	74.301	75.601	74.369	77.593
Effect of dilutive securities:
Employee stock options, restricted stock and restricted stock units	0.366	1.119	0.977	0.574

Adjusted weighted-average shares and assumed conversions	74.667	76.720	75.346	78.167

The total number of stock options that could be considered as potential common shares that were not included in the computation of diluted earnings per share, because their impact would be anti-dilutive based on the current market prices, were 15.9 and 13.5 for the three and nine months ended September 30, 2004, and were 12.9 and 16.7 for the three and nine months ended September 30, 2003, respectively.

Restricted Stock and Restricted Stock Unit Awards

During the first nine months of 2004, we issued 0.345 shares of restricted stock and 0.771 of restricted stock units to certain business leaders and other employees. The restricted stock shares and units generally vest over three years from the date of grant and result in expense recognition over the vesting period in accordance with Accounting Pronouncement Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In total, we recorded $61.4 as a component of unearned compensation in shareholders’ equity. For the three and nine months ended September 30, 2004, we recognized $5.5 and $17.1 of compensation expense on the restricted stock and restricted stock units, respectively. For the three and nine months ended September 30, 2004, $4.1 and $12.9 of compensation expense related to current year grants, respectively. Additionally, 0.065 of restricted stock and 0.052 of restricted stock units were cancelled during the first nine months of 2004.

Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$2.2	$74.9	$93.7	$137.1
Foreign currency translation adjustments	10.9	(21.8)	8.9	65.5
Unrealized gain (loss) on qualifying cash flow hedges, net (1)	(7.5)	18.5	1.7	2.3

Comprehensive income	$5.6	71.6	$104.3	204.9

(1)	Gain (loss) on qualifying hedges is net of tax benefit of $2.1 and net of tax expense of $11.5 for the three months ended September 30, 2004 and 2003, respectively, and net of tax expense of $3.3 and $0.8, for the nine months ended September 30, 2004 and 2003, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

The components of the balance sheet caption accumulated other comprehensive income are as follows:

	September 30, 2004	December 31, 2003
Foreign currency translation adjustment	$313.3	$304.4
Unrealized losses on qualifying cash flow hedges, net of tax benefit of $17.1 and $20.9, respectively	(26.6)	(28.3)
Minimum pension liability adjustment, net of tax benefit of $43.9	(68.9)	(68.9)

Accumulated other comprehensive income	$217.8	$207.2

Treasury Stock

In the first nine months of 2004, we repurchased 1.1 shares of our common stock on the open market for $42.3. The covenants of our senior credit facility as well as the indenture of our senior notes contain certain restrictions on payment of dividends and the repurchase of common stock. See Note 11 for discussion of these restrictions.

Dividends

In December 2003, we announced the implementation of a quarterly dividend program. The Board of Directors has approved an initial target quarterly dividend level of $0.25 per share. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board, and the target dividend level may be adjusted during the year at the discretion of the Board. The factors the Board of Directors considers in determining the actual amount of each quarterly dividend include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility and indenture, and other factors deemed relevant. The third quarter dividend, totaling $18.8, was paid on October 1, 2004.

(14) CONTINGENCIES AND OTHER MATTERS

Litigation Matters

Beginning in March 2004, multiple class action complaints were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints have been consolidated into a single action. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety. Additionally, on April 23, 2004, an additional class action complaint was filed in the same court, alleging breaches of the Employee Retirement Income Security Act of 1974 by us, our general counsel and the Administration Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan’s holding of our stock. We believe that the allegations stated in the complaints are without merit and intend to defend against them vigorously, but we are currently unable to predict the outcome or reasonably estimate the range of potential loss, if any.

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the U.S. District Court in Detroit. Under the U.S. District Court’s scheduling order, summary judgment motions were filed in May 2004 and are still pending ruling. The parties are currently

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

awaiting a trial date to be scheduled by the Court. Because no reasonable projections can be made as to the final timing and outcome of the litigation, no gain or loss has been recorded. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

One of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., has been notified that it is the subject of an investigation by the Milan Public Prosecutor’s Office. The investigation relates to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. We are cooperating with the prosecutor’s office in this investigation. As the investigation is in its preliminary stages we are currently unable to predict the outcome or to reasonably estimate the range of potential liability, if any. We have enhanced our internal control over financial reporting to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling tower business. In addition, we are conducting an internal investigation to confirm that internal controls in our cooling tower business unit are appropriately designed and are operating effectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

As of September 30, 2004, we had $284.8 of certain standby letters of credit outstanding, of which $173.5 reduced the available borrowing capacity on our revolving loans, and approximately $170.1 of surety bonds. Of the total letters of credit and surety bonds outstanding at September 30, 2004, $330.5 were for bid, performance or warranty arrangements related to commercial sales arrangements with customers of which the fees are reimbursed by the customer. In addition, $80.0 of our standby letters of credit relate to self-insurance matters and originate from workers compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals.

In the third quarter of 2004 and during the first nine months of 2004, we reduced our income tax provision by $2.0 and $35.3, respectively, and reduced goodwill by $18.7 and $28.3, respectively, associated with changes in estimates of income tax liabilities. These changes in estimates resulted from the closure of certain matters relating to the 1995 to 1997 income tax returns of General Signal Corporation and SPX Corporation and the 2000 income tax return of United Dominion Industries Limited. General Signal Corporation was acquired through a reverse acquisition in 1998, and United Dominion Industries Limited was acquired in 2001. We reassess the adequacy of income tax liabilities at the end of each reporting period, including the results of local, state, federal and foreign statutory audits and estimates and judgments used.

(15) SUBSEQUENT EVENT

On October 28, 2004, we, including our wholly-owned subsidiaries Bomag Holding GmbH, Bomag U.L.M. GmbH and Radiodetection Limited, entered into a definitive share sale agreement to sell our compaction equipment business to Fayat SA for approximately $446.0 in cash. Fayat SA is a privately held business based in Bordeaux, France. The sale of our compaction equipment business will be subject to antitrust clearance and customary closing conditions, but is expected to close by the end of the fourth quarter and result in a gain. The sale of our compaction equipment business is part of our overall “grow, fix or sell” strategy and we may continue to sell business assets that we determine would strategically fit better with another company.

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

OVERVIEW

We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential. We are a multinational corporation with operations in over 20 countries. We have approximately 23,100 employees worldwide. Our strategy is to create market advantages through technology, service and product leadership by expanding our market focus to offer full customer solutions and by building critical mass through strategic “bolt-on” acquisitions. Our business strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication. Our strategy is to invest capital into acquisitions, physical assets and products that yield a cash return that is greater than our cost of capital to maintain or grow our business and improve the economic value and cash flows of our company.

We continually review our businesses pursuant to our “grow, fix or sell” strategy. These reviews could result in the sale of a product line or business that is required to be accounted for as a discontinued operation, which would require the results of discontinued operations to be excluded from all periods presented including previously reported income from continuing operations along with any gain or loss on sale. During the quarter ended September 30, 2004, we announced that for the remainder of the year we expect less acquisition activity and the potential for disposals. The impact of disposals could be dilutive to earnings per share and require a material amount of earnings to be reclassified to discontinued operations.

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

CONSOLIDATED RESULTS OF OPERATIONS

The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. In May and August 2004 we made the determination that our municipal water valve product line and our compaction equipment business, respectively, met the criteria to be reported as discontinued operations. Accordingly, for all periods presented, the results of the municipal water valve product line and our compaction equipment business have been reported as discontinued operations in our condensed consolidated financial statements. The municipal water valve product line and the compaction equipment business were components of the Flow Technology and Industrial Products and Services segments, respectively. As a result of the planned divestiture of our municipal water valve product line, we recorded a loss on the expected sale, net of tax, of $16.5 during the second quarter of 2004 and we expect to complete this sale by the end of 2004.

On October 28, 2004, we, including our wholly-owned subsidiaries Bomag Holding GmbH, Bomag U.L.M. GmbH and Radiodetection Limited, entered into a definitive share sale agreement to sell our compaction equipment business to Fayat SA for approximately $446.0 in cash. Fayat SA is a privately held business based in Bordeaux, France. The sale of our compaction equipment business will be subject to antitrust clearance and customary closing conditions, but is expected to close by the end of the fourth quarter and result in a gain.

Revenues and pre-tax income (loss) for the municipal water valve product line and compaction equipment business are presented below for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004		2003
Revenues:
Municipal water valve product line	$14.1	$14.1	$43.5		$47.4
Compaction equipment business	134.5	106.9	386.9		323.3
Pre-tax income (loss):
Municipal water valve product line	—	0.5	(18.0	)(1)	1.8
Compaction equipment business	13.4	11.5	36.0		43.0

(1)	The pre-tax loss for the municipal water valve product line for the nine months ended September 30, 2004 includes an $18.0 loss on the expected sale.

Additionally, in May 2003, we sold our subsidiary Inrange Technologies Corporation (“Inrange”), a component of our Technical Products and Systems segment. The results of Inrange through the date of the sale are included in the condensed consolidated financial statements as discontinued operations. Inrange had total revenues of $48.3 and a net loss of $28.6, which includes a loss on sale of $18.9. Unless otherwise indicated, amounts provided herein pertain to continuing operations.

We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first, second and third quarters of 2004 were April 3, July 3 and October 2, respectively, and March 29, June 28 and September 27 for 2003, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had six additional days in the first quarter of 2004 and will have five fewer days in the fourth quarter of 2004 when compared to the respective 2003 periods.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$1,313.0	$1,120.9	$3,808.6	$3,257.7
Gross margin	378.6	347.8	1,081.1	995.0
% of revenues	28.8%	31.0%	28.4%	30.5%
Selling, general and administrative expense	249.3	195.4	759.7	620.4
% of revenues	19.0%	17.4%	19.9%	19.0%
Intangible amortization	5.3	2.5	13.6	6.8
Special charges, net	79.7	13.5	101.6	47.1

Operating income	44.3	136.4	206.2	320.7
Other (expense) income, net	(2.1)	3.4	(6.4)	3.5
Equity earnings in joint ventures	6.5	8.5	18.8	26.2
Interest expense, net	(43.3)	(45.2)	(119.5)	(136.1)

Income from continuing operations before income taxes	5.4	103.1	99.1	214.3
Income tax provision	(14.9)	(37.8)	(19.0)	(84.7)

Income (loss) from continuing operations	(9.5)	65.3	80.1	129.6
Income from discontinued operations, net of tax	11.7	9.6	30.1	26.4
Loss on disposition of discontinued operations, net of tax	—	—	(16.5)	(18.9)

Income from discontinued operations, net of tax	11.7	9.6	13.6	7.5

Net income	$2.2	$74.9	$93.7	$137.1

Capital expenditures	$12.5	$17.7	$38.8	$51.0
Depreciation and amortization	28.7	25.7	86.0	82.0

Consolidated Results of Operations: Third Quarter 2004 compared to Third Quarter 2003

Revenues — In the third quarter of 2004, revenues increased by $192.1, or 17.1%, from $1,120.9 in 2003 to $1,313.0. Organic revenues, which exclude the effect of acquisitions and divestitures, increased 10.1% in the third quarter of 2004 compared to the same period in 2003. Each of our platforms experienced organic revenue growth in the third quarter, other than our broadcast and communications platform, which had a 13.7% organic decline due primarily to lower sales of HDTV broadcast equipment and lower service revenues. In the third quarters of 2004 and 2003, we recognized approximately $193.1 and $127.3, respectively, of revenue under the percentage-of-completion method. This increase was due primarily to the acquisition of Hamon CIE Global Dry and NAFTA Wet Cooling Business (“Hamon”) by our Cooling Technologies and Services segment in December 2003 and 28.3% of organic growth within this segment. Hamon had revenues of $125.0 in the twelve months prior to the date of acquisition. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on organic revenues of approximately 2.2%.

Gross margin — In the third quarter, gross margins decreased from 31.0% in 2003 to 28.8% in 2004. The decrease in gross margins was due primarily to operating inefficiencies at our loading dock products and systems and filtration businesses in our Industrial Products and Services segment and at our valves and controls business in our Flow Technology segment. We expect to see improved margins in these businesses in the fourth quarter of 2004. Gross margins were also impacted by raw material cost increases in many of our platforms, in particular steel, copper and oil, as well as acquisitions completed in 2003 and in the first nine months of 2004 of companies that have historically lower margins than our existing businesses. The trends in raw material costs are expected to continue through the remainder of 2004. In addition, gross margins for the third quarter of 2004 were impacted negatively by an inventory write-down of approximately $3.3 at our valves and controls business and favorably impacted by a reduction in the net periodic benefit cost of our postretirement plans of $1.2 relating to the adoption of FSP SFAS No. 106-2.

Selling, general and administrative (“SG&A”) expenses — In the third quarter 2004, SG&A expenses were $249.3, or 19.0% of revenues, compared to $195.4, or 17.4% of revenues, in 2003. The increase in SG&A spending was due primarily to an increase in variable costs associated with higher revenues in 2004 compared to 2003, acquisitions completed in 2003 and in the first nine months of 2004, increased pension expense, an increase in consulting costs in 2004 compared to 2003 due primarily to costs required to implement regulatory requirements associated with the Sarbanes-Oxley Act of 2002, a net increase in legal costs, and an increase in stock compensation expense. We recorded expense of $5.5 associated with restricted stock and restricted stock units in the third quarter of 2004 compared to $1.4 in the third quarter of 2003. In December 2003, the Board of Directors announced that restricted stock and restricted stock units would be granted in lieu of stock options. The expense for these stock compensation arrangements is being recognized over the vesting period. These increases in SG&A expenses were partially offset by a reduction in incentive compensation expense during the third quarter of 2004 as ten members of our senior executive team agreed to forego payment of their 2004 incentive compensation, resulting in a credit to incentive compensation expense during the third quarter of 2004 of $3.3. In addition, SG&A expenses for the third quarter of 2004 were favorably impacted by a reduction in the net periodic benefit cost of our postretirement plans of $1.3 relating to the adoption of FSP SFAS No. 106-2 and a favorable settlement of $1.5 relating to an insurance program dispute.

Special charges, net — In the third quarter of 2004, we recorded net special charges of $79.7 compared to $13.5 in the third quarter of 2003. In the third quarter of 2004, we recorded a $71.5 special charge for the impairment of goodwill and indefinite lived intangible assets related to our loading dock products and systems business. The remainder of the special charges include cash costs and asset impairments associated with work force reduction, initiatives to divest or consolidate manufacturing and sales facilities, asset divestitures, and the exit of other operations. We estimate that our restructuring actions will allow us to achieve operating cost reductions in 2004 and beyond through reduced employee and manufacturing costs and other facility overhead. The estimated period in which we realize savings on our restructuring actions is the twelve months from the date of completion. For restructuring actions announced in the third quarter of 2004, we estimate that cost savings in the twelve months following the date of completion will be approximately $6.1. We expect to realize estimated cost savings in cost of products sold and SG&A expenses.

Other expense, net — In the third quarter of 2004, other expense was $2.1 compared to other income of $3.4 in 2003. Other expense in 2004 consisted primarily of currency transaction losses, while the other income in 2003 related primarily to a $1.7 gain on the sale of a facility and a $1.9 gain on the sale of our 20% interest in the Assa Abloy door joint venture.

Equity earnings in joint ventures — Equity earnings in joint ventures was $6.5 in the third quarter of 2004 compared to $8.5 in the third quarter of 2003. Equity earnings in the third quarter of 2004 were impacted negatively by the sale of our 20% interest in the Assa Abloy door joint venture in the third quarter of 2003, as it contributed $2.5 of equity earnings in the third quarter of 2003.

Interest expense, net — In the third quarter of 2004, interest expense was $43.3 compared to $45.2 in the third quarter of 2003. The decrease in interest expense was due mainly to the $200.0 debt repayment of our Tranche B term loan in December 2003 and accounting for interest rate swaps. The ineffective portion of our swaps and the portion of the swaps without an underlying debt instrument have been recognized in earnings as a component of interest expense and resulted in a credit of $1.5 in the third quarter of 2004. Interest expense in the third quarter of 2004 also included $1.4 of charges relating to the repurchase of $66.0 of senior notes.

Income taxes — The effective income tax rate for the third quarter of 2004 was 275.9% compared to 36.7% in 2003. In the third quarter of 2004, we recorded an impairment charge of $71.5 relating to the goodwill and tradenames of our loading dock products and systems business. The income tax benefit associated with this charge was only $9.7. Exclusive of this charge and the corresponding tax benefit, our effective tax rate for the third quarter of 2004 was 32.0%. In the third quarter of 2004, we also reduced our income tax provision by $2.0 associated with changes in estimates of income tax liabilities. The changes in estimates resulted from the closure of certain matters relating to the 2000 income tax return of United Dominion Industries Limited, which we acquired in 2001. We reassess the adequacy of income tax liabilities at the end of each reporting period, taking into account the results of local, state, federal or foreign statutory audits, as well as estimates and judgments used.

Discontinued Operations— In the third quarter of 2004, we recorded income from discontinued operations, net of tax, of $11.7 compared to $9.6 for the third quarter of 2003. Of the income recorded in the third quarter of 2004, $11.7 related to our compaction equipment business while the income for the third quarter of 2003 was composed of $9.3 for our compaction equipment business and $0.3 for our municipal water valve product line.

Consolidated Results of Operations: First Nine Months of 2004 compared to First Nine Months of 2003

Revenues — In the first nine months of 2004, revenues increased by $550.9, or 16.9%, from $3,257.7 in 2003 to $3,808.6. Organic revenues, which exclude the effect of acquisitions and divestitures, increased 9.6% in the first nine months of 2004 compared to the same period in 2003. Each of our platforms experienced organic revenue growth in the first nine months, other than our broadcast and communications platform, which had an organic decline of approximately 13.0%. In the first nine months of 2004 and 2003, we recognized approximately $492.0 and $335.1, respectively, of revenue under the percentage-of-completion method. This increase is primarily due to the acquisition of Hamon by our Cooling Technologies and Services segment in December 2003 and 15.2% of organic growth within this segment. Hamon had revenues of $125.0 in the twelve months prior to the date of acquisition. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on organic revenues of approximately 2.5%.

Gross margin — In the first nine months of 2004, gross margin decreased to 28.4% from 30.5% in 2003. The decrease was due primarily to acquisitions completed in 2003 and in the first nine months of 2004 of companies that have historically lower margins than our existing businesses, the $7.5 write-down of inventories associated with the discontinuance of certain utility and telecommunication product lines in our broadcast and communications platform, stronger organic revenues and a change in product mix at our Service Solutions segment, which has lower average margins than the other segments, and raw material cost increases, in particular steel, copper and oil. These trends are expected to continue through 2004. Gross margins at our hydraulic power tools business improved significantly in the first nine months of 2004 compared to the prior year due to organic revenue growth and completion of restructuring actions in this business, while operating inefficiencies at our loading dock products and systems and valves and controls businesses negatively impacted gross margins in the period. In addition, gross margins for the first nine months of 2004 were impacted negatively by approximately $8.7 of inventory write-downs at our valves and controls business and favorably impacted by a reduction in the net periodic benefit cost of our postretirement plans of $1.2 relating to the adoption of FSP SFAS No. 106-2.

SG&A expenses— In the first nine months of 2004, SG&A expenses were $759.7, or 19.9% of revenues, compared to $620.4 or 19.0% of revenues, in 2003. The increase in SG&A spending was due primarily to an increase in variable costs associated with higher revenues in 2004 compared to 2003, acquisitions completed in 2003 and in the first nine months of 2004, increased pension expense, increased consulting costs in 2004 compared to 2003 due primarily to costs required to implement regulatory requirements associated with the Sarbanes-Oxley Act of 2002, a net increase in legal costs of $5.6, a $3.9 write-off of receivables at our loading dock products and systems business, and an increase in stock compensation expense. We recorded expense of $17.1 associated with restricted stock and restricted stock units in the first nine months of 2004 compared to $4.2 in the first nine months of 2003. These increases were partially offset by the previously mentioned reduction in incentive compensation expense, which resulted in a credit to incentive compensation expense during the third quarter of 2004 of $3.3, the reduction in the net periodic benefit cost of our postretirement plans of $1.3 relating to the adoption of FSP SFAS No. 106-2, and a favorable settlement of $1.5 relating to an insurance program dispute.

Special charges, net— In the first nine months of 2004, we recorded net special charges of $101.6 compared to $47.1 in the first nine months of 2003. In the third quarter of 2004, we recorded a $71.5 special charge for the impairment of goodwill and indefinite lived intangible assets related to our loading dock products and systems business. These special charges include asset impairments and cash costs associated with work force reductions, initiatives to divest or consolidate manufacturing and sales facilities, asset divestitures, and the exit of other operations. We estimate that our restructuring actions will allow us to achieve operating cost reductions in 2004 and beyond through reduced employee and manufacturing costs and other facility overhead. The estimated period in which we realize savings on our restructuring actions is the twelve months from the date of completion. For restructuring actions announced in the first nine months of 2004, we estimate that cost savings in the twelve months following the date of completion will be approximately $21.4. We expect to realize estimated cost savings in cost of products sold and SG&A expenses.

Other expense, net— In the first nine months of 2004, other expense was $6.4 compared to other income of $3.5 in 2003. Other expense in 2004 consisted primarily of currency transaction losses, while other income in 2003 related primarily to a $1.7 gain on the sale of a facility and a $1.9 gain on the sale of our 20% interest in the Assa Abloy door joint venture.

Equity earnings in joint ventures— Equity earnings in joint ventures was $18.8 in the first nine months of 2004 compared to $26.2 in the first nine months of 2003. Equity earnings in the first nine months of 2004 were impacted by a legal charge at our EGS Electrical Group, LLC, (“EGS”) joint venture and the sale of our 20% interest in the Assa Abloy door joint venture in the third quarter of 2003. The amount recorded for our 44.5% interest in the legal charge at EGS was $3.8. Income from our Assa Abloy door joint venture totaled $5.4 in the first nine months of 2003.

Interest expense, net— In the first nine months of 2004, interest expense was $119.5 compared to $136.1 in the first nine months of 2003. The decrease in interest expense was due mainly to the $200.0 debt repayment of our Tranche B term loan in December 2003 and accounting for interest rate swaps. The ineffective portion of our swaps and the portion of the swaps without an underlying debt instrument have been recognized in earnings as a component of interest expense and resulted in a credit of $11.8 in the first nine months of 2004. Interest expense for the first nine months of 2004 also included $1.4 of charges relating to the repurchase of $66.0 of senior notes.

Income taxes— The effective income tax rate for the first nine months of 2004 was 19.2% compared to 39.5% in 2003. In the third quarter of 2004, we recorded an impairment charge of $71.5 relating to the goodwill and tradenames of our loading dock products and systems business. The income tax benefit associated with this charge was only $9.7. During the first nine months of 2004, we also reduced our income tax provision by $35.3 associated with changes in estimates of income tax liabilities. These changes in estimates resulted from the closure of certain matters relating to the 1995 to 1997 income tax returns of General Signal Corporation and SPX Corporation and the 2000 income tax return of United Dominion Industries Limited. General Signal Corporation was acquired through a reverse acquisition in 1998, and United Dominion Industries Limited was acquired in 2001. We reassess the adequacy of income tax liabilities at the end of each reporting period, taking into account the results of local, state, federal or foreign statutory audits, as well as estimates and judgments used.

Discontinued Operations— In the first nine months of 2004, we recorded income from discontinued operations, net of tax, of $13.6 compared to $7.5 for the first nine months of 2003. Of the income recorded in the first nine months of 2004, $29.9 related to our compaction equipment business, offset by a loss related to our municipal water valve product line of $16.3. Of the income recorded for the first nine months of 2003, $34.8 and $1.3 related to our compaction equipment business and municipal water valve product line, respectively, offset by a loss from Inrange of $28.6.

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

We define forecasted trends of organic revenues, which exclude the impact of acquisitions and dispositions, as follows: “Growth” — Future end market performance is expected to be above the prior year; “Flat” — Future end market performance is expected to be flat compared to the prior year; “Decline” — Future end market performance is expected to be below the prior year.

The platforms that experienced organic revenue growth in the first nine months of 2004 are summarized below. Also summarized are the annual forecasted trends for these platforms based on information available on the date of this report.

Segment	Platform	2004 Annual Forecasted Trend	Comments

Technical Products and Systems	Security and integrated building life-safety systems	Growth	We experienced organic revenue growth of 10.2% in the first nine months of 2004. Organic revenues were stronger due to strong U.S. sales of fire detection systems, new product introductions in Europe and new guard services contracts. These market trends are expected to continue.

	Laboratory and life science products	Growth	An increase in international sales and the stronger Euro relative to the U.S. dollar compared to the prior year were the primary reasons for 8.4% organic revenue growth in the first nine months of 2004. New product introductions, improved industry demand and new repository business are expected to support organic growth in 2004.

	Electrical test and measurement	Growth	This platform is expected to experience growth for the year due primarily to new municipal contracts for automated fare collection systems. Demand for these products is highly correlated to contract timing, which causes significant fluctuations from quarter to quarter.

Cooling Technologies and Services		Growth	This platform experienced 15.2% organic growth in the first nine months of 2004. The organic growth was due primarily to strong revenue growth in Asia, increased demand for U.S. HVAC products and service growth in Europe. These trends are expected to continue through 2004. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on organic revenues of approximately 4.9% in the nine-month period.

Industrial Products and Services	Specialty engineered products	Growth	This platform experienced 9.0% organic growth in the first nine months due primarily to improved demand for products in these businesses. Mid-single digit organic growth is expected from improved demand in the U.S. industrial economy.

	Power systems	Growth	Although power generation markets continue to experience soft demand and competitive pressures, organic revenues grew 14.1% in the first nine months of 2004 due to improved volume for power equipment in the period. Despite a soft power market in 2004, we expect organic growth in this platform for the full year.

Service Solutions		Growth	Organic revenues grew 12.5% in the first nine months due to increased demand for dealer equipment services (“DES”), aftermarket mechanical tool sales and improved global demand for original equipment tool sales in the U.S. and Europe. Organic growth is expected for the year due primarily to improved organic revenues in the first nine months of 2004, whereas in 2003, this business experienced the majority of its organic growth, approximately 18%, in the second half of the year.

Flow Technology	Fluid systems	Growth	Organic revenues for this platform increased 4.0% in the first nine months as demand for boilers, valves and air filtration products offset lower demand for process equipment. Slightly improved cyclical demand for engineered products in power, chemical and mineral processing and industrial markets is expected to offset lower large-project business in 2004.

The platform that experienced organic revenue decline in the first nine months of 2004 is summarized below. Also summarized is the annual forecasted trend for this platform based on information available on the date of this report.

Segment	Platform	2004 Annual Forecasted Trend	Comments
Technical Products and Systems	Broadcast and communication systems and services	Decline	Organic revenues decreased 13.0% in the first nine months. Extensions granted by the FCC have caused delays in the HDTV rollout in the U.S. and we have experienced lower service revenues in 2004 compared to the prior year. The timing associated with the delays in the HDTV rollout remains uncertain as regulatory decisions are pending in this market with respect to broadcast customers. Lower demand for telecommunication line management systems also contributed to the lower revenues. These market trends are expected to continue in 2004.

SEGMENT RESULTS OF OPERATIONS

The following unaudited information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes. The results of operations exclude the operating results of discontinued operations for all periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Technical Products and Systems	$355.6	$311.7	$999.1	$885.8
Industrial Products and Services	265.3	238.9	805.1	741.9
Flow Technology	271.3	225.5	770.6	640.5
Cooling Technologies and Services	214.4	146.9	590.2	432.1
Service Solutions	206.4	197.9	643.6	557.4

	$1,313.0	$1,120.9	$3,808.6	$3,257.7

Segment Income:
Technical Products and Systems	$59.9	$54.6	$128.7	$138.9
Industrial Products and Services	13.3	26.3	45.4	67.9
Flow Technology	37.3	46.2	97.1	103.4
Cooling Technologies and Services	18.0	15.6	51.5	47.4
Service Solutions	21.8	24.6	63.1	63.2

Total Segment Income	150.3	167.3	385.8	420.8
Corporate Expenses	(20.8)	(16.0)	(60.9)	(48.8)
Stock-Based Compensation	(5.5)	(1.4)	(17.1)	(4.2)
Special Charges, net	(79.7)	(13.5)	(101.6)	(47.1)

Consolidated Operating Income	$44.3	$136.4	$206.2	$320.7

Segment Results of Operation: Third Quarter 2004 compared to Third Quarter 2003

Technical Products and Systems

Revenues — Revenues in the third quarter of 2004 were $355.6, compared to $311.7 in the year-ago period, an increase of $43.9, or 14.1%. Organic revenues increased 8.4% as organic growth at our security and integrated building life-safety systems platform, laboratory and life sciences platform and automated fare collection systems business was offset by organic revenue declines at our broadcast and communications platform. The broadcast and communications platform experienced lower revenues due primarily to a decline in sales of HDTV broadcast equipment and lower service revenues. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on organic revenues of approximately 2.3%. The remainder of the segment’s revenue increase was due to acquisitions completed in 2003 and in the first nine months of 2004.

Segment Income — Segment income was $59.9, or 16.8% of revenues, compared to $54.6, or 17.5% of revenues, in the third quarter of 2003. The decrease in operating margins was due primarily to an increase in SG&A expenses associated with higher pension expense and new acquisitions completed in 2003 and 2004. These decreases in operating margins were partially offset by the favorable impact of organic growth within the automated fare collection systems business, a business that historically generates higher margins than other businesses within the segment.

Industrial Products and Services

Revenues — Revenues in the third quarter of 2004 were $265.3, compared to $238.9 in the year-ago period, an increase of $26.4, or 11.1%. The increase was due primarily to organic revenue growth of 13.3% in the segment resulting from stronger product demand.

Segment Income — Segment income was $13.3, or 5.0% of revenues, compared to $26.3, or 11.0% of revenues, in the third quarter of 2003. The decrease in operating margins is due primarily to raw material price increases and higher operating costs at our loading dock products and systems business as a result of operating inefficiencies associated with the start-up of a new facility in Reynosa, Mexico. As a result of higher operating costs, our loading dock products and systems business had an operating loss of $5.0 in the quarter. We expect this business to return to profitability in 2005 supported by organic revenue growth and increased product margins due to improved operating performance and product pricing. Segment income in our hydraulic power tools business improved in the third quarter of 2004, compared to the prior-year period, due to organic revenue growth and completion of restructuring actions in this business. In addition, our filtration business experienced lower margins due to competitive pressures in after market sales.

Flow Technology

Revenues — Revenues in the third quarter of 2004 were $271.3, compared to $225.5 in the year-ago period, an increase of $45.8, or 20.3%. The increase in revenues was due primarily to a bolt-on acquisition completed in the first quarter of 2004 and 6.8% organic revenue growth in the segment. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on organic revenue of approximately 2.6%.

Segment Income — Segment income was $37.3, or 13.7% of revenues, compared to $46.2, or 20.5% of revenues, in the third quarter of 2003. The segment experienced lower margins in our air treatment business due to an acquisition completed in the first quarter of 2004, which has historically lower margins than the segment and operating inefficiencies at our valves and controls business. In addition, an inventory write-down of $3.3 was recorded at our valves and controls business in the third quarter of 2004. The operating inefficiencies in this business are expected to improve in the fourth quarter of 2004. Segment margins were also reduced by increased raw material costs.

Cooling Technologies and Services

Revenues — Revenues in the third quarter were $214.4, compared to $146.9 in the year-ago period, an increase of $67.5, or 45.9%. The increase in revenues was largely a result of acquisitions completed in 2003. Organic revenue growth was 28.3% due to strong product demand in Asia and service revenues in Europe. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on organic revenues of approximately 4.5%.

Segment Income — Segment income was $18.0, or 8.4% of revenues, compared to $15.6, or 10.6% of revenues, in the third quarter of 2003. Segment margins declined as a result of acquisitions completed in 2003 of companies that have historically lower margins than our existing business and a higher proportion of projects in Asia, which generate lower operating margins. Segment income for the third quarter of 2004 was favorably impacted by $2.0 of net contract adjustments when compared to the third quarter of 2003. In addition, segment income for the third quarter of 2004 was unfavorably impacted by $1.6 of costs for potential acquisitions that are no longer being considered.

Service Solutions

Revenues — Revenues in the third quarter of 2004 were $206.4, compared to $197.9 in the year-ago period, an increase of $8.5, or 4.3%. The increase in revenues was due primarily to the Actron acquisition in the third quarter of 2004.

Segment Income — Segment income was $21.8, or 10.6% of revenues, compared to $24.6, or 12.4% of revenues in the third quarter of 2003. Segment margins declined due primarily to higher pension expense in 2004 compared to 2003.

Corporate Expenses

Corporate expenses increased from $16.0 in 2003 to $20.8 in 2004 due to increased pension expense and higher legal and consulting costs in 2004 compared to 2003. Corporate expenses may continue to be unfavorably impacted by legal expenses, as well as costs required to implement regulatory requirements associated with the Sarbanes-Oxley Act of 2002. These increases in Corporate expense were partially offset by a reduction in incentive compensation expense during the third quarter of 2004 as ten members of our senior executive team agreed to forego payment of their 2004 incentive compensation, resulting in a credit to incentive compensation expense during the third quarter of 2004 of $3.3, and a favorable settlement of $1.5 relating to an insurance program dispute.

Segment Results of Operation: First Nine Months of 2004 compared to First Nine Months of 2003

Technical Products and Systems

Revenues — Revenues in the first nine months of 2004 increased to $999.1 from $885.8 in 2003, an increase of $113.3, or 12.8%. The increase was due mainly to organic revenue growth in our laboratory and life science platform, security and integrated building life-safety systems platforms and our automated fare collection systems business, as well as acquisitions completed in 2003 and in the first nine months of 2004. Organic revenues declined approximately 13.0% in our broadcast and communication systems and services platform due primarily to a decline in sales of HDTV broadcast equipment and lower service revenues. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on organic revenue of approximately 2.7%.

Segment Income — Segment income as a percentage of revenues decreased from 15.7% in 2003 to 12.9% in 2004. The decrease in operating margins was due primarily to the $7.5 inventory write-down associated with the discontinuance of certain utility and telecommunication product lines at our broadcast and communications platform in the second quarter of 2004, acquisitions completed in 2003 and in the first nine months of 2004 of businesses that have lower average margins than the segment, higher product development expenses in our integrated building life-safety systems platforms for new product introductions, competitive pressures, and an unfavorable impact due to the continued strong Euro relative to the U.S. Dollar at our laboratory and life science platform. These decreases in operating margins were partially offset by the favorable impact of organic growth within the automated fare collection systems business, a business that historically generates higher margins than other businesses within the segment. Segment income in 2003 included a $2.5 gain associated with a commercial contract settlement in our laboratory and life sciences platform.

Industrial Products and Services

Revenues — Revenues in the first nine months of 2004 increased to $805.1 from $741.9 in 2003, an increase of $63.2, or 8.5%. The increase was due primarily to strong organic revenues in our power systems and specialty engineered products platforms, as organic revenues for the segment were approximately 10.0% for the first nine months of 2004.

Segment Income — Segment income as a percentage of revenues decreased from 9.2% in 2003 to 5.6% in 2004. Segment margins were lower in 2004 due primarily to the $3.9 write-down of receivables at our loading dock products and systems business, $12.0 of additional operating losses at our loading dock products and systems business related primarily to operating inefficiencies associated with the start-up of a new facility in Reynosa, Mexico, raw material cost increases across the segment, and competitive pressures in our power systems and filtration after-market businesses. Segment income from our hydraulic power tools business improved significantly in the first nine months of 2004 compared to the prior year due to organic revenue growth and completion of restructuring actions in this business.

Flow Technology

Revenues — Revenues in the first nine months of 2004 increased to $770.6 in 2004 from $640.5 in 2003, an increase of $130.1, or 20.3%. The increase in revenues was due primarily to bolt-on acquisitions completed in 2003 and the first nine months of 2004 and organic revenue growth of approximately 6.2% for the first nine months of 2004, with 2.9% resulting from the strength of foreign currencies relative to the U.S. dollar.

Segment Income — Segment income as a percentage of revenues decreased from 16.1% in 2003 to 12.6% in 2004. Improved margins in our process equipment and boiler and hydronic products businesses due to restructuring actions completed in 2003 were more than offset by lower margins in our air filtration business due to an acquisition completed in the first quarter of 2004 of a company that has historically lower margins than the segment and operating inefficiencies in our valves and controls business. In addition, our valves and controls business recorded an inventory write-down of $8.7 during the first nine months of 2004. The operating inefficiencies at our valves and controls business are expected to improve in the fourth quarter of 2004. Segment margins were also impacted by raw material cost increases.

Cooling Technologies and Services

Revenues — Revenues in the first nine months of 2004 increased to $590.2 in 2004 from $432.1 in 2003, an increase of $158.1 or 36.6%. The increase in revenues was due to acquisitions completed in 2003, the stronger Euro relative to the U.S. dollar compared to the prior year, and organic revenue growth due primarily to strong demand for cooling technology products in Asia and service revenues in Europe. Organic revenue was approximately 15.2% for the first nine months of 2004, with 4.9% resulting from the strength of foreign currencies relative to the U.S. dollar.

Segment Income — Segment income as a percentage of revenues decreased from 11.0% in 2003 to 8.7% in 2004 due to acquisitions completed in 2003 of companies that have historically lower margins than our business and a higher content of projects in Asia, which generate lower operating margins. Segment income for the first nine months of 2004 was favorably impacted by $1.4 of net contract adjustments when compared to the first nine months of 2003. In addition, segment income for the first nine months of 2004 was unfavorably impacted by $1.6 of costs for potential acquisitions that are no longer being considered. Segment income in 2003 included a $3.2 benefit from an operational cost improvement at an environmental remediation site.

Service Solutions

Revenues — Revenues in the first nine months of 2004 increased to $643.6 in 2004 from $557.4 in 2003, an increase of $86.2, or 15.5%. Organic revenues grew approximately 12.5% in the first nine months due to increased demand for DES and aftermarket mechanical tools and higher global demand for original equipment tools compared to the first nine months of 2003. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on organic revenue of approximately 1.9%.

Segment Income — Segment income as a percentage of revenues decreased from 11.3% in 2003 to 9.8% in 2004 due to changes in product mix resulting from increased demand for DES and aftermarket mechanical tools, which tend to have lower overall margins. In addition, segment income for the first nine months of 2004 was impacted by increased SG&A expenses to support new product launches.

Corporate Expenses

Corporate expenses in the first nine months increased from $48.8 in 2003 to $60.9 in 2004 due to increased pension expense and higher legal and consulting costs in 2004 compared to 2003. In the first nine months of 2004, we incurred a net increase in legal costs of $5.6. Corporate expenses may continue to be unfavorably impacted by legal expenses as well as costs required to implement regulatory requirements associated with the Sarbanes-Oxley Act of 2002. These increases in Corporate expense were partially offset by the previously mentioned reduction in incentive compensation expense, which resulted in a credit to incentive compensation during the third quarter of 2004 of $3.3, and a favorable settlement of $1.5 relating to an insurance program dispute.

LIQUIDITY AND FINANCIAL CONDITION

Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs and acquisitions.

Cash Flow

	Nine months ended September 30,
	2004	2003
Cash flows from (used in):
Operating activities	$9.3	$263.8
Investing activities	(159.8)	(7.5)
Financing activities	(199.2)	(133.4)
Discontinued operations	47.7	27.2

Net change in cash balances	$(302.0)	$150.1

Operating Activities—In the first nine months of 2004, cash from continuing operations totaled $9.3 compared to $263.8 in the first nine months of 2003. The primary factors contributing to the decline in cash from continuing operations in 2004 as compared to 2003 are as follows:

•	Investments in working capital to support organic revenue expansion, most notably at Service Solutions and Cooling Technologies and Services which experienced organic revenue growth of 12.5% and 15.2%, respectively, in the first nine months of 2004. Working capital investments include investments of $79.2 in inventory in the first nine months of 2004 compared to $5.9 in 2003. In addition, cash inflows from accounts receivable totaled only $10.0 in the first nine months of 2004 compared to $85.8 in the first nine months of 2003. Cash flows for the first nine months of 2004 include $108.2 of proceeds received from the non-recourse sale of accounts receivable. There were no such sales during the first nine months of 2003.

•	Incremental interest payments during the first nine months of 2004 in comparison to the first nine months of 2003 of $27.0 associated primarily with the timing of interest payments on our senior notes.

•	A larger portion of our net income during the first nine months of 2004 was composed of non-cash benefits, including reductions of income tax liabilities of $35.3.

•	Cash outflows for the first quarter of 2004 of $14.9 relating to legal fees primarily associated with the December 2003 Microsoft settlement.

Investing Activities—In the first nine months of 2004, we used $159.8 of cash for investing activities in continuing operations compared to $7.5 in the first nine months of 2003. Cash used for business acquisitions was $135.7 in the first nine months of 2004 as compared to $189.2 in the first nine months of 2003. Proceeds from asset and business sales were $14.7 in the first nine months of 2004 compared to $232.7 in the first nine months of 2003. Proceeds from asset and business sales in the first nine months of 2003 included $148.5 of cash received in May 2003 for the sale of our ownership in Inrange and $76.2 of cash received in July 2003 from the sale of our 20% interest in the Assa Abloy door joint venture. We completed eight acquisitions in the first nine months of 2004 compared to ten acquisitions in the first nine months of 2003. The companies acquired during the first nine months of 2004 and 2003 had aggregate revenues over the twelve months prior to acquisition of $232.9 and $242.6, respectively. Capital expenditures were $38.8 in the first nine months of 2004 compared to $51.0 in the first nine months of 2003.

Financing Activities—In the first nine months of 2004, cash flows used in financing activities were $199.2, mainly due to $66.2 of senior note repurchases and $57.4 of debt repayments relating to debt assumed with the acquisition of McLeod and scheduled repayments on the Tranche A and B term loans. We paid dividends of $56.8 during the first nine months of 2004 in conjunction with the current year implementation of our quarterly dividend program. In addition, we spent $42.3 to repurchase 1.1 shares of our common stock during the third quarter of 2004. These amounts were partially offset by cash proceeds of $35.4 received from the exercise of employee stock options. Cash flows used in financing activities were $133.4 during the first nine months of 2003, consisting primarily of $236.9 of cash used to settle 0.387 of LYONs that were put to us in May 2003 and $195.4 spent to repurchase 5.1 shares of our common stock, offset by our issuance of $300.0 of senior notes in June 2003.

Discontinued Operations—In the first nine months of 2004, cash flows from discontinued operations were $47.7 as compared to $27.2 for the first nine months of 2003. The increase in 2004 cash flows is due primarily to improvements in working capital within our compaction equipment business and additional borrowings by the compaction equipment business under its extended accounts payable program.

Indebtedness

The following summarizes the total debt outstanding and credit facility availability, as of September 30, 2004:

	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving loan (1)	$500.0	$—	$326.5
Tranche A loan	191.3	191.3	—
Tranche B loan	884.3	884.3	—
LYONs, net of unamortized discount of $368.8	654.0	654.0	—
7.50% senior notes	482.5	482.5	—
6.25% senior notes	251.5	251.5	—
Other borrowings	65.8	65.8	—

Total	$3,029.4	$2,529.4	$326.5

(1)	Decreased by $173.5 of certain facility letters of credit outstanding at September 30, 2004, which reduce the availability under our revolving loan agreement.

Credit Facility

Our credit facility includes Tranche A and Tranche B term loans along with a revolving credit loan. Aggregate maturities of the term loans are $7.9 during the remainder of 2004, $42.7 in 2005, $53.9 in 2006, $59.5 in 2007, $275.1 in 2008, and $636.5 in 2009. Although no amounts were borrowed under our revolving credit loans at September 30, 2004, any future borrowings under these revolving credit loans would mature in 2008 when the revolving loan portion of the facility expires, but could be repaid at any time before 2008.

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

The $500.0 of revolving loans available under our credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At September 30, 2004, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $173.5 of letters of credit outstanding.

Our credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries.

Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended September 30, 2004, our Consolidated Leverage Ratio was 2.86 to 1.00 and our Consolidated Interest Coverage Ratio was 4.75 to 1.00.

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

During the third quarter of 2004, we repurchased $48.5 and $17.5 of our 6.25% senior notes and 7.5% senior notes, respectively. In connection with the repurchases, we recorded a charge of $1.4 to interest expense relating to the write-off of debt acquisition costs and the net premium associated with the repurchases of the notes.

The indentures governing the notes contain a number of covenants that limit our ability, and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. Under the indentures, none of our subsidiaries are restricted from paying dividends to us. Under the most restrictive covenant our available capacity to make restrictive payments, which includes paying cash dividends or repurchasing our stock, was $68.6 at September 30, 2004.

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

On February 6, 2004, an immaterial amount of the February LYONs was put to us and settled in cash. As of September 30, 2004, the February and May LYONs had accreted carrying values of $636.4 and $17.6, respectively classified as long-term debt.

SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” requires that obligations that are by their terms, due upon demand within one year of the balance sheet date be considered short-term obligations, unless the obligor has the ability and intent to refinance. The May LYONs have a put option date within twelve months of September 30, 2004. However, we have classified the full-accreted value of the May LYONs, $17.6, as long-term debt as we have the ability and intent at September 30, 2004, through the availability of our revolving loans, to refinance the full amount of any May LYONs that may be put to us. The next put date for the February LYONs is February 6, 2006 and therefore all February LYONs outstanding at September 30, 2004 are classified as long-term debt. In addition to using our revolving loans for the long-term portion of the LYONs, we may use cash or other capital market financings to fund the short-term portion of these obligations if they are put to us or reach maturity.

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

(2) During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level; or

(3) Upon the occurrence of certain corporate transactions, including a change in control.

In addition, a holder may surrender for conversion, at the accreted value, a LYON even if it is not otherwise convertible at such time.

The conversion rights based on predetermined accreted values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2004 Fourth Quarter	$86.86	$84.91
2005 First Quarter	$87.25	$85.40
2005 Second Quarter	$87.63	$85.89
2005 Third Quarter	$88.02	$86.39

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

The LYONs are not included in the diluted income per share of common stock calculation unless a LYON is expected to be converted for stock or one of the three contingent conversion tests summarized above are met. If the LYONs were to be put, we expect to settle them for cash and none of the contingent conversion tests have been met; accordingly, they are not included in the diluted income per share of common stock calculation. If converted as of September 30, 2004, the February LYONs and May LYONs would be exchanged for a total of 9.8 shares of our common stock. Based on the “if converted” provisions of SFAS No. 128, “Earnings Per Share”, if the LYONs had been converted as of January 1, 2004, diluted income per share of common stock from continuing operations would have been $1.04 for the nine months ended September 30, 2004.

In October 2004, the EITF of the FASB reached a consensus on EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Under the EITF’s conclusion, contingently convertible shares attached to a debt instrument are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. The effective date for the EITF will be the same as the effective date for the revised version of SFAS No. 128, “Earnings Per Share,” which has yet to be issued by the FASB. However, the FASB’s recent discussions indicate that the revised SFAS No. 128 will be effective for reporting periods ending after December 15, 2004. Once EITF 04-8 is effective, we will be required to retroactively restate our diluted earnings per share calculations for all periods presented. We have reviewed the provisions of EITF 04-8 and have determined that the adoption will result in the reduction of our diluted earnings per share due to the inclusion of the contingently convertible common stock associated with our LYONs. However, the exact amount of dilution, which may be more than the “if converted” amounts above, cannot be determined until further guidance is provided by the FASB.

Other Borrowings

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of September 30, 2004 and December 31, 2003, the participating businesses had $11.3 and $12.9, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for extended payments. As of September 30, 2004 and December 31, 2003, the participating businesses had $41.6 and $53.0 outstanding under this arrangement. Through the use of third party financial institutions, both of these arrangements extend the payment of our businesses’ payables beyond their normal payment terms, and therefore we have classified these amounts as short-term debt.

Other Financing Activities

In the first nine months of 2004, we entered into sale and assignment transactions whereby certain of our businesses sold without recourse certain accounts receivable. The net proceeds from the sale of receivables were $108.2 at September 30, 2004. Net proceeds from similar non-recourse accounts receivable sales were $30.6 at December 31, 2003. Once sold, these receivables are not included on our balance sheet. We expect to utilize similar agreements in the foreseeable future; however, in the event we were to no longer utilize these programs, the impact on our financial condition or cash flows may be material.

In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivables balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our businesses. During the third quarter of 2004, we borrowed $1.0 under the financing agreement, with such balance included in short term debt at September 30, 2004. Prior to the third quarter of 2004, there had been no borrowings under the financing agreement.

Financial Instruments

We have entered into swaps to hedge the potential impact of increases in interest rates in our variable rate debt portfolio. We account for our swaps as cash flow hedges and as of September 30, 2004, we had outstanding swaps with maturities through November 2009 that convert $1,100.0 of our variable rate debt to a fixed rate of approximately 6.8%. Due to the timing of certain swap contracts, the total notional amount of our swaps was $1,300.0 at September 30, 2004 and will be $1,100.0 at December 31, 2004. During the three and nine months ended September 30, 2004, we recognized in earnings as a component of interest a credit of $1.5 and $11.8, respectively, for the ineffective portion of the swaps and the portion of the swaps without an underlying debt instrument. As of September 30, 2004, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive income was $44.4 and we have recorded a long-term liability of $36.4 to recognize the fair value of the swaps. Based on the unrealized losses of our swaps at September 30, 2004, we expect to reclassify $19.6 of our current derivative loss from accumulated other comprehensive loss into interest expense during the next twelve months as the hedged transactions occur. Due to fluctuations in interest rates, however, the derivative loss recorded in accumulated other comprehensive loss is subject to change prior to its reclassification into earnings.

From time to time we enter into commodity contracts or currency hedges. Other than the above noted swap and hedge arrangements, there were no material derivative instrument transactions during the quarter or outstanding at September 30, 2004.

Current Liquidity and Concentration of Credit Risk

At September 30, 2004, we had $419.6 of cash, which includes $2.8 from assets of discontinued operations, and an unused $500.0 revolver under our credit facility. When adjusted by the $173.5 of letters of credit outstanding at September 30, 2004, $326.5 of the revolver was available for use.

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

In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the Board of Directors considers in determining the actual amount of each quarterly dividend includes our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility and indenture, and other factors deemed relevant. The third quarter dividend, totaling $18.8, was paid on October 1, 2004.

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

As of September 30, 2004, we had $284.8 of certain standby letters of credit outstanding, of which $173.5 reduced the available borrowing capacity on our revolving loans, and approximately $170.1 of surety bonds. Of the total letters of credit and surety bonds outstanding at September 30, 2004, $330.5 were for bid, performance or warranty arrangements related to commercial sales arrangements with customers of which the fees are reimbursed by the customer. In addition, $80.0 of our standby letters of credit relate to self-insurance matters and originate from workers compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals. Except for the previously mentioned matters, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments.

Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.

In addition, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results” in our Annual Report on Form 10-K and similar sections in any future filings should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

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

On October 28, 2004, we, including our wholly-owned subsidiaries Bomag Holding GmbH, Bomag U.L.M. GmbH and Radiodetection Limited, entered into a definitive share sale agreement to sell our compaction equipment business to Fayat SA for approximately $446.0 in cash. Fayat SA is a privately held business based in Bordeaux, France. The sale of our compaction equipment business will be subject to antitrust clearance and customary closing conditions, but is expected to close by the end of the fourth quarter and result in a gain. The sale of our compaction equipment business is part of our overall “grow, fix or sell” strategy and we may continue to sell business assets that we determine would strategically fit better with another company.

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

Pension Plans — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The historic lows in long-term interest rates experienced in 2003 primarily resulted in a $198.5 underfunded status for our pension plans at December 31, 2003. Our German pension plans accounted for $144.7 of the underfunded status at December 31, 2003, as plans in Germany are typically not funded in accordance with local regulations. The updated measurement of the plans’ funded status will be determined in the fourth quarter of 2004 and will be affected by the performance of U.S. financial markets, performance of plan assets, and the level of market interest rates at December 31, 2004. Regardless of the outcome, at this time we do not expect that we will be required to make any plan contributions for our primary domestic pension plans in 2004. In the first nine months of 2004, we recorded net pension expense of $7.9 compared to pension benefit income of $5.5 in the first nine months of 2003. There can be no assurance that future periods will include similar net pension results or that regulatory mandated plan contributions would not be required

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” when the accumulated benefit obligation of a pension plan exceeds the plan assets, a minimum pension liability must be recognized. As a result of the improvement in the funded status of our pension plans during 2003 when compared to 2002, we were required to record an adjustment to reduce our minimum pension liability at December 31, 2003. We recorded the $164.1 non-cash, non-income statement adjustment, net of tax, at December 31, 2003 as a component of accumulated other comprehensive income in the Consolidated Statement of Shareholders’ Equity. Based on economic factors existing at September 30, 2004, primarily long-term interest rates and the year-to-date return on invested assets, it is probable that we will have to increase our minimum pension liability at December 31, 2004, by recording a non-cash reduction to Shareholders’ Equity which we currently estimate at $225.0.

Employment—At September 30, 2004, we had approximately 23,100 employees. Eighteen domestic collective bargaining agreements or relationships and various foreign collective labor arrangements cover approximately 2,900 employees, on a worldwide basis. Over approximately the last ten months, we have been involved in collective bargaining agreement negotiations with a union covering approximately 320 employees at our Waukesha Electric facility in Waukesha, Wisconsin. Although we are attempting to finalize these negotiations, we cannot assure you that we will be able to negotiate this agreement without production interruptions caused by work stoppages. We also are signatories to various area standards agreements for certain construction, maintenance and repair work in the cooling tower industry. In October 2004, employees at our Contech facility in Dowagiac, Michigan voted to decertify a union that covered approximately 88 employees. While we generally have experienced satisfactory labor relations at our various locations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

Income taxes—The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and consequently, the amount of income taxes paid in current and future years may be greater than amounts paid in 2003, 2002 and 2001. In the third quarter of 2004 and during the first nine months of 2004, we reduced our income tax provision by $2.0 and $35.3, respectively, and reduced goodwill by $18.7 and $28.3, respectively, associated with changes in estimates of income tax liabilities. These changes in estimates resulted from the closure of certain matters relating to the 1995 to 1997 income tax returns of General Signal Corporation and SPX Corporation and the 2000 income tax return of United Dominion Industries Limited. General Signal Corporation was acquired through a reverse acquisition in 1998 and United Dominion Industries Limited was acquired in 2001. We reassess the adequacy of income tax liabilities at the end of each reporting period, including the results of local, state, federal or foreign statutory audits or estimates and judgments used. As a result of our planned divestiture of our compaction equipment business, we anticipate an increase in our future effective income tax rate as the compaction equipment business has historically had a lower effective income tax rate in comparison to our remaining businesses.

Significance of Goodwill and Intangibles—We had goodwill of $2,702.9, net intangible assets of $550.6 and shareholders’ equity of $2,141.9 at September 30, 2004. There can be no assurance that circumstances will not change in the future that will affect the useful lives or the carrying value of our goodwill and intangible assets. In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite-lived intangibles in connection with our long-range forecasting process, which takes place in the fourth quarter. In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across our industries and markets including, but not limited to the following businesses: loading dock products and systems, broadcast and telecommunications, security and investigations, industrial tools and hydraulic units, and power transmission. Our loading dock products and systems business has incurred operating losses in the first nine months of 2004 of $15.9 and, thus, has not been able to achieve its 2004 financial plan. Although the business is expected to return to profitability in 2005 and beyond, the recent projections of long-term financial results indicate a potential impairment of goodwill and indefinite lived intangibles, and therefore we have performed an impairment test for our loading dock products and systems business in the third quarter of 2004. As a result of this test, recorded goodwill was reduced from $98.9 to the implied value of $44.2 and the carrying value of tradenames was reduced from $37.8 to the estimated fair value of $21.0. The combined non-cash charge of $71.5 is recorded as a special charge in our condensed consolidated statements of income. As a result of the impairment testing and related charge, the carrying value of the assets and liabilities of our loading dock products and systems business is equivalent to its estimated fair value as of September 30, 2004. Therefore, unfavorable changes in the future financial results at the loading dock products and systems business could result in an additional impairment.

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

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

We have enhanced our internal control over financial reporting to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling tower business. In addition, we are conducting an internal investigation to confirm that internal controls in our cooling tower business unit are appropriately designed and are operating effectively. In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Rule Act 13a-15(d), during the quarter ended September 30, 2004, these changes were identified as having materially affected, or being reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in March 2004, multiple class action complaints were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints have been consolidated into a single action. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety. Additionally, on April 23, 2004, an additional class action complaint was filed in the same court, alleging breaches of the Employee Retirement Income Security Act of 1974 by us, our general counsel and the Administration Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan’s holding of our stock. We believe that the allegations stated in the complaints are without merit and intend to defend against them vigorously, but we are currently unable to predict the outcome or reasonably estimate the range of potential loss, if any.

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the U.S. District Court in Detroit. Under the U.S. District Court’s scheduling order, summary judgment motions were filed in May 2004 and are still pending ruling. The parties are currently awaiting a trial date to be scheduled by the Court. Because no reasonable projections can be made as to the final timing and outcome of the litigation, no gain or loss has been recorded. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

One of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., has been notified that it is the subject of an investigation by the Milan Public Prosecutor’s Office. The investigation relates to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. We are cooperating with the prosecutor’s office in this investigation. As the investigation is in its preliminary stages we are currently unable to predict the outcome or to reasonably estimate the range of potential liability, if any. We have enhanced our internal control over financial reporting to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling tower business. In addition, we are conducting an internal investigation to confirm that internal controls in our cooling tower business unit are appropriately designed and are operating effectively.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the quarter ended September 30, 2004:

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
7/1/04– 7/31/04	—	—	—	—
8/1/04-8/31/04	1,144,035	$36.99	1,144,035	(1)
9/1/04-9/30/04	—	—	—	—
Total	1,144,035	$36.99	1,144,035	(1)

(1)	On August 28, 2003, we announced our share repurchase program. The share repurchase program authorizes the repurchase of shares in an amount up to the sum of $200.0 plus 50% of Consolidated Net Income (as defined in the Sixth Amended and Restated Credit Agreement) during the period from October 1, 2002 to the end of the most recent fiscal quarter for which financial information is available preceding the date of such repurchase.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	International Share Sale Agreement dated October 28, 2004, between Bomag Holding GmbH, Bomag U.L.M. GmbH, Radiodetection Limited, SPX Corporation and Fayat SA.*

10.1	SPX Corporation 2004 Executive EVA Incentive Compensation Plan.

10.2	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan.

10.3	Amendment to SPX Corporation Supplemental Retirement Plan for Top Management dated June 23, 2004.

11.1	Statement regarding computation of earnings per share. See Condensed Consolidated Statements of Income, page 3 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The annexes and schedules are not filed, but SPX Corporation undertakes to furnish a copy of any annex or schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION (Registrant)

Date: November 1, 2004	By	/s/ JOHN B. BLYSTONE
John B. Blystone
Chairman, President and Chief Executive Officer

Date: November 1, 2004	By	/s/ PATRICK J. O’LEARY
Patrick J. O’leary
Vice President Finance, Treasurer, Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.	Description

2.1	International Share Sale Agreement dated October 28, 2004, between Bomag Holding GmbH, Bomag U.L.M. GmbH, Radiodetection Limited, SPX Corporation and Fayat SA.*

10.1	SPX Corporation 2004 Executive EVA Incentive Compensation Plan.

10.2	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan.

10.3	Amendment to SPX Corporation Supplemental Retirement Plan for Top Management dated June 23, 2004.

11.1	Statement regarding computation of earnings per share. See Condensed Consolidated Statements of Income, page 3 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The annexes and schedules are not filed, but SPX Corporation undertakes to furnish a copy of any annex or schedule to the Securities and Exchange Commission upon request.