Form 10-K
period 2004-12-31
SPX CORP
filed 2005-03-16
CIK 88205

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004, or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 1-6948

SPX Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1016240 (I.R.S. Employer Identification No.)
13515 Ballantyne Corporate Place Charlotte, NC 28277 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: 704-752-4400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	New York Stock Exchange Pacific Stock Exchange

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

        $3,531,381,796 as of June 30, 2004

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

74,853,546 shares as of March 11, 2005

        Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting to be held on May 6, 2005 are incorporated by reference into Part III.

P A R T    I

ITEM 1. Business

(All dollar and share amounts are in millions, except per share data)

Forward-Looking Information

        Some of the statements in this document and any documents incorporated by reference constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results" and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

        Factors that may cause our actual results to differ materially from those expressed or implied by the forward-looking statements include, among others:

  •
  risks associated with our indebtedness and debt service;

  •
  performance of our business and future operating results;

  •
  risks related to our acquisition/disposition strategy and integration of acquired businesses;

  •
  risks related to the loss of our key personnel;

  •
  the cyclicality of many of our business areas;

  •
  risks of competition in our existing and future markets and developments of new technologies by our competitors;

  •
  increases in the cost of compliance with laws and regulations, including environmental laws and regulations and potential liability relating to claims, complaints and proceedings;

  •
  general business and economic conditions, particularly any economic downturn generally and in our markets specifically; and

  •
  difficulties presented by international, economic, political, legal, accounting and business factors.

        We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new business and product lines, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. In addition, management's estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

Business

        We are a global multi-industry company that is focused on profitably growing a number of businesses that have scale and growth potential. We are a provider of cooling technologies and services, flow technology, service solutions, industrial products and services, and technical products and systems. We offer a diverse collection of products, which include, but are not limited to, cooling towers, air filtration products, valves, back-flow prevention and fluid handling equipment, metering and mixing solutions, specialty service tools, diagnostic systems, service equipment and technical information services, power transformers, high-tech die castings, dock products and systems, and TV and radio broadcast antennas and towers. Our products are used by a broad array of customers in various industries, including automotive, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

        We were incorporated in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted our current name in 1988. Since 1968, we have been incorporated under the laws of Delaware. On May 24, 2001, we completed the acquisition of United Dominion Industries Limited ("UDI") in an all-stock acquisition valued at $1,066.9. We also assumed or refinanced $884.1 of UDI debt, bringing the total transaction value to $1,951.0. We operate in over 20 countries and have approximately 23,800 employees worldwide, which includes 5,700 employees relating to businesses classified in our financial statements as "discontinued operations" as further described below. Our strategy is to create market advantages through technology, service and product leadership, by expanding our market focus to offer full customer solutions.

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

Divestitures

        As part of our business strategy, we regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As a result of this continuous review, in 2004, we determined that certain of our businesses would be better strategic fits with other companies and we began to actively market them. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we report businesses or asset groups as discontinued operations when the operations and cash flows of the business or asset group have been or will be eliminated, when we will not have any continuing involvement with the business or asset group after the disposal transaction, and when we have met these additional six criteria:

  •
  Management has approved a plan to sell the business or asset group;

  •
  The business or asset group is available for immediate sale;

  •
  An active program to sell the business or asset group has been initiated;

  •
  The sale of the business or asset group is probable within one year;

  •
  The marketed sales value of the business or asset group is reasonable in relation to its current fair value; and

  •
  It is unlikely that the plan to divest of the business or asset group will be significantly altered or withdrawn.

        The following businesses met the above requirements and have therefore been reported as discontinued operations for all periods presented:

Business	Discontinued During the Quarter Ended	Actual or Expected Closing Date of Sale	Segment
Municipal water valve business	June 30, 2004	Q4 2004	Flow Technology
Compaction equipment business ("Bomag")	September 30, 2004	Q1 2005	Industrial Products & Services
Inspection gauging system business	December 31, 2004	Q4 2004	Service Solutions
Axial fan business	December 31, 2004	Q4 2004	Cooling Technologies and Services
Fire detection and building life-safety systems business ("EST")	December 31, 2004	Q1 2005	Technical Products and Systems
Specialty tool business	December 31, 2004	Q1 2005	Service Solutions
Lab and life science business ("Kendro")	December 31, 2004	Q2 2005	Technical Products and Systems

        In the second quarter of 2003, we sold our 90% owned subsidiary Inrange Technologies Corporation ("Inrange") and therefore its results of operations are reported as discontinued operations in the consolidated financial statements. In addition, in the third quarter of 2003, we sold our 20% interest in the Assa Abloy door joint venture. The gain on the sale of the Assa Abloy door joint venture is included in other (expense) income, net, in the accompanying consolidated statement of operations for 2003. See Note 4 to our Consolidated Financial Statements for further discussion of our divestitures.

        Unless indicated otherwise, amounts provided throughout this Form 10-K relate to continuing operations only.

Acquisitions

        We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material, and we have completed numerous acquisitions over the last several years. During 2004, we curtailed our acquisition activity; however, we will continue to pursue strategic acquisitions and we may consider larger acquisitions of businesses with more than $1,000.0 in annual revenues. In 2004, we completed six acquisitions as follows:

—	In the Flow Technology segment, we completed the acquisition of McLeod Russel Holdings PLC ("McLeod Russel") in January 2004 for an aggregate purchase price of $54.5, which included the assumption of $30.5 in debt. McLeod Russel had revenues of $118.6 in the twelve months prior to its date of acquisition.
—
In the Service Solutions segment, we completed three acquisitions for an aggregate cash purchase price of $62.3. The acquired companies had revenues of $54.1 in the twelve months prior to their respective dates of acquisition.
—
In the Industrial Products and Services segment, we completed one acquisition for a cash purchase price of $14.6. The acquired company had revenues of $11.9 in the twelve months prior to its date of acquisition.
—
In the Technical Products and Systems segment, we completed one acquisition for a cash purchase price of $4.0. The acquired company had revenues of $16.6 in the twelve months prior to its date of acquisition.

Segments

        Our results of operations are reported in five segments: Cooling Technologies and Services, Flow Technology, Service Solutions, Industrial Products and Services, and Technical Products and Systems. For more information on the results of our segments, see Note 5 to our Consolidated Financial Statements.

Cooling Technologies and Services

        Our Cooling Technologies and Services segment had revenues of $780.3 in the twelve-month period ended December 31, 2004. This segment engineers, manufactures and services cooling products for markets throughout the world, including dry, wet, and hybrid cooling systems, cooling towers and air-cooled condensers for power generation, refrigeration, HVAC, and industrial markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade, and modernize power stations. Our brand names in this segment include Marley, Balcke, Ceramic, and Hamon Dry Cooling. The business continues to focus on expanding its global reach, including expanding its dry cooling manufacturing capacity in Asia, as well as increasing thermal components and service offerings, particularly in Europe and Asia. In December 2003, this business completed the acquisition of certain assets from Hamon & Cie ("Hamon"). The acquisition related to Hamon's Global Dry Cooling and NAFTA Wet Cooling business operations. The acquired operations had revenues of $147.0 in the twelve months prior to the date of acquisition. Competitors of the Cooling Technologies and Services segment include GEA, Baltimore Aircoil, Evapco, and numerous regional companies.

Flow Technology

        Our Flow Technology segment had revenues of $1,066.6 for the twelve-month period ended December 31, 2004. This segment designs, manufactures and markets solutions and products that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications and airflow treatment systems. Our Flow Technology businesses focus on innovative, highly engineered new product introductions and expansion from products to systems and services to create total customer solutions. This segment includes the following operating units:

Valves and Controls & Process Equipment
This group of businesses produces industrial valves for gases, liquids and slurries. We provide products primarily to pulp and paper manufacturers, and chemical processing industries under the DeZurik, Raven, FEBCO, K-Flow, Mueller Steam, and Copes-Vulcan brand names. The acquisition of Daniel Valve in the second quarter of 2002 added complimentary products and expanded our presence in the petroleum market. These brands compete with Fisher, Mueller, Haywood and others in this fragmented market. Under the Lightnin, Bran & Luebbe and Waukesha Cherry-Burrell brand names, we manufacture and sell industrial fluid mixers, agitators, handling equipment, pumps and metering systems, which we sell to the chemical processing, minerals processing and sanitary industries. These brands compete with Chemineer, EKATO, Milton Roy and Lewa for mixers, agitators and metering systems, and with Fristam, Sudmo, Tuchenhagen and Tri-Clover for sanitary products.
Air Treatment
This group of businesses manufactures filtration and dehydration products and provides services for compressed air and process gas systems. We participate primarily in the petrochemical, power generation, electronics and light manufacturing industries, as well as providing aftermarket parts and services to these industries. Our products have short lead times and therefore the revenues of this business closely follow the markets in which they participate. In January 2004, the business acquired McLeod Russel, which contributed $120.0 of incremental revenues in 2004. This unit competes with Donaldson, Domnick Hunter, American Air, PECO and NAFCO.
Weil-McLain
This business is a provider of residential and commercial hydronics products offering a complete line of gas and oil fired cast iron boilers for space heating in residential and commercial applications and ancillary equipment. It competes primarily with Burnham and DunKirk.

Service Solutions

        The Service Solutions segment had revenues of $870.4 for the twelve-month period ended December 31, 2004. The strategy of this segment is to focus on the design, manufacture and marketing of a wide range of specialty service tools, diagnostic systems and service equipment, and technical and training manuals and information, primarily for the franchised vehicle dealer industry, aftermarket national accounts, and independent repair facilities. The segment also distributes equipment for use within the franchised vehicle dealer industry. In July 2004, Service Solutions acquired the assets of Actron Manufacturing Company ("Actron") for $35.2 in cash. Actron is a leading supplier of retail automotive diagnostic equipment and instrumentation.

        This segment consists of four primary units: diagnostic systems and service equipment, specialty tools, technical information and services, and dealer equipment. The diagnostic systems and service equipment unit designs, manufactures and markets diagnostic systems and service equipment for original equipment manufacturers ("OEMs"), aftermarket national accounts, and independent repair facilities. We sell diagnostic systems under the OTC, Actron, AutoXray, Tecnotest, and Robinair brand names. These products compete with brands such as Snap-on and ESP. We intend to grow this business by developing new service capabilities and strengthening alliances in diagnostic platforms. The specialty tools unit designs, manufactures, and markets repair tools to franchised vehicle dealers, aftermarket national accounts, and independent repair facilities. We are the primary global provider of specialty tools for motor vehicle manufacturers' dealership networks to General Motors, Ford, Daimler Chrysler, Harley Davidson and John Deere, and the primary domestic provider to Toyota, BMW and Nissan. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle systems design and the number of dealerships, and are not directly correlated to the volume of vehicles produced by the motor vehicle manufacturers. Our technical information and services unit provides customers with integrated service, technical and training manuals and other information for vehicle OEMs, such as Ford and BMW. The dealer equipment unit focuses on administering large dealer equipment programs for OEMs, including General Motors, Daimler Chrysler, Nissan and Hyundai.

Industrial Products and Services

        Our Industrial Products and Services segment had revenues of $1,090.6 for the twelve-month period ended December 31, 2004. The strategy of this segment is to provide "Productivity Solutions for Industry." This segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment. The segment is comprised of the following operating units:

Contech	This business is a provider of high quality, precision aluminum and magnesium die-cast parts for automotive steering and suspension systems used primarily in the car and light truck vehicle component industry. Contech competes primarily with Intermet, J.L. French and Gibbs.
Filtran
This business is a supplier of automatic transmission filters and kits to the car, light truck, OEM, and aftermarket vehicle component industry. Filtran also provides filters for certain industrial applications and competes primarily with Filtertek in its transmission filters line, and competes with a wide array of other suppliers in its aftermarket kits and components line, most notably Transtec and Borg Warner.
Fenn
This business is a supplier of precision machined components for the aerospace industry. Fenn's main competitors in the aerospace market are numerous small manufacturers that specialize in machined parts for the defense industry.
Fluid Power
This business provides industrial tools and hydraulic units. Fluid Power competes mainly with Enerpac in its controlled force tools line, and with Monarch and Haldex Barnes on compact hydraulic power units.
Dock Products
This business manufactures a broad range of equipment for loading dock applications. The market for Dock Products is driven primarily by construction of warehouse and distribution centers, manufacturing facilities, and large footprint retail stores, as well as the aftermarket for parts and services business. The unit manufactures dock levelers and trailer restraints, dock seals and shelters, and specialty engineered dock doors. Dock loaders and trailer restraints are marketed under the Serco and Kelley brand names, including the new LoadHog™ dock bridging system, dock seals and shelters under the Kelley Tufseal label, and specialty engineered dock doors under the TKO Door label. Principal competitors of Dock Products include Rite-Hite, McGuire, Overhead Door, and Poweramp.
Marley Engineered Products
This business produces heating and ventilation products including baseboard, wall unit and portable heaters; commercial cabinet and infrared heaters; thermostats and controls; air curtains; and circulating fans. Customer buying habits are driven largely by seasonal weather patterns for the respective heating and ventilation products. The business markets its products under the Berko, Qmark, Farenheat, Aztec, Patton and Leading Edge brand names. Principal competitors include TPI, Quellet and Dimplex for heating products, and Lenexa, TPI and Air Master for ventilation products. The business also manufactures and distributes a limited line of builder products such as bath fans, with the principal competitor in this line being Braun NuTone.
Waukesha Electric Systems
This business provides medium power transformers, modular substations, and aftermarket products and services to the domestic power transmission market. The strategy is to expand its engineering and service offerings. Waukesha's products and services are sold under Waukesha Electric Systems, High Voltage Supply, and Power Systems Development brand names to electrical utilities, as well as heavy industries such as paper, steel, mining, chemical and petrochemical. Key transformer competitors include Kuhlman, ABB and GE-Prolec.

Technical Products and Systems

        Our Technical Products and Systems segment had revenues of $564.1 for the twelve-month period ended December 31, 2004. This segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances, and acquisitions. This segment is comprised of the following operating units:

Dielectric	This group of businesses is a supplier of television broadcast antenna systems, including an array of new products designed for emerging digital transmission technology. Dielectric is also a supplier of antennas to FM radio stations. One of the growth drivers for this business is the emergence of digital and high-definition TV in the United States. It is expected that the FCC will require commercial TV broadcasters to transmit digital signals, which are required by digital and high-definition TV, by the end of 2006. Since the usage of digital TV in the United States is just beginning to emerge, TV broadcasters are required to continue to transmit analog signals simultaneously with digital signals. Our key competitors in this market include ERI, RFS and Myatt.
Radiodetection	This operating unit manufactures and sells portable cable and pipe locators, line management systems for locating and identifying metallic sheathed fiber optic cable, horizontal boring guidance systems and inspection cameras. This unit serves a wide customer base, including utility and construction companies, municipalities, and telecommunication companies.
Ling Dynamic Systems ("LDS")
This operating unit designs, manufactures and sells equipment for the testing and analysis of vibration, with products which predominantly serve the aerospace, automotive and electronics end markets. Our competitors in this market include IMV and Unholtz Dickie.
GFI Genfare	This operating unit manufactures and sells automated fare collection systems for bus and rail transit systems, as well as postal vending systems. GFI Genfare participates primarily in the North American bus market.
Vance	This business provides corporate and government security services, executive protection, uniformed security and asset protection services, business intelligence, due diligence inquiries and security audits on a global basis. Vance's main competitors include Kroll, Pinkerton, CRG and Barton.
TPS	This group of businesses operates under the Lunaire, Lindberg and Kayex brand names and develops and manufactures microprocessor-based controlled temperature laboratory ovens and furnaces, thermal product and test solution equipment to simulate or condition environments, and crystal-growing equipment for the semiconductor industry. Our primary markets are the pharmaceutical, medical, electronics, and telecommunications industries, while primary competitors include Surface, Weiss, and Japan Captives.

        As a result of the 2004 and 2005 divestiture activity along with the changes in the management structure in December 2004, described elsewhere herein, we will change the composition of our segments in 2005. Upon the change in segments, all prior periods segment data will be restated to reflect the new segment structure.

Joint Venture

        We have one significant joint venture, EGS Electrical Group, LLC ("EGS"), with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Canada and Mexico and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis. We typically receive the majority of our share of this joint venture's earnings in cash dividends.

International Operations

        We are a multinational corporation with operations in over 20 countries. Our international operations are subject to the risks of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments, as well as other risks attendant to the countries in which they are located. Our export sales from the U.S. were $326.7 in 2004, $247.5 in 2003, and $229.0 in 2002.

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

        We spent approximately $58.1 on research activities relating to the development and improvement of our products in 2004, $54.1 in 2003 and $54.6 in 2002.

Patents/Trademarks

        We own over 800 domestic patents and 400 foreign patents, including approximately 90 patents that were issued in 2004, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our businesses, we do not consider any single patent or trademark to be of such material importance that its absence would adversely affect our ability to conduct business as presently constituted to a significant extent. We are both a licensor and licensee of patents. For more information, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results."

Raw Materials

        We manufacture many of the components used in our products; however, our strategy includes increasing the amount of components and sub-assemblies that we outsource to other companies. Our increasing dependence on third party suppliers for outsourced products or components subjects us to the risk of customer dissatisfaction with the quality or performance of the products we sell because of supplier failure. In addition, business difficulties experienced by a third party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately to our inability to supply products to our customers. We believe that we generally will be able to continue to obtain adequate supplies of major items or appropriate substitutes at reasonable costs.

Competition

        Although our businesses are in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all of the same product lines or serve all of the same markets as we do. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovation. These methods vary with the type of product sold. We believe that we can compete effectively on the basis of each of these factors as they apply to the various products offered. See "Segments" above for a discussion of competitors by business.

Environmental Matters

        See "Litigation and Environmental Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results" and Note 14 of our Consolidated Financial Statements for information regarding environmental matters.

Employment

        At December 31, 2004, we had approximately 23,800 employees, which included approximately 5,700 employees from businesses classified in our financial statements as discontinued operations. Eighteen domestic collective bargaining units and various foreign collective labor arrangements cover approximately 3,400 employees, which included approximately 1,500 employees from businesses classified in our financial statements as discontinued operations. Over the past year, we have been involved in collective bargaining agreement negotiations with a union covering approximately 320 employees at our Waukesha Electric Systems facility in Waukesha, WI. Although we are attempting to finalize these negotiations, we cannot assure you that we will be able to negotiate this agreement without production interruptions caused by work stoppages. While we generally have experienced satisfactory labor relations at our various locations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

Other Matters

        No customer or group of customers that, to our knowledge, are under common control accounted for more than 10% of our consolidated sales.

        Our businesses maintain sufficient levels of working capital to support customer requirements, particularly inventory. We believe that our businesses' sales and payment terms are generally similar to those of our competitors.

        Many of our businesses closely follow changes in the industries and end-markets that they serve. In addition, certain businesses have seasonal fluctuations. Our Marley Engineered Products and Weil-McLain business units tend to be stronger during the third and fourth quarters, respectively, as customer buying habits are driven largely by seasonal weather patterns. Demand for products in our Cooling Technologies and Services segment is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Revenues for our Services Solutions segment primarily follow customer specified program launch timing for diagnostic systems and service equipment. Historically, our businesses generally tend to be stronger in the second half of the year.

        Our website address is www.spx.com. Information on our website is not incorporated by reference herein. We file reports with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, as well as Section 16 reports filed by our insiders. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. Additionally, you may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. Properties

        The following is a list of our principal properties, as of December 31, 2004, classified by segment:

			Approximate Square Footage
		No. of Facilities
	Location		Owned	Leased
			(in millions)
Cooling Technologies and Services	4 states and 6 foreign countries	16	0.8	0.8
Flow Technology	8 states and 14 foreign countries	39	2.4	1.1
Service Solutions	4 states and 4 foreign countries	15	0.5	0.4
Industrial Products and Services	11 states and 4 foreign countries	31	2.0	1.4
Technical Products and Systems	12 states and 4 foreign countries	22	0.7	0.4

Total		123	6.4	4.1

        In addition to manufacturing plants, we lease our corporate office in Charlotte, NC, and various sales and service locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes. Our senior credit facility is secured by substantially all of our domestic subsidiaries' assets (excluding, however, the assets of our interest in our EGS joint venture) including our owned facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt" and Note 12 to our Consolidated Financial Statements for further discussion of our debt agreements.

ITEM 3. Legal Proceedings

        Beginning in March 2004, multiple class action complaints seeking unspecified monetary damages were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints have been consolidated into a single amended complaint against the company and our former Chairman, CEO and President. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety. Additionally, on April 23, 2004, an additional class action complaint was filed in the same court, alleging breaches of the Employee Retirement Income Security Act of 1974 by us, our then general counsel and the Administrative Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan's holding of our stock. We believe that the allegations stated in the complaints are without merit and intend to continue to defend against them vigorously. We are currently unable to predict the outcome, although we believe the potential loss to the company is likely to be within the limits of our coverage under our Directors and Officers insurance policies.

        On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI's allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the U.S. District Court in Detroit. Several summary judgment, discovery and other motions are currently pending with the Court. There is currently no trial date scheduled. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

        One of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., has been notified that it is the subject of an investigation by the Milan Public Prosecutor's Office. The investigation relates to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. We are cooperating with the prosecutor's office in this investigation. As the investigation is in its preliminary stages, we are currently unable to predict the outcome or to reasonably estimate the range of potential liability, if any. We have taken actions to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling tower business.

        We are subject to legal proceedings and claims that arise in the normal course of business. In our opinion, these matters are either without merit or of a kind that should not have a material adverse effect individually or in the aggregate on our financial position, results of operations, or cash flows. However, we cannot assure you that these proceedings or claims will not have a material adverse effect on our financial position, results of operations, or cash flows.

        See "Litigation and Environmental Matters", "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results" and Note 14, Commitments and Contingent Liabilities, to our Consolidated Financial Statements for further discussion of legal proceedings.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

        None.

ADDITIONAL ITEM — Executive Officers Of Registrant

        Christopher J. Kearney, 49, was named President, Chief Executive Officer and a director in December 2004. He joined SPX in February 1997 as Vice President, Secretary and General Counsel and an officer of the company. He had previously served as Senior Vice President and General Counsel of Grimes Aerospace Company.

        Jay Caraviello, 45, was named Executive Vice President and Co-Chief Operating Officer in December 2004. He joined SPX in 1997 as Vice President of U.S. Sales and Service for the Aftermarket Tools and Equipment unit of our Service Solutions business. He also served as President of our Lightnin and Bran & Luebbe units, which are components of our Process Equipment business, and our SPX Cooling Technologies and Services business. He was elected an officer of SPX in February 2003.

        Robert B. Foreman, 47, was named Senior Vice President, Human Resources in December 2004. He joined SPX Corporation in April 1999 as Vice President, Human Resources and an officer of the company. Previously he spent 14 years with PepsiCo, most recently serving as Vice President Human Resources for Frito-Lay International.

        Patrick J. O'Leary, 47, was named Executive Vice President, Treasurer and Chief Financial Officer in December 2004. He joined SPX in September 1996 as Vice President, Finance, Treasurer and Chief Financial Officer and an officer of the company. He had previously served as Chief Financial Officer and a director of Carlisle Plastics, Inc.

        Thomas J. Riordan, 48, was named Executive Vice President and Co-Chief Operating Officer in December 2004. He joined SPX in February 1996 as President of the OE Tool and Equipment Group of our Service Solutions segment, and was elected an officer in August 1997. He also served as President of Service Solutions, and President of the Transportation and Industrial Solutions group of our Service Solutions segment, and President of our Technical and Industrial Systems group of companies within our Industrial Products and Services and Technical Products and Systems segments.

P A R T    I I

ITEM 5. Market For The Company's Common Stock And Related Shareholder Matters

(All dollar and number of share amounts are in millions, except share price and per share information)

        Our common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol "SPW."

        Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2004 and 2003.

	High	Low	Dividends per Share
2004
4th Quarter	$46.80	$35.34	$0.25
3rd Quarter	46.51	32.46	0.25
2nd Quarter	49.50	40.92	0.25
1st Quarter	63.16	41.51	0.25
	High	Low	Dividends per Share
2003
4th Quarter	$59.16	$43.70	—
3rd Quarter	51.49	41.07	—
2nd Quarter	45.40	30.73	—
1st Quarter	41.40	31.35	—

        We did not pay cash dividends in 2003; however, in December 2003 our Board of Directors approved the implementation of a quarterly dividend program that began in 2004. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the Board of Directors considers in determining the actual amount of each quarterly dividend include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility and senior notes indenture, and other factors deemed relevant.

        In the third quarter of 2004, we repurchased 1.1 shares of our common stock on the open market, for total cash consideration of $42.3. We have not repurchased any shares since the third quarter of 2004. The covenants of our senior credit facility, as well as the indenture relating to our senior notes, contain certain restrictions on the payment of dividends and the repurchase of our common stock. As a result of the significant non-cash impairment charges for goodwill, indefinite lived intangible assets, and other assets incurred during the fourth quarter of 2004, we currently have $0.8 of available capacity under the senior note indenture to make restricted payments, which includes paying cash dividends or repurchasing our stock. We have made an offer for the tender of the senior notes. Holders of more than the required 50% of the senior notes have expressed a willingness to tender the notes and consent to the amendment of the senior note indentures, which will eliminate most of the covenants. The closing of the tender offer is contingent on the closing of the sale of our EST business; however, we could waive this closing condition and pay for the tendered notes with other funds, including the proceeds from the sale of our Kendro business, if available. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Senior Notes", as well as Note 12 to our Consolidated Financial Statements for more information on these restrictions under our credit facility and senior notes.

        The approximate number of shareholders of record of our common stock as of March 11, 2005 was 5,094.

ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2004	2003	2002	2001	2000
	(In millions, except per share amounts)
Summary of Operations(1)
Revenues	$4,372.0	$3,815.7	$3,639.2	$3,013.6	$2,080.8
Operating income (loss)(2)	(9.1)	349.6	424.2	350.6	216.7
Other income (expense), net(3)	(9.2)	47.4	(1.6)	(9.4)	23.7
Interest expense, net(4)	(154.0)	(187.7)	(158.9)	(126.0)	(110.1)

Income (loss) from continuing operations before income taxes	(172.3)	209.3	263.7	215.2	130.3
(Provision) benefit for income taxes	31.6	(102.0)	(136.0)	(122.9)	(68.4)
Equity earnings in joint ventures(5)	26.0	34.3	36.6	35.0	34.3

Income (loss) from continuing operations before a change in accounting principle	(114.7)	141.6	164.3	127.3	96.2
Income from discontinued operations, net of tax(4)(6)	97.6	94.4	111.7	45.7	93.3
Change in accounting principle(7)	—	—	(148.6)	—	—

Net income (loss)	$(17.1)	$236.0	$127.4	$173.0	$189.5

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations before change in accounting principle	$(1.54)	$1.84	$2.02	$1.75	$1.56
Income from discontinued operations	1.31	1.23	1.37	0.63	1.52
Change in accounting principle	—	—	(1.83)	—	—

Net income (loss) per share	$(0.23)	$3.07	$1.56	$2.38	$3.08
Diluted earnings (loss) per share of common stock(8):
Income (loss) from continuing operations before change in accounting principle	$(1.54)	$1.78	$1.91	$1.60	$1.51
Income from discontinued operations	1.31	1.06	1.16	0.53	1.47
Change in accounting principle	—	—	(1.54)	—	—

Net income (loss) per share	$(0.23)	$2.84	$1.53	$2.13	$2.98
Dividends declared per share	$1.00	—	—	—	—
Weighted average number of common shares outstanding:
Basic	74.3	76.8	81.4	72.6	61.6
Diluted	74.3	88.6	96.2	87.4	63.5
Other Financial Data:
Total assets	$7,588.5	$7,624.3	$7,091.5	$7,080.1	$3,164.6
Total debt	2,526.1	2,619.9	2,694.3	2,611.2	1,289.9
Other long-term obligations	1,228.4	1,357.6	1,175.2	1,203.7	544.9
Shareholders' equity	2,127.8	2,067.2	1,692.4	1,715.3	608.2
Capital expenditures	40.2	39.0	62.0	125.8	99.6
Depreciation and amortization	97.1	89.6	89.6	125.0	85.0

(1)
On May 24, 2001, we completed the acquisition of UDI in an all-stock acquisition valued at $1,066.9. We issued a total of 18.770 shares of our common stock (7.780 from treasury) to complete the transaction. We also assumed or refinanced $884.1 of UDI debt, bringing the total transaction value to $1,951.0. UDI reported annual revenues of $2,366.2 in 2000 and $894.4 for the first five months of 2001. These amounts are inclusive of revenues associated with businesses that we have classified as discontinued operations in all of the periods presented above.

(2)
In 2004, we recorded charges of $246.8 related to the impairment of goodwill and indefinite lived intangible assets for our Dock Products, Fluid Power, Radiodetection, and TPS businesses (See Note 8 to our Consolidated Financial Statements for further discussion of these impairment charges). In addition, we incurred net special charges of $45.5 related to other asset impairments and cash costs associated with work force reductions, initiatives to divest or consolidate manufacturing facilities, asset divestures, and the exit of certain operations. Approximately $14.2 of these net special charges related to non-disposal, asset impairments at our Fluid Power ($8.8) and Contech ($5.4) businesses that were recorded in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." See Note 6 to our Consolidated Financial Statements for further details.

  In 2003, we recorded $44.7 of net special charges associated primarily with the restructuring initiatives to consolidate manufacturing facilities and rationalize certain product lines, along with any related asset impairments.

  In 2002, we recorded $90.0 of net special charges, of which $12.6 was recorded in cost of products sold, associated primarily with the restructuring initiatives to consolidate manufacturing facilities and rationalize certain product lines, along with any related asset impairments.

  In 2001, we recorded $59.2 of net special charges, of which $8.6 was recorded in cost of products sold, associated primarily with the restructuring initiatives to consolidate manufacturing facilities and rationalize certain product lines, along with any related asset impairments, as well as costs associated with the relocation of our corporate offices to Charlotte, NC.

  In 2001, we recorded a $15.6 net gain related primarily to an arbitration award from Snap-on Incorporated.

  In 2000, we recorded net special charges of $89.6, of which $12.3 was recorded in cost of products sold, associated primarily with restructuring initiatives to consolidate manufacturing facilities and rationalize certain product lines, along with any related asset impairments.

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

  In 2000, we recorded a $23.2 net gain on the settlement of a patent infringement suit against American Power Conversion Corporation.

(4)
Income from discontinued operations includes an allocation of interest expense of $10.2 in 2004, 2003 and 2002, and $5.1 in 2001, associated with the provision under our credit agreement that requires that the first $150.0 of proceeds from business dispositions be applied to outstanding balances under our credit agreement, including the term loans. As a significant portion of the businesses included in discontinued operations was acquired in connection with the UDI acquisition in 2001, no amount of interest expense has been allocated to discontinued operations in 2000, as the amount would be insignificant. No other corporate costs have been allocated to discontinued operations.

(5)
Beginning in 2004, equity earnings in joint ventures has been recorded below "income (loss) from continuing operations before income taxes." All prior year amounts have been reclassified to conform to the 2004 presentation.

(6)
The following businesses are held for sale or have been sold and, therefore, are reported as discontinued operations for all periods presented:

    •
    Inrange

    •
    Municipal water valve business

    •
    Inspection gauging system business

    •
    Axial fan business

    •
    Bomag

    •
    EST

    •
    Specialty tool business

    •
    Kendro

  The sale of Inrange was completed in the second quarter of 2003, while the sales of the municipal water valve, inspection gauging system, and axial fan businesses were completed in the fourth quarter of 2004. The sales of Bomag and the specialty tool business closed in the first quarter of 2005, while the sales of EST and Kendro are expected to close by the end of the first and second quarters of 2005, respectively. See Note 4 to our Consolidated Financial Statements for further discussion of discontinued operations.

(7)
In 2002, we recorded a charge of $148.6 for a change in accounting principle as a result of adopting the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets." The charge related to the impairment of goodwill and indefinite lived intangible assets for our Filtran and Fluid Power businesses.

(8)
In connection with the adoption of Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share," in 2004 we have restated diluted earnings per share for 2003, 2002, and 2001 for the inclusion of the contingent convertible common shares associated with our Liquid Yield Option Notes ("LYONs"), which were issued in 2001. The adoption of EITF Issue No. 04-8 had no impact on 2004 diluted earnings per share, as the impact of the LYONs instruments was anti-dilutive. See Notes 12 and 15 to the Consolidated Financial Statements for further discussion of the impact of adopting EITF Issue No. 04-8.

ITEM 7. Management's Discussion And Analysis Of Financial Condition
And Results Of Operations ("MD&A")

        The following should be read in conjunction with our Consolidated Financial Statements and the related Notes. All dollar and share amounts are in millions, except per share and per LYON data.

Forward-Looking Information

        Some of the statements in this MD&A constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate. In some cases, you can identify forward-looking statements by terminology such as "may, "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in this MD&A under "Factors That May Affect Future Results" and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

        We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new business and product lines, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. In addition, management's estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

Executive Overview

        As part of our operating philosophy, we continually review our businesses and selected markets. We regularly review and negotiate potential acquisitions and divestitures in the ordinary course of business, some of which are or may be material, and we have completed numerous acquisitions and divestitures over the last several years. All of our decisions regarding acquisitions and divestitures are based on an economic cash flow model. We may consider larger acquisitions of businesses with more than $1,000.0 in annual revenues, if certain criteria are met. We also consider business divestitures when we believe the business has a better strategic fit with another company that increases the overall cash flow returns to our investors. Over the last three years, we have invested $557.5 in 24 bolt-on acquisitions, including $135.4 in 2004 for six acquisitions. In the last three years we have realized proceeds from assets sales and business divestitures of $424.6, including $68.3 in 2004. Our primary divestures in 2004 were the sale of our municipal water valve and axial fan businesses.

        Overall, 2004 was a disappointing year. We believe that much of the disappointment in 2004 was the result of the need to improve on basic business fundamentals within certain of our operations. In response, in part, to these operating matters, we reorganized our executive management team in December 2004, which included, among other things, the appointment of Co-COO's. Other matters of note in 2004 and through February 2005 include:

  •
  Despite an overall increase in organic revenues of 3.9%, gross margins declined during the year primarily as a result of increased commodity costs, changes in product and customer mix within certain of our businesses, and operating inefficiencies within certain of our businesses.

  •
  We continued to increase our presence in foreign markets. Specifically, we currently have 32 offices and approximately 1,700 employees in China.

  •
  We recorded charges in 2004 of $246.8 related to the impairment of goodwill and indefinite lived intangible assets associated with our Dock Products, Fluid Power, Radiodetection, and TPS businesses.

  •
  We incurred incremental legal and other professional fees of $23.5 in 2004 associated with legal costs relating primarily to the VSI litigation, shareholder class action suit, and the Italian investigation, as well as, accounting and other costs related to the implementation of regulatory requirements associated with the Sarbanes-Oxley Act of 2002.

  •
  In connection with the retirement and resignation of our then Chairman, CEO, and President in December 2004, we entered into a separation agreement with him that resulted in a net charge in 2004 of approximately $7.3, which is net of a credit of $8.2 associated with compensation previously recorded for restricted stock that was forfeited as part of the separation agreement.

  •
  We experienced a significant increase in pension costs in 2004, as pension expense, including $2.4 of curtailment losses, totaled $9.7 in 2004 compared to pension income in 2003, including $2.1 of curtailment gains, of $11.9.

  •
  There was a significant decrease in incentive compensation expense in 2004 due to lower profitability during the year and the fact that nine members of our senior management group agreed to forego their 2004 incentive compensation. Incentive compensation for our senior management group totaled approximately $15.4 in 2003.

  •
  In 2004, we reduced our income tax provision by $38.3 and reduced goodwill by $31.8 associated with changes in estimates of income tax liabilities. These changes in estimates resulted from the closure of certain matters with the Internal Revenue Service ("IRS") relating to the 1995 to 1997 income tax returns of General Signal Corporation and SPX Corporation and the 2000 income tax return of UDI.

  •
  During December 2004, we repatriated capital and taxable earnings of certain foreign subsidiaries of $192.5, with the taxable earnings totaling $58.4. We provided taxes on these earnings of approximately $20.4 in 2004.

  •
  In 2005, we intend to repatriate $500.0 of foreign undistributed earnings under the provisions of the American Jobs Creation Act ("AJCA") of 2004. Prior to 2004, income taxes had been provided for undistributed earnings of certain foreign subsidiaries. These taxes totaled approximately $58.0 as of the end of the third quarter of 2004 and had been established at tax rates that are higher than those under the AJCA provisions. We currently estimate that the tax cost for the 2005 repatriation will be approximately $38.0, including the tax cost on the repatriation of the earnings of certain foreign subsidiaries that were not considered indefinitely invested. Accordingly, we have recorded a net tax benefit for these matters of $20.0 in 2004.

  •
  Operating cash flows from continuing operations totaled $19.8 in 2004, a decline from 2003 of $399.0. Much of this decline was attributable to investments in working capital associated with organic growth within certain of our businesses. In addition, 2003 operating cash flows included proceeds of $60.0 related to the settlement of a patent infringement suit. Cash costs of $15.0 related to the settlement were paid in 2004.

  •
  On January 7, 2005, we paid down $128.5 of our Tranche A term loan and $271.5 of our Tranche B term loan. See Note 12 to the Consolidated Financial Statements for further discussion of the pay down of the Tranche A and B term loans.

  •
  In connection with the $400.0 pay down of the Tranche A and B term loans, we terminated interest rate swap contracts. These instruments were included in the portfolio of interest rate swaps designated as cash flow hedges of our variable rate debt portfolio. Because the future interest payments hedged by swaps with a notional amount of $400.0 were no longer probable of occurring, we recognized $8.0 in interest expense in 2004 to reclassify into earnings from accumulated other comprehensive income the fair value of the related swaps.

  •
  In February 2005, we announced that we had commenced cash tender offers to purchase any and all of the outstanding 6.25% senior notes and the 7.5% senior notes (the "Notes"), as well as the consent solicitations to amend the indenture governing each series of senior notes. The consent solicitation and tender offers will expire on March 18, 2005, unless we extend them, and are subject to satisfaction of certain conditions, including the sale of the EST business. In the event we are successful in purchasing all of the Notes, we will record charges of approximately $80.0 for premium and fees paid to redeem the Notes and $14.0 for the write-off of deferred financing costs associated with the Notes. See Note 12 to the Consolidated Financial Statements for further discussion of the cash tender offer for the Notes.

  •
  We signed definitive agreements to sell for cash our Bomag, EST, and Kendro business units for $446.0, $1,395.0, and $833.5, respectively. The Bomag transaction closed in January 2005, while the EST and Kendro transactions are expected to close by the end of the first and second quarters of 2005, respectively.

        With the closing of the Bomag transaction, as well as the anticipated closing of the EST and Kendro transactions in the first and second quarters of 2005, respectively, we expect to have significant available liquidity to allow us the flexibility to revise our capital structure, invest in technology and our businesses, and make acquisitions. Specifically, we expect to generate net proceeds from these three transactions of approximately $2,000.0. We intend to use these proceeds, along with cash generated from operations, to pay down debt and repurchase equity in 2005.

Business Segment Information

        We are a global multi-industry company that is focused on profitably growing our businesses that have scale and growth potential. Our strategy is to create market advantages through technology, service, and product leadership, by expanding our market focus to offer full customer solutions and by building critical mass through strategic acquisitions. We aggregate certain operating segments in accordance with the criteria defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The primary aggregation factors considered in determining the segments are the nature of the products sold, production processes, and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering special charges, including those recorded in cost of products sold. This is consistent with the way our chief operating decision maker evaluates the results of each segment. Our results of operations are reported in five segments: Cooling Technologies and Services, Flow Technology, Service Solutions, Industrial Products and Services, and Technical Products and Systems.

        In 2004, we reported revenues of $4,372.0 compared to $3,815.7 in 2003, an increase of 14.6%. Organic revenues, which are revenues excluding acquisitions or dispositions and the impact of foreign currency fluctuations, increased approximately 3.9% in 2004 compared to 2003. The increase in organic revenues was a result of a number of factors including, but not limited to: increased demand within our Service Solutions segment for dealer equipment service and aftermarket mechanical tools and higher global demand for original equipment tools; strong product demand in Asia and thermal components and service revenue in Europe and Asia relating to our Cooling Technologies and Services segment; and an overall improvement in global economic conditions.

        Approximately 29.7% of our revenues were generated from business units in non-U.S. countries in 2004. Accordingly, we are subject to the translation impact of changes in the U.S. Dollar relative to other global currencies. The primary foreign currencies where we do business are the Euro, Pounds Sterling and Canadian Dollar. In 2004, favorable currency translation increased reported revenues by approximately 2.5%.

        The following table highlights our 2004 segment performance in the markets they serve, and our expectations for 2005 based on information available at the time of this report. We define forecasted trends as follows: "Growth" — Future end market performance is expected to be above the prior year; "Flat" — Future end market performance is expected to be flat compared to the prior year; "Decline" — Future end market performance is expected to be below the prior year.

Segment	2005 Annual Forecasted Trend	Comments
Cooling Technologies and Services	Growth
Organic revenues for the segment increased 1.0% primarily as a result of product demand in Asia and thermal components and service revenue in Europe and Asia. We expect further product expansion in Asia and service expansion in Europe and Asia for the segment in 2005.

Flow Technology	Growth
Organic revenue for the segment was flat in 2004. Growth was hindered in 2004 by operating inefficiencies within our Air Treatment and Valves and Controls groups of businesses. We expect organic growth within the segment for 2005 fueled by global expansion, primarily in Asia, new product introductions, pricing, and more efficient operations within our Air Treatment and Valves and Controls businesses.
Service Solutions	Flat
Organic revenues for the segment increased by 9.8% in 2004 primarily as a result of increased demand for dealer equipment service and aftermarket mechanical tools and higher global demand for original equipment tools. We expect minimal, if any, organic growth within the segment in 2005 as a result of an expected reduction in new OEM platform rollouts.
Industrial Products and Services	Decline

Organic growth for the segment increased by 7.6% in 2004 primarily as a result of increased demand for power equipment at our Waukesha Electric Systems business and increased revenues at our Dock Products business associated with price increases and new product introductions. We expect organic revenues to remain flat or to decline slightly within the segment in 2005.
Technical Products and Systems	Decline

Organic growth for the segment decreased 1.3% in 2004 primarily due to delays in the digital television broadcasting rollout in the U.S., lower demand for telecommunications line management systems, and lower service revenues. These decreases were partially offset by increases in revenues within our GFI Genfare business due to the timing of contracts and Vance business as a result of increased demand for security protection services associated with the Middle East conflict and the 2004 Summer Olympics. Volumes at GFI Genfare are highly correlated to the timing of large contracts with municipalities, which can cause fluctuations in revenues for the business from period to period. We expect organic revenues to decline in 2005 due primarily to the timing of contracts at our GFI Genfare business.

Critical Accounting Policies And Use Of Estimates

Revenue Recognition

        We recognize revenues from product sales either upon shipment to the customer (f.o.b. shipping point) or upon receipt by the customer (f.o.b. destination), except for revenues from service contracts and long-term maintenance arrangements, which are deferred and recognized on a straight line basis over the agreement period, and revenues from certain construction and installation contracts, which are recognized using the percentage-of-completion method of accounting. Sales with f.o.b. destination terms are primarily with automotive industry customers.

        Under the percentage-of-completion method, revenue is recognized based on effort or costs incurred to date as compared to total estimated effort or cost of the total contract. We realize profit at the time revenue is recognized based on our estimates as to the project status and the costs remaining to complete a particular project. These estimates and actual experience may vary based on design changes, engineering change orders, cost over or under runs and other related events. In 2004, we recognized $682.7 of revenue under the percentage-of-completion method compared to $473.0 in 2003. Accounts receivable included $159.9 and $142.4 of amounts not yet billed under these contracts at December 31, 2004 and 2003, respectively. This accounting method is used primarily by our Cooling Technologies and Services segment to record revenue related to the field construction of cooling towers.

        Certain sales to distributors made with return rights are recognized upon shipment to the customer. Expected returns under these arrangements are estimated and accrued for at the time of sale. The accrual considers restocking charges for returns and in some cases the customer must issue a replacement order before the return is authorized. Actual return experience may vary from our estimates. Amounts billed for shipping and handling are included in revenue. In addition, costs incurred for shipping and handling are recorded in cost of products sold and not netted against amounts billed.

Employee Benefit Plans

        We have defined benefit pension plans that cover a significant portion of our salaried and hourly paid employees, including certain employees in foreign countries. Beginning in January 2001, we discontinued providing such pension benefits generally to newly hired employees. In addition, we no longer provide service credits to certain active participants. Of the U.S. employees covered by a defined benefit pension and actively accruing a benefit, most are covered by an account balance plan or are part of a collectively bargained plan.

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

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"), was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the Medicare benefit offered under the Act. In May 2004, the Financial Accounting Standards Board ("FASB") issued Financial Staff Position ("FSP") SFAS No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP SFAS No. 106-2 superceded FSP SFAS No. 106-1 and provides disclosure and accounting guidance for the federal subsidy that will be given to health care plan sponsors who provide specified levels of postretirement healthcare prescription benefits. In the third quarter of 2004, we adopted the provisions of FSP SFAS No. 106-2 and made the determination that our postretirement healthcare prescription benefits qualified for the federal subsidy. As a result, measures of the accumulated postretirement obligation and net periodic postretirement benefit cost for 2004 include the effect of the Act on our plans. This adoption of FSP SFAS 106-2 resulted in a reduction in our net periodic benefit cost related to our postretirement plans of $3.3 for the year ended December 31, 2004.

        We recorded net pension expense of $7.3 in 2004 and net pension income of $9.8 in 2003 and $30.4 in 2002. The calculation of pension benefit expense/income uses an expected rate of return on plan assets. The difference between the estimated return and the actual return is treated as an unrecognized gain or loss, and this amount is amortized into the calculation of pension results in future periods. In addition, we recorded curtailment losses of $2.4 in 2004 and curtailment gains of $2.1 and $2.7 in 2003 and 2002, respectively, due to certain workforce reductions. The aggregate unrecognized loss position of our pension plans was $451.9 and $421.2 at December 31, 2004 and 2003, respectively. The unrecognized loss position of our plans was unfavorably impacted in 2004 by the continued low interest rates, which required a decrease in our discount rate assumption for both our 2004 expense recognition and our projected benefit obligation as of December 31, 2004. Future net pension expense or income is dependent upon many factors, including level of employee participation in the plans, plan amendments, actuarial assumptions and the changes in market value of the plans' assets, which, in turn, depends on a variety of economic conditions. We currently expect that future periods will include pension expense and not pension income. Based on an assumed expected long-term rate of return on assets of 8.5% for 2005 and our current unrecognized loss position, we expect net pension expense to increase by approximately $10.0 in 2005.

        The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The funded status of our pension plans as of December 31, 2004 has deteriorated since December 31, 2003 as a result of lower returns on our plan assets and a further decline in interest rates, primarily in the U.S. financial markets. Our non-funded pension plans account for $105.5 of the total $218.6 underfunded status at December 31, 2004, as these plans are not required to be funded. The underfunded status of our primary domestic pension plans did not require us to make cash contributions in 2004.

        We fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. We did not make any contributions to our primary domestic plans in 2004. In 2005, we do not expect to make any payments to our primary domestic pension plans.

        An additional minimum pension liability adjustment is required when the accumulated benefit obligation of a plan exceeds plan assets and accrued pension liabilities. This adjustment also requires the elimination of any previously recorded prepaid pension asset. The minimum liability adjustment, less allowable intangible assets, is reported as a component of accumulated other comprehensive income. However, in a year in which the plan assets exceed the accumulated benefit obligation of the plan, any pension adjustments previously recorded as a component of accumulated other comprehensive income are removed and any net prepaid pension asset is restored. The total pension adjustment amount recorded to the accumulated other comprehensive income account was $17.2, net of tax, for the year ended December 31, 2004.

        Actuarial assumptions used in accounting for our pension plans are as follows:

	Year Ended December 31,
	2004	2003	2002
Weighted average actuarial assumptions used in determining net periodic pension expense (income):
Discount rate	6.18%	6.67%	7.17%
Rate of increase in compensation levels	4.64%	4.42%	4.46%
Expected long-term rate of return on assets — domestic pension plans	8.50%	8.50%	9.50%
Expected long-term rate of return on assets — foreign pension plans	8.50%	8.50%	8.50%
Weighted average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.90%	6.18%	6.67%
Rate of increase in compensation levels	4.10%	4.64%	4.42%

        It is our policy to review the pension assumptions annually. Pension benefit income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (1) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans; (2) The discount rate is set based on the yield of high quality fixed income investments expected to be available in the future when pension benefits are paid (high quality fixed income investments are commonly defined as fixed income investments with at least a Moody's AA- credit rating); and (3) The rate of increase in compensation levels is established based on management's expectations of current and foreseeable future increases in compensation. In addition, management also considers advice from independent actuaries. A one-percentage point increase or decrease to the 2004 assumed expected long-term rate of return of our primary domestic pension plans would have a $10.9 relative effect on 2004 net pension expense. The expected long-term rate of return assumption for the 2005 pension benefit income calculation is expected to be 8.5%.

Special Charges, Net

        As part of our business strategy, we right-size and consolidate operations to drive results. Accordingly, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Additionally, we continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, including definite lived intangible assets, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. This continual review is in addition to our annual impairment testing of goodwill and indefinite lived intangibles that we perform in the fourth quarter in connection with our annual long-range forecasting process. As a result of the above processes, we recorded net charges of $45.5 in 2004, $44.7 in 2003 and $77.4 in 2002. These net special charges were for asset impairments, including $14.2 of non-disposal asset impairments recorded at our Fluid Power and Contech businesses in 2004 in accordance with the provisions of SFAS No. 144, and for restructuring initiatives to consolidate manufacturing and sales facilities, reduce our work force and rationalize certain product lines. We recognize costs associated with restructuring initiatives when incurred, as required by SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." For restructuring actions announced in 2004, we expect to incur additional costs in 2005 and thereafter of approximately $3.6.

        The purpose of our restructuring initiatives is to improve profitability, streamline operations, reduce costs and improve efficiency. We believe that we will achieve operating cost reductions in 2005 and beyond through reduced employee and manufacturing costs and other facility overhead. The estimated period in which we realize savings on our restructuring actions is on average approximately twelve months from the date of completion. For restructuring actions announced in 2004, we estimate that cost savings in the twelve months following the date of completion will be approximately $17.5. Estimated cost savings will be realized in cost of products sold and selling, general and administrative expenses.

        These special charges can vary significantly from period to period and as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of restructuring actions. See Note 6 to our Consolidated Financial Statements for further discussion on our special charges.

Impairment of Goodwill and Indefinite Lived Intangible Assets

        As part of our continual review of the recoverability of long lived assets, during the quarter ended September 30, 2004, we recorded a $71.5 charge for the impairment of goodwill and an indefinite lived intangible asset related to our Dock Products business, a component of our Industrial Products and Services segment. Our Dock Products business had incurred operating losses in the first nine months of 2004 of $15.9 and, thus, had not been able to achieve its 2004 financial plan. Although the business is expected to return to profitability in 2005 and beyond, the projections of long-term financial results indicated a potential impairment of goodwill and indefinite lived intangibles. We considered a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of the Dock Products business. We performed our impairment testing by first comparing the estimated fair value of the business to the carrying value of the reported net assets as of September 30, 2004. Fair value was based on the income approach using a calculation of discounted cash flows from the most recent financial projections for the business. Based on this comparison, the net assets of the business had a carrying value that exceeded the related fair value. The fair value of the business was then allocated among the related assets and liabilities of the business as a means of calculating the implied goodwill for the business. As a result of this test, recorded goodwill was reduced by $54.7 and the carrying value of tradenames was reduced by $16.8, resulting in a combined non-cash impairment charge of $71.5.

        During the quarter ended December 31, 2004, and as part of our annual goodwill impairment testing, we determined that the fair values of our Fluid Power and Radiodetection businesses were less than the respective carrying values of their net assets. During the preparation of our year-end financial statements, we determined that the fair value of our TPS business was less than the carrying value of its net assets. As such, we recorded, during the fourth quarter of 2004, $175.3 in charges for the impairment of goodwill and indefinite lived intangible assets related to Fluid Power ($60.3), Radiodetection ($89.4) and TPS ($25.6). Similar to Dock Products, we considered a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of the Fluid Power, Radiodetection, and TPS businesses and used the same method for determining and allocating the fair value for each of these businesses. As a result of our tests, goodwill recorded for these three businesses was reduced by $170.7 and the carrying value of indefinite lived intangible assets was reduced by $4.6.

        As a result of the impairment testing and related charges, the carrying value of the assets and liabilities of Dock Products, Fluid Power, Radiodetection and TPS businesses are equivalent to their estimated fair value. Therefore, unfavorable changes in the future financial results at these businesses could result in an additional impairment. The remaining goodwill and indefinite lived intangible assets for Dock Products, Fluid Power, Radiodetection, and TPS were $63.8, $54.2, $40.4, and $8.2, respectively, at December 31, 2004. We will continue to monitor impairment indicators across our other businesses including, but not limited to, our Waukesha Electric Systems and Vance businesses, which had goodwill and indefinite lived intangible asset balances of $141.3 and $94.2, respectively, at December 31, 2004.

Stock Based Compensation

        We have a stock based compensation plan, including stock options, restricted stock and restricted stock unit awards. We account for our stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, except for restricted stock and restricted stock unit awards, we do not recognize any compensation expense. In December 2004, the FASB issued the revised SFAS No. 123, "Share-Based Payment (SFAS No. 123R)." SFAS No. 123R supercedes APB No. 25 and requires the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the instrument at the grant date. SFAS No. 123R is effective starting with the first interim period beginning after June 15, 2005. We have not issued any stock options since our 2003 option grant and those will become fully vested in the first quarter of 2006. We intend to adopt the modified prospective application of expensing stock options in accordance with SFAS No. 123R. Accordingly, compensation expense will be recognized for these unvested stock options during the period July 1, 2005 through the first quarter of 2006, with such amount totaling approximately $6.0, net of tax. Compensation expense will continue to be recognized for both outstanding unvested restricted stock and restricted stock units in accordance with APB No. 25 and eventually SFAS No. 123R, upon its adoption in third quarter of 2005. For the periods presented, we have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123." Refer to Note 1 to our Consolidated Financial Statements for the disclosure information required under SFAS No. 148.

        Restricted stock or restricted stock units may be granted to certain eligible employees in accordance with applicable equity compensation plan documents and agreements. Subject to participants' continued employment and other plan terms and conditions, the restrictions lapse and units vest over three years. The 2004 grants vest ratably. In December 2004, the Compensation Committee of the Board of Directors announced changes to our stock-based employee compensation program. Under the announced changes, performance thresholds will be instituted for vesting of restricted stock and restricted stock units in 2005 and future years. For the nine-member senior management group, this vesting will be based on SPX shareholder return versus the S&P 500 composite index. The share grant will vest if the company outperforms the S&P 500 index on an annual basis. In the event the share grant does not vest in any year, the company's shareholder return versus the

S&P 500 index for the cumulative periods will serve as the basis for vesting. If the company's shareholder return does not exceed the S&P 500 index for any year in the cumulative period, then the recorded expense will be reversed. For all other recipients, vesting will be based on the achievement of either Economic Value Added (EVA) performance targets (or a substitute metric) or the company's shareholder return versus the S&P 500 composite index.

        Upon vesting, the restricted stock units are converted into shares of our common stock and are free of any restrictions. In 2004, we issued 0.345 shares of restricted stock and 0.772 of restricted stock units to certain business leaders and other employees. Expense for restricted stock and restricted stock units is recognized over the vesting period in accordance with APB No. 25. Compensation expense associated with restricted stock and restricted stock unit awards totaled $9.1 in 2004, net of a credit of $8.2 relating to compensation expense previously recorded for restricted stock that was forfeited in connection with the December 2004 retirement and resignation of our then Chairman, CEO and President. The amount associated with the unvested portion of the restricted stock and restricted stock unit awards is recorded, net of tax, as "unearned compensation" within shareholders' equity, with such amount totaling $33.2 at December 31, 2004. Additionally, 1.132 shares of restricted stock, including 1.066 shares relating to the retirement of our then Chairman, CEO, and President in December 2004, and 0.070 restricted stock units were forfeited during 2004.

Litigation and Environmental Matters

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers' compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware currently or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with our acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. In addition, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

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

Financial Instruments

        We use interest rate swaps to manage our exposures to fluctuating interest rate risk on our variable rate debt portfolio and foreign currency forward contracts to manage exposures to fluctuating currency exchange rates. We use interest rate swaps and foreign currency forward contracts as cash flow hedges to reduce the risk of fluctuating interest and currency rates, respectively, by fixing a known cash flow that will be expended or received at future dates. From time to time, we enter into commodity contracts. Other than the above noted interest and foreign currency arrangements, there were no material derivative instrument transactions during any of the periods presented. We do not enter into financial instruments for speculative or trading purposes; however, such instruments may become speculative if the future cash flows originally hedged are no longer probable of occurring.

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

        On the date a derivative contract is entered into, a qualifying derivative is designated as either (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge).

        We document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We record the fair values of derivative financial instruments in our balance sheet in other assets or other liabilities. We also assess, both at inception and quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item.

        We record the effective portion of the changes in the fair value of our derivative financial instruments, which are designated as cash flow hedges, in accumulated other comprehensive income, net of tax. Ineffectiveness is recorded as a component of income. Changes in fair value are estimated by management quarterly based, in part, on dealer quotes.

Income Taxes

        We record our annual income taxes based on the requirements of SFAS No. 109, "Accounting for Income Taxes," which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

        During 2004, we reduced our income tax provision by $38.3, and reduced goodwill by $31.8, associated with changes in estimates of income tax liabilities. These changes in estimates resulted from the closure of certain matters with the IRS relating to the 1995 to 1997 income tax returns of General Signal Corporation and SPX Corporation and the 2000 income tax return of UDI. General Signal Corporation was acquired through a reverse acquisition in 1998, and UDI was acquired in 2001. We reassess the adequacy of income tax liabilities at the end of each reporting period, including the results of local, state, federal and foreign statutory audits and estimates and judgments used. As a result of the January 2005 divesture of Bomag, we anticipate an increase in our effective income tax rate in 2005 as Bomag has historically had a lower effective income tax rate in comparison to our remaining businesses.

        Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiciton. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance decreased by $4.3 and $1.2 in 2004 and 2003, respectively.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. Since these deductions can vary from year to year, the amount of income taxes paid in future years may be greater than amounts paid in 2004, 2003 and 2002.

        As of December 31, 2003, deferred taxes of $54.9 had been provided for the undistributed foreign earnings of certain subsidiaries. With the exception of these subsidiaries, the remaining foreign earnings were considered indefinitely reinvested. Accordingly, as of December 31, 2003, no provision was recorded for U.S. federal and state income taxes or foreign withholding taxes other than the $54.9 noted above.

        During December 2004, we repatriated capital and taxable earnings of certain foreign subsidiaries of $192.5, with the taxable earnings totaling $58.4. We provided taxes on these earnings of approximately $20.4 in 2004.

        In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was enacted. AJCA allows, among other things, U.S. companies to repatriate up to $500.0 of foreign earnings in 2005 at a Federal effective tax rate of 5.25%. During 2005, we intend to repatriate $500.0 under the terms of the AJCA and have provided for the estimated tax cost of the repatriation as of December 31, 2004. As noted above, deferred taxes had been provided previously for undistributed earnings of certain subsidiaries. These taxes totaled approximately $58.0 as of the end of the third quarter of 2004 and were established at tax rates that are higher than those that will apply under the AJCA provisions. We currently estimate that the tax cost for the 2005 repatriation will be approximately $38.0, including the tax cost on the repatriation of the earnings of certain subsidiaries that were not considered indefinitely reinvested. Accordingly, we have recorded a net tax benefit of approximately $20.0.

        Any remaining foreign earnings are considered indefinitely reinvested. Accordingly, we have made no provision for U.S. federal and state income taxes or foreign withholding taxes for these remaining foreign earnings. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries.

        In 1997, we, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and self-insurance liabilities associated with existing retiree medical, workers compensation, and key manager life insurance programs to a fully consolidated risk management company ("RMC") in exchange for stock representing a minority interest in the RMC. Subsequently, we sold the minority interest in the RMC to a third party investor at fair market value, which resulted in a capital loss of $73.7 for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received on the sale of the stock. In 1998 and 1999, we entered into similar transactions designed to manage and reduce costs associated with certain healthcare and environmental liabilities. Those transactions resulted in tax losses of $84.8 and $40.9, respectively. In 2001, the IRS indicated that it intended to challenge the tax treatment of these types of transactions.

        In 2004, the IRS issued a notice of proposed adjustment disallowing the capital loss claimed as a deduction on our 1997 tax return. We protested the disallowance to the Appeals Office of the IRS in June 2004.

        If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest to date of approximately $9.4. Although the IRS has not proposed adjustments for later years, we anticipate receiving notices for the 1998 and 1999 transactions. The potential disallowance for these later years, computed on a similar basis to the 1997 disallowance, would be $45.8, plus net interest to date of approximately $11.8. The IRS has proposed penalties with respect to the 1997 transaction of $10.3. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely. In addition, because we filed disclosure notices with the IRS, we should not be subject to penalty assessments for the 1998 or 1999 transactions.

        Also in 2004, the IRS issued a notice of proposed adjustment with respect to the sale of Sealed Power Europe in 1997. Specifically, the IRS is proposing to require recapture of certain foreign losses claimed as deductions on tax returns prior to 1997. If the IRS ultimately prevails in its position, the income tax due for 1997 would increase by approximately $6.9, plus net interest to date of approximately $2.5. We also protested this proposed adjustment to the Appeals Office of the IRS in June 2004.

        If we are unable to resolve these matters with the Appeals Office of the IRS, we would expect to receive a notice of tax deficiency from the IRS. Upon receiving the notice, we would have the following options:

  1.
  File a petition for redetermination in Tax Court within 90 days. In this case, payments would not be required until the Tax Court renders its decision.

  2.
  Wait to receive a statement of amount due from the IRS and pay the amount due.

  3.
  Pay the amount due as outlined in option 2 above, except, after paying the amount due, take appropriate steps to institute a suit in Federal District Court or the Federal Claims Court for a refund of the amounts paid.

        We believe that our positions are well supported and disagree with the proposed adjustments. If we are unable to resolve this matter with the Appeals Office of the IRS, we will make a decision as to which of the above three options we will pursue. In any event, we intend to aggressively contest these matters through applicable IRS and judicial procedures, as appropriate.

        Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our estimate of the probable liability associated with these matters. Liabilities established for the income taxes for the 1997 healthcare liability management company transaction and the Sealed

Power Europe transaction, as well as any interest for these transactions through 1997, were established in connection with General Signal Corporation reverse acquisition in 1998 and, thus, recorded to goodwill. Any additional interest recorded for these matters has been provided through our statements of operations. Liabilities established for income taxes, as well as any interest, for the 1998 and 1999 healthcare liability management company transactions have been provided through our statements of operations as these transactions occurred after the General Signal Corporation reverse acquisition. While the resolution of the issue may result in tax liabilities that may differ from the reserves established for this matter, we currently believe that the resolution will not have a material adverse effect on our financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As we are no farther than the initial stages of the appeals process for any of the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

Acquisitions

        We account for all business acquisitions using the purchase method of accounting and, accordingly, our statements of consolidated operations include the results of each acquired business since the date of acquisition. We record the assets acquired and liabilities assumed at estimates of fair value, as determined by management based on information available. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

        As a result of acquisitions, we incur integration expenses for the incremental costs to exit and consolidate activities at the acquired companies' locations, to terminate employees, and other costs of integrating operating locations and other activities of the acquired companies with our operations. United States generally accepted accounting principles, or GAAP, require us to reflect these acquisition integration expenses, to the extent that they are not associated with the generation of future revenues and have no future economic benefit, as assumed liabilities in the allocation of the purchase price to the net assets acquired. On the other hand, these same principles require us to record acquisition integration expenses associated with integrating our existing operations into acquired company locations as period expenses. These expenses are recorded as special charges and are discussed earlier in this section.

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

Other Accounts

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

        Listed below are the significant estimates and assumptions used in the preparation of our financial statements. Certain other estimates and assumptions are further explained elsewhere in this section or in previous sections. The following should be read in conjunction with our Consolidated Financial Statements and the related Notes.

        Allowance for Doubtful Accounts — We estimate losses for uncollectible accounts based on historical experience and our evaluation of the likelihood of success in collecting specific customer receivables.

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

  •
  Self-Insurance — We are primarily self-insured for workers' compensation, automobile, product and general liability, and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover certain liability costs in excess of predetermined amounts.

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

  •
  Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we believe a liability is probable and can be reasonably estimated. Reserves for these contingencies are recorded in "income taxes payable" and "deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these reserves are adjusted, such as in the case of audit settlements with taxing authorities. Any potential liabilities in excess of amounts recorded are not material. These reviews also entail analyzing the realization of deferred tax assets associated with net operating loss and credit carryforwards. When we believe that it is more likely than not that a net operating loss or credit carryforward may expire unused, we establish a valuation allowance against them.

Results Of Operations

Consolidated Reported Results

	2004	2003	2002
Revenues	$4,372.0	$3,815.7	$3,639.2
Gross profit	1,138.8	1,076.2	1,123.8
% of revenues	26.0%	28.2%	30.9%
Selling, general and administrative expense	838.4	674.5	617.2
% of revenues	19.2%	17.7%	17.0%
Intangible amortization	17.2	7.4	5.0
Special charges, net	45.5	44.7	77.4
Impairment of goodwill and indefinite lived intangible assets	246.8	—	—

Operating income (loss)	(9.1)	349.6	424.2
Other income (expense), net	(9.2)	47.4	(1.6)
Interest expense, net	(154.0)	(187.7)	(158.9)

Income (loss) before income taxes	(172.3)	209.3	263.7
(Provision) benefit for income taxes	31.6	(102.0)	(136.0)
Equity earnings in joint ventures	26.0	34.3	36.6

Income (loss) from continuing operations before change in accounting principle	(114.7)	141.6	164.3
Income from discontinued operations, net of tax	97.6	94.4	111.7
Change in accounting principle	—	—	(148.6)

Net income (loss)	$(17.1)	$236.0	$127.4

Capital expenditures	$40.2	$39.0	$62.0
Depreciation and amortization	97.1	89.6	89.6

        During 2002, we completed eight acquisitions for an aggregate purchase price of $219.0, including common stock issued and excluding cash acquired and amounts held in escrow that are to be paid in future years. In the aggregate, the companies had revenues in their twelve months prior to their respective dates of acquisition of $261.0 in Cooling Technologies and Services, $54.5 in Flow Technology, $4.8 in Service Solutions, $9.6 in Industrial Products and Services, and $99.7 in Technical Products and Systems. During 2003, we completed ten acquisitions for an aggregate purchase price of $203.1, net of cash acquired. In the aggregate, the companies had revenues in the twelve months prior to the respective dates of acquisition of $147.0 in Cooling Technologies and Services, $64.2 in Flow Technology, $10.0 in Service Solutions, $34.9 in Industrial Products and Services, and $98.9 in Technical Products and Systems. During 2004, we completed six acquisitions for an aggregate purchase price of $135.4, net of cash acquired and inclusive of debt assumed of $30.5. In the aggregate, the companies had revenues in the twelve months prior to the respective dates of acquisition of $118.6 in Flow Technology, $54.1 in Service Solutions, $11.9 in Industrial Products and Services, and $16.6 in Technical Products and Systems. These acquisitions are not material individually or in the aggregate. For further discussion on acquisitions and divestitures, see Note 4 to our Consolidated Financial Statements.

Consolidated Results of Operations: 2004 Compared to 2003

        Revenues — Revenues of $4,372.0 increased by $556.3, or 14.6%, from $3,815.7 in 2003. By segment, revenues increased by 27.2% in the Cooling Technologies and Services segment, 16.5% in the Flow Technology segment, 15.8% in the Service Solutions segment, 7.8% in the Industrial Products and Services segment, and 7.8% in the Technical Products and Systems segment. The overall increase in revenues was due to organic revenue growth of 3.9% and the impact of bolt-on acquisitions in the latter half of 2003 and in 2004. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of approximately 2.5%. The acquisitions of Hamon CIE Global Dry and NAFTA Wet Cooling Business ("Hamon") by our Cooling Technologies and Services segment in December 2003 and McLeod Russel Holdings PLC ("McLeod Russel") by our Flow Technology segment in January 2004 contributed $247.5 of incremental revenues in 2004. During 2004 and 2003, we recognized $682.7 and $473.0, respectively, of revenue under the percentage-of-completion method. The increase in 2004 revenue under the percentage-of-completion method was due primarily to the acquisition of Hamon.

        Gross margin — In 2004, gross margins were 26.0% compared to 28.2% in 2003. The decrease in gross margin was due primarily to acquisitions completed in the latter half of 2003 and in 2004 of companies that have historically lower margins than our existing businesses, raw material price increases throughout 2004, in particular steel, copper, and oil, changes in customer and/or product mix within our Cooling Technologies and Services segment (e.g., a shift from high margin wet cooling products and services to lower margin dry cooling products and services) and our Service Solutions segment (e.g., a larger proportion of lower margin dealer equipment services), and operating inefficiencies at our Air Treatment, Dock Products and Valves and Controls businesses. In addition, gross margins for 2004 were negatively impacted by inventory write-downs of $10.2 at our Valves and Controls business and $7.5 associated with the discontinuance of certain utility and telecommunication product lines in our Radiodetection business.

        Selling, general, and administrative expense ("SG&A") — In 2004, SG&A expense was $838.4, or 19.2% of revenues, compared to $674.5, or 17.7% of revenues, in 2003. The increase was driven primarily by acquisitions completed in the latter half of 2003 and in 2004, as well as increases in restricted stock, pension, legal, and professional fees, partially offset by a decrease in incentive compensation. Restricted stock expense totaled $9.1 in 2004, net of a credit of $8.2 associated with compensation previously recorded for restricted stock that was forfeited in connection with the December 2004 retirement and resignation of our then Chairman, CEO and President, compared to $5.4 in 2003. Incremental legal expenses totaled $16.5 in 2004 and related primarily to legal costs for the VSI litigation, shareholder class action suit, and Italian investigation. The additional professional fees related primarily to the implementation of regulatory requirements associated with the Sarbanes-Oxley Act of 2002 and totaled approximately $7.0 in 2004. The decline in incentive compensation is primarily due to lower profitability in 2004 and the fact that nine members of our senior management group agreed to forego their 2004 incentive compensation. Incentive compensation for our senior management group totaled approximately $15.4 in 2003. In addition, 2004 SG&A expense included $15.5 of separation costs associated with the retirement and resignation of our then Chairman, President, and Chief Executive Officer in December of 2004. In 2004 and 2003, we recognized benefits of $2.5 and $8.9, respectively, from operational cost improvements at an environmental remediation site in California.

        Intangible amortization — In 2004, intangible amortization was $17.2 compared to $7.4 in 2003. The increase is due to definite lived intangibles acquired in connection with the Hamon, McLeod Russel and other acquisitions during the latter half of 2003 and in 2004.

        Special charges, net — We recorded special charges, net, of $45.5 in 2004 compared to $44.7 in 2003. The special charges for 2004 and 2003 include asset write-downs and cash costs associated with work force reductions, initiatives to divest or consolidate manufacturing and sales facilities, asset divestures, and the exit of other operations. The asset write-downs for 2004 include $14.2 of non-disposal related impairment charges at our Fluid Power and Contech businesses recorded in accordance with the provisions of SFAS No. 144. The components of special charges, net, for 2004 and 2003 are as follows:

	2004	2003
Non-cash asset write-downs	$23.8	$12.4
Employee termination costs	14.3	22.4
Facility consolidation costs	7.8	6.2
Other cash costs	2.5	3.7
Gain on the sale of assets	(2.9)	—

	$45.5	$44.7

        Impairment of goodwill and indefinite lived intangible assets — In 2004, we recorded a charge of $246.8 for the impairment of goodwill and indefinite lived intangible assets at our Dock Products, Fluid Power, Radiodetection, and TPS businesses. The Dock Products charge of $71.5 was recorded in the third quarter, while the charges for Fluid Power, Radiodetection, and TPS of $60.3, $89.4, and $25.6, respectively, were recorded in the fourth quarter. There were no such charges in 2003.

        Other income (expense), net — In 2004, other expense, net, totaled ($9.2) compared to income in 2003 of $47.4. The 2004 other expense, net, related primarily to foreign currency transaction losses of $7.1. The other income, net, in 2003 included a gain, net of related expenses, of $41.9 associated with the settlement of a patent infringement lawsuit against Microsoft Corporation (See Note 14 to our Consolidated Financial Statements for further discussion) and gains of $15.5 associated with the sale of assets, including the sale of our 20% interest in the Assa Abloy door joint venture and the sale of non-core property and equipment, offset by $7.9 of foreign currency transaction losses.

        Interest expense, net — In 2004, interest expense, net, was $154.0 compared to $187.7 in 2003. The decrease is due primarily to the $200.0 debt repayment of our Tranche B term loan in December 2003, repurchases of $78.9 of senior notes in the third and fourth quarters of 2004, and the impact of our interest rate swap contracts. The ineffective portion of our swap contracts has been recognized in earnings as a component of interest expense and resulted in a credit of $2.0 in 2004. The $2.0 is comprised of a credit of $10.0 associated with the ineffective portion of our swaps, offset by a charge of $8.0 relating to the termination of swaps in connection with the January 2005 repayment of $400.0 of our Tranche A and Tranche B term loans. Interest expense for 2004 also included $2.6 of charges relating to the repurchase of the senior notes. Interest expense for 2003 included charges of approximately $11.1 related to accounting for our interest rate swap contracts and the write-off of deferred financing fees.

        Income taxes — The effective income tax rate on the 2004 pre-tax loss was 21.6% compared to 41.9% on the 2003 pre-tax income. In 2004, we recorded impairment charges of $246.8 relating to the write-off of goodwill and indefinite lived intangible assets of certain of our reporting units. The income tax benefit associated with these charges was $19.5 as there is only a minimal amount of tax basis in the goodwill that was written off. During 2004, we also reduced our income tax provision by $38.3 associated with changes in estimates of income tax liabilities. These changes in estimates resulted from the closure of certain matters with the IRS relating to the 1995 to 1997 income tax returns of General Signal Corporation and SPX Corporation and the 2000 income tax return of UDI. General Signal was acquired through a reverse acquisition in 1998, and UDI was acquired in 2001. We reassess the adequacy of income tax liabilities at the end of each reporting period, taking into account the results of local, state, federal or foreign statutory audits, as well as estimates and judgments used. In addition, the 2004 income tax benefit includes approximately $20.4 of Federal income taxes associated with the December 2004 repatriation of foreign earnings. Lastly, in 2005 we intend to repatriate $500.0 of foreign earnings under the terms of the AJCA and have provided for the estimated tax cost of the repatriation during 2004. Prior to 2004, deferred taxes had been provided for undistributed earnings of certain subsidiaries. These taxes totaled approximately $58.0 at the end of the third quarter of 2004 and were established at tax rates that are higher than those that will apply under the AJCA provisions. We currently estimate that the tax cost for the 2005 repatriation will be approximately $38.0, including the tax cost on the repatriation of the earnings of certain subsidiaries that were not considered indefinitely reinvested.

        Equity earnings in joint ventures — In 2004, equity earnings in joint ventures were $26.0 compared to $34.3 in 2003. The decrease is due primarily to the divesture of our 20% interest in the Assa Abloy door joint venture in the third quarter of 2003 and a legal charge at our EGS joint venture in 2004. The Assa Abloy door joint venture contributed $5.4 of income in 2003, while our share of the 2004 legal charge at EGS was $3.8.

        Discontinued operations — In 2004, we recorded income from discontinued operations, net of tax, of $97.6 compared to $94.4 in 2003. Income (loss) from discontinued operations, by business, is as follows for 2004 and 2003:

	2004	2003
Bomag	$35.3	$42.5
EST	45.3	47.7
Kendro	30.8	34.6
Others	(13.8)	(30.4)

Income from discontinued operations	$97.6	$94.4

        Income from discontinued operations for 2004 included a combined loss, net of tax, of ($23.6) associated with the sale of our municipal water valve, inspection gauging system, and axial fan businesses. Income from discontinued operations for 2003 included a loss, net of tax, of $18.9 associated with the sale of Inrange. In addition, income from discontinued operations for both 2004 and 2003 includes the allocation of $10.2 of interest expense associated with the provision under our credit agreement that requires that the first $150.0 of proceeds from business dispositions be applied to outstanding balances under our credit facility, including the term loans. No other corporate costs have been allocated to discontinued operations.

Consolidated Results of Operations: 2003 Compared to 2002

        Revenues — Revenues of $3,815.7 increased by $176.5, or 4.8%, from $3,639.2 in 2002. By segment, revenues increased by 46.0% in the Cooling Technologies and Services segment, 7.5% in the Flow Technology segment, and 10.6% in the Service Solutions segment, and decreased (17.9)% in the Industrial Products and Services segment, and increased 14.9% in the Technical Products and Systems segment. The overall increase in revenues was due primarily to bolt-on acquisitions completed in the latter half of 2002 and in 2003. Organic revenues declined 6.1%. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on revenues of approximately 2.7%.

        Gross margin — In 2003, gross margins were 28.2% compared to 30.9% in 2002. The decrease was due primarily to global competition and pricing pressures, particularly at our Waukesha Electric Systems business, acquisitions completed in the latter half 2002 and in 2003 of companies that have historically lower margins than our existing businesses, and reduced demand for high margin products and services at our Dielectric, Radiodetection and Vance businesses. In addition, gross margins in 2003 were impacted by inventory write-downs and operating inefficiencies at our Fluid Power business associated primarily with facility consolidation and outsourcing actions across this business, a $2.4 net warranty charge at our Weil-McLain business associated with a change in estimate based on experience with specific product warranty claims, and $3.9 of costs associated with a transition from an insolvent supplier at our Contech business. In 2002, we recorded charges to cost of products sold of $12.6 for inventory related to discontinued products associated with restructuring and other product changes in our Flow Technology and Service Solutions segments.

        Selling, general and administrative expense (SG&A) — In 2003, SG&A expense was $674.5, or 17.7% of revenues, compared to $617.2, or 17.0% of revenues, in 2002, an increase of $57.3. The increase was driven primarily by acquisitions completed in the latter half of 2002 and in 2003 and lower pension income in 2003. In 2003, we realized an $8.9 benefit from operational cost improvements at an environmental remediation site in California and a $3.3 favorable impact due to the final settlement of a commercial sales contract matter. In addition, we recorded $3.5 of corporate expense associated with the re-audit of our 2000 and 2001 financial statements performed in connection with the discontinued operations treatment for the sale of Inrange and a charge of $3.6 related to a commercial sales contract settlement in our Dielectric business.

        Intangible amortization — In 2003, intangible amortization was $7.4 compared to intangible amortization of $5.0 in 2002. The increase can be attributed primarily to definite lived intangibles acquired during 2002 and 2003 that are subject to amortization.

        Special charges, net — We recorded special charges, net, of $44.7 in 2003 and $77.4 in 2002. The special charges include asset impairments and cash costs associated with work force reductions, initiatives to divest or consolidate manufacturing facilities, asset divestitures, and the exit of other operations. The components of special charges for 2003 and 2002 were as follows:

	2003	2002
Non-cash asset write-downs	$12.4	$19.1
Employee termination costs	22.4	41.8
Facility consolidation costs	6.2	8.3
Other cash costs	3.7	8.2

Total	$44.7	$77.4

        Other income (expense), net — Other income, net, totaled $47.4 in 2003 compared to other expense, net, in 2002 of ($1.6). In the fourth quarter of 2003, we realized a $41.9 gain, net of related expenses, associated with the settlement of a patent infringement lawsuit against Microsoft Corporation (see Note 14 to our Consolidated Financial Statements for further discussion.) In 2003, we also recorded gains of $15.5 million associated with the sale of assets, including the sale of our 20% interest in the Assa Abloy door joint venture and the sale of non-core property and equipment. These gains were partially offset by ($7.9) of foreign currency transaction losses. Other expense of ($1.6) in 2002 related primarily to a loss of ($10.3) on the sale of substantially all of the assets and liabilities of a non-strategic machinery equipment product line and a material handling product line and foreign currency transaction losses of ($1.3). These losses were substantially offset by a gain on the settlement of a contract dispute.

        Interest expense, net — In 2003, interest expense was $187.7 compared to $158.9 in 2002. The higher interest expense was due primarily to charges associated with the refinancing and repayment of debt in the fourth quarter of 2003 and incremental interest expense related to our $500.0 and $300.0 senior note offerings completed in December 2002 and June 2003, respectively. Interest expense for 2003 also included charges of approximately $11.1 related to accounting for interest rate swaps and a non-cash write-off of deferred financing fees.

        Income taxes — The effective income tax rate in 2003 was 41.9% compared to 45.3% in 2002. The IRS completed income tax audits through the 1997 tax year for UDI, which we acquired in 2001, and the statute of limitations has expired for tax years through 1999. The effective income tax rate for the year was lower, in part, due to the favorable completion of these audits, a change in the sources of income by jurisdiction, and a reduction in state income taxes.

        Equity earnings in joint ventures — In 2003, equity in earnings of joint ventures was $34.3 compared to $36.6 in 2002. The decrease is due primarily to the divestiture of our 20% interest in the Assa Abloy door joint venture in the third quarter of 2003.

        Change in accounting principle — On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements changed the accounting for business combinations, goodwill and intangible assets. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001, and the amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted the provisions of SFAS No. 142, as required, on January 1, 2002. In connection with adopting the provisions of SFAS No. 142, our transition impairment testing resulted in a $148.6 impairment of recorded goodwill associated with our Filtran business and Fluid Power business. Accordingly, this amount was written off as a transition impairment charge and recorded as a change in accounting principle. The impaired goodwill was not deductible for income tax purposes.

        Discontinued operations — We reclassified income (loss) of businesses discontinued in 2004. Accordingly, for 2003, we recorded income from discontinued operations, net of tax, of $94.4 compared to $111.7 in 2002. Income (loss) from discontinued operations, by business, is as follows for 2003 and 2002:

	2003	2002
Bomag	$42.5	$43.1
EST	47.7	35.1
Kendro	34.6	48.3
Others	(30.4)	(14.8)

Income from discontinued operations	$94.4	$111.7

        Income from discontinued operations for 2003 included a loss, net of tax, of $18.9 associated with the sale of Inrange. In addition, income from discontinued operations for both 2003 and 2002 includes the allocation of $10.2 of interest expense associated with the provision under our credit agreement that requires that the first $150.0 of proceeds from business dispositions be applied to outstanding balances under our credit facility, including the term loans. No other corporate costs have been allocated to discontinued operations.

Segment Results Of Operations:

Segment Reported Results

	2004	2003	2002
Revenues:
Cooling Technologies and Services	$780.3	$613.5	$420.3
Flow Technology	1,066.6	915.2	851.4
Service Solutions	870.4	751.9	680.0
Industrial Products and Services	1,090.6	1,012.0	1,232.3
Technical Products and Systems	564.1	523.1	455.2

Total Revenues	$4,372.0	$3,815.7	$3,639.2

Segment Income:
Cooling Technologies and Services	$69.3	$69.4	$45.3
Flow Technology	144.8	160.2	158.4
Service Solutions	92.9	85.6	84.7
Industrial Products and Services	63.1	87.3	177.1
Technical Products and Systems	45.9	56.7	83.8

Total Segment Income	416.0	459.2	549.3
General Corporate	(132.8)	(64.9)	(35.1)
Special Charges, Net	(45.5)	(44.7)	(90.0)
Impairment of Goodwill and Indefinite Lived Intangible Assets	(246.8)	—	—

Consolidated Operating Income (Loss)	$(9.1)	$349.6	$424.2

Segment Results of Operations: 2004 Compared to 2003

Cooling Technologies and Services

        Revenues — Revenues increased from $613.5 in 2003 to $780.3 in 2004, an increase of $166.8, or 27.2%. The increase was due primarily to the Hamon acquisition in December 2003, organic revenue growth of 1.0%, and the strength of foreign currencies relative to the U.S. dollar. The Hamon acquisition contributed incremental revenues in 2004 of $127.5. The increase in organic revenue primarily is the result of strong product demand in Asia and service revenues in Europe. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on revenues of 5.3%.

        Segment income — Segment income decreased from $69.4 in 2003, or 11.3% of revenues, to $69.3 in 2004, or 8.9% of revenues. The decrease in segment margins is due primarily to changes in product mix (e.g., a shift from high margin wet cooling products and services to lower margin dry cooling products and services), raw material cost increases, and acquisition dilution. In addition, 2004 and 2003 segment income included benefits of $2.5 and $8.9, respectively, from operational cost improvements at an environmental remediation site in California.

Flow Technology

        Revenues — Revenues increased from $915.2 in 2003 to $1,066.6 in 2004, an increase of $151.4, or 16.5%. The increase was due primarily to the McLeod Russel acquisition in January 2004. The McLeod Russel acquisition contributed incremental revenues of $120.0 in 2004. Organic revenues for the segment increased by 0.1%. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of 2.9%.

        Segment income — Segment income decreased from $160.2 in 2003, or 17.5% of revenues, to $144.8 in 2004, or 13.6% of revenues. The decrease in segment income and margins is due primarily to operating inefficiencies and inventory write-downs of $10.2 at our Valves and Controls business, various operating issues at our Air Treatment business, raw material cost increases, and acquisition dilution.

Service Solutions

        Revenues — Revenues increased from $751.9 in 2003 to $870.4 in 2004, an increase of $118.5, or 15.8%. The increase was due primarily to organic revenue growth of 9.8%. The organic revenue growth was due to increased demand for dealer equipment services ("DES") and aftermarket mechanical tools and higher global demand for original equipment tools. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of 2.1%.

        Segment income — Segment income increased from $85.6 in 2003, or 11.4% of revenues, to $92.9 in 2004, or 10.7% of revenues. The decrease in segment margins is due primarily to unfavorable changes in customer mix (e.g., a larger proportion of lower margin dealer equipment services).

Industrial Products and Services

        Revenues — Revenues increased from $1,012.0 in 2003 to $1,090.6 in 2004, an increase of $78.6, or 7.8%. The increase was due primarily to organic revenue growth of 7.6%. The increase in organic growth is primarily the result of increased demand for power equipment at our Waukesha Electric Systems business and increased revenues at our Dock Products business associated with price increases and new product introductions. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of 1.1%.

        Segment income — Segment income decreased from $87.3 in 2003, or 8.6% of revenues, to $63.1 in 2004, or 5.8% of revenues. The decrease in segment income and margins is due primarily to an operating loss of $(19.5) at our Dock Products business in 2004, raw material cost increases across the segment, and competitive pressures at our Waukesha Electric Systems and Filtran businesses. Much of the Dock Products operating loss in 2004 is attributable to operating inefficiencies associated with the start-up of a new facility in Reynosa, Mexico, increases in steel costs, and $3.9 of accounts receivable write-downs primarily from one distributor.

Technical Products and Systems

        Revenues — Revenues increased from $523.1 in 2003 to $564.1 in 2004, an increase of $41.0, or 7.8%. The increase was due primarily to the impact of bolt-on acquisitions and increased revenues at our GFI Genfare business as a result of the timing of contracts and our Vance business as a result of increased demand for security protection services associated with the Middle East conflict and the 2004 Summer Olympics. Volumes at GFI Genfare are highly correlated to the timing of large contracts with municipalities, which can cause fluctuations in revenues for the business from period to period. The increased revenues at GFI Genfare and Vance were offset by declines in revenues at Dielectric associated primarily with delays in the digital TV rollout in the U.S., lower demand for telecommunications line management systems, and lower service revenues, resulting in a net decline in organic revenue growth of 1.3%. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of 1.8%.

        Segment income — Segment income decreased from $56.7 in 2003, or 10.8% of revenues, to $45.9 in 2004, or 8.1% of revenues. The decrease in segment income and margins is due primarily to a $7.5 inventory write-down associated with the discontinuance of certain utility and telecommunications product lines at our Radiodetection business.

Corporate Expenses

        Corporate expenses were $132.8 in 2004 compared to $64.9 in 2003. The increase was due primarily to increases in restricted stock, pension, legal, and professional fee expenses, partially offset by a decrease in incentive compensation. Restricted stock expense totaled $9.1 in 2004 compared to $5.4 in 2003. Pension expense, inclusive of curtailment gains/losses, for 2004 totaled $9.7 compared to pension income in 2003 of $11.9. Incremental legal expenses totaled $16.5 in 2004, while the additional professional fees, related primarily to the implementation of regulatory requirements associated with the Sarbanes-Oxley Act of 2002, totaled approximately $7.0 in 2004. The decline in incentive compensation is due primarily to lower profitability in 2004 and the fact that nine members of our senior management group agreed to forego their 2004 incentive compensation. In addition, 2004 corporate expenses included $15.5 of separation costs associated with the retirement and resignation of our then Chairman, President, and Chief Executive Officer in December of 2004.

Segment Results of Operations: 2003 Compared to 2002

Cooling Technologies and Services

        Revenues — Revenues increased from $420.3 in 2002 to $613.5 in 2003, an increase of $193.2, or 46.0%. The increase was due primarily to the acquisition of Balcke Cooling Products Group ("Balcke") in the third quarter of 2002 and organic revenue growth of 7.3%. The Balcke acquisition contributed incremental revenues in 2003 of $135.2. The increase in organic revenue is primarily the result of global demand for large construction cooling technology products and reconstructive services. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of 5.9%.

        Segment income — Segment income increased from $45.3 in 2002, or 10.8% of revenues, to $69.4 in 2003, or 11.3% of revenues. The increase in segment margins is due primarily to an $8.9 benefit from operational cost improvements at an environmental remediation site in California.

Flow Technology

        Revenues — Revenues increased from $851.4 in 2002 to $915.2 in 2003, an increase of $63.8, or 7.5%. The increase was due primarily to bolt-on acquisitions completed in 2002 and 2003. Organic revenues declined by 2.8%. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of 3.8%.

        Segment income — Segment income increased from $158.4 in 2002, or 18.6% of revenues, to $160.2 in 2003, or 17.5% of revenues. The decrease in segment margins was due primarily to bolt-on acquisitions completed in 2002 and 2003 of companies that have historically lower margins than our existing businesses.

Service Solutions

        Revenues — Revenues increased from $680.0 in 2002 to $751.9 in 2003, an increase of $71.9, or 10.6%. The increase was due primarily to organic revenue growth of 6.7%. The organic revenue growth resulted primarily from (1) strong specialty tool sales in North America and Europe driven by new product introductions and (2) strong domestic dealer equipment service revenue due to a broad-range of products and service offerings to the U.S. dealership market. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of 3.6%.

        Segment income — Segment income increased from $84.7 in 2002, or 12.5% of revenues, to $85.6 in 2003, or 11.4% of revenues. The decrease in segment margins is due primarily to higher distributor revenues, which have lower average margins.

Industrial Products and Services

        Revenues — Revenues decreased from $1,232.3 in 2002 to $1,012.0 in 2003, a decrease of $220.3, or 17.9%. The decrease was due primarily to a 45% revenue decline at our Waukesha Electric Systems business as the power generation market experienced reduced demand and pricing pressures, resulting in an overall decline in organic revenues for the segment of 15.8%. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on revenues of 0.8%.

        Segment income — Segment income decreased from $177.1 in 2002, or 14.4% of revenues, to $87.3 in 2003, or 8.6% of revenues. The decrease in segment income and margins is due primarily to the market declines at Waukesha Electric Systems noted above and inventory write-downs and operating inefficiencies at our Fluid Power business. In 2003, we also incurred approximately $3.9 of costs associated with a transition from an insolvent supplier at our Contech business.

Technical Products and Systems

        Revenues — Revenues increased from $455.2 in 2002 to $523.1 in 2003, an increase of $67.9, or 14.9%. The increase was due to bolt-on acquisitions completed in 2002 and 2003, primarily Vance International in October 2002 and Brookstone by our Dielectric business in January 2003. Organic revenues decreased 18.5% in 2003 due primarily to delays in the digital TV rollout in the U.S. and lower demand for telecommunication line management systems. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on revenues of 1.8%.

        Segment income — Segment income decreased from $83.8 in 2002, or 18.4% of revenues, to $56.7 in 2003, or 10.8% of revenues. The decrease in segment income and margins is due primarily to a $3.6 charge, including legal costs, associated with an arbitration award against our Dielectric business. In addition, bolt-on acquisitions in the latter half of 2002 and in 2003 of companies that have historically lower margins than our existing businesses negatively impacted segment margins in 2003.

Corporate Expenses

        Corporate expenses were $64.9 in 2003 compared to $35.1 in 2002. The increase was due primarily to (1) a decrease in pension income of $21.2 in 2003, (2) expenses associated with the re-audit of our 2000 and 2001 financial statements performed in connection with the discontinued operations treatment for the sale of Inrange, (3) incremental year-over-year compensation expense associated with a July 2002 restricted stock grant made to our then Chairman, President and Chief Executive Officer, and (4) increased costs for accounting, legal, and professional fees primarily associated with the new requirements of the Sarbanes-Oxley Act of 2002.

Non-GAAP Measures

        Organic revenue growth (decline) presented herein represents total revenues, excluding the impact of acquisitions, divestitures and foreign currency changes. We have included this non-GAAP measure as we believe this metric can be a useful financial measure in evaluating the normal operating performance of the company for the periods presented because it excludes items that are either not completely under management's control or not an accurate reflection of the underlying growth of the company. This metric is not a measure of financial performance under GAAP and should not be considered a substitute for overall revenue growth (decline) as determined in accordance with GAAP. Refer to the following table for organic revenue growth (decline) by segment and on a consolidated basis, as defined herein, and for its reconciliation to overall revenue growth (decline) for the periods presented:

2004 Compared to 2003

	Net Revenue Growth	Acquisitions /Divestitures		Foreign Currency	Organic Revenue Growth (Decline)
Cooling Technologies and Services	27.2%	20.9%		5.3%	1.0%
Flow Technology	16.5%	13.5%		2.9%	0.1%
Service Solutions	15.8%	3.9%		2.1%	9.8%
Industrial Products and Services	7.8%	(0.9%	)	1.1%	7.6%
Technical Products and Systems	7.8%	7.3%		1.8%	(1.3%	)
Consolidated	14.6%	8.2%		2.5%	3.9%

2003 Compared to 2002

	Net Revenue Growth (Decline)		Acquisitions /Divestitures		Foreign Currency	Organic Revenue Growth (Decline)
Cooling Technologies and Services	46.0%		32.8%		5.9%	7.3%
Flow Technology	7.5%		6.5%		3.8%	(2.8%	)
Service Solutions	10.6%		0.3%		3.6%	6.7%
Industrial Products and Services	(17.9%	)	(2.9%	)	0.8%	(15.8%	)
Technical Products and Systems	14.9%		31.6%		1.8%	(18.5%	)
Consolidated	4.8%		8.2%		2.7%	(6.1%	)

Liquidity and Financial Condition

        Listed below are the cash flows from (used in) operating, investing, financing activities and discontinued operations, and the net change in cash and cash equivalents for the years ended 2004, 2003 and 2002.

	2004	2003	2002
Continuing Operations:
Cash flows from operating activities	$19.8	$418.8	$292.2
Cash flows (used in) from investing activities	(97.7)	25.5	(157.4)
Cash flows used in financing activities	(200.9)	(413.9)	(100.1)
Cash flows from discontinued operations	144.8	134.1	61.2

Net change in cash and equivalents	$(134.0)	$164.5	$95.9

2004 Compared to 2003:

        Operating activities — In 2004, cash flows from operating activities totaled $19.8 compared to $418.8 in 2003. The decline in cash flow from operating activities is due primarily to a year-over-year decline in cash flows from working capital of $252.2. The year-over-year decline in cash flows from accounts receivable and other totaled $165.6, and resulted primarily from long-cycled contracts in Asia for our Cooling Technologies and Services segment where a large portion of customer payments typically are received in the latter stages of the contract, the discontinuance at the beginning of the fourth quarter of 2004 of non-recourse sales of trade receivables, and a reduction in the level of early payment customer discounts in the fourth quarter of 2004 compared to the same quarter of 2003. During the fourth quarter of 2003, proceeds from non-recourse sales of trade receivables totaled $30.6. In addition, cash from inventories declined on a year-over-year basis by $56.3 primarily due to organic growth within our Service Solutions segment. In 2003, cash flows from operations included $60.0 associated with the settlement of a patent infringement case against Microsoft Corporation, while 2004 cash flows from operations included payments of approximately $15.0 million relating to the case.

        Investing activities — In 2004, cash flows used in investing activities totaled $97.7 compared to cash flows from investing activities of $25.5 in 2003. Cash used for business acquisitions totaled $125.8 in 2004 compared to $190.9 in 2003. During 2004, we completed six acquisitions, while in 2003 we completed ten. Proceeds from asset and business sales totaled $68.3 in 2004 compared to $255.4 in 2003. The 2004 proceeds from assets and business sales included $28.5 received from the sale of our municipal water valve business and $19.9 from the sale of our axial fan business. The 2003 proceeds from assets and business sales included $132.7 from the sale of Inrange and $76.2 of cash received from the sale of our 20% interest in the Assa Abloy door joint venture. Capital expenditures for 2004 totaled $40.2 compared to $39.0 for 2003.

        Financing activities — Cash flows used in financing activities totaled $200.9 in 2004 compared to $413.9 in 2003. The 2004 cash flows include $80.0 of senior note repurchases and $56.2 of debt repayments relating to debt assumed with the acquisition of McLeod Russel and scheduled repayments of the Tranche A and B terms loans. We paid dividends of $56.8 in 2004 in conjunction with the implementation of our quarterly dividend program. In addition, we spent $42.3 to repurchase 1.1 shares of our common stock during the third quarter of 2004. These amounts were partially offset by cash proceeds of $41.9 from the exercise of employee stock options. Cash flows from financing activities in 2003 consisted primarily of the retirement of $236.9 of Liquid Yield Option Notes ("LYONs"), the net repayment of $165.8 of borrowings due primarily to the early retirement of $200.0 owed under our credit facility, and $315.4 spent to repurchase 7.3 shares of our common stock, offset by our issuance of $300.0 of senior notes in June 2003.

        Discontinued operations — Cash flows from discontinued operations were $144.8 in 2004 compared to $134.1 in 2003. The increase in cash flows from discontinued operations is due primarily to increased cash flows at EST in 2004 due to a decline in acquisitions and additional borrowings in 2004 by Bomag under its extended accounts payable program, offset by lower cash flows at Kendro during 2004.

2003 Compared to 2002:

        Operating Activities — In 2003, cash flows from operating activities totaled $418.8 compared to $292.2 in 2002. The primary factors contributing to the increase in operating cash flow in 2003 as compared to 2002 were a $160.2 year-over-year improvement in net working capital and lower cash spending for restructuring actions. In 2003, working capital provided $56.8 of cash inflows compared to outflows of $103.4 in 2002. Of the $96.5 year-over-year improvement in accounts receivable and other, approximately $30.6 was related to non-recourse sales of certain trade receivables. Of the $26.2 year-over-year improvement in accounts payable, accrued expenses, and other, the majority related to lower payments for interest and income taxes. In addition, cash spending on restructuring actions was $19.8 lower in 2003, which was driven primarily by restructuring activity and related special charges at levels below those in 2002. Cash flows from operating activities included $60.0 and $34.8 in 2003 and 2002, respectively, related to favorable patent litigation settlements.

        Investing Activities — In 2003, cash flows from investing activities totaled $25.5 compared to cash flows used in investing activities of $157.4 in 2002. Cash used for business acquisitions totaled $190.9 in 2003 compared to $190.2 in 2002. During 2003, we completed ten acquisitions, while in 2002 we completed eight. Proceeds from asset and business sales totaled $255.4 in 2003 compared to $100.9 in 2002. The 2003 proceeds from asset and business sales included $132.7 from the sale of Inrange and $76.2 of cash received from the sale of our 20% interest in the Assa Abloy door joint venture, while the 2002 proceeds related primarily to the sale of a non-strategic machinery equipment product line and a material handling product line. Capital expenditures for 2003 totaled $39.0 compared to $62.0 in 2002.

        Financing Activities — Cash flows used in financing activities totaled $413.9 in 2003 compared to $100.1 in 2002. The 2003 cash flows include the retirement of $236.9 of LYONs, the net repayment of $165.8 of borrowings due primarily to the early retirement of $200.0 owed under our credit facility, and $315.4 spent to repurchase 7.3 shares of our common stock, offset by our issuance of $300.0 of senior notes in June 2003. In 2002, we spent $172.9 to repurchase 3.6 shares and received $73.3 under stock warrant and stock incentive programs. All outstanding stock warrants were exercised in 2002, and the variability in cash received from stock option exercises is correlated to the market price of our common stock.

        Discontinued operations — Cash flows from discontinued operations were $134.1 in 2003 compared to $61.2 in 2002. Cash flows from discontinued operations were higher in 2003 due to increases in operating cash flows at EST and Kendro and additional borrowing in 2003 by Bomag under its extended accounts payable program.

Debt

        The following summarizes our debt outstanding and unused credit availability, as of December 31, 2004:

	Total Commitment		Amount Outstanding		Unused Credit Availability
Revolving credit loan	$500.0		$0.0		$320.4	(1)
Tranche A term loan	191.3		191.3		—
Tranche B term loan	882.1		882.1		—
LYONs, net of unamortized discount of $364.2	658.5		658.5		—
7.5% senior notes	472.5		472.5		—
6.25% senior notes	248.6		248.6		—
Other borrowings	73.1		73.1		—

Total	$3,026.1	(3)	$2,526.1	(2)(3)	$320.4

(1)
The unused credit availability is reduced by $179.6 of letters of credit outstanding as of December 31, 2004.

(2)
Includes short-term debt and current maturities of long-term debt of $111.8 as of December 31, 2004.

(3)
On January 7, 2005, we paid down $128.5 of our Tranche A term loan and $271.5 of our Tranche B term loan. See Note 12 to the Consolidated Financial Statements for further discussion of the pay down of the Tranche A and B term loans.

Credit Facility

        Our credit facility includes our Tranche A and Tranche B term loans along with our revolving credit loan. Aggregate maturities of the term loans as of December 31, 2004 are $48.3 in 2005, $53.9 in 2006, $59.5 in 2007, $275.1 in 2008, and $636.6 in 2009.

        On January 7, 2005, we repaid $128.5 and $271.5 of the Tranche A and B term loans, respectively. These repayments were applied to the term loans in direct order of maturity, as allowed under the amendment to the credit agreement dated December 22, 2004 (see below for further discussion of this amendment). Although no amounts are borrowed under our revolving credit loans at December 31, 2004, any future borrowings under these loans would mature in 2008, when the facility expires, but could be repaid at any time before 2008.

        On February 12, 2004, we refinanced our credit facility to reduce the applicable rate on our Tranche B term loan. We also amended certain covenants to, among other things, increase our flexibility associated with the mandatory repayment of debt and disposition of assets. On December 22, 2004, we amended our credit facility to increase our flexibility to use proceeds from dispositions. As a result, we are not required to prepay term loans or reinvest proceeds from the dispositions of Bomag or EST, in excess of the first $150.0 required to be applied to prepay term loans. The amendment also adds flexibility for the use of proceeds from the sale of additional assets. In addition, the amendment provides that if the credit facilities are rated Ba3 or lower by Moody's or BB+ or lower by Standard & Poors, the interest margin will generally increase by 0.25%. On March 7, 2005, Standard & Poors adjusted the rating on our credit facility to BB+, resulting in the 0.25% margin increase on our credit facility. Lastly, the amendment modifies the formula relating to permitted stock buy-backs, including permitting us to purchase unlimited amounts of our equity if our ratio of Consolidated Debt to Consolidated EBITDA is less than 2.5 to 1.0.

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

        Our credit facility also requires scheduled principal payments of the term loans and issuances of subordinated debt under certain circumstances.

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

        Under the credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During 2004, interest on the term loans generally was calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the foreseeable future. The Applicable Rate for the revolving loans and the Tranche A and B term loans is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate in effect after the December 2004 amendment and the rate adjustment by Standard & Poors is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A and B term loans and revolving loans	Between 2.00% and 2.50%	Between 1.00% and 1.50%

        Our $500.0 of revolving loans available under our credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. As of December 31, 2004, the revolving credit loans were unused; however, the aggregate available borrowing capacity was reduced by $179.6 of letters of credit outstanding as of December 31, 2004.

        Our credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries.

        Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) as of the last day of any period of four consecutive quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive quarters to be less than 3.50 to 1.00. For the year ending December 31, 2004, our Consolidated Leverage Ratio was 2.99 to 1.00 and our Consolidated Interest Coverage Ratio was 4.39 to 1.00.

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

        During 2004, we repurchased $51.4 and $27.5 of the 6.25% senior notes and 7.5% senior notes, respectively. In connection with these repurchases, we recorded a charge of $2.6 to interest expense relating to the write-off of debt acquisition costs and the net premium associated with the repurchases of the notes.

        The indentures governing the notes contain a number of covenants that limit our ability, and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. As a result of the significant non-cash impairment charges for goodwill, indefinite lived intangible assets, and other assets incurred during the fourth quarter of 2004, we currently have $0.8 of available capacity under the senior note indenture to make restricted payments, which includes paying cash dividends or repurchasing our stock. As noted below, we have made an offer for the tender of the senior notes. Holders of more than the required 50% of the senior notes have expressed a willingness to tender the notes and consent to the amendment of the senior note indentures, which will eliminate most of the covenants. The closing of the tender offer is contingent on the closing of the sale of our EST business; however, we could waive this closing condition and pay for the tendered notes with other funds, including the proceeds from the sale of our Kendro business, if available. Under the indentures, none of our subsidiaries are restricted from paying dividends to us.

        In February 2005, we announced that we had commenced cash tender offers to purchase any and all of the outstanding 6.25% senior notes and the 7.5% senior notes (collectively, the "Notes"), as well as the related consent solicitations to amend the indenture governing each series of Notes. The total consideration to be paid for each validly tendered 6.25% senior note will be based on a fixed spread of 62.5 basis points over the yield to maturity of the 5% U.S. Treasury Note due February 15, 2011. The total consideration to be paid for each validly tendered 7.5% senior note will be based on a fixed spread of 62.5 basis points over the yield to maturity of the 3% U.S. Treasury Note due November 15, 2007. The foregoing amounts will include a consent payment of $30 per $1,000 principal amount of the Notes if the Notes are tendered on or prior to consent time. The consent solicitation and tender offers will expire on March 18, 2005, unless we extend them, and as of the date of this filing, a majority of each of the 6.25% and 7.5% senior notes had tendered into the offer, which would represent receipt of the requisite consents for each of the notes, upon closing of the offer. In the event that we are successful in purchasing all of the Notes, we will record charges of approximately $80.0 for premium and fees paid to redeem the Notes and $14.0 for the write-off of deferred financing costs associated with the Notes.

Liquid Yield Option Notes

        On February 6, 2001, we issued Liquid Yield Option (TM) Notes ("February LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option (TM) Notes ("May LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount of $415.0 due at maturity on May 9, 2021.

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

        As of December 31, 2004, the February and May LYONs had accreted carrying values of $640.8 and $17.7, respectively, classified as long-term debt.

        SFAS No. 78 "Classification of Obligations That are Callable by the Creditor" requires that obligations that are by their terms, due upon demand within one year of the balance sheet date be considered short-term obligations, unless the obligor has the ability and the intent to refinance. The May LYONs have a put option date within twelve months of December 31, 2004. However, we have classified the full-accreted value of the May LYONs, $17.7, as long-term debt as we have the ability and intent at December 31, 2004, through the availability of our revolving loans, to refinance the full amount of any May LYONs that may be put to us. The next put date for the February LYONs is February 6, 2006 and therefore all of the February LYONs outstanding at December 31, 2004 are classified as long-term debt. In addition to using our revolving loans for the long-term portion of the LYONs, we may use cash or other capital market financing to fund the short-term portion of these obligations if they are put to us or reach maturity.

        The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, holders of the LYONs are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that any of the February LYONs or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. The amount of tax recapture we may be subject to at the next put dates of May 9, 2005 and February 6, 2006, if the LYONs are put to us, is $1.8 and $100.6, respectively.

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

(2)
During any period in which the credit rating assigned to the LYONs by either Moody's or Standard & Poor's is at or below a specified level; and

(3)
Upon the occurrence of certain corporate transactions, including a change in control.

        In addition, a holder may surrender for conversion, at the accreted value, a LYON for redemption even if it is not otherwise convertible at such time.

        The conversion rights based on predetermined accretive values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices — For the Next Twelve Months:
2005 First Quarter	$87.25	$85.40
2005 Second Quarter	$87.63	$85.89
2005 Third Quarter	$88.02	$86.39
2005 Fourth Quarter	$88.41	$86.89

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

        In October 2004, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share." Under the EITF's conclusion, instruments that are convertible to common stock based on achieving a market price trigger are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. The effective date for the EITF is for reporting periods ending after December 15, 2004 and required retroactive restatement of our diluted earnings per share calculations for all periods presented. See Note 15 to the Consolidated Financial Statements for the calculations of diluted earnings per share.

Other Borrowings

        Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of December 31, 2004, the participating businesses had $15.8 outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of December 31, 2004, the participating businesses had $46.7 outstanding under this arrangement. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms, we have classified these amounts as short-term debt. At December 31, 2003, a total of $64.9 was outstanding under these programs.

Other Financing Activities

        In first nine months of 2004, we entered into sale and assignment transactions whereby certain of our businesses sold without recourse certain accounts receivable. At the beginning of the fourth quarter of 2004, we discontinued the sale of accounts receivable. Net proceeds from similar non-recourse accounts receivable sales were $30.6 at December 31, 2003. Once sold, these receivables are not included on our balance sheet.

        In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. During the third quarter of 2004, we borrowed $1.0 million under the financing agreement, with such balance included in short-term debt at December 31, 2004. Prior to the third quarter of 2004, there were no borrowings under the financing agreement.

Financial Instruments

        We have entered into interest rate protection agreements ("swaps") to hedge the potential impact of increases in interest rates on our variable rate debt portfolio. We account for our swaps as cash flow hedges, and as of December 31, 2004, we had outstanding swaps with maturities to November 2009 that effectively convert $1,100.0 of our variable rate debt to a fixed rate of approximately 6.5%.

        As of December 31, 2004, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive income was $29.1, and we have recorded a long-term liability of $27.9 to recognize the fair value of these swaps. Based on the unrealized losses of our swaps at December 31, 2004, we expect to reclassify $10.0 of our current derivative loss from accumulated other comprehensive income into interest expense during 2005 as the hedged transactions occur. Due to fluctuations in interest rates, however, the derivative loss recorded in accumulated other comprehensive income is subject to change prior to its reclassification into earnings. The ineffective portion of these swaps has been recognized in earnings as a component of interest and resulted in income of $10.0 in 2004 and expense in 2003 of $4.5.

        In connection with the January 7, 2005 repayment of $400.0 of our Tranche A and B term loans, we terminated interest rate swaps with a notional amount of $700.0 for cash of $9.8. In 2003, in connection with the repayment of $200.0 of our outstanding Tranche B term loan, we terminated one interest rate swap with an aggregate notional amount of $200.0 for cash of $3.4. These instruments were included in the portfolio of interest rate swaps designated as cash flow hedges of our variable rate debt portfolio. Because the future interest payments hedged by swaps with a notional amount of $400.0 and $200.0 at December 31, 2004 and 2003, respectively, were no longer probable of occurring, in 2004 and 2003 we recognized $8.0 and $3.4, respectively, in interest expense to reclassify into earnings from accumulated other comprehensive income, the fair value of the related swaps.

        We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. As such, we have entered into foreign currency protection agreements ("FX contracts") to hedge the potential impact of the change in the U.S. dollar versus certain foreign currencies (e.g., the Euro, Pounds Sterling, and Canadian dollar). We account for our FX contracts as cash flow hedges, and as of December 31, 2004, we had outstanding FX contracts with maturities of generally no more than 18 months and an aggregate notional amount of $121.8. As of December 31, 2004, the pre-tax accumulated gain recorded in accumulated other comprehensive income was $4.3, and we have recorded current assets of $5.9 to recognize the fair value of these FX contracts. We expect to reclassify $3.2 of our current

FX contract gains from accumulated other comprehensive income into revenues or cost of goods sold during 2005 as the hedged transactions occur. Due to the fluctuations in currency exchange rates, however, the gain recorded in accumulated other comprehensive income is subject to change prior to reclassification to earnings. The ineffective portion of the FX contract portfolio has been recognized in earnings as a component of other income (expense), net, and resulted in income in 2004 of $1.6. The amounts of FX contracts were not material to our consolidated financial statements prior to 2004.

        From time to time we enter into commodity contracts. Other than the above noted swap and foreign currency arrangements, there were no material derivative instrument transactions during any of the periods presented. We do not enter into financial instruments for speculative or trading purposes; however, such instruments may become speculative if the future cash flows originally hedged are no longer probable of occurring.

Current Liquidity and Principal Payments

        With the closing of the Bomag transaction, as well as the anticipated closing of the EST and Kendro transactions in the first and second quarters of 2005, respectively, we expect to have significant available liquidity to allow us the flexibility to revise our capital structure, invest in technology and our businesses, and make acquisitions. Specifically, we expect to generate net proceeds from these three transactions of approximately $2,000.0. We intend to use these proceeds, along with cash generated from operations, to pay down debt and repurchase equity in 2005.

        We use operating leases to finance certain asset purchases when economically supported by our internal evaluation model. At December 31, 2004, we had $175.5 of future minimum rental payments under leases with remaining non-cancelable terms in excess of one year.

        At December 31, 2004, we had $581.4 of cash available for use and an unused $500.0 revolver under our credit facility. When adjusted by the $179.6 of letters of credit outstanding at December 31, 2004, $320.4 of the revolver was available for immediate use.

        We believe that current cash and equivalents, cash flows from the pending divestitures, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements, and required debt service obligations. In addition, we believe we have the ability and may elect to refinance the LYONs, if put, with other debt.

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

        In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the Board of Directors considers in determining the actual amount of each quarterly dividend include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility and indenture, and other factors deemed relevant. During 2004, we declared and paid dividends of $74.5 and $56.8, respectively. As a result of the significant non-cash impairment charges for goodwill, indefinite lived intangible assets, and other assets incurred during the fourth quarter of 2004, we currently have $0.8 of available capacity under the senior note indenture to make restricted payments, which includes paying cash dividends or repurchasing our stock. We have made an offer for the tender of the senior notes. Holders of more than the required 50% of the senior notes have expressed a willingness to tender the notes and consent to the amendment of the senior note indentures, which will eliminate most of the covenants. The closing of the tender offer is contingent on the closing of the sale of our EST business; however, we could waive this closing condition and pay for the tendered notes with other funds, including the proceeds from the sale of our Kendro business, if available.

        Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable, and interest rate and foreign currency protection agreements.

        Cash and temporary investments and our interest rate and foreign currency protection agreements are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

        Concentrations of credit risk arising from trade accounts receivable are due to selling to a large number of customers in a particular industry. We perform ongoing credit evaluations of our customers' financial conditions and obtain collateral or other security when appropriate. No one customer accounts for more than 10% of our revenues.

        We are exposed to credit losses in the event of nonperformance by counter parties to our interest rate and foreign currency protection agreements, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counter parties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counter parties.

        On a net basis, including both continuing and discontinued operations, we paid $19.5, $5.5 and $21.5 in cash taxes for 2004, 2003 and 2002, respectively. In 2004, we made payments of $61.2 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $41.7. The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. Since these deductions can vary from year to year, the amount of income taxes paid in future years may be greater than amounts paid in 2004, 2003 and 2002.

        As of December 31, 2004, except as discussed in Notes 2 and 14 to the Consolidated Financial Statements and for the following items, we do not have any material guarantees, off-balance sheet arrangements or purchase commitments other than: (1) $329.2 of certain standby letters of credit outstanding, of which $179.6 reduce the available borrowing capacity on our revolving loans; and (2) approximately $187.4 of surety bonds. Of the total letters of credit and surety bonds outstanding at December 31, 2004, $393.7 were for bid, performance or warranty arrangements related to commercial sales arrangements with customers of which the fees are reimbursed by the customer. In addition, $79.1 of our standby letters of credit relate to self-insurance matters and originate from workers' compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals. Except for the previously mentioned matters, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments.

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

        We continually review each of our businesses in order to determine their long term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria were met. There can be no assurances that these acquisitions will not have an impact on our capital financing requirements, will be integrated successfully, or that they may not have a negative effect on our operations. In addition, you should read "Factors That May Affect Future Results" that follows, "Business Segment Information" included in the MD&A and "Item. 1 Business" included in this Form 10-K for an understanding of the risks, uncertainties and trends facing our businesses.

        The following is a summary of our primary contractual obligations:

Contractual Obligations:

	Total	Due within 1 year	Due within 2-3 years	Due within 4-5 years	Due after 5 years
Short-Term Debt	$63.5	$63.5	$—	$—	$—
Long-Term Debt(1)	2,827.8	48.3	124.1	911.6	1,743.8
Purchase and Other Contractual Obligations(2)	179.4	141.8	11.8	10.7	15.1
Future Minimum Lease Payments(3)	175.5	35.8	57.3	36.9	45.5

Total Contractual Cash Obligations(4)(5)	$3,246.2	$289.4	$193.2	$959.2	$1,804.4

(1)
There are various factors that a LYON holder would use in deciding to exercise its put option. These factors include the price and volatility of our common stock, the interest yield on the LYONs above the risk free interest rate and other quantitative and qualitative factors. Based upon the terms of the February and May LYONs, holders may require us to purchase their LYONs on February 6, 2006 and May 9, 2005, respectively. If all the remaining February LYONs were settled in cash on February 6, 2006, we would be required to pay the holders approximately $660.4. If all the remaining May LYONs were settled in cash on May 9, 2005, we would be required to pay the holders approximately $18.1. The amount of tax recapture we may be subject to at the next put dates of May 9, 2005 and February 6, 2006, if the Lyons are put to us, is $1.8 and $100.6 respectively. Due to the uncertainty surrounding the actual exercise of these put options, the full accreted value of the outstanding February and May LYONs has been presented above based on their original maturity dates of February 6, 2021 and May 9, 2021, respectively.

(2)
Represents contractual legally binding commitments to purchase goods and services at specified dates, and amounts payable to our former Chairman, CEO, and President of approximately $9.6, with $1.6 payable in 2005 and $8.0 payable in 2008.

(3)
Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year. As of December 31, 2004, we had no material capital lease obligations.

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

(5)
We do not expect to make any material cash contributions to our primary domestic pension plans in the near future. In 2004, we made contributions and direct benefit payments of $35.7 pursuant to our postretirement benefit plan and other non-funded pension plan obligations, and we expect to make $47.5 of contributions and direct benefit payments to these plans in 2005. See Note 10 to the Consolidated Financial Statements for further disclosure of expected future benefit payments.

New Accounting Pronouncements

        In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements." FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004. Adoption of FIN 46 in the first quarter of 2004 did not have an impact on our financial position or results of operations.

        In March 2004, the EITF of the FASB ratified its consensus on the provisions of EITF Issue 03-6: "Participating Securities and the Two-Class Method Under FASB Statement No. 128." The consensus included numerous issues regarding the calculation of earnings per share for an entity that has participating securities as defined by SFAS No. 128. The adoption of the EITF had no impact on our current or previously reported earnings per share calculations.

        In May 2004, the FASB issued FSP SFAS No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP SFAS No. 106-2 superceded FSP SFAS No. 106-1 and provides disclosure and accounting guidance for the federal subsidy that will be given to health care plan sponsors who provide specified levels of postretirement healthcare prescription benefits. In the third quarter of 2004, we adopted the provisions of FSP SFAS No. 106-2 and made the determination that our postretirement healthcare prescription benefits qualified for the federal subsidy. As a result, measures of the accumulated postretirement obligation and net periodic postretirement benefit cost for 2004 include the effect of the Act on our plan. This adoption of FSP SFAS 106-2 resulted in a reduction in our net periodic benefit cost related to our postretirement plans of $3.3, for the year ended December 31, 2004. Refer to Note 10 of our Consolidated Financial Statements for additional information regarding the adoption of FSP SFAS No. 106-2.

        In October 2004, the EITF reached a consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share." Under the EITF's conclusion, instruments that are convertible to common stock based on achieving a market price trigger are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. At its November 2004 meeting, the EITF declared EITF No. 04-8 effective for all periods ending after December 15, 2004 and accordingly we have reflected the impact of EITF No. 04-8 on our diluted income per share for all periods presented herein. The adoption of EITF 04-8 resulted in the restatement of diluted earnings per share for 2003 and 2002 for the inclusion of the contingent convertible common shares associated with our LYONs. Refer to Note 15 of our Consolidated Financial Statements for the calculation of diluted earnings per share.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the previous guidance in Accounting Research Bulletin No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and its adoption is not expected to have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment (SFAS No. 123R). SFAS No. 123R supercedes APB No. 25 and requires the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the instrument at the grant date. SFAS No. 123R is effective starting with the first interim period beginning after June 15, 2005. We have not issued any stock options since our 2003 option grant and those will become fully vested in the first quarter of 2006. We intend to adopt the modified prospective application of expensing stock options in accordance with SFAS No. 123R. Accordingly, compensation expense will be recognized for these unvested stock options during the period July 1, 2005 through the first quarter of 2006, with such amount totaling approximately $6.0, net of tax. Compensation expense will continue to be recognized for both outstanding unvested restricted stock and restricted stock units in accordance with APB No. 25 and eventually SFAS No.123R, upon its adoption in the third quarter of 2005. For the periods presented, we have provided the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123." Refer to Note 1 to our Consolidated Financial Statements for the disclosure information required under SFAS No. 148.

Factors That May Affect Future Results

Our indebtedness may affect our business and may restrict our operating flexibility.

        At December 31, 2004, we had approximately $2,526.1 in total indebtedness. On that same date, we had $320.4 of available borrowing capacity under our revolving senior credit facility after giving effect to $179.6 reserved for letters of credit outstanding, which reduce the availability under our revolving senior credit facility. In addition, at December 31, 2004, our cash balance was $581.4. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and Note 12 to our Consolidated Financial Statements for further discussion. Subject to certain restrictions set forth in our senior credit facility and the indenture governing our senior notes, we may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may in the future renegotiate or refinance our senior credit facility with agreements that have different or more stringent terms or split our senior credit facility into two or more facilities with different terms. The level of our indebtedness could:

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

        Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations, including our obligations to repurchase the LYONs if the holders of the LYONs require us to repurchase their securities beginning in February 2006 for the February LYONs will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We will not be able to control many of these factors, such as the economic conditions in the markets in which we operate and initiatives taken by our competitors. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures, revising implementation of or delaying strategic plans or seeking additional equity capital. If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements.

We may not be able to finance future needs or adapt our business plan to changes in economic or business conditions because of restrictions placed on us by our senior credit facility, the indenture governing our senior notes and any existing or future instruments governing our other indebtedness.

        Our senior credit facility, the indentures governing our senior notes and other agreements governing our other indebtedness contain, or may contain, a number of significant restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. As a result of the significant non-cash impairment charges for goodwill, indefinite lived intangible assets, and other assets incurred during the fourth quarter of 2004, we currently have $0.8 of available capacity under the senior note indenture to make restricted payments, which includes paying cash dividends or repurchasing our stock. We have made an offer for the tender of the senior notes. Holders of more than the required 50% of the senior notes have expressed a willingness to tender the notes and consent to the amendment of the senior note indentures, which will eliminate most of the covenants. The closing of the tender offer is contingent on the closing of the sale of our EST business; however, we could waive this closing condition and pay for the tendered notes with other funds, including the proceeds from the sale of our Kendro business, if available. We also must comply with certain specified financial ratios and tests. In some cases, our subsidiaries may be subject to similar restrictions that may restrict their ability to make distributions to us. In addition, our senior credit facility, the indentures governing our senior notes and these other agreements contain or may contain additional affirmative and negative covenants as described under MD&A. All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions, as they arise.

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

        As part of our business strategy, we evaluate potential acquisitions in the ordinary course, some of which could be material. We made six acquisitions in 2004 for an aggregate purchase price of $135.4, net of cash acquired and inclusive of debt assumed of $30.5, which excludes consideration held back by us that may be paid in future periods. Our acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

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

        We may not be able to successfully integrate the technology, operations and personnel of any acquired business. Our integration activities may place substantial demand on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business. In addition, any acquired business, technology, service or product could under perform relative to our expectations. We also could experience financial or other setbacks if any of the businesses that we have acquired or may acquire in the future have problems or liabilities of which we are not aware or that are substantially greater than we anticipate. In addition, as a result of future acquisitions, we may further increase our debt level, or if we issue equity securities to pay for acquisitions, significantly dilute our existing shareholders.

Our failure to successfully complete pending dispositions, as well as any future dispositions, could have a negative effect on our cash flows and/or our ability to execute our financial strategy.

        We continually review each of our businesses in order to determine their long term strategic fit. As part of this financial strategy, we evaluate potential dispositions in the ordinary course, some of which could be material. Our currently pending dispositions, including the sale of our EST and Kendro businesses, as well as any future dispositions, involve a number of risks and present financial, managerial and operational challenges. Over the past few months, we have divested our BOMAG business and entered into agreements to divest our EST and Kendro businesses. We expect to generate aggregate net proceeds of approximately $2,000.0 from these divestitures and intend to use these proceeds to pay down debt and repurchase equity. However, these divestitures are subject to a number of customary closing conditions. The sale of our Kendro business is also subject to foreign regulatory approvals. The tender offer for our 6.25% Senior Notes due 2011 and our 7.5% Senior Notes due 2013 is conditioned on the completion of the sale of our EST business. If we do not complete this sale, our 6.25% Senior Notes and 7.5% Senior Notes may remain outstanding and we will remain subject to the covenants of the indentures related to these notes. We have made an offer for the tender of the senior notes. Holders of more than the required 50% of the senior notes have expressed a willingness to tender the notes and consent to the amendment of the senior note indentures which will eliminate most of the covenants. The closing of the tender offer is contingent on the closing of the sale of our EST business; however, we could waive this closing condition and pay for the tendered notes with other funds, including the proceeds from the sale of our Kendro business, if available. If these divestitures, or any future dispositions are not completed in a timely manner, there may be a negative effect on our cash flows and/or our ability to execute our strategy.

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

        We are dependent on the continued services of our leadership team. The loss of these personnel without adequate replacement could have a material adverse effect. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience in order to operate our business successfully. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we were unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

Many of the industries in which we operate are cyclical, and, accordingly, our business is subject to changes in the economy; pressure from original equipment manufacturers to reduce costs could adversely affect our business.

        Many of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including, but not limited to: the automotive industry, which influences our Service Solutions and Industrial Products and Services segments; the electric power and infrastructure markets, which influence our Industrial Products and Services and Cooling Technologies and Services segments; process equipment, chemical and petrochemical markets, which influence our Flow Technology segment; and the non-residential facility construction markets, which influence our Industrial Products and Services segments. Demand for products in our Cooling Technologies and Services segment is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Accordingly, any downturn or competitive pricing pressures in those or other markets in which we participate could adversely affect us. Difficulties at Enron, Dynegy, NRG and other independent power producers has led to a change in the buying habits of some customers in the power generation markets, which has led to lower demand and price levels for our power transformers. A decline in automotive sales and production may not only affect our sales of components, tools and services to vehicle manufacturers and their dealerships, but also sales of components, tools and services to aftermarket customers, and could result in a decline in our results of operations or a deterioration in our financial condition. Similar cyclical changes could also affect aftermarket sales of products in our other segments. There is also substantial and continuing pressure from the major OEMs, particularly in the automotive industry, to reduce costs, including the cost of products and services purchased from outside suppliers such as us. If in the future we were unable to generate sufficient cost savings to offset price reductions, our gross margins could be materially adversely affected. If demand changes and we fail to respond accordingly, our results of operations could be materially adversely affected in any given quarter or period. The downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any material adverse effects to our business. See "MD&A — Business Segment Information." In addition, certain of our businesses have seasonal fluctuations. Historically, our businesses generally tend to be stronger in the second half of the year.

        Certain of our businesses have been impacted in 2004 by difficult economic conditions. There can be no assurance that the economy will not worsen or that we will be able to sustain existing or create additional cost reductions to offset economic conditions, and the unpredictability and changes in the industrial markets in the current environment could continue and may adversely impact our results. Cost reduction actions often result in charges against earnings. We expect to take charges against earnings in 2005 in connection with implementing additional cost reduction actions at certain of our businesses. These charges can vary significantly from period to period and, as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of restructuring actions, which in turn can cause fluctuations in our stock price.

If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and indefinite lived intangibles of the respective reporting unit, a material non-cash charge to earnings could result.

        At December 31, 2004, we had net goodwill and intangible assets of approximately $2,573.4 and shareholders' equity of approximately $2,127.8. We account for goodwill and indefinite lived intangibles in accordance with Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 states that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). In accordance with the transition provisions of SFAS No. 142, we recorded a non-cash impairment charge of $148.6 during 2002. As a policy, we conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite lived intangibles. In addition, goodwill and indefinite lived intangible assets are reviewed for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite lived intangibles, we may be required to write off a portion of the balance.

Consistent with the requirements of SFAS No. 142, the fair values of our reporting units were based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. Accordingly, we monitor impairment indicators across all of our businesses. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known.

        As part of our continual review of the recoverability of long lived assets, during the quarter ended September 30, 2004, we recorded a $71.5 charge for the impairment of goodwill and an indefinite lived intangible asset related to our Dock Products business, a component of our Industrial Products and Services segment. Our Dock Products business had incurred operating losses in the first nine months of 2004 of $15.9 and, thus, had not been able to achieve its 2004 financial plan. Although the business is expected to return to profitability in 2005 and beyond, the projections of long-term financial results indicated a potential impairment of goodwill and indefinite lived intangibles. We considered a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of the Dock Products business. We performed our impairment testing by first comparing the estimated fair value of the business to the carrying value of the reported net assets as of September 30, 2004. Fair value was based on the income approach using a calculation of discounted cash flows from the most recent financial projections for the business. Based on this comparison, the net assets of the business had a carrying value that exceeded the related fair value. The fair value of the business was then allocated among the related assets and liabilities of the business as a means of calculating the implied goodwill for the business. As a result of this test, recorded goodwill was reduced by $54.7 and the carrying value of tradenames was reduced by $16.8, resulting in a combined non-cash impairment charge of $71.5.

        During the quarter ended December 31, 2004, and as part of our annual goodwill impairment testing, we determined that the fair values of our Fluid Power and Radiodetection businesses were less than the respective carrying values of their net assets. During the preparation of our year-end financial statements, we determined that the fair value of our TPS business was less than the carrying value of its net assets. As such, we recorded, during the fourth quarter of 2004, $175.3 in charges for the impairment of goodwill and indefinite lived intangible assets related to Fluid Power ($60.3), Radiodetection ($89.4) and TPS ($25.6). Similar to Dock Products, we considered a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of the Fluid Power, Radiodetection, and TPS businesses and used the same method for determining and allocating the fair value for each of these businesses. As a result of our tests, goodwill recorded for these three businesses was reduced by $170.7 and the carrying value of indefinite lived intangible assets was reduced by $4.6.

        As a result of the impairment testing and related charges, the carrying value of the assets and liabilities of Dock Products, Fluid Power, Radiodetection, and TPS businesses are equivalent to their estimated fair value. Unfavorable changes in the future financial results of these businesses could result in additional impairment. The remaining goodwill and indefinite lived intangible assets for Dock Products, Fluid Power, Radiodetection, and TPS were $63.8, $54.2, $40.4, and $8.2, respectively, at December 31, 2004. We will continue to monitor impairment indicators across our other businesses, including, but not limited to, our Waukesha Electric Systems and Vance businesses, which had goodwill and indefinite lived intangible asset balances of $141.3 and $94.2, respectively, at December 31, 2004.

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

        A portion of our revenues and earnings is generated through long-term fixed price contracts. We recognize revenues from certain of these contracts using the percentage-of-completion method of accounting whereby revenue and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project. To the extent that we under-estimate the remaining cost to complete a project, we may overstate the revenues and profit in a particular period. Further, certain of these contracts and our other contracts provide for penalties for failure to timely perform our obligations under a contract, or require that we, at our expense, correct and remedy to the satisfaction of the other party, certain defects. We may enter into additional long-term fixed price contracts of this type or other performance obligations in the future and there is no assurance that expenses relating to these provisions will not have a material adverse effect on our revenues and earnings.

We are subject to environmental and similar laws and potential liability relating to certain claims, complaints and proceedings, including those relating to environmental and other matters, arising in the ordinary course of business.

        We are subject to various environmental laws, ordinances, regulations and other requirements of government authorities in the United States and other nations. These requirements may include, for example, those governing discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent that property or to borrow funds using that property as collateral. Under certain of these laws, ordinances or regulations, a party that disposes of hazardous substances or wastes at a third party disposal facility may also become a responsible party required to share in the costs of site investigation and environmental remediation. In connection with our acquisitions and divestitures, we may assume or retain significant environmental liabilities. Although we perform extensive due diligence with respect to acquisitions, divestitures and continuing operations, we may have environmental liabilities of which we are not aware. Future developments related to new or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our results of operations or financial position in the future. See Note 14 to our Consolidated Financial Statements for further discussion.

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers' compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

        In our opinion, these matters are either without merit or are of a kind that should not have a material adverse effect individually or in the aggregate on our financial position, results of operations or cash flows. However, we cannot assure you that recoveries from insurance or indemnification claims will be available or that any of these claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows. See "MD&A — Accounting Policies and Used of Estimates — Litigation and Environmental Matters."

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

        As of December 31, 2004, we had approximately 23,800 employees, which included 5,700 employees relating to businesses classified in our financial statements as discontinued operations. Eighteen domestic collective bargaining units and various foreign collective labor arrangements cover approximately 3,400 employees, which included 1,500 employees relating to businesses classified in our financial statements as discontinued operations. Over the past year, we have been involved in collective bargaining agreement negotiations with a union covering approximately 320 employees at our Waukesha Electric Systems facility in Waukesha, WI. Although we are attempting to finalize these negotiations, we cannot assure you that we will be able to negotiate this agreement without production interruptions caused by work stoppages. While we generally have experienced satisfactory relations at our various locations, we are subject to potential union campaigns, work stoppages, union negotiations and potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

Difficulties presented by international economic, political, legal, accounting and business factors could negatively affect our interests and business effort.

        In 2004, approximately 29.7% of our sales were international. Sales originating from business units in Germany and the United Kingdom in 2004 were $423.4 and $274.7, respectively. We continue to increase our sales outside the United States, with an emphasis on expanding our presence in China. Our international operations require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations also are subject to the following risks:

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

        Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. If certain conditions are met, the LYONs could be converted into shares of our common stock. The shares that are covered by the February LYONs and the May LYONs have been registered under the Securities Act. Subject to adjustment, the LYONs could be converted into an aggregate of 9.8 shares of common stock. In addition, as of December 31, 2004, approximately 14.5 shares of our common stock are issuable upon exercise of outstanding stock options by employees and non-employee directors and we have the ability to issue up to an additional 5.7 shares as restricted stock, restricted stock units, or stock options under our 2002 Stock Compensation Plan. Additionally, we may issue a significant number of additional shares in connection with our acquisitions. We also have a shelf registration statement for 4.3 shares of common stock that may be issued in acquisitions, and we have a shelf registration statement for a total of $1,000.0, which may be used in connection with an offering of debt securities, preferred securities and/or common stock for general corporate purposes. Any additional shares issued could have a dilutive effect on our earnings per share.

Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and, accordingly, we may not consummate a transaction that our shareholders consider favorable.

        Provisions of our Certificate of Incorporation and By-laws may inhibit changes in our control not approved by our Board. These provisions include, for example: a staggered board of directors; a prohibition on shareholder action by written consent; a requirement that special shareholder meetings be called only by our Chairman, President or our Board; advance notice requirements for shareholder proposals and nominations; limitations on shareholders' ability to amend, alter or repeal the By-laws; enhanced voting requirements for certain business combinations involving substantial shareholders; the authority of our Board to issue, without shareholder approval, preferred stock with terms determined in its discretion; and limitations on shareholders ability to remove directors. We also have a shareholder rights plan designed to make it more costly and thus more difficult to gain control of us without the consent of our Board. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. In general, Section 203 prohibits us from engaging in a "business combination" with an "interested shareholder" (each as defined in Section 203) for at least three years after the time the person became an interested shareholder unless certain conditions are met.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

(All amounts are in millions)

        We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes; however, such instruments may become speculative if the future cash flows originally hedged are no longer probable of occurring. We have interest rate protection agreements with financial institutions to limit exposure to interest rate volatility. Our currency exposures vary, but are primarily concentrated in the Euro, Canadian Dollar, and British Pound. We generally do not hedge translation exposures.

        The following table provides information, as of December 31, 2004, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted average interest rates, and fair values.

	Expected Maturity Date
	2005	2006	2007	2008	2009	After	Total	Fair Value
Long-term Debt:
7.5% senior notes	—	—	—	—	—	$472.5	$472.5	$513.8
Average interest rate						7.5%
6.25% senior notes	—	—	—	—	—	$248.6	$248.6	$263.6
Average interest rate						6.25%
LYONs, fully accreted(1)	—	—	—	—	—	$1,022.7	$1,022.7	$651.2
Average interest rate						2.75%
Term Loans	$48.3	$53.9	$59.5	$275.1	$636.6	$—	$1,073.4	$1,073.4
Average interest rate(2)	—	—	—	—	—	—	—	—

(1)
There are various factors that a LYON holder would use in deciding to exercise its put option. These factors include the price and volatility of our common stock, the interest yield on the LYONs above the risk free interest rate and other quantitative and qualitative factors. Based upon the terms of the February and May LYONs, holders may require us to purchase their LYONs on February 6, 2006 and May 9, 2005, respectively. If all the remaining February LYONs were settled in cash on February 6, 2006, we would be required to pay the holders approximately $660.4. If all the remaining May LYONs were settled in cash on May 9, 2005, we would be required to pay the holders approximately $18.1. The amount of tax recapture we may be subject to at the next put dates of May 9, 2005 and February 6, 2006, if the LYONs are put to us, is $1.8 and $100.6, respectively. Due to the uncertainty surrounding the actual exercise of these put options, the full accreted value of the outstanding February and May LYONs has been presented above based on their original maturity dates of February 6, 2021 and May 9, 2021, respectively.

(2)
As of December 31, 2004, we had outstanding variable rate term loans that bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. The Applicable Rate is a defined term per our credit facility that is based upon our historical Consolidated Leverage Ratio. For these instruments, we had outstanding swaps that effectively converted $1,100.0 of our variable rate debt to a fixed rate of approximately 6.5%. We account for these swaps as cash flow hedges and they expire at various dates, with the longest expiring in 2009. As of December 31, 2004, the interest rate swap agreements had a fair value recorded as a long-term liability of $27.9. On January 7, 2005, we repaid $128.5 and $271.5 of the Tranche A and B term loans, respectively. These repayments were applied to the term loans in direct order of maturity, as allowed under the amendment to the credit agreement dated December 22, 2004.

        We believe that current cash and equivalents and cash flows from operations, our unused revolving credit facility, and recently completed and pending divestitures will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations for the foreseeable future. In addition, we believe we have the ability and may elect to refinance the LYONs, if put, with other debt.

        As of December 31 2004, we have interest rate swap agreements with a notional amount of $1,100.0, of which $500.0 and $600.0 were scheduled to expire in 2008 and 2009, respectively. These interest rate swap agreements have a fair value of $27.9, which was recorded as a liability as of December 31, 2004. We also have foreign currency forward contracts with an aggregate notional amount of $121.8 outstanding as of December 31, 2004. These foreign currency forward contracts have notional amounts of $92.0, $23.7, $4.9 and $1.2 that mature in 2005, 2006, 2007 and 2008, respectively. The contracts have a fair value of $5.9, which is recorded as an asset as of December 31, 2004.

ITEM 8. Financial Statements And Supplemental Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements

December 31, 2004

Page
SPX Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	52
Consolidated Financial Statements:
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	53
Consolidated Balance Sheets as of December 31, 2004 and 2003	54
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002	55
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	56
Notes to Consolidated Financial Statements	57

        All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the accompanying Consolidated Balance Sheets of SPX CORPORATION AND SUBSIDIARIES (the "Company") as of December 31, 2004 and 2003 and the related Consolidated Statements of Operations and Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EGS Electrical Group, LLC ("EGS") for the year ended September 30, 2004, the Company's investment in which is accounted for by use of the equity method (see Notes 1 and 9 to the consolidated financial statements). The Company's equity in income of EGS for the year ended September 30, 2004 was $25.8 million. The financial statements of EGS were audited by other auditors whose report has been furnished to us, and our opinion on the Company's 2004 consolidated financial statements, insofar as it relates to the amounts included for such company, is based solely on the report of such auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Also as discussed in Note 3 to the consolidated financial statements, the Company has revised earnings per share calculations for the years ended December 31, 2003 and 2002 to include the dilutive effect of certain contingently convertible debt securities to conform to Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 16, 2005

SPX Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
	2004	2003	2002
	(In millions, except per share data)
Revenues	$4,372.0	$3,815.7	$3,639.2
Costs and expenses:
Cost of products sold	3,233.2	2,739.5	2,515.4
Selling, general and administrative	838.4	674.5	617.2
Intangible amortization	17.2	7.4	5.0
Special charges, net	45.5	44.7	77.4
Impairment of goodwill and indefinite lived intangible assets	246.8	—	—

Operating income (loss)	(9.1)	349.6	424.2
Other (expense) income, net	(9.2)	47.4	(1.6)
Interest expense, net	(154.0)	(187.7)	(158.9)

Income (loss) from continuing operations before income taxes	(172.3)	209.3	263.7
Income tax benefit (provision)	31.6	(102.0)	(136.0)
Equity earnings in joint ventures	26.0	34.3	36.6

Income (loss) from continuing operations before change in accounting principle	(114.7)	141.6	164.3

Income from discontinued operations, net of tax	121.2	113.3	111.7
Loss on disposition of discontinued operations, net of tax	(23.6)	(18.9)	—

Income from discontinued operations	97.6	94.4	111.7

Change in accounting principle	—	—	(148.6)

Net income (loss)	$(17.1)	$236.0	$127.4

Basic income (loss) per share of common stock
Income (loss) from continuing operations	$(1.54)	$1.84	$2.02
Income from discontinued operations	1.31	1.23	1.37
Change in accounting principle	—	—	(1.83)

Net income (loss) per share	$(0.23)	$3.07	$1.56

Weighted average number of common shares outstanding	74.271	76.802	81.440
Income (loss) from continuing operations for computation of diluted income (loss) per share	$(114.7)	$157.4	184.3
Net income (loss) for computation of diluted income (loss) per share	$(17.1)	$251.8	147.4
Diluted income (loss) per share of common stock
Income (loss) from continuing operations	$(1.54)	$1.78	$1.91
Income from discontinued operations	1.31	1.06	1.16
Change in accounting principle	—	—	(1.54)

Net income (loss) per share	$(0.23)	$2.84	$1.53

Weighted average number of common shares outstanding	74.271	88.648	96.208
Comprehensive income (loss):
Foreign currency translation adjustment	$124.5	$220.5	$142.6
Change in fair value of cash flow hedges, net of tax	13.0	20.2	(22.9)
Minimum pension liability adjustment, net of tax	(17.2)	164.1	(226.8)

Other comprehensive income (loss)	120.3	404.8	(107.1)
Net income (loss)	(17.1)	236.0	127.4

Comprehensive income	$103.2	$640.8	$20.3

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
(In millions)

	December 31
	2004	2003
ASSETS
Current assets:
Cash and equivalents	$581.4	$718.1
Accounts receivable, net	980.4	791.0
Inventories, net	509.5	461.0
Other current assets	112.5	79.1
Deferred income taxes	141.7	188.2
Assets of discontinued operations	1,545.3	1,510.3

Total current assets	3,870.8	3,747.7
Property, plant and equipment:
Land	34.3	38.1
Buildings and leasehold improvements	231.3	269.0
Machinery and equipment	678.8	641.7

	944.4	948.8
Accumulated depreciation	(447.4)	(393.7)

	497.0	555.1
Goodwill	2,076.8	2,270.7
Intangibles, net	496.6	411.8
Other assets	647.3	639.0

TOTAL ASSETS	$7,588.5	$7,624.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$516.7	$487.0
Accrued expenses	761.2	703.4
Short-term debt	63.5	64.9
Current maturities of long-term debt	48.3	24.8
Liabilities of discontinued operations	424.4	387.6

Total current liabilities	1,814.1	1,667.7
Long-term debt	2,414.3	2,530.2
Deferred and other income taxes	600.6	758.2
Other long-term liabilities	627.8	599.4

Total long-term liabilities	3,642.7	3,887.8
Commitments and contingencies
Minority interest	3.9	1.6
Shareholders' equity:
Common stock	899.9	878.1
Paid-in capital	988.6	897.2
Retained earnings	622.6	714.2
Unearned compensation	(33.2)	(40.7)
Accumulated other comprehensive income	327.5	207.2
Common stock in treasury	(677.6)	(588.8)

Total shareholders' equity	2,127.8	2,067.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,588.5	$7,624.3

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(In millions)	Common Stock	Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury
Balance at December 31, 2001	$833.0	$722.5	$350.8	$—	$(90.5)	$(100.5)
Net income	—	—	127.4	—	—	—
Exercise of stock options and other incentive plan activity, including related tax benefit of $12.2	17.7	69.2	—	—	—	—
Exercise of warrants	5.1	19.1	—	—	—	—
Acquisitions	2.2	13.6	—	—	—	—
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $16.3	—	—	—	—	(22.9)	—
Minimum pension liability adjustment, net of tax benefit of $144.7	—	—	—	—	(226.8)	—
Restricted stock grant, net of $2.8 amortization	10.0	38.9	—	(46.1)	—	—
Treasury stock repurchased	—	—	—	—	—	(172.9)
Translation adjustments	—	—	—	—	142.6	—

Balance at December 31, 2002	868.0	863.3	478.2	(46.1)	(197.6)	(273.4)
Net income	—	—	236.0	—	—	—
Exercise of stock options and other incentive plan activity, including net tax benefit of $5.1	10.1	33.9	—	—	—	—
Net unrealized gain on qualifying cash flow hedges, net of tax of $12.3	—	—	—	—	20.2	—
Minimum pension liability adjustment, net of tax, of $107.4	—	—	—	—	164.1	—
Amortization of restricted stock grant	—	—	—	5.4	—	—
Treasury stock repurchased	—	—	—	—	—	(315.4)
Translation adjustments	—	—	—	—	220.5	—

Balance at December 31, 2003	878.1	897.2	714.2	(40.7)	207.2	(588.8)
Net loss	—	—	(17.1)	—	—	—
Dividends declared	—	—	(74.5)	—	—	—
Exercise of stock options and other incentive plan activity, including related tax benefit of $2.6	18.4	47.8	—	—	—	(1.1)
Net unrealized gain on qualifying cash flow hedges, net of tax of $11.2	—	—	—	—	13.0	—
Minimum pension liability adjustment, net of tax, of $5.9	—	—	—	—	(17.2)	—
Restricted stock and restricted stock unit grants	3.4	58.4	—	(61.8)	—	—
Amortization of restricted stock grants, net of a $8.2 reduction	—	—	—	9.1	—	—
Restricted stock forfeitures	—	(14.8)	—	60.2	—	(45.4)
Treasury stock repurchased	—	—	—	—	—	(42.3)
Translation adjustments	—	—	—	—	124.5	—

Balance at December 31, 2004	$899.9	$988.6	$622.6	$(33.2)	$327.5	$(677.6)

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Cash flows from (used in) operating activities:
Net income (loss)	$(17.1)	$236.0	$127.4
Income from discontinued operations, net of tax	97.6	94.4	111.7
Change in accounting principle	—	—	148.6

Income (loss) from continuing operations	(114.7)	141.6	164.3
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities
Special charges, net	45.5	44.7	90.0
Impairment of goodwill and indefinite lived intangible assets	246.8	—	—
Deferred and other income taxes	(106.9)	78.0	75.6
Depreciation	77.9	80.5	79.9
Amortization of intangibles and other assets	19.2	9.1	9.7
Early extinguishment of debt	2.6	2.2	8.2
Accretion of LYONs	17.8	19.4	22.5
Pension and other employee benefits	39.8	21.6	(1.7)
Stock-based compensation	9.1	5.4	2.8
Other, net	5.6	18.2	22.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	(81.5)	84.1	(12.4)
Inventories	(16.3)	40.0	2.5
Accounts payable, accrued expenses and other	(97.6)	(67.2)	(93.5)
Cash spending on restructuring actions	(27.5)	(58.8)	(78.5)

Net cash from continuing operations	19.8	418.8	292.2
Net cash from discontinued operations	159.9	203.4	149.5

Net cash from operating activities	179.7	622.2	441.7
Cash flows from (used in) investing activities:
Proceeds from asset and business sales	68.3	255.4	100.9
Business acquisitions and investments, net of cash acquired	(125.8)	(190.9)	(190.2)
Capital expenditures	(40.2)	(39.0)	(62.0)
Other, net	—	—	(6.1)

Net cash (used in) from continuing operations	(97.7)	25.5	(157.4)
Net cash used in discontinued operations	(46.0)	(85.6)	(81.7)

Net cash used in investing activities	(143.7)	(60.1)	(239.1)
Cash flows from (used in) financing activities:
Additional debt borrowings	—	293.7	1,894.3
Repayments of debt borrowings	(56.2)	(459.5)	(1,869.4)
Repurchase of senior notes	(80.0)	—	—
Net borrowings under other financing arrangements	(7.5)	55.9	(9.9)
Purchases of common stock	(42.3)	(315.4)	(172.9)
Proceeds from the exercise of employee stock options	41.9	14.8	49.1
Common stock issued under exercise of stock warrants	—	—	24.2
Dividends paid	(56.8)	—	—
Other, net	—	(3.4)	(15.5)

Net cash used in continuing operations	(200.9)	(413.9)	(100.1)
Net cash from (used in) discontinued operations	30.9	16.3	(6.6)

Net cash used in financing activities	(170.0)	(397.6)	(106.7)

Net change in cash and equivalents	(134.0)	164.5	95.9
Consolidated cash and equivalents, beginning of period	720.4	555.9	460.0

Consolidated cash and equivalents, end of period	586.4	720.4	555.9

Cash and equivalents of discontinued operations	$5.0	$2.3	$16.7
Cash and equivalents of continuing operations	$581.4	$718.1	$539.2
Supplemental disclosure of cash flow information:
Interest paid	$146.4	$135.4	$151.9
Income taxes paid	$19.5	$5.5	$21.5
Non-cash investing and financing activities:
Fair value of shares issued for acquisition	$—	$—	$11.5

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2004
(Dollar and share amounts in millions, except per share and per LYON data)

(1)   Summary of Significant Accounting Policies

        Our significant accounting policies are described below as well as in other Notes that follow.

        Basis of Presentation — The consolidated financial statements include SPX Corporation's ("our") accounts after the elimination of inter-company transactions. Investments in unconsolidated companies where we do not have control and are not the majority shareholder are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current-year presentation, including the results of discontinued operations and equity earnings in joint ventures, which is now being recorded below "income (loss) from continuing operations before income taxes." Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for more information on discontinued operations).

        Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate. Gains and losses on foreign currency translations are reflected as a separate component of shareholders' equity and other comprehensive income. Transaction losses are included in net income (loss) and totaled $7.1, $7.9, and $1.3 in 2004, 2003, and 2002, respectively.

        Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Revenue Recognition — We recognize revenues from product sales upon shipment to the customer (f.o.b. shipping point) or upon receipt by the customer (f.o.b. destination), except for revenues from service contracts and long-term maintenance arrangements, which are deferred and recognized on a straight line basis over the agreement period, and revenues from certain construction/installation contracts, which are recognized using the percentage-of-completion method of accounting. Sales with f.o.b. destination terms are primarily with automotive industry customers. Under the percentage-of-completion method, revenue is recognized based on effort or costs incurred to date as compared to total estimated effort or cost of the total contract. We realize profit at the time revenue is recognized based on our estimates as to the project status and the costs remaining to complete a particular project. This accounting method is used primarily by our Cooling Technologies and Services segment to record revenue related to the field construction of cooling towers. In 2004, we recognized $682.7 of revenue under the percentage-of-completion method compared to $473.0 in 2003. Accounts receivable included $159.9 and $142.4 of amounts not yet billed under these contracts at December 31, 2004 and 2003, respectively. Certain sales to distributors made with return rights are recognized upon shipment to the customer. Expected returns under these arrangements are estimated and accrued for at the time of sale. The accrual considers restocking charges for returns and in some cases the customer must issue a replacement order before the return is authorized. Actual return experience may vary from our estimates. Amounts billed for shipping and handling are included revenue. In addition, costs incurred for shipping and handling are recorded in cost of products sold and not netted against amounts billed.

        Research and Development Costs — We expense internal research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense as incurred until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" until the product is available for general release. These costs are amortized over the lesser of three years or the economic life of the related products and we include the amortization in cost of products sold. We perform a periodic review of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any remaining capitalized amounts. We expensed approximately $58.1 of research activities relating to the development and improvement of our products in 2004, $54.1 in 2003 and $54.6 in 2002.

        Property, Plant and Equipment — Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation and amortization. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.

        Income Taxes — We record our annual income taxes based on the requirements of SFAS No. 109, "Accounting for Income Taxes", which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

        Stock Based Employee Compensation — We have a stock based compensation plan, including stock option, restricted stock and restricted stock unit awards. We account for our stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, except for awards of restricted stock and restricted stock units, we do not recognize any compensation expense. We have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123." See Note 3 regarding the issuance of SFAS No. 123R and the impact of such statement on the future accounting for stock options.

        In December 2003, the Compensation Committee of the Board of Directors announced its intent to issue restricted stock and restricted stock units in lieu of stock options for stock-based employee compensation to eligible employees commencing with grants in the first quarter of 2004. Accordingly, under APB No. 25 these awards to employees are required to be expensed over the vesting period. Non-cash compensation expense associated with restricted stock awards was $9.1 in 2004, net of a credit of $8.2 relating to compensation expense previously recorded for restricted stock that was forfeited in connection with the December 2004 retirement and resignation of our then Chairman, CEO, and President. Non-cash compensation expense totaled $5.4 and $2.8 in 2003 and 2002, respectively.

        We have applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost is reflected in net income (loss) for stock option awards as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, the following table illustrates the pro forma effect on income (loss) from continuing operations and net income (loss), in total and on a per share basis, in 2004, 2003 and 2002 had the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" been applied to stock-based employee compensation.

	For the Year Ended December 31,
	2004	2003	2002
Net income (loss) — as reported	$(17.1)	$236.0	$127.4
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect(1)	3.9	5.4	2.8
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value(2)	(28.3)	(45.0)	(41.7)
Awards granted above market value(2)	78.6	(39.2)	(42.3)

Net income (loss) — pro forma	$37.1	$157.2	$46.2

Basic earnings per share of common stock:
Income (loss) per share — as reported	$(0.23)	$3.07	$1.56
Income (loss) per share — pro forma	0.50	2.05	0.57
Diluted earnings per share of common stock:
Income (loss) per share — as reported	$(0.23)	$2.84	$1.53
Income (loss) per share — pro forma	0.49	1.95	0.57
Basic earnings per share of common stock from continuing operations:
Income (loss) per share — as reported	$(1.54)	$1.84	$2.02
Income (loss) per share — pro forma	(0.81)	0.82	1.02
Diluted earnings per share of common stock from continuing operations:
Income (loss) per share — as reported	$(1.54)	$1.78	$1.91
Income (loss) per share — pro forma	(0.81)	0.82	1.02

(1)
Amount for 2004 includes a credit of $8.2 relating to compensation expense previously recorded for a 2002 restricted stock award that was forfeited in connection with the December 2004 retirement and resignation of our then Chairman, CEO, and President.

(2)
In 2004, four members of our executive management team elected to voluntarily surrender outstanding unvested stock options to purchase 2.5 shares of common stock granted to them in August 2000, with an average fair value on the date of grant of $34.89. These options would have vested in their entirety in August 2005. In addition, certain members of our senior leadership team, who left the company in 2004, forfeited unvested stock options to purchase 0.7 shares of common stock. The weighted average fair value of these options on the date of grant was approximately $32.34. The impact of the surrender and forfeiture of the above options on compensation expense, net of tax, under the fair value based method was approximately $72.0. Lastly, under the separation agreement relating to the December 2004 retirement and resignation of our then Chairman, CEO, and President, options to purchase 2.2 shares of common stock that were unvested at the time of separation became immediately vested. Under SFAS No. 148, the acceleration of the vesting was deemed a modification to the original awards and resulted in a remeasurement of the fair value of these options. The effect of the accelerated vesting and remeasurement resulted in additional compensation expense of approximately $10.5 under the fair value based method. 2004 compensation expense under the fair value based method also includes tax benefits of approximately $35.0 associated with certain option grants to our former Chairman, CEO, and President. Prior to his resignation and retirement in December 2004, compensation associated with these option grants was not deductible under Section 162(m) of the Internal Revenue Code. As a result of his resignation and retirement, these limitations are no longer applicable and, as such, we have reflected a cumulative tax benefit of $35.0 relating to these option grants in the 2004 table above.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Our option grants are generally made during the first week of the year. In 2004, we granted 0.019 options to our Board of Directors that fully vested as of December 31, 2004. There were no other grants made in 2004. Assumptions used in determining the fair value of the 2004, 2003, and 2002 options are based upon relevant data existing at the date of grant and are as follows:

	2004	2003	2002
Weighted-average fair value of options:
Granted at market value	$23.39	$18.25	$34.17
Weighted-average exercise price of options:
Granted at market value	$53.15	$38.72	$69.15
Principal Assumptions:
Expected option life in years	6.0	6.0	6.0
Risk free interest rate	3.3%	3.3%	4.6%
Expected volatility	39.6%	40.3%	44.4%
Expected dividend yield	2.5%	0.0%	0.0%

        Financial Instrument Policy — We use interest rate swaps to manage our exposures to fluctuating interest rate risk on our variable rate debt portfolio and foreign currency forward contracts to manage our exposures to fluctuating currency exchange rates. We use interest rate swaps and foreign currency forward contracts as cash flow hedges to reduce the risk of fluctuating interest and currency rates, respectively, by fixing a known cash flow that will be expended or received at future dates. We do not enter into financial instruments for speculative or trading purposes; however, such instruments may become speculative if the future cash flows originally hedged are no longer probable of occurring.

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

        Initially, upon adoption of the derivative accounting requirements, and prospectively, on the date a derivative contract is entered into, SFAS No. 133 requires that a qualifying derivative be designated as (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge).

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

        The effective portion of the changes in the fair value of our interest rate swaps and foreign currency forwards, which are designated as cash flow hedges, is recorded in accumulated other comprehensive income, net of tax. The ineffective portion of the change in fair value is recorded as a component of interest expense in the case of the interest rate swaps, and revenues or cost of products sold in the case of the foreign currency forwards. Changes in fair value are estimated by management quarterly based, in part, on dealer quotes.

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

        Allowance for Doubtful Accounts — We estimate losses for uncollectible accounts based on our historical experience and the evaluation of the likelihood of success in collecting specific customer receivables. Summarized below is the activity for the allowance for doubtful accounts.

	2004	2003	2002
Allowance for doubtful accounts:
Balance at beginning of year	$31.2	$24.5	$18.2
Acquisitions/divestitures, net	7.4	2.2	3.7
Provisions	22.4	14.0	14.0
Write-offs, net of recoveries	(20.2)	(9.5)	(11.4)

Balance at end of year	$40.8	$31.2	$24.5

        Inventory — We estimate losses for excess and/or obsolete inventory and the net realizable value of inventory based on the aging of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.

        Impairment of Long-Lived Assets and Intangibles Subject to Amortization — We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets to determine if a write-down is appropriate. If we identify impairment, we will report a loss to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

        In determining the estimated useful lives of definite lived intangibles, we consider the nature, competitive position, life cycle position, and historical and expected future operating cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection.

        Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually review whether triggering events have occurred to determine whether the carrying value exceeds the implied value. The fair value of reporting units is based on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance, and technical innovations, as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 for more information, including discussion of impairment charges recorded in 2004 for our Dock Products, Fluid Power, Radiodetection, and TPS businesses and in 2002 for Filtran and Fluid Power.

        Accrued Expenses — We make estimates and judgments in establishing accruals as required under generally accepted accounting principles. Summarized in the table below are current accrued expenses at December 31, 2004 and 2003.

	December 31,
	2004	2003
Employee benefits	$233.8	$212.6
Warranty	58.2	66.3
Other(1)	469.2	424.5

	$761.2	$703.4

(1)
Other consists of various items, including legal, interest, income taxes and dividends payable, none of which individually meet the threshold for separate disclosure.

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

        Self-Insurance — We are primarily self-insured for workers' compensation, automobile, product, general liability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuary valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts.

        Warranty — In the normal course of business, we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. In addition, due to the seasonal fluctuations at certain of our businesses, the timing of warranty provisions and the usage of warranty accruals can vary period to period. We make adjustments to initial obligations for warranties as changes in the obligations become reasonably estimable. The following is an analysis of our product warranty accrual for the periods presented:

        Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we believe a liability is probable and can be reasonably estimated. Reserves for these contingencies are recorded in "income taxes payable" and "deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these reserves are adjusted, such as in the case of audit settlements with taxing authorities. Any potential liabilities in excess of amounts recorded are not material. These reviews also entail analyzing the realization of deferred tax assets associated with net operating loss and credit carryforwards. When we believe that it is more likely than not that a net operating loss or credit carryforward may expire unused, we establish a valuation allowance against them.

	For the year ended December 31,
	2004	2003
Balance at beginning of year	$66.3	$49.9
Acquisitions/divestitures, net	0.8	15.6
Provisions	14.3	25.7
Usage	(23.2)	(24.9)

Balance at end of year	$58.2	$66.3

        Employee Benefit Plans — We have defined benefit plans that cover a significant portion of our salaried and hourly paid employees, including certain employees in foreign countries. We derive pension expense from an actuarial calculation based on the defined benefit plans' provisions and management's assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on assets. Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. Management sets the discount rate based on the yield of high quality fixed income investments, commonly defined as fixed income investments with at least a Moody's AA- credit rating. The rate of increase in compensation levels is established based on management's expectations of current and foreseeable future increases in compensation. In addition, management also consults with independent actuaries in determining these assumptions. See Note 10 for more information.

(3)   New Accounting Pronouncements

        The following is a summary of new accounting pronouncements that apply or may apply to our business.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements." FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004. Adoption of FIN 46 in the first quarter of 2004 did not have an impact on our financial position or results of operations.

        In March 2004, the Emerging Issues Task Force ("EITF") of the FASB ratified its consensus on the provisions of EITF Issue 03-6: "Participating Securities and the Two-Class Method Under FASB Statement No. 128." The consensus included numerous issues regarding the calculation of earnings per share for an entity that has participating securities as defined by SFAS No. 128. The adoption of the EITF had no impact on our current or previously reported earnings per share calculations.

        In May 2004, the FASB issued FSP SFAS No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). FSP SFAS No. 106-2 superceded FSP SFAS No. 106-1 and provides disclosure and accounting guidance for the federal subsidy that will be given to health care plan sponsors who provide specified levels of postretirement healthcare prescription benefits. In the third quarter of 2004, we adopted the provisions of FSP SFAS No. 106-2 and made the determination that our postretirement healthcare prescription benefits qualified for the federal subsidy. As a result, measures of the accumulated postretirement obligation and net periodic postretirement benefit cost for 2004 includes the effect of the Act on our plan. This adoption of FSP SFAS 106-2 resulted in a reduction in our net periodic benefit cost related to our postretirement plans of $3.3, for the year ended December 31, 2004. Refer to Note 10 for additional information regarding the adoption of FSP SFAS No. 106-2.

        In October 2004, the EITF reached a consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share." Under the EITF's conclusion, instruments that are convertible to common stock based on achieving a market price trigger are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. At its November 2004 meeting, the EITF declared EITF No. 04-8 effective for all periods ending after December 15, 2004 and accordingly we have reflected the impact of EITF No. 04-8 on our diluted income per share for all periods presented herein. The adoption of EITF 04-8 resulted in the restatement of diluted earnings per share for 2003 and 2002 for the inclusion of the contingent convertible common shares associated with our Liquid Yield Option Notes ("LYONs"). Refer to Note 15 for the calculation of diluted earnings per share.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the previous guidance in Accounting Research Bulletin No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and its adoption is not expected to have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R supercedes APB No. 25 and requires the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the instrument at the grant date. SFAS No. 123R is effective starting with the first interim period beginning after June 15, 2005. We have not issued any stock options since our 2003 option grant and those will become fully vested in the first quarter of 2006. We intend to adopt the modified prospective application of expensing stock options in accordance with SFAS No. 123R. Accordingly, compensation expense will be recognized for these unvested stock options during the period July 1, 2005 through the first quarter of 2006, with such amount totaling approximately $6.0, net of tax. Compensation expense will continue to be recognized for both outstanding unvested restricted stock and restricted stock units in accordance with APB No. 25 and eventually SFAS No. 123R, upon its adoption in the third quarter of 2005. For the periods presented, we have provided the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." Refer to Note 1 of our Consolidated Financial Statements for the disclosure information required under SFAS No. 148.

(4)   Acquisitions, Discontinued Operations, And Other Divestitures

        We use acquisitions as a part of our strategy to acquire access to new technology, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. Acquisitions and divestitures for the twelve months ended December 31, 2004, 2003 and 2002 are described below.

        All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition. Refer to Note 8 for additional disclosure on the purchase price allocation of the following acquisitions.

Acquisitions — 2004

        In the Flow Technology segment, we completed the acquisition of McLeod Russel Holdings PLC ("McLeod Russel") for a purchase price of $54.5, which included the assumption of $30.5 in debt. McLeod Russel had revenues of $118.6 in the twelve months prior to the date of acquisition.

        In the Service Solutions segment, we completed three acquisitions for a combined cash purchase price of $62.3. The acquired entities had combined revenues of $54.1 in the twelve months prior to their respective dates of acquisition. These transactions included the acquisition of Actron Manufacturing Company ("Actron") for a purchase price of $35.2. Actron had revenues of $40.2 in the twelve months prior to the date of acquisition.

        In the Industrial Products and Services segment, we completed one acquisition for a cash purchase price of $14.6. The acquired company had revenues of $11.9 in the twelve months prior to the date of acquisition.

        In the Technical Products and Systems segment, we completed one acquisition for a cash purchase price of $4.0. The acquired company had revenues of $16.6 in the twelve months prior to the date of acquisition.

        These acquisitions were not material individually or in the aggregate.

Acquisitions — 2003

        In the Cooling Technologies and Services segment, we completed the acquisitions of Rothemuhle and the Hamon Cie Global Dry and NAFTA Wet Cooling Businesses ("Hamon") for an aggregate cash purchase price of $58.1. Of the purchase price, $6.2 is being held back by us as of December 31, 2004 and may be paid in future years. The acquired companies had revenues of $147.0 in the twelve months prior to the dates of acquisition.

        In the Flow Technology segment, we completed the acquisition of Hankison International ("Hankison") for a cash purchase price of $35.5. Hankison had revenues of $64.2 in the twelve months prior to the date of acquisition.

        In the Service Solutions segment, we completed one acquisition for a cash purchase price of $5.0. The acquired company had revenues of $10.0 in the twelve months prior to the date of acquisition.

        In the Industrial Products and Services segment, we completed three acquisitions for an aggregate cash purchase price of $22.0. The acquired companies had revenues of $34.9 in the twelve months prior to their respective dates of acquisition.

        In the Technical Products and Systems segment, we completed three acquisitions. Our Dielectric business completed two acquisitions, Brookstone and Flash Technology, for an aggregate purchase price of $62.1. The acquired companies had combined revenues of $98.9 in the twelve months prior to their respective dates of acquisition. Our LDS business completed the acquisition of the test and measurement business from Thermo Electron Corporation, which consisted of Nicolet Instrument Technologies and Gould Instrument Systems (collectively, "Nicolet"), for a cash purchase price of $20.4. Nicolet had revenues of $26.0 in the twelve months prior to the date of acquisition.

        These acquisitions were not material individually or in the aggregate.

Acquisitions — 2002

        In the Cooling Technologies and Services segment, we completed two acquisitions with an aggregate purchase price of $48.7. These acquisitions include the acquisition of certain assets and liabilities of Balcke Cooling Products Group ("Balcke"). We acquired Balcke for a net purchase price of approximately $44.3, which includes debt assumed. Of the purchase price, $14.0 was held back until final settlement in 2004. In aggregate, the acquired companies had revenues of $261.0 in the twelve months prior to their respective dates of acquisition.

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

        In the Technical Products and Systems segment, we completed two acquisitions with an aggregate purchase price of $71.9. In aggregate, the acquired companies had revenues of $99.7 in the twelve months prior to their respective dates of acquisition. These acquisitions included Vance International, Inc.

        These acquisitions were not material individually or in the aggregate.

Discontinued Operations

        We report discontinued operations in accordance with the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. The following businesses met these requirements and therefore have been reported as discontinued operations for all periods presented.

Business	Discontinued During the Quarter Ended	Actual or Expected Closing Date of Sale	Segment
Municipal water valve business	June 30, 2004	Q4 2004	Flow Technology
Compaction equipment business ("Bomag")	September 30, 2004	Q1 2005	Industrial Products & Services
Inspection gauging system business	December 31, 2004	Q4 2004	Service Solutions
Axial fan business	December 31, 2004	Q4 2004	Cooling Technologies and Services
Fire detection and building life-safety systems business ("EST")	December 31, 2004	Q1 2005	Technical Products and Systems
Specialty tool business	December 31, 2004	Q1 2005	Service Solutions
Lab and life science business ("Kendro")	December 31, 2004	Q2 2005	Technical Products and Systems

        In the fourth quarter of 2004, we completed the sale of the municipal water valve, inspection gauging system, and axial fan businesses for cash proceeds of $28.5, $1.5, and $19.9, respectively. We recorded losses, net of income taxes, on the sales of the municipal water valve, inspection gauging system, and axial fan businesses of $18.2, $5.2, and $0.2, respectively.

        In the second quarter of 2003, we sold our subsidiary Inrange Technologies Corporation ("Inrange"), which was part of our Technical Products and Systems segment, and therefore Inrange has been reported as a discontinued operation for all periods through the date of sale. Cash proceeds from the sale of Inrange totaled $148.5, while the loss on sale, net of income taxes, was $18.9.

        For the years ended December 31, 2004, 2003, and 2002, total revenues from discontinued operations were $1,423.6, $1,314.1, and $1,406.6, respectively. For the years ended December 31, 2004, 2003, and 2002, pre-tax income from discontinued operations was $137.9, $119.9, and $153.4, respectively.

        The major classes of assets and liabilities, excluding inter-company balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively, are shown below.

	2004	2003
Assets:
Cash and equivalents	$5.0	$2.3
Accounts receivable, net	232.1	212.0
Inventories, net	201.1	191.3
Other current assets	14.5	18.1
Net property, plant and equipment	164.3	179.6
Goodwill and intangibles, net	885.7	869.0
Other assets	42.6	38.0

Assets of discontinued operations	$1,545.3	$1,510.3

Liabilities:
Accounts payable	$96.2	$100.1
Accrued expenses and other	170.4	168.7
Short-term debt	58.1	26.2
Deferred income taxes	99.7	92.6

Liabilities of discontinued operations	$424.4	$387.6

Notes to Consolidated Financial Statements
December 31, 2004
(Dollar and share amounts in millions, except per share and per LYON data)

        On November 15, 2004, we entered into a definitive agreement to sell EST to General Electric Corporation for $1,395.0 in cash. The agreement is subject to customary closing conditions and is expected to close in the first quarter of 2005 at an estimated gain, net of taxes and transaction fees, of $600.0 to $625.0.

        On January 2, 2005, we completed the sale of Bomag to Fayat SA for approximately $446.0 in cash, subject to a price adjustment based on working capital existing as of January 2, 2005. The estimated gain on the sale, net of taxes and transaction fees, is approximately $120.0 to $140.0 and will be recorded in the first quarter of 2005.

        On January 19, 2005, we entered into a definitive agreement to sell our Kendro business to Thermo Electron Corporation for $833.5 in cash. The agreement is subject to antitrust clearance and customary closing conditions and is expected to close in the second quarter of 2005 at an estimated gain, net of taxes and transaction fees, of $275.0 to $300.0.

        On February 23, 2005, we committed to, and our board of directors approved, plans of disposal for our Brookstone telecommunication services and Carfel aftermarket products businesses, components of our Dielectric and Filtran reporting units, respectively. In connection with these plans of disposal, we expect to record an aggregate pre tax charge in the first quarter of 2005 of approximately $50.0.

        On March 2, 2005, we completed the sale of our specialty tool business for $24.2 in cash, subject to a price adjustment based on the net asset value existing as of March 2, 2005. The estimated gain on the sale, net of taxes and transaction fees, is expected to be less than $1.0 and will be recorded in the first quarter of 2005.

Other Divestures

        In 2003, we sold our 20% interest in the Assa Abloy door joint venture. Cash proceeds from the sale totaled $76.2, while the gain on sale totaled $1.9. We previously accounted for our interest in this joint venture under the equity method of accounting. Also, in 2003, we sold substantially all the assets and liabilities of a non-strategic material equipment product line for $24.0 in cash.

        In 2002, we sold substantially all the assets and liabilities of a non-strategic material equipment product line and a material handling product line for $64.5 in cash and recognized a loss of $10.3 on such sales.

(5)   Business Segment Information

        We are a global provider of cooling technologies, flow technology, services and service solutions, industrial products and services, and technical products and systems in over 20 countries. We offer a diverse collection of products, which include, but are not limited to, cooling towers, air filtration products, valves, back-flow prevention and fluid handling equipment, and metering and mixing solutions, specialty service tools, diagnostic systems, service equipment, technical information services, power transformers, high-tech die castings, dock products and systems, and TV and radio broadcast antennas and towers. Our products are used by a broad array of customers in various industries, including automotive, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

        We have aggregated certain operating segments in accordance with the criteria defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The primary aggregation factors considered in determining the segments were the nature of products sold, production processes and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering special and other charges, including those recorded in cost of products sold. This is consistent with the way our CEO, the chief operating decision maker, evaluates the results of each segment. Our results of operations are reported in five segments: Cooling Technologies and Services, Flow Technology, Service Solutions, Industrial Products and Services, and Technical Products and Systems.

        Revenues by business segment represent sales to unaffiliated customers, and no one customer or group of customers under common control accounted for more than 10% of our consolidated sales. Inter-company sales among segments are not significant. Identifiable assets by business segment are those used in company operations in each segment. General corporate assets are principally cash, pension assets, deferred tax assets, certain prepaid expenses, corporate fixed assets and our 44.5% interest in the EGS Electrical Group joint venture.

Cooling Technologies and Services

        Our Cooling Technologies and Services segment engineers, manufactures and services cooling products for markets throughout the world, including dry, wet, and hybrid cooling systems, cooling towers and air-cooled condensers for power generation, refrigeration, HVAC and industrial markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade, and modernize power stations. This business continues to focus on expanding its global reach, including expanding its dry cooling manufacturing capacity in Asia, as well as increasing thermal components and service offerings, particularly in Asia and Europe.

Flow Technology

        Our Flow Technology segment designs, manufactures and markets solutions and products that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications and air flow treatment systems.

Service Solutions

        Our Service Solutions segment consists of four primary units: diagnostic systems and service equipment, specialty tools, technical information and services, and dealer equipment. The strategy of this segment is to focus on the design, manufacture and marketing of a wide range of specialty service tools, diagnostic systems and service equipment, and technical and training manuals and information, primarily for the franchised vehicle dealer industry, aftermarket national accounts, and independent repair facilities.

Industrial Products and Services

        The strategy of our Industrial Products and Services segment is to provide "Productivity Solutions for Industry". This segment emphasizes introducing new related services and products, as well as focusing on the replacement parts and service elements of the segment.

        This segment includes operating units that design, manufacture and market power systems, specialty engineered products, loading dock products, and heat and ventilation products.

Technical Products and Systems

        Our Technical Products and Systems segment focuses on solving customer problems with complete technology-based systems and services. Our emphasis is on growth through investment in new technology, new product introductions, alliances and acquisitions.

        This segment includes operating units that design, manufacture and market broadcast and communication systems and services, electrical test and measurement solutions, and laboratory and life science products.

        Financial data for our business segments, including the results of acquisitions from the dates of the respective acquisitions, are as follows:

	2004	2003	2002
Revenues:
Cooling Technologies and Services	$780.3	$613.5	$420.3
Flow Technology	1,066.6	915.2	851.4
Service Solutions	870.4	751.9	680.0
Industrial Products and Services	1,090.6	1,012.0	1,232.3
Technical Products and Systems	564.1	523.1	455.2

Total	$4,372.0	$3,815.7	$3,639.2

Segment income:
Cooling Technologies and Services	$69.3	$69.4	$45.3
Flow Technology	144.8	160.2	158.4
Service Solutions	92.9	85.6	84.7
Industrial Products and Services	63.1	87.3	177.1
Technical Products and Systems	45.9	56.7	83.8

Total Segment Income	416.0	459.2	549.3
General Corporate	(132.8)	(64.9)	(35.1)
Special Charges, Net(1)	(45.5)	(44.7)	(90.0)
Impairment of Goodwill and Indefinite Lived Intangible Assets	(246.8)	—	—

Consolidated Operating Income (loss)	$(9.1)	$349.6	$424.2

Capital expenditures:
Cooling Technologies and Services	$6.8	$4.6	$4.7
Flow Technology	7.5	8.4	14.3
Service Solutions	6.0	3.9	5.9
Industrial Products and Services	12.9	15.9	18.4
Technical Products and Systems	2.5	3.7	5.4
General Corporate	4.5	2.5	13.3

Total	$40.2	$39.0	$62.0

Depreciation and amortization:
Cooling Technologies and Services	$13.1	$8.4	$5.8
Flow Technology	26.2	22.3	21.2
Service Solutions	13.5	12.2	16.7
Industrial Products and Services	28.9	32.9	34.0
Technical Products and Systems	12.0	10.5	8.4
General Corporate	3.4	3.3	3.5

Total	$97.1	$89.6	$89.6

Identifiable assets:
Cooling Technologies and Services	$970.5	$855.5
Flow Technology	1,589.1	1,387.1
Service Solutions	859.7	659.5
Industrial Products and Services	1,279.9	1,261.8
Technical Products and Systems	660.6	744.5
General Corporate	683.4	1,205.6
Discontinued Operations	1,545.3	1,510.3

Total	$7,588.5	$7,624.3

(1)
2002 special charges, net, of $90.0, includes $12.6 that is recorded in cost of products sold. See Note 6 for further discussion.

Geographic Areas:	2004	2003	2002
Revenues — Unaffiliated Customers:(1)
United States	$3,072.6	$2,833.4	$2,908.6
Germany	423.4	312.6	125.0
United Kingdom	274.7	269.5	215.6
Other	601.3	400.2	390.0

	$4,372.0	$3,815.7	$3,639.2

Tangible Long Lived Assets:
United States	$1,020.5	$1,071.5
Other	123.8	122.6

Long lived assets of continuing operations	1,144.3	1,194.1
Long lived assets of discontinued operations	206.9	217.6

Total tangible long lived assets	$1,351.2	$1,411.7

Total Assets:
United States	$5,185.9	$5,474.1
Other	2,402.6	2,150.2

	$7,588.5	$7,624.3

(1)
Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

(6)   Special Charges, Net

        As part of our business strategy, we right-size and consolidate operations to drive results. Additionally, from time to time we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint, and profitability in any economic environment. As a result of our strategic review process, we recorded net special charges of $45.5 in 2004, $44.7 in 2003 and $77.4 in 2002. These net special charges were primarily for asset impairments and for restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.

        The purpose of our restructuring initiatives is to improve future profitability, streamline operations, reduce costs and improve efficiency. We estimate that we will achieve operating cost reductions in 2005 and beyond through reduced employee and manufacturing costs and other facility overhead.

        The components of the charges have been computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs, including severance and other employee benefits based on existing severance policies and local laws.

        In 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" for all exit and disposal activities entered into after December 31, 2002. The standard requires us to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as previously provided for under EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing or other exit or disposal activities. SFAS No. 146 has impacted the timing of recognition of certain restructuring costs by postponing the cost recognition beyond the plan commitment date.

        Impairments of long-lived assets, including amortizable intangibles, which represent non-cash asset write-downs, are accounted for in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Typically, these non-cash asset write-downs arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured business. For these situations, we recognize a loss when the carrying amount of an asset exceeds the sum of the cash flows expected to result from the use and eventual disposition of the asset. Realization values for assets subject to impairment testing are determined primarily by management, taking into consideration various factors including third-party appraisals, quoted market prices or previous experience. If an asset remains in service at the decision date, the asset is written down to its fair value and the resulting net book value is depreciated over its remaining economic useful life. When we commit to a plan to sell an asset, including the initiation of a plan to locate a buyer and it is probable that the asset will be sold within one year based on its current condition and sales price, depreciation of the asset is discontinued and the asset is determined to be an asset held for sale. Upon the completion of a sale of a long-lived asset that was previously written down to net realizable value as part of a restructuring initiative, we recognize any gain on its sale as a reduction of special charges, to the extent of the previous write-down.

        Special charges for the years ended December 31, 2004, 2003 and 2002 are described in more detail below and in the applicable sections that follow.

	2004	2003	2002
Employee termination costs	$14.3	$22.4	$41.8
Facility consolidation costs	7.8	6.2	8.3
Other cash costs	2.5	3.7	8.2
Non cash asset write-downs(1)	23.8	12.4	31.7
Gain on sale of assets	(2.9)	—	—

Total	$45.5	$44.7	$90.0

(1)
Of the total non-cash asset write-downs, we recorded $14.2 related to non-disposal, asset impairments at our Fluid Power ($8.8) and Contech ($5.4) businesses in 2004. In addition, in 2002 we recorded $12.6 of non-cash inventory write-downs as a component of cost of products sold.

        At December 31, 2004, a total of $16.5 of restructuring liabilities remained on the consolidated balance sheet as shown below. With the exception of certain multi-year operating leases and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2001 through December 31, 2004:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Asset Write-Downs	Total
Balance at December 31, 2001	$11.5	$11.2	$3.0	$—	$25.7
Special and Other Charges	42.0	8.5	8.9	31.7	91.1
Adjustments	(0.2)	(0.2)	(0.7)	—	(1.1)
Non-Cash Asset Write-Downs	—	—	—	(31.7)	(31.7)
Cash Payments	(24.1)	(5.1)	(8.9)	—	(38.1)

Balance at December 31, 2002	$29.2	$14.4	$2.3	$—	$45.9
Special and Other Charges	23.2	7.0	3.7	12.4	46.3
Adjustments	(0.8)	(0.8)	—	—	(1.6)
Non-Cash Asset Write-Downs	—	—	—	(12.4)	(12.4)
Cash Payments	(41.5)	(14.9)	(2.4)	—	(58.8)

Balance at December 31, 2003	$10.1	$5.7	$3.6	$—	$19.4
Special and Other Charges(1)	14.6	8.1	2.8	23.8	49.3
Adjustments	(0.3)	(0.3)	(0.3)	—	(0.9)
Non-Cash Asset Write-Downs	—	—	—	(23.8)	(23.8)
Cash Payments	(13.0)	(11.0)	(3.5)	—	(27.5)

Balance at December 31, 2004	$11.4	$2.5	$2.6	$—	$16.5

(1)
Excludes $2.9 of gains on asset sales recognized as a component of Special Charges, net.

2004 Charges

        In 2004, we committed to initiatives that focused on combining and consolidating certain businesses and exiting or outsourcing unprofitable low margin product lines as a means of better positioning the company in the markets and industries in which we operate. These initiatives resulted in, among other things, asset write-downs and headcount reductions during the year, with total headcount reductions of approximately 495 hourly and salaried employees in North America and Europe. As a result of these initiatives, we recognized special charges of $45.5, of which $23.8 was non-cash.

        In the Cooling Technologies and Services segment, we recorded $6.7 of special charges, which related primarily to employee termination costs associated with business integration efforts in Germany ($2.3), asset write-downs and employee termination costs associated with the discontinuance of a product line ($1.3), and employee termination costs resulting from our 2003 acquisition of Hamon ($0.9). Additionally, we recognized facility closure costs of $0.7 associated with previously initiated closures of two manufacturing and administrative facilities. These restructuring actions resulted in the termination of 14 hourly and 57 salaried foreign and domestic employees.

        In the Flow Technology segment, we recorded $11.1 of special charges related primarily to asset write-downs and employee termination costs. Within our Weil-McLain business, we announced, in the second quarter of 2004, plans to close and relocate manufacturing activities at our Benton Harbor, MI facility and relocate certain manufacturing operations from our Michigan City, IN facility to our new Eden, NC facility. As a result of this announcement, we recorded a non-cash asset write-down of $3.3 for assets that will not be used in the continuing operations. These restructuring actions ultimately will result in the termination of approximately 179 hourly and 49 salaried domestic employees and resulted in $4.2 of employee termination costs during the year. Additionally, we will recognize approximately $3.6 of additional employee termination and facility closure costs in the following twelve months related to these actions. Within our Air Treatment business, we recognized employee termination, lease cancellation and facility consolidation costs related primarily to work force reductions in the United Kingdom and the previously announced integration of existing Air Treatment facilities into the facilities of acquired businesses. In addition, our Air Treatment business recorded a charge of $0.9 to write down an idle facility to its estimated fair value. As a result of facility consolidations at our Air Treatment business, we sold a manufacturing facility in Ireland, which was previously written down as part of a restructuring initiative, and recorded a corresponding gain of $1.3.

        In the Service Solutions segment, we recorded $3.2 of special charges related primarily to employee termination costs and facility closure and consolidation costs. These actions resulted in the termination of approximately 44 hourly and 18 salaried domestic employees.

        In the Industrial Products and Services segment, we recorded $17.2 of special charges related primarily to asset write-downs and facility closure costs. In our Fluid Power business, and in accordance with SFAS No. 144, we recorded an $8.8 write-down of a building and equipment as a result of the fair value allocation that was performed as part of the impairment testing in accordance with SFAS No. 142 (see Note 8). Within our Contech business, we recorded a $5.4 write-down of property, plant and equipment as the assets were no longer deemed recoverable based on a projected decline in the future operating cash flows of the assets. Our Waukesha Electric Systems business recorded facility closure costs, including equipment moving and certain other costs totaling $1.3 associated with the closure of a facility in Milpitas, CA. Our Dock Products business recorded $0.9 of charges associated with the previously announced consolidation of certain manufacturing operations from Milwaukee, WI to Reynosa, Mexico. Our Fluid Power business also recorded facility closure costs offset by a $1.9 gain related to the closure and sale of a manufacturing facility in the United Kingdom, that was previously written down as part of a prior restructuring initiative.

        In the Technical Products and Systems segment, we recorded $5.4 of charges primarily for asset impairments related to asset divestitures, facility consolidation actions and work force reductions. Our Dielectric business recorded a charge of $2.6 related to employee work force reductions at our Bristol, United Kingdom and Raymond, ME facilities and a $0.9 charge for the write down of equipment and definite lived intangibles to their estimated fair value. We recorded $0.9 within our TPS business to write down the facilities in Williamsport, PA and Watertown, WI to their estimated fair value. These restructuring actions resulted in the termination of approximately 108 hourly and 11 salaried domestic and foreign employees.

        The Corporate special charges of $1.9 related primarily to a work force reduction and outsourcing of certain information technology support activities and other cash costs associated with the exiting of certain administrative offices.

2003 Charges

        In 2003, we recognized special charges of $44.7, of which $12.4 was non-cash. These special charges included the announcement and closing of 15 manufacturing, sales and administrative facilities in North America and Europe, exiting or outsourcing unprofitable or low margin product lines and consolidating and combining certain businesses.

        In the Cooling Technologies and Services segment, we recorded $6.1 in charges relating primarily to employee benefits, facility consolidation costs and asset impairments. Facility consolidations resulted in the closure of a manufacturing facility located in Eloy, Arizona, and sales and administrative offices located in Santa Rosa, California, Atlanta, Georgia and Philadelphia, Pennsylvania. In total, these restructuring and integration actions of the segment resulted in the termination of 56 hourly and 52 salaried domestic employees.

        In the Flow Technology segment, we recorded $10.4 of charges relating primarily to employee benefit and facility consolidation costs resulting from the execution of a consolidation strategy at our Process Equipment business. This business consolidation resulted in workforce reductions, the closure of a manufacturing facility in Reading, Pennsylvania, and the closure of an administrative office in Roselle, Illinois. Other actions taken were predominantly for the integration of existing Air Treatment operations into the acquired Hankison operations and the closure of a manufacturing facility in Ocala, Florida. In total, these restructuring and integration initiatives resulted in the termination of approximately 58 hourly and 86 salaried domestic employees.

        In the Service Solutions segment, we recorded $1.8 of charges relating primarily to facility consolidation costs and as-incurred exit costs associated with the closure of our Montpelier, Ohio manufacturing facility. In addition, employee benefit costs were recorded for a workforce reduction at our technical information and services product line. This rightsizing action resulted in the termination of approximately 12 hourly and 22 salaried employees in the United States, France and the United Kingdom.

        In the Industrial Products and Services segment, we recorded $23.6 of charges relating primarily to employee benefit costs and asset impairments for initiatives taken to right size manufacturing and administrative operations and the exit of a product line. We completed plans to consolidate and relocate to Mexico certain manufacturing operations of our Dock Products business by closing a manufacturing facility in Milwaukee, Wisconsin. As a result of the facility closure, we recorded impairment charges for certain property and equipment that will not be used in the continuing operations. Our Fluid Power business closed a manufacturing facility in the United Kingdom, with certain operations being outsourced or relocated to another facility. Our Waukesha Electric Systems business implemented a strategy to exit certain of its breaker repair and service operations, which resulted in workforce reductions and the closure of three field service offices located in Rochester, NY, Cincinnati, OH and Cleveland, OH. These restructuring actions resulted in the termination of approximately 298 hourly and 114 salaried employees.

        In the Technical Products and Systems segment, we recorded $2.8 of charges related primarily to employee benefit costs and asset write-downs. We consolidated facilities and product lines at our Dielectric business, which resulted in the closure of a manufacturing facility in Palmyra, MI and one in Mahwah, NJ. In addition, we recorded charges at our Vance business for rightsizing actions that included a worldwide workforce reduction and the consolidation of an existing administrative facility in Falls Church, VA into a facility acquired with our acquisition of Vance International. These restructuring actions resulted in the termination of approximately 158 hourly and 33 salaried employees located in the United States, Canada, the United Kingdom and South Africa.

2002 Charges

        In 2002, we recognized special charges of $90.0, of which $31.7 was non-cash. These special charges included the announcement and closing of nine manufacturing, sales and administrative facilities in North America and Europe, exiting or outsourcing unprofitable or low margin product lines and consolidating and combining certain businesses as we continued to right-size our operations. Of the $90.0 of special charges, $12.6 was recorded as a non-cash component of cost of products sold. The inventory charges recorded in cost of products sold were associated with the realignment of certain inventory related primarily to certain market conditions and our decision to outsource non-core components, mechanical tool assemblies and portions of our air conditioning product lines.

        In the Flow Technology segment, we recorded a total $19.0 of charges, $3.1 of which were recorded in cost of products sold, related primarily to the following: reducing the workforce by approximately 294 employees, the closure and consolidation of a manufacturing facility in the United Kingdom, the exit of a non-core product line and integration costs for additional consolidation actions taken at our Valves and Controls business. The initiatives taken at our Valves and Controls business were predominately for the integration of certain aspects of our existing operations with the acquired Daniel Valve operations. The $3.1 of this charge that was recorded in cost of products sold was for inventory disposed of as part of our decision to discontinue a product line.

        In the Service Solutions segment, we recorded a total of $19.1 of charges, $9.5 of which were in cost of products sold, related primarily to the following: reducing the workforce by approximately 268 employees, the closure of a manufacturing facility in Ohio, and the closure of sales and administrative facilities in both Canada and Arizona. The $9.5 that was recorded in cost of products sold was associated with the realignment of certain inventory related primarily to market conditions and our decision to outsource non-core components, mechanical tool assemblies and portions of our air conditioning product lines.

        In the Industrial Products and Services segment, we recorded $35.9 of charges related primarily to the following: reducing the workforce by approximately 575 employees, facility consolidation costs, contract termination costs and asset write-downs for the closure of the Milpitas, CA manufacturing facility at our Waukesha Electric Systems business, a restructuring action at our Fluid Power business that resulted in the exit of certain machining operations and a decision to terminate a product licensing agreement as we exited a market strategy at our Filtran business.

        In the Technical Products and Systems segment, we recorded $6.2 of charges related primarily to the following: reducing the workforce by approximately 96 employees, facility consolidation costs and the announced closure of a manufacturing facility at our LDS business in the United Kingdom.

        The Corporate special charges of $9.8 related to the final costs of completing the relocation of our corporate headquarters to Charlotte, NC and the write-down of certain assets.

(7)   Inventories

	December 31,
	2004	2003
Finished goods	$210.2	$215.8
Work in process	131.7	101.2
Raw materials and purchased parts	180.1	151.4

Total FIFO cost	522.0	468.4
Excess of FIFO cost over LIFO inventory value	(12.5)	(7.4)

	$509.5	$461.0

        Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. These inventories were $240.2 at December 31, 2004 and $189.2 at December 31, 2003. All other inventories are valued using the first-in, first-out ("FIFO") method. Progress payments, netted against work in process at year-end, were $22.8 in 2004 and $14.8 in 2003.

(8)   Goodwill And Other Intangible Assets

        We account for goodwill and other intangible assets acquired through business combinations in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 clarifies the criteria in recognizing other intangible assets separately from goodwill in a business combination. SFAS No. 142 states goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets".

Notes to Consolidated Financial Statements
December 31, 2004
(Dollar and share amounts in millions, except per share and per LYON data)

        In accordance with the transition rules of SFAS No. 142 effective January 1, 2002, we established our reporting units based on our then current reporting structure. We then assigned all existing goodwill to the reporting units, as well as other assets and liabilities that relate to the reporting unit.

        We performed our transition impairment testing as of January 1, 2002. Step 1 involved comparing the carrying values of the reported net assets of our reporting units to their fair values. Fair value was based on discounted cash flow projections, but we also considered factors such as market capitalization and comparable industry price multiples. The net assets of our Filtran business and Fluid Power business, both in our Industrial Products and Services segment, had carrying values in excess of their fair values. For these reporting units, we performed Step 2 of the impairment testing provisions.

        We considered a number of factors, including the input of an independent valuation and appraisal firm, in conducting the Step 2 testing. The assets and liabilities of our Filtran business and our Fluid Power business were appraised at their current fair value to calculate implied goodwill for these reporting units. The recorded goodwill exceeded the implied goodwill by $148.6, and, accordingly, this amount was required to be written-off as a transition impairment charge and recorded as the effect of a change in accounting principle. The impaired goodwill was not deductible for income tax purposes.

        The following tables reflect the goodwill and intangible assets assigned to the business segments as of December 31, 2002 and the activity thereafter through December 31, 2004. The activity reflects (1) the initial allocation of purchase price for acquisitions completed, subsequent purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment, and currency translation adjustments, (2) disposals, (3) amortization and (4) impairment charges. This information is presented first on a consolidated basis and second on a segment basis.

Consolidated:

	Unamortized		Amortized
	Goodwill	Trademarks/ Trade names	Patents	Licenses	Customer Relationships	Other	Total
Weighted average useful life in years	N/A	N/A	8	8	15	14
December 31, 2002 gross balance	$2,062.5	$344.9	$30.7	$0.1	$—	$8.2	$2,446.4
Acquisitions, related adjustments and currency translation of $81.9	220.2	34.4	3.0	—	3.7	2.3	263.6
Disposals	(12.0)	—	—	—	—	(0.5)	(12.5)

December 31, 2003 gross balance	$2,270.7	$379.3	$33.7	$0.1	$3.7	$10.0	$2,697.5
Acquisitions, related adjustments and currency translation of $37.4	31.5	27.4	2.4	1.0	35.3	56.3	153.9
Disposals	—	—	—	—	—	—	—
Impairment charge	(225.4)	(21.4)	—	—	—	—	(246.8)

December 31, 2004 gross balance	$2,076.8	$385.3	$36.1	$1.1	$39.0	$66.3	$2,604.6

December 31, 2002 accumulated amortization			$(5.7)	$—	$—	$(1.6)	$(7.3)
Amortization			(4.4)	(0.1)	(0.4)	(2.5)	(7.4)
Adjustments			(0.6)	—	—	—	(0.6)
Disposals			—	—	—	0.3	0.3

December 31, 2003 accumulated amortization			$(10.7)	$(0.1)	$(0.4)	$(3.8)	$(15.0)
Amortization			(5.3)	(0.1)	(3.3)	(8.5)	(17.2)
Adjustments			0.3	0.1	0.2	0.4	1.0
Disposals			—	—	—	—	—

December 31, 2004 accumulated amortization			$(15.7)	$(0.1)	$(3.5)	$(11.9)	$(31.2)

Notes to Consolidated Financial Statements
December 31, 2004
(Dollar and share amounts in millions, except per share and per LYON data)

        Estimated amortization expense:

For year ended 2005	$16.4
For year ended 2006	$14.1
For year ended 2007	$12.9
For year ended 2008	$10.7
For year ended 2009	$7.3

Segments:

	Unamortized		Amortized
	Goodwill	Trademarks/ Trade names	Patents	Licenses	Customer Relationships	Other	Total
Cooling Technologies and Services
December 31, 2002 gross balance	$337.4	$50.9	$7.3	$—	$—	$—	$395.6
Acquisitions, related adjustments and currency translation	128.6	5.4	1.4	—	—	—	135.4
Disposals	—	—	—	—	—	—	—

December 31, 2003 gross balance	$466.0	$56.3	$8.7	$—	$—	$—	$531.0
Acquisitions, related adjustments and currency translation	(19.7)	1.6	0.8	1.1	4.7	30.6	19.1

December 31, 2004 gross balance	$446.3	$57.9	$9.5	$1.1	$4.7	$30.6	$550.1

December 31, 2002 accumulated amortization			$(0.7)	$—	$—	$—	$(0.7)
Amortization			(1.4)	—	—	—	(1.4)
Adjustments			(0.1)	—	—	—	(0.1)

December 31, 2003 accumulated amortization			$(2.2)	$—	$—	$—	$(2.2)
Amortization			(1.7)	(0.1)	(1.0)	(3.1)	(5.9)
Adjustments			(0.1)	—	—	—	(0.1)

December 31, 2004 accumulated amortization			$(4.0)	$(0.1)	$(1.0)	$(3.1)	$(8.2)

Flow Technology
December 31, 2002 gross balance	$534.6	$137.6	$8.3	$—	$—	$0.8	$681.3
Acquisitions, related adjustments and currency translation	17.6	16.9	0.5	—	—	0.3	35.3
Disposals	—	—	—	—	—	—	—

December 31, 2003 gross balance	$552.2	$154.5	$8.8	$—	$—	$1.1	$716.6
Acquisitions, related adjustments and currency translation	46.6	14.6	0.1	—	5.4	13.0	79.7
Disposals	—	—	—	—	—	—	—

December 31, 2004 gross balance	$598.8	$169.1	$8.9	$—	$5.4	$14.1	$796.3

December 31, 2002 accumulated amortization			$(1.4)	$—	$—	$(0.3)	$(1.7)
Amortization			(0.8)	—	—	(0.5)	(1.3)
Adjustments			(0.1)	—	—	0.2	0.1
Disposals			—	—	—	—	—

December 31, 2003 accumulated amortization			$(2.3)	$—	$—	$(0.6)	$(2.9)
Amortization			(0.9)	—	(0.5)	(1.7)	(3.1)
Adjustments			—	—	—	—	—
Disposals			—	—	—	—	—

December 31, 2004 accumulated amortization			$(3.2)	$—	$(0.5)	$(2.3)	$(6.0)

Service Solutions
December 31, 2002 gross balance	$279.8	$41.2	$1.1	$—	$—	$—	$322.1
Acquisitions, related adjustments and currency translation	5.5	0.2	0.2	—	—	—	5.9

December 31, 2003 gross balance	$285.3	$41.4	$1.3	$—	$—	$—	$328.0
Acquisitions, related adjustments and currency translation	22.1	3.5	2.0	—	20.8	0.8	49.2

December 31, 2004 gross balance	$307.4	$44.9	$3.3	$—	$20.8	$0.8	$377.2

December 31, 2002 accumulated amortization			$(0.5)	$—	$—	$—	$(0.5)
Amortization			(0.2)	—	—	—	(0.2)
Adjustments			(0.2)	—	—	—	(0.2)

December 31, 2003 accumulated amortization			$(0.9)	$—	$—	$—	$(0.9)
Amortization			(0.3)	—	(0.8)	(0.1)	(1.2)
Adjustments			—	—	—	—	—

December 31, 2004 accumulated amortization			$(1.2)	$—	$(0.8)	$(0.1)	$(2.1)

Industrial Products and Services
December 31, 2002 gross balance	$610.9	$76.3	$6.8	$0.1	$—	$4.1	$698.2
Acquisitions, related adjustments and currency translation	7.7	0.8	0.3	—	3.7	0.6	13.1
Disposals	(12.0)	—	—	—	—	(0.5)	(12.5)

December 31, 2003 gross balance	$606.6	$77.1	$7.1	$0.1	$3.7	$4.2	$698.8
Acquisitions, related adjustments and currency translation	(6.6)	0.4	—	(0.1)	3.0	10.5	7.2
Impairment charge	(115.0)	(16.8)	—	—	—	—	(131.8)

December 31, 2004 gross balance	$485.0	$60.7	$7.1	$0.0	$6.7	$14.7	$574.2

December 31, 2002 accumulated amortization			$(1.2)	$—	$—	$(1.2)	$(2.4)
Amortization			(0.7)	(0.1)	(0.4)	(1.1)	(2.3)
Adjustments			(0.1)	—	—	—	(0.1)
Disposals			—	—	—	0.3	0.3

December 31, 2003 accumulated amortization			$(2.0)	$(0.1)	$(0.4)	$(2.0)	$(4.5)
Amortization			(0.7)	—	(0.2)	(2.1)	(3.0)
Adjustments			—	0.1	—	0.1	0.2

December 31, 2004 accumulated amortization			$(2.7)	$—	$(0.6)	$(4.0)	$(7.3)

Technical Products and Systems
December 31, 2002 gross balance	$299.8	$38.9	$7.2	$—	$—	$3.3	$349.2
Acquisitions, related adjustments and currency translation	60.8	11.1	0.6	—	—	1.4	73.9

December 31, 2003 gross balance	$360.6	$50.0	$7.8	$—	$—	$4.7	$423.1
Acquisitions, related adjustments and currency translation	(10.9)	7.3	(0.5)	—	1.4	1.4	(1.3)
Impairment charge	(110.4)	(4.6)	—	—	—	—	(115.0)

December 31, 2004 gross balance	$239.3	$52.7	$7.3	$—	$1.4	$6.1	$306.8

December 31, 2002 accumulated amortization			$(1.9)	$—	$—	$(0.1)	$(2.0)
Amortization			(1.3)	—	—	(0.9)	(2.2)
Adjustments			(0.1)	—	—	(0.2)	(0.3)

December 31, 2003 accumulated amortization			$(3.3)	$—	$—	$(1.2)	$(4.5)
Amortization			(1.7)	—	(0.8)	(1.5)	(4.0)
Adjustments			0.4	—	0.2	0.3	0.9

December 31, 2004 accumulated amortization			$(4.6)	$—	$(0.6)	$(2.4)	$(7.6)

        In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite lived intangibles in connection with our long-range forecasting process, which took place in the fourth quarter of 2004. In addition, goodwill and indefinite lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144.

        Consistent with the requirements of SFAS No. 142, the fair values of our reporting units were based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across all of our businesses. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known.

        As part of our continual review of the recoverability of long lived assets, during the quarter ended September 30, 2004, we recorded a $71.5 charge for the impairment of goodwill and an indefinite lived intangible asset related to our Dock Products business, a component of our Industrial Products and Services segment. Our Dock Products business had incurred operating losses in the first nine months of 2004 of $15.9 and, thus, had not been able to achieve its 2004 financial plan. Although the business is expected to return to profitability in 2005 and beyond, the projections of long-term financial results indicated a potential impairment of goodwill and indefinite lived intangibles. We considered a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of the Dock Products business. We performed our impairment testing by first comparing the estimated fair value of the business to the carrying value of the reported net assets as of September 30, 2004. Fair value was based on the income approach using a calculation of discounted cash flows from the most recent financial projections for the business. Based on this comparison, the net assets of the business had a carrying value that exceeded the related fair value. The fair value of the business was then allocated among the related assets and liabilities of the business as a means of calculating the implied goodwill for the business. As a result of this test, recorded goodwill was reduced by $54.7 and the carrying value of tradenames was reduced by $16.8, resulting in a combined non-cash impairment charge of $71.5.

        During the quarter ended December 31, 2004, and as part of our annual goodwill impairment testing, we determined that the fair values of our Fluid Power and Radiodetection businesses were less than the respective carrying values of their net assets. During the preparation of our year-end financial statements, we determined that the fair value of our TPS business was less than the carrying value of its net assets. As such, we recorded, during the fourth quarter of 2004, $175.3 in charges for the impairment of goodwill and indefinite lived intangible assets related to Fluid Power ($60.3), Radiodetection ($89.4) and TPS ($25.6). Similar to Dock Products, we considered a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of the Fluid Power, Radiodetection, and TPS businesses and used the same method for determining and allocating the fair value for each of these businesses. As a result of our tests, goodwill recorded for these three businesses was reduced by $170.7 and the carrying value of indefinite lived intangible assets was reduced by $4.6.

        As a result of the impairment testing and related charges, the carrying value of the assets and liabilities of Dock Products, Fluid Power, Radiodetection, and TPS businesses are equivalent to their estimated fair value. Unfavorable changes in the future financial results of these businesses could result in additional impairment. The remaining goodwill and indefinite lived intangible assets for Dock Products, Fluid Power, Radiodetection, and TPS were $63.8, $54.2, $40.4, and $8.2, respectively, at December 31, 2004. We will continue to monitor impairment indicators across our other businesses, including, but not limited to, our Waukesha Electric Systems and Vance businesses, which had goodwill and indefinite lived intangible asset balances of $141.3 and $94.2, respectively, at December 31, 2004.

(9)   Investment In Joint Venture

        As a result of the reclassification of the results of operations of our BOMAG, EST, Kendro, and other businesses to discontinued operations (refer to Note 4), we are required to present summary financial information for our EGS Electrical Group, LLC ("EGS") joint venture for 2004. EGS is a joint venture with Emerson Electric Co., in which we hold a 44.5% interest. EGS operates primarily in the United States, Canada and Mexico and is engaged in the manufacture of electrical fittings, hazardous location lighting, and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis, and we typically receive the majority of our share of this joint venture's earnings in cash dividends. EGS's results of operations for its fiscal year ended September 30, 2004, were as follows:

Net sales	$383.4
Gross margin	164.2
Net income	51.0

        Our equity earnings in EGS were $25.8 for the year ended December 31, 2004.

        Condensed balance sheet information of EGS as of September 30, 2004 is as follows:

Current assets	$126.6
Non-current assets	288.7
Current liabilities	62.7
Non-current liabilities	14.0

        Our recorded investment in EGS was less than our ownership of EGS' net assets by $77.3 as of December 31, 2004. This difference is being amortized on a straight line basis over its estimated economic life.

(10)   Employee Benefit Plans

Defined Benefit Pension and Postretirement Benefit Plans

        Overview — We have defined benefit pension plans that cover a significant portion of our salaried and hourly paid employees, including certain employees in foreign countries. Beginning in January 2001, we discontinued providing such pension benefits generally to newly hired employees. In addition, we no longer provide service credits to certain active participants. Of the U.S. employees covered by a defined benefit pension and actively accruing a benefit, most are covered by an account balance plan or are part of a collectively bargained plan.

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

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"), was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the Medicare benefit offered under the Act. In May 2004, the FASB issued FSP SFAS No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP SFAS No. 106-2 superceded FSP SFAS No. 106-1 and provides disclosure and accounting guidance for the federal subsidy that will be given to health care plan sponsors who provide specified levels of postretirement healthcare prescription benefits. In the third quarter of 2004, we adopted the provisions of FSP SFAS No. 106-2 and made the determination that our postretirement healthcare prescription benefits qualified for the federal subsidy. As a result, measures of the accumulated postretirement obligation and net periodic postretirement benefit cost for 2004 includes the effect of the Act on our plans. This adoption of FSP SFAS 106-2 resulted in a reduction in our net periodic benefit cost related to our postretirement plans of $3.3, for the year ended December 31, 2004.

        Plan assets — Our investment strategy is based on the long-term growth of principal while mitigating overall risk to ensure that funds are available to pay benefit obligations. The domestic plan assets are invested in a broad range of investment classes, including domestic and international equities, fixed income securities, real estate and other investments. We engage various investment managers who are regularly evaluated on long-term performance, adherence to investment guidelines and ability to manage risk commensurate with the investment style and objective for which they were hired. Allowable investments include equity securities, fixed income securities, mutual funds, venture capital funds, real estate and cash and equivalents. Prohibited investments include commodities and futures contracts, private placements, options, and the stock of direct competitors. Domestic plan assets include 0.878 shares of our common stock, as of December 31, 2004 and 2003.

        Our targeted asset investment allocation percentages along with the actual asset allocation percentages of each major category of our domestic pension plan assets as of December 31, 2004 and 2003 are as follows:

	Target Allocations		Actual Allocations
	2004	2003	2004	2003
Equity securities	70%	70%	73%	71%
Debt securities	27%	27%	25%	26%
Real estate	1%	1%	0%	1%
Other	2%	2%	2%	2%

Total	100%	100%	100%	100%

        Employer Contributions — We fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. We did not make any contributions to our primary domestic pension plans in 2004. In 2005, we do not expect to make any contributions to our primary domestic pension plans.

        In our foreign plans that are funded, we made $8.0 of contributions for 2004 and expect to make $20.3 of contributions in 2005. Many of our foreign and other plan obligations as well as our postretirement medical plan are non-funded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. In 2004, we made benefit payments of $27.7 associated with our non-funded plans, which includes $22.3 related to our postretirement benefit plans. In 2005, we expect to make $27.2 of benefit payments under these non-funded plans.

        Estimated Future Benefit Payments — Following is a summary, as of December 31, 2004, of the estimated future benefit payments for our pension and postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2004 to measure our obligations and include benefits attributable to estimated future employee service.

Estimated benefit payments:
(pension and postretirement plans)

	Pension Benefits	Postretirement Benefits
2005	$79.1	$22.0
2006	$81.5	$19.3
2007	$82.2	$18.9
2008	$86.1	$18.3
2009	$88.0	$17.7
Subsequent five years	$476.8	$75.6

Notes to Consolidated Financial Statements
December 31, 2004
(Dollar and share amounts in millions, except per share and per LYON data)

        Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The funded status of our pension plans as of December 31, 2004 has deteriorated since December 31, 2003 as a result of lower returns on our plan assets, a further decline in interest rates, primarily in the U.S. financial markets and the assumption of underfunded pension plans associated with the McLeod Russel acquisition in 2004. Our non-funded pension plans account for $105.5 of the current underfunded status, as these plans are not required to be funded. The underfunded status of our primary domestic pension plans did not require us to make cash contributions in 2004. The following table shows the pension and postretirement plans' funded status and amounts recognized in our consolidated balance sheets:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$1,203.3	$1,109.8	$209.9	$218.2
Service cost	14.8	14.4	—	0.3
Service cost of discontinued operations	1.8	1.7
Interest cost	79.4	74.2	11.1	13.0
Employee contributions	0.3	0.2	—	—
Actuarial loss (gain)	49.3	77.9	(17.4)	6.2
Curtailment gain	(4.6)	(1.0)	—	—
Plan amendments	0.5	1.4	—	(4.7)
Benefits paid	(98.1)	(88.4)	(22.3)	(23.1)
Acquisitions(1)	86.7	—	—	—
Foreign exchange	13.8	13.1	—	—

Projected benefit obligation — end of year	$1,347.2	$1,203.3	$181.3	$209.9

Change in plan assets:
Fair value of plan assets — beginning of year	$1,044.9	$919.8	$—	$—
Return on plan assets	102.1	197.9	—	—
Benefits paid	(92.8)	(82.7)	—	—
Contributions	7.9	3.2	—	—
Acquisitions(1)	58.6	—	—	—
Foreign exchange	7.9	6.7	—	—

Fair value of plan assets — end of year(2)	$1,128.6	$1,044.9	$—	$—

Funded status at year-end	$(218.6)	$(158.4)	$(181.3)	$(209.9)
Unamortized prior service cost	(6.1)	(4.8)	(11.4)	(12.7)
Unrecognized net actuarial loss	451.9	421.2	51.3	71.6

Net amounts recognized in the balance sheet	$227.2	$258.0	$(141.4)	$(151.0)

Amounts recognized in the balance sheet consist of:
Other assets	$278.4	$271.1	$—	$—
Accrued expenses and other liabilities	(187.1)	(125.9)	(141.4)	(151.0)
Accumulated other comprehensive income (pre-tax)	135.9	112.8	—	—

Net amount recognized	$227.2	$258.0	$(141.4)	$(151.0)

Additional information about defined benefit pension plans:
(Decrease) Increase in minimum pension liability included in other comprehensive income (pre-tax)	$23.1	$(271.5)	—	—
Accumulated benefit obligation — end of year	$1,301.9	$1,149.3	—	—

(1)
Includes the acquisition of pension plans in conjunction with the acquisition of McLeod Russel in 2004. Refer to Note 4.

(2)
The fair value of domestic pension plan assets at December 31, 2004 and 2003 was $987.3 and $983.7, respectively. The fair value of foreign pension plan assets at December 31, 2004 and 2003 was $141.3 and $61.2, respectively.

        An additional minimum pension liability adjustment is required when the accumulated benefit obligation of a plan exceeds plan assets and accrued pension liabilities. This adjustment also requires the elimination of any previously recorded prepaid pension asset. The minimum liability adjustment, less allowable intangible assets, is reported as a component of accumulated other comprehensive income. However, in a year when the plan assets exceed the accumulated benefit obligation of the plan, pension adjustments previously recorded as a component of accumulated other comprehensive income are removed and any net prepaid pension asset is restored. As a result of the deteriorated funded status of our pension plan we were required to record a minimum pension liability adjustment as of December 31, 2004. We recorded this non-cash, non-income statement adjustment, net of tax, as a component of accumulated other comprehensive income in the Consolidated Statement of Shareholders' Equity. The total pension adjustment amount recorded to the accumulated other comprehensive income account in 2004 was $17.2, net of tax.

        The following is certain information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets:

	As of December 31,
	2004	2003
Projected benefit obligation	$540.9	$413.5
Accumulated benefit obligation	$525.7	$381.9
Fair value of plan assets	$343.6	$261.8

        Components of Net Periodic Benefit Expense (Income) — Net periodic pension benefit expense (income) for our pension plans included the following components:

	Year Ended December 31,
	2004	2003	2002
Service cost	$14.8	$14.4	$13.1
Interest cost	79.4	74.2	74.5
Expected return on plan assets	(102.7)	(101.1)	(118.6)
Amortization of unrecognized (gains) losses	16.3	3.1	1.1
Amortization of unrecognized prior service cost	(0.5)	(0.4)	(0.5)

Net periodic pension benefit expense (income)	$7.3	$(9.8)	$(30.4)

        In accordance with SFAS No. 88 "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," we recorded a net curtailment loss of $2.4 in 2004 and curtailment gains of $2.1 in 2003 and $2.7 in 2002. The curtailment loss and gains were primarily the result of reductions in workforce through restructuring initiatives and business divestitures.

        The net periodic postretirement benefit expense included the following components:

	Year Ended December 31,
	2004	2003	2002
Service cost	$—	$0.3	$0.3
Interest cost	11.1	13.0	15.7
Amortization of unrecognized loss	2.8	3.8	4.5
Amortization of unrecognized prior service cost	(1.3)	(1.2)	(2.5)

Net periodic postretirement expense	$12.6	$15.9	$18.0

        As indicated in Note 3, in connection with the adoption of FSP SFAS No. 106-2, we reduced our net periodic postretirement benefit expense by $3.3 in 2004.

Notes to Consolidated Financial Statements
December 31, 2004
(Dollar and share amounts in millions, except per share and per LYON data)

        Assumptions — Actuarial assumptions used in accounting for our pension plans are as follows:

	Year Ended December 31,
	2004	2003	2002
Weighted average actuarial assumptions used in determining net periodic pension expense (income):
Discount rate	6.18%	6.67%	7.17%
Rate of increase in compensation levels	4.64%	4.42%	4.46%
Expected long-term rate of return on assets — domestic pension plans	8.50%	8.50%	9.50%
Expected long-term rate of return on assets — foreign pension plans	8.50%	8.50%	8.50%
Weighted average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.90%	6.18%	6.67%
Rate of increase in compensation levels	4.10%	4.64%	4.42%

        It is our policy to review the pension assumptions annually. Pension benefit income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (1) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans; (2) The discount rate is set based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid (high quality fixed income investments are commonly defined as fixed income investments with at least a Moody's AA- credit rating); and (3) The rate of increase in compensation levels is established based on management's expectations of current and foreseeable future increases in compensation. In addition, management also considers advice from independent actuaries. The long-term rate of return assumption for the 2005 pension benefit expense (income) calculation is expected to be approximately 8.5%.

        Actuarial assumptions used in accounting for our domestic postretirement plans are as follows:

	Year Ended December 31,
	2004	2003	2002
Assumed health care cost trend rates:
Heath care cost trend rate for next year	10.0%	10.0%	8.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2009	2008
Discount rate used in determining net periodic postretirement benefit expense	6.25%	6.75%	7.25%
Discount rate used in determining net year-end postretirement benefit obligation	6.00%	6.25%	6.75%

        The accumulated postretirement benefit obligation was determined using the terms and conditions of our various plans, together with relevant actuarial assumptions and health care cost trend rates. It is our policy to review the postretirement assumptions annually. The assumptions are determined by management and are established based on our prior experience and management's expectation that future rates will decline. In addition, management also considers advice from independent actuaries.

        Assumed health care cost trend rates can have a significant effect on the amounts reported for the other postretirement benefit plans. A percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest costs	$0.6	$(0.6)
Effect on postretirement benefit obligation	$10.9	$(10.1)

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

        Under the Plan, we contributed 0.496, 0.531 and 0.424 shares of our common stock to employee accounts in 2004, 2003 and 2002, respectively. Compensation expense is recorded based upon the market value of shares as the shares are contributed to employee accounts. We recorded $21.3 in 2004, $21.6 in 2003 and $23.3 in 2002 as compensation expense related to the matching contribution.

(11) Income Taxes

        Income (loss) before income taxes and the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2004	2003	2002
Income (loss) before income taxes:
Income (loss) from continuing operations:
United States(1)	$(166.0)	$225.6	$280.4
Foreign	19.7	18.0	19.9

	$(146.3)	$243.6	$300.3

(Benefit) provision for income taxes:
Current:
Federal	$(4.0)	$40.3	$(22.4)
Foreign	27.6	24.5	48.1
State	(3.1)	3.1	10.2

Total current	20.5	67.9	35.9

Deferred and other:
Federal	(46.3)	25.8	110.6
Foreign	(9.0)	(2.5)	(27.8)
State	3.2	10.8	17.3

Total deferred and other	(52.1)	34.1	100.1

Total (benefit) provision	$(31.6)	$102.0	$136.0

(1)
Includes equity earnings in joint ventures of $26.0, $34.3 and $36.6 in 2004, 2003 and 2002, respectively.

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002
Tax at U.S. federal statutory rate	(35.0%)	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	(3.1)	4.4	4.4
Extraterritorial income	(2.3)	(2.5)	(0.8)
Taxes on foreign income	0.5	2.9	(2.3)
Change in valuation allowance	(0.2)	(1.0)	4.9
Impairment of goodwill and indefinite lived intangibles	46.8	—	—
Disposition basis differences	—	(1.2)	0.7
Audit settlements with IRS	(26.2)	—	—
Other	(2.1)	4.3	3.4

	(21.6%)	41.9%	45.3%

        For the years ended December 31, 2004, 2003, and 2002, pre tax income from discontinued operations totaled $137.9, $119.9, and $153.4, respectively. Taxes provided for such income totaled $40.3, $25.5, and $41.7 in 2004, 2003, and 2002, respectively.

        Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2004	2003
Deferred tax assets:
Working capital accruals	$44.9	$38.7
Legal, environmental and self-insurance accruals	74.7	94.5
Restructuring	10.5	21.0
Pension, other postretirement and postemployment benefits	80.9	75.9
NOL and credit carryforwards	82.3	87.4
Payroll and compensation	58.8	38.4
Interest rate protection agreements	9.6	21.4
Other	32.2	62.6

Total deferred tax assets	393.9	439.9
Valuation allowance	(79.6)	(83.9)

Net deferred tax assets	314.3	356.0
Deferred tax liabilities:
LYONs interest deductions	77.1	53.8
Accelerated depreciation	68.8	79.4
Pension credits	110.7	108.0
Basis difference in affiliates	31.5	26.1
Unremitted earnings of certain foreign subsidiaries	38.0	54.9
Intangibles recorded in acquisitions	158.1	174.5
Other	49.3	47.2

Total deferred tax liabilities	533.5	543.9

	$(219.2)	$(187.9)

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

        Realization of deferred tax assets associated with the net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance decreased by $4.3 and $1.2 in 2004 and 2003, respectively.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years may be greater than amounts paid in 2004, 2003 and 2002.

        During 2004, we reduced our income tax provision by $38.3, and reduced goodwill by $31.8, associated with changes in estimates of income tax liabilities. These changes in estimates resulted from the closure of certain matters with the Internal Revenue Service ("IRS") relating to the 1995 to 1997 income tax returns of General Signal Corporation and SPX Corporation and the 2000 income tax return of United Dominion Industries Limited ("UDI"). General Signal Corporation was acquired through a reverse acquisition in 1998, and UDI was acquired in 2001. We reassess the adequacy of income tax liabilities at the end of each reporting period, including the results of local, state, federal and foreign statutory audits and estimates and judgments used. As a result of the January 2005 divesture of Bomag, we anticipate an increase in our effective income tax rate in 2005 as Bomag has historically had a lower effective income tax rate in comparison to our remaining businesses.

        During December 2004, we repatriated capital and taxable earnings of certain foreign subsidiaries of $192.5, with the taxable earnings totaling $58.4. We provided taxes on these earnings of approximately $20.4 million in the fourth quarter of 2004.

        As of December 31, 2003, deferred taxes of $54.9 had been provided for the undistributed foreign earnings of certain subsidiaries. With the exception of these subsidiaries, the remaining foreign earnings were considered indefinitely reinvested. Accordingly, as of December 31, 2003, no provision was recorded for U.S. federal and state income taxes or foreign withholding taxes other than the $54.9 noted above.

        In 2005, we intend to repatriate $500.0 million of foreign earnings under the terms of the American Jobs Creation Act of 2004 ("AJCA") and have provided for the estimated tax cost of the repatriation as of December 31, 2004. Prior to 2004, deferred taxes had been provided for undistributed earnings of certain subsidiaries. These taxes totaled approximately $58.0 as of the end of the third quarter of 2004 and were established at tax rates that are higher than those that will apply under the AJCA provisions. We currently estimate that the tax cost for the 2005 repatriation will be approximately $38.0, including the tax cost on the repatriation of the earnings of certain subsidiaries that were not considered indefinitely reinvested. Accordingly, we have recorded a net tax benefit of approximately $20.0.

        Any remaining foreign earnings are considered indefinitely reinvested. Accordingly, we have made no provision for U.S. federal and state income taxes or foreign withholding taxes for these remaining foreign earnings. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries.

        In 1997, we, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and self-insurance liabilities associated with existing retiree medical, workers compensation, and key manager life insurance programs to a fully consolidated risk management company ("RMC") in exchange for stock representing a minority interest in the RMC. Subsequently, we sold the minority interest in the RMC to a third party investor at fair market value, which resulted in a capital loss of $73.7 for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received on the sale of the stock. In 1998 and 1999, we entered into similar transactions designed to manage and reduce costs associated with certain healthcare and environmental liabilities. Those transactions resulted in tax losses of $84.8 and $40.9, respectively. In 2001, the IRS indicated that it intended to challenge the tax treatment of these types of transactions.

        In 2004, the IRS issued a notice of proposed adjustment disallowing the capital loss claimed as a deduction on our 1997 tax return. We protested the disallowance to the Appeals Office of the IRS in June 2004.

        If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest to date of $9.4. Although the IRS has not proposed adjustments for later years, we anticipate receiving notices for the 1998 and 1999 transactions. The potential disallowance for these later years, computed on a similar basis to the 1997 disallowance, would be approximately $45.8, plus net interest to date of approximately $11.8. The IRS has proposed penalties with respect to the 1997 transaction of $10.3. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely. In addition, because we filed disclosure notices with the IRS, we should not be subject to penalty assessments for the 1998 or 1999 transactions.

        Also in 2004, the IRS issued a notice of proposed adjustment with respect to the sale of Sealed Power Europe in 1997. Specifically, the IRS is proposing to require recapture of certain foreign losses claimed as deductions on tax returns prior to 1997. If the IRS ultimately prevails in its position, the income tax due for 1997 would increase by approximately $6.9, plus net interest to date of approximately $2.5. We also protested this proposed adjustment to the Appeals Office of the IRS in June 2004.

        If we are unable to resolve these matters with the Appeals Office of the IRS, we would expect to receive a notice of tax deficiency from the IRS. Upon receiving the notice, we would have the following options:

  1.
  File a petition for redetermination in Tax Court within 90 days. In this case, payments would not be required until the Tax Court renders its decision.

  2.
  Wait to receive a statement of amount due from the IRS and pay the amount due.

  3.
  Pay the amount due as outlined in option 2 above, except, after paying the amount due, take appropriate steps to institute a suit in Federal District Court or the Federal Claims Court for a refund of the amounts paid.

        We believe that our positions are well supported and disagree with the proposed adjustments. If we are unable to resolve this matter with the Appeals Office of the IRS, we will make a decision as to which of the above three options we will pursue. In any event, we intend to aggressively contest these matters through applicable IRS and judicial procedures, as appropriate.

        Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for the probable liability associated with these matters. Liabilities established for the income taxes for the 1997 healthcare liability management company transaction and the Sealed Power Europe transaction, as well as any interest for these transactions through 1997, were established in connection with General Signal Corporation reverse acquisition in 1998 and, thus, recorded to goodwill. Any additional interest recorded for these matters has been provided through our statements of operations. Liabilities established for income taxes, as well as any interest, for the 1998 and 1999 healthcare liability management company transactions have been provided through our statements of operations as these transactions occurred after the General Signal Corporation reverse acquisition. While the resolution of the issue may result in tax liabilities that may differ from the reserves established for this matter, we currently believe that the resolution will not have a material adverse effect on our financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As we are no farther than the initial stages of the appeals process for any of the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

        We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we believe a liability is probable and can be reasonably estimated. Reserves for these contingencies are recorded in "income taxes payable" and "deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these reserves are adjusted, such as in the case of audit settlements with taxing authorities. Any potential liabilities in excess of amounts recorded are not material.

Notes to Consolidated Financial Statements
December 31, 2004
(Dollar and share amounts in millions, except per share and per LYON data)

(12)   Indebtedness

	December 31,
	2004	2003
Revolving credit loan	$—	$—
Tranche A term loan	191.3	208.1
Tranche B term loan	882.1	891.0
LYONs, net of unamortized discount of $364.2 and $382.0, respectively	658.5	640.8
7.5% senior notes	472.5	500.0
6.25% senior notes	248.6	300.0
Other borrowings	73.1	80.0

	2,526.1	2,619.9
Less: short-term debt	(63.5)	(64.9)
Less: current maturities of long-term debt	(48.3)	(24.8)

Total long-term debt	$2,414.3	$2,530.2

Credit Facility

        Our credit facility includes our Tranche A and Tranche B term loans along with our revolving credit loan. Aggregate maturities of the term loans as of December 31, 2004 are $48.3 in 2005, $53.9 in 2006, $59.5 in 2007, $275.1 in 2008, and $636.6 in 2009.

        On January 7, 2005, we repaid $128.5 and $271.5 of the Tranche A and B term loans, respectively. These repayments were applied to the term loans in direct order of maturity, as allowed under the amendment to the credit agreement dated December 22, 2004 (see below for further discussion of this amendment). In connection with this pay down of the Tranche A and B term loans, we will record a charge in the first quarter of 2005 of approximately $3.8 associated with the write-off of deferred financing costs related to the term loans.

        Although no amounts are borrowed under our revolving credit loans at December 31, 2004, any future borrowings under these loans would mature in 2008, when the facility expires, but could be repaid at any time before 2008.

        On February 12, 2004, we refinanced our credit facility to reduce the applicable rate on our Tranche B term loan. We also amended certain covenants to, among other things, increase our flexibility associated with the mandatory repayment of debt and disposition of assets. On December 22, 2004, we amended our credit facility to increase our flexibility to use proceeds from dispositions. As a result, we are not required to prepay term loans or reinvest proceeds from the dispositions of Bomag or EST, in excess of the first $150.0 required to be applied to prepay term loans. The amendment also adds flexibility for the use of proceeds from the sale of additional assets. In addition, the amendment provides that if the credit facilities are rated Ba3 or lower by Moody's or BB+ or lower by Standard & Poors, the interest margin will generally increase by 0.25%. On March 7, 2005, Standard & Poors adjusted the rating on our credit facility to BB+, resulting in the 0.25% margin increase on our credit facility. Lastly, the amendment modifies the formula relating to permitted stock buy-backs, including permitting us to purchase an unlimited amount of our equity if our ratio of Consolidated Debt to Consolidated EBITDA is less than 2.5 to 1.0.

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

        Our credit facility also requires scheduled principal payments of the term loans and issuances of subordinated debt under certain circumstances.

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

        Under the credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During 2004, interest on the term loans was generally calculated using LIBOR and we intend to select LIBOR as the borrowing rate in the foreseeable future. The Applicable Rate for the revolving loans and the Tranche A and B term loans is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate in effect after the December 2004 amendment and the rate adjustment by Standard & Poors is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A and B term loans and revolving loans	Between 2.00% and 2.50%	Between 1.00% and 1.50%

        Our $500.0 of revolving loans available under our credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. As of December 31, 2004, the revolving credit loans were unused; however, the aggregate available borrowing capacity was reduced by $179.6 of letters of credit outstanding as of December 31, 2004.

        Our credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries.

        Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) as of the last day of any period of four consecutive quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive quarters to be less than 3.50 to 1.00. For the year ending December 31, 2004, our Consolidated Leverage Ratio was 2.99 to 1.00 and our Consolidated Interest Coverage Ratio was 4.39 to 1.00.

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

        During 2004, we repurchased $51.4 and $27.5 of the 6.25% senior notes and 7.5% senior notes, respectively. In connection with these repurchases, we recorded a charge of $2.6 to interest expense relating to the write-off of debt acquisition costs and the net premium associated with the repurchases of the notes.

        The indentures governing the notes contain a number of covenants that limit our ability, and the ability of our subsidiaries, to incur additional debt, pay dividends and repurchase stock, make other restricted payments, including, without limitation, investments, create liens, enter into sale leaseback transactions, enter into agreements that restrict dividends from subsidiaries, sell or otherwise dispose of assets, including capital stock of subsidiaries, enter into transactions with our affiliates, and enter into mergers or consolidations. As a result of significant non-cash impairment charges for goodwill and indefinite lived intangible assets during the fourth quarter of 2004, we currently have $0.8 of available capacity under the senior note indenture to make restricted payments or repurchase stock, which includes paying dividends. Under the indentures, none of our subsidiaries are restricted from paying dividends to us.

        In February 2005, we announced that we had commenced cash tender offers to purchase any and all of the outstanding 6.25% senior notes and the 7.5% senior notes (collectively, the "Notes"), as well as the related consent solicitations to amend the indenture governing each series of Notes. The total consideration to be paid for each validly tendered 6.25% senior note will be based on a fixed spread of 62.5 basis points over the yield to maturity of the 5% U.S. Treasury Note due February 15, 2011. The total consideration to be paid for each validly tendered 7.5% senior note will be based on a fixed spread of 62.5 basis points over the yield to maturity of the 3% U.S. Treasury Note due November 15, 2007. The foregoing amounts will include a consent payment of $30 per $1,000 principal amount of the Notes if the Notes are tendered on or prior to consent time. The consent solicitation and tender offers will expire on March 18, 2005, unless extended, and as of the date of this filing, a majority of each of the 6.25% and 7.5% senior notes had tendered into the offer, which would represent receipt of the requisite consents for each of the notes, upon closing of the offer. The offer is subject to satisfaction of certain conditions, including closing of the sale of the EST business, however, we could waive this closing condition and pay for the tendered notes with other funds, including the proceeds from the sale of our Kendro business, if available. In the event that we are successful in purchasing all of the Notes, we will record charges of approximately $80.0 for premium and fees paid to redeem the Notes, and $14.0 for the write-off of deferred financing costs associated with the Notes.

Liquid Yield Option Notes

        On February 6, 2001, we issued Liquid Yield Option (TM) Notes ("February LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option (TM) Notes ("May LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount of $415.0 due at maturity on May 9, 2021.

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

        As of December 31, 2004, the February and May LYONs had accreted carrying values of $640.8 and $17.7, respectively, classified as long-term debt.

        SFAS No. 78, "Classification of Obligations That are Callable by the Creditor," requires that obligations that are by their terms, due upon demand within one year of the balance sheet date be considered short-term obligations, unless the obligor has the ability and the intent to refinance. The May LYONs have a put option date within twelve months of December 31, 2004. However, we have classified the full-accreted value of the May LYONs, $17.7, as long-term debt as we have the ability and intent at December 31, 2004, through the availability of our revolving loans, to refinance the full amount of any May LYONs that may be put to us. The next put date for the February LYONs is February 6, 2006 and therefore all of the February LYONs outstanding at December 31, 2004 are classified as long-term debt. In addition to using our revolving loans for the long-term portion of the LYONs, we may use cash or other capital market financing to fund the short-term portion of these obligations if they are put to us or reach maturity.

        The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, holders of the LYONs are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that any of the February LYONs or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of

2.75% would be recaptured at the time of the put or redemption. The amount of tax recapture we may be subject to at the next put dates of May 9, 2005 and February 6, 2006, if the LYONs are put to us, is $1.8 and $100.6, respectively.

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

  (2)
  During any period in which the credit rating assigned to the LYONs by either Moody's or Standard & Poor's is at or below a specified level; and

  (3)
  Upon the occurrence of certain corporate transactions, including a change in control.

        In addition, a holder may surrender for conversion, at the accreted value, a LYON for redemption even if it is not otherwise convertible at such time.

        The conversion rights based on predetermined accretive values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices — For the Next Twelve Months:
2005 First Quarter	$87.25	$85.40
2005 Second Quarter	$87.63	$85.89
2005 Third Quarter	$88.02	$86.39
2005 Fourth Quarter	$88.41	$86.89

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

        In October 2004, the EITF of the FASB reached a consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share." Under the EITF's conclusion, contingently convertible shares attached to a debt instrument are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. The effective date for the EITF is for reporting periods ending after December 15, 2004 and required retroactive restatement of our diluted earnings per share calculations for all periods presented. See Note 15 for the calculations of diluted earnings per share.

Other Borrowings

        Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of December 31, 2004, the participating businesses had $15.8 outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of December 31, 2004, the participating businesses had $46.7 outstanding under this arrangement. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms, we have classified these amounts as short-term debt. At December 31, 2003, a total of $64.9 was outstanding under these programs.

Other Financing Activities

        In first nine months of 2004, we entered into sale and assignment transactions whereby certain of our businesses sold without recourse certain accounts receivable. At the beginning of the fourth quarter of 2004, we discontinued the sale of accounts receivable. Net proceeds from similar non-recourse accounts receivable sales were $30.6 at December 31, 2003. Once sold, these receivables are not included on our consolidated balance sheet.

        In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. During the third quarter of 2004, we borrowed $1.0 million under the financing agreement, with such balance included in short-term debt at December 31, 2004. Prior to the third quarter of 2004, there were no borrowings under the financing agreement.

(13)   Financial Instruments

        We have entered into interest rate protection agreements ("swaps") to hedge the potential impact of increases in interest rates on our variable rate debt portfolio. We account for our swaps as cash flow hedges, and as of December 31, 2004, we had outstanding swaps with maturities to November 2009 that effectively convert $1,100.0 of our variable rate debt to a fixed rate of approximately 6.5%.

        As of December 31, 2004, the pre-tax accumulated derivative loss recorded in accumulated other comprehensive income was $29.1, and we have recorded a long-term liability of $27.9 to recognize the fair value of these swaps. Based on the unrealized losses of our swaps at December 31, 2004, we expect to reclassify $10.0 of our current derivative loss from accumulated other comprehensive income into interest expense during 2005 as the hedged transactions occur. Due to fluctuations in interest rates, however, the derivative loss recorded in accumulated other comprehensive income is subject to change prior to its reclassification into earnings. The ineffective portion of these swaps has been recognized in earnings as a component of interest and resulted in income of $10.0 in 2004 and expense in 2003 of $4.5.

        In connection with the January 7, 2005 repayment of $400.0 of our Tranche A and B term loans, we terminated interest rate swaps with a notional amount of $700.0 for cash of $9.8. In 2003, in connection with the repayment of $200.0 of our outstanding Tranche B term loan, we terminated one interest rate swap with an aggregate notional amount of $200.0 for cash of $3.4. These instruments were included in the portfolio of interest rate swaps designated as cash flow hedges of our variable rate debt portfolio. Because the future interest payments hedged by swaps with a notional amount of $400.0 and $200.0 at December 31, 2004 and 2003, respectively, were no longer probable of occurring, in 2004 and 2003 we recognized $8.0 and $3.4, respectively, in interest expense to reclassify into earnings from accumulated other comprehensive income, the fair value of the related swaps.

        We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. As such, we have entered into foreign currency protection agreements ("FX contracts") to hedge the potential impact of the change in the U.S. dollar versus certain foreign currencies (e.g., the Euro, Pounds Sterling, and Canadian dollar). We account for our FX contracts as cash flow hedges, and as of December 31, 2004, we had outstanding FX contracts with maturities of generally no more than 18 months, and an aggregate notional amount of $121.8. As of December 31, 2004, the pre-tax accumulated gain recorded in accumulated other comprehensive income was $4.3, and we have recorded current assets of $5.9 to recognize the fair value of these FX contracts. We expect to reclassify $3.2 of our current FX contract gains from accumulated other comprehensive income into revenues or cost of goods sold during 2005 as the hedged transactions occur. Due to the fluctuations in currency exchange rates, however, the gain recorded in accumulated other comprehensive income is subject to change prior to reclassification to earnings. The ineffective portion of these FX contracts has been recognized in earnings as a component of other income (expense), net, and resulted in income in 2004 of $1.6. The amounts of FX contracts were not material to our consolidated financial statements during 2003 or as of December 31, 2003.

        From time to time we enter into commodity contracts. Other than the above noted interest and foreign currency arrangements, there were no material derivative instrument transactions during any of the periods presented. We do not enter into financial instruments for speculative or trading purposes; however, such instruments may become speculative if the future cash flows originally hedged are no longer probable of occurring.

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

Concentrations of Credit Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable, and interest rate and foreign currency protection agreements.

        Cash and temporary investments and our interest rate and foreign currency protection agreements are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

        Concentrations of credit risk arising from trade accounts receivable are due to selling to a large number of customers in a particular industry. We perform ongoing credit evaluations of our customers' financial conditions and obtain collateral or other security when appropriate. No one customer accounts for more than 10% of our revenues.

        We are exposed to credit losses in the event of nonperformance by counter parties to our interest rate and foreign currency protection agreements, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counter parties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counter parties.

(14)   Commitments And Contingent Liabilities

Leases

        We lease certain manufacturing facilities, offices, sales and service locations, machinery and equipment, vehicles, and office equipment under various leasing programs accounted for as operating leases. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2005	$35.8
2006	31.4
2007	25.9
2008	20.7
2009	16.2
Thereafter	45.5

Total minimum payments	$175.5

        Total operating lease expense was $39.6 in 2004, $36.6 in 2003, and $33.7 in 2002.

        As of December 31, 2004, we had no material capital lease obligations.

General

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers' compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware of may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

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

        Beginning in March 2004, multiple class action complaints seeking unspecified monetary damages were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints have been consolidated into a single amended complaint against the company and our former Chairman, CEO and President. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety. Additionally, on April 23, 2004, an additional class action complaint was filed in the same court, alleging breaches of the Employee Retirement Income Security Act of 1974 by us, our then general counsel and the Administrative Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan's holding of our stock. We believe that the allegations stated in the complaints are without merit and intend to defend against them vigorously. We are currently unable to predict the outcome, although we believe the potential loss to the company is likely to be within the limits of our coverage under our Directors and Officers insurance policies.

        One of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., has been notified that it is the subject of an investigation by the Milan Public Prosecutor's Office. The investigation relates to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. We are cooperating with the prosecutor's office in this investigation. As the investigation is in its preliminary stages, we are currently unable to predict the outcome or to reasonably estimate the range of potential liability, if any. We have taken actions to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling tower business.

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

        On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI's allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the U.S. District Court in Detroit. Several summary judgment, discovery and other motions are currently pending with the Court. There is currently no trial date scheduled. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

Environmental Matters

        Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violation that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 72 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, there can be no assurance that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

        In the case of contamination at offsite, non-owned facilities, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 33 sites, only 13 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a "de minimis" potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is immaterial.

        In connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We account for these assumed liabilities in accordance with SFAS No. 5 "Accounting for Contingencies" and, therefore, record the liability when it is both probable and the amount can be reasonably estimated.

        In our opinion, after considering accruals established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows.

Self-Insurance

        We are primarily self-insured for workers' compensation, automobile, product and general liability, and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts.

Executive Severance Agreements

        Our Board of Directors has adopted executive severance agreements, which create certain liabilities in the event of the termination of six covered executives following a change of control. The total commitment under the executive severance agreements should all six employees be terminated is approximately $56.8, which includes the forgiveness of the original non-interest bearing 20-year relocation home loans, totaling $4.5 granted in connection with the 2001 move of our Corporate headquarters.

        On February 28, 2005, our Board of Directors also approved employment agreements for five of the six executives noted above. These agreements have a rolling two-year term and specify the executive's current compensation, benefits and perquisites, the executive's entitlements upon termination of employment, and other employment rights and responsibilities.

        In connection with the retirement and resignation of our then Chairman, CEO, and President in December 2004, we entered into a separation agreement with him that resulted in a charge in 2004 of approximately $7.3, which is net of a credit of $8.2 associated with compensation previously recorded for restricted stock that was forfeited as part of the separation agreement. Amounts due to our former Chairman, CEO, and President under the separation agreement total approximately $9.6 at December 31, 2004, and are net of the required payment of a relocation home loan of approximately $2.5.

(15)   Shareholders' Equity

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

Earnings Per Share

        The following table sets forth the computation of diluted earnings per share:

	Year Ended December 31,
	2004	2003	2002
Numerator:
Income (loss) from continuing operations for calculating basic earnings per share	$(114.7)	$141.6	$164.3
Interest on convertible LYONs, net of tax	—	15.8	20.0

Income (loss) from continuing operations for calculating diluted earnings per share	$(114.7)	$157.4	$184.3

Denominator:
Weighted average number of common shares used in basic earnings per share	74.271	76.802	81.440
Employee stock options	—	0.882	1.519
Conversion of convertible LYONs	—	10.964	13.249

Weighted average number of common shares and dilutive securities used in diluted earnings per share	74.271	88.648	96.208

        The total number of stock options that could be considered as potential common shares that were not included in the computation of dilutive earnings per share because their impact would be anti-dilutive based on the current market prices was 13.7, 15.5 and 12.2 at December 31, 2004, 2003 and 2002, respectively.

        The corresponding incremental shares of 9.820, and employee stock options of 0.803 have been excluded from the diluted earnings per share calculation in 2004 as their impact would be anti-dilutive.

Notes to Consolidated Financial Statements
December 31, 2004
(Dollar and share amounts in millions, except per share and per LYON data)

Accumulated Other Comprehensive Income (Loss)

        The components of the balance sheet caption accumulated other comprehensive income (loss) are as follows:

	December 31, 2004	December 31, 2003
Foreign currency translation adjustment	$428.9	$304.4
Unrealized losses on qualifying cash flow hedges, net of tax benefit of $9.7 and $20.9, respectively	(15.3)	(28.3)
Minimum pension liability adjustment, net of tax benefit of $49.8 and $43.9, respectively	(86.1)	(68.9)

Accumulated other comprehensive income	$327.5	$207.2

Common Stock and Treasury Stock

        At December 31, 2004, we had 200.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares, and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2001	83.308	(2.522)	80.786
Acquisitions	0.219	—	0.219
Stock options exercised	1.330	—	1.330
Share repurchases	—	(3.621)	(3.621)
Restricted stock grant	1.000	—	1.000
Warrants	0.512	—	0.512
Other	0.400	—	0.400

Balance at December 31, 2002	86.769	(6.143)	80.626
Stock options exercised	0.502	—	0.502
Share repurchases	—	(7.317)	(7.317)
Other	0.504	—	0.504

Balance at December 31, 2003	87.775	(13.460)	74.315
Stock options exercised	1.356	—	1.356
Share repurchases	—	(1.144)	(1.144)
Restricted stock and restricted stock units	0.353	(1.143)	(0.790)
Other	0.505	—	0.505

Balance at December 31, 2004	89.989	(15.747)	74.242

Stock Based Compensation

Stock Compensation Plans

        Under the 2002 Stock Compensation Plan, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 6.3 of these shares were available for grant at December 31, 2004.

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

        Restricted stock or restricted stock units may be granted to certain eligible employees in accordance with applicable equity compensation plan documents and agreements. Subject to participants' continued employment and other plan terms and conditions, the restrictions lapse and units vest over three years. The 2004 grants vest ratably. In December 2004, the Compensation Committee of the Board of Directors announced changes to our stock based employee compensation program. Under the announced changes, performance thresholds will be instituted for vesting of restricted stock and restricted stock units in 2005 and future years. For the nine-member senior management group, this vesting will be based on SPX shareholder return versus the S&P 500 composite index. The share grant will vest if the company outperforms the S&P 500 index on an annual basis. In the event the share grant does not vest in any year, the company's shareholder return versus the S&P 500 index for the cumulative periods will serve as the basis for vesting. If the company's shareholder return does not exceed the S&P 500 index for any year in the cumulative period, then the recorded expense will be reversed. For all other recipients, vesting will be based on the achievement of either Economic Value Added (EVA) performance targets (or a substitute metric) or the company's shareholder return versus the S&P 500 composite index.

Special Option Awards

        In 2004, 2003, and 2002, no special options were awarded. At December 31, 2004, 7.7 of the total options outstanding were granted outside of the 2002 Stock Compensation Plan.

        In December 2004, four members of our executive management team elected to voluntarily surrender outstanding stock options to purchase 2.5 shares of common stock granted to them in August 2000, with exercise prices of ranging from $105.00 to $150.00. In addition, certain members of our senior leadership team, who left the company in 2004, forfeited unvested options to purchase 0.7 shares of common stock, with exercise prices ranging from $60.00 to $150.00.

        The following table shows stock option activity from December 31, 2001 through December 31, 2004:

	Shares	Options Weighted Average Exercise Price
Options outstanding at December 31, 2001	17.424	$73.26
Granted	3.284	69.15
Exercised	(1.330)	37.79
Terminated	(0.968)	—

Options outstanding at December 31, 2002	18.410	$76.36
Granted	3.184	38.72
Exercised	(0.502)	37.05
Terminated	(1.163)	—

Options outstanding at December 31, 2003	19.929	$72.82
Granted	0.019	53.15
Exercised	(1.356)	30.93
Terminated	(4.051)	—

Options outstanding at December 31, 2004	14.541	$66.42
Exercisable at December 31, 2004	12.652	69.14
Exercisable at December 31, 2003	6.818	46.53
Exercisable at December 31, 2002	5.110	41.47

        Stock options outstanding and exercisable at December 31, 2004 and related weighted average exercise price and remaining average life information follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Remaining Life-Years (Wtd. Avg.)	Exercise Price (Wtd. Avg.)	Shares	Exercise Price (Wtd. Avg.)
$ 7.06 - $ 11.81	0.006	0.5	$8.65	0.006	$8.65
$ 19.22 - $ 27.81	0.056	3.5	22.90	0.056	22.90
$ 29.59 - $ 44.34	4.306	5.1	37.60	3.013	37.19
$ 44.84 - $ 67.00	3.432	3.5	51.51	3.414	51.48
$ 67.31 - $ 97.50	4.741	4.3	78.20	4.163	79.41
$105.00 - $150.00	2.000	1.9	$127.50	2.000	$127.50

        We account for our stock-based employee compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, except for restricted stock and restricted stock unit awards, we do not recognize any compensation expense. In December 2004, the FASB issued the revised SFAS No. 123, "Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R supercedes APB No. 25 and requires the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the instrument at the grant date. SFAS No. 123R is effective starting with the first interim period beginning after June 15, 2005. We have not issued any stock options since our 2003 option grant and those will become fully vested in the first quarter of 2006. We intend to adopt the modified prospective application of expensing stock options in accordance with SFAS No. 123R. Accordingly, compensation expense will be recognized for these unvested stock options during the period July 1, 2005 through the first quarter of 2006, with such amount totaling approximately $6.0, net of tax. Compensation expense will continue to be recognized for both outstanding unvested restricted stock and restricted stock units in accordance with APB No. 25 and eventually SFAS No. 123R, upon its adoption in third quarter of 2005. For the periods presented, we have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123." Refer to Note 1 of our Consolidated Financial Statements for the disclosure information required under SFAS No. 148.

Restricted Stock and Restricted Stock Unit Awards

        Upon vesting, the restricted stock units are converted into shares of our common stock and are free of any restrictions. In 2004, we issued 0.345 shares of restricted stock and 0.772 of restricted stock units to certain business leaders and other employees. Expense for restricted stock and restricted stock units is recognized over the vesting period in accordance with APB Opinion No. 25. Compensation expense associated with restricted stock and restricted stock unit awards totaled $9.1 in 2004, net of a credit of $8.2 relating to compensation expense previously recorded for restricted stock that was forfeited in connection with the December 2004 retirement and resignation of our then Chairman, CEO and President. The amount associated with the unvested portion of the restricted stock and restricted stock unit awards is recorded, net of tax, as "unearned compensation" within shareholders' equity, with such amount totaling $33.2 at December 31, 2004. Additionally, 1.132 shares of restricted stock, including 1.066 shares relating to the retirement of our then Chairman, CEO, and President in December 2004, and 0.070 restricted stock units were forfeited during 2004.

Warrants

        At December 31, 2001, we had 0.732 outstanding warrants exercisable for 0.732 shares of our common stock. These warrants were originally issued in 1987 by GCA Corporation, a company acquired by General Signal Corporation in 1988. As a result of the acquisition of GCA by General Signal and the subsequent acquisition of General Signal by us, the warrants became rights to purchase shares of our common stock. The warrants represented the right to purchase an aggregate of 0.732 shares of our common stock at an exercise price of $47.26 per share. In 2002, we issued 0.512 shares of common stock and received $24.2 of cash proceeds related to the exercise of these warrants. The remaining 0.220 warrants were not exercised and expired in 2002. All cash proceeds received by us in connection with the warrant exercises were used for general corporate purposes. At December 31, 2004, we had no warrants outstanding.

Treasury Stock

        In 2004, we repurchased 1.1 shares of our common stock on the open market, for a total cash consideration of $42.3. The covenants of our senior credit facility as well as the indenture of our senior notes contain certain restrictions on the payment of dividends and the repurchase of our common stock. See Note 12 for discussion of our ability to repurchase shares under our current senior note indenture.

Preferred Stock

        None of our 3.0 shares of authorized, no par value preferred stock was outstanding at December 31, 2004, 2003 and 2002.

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

(16)   Quarterly Results (Unaudited)

	First(11)(12)				Second(11)(12)				Third(11)(12)				Fourth(11)(12)
	2004		2003		2004		2003		2004		2003		2004		2003
Operating revenues	$1,005.7		$848.6		$1,086.3		$924.5		$1,094.6		$922.8		$1,185.4		$1,119.8
Gross profit	268.0		233.6		271.0		260.5		284.9		266.2		314.9		315.9
Income (loss) from continuing operations	18.9	(1)	16.6	(2)	33.6	(3)	12.5	(4)	(30.0	)(5)	41.9	(6)	(137.2	)(7)	70.6	(8)
Income (loss) from discontinued operations, net of tax	18.0		(8.2	)(9)	21.0		41.3	(10)	32.2		33.0		26.4		28.3

Net income (loss)	$36.9		$8.4		$54.6		$53.8		$2.2		$74.9		$(110.8)		$98.9

Basic earnings per share of common stock:
Continuing operations	$0.26		$0.21		$0.45		$0.16		$(0.40)		$0.55		$(1.84)		$0.95
Discontinued operations, net of tax	0.24		(0.10)		0.28		0.53		0.43		0.44		0.34		0.38

Net income (loss)	$0.50		$0.11		$0.73		$0.69		$0.03		$0.99		$(1.50)		$1.33

Diluted earnings per share of common stock:
Continuing operations	$0.25		$0.21		$0.45		$0.16		$(0.40)		$0.53		$(1.84)		$0.86
Discontinued operations, net of tax	0.24		(0.10)		0.24		0.53		0.43		0.38		0.34		0.33

Net income (loss)	$0.49		$0.11		$0.69		$0.69		$0.03		$0.91		$(1.50)		$1.19

Note:    The sum of the quarters' earnings per share may not equal the full year per share amounts.

(1)
Included $2.1 of special charges associated with restructuring initiatives. See Note 6 for further discussion.

(2)
Included $7.6 of special charges associated with restructuring initiatives. See Note 6 for further discussion.

(3)
Included $18.5 of special charges associated with restructuring initiatives. See Note 6 for further discussion.

(4)
Included $17.1 of special charges associated with restructuring initiatives. See Note 6 for further discussion.

(5)
Included $0.8 of special charges associated with restructuring initiatives. See Note 6 for further discussion.

(6)
Included $12.9 of special charges associated with restructuring initiatives. See Note 6 for further discussion.

(7)
Included charges related to the impairment of goodwill and indefinite lived intangible assets of $175.3 (see Note 8); special charges, net, of $24.1 (see Note 6), including impairment charges of $14.2 related to our Filtran and Contech businesses; incremental legal costs of approximately $12.0; and additional interest costs of $8.0 associated with the termination of interest rate swap contracts (see Note 12).

(8)
Included $7.1 of special charges associated with restructuring initiatives. See Note 6 for further discussion. Also included $41.9 of other income related to a favorable settlement award associated with an infringement claim against Microsoft Corporation. See Note 14 for further discussion.

(9)
Included a loss on sale of Inrange of $26.0 along with its after tax loss from operations of $5.3. See Note 4 for further discussion.

(10)
Included a $7.1 adjustment of the loss on the sale of Inrange along with its loss from operations of $4.4. See Note 4 for further discussion.

(11)
Amounts presented differ from amounts previously reported in our quarterly reports on Form 10-Q due to the classification of certain of our businesses to discontinued operations in accordance with SFAS No. 144 and the dilutive impact of our LYONs instruments in accordance with EITF Issue No. 04-8 which we adopted in the fourth quarter of 2004.

(12)
We label our quarterly information using a calendar convention. It is our practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had six additional days in the first quarter of 2004 and five fewer days in the fourth quarter of 2004 when compared to the respective 2003 periods.

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        There were no disagreements with Deloitte & Touche, LLP during the fiscal years ended December 31, 2004 and 2003.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

        SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Our internal control over financial reporting includes those policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  Provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

        Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2004, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

/s/ SPX Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited management's assessment, included in the accompanying MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING, that SPX Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of a new accounting standard in 2004.

/s/ Deloitte & Touche

Charlotte, North Carolina
March 16, 2005

ITEM 9B. Other Information

        Not applicable.

P A R T    I I I

ITEM 10. Directors And Executive Officers Of The Company

  (a)
  Directors of the company.

  This information is included in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.

  (b)
  Executive Officers of the company.

  See Part I of this Form 10-K at page 9.

  (c)
  Audit Committee Financial Expert.

  This information is included in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading "Meetings and Committees of the Board of Directors" and is incorporated herein by reference.

  (d)
  Identification and Composition of the Audit Committee.

  This information is included in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading "Meetings and Committees of the Board of Directors" and is incorporated herein by reference.

  (e)
  Section 16(a) Beneficial Ownership Reporting Compliance.

  This information is included in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

  (f)
  Code of Ethics.

  This information is included in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

ITEM 11. Executive Compensation

        This information is included in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

        This information is included in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. Certain Relationships And Related Transactions

        This information is included in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees And Services

        This information is included in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the heading "Ratification of the Appointment of the Public Accountants" and is incorporated herein by reference.

P A R T    I V

ITEM 15. Exhibits And Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

  1.
  All financial statements. See Index to Consolidated Financial Statements on page 50 of this Form 10-K.

  2.
  Financial Statement Schedules. None required. See page 50 of this Form 10-K.

  3.
  Exhibits. See Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March 2005.

SPX CORPORATION (Registrant)
By	/s/ PATRICK J. O'LEARY Patrick J. O'Leary Executive Vice President, Treasurer and Chief Financial Officer

POWER OF ATTORNEY

        The undersigned officers and directors of SPX Corporation hereby severally constitute Christopher J. Kearney and Patrick J. O'Leary and each of them singly our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally do all such things in our name and on our behalf in our capacities as officers and directors to enable SPX Corporation to comply with the provisions of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on the Annual Report on Form 10-K and any and all amendments thereto.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of March 2005.

/s/ CHARLES E. JOHNSON II Charles E. Johnson II Chairman of the Board	/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney President and Chief Executive Officer
/s/ PATRICK J. O'LEARY Patrick J. O'Leary Executive Vice President, Treasurer and Chief Financial Officer	/s/ J. KERMIT CAMPBELL Kermit Campbell Director
/s/ SARAH R. COFFIN Sarah R. Coffin Director	/s/ DAVID P. WILLIAMS David P. Williams Director
/s/ EMERSON U. FULLWOOD Emerson U. Fullwood Director	Michael J. Mancuso Director
/s/ MICHAEL A. REILLY Michael A. Reilly Chief Accounting Officer

INDEX TO EXHIBITS

Item No.		Description
2.1	—	International Share Sale Agreement dated October 28, 2004, between Bomag Holding GmbH, Bomag U.L.M. GmbH, Radiodetection Limited, SPX Corporation and Fayat SA., incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file no. 1-6948).
2.2	—	Purchase and Sale Agreement, dated November 15, 2004 by and among the Company, Edwards Systems Technology, Inc., GSBS Development Corporation, Ziton (Pty) Limited, SPX Canada Partner II Co., SPX Canada (GP), Maxivox, Inc., SPX Australia Pty. Ltd., GE and General Electric Canada, incorporated herein by reference from our Current Report on Form 8-K filed on November 18, 2004 (file no. 1-6948).
2.3	—	Purchase Agreement, dated as of January 19, 2005, by and among the Company, Kendro GP II, LLC, SPX Europe GmbH, General Signal Ireland B.V., and GSLE Development Corporation and Thermo and Thermo Electron (Oberhausen) GmbH, incorporated herein by reference from our Current Report on Form 8-K filed on January 21, 2005 (file no. 1-6948).
3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
3.3	—	By-Laws as amended and restated effective April 1, 2003, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (file no. 1-6948).
4.1	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.
4.2	—	Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.
4.3	—	Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.
4.4	—	Rights Agreement, dated as of June 25, 1996 between SPX Corporation and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain circumstances, incorporated herein by reference from our Registration Statement on Form 8-A filed on June 26, 1996 (file no. 1-6948).
4.5	—	Amendment No. 1 to Rights Agreement, effective October 22, 1997, between SPX Corporation and The Bank of New York, incorporated herein by reference from our Registration Statement on Form 8-A filed on January 9, 1998 (file no. 1-6948).
4.6	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of May 9, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.
4.7	—	Form of Liquid Yield Option(TM) Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.
4.8	—	Registration Rights Agreement dated as of May 9, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.
4.9	—	Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.10	—	Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.11	—	Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.12	—	Amendment No. 2 to Rights Agreement dated as of June 26, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 (file no. 1-6948).

4.13	—	Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).
4.14	—	First Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).
4.15	—	Second Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of June 16, 2003, incorporated herein by reference from our Current Report on Form 8-K filed on June 18, 2003 (file no. 1-6948).
4.16	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.
*10.1	—	SPX Corporation Retirement Plan for Directors, as amended and restated, incorporated herein by reference from our Amendment No. 1 on Form 8 to the Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
†*10.2	—	SPX Corporation Supplemental Individual Account Retirement Plan.
†*10.3	—	SPX Corporation Supplemental Retirement Savings Plan.
*10.4	—	Employment agreement, and related Nonqualified Stock Option Agreement and Restricted Shares Agreement, between SPX Corporation and John B. Blystone dated as November 24, 1995, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1995 (file no. 1-6948).
*10.5	—	Employment agreement between SPX Corporation and John B. Blystone dated as January 1, 1997, incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1996 (file no. 1-6948).
*10.6	—	SPX Corporation 1997 Non-Employee Directors' Compensation Plan, incorporated herein by reference from Exhibit A to the Proxy Statement contained in our Schedule 14A filed on March 25, 1997 (file no. 1-6948).
*10.7	—	Executive Change of Control Agreement for John B. Blystone dated February 15, 1999 incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (file no. 1-6948).
*10.8	—	Stock Option Award dated as of June 23, 1999 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.9	—	Stock Option Award dated as of August 22, 2000 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000 (file no. 1-6948).
*10.10	—	Stock Option Award dated as of May 10, 1999 between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.11	—	Stock Option Award dated as of August 26, 1998 between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.12	—	Stock Option Award dated as of April 23, 1997 between SPX Corporation and Patrick J. O'Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.13	—	Stock Option Award dated as of June 23, 1999 between SPX Corporation and Patrick J. O'Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.14	—	Stock Option Award dated as of December 10, 1997 between SPX Corporation and Thomas J. Riordan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.15	—	Stock Option Award dated as of February 26, 1997 between SPX Corporation and John B. Blystone, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.16	—	Nonqualified Stock Option Agreement dated as of October 14, 1996 between SPX Corporation and Patrick J. O'Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.17	—	SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated January 1, 2002, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).
*10.18	—	Form of Loan Note (Primary Residence) for certain executive officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).
*10.19	—	Amended and Restated Deferred Compensation Plan of United Dominion Industries, Inc., effective as of May 24, 2001, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).
*10.20	—	SPX Corporation 2002 Stock Compensation Plan, as amended and restated, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
*10.21	—	Amendment to Employment Agreement between SPX Corporation and John B. Blystone dated August 28, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 1-6948).
10.22	—	Underwriting Agreement between SPX Corporation and J.P. Morgan Securities Inc., as representative of several underwriters listed in Schedule I thereto, dated December 13, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2002 (file no. 1-6948).
10.23	—	Seventh Amended and Restated Credit Agreement dated as of February 12, 2004, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (file no. 1-6948).
10.24	—	Receivables Purchase Agreement, dated as of April 24, 2003 (the "Receivables Purchase Agreement"), among SPX Receivables, LLC, SPX Corporation, Atlantic Asset Securitization Corp. and Credit Lyonnais, New York Branch, incorporated herein by reference from our Current Report on Form 8-K filed on October 5, 2004 (file no. 1-6948).
10.25	—	Purchase and Contribution Agreement, dated as of April 24, 2003 (the "Purchase and Contribution Agreement") by and among SPX Receivables, LLC, SPX Corporation (including the Transportation and Industrial Solutions division), Waukesha Electric Systems, Inc., Marley Cooling Technologies, Inc. and Edwards Systems Technology, Inc., incorporated herein by reference from our Current Report on Form 8-K filed on October 5, 2004 (file no. 1-6948).
10.26	—	Amendment 1 to the Receivables Purchase Agreement, dated September 29, 2004, among SPX Receivables, LLC, SPX Corporation, Atlantic Asset Securitization Corp., and Calyon New York Branch, as successor in interest to Credit Lyonnais New York Branch, incorporated herein by reference from our Current Report on Form 8-K filed on October 5, 2004 (file no. 1-6948).
10.27	—	Amendment 1 to the Purchase and Contribution Agreement, dated September 29, 2004, by and among SPX Corporation (including the Transportation and Industrial Solutions division), Waukesha Electric Systems, Inc., Marley Cooling Technologies, Inc., Edwards Systems Technology, Inc. and SPX Receivables, LLC, incorporated herein by reference from our Current Report on Form 8-K filed on October 5, 2004 (file no. 1-6948).
*10.28	—	SPX Corporation 2004 Executive EVA Incentive Compensation Plan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file no. 1-6948).
*10.29	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file no. 1-6948).

*10.30	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2005 (file no. 1-6948).
*10.31	—	Amendment to SPX Corporation Supplemental Retirement Plan for Top Management dated June 23, 2004, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file no. 1-6948).
*10.32	—	Separation Agreement, dated as of December 8, 2004, by and between John B. Blystone and SPX Corporation, incorporated herein by reference from our Current Report on Form 8-K filed on December 9, 2004 (file no. 1-6948).
10.33	—	First Amendment, dated as of December 10, 2004 (entered into and effective on December 22, 2004) to the Seventh Amended and Restated Credit Agreement, dated as of October 6, 1998, amended and restated as of February 12, 2004, among the Company, the foreign subsidiary borrowers party thereto, the several banks and other financial institutions or entities parties thereto, the Bank of Nova Scotia, Bank of America, N.A., Bank One, NA, Wachovia Bank N.A. and JPMorgan Chase Bank, N.A., incorporated herein by reference from our Current Report on Form 8-K filed on December 23, 2004 (file no. 1-6948).
*10.34	—	Amendment to the SPX Corporation 1997 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.35	—	SPX Corporation 2005 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.36	—	Employment Agreement between SPX Corporation and Christopher J. Kearney executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.37	—	Employment Agreement between SPX Corporation and Patrick J. O'Leary executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.38	—	Employment Agreement between SPX Corporation and Thomas J. Riordan executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.39	—	Employment Agreement between SPX Corporation and Jay Caraviello executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.40	—	Employment Agreement between SPX Corporation and Robert B. Foreman executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.41	—	Supplemental Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
†*10.42	—	SPX Corporation Retirement Health Plan for Top Management.
†*10.43	—	Executive Change of Control Agreement between SPX Corporation and Christopher J. Kearney dated February 15, 1999.
†*10.44	—	Executive Change of Control Agreement between SPX Corporation and Patrick J. O'Leary dated February 15, 1999.
†*10.45	—	Executive Change of Control Agreement between SPX Corporation and Robert B. Foreman dated May 10, 1999.
†*10.46	—	Executive Change of Control Agreement between SPX Corporation and Jay Caraviello dated February 26, 2003.
†*10.47	—	Executive Change of Control Agreement between SPX Corporation and Thomas J. Riordan dated February 15, 1999.

11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations and Comprehensive Income, page 53 of this Form 10-K.
†21.1	—	Subsidiaries.
†23.1	—	Consent of Deloitte & Touche LLP.
†23.2	—	Consent of Independent Registered Public Accounting Firm — KPMG LLP
24.1	—	Power of Attorney (included on signature page).
†31.1	—	Rule 13a-14(a) Certifications.
†32.1	—	Section 1350 Certifications.
†99.1	—	Report of Independent Registered Public Accounting Firm — KPMG LLP

* Denotes management contract or compensatory plan or arrangement.

† Filed herewith.

QuickLinks

P A R T I
ITEM 1. Business
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission Of Matters To A Vote Of Security Holders
P A R T I I
ITEM 5. Market For The Company's Common Stock And Related Shareholder Matters
ITEM 6. Selected Financial Data
ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations ("MD&A")
Business Segment Information
Critical Accounting Policies And Use Of Estimates
Results Of Operations
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
ITEM 8. Financial Statements And Supplemental Data
ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
ITEM 9A. Controls And Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ITEM 9B. Other Information
P A R T I I I
ITEM 10. Directors And Executive Officers Of The Company
ITEM 11. Executive Compensation
ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
ITEM 13. Certain Relationships And Related Transactions
ITEM 14. Principal Accountant Fees And Services
P A R T I V
ITEM 15. Exhibits And Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS