Form 10-Q
period 2005-03-31
SPX CORP
filed 2005-05-04
CIK 88205

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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
Registrant's Telephone Number, including Area Code (704) 752-4400

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

Common shares outstanding April 29, 2005        75,145,003

Item 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in millions)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and equivalents	$1,157.3	$581.4
Accounts receivable, net	905.0	971.7
Inventories, net	520.5	493.8
Other current assets	93.9	112.3
Deferred income taxes	184.0	141.7
Assets of discontinued operations	599.7	1,617.0

Total current assets	3,460.4	3,917.9
Property, plant and equipment	948.6	941.0
Accumulated depreciation	(458.4)	(445.5)

Net property, plant and equipment	490.2	495.5
Goodwill	2,029.4	2,032.9
Intangibles, net	484.1	495.2
Other assets	624.6	647.0

Total assets	$7,088.7	$7,588.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$466.7	$510.1
Accrued expenses	639.5	683.6
Income taxes payable	458.3	74.8
Short-term debt	43.6	63.5
Current maturities of long-term debt	365.3	48.3
Liabilities of discontinued operations	118.1	433.8

Total current liabilities	2,091.5	1,814.1
Long-term debt	1,025.0	2,414.3
Deferred and other income taxes	682.4	600.6
Other long-term liabilities	593.3	627.8

Total long-term liabilities	2,300.7	3,642.7
Commitments and contingencies
Minority interest	4.4	3.9
Shareholders' equity:
Common stock	907.8	899.9
Paid-in capital	1,023.6	988.6
Retained earnings	1,287.2	622.6
Unearned compensation	(60.5)	(33.2)
Accumulated other comprehensive income	212.4	327.5
Common stock in treasury	(678.4)	(677.6)

Total shareholders' equity	2,692.1	2,127.8

Total liabilities and shareholders' equity	$7,088.7	$7,588.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2005	2004
Revenues	$1,032.6	$990.9
Costs and expenses:
Cost of products sold	774.4	725.0
Selling, general and administrative	211.6	194.8
Intangible amortization	4.6	2.3
Special charges, net	4.8	1.9

Operating income	37.2	66.9
Other expense, net	(3.3)	(2.4)
Interest expense, net	(30.7)	(39.0)
Loss on early extinguishment of debt	(103.5)	—

Income (loss) from continuing operations before income taxes	(100.3)	25.5
Income tax (provision) benefit	38.7	(12.1)
Equity earnings in joint ventures	4.3	5.7

Income (loss) from continuing operations	(57.3)	19.1
Income (loss) from discontinued operations, net of tax	(0.2)	17.8
Gain on disposition of discontinued operations, net of tax	740.9	—

Income from discontinued operations, net of tax	740.7	17.8

Net income	$683.4	$36.9

Basic earnings per share of common stock
Income (loss) from continuing operations	$(0.77)	$0.26
Income from discontinued operations	9.94	0.24

Net income per share	$9.17	$0.50

Weighted average number of common shares outstanding	74.556	74.122
Income (loss) from continuing operations for computation of diluted income (loss) per share	$(57.3)	$19.1
Net income for computation of diluted income (loss) per share	$683.4	$36.9
Diluted earnings per share of common stock
Income (loss) from continuing operations	$(0.77)	$0.25
Income from discontinued operations	9.94	0.24

Net income per share	$9.17	$0.49

Weighted average number of common shares outstanding	74.556	75.958

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in millions)

	Three months ended March 31,
	2005	2004
Cash flows from (used in) operating activities:
Net income	$683.4	$36.9
Less: Income from discontinued operations, net of tax	740.7	17.8

Income (loss) from continuing operations	(57.3)	19.1
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities
Special charges, net	4.8	1.9
Deferred and other income taxes	(38.0)	8.0
Depreciation	19.6	19.1
Amortization of intangibles and other assets	4.7	2.9
Loss on early extinguishment of debt	103.5	—
Accretion of LYONs	4.5	4.3
Pension and other employee benefits	13.3	10.4
Stock-based compensation	5.3	4.7
Other, net	18.1	2.3
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	75.3	55.6
Inventories	(26.0)	(41.9)
Accounts payable, accrued expenses, and other	(139.2)	(157.0)
Cash spending on restructuring actions	(6.5)	(10.3)

Net cash used in continuing operations	(17.9)	(80.9)
Net cash (used in) from discontinued operations	(19.9)	2.4

Net cash used in operating activities	(37.8)	(78.5)
Cash flows from (used in) investing activities:
Proceeds from sales of discontinued operations, net of cash sold	1,859.9	—
Proceeds from other assets sales	3.0	11.0
Business acquisitions and investments, net of cash acquired	(2.8)	(40.3)
Capital expenditures	(20.3)	(5.7)

Net cash from (used in) continuing operations	1,839.8	(35.0)
Net cash used in discontinued operations	(2.2)	(19.6)

Net cash from (used in) investing activities	1,837.6	(54.6)
Cash flows from (used in) financing activities:
Repayments of debt borrowings	(405.6)	(36.1)
Repurchases of senior notes	(741.1)	—
Net borrowings (repayments) under other financing arrangements	(22.9)	3.6
Payments to terminate interest rate swap contracts	(13.3)	—
Proceeds from the exercise of employee stock options	7.7	35.8
Dividends paid	(18.5)	(19.0)

Net cash used in continuing operations	(1,193.7)	(15.7)
Net cash (used in) from discontinued operations	(17.7)	14.2

Net cash used in financing activities	(1,211.4)	(1.5)
Decrease in cash and equivalents due to changes in foreign currency exchange rates	(12.1)	(3.4)
Net change in cash and equivalents	576.3	(138.0)
Consolidated cash and equivalents, beginning of period	586.4	721.6

Consolidated cash and equivalents, end of period	$1,162.7	$583.6

Cash and equivalents of continuing operations	$1,157.3	$579.5
Cash and equivalents of discontinued operations	$5.4	$4.1

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
(Dollar and share amounts in millions, except per share and per LYON data)

(1)   BASIS OF PRESENTATION

        In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of condensed consolidated operations and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles ("GAAP") and represent our accounts after the elimination of inter-company transactions. Investments in unconsolidated companies where we do not have control and are not the majority shareholder are accounted for using the equity method. In the first quarter of 2005, we recorded an adjustment to reduce the carrying value of our EGS investment by approximately $4.6, while the first quarter of 2004 equity earnings were impacted by a legal charge at EGS, with our portion of the charge totaling $3.8. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

        Certain prior period amounts have been reclassified to conform to current-period presentation, including the results of discontinued operations, equity earnings in joint ventures, which is now being presented below "income (loss) from continuing operations before income taxes", and financial data for our reporting segments resulting from changes to our segment reporting structure that were implemented during the first quarter of 2005. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Notes 4 and 5 for more information on discontinued operations and changes to our segment reporting structure).

        We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first, second and third quarters of 2005 are April 2, July 2 and October 1, respectively, and April 3, July 3 and October 2 for 2004, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had two fewer days in the first quarter of 2005 and will have one additional day in the fourth quarter of 2005 when compared to the respective 2004 periods.

(2)   NEW ACCOUNTING PRONOUNCEMENTS

        The following is a summary of new accounting pronouncements that apply or may apply to our business.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements." FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004. Adoption of FIN 46 in the first quarter of 2004 did not have a material impact on our financial position or results of operations.

        In May 2004, the FASB issued FSP SFAS No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). FSP SFAS No. 106-2 superceded FSP SFAS No. 106-1 and provides disclosure and accounting guidance for the federal subsidy that will be given to health care plan sponsors who provide specified levels of postretirement healthcare prescription benefits. In the third quarter of 2004, we adopted the provisions of FSP SFAS No. 106-2 and made the determination that our postretirement healthcare prescription benefits qualified for the federal subsidy, which has resulted, and will continue to result, in a reduction in our net periodic postretirement benefit cost. The resulting reduction to our net periodic postretirement cost for the first quarter of 2005 was approximately $0.8.

        In October 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share." Under the EITF's conclusion, instruments that are convertible to common stock based on achieving a market price trigger are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. At its November 2004 meeting, the EITF declared EITF No. 04-8 effective for all periods ending after December 15, 2004. The adoption of EITF No. 04-8 had no impact on diluted earnings per share for the first quarter of 2005 and 2004 as the inclusion of the contingent convertible common shares associated with the Liquid Yield Option Notes ("LYONs") is anti-dilutive. See to Note 13 for the calculation of diluted earnings per share.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the previous guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and its adoption is not expected to have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R supercedes Accounting Principals Board ("APB") Opinion No. 25 and requires the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the instrument at the grant date. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123R and, accordingly, it is now effective starting with the first annual period beginning after June 15, 2005. We have not issued any stock options since our 2003 option grant and those will become fully vested in the first quarter of 2006. We intend to adopt the modified prospective application of expensing stock options in accordance with SFAS No. 123R in the first quarter of 2006 and, as a result of the timing of our options' vesting, the impact of adopting SFAS No. 123R will result in total compensation expense of less than $1.0 for our unvested stock options in 2006. Compensation expense will continue to be recognized for both outstanding unvested restricted stock and restricted stock units in accordance with APB No. 25 and eventually SFAS No. 123R, upon its adoption in the first quarter of 2006. For the periods presented, we have provided the disclosure required by the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." See to Note 3 of our Consolidated Financial Statements for the disclosure information required under SFAS No. 148.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and we are currently evaluating what impact, if any, this statement will have on our financial statements.

(3)   STOCK-BASED COMPENSATION

        We have a stock-based compensation plan, including stock options, restricted stock and restricted stock unit awards. We account for our stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, except for awards of restricted stock and restricted stock units, we do not recognize any compensation expense. We have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" and the following table illustrates the pro forma effect on earnings per share for both net income and income (loss) from continuing operations for the three months ended March 31, 2005 and 2004 had the fair value recognition provisions of SFAS No. 123 been applied to employee grants of stock options from the date of grant:

	Three months ended March 31,
	2005	2004
Net income—as reported	$683.4	$36.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect(1)	3.8	3.8
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(6.8)	(11.8)
Awards granted above market value(2)	—	0.8

Net income—pro forma	$680.4	$29.7

Basic earnings per share of common stock:
Income per share—as reported	$9.17	$0.50
Income per share—pro forma	$9.13	$0.40
Diluted earnings per share of common stock:
Income per share—as reported	$9.17	$0.49
Income per share—pro forma	$9.13	$0.39
Basic earnings (loss) per share of common stock from continuing operations:
Income (loss) per share—as reported	$(0.77)	$0.26
Income (loss) per share—pro forma	$(0.81)	$0.16
Diluted earnings (loss) per share of common stock from continuing operations:
Income (loss) per share—as reported	$(0.77)	$0.25
Income (loss) per share—pro forma	$(0.81)	$0.16

(1)
Reflects expense, net of tax, related to restricted stock and restricted stock unit awards.

(2)
The pro forma impact associated with awards granted above market value was accretive to the pro forma calculation of option expense for the three months ended March 31, 2004 due to the forfeiture of unvested stock options associated with a retired corporate officer. All of the above-market awards became fully vested or were forfeited by December 31, 2004.

(4)   ACQUISITIONS AND DISCONTINUED OPERATIONS

        We use acquisitions as a part of our strategy to acquire access to new technologies, expand our geographic reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. We also look to sell businesses or asset groups that we determine would strategically fit better with another company. Business acquisitions and discontinued operations for the three months ended March 31, 2005 and 2004 are described below.

        All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of condensed consolidated operations include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. We consider a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

Acquisitions

        There were no acquisitions during the first quarter of 2005.

        During the first quarter of 2004, we completed three acquisitions. In the Flow Technology segment, we completed the acquisition of McLeod Russel Holdings PLC ("McLeod Russel") for a purchase price of $54.5, which included the assumption of $30.5 in debt. McLeod Russel had revenues of $118.6 in the twelve months prior to the date of acquisition. In the Test & Measurement segment, we completed one acquisition for a cash purchase price of $12.9. The acquired company had revenues of $6.7 in the twelve months prior to the date of acquisition. In the Industrial Products segment, we completed one acquisition for a cash purchase price of $4.0. The acquired company had revenues of $16.6 in the twelve months prior to the date of acquisition.

        These acquisitions are not material individually or in the aggregate.

Discontinued Operations

        We report discontinued operations in accordance with the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. The following businesses met these requirements and therefore have been reported as discontinued operations for the periods presented.

Business	Discontinued During the Quarter Ended	Actual or Expected Closing Date of Sale
Municipal water valve business	June 30, 2004	Q4 2004
Inspection gauging system business	December 31, 2004	Q4 2004
Axial fan business	December 31, 2004	Q4 2004
Compaction equipment business ("Bomag")	September 30, 2004	Q1 2005
Fire detection and building life-safety systems business ("EST")	December 31, 2004	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Lab and life science business ("Kendro")	December 31, 2004	Q2 2005
Aftermarket products business ("Carfel")	March 31, 2005	Q3 2005

        In the fourth quarter of 2004, we completed the sale of the municipal water valve, inspection gauging system, and axial fan businesses for aggregate cash proceeds of $49.9. We recorded a combined loss, net of taxes and transaction fees, on the sales of these businesses of $23.6 during 2004.

        In the first quarter of 2005, we completed the sale of Bomag to Fayat SA ("Fayat") for $443.3 in cash, net of cash balances assumed by Fayat of $2.7. The purchase price is subject to adjustment based on working capital existing at the date of close. We recorded a gain on the sale, net of taxes and transaction fees, of $126.4 during the first quarter of 2005.

        In the first quarter of 2005, we completed the sale of EST to General Electric Corporation ("GE") for $1,393.9 in cash, net of cash balances assumed by GE of $1.1. The purchase price is subject to adjustment based on working capital existing at the date of close. We recorded a gain on the sale, net of taxes and transaction fees, of $656.4 during the first quarter of 2005.

        In the first quarter of 2005, we completed the sale of our specialty tool business for $24.2 in cash, with $21.8 received at the closing and $2.4 deposited in an escrow account. Our receipt of the escrow funds is contingent upon the buyer's satisfaction with the clearance of certain standard indemnity matters, as defined in the related purchase agreement. The purchase price is subject to adjustment based on working capital existing at the date of close. We recorded a loss on the sale, net of taxes and transaction fees, of $2.3 during the first quarter of 2005.

        In the first quarter of 2005, we completed the sale of our Brookstone telecommunication services business for $0.9 in cash. We recorded a loss on the sale, net of taxes and transaction fees, of $10.6 during the first quarter of 2005.

        On January 19, 2005, we entered into a definitive agreement to sell our Kendro business to Thermo Electron Corporation for $833.5 in cash. The agreement is subject to customary closing conditions and is expected to close in the second quarter of 2005 at an estimated gain, net of taxes and transaction fees, of $275.0 to $300.0.

        On February 23, 2005, we committed to, and our board of directors approved, a plan of disposal for our Carfel aftermarket products business, a component of our Filtran reporting unit. In connection with the plan of disposal, we recorded a loss, net of taxes, in the first quarter of 2005 of approximately $29.0.

        For the three months ended March 31, 2005 and 2004, total revenues from discontinued operations were $216.1 and $318.0, respectively. For the three months ended March 31, 2005 and 2004, pre-tax income from discontinued operations was $2.9 and $26.4, respectively.

        The major classes of assets and liabilities, excluding inter-company balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively, are shown below.

	2005	2004
Assets:
Cash and equivalents	$5.4	$5.0
Accounts receivable, net	71.5	240.8
Inventories, net	64.2	216.9
Other current assets	12.1	14.7
Net property, plant and equipment	63.3	165.8
Goodwill and intangibles, net	380.3	931.0
Other assets	2.9	42.8

Assets of discontinued operations	$599.7	$1,617.0

Liabilities:
Accounts payable	$29.4	$102.9
Accrued expenses and other	64.6	173.1
Short-term debt	—	58.1
Deferred and other income taxes	24.1	99.7

Liabilities of discontinued operations	$118.1	$433.8

(5)   BUSINESS SEGMENT INFORMATION

        We are a global provider of a diverse collection of products, which include, but are not limited to, cooling towers, heating and ventilation products, air filtration products, process equipment, pumps, valves, back-flow prevention and fluid handling equipment, metering and mixing solutions, specialty service tools, diagnostic systems, service equipment, technical information services, power transformers, high-tech die castings, dock products and systems, and TV and radio broadcast antennas and towers. Our products are used by a broad array of customers in various industries, including automotive, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

        Since December of 2004, there have been a number of changes within our executive leadership team, including the appointment of a new President and Chief Executive Officer, the separate appointment of a Chairman of the Board of Directors, and the appointment of co-Chief Operating Officers. These leadership changes, coupled with the recent divestiture of some significant businesses, have resulted in a shift in strategy toward a more centralized approach to operational improvement, including lean manufacturing, supply chain management, organizational development, and global expansion, with the intent of capturing synergies that exist within our businesses and, ultimately, on driving revenue and profit margin growth. We believe that a number of our businesses are well positioned to capture synergies and for revenue and profit margin growth based on the potential within the current markets they serve as well as the potential for expansion into additional markets. These "growth" businesses have been aggregated into three segments identified as Thermal Equipment and Services, Flow Technology, and Test and Measurement. Each of the remaining businesses within our portfolio generally represent North American focused industrial operations that lack global scale and will not likely be the focus of acquisition growth. These businesses have been aggregated into a fourth segment identified as Industrial Products and Services.

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

Thermal Equipment and Services

        Our Thermal Equipment and Services segment engineers, manufactures, and services cooling, heating, and ventilation products for markets throughout the world. Products for the segment include dry, wet, and hybrid cooling systems, cooling towers, and air-cooled condensers for the power generation, refrigeration, HVAC, and industrial markets, as well as hydronics and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade, and modernize power stations. The segment continues to focus on expanding its global reach, including expanding its dry cooling, heating, and ventilation manufacturing capacity in Asia, as well as increasing thermal components and service offerings, particularly in Asia and Europe.

Flow Technology

        Our Flow Technology segment designs, manufactures, and markets solutions and products that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications and airflow treatment systems. Our Flow Technology businesses focus on innovative, highly engineered new product introductions and expansion from products to systems and services to create total customer solutions.

Test and Measurement

        Our Test and Measurement segment designs manufactures, and markets a wide-range of test and measurement products to the automotive, transportation, defense, telecommunications, and utility industries.

Industrial Products and Services

        Our Industrial Products and Services segment is comprised of businesses that generally manufacture and market durable industrial goods to a variety of industries. This segment includes operating units that design, manufacture, and market power systems, loading dock products, die castings and filters for the automotive industry, precision machine components for the aerospace industry, and industrial tools and hydraulic units.

        Financial data for our business segments, including the results of operations from the dates of the respective acquisitions, are as follows:

	Three months ended March 31,
	2005	2004
Revenues:
Thermal Equipment and Services	$253.9	$224.7
Flow Technology	216.1	200.8
Test and Measurement	246.3	248.0
Industrial Products and Services	316.3	317.4

	$1,032.6	$990.9

Segment Income:
Thermal Equipment and Services	$17.6	$20.9
Flow Technology(1)	19.4	28.8
Test and Measurement	19.2	23.9
Industrial Products and Services	19.1	18.9

Total Segment Income	75.3	92.5
Corporate Expenses	(20.3)	(13.4)
Pension and Postretirement Expense	(7.7)	(5.6)
Stock-Based Compensation	(5.3)	(4.7)
Special Charges, net	(4.8)	(1.9)

Consolidated Operating Income	$37.2	$66.9

(1)
In the first quarter of 2005, we recorded charges of $4.0 related to operating inefficiencies within our Valves Canadian operation, a unit of our Flow Technology segment.

(6)   SPECIAL CHARGES

        As part of our business strategy, we right-size and consolidate operations to drive results. Additionally, from time to time, we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint, and profitability in any economic environment. As a result of our strategic review process, we recorded net special charges of $4.8 and $1.9 in the first three months of 2005 and 2004, respectively. These net special charges relate primarily to restructuring initiatives to consolidate manufacturing, sales, and administrative facilities, reduce workforce, and rationalize certain product lines.

        The purpose of our restructuring initiatives is to improve future profitability, streamline operations, reduce costs and improve efficiency. We anticipate that we will achieve operating cost reductions in 2005 and beyond through reduced employee and manufacturing costs and other facility overhead reductions.

        The components of the net special charges have been computed based on actual cash payouts or receipts, our estimate of the realizable value of the affected tangible and intangible assets, and estimated exit costs, including severance and other employee benefits based on existing severance practices and local laws.

        Special charges, net, for the three months ended March 31, 2005 and 2004 include the following:

	Three months ended March 31,
	2005	2004
Employee Benefit Costs	$2.5	$3.6
Facility Consolidation Costs	2.3	1.5
Gain on Sale of Assets	—	(3.2)

Total special charges, net	$4.8	$1.9

        At March 31, 2005, a total of $14.8 of restructuring liabilities remained on the condensed consolidated balance sheet as shown below. With the exception of certain multi-year operating lease obligations and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2003 through March 31, 2005:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-cash Asset Write-Downs	Total Special Charges
Balance at December 31, 2003	$10.1	$5.7	$3.6	$—	$19.4
Special Charges(1)	14.4	8.1	2.8	22.9	48.2
Adjustments	(0.3)	(0.3)	(0.3)	—	(0.9)
Non-Cash Asset Write-down	—	—	—	(22.9)	(22.9)
Cash Payments	(12.8)	(11.0)	(3.5)	—	(27.3)

Balance at December 31, 2004	11.4	2.5	2.6	—	16.5
Special Charges	2.5	2.3	—	—	4.8
Cash Payments	(3.1)	(2.8)	(0.6)	—	(6.5)

Balance at March 31, 2005	$10.8	$2.0	$2.0	$—	$14.8

(1)
Excludes $2.9 of gains on asset sales recognized as a component of Special Charges, net.

Special Charges—2005

        In the first quarter of 2005, we recorded net special charges of $4.8 related to employee benefit and facility closure costs. We recorded $2.4 in the Thermal Equipment and Services segment, $0.2 in the Flow Technology segment, $1.0 in the Test and Measurement segment, and $1.2 at Corporate.

        In the Thermal Equipment and Services segment, we recorded $2.4 of charges for the first quarter of 2005 related primarily to workforce reductions associated with facility consolidations and closures. In the second quarter of 2004, we announced plans to close and relocate manufacturing activities at our Benton Harbor, MI facility and relocate certain manufacturing operations from our Michigan City, IN facility to our new Eden, NC facility. These restructuring actions ultimately will result in the termination of 179 hourly and 49 salaried domestic employees and resulted in $1.6 of employee termination and relocation costs during the quarter. We expect to recognize an additional $2.0 in employee termination costs associated with this initiative over the remainder of 2005. Within our cooling businesses, we recognized $0.8 of special charges related primarily to employee termination costs associated with business integration efforts in Germany that were initiated in the fourth quarter of 2004.

        In the Flow Technology segment, we recorded $0.2 of special charges for the first quarter of 2005 related primarily to employee benefit and facility consolidation costs for restructuring actions initiated in 2004.

        In the Test and Measurement segment, we recorded special charges of $1.0 for the first quarter of 2005 related primarily to employee benefit costs associated with the closure of a manufacturing facility in Miramar, FL. These restructuring actions will result in the termination of approximately 75 employees.

        The Corporate special charges of $1.2 relate primarily to the future lease costs of two administrative facilities that were closed during the first quarter of 2005.

Special Charges—2004

        In the first quarter of 2004, we recorded net special charges of $1.9, which included $5.3 of special charges related to employee benefit and facility closure costs, partially offset by a gain on the sale of two manufacturing facilities of $3.2 and a $0.2 credit due to lower than expected costs to complete certain previously announced facility consolidation actions. We recorded $0.6 in the Thermal Equipment and Services segment, ($0.5) in the Flow Technology segment, $1.0 in the Test and Measurement segment, $0.4 in the Industrial Products and Services segment, and $0.4 at Corporate. The restructuring initiatives announced in the first quarter of 2004 resulted in the termination of approximately 97 hourly and 34 salaried domestic and foreign employees.

        In the Thermal Equipment and Services segment, we recorded $0.6 of charges for the first quarter of 2004 related primarily to a workforce reduction at our Overland Park, KS facility. Additionally, we recognized facility closure costs associated with previously initiated closures of two manufacturing and administrative facilities. These restructuring actions resulted in the termination of approximately 14 hourly and five salaried domestic employees.

        In the Flow Technology segment, we recorded a $0.5 credit to net special charges for the first quarter of 2004 related primarily to employee benefit and facility consolidation costs offset by a gain on the sale of a facility. Employee benefit and facility consolidation costs related to (a) workforce reductions in the United Kingdom and (b) the previously announced integration of existing facilities for our air treatment business into facilities of recently acquired businesses. In connection with the facility consolidation within our air treatment business, we sold a manufacturing facility in Ireland and recorded a corresponding gain of $1.3. These restructuring actions resulted in the termination of approximately three hourly and 12 salaried foreign employees.

        In the Test and Measurement segment, we recorded special charges of $1.0 for the first quarter of 2004 related primarily to workforce reductions. These restructuring actions resulted in the termination of approximately 55 hourly and ten salaried domestic and foreign employees at our Valley Forge, MI and Bristol, UK locations.

        In the Industrial Products and Services segment, we recorded special charges of $0.4 for the first quarter of 2004 related primarily to employee benefit and facility closure costs offset by a gain on the sale of a manufacturing facility. During the quarter, we recorded charges associated with the previously announced move of manufacturing operations from Milwaukee, WI to Reynosa, Mexico. In addition, we recorded facility closure costs of $0.9 offset by a $1.9 gain related to the closure and sale of a manufacturing facility in the United Kingdom.

        The Corporate special charges of $0.4 related primarily to a workforce reduction and outsourcing of certain information technology support activities. These restructuring actions resulted in the termination of seven salaried domestic employees.

(7)   INVENTORY

        Inventory consists of the following amounts:

	March 31, 2005	December 31, 2004
Finished goods	$195.0	$194.3
Work in process	133.8	131.6
Raw material and purchased parts	205.2	180.4

Total FIFO cost	534.0	506.3
Excess of FIFO cost over LIFO inventory value	(13.5)	(12.5)

Total inventory	$520.5	$493.8

        Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Progress payments, which are netted against work in process, were $20.4 and $22.8 at March 31, 2005 and December 31, 2004, respectively.

(8)   GOODWILL AND OTHER INTANGIBLE ASSETS

        The following tables reflect goodwill and other intangible assets as of December 31, 2004 and the activity thereafter through March 31, 2005. The activity reflects purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment, currency translation adjustments, and amortization. This information is presented first on a consolidated basis and second on a segment basis.

  Consolidated:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Technology	Customer Relationships	Other	Total
Weighted average useful life in years	N/A	N/A	8	14	15	12
December 31, 2004 gross balance	$2,032.9	$383.8	$35.4	$34.9	$39.0	$33.1	$2,559.1
Acquisition related adjustments, reclassifications and currency translation of ($23.5)	(3.5)	(3.4)	(0.2)	0.2	(0.3)	(3.6)	(10.8)

March 31, 2005 gross balance	$2,029.4	$380.4	$35.2	$35.1	$38.7	$29.5	$2,548.3

December 31, 2004 accumulated amortization			$(15.6)	$(3.3)	$(3.4)	$(8.7)	$(31.0)
Amortization			(1.4)	(0.7)	(0.5)	(2.0)	(4.6)
Adjustments/reclassifications			0.1	0.4	(0.2)	0.5	0.8

March 31, 2005 accumulated amortization			$(16.9)	$(3.6)	$(4.1)	$(10.2)	$(34.8)

Estimated amortization expense:
For year ended 2005	$16.8
For year ended 2006	13.3
For year ended 2007	12.1
For year ended 2008	10.0
For year ended 2009	6.6

Segments:

	Unamortized		Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Technology	Customer Relationships	Other	Total
Thermal Equipment and Services
December 31, 2004 gross balance	$627.5	$129.9	$13.9	$22.5	$4.7	$19.2	$817.7
Acquisition related adjustments, reclassifications and currency translation	(10.7)	(0.8)	—	—	(0.2)	(0.8)	(12.5)

March 31, 2005 gross balance	$616.8	$129.1	$13.9	$22.5	$4.5	$18.4	$805.2

December 31, 2004 accumulated amortization			$(5.8)	$(1.6)	$(0.9)	$(2.1)	(10.4)
Amortization			(0.6)	(0.3)	(0.3)	(0.5)	(1.7)
Adjustments/reclassifications			—	—	—	0.1	0.1

March 31, 2005 accumulated amortization			$(6.4)	$(1.9)	$(1.2)	$(2.5)	$(12.0)

Flow Technology
December 31, 2004 gross balance	$464.4	$127.4	$5.7	$9.4	$5.4	$4.8	$617.1
Acquisition related adjustments, reclassifications and currency translation	5.6	(2.2)	(0.1)	0.2	0.1	(2.8)	0.8

March 31, 2005 gross balance	$470.0	$125.2	$5.6	$9.6	$5.5	$2.0	$617.9

December 31, 2004 accumulated amortization			$(2.4)	$(1.1)	$(0.5)	$(1.3)	$(5.3)
Amortization			(0.1)	(0.3)	0.1	(0.8)	(1.1)
Adjustments/reclassifications			—	0.4	(0.3)	0.6	0.7

March 31, 2005 accumulated amortization			$(2.5)	$(1.0)	$(0.7)	$(1.5)	$(5.7)

Test and Measurement
December 31, 2004 gross balance	$379.1	$72.3	$9.8	$2.0	$20.8	$1.0	$485.0
Acquisition related adjustments, reclassifications and currency translation	(0.5)	(0.4)	(0.1)	—	(0.1)	(0.2)	(1.3)

March 31, 2005 gross balance	$378.6	$71.9	$9.7	$2.0	$20.7	$0.8	$483.7

December 31, 2004 accumulated amortization			$(5.5)	$(0.5)	$(0.8)	$(0.4)	$(7.2)
Amortization			(0.5)	(0.1)	(0.2)	(0.1)	(0.9)
Adjustments/reclassifications			0.1	—	—	—	0.1

March 31, 2005 accumulated amortization			$(5.9)	$(0.6)	$(1.0)	$(0.5)	$(8.0)

Industrial Products and Services
December 31, 2004 gross balance	$561.9	$54.2	$6.0	$1.0	$8.1	$8.1	$639.3
Acquisition related adjustments, reclassifications and currency translation	2.1	—	—	—	(0.1)	0.2	2.2

March 31, 2005 gross balance	$564.0	$54.2	$6.0	1.0	$8.0	$8.3	$641.5

December 31, 2004 accumulated amortization			$(1.9)	$(0.1)	$(1.2)	$(4.9)	$(8.1)
Amortization			(0.2)	—	(0.1)	(0.6)	(0.9)
Adjustments/reclassifications			—	—	0.1	(0.2)	(0.1)

March 31, 2005 accumulated amortization			$(2.1)	$(0.1)	(1.2)	$(5.7)	$(9.1)

        Consistent with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets", the fair values of our reporting units are based on discounted cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across all of our businesses, including, but not limited to, our Dock Products, Fluid Power, Radiodetection, TPS, Vance, and Waukesha Electric Systems businesses. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to an impairment in the period that the change becomes known.

(9)   WARRANTY

        In the normal course of business, we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. In addition, due to the seasonal fluctuations at certain of our businesses, the timing of warranty provisions and the usage of warranty accruals can vary period to period. We make adjustments to initial obligations for warranties as changes in the obligations become reasonably estimable. The following is an analysis of our product warranty accrual for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Balance at beginning of period	$58.0	$65.8
Acquisitions/divestitures, net	(2.0)	0.9
Provisions	7.3	5.1
Usage	(6.5)	(6.8)

Balance at end of period	$56.8	$65.0

(10) EMPLOYEE BENEFIT PLANS

        Components of our net periodic benefit cost for our pension and postretirement plans include the following for the respective periods:

  Pension Plans

	Three months ended March 31,
	2005	2004
Service cost	$2.9	$3.7
Interest cost	19.6	19.5
Expected return on plan assets	(24.6)	(25.7)
Amortization of unrecognized losses	6.8	4.0

Net periodic benefit cost	$4.7	$1.5

  Postretirement Plans

	Three months ended March 31,
	2005	2004
Service cost	$—	$0.1
Interest cost	2.6	3.1
Amortization of unrecognized (gains) losses	(0.3)	1.2
Amortization of unrecognized prior service cost	0.7	(0.3)

Net periodic benefit cost	$3.0	$4.1

        Our estimates of required employer contributions to our employee benefit plans have not changed significantly from those disclosed in our 2004 Annual Report on Form 10-K.

(11) INDEBTEDNESS

	March 31, 2005	December 31, 2004
Revolving credit loan	$—	$—
Tranche A term loan	57.2	191.3
Tranche B term loan	610.6	882.1
LYONs, net of unamortized discount of $359.7 and $364.2, respectively	663.0	658.5
7.5% senior notes	31.4	472.5
6.25% senior notes	21.5	248.6
Other borrowings	50.2	73.1

	1,433.9	2,526.1
Less: short-term debt	(43.6)	(63.5)
Less: current maturities of long-term debt	(365.3)	(48.3)

Total long-term debt	$1,025.0	$2,414.3

Credit Facility

        Our credit facility includes Tranche A and Tranche B term loans along with a revolving credit loan. During the first quarter of 2005, we repaid $128.5 and $271.5 of the Tranche A and B term loans, respectively. These repayments were applied to the term loans in direct order of maturity, as allowed under the amendment to the credit agreement dated December 22, 2004 (see below for further discussion of this amendment), and were in addition to a scheduled repayment on the Tranche A term loan of $5.6. Aggregate maturities of the term loans as of March 31, 2005 are $4.1 in 2007, $211.5 in 2008, and $452.2 in 2009.

        In connection with the combined $400.0 pay down of the Tranche A and B term loans, we recorded a charge during the first quarter of 2005 of approximately $3.8 associated with the write-off of deferred financing costs related to the term loans. Approximately $1.4 of this charge was recorded to income (loss) from discontinued operations, as the provisions of our credit facility require that the first $150.0 of proceeds from business dispositions be applied to outstanding balances under the credit facility, including the term loans (see below for further discussion). The remainder of the charge of $2.4 was recorded to "loss on early extinguishment of debt."

        Although no amounts were borrowed under our revolving credit loans at March 31, 2005, any future borrowings under these revolving credit loans would mature in 2008 when the revolving loan portion of the facility expires, but could be repaid at any time before 2008.

        On February 12, 2004, we refinanced our credit facility to reduce the applicable rate on our Tranche B Term Loan. We also amended certain covenants to, among other things, increase our flexibility associated with the mandatory repayment of debt and disposition of assets. On December 22, 2004, we amended our credit facility to increase our flexibility to use proceeds from dispositions. As a result, we were required to apply the first $150.0 of proceeds from the dispositions of Bomag or EST to prepay term loans, but we were not otherwise required to reinvest the proceeds of those dispositions or use them to prepay loans. The amendment also adds flexibility for the use of proceeds from the sale of additional assets. In addition, the amendment provides that if the credit facilities are rated Ba3 or lower by Moody's or BB+ or lower by Standard & Poors, the interest margin will generally increase by 0.25%. On March 7, 2005, Standard & Poors adjusted the rating on our credit facility to BB+, resulting in a 0.25% margin increase on our credit facility. Lastly, the amendment modifies the formula relating to our permitted stock buy-backs, including permitting us to purchase an unlimited amount of our equity if our ratio of Consolidated Debt to Consolidated EBITDA (as each is defined in the credit facility) is less than 2.5 to 1.0, subject to the financial and other covenants in the company's credit facility.

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

        Our credit facility also allows for issuances of subordinated debt under certain circumstances.

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

        The $500.0 of revolving loans available under our credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At March 31, 2005, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $202.3 of letters of credit outstanding.

        Our credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries.

        Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended March 31, 2005, our Consolidated Leverage Ratio was 0.57 to 1.00 and our Consolidated Interest Coverage Ratio was 4.43 to 1.00.

        Our credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sale and leaseback transactions, restricted payments and transactions with affiliates. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to $75.0 plus an amount equal to 50% of Consolidated Net Income (as defined in the covenants) for the immediately preceding fiscal year, minus stock repurchases in excess of $200.0 if our Consolidated Leverage Ratio is between 3.0 and 2.0.

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

        During the first quarter of 2005, we completed cash tender offers for $668.2, or 93%, of the then outstanding principal amount of the senior notes, with $227.1 relating to the 6.25% senior notes and $441.1 relating to the 7.5% senior notes. The extent of the cash tender offers exceeded the requisite consent thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes. In connection with the cash tender offers for the senior notes, we recorded charges to "loss on early extinguishment of debt" associated with premiums and fees paid to redeem the notes of $72.9 and the write-off of deferred financing costs related to the notes of $12.4.

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

        As of March 31, 2005, the February and May LYONs had accreted carrying values of $645.3 and $17.7, respectively.

        On April 8, 2005, we announced a cash tender offer to redeem the May LYONs on May 9, 2005. If all outstanding May LYONs are surrendered for purchase, the aggregate cash purchase price will be approximately $17.9.

        SFAS No. 78, "Classification of Obligations That are Callable by the Creditor," requires that obligations that are by their terms due upon demand within one year of the balance sheet date be considered short-term obligations, unless the obligor has the ability and intent to refinance. The February LYONs have a put option date within twelve months of March 31, 2005. However, we have classified $297.7 of the February LYONS as long-term debt as we have the ability and intent at

March 31, 2005 to refinance such amount of the February LYONs that may be put to us through long-term financing that exists under our revolving credit facility (in excess of any outstanding letters of credit).

        The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that any of the February LYONs or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. The amount of the recapture calculated on the next put date is approximately $1.8 and $100.6 on May 9, 2005 and February 6, 2006, respectively.

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

  (2)
  During any period in which the credit rating assigned to the LYONs by either Moody's or Standard & Poor's is at or below a specified level; or

  (3)
  Upon the occurrence of certain corporate transactions, including a change in control.

        In addition, a holder may surrender for conversion, at the accreted value, a LYON even if it is not otherwise convertible at such time.

        The conversion rights based on predetermined accreted values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2005 Second Quarter	$87.63	$85.89
2005 Third Quarter	$88.02	$86.39
2005 Fourth Quarter	$88.41	$86.89
2006 First Quarter	$88.80	$87.39

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

Other Borrowings

        Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of March 31, 2005 and December 31, 2004, the participating businesses had $10.4 and $15.8, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for payment beyond normal payment terms. As of March 31, 2005 and December 31, 2004, the participating businesses had $32.2 and $46.7 outstanding under this arrangement. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third party intermediaries, we have classified these amounts as short-term debt.

Other Financing Activities

        In the first quarter of 2004, we entered into a sale and assignment agreement whereby certain of our businesses agreed to sell without recourse $70.6 million in accounts receivable. In the fourth quarter of 2004, we discontinued the sale of accounts receivable.

        In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivables balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our businesses. We had $1.0 outstanding under this financing agreement at both March 31, 2005 and December 31, 2004.

(12) FINANCIAL INSTRUMENTS

        As of December 31, 2004, we maintained interest rate protection agreements ("swaps"), with maturities through November 2009, that effectively converted $1,100.0 of our variable rate term loans to fixed rates. During January and March of 2005, we terminated all of these swaps for an aggregate cash payment of $13.3, which represented the fair value of the swaps on the respective dates of termination.

        At the end of the first quarter of 2005, management committed to a plan to pay off the remainder of our term loans. Because the future interest payments hedged by the related swaps are no longer probable of occurring, we reclassified $15.8 from accumulated other comprehensive income to "loss on early extinguishment of debt" during the first quarter of 2005.

        We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. As such, we have entered into foreign currency protection agreements ("FX contracts") to hedge the potential impact of the change in the U.S. dollar versus certain foreign currencies (e.g., the Euro, Pound Sterling, and Canadian dollar). We account for FX contracts as cash flow hedges, and as of March 31, 2005, we had outstanding FX contracts with maturities of generally no more than 18 months, and an aggregate notional amount of $140.7. As of March 31, 2005, the pre-tax accumulated gain recorded in accumulated other comprehensive income was $0.2, and we have recorded net current assets of $0.7 to recognize the fair value of these FX contracts. We expect to reclassify $0.2 of current FX contract gains from accumulated other comprehensive income to revenues and/or cost of products sold over the next 12 months as the hedged transactions occur. Due to the fluctuations in currency exchange rates, however, the gain recorded in accumulated other comprehensive income is subject to change prior to reclassification to earnings. The ineffective portion of these FX contracts has been recognized in earnings as a component of other income (expense), net, and resulted in expense during the first quarter of 2005 of $(0.1). The amounts of FX contracts were not material during the first quarter of 2004.

        From time to time we enter into commodity contracts. Other than the above noted hedge arrangements, there were no material derivative instrument transactions during the quarter or outstanding at March 31, 2005.

(13) SHAREHOLDERS' EQUITY

        (All option, restricted stock, and restricted stock unit amounts are in millions)

Earnings Per Share

        The following table sets forth calculations used in the computation of diluted earnings per share:

	Three months ended March 31,
	2005	2004
Numerator:
Income (loss) from continuing operations for calculating basic earnings per share	$(57.3)	$19.1
Income from discontinued operations, net of tax	740.7	17.8

Net income	$683.4	$36.9

Denominator:
Weighted-average shares outstanding used in basic earnings per share	74.556	74.122
Dilutive Securities—Employee stock options, restricted stock and restricted stock units	—	1.836
Conversion of convertible LYONs	—	—

Weighted average number of common and dilutive securities used for calculating diluted earnings per share	74.556	75.958

        The total number of stock options that could be considered as potential common shares that were not included in the computation of diluted earnings per share because their impact would be anti-dilutive based on the current market prices was 10.1 and 11.8 for the three months ended March 31, 2005 and 2004, respectively.

        Employee restricted stock and restricted stock units totaling 0.840 also have been excluded from the diluted earnings per share calculation for the first quarter of 2005 as their impact would be anti-dilutive. In addition, incremental shares of 9.820 associated with the conversion of LYONs have been excluded for the diluted earnings per share calculations for the first quarter of 2005 and 2004 as their impact would be anti-dilutive.

Restricted Stock and Restricted Stock Unit Awards

        For the three months ended March 31, 2005 and 2004, we issued, to certain business leaders and employees, 0.270 and 0.333 shares of restricted stock and 0.570 and 0.646 restricted stock units, respectively. Additionally, 0.065 of restricted stock units were forfeited during the three months ended March 31, 2005.

        The 2005 shares of restricted stock and restricted stock units vest over a three-year period based on certain performance thresholds. For the nine-member senior management group, this vesting will be based on SPX shareholder return versus the S&P 500 composite index. The share grant will vest if the company stock price outperforms the S&P 500 index on an annual basis. In the event the share grant does not vest in any year, the company's shareholder return versus the S&P 500 index for the cumulative periods will serve as the basis for vesting. For all other recipients, vesting will be based on the achievement of either the Economic Value Added (EVA) performance targets (or a substitute metric) or the company's shareholder return versus the S&P 500 index. The 2004 shares of restricted stock and restricted stock units vest ratably over a three-year period, as there are no performance criteria related to these awards.

        Expense for restricted stock and restricted stock units is recognized over the vesting period in accordance with APB No. 25. Compensation expense associated with restricted stock and restricted stock unit awards totaled $5.3 and $4.7 for the three months ended March 31, 2005 and 2004, respectively.

Comprehensive Income

        The components of comprehensive income were as follows:

	Three months ended March 31,
	2005	2004
Net income	$683.4	$36.9
Foreign currency translation adjustments	(130.5)	11.6
Change in unrealized gain (loss) on qualifying cash flow hedges, net(1)	15.4	(6.4)

Comprehensive income	$568.3	$42.1

(1)
The change in unrealized gain (loss) on qualifying cash flow hedges is net of a tax (provision) benefit of ($9.8) and $1.4 for the three months ended March 31, 2005 and 2004, respectively.

        The components of the balance sheet caption accumulated other comprehensive income are as follows:

	March 31, 2005	December 31, 2004
Foreign currency translation adjustment	$298.4	$428.9
Unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of ($0.1) and $9.7, respectively	0.1	(15.3)
Minimum pension liability adjustment, net of tax benefit of $49.8	(86.1)	(86.1)

Accumulated other comprehensive income	$212.4	$327.5

Treasury Stock

        In the first quarter of 2005 and 2004, we did not repurchase any of our common stock. The covenants of our senior credit facility contain certain restrictions on payment of dividends and the repurchase of common stock. On March 28, 2005, our Board of Directors authorized a new share repurchase plan that coincides with the related share repurchase provisions of the December 22, 2004 amendment to our credit agreement. See Note 11 for discussion of these share repurchase provisions.

Dividends

        In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the Board of Directors considers in determining the actual amount of each quarterly dividend includes our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility, and other factors deemed relevant. The dividend for the first quarter of 2005 totaled $18.8 and was paid on April 22, 2005. The dividend for the first quarter of 2004 totaled $19.0 and was paid on April 1, 2004.

(14) CONTINGENCIES AND OTHER MATTERS

Litigation Matters

        Beginning in March 2004, multiple class action complaints seeking unspecified monetary damages were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints have been consolidated into a single amended complaint against the company and our former Chairman, CEO and President. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety. Additionally, on April 23, 2004, an additional class action complaint was filed in the same court, alleging breaches of the Employee Retirement Income Security Act of 1974 by us, our then general counsel and the Administrative Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan's holding of our stock. We believe that the allegations stated in the complaints are without merit and intend to defend against them vigorously. We are currently unable to predict the outcome, although we believe the potential loss to the company is likely to be within the limits of our coverage under our Directors' and Officers' insurance policies.

        In October of 2004, one of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., was notified that it is the subject of an investigation by the Milan Public Prosecutor's Office. The investigation relates to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. We are cooperating with the prosecutor's office in this investigation. As the investigation is in its preliminary stages, we are currently unable to predict the outcome or to reasonably estimate the range of potential liability, if any. We have taken actions to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling tower business.

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

Environmental and Other Exposures

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers' compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items, which totaled approximately $348.0 and $350.5 at March 31, 2005 and December 31, 2004, respectively, are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations, and liquidity, individually or in the aggregate.

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

        If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest to date of approximately $9.3. Although the IRS has not proposed adjustments for later years, we anticipate receiving notices for the 1998 and 1999 transactions. The potential disallowance for these later years, computed on a similar basis to the 1997 disallowance, would be $45.8, plus net interest to date of approximately $12.3. The IRS has proposed penalties with respect to the 1997 transaction of $10.3. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely. In addition, because we filed disclosure notices with the IRS, we should not be subject to penalty assessments for the 1998 or 1999 transactions.

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

        Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our estimate of the probable liability associated with these matters. While the resolution of these issues may result in tax liabilities that may differ from the reserves established for this matter, we currently believe that the resolution will not have a material adverse effect on our financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As we are no farther than the initial stages of the appeals process for any of the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

        As of March 31, 2005, we had $373.9 of certain standby letters of credit outstanding, of which $202.3 reduced the available borrowing capacity on our revolving loans, and $180.4 of surety bonds. Of the total letters of credit and surety bonds outstanding at March 31, 2005, $425.6 were for bid, performance or warranty arrangements related to commercial sales arrangements with customers of which the fees are reimbursed by the customer. In addition, $83.7 of our standby letters of credit relate to self-insurance matters and originate from workers compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") (dollars and shares in millions, except per share and per LYON data)

FORWARD-LOOKING STATEMENTS

        Some of the statements in this document and any documents incorporated by reference constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Matters" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" in our Annual Report on Form 10-K and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

OVERVIEW

        We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential. We are a multinational corporation with operations in over 20 countries. We have approximately 19,800 employees worldwide, including 1,700 employed by businesses classified in our financial statements as discontinued operations. Our strategy is to create market advantages through technology, service and product leadership by expanding our market focus to offer full customer solutions. Our business strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication.

        We continually review our businesses. These reviews could result in the sale of a product line or business that is required to be accounted for as a discontinued operation, which would require the results of discontinued operations to be excluded from all periods presented including previously reported income from continuing operations along with any gain or loss on sale. The impact of disposals could be dilutive to earnings per share and require a material amount of earnings to be reclassified to discontinued operations.

        We are a global provider of thermal equipment and services, flow technology, test and measurement systems, and industrial products and services. Our products are used by customers in various industries, including automotive, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

CONSOLIDATED RESULTS OF OPERATIONS

        The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We report discontinued operations in accordance with the guidance from SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business and asset group is deemed probable within the next 12 months. The following businesses met these requirements and therefore have been reported as discontinued operations for the periods presented.

Business	Discontinued During the Quarter Ended	Actual or Expected Closing Date of Sale
Municipal water valve business	June 30, 2004	Q4 2004
Inspection gauging system business	December 31, 2004	Q4 2004
Axial fan business	December 31, 2004	Q4 2004
Compaction equipment business ("Bomag")	September 30, 2004	Q1 2005
Fire detection and building life-safety systems business ("EST")	December 31, 2004	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Lab and life sciences business ("Kendro")	December 31, 2004	Q2 2005
Aftermarket products services ("Carfel")	March 31, 2005	Q3 2005

        In the fourth quarter of 2004, we completed the sale of the municipal water valve, inspection gauging system, and axial fan businesses for aggregate cash proceeds of $49.9. We recorded a combined loss, net of taxes and transaction fees, on the sales of these businesses of $23.6.

        In the first quarter of 2005, we completed the sale of Bomag to Fayat for $443.3 in cash, net of cash balances assumed by Fayat of $2.7. The purchase price is subject to adjustment based on working capital existing at the date of close. We recorded a gain on the sale, net of taxes and transaction fees, of $126.4 during the first quarter of 2005.

        In the first quarter of 2005, we completed the sale of EST to GE for $1,393.9 in cash, net of cash balances assumed by GE of $1.1. The purchase price is subject to adjustment based on working capital existing at the date of close. We recorded a gain on the sale, net of taxes and transaction fees, of $656.4 during the first quarter of 2005.

        In the first quarter of 2005, we completed the sale of our specialty tool business for $24.2 in cash, with $21.8 received at the closing and $2.4 deposited in an escrow account. Our receipt of the escrow funds is contingent upon the buyer's satisfaction with the clearance of certain standard indemnity matters, as defined in the related purchase agreement. The purchase price is subject to adjustment based on working capital existing at the date of close. We recorded a loss on the sale, net of taxes and transaction fees, of $2.3 during the first quarter of 2005.

        In the first quarter of 2005, we completed the sale of our Brookstone telecommunication services business for $0.9 in cash. We recorded a loss on the sale, net of taxes and transaction fees, of $10.6 during the first quarter of 2005.

        On January 19, 2005, we entered into a definitive agreement to sell our Kendro business to Thermo Electron Corporation for $833.5 in cash. The agreement is subject to customary closing conditions and is expected to close in the second quarter of 2005 at an estimated gain, net of taxes and transaction fees, of $275.0 to $300.0.

        On February 23, 2005, we committed, and board of directors approved, a plan of disposal for our Carfel aftermarket products business, a component of our Filtran reporting unit. In connection with the plan of disposal, we recorded a loss, net of taxes, in the first quarter of 2005 of approximately $29.0.

        We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first, second and third quarters of 2005 are April 2, July 2 and October 1, respectively, and April 3, July 3 and October 2 for 2004, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had two fewer days in the first quarter of 2005 and will have one additional day in the fourth quarter of 2005 when compared to the respective 2004 periods.

Consolidated Results of Operations: First Quarter 2005 compared to First Quarter 2004

	Three months ended March 31,
	2005	2004
Revenues	$1,032.6	$990.9
Gross profit	258.2	265.9
% of revenues	25.0%	26.8%
Selling, general and administrative expense	211.6	194.8
% of revenues	20.5%	19.7%
Intangible amortization	4.6	2.3
Special charges, net	4.8	1.9

Operating income	37.2	66.9
Other expense, net	(3.3)	(2.4)
Interest expense, net	(30.7)	(39.0)
Loss on early extinguishment of debt	(103.5)	—

Income (loss) from continuing operations before income taxes	(100.3)	25.5
Income tax (provision) benefit	38.7	(12.1)
Equity earnings in joint ventures	4.3	5.7

Income (loss) from continuing operations	(57.3)	19.1
Income (loss) from discontinued operations, net of tax	(0.2)	17.8
Gain on disposition of discontinued operations, net of tax	740.9	—

Income from discontinued operations, net of tax	740.7	17.8

Net income	$683.4	$36.9

Capital expenditures	$20.3	$5.7
Depreciation and amortization	$24.3	$22.0

        Revenues—In the first quarter of 2005, revenues totaled $1,032.6, an increase of $41.7, or 4.2%, from $990.9 in the first quarter of 2004. Organic revenues, which exclude the effect of acquisitions, divestitures, and changes in foreign currency, increased 0.7% in the first quarter of 2005 compared to the same period in 2004. The organic revenue growth was attributable primarily to our Thermal Equipment and Services segment, where we experienced strong demand for dry cooling products and services in Asia and Europe, respectively. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on revenues of 1.3%. Acquisitions increased revenues by 2.2%. In the first quarters of 2005 and 2004, we recognized approximately $161.4 and $147.4, respectively, of revenue under the percentage-of-completion method.

        Gross margin—In the first quarter, gross margins decreased from 26.8% in 2004 to 25.0% in 2005. The decrease in gross margins was due primarily to changes in customer and/or product mix within our Thermal Equipment and Services and Test and Measurement segments, start-up costs relating to our new Eden, NC facility, pricing pressures and less cost absorption associated with recent market declines within the domestic automotive industry, continued operating inefficiencies within our Valves Canadian operation that resulted in charges of $4.0, and the impact of commodity cost increases within our Flow Technology segment.

        Selling, general and administrative ("SG&A") expenses—In the first quarter 2005, SG&A expenses were $211.6, or 20.5% of revenues, compared to $194.8, or 19.7% of revenues, in 2004. The increase in SG&A spending was due primarily to an increase in variable costs associated with acquisitions completed in 2004 (e.g., McLeod Russel, Actron, and AutoXray), increases in headcount within our Thermal Services and Vance businesses in support of continued revenue growth, additional professional fees associated with the implementation of regulatory requirements of the Sarbanes-Oxley Act of 2002, increased costs related to ongoing litigation, and increased pension and postretirement costs.

        Intangible amortization—In the first quarter of 2005, intangible amortization totaled $4.6, compared to $2.3 in the first quarter of 2004. The increase was due to definite lived intangibles acquired in connection with various acquisitions over the last 12 to 15 months.

        Special charges, net—In the first quarter of 2005, we recorded net special charges of $4.8, compared to $1.9 in the first quarter of 2004. These special charges related primarily to restructuring initiatives to consolidate manufacturing, sales, and administrative facilities, reduce workforce, and rationalize certain product lines. The components of special charges, net, for the first quarter of 2005 and 2004 were as follows:

	Three months ended March 31,
	2005	2004
Employee Benefit Costs	$2.5	$3.6
Facility Consolidation Costs	2.3	1.5
Gain on Sale of Assets	—	(3.2)

Total special charges, net	$4.8	$1.9

        Other income (expense), net—In the first quarter of 2005, other expense, net, totaled $3.3 compared to $2.4 in the first quarter of 2004. Other expense in the first quarter of 2005 consisted of currency translation losses of $5.6 and a $1.6 charge for the anticipated settlement of certain claims associated with a previous business disposition, partially offset by a reduction in reserves of $2.8 associated with a environmental remediation site and a gain of $1.2 associated with the sale of a dormant facility. The reduction in the environmental reserves resulted from a "No Further Action" letter received from the state of Iowa relating to the aforementioned environmental remediation site. Other expense for 2004 consisted primarily of currency translation losses of $2.2.

        Interest expense, net—In the first quarter of 2005, interest expense was $30.7 compared to $39.0 in the first quarter of 2004. The lower interest expense in the first quarter of 2005 resulted from the impact of the $80.0 in senior note repurchases in the fourth quarter of 2004 and the $400.0 term loan redemption in January of 2005.

        Loss on early extinguishment of debt—In the first quarter of 2005, we incurred a loss on the early extinguishment of debt of $103.5, which was comprised of the following: (a) premiums and fees paid ($72.9) for, and the write-off of deferred financing costs ($12.4) associated with, the completion of the cash tender offer for the senior notes, (b) $2.4 associated with the write-off of deferred financing costs relating to the $400.0 of terms loans that were redeemed during January of 2005, and (c) $15.8 relating to the termination of the remaining interest rate protection agreements in anticipation of the pay-off of the remaining term loans.

        Income taxes—The effective tax rate for the first quarter of 2005 was 40.3% compared to 38.8% for the same quarter in 2004. The increase in the effective tax rate is primarily the result of finalizing a settlement with the Internal Revenue Service on a loss carryback refund claim, which resulted in an increase to our first quarter 2005 income tax benefit of approximately $3.8.

        Equity earnings in joint ventures—Equity earnings in joint ventures was $4.3 in the first quarter of 2005 compared to $5.7 in the first quarter of 2004. The first quarter of 2005 reflects an adjustment to reduce the carrying value of our EGS investment by approximately $4.6, while the first quarter 2004 equity earnings were impacted by a legal charge at EGS, with our portion of the charge totaling $3.8.

        Discontinued Operations—In the first quarter of 2005, we recorded income from discontinued operations of $740.7 compared to $17.8 for the first quarter of 2004. These figures are net of income taxes of $458.2 and $8.6 for the first quarter of 2005 and 2004, respectively. The income in 2005 includes net gains on the sales of our Bomag, Brookstone, EST, and specialty tools businesses of $769.9, offset by an estimated net loss associated with the planned disposal of our Carfel business of $29.0. Income from discontinued operations includes the allocation of interest expense of $1.4 and $2.5 for the first quarter of 2005 and 2004, respectively, associated with the provision under our credit agreement that requires that the first $150.0 of proceeds from business dispositions be applied to outstanding balances under our credit agreement, including term loans. No other corporate costs have been allocated to discontinued operations.

Seasonality, Competition and Trends

        Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Our heating and ventilation products businesses tend to be stronger during the third and fourth quarters, respectively, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers and related services is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Revenues for our Service Solutions business typically follow program launch timing for diagnostic systems and service equipment. In aggregate, our businesses generally tend to be stronger in the second half of the year.

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

        We define forecasted trends as follows: "Growth"—Future end market performance is expected to be above the prior year; "Flat"—Future end market performance is expected to be flat compared to the prior year; "Decline"—Future end market performance is expected to be below the prior year.

        The following table highlights our segment performance for the first three months of 2005 and the expectations for the remainder of 2005 based on information available on the date of this report.

Segment	2005 Annual Forecasted Trend	Comments
Thermal Equipment and Services	Growth	The segment experienced organic revenue growth of 10.9% in the first quarter of 2005. Organic revenues were stronger as a result of strong demand for dry cooling products and thermal services in Asia and Europe, respectively. These trends are expected to continue in 2005.
Flow Technology	Growth
Organic revenues for this segment grew by 3.1% in the first quarter of 2005 as a result of strong demand within the mining, petrochemical, and chemical markets. These trends are expected to continue in 2005.
Test and Measurement	Flat
The segment experienced a decline in organic revenues of 6.9% for the first quarter of 2005 primarily as a result of a decline in revenue within the domestic transportation sector. Revenues in this sector are highly correlated to the timing of large contracts with municipalities and Federal funding of transportation initiatives, which can cause fluctuations in revenues for the segment from period to period. We expect growth in this segment during the remainder of 2005, primarily driven by pricing increases.
Industrial Products and Services	Flat
Organic revenues for this segment declined by 2.1% in the first quarter of 2005 primarily due to a decrease in revenues resulting from recent market declines within the domestic automotive industry. We expect growth in this segment during the remainder of 2005, offsetting the shortfall from the first quarter of 2005. The growth is generally expected across the majority of the segment's businesses with the main driver being pricing increases.

SEGMENT RESULTS OF OPERATIONS

        The following unaudited information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes. The results of operations exclude the operating results of discontinued operations for all periods presented.

	Three months ended March 31,
	2005	2004
Revenues:
Thermal Equipment and Services	$253.9	$224.7
Flow Technology	216.1	200.8
Test and Measurement	246.3	248.0
Industrial Products and Services	316.3	317.4

	$1,032.6	$990.9

Segment Income:
Thermal Equipment and Services	$17.6	$20.9
Flow Technology	19.4	28.8
Test and Measurement	19.2	23.9
Industrial Products and Services	19.1	18.9

Total Segment Income	75.3	92.5
Corporate Expenses	(20.3)	(13.4)
Pension and Postretirement Expense	(7.7)	(5.6)
Stock-Based Compensation	(5.3)	(4.7)
Special Charges, net	(4.8)	(1.9)

Consolidated Operating Income	$37.2	$66.9

Segment Results of Operation: First Quarter 2005 compared to First Quarter 2004

Thermal Equipment and Services

        Revenues—Revenues for the first quarter of 2005 were $253.9 compared to $224.7 in the first quarter of 2004, an increase of $29.2, or 13.0%. The increase was due primarily to organic revenue growth of 10.9%. The organic revenue growth related primarily to strong demand for dry cooling products and services in Asia and Europe, respectively. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of 2.1%.

        Segment Income—Segment income was $17.6, or 6.9% of revenues, in the first quarter of 2005 compared to $20.9, or 9.3% of revenues, in the first quarter of 2004. The decrease in segment income and margins was due primarily to changes in customer mix, resulting in an increase in revenues from lower margin dry cooling products and services, and start-up costs relating to the segment's new Eden, NC facility.

Flow Technology

        Revenues—Revenues for the first quarter of 2005 were $216.1 compared to $200.8 in the first quarter of 2004, an increase of $15.3, or 7.6%. The increase was due primarily to organic revenue growth of 3.1% and the McLeod Russel acquisition in mid-January 2004. The organic revenue growth related primarily to strong demand within the mining, petrochemical, and chemical markets. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of 2.2%.

        Segment Income—Segment income was $19.4, or 9.0% of revenues, in the first quarter of 2005 compared to $28.8, or 14.3% of revenues, in the first quarter of 2004. The decrease in segment income and margins was due primarily to changes in customer and product mix, continued operating inefficiencies within the Valves Canadian operation that resulted in charges of $4.0, and the impact of commodity cost increases.

Test and Measurement

        Revenues—Revenues for the first quarter of 2005 were $246.3 compared to $248.0 in the first quarter of 2004, a decrease of $1.7, or 0.7%. The decrease was due primarily to a decline in organic revenues of 6.9%. The decline in organic revenues was primarily due to a decrease in revenues within the domestic transportation sector relating to the timing of contracts. Revenues in this sector are highly correlated to the timing of large contracts with municipalities and Federal funding of transportation initiatives, which can cause fluctuations in revenues for the from period to period. The organic revenue decline was offset partially by increased revenues associated with acquisitions (Actron and AutoXray) during the second half of 2004. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on revenues of 1.2%.

        Segment Income—Segment income was $19.2, or 7.8% of revenues, in the first quarter of 2005 compared to $23.9, or 9.6% of revenues, in the first quarter of 2004. The decrease in segment income and margins was due primarily to the timing of contract revenues within the domestic transportation sector and the loss of certain high-margin technical and training service volumes.

Industrial Products and Services

        Revenues—Revenues for the first quarter of 2005 were $316.3 compared to $317.4 in the first quarter of 2004, a decrease of $1.1, or 0.3%. The decrease was due primarily to a decline in organic revenues of 2.1% resulting from recent market declines within the domestic automotive industry. These revenue declines were offset partially by the impact of acquisitions. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on revenues of 0.3%.

        Segment Income—Segment income was $19.1, or 6.0% of revenues, in the first quarter of 2005 compared to $18.9, or 6.0% of revenues, in the first quarter of 2004. Segment income and margins were favorably impacted by pricing increases and improved operating efficiencies at our Reynosa, Mexico facility. Segment income and margins for the first quarter of 2005 were negatively impacted by pricing pressures and less cost absorption associated with the recent market declines within the domestic automotive industry.

Corporate Expenses

        Corporate expenses were $20.3 in the first quarter of 2005 compared to $13.4 in the first quarter of 2004. The increase in Corporate expenses was due primarily to additional professional fees associated with the implementation of the regulatory requirements of the Sarbanes-Oxley Act of 2002, increased insurance costs, higher expenses related to ongoing litigation, and relocation and other costs associated with centralizing certain functions within our Corporate headquarters.

Non-GAAP Measures

        Organic revenue growth (decline) presented herein represents total revenues, excluding the impact of acquisitions, divestitures and foreign currency changes. Our management believes that this metric can be a useful financial measure for investors in evaluating the normal operating performance of the company for the periods presented because it excludes items that are either not completely under management's control or not an accurate reflection of the underlying growth of the company. In addition, organic revenue growth (decline) is one of the factors used by our management in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under GAAP and should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP. Refer to the following reconciliation for the components of the organic revenue growth (decline), as defined herein, and for its reconciliation to overall revenue growth (decline) for the periods presented:

  2005 Compared to 2004

	Net Revenue Growth	Acquisitions /Divestitures	Foreign Currency	Organic Revenue Growth (Decline)
Thermal Equipment and Services	13.0%	—	2.1%	10.9%
Flow Technology	7.6%	2.3%	2.2%	3.1%
Test & Measurement	(0.7%)	5.0%	1.2%	(6.9%)
Industrial Products and Services	(0.3%)	1.5%	0.3%	(2.1%)
Consolidated	4.2%	2.2%	1.3%	0.7%

LIQUIDITY AND FINANCIAL CONDITION

        Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs and acquisitions.

Cash Flow

	Three months ended March 34,
	2005	2004
Continuing Operations:
Cash flows used in operating activities	$(17.9)	$(80.9)
Cash flows from (used in) investing activities	1,839.8	(35.0)
Cash flows used in financing activities	(1,193.7)	(15.7)
Cash flows used in discontinued operations	(39.8)	(3.0)
Decrease in cash and equivalents due to changes in foreign currency exchange rates	(12.1)	(3.4)

Net change in cash and equivalents	$576.3	$(138.0)

        Operating Activities—In the first three months of 2005, cash used in continuing operations totaled $17.9 compared to $80.9 in the first three months of 2004. The primary factors contributing to the increase in cash from operating activities during the first quarter of 2005 as compared to the same period in 2004 were as follows: (a) lower payments for incentive compensation (approximately $32.0 in the first quarter of 2005 compared to $66.9 in the first quarter of 2004), (b) only $4.5 federal income tax payments in the first quarter of 2005 compared to $18.4 in the first quarter of 2004, (c) $14.9 of legal fees paid in the first quarter of 2004 related to the Microsoft settlement that occurred in the fourth quarter of 2003, and d) $18.0 of supplier payments in the first quarter of 2004 related to the December 2003 Hamon acquisition. These first quarter 2005 increases in operating cash flows were partially offset by the impact of the discontinuance of non-recourse sales of trade receivables in the fourth quarter of 2004, as operating cash flows for the first quarter of 2004 included approximately $40.0 of incremental proceeds from the sale of trade receivables.

        Investing Activities—In the first quarter of 2005, cash flows from investing activities totaled $1,839.8 compared to cash flows used in investing activities during the first quarter of 2004 of $35.0. The first quarter 2005 cash flows from investing activities included $1,859.9 from the sale of our Bomag, EST, specialty tool, and Brookstone businesses compared to proceeds from asset and businesses sales during the first quarter of 2004 of $11.0. Capital expenditures for the first quarter of 2005 totaled $20.3 compared to $5.7 in the first quarter of 2004. First quarter of 2004 investing cash flows also included $40.3 for acquisitions, primarily McLeod Russel, while there were no acquisitions in the first quarter of 2005.

        Financing Activities—Cash flows used in financing activities totaled $1,193.7 in the first quarter of 2005 compared to $15.7 in the first quarter of 2004. First quarter of 2005 cash flows used in financing activities included, among other things, (a) $741.1 associated with the senior note cash tender, (b) $400.0 of repayments on Tranche A and B terms loans, (c) $13.3 in cash payments associated with the termination of our interest rate swap contracts, (d) $18.5 of dividends paid, and (e) $5.6 of scheduled repayments of the Tranche A term loan. First quarter of 2004 cash flows used in financing activities included debt repayments of $36.1, related primarily to debt assumed in the McLeod Russel acquisition, and dividend payments of $19.0, offset by proceeds from stock option exercises of $35.8 and debt borrowings of $3.6.

        Discontinued Operations—Cash flows used in discontinued operations were $33.8 in the first quarter of 2005 compared to $3.0 during the first quarter of 2004. The decline in cash flows in the first quarter of 2005 was primarily the result of net repayments by Bomag of $15.3 under its accounts payable financing program, lower operating cash flows for Bomag and EST during the first quarter of 2005 and fees paid during the first quarter of 2005 of approximately $6.0 associated with businesses sold during the fourth quarter of 2004 and the first quarter of 2005.

Indebtedness

        The following summarizes the total debt outstanding and credit facility availability, as of March 31, 2005:

	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving loan(1)	$500.0	$—	$297.7
Tranche A loan	57.2	57.2
Tranche B loan	610.6	610.6
LYONs, net of unamortized discount of $359.7	663.0	663.0
7.50% senior notes	31.4	31.4
6.25% senior notes	21.5	21.5
Other borrowings	50.2	50.2

Total	$1,933.9	$1,433.9	$297.7

(1)
Decreased by $202.3 of certain facility letters of credit outstanding at March 31, 2005, which reduce the availability under our revolving loan agreement.

Credit Facility

        Our credit facility includes Tranche A and Tranche B term loans along with a revolving credit loan. During the first quarter of 2005, we repaid $128.5 and $271.5 of the Tranche A and B term loans, respectively. These repayments were applied to the term loans in direct order of maturity, as allowed under the amendment to the credit agreement dated December 22, 2004 (see below for further discussion of this amendment), and were in addition to a scheduled repayment on the Tranche A term loan of $5.6. Aggregate maturities of the term loans as of March 31, 2005 are $4.1 in 2007, $211.5 in 2008, and $452.2 in 2009.

        In connection with the combined $400.0 pay down of the Tranche A and B term loans, we recorded a charge during the first quarter of 2005 of approximately $3.8 associated with the write-off of deferred financing costs related to the term loans. Approximately $1.4 of this charge was recorded to income (loss) from discontinued operations, as the provisions of our credit facility require that the first $150.0 of proceeds from business dispositions be applied to outstanding balances under the credit facility, including the term loans (see below for further discussion). The remainder of the charge of $2.4 was recorded to "loss on early extinguishment of debt."

        Although no amounts were borrowed under our revolving credit loans at March 31, 2005, any future borrowings under these revolving credit loans would mature in 2008 when the revolving loan portion of the facility expires, but could be repaid at any time before 2008.

        On February 12, 2004, we refinanced our credit facility to reduce the applicable rate on our Tranche B Term Loan. We also amended certain covenants to, among other things, increase our flexibility associated with the mandatory repayment of debt and disposition of assets. On December 22, 2004, we amended our credit facility to increase our flexibility to use proceeds from dispositions. As a result, we were required to apply the first $150.0 of proceeds from the dispositions of Bomag or EST to prepay term loans, but we were not otherwise required to reinvest the proceeds of those dispositions or use them to prepay term loans. The amendment also adds flexibility for the use of proceeds from the sale of additional assets. In addition, the amendment provides that, if the credit facilities are rated Ba3 or lower by Moody's or BB+ or lower by Standard & Poors, the interest margin will generally increase by 0.25%. On March 7, 2005, Standard & Poors adjusted the rating on our credit facility to BB+, resulting in a 0.25% margin increase on our credit facility. Lastly, the amendment modifies the formula relating to our permitted stock buy-backs, including permitting us to purchase an unlimited amount of our equity if our ratio of Consolidated Debt to Consolidated EBITDA (as each is defined in the credit facility) is less than 2.5 to 1.0.

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

        Our credit facility also allows for issuances of subordinated debt under certain circumstances.

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

        Under our credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. The Applicable Rate for the revolving loans and the Tranche A and Tranche B term loans is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate in effect after the December 2004 amendment and the rate adjustment by Standard and Poors is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A and B term loans and revolving loans	Between 2.00% and 2.50%	Between 1.00% and 1.50%

        The $500.0 of revolving loans available under our credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At March 31, 2005, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $202.3 of letters of credit outstanding.

        Our credit facility is secured by a pledge of 100% of the stock of substantially all of our domestic subsidiaries and 66% of the stock in our foreign subsidiaries and a security interest in substantially all of our assets and all of the assets of our wholly owned domestic subsidiaries.

        Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended March 31, 2005, our Consolidated Leverage Ratio was 0.57 to 1.00 and our Consolidated Interest Coverage Ratio was 4.43 to 1.00.

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

        During the first quarter of 2005, we completed cash tender offers for $668.2, or 93%, of the then outstanding principal amount of the senior notes, with $227.1 relating to the 6.25% senior notes and $441.1 relating to the 7.5% senior notes. The extent of the cash tender offers exceeded the requisite consents thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes. In connection with the cash tender offers for the senior notes, we recorded charges to "loss on early extinguishment of debt" associated with premiums and fees paid to redeem the notes of $72.9 and the write-off of deferred financing costs related to the notes of $12.4.

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

        As of March 31, 2005, the February and May LYONs had accreted carrying values of $645.3 and $17.7, respectively.

        On April 8, 2005, we announced a cash tender offer to redeem the May LYONs on May 9, 2005. If all outstanding May LYONs are surrendered for purchase, the aggregate cash purchase price will be approximately $17.9.

        SFAS No. 78, "Classification of Obligations That are Callable by the Creditor," requires that obligations that are by their terms, due upon demand within one year of the balance sheet date be considered short-term obligations, unless the obligor has the ability and intent to refinance. The February LYONs have a put option date within twelve months of March 31, 2005. However, we have classified $297.7 of the February LYONs as long-term debt as we have the ability and intent at March 31, 2005 to refinance such amount of the February LYONs that may be put to us through long term financing that exists under our revolving credit facility (in excess of any outstanding letters of credit).

        The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, bondholders are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that any of the February LYONs or May LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption. The amount of the recapture calculated on the next put date is approximately $1.8 and $100.6 on May 9, 2005 and February 6, 2006, respectively.

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

          (2)   During any period in which the credit rating assigned to the LYONs by either Moody's or Standard & Poor's is at or below a specified level; or

          (3)   Upon the occurrence of certain corporate transactions, including a change in control.

        In addition, a holder may surrender for conversion, at the accreted value, a LYON even if it is not otherwise convertible at such time.

        The conversion rights based on predetermined accreted values of our stock include, but are not limited to, the following provisions:

	February LYONs	May LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232	8.8588
Initial Stock Price	$50.15	$55.40
Initial Accretion Percentage	135%	120%
Accretion Percentage Decline Per Quarter	0.3125%	0.125%
Conversion Trigger Prices—For the Next Twelve Months:
2005 Second Quarter	$87.63	$85.89
2005 Third Quarter	$88.02	$86.39
2005 Fourth Quarter	$88.41	$86.89
2006 First Quarter	$88.80	$87.39

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

Other Borrowings

        Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of March 31, 2005 and December 31, 2004, the participating businesses had $10.4 and $15.8, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond normal payment terms. As of March 31, 2005 and December 31, 2004, the participating businesses had $32.2 and $46.7 outstanding under this arrangement. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third party intermediaries, we have classified these amounts as short-term debt.

Other Financing Activities

        In the first quarter of 2004, we entered into a sale and assignment agreement whereby certain of our businesses agreed to sell without recourse $70.6 million in accounts receivable. In fourth quarter of 2004, we discontinued the sale of accounts receivable. Once sold, these receivables were excluded from our consolidated balance sheet.

        In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivables balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our businesses. We had $1.0 outstanding under this financing agreement at both March 31, 2005 and December 31, 2004.

Financial Instruments

        As of December 31, 2004, we maintained interest rate protection agreements ("swaps"), with maturities through November 2009, that effectively converted $1,100.0 of our variable rate term loans to fixed rates. During January and March of 2005, we terminated all of these swaps for an aggregate cash payment of $13.3, which represented the fair value of the swaps on the respective dates of termination.

        At the end of the first quarter of 2005, management committed to a plan to pay off the remainder of our term loans. Because the future interest payments hedged by the related swaps are no longer probable of occurring, we reclassified $15.8 from accumulated other comprehensive income to "loss on early extinguishment of debt" during the first quarter of 2005.

        We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. As such, we have entered into foreign currency protection agreements ("contracts") to hedge the potential impact of the change in the U.S. dollar versus certain foreign currencies (e.g., the Euro, Pound Sterling, and Canadian dollar). We account for FX contracts as cash flow hedges, and as of March 31, 2005, we had outstanding FX contracts with maturities of generally no more than 18 months, and an aggregate notional amount of $140.7. As of March 31, 2005, the pre-tax accumulated gain recorded in accumulated other comprehensive income was $0.2, and we have recorded net current assets of $0.7 to recognize the fair value of these FX contracts. We expect to reclassify $0.2 of current FX contract gains from accumulated other comprehensive income to revenues and/or cost of products sold over the next 12 months as the hedged transactions occur. Due to the fluctuations in currency exchange rates, however, the gain recorded in accumulated other comprehensive income is subject to change prior to reclassification to earnings. The ineffective portion of these FX contracts has been recognized in earnings as a component of other income (expense), net, and resulted in expense during the first quarter of 2005 of ($0.1). The amounts of FX contracts were not material during the first quarter of 2004.

        From time to time we enter into commodity contracts. Other than the above noted hedge arrangements, there were no material derivative instrument transactions during the quarter or outstanding at March 31, 2005.

Current Liquidity and Concentration of Credit Risk

        At March 31, 2005, we had $1,162.7 of cash, which included $5.4 of cash at our discontinued operations, and an unused $500.0 revolver under our credit facility. When adjusted by the $202.3 of letters of credit outstanding at March 31, 2005, $297.7 of the revolver was available for use.

        We believe that current cash and equivalents, cash flows from operations and our unused revolving credit facility will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations. We have the ability to repurchase shares and outstanding indebtedness to the extent permitted under our credit facility.

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

        In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the Board of Directors considers in determining the actual amount of each quarterly dividend includes our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility and other factors deemed relevant. The dividend for the first quarter of 2005 totaled $18.8 and was paid on April 22, 2005. The dividend for the first quarter of 2004 totaled $19.0 and was paid on April 1, 2004.

        Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable, and foreign currency protection agreements.

        Cash and temporary investments and our foreign currency protection agreements are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

        We are exposed to credit losses in the event of nonperformance by counter parties to our foreign currency protection agreements, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counter parties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counter parties.

        Concentrations of credit risk arising from trade accounts receivable are due to selling to a large number of customers in a particular industry. We perform ongoing credit evaluations of our customers' financial conditions and obtain collateral or other security when appropriate.

        As of March 31, 2005, we had outstanding $373.9 of certain standby letters of credit, of which $202.3 reduced the available borrowing capacity on our revolving loans, and $180.4 of surety bonds. Of the total letters of credit and surety bonds outstanding at March 31, 2005, $425.6 were for bid, performance or warranty arrangements related to commercial sales arrangements with customers who reimburse us for the associated fees. In addition, $83.7 of our standby letters of credit relate to self-insurance matters and originate from workers compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals. Except for the previously mentioned matters, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments.

        Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.

        In addition, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Matters" herein, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" in our Annual Report on Form 10-K and similar sections in any future filings should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

Other Matters

        Acquisitions and Divestitures—We continually review each of our businesses. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria are met. There can be no assurances that future acquisitions will not have an impact on our capital financing instruments, will be integrated successfully, or that they will not have a negative effect on our operations. Further, these reviews could result in the sale of a product line or business that is required to be accounted for as a discontinued operation. The impact on our income from continuing operations may be material as the provisions of SFAS No. 144 require the results of discontinued operations to be excluded from all periods presented including previously reported income from continuing operations along with any gain or loss on sale.

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

        Pension Plans—The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The historic lows in long-term interest rates experienced over the last two years has contributed to a $218.6 underfunded status for our pension plans at December 31, 2004. Our non-funded pension plans accounted for $105.5 of the underfunded status at December 31, 2004. The updated measurement of the plans' funded status will be determined in the fourth quarter of 2005 and will be affected by the performance of U.S. financial markets, performance of plan assets, and the level of market interest rates at December 31, 2004. Regardless of the outcome, at this time we do not expect that we will be required to make any required plan contributions to our primary domestic pension plans in 2005. However, in connection with the consolidation of our pension plans in the United Kingdom, we expect to make contributions to the surviving plan during the second quarter of 2005 of approximately $19.0. In the first quarter of 2005, we recorded net pension expense of $4.7 compared to $1.5 in the first quarter of 2004. There can be no assurance that future periods will include similar net pension results or that regulatory mandated plan contributions would not be required

        Employment—At March 31, 2005, we had approximately 19,800 employees, including 1,700 employees relating to businesses classified in our condensed consolidated financial statements as discontinued operations. Sixteen domestic collective bargaining agreements or relationships and various foreign collective labor arrangements cover approximately 2,200 employees, on a worldwide basis. We also are signatories to various area standards agreements for certain construction, maintenance and repair work in the cooling tower industry. While we generally have experienced satisfactory labor relations at our various locations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

        Income taxes—The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and consequently, the amount of income taxes paid in current and future years may be greater than amounts paid in 2004, 2003 and 2002.

        In 1997, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, we contributed assets and self-insurance liabilities associated with existing retiree medical, workers compensation, and key manager life insurance programs to a fully consolidated risk management company ("RMC") in exchange for stock representing a minority interest in the RMC. Subsequently, we sold the minority interest in the RMC to a third party investor at fair market value, which resulted in a capital loss of $73.7 for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received on the sale of the stock. In 1998 and 1999, we entered into similar transactions designed to manage and reduce costs associated with certain healthcare and environmental liabilities. Those transactions resulted in tax losses of $84.8 and $40.9, respectively. In 2001, the IRS indicated that it intended to challenge the tax treatment of these types of transactions.

        In 2004, the IRS issued a notice of proposed adjustment disallowing the capital loss claimed as a deduction on our 1997 tax return. We protested the disallowance to the Appeals Office of the IRS in June 2004.

        If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest to date of approximately $9.3. Although the IRS has not proposed adjustments for later years, we anticipate receiving notices for the 1998 and 1999 transactions. The potential disallowance for these later years, computed on a similar basis to the 1997 disallowance, would be $45.8, plus net interest to date of approximately $12.3. The IRS has proposed penalties with respect to the 1997 transaction of $10.3. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely. In addition, because we filed disclosure notices with the IRS, we should not be subject to penalty assessments for the 1998 or 1999 transactions.

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

        Significance of Goodwill and Intangibles—We had goodwill of $2,029.4, net intangible assets of $484.1 and shareholders' equity of $2,692.1 at March 31, 2005. There can be no assurance that circumstances will not change in the future that will affect the useful lives or the carrying value of our goodwill and intangible assets. In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite-lived intangibles in connection with our long-range forecasting process, which takes place in the fourth quarter. In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across our industries and markets including, but not limited to the following businesses: Dock Products, Fluid Power, Radiodetection, TPS, Vance, and Waukesha Electric Systems.

        Raw Materials—Many of our businesses manufacture products that are comprised of readily available commodities including copper and steel and utilize certain other commodities including oil and gas in their production processes. Additionally, certain of our businesses generate revenues from long-term fixed contracts and expose us to commodity risks over extended periods of time. Changes in raw material prices have materially affected our results of operations in 2004 and 2005. There can be no assurance that we can recover any incremental increases in raw material prices from our customers.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        Management does not believe our exposure to market risk has significantly changed since December 31, 2004 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

ITEM 4. Controls and Procedures

        SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to

Exchange Act Rule 13a-15(b), as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

        In connection with the evaluation by SPX Management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2005 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers' compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware currently or the claims that we are aware of may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with our acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

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

        Beginning in March 2004, multiple class action complaints seeking unspecified monetary damages were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints have been consolidated into a single amended complaint against the company and our former Chairman, CEO and President. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety. Additionally, on April 23, 2004, an additional class action complaint was filed in the same court, alleging breaches of the Employee Retirement Income Security Act of 1974 by us, our then general counsel and the Administrative Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan's holding of our stock. We believe that the allegations stated in the complaints are without merit and intend to defend against them vigorously. We are currently unable to predict the outcome, although we believe the potential loss to the company is likely to be within the limits of our coverage under our Directors' and Officers' insurance policies.

        In October of 2004, one of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., was notified that it is the subject of an investigation by the Milan Public Prosecutor's Office. The investigation relates to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. We are cooperating with the prosecutor's office in this investigation. As the investigation is in its preliminary stages, we are currently unable to predict the outcome or to reasonably estimate the range of potential liability, if any. We have taken actions to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling tower business.

        On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. We do not believe the suit has merit and are defending the claim vigorously. On December 26, 2001, we filed our answer denying VSI's allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the U.S. District Court in Detroit. Several summary judgments, discovery and other motions are currently pending with the Court. There is currently no trial date scheduled. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the quarter ended March 31, 2005, we did not repurchase any shares of our common stock; however, on March 28, 2005 we announced a new share repurchase program. The new share repurchase program authorizes the repurchase of shares in an amount up to the sum of $250.0 plus 50% of Consolidated Net Income (as defined in the Sixth Amended and Restated Credit Agreement) if our Consolidated Leverage Ratio is greater than 2.50 to 1.00. If our Consolidated Leverage Ratio is less than 2.50 to 1.00, our share repurchases are unlimited.

ITEM 6.    Exhibits

2.1	Purchase Agreement, dated as of January 19, 2005, by and among the Company, Kendro GP II, LLC, SPX Europe GmbH, General Signal Ireland B.V., and GSLE Development Corporation and Thermo and Thermo Electron (Oberhausen) GmbH, incorporated herein by reference from our Current Report on Form 8-K filed on January 21, 2005 (file no. 1-6948).
10.1	Form of Restricted Stock Agreement under the SPX Corporation Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2005 (file no. 1-6948).
10.2	Amendment to the SPX Corporation 1997 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
10.3	SPX Corporation 2005 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
10.4
Employment Agreement between SPX Corporation and Christopher J. Kearney executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
10.5
Employment Agreement between SPX Corporation and Patrick J. O'Leary executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
10.6
Employment Agreement between SPX Corporation and Thomas J. Riordan executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
10.7
Employment Agreement between SPX Corporation and Jay Caraviello executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).

10.8
Employment Agreement between SPX Corporation and Robert B. Foreman executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
10.9	Supplemental Form of Restricted Stock Agreement, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
11.1	Statement regarding computation of earnings per share. See Condensed Consolidated Statements of Operations, page 3 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION (Registrant)

Date: May 4, 2005	By	/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney President and Chief Executive Officer

Date: May 4, 2005	By	/s/ PATRICK J. O'LEARY Patrick J. O'Leary Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

2.1	Purchase Agreement, dated as of January 19, 2005, by and among the Company, Kendro GP II, LLC, SPX Europe GmbH, General Signal Ireland B.V., and GSLE Development Corporation and Thermo and Thermo Electron (Oberhausen) GmbH, incorporated herein by reference from our Current Report on Form 8-K filed on January 21, 2005 (file no. 1-6948).
10.1	Form of Restricted Stock Agreement under the SPX Corporation Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2005 (file no. 1-6948).
10.2	Amendment to the SPX Corporation 1997 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
10.3	SPX Corporation 2005 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
10.4
Employment Agreement between SPX Corporation and Christopher J. Kearney executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
10.5
Employment Agreement between SPX Corporation and Patrick J. O'Leary executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
10.6
Employment Agreement between SPX Corporation and Thomas J. Riordan executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
10.7
Employment Agreement between SPX Corporation and Jay Caraviello executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
10.8
Employment Agreement between SPX Corporation and Robert B. Foreman executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
10.9	Supplemental Form of Restricted Stock Agreement, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
11.1	Statement regarding computation of earnings per share. See Condensed Consolidated Statements of Operations, page 3 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  Item 1. Financial Statements
SPX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) ($ in millions)
SPX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in millions, except per share amounts)
SPX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) ($ in millions)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2005 (Unaudited) (Dollar and share amounts in millions, except per share and per LYON data)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") (dollars and shares in millions, except per share and per LYON data)
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS