Form 10-Q
period 2005-06-30
SPX CORP
filed 2005-08-05
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

Common shares outstanding July 28, 2005     73,163,613

Item 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and equivalents	$1,017.4	$581.4
Accounts receivable, net	940.6	971.7
Inventories, net	502.3	493.8
Other current assets	94.5	112.3
Deferred income taxes	184.5	141.7
Assets of discontinued operations	9.3	1,617.0
Total current assets	2,748.6	3,917.9

Property, plant and equipment	941.9	941.0
Accumulated depreciation	(468.7)	(445.5)
Net property, plant and equipment	473.2	495.5

Goodwill	2,017.7	2,032.9
Intangibles, net	473.3	495.2
Other assets	636.9	647.0

Total assets	$6,349.7	$7,588.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$490.1	$510.1
Accrued expenses	640.4	683.6
Income taxes payable	356.6	74.8
Short-term debt	52.4	63.5
Current maturities of long-term debt	340.1	48.3
Liabilities of discontinued operations	6.3	433.8
Total current liabilities	1,885.9	1,814.1

Long-term debt	424.4	2,414.3
Deferred and other income taxes	662.5	600.6
Other long-term liabilities	586.7	627.8
Total long-term liabilities	1,673.6	3,642.7

Commitments and contingencies

Minority interest	2.3	3.9

Shareholders’ equity:
Common stock	913.1	899.9
Paid-in capital	1,040.1	988.6
Retained earnings	1,590.6	622.6
Unearned compensation	(61.2)	(33.2)
Accumulated other comprehensive income	73.3	327.5
Common stock in treasury	(768.0)	(677.6)
Total shareholders’ equity	2,787.9	2,127.8

Total liabilities and shareholders’ equity	$6,349.7	$7,588.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$1,120.3	$1,073.3	$2,152.9	$2,064.2
Costs and expenses:
Costs of products sold	830.3	801.6	1,604.7	1,526.6
Selling, general, and administrative	220.9	211.0	432.5	405.8
Intangible amortization	4.0	4.4	8.6	6.7
Special charges, net	5.4	10.0	10.2	11.9
Operating income	59.7	46.3	96.9	113.2

Other expense, net	(13.0)	(1.4)	(16.3)	(3.8)
Interest expense	(15.0)	(34.8)	(47.3)	(75.3)
Interest income	5.4	2.4	7.0	3.9
Loss on early extinguishment of debt	(6.9)	—	(110.4)	—

Income (loss) from continuing operations before income taxes	30.2	12.5	(70.1)	38.0

Income tax (provision) benefit	(36.0)	19.2	2.7	7.1
Equity earnings in joint ventures	7.5	6.7	11.8	12.4

Income (loss) from continuing operations	1.7	38.4	(55.6)	57.5

Income from discontinued operations, net of tax	1.3	29.3	1.1	47.1
Gain (loss) on disposition of discontinued operations, net of tax	318.8	(13.1)	1,059.7	(13.1)
Income from discontinued operations	320.1	16.2	1,060.8	34.0

Net income	$321.8	$54.6	$1,005.2	$91.5

Basic earnings per share of common stock
Income (loss) from continuing operations, net of tax	$0.02	$0.51	$(0.74)	$0.77
Income from discontinued operations, net of tax	4.31	0.22	14.25	0.46

Net income per share	$4.33	$0.73	$13.51	$1.23

Weighted average number of common shares outstanding	74.285	74.686	74.420	74.404

Income (loss) from continuing operations for computation of diluted income (loss) per share	$1.7	$41.2	$(55.6)	$62.9
Net income for computation of diluted income per share	$321.8	$57.4	$1,005.2	$96.9
Diluted earnings per share of common stock
Income (loss) from continuing operations	$0.02	$0.48	$(0.74)	$0.73
Income from discontinued operations	4.24	0.19	14.25	0.40

Net income per share	$4.26	$0.67	$13.51	$1.13

Weighted average number of common shares outstanding	75.454	85.246	74.420	85.512

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Six months ended June 30,
	2005	2004
Cash flows from (used in) operating activities:
Net income	$1,005.2	$91.5
Less: Income from discontinued operations, net of tax	1,060.8	34.0
Income (loss) from continuing operations	(55.6)	57.5
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities
Special charges, net	10.2	11.9
Deferred and other income taxes	(28.7)	(30.5)
Depreciation	38.2	38.8
Amortization of intangibles and other assets	9.3	7.9
Loss on early extinguishment of debt	110.4	—
Accretion of LYONs	9.0	8.8
Pension and other employee benefits	24.1	23.2
Stock-based compensation	12.5	11.6
Dividends from unconsolidated subsidiaries in excess of equity earnings	9.6	9.6
Other, net	10.4	(11.3)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	(3.7)	42.3
Inventories	(18.3)	(50.4)
Accounts payable, accrued expenses, and other	(87.0)	(187.3)
Taxes paid on repatriated foreign earnings	(36.3)	—
Cash spending on restructuring actions	(10.9)	(13.9)
Net cash used in continuing operations	(6.8)	(81.8)
Net cash (used in) from discontinued operations, including taxes paid of $248.8 in 2005	(274.3)	37.6
Net cash used in operating activities	(281.1)	(44.2)
Cash flows from (used in) investing activities:
Proceeds from sales of discontinued operations, net of cash sold	2,694.6	—
Proceeds from other assets sales	10.3	12.0
Business acquisitions and investments, net of cash acquired	(9.0)	(77.8)
Capital expenditures	(32.3)	(21.1)
Net cash from (used in) continuing operations	2,663.6	(86.9)
Net cash used in discontinued operations	(3.5)	(24.5)
Net cash from (used in) investing activities	2,660.1	(111.4)
Cash flows from (used in) financing activities:
Repayments of debt borrowings	(1,016.2)	(45.7)
Repurchases of senior notes	(744.3)	—
Net repayments under other financing arrangements	(30.7)	(19.1)
Payments to terminate interest rate swap contracts	(13.3)	—
Purchases of common stock	(81.7)	—
Proceeds from the exercise of employee stock options	16.9	34.6
Dividends paid	(37.4)	(38.0)
Net cash used in continuing operations	(1,906.7)	(68.2)
Net cash (used in) from discontinued operations	(18.0)	22.5
Net cash used in financing activities	(1,924.7)	(45.7)
Decrease in cash and equivalents due to changes in foreign currency exchange rates	(23.3)	(5.9)
Net change in cash and equivalents	431.0	(207.2)
Consolidated cash and equivalents, beginning of period	586.4	721.6
Consolidated cash and equivalents, end of period	$1,017.4	$514.4

Cash and equivalents of continuing operations	$1,017.4	$511.6
Cash and equivalents of discontinued operations	$—	$2.8

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

(Dollar and share amounts in millions, except per share and per LYON data)

(1)                                 BASIS OF PRESENTATION

In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of condensed consolidated operations and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles (“GAAP”) and represent our accounts after the elimination of inter-company transactions. Investments in unconsolidated companies where we exercise significant influence, but do not have control are accounted for using the equity method. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

Certain prior period amounts have been reclassified to conform to current-period presentation, including the results of discontinued operations, equity earnings in joint ventures, which is now being presented below “income (loss) from continuing operations before income taxes”, and financial data for our reporting segments resulting from changes to our segment reporting structure that were implemented during the first quarter of 2005. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Notes 4 and 5 for more information on discontinued operations and changes to our segment reporting structure).

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

In May 2004, the FASB issued FSP SFAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP SFAS No. 106-2 superceded FSP SFAS No. 106-1 and provides disclosure and accounting guidance for the federal subsidy that will be given to health care plan sponsors who provide specified levels of postretirement healthcare prescription benefits. In the third quarter of 2004, we adopted the provisions of FSP SFAS No. 106-2 and made the determination that our postretirement healthcare prescription benefits qualified for the federal subsidy, which has resulted, and will continue to result, in a reduction in our net periodic postretirement benefit cost. The resulting reduction to our net periodic postretirement cost for the three and six months ended June 30, 2005 was approximately $0.8 and $1.6, respectively.

In October 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” Under the EITF’s conclusion, instruments that are convertible to common stock based on achieving a market price trigger are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. At its November 2004 meeting, the EITF declared EITF No. 04-8 effective for all periods ending after December 15, 2004 and required retroactive adoption for all historical periods presented.  The impact of the inclusion of the contingent convertible common shares on both income (loss) from continuing operations and net income per share is shown below for all periods presented:

	Three months ended June 30,		Six months ended June 30,
	2005(1)	2004	2005 (1)	2004
Income (loss) from continuing operations	$—	$(0.03)	$—	$(0.02)

Net income	—	(0.05)	—	(0.08)

(1) For the three and six months ended June 30, 2005, the impact of the inclusion of the LYONs is anti-dilutive.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the previous guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and we are currently evaluating what impact, if any, this statement will have on our consolidated financial statements.

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R supercedes Accounting Principles Board (“APB”) Opinion No. 25 and requires the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the instrument at the grant date. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123R and, accordingly, it is now effective starting with the first annual period beginning after June 15, 2005. We have not issued any stock options since our 2003 option grant and those will become fully vested in the first quarter of 2006. We intend to adopt the modified prospective application of expensing stock options in accordance with SFAS No. 123R in the first quarter of 2006 and, as a result of the timing of our options’ vesting, the impact of adopting SFAS No. 123R will result in total compensation expense of less than $1.0 for our unvested stock options in 2006. Compensation expense will continue to be recognized for both outstanding unvested restricted stock and restricted stock units in accordance with APB No. 25 and eventually SFAS No. 123R, upon its adoption in the first quarter of 2006.  We are currently evaluating the impact that SFAS No. 123R will have on our future grants of restricted stock and restricted stock units.  For the periods presented, we have provided the disclosures required by the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” See Note 3 of our Consolidated Financial Statements for the disclosure information required under SFAS No. 148.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005.

In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections”.  SFAS No 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable and also states that the correction of an error in previously issued financial statements is not an accounting change.  The standard is effective for fiscal years beginning after December 15, 2005.

(3)                                 STOCK-BASED COMPENSATION

We have a stock-based compensation plan, including stock options, restricted stock and restricted stock unit awards. We account for our stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, except for awards of restricted stock and restricted stock units, we do not recognize any compensation expense. We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” and the following table illustrates the pro forma effect on earnings per share for both net income and income (loss) from continuing operations for the three and six months ended June 30, 2005 and 2004 had the fair value recognition provisions of SFAS No. 123 been applied to employee grants of stock options from the date of grant:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income—as reported	$321.8	$54.6	$1,005.2	$91.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect (1)	5.3	5.6	9.1	9.4
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(7.0)	(12.1)	(13.8)	(23.9)
Awards granted above market value	—	(9.6)	—	(8.8)
Net income—pro forma	$320.1	$38.5	$1,000.5	$68.2
Basic earnings per share of common stock:
Income per share—as reported	$4.33	$0.73	$13.51	$1.23
Income per share—pro forma	$4.31	$0.52	$13.44	$0.92
Diluted earnings per share of common stock:
Income per share—as reported	$4.26	$0.67	$13.51	$1.13
Income per share—pro forma	$4.24	$0.48	$13.44	$0.86
Basic earnings (loss) per share of common stock from continuing operations:
Income (loss) per share—as reported	$0.02	$0.51	$(0.74)	$0.77
Income (loss) per share—pro forma	$—	$0.30	$(0.81)	$0.46
Diluted earnings (loss) per share of common stock from continuing operations:
Income (loss) per share—as reported	$0.02	$0.48	$(0.74)	$0.73
Income (loss) per share—pro forma	$—	$0.29	$(0.81)	$0.46

(1)                                  Reflects expense, net of tax, related to restricted stock and restricted stock unit awards.

(4)                                 ACQUISITIONS AND DISCONTINUED OPERATIONS

We use acquisitions as a part of our strategy to access new technologies, expand our geographic reach, penetrate new markets and leverage our existing product, market, manufacturing or technical expertise. We also look to sell businesses or asset groups that we determine would strategically fit better with another company. Business acquisitions and discontinued operations for the six months ended June 30, 2005 and 2004 are described below.

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

Acquisitions

There were no significant acquisitions during the first six months of 2005.

During the first quarter of 2004, we completed three acquisitions. In the Flow Technology segment, we completed the acquisition of McLeod Russel Holdings PLC (“McLeod Russel”) for a purchase price of $54.5, which included the assumption of $30.5 in debt. McLeod Russel had revenues of $118.6 in the twelve months prior to the date of acquisition. In the Test & Measurement segment, we completed one acquisition for a cash purchase price of $12.9. The acquired company had revenues of $6.7 in the twelve months prior to the date of acquisition. In the Industrial Products and Services segment, we completed one acquisition for a cash purchase price of $4.0. The acquired company had revenues of $16.6 in the twelve months prior to the date of acquisition.

During the second quarter of 2004, our Industrial Products and Services segment completed one acquisition for a cash purchase price of $14.6. The acquired company had revenues of $11.9 in the twelve months prior to the acquisition.  Additionally, during the second quarter of 2004, our Thermal Equipment and Services segment paid approximately $14.0 for a purchase price holdback relating to a 2002 acquisition.

These acquisitions are not material individually or in the aggregate.

Discontinued Operations

We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. The following businesses met these requirements and therefore have been reported as discontinued operations for the periods presented.

Business	Discontinued During the Quarter Ended	Actual or Expected Closing Date of Sale
Municipal water valve business	June 30, 2004	Q4 2004
Inspection gauging system business	December 31, 2004	Q4 2004
Axial fan business	December 31, 2004	Q4 2004
Compaction equipment business (“Bomag”)	September 30, 2004	Q1 2005
Fire detection and building life-safety systems business (“EST”)	December 31, 2004	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Lab and life science business (“Kendro”)	December 31, 2004	Q2 2005
Aftermarket products business (“Carfel”)	March 31, 2005	Q3 2005

In the fourth quarter of 2004, we completed the sale of the municipal water valve, inspection gauging system, and axial fan businesses for aggregate cash proceeds of $49.9. We recorded a combined loss, net of taxes and transaction fees, on the sales of these businesses of $23.6, with $13.1 and $10.5 recorded in the second and fourth quarters of 2004, respectively.  During the second quarter of 2005, we increased the loss on the sales of these businesses by $1.6 due primarily to working capital adjustments in connection with final purchase price settlements with the respective buyers.  As a result of these settlements, the aggregate cash proceeds were reduced by $0.3 in the second quarter of 2005.

In the first quarter of 2005, we completed the sale of Bomag to Fayat SA (“Fayat”) for $443.3 in cash, net of cash balances assumed by Fayat of $2.7. The purchase price is subject to adjustment based on working capital existing at the date of close. We recorded a gain on the sale, net of taxes and transaction fees, of $126.4 during the first quarter of 2005.  In the second quarter of 2005, we reduced the gain on the sale by $0.1 as a result primarily of additional professional fees associated with the transaction.

In the first quarter of 2005, we completed the sale of EST to General Electric Company  (“GE”) for $1,393.5 in cash, net of cash balances assumed by GE of $1.5. The purchase price is subject to adjustment based on working capital existing at the date of close. We recorded a gain on the sale, net of taxes and transaction fees, of $656.4 during the first quarter of 2005.  In the second quarter of 2005, we increased the gain on the sale by $7.1 as a result primarily of adjusting the estimated income tax liabilities associated with the transaction.

In the first quarter of 2005, we completed the sale of our specialty tool business for $24.2 in cash, with $21.8 received at the closing and $2.4 deposited in an escrow account. Our receipt of the escrow funds is to occur in the third quarter of 2006 and is contingent upon the buyer’s satisfaction with the clearance of certain standard indemnity matters, as defined in the related purchase agreement.  We recorded a loss on the sale, net of taxes and transaction fees, of $2.3 during the first quarter of 2005.  In the second quarter of 2005, we increased the loss on the sale by $0.4 as a result of additional costs associated with the transaction.

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

In the second quarter of 2005, we completed the sale of Kendro to Thermo Electron Corporation (“Thermo”) for $835.4 in cash.  The purchase price is subject to adjustment based on net assets existing at the date of close.  We recorded a gain on the sale, net of taxes and transaction fees, of $313.8 during the second quarter of 2005.

As noted above, the final purchase price for the Bomag, EST and Kendro sales are subject to adjustment based on working capital or net assets existing at the respective closing dates.  The working capital figures are subject to agreement with the buyers and in the event we cannot come to agreement with each of the buyers, an arbitration process.  The arbitration process is currently underway for the Bomag transaction.  Finalization of the working capital or net asset figures for each of these transactions has yet to occur and, accordingly, it is possible that the purchase price and resulting gains on these transactions will be adjusted in subsequent periods.  However, subsequent adjustments, if any, are not expected to be material.

For the three and six months ended June 30, 2005 and 2004, income from discontinued operations and the related income taxes are shown below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Income from discontinued operations	$420.8	$21.7	$1,619.7	$48.1
Income tax provision	100.7	5.5	558.9	14.1
Income from discontinued operations, net	$320.1	$16.2	$1,060.8	$34.0

For the three and six months ended June 30, 2005 and 2004, total revenues and pre-tax income from discontinued operations, excluding the aforementioned gains, are shown below.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$43.6	$395.2	$259.7	$713.2

Pre-Tax Income	0.2	40.3	3.1	66.7

The major classes of assets and liabilities, excluding inter-company balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively, are shown below.

	2005	2004
Assets:
Cash and equivalents	$—	$5.0
Accounts receivable, net	5.1	240.8
Inventories, net	3.9	216.9
Other current assets	0.2	14.7
Net property, plant and equipment	—	165.8
Goodwill and intangibles, net	—	931.0
Other assets	0.1	42.8
Assets of discontinued operations	$9.3	$1,617.0

Liabilities:
Accounts payable	$4.1	$102.9
Accrued expenses and other	2.2	173.1
Short-term debt	—	58.1
Deferred and other income taxes	—	99.7
Liabilities of discontinued operations	$6.3	$433.8

(5)                                 BUSINESS SEGMENT INFORMATION

We are a global provider of a diverse collection of products, which include, but are not limited to, cooling towers, heating and ventilation products, air filtration products, process equipment, pumps, valves, back-flow prevention and fluid handling equipment, metering and mixing solutions, specialty service tools, diagnostic systems, service equipment, technical information services, power transformers, high-tech die castings, dock products and systems, and TV and radio broadcast equipment and towers. Our products are used by a broad array of customers in various industries, including automotive, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and power generation.

Since December of 2004, there have been a number of changes within our executive leadership team, including the appointment of a new President and Chief Executive Officer, the separate appointment of a Chairman of the Board of Directors, and the appointment of co-Chief Operating Officers. These leadership changes, coupled with the recent divestiture of some significant businesses, have resulted in a shift in strategy toward a more centralized approach to operational improvement, including lean manufacturing, supply chain management, organizational development, and global expansion, with the intent of capturing synergies that exist within our businesses and, ultimately, on driving revenue and profit margin growth. We believe that a number of our businesses are well positioned to capture synergies and for revenue and profit margin growth based on the potential within the current markets they serve as well as the potential for expansion into additional markets. These businesses have been aggregated into three segments identified as Thermal Equipment and Services, Flow Technology, and Test and Measurement. Each of the remaining businesses within our portfolio generally represent

North American focused industrial operations that lack global scale and will not likely be the focus of acquisition growth. These businesses have been aggregated into a fourth segment identified as Industrial Products and Services.

We have aggregated certain operating segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The primary aggregation factors considered in determining the segments were the nature of products sold, production processes and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering special charges and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures, and services cooling, heating, and ventilation products for markets throughout the world. Products for the segment include dry, wet, and hybrid cooling systems, cooling towers, and air-cooled condensers for the power generation, refrigeration, HVAC, and industrial markets, as well as boilers and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade, and modernize power stations. The segment continues to focus on expanding its global reach, including expanding its dry cooling, heating, and ventilation manufacturing capacity in Asia, as well as increasing thermal components and service offerings, particularly in Asia and Europe.

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

Test and Measurement

Our Test and Measurement segment engineers and manufactures branded, technologically advanced test and measurement products used across the automotive, transportation, defense, telecommunications and utility industries.  Our technology supports the introduction of new systems, expanded services, and sophisticated testing and validation.  Products for the segment include specialty automotive diagnostic service tools, fare collection boxes, portable cable and pipe locators, and vibration testing equipment.  The segment continues to focus on initiatives such as lean manufacturing, expanding its commercialization of the China market and leveraging its outsourcing model.

Industrial Products and Services

Our Industrial Products and Services segment is comprised of businesses that generally manufacture and market durable industrial goods to a variety of industries. This segment includes operating units that design, manufacture and market power systems, loading dock products, die castings and filters for the automotive industry, precision machine components for the aerospace industry, television broadcast antenna systems, and industrial tools and hydraulic units.

Financial data for our business segments, including the results of operations from the dates of the respective acquisitions, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Thermal Equipment and Services	$273.7	$242.4	$527.6	$467.1
Flow Technology	241.1	232.8	457.2	433.6
Test and Measurement	280.2	276.8	526.5	524.8
Industrial Products and Services	325.3	321.3	641.6	638.7
Total Revenues	$1,120.3	$1,073.3	$2,152.9	$2,064.2

Segment Income:
Thermal Equipment and Services (1)	$21.6	$24.0	$39.2	$44.9
Flow Technology (2)	25.7	26.6	45.1	55.4
Test and Measurement (3)	34.5	28.3	53.7	52.2
Industrial Products and Services	21.4	10.3	40.5	29.2
Total Segment Income	103.2	89.2	178.5	181.7

Corporate Expenses	(23.6)	(20.4)	(43.9)	(33.8)
Pension and Postretirement Expense	(7.3)	(5.6)	(15.0)	(11.2)
Stock-Based Compensation	(7.2)	(6.9)	(12.5)	(11.6)
Special Charges, net	(5.4)	(10.0)	(10.2)	(11.9)

Consolidated Operating Income	$59.7	$46.3	$96.9	$113.2

(1)          In the second quarter of 2005, we recorded $3.3 of charges related to an operation in France.  These charges were offset by a credit of $4.7 related to a recent change in the warranty program for our boiler products business.

(2)          In the first quarter of 2005, we recorded a charge of $4.0 related to operating inefficiencies within our Valves Canadian operation.

(3)          In the second quarter of 2004, we recorded inventory write-downs of $7.5 associated with the discontinuance of certain utility and telecommunications product lines.

(6)                                 SPECIAL CHARGES

As part of our business strategy, we right-size and consolidate operations to drive results. Additionally, from time to time, we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint, and profitability in any economic environment. As a result of our strategic review process, we recorded net special charges of $10.2 and $11.9 in the first six months of 2005 and 2004, respectively. These net special charges relate primarily to restructuring initiatives to consolidate manufacturing, sales, and administrative facilities, reduce workforce, and rationalize certain product lines.

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

Special charges, net, for the three and six months ended June 30, 2005 and 2004 include the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Employee Benefit Costs	$1.2	$1.5	$3.7	$5.1
Facility Consolidation Costs	2.7	0.9	5.0	2.4
Other Cash Costs	0.1	—	0.1	—
Non-Cash Asset Write-downs	1.4	7.6	1.4	7.6
Gain on Sale of Assets	—	—	—	(3.2)

Total special charges, net	$5.4	$10.0	$10.2	$11.9

At June 30, 2005, a total of $14.4 of restructuring liabilities remained on the condensed consolidated balance sheet as shown below. With the exception of certain multi-year operating lease obligations and other contractual obligations, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated. The following table summarizes the restructuring accrual activity from December 31, 2003 through June 30, 2005:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-cash Asset Write-Downs	Total Special Charges
Balance at December 31, 2003	$10.1	$5.7	$3.6	$—	$19.4
Special Charges (1)	14.4	8.1	2.8	22.9	48.2
Adjustments	(0.3)	(0.3)	(0.3)	—	(0.9)
Non-Cash Asset Write-down	—	—	—	(22.9)	(22.9)
Cash Payments	(12.8)	(11.0)	(3.5)	—	(27.3)
Balance at December 31, 2004	11.4	2.5	2.6	—	16.5
Special Charges	3.7	5.0	0.1	1.4	10.2
Non-Cash Asset Write-down	—	—	—	(1.4)	(1.4)
Cash Payments	(5.2)	(5.0)	(0.7)	—	(10.9)
Balance at June 30, 2005	$9.9	$2.5	$2.0	$—	$14.4

(1)                                  Excludes $2.9 of gains on asset sales recognized as a component of Special Charges, net.

Special Charges—2005

In the second quarter of 2005, we recorded special charges of $5.4 primarily related to employee benefit and facility closure costs. We recorded special charges of $2.2 in the Thermal Equipment and Services segment, $0.1 in the Flow Technology segment, $2.3 in the Test and Measurement segment, $1.1 in the Industrial Products and Services segment and a $0.3 credit at Corporate.

In the Thermal Equipment and Services segment, we recorded $4.6 of charges for the first six months of 2005 related primarily to workforce reductions associated with facility consolidations and closures. In the second quarter of 2004, we announced plans to close and relocate manufacturing activities at our Benton Harbor, MI facility and relocate certain manufacturing operations from our Michigan City, IN facility to our new Eden, NC facility. These restructuring actions will result in the ultimate termination of 179 hourly and 49 salaried domestic employees and resulted in $2.4 of employee termination and relocation costs during the first half of 2005.  Within our cooling businesses, we recognized $2.2 of special charges related primarily to employee termination costs associated with business integration efforts in Germany that were initiated in the fourth quarter of 2004 and employee termination, lease holding, and asset impairment charges associated with the scheduled closure of a facility in the United Kingdom.  The United Kingdom restructuring action will result in the termination of approximately 80 employees.

In the Flow Technology segment, we recorded $0.3 of special charges for the first six months of 2005 related primarily to employee benefit and facility consolidation costs for restructuring actions initiated in 2004.

In the Test and Measurement segment, we recorded special charges of $3.3 for the first six months of 2005 related primarily to employee termination and lease holding costs associated with the scheduled closure of a manufacturing facility in Miramar, FL that totaled $1.9 and an asset impairment charge of $0.9 relating to the planned divesture of a facility in the United Kingdom. The Miramar restructuring initiative will result in the termination of approximately 75 employees.

In the Industrial Products and Services segment, we recorded special charges of $1.1 for the first six months of 2005 related primarily to employee and lease termination costs associated with the scheduled closure of facilities in Tempe, AZ and Watertown, WI.  These restructuring actions will result in the termination of approximately 15 employees.

The Corporate special charges of $0.9 relate primarily to the lease holding costs of two administrative facilities that were closed during the first quarter of 2005.

Future costs associated with the above initiatives are not expected to be significant.

Special Charges—2004

In the second quarter of 2004, we recorded special charges of $10.0 related to employee benefit costs, facility closure costs, and asset impairments.  We recorded $4.8 in the Thermal Equipment and Services segment, $0.7 in the Flow Technology segment, $2.1 in the Test and Measurement segment, $1.8 in the Industrial Products and Services segment, and $0.6 at Corporate.

In the Thermal Equipment and Services segment, we recorded $5.4 of charges for the six months ended June 30, 2004 related primarily to asset write-downs associated with our boiler products business and a workforce reduction at our Overland Park, KS facility. In the second quarter of 2004, we announced plans to close and relocate manufacturing activities at our Benton Harbor, MI facility and relocate certain manufacturing operations from our Michigan City, IN facility.  As a result of this announcement, we recorded asset impairment charges of approximately $3.3.  These restructuring actions, which will result in the ultimate termination of 179 hourly and 49 domestic employees, began in the second half of 2004 and are expected to be completed in the second half of 2005.  We also recognized facility closure costs associated with previously initiated closures of two manufacturing and administrative facilities. These restructuring actions resulted in the termination of approximately 14 hourly and five salaried domestic employees.

In the Flow Technology segment, we recorded $0.2 of net special charges for the first six months ended June 30, 2004 related primarily to employee benefit costs, facility consolidation costs, and asset impairments, partially offset by a gain on the sale of a facility. Employee benefit and facility consolidation costs related to (a) workforce reductions in the United Kingdom and (b) the previously announced integration of existing facilities for our air treatment business into facilities of recently acquired businesses. In connection with the facility consolidation within our air treatment business, we sold a manufacturing facility in Ireland and recorded a corresponding gain of $1.3. These restructuring actions resulted in the termination of approximately three hourly and 12 salaried foreign employees.

In the Test and Measurement segment, we recorded special charges of $3.1 for the six months ended June 30, 2004 related primarily to workforce reductions and asset impairments. These restructuring actions resulted in the termination of approximately 55 hourly and ten salaried domestic and foreign employees at our Valley Forge, MI and Bristol, UK locations.

In the Industrial Products and Services segment, we recorded special charges of $2.2 for the six months ended June 30, 2004 related primarily to employee benefit costs, facility closure costs, and asset impairments, partially offset by a gain on the sale of a manufacturing facility. During the quarter, we recorded charges associated with the previously announced move of manufacturing operations from Milwaukee, WI to Reynosa, Mexico. In addition, we recorded facility closure costs of $0.9 offset by a $1.9 gain related to the closure and sale of a manufacturing facility in the United Kingdom.

The Corporate special charges of $1.0 related primarily to a workforce reduction and outsourcing of certain information technology support activities. These restructuring actions resulted in the termination of seven salaried domestic employees.

(7)                                 INVENTORY

Inventory consists of the following amounts:

	June 30, 2005	December 31, 2004
Finished goods	$188.8	$194.3
Work in process	132.9	131.6
Raw material and purchased parts	195.1	180.4
Total FIFO cost	516.8	506.3
Excess of FIFO cost over LIFO inventory value	(14.5)	(12.5)
Total inventory	$502.3	$493.8

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Progress payments, which are netted against work in process, were $25.7 and $22.8 at June 30, 2005 and December 31, 2004, respectively.

(8)                                 INVESTMENT IN JOINT VENTURE

We have a 44.5% joint venture investment in EGS Electrical Group LLC (“EGS”).  In the first quarter of 2005, we recorded an adjustment to reduce the carrying value of our EGS investment by approximately $4.6, while in the first quarter of 2004 equity earnings were impacted by a legal charge at EGS, with our portion of the charge totaling $3.8.  We recorded income from our investment in EGS of $7.5 and $11.7 during the three and six months ended June 30, 2005, respectively, and $6.7 and $12.4 for the three and six months ended June 30, 2004, respectively.  The carrying value of our investment in EGS totaled $64.9 and $70.7 at June 30, 2005 and December 31, 2004, respectively.

(9)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables reflect goodwill and other intangible assets as of December 31, 2004 and the activity thereafter through June 30, 2005. The activity reflects purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment, currency translation adjustments, and amortization. This information is presented first on a consolidated basis and second on a segment basis.

Consolidated:

	Unamortized			Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Technology	Customer Relationships	Other	Total
Weighted average useful life in years	N/A	N/A	8	14	15	12
December 31, 2004 gross balance	$2,032.9	$383.8	$35.4	$34.9	$39.0	$33.1	$2,559.1
Acquisition related adjustments and currency translation adjustments of ($54.4)	(15.2)	(8.6)	(0.6)	(1.1)	(0.9)	(4.2)	(30.6)
June 30, 2005 gross balance	$2,017.7	$375.2	$34.8	$33.8	$38.1	$28.9	$2,528.5

December 31, 2004 accumulated amortization			$(15.6)	$(3.3)	$(3.4)	$(8.7)	$(31.0)
Amortization			(2.7)	(1.5)	(1.5)	(2.9)	(8.6)
Adjustments/currency translation			0.4	0.7	(0.1)	1.1	2.1
June 30, 2005 accumulated amortization			$(17.9)	$(4.1)	$(5.0)	$(10.5)	$(37.5)

Estimated amortization expense:

For year ended 2005	$16.1
For year ended 2006	$13.2
For year ended 2007	$11.8
For year ended 2008	$9.6
For year ended 2009	$6.4

Segments:

	Unamortized			Amortized
	Goodwill	Trademarks/ Tradenames	Patents	Technology	Customer Relationships	Other	Total
Thermal Equipment and Services
December 31, 2004 gross balance	$627.5	$129.9	$13.9	$22.5	$4.7	$19.2	$817.7
Acquisition related adjustments and currency translation	(14.7)	(2.2)	(0.4)	(0.9)	(0.4)	(0.7)	(19.3)
June 30, 2005 gross balance	$612.8	$127.7	$13.5	$21.6	$4.3	$18.5	$798.4

December 31, 2004 accumulated amortization			$(5.8)	$(1.6)	$(0.9)	$(2.1)	$(10.4)
Amortization			(1.2)	(0.8)	(0.5)	(1.0)	(3.5)
Adjustments/currency translation			0.2	0.2	0.1	0.1	0.6
June 30, 2005 accumulated amortization			$(6.8)	$(2.2)	$(1.3)	$(3.0)	$(13.3)
Flow Technology
December 31, 2004 gross balance	$464.4	$127.4	$5.7	$9.4	$5.4	$4.8	$617.1
Acquisition related adjustments and currency translation	(1.0)	(5.3)	(0.1)	(0.2)	(0.1)	(3.4)	(10.1)
June 30, 2005 gross balance	$463.4	$122.1	$5.6	$9.2	$5.3	$1.4	$607.0

December 31, 2004 accumulated amortization			$(2.4)	$(1.1)	$(0.5)	$(1.3)	$(5.3)
Amortization			(0.3)	(0.5)	—	(0.9)	(1.7)
Adjustments/currency translation			—	0.5	(0.3)	1.1	1.3
June 30, 2005 accumulated amortization			$(2.7)	$(1.1)	$(0.8)	$(1.1)	$(5.7)
Test and Measurement
December 31, 2004 gross balance	$379.1	$72.3	$9.8	$2.0	$20.8	$1.0	$485.0
Acquisition related adjustments and currency translation	(2.6)	(1.1)	(0.2)	—	(0.3)	(0.2)	(4.4)
June 30, 2005 gross balance	$376.5	$71.2	$9.6	$2.0	$20.5	$0.8	$480.6

December 31, 2004 accumulated amortization			$(5.5)	$(0.5)	$(0.8)	$(0.4)	$(7.2)
Amortization			(0.9)	(0.2)	(0.6)	(0.1)	(1.8)
Adjustments/currency translation			0.2	—	—	—	0.2
June 30, 2005 accumulated amortization			$(6.2)	$(0.7)	$(1.4)	$(0.5)	$(8.8)
Industrial Products and Services
December 31, 2004 gross balance	$561.9	$54.2	$6.0	$1.0	$8.1	$8.1	$639.3
Acquisition related adjustments and currency translation	3.1	—	0.1	—	(0.1)	0.1	3.2
June 30, 2005 gross balance	$565.0	$54.2	$6.1	$1.0	$8.0	$8.2	$642.5

December 31, 2004 accumulated amortization			$(1.9)	$(0.1)	$(1.2)	$(4.9)	$(8.1)
Amortization			(0.3)	—	(0.4)	(0.9)	(1.6)
Adjustments/currency translation			—	—	0.1	(0.1)	—
June 30, 2005 accumulated amortization			$(2.2)	$(0.1)	$(1.5)	(5.9)	$(9.7)

Consistent with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, the fair values of our reporting units are based on discounted cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported goodwill and intangibles of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes.  We monitor impairment indicators across all of our businesses, including, but not limited to, our Dock Products, Fluid Power, Radiodetection, TPS, Vance, and Waukesha Electric Systems businesses  As a result of the impairment testing and related charges recorded in 2004, the carrying value of the assets and liabilities of Dock Products, Fluid Power, Radiodetection and our TPS businesses were equivalent to their estimated fair value at the respective impairment testing dates.  Accordingly, unfavorable changes in market conditions and estimates or judgments used to determine expected future cash flows for these four businesses could result in additional impairment in the period that the change becomes known.

(10)                          WARRANTY

In the normal course of business, we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. In addition, due to the seasonal fluctuations at certain of our businesses, the timing of warranty provisions and the usage of warranty accruals can vary period to period. We make adjustments to initial obligations for warranties as changes in the obligations become reasonably estimable. The following is an analysis of our product warranty accrual for the six months ended June 30, 2005 and 2004:

	Six Months ended June 30,
	2005	2004
Balance at beginning of period	$58.0	$65.8
Acquisitions/(divestitures), net	(2.0)	0.3
Provisions, net (1)	6.9	7.6
Usage	(12.3)	(11.3)
Balance at end of period	$50.6	$62.4

(1)          Provisions for the six months ended June 30, 2005 are net of a credit of $4.7 for our boiler products business as a result of a recent change in their warranty program.

(11)                          EMPLOYEE BENEFIT PLANS

Components of our net periodic benefit cost for our pension and postretirement plans include the following for the respective periods:

Pension Plans

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$2.5	$3.7	$5.4	$7.4
Interest cost	19.3	19.5	38.9	39.0
Expected return on plan assets	(24.6)	(25.6)	(49.2)	(51.3)
Amortization of unrecognized losses	7.1	3.9	13.9	7.9
Net periodic benefit cost	$4.3	$1.5	$9.0	$3.0

Postretirement Plans

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$—	$0.1	$—	$0.2
Interest cost	2.5	3.1	5.1	6.2
Amortization of unrecognized (gains) losses	(0.3)	1.2	(0.6)	2.4
Amortization of unrecognized prior service costs	0.8	(0.3)	1.5	(0.6)
Net periodic benefit cost	$3.0	$4.1	$6.0	$8.2

Our estimates of required employer contributions to our employee benefit plans have not changed significantly from those disclosed in our 2004 Annual Report on Form 10-K.  However, in connection with the recent consolidation of our pension plans in the United Kingdom, we made contributions to the ongoing plan during the second quarter of 2005 of approximately $19.0.

(12)                          INDEBTEDNESS

	June 30, 2005	December 31, 2004
Revolving credit loan	$—	$—
Tranche A term loan	57.2	191.3
Tranche B term loan	—	882.1
LYONs, net of unamortized discount of $345.1 and $364.2, respectively	649.6	658.5
7.5% senior notes	28.2	472.5
6.25% senior notes	21.5	248.6
Other borrowings	60.4	73.1
	816.9	2,526.1
Less: short-term debt	(52.4)	(63.5)
Less: current maturities of long-term debt	(340.1)	(48.3)
Total long-term debt	$424.4	$2,414.3

Credit Facility

During the first six months of 2005, we repaid $128.5 and $882.1 of the Tranche A and B term loans, respectively. These repayments were applied to the term loans in direct order of maturity, as allowed under the amendment to the credit agreement dated December 22, 2004, and were in addition to a scheduled repayment on the Tranche A term loan of $5.6. As a result of these payments, the Tranche B term loan that was scheduled to mature on September 30, 2009 has been repaid in full and no future borrowings are permitted. As of June 30, 2005, our credit facility includes the Tranche A term loan and the revolving credit loan, both of which mature on March 31, 2008, with the Tranche A term loan having scheduled repayments of $0.9 in 2007 and $56.3 in 2008.

In connection with the combined $1,010.6 pay down of the Tranche A and B term loans, we recorded charges during the first six months of 2005 of approximately $10.6 associated with the write-off of deferred financing costs related to the term loans. Approximately $1.4 of this charge was recorded to income from discontinued operations in the first quarter of 2005, as the provisions of our credit facility require that the first $150.0 of proceeds from business dispositions be applied to outstanding balances under the credit facility, including the term loans. The remainder of the charge ($9.2) was recorded to “loss on early extinguishment of debt.”

On December 22, 2004, we amended our credit facility to increase our flexibility to use proceeds from the aforementioned dispositions.   In addition, the amendment provides that if the credit facilities are rated Ba3 or lower by Moody’s or BB+ or lower by Standard & Poors, the interest margin will generally increase by 0.25%. On March 7, 2005, Standard & Poors reduced the rating on our credit facility to BB+, resulting in a 0.25% margin increase to the interest on our credit facility.

Under our credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. The Applicable Rate for the revolving credit loans and the Tranche A term loan is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate in effect as of June 30, 2005 is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A term loan and revolving credit loans	Between 2.00% and 2.50%	Between 1.00% and 1.50%

The $500.0 revolving credit loan available under our credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loan. At June 30, 2005, no amounts were borrowed against the $500.0 revolving loan; however, the aggregate available borrowing capacity was reduced by $190.6 of letters of credit outstanding.  See the LYONs section of this Note regarding our ability and intent to refinance the February LYONs with the $309.4 of availability under our credit facility.

Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended June 30, 2005, our Consolidated Leverage Ratio was (0.49) to 1.00, as our cash balances exceeded our total debt at June 30, 2005, and our Consolidated Interest Coverage Ratio was 5.13 to 1.00.

Our credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sale and leaseback transactions, restricted payments and transactions with affiliates. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to $75.0 plus an amount equal to 50% of Consolidated Net Income (as defined in the covenants) for the immediately preceding fiscal year, minus stock repurchases in excess of $200.0 if our Consolidated Leverage Ratio is between 3.0 and 2.0.  Under the current amendment to our Credit Facility the formula relating to our permitted stock buy-backs allows us to purchase an unlimited amount of our equity if our ratio of Consolidated Debt to Consolidated EBITDA (as each is defined in the credit facility) is less than 2.5 to 1.0, subject to the financial and other covenants in the company’s credit facility.

Senior Notes

During the first quarter of 2005, we completed cash tender offers for $668.2, or 93%, of the then outstanding principal amount of our 7.5% and 6.25% Notes (collectively the “Senior Notes”) due January 1, 2013 and June 15, 2011, respectively.   Of the $668.2 tender offer, $227.1 related to the 6.25% senior notes and $441.1 related to the 7.5% senior notes. The extent of the cash tender offers exceeded the requisite consent thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes. In connection with the cash tender offers for the senior notes, we recorded charges to “loss on early extinguishment of debt” associated with premiums and fees paid to redeem the notes of $72.9 and the write-off of deferred financing costs of $12.4 related to the notes.  During the second quarter of 2005, we redeemed $3.2 of the 7.5% senior notes.  In connection with the redemption, we recorded a charge to “loss on early extinguishment of debt” of $0.1 associated with premiums paid to redeem the notes and the write-off of deferred financing costs related to the notes.

Liquid Yield Option Notes (“LYONs”)

On February 6, 2001, we issued Liquid Yield Option(TM) Notes (“February LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option (TM) Notes (“May LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price of $240.3, and an aggregate principal amount of $415.0 due at maturity on May 9, 2021.

On April 8, 2005, we announced a cash tender offer to redeem the May LYONs on May 9, 2005.  On May 9, 2005, all of the remaining outstanding May LYONs were put to us and settled in cash for $17.9, their accreted value as of such date.

We may redeem all or a portion of the February LYONs at any time on or after February 6, 2006 at predetermined redemption prices. February LYONs holders may require us to purchase all or a portion of their LYONs on February 6, 2006 for $663.86 per LYON or February 6, 2011 for $761.00 per LYON.  We have the option to pay the purchase price in cash, shares of common stock or a combination of cash and common stock.  In the event that any of the LYONs are put to the company or redeemed by the company, the imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption.  We have recorded a deferred income tax liability for the estimated amount of taxes that will become due at the time of the put or redemption.  The amount of the recapture for the February LYONs, calculated on the next put date, is approximately $100.6 on February 6, 2006, while the amount of the recapture resulting from the May LYONs redemption in the second quarter of 2005 was $1.8.

Additionally, the February LYONs are subject to conversion to shares of our common stock only if certain contingencies are met. These contingencies include:

(1)                                  Our average stock price exceeds predetermined accreted values of our stock price each quarter (see below);

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

The conversion rights of the February LYONs are based on predetermined accreted values of our stock and include, but are not limited to, the following provisions:

February LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232
Initial Accretion Percentage	135%
Accretion Percentage Decline Per Quarter	0.3125%
Conversion Trigger Prices—For the Next Twelve Months:
2005 Third Quarter	$88.02
2005 Fourth Quarter	$88.41
2006 First Quarter	$88.80
2006 Second Quarter	$89.19

Holders may surrender the February LYONs for conversion into shares of common stock in any calendar quarter, if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than the specified percentage beginning at 135% and declining 0.3125% per quarter thereafter of the accreted conversion price per share of common stock on the last trading day of such preceding calendar quarter. The accreted conversion price per share as of any day will equal the issue price of a LYON plus the accrued original issue discount to that day, divided by the number of shares of common stock issuable upon conversion of a LYON on that day.

SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” requires that obligations that are by their terms due upon demand within one year of the balance sheet date be considered short-term obligations, unless the obligor has the ability and intent to refinance. The February LYONs have a put option date within twelve months of June 30, 2005. However, we have classified $309.4 of the February LYONS as long-term debt as we have the ability and intent at June 30, 2005 to refinance such amount of the February LYONs that may be put to us through long-term financing that exists under our revolving credit facility (in excess of any amounts outstanding under letters of credit).

Other Borrowings

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of June 30, 2005 and December 31, 2004, the participating businesses had $13.4 and $15.8, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for payment beyond normal payment terms. As of June 30, 2005 and December 31, 2004, the participating businesses had $38.0 and $46.7 outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third party lending institutions, we have classified these amounts as short-term debt.

Other Financing Activities

In the first six months of 2004, we entered into a sale and assignment agreement whereby certain of our businesses sold, without recourse, $93.9 million in accounts receivable. In the fourth quarter of 2004, we discontinued the sale of accounts receivable under the above agreement.

In the second quarter of 2005, as part of a customer initiated program, we entered into an agreement to sell, without recourse, our accounts receivable from the customer.  Accounts receivable sold under this agreement totaled $15.9 in the second quarter of 2005.

In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivables balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our businesses. We had $1.0 outstanding under this financing agreement at both June 30, 2005 and December 31, 2004.

(13)                          FINANCIAL INSTRUMENTS

As of December 31, 2004, we maintained interest rate protection agreements (“swaps”), with maturities through November 2009, that effectively converted $1,100.0 of our variable rate term loans to fixed rates. During January and March of 2005, we terminated all of these swaps for an aggregate cash payment of $13.3, which represented the fair value of the swaps on the respective dates of termination.

At the end of the first quarter of 2005, management committed to a plan to pay off the remainder of our term loans. Because the future interest payments hedged by the related swaps were no longer probable of occurring, we reclassified $15.8 from accumulated other comprehensive income to “loss on early extinguishment of debt” during the first quarter of 2005.

We account for our foreign currency protection agreements (“FX contracts”) as cash flow hedges, and as of June 30, 2005, we had outstanding FX contracts with maturities of generally no more than 18 months, and an aggregate notional amount of $152.8. As of June 30, 2005, the pre-tax accumulated loss recorded in accumulated other comprehensive income was ($6.6), and we have recorded net current liabilities of $6.0 to recognize the fair value of these FX contracts. We expect to reclassify ($3.8) of current FX contract losses from accumulated other comprehensive income to revenues and/or cost of products sold over the next 12 months as the hedged transactions occur. Due to the fluctuations in currency exchange rates, however, the loss recorded in accumulated other comprehensive income is subject to change prior to reclassification to earnings. The ineffective portion of these FX contracts has been recognized in earnings as a component of other income (expense), net, and resulted in expense during the three and six months ended June 30, 2005 of ($0.1) and ($0.2), respectively. The amounts of FX contracts were not material during the first six months of 2004.

From time to time we enter into forward commodity contracts. Other than the above noted hedge arrangements, there were no material derivative instrument transactions during the first half of 2005 or outstanding at June 30, 2005.

(14)                          SHAREHOLDERS’ EQUITY

(All option, restricted stock, and restricted stock unit amounts are in millions)

Earnings Per Share

The following table sets forth calculations used in the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Income (loss) from continuing operations for calculating basic earnings per share	$1.7	$38.4	$(55.6)	$57.5
Interest on convertible LYONs, net of tax	—	2.8	—	5.4
Income (loss) from continuing operations for calculating diluted earnings per share	$1.7	$41.2	$(55.6)	$62.9

Net income for calculating basic earnings per share	$321.8	$54.6	$1,005.2	$91.5
Interest on convertible LYONs, net of tax	—	2.8	—	5.4
Net income for calculating diluted earnings per share	$321.8	$57.4	$1,005.2	$96.9

Denominator:
Weighted-average shares outstanding used in basic earnings per share	74.285	74.686	74.420	74.404
Dilutive Securities—Employee stock options, restricted stock and restricted stock units	1.169	0.740	—	1.288
Conversion of convertible LYONs	—	9.820	—	9.820
Weighted average number of common and dilutive securities used for calculating diluted earnings per share	75.454	85.246	74.420	85.512

The total number of stock options that could be considered as potential common shares under the treasury stock method that were not included in the computation of diluted earnings per share because their impact would be anti-dilutive based on the current market prices was 9.8 and 9.9 for the three and six months ended June 30, 2005 and 12.9 and 12.4 for the three and six months ended June 30, 2004, respectively.

Employee restricted stock and restricted stock units totaling 0.862 have been excluded from the diluted earnings per share calculation for the six months ended June 30, 2005 as their impact would be anti-dilutive.  In addition, incremental shares of 9.820 associated with the conversion of LYONs have been excluded from the diluted earnings per share calculations for the three and six months ended June 30, 2005 as their impact would be anti-dilutive.

Restricted Stock and Restricted Stock Unit Awards

For the six months ended June 30, 2005 and 2004, we issued to certain business leaders and employees, 0.435 and 0.337 shares of restricted stock and 0.588 and 0.768 restricted stock units, respectively. Additionally, 0.090 of restricted stock units were forfeited during the six months ended June 30, 2005.

The 2005 shares of restricted stock and restricted stock units vest over a three-year period based on SPX shareholder return versus the S&P 500 composite index. The share grant will vest if the company stock price outperforms the S&P 500 index on an annual basis. In the event the share grant does not vest in any year, the company’s shareholder return versus the S&P 500 index for the cumulative periods will serve as the basis for vesting. The 2004 shares of restricted stock and restricted stock units vest ratably over a three-year period, as there are no performance criteria related to these awards.

Expense for restricted stock and restricted stock units is recognized over the vesting period in accordance with APB No. 25. Compensation expense associated with restricted stock and restricted stock unit awards totaled $7.2 and $12.5 for the three and six months ended June 30, 2005 and $6.9 and $11.6 for the three and six months ended June 30, 2004, respectively.

Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$321.8	$54.6	$1,005.2	$91.5
Foreign currency translation adjustments	(137.9)	(13.5)	(268.3)	(2.0)
Change in unrealized gain (loss) on qualifying cash flow hedges, net (1)	(4.1)	15.5	11.3	9.1
Minimum pension liability adjustment	2.8	—	2.8	—
Comprehensive income	$182.6	$56.6	$751.0	$98.6

(1)                                  The change in unrealized gain (loss) on qualifying cash flow hedges is net of a tax (provision) benefit of $2.7 and $(8.7) for the three months ended June 30, 2005 and 2004, and net of a tax (provision) of $(7.1) and $(5.4) for the six months ended June 30, 2005 and 2004, respectively.

The components of the balance sheet caption accumulated other comprehensive income are as follows:

	June 30, 2005	December 31, 2004
Foreign currency translation adjustment	$160.6	$428.9
Unrealized gains (losses) on qualifying cash flow hedges, net of tax benefit of $2.6 and $9.7, respectively	(4.0)	(15.3)
Minimum pension liability adjustment, net of tax benefit of $48.3 and $49.8, respectively	(83.3)	(86.1)
Accumulated other comprehensive income	$73.3	$327.5

Treasury Stock

The covenants of our senior credit facility contain certain restrictions on payment of dividends and the repurchase of common stock.  On June 27, 2005, we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Commission to facilitate the share repurchase program that was previously authorized by our Board of Directors and announced on March 28, 2005.  In accordance with the new share repurchase plan, during the six months ended June 30, 2005, we repurchased 2.0 shares of our common stock on the open market for $89.6, of which $81.7 had settled as of June 30, 2005.  We did not repurchase any of our common stock during the six months ended June 30, 2004.

Dividends

In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the Board of Directors considers in determining the actual amount of each quarterly dividend includes our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility, and other factors deemed relevant. The dividends for the first and second quarters of 2005 totaled $18.8 and $18.4, respectively, and were paid on April 22, 2005 and July 19, 2005, respectively.  The dividends for the first and second quarters of 2004 totaled $19.0 each and were paid on April 1, 2004 and July 1, 2004, respectively.

(15)                          CONTINGENCIES AND OTHER MATTERS

Litigation Matters

Beginning in March 2004, multiple class action complaints seeking unspecified monetary damages were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints have been consolidated into a single amended complaint against the company and our former Chairman, CEO and President. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety. Additionally, on April 23, 2004, an additional class action complaint was filed in the same court, alleging breaches of the Employee Retirement Income Security Act of 1974 (“ERISA”) by us, our then general counsel and the Administrative Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan’s holding of our stock.  On June 10, 2005 a first amended Complaint was filed in the ERISA suit, adding as defendants certain current and former directors and Administrative Committee members, and conforming the complaint to the allegations in the Securities Class Action.  On July 25, 2005, we filed a motion to dismiss the amended ERISA complaint in its entirety.  We believe that the allegations stated in the complaints are without merit and intend to defend against them vigorously. We are currently unable to predict the outcome, although we believe the potential loss to the company is likely to be within the limits of our coverage under our Directors’ and Officers’ insurance policies.

In October of 2004, one of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., was notified that it is the subject of an investigation by the Milan Public Prosecutor’s Office. The investigation relates to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. We are cooperating with the prosecutor’s office in this investigation. As the investigation is in its preliminary stages, we are currently unable to predict the outcome or to reasonably estimate the range of potential liability, if any. We have taken actions to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling equipment business.

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

Environmental and Other Exposures

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items, which totaled approximately $350.8 and $350.5 at June 30, 2005 and December 31, 2004, respectively, are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect on our financial position, results of operations, and liquidity, individually or in the aggregate.

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

We are primarily self-insured for workers’ compensation, automobile, product and general liability, and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts.

In 1997, we, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and self-insurance liabilities associated with existing retiree medical, workers compensation, and key manager life insurance programs to a fully consolidated risk management company (“RMC”) in exchange for stock representing a minority interest in the RMC. Subsequently, we sold the minority interest in the RMC to a third party investor at fair market value, which resulted in a capital loss of $73.7 for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received on the sale of the stock. In 1998 and 1999, we entered into similar transactions designed to manage and reduce costs associated with certain healthcare and environmental liabilities. Those transactions resulted in tax losses of $84.8 and $40.9, respectively. In 2001, the IRS indicated that it intended to challenge the tax treatment of these types of transactions.

In 2004, the IRS issued a notice of proposed adjustment disallowing the capital loss claimed as a deduction on our 1997 tax return. We protested the disallowance to the Appeals Office of the IRS in June 2004.

If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest to date of approximately $10.5. Although the IRS has not proposed adjustments for later years, we anticipate receiving notices for the 1998 and 1999 transactions. The potential disallowance for these later years, computed on a similar basis to the 1997 disallowance, would be $45.8, plus net interest to date of approximately $13.0. The IRS has proposed penalties with respect to the 1997 transaction of $10.3. Because of several defenses, we believe the successful assertion of penalties is unlikely. In addition, because we filed disclosure notices with the IRS, we should not be subject to penalty assessments for the 1998 or 1999 transactions.

Also in 2004, the IRS issued a notice of proposed adjustment with respect to the sale of Sealed Power Europe in 1997. Specifically, the IRS is proposing to require recapture of certain foreign losses claimed as deductions on tax returns prior to 1997. If the IRS ultimately prevails in its position, the income tax due for 1997 would increase by approximately $6.9, plus net interest to date of approximately $2.8. We also protested this proposed adjustment to the Appeals Office of the IRS in June 2004.

If we are unable to resolve these matters with the Appeals Office of the IRS, we would expect to receive a notice of tax deficiency from the IRS. Upon receiving the notice, we would have the following options:

1.                                       File a petition for predetermination in Tax Court within 90 days. In this case, payments would not be required until the Tax Court renders its decision.

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

As of June 30, 2005, we had $345.6 of certain standby letters of credit outstanding, of which $190.6 reduced the available borrowing capacity on our revolving loans, and $192.6 of surety bonds. Of the total letters of credit and surety bonds outstanding at June 30, 2005, $409.8 were for bid, performance or warranty arrangements related to commercial sales arrangements with customers of which the fees are reimbursed by the customer. In addition, $83.7 of our standby letters of credit relate to self-insurance matters and originate from workers compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals.

Change in Incentive Compensation Plan

In July 2005, we implemented a new incentive compensation plan, which has been approved by the Compensation Committee of our Board of Directors and is effective January 1, 2005, for our executive and management team that replaces the Economic Value Added (“EVA”) plan.  Incentive payments under the new plan are based generally on financial metrics such as operating profit margin and operating cash flows.  In conjunction with the adoption of the new plan, the historical bank balances under the EVA plan have been converted to restricted stock, restricted stock units, and in the case of the less significant EVA banks, cash balances.  The restricted stock, restricted stock units, and the cash balances represent fixed awards that vest ratably over a three year period, generally beginning in July of 2005.  The adoption of this plan did not have a significant impact on our results of operations for the three and six months ended June 30, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) (dollars and shares in millions, except per share and per LYON data)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results” in our Annual Report on Form 10-K and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

OVERVIEW

We are a global multi-industry company that is focused on profitably growing a number of platform businesses that have scale and growth potential. We are a multinational corporation with operations in over 20 countries. We have approximately 18,400 employees worldwide. Our strategy is to create market advantages through technology, service and product leadership by expanding our market focus to offer full customer solutions. Our business strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication.

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

CONSOLIDATED RESULTS OF OPERATIONS

The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We report discontinued operations in accordance with the guidance from SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business and asset group is deemed probable within the next 12 months. The following businesses met these requirements and therefore have been reported as discontinued operations for the periods presented.

Business	Discontinued During the Quarter Ended	Actual or Expected Closing Date of Sale
Municipal water valve business	June 30, 2004	Q4 2004
Inspection gauging system business	December 31, 2004	Q4 2004
Axial fan business	December 31, 2004	Q4 2004
Compaction equipment business (“Bomag”)	September 30, 2004	Q1 2005
Fire detection and building life-safety systems business (“EST”)	December 31, 2004	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Lab and life sciences business (“Kendro”)	December 31, 2004	Q2 2005
Aftermarket products services (“Carfel”)	March 31, 2005	Q3 2005

In the fourth quarter of 2004, we completed the sale of the municipal water valve, inspection gauging system, and axial fan businesses for aggregate cash proceeds of $49.9. We recorded a combined loss, net of taxes and transaction fees, on the sales of these businesses of $23.6, with $13.1 and $10.5 recorded in the second and fourth quarters of 2004, respectively.  During the second quarter of 2005, we increased the loss on the sales of these businesses by $1.6 due primarily to working capital adjustments in connection with final purchase price settlements with the respective buyers.  As a result of these settlements, the aggregate cash proceeds were reduced by $0.3 in the second quarter of 2005.

In the first quarter of 2005, we completed the sale of Bomag to Fayat for $443.3 in cash, net of cash balances assumed by Fayat of $2.7. The purchase price is subject to adjustment based on working capital existing at the date of close. We recorded a gain on the sale, net of taxes and transaction fees, of $126.4 during the first quarter of 2005.  In the second quarter of 2005, we reduced the gain on the sale by $0.1 as a result primarily of additional professional fees associated with the transaction.

In the first quarter of 2005, we completed the sale of EST to GE for $1,393.5 in cash, net of cash balances assumed by GE of $1.5. The purchase price is subject to adjustment based on working capital existing at the date of close. We recorded a gain on the sale, net of taxes and transaction fees, of $656.4 during the first quarter of 2005.  In the second quarter of 2005, we increased the gain on the sale by $7.1 as a result of adjusting the estimated income tax liabilities associated with the transaction.

In the first quarter of 2005, we completed the sale of our specialty tool business for $24.2 in cash, with $21.8 received at the closing and $2.4 deposited in an escrow account. Our receipt of the escrow funds will occur in the third quarter of 2005 and is contingent upon the buyer’s satisfaction with the clearance of certain standard indemnity matters, as defined in the related purchase agreement.  We recorded a loss on the sale, net of taxes and transaction fees, of $2.3 during the first quarter of 2005.  In the second quarter of 2005, we increased the loss on the sale by $0.4 as a result of additional costs associated with the transaction.

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

In the second quarter of 2005, we completed the sale of Kendro to Thermo Electron Corporation (“Thermo”) for $835.4 in cash.  The purchase price is subject to adjustment based on net assets existing at the date of close.  We recorded a gain on the sale, net of taxes and transaction fees, of $313.8 during the second quarter of 2005.

As noted above, the final purchase price for the Bomag, EST and Kendro sales are subject to adjustment based on working capital or net assets existing at the respective closing dates.  The working capital figures are subject to agreement with the buyers and in the event we cannot come to agreement with each of the buyers, an arbitration process.  The arbitration process is currently underway for the Bomag transaction.  Finalization of the working capital or net asset figures for each of these transactions has yet to occur and, accordingly, it is possible that the purchase price and resulting gains on these transactions will be adjusted in subsequent periods.  However, subsequent adjustments, if any, are not expected to be material in relation to the aggregate amount of the gains.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$1,120.3	$1,073.3	$2,152.9	$2,064.2
Gross profit	290.0	271.7	548.2	537.6
% of revenues	25.9%	25.3%	25.5%	26.0%
Selling, general and administrative expense	220.9	211.0	432.5	405.8
% of revenues	19.7%	19.7%	20.1%	19.7%
Intangible amortization	4.0	4.4	8.6	6.7
Special charges, net	5.4	10.0	10.2	11.9

Operating income	59.7	46.3	96.9	113.2
Other expense, net	(13.0)	(1.4)	(16.3)	(3.8)
Interest expense	(15.0)	(34.8)	(47.3)	(75.3)
Interest income	5.4	2.4	7.0	3.9
Loss on early extinguishment of debt	(6.9)	—	(110.4)	—

Income (loss) from continuing operations before income taxes	30.2	12.5	(70.1)	38.0
Income tax (provision) benefit	(36.0)	19.2	2.7	7.1
Equity earnings in joint ventures	7.5	6.7	11.8	12.4

Income (loss) from continuing operations	1.7	38.4	(55.6)	57.5

Income from discontinued operations, net of tax	1.3	29.3	1.1	47.1
Gain (loss) on disposition of discontinued operations, net of tax	318.8	(13.1)	1,059.7	(13.1)
Income from discontinued operations, net of tax	320.1	16.2	1,060.8	34.0

Net income	$321.8	$54.6	$1,005.2	$91.5

Capital expenditures	$12.0	$15.4	$32.3	$21.1
Depreciation and amortization	$23.2	$24.7	$47.5	$46.7

Consolidated Results of Operations: Second Quarter 2005 compared to Second Quarter 2004

Revenues—In the second quarter of 2005, revenues totaled $1,120.3, an increase of $47.0, or 4.4%, from $1,073.3 in the second quarter of 2004. Organic revenues, which exclude the effect of acquisitions, divestitures and changes in foreign currency, increased 2.4% in the second quarter of 2005 compared to the same period in 2004. The organic revenue growth was attributable primarily to our Thermal Equipment and Services segment, where we experienced strong demand for dry cooling products and services in Asia and Europe, respectively. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on revenues of 0.6%. Acquisitions increased revenues by 1.4%. In the second quarters of 2005 and 2004, we recognized approximately $177.8 and $151.5, respectively, of revenue under the percentage-of-completion method.

Gross margin—In the second quarter, gross margins increased from 25.3% in 2004 to 25.9% in 2005. The increase in gross margins was due primarily to inventory write-downs in the second quarter of 2004 of $7.5 associated with the discontinuance of certain utility and telecommunications products lines and $5.4 related to our St. Paul, NC operation.  The second quarter 2005 gross margin was favorably impacted by a reduction in warranty liabilities of $4.7 for the boiler products business as a result of a recent change in the related warranty program, a $2.4 benefit relating to the expected reimbursement of excess charges by a freight company, pricing and volume increases at our dock and broadcast products businesses, and improved operating efficiencies at our Reynosa, Mexico facility.  These favorable items were partially offset by an increase in self-insurance costs of approximately $6.0 associated with the recent unfavorable trends in our workers compensation, product and general liability claims, charges of $2.1 at an operation in France, lower margin service contracts for our Thermal Equipment and Services segment, and pricing pressures and lower volumes associated with recent declines within the domestic automotive market.

Selling, general and administrative (“SG&A”) expenses—In the second quarter 2005, SG&A expenses were $220.9, or 19.7% of revenues, compared to $211.0, or 19.7% of revenues, in 2004. The increase in SG&A spending was due primarily to an increase in variable costs associated with acquisitions completed in 2004 (e.g., Actron and Auto X-ray), increases in headcount within our Thermal Equipment and Services segment in support of our expansion into Asia and Europe, $1.2 of charges at an operation in France, and increased pension and postretirement costs.  SG&A for the second quarter of 2004 included a $3.9 write-off of receivables associated with the restructuring of the mid-west distribution channel at our dock products business.

Intangible amortization—In the second quarter of 2005, intangible amortization totaled $4.0, compared to $4.4 in the second quarter of 2004.

Special charges, net—In the second quarter of 2005, we recorded net special charges of $5.4, compared to $10.0 in the second quarter of 2004. These special charges related primarily to restructuring initiatives to consolidate manufacturing, sales, and administrative facilities, reduce workforce, and rationalize certain product lines. The components of special charges, net, for the second quarter of 2005 and 2004 were as follows:

	Three months ended June 30,
	2005	2004
Employee Benefit Costs	$1.2	$1.5
Facility Consolidation Costs	2.7	0.9
Other Cash Costs	0.1	—
Non-Cash Asset Write-downs	1.4	7.6
Total special charges, net	$5.4	$10.0

Other expense, net—In the second quarter of 2005, other expense, net, totaled $13.0 compared to $1.4 in the second quarter of 2004. Other expense in the second quarter of 2005 consisted of currency translation losses of $10.0 and $4.1 of charges related to legal settlements, partially offset by gains of $0.7 on the sales of real estate.  Other expense for 2004 consisted primarily of currency translation losses of $0.9.

Interest expense —In the second quarter of 2005, interest expense was $15.0 compared to $34.8 in the second quarter of 2004. The lower interest expense in the second quarter of 2005 resulted from the impact of (1) the $80.0 in senior note repurchases in the fourth quarter of 2004, (2) the $400.0 term loan redemption and the $668.2 senior note tender in the first quarter of 2005, and (3) the $610.5 term loan redemption in May of 2005.

Interest Income – In the second quarter of 2005, interest income totaled $5.4 compared to $2.4 in the second quarter of 2004.  The increase in interest income in the second quarter of 2005 was due to higher average cash balances in the second quarter of 2005 as a result of cash proceeds from the business dispositions in the first half of 2005

Loss on early extinguishment of debt—In the second quarter of 2005, we incurred a loss on the early extinguishment of debt of $6.9, which was comprised of the write-off of deferred financing costs ($6.8) associated with the $610.5 of term loan redemption that occurred in May of 2005 and premiums paid and the write-off of deferred financing costs ($0.1) relating to the $3.2 senior note redemption in June of 2005.

Income taxes— In the second quarter of 2005, we recorded an income tax provision of $36.0 on $37.7 of pre tax income from continuing operations (inclusive of equity earnings in joint ventures), resulting in an effective tax rate of 95.5%.  This compares to an income tax benefit in the second quarter of 2004 of $19.2 on $19.2 of pre tax income from continuing operations (inclusive of equity earnings in joint ventures), resulting in an effective tax rate of (100.0%). The effective tax rate for the second quarter of 2005 was unfavorably impacted by a high effective tax rate on certain foreign taxable income during the quarter.  We expect that the effective tax rate will return to historical levels in the third and fourth quarter of 2005.  The effective tax rate for the second quarter of 2004 was favorably impacted by a $33.3 income tax benefit associated with changes in estimates of income tax liabilities.  These changes in estimate resulted from the closure of certain matters relating to the 1995 to 1997 income tax returns for General Signal Corporation.  General Signal Corporation was acquired through a reverse acquisition in 1998.  We reassess the adequacy of income tax liabilities at the end of each reporting period, including the results of local, state, federal or foreign statutory audits or estimates or judgments used.

Equity earnings in joint ventures—Equity earnings in joint ventures was $7.5 in the second quarter of 2005 compared to $6.7 in the second quarter of 2004.

Discontinued Operations—In the second quarter of 2005, we recorded income from discontinued operations of $320.1 compared to $16.2 for the second quarter of 2004. These figures are net of income taxes of $100.7 and $5.5 for the second quarter of 2005 and 2004, respectively. The income in 2005 includes the net gain of $313.8 on the sale of our Kendro business, and favorable adjustments to the net gains recorded in the fourth quarter of 2004 and the first quarter of 2005 of $5.0.  Income from discontinued operations for the second quarter of 2004 includes a net loss on the disposal of the municipal water valve business of $13.1 and an allocation of interest expense of $2.5 associated with the provision under our credit agreement that required that the first $150.0 of proceeds from business dispositions be applied to outstanding balances under our credit agreement, including term loans.  No other corporate costs have been allocated to discontinued operations.

Consolidated Results of Operations: First Half of 2005 compared to First Half of 2004

Revenues—In the first half of 2005, revenues totaled $2,152.9, an increase of $88.7, or 4.3%, from $2,064.2 in the first half of 2004. Organic revenues, which exclude the effect of acquisitions, divestitures, and changes in foreign currency, increased 1.6% in the first half of 2005 compared to the same period in 2004. The organic revenue growth was attributable primarily to our Thermal Equipment and Services segment, where we experienced strong demand for dry cooling products and services in Asia and Europe, respectively. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on revenues of 1.0%. Acquisitions increased revenues by 1.7%. In the first half of 2005 and 2004, we recognized approximately $339.2 and $298.9, respectively, of revenue under the percentage-of-completion method.

Gross margin—In the first half, gross margins decreased from 26.0% in 2004 to 25.5% in 2005. Gross margins for the first half of 2005 were negatively impacted by a second quarter increase in self-insurance costs of approximately $6.0 associated with the recent unfavorable trends in our workers compensation, product and general liability claims, charges of $4.0 at our Valves Canadian operation, charges of $2.1 at an operation in France, lower margin service contracts for our Thermal Equipment and Services segment, start-up costs relating to our new Eden, NC facility, and pricing pressures and lower volumes associated with recent declines within the domestic automotive market.  The decreases in gross margin for the first half of 2005 were partially offset by a reduction in warranty liabilities of $4.7 for the boiler products business as a result of a recent change in the related warranty program, a $2.4 benefit relating to the expected reimbursement of excess charges by a freight company, pricing and volume increases at our dock and broadcast products businesses, and improved operating efficiencies at our Reynosa, Mexico facility.  Gross margins for the first half of 2004 were negatively impacted by inventory write-downs of $7.5 associated with the discontinuance of certain utility and telecommunications products lines and $5.4 related to our St. Paul, NC operation.

Selling, general and administrative (“SG&A”) expenses—In the first half 2005, SG&A expenses were $ 432.5, or 20.1% of revenues, compared to $405.8, or 19.7% of revenues, in 2004. The increase in SG&A spending was due primarily to an increase in variable costs associated with acquisitions completed in 2004 (e.g., Actron and Auto X-ray), increases in headcount within our Thermal Equipment and Services segment in support of our expansion into Asia and Europe, $1.2 of charges at an operation in France, additional professional fees associated with the implementation of regulatory requirements of the Sarbanes-Oxley Act of 2002, increased costs related to on-going litigation, and increased pension and postretirement costs.

Intangible amortization—In the first half of 2005, intangible amortization totaled $8.6, compared to $6.7 in the first half of 2004. The increase was due to definite lived intangibles acquired in connection with various acquisitions over the last 12 to 15 months.

Special charges, net—In the first half of 2005, we recorded net special charges of $10.2, compared to $11.9 in the first half of 2004. These special charges related primarily to restructuring initiatives to consolidate manufacturing, sales, and administrative facilities, reduce workforce, and rationalize certain product lines. The components of special charges, net, for the first half of 2005 and 2004 were as follows:

	Six months ended June 30,
	2005	2004
Employee Benefit Costs	$3.7	$5.1
Facility Consolidation Costs	5.0	2.4
Other Cash Costs	0.1	—
Non-Cash Asset Write-downs	1.4	7.6
Gain on Sale of Assets	—	(3.2)
Total special charges, net	$10.2	$11.9

Other expense, net—In the first half of 2005, other expense, net, totaled $16.3 compared to $3.8 in the first half of 2004. Other expense in the first half of 2005 consisted of currency translation losses of $15.6, $4.1 of charges related to legal settlements, and a $1.6 charge for the anticipated settlement of certain claims associated with a previous business disposition, partially offset by a reduction in liabilities of $2.8 associated with a environmental remediation site and gains of $1.9 associated with sales of real estate. The reduction in the environmental liabilities resulted from a “No Further Action” letter received from the state of Iowa relating to the aforementioned environmental remediation site. Other expense for 2004 consisted primarily of currency translation losses of $3.1.

Interest expense—In the first half of 2005, interest expense was $47.3 compared to $75.3 in the first half of 2004. The lower interest expense in the first half of 2005 resulted from the impact of (1) the $80.0 in senior note repurchases in the fourth quarter of 2004, (2) the $400.0 term loan redemption and the $668.2 senior note tender in the first quarter of 2005 and (3) the $610.5 term loan redemption in May of 2005.

Interest Income – In the first half of 2005, interest income totaled $7.0 compared to $3.9 in the first half of 2004.  The increase in interest income in the first half of 2005 was due to higher average cash balances in 2005 as a result of cash proceeds from the business dispositions in the first half of 2005.

Loss on early extinguishment of debt—In the first half of 2005, we incurred a loss on the early extinguishment of debt of $110.4, which was comprised of the following: (1) premiums and fees paid ($73.0) for, and the write-off of deferred financing costs ($12.4) associated with, the redemption of the senior notes, (2) $9.2 associated with the write-off of deferred financing costs relating to the $400.0 and $610.5 of terms loans that were redeemed during January and May 2005, respectively, and (3) $15.8 relating to the termination of the remaining interest rate protection agreements in connection with the pay-off of the term loans.

Income taxes— In the first half of 2005, we recorded an income tax benefit of $2.7 on a $58.3 pre tax loss from continuing operations (inclusive of equity earnings in joint ventures), resulting in an effective tax rate of 4.6%.  This compares to an income tax benefit in the first half of 2004 of $7.1 on $50.4 of pre tax income from continuing operations (inclusive of equity earnings in joint ventures), resulting in an effective tax rate of (14.1%). The effective tax rate for the first half of 2005 was unfavorably impacted by a high effective tax rate on certain foreign taxable income during the second quarter of 2005.  We expect that the effective income tax rate will return to historical levels in the third and fourth quarter of 2005.  The effective tax rate for the second quarter of 2004 was favorably impacted by a $33.3 income tax benefit associated with changes in estimates of income tax liabilities.  These changes in estimate resulted from the closure of certain matters relating to the 1995 to 1997 income tax returns for General Signal Corporation.  General Signal Corporation was acquired through a reverse acquisition in 1998.  We reassess the adequacy of income tax liabilities at the end of each reporting period, including the results of local, state, federal or foreign statutory audits or estimates or judgments used.

Equity earnings in joint ventures—Equity earnings in joint ventures was $11.8 in the first half of 2005 compared to $12.4 in the first half of 2004. The first half of 2005 reflects an adjustment to reduce the carrying value of our EGS investment by approximately $4.6, while the first half 2004 equity earnings were impacted by a legal charge at EGS, with our portion of the charge totaling $3.8.

Discontinued Operations—In the first half of 2005, we recorded income from discontinued operations of $1,060.8 compared to $34.0 for the first half of 2004. These figures are net of income taxes of $558.9 and $14.1 for the first half of 2005 and 2004, respectively. The income in 2005 includes the net gains on the sales of our Bomag, EST, Kendro and other businesses of $1,088.7, offset by an estimated net loss associated with the planned disposal of our Carfel business of $29.0.  The income in 2004 is net of a loss on the disposal of the municipal water valve business of $13.1.  In addition, income from discontinued operations includes the allocation of interest expense of $1.4 and $5.0 for the first half of 2005 and 2004, respectively, associated with the provision under our credit agreement that requires that the second $150.0 of proceeds from business dispositions be applied to outstanding balances under our credit agreement, including term loans. No other corporate costs have been allocated to discontinued operations.

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

We define forecasted trends as follows: “Growth”—Future end market performance is expected to be above the prior year; “Flat”—Future end market performance is expected to be flat compared to the prior year; “Decline”—Future end market performance is expected to be below the prior year.

The following table highlights our segment performance for the first six months of 2005 and the expectations for the remainder of 2005 based on information available on the date of this report.

Segment	2005 Annual Forecasted Trend	Comments
Thermal Equipment and Services	Growth

The segment experienced organic revenue growth of 11.5% in the first six months of 2005. Organic revenues were stronger as a result of strong demand for dry cooling products and thermal services in Asia and Europe, respectively. These trends are expected to continue in the second half of 2005.

Flow Technology	Growth

Organic revenues for this segment grew by 2.8% in the first six months of 2005 as a result of strong demand within the mining, petrochemical, and chemical markets. These trends are expected to continue in the second half of 2005.

Test and Measurement	Decline

The segment experienced a decline in organic revenues of 5.3% for the first six months of 2005 primarily as a result of the timing associated with OEM program launches and a decline in revenue within the domestic transportation sector. Revenues in the domestic transportation sector are highly correlated to the timing of large contracts with municipalities and Federal funding of transportation initiatives, which can cause fluctuations in revenues for the segment from period to period. We expect growth in this segment during the remainder of 2005 that should offset a portion of the decline from the first half of 2005.

Industrial Products and Services	Flat

Organic revenues for this segment declined by 0.8% in the first six months of 2005 primarily due to a decrease in revenues resulting from recent declines within the domestic automotive market. We expect growth in this segment during the remainder of 2005 that should offset the decline from the first half of 2005. The growth is generally expected across the majority of the segment’s businesses, except for those impacted by the domestic automotive market, with the main driver being pricing increases.

SEGMENT RESULTS OF OPERATIONS

The following unaudited information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes. The results of operations exclude the operating results of discontinued operations for all periods presented.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Thermal Equipment and Services	$273.7	$242.4	$527.6	$467.1
Flow Technology	241.1	232.8	457.2	433.6
Test and Measurement	280.2	276.8	526.5	524.8
Industrial Products and Services	325.3	321.3	641.6	638.7

	$1,120.3	$1,073.3	$2,152.9	$2,064.2

Segment Income:
Thermal Equipment and Services	$21.6	$24.0	$39.2	$44.9
Flow Technology	25.7	26.6	45.1	55.4
Test and Measurement	34.5	28.3	53.7	52.2
Industrial Products and Services	21.4	10.3	40.5	29.2
Total Segment Income	103.2	89.2	178.5	181.7

Corporate Expenses	(23.6)	(20.4)	(43.9)	(33.8)
Pension and Postretirement Expense	(7.3)	(5.6)	(15.0)	(11.2)
Stock-Based Compensation	(7.2)	(6.9)	(12.5)	(11.6)
Special Charges, net	(5.4)	(10.0)	(10.2)	(11.9)

Consolidated Operating Income	$59.7	$46.3	$96.9	$113.2

Segment Results of Operation: Second Quarter 2005 compared to Second Quarter 2004

Thermal Equipment and Services

Revenues—Revenues for the second quarter of 2005 were $273.7 compared to $242.4 in the second quarter of 2004, an increase of $31.3, or 12.9%. The increase was due primarily to organic revenue growth of 12.1%. The organic revenue growth related primarily to strong demand for dry cooling products and services in Asia and Europe, respectively. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of 0.8%.

Segment Income—Segment income was $21.6, or 7.9% of revenues, in the second quarter of 2005 compared to $24.0, or 9.9% of revenues, in the second quarter of 2004. The decrease in segment income and margins was due primarily to charges at an operation in France of $3.3, an increase in self-insurance costs of $1.3 associated with the recent unfavorable trends in our workers compensation, product and general liability claims, lower margin dry cooling and service contracts in Asia and Europe, respectively and additional costs associated with the segment’s expansion into Asia and Europe.  Second quarter 2005 segment income and margins were favorably impacted by a reduction in warranty liabilities of $4.7 for the boiler products business as a result of a recent change in the related warranty program.

Flow Technology

Revenues—Revenues for the second quarter of 2005 were $241.1 compared to $232.8 in the second quarter of 2004, an increase of $8.3, or 3.6%. The increase was due primarily to organic revenue growth of 2.5%.  The organic revenue growth related primarily to strong demand within the mining, petro-chemical, and chemical markets. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of 1.1%.

Segment Income—Segment income was $25.7, or 10.7% of revenues, in the second quarter of 2005 compared to $26.6, or 11.4% of revenues, in the second quarter of 2004. The decrease in segment income and margins is due to an increase in self-insurance costs of $2.0 associated with the recent unfavorable trends in our workers compensation, product and general liability claims.  In addition, the segment continued to experience operating inefficiencies at its dehydration and air filtration businesses in the second quarter of 2005, as combined profits from these businesses were $3.2 lower in the second quarter of 2005 as compared to the second quarter of 2004.  Segment income and margins for the second quarter of 2004 were negatively impacted by inventory write-downs of $5.4 recorded at the Valves’ St. Paul, NC operation.

Test and Measurement

Revenues—Revenues for the second quarter of 2005 were $280.2 compared to $276.8 in the second quarter of 2004, an increase of $3.4, or 1.2%. The increase was due primarily to the impact of acquisitions (Actron and Auto X-ray) during the second half of 2004.  Organic revenues for the segment declined 3.8% primarily as a result of the timing associated with OEM program launches. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on revenues of 0.7%.

Segment Income—Segment income was $34.5, or 12.3% of revenues, in the second quarter of 2005 compared to $28.3, or 10.2% of revenues, in the second quarter of 2004. The increase in segment income and margins was due primarily to an inventory write-down of $7.5 recorded in the second quarter of 2004 associated with the discontinuance of certain utility and telecommunications products lines.  In addition, segment income and margins for the second quarter of 2005 were impacted by a $2.4 benefit relating to the expected reimbursement of excess charges by a freight company, partially offset by an increase in self-insurance costs of $1.1 associated with the recent unfavorable trends in our workers compensation, product and general liability claims.

Industrial Products and Services

Revenues—Revenues for the second quarter of 2005 were $325.3 compared to $321.3 in the second quarter of 2004, an increase of $4.0, or 1.2%.  Organic revenues for the segment increased 0.4%, as increases within the segment’s dock and broadcast products businesses were partially offset by revenue decreases associated with recent declines within the domestic automotive market.  The strength of foreign currencies relative to the U.S. dollar had a favorable impact on revenues of 0.2%.

Segment Income—Segment income was $21.4, or 6.6% of revenues, in the second quarter of 2005 compared to $10.3, or 3.2% of revenues, in the second quarter of 2004. The increase in segment income and margins was due primarily to pricing and volume increases at our dock and broadcast products businesses, as well as improved operating efficiencies at our Reynosa, Mexico facility.  Segment income and margins for the second quarter of 2005 were negatively impacted by pricing pressures and lower volumes associated with the recent declines within the domestic automotive market and an increase in self-insurance costs of $1.6 associated with the recent unfavorable trends in our workers compensation, product and general liability claims.  Segment income and margins for the second quarter of 2004 were negatively impacted by a $3.9 write-off of receivables associated with the restructuring of the mid-west distribution channel at our dock products business.

Corporate Expenses

Corporate expenses were $23.6 in the second quarter of 2005 compared to $20.4 in the second quarter of 2004. The increase in Corporate expenses was due primarily to relocation and other costs associated with centralizing certain functions within our Corporate headquarters.

Non-GAAP Measures

Organic revenue growth (decline) presented herein represents total revenues, excluding the impact of acquisitions, divestitures and foreign currency changes. Our management believes that this metric can be a useful financial measure for investors in evaluating the normal operating performance of the company for the periods presented because it excludes items that are either not completely under management’s control or not an accurate reflection of the underlying growth of the company. In addition, organic revenue growth (decline) is one of the factors used by our management in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under GAAP and should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP. Refer to the following reconciliation of net revenue growth (decline) to organic revenue growth (decline), as defined herein, for the second quarter of 2005 compared to the second quarter of 2004:

	Net Revenue Growth	Acquisitions /Divestitures	Foreign Currency	Organic Revenue Growth (Decline)
Thermal Equipment and Services	12.9%	—	0.8%	12.1%
Flow Technology	3.6%	—	1.1%	2.5%
Test & Measurement	1.2%	4.3%	0.7%	(3.8)%
Industrial Products and Services	1.2%	0.6%	0.2%	0.4%
Consolidated	4.4%	1.4%	0.6%	2.4%

Segment Results of Operation: First Half of 2005 compared to First Half of 2004

Thermal Equipment and Services

Revenues—Revenues for the first half of 2005 were $527.6 compared to $467.1 in the first half of 2004, an increase of $60.5, or 12.9%. The increase was due primarily to organic revenue growth of 11.5%. The organic revenue growth related primarily to strong demand for dry cooling products and services in Asia and Europe, respectively. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of 1.4%.

Segment Income—Segment income was $39.2, or 7.4% of revenues, in the first half of 2005 compared to $44.9, or 9.6% of revenues, in the first half of 2004. The decrease in segment income and margins was due primarily to charges at an operation in France of $3.3, an increase in self-insurance costs of $1.3 associated with the recent unfavorable trends in our workers compensation, product and general liability claims, lower margin dry cooling and service contracts in Asia and Europe, respectively and start-up costs relating to the segment’s new Eden, NC facility.  Segment income for the first six months of 2005 was favorably impacted by a reduction in warranty liabilities of $4.7 for the boiler products business as a result of a recent change in the related warranty program.

Flow Technology

Revenues—Revenues for the first half of 2005 were $457.2 compared to $433.6 in the first half of 2004, an increase of $23.6, or 5.4%. The increase was due primarily to organic revenue growth of 2.8% and the McLeod Russel acquisition in mid-January 2004. The organic revenue growth related primarily to strong demand within the mining, petro-chemical, and chemical markets. The strength of foreign currencies relative to the U.S. dollar also had a favorable impact on revenues of 1.6%.

Segment Income—Segment income was $45.1, or 9.9% of revenues, in the first half of 2005 compared to $55.4, or 12.8% of revenues, in the first half of 2004. The decrease in segment income and margins was due primarily to changes in customer and product mix, operating inefficiencies within the Valves Canadian operation that resulted in charges of $4.0 during the first quarter of 2005, an increase in self-insurance costs of $2.0 associated with the recent unfavorable trends in our workers compensation, product and general liability claims, and the impact of commodity cost increases.  Segment income and margins for the first six months of 2004 were negatively impacted by inventory write-downs of $5.4 at the Valves’ St. Paul, NC operation.

Test and Measurement

Revenues—Revenues for the first half of 2005 were $526.5 compared to $524.8 in the first half of 2004, an increase of $1.7, or 0.3%.  The increase was due primarily to the impact of acquisitions (Actron and Auto X-ray) during the second half of 2004.  Organic revenues for the segment declined 5.3%, primarily as a result of the timing associated with OEM program launches and a decrease in revenues within the domestic transportation sector relating to the timing of contracts.  Revenues in the domestic transportation sector are highly correlated to the timing of large contracts with municipalities and Federal funding of transportation initiatives, which can cause fluctuations in revenues for the from period to period.  The strength of foreign currencies relative to the U.S. dollar had a favorable impact on revenues of 0.9%.

Segment Income—Segment income was $53.7, or 10.2% of revenues, in the first half of 2005 compared to $52.2, or 9.9% of revenues, in the first half of 2004. The increase in segment income and margins was due primarily to an inventory write-down of $7.5 recorded in the second quarter of 2004 associated with the discontinuance of certain utility and telecommunications products lines.  In addition, segment income and margins for the first six months of 2005 were impacted by a $2.4 benefit relating to the expected reimbursement of excess charges by a freight company, offset by an increase in self-insurance costs of $1.1 associated with the recent unfavorable trends in our workers compensation, product and general liability claims, the impact of lower contract revenues within the domestic transportation sector, and the loss of certain high-margin technical and training service volumes.

Industrial Products and Services

Revenues—Revenues for the first half of 2005 were $641.6 compared to $638.7 in the first half of 2004, an increase of $2.9, or 0.5%.  Organic revenues for the segment decreased 0.8%, resulting primarily from recent declines within the domestic automotive market. These revenue declines were offset by the impact of acquisitions. The strength of foreign currencies relative to the U.S. dollar had a favorable impact on revenues of 0.3%.

Segment Income—Segment income was $40.5, or 6.3% of revenues, in the first half of 2005 compared to $29.2, or 4.6% of revenues, in the first half of 2004.  The increase in segment income and margins was primarily due to pricing and volume increases at our dock and broadcast products businesses, as well as improved operating efficiencies at our Reynosa, Mexico facility.  Segment income and margins for the first half of 2005 were negatively impacted by pricing pressures and lower volumes associated with the recent declines within the domestic automotive market and an increase in self-insurance costs of $1.6 associated with the recent unfavorable trends in our workers compensation, product and general liability claims. Segment income and margins for the first half of 2004 were negatively impacted by a $3.9 write-off of receivables associated with the restructuring of the mid-west distribution channel at our dock products business.

Corporate Expenses

Corporate expenses were $43.9 in the first half of 2005 compared to $33.8 in the first half of 2004. The increase in Corporate expenses was due primarily to additional professional fees associated with the implementation of the regulatory requirements of the Sarbanes-Oxley Act of 2002, increased insurance costs, higher expenses related to ongoing litigation, and relocation and other costs associated with centralizing certain functions within our Corporate headquarters.

Non-GAAP Measures

Refer to the following reconciliation of net revenue growth (decline) to organic revenue growth (decline), as previously defined, for the first half of 2005 compared to the first half of 2004:

	Net Revenue Growth	Acquisitions /Divestitures	Foreign Currency	Organic Revenue Growth (Decline)
Thermal Equipment and Services	12.9%	—	1.4%	11.5%
Flow Technology	5.4%	1.0%	1.6%	2.8%
Test & Measurement	0.3%	4.7%	0.9%	(5.3)%
Industrial Products and Services	0.5%	1.0%	0.3%	(0.8)%
Consolidated	4.3%	1.7%	1.0%	1.6%

LIQUIDITY AND FINANCIAL CONDITION

Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs and acquisitions.

Cash Flow

	Six months ended June 30,
	2005	2004
Continuing Operations:
Cash flows used in operating activities	$(6.8)	$(81.8)
Cash flows from (used in) investing activities	2,663.6	(86.9)
Cash flows used in financing activities	(1,906.7)	(68.2)
Cash flows used in discontinued operations	(295.8)	35.6
Decrease in cash and equivalents due to changes in foreign currency exchange rates	(23.3)	(5.9)
Net change in cash and equivalents	$431.0	$(207.2)

Operating Activities—In the first half of 2005, cash used in continuing operations totaled $6.8 compared to $81.8 in the first half of 2004. The primary factors contributing to the increase in cash from operating activities during the first half of 2005 as compared to the same period in 2004 were as follows: (a) lower payments for incentive compensation (approximately $32.0 in the first quarter of 2005 compared to $66.9 in the first quarter of 2004); (b) a reduction in interest payments of approximately $40.0 in the first half of 2005; (c) $14.9 of legal fees paid in the first quarter of 2004 related to the Microsoft settlement that occurred in the fourth quarter of 2003; (d) $18.0 of supplier payments in the first quarter of 2004 related to the December 2003 Hamon acquisition; and (e) other improvements in working capital, primarily in the form of inventory reductions. The increases in operating cash flows for the first half of 2005 were partially offset by the impact of a reduction of non-recourse sales of trade receivables, as operating cash flows for the first half of 2004 included approximately $54.0 of incremental proceeds from the sale of trade receivables, compared to $15.9 in the first half of 2005. In addition, operating cash flows for the first half of 2005 included contributions of $19.0 made in the second quarter of 2005 in connection with the consolidation of our pension plans in the United Kingdom and $36.3 of income tax payments relating to the repatriation of foreign earnings to the United States during the second quarter of 2005.

Investing Activities—In the first half of 2005, cash flows from investing activities totaled $2,663.6 compared to cash flows used in investing activities during the first half of 2004 of $86.9. The first half 2005 cash flows from investing activities included $2,694.6 from the sale of various businesses, while there were no such sales in 2004.  Capital expenditures for the first half of 2005 totaled $32.3 compared to $21.1 in the first half of 2004. First half of 2004 investing cash flows also included $77.8 for acquisitions and investments, related primarily to the McLeod Russel acquisition, while the amount of investments in the first half of 2005 was only $9.0.

Financing Activities—Cash flows used in financing activities totaled $1,906.7 in the first half of 2005 compared to $68.2 in the first half of 2004. First half of 2005 cash flows used in financing activities included, among other things, (a) $741.1 associated with the senior note tender and $3.2 of other senior note repayments, (b) $1,010.6 of repayments on Tranche A and B terms loans, (c) $13.3 in cash payments associated with the termination of our interest rate swap contracts, (d) $37.4 of dividends paid, (e) $5.6 of scheduled repayments of the Tranche A term loan, (f) repurchases of our common stock totaling $81.7, and (g) $17.9 related to the May LYONs redemption. The first half of 2004 cash flows used in financing activities included debt repayments of $45.7, related primarily to debt assumed in the McLeod Russel acquisition, and dividend payments of $38.0, offset by proceeds from stock option exercises of $34.6.

Discontinued Operations—Cash flows used in discontinued operations were $295.8 in the first half of 2005 compared to cash flows from discontinued operations in the first half of 2004 of $35.6.  The decline in cash flows in the first half of 2005 was primarily the result of  $248.8 in income tax payments associated with the sale of EST and Bomag and fees paid during the first half of 2005 of approximately $19.2 associated with businesses sold during the fourth quarter of 2004 and the first half of 2005.  Cash flows for the first half of 2005 also were negatively impacted by repayments of $15.3 under Bomag’s accounts payable financing program and lower operating cash flows for Bomag and EST during the first half of 2005 due primarily to their disposition in January and March of 2005, respectively.

Indebtedness

The following summarizes the total debt outstanding and credit facility availability, as of June 30, 2005:

	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving loan (1)	$500.0	$—	$309.4
Tranche A loan	57.2	57.2	—
Tranche B loan	—	—	—
LYONs, net of unamortized discount of $345.1	649.6	649.6	—
7.50% senior notes	28.2	28.2	—
6.25% senior notes	21.5	21.5	—
Other borrowings	60.4	60.4	—
Total	$1,316.9	$816.9	$309.4

(1)                                  Decreased by $190.6 of certain facility letters of credit outstanding at June 30, 2005, which reduce the availability under our revolving loan agreement.

Credit Facility

During the first six months of 2005, we repaid $128.5 and $882.1 of the Tranche A and B term loans, respectively. These repayments were applied to the term loans in direct order of maturity, as allowed under the amendment to the credit agreement dated December 22, 2004, and were in addition to a scheduled repayment on the Tranche A term loan of $5.6. As a result of these payments, the Tranche B term loan that was scheduled to mature on September 30, 2009 has been repaid in full and no future borrowings are permitted. As of June 30, 2005, our credit facility includes the Tranche A term loan and the revolving credit loan, both of which mature on March 31, 2008, with the Tranche A term loan having scheduled repayments of  $0.9 in 2007 and  $56.3 in 2008.

In connection with the combined $1,010.6 pay down of the Tranche A and B term loans, we recorded charges during the first six months of 2005 of approximately $10.6 associated with the write-off of deferred financing costs related to the term loans. Approximately $1.4 of this charge was recorded to income from discontinued operations in the first quarter of 2005, as the provisions of our credit facility require that the first $150.0 of proceeds from business dispositions be applied to outstanding balances under the credit facility, including the term loans. The remainder of the charge ($9.2) was recorded to “loss on early extinguishment of debt.”

On December 22, 2004, we amended our credit facility to increase our flexibility to use proceeds from the aforementioned dispositions.  In addition, the amendment provides that if the credit facilities are rated Ba3 or lower by Moody’s or BB+ or lower by Standard & Poors, the interest margin will generally increase by 0.25%. On March 7, 2005, Standard & Poors reduced the rating on our credit facility to BB+, resulting in a 0.25% margin increase to the interest on our credit facility.

Under our credit facility, the term loans bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. The Applicable Rate for the revolving loans and the Tranche A term loan is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate in effect as of June 30, 2005 is as follows:.

	LIBOR based borrowings	ABR based borrowings
Tranche A term loan and revolving credit loans	Between 2.00% and 2.50%	Between 1.00% and 1.50%

The $500.0 of revolving loans available under our credit facility is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loans. At June 30, 2005, no amounts were borrowed against the $500.0 revolving loans; however, the aggregate available borrowing capacity was reduced by $190.6 of letters of credit outstanding. See the LYONs section of this Note regarding our ability and intent to refinance the February LYONs with the $309.4 of availability under our credit facility.

Our credit facility contains covenants, the most restrictive of which are two financial condition covenants. The first financial condition covenant does not permit the Consolidated Leverage Ratio (as defined in the credit facility) on the last day of any period of four consecutive fiscal quarters to exceed 3.25 to 1.00. The second financial condition covenant does not permit the Consolidated Interest

Coverage Ratio (as defined in the credit facility) for any period of four consecutive fiscal quarters to be less than 3.50 to 1.00. For the quarter ended June 30, 2005, our Consolidated Leverage Ratio was (0.49) to 1.00, as our cash balances exceeded our total debt at June 30, 2005, and our Consolidated Interest Coverage Ratio was 5.13 to 1.00.

Our credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sale and leaseback transactions, restricted payments and transactions with affiliates. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to $75.0 plus an amount equal to 50% of Consolidated Net Income (as defined in the covenants) for the immediately preceding fiscal year, minus stock repurchases in excess of $200.0 if our Consolidated Leverage Ratio is between 3.0 and 2.0.  Under the current amendment to our Credit Facility the formula relating to our permitted stock buy-backs allows us to purchase an unlimited amount of our equity if our ratio of Consolidated Debt to Consolidated EBITDA (as each is defined in the credit facility) is less than 2.5 to 1.0, subject to the financial and other covenants in the company’s credit facility.

Senior Notes

During the first quarter of 2005, we completed cash tender offers for $668.2, or 93%, of the then outstanding principal amount of our 7.5% and 6.25% Notes (collectively the “Senior Notes”) due January 1, 2013 and June 15, 2011, respectively.  Of the $668.2 tender offer, $227.1 related to the 6.25% senior notes and $441.1 related to the 7.5% senior notes. The extent of the cash tender offers exceeded the requisite consent thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes. In connection with the cash tender offers for the senior notes, we recorded charges to “loss on early extinguishment of debt” associated with premiums and fees paid to redeem the notes of $72.9 and the write-off of deferred financing costs of $12.4 related to the notes.  During the second quarter of 2005, we redeemed $3.2 of the 7.5% senior notes.  In connection with the redemption, we recorded a charge to “loss on early extinguishment of debt” of $0.1 associated with premiums paid to redeem the notes and the write-off of deferred financing costs related to the notes.

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

On April 8, 2005, we announced a cash tender offer to redeem the May LYONs on May 9, 2005.  On May 9, 2005, all of the remaining outstanding May LYONs were put to us and settled in cash for $17.9, their accreted value as of such date.

We may redeem all or a portion of the February LYONs at any time on or after February 6, 2006 at predetermined redemption prices. February LYONs holders may require us to purchase all or a portion of their LYONs on February 6, 2006 for $663.86 per LYON or February 6, 2011 for $761.00 per LYON.  We have the option to pay the purchase price in cash, shares of common stock or a combination of cash and common stock.  In the event that any of the LYONs are put to the company or redeemed by the company, the respective imputed interest deduction less the original issue discount of 2.75% would be recaptured at the time of the put or redemption.  We have recorded a deferred income tax liability for the estimated amount of taxes that will become due at the time of the put or redemption.  The amount of the recapture for the February LYONs, calculated on the next put date, is approximately $100.6 on February 6, 2006, while the amount of the recapture resulting from the May LYONs redemption in the second quarter of 2005 was $1.8.

Additionally, the February LYONs are subject to conversion to shares of our common stock only if certain contingencies are met. These contingencies include:

(1)  Our average stock price exceeds predetermined accreted values of our stock price each quarter (see below);

(2) During any period in which the credit rating assigned to the LYONs by either Moody’s or Standard & Poor’s is at or below a specified level; or

(3) Upon the occurrence of certain corporate transactions, including a change in control.

In addition, a holder may surrender for conversion, at the accreted value, a LYON even if it is not otherwise convertible at such time.

The conversion rights of the February LYONs are based on predetermined accreted values of our stock and include, but are not limited to, the following provisions:

February LYONs
Initial Conversion Rate (shares of common stock per LYON)	9.6232
Initial Accretion Percentage	135%
Accretion Percentage Decline Per Quarter	0.3125%
Conversion Trigger Prices—For the Next Twelve Months:
2005 Third Quarter	$88.02
2005 Fourth Quarter	$88.41
2006 First Quarter	$88.80
2006 Second Quarter	$89.19

Holders may surrender the February LYONs for conversion into shares of common stock in any calendar quarter, if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter is more than the specified percentage beginning at 135% and declining 0.3125% per quarter thereafter of the accreted conversion price per share of common stock on the last trading day of such preceding calendar quarter. The accreted conversion price per share as of any day will equal the issue price of a LYON plus the accrued original issue discount to that day, divided by the number of shares of common stock issuable upon conversion of a LYON on that day.

SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” requires that obligations that are by their terms due upon demand within one year of the balance sheet date be considered short-term obligations, unless the obligor has the ability and intent to refinance. The February LYONs have a put option date within twelve months of June 30, 2005. However, we have classified $309.4 of the February LYONS as long-term debt as we have the ability and intent at June 30, 2005 to refinance such amount of the February LYONs that may be put to us through long-term financing that exists under our revolving credit facility (in excess of any amounts outstanding under letters of credit).

Other Borrowings

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of June 30, 2005 and December 31, 2004, the participating businesses had $13.4 and $15.8, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for payment beyond normal payment terms. As of June 30, 2005 and December 31, 2004, the participating businesses had $38.0 and $46.7 outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third party lending institutions, we have classified these amounts as short-term debt.

Other Financing Activities

In the first six months of 2004, we entered into a sale and assignment agreement whereby certain of our businesses agreed to sell without recourse, $93.9 million in accounts receivable. In the fourth quarter of 2004, we discontinued the sale of accounts receivable.

In the second quarter of 2005, as part of a customer initiated program, we entered into an agreement to sell, without recourse, our accounts receivable from the customer.  Accounts receivable sold under this agreement totaled $15.9 in the second quarter of 2005.

In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivables balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our businesses. We had $1.0 outstanding under this financing agreement at both June 30, 2005 and December 31, 2004.

Financial Instruments

As of December 31, 2004, we maintained interest rate protection agreements (“swaps”), with maturities through November 2009, that effectively converted $1,100.0 of our variable rate term loans to fixed rates. During January and March of 2005, we terminated all of these swaps for an aggregate cash payment of $13.3, which represented the fair value of the swaps on the respective dates of termination.

At the end of the first quarter of 2005, management committed to a plan to pay off the remainder of our term loans. Because the future interest payments hedged by the related swaps were no longer probable of occurring, we reclassified $15.8 from accumulated other comprehensive income to “loss on early extinguishment of debt” during the first quarter of 2005.

We account for our foreign currency protection agreements (“FX contracts”) as cash flow hedges, and as of June 30, 2005, we had outstanding FX contracts with maturities of generally no more than 18 months, and an aggregate notional amount of $152.8. As of June 30, 2005, the pre-tax accumulated loss recorded in accumulated other comprehensive income was ($6.6), and we have recorded net current liabilities of $6.0 to recognize the fair value of these FX contracts. We expect to reclassify ($3.8) of current FX contract losses from accumulated other comprehensive income to revenues and/or cost of products sold over the next 12 months as the hedged transactions occur. Due to the fluctuations in currency exchange rates, however, the gain recorded in accumulated other comprehensive income is subject to change prior to reclassification to earnings. The ineffective portion of these FX contracts has been recognized in earnings as a component of other income (expense), net, and resulted in expense during the three and six months ended June 30, 2005 of ($0.1) and ($0.2), respectively. The amounts of FX contracts were not material during the first six months of 2004.

From time to time we enter into forward commodity contracts. Other than the above noted hedge arrangements, there were no material derivative instrument transactions during the first half of 2005 or outstanding at June 30, 2005.

Current Liquidity and Concentration of Credit Risk

At June 30, 2005, we had $1,017.4 of cash and an unused $500.0 revolver under our credit facility. When adjusted by the $190.6 of letters of credit outstanding at June 30, 2005, $309.4 of the revolver was available for use.

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

In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the Board of Directors considers in determining the actual amount of each quarterly dividend includes our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facility, and other factors deemed relevant. The dividends for the first and second quarters of 2005 totaled $18.8 and $18.4, respectively, and were paid on April 22, 2005 and July 19, 2005, respectively.  The dividends for the first and second quarters of 2004 totaled $19.0 each and were paid on April 1, 2004 and July 1, 2004, respectively.

On June 27, 2005, we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Commission to facilitate the share repurchase program that was previously authorized by our Board of Directors and announced on March 28, 2005.  The share repurchase program authorizes the repurchase of shares in an amount up to the sum of $250.0 plus 50% of Consolidated Net Income (as defined in the Sixth Amended and Restated Credit Agreement) if our Consolidated Leverage Ratio is greater than 2.50 to 1.00. If our Consolidated Leverage Ratio is less than 2.50 to 1.00, our share repurchases are unlimited.  In accordance with the new share repurchase plan, during the six months ended June 30, 2005, we repurchased 2.0 shares of our common stock on the open market for $89.6, of which $81.7 had settled as of June 30, 2005.

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

As of June 30, 2005, we had outstanding $345.6 of certain standby letters of credit, of which $190.6 reduced the available borrowing capacity on our revolving loans, and $192.6 of surety bonds. Of the total letters of credit and surety bonds outstanding at June 30, 2005, $409.8 were for bid, performance or warranty arrangements related to commercial sales arrangements with customers who reimburse us for the associated fees. In addition, $83.7 of our standby letters of credit relate to self-insurance matters and originate from workers compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals. Except for the previously mentioned matters, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments.

Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.

In addition, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results” in our Annual Report on Form 10-K and similar sections in any future filings should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

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

Contractual Obligations — Except for the debt repayments that occurred during the six months ended June 30, 2005, as noted elsewhere herein, there have been no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

See Note 15 to the Condensed Consolidated Financial Statements for further discussion of contingencies and other matters.

Pension Plans—The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The historic lows in long-term interest rates experienced over the last two years has contributed to a $218.6 underfunded status for our pension plans at December 31, 2004. Our non-funded pension plans accounted for $105.5 of the underfunded status at December 31, 2004. The updated measurement of the plans’ funded status will be determined in the fourth quarter of 2005 and will be affected by the performance of U.S. financial markets, performance of plan assets, and the level of market interest rates at December 31, 2004. Regardless of the outcome, at this time we do not expect that we will be required to make any required plan contributions to our primary domestic pension plans in 2005. However, in connection with the consolidation of our pension plans in the United Kingdom, we made a contribution to the surviving plan during the second quarter of 2005 of approximately $19.0.  For the three and six months ended June 30, 2005, we recorded net pension expense of $4.3 and $9.0 compared to $1.5 and $3.0 for the three and six months ended June 30, 2004. There can be no assurance that future periods will include similar net pension results or that regulatory mandated cash contributions will not be required

Employment—At June 30, 2005, we had approximately 18,400 employees. Sixteen domestic collective bargaining agreements or relationships and various foreign collective labor arrangements cover approximately 2,100 employees, on a worldwide basis. We also are signatories to various area standards agreements for certain construction, maintenance and repair work in the cooling tower industry. While we generally have experienced satisfactory labor relations at our various locations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

Income taxes—The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and consequently, the amount of income taxes paid in current and future years may be greater than amounts paid in 2004, 2003 and 2002.

In 1997, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, we contributed assets and self-insurance liabilities associated with existing retiree medical, workers compensation, and key manager life insurance programs to a fully consolidated risk management company (“RMC”) in exchange for stock representing a minority interest in the RMC. Subsequently, we sold the minority interest in the RMC to a third party investor at fair market value, which resulted in a capital loss of $73.7 for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received on the sale of the stock. In 1998 and 1999, we entered into similar transactions designed to manage and reduce costs associated with certain healthcare and environmental liabilities. Those transactions resulted in tax losses of $84.8 and $40.9, respectively. In 2001, the IRS indicated that it intended to challenge the tax treatment of these types of transactions.

In 2004, the IRS issued a notice of proposed adjustment disallowing the capital loss claimed as a deduction on our 1997 tax return. We protested the disallowance to the Appeals Office of the IRS in June 2004.

If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest to date of approximately $10.5. Although the IRS has not proposed adjustments for later years, we anticipate receiving notices for the 1998 and 1999 transactions. The potential disallowance for these later years, computed on a similar basis to the 1997 disallowance, would be $45.8, plus net interest to date of approximately $13.0. The IRS has proposed penalties with respect to the 1997 transaction of $10.3. Because of several defenses, we believe the successful assertion of penalties is unlikely. In addition, because we filed disclosure notices with the IRS, we should not be subject to penalty assessments for the 1998 or 1999 transactions.

Also in 2004, the IRS issued a notice of proposed adjustment with respect to the sale of Sealed Power Europe in 1997. Specifically, the IRS is proposing to require recapture of certain foreign losses claimed as deductions on tax returns prior to 1997. If the IRS ultimately prevails in its position, the income tax due for 1997 would increase by approximately $6.9, plus net interest to date of approximately $2.8. We also protested this proposed adjustment to the Appeals Office of the IRS in June 2004.

If we are unable to resolve these matters with the Appeals Office of the IRS, we would expect to receive a notice of tax deficiency from the IRS. Upon receiving the notice, we would have the following options:

1.                                       File a petition for predetermination in Tax Court within 90 days. In this case, payments would not be required until the Tax Court renders its decision.

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

Significance of Goodwill and Intangibles—We had goodwill of $2,017.7, net intangible assets of $473.3 and shareholders’ equity of $2,787.9 at June 30, 2005. There can be no assurance that circumstances will not change in the future that will affect the useful lives or the carrying value of our goodwill and intangible assets. In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite-lived intangibles in connection with our long-range forecasting process, which takes place in the fourth quarter. In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across all of our businesses, including, but not limited to, our Dock Products, Fluid Power, Radiodetection, TPS, Vance, and Waukesha Electric Systems businesses   As a result of the impairment testing and related charges recorded in 2004, the carrying value of the assets and liabilities of our Dock Products, Fluid Power, Radiodetection and our TPS businesses were equivalent to their estimated fair value at the respective impairment testing dates.  Accordingly, unfavorable changes in market conditions and estimates or judgments used to determine expected future cash flows for these four businesses could result in additional impairment in the period that the change becomes known.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

In connection with the evaluation by SPX Management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2005 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the unaudited financial statements, specifically Note 15 under the heading “Litigation Matters”, included under Part I of this Form 10-Q.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended June 30, 2005:

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program

4/1/05-4/30/05	—	$—	—	—

5/1/05-5/31/05	751,700	$43.30	751,700		(1)

6/1/05-6/30/05	1,266,700	$45.07	1,266,700		(1)

Total	2,018,400	$44.41	2,018,400		(1)

(1)  On June 27, 2005 we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Commission to facilitate the share repurchase program that was previously authorized by our Board of Directors and announced on March 28, 2005.  The share repurchase program authorizes the repurchase of shares in an amount up to the sum of $250.0 plus 50% of Consolidated Net Income (as defined in the Sixth Amended and Restated Credit Agreement) if our Consolidated Leverage Ratio is greater than 2.50 to 1.00. If our Consolidated Leverage Ratio is less than 2.50 to 1.00, our share repurchases are unlimited.

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 6, 2005 at which stockholders elected three directors with terms expiring as outlined below. The results of the voting in connection with the above item were as follows:

Proposal 1 – Election of Directors

	Term Expiring	For	Against	Withheld/Abstain

J. Kermit Campbell	2008	59,636,809	—	7,423,165

Emerson U. Fullwood	2008	60,271,718	—	6,788,351

Michael J. Mancuso	2008	65,233,718	—	1,826,256

The following individuals continued as directors after the Annual Meeting of Stockholders:  Charles E. Johnson II, David P. Williams, Sarah R Coffin and Christopher J. Kearney.

Proposal 2 – Ratification of Deloitte & Touche LLP as our independent public accountants in 2005

	For	Against	Withheld/Abstain

Ratification of Deloitte & Touche as independent public accountants	66,043,314	—	1,016,660

ITEM 6.  Exhibits

2.1

Amendment to Purchase Agreement, dated as of May 6, 2005,by and among SPX Corporation, Kendro GP II, LLC, SPX Europe GmbH, General Signal Ireland B.V., and GSLE Development Corporation and Thermo, Thermo Electron (Oberhausen) GmbH, Thermo Electron SA, and Thermo Electron Beteiligungsverwaltungs GmbH, incorporated herein by reference from our Current Report on Form 8-K/A filed on May 16, 2005.

10.1	Employment Agreement between SPX Corporation and Ross B. Bricker dated as of April 11, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on April 15, 2005.
10.2	Change of Control Agreement between SPX Corporation and Ross B. Bricker dated as of April 11, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on April 15, 2005.
10.3	SPX Corporation Supplemental Retirement Plan for Top Management, as amended, incorporated herein by reference from our Current Report on Form 8-K filed on May 11, 2005.
10.4	SPX Corporation 2005 Executive Bonus Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005.
10.5	Amendment to the SPX Corporation 1997 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005.
10.6	Amendment to the SPX Corporation 2005 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005.
11.1	Statement regarding computation of earnings per share. See Condensed Consolidated Statements of Operations, page 3 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION (Registrant)

Date: August 5, 2005	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: August 5, 2005	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

2.1

Amendment to Purchase Agreement, dated as of May 6, 2005,by and among SPX Corporation, Kendro GP II, LLC, SPX Europe GmbH, General Signal Ireland B.V., and GSLE Development Corporation and Thermo, Thermo Electron (Oberhausen) GmbH, Thermo Electron SA, and Thermo Electron Beteiligungsverwaltungs GmbH, incorporated herein by reference from our Current Report on Form 8-K/A filed on May 16, 2005.

10.1	Employment Agreement between SPX Corporation and Ross B. Bricker dated as of April 11, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on April 15, 2005.
10.2	Change of Control Agreement between SPX Corporation and Ross B. Bricker dated as of April 11, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on April 15, 2005.
10.3	SPX Corporation Supplemental Retirement Plan for Top Management, as amended, incorporated herein by reference from our Current Report on Form 8-K filed on May 11, 2005.
10.4	SPX Corporation 2005 Executive Bonus Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005.
10.5	Amendment to the SPX Corporation 1997 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005.
10.6	Amendment to the SPX Corporation 2005 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005.
11.1	Statement regarding computation of earnings per share. See Condensed Consolidated Statements of Operations, page 3 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.