Form 10-Q
period 2005-09-30
SPX CORP
filed 2005-11-07
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 ☐ Yes  ☒ No

Common shares outstanding October 28, 2005     65,810,432

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited;  in millions)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and equivalents	$731.4	$579.4
Accounts receivable, net	926.6	937.8
Inventories, net	482.2	480.3
Other current assets	81.2	111.1
Deferred income taxes	88.1	141.8
Assets of discontinued operations	168.2	1,820.9
Total current assets	2,477.7	4,071.3

Property, plant and equipment	928.4	921.2
Accumulated depreciation	(471.7)	(438.2)
Net property, plant and equipment	456.7	483.0

Goodwill	1,903.1	1,927.1
Intangibles, net	433.7	460.2
Other assets	634.3	647.0

Total assets	$5,905.5	$7,588.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$456.9	$500.6
Accrued expenses	635.7	668.9
Income taxes payable	258.4	79.9
Short-term debt	46.8	63.5
Current maturities of long-term debt	344.9	48.3
Liabilities of discontinued operations	37.5	453.0
Total current liabilities	1,780.2	1,814.2

Long-term debt	423.4	2,414.3
Deferred and other income taxes	564.8	600.6
Other long-term liabilities	576.7	627.8
Total long-term liabilities	1,564.9	3,642.7

Commitments and contingencies

Minority interest	1.6	3.9

Shareholders’ equity:
Common stock	916.9	899.9
Paid-in capital	1,073.2	988.6
Retained earnings	1,610.5	622.6
Unearned compensation	(66.2)	(33.2)
Accumulated other comprehensive income	63.6	327.5
Common stock in treasury	(1,039.2)	(677.6)
Total shareholders’ equity	2,558.8	2,127.8

Total liabilities and shareholders’ equity	$5,905.5	$7,588.6

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited;  in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$1,066.4	$1,028.8	$3,114.5	$2,995.7
Costs and expenses:
Costs of products sold	784.6	760.1	2,307.4	2,207.8
Selling, general, and administrative	201.2	186.9	613.9	574.8
Intangible amortization	3.7	4.2	11.9	10.5
Special charges, net	(5.4)	6.3	4.8	17.9
Impairment of goodwill and indefinite lived intangible assets	—	71.5	—	71.5
Operating income (loss)	82.3	(0.2)	176.5	113.2

Other income (expense), net	0.1	(1.1)	(16.2)	(4.8)
Interest expense	(10.0)	(42.8)	(57.4)	(118.0)
Interest income	5.2	2.4	12.2	6.2
Loss on early extinguishment of debt	—	—	(110.4)	—
Income (loss) from continuing operations before income taxes	77.6	(41.7)	4.7	(3.4)

Income tax (provision) benefit	(23.8)	(0.7)	(20.0)	6.7
Equity earnings in joint ventures (See Note 8)	1.1	6.5	12.9	18.8
Income (loss) from continuing operations	54.9	(35.9)	(2.4)	22.1

Income (loss) from discontinued operations, net of tax	(1.0)	38.1	1.9	84.7
Gain (loss) on disposition of discontinued operations, net of tax	(16.5)	—	1,043.1	(13.1)
Income (loss) from discontinued operations	(17.5)	38.1	1,045.0	71.6

Net income	$37.4	$2.2	$1,042.6	$93.7

Basic income (loss) per share of common stock
Income (loss) from continuing operations	$0.77	$(0.48)	$(0.03)	$0.30
Income (loss) from discontinued operations	(0.24)	0.51	14.26	0.96

Net income per share	$0.53	$0.03	$14.23	$1.26

Weighted average number of common shares outstanding	70.981	74.301	73.261	74.369

Income (loss) from continuing operations for diluted income (loss) per share	$57.6	$(35.9)	$(2.4)	$22.1
Net income for diluted income per share	$40.1	$2.2	$1,042.6	$93.7
Diluted income (loss) per share of common stock
Income (loss) from continuing operations	$0.70	$(0.48)	$(0.03)	$0.29
Income (loss) from discontinued operations	(0.21)	0.51	14.26	0.95

Net income per share	$0.49	$0.03	$14.23	$1.24

Weighted average number of common shares outstanding	81.825	74.301	73.261	75.346

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited;  in millions)

	Nine months ended September 30,
	2005	2004
Cash flows from (used in) operating activities:
Net income	$1,042.6	$93.7
Less: Income from discontinued operations, net of tax	(1,045.0)	(71.6)
Income (loss) from continuing operations	(2.4)	22.1
Adjustments to reconcile income (loss) from continuing operations to net cash from (used in) operating activities
Special charges, net	4.8	17.9
Impairment of goodwill and indefinite lived intangible assets	—	71.5
Deferred and other income taxes	(16.2)	(18.9)
Depreciation	52.8	56.0
Amortization of intangibles and other assets	12.9	12.0
Loss on early extinguishment of debt	110.4	—
Accretion of LYONs	13.5	13.1
Pension and other employee benefits	39.5	37.2
Stock-based compensation	21.0	17.1
Dividends from joint ventures in excess of equity earnings	9.0	11.6
Other, net	11.2	(3.7)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	(33.9)	21.4
Inventories	(12.5)	(67.4)
Accounts payable, accrued expenses, and other	(94.4)	(231.4)
Taxes paid on repatriated foreign earnings	(24.5)	—
Payments to terminate interest rate swap contracts	(13.3)	—
Cash spending on restructuring actions	(15.9)	(23.8)
Net cash from (used in) continuing operations	62.0	(65.3)
Net cash (used in) from discontinued operations, including taxes paid of $369.2 in 2005	(394.1)	108.0
Net cash (used in) from operating activities	(332.1)	42.7
Cash flows from (used in) investing activities:
Proceeds from sales of discontinued operations, net of cash sold	2,706.6	—
Proceeds from other assets sales	41.3	14.7
Business acquisitions and investments, net of cash acquired	(9.0)	(111.0)
Capital expenditures	(44.3)	(30.5)
Net cash from (used in) continuing operations	2,694.6	(126.8)
Net cash used in discontinued operations	(4.8)	(39.9)
Net cash from (used in) investing activities	2,689.8	(166.7)

Cash flows from (used in) financing activities:
Repayments of debt borrowings	(1,016.2)	(53.0)
Repurchases of senior notes (2005 includes premiums paid of $72.9)	(744.5)	(66.2)
Net repayments under other financing arrangements	(37.9)	(19.3)
Purchases of common stock	(342.5)	(42.3)
Proceeds from the exercise of employee stock options	27.9	35.4
Dividends paid	(55.8)	(56.8)
Net cash used in continuing operations	(2,169.0)	(202.2)
Net cash (used in) from discontinued operations	(18.0)	25.5
Net cash used in financing activities	(2,187.0)	(176.7)
Decrease in cash and equivalents due to changes in foreign currency exchange rates	(21.8)	(1.3)
Net change in cash and equivalents	148.9	(302.0)
Consolidated cash and equivalents, beginning of period	586.4	721.6
Consolidated cash and equivalents, end of period	$735.3	$419.6

Cash and equivalents of continuing operations	$731.4	$416.1
Cash and equivalents of discontinued operations	$3.9	$3.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in millions, except per share and per LYON data)

(1)                             BASIS OF PRESENTATION

In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of consolidated operations and cash flows include all adjustments (consisting only of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles (“GAAP”) and represent our accounts after the elimination of inter-company transactions. Investments in unconsolidated companies where we exercise significant influence, but do not have control are accounted for using the equity method. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2004 Annual Report on Form 10-K. Interim results are not necessarily indicative of expected results for a full year.

Certain prior period amounts have been reclassified to conform to current-period presentation.  The reclassifications are related to the results of discontinued operations, equity earnings in joint ventures, which are now being presented below “income (loss) from continuing operations before income taxes”, and financial data for our reporting segments resulting from changes to our segment reporting structure that were implemented during the first quarter of 2005. We also have reclassified, within our condensed consolidated statement of cash flows for the nine months ended September 30, 2005, $13.3 of payments to terminate interest rate swap contracts, which were made in the first quarter of 2005, from “Cash flows from (used in) in financing activities” to “Cash flows from (used in) operating activities.” Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Notes 4 and 5 for more information on discontinued operations and changes to our segment reporting structure).

Capital expenditures as presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 exclude additions to property, plant, and equipment of $2.8 and $2.1, respectively, as such amounts had yet to be paid under their normal trade payment terms as of September 30, 2005 and 2004, respectively.

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 amends the previous guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and we are currently evaluating what impact, if any, this statement will have on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25 and requires the recognition of compensation expense over the vesting period for all share-based payments, including stock options, based on the fair value of the instrument at the grant date. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123(R) and, accordingly, it is now effective starting with the first annual period beginning after June 15, 2005. We have not issued any stock options since our 2003 option grant and those will become fully vested in the first quarter of 2006. We intend to adopt the modified prospective application of expensing stock options in accordance with SFAS No. 123(R) in the first quarter of 2006 and, as a result of the timing of our options’ vesting, the impact of adopting SFAS No. 123(R) will result in total compensation expense of less than $1.0 for our unvested stock options. Compensation expense will continue to be recognized for both outstanding unvested restricted stock and restricted stock units in accordance with APB No. 25 and eventually SFAS No. 123(R).  We are currently evaluating the impact the adoption of SFAS No. 123(R) will have on our future results of operations for grants of restricted stock and restricted stock units.  For the periods presented, we have provided the disclosures required by the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”).  See Note 3 of our condensed consolidated financial statements for the disclosure information required under SFAS No. 148.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and we are currently evaluating the impact, if any, that this interpretation will have on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”).  SFAS No 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable and also states that the correction of an error in previously issued financial statements is not an accounting change.  The standard is effective for fiscal years beginning after December 15, 2005.

(3)                                 STOCK-BASED COMPENSATION

We have a stock-based compensation plan, including stock options, restricted stock and restricted stock unit awards. We account for our stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, except for awards of restricted stock and restricted stock units, we do not recognize any compensation expense. We have adopted the disclosure provisions of SFAS No. 148, and the following table illustrates the pro forma effect on earnings per share for both net income and income (loss) from continuing operations for the three and nine months ended September 30, 2005 and 2004 had the fair value recognition provisions of SFAS No. 123 been applied to employee grants of stock options from the date of grant:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income—as reported	$37.4	$2.2	$1,042.6	$93.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect (1)	6.0	4.4	15.1	13.8
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(7.6)	(10.3)	(21.4)	(34.2)
Awards granted above market value	—	(4.8)	—	(13.6)
Net income (loss)—pro forma	$35.8	$(8.5)	$1,036.3	$59.7
Basic earnings (loss) per share of common stock:
Income per share—as reported	$0.53	$0.03	$14.23	$1.26
Income (loss) per share—pro forma	$0.50	$(0.11)	$14.15	$0.80
Diluted earnings (loss) per share of common stock:
Income per share—as reported	$0.49	$0.03	$14.23	$1.24
Income (loss) per share—pro forma	$0.47	$(0.11)	$14.15	$0.79
Basic earnings (loss) per share of common stock from continuing operations:
Income (loss) per share—as reported	$0.77	$(0.48)	$(0.03)	$0.30
Income (loss) per share—pro forma	$0.75	$(0.63)	$(0.12)	$(0.16)
Diluted earnings (loss) per share of common stock from continuing operations:
Income (loss) per share—as reported	$0.70	$(0.48)	$(0.03)	$0.29
Income (loss) per share—pro forma	$0.68	$(0.63)	$(0.12)	$(0.16)

(1)                                  Reflects expense, net of tax, related to restricted stock and restricted stock unit awards.

(4)                                 ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

There were no significant acquisitions during the first nine months of 2005.

During the first nine months of 2004, we completed five acquisitions as follows (none of which were deemed to be material by management):

Segment	Number of Acquisitions	Aggregate Purchase Price	Revenues – twelve months prior to acquisition
Flow Technology (1)	1	$54.5	$118.6
Test and Measurement	2	49.8	46.9
Industrial Products and Services	2	18.6	28.5
Total	5	$122.9	$194.0

(1)   Relates to the acquisition of McLeod Russel Holdings PLC during the first quarter of 2004.  The aggregate purchase price for the acquisition included the assumption of $30.5 of debt.

Discontinued Operations

We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. The following businesses, which have been sold, met these requirements and therefore have been reported as discontinued operations for the periods presented.

Business	Discontinued During the Quarter Ended	Actual Closing Date of Sale
Aftermarket automotive products business (“Carfel”)	March 31, 2005	Q3 2005
Lab and life science business (“Kendro”)	December 31, 2004	Q2 2005
Fire detection and building life-safety systems business (“EST”)	December 31, 2004	Q1 2005
Compaction equipment business (“Bomag”)	September 30, 2004	Q1 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005
Axial fan business	December 31, 2004	Q4 2004
Inspection gauging system business	December 31, 2004	Q4 2004
Municipal water valve business	June 30, 2004	Q4 2004

Carfel – Sold for $12.0 in cash.  The purchase price is subject to adjustment based on net assets existing at the date of close.  In the first quarter of 2005, we recorded a loss, net of taxes, of approximately $29.0 based on the estimated selling price of the business.  Upon the sale of the business, we reduced the loss, net of taxes, to $21.1.

Kendro – Sold to Thermo Electron Corporation (“Thermo”) for $835.4 in cash.  The purchase price is subject to adjustment based on net assets existing at the date of close.  We recorded a gain on the sale, net of taxes and transaction fees, of $314.7 in 2005, including a third quarter increase in the gain of $0.9 relating primarily to adjustments to estimated income tax liabilities associated with the transaction.

EST – Sold to General Electric Company (“GE”) for $1,393.5 in cash, net of cash balances assumed by GE of $1.5. The purchase price is subject to adjustment based on working capital existing at the date of close. We recorded a gain on the sale, net of taxes and transaction fees, of $667.4, including a third quarter of 2005 increase in the gain of $4.0 primarily as a result of the settlement of certain items relating to the working capital that existed at the date of close.

Bomag – Sold to Fayat SA (“Fayat”) for $443.3 in cash, net of cash balances assumed by Fayat of $2.7. The purchase price is subject to adjustment based on working capital existing at the date of close. We have recorded a gain on the sale, net of taxes and transaction fees, of $133.3, including a third quarter of 2005 increase in the gain of $7.0, primarily as a result of the settlement of certain items relating to the working capital that existed at the date of close.

Brookstone telecommunication services business – Sold for $0.9 in cash. We recorded a loss on the sale, net of taxes and transaction fees, of $10.6 during 2005.

Specialty tool business - Sold for $24.2 in cash, with $21.8 received at the closing and $2.4 deposited in an escrow account. Our receipt of the escrow funds is to occur in the third quarter of 2006 and is contingent upon the buyer’s satisfaction with the clearance of certain standard indemnity matters, as defined in the related purchase agreement.  We recorded a loss on the sale, net of taxes and transaction fees, of $2.7.

Axial fan, inspection gauging system, and municipal water valve businesses - Sold for aggregate cash proceeds of $49.6. We recorded a combined loss, net of taxes and transaction fees, on the sales of these businesses of $23.6, with $13.1 and $10.5 recorded in the second and fourth quarters of 2004, respectively.  During the second quarter of 2005, we increased the loss on the sales of these businesses by $1.6 due primarily to working capital adjustments in connection with final purchase price settlements with the respective buyers.

As noted above, the final purchase price for certain of the divested businesses is subject to adjustment based on working capital or net assets existing at the respective closing dates.  The working capital or net asset figures are subject to agreement with the buyers or if  we cannot come to agreement with each of the buyers, an arbitration process.  Finalization of the working capital or net asset figures for each of these transactions has yet to occur and, accordingly, it is possible that the purchase price and resulting gains (losses) on these transactions may be materially adjusted in subsequent periods.

In addition to the completed transactions described above, in the third quarter of 2005, we committed to a plan to divest two businesses in our Industrial Products and Services and Flow Technology segments. We are actively pursuing purchasers for these businesses and anticipate the sales to be completed by no later than  the first quarter of 2006. Accordingly, we have reported, for all periods presented, their financial condition, results of operations, and cash flows as discontinued operations in our condensed consolidated financial statements. As a result of these planned divestitures, we recorded a charge of $36.3 during the third quarter of 2005 in order to reduce the net assets to be sold to their estimated net realizable value.

For the three and nine months ended September 30, 2005 and 2004, income (loss) from all discontinued operations and the related income taxes are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Income (loss) from discontinued operations	$(20.7)	$53.0	$1,601.9	$99.7
Income tax benefit (provision)	3.2	(14.9)	(556.9)	(28.1)
Income (loss) from discontinued operations, net	$(17.5)	$38.1	$1,045.0	$71.6

For the three and nine months ended September 30, 2005 and 2004, total revenues and pre-tax income, excluding gains/losses on dispositions, from discontinued operations are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$63.6	$432.9	$428.1	$1,243.3

Pre-Tax Income	3.9	53.0	9.8	117.7

The major classes of assets and liabilities, excluding inter-company balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	September 30, 2005	December 31, 2004
Assets:
Cash and equivalents	$3.9	$7.0
Accounts receivable, net	32.4	274.8
Inventories, net	15.4	230.4
Other current assets	5.7	15.8
Net property, plant and equipment	12.3	178.2
Goodwill and intangibles, net	98.3	1,071.6
Other assets	0.2	43.1
Assets of discontinued operations	$168.2	$1,820.9

Liabilities:
Accounts payable	$10.4	$112.2
Accrued expenses and other	17.9	183.0
Short-term debt	—	58.1
Deferred and other income taxes	9.2	99.7
Liabilities of discontinued operations	$37.5	$453.0

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

Since December of 2004, there have been a number of changes within our executive leadership team, including the appointment of a new President and Chief Executive Officer, the separate appointment of a Chairman of the Board of Directors, and the creation of the Chief Operating Officer role. These leadership changes, coupled with the recent divestiture of some significant businesses, have resulted in a shift in strategy toward a somewhat more centralized approach to operational improvement, including lean manufacturing, supply chain management, organizational development, and global expansion, with the intent of capturing synergies that exist within our businesses and, ultimately, on driving revenue and profit margin growth. We believe that a number of our businesses are well positioned to capture synergies and for revenue and profit margin growth based on the potential within the current markets they serve as well as the potential for expansion into additional markets. These businesses have been aggregated into three segments identified as Flow Technology, Test and Measurement, and Thermal Equipment and Services,. Each of the remaining businesses within our portfolio generally represent North American focused industrial operations that lack global scale and will not likely be the focus of acquisition growth. These businesses have been aggregated into a fourth segment identified as Industrial Products and Services.

We have aggregated our operating segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  The aggregation factors considered in determining the segments were the economic similarity of the businesses, the nature of products sold, production processes, and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering special charges and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

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

Test and Measurement

Our Test and Measurement segment engineers and manufactures branded, technologically advanced test and measurement products used across the transportation, defense, telecommunications and utility industries.  Our technology supports the introduction of new systems, expanded services, and sophisticated testing and validation.  Products for the segment include specialty automotive diagnostic service tools, fare collection boxes, portable cable and pipe locators, and vibration testing equipment.  The segment continues to focus on initiatives such as lean manufacturing, expanding its commercialization of the China market and leveraging its outsourcing model.

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

Industrial Products and Services

Our Industrial Products and Services segment is comprised of businesses that generally manufacture and market durable industrial goods to a variety of industries. This segment includes operating units that design, manufacture and market power systems, loading dock products, die castings and filters primarily for the automotive industry, precision machine components for the aerospace industry, television broadcast antenna systems, and industrial tools and hydraulic units.

Financial data for our business segments, including the results of operations from the dates of the respective acquisitions, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues (1):
Flow Technology	$211.6	$194.6	$637.1	$595.5
Test and Measurement	251.8	254.7	778.3	779.5
Thermal Equipment and Services	320.9	296.0	848.5	763.1
Industrial Products and Services	282.1	283.5	850.6	857.6
Total Revenues	$1,066.4	$1,028.8	$3,114.5	$2,995.7

Segment Income:
Flow Technology (2)	$24.5	$20.3	$67.9	$76.3
Test and Measurement (3)	33.6	33.7	87.3	85.9
Thermal Equipment and Services (4)	33.6	34.6	72.8	79.5
Industrial Products and Services	23.2	14.6	63.1	43.1
Total Segment Income	114.9	103.2	291.1	284.8

Corporate Expenses	(21.5)	(16.9)	(65.8)	(50.7)
Pension and Postretirement Expense	(8.0)	(3.2)	(23.0)	(14.4)
Stock-Based Compensation	(8.5)	(5.5)	(21.0)	(17.1)
Special Charges, net	5.4	(6.3)	(4.8)	(17.9)
Impairment of goodwill and indefinite lived intangible assets	—	(71.5)	—	(71.5)

Consolidated Operating Income (Loss)	$82.3	$(0.2)	$176.5	$113.2

(1)             Under the percentage of completion method, we recognized revenues of $235.6 and $553.9 for the three and nine months ended September 30, 2005, respectively, and $193.0 and $488.6 for the three and nine months ended September 30, 2004, respectively.

(2)          In the first quarter of 2005, we recorded a charge of $4.0 related to operating inefficiencies within a valves operation in Canada.

(3)          In the second quarter of 2004, we recorded inventory write-downs of $7.5 associated with the discontinuance of certain utility and telecommunications product lines.

(4)          In the second quarter of 2005, we recorded $3.3 of charges related to an operation in France.  These charges were offset by a credit of $4.7 related to a change in the warranty program for our boiler products business.

(6)                                 SPECIAL CHARGES

Special charges, net, for the nine months ended September 30, 2005 include the following:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Gain on Sale of Assets	Total Special Charges
Flow Technology	$(0.1)	$0.2	$0.6	$0.1	$—	$0.8
Test and Measurement	0.9	1.6	0.9	0.8	—	4.2
Thermal Equipment and Services	1.5	2.1	0.8	0.4	—	4.8
Industrial Products and Services	0.3	0.8	—	—	(7.9)	(6.8)
Corporate	1.1	—	(0.4)	1.1	—	1.8
Total	$3.7	$4.7	$1.9	$2.4	$(7.9)	$4.8

Flow Technology segment - Charges for the first nine months of 2005 related primarily to facility consolidation costs for restructuring actions initiated in 2004.  Of these charges, $0.4 was recorded in the third quarter of 2005.

Test and Measurement segment - Charges for the first nine months of 2005 related primarily to employee termination and lease holding costs associated with the scheduled closures of manufacturing facilities in Miramar, FL and the United Kingdom that totaled $2.2 within our service solutions business and an asset impairment charge of $1.0 relating to the divesture of a facility in the United Kingdom. The Miramar, FL and United Kingdom facility closures will result in the termination of approximately 11 employees.  Of these charges, $0.7 was recorded in the third quarter of 2005.

Thermal Equipment and Services segment - Charges for the first nine months of 2005 related primarily to workforce reductions associated with facility consolidations and closures. Within our boiler products business, we recorded employee benefit costs associated with our previously announced closure of manufacturing activities at our Benton Harbor, MI facility and relocation of certain manufacturing operations from our Michigan City, IN facility to our new Eden, NC facility. These restructuring actions resulted in $2.5 of employee termination and relocation costs during the first nine months of 2005.  Within our cooling businesses, we recognized $2.3 of special charges related primarily to employee termination costs associated with business integration efforts in Germany that were initiated in the fourth quarter of 2004 and employee termination, lease holding, and asset impairment charges associated with the scheduled closure of a facility in the United Kingdom.  The United Kingdom restructuring action will result in the termination of approximately 80 employees.  Of these charges, $0.2 was recorded in the third quarter of 2005.

Industrial Products and Services segment - The net credit for the first nine months of 2005 related primarily to a third quarter gain of $7.9 relating to the sale of land in Milpitas, CA, resulting in the finalization of a previously initiated restructuring action.  This was partially offset by employee and lease termination costs associated with the scheduled closure of facilities in Tempe, AZ and Watertown, WI.  These restructuring actions will result in the termination of approximately 15 employees.  Of these charges, $0.1 was recorded in the third quarter of 2005.

Corporate - Charges for the first nine months of 2005 relate primarily to the lease holding costs for two administrative facilities that were closed during the first quarter of 2005 and an asset impairment charge of $1.1 relating to the planned divestiture of a facility in Newtown, CT recorded in the third quarter of 2005.

We do not expect future costs associated with the above initiatives to be significant.  At September 30, 2005, a total of $8.3 of restructuring liabilities remained on the condensed consolidated balance sheet. With the exception of certain multi-year operating lease obligations and other contractual obligations, which were not material to our condensed consolidated financial statements, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.

Special charges, net, for the nine months ended September 30, 2004 include the following:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Gain on Sale of Assets	Total Special Charges
Flow Technology	$0.5	$0.8	$0.1	$0.6	$(1.3)	$0.7
Test and Measurement	0.8	0.3	—	1.9	—	3.0
Thermal Equipment and Services	2.7	1.0	0.5	4.5	—	8.7
Industrial Products and Services	1.9	2.8	(0.3)	1.5	(1.9)	4.0
Corporate	0.6	—	0.6	0.3	—	1.5
Total	$6.5	$4.9	$0.9	$8.8	$(3.2)	$17.9

Flow Technology segment – Net charges for the nine months ended September 30, 2004 related primarily to employee benefit costs, facility consolidation costs, and asset impairments, partially offset by a gain on the sale of a facility. Employee benefit and facility consolidation costs related to (a) workforce reductions in the United Kingdom and (b) the integration of existing facilities for our air filtration business into facilities of acquired businesses. In connection with the facility consolidation within our air filtration business, we sold a manufacturing facility in Ireland and recorded a corresponding gain of $1.3. These restructuring actions resulted in the termination of approximately three hourly and 12 salaried foreign employees.  Of these charges, $0.6 was recorded in the third quarter of 2004.

Test and Measurement segment - Charges for the nine months ended September 30, 2004 related primarily to workforce reductions and asset impairments. These restructuring actions resulted in the termination of approximately 49 hourly and 30 salaried domestic and foreign employees at our Valley Forge, MI and Bristol, UK locations.  Of these charges, $0.5 was recorded in the third quarter of 2004.

Thermal Equipment and Services segment - Charges for the nine months ended September 30, 2004 related primarily to asset write-downs and employee severance costs associated with our boiler products and cooling businesses.  In 2004, we announced plans to close and relocate manufacturing activities at our Benton Harbor, MI facility and relocate certain manufacturing operations from our Michigan City, IN facility.  As a result of this announcement, we recorded asset impairment charges of approximately $3.3 and employee severance and other charges of $2.1.  Costs relating to the restructuring actions at the cooling business totaled $3.2 and included charges associated with previously initiated closures of two manufacturing facilities and an administrative facility.  These restructuring actions resulted in the termination of approximately 14 hourly and 31 salaried domestic employees.  Of these charges, $3.2 was recorded in the third quarter of 2004.

Industrial Products and Services segment - Net charges for the nine months ended September 30, 2004 related primarily to asset impairments, employee benefit costs and facility closure costs, partially offset by a gain on the sale of a manufacturing facility.

In our dock products business, we recorded $0.8 of employee severance and other charges associated with the previously announced move of manufacturing operations from Milwaukee, WI to Reynosa, Mexico. In addition, we recorded an impairment charge of $0.4 relating to the sale of land in Williamsport, PA, $0.3 of costs relating to workforce reductions at our Raymond, ME facility, and $0.9 of facility closure costs, offset by a $1.9 gain related to the closure and sale of a manufacturing facility in the United Kingdom within our fluid hydraulic power tools business.  Of these charges, $1.6 was recorded in the third quarter of 2004.

Corporate - Charges for the first nine months of 2004 related primarily to a workforce reduction and outsourcing of certain information technology support activities and the exit of certain administrative offices.  These restructuring actions resulted in the termination of seven salaried domestic employees. Of these charges, $0.4 was recorded in the third quarter of 2004.

(7)                                 INVENTORY

Inventory consists of the following amounts:

	September 30, 2005	December 31, 2004
Finished goods	$173.9	$188.8
Work in process	129.6	130.2
Raw material and purchased parts	193.6	173.8
Total FIFO cost	497.1	492.8
Excess of FIFO cost over LIFO inventory value	(14.9)	(12.5)
Total inventory	$482.2	$480.3

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Progress payments, which are netted against work in process, were $34.0 and $22.8 at September 30, 2005 and December 31, 2004, respectively.

(8)                                 INVESTMENT IN JOINT VENTURE

We have a 44.5% joint venture in EGS Electrical Group LLC (“EGS”).  We recorded equity earnings from our investment in EGS of $0.5 and $12.1 for the three and nine months ended September 30, 2005, respectively, and $6.3 and $18.7 for the three and nine months ended September 30, 2004.  The following reduced our equity earnings:

•                     In the third quarter of 2005, EGS recorded a charge for the settlement of a legal matter.  Our portion of this charge totaled $7.5.

•                     In the first quarter of 2005, we recorded an adjustment to reduce the carrying value of our investment in EGS by approximately $4.6.

•                     In the first quarter of 2004, EGS recorded legal charges, with our portion totaling $3.8.

The carrying value of our investment in EGS was $63.8 and $70.7 at September 30, 2005 and December 31, 2004, respectively.

(9)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables reflect goodwill and other intangible assets as of December 31, 2004 and the activity thereafter through September 30, 2005. The activity reflects purchase price adjustments for acquisitions completed not more than one year prior to the date of adjustment, currency translation adjustments (“CTA”), and amortization of definite lived intangibles.

Goodwill

	December 31, 2004	Acquisitions (1)	CTA	September 30, 2005
Flow Technology	$436.3	$12.5	$(16.9)	$431.9
Test and Measurement	379.1	1.9	(6.4)	374.6
Thermal Equipment and Services	627.5	9.2	(27.3)	609.4
Industrial Products and Services	484.2	2.8	0.2	487.2
Total	$1,927.1	$26.4	$(50.4)	$1,903.1

(1)   Includes adjustments resulting from acquisitions completed not more than one year prior to the date of adjustment.

Other Intangibles

	September 30, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$33.3	$(18.7)	$14.6	$34.0	$(15.2)	$18.8
Technology	33.2	(4.7)	28.5	34.9	(3.3)	31.6
Customer Relationships	33.9	(5.1)	28.8	39.0	(3.4)	35.6
Other	23.6	(7.7)	15.9	29.7	(7.2)	22.5
	124.0	(36.2)	87.8	137.6	(29.1)	108.5
Trademarks with indefinite lives:	345.9	—	345.9	351.7	—	351.7
Total	$469.9	$(36.2)	$433.7	$489.3	$(29.1)	$460.2

Estimated amortization expense related to these intangible assets is $14.9 in 2005, $12.5 in 2006, $11.3 in 2007, $9.2 in 2008 and $6.4 in 2009.

At September 30, 2005, intangible assets with determinable lives are primarily associated with the Test and Measurement ($23.1) and Thermal Equipment and Services ($38.5) segments.  Trademarks with indefinite lives are associated with the following segments:  $106.2 in the Flow Technology segment, $70.8 in the Test and Measurement segment, $131.3 in the Thermal Equipment and Services segment, and $37.6 in the Industrial Products and Services segment.

Consistent with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, the fair values of our reporting units are based on discounted cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the recoverability of the carrying values of the reported goodwill and intangibles of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes.  We monitor impairment indicators across all of our businesses, including, but not limited to, our Dock Products, Fluid Power, TPS, and Waukesha Electric Systems businesses, components of our Industrial Products and Services segment, and Radiodetection, a component of our Test and Measurement segment.  As a result of the impairment testing and related charges recorded in 2004, the carrying value of the assets and liabilities of our Dock Products, Fluid Power, TPS and Radiodetection businesses were comparable to their estimated fair value at the respective impairment testing dates.  Accordingly, unfavorable changes in market conditions and estimates or judgments used to determine expected future cash flows for these four businesses could result in additional impairment in the period that the change becomes known.

During the third quarter of 2004, we recorded a non-cash charge of $71.5 for the impairment of goodwill and an indefinite lived intangible asset related to our Dock Products business.  As a result of this test, goodwill was reduced by $54.7 and the carrying value of an indefinite lived intangible asset was reduced by $16.8.

(10)                          WARRANTY

In the normal course of business, we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. In addition, due to the seasonal fluctuations at certain of our businesses, the timing of warranty provisions and the usage of warranty accruals can vary period to period. We make adjustments to initial obligations for warranties as changes in the obligations become reasonably estimable. The following is an analysis of our product warranty accrual for the nine months ended September 30, 2005 and 2004:

	Nine months ended September 30,
	2005	2004
Balance at beginning of period	$57.8	$65.7
Acquisitions/(divestitures), net	(2.1)	3.2
Provisions, net (1)	14.8	6.8
Usage	(17.9)	(15.4)
Balance at end of period	$52.6	$60.3

(1)          Provisions for the nine months ended September 30, 2005 are net of a credit of $4.7 for our boiler products business as a result of a change in their warranty program.

(11)                          EMPLOYEE BENEFIT PLANS

Components of our net periodic benefit cost for our pension and postretirement plans include the following for the respective periods:

Pension Plans

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost	$2.5	$3.7	$7.9	$11.1
Interest cost	19.3	19.5	58.2	58.5
Expected return on plan assets	(23.8)	(25.6)	(73.0)	(76.9)
Amortization of unrecognized losses	7.0	4.0	20.9	11.9
Net periodic benefit cost	$5.0	$1.6	$14.0	$4.6

Postretirement Plans

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost	$—	$(0.1)	$—	$0.1
Interest cost	2.6	2.1	7.7	8.3
Amortization of unrecognized (gains) losses	(0.4)	(0.1)	(1.0)	2.3
Amortization of unrecognized prior service costs	0.8	(0.3)	2.3	(0.9)
Net periodic benefit cost	$3.0	$1.6	$9.0	$9.8

In May 2004, the FASB issued FSP SFAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP SFAS No. 106-2”). FSP SFAS No. 106-2 superceded FSP SFAS No. 106-1 and provides disclosure and accounting guidance for the federal subsidy that will be given to health care plan sponsors who provide specified levels of postretirement healthcare prescription drug benefits. In the third quarter of 2004, we adopted the provisions of FSP SFAS No. 106-2 and made the determination that our postretirement healthcare prescription drug benefits qualified for the federal subsidy, which has resulted, and will continue to result, in a reduction in our net periodic postretirement benefit cost. The reduction to our net periodic postretirement cost upon the adoption of FSP SFAS No. 106-2 was approximately $2.5, all of which was recorded in the third quarter of 2004.  The resulting reduction to our net periodic postretirement cost for the three and nine months ended September 30, 2005 was $0.8 and $2.4, respectively.

Our estimates of required employer contributions to our employee benefit plans have not changed significantly from those disclosed in our 2004 Annual Report on Form 10-K.  However, in connection with the recent consolidation of our pension plans in the United Kingdom, we made contributions to the ongoing plan during the second quarter of 2005 of approximately $19.0.

(12)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the nine months ended September 30, 2005:

	December 31, 2004	Accretion and Lease Assumption	Repayments	September 30, 2005	Loss on Early Extinguishment of Debt (1)
Revolving Credit Loan	$—	$—	$—	$—	$—
Tranche A	191.3	—	(134.1)	57.2	5.8
Tranche B	882.1	—	(882.1)	—	20.6
LYONs (2)	658.5	13.5	(17.9)	654.1	—
7.50% senior notes	472.5	—	(444.3)	28.2	64.5
6.25% senior notes	248.6	—	(227.3)	21.3	20.9
Other borrowings	73.1	1.2	(20.0)	54.3	—
Total Debt	2,526.1	$14.7	$(1,725.7)	815.1	$111.8

Less: short-term debt	63.5			46.8
Less: current maturities of long-term debt	48.3			344.9
Total Long-term Debt	$2,414.3			$423.4

(1)             Loss on early extinguishment of debt relates to the write-off of unamortized deferred financing fees, premiums/fees paid to redeem the senior notes and other costs associated with the extinguishment.  These amounts are reflected in the condensed consolidated statement of operations for the nine months ended September 30, 2005, with $110.4 included in “Loss on early extinguishment of debt” and $1.4 million included in “Income (loss) from discontinued operations”.

(2)             The LYONs are net of unamortized discount of $340.6 and $364.2 at September 30, 2005 and December 31, 2004, respectively.

Credit Facility

As of September 30, 2005, our credit facility includes the Tranche A term loan and a $500.0 revolving credit loan, both of which mature on March 31, 2008, with the Tranche A term loan having scheduled repayments of $0.9 in 2007 and $56.3 in 2008.  As a result of the repayments noted above, the Tranche B term loan that was scheduled to mature on September 30, 2009 has been repaid in full and no future borrowings are permitted. At September 30, 2005, no amounts were borrowed against the revolving credit loan; however, the aggregate available borrowing capacity was reduced by $190.8 of letters of credit outstanding.  See the Liquid Yield Option Notes (“LYONs”) section below regarding our ability and intent to refinance the February LYONs with the $309.2 of availability under our credit facility.  The revolving credit loan is also subject to annual commitment fees between 0.25% and 0.5% on the unused portion of the loan.

Under our credit facility, the Tranche A term loan and any outstanding amounts under our revolving credit loan bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. The Applicable Rate for the revolving credit loans and the Tranche A term loan is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate in effect as of September 30, 2005 is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A term loan and revolving credit loan	Between 2.00% and 2.50%	Between 1.00% and 1.50%

Our credit facility contains various financial and non-financial covenants. As of September 30, 2005, we were in compliance with these covenants.  Under the current amendments to our Credit Facility, the formula relating to our permitted stock buy-backs allow us to purchase an unlimited amount of our equity if our ratio of Consolidated Debt to Consolidated EBITDA (as each is defined in the credit facility) is less than 2.5 to 1.0, subject to the financial and other covenants in the company’s credit facility.  See Note 14 of our condensed consolidated financial statements for the discussion of our share repurchases.

7.50% and 6.25% Senior Notes

During the first quarter of 2005, we completed cash tender offers for $668.2 or 93% of the then outstanding principal amount of our 7.50% and 6.25% Notes (collectively the “Senior Notes”) due January 1, 2013 and June 15, 2011, respectively.   The extent of the cash tender offers exceeded the requisite consent thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes.  Additionally, during the second and third quarter of 2005, we redeemed $3.4 of the Senior Notes.

LYONs

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

The February LYONs has a put option date within twelve months of September 30, 2005 (February 6, 2006).  In accordance with SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” obligations that are by their terms due upon demand within one year of the balance sheet date are to be considered short-term obligations, unless the obligor has the ability and intent to refinance.  Accordingly, $309.2 of the February LYONs have been classified as long-term debt as we have both the ability and intent at September 30, 2005 to refinance such amount through long-term financing that exists under our revolving credit facility (in excess of any amounts outstanding under letters of credit).

Other Financing Activities

In the second quarter of 2005, as part of a customer-initiated program, we entered into an agreement to sell, without recourse, our accounts receivable from the customer.  Accounts receivable sold under this agreement totaled $21.6 for the nine months ended September 30, 2005.

(13)                          FINANCIAL INSTRUMENTS

As of December 31, 2004, we maintained interest rate protection agreements (“swaps”), with maturities through November 2009, which effectively converted $1,100.0 of our variable rate term loans to fixed rates. During January and March of 2005, we terminated all of these swaps for an aggregate cash payment of $13.3, which represented the fair value of the swaps on the respective dates of termination.

At the end of the first quarter of 2005, management committed to a plan to pay off the remainder of our term loans. Because the future interest payments hedged by the related swaps were no longer probable of occurring, we reclassified $15.8 from accumulated other comprehensive income to “loss on early extinguishment of debt” during the first quarter of 2005.

We account for our foreign currency protection agreements (“FX contracts”) as cash flow hedges, and as of September 30, 2005, we had outstanding FX contracts with an aggregate notional amount of $164.4. As of September 30, 2005, the unrealized net loss recorded in accumulated other comprehensive income was $3.5, and we have recorded net current liabilities of $6.0 to recognize the fair value of these FX contracts. We expect to reclassify $2.6 of current FX contract losses from accumulated other comprehensive income to revenues over the next 12 months as the hedged transactions occur. Due to the fluctuations in currency exchange rates, however, the loss recorded in accumulated other comprehensive income is subject to change prior to reclassification to earnings. The amounts of FX contracts were not material during the first nine months of 2004.

From time to time we enter into forward commodity contracts. As of September 30, 2005, the unrealized net gain recorded in accumulated other comprehensive income was $0.6, and we have recorded net current assets of $1.0 to recognize the fair value of these commodity contracts.  We expect to reclassify the unrealized gains mentioned above to costs of products sold over the next 12 months as the hedged transactions occur.

Other than the above noted hedge arrangements, there were no material derivative instrument transactions during the first nine months of 2005 or outstanding at September 30, 2005.

(14)                          SHAREHOLDERS’ EQUITY

(All option, restricted stock, and restricted stock unit amounts are in millions)

Earnings Per Share

The following table sets forth calculations used in the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Income (loss) from continuing operations for calculating basic earnings per share	$54.9	$(35.9)	$(2.4)	$22.1
Interest on convertible LYONs, net of tax	2.7	—	—	—
Income (loss) from continuing operations for calculating diluted earnings per share	$57.6	$(35.9)	$(2.4)	$22.1

Net income for calculating basic earnings per share	37.4	$2.2	$1,042.6	$93.7
Interest on convertible LYONs, net of tax	2.7	—	—	—
Net income for calculating diluted earnings per share	40.1	$2.2	$1,042.6	$93.7

Denominator:
Weighted-average shares outstanding used in basic earnings per share	70.981	74.301	73.261	74.369
Dilutive Securities—Employee stock options, restricted stock and restricted stock units	1.272	—	—	0.977
Conversion of convertible LYONs	9.572	—	—	—
Weighted average number of common and dilutive securities used for calculating diluted earnings per share	81.825	74.301	73.261	75.346

The total number of stock options that could be considered as potential common shares under the treasury stock method that were not included in the computation of diluted earnings per share because their impact would be anti-dilutive based on the current market prices were 9.0 and 9.6 for the three and nine months ended September 30, 2005 and 15.9 and 13.5 for the three and nine months ended September 30, 2004, respectively.

Employee restricted stock and restricted stock units totaling 1.694 and 1.973 have been excluded from the diluted earnings per share calculation for the nine months ended September 30, 2005 and for the three months ended September 30, 2004, respectively, as their impact would be anti-dilutive.

In October 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (“EITF No. 04-8”). Under the EITF’s conclusion, instruments that are convertible to common stock based on achieving a market price trigger are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. At its November 2004 meeting, the EITF declared EITF No. 04-8 effective for all periods ending after December 15, 2004 and required retroactive adoption for all historical periods presented.  The impact of the inclusion of the contingent convertible common shares was a reduction in both income (loss) from continuing operations and net income per share for the period presented below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004(1)	2005(1)	2004(1)
Income (loss) from continuing operations	$(0.06)	$—	$—	$—

Net income	(0.03)	—	—	—

(1)             For the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004, the impact of the inclusion of the LYONs is anti-dilutive.

Restricted Stock and Restricted Stock Unit Awards

For the nine months ended September 30, 2005 and 2004, we issued to selected  employees 0.435 and 0.345 shares of restricted stock and 0.878 and 0.771 restricted stock units, respectively. Additionally, 0.115 of restricted stock units were forfeited during the nine months ended September 30, 2005.

The 2005 shares of restricted stock and restricted stock units primarily vest over a three-year period based on SPX shareholder return versus the S&P 500 composite index. The share grant will vest if the company’s shareholder return outperforms the S&P 500 index on an annual basis. In the event the share grant does not vest in any year, the company’s shareholder return versus the S&P 500 index for the cumulative periods will serve as the basis for vesting. The 2004 shares of restricted stock and restricted stock units vest ratably over a three-year period, as there are no performance criteria related to these awards.

Expense for restricted stock and restricted stock units is recognized over the vesting period in accordance with APB No. 25. Compensation expense associated with restricted stock and restricted stock unit awards totaled $8.5 and $21.0 for the three and nine months ended September 30, 2005 and $5.5 and $17.1 for the three and nine months ended September 30, 2004, respectively.

Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$37.4	$2.2	$1,042.6	$93.7
Foreign currency translation adjustments	(10.8)	10.9	(279.1)	8.9
Change in unrealized gain (loss) on qualifying cash flow hedges, net (1)	1.1	(7.5)	12.4	1.7
Minimum pension liability adjustment	—	—	2.8	—
Comprehensive income	$27.7	$5.6	$778.7	$104.3

(1)                                  The change in unrealized gain (loss) on qualifying cash flow hedges is net of a tax (provision) benefit of $(0.8) and $2.1 for the three months ended September 30, 2005 and 2004, respectively, and net of a tax provision of $(7.9) and $(3.3) for the nine months ended September 30, 2005 and 2004, respectively.

The components of the balance sheet caption accumulated other comprehensive income are as follows:

	September 30, 2005	December 31, 2004
Foreign currency translation adjustment	$149.8	$428.9
Unrealized gains (losses) on qualifying cash flow hedges, net of tax benefit of $1.8 and $9.7, respectively	(2.9)	(15.3)
Minimum pension liability adjustment, net of tax benefit of $48.3 and $49.8, respectively	(83.3)	(86.1)
Accumulated other comprehensive income	$63.6	$327.5

Common Stock in Treasury

The covenants of our senior credit facility contain certain restrictions on payment of dividends and the repurchase of common stock.  On June 27, 2005, we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Commission to facilitate the share repurchase program that was previously authorized by our Board of Directors and announced on March 28, 2005.  In accordance with the new share repurchase plan, during the three months ended September 30, 2005, we repurchased 5.9 shares of our common stock on the open market for $268.9, of which $260.8 had settled as of September 30, 2005.  During the nine months ended  September 30, 2005, we repurchased 7.9 shares of our common stock on the open market for $358.6, of which $342.5 had settled as of September 30, 2005.  In addition, during the nine months ended September 30, 2005, “Common Stock in Treasury” was impacted by $2.0 of restricted stock forfeitures and $1.0 of common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.  We repurchased 1.1 shares of our common stock on the open market for $42.3 during the nine months ended September 30, 2004.

Dividends

In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors.  The dividends for the first, second, and third quarters of 2005 totaled $18.8, $18.4, and $17.5 respectively, and were paid on April 22, 2005, July 19, 2005, and October 3, 2005 respectively.  The dividends for the first, second, and third quarters of 2004 totaled $19.0, $19.0, and $18.8, respectively, and were paid on April 1, 2004, July 1, 2004, and October 1, 2004 respectively.

(15)                          INCOME TAXES

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to our recorded income tax provision (benefit) is as follows for the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Tax at U.S. federal statutory rate	$27.5	$(12.3)	6.2	$5.4
State and local taxes, net of U.S. federal benefit	2.6	(1.1)	0.6	0.5
Higher (lower) taxes relating to foreign income (1)	(8.3)	(0.2)	19.6	0.1
Impairment of goodwill		15.3	—	15.3
Audit settlements with IRS		(2.0)	(5.3)	(35.3)
Other	2.0	1.0	(1.1)	7.3
	$23.8	$0.7	$20.0	$(6.7)

(1)                                The figure for the nine months ended September 30, 2005 includes both foreign and U.S. income taxes on income associated  with cash balances that had been residing in Europe and resulted primarily from the proceeds of the Bomag and Kendro dispositions (see Note 4).  These cash balances were remitted to the U.S. at the end of the second quarter of 2005 in connection with the repatriation of foreign earnings under the terms of the American Jobs Creations Act of 2004.

We have reclassified within our September 30, 2005 condensed consolidated balance sheet $92.0 of deferred tax liabilities relating to the February LYONs (see Note 12) from “Deferred and other income taxes”, a non-current liability, to “Deferred income taxes”, a current asset, as a result of the expected redemption of the February LYONs in February of 2006.

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

If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest to date of approximately $11.0. Although the IRS has not proposed adjustments for later years, we anticipate receiving notices for the 1998 and 1999 transactions. The potential disallowance for these later years, computed on a similar basis to the 1997 disallowance, would be $45.8, plus net interest to date of approximately $13.7. The IRS has proposed penalties with respect to the 1997 transaction of $10.3. Because of several defenses, we believe the successful assertion of penalties is unlikely. In addition, because we filed disclosure notices with the IRS, we should not be subject to penalty assessments for the 1998 or 1999 transactions.

Also in 2004, the IRS issued a notice of proposed adjustment with respect to the sale of Sealed Power Europe in 1997. Specifically, the IRS is proposing to require recapture of certain foreign losses claimed as deductions on tax returns prior to 1997. If the IRS ultimately prevails in its position, the income tax due for 1997 would increase by approximately $6.9, plus net interest to date of approximately $3.0. We also protested this proposed adjustment to the Appeals Office of the IRS in June 2004.

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

Upon the completion of our disposition activities discussed in Note 4 to these condensed consolidated financial statements, including the activity identified for the quarter ended September 30, 2005, we will recognize an additional income tax provision or benefit.  The determination as to the amount of additional income tax provision or benefit is dependent upon, among other things, the structure of the related transactions.  As such, we may experience a material impact on our results of operations and cash flows in the period in which the dispositions are completed or the taxes are due.

(16)                          CONTINGENCIES AND OTHER MATTERS

Litigation Matters

Beginning in March 2004, multiple class action complaints seeking unspecified monetary damages were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock.  These complaints have been consolidated into a single amended complaint against the company and our former Chairman, CEO and President.  On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety.  That motion is fully briefed for ruling by the District Court.

Additionally, on April 23, 2004, an additional class complaint was filed in the same court, alleging breaches of the Employee Retirement Income Security Act of 1974 (“ERISA”) by us, our then general counsel and the Administrative Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan’s holding of our stock.  On June 10, 2005 a first amended Complaint was filed in the ERISA suit, adding as defendants certain current and former directors and Administrative Committee members.  The first amended complaint generally tracks the factual allegations in the Securities Class Action.  On July 25, 2005, we filed a motion to dismiss the amended ERISA complaint in its entirety.  That motion is fully briefed for ruling by the District Court.  On September 8, 2005, the plaintiffs moved the Court to certify the proposed class in the ERISA suit.  We have opposed that motion and it is fully briefed for ruling by the District Court.

We believe that the allegations stated in the Securities Class Action and tag along ERISA suit are without merit and intend to defend against them vigorously.  We are currently unable to predict the outcome, although we believe the potential loss to the company is likely to be within the limits of our coverage under our Directors’ and Officers’ insurance policies.

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

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated.  In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders.  We do not believe the suit has merit and are defending the claim vigorously.  On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract.  On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the U.S. District Court in Detroit.  On September 30, 2005, the Court issued a memorandum opinion and order resolving various summary judgment and other pending motions.  The Court has set the matter for trial commencing April 11, 2006.  While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

Environmental and Other Exposures

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items, which totaled approximately $350.3 and $350.5 at September 30, 2005 and December 31, 2004, respectively, are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations, and liquidity.

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

As of September 30, 2005, we had $327.0 of certain standby letters of credit outstanding, of which $190.8 reduced the available borrowing capacity on our revolving loans, and $210.0 of surety bonds. Of the total letters of credit and surety bonds outstanding at September 30, 2005, $371.7 were for bid, performance or warranty arrangements related to commercial sales arrangements with customers of which the fees are reimbursed by the customer. In addition, $83.7 of our standby letters of credit relate to self-insurance matters and originate from workers compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals.

Change in Incentive Compensation Plan

In July 2005, we implemented a new incentive compensation plan, which has been approved by the Compensation Committee of our Board of Directors and is effective January 1, 2005, for our executive and management team that replaces the Economic Value Added (“EVA”) plan.  Incentive payments under the new plan are based generally on financial metrics such as operating profit margin and operating cash flows.  In conjunction with the adoption of the new plan, the historical individual employee balances under the EVA plan have been converted to restricted stock, restricted stock units, and in the case of the less significant employee balances, cash.  The restricted stock, restricted stock units, and the cash amounts represent fixed awards that vest ratably over a three year period, generally beginning in July of 2005.  The adoption of this plan did not have a significant impact on our results of operations for the three and nine months ended September 30, 2005.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

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

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2004 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.  We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first, second and third quarters of 2005 are April 2, July 2 and October 1, respectively, and April 3, July 3 and October 2 for 2004, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had two fewer days in the first quarter of 2005 and will have one additional day in the fourth quarter of 2005 when compared to the respective 2004 periods.

Seasonality, Competition, and Trends - Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Our heating and ventilation products businesses tend to be stronger during the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers and related services is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Revenues for our service solutions business typically follow program launch timing for diagnostic systems and service equipment. In aggregate, our businesses generally tend to be stronger in the second half of the year.

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

Non-GAAP Measures - Organic revenue growth (decline) presented herein represents total revenues, excluding the impact of acquisitions and foreign currency changes. Our management believes that this metric can be a useful financial measure for investors in evaluating the normal operating performance of the company for the periods presented because it excludes items that are either not completely under management’s control or not an accurate reflection of the underlying growth of the company. In addition, organic revenue growth (decline) is one of the factors used by our management in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under GAAP and should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP.

The following table provides selected financial information for the three and nine months ended September 30, 2005 and 2004, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
Revenues	$1,066.4	$1,028.8	3.7%	$3,114.5	$2,995.7	4.0%
Gross profit	281.8	268.7	4.9%	807.1	787.9	2.4%
% of revenues	26.4%	26.1%		25.9%	26.3%
Selling, general and administrative expense	201.2	186.9	7.7%	613.9	574.8	6.8%
% of revenues	18.9%	18.2%		19.7%	19.2%
Special charges, net	(5.4)	6.3	*	4.8	17.9	*
Impairment of goodwill and indefinite lived intangible assets	—	71.5	*	—	71.5	*
Other income (expense), net	0.1	(1.1)	*	(16.2)	(4.8)	*
Interest expense, net	(10.0)	(42.8)	(76.6)%	(57.4)	(118.0)	(51.4)%
Loss on early extinguishment of debt	—	—	—	(110.4)	—	*
Income (loss) from continuing operations before income taxes	77.6	(41.7)	*	4.7	(3.4)	*
Income tax (provision) benefit	(23.8)	(0.7)	*	(20.0)	6.7	*
Equity earnings in joint ventures	1.1	6.5	(83.1)%	12.9	18.8	(31.4)%
Income (loss) from continuing operations	54.9	(35.9)	*	(2.4)	22.1	*

Consolidated Revenue Growth
Organic Growth			3.1%			1.9%
Foreign Currency			0.3%			0.8%
Acquisitions			0.3%			1.3%
Net Revenue Growth			3.7%			4.0%

*  Not meaningful for comparison purposes.

Revenues—For the three and nine months ended September 30, 2005, the increase in revenues compared to the respective 2004 periods was driven primarily by organic revenue growth.  For both periods, our Thermal Equipment and Services segment, where we experienced strong demand for dry cooling products in China and services in Europe, was the primary contributor to this growth.  Another key contributor was the continued strong growth in the mining, petro-chemical and sanitary markets serviced by businesses in our Flow Technology segment.  Beyond organic revenues, acquisitions increased revenues by $2.8 and $38.6 for the three and nine months ended September 30, 2005, respectively, primarily associated with our 2004 acquisitions of Actron and Auto X-ray in the Test and Measurement segment.  We recognized $235.6 and $553.9 of revenue under the percentage-of-completion method for three and nine months ended September 30, 2005, respectively, which represents increases of 22.1% and 13.4% versus the comparable 2004 periods.

Gross profit— As a percentage of sales, gross profit has remained relatively steady in 2005 compared to the respective 2004 periods.  However, there are a number of changes in the underlying operating activities and one-time events affecting the comparability of these results for both the three and nine month periods.

•                 Our 2005 pricing initiatives have generally offset increases in raw material costs, most notably steel.

•                 Gross profit increased from the improved revenue performance of our Flow Technology segment described above.  However, these additional profits were partially offset by the impact of operating inefficiencies at the segment’s dehydration and air filtration businesses.

•                 Gross profit increased from the improved revenue performance of our Thermal Equipment and Services segment described above.  However, these revenues came at lower margins, reflecting the competitive bidding environment within the related markets.

•                 Operating efficiencies at our dock products business have resulted in significant profit improvement within our Industrial Products and Services segment.  The dock products business has generated profits during 2005 compared to losses in 2004. The 2004 losses were generally attributable to the start-up of its Reynosa, Mexico facility.

•                 We have incurred start-up costs relating to our new Eden, NC facility in our Thermal Equipment and Services segment.

•                 Pricing pressures and lower volumes as a result of continued declines within the domestic automotive market have negatively impacted financial results for our Industrial Products and Services segment in 2005.

•                  We experienced higher self-insurance costs during the three and nine months ended September 30, 2005 of approximately $2.9 and $8.9, respectively, associated with unfavorable trends in our workers compensation, product and general liability claims.

•                  Gross profit for the three and nine month ended September 30, 2004 was negatively impacted by inventory write-downs of $3.3 and $16.2, respectively, at our Flow Technology and Test and Measurement segments.

Selling, general and administrative (“SG&A”) expense— For the three months ended September 30, 2005, the increase in SG&A spending was primarily due to increases in headcount and associated costs within our Thermal Equipment and Services segment in support of our expansion in Asia and Europe.  Additionally, 2005 SG&A spending is higher than 2004 due to costs associated with consolidating certain corporate functions within our Charlotte, NC headquarters and increased pension and postretirement costs.

For the nine months ended September 30, 2005, in addition to the items identified for the three month period, the comparability of SG&A expenses were further impacted by the following items:

•                  An increase in variable costs associated with acquisitions completed in 2004 (e.g., Actron and Auto X-ray).

•                  $1.2 of charges at an operation in France.

•                  Additional professional fees associated with the implementation of regulatory requirements of the Sarbanes-Oxley Act of 2002.

•                  Increased costs related to on-going litigation.

•                  The 2004 SG&A expense was negatively impacted by $3.9 of receivable write-offs associated with a second quarter restructuring of the mid-west distribution channel at our dock products business and favorably impacted by a $5.0 million reduction in incentive compensation expense during the third quarter as ten members of the senior executive team agreed to forego payment of their 2004 incentive compensation.

Special charges, net—Special charges related primarily to restructuring initiatives to consolidate manufacturing, sales, and administrative facilities, reduce workforce, and rationalize certain product lines.  See Note 2 to the condensed consolidated financial statements for the details of actions taken in 2005 and 2004.  The components of special charges, net, follow:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Employee Benefit Costs	$(0.1)	$1.9	$3.7	$6.5
Facility Consolidation Costs	0.8	2.4	4.7	4.9
Other Cash Costs	0.8	1.0	1.9	0.9
Non-Cash Asset Write-downs	1.0	0.7	2.4	8.8
Gain on Sale of Assets	(7.9)	0.3	(7.9)	(3.2)
Total special charges, net	$(5.4)	$6.3	$4.8	$17.9

Impairment of goodwill and indefinite lived intangible assets – The impairment charge of $71.5 for the three and nine months ended September 30, 2004 relates to our dock products business.  See Note 9 to the condensed consolidated financial statements for additional details.

Other income (expense), net – Other income (expense), net, for the three months ended September 30, 2005 is composed primarily of currency transaction losses of $1.0, offset by income primarily associated with the partial recovery of assets that had been previously written off.  Other income (expense), net, for the nine months ended September 30, 2005 consisted of currency transaction losses of $16.6, legal settlement charges of $4.1, and a $1.6 charge for the anticipated settlement of certain claims associated with a previous asset disposition, partially offset by a reduction in liabilities of $2.8 associated with an environmental remediation site and gains of $2.0 associated with the sales of real estate.  Other expense, net, for the three and nine months ended September 30, 2004 consisted primarily of currency transaction losses.

Interest expense, net– The reduction in interest expense is due to the debt retirement activity during 2005 and 2004.  Refer to the discussion of Liquidity and Financial Condition for details pertaining to our 2005 debt retirement activity and our 2004 Annual Report on Form 10-K for details pertaining to our 2004 debt retirement activity.

Loss on early extinguishment of debt— In the first half of 2005, we incurred a loss on the early extinguishment of debt which was comprised of the following: (1) premiums and fees paid for, and the write-off of deferred financing costs associated with, the redemption of the senior notes, (2) the write-off of deferred financing costs relating to the redemption of the term loans, and (3) the termination of the remaining interest rate protection agreements in connection with the pay-off of the term loans.  Refer to the discussion of Liquidity and Financial Condition for additional details.

Income taxes— During the third quarter of 2005, we recorded an income tax provision of $23.8 on pre tax income from continuing operations (inclusive of equity earnings from joint ventures) of $78.7, resulting in an effective income tax rate of 30.2%.  This compares to an income tax provision in the third quarter of 2004 of $0.7 on a pre tax loss from continuing operations (inclusive of equity earnings in joint ventures) of $35.2, resulting in an effective income tax rate of (2.0%).  The effective tax rate for the third quarter of 2005 was favorably impacted by foreign income tax credits.  In the third quarter of 2004, we recorded an impairment charge of $71.5 relating to the goodwill and an intangible asset of our dock products business.  The income tax benefit associated with this charge was only $9.7.  In addition, we decreased the third quarter 2004 income tax provision by $2.0 associated with changes in estimates of income tax liabilities.  The changes in estimates resulted from the closure of certain matters relating to the 2000 income tax return of United Dominion Industries Limited, which was acquired in 2001.

During the first nine months of 2005, we recorded an income tax provision of $20.0 on pre tax income from continuing operations (inclusive of equity earnings from joint ventures) of $17.6, resulting in an effective income tax rate of 113.6%.  This compares to an income tax benefit in the first nine months of 2004 of $6.7 on a pre tax income from continuing operations (inclusive of equity earnings in joint ventures) of $15.4, resulting in an effective income tax rate of (43.5%).  The effective tax rate for the first nine months of 2005 was unfavorably impacted by a high effective income tax rate on certain foreign taxable income, partially offset by the impact of foreign income tax credits.  The effective income tax rate for the first nine months of 2004 was impacted by the matters noted above for the third quarter of 2004 as well as a reduction of our income tax provision of $33.3 in the second quarter of 2004 associated with changes in estimates of income tax liabilities.  These changes in estimates resulted from the closure of certain matters relating to the 1995 to 1997 income tax returns of General Signal Corporation and SPX Corporation.  General Signal Corporation was acquired through a reverse merger in 1998.

We reassess the adequacy of income tax liabilities at the end of each reporting period, taking into account the results of local, state, federal or foreign statutory audits, as well as estimates and judgments used

Equity earnings in joint ventures – The decrease in equity earnings in joint ventures for the three and nine months ended September 30, 2005 is primarily the result of a charge recorded in the third quarter of 2005 of $7.5, representing our portion of the estimated costs for a legal settlement at EGS Electrical Group, LLC (“EGS”), and an adjustment during the first quarter of 2005 to reduce our EGS investment by $4.6.  In addition, equity earnings for the nine months ended September 30, 2004 were impacted by a legal charge at EGS, with our portion of the charge totaling $3.8.

RESULTS OF DISCONTINUED OPERATIONS

For the three and nine months ended September 30, 2005 and 2004, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Income from discontinued operations	$(20.7)	$53.0	$1,601.9	$99.7
Income tax benefit (provision)	3.2	(14.9)	(556.9)	(28.1)
Income from discontinued operations, net	$(17.5)	$38.1	$1,045.0	$71.6

For the three and nine months ended September 30, 2005 and 2004, total revenues and pre-tax income, excluding gains/losses on dispositions, from discontinued operations are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$63.6	$432.9	$428.1	$1,243.3

Pre-Tax Income	3.9	53.0	9.8	117.7

We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business and asset group is deemed probable within the next 12 months. The following businesses, which have been sold, met these requirements and therefore have been reported as discontinued operations for the periods presented.

Business	Discontinued During the Quarter Ended	Actual Closing Date of Sale
Aftermarket automotive products business (“Carfel”)	March 31, 2005	Q3 2005
Lab and life science business (“Kendro”)	December 31, 2004	Q2 2005
Fire detection and building life-safety systems business (“EST”)	December 31, 2004	Q1 2005
Compaction equipment business (“Bomag”)	September 30, 2004	Q1 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005
Axial fan business	December 31, 2004	Q4 2004
Inspection gauging system business	December 31, 2004	Q4 2004
Municipal water valve business	June 30, 2004	Q4 2004

Carfel – Sold for $12.0 in cash.  The purchase price is subject to adjustment based on net assets existing at the date of close.  In the first quarter of 2005, we recorded a loss, net of taxes, of approximately $29.0 based on the estimated selling price of the business.  Upon the sale of the business, we reduced the loss, net of taxes, to $21.1.

Kendro – Sold to Thermo Electron Corporation (“Thermo”) for $835.4 in cash.  The purchase price is subject to adjustment based on net assets existing at the date of close.  We recorded a gain on the sale, net of taxes and transaction fees, of $314.7 in 2005, including a third quarter increase in the gain of $0.9 relating primarily to adjustments to estimated income tax liabilities associated with the transaction.

EST – Sold to General Electric Company (“GE”) for $1,393.5 in cash, net of cash balances assumed by GE of $1.5. The purchase price is subject to adjustment based on working capital existing at the date of close. We recorded a gain on the sale, net of taxes and transaction fees, of $667.4, including a third quarter of 2005 increase in the gain of $4.0, primarily as a result of the settlement of certain items relating to the working capital that existed at the date of close.

Bomag – Sold to Fayat SA (“Fayat”) for $443.3 in cash, net of cash balances assumed by Fayat of $2.7. The purchase price is subject to adjustment based on working capital existing at the date of close. We recorded a gain on the sale, net of taxes and transaction fees, of $133.3, including a third quarter of 2005 increase in the gain of $7.0, primarily as a result of the settlement of certain items relating to the working capital that existed at the date of close.

Brookstone telecommunication services business – Sold for $0.9 in cash. We recorded a loss on the sale, net of taxes and transaction fees, of $10.6 during 2005.

Specialty tool business - Sold for $24.2 in cash, with $21.8 received at the closing and $2.4 deposited in an escrow account. Our receipt of the escrow funds is to occur in the third quarter of 2006 and is contingent upon the buyer’s satisfaction with the clearance of certain standard indemnity matters, as defined in the related purchase agreement.  We recorded a loss on the sale, net of taxes and transaction fees, of $2.7, including a second quarter 2005 increase in the loss by $0.4 as a result of additional costs associated with the transaction.

Axial fan, inspection gauging system, and municipal water valve businesses - Sold for aggregate cash proceeds of $49.6. We recorded a combined loss, net of taxes and transaction fees, on the sales of these businesses of $23.6, with $13.1 and $10.5 recorded in the second and fourth quarters of 2004, respectively.  During the second quarter of 2005, we increased the loss on the sales of these businesses by $1.6 due primarily to working capital adjustments in connection with final purchase price settlements with the respective buyers.

As noted above, the final purchase price for certain of the divested businesses are subject to adjustment based on working capital or net assets existing at the respective closing dates.  The working capital or net asset figures are subject to agreement with the buyers and in the event we cannot come to agreement with each of the buyers, an arbitration process.  Finalization of the working capital or net asset figures for each of these transactions has yet to occur and, accordingly, it is possible that the purchase price and resulting gains (losses) on these transactions may be materially adjusted in subsequent periods.

In addition to the completed transactions described above, in the third quarter of 2005, we committed to a plan to divest two businesses in our Industrial Products and Services and Flow Technology segments. We are actively pursuing purchasers for these businesses and anticipate the sales to be completed by no later than the first quarter of 2006. Accordingly, we have reported, for all periods presented, their financial condition, results of operations, and cash flows as discontinued operations in our condensed consolidated financial statements. As a result of these planned divestitures, we recorded a charge of $36.3 during the third quarter of 2005 in order to reduce the net assets to be sold to their estimated net realizable value.

SEGMENT RESULTS OF OPERATIONS

The following unaudited information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.  The segment results exclude the operating results of discontinued operations for all periods presented.  See Note 5 to the condensed consolidated financial statements for description of each of our reportable operating segments.

Non-GAAP Measures – Throughout the following discussion of segment results, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our segments.  Organic revenue growth is a non-GAAP financial measure, and is not a substitute for revenue growth (decline).  Refer to the explanation of this measure and purpose of use by management under Results of Continuing Operations.

Flow Technology

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
Revenues	$211.6	$194.6	8.7%	$637.1	$595.5	7.0%
Segment Income	24.5	20.3	20.7%	67.9	76.3	(11.0)%
% of Revenues	11.6%	10.4%		10.7%	12.8%

Components of Segment Revenue Growth:
Organic Growth			8.2%			4.9%
Foreign Currency			0.5%			1.3%
Acquisitions			—			0.8%
Net Segment Revenue Growth			8.7%			7.0%

Revenues— For both the three and nine months ended September 30, 2005, the increase in revenues was primarily due to organic revenue growth within the mining, petro-chemical, and sanitary markets.  Additionally, for the nine month period, the McLeod Russell acquisition in mid-January 2004 provided $4.6 of incremental revenues compared to the prior year period.

Segment Income— For the three and nine months ended September 30, 2005, segment income has been favorably impacted by the organic revenue growth noted above.  Our 2005 pricing initiatives have generally offset increases in raw material costs, most notably steel.  However, the incremental segment income effects of these factors were offset by the following:

•                  Operating inefficiencies at the segment’s dehydration and air filtration businesses for the three and nine month periods of 2005, as compared to the same 2004 periods.

•                  Higher self-insurance costs of $1.0 and $3.0 for the three and nine month periods of 2005, respectively, associated with unfavorable trends in workers compensation, product and general liability claims.

•                  A first quarter 2005 charge of $4.0 due to operating inefficiencies within a valves operation in Canada.

In addition, segment income for the three and nine months of 2004 was negatively impacted by inventory write-downs of $3.3 and $8.7, respectively, in our valves operations.

Test and Measurement

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
Revenues	$251.8	$254.7	(1.1)%	$778.3	$779.5	(0.2)%
Segment Income	33.6	33.7	(0.3)%	87.3	85.9	1.6%
% of Revenues	13.3%	13.2%		11.2%	11.0%

Components of Segment Revenue Decline:
Organic Decline			(2.3)%			(4.3)%
Foreign Currency			0.1%			0.6%
Acquisitions			1.1%			3.5%
Net Segment Revenue Decline			(1.1)%			(0.2)%

Revenues— For the three months ended September 30, 2005, revenues declined slightly compared to the prior year quarter, which resulted from the decline in organic revenues, partially offset by the impact of 2004 acquisitions (Actron and Auto X-Ray).  The decline in organic revenues is primarily the result of a decrease in revenues from fare-collection systems.  Revenues from fare-collection systems are highly correlated to the timing of large contracts with municipalities and Federal funding of transportation initiatives, which can cause fluctuations in revenues from period to period.  The acquisitions were made during the third quarter of

2004, therefore the third quarter of 2005 includes the full benefit of operations compared to only a partial benefit in the prior year.

For the nine months ended September 30, 2005, the revenue performance compared to the prior year period is largely attributable to the factors identified for the quarterly comparison.  In addition, the nine-month comparable periods were impacted by unusually strong 2004 European OEM programs.

Segment Income— For the three months ended September 30, 2005, segment income was comparable to the prior year quarter.  However, the following items impacted segment income for the aforementioned periods:

•                  The favorable impact on 2005 segment income resulting from the 2004 acquisitions noted above.

•                  Increased volume within the North American and international tools business.

•                  The negative impact on 2005 segment income resulting from the lower volumes fare-collection systems noted above.

•                  Increases in 2005 self-insurance costs of $0.5 associated with unfavorable trends in workers compensation, product and general liability claims.

For the nine months ended September 30, 2005, in addition to the items identified for the three month period, the comparability of segment income was further impacted by the following items:

•                  The negative impact on 2005 segment income resulting from the lower volumes from European OEM programs noted above.

•                  Cumulative 2005 incremental self-insurance costs of $1.6.

•                  A second quarter 2005 benefit of $2.4 relating to the reimbursement of excess charges by a freight company.

•                  Segment income in 2004 was negatively impacted by inventory write-downs of $7.5 associated with the discontinuance of certain utility and telecommunications products lines.

Thermal Equipment and Services

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
Revenues	$320.9	$296.0	8.4%	$848.5	$763.1	11.2%
Segment Income	33.6	34.6	(2.9)%	72.8	79.5	(8.4)%
% of Revenues	10.5%	11.7%		8.6%	10.4%

Components of Segment Revenue Growth:
Organic Growth			8.0%			10.2%
Foreign Currency			0.4%			1.0%
Acquisitions			—			—
Net Segment Revenue Growth			8.4%			11.2%

Revenues— For both the three and nine months ended September 30, 2005, the increase in revenues was primarily due to organic revenue growth.  The organic revenue growth primarily related to strong demand for dry cooling products in China, and services in Europe.  This is consistent with our 2005 objective of expanding our product platforms in these respective regions.

Segment Income— For the three months ended September 30, 2005, segment income benefited from the increase in revenues generated from dry cooling contracts in China and service contracts in Europe, although at lower margins.  This decline in margin reflects the competitive bidding environment within these markets.  Additionally, our 2005 pricing initiatives have generally offset increases in raw material costs, most notably steel.  However, the incremental segment income effects of these factors were more than offset by the following items:

•                  Additional selling, general and administrative costs to support the segment’s expansion in China and Europe.

•                  Start-up costs relating to the segment’s new Eden, NC facility.

•                  Higher self-insurance costs of $0.6 associated with unfavorable trends in our workers compensation, product and general liability claims.

For the nine months ended September 30, 2005, the decrease in segment income was largely attributable to the factors identified for the three month period.  In addition, the following items further impacted the comparability of segment income:

•                  Cumulative 2005 incremental self-insurance costs of $1.9.

•                  A charge in the second quarter of 2005 at an operation in France of $3.3.

•                  A credit in the second quarter of 2005 of $4.7 for a reduction in warranty liabilities associated with the boiler products business as a result of a change in the related warranty program.

Industrial Products and Services

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
Revenues	$282.1	$283.5	(0.5)%	$850.6	$857.6	(0.8)%
Segment Income	23.2	14.6	58.9%	63.1	43.1	46.4%
% of Revenues	8.2%	5.1%		7.4%	5.0%

Components of Segment Revenue Decline:
Organic Decline			(0.6)%			(1.8)%
Foreign Currency			0.1%			0.2%
Acquisitions			—			0.8%
Net Segment Revenue Decline			(0.5)%			(0.8)%

Revenues— For both the three and nine months ended September 30, 2005, the modest declines in revenues were the result of declines within the domestic automotive market, partially offset by increases within power transformers and broadcast products, the impact of 2004 acquisitions, and 2005 price increases.

Segment Income— For the three months ended September 30, 2005, the most significant reason for the increase in segment income is improved operating efficiencies at our dock products business.  During the third quarter of 2005, this business generated a modest profit compared to a loss in the third quarter of 2004 mostly attributed to the start-up of a facility in Reynosa, Mexico.  Additionally, overall pricing initiatives generally offset increases in raw material costs, most notably steel.  These improvements were partially offset by continued pricing pressures and lower volumes within the domestic automotive market and higher self-insurance costs of $0.8 associated with unfavorable trends in workers compensation, product and general liability claims.

For the nine months ended September 30, 2005, the increase in segment income was largely attributed to the factors identified for the three-month period.  The following items further impacted the comparability of segment income:

•                  Volume increases at our dock and broadcast products businesses, particularly in the first half of 2005.

•                  Cumulative 2005 incremental self-insurance costs of $2.4.

•                  Segment income in 2004 was negatively impacted by $3.9 of receivable write-offs associated with a second quarter restructuring of the mid-west distribution channel at our dock products business.

Corporate Expenses

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Change	2005	2004	Change
Total Consolidated Revenues	$1,066.4	$1,028.8	3.7%	$3,114.5	$2,995.7	4.0%
Corporate Expenses	21.5	$16.9	27.2%	65.8	$50.7	29.8%
% of Revenues	2.0%	1.6%		2.1%	1.7%

For both the three and nine months ended September 30, 2005, the increase in corporate expenses was due partially to relocation and other costs associated with consolidating certain corporate functions within our Charlotte, NC headquarters.  We have incurred $1.1 and $1.9 for the three and nine month periods, respectively, associated with this activity.  We anticipate completing all significant consolidation activities by the first quarter of 2006.  Also, corporate expenses for 2004 were favorably impacted by a reduction in incentive compensation, as during the third quarter of 2004 ten members of the senior executive team agreed to forego payment of their 2004 incentive compensation.  Additionally, for the nine-month comparable periods, the increase in corporate expenses was due to the following:

•                  Professional fees associated with the implementation of the regulatory requirements of the Sarbanes-Oxley Act of 2002.

•                  Higher costs related to ongoing litigation.

OUTLOOK

The following table highlights our segment performance for the first nine months of 2005 and the expectations for the remainder of 2005 based on information available on the date of this report.

We define forecasted trends as follows: “Growth”—Future end market performance is expected to be above the prior year; “Flat”—Future end market performance is expected to be flat compared to the prior year; “Decline”—Future end market performance is expected to be below the prior year.

Segment	2005 Annual Forecasted Trend	Comments
Flow Technology	Growth	We expect the strong demand within the mining, petro-chemical, and sanitary markets to continue in the fourth quarter.
Test and Measurement	Decline	For the fourth quarter, we expect strong organic growth in specialty tools to be more than offset by continued organic declines driven by the timing of contracts for fare-collection systems.
Thermal Equipment and Services	Growth

Organic revenues are anticipated to remain strong in the fourth quarter based on demand for dry cooling products in China and services in Europe.  We enter the fourth quarter of 2005 with a backlog of approximately $730.0 in our cooling equipment and services business. Additionally, we expect an increase in revenues from the heating and ventilation businesses as they enter what is traditionally their strongest quarter of the year.

Industrial Products and Services	Flat	Organic revenue growth is generally expected across the majority of the segment’s businesses, except for those impacted by the domestic automotive market, with the main driver being pricing increases.

Delphi Corporation (“Delphi”) — On October 8, 2005, Delphi filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Delphi is a customer within our Industrial Products and Services and Test and Measurement segments.  Annual revenues derived from Delphi represent less than 2% of consolidated revenues, and we have approximately $4.0 of pre-petition bankruptcy accounts receivable due from Delphi and approximately $3.0 of committed assets.  We currently are unable to estimate an amount of loss, if any, that we may sustain or the impact on future business with Delphi as a result of their Chapter 11 proceedings.  We will continue to evaluate whether, when and to what extent we may be required to record a loss for the accounts receivable and/or the committed assets.

LIQUIDITY AND FINANCIAL CONDITION

Our liquidity needs arise primarily from capital investment in equipment and facilities, funding working capital requirements to support business growth initiatives, debt service costs and acquisitions.

Cash Flow

	Nine months ended September 30,
	2005	2004
Continuing Operations:
Cash flows from (used in) operating activities	$62.0	$(65.3)
Cash flows from (used in) investing activities	2,694.6	(126.8)
Cash flows used in financing activities	(2,169.0)	(202.2)
Cash flows (used in) from discontinued operations	(416.9)	93.6
Decrease in cash and equivalents due to changes in foreign currency exchange rates	(21.8)	(1.3)
Net change in cash and equivalents	$148.9	$(302.0)

Operating Activities—The primary factors contributing to the increase in cash from operating activities during the first nine months of 2005 as compared to the same period in 2004 were as follows:

•                  Lower payments for incentive compensation (approximately $32.0 in the first nine months of 2005 compared to $66.9 in the first nine months of 2004).

•                  A reduction in interest payments of approximately $31.5 in the first nine months of 2005 resulting from the debt retirements in 2005.

•                  Cash payments of  $13.3 associated with the termination of our interest rate swap contracts.

•                  Legal fees of $14.9 paid in the first quarter of 2004 related to the Microsoft settlement that occurred in the fourth quarter of 2003.

•                  Supplier payments of $18.0 made in the first quarter of 2004 related to the December 2003 Hamon acquisition.

•                  A reduction in the year-over-year investment in working capital, primarily relating to inventories.

The above increases in operating cash flows for the first nine months of 2005 were partially offset by the following:

•                  The reduction of non-recourse sales of trade receivables, as operating cash flows for the first nine months of 2004 included approximately $108.2 of proceeds from the sale of trade receivables, compared to $21.6 in the first nine months of 2005.

•                  Contributions totaling $19.0 made in the second quarter of 2005 in connection with the consolidation of our pension plans in the United Kingdom.

•                  Income tax payments totaling $27.1 relating primarily to the repatriation of foreign earnings to the United States during 2005.

Investing Activities—The primary factors contributing to the increase in cash from investing activities during the first nine months of 2005 as compared to the same period in 2004 were as follows:

•                  Proceeds totaling $2,706.6 from the sale of various businesses, while there were no such sales in 2004.

•                  Cash flows for acquisitions and investments totaling $111.0 in 2004, while the amount of investments in the first nine months of 2005 was only $9.0.

•                  Proceeds from other asset sales of $41.3 in 2005, due primarily from the sale of land in Milpitas, CA in the third quarter of 2005 compared to total proceeds of $14.7 in 2004.

Financing Activities— The primary factors contributing to the increase in cash used in financing activities during the first nine months of 2005 as compared to the same period in 2004 were as follows:

•                  The repurchase of our senior notes totaling $744.5.

•                  Repayments on our Tranche A and B terms loans collectively totaling $1,010.6 in addition to the scheduled repayments of $5.6 on our Tranche A term loan.

•                  The redemption of our May LYONs totaling $17.9.

•                  Repurchases of our common stock totaling $342.5 in 2005 compared to $42.3 in 2004.

•                  Proceeds from the exercise of stock options of $27.9 in 2005 compared to $35.4 in 2004.

Discontinued Operations— The primary factors contributing to the decrease in cash flows from discontinued operations during the first nine months of 2005 as compared to the same period in 2004 were as follows:

•                  Income tax payments totaling $369.2 primarily associated with the sale of EST, Kendro and Bomag.

•                  Fees paid during the first nine months of 2005 associated with businesses sold during the fourth quarter of 2004 and the first nine months of 2005.

•                  Lower operating cash flows for Bomag, EST and Kendro during the first nine months of 2005 due primarily to their disposition in January, March and May of 2005, respectively.

•                  Repayments of $15.3 under Bomag’s accounts payable financing program in 2005 versus a cash inflow of $22.6 in 2004.

Borrowings and Availability

Borrowings — During the first nine months of 2005, we entered into a number of transactions to reduce outstanding debt.  The following table summarizes these transactions.  See Note 12 to the condensed consolidated financial statements for additional details regarding our 2005 debt retirements.

	December 31, 2004	Accretion and Lease Assumption	Repayments	September 30, 2005	Loss On Early Extinguishment of Debt (1)
Revolving Credit Loan	$—	$—	$—	$—	$—
Tranche A	191.3	—	(134.1)	57.2	5.8
Tranche B	882.1	—	(882.1)	—	20.6
LYONs (2)	658.5	13.5	(17.9)	654.1	—
7.50% senior notes	472.5	—	(444.3)	28.2	64.5
6.25% senior notes	248.6	—	(227.3)	21.3	20.9
Other borrowings	73.1	1.2	(20.0)	54.3	—
Total Debt	2,526.1	$14.7	$(1,725.7)	815.1	$111.8

Less: short-term debt	63.5			46.8
Less: current maturities of long-term debt	48.3			344.9
Total Long-term Debt	$2,414.3			$423.4

(1)             Loss on early extinguishment of debt relates to the write-off of unamortized deferred financing fees, premiums/fees paid to redeem the senior notes and other costs associated with the extinguishment.  These amounts are reflected in the condensed consolidated statement of operations for the nine months ended September 30, 2005, with $110.4 included in “Loss on early extinguishment of debt” and $1.4 million included in “Income (loss) from discontinued operations”.

(2)             The LYONs are net of unamortized discount of $340.6 and $364.2 at September 30, 2005 and December 31, 2004, respectively.

The remaining LYONs have a put option date within twelve months of September 30, 2005 (February 6, 2006).  In accordance with SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” obligations that are by their terms due upon demand within one year of the balance sheet date are to be considered short-term obligations, unless the obligor has the ability and intent to refinance.  It is our intent to refinance the February LYONs, which holders may require us to repay prior to maturity.  Accordingly, $309.2 of the February LYONs, representing the available capacity under our revolving credit facility at September 30, 2005 (refer to Availability section below) have been classified as long-term debt.

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of September 30, 2005 and December 31, 2004, the participating businesses had $11.8 and $15.8, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for payment beyond normal payment terms. As of September 30, 2005 and December 31, 2004, the participating businesses had $34.0 and $46.7 outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third party lending institutions, we have classified these amounts as short-term debt.

Availability – Beyond our current balance of cash and equivalents and projections for future cash flows, we had the following availability under existing facilities at September 30, 2005:

•                  Our credit facility includes the Tranche A term loan and a $500.0 revolving credit loan, both of which mature on March 31, 2008, with the Tranche A term loan having scheduled repayments of $0.9 in 2007 and $56.3 in 2008. At September 30, 2005, no amounts were borrowed against the revolving credit loan; however, the aggregate available borrowing capacity was reduced by $190.8 of letters of credit outstanding, resulting in $309.2 of availability under our credit facility.  See the discussion on the outstanding LYONs above regarding our ability and intent to refinance the outstanding balance with the availability under our credit facility at September 30, 2005.

Under our credit facility, the term loans and any outstanding amounts under our revolving credit loan bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. The Applicable Rate for the revolving credit loans and the Tranche A term loan is based upon the Consolidated Leverage Ratio as defined in the credit facility. The Applicable Rate in effect as of September 30, 2005 is as follows:

	LIBOR based borrowings	ABR based borrowings
Tranche A term loan and revolving credit loan	Between 2.00% and 2.50%	Between 1.00% and 1.50%

Our credit facility contains various financial and non-financial covenants. As of September 30, 2005, we were in compliance with these covenants.

Our credit facility also includes covenant provisions regarding, among other things, indebtedness, liens, investments, guarantees, acquisitions, dispositions, sale and leaseback transactions, restricted payments and transactions with affiliates. Based on available information, we do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Under the credit facility covenants, our ability to pay cash dividends in a fiscal year is limited to $75.0 plus an amount equal to 50% of Consolidated Net Income (as defined in the covenants) for the immediately preceding fiscal year, minus stock repurchases in excess of $200.0 if our Consolidated Leverage Ratio is between 3.0 and 2.0.  Under the current amendment to our Credit Facility the formula relating to our permitted stock buy-backs allows us to purchase an unlimited amount of our equity if our ratio of Consolidated Debt to Consolidated EBITDA (as each is defined in the credit facility) is less than 2.5 to 1.0, subject to the financial and other covenants in the company’s credit facility.  Based on available information, we do not expect these covenants to restrict our ability to pay future cash dividends or to complete our previously announced share repurchase program.  See Note 14 to the condensed consolidated financial statements for additional details regarding our dividend and share repurchase programs.  We expect to repurchase an additional four to five million shares before December 31, 2005 as part of our share repurchase program. As of October 31, 2005, we have repurchased approximately two million of these additional shares.

We are currently negotiating with leading financial institutions to arrange a new credit facility.  This new credit facility will replace our existing credit facility and provide funds to replace the outstanding LYONs.  We anticipate that the new facility will be in the range of $1,550.0 to $1,650.0, with a five year term, and we will complete our negotiations and execute the agreement in the fourth quarter of 2005. This new facility will replace our existing credit facility, including the early repayment of $57.2 of debt outstanding at September 30, 2005 under the Tranche A term loan. There can be no assurance that we will be successful in obtaining a new credit facility on these terms.

•                  In April 2003, we entered into a three-year trade receivables financing agreement whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivables balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our businesses. We had $1.0 outstanding under this financing agreement at both September 30, 2005 and December 31, 2004.

•                  We have a shelf registration statement for 4.3 shares of common stock that may be issued for acquisitions. We also have a $1,000.0 shelf registration that may be used in connection with an offering of certain debt and or equity securities for general corporate purposes or for the refinancing of existing debt. In addition, other financing instruments may be used from time to time, including, but not limited to, private placement instruments, operating leases, capital leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes or to refinance existing debt.

We believe that current cash and equivalents, cash flows from operations and our availability under unused facilities described above will be sufficient to fund working capital needs, planned capital expenditures, ongoing equity repurchases, dividend payments, other operational cash requirements and required debt service obligations.  We have the ability to repurchase shares and outstanding indebtedness to the extent permitted under our credit facility.

Other Financing Activities

In the first nine months of 2004, we entered into a sale and assignment agreement whereby certain of our businesses sold, without recourse, $108.2 million in accounts receivable. In the fourth quarter of 2004, we discontinued the sale of accounts receivable under the above agreement.

In the second quarter of 2005, as part of a customer-initiated program, we entered into an agreement to sell, without recourse, our accounts receivable from the customer.  We sold $21.6 of accounts receivable under this agreement in the first nine months of 2005.

Financial Instruments

As of December 31, 2004, we maintained interest rate protection agreements (“swaps”), with maturities through November 2009, which effectively converted $1,100.0 of our variable rate term loans to fixed rates.  During January and March of 2005, we terminated all of these swaps for an aggregate cash payment of $13.3, which represented the fair value of the swaps on the respective dates of termination.

At the end of the first quarter of 2005, management committed to a plan to pay off the remainder of our term loans. Because the future interest payments hedged by the related swaps were no longer probable of occurring, we reclassified $15.8 from accumulated other comprehensive income to “loss on early extinguishment of debt” during the first quarter of 2005.

We account for our foreign currency protection agreements (“FX contracts”) as cash flow hedges, and as of September 30, 2005, we had outstanding FX contracts with an aggregate notional amount of $164.4. As of September 30, 2005, the unrealized net loss recorded in accumulated other comprehensive income was $3.5, and we have recorded net current liabilities of $6.0 to recognize the fair value of these FX contracts. We expect to reclassify $2.6 of current FX contract losses from accumulated other comprehensive income to revenues over the next 12 months as the hedged transactions occur. Due to the fluctuations in currency exchange rates, however, the loss recorded in accumulated other comprehensive income is subject to change prior to reclassification to earnings.  The amounts of FX contracts were not material during the first nine months of 2004.

From time to time we enter into forward commodity contracts.  As of September 30, 2005, the unrealized net gain recorded in accumulated other comprehensive income was $0.6, and we have recorded net current assets of $1.0 to recognize the fair value of these commodity contracts.  We expect to reclassify the unrealized gains mentioned above to costs of products sold over the next 12 months as the hedged transactions occur.

Other than the above noted hedge arrangements, there were no material derivative instrument transactions during the first nine months of 2005 or outstanding at September 30, 2005.

Concentration of Credit Risk

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

As of September 30, 2005, we had outstanding $327.0 of certain standby letters of credit, of which $190.8 reduced the available borrowing capacity on our revolving loans, and $210.0 of surety bonds. Of the total letters of credit and surety bonds outstanding at September 30, 2005, $371.7 were for bid, performance or warranty arrangements related to commercial sales arrangements with customers who reimburse us for the associated fees. In addition, $83.7 of our standby letters of credit relate to self-insurance matters and originate from workers compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals. Except for the previously mentioned matters, we do not have any other material guarantees, off-balance sheet arrangements or purchase commitments.

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

Contractual Obligations — Except for the debt repayments that occurred during the nine months ended September 30, 2005, as noted elsewhere herein, there have been no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

See Note 16 to the condensed consolidated financial statements for further discussion of contingencies and other matters.

Pension Plans— The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The historic lows in long-term interest rates experienced over the last two years has contributed to a $218.6 underfunded status for our pension plans at December 31, 2004. Our non-funded pension plans accounted for $105.5 of the underfunded status at December 31, 2004. The updated measurement of the plans’ funded status will be determined in the fourth quarter of 2005 and will be affected by the performance of U.S. financial markets, performance of plan assets, and the level of market interest rates at December 31, 2005. Regardless of the outcome, at this time we do not expect that we will be required to make any required plan contributions to our primary domestic pension plans in 2005. However, in connection with the consolidation of our pension plans in the United Kingdom, we made a contribution to the surviving plan during the second quarter of 2005 of approximately $19.0.  For the three and nine months ended September 30, 2005, we recorded net pension expense of $5.0 and $14.0 compared to $1.6 and $4.6 for the three and nine months ended September 30, 2004. There can be no assurance that future periods will include similar net pension results or that regulatory mandated cash contributions will not be required

Employment—At September 30, 2005, we had approximately 18,500 employees. Sixteen domestic collective bargaining agreements or relationships and various foreign collective labor arrangements cover approximately 2,000 employees, on a worldwide basis. We also are signatories to various area standards agreements for certain construction, maintenance and repair work in the cooling tower industry. While we generally have experienced satisfactory labor relations at our various locations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

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

If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest to date of approximately $11.0. Although the IRS has not proposed adjustments for later years, we anticipate receiving notices for the 1998 and 1999 transactions. The potential disallowance for these later years, computed on a similar basis to the 1997 disallowance, would be $45.8, plus net interest to date of approximately $13.7. The IRS has proposed penalties with respect to the 1997 transaction of $10.3. Because of several defenses, we believe the successful assertion of penalties is unlikely. In addition, because we filed disclosure notices with the IRS, we should not be subject to penalty assessments for the 1998 or 1999 transactions.

Also in 2004, the IRS issued a notice of proposed adjustment with respect to the sale of Sealed Power Europe in 1997. Specifically, the IRS is proposing to require recapture of certain foreign losses claimed as deductions on tax returns prior to 1997. If the IRS ultimately prevails in its position, the income tax due for 1997 would increase by approximately $6.9, plus net interest to date of approximately $3.0. We also protested this proposed adjustment to the Appeals Office of the IRS in June 2004.

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

Upon the completion of our disposition activities discussed in Note 4 to these condensed consolidated financial statements, including the activity identified for the quarter ended September 30, 2005, we will recognize an additional income tax provision or benefit.  The determination as to the amount of the additional income tax provision or benefit is dependent upon, among other things, the structure of the related transactions.  As such, we may experience a material impact on our results of operations and cash flows in the period in which the dispositions are completed or the taxes are due.

Significance of Goodwill and Intangibles—We had goodwill of $1,903.1, net intangible assets of $433.7 and shareholders’ equity of $2,558.8 at September 30, 2005. There can be no assurance that circumstances will not change in the future that will affect the useful lives or the carrying value of our goodwill and intangible assets. In accordance with our policy, we conduct our annual impairment testing of goodwill and indefinite-lived intangibles in connection with our long-range forecasting process, which takes place in the fourth quarter. In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. Consistent with the requirements of SFAS No. 142, the fair values of our reporting units are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the recoverability of the carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections including principal methods of competition such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across all of our businesses, including, but not limited to, our Dock Products, Fluid Power, TPS, Waukesha Electric Systems, and Radiodetection businesses.  Due to the impairment charge recorded for Dock Products, Fluid Power, TPS and Radiodetection businesses during 2004, the carrying value of the assets and liabilities of these businesses was comparable to their estimated fair value as of the respective testing dates.  Accordingly, unfavorable changes in market conditions and estimates or judgments used to determine expected future cash flows for these businesses could result in additional impairment in the period that the change becomes known.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2005 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the unaudited financial statements, specifically Note 16 under the heading “Litigation Matters”, included under Part I of this Form 10-Q.

ITEM 2.  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the repurchases of common stock during the three months ended September 30, 2005:

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program

7/1/05-7/31/05	689,000	$48.14	689,000		(1)

8/1/05-8/31/05	2,644,875	$44.87	2,644,875		(1)

9/1/05-9/30/05	2,531,929	$46.23	2,531,929		(1)

Total	5,865,804		5,865,804		(1)

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

ITEM 6.  Exhibits

10.1

Third Supplemental Indenture, dated as of March 24, 2005, between SPX Corporation and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as Trustee, incorporated by reference from our Current Report on Form 8-K/A filed on November 7, 2005.

10.2

Fourth Supplemental Indenture, dated as of March 24, 2005, between SPX Corporation and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as Trustee, incorporated by reference from our Current Report on Form 8-K/A filed on November 7, 2005.

10.3	Amendment to the SPX Corporation 2005 Non-Employee Director’s Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on August 29, 2005.

10.4	Separation Agreement dated September 23, 2005, by and between Jay Caraviello and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 23, 2005.

11	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 3 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION (Registrant)

Date: November 7, 2005	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: November 7, 2005	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

10.1

Third Supplemental Indenture, dated as of March 24, 2005, between SPX Corporation and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as Trustee, incorporated by reference from our Current Report on Form 8-K/A filed on November 7, 2005.

10.2

Fourth Supplemental Indenture, dated as of March 24, 2005, between SPX Corporation and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as Trustee, incorporated by reference from our Current Report on Form 8-K/A filed on November 7, 2005.

10.3	Amendment to the SPX Corporation 2005 Non-Employee Director’s Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on August 29, 2005.

10.4	Separation Agreement dated September 23, 2005, by and between Jay Caraviello and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 23, 2005.

11	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 3 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.