Form 10-K
period 2005-12-31
SPX CORP
filed 2006-03-16
CIK 88205

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005, or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 1-6948

SPX Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	38-1016240 (I.R.S. Employer Identification No.)

13515 Ballantyne Corporate Place
Charlotte, NC 28277
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: 704-752-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $10.00	New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $3,390,774,409. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2006, was 59,696,288.

        Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting to be held on May 5, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

P A R T    I

ITEM 1. Business

(All dollar and share amounts are in millions, except per share data)

Forward-Looking Information

        Some of the statements in this document and any documents incorporated by reference constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management's estimates of future operating results are based on our current complement of businesses, which is subject to change. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading "Risk Factors" and in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We undertake no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Report.

Business

        We were incorporated in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted our current name in 1988. Since 1968, we have been incorporated under the laws of Delaware. On May 24, 2001, we completed the acquisition of United Dominion Industries Limited ("UDI") in an all-stock acquisition valued at $1,066.9. We also assumed $884.1 of UDI debt, bringing the total transaction value to $1,951.0.

        We operate in over 20 countries and have approximately 15,100 employees worldwide. These employees are associated with ongoing businesses that have been classified in our consolidated financial statements as continuing operations. At December 31, 2005, we had approximately 3,200 employees associated with businesses that we intend to sell in 2006 and have classified in our consolidated financial statements as discontinued operations. Substantially all of these employees were part of our security and protection business, which was sold in January 2006. See below for further discussion of our divestiture activity. Our strategy is to create market advantages through technology, service and product leadership, by expanding our market focus to offer full customer solutions.

        We are a global multi-industry company focused on profitably growing our business platforms that have scale and substantial growth potential. We are a provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services. We offer a diverse collection of products, which include, but are not limited to, valves, back-flow prevention and fluid handling equipment, metering and mixing solutions, air filtration products, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, high-tech die castings, dock products and systems, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, automotive, telecommunications, transportation and power generation.

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

  •
  strategically analyzing our businesses to determine their long-term fit;

  •
  growing through internal development and acquisitions;

  •
  globalization;

  •
  right-sizing our businesses to market and economic conditions to protect against economic downturns and take advantage of strong economic cycles; and

  •
  focusing on continuous improvements to drive results.

Divestitures

        As part of our business strategy, we regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we report businesses or asset groups as discontinued operations when the operations and cash flows of the business or asset group have been or will be eliminated, when we will not have any continuing involvement with the business or asset group after the disposal transaction, and when we have met these additional six criteria:

  •
  management has approved a plan to sell the business or asset group;

  •
  the business or asset group is available for immediate sale;

  •
  an active program to sell the business or asset group has been initiated;

  •
  the sale of the business or asset group is probable within one year;

  •
  the marketed sales value of the business or asset group is reasonable in relation to its current fair value; and

  •
  it is unlikely that the plan to divest the business or asset group will be significantly altered or withdrawn.

        The following businesses, which have been sold, met the above requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Discontinued During the Quarter Ended	Actual Closing Date of Sale
Security and protection business ("Vance")	September 30, 2005	Q1 2006
Mueller Steam, Febco and Polyjet product lines	September 30, 2005	Q4 2005
Aftermarket automotive products business ("Carfel")	March 31, 2005	Q3 2005
Lab and life science business ("Kendro")	December 31, 2004	Q2 2005
Fire detection and building life-safety systems business ("EST")	December 31, 2004	Q1 2005
Compaction equipment business ("Bomag")	September 30, 2004	Q1 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005
Axial fan business	December 31, 2004	Q4 2004
Inspection gauging system business	December 31, 2004	Q4 2004
Municipal water valve business	June 30, 2004	Q4 2004

        In addition to the completed transactions described above, in the fourth quarter of 2005, we committed to a plan to divest a business within our Industrial Products and Services segment. We are actively pursuing a purchaser for the business and anticipate that the sale will be completed by the second quarter of 2006. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our consolidated financial statements.

        Unless otherwise indicated, amounts provided throughout this Annual Report on Form 10-K relate to continuing operations only.

Acquisitions

        In November 2005, we completed an acquisition within our Test and Measurement segment for a cash purchase price of $41.4, net of cash acquired of $22.6. The acquired company had revenues of approximately $77.0 in the twelve months prior to the date of acquisition.

Segments

        Since December 2004, there have been a number of changes within our executive leadership team, including the appointment of a new President and Chief Executive Officer, the separate appointment of a Chairman of the Board of Directors, and the creation of the Chief Operating Officer role. These leadership changes, coupled with the divestiture of some significant businesses, have resulted in a shift in strategy toward a more centralized approach to operational improvement, including lean manufacturing, supply chain management, organizational development, and global expansion, with the intent of capturing synergies that exist within our businesses and, ultimately, on driving revenue, profit margin, and cash flow growth. We believe that a number of our businesses are well positioned to capture synergies and for growth in these metrics based on the potential within the current markets they serve as well as the potential for expansion into additional markets. Beginning in the first quarter of 2005, we aggregated these businesses into three segments identified as Flow Technology, Test and Measurement, and Thermal Equipment and Services. Each of the remaining businesses within our portfolio generally represent North American focused industrial operations that lack global scale and will not likely be the focus of acquisition growth. These businesses have been aggregated into a fourth segment identified as Industrial Products and Services. We have restated segment information for periods prior to January 1, 2005 to reflect our new segment structure.

        We have aggregated our operating segments in accordance with the criteria defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The aggregation factors we considered in determining the segments were the economic similarity of the businesses, the nature of products sold, production processes, and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expenses, and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment. For more information on the results of our segments, see Note 5 to our consolidated financial statements.

Flow Technology

        Our Flow Technology segment had revenues of $878.1, $810.9, and $674.9 in 2005, 2004, and 2003, respectively. The businesses within this segment design, manufacture and market solutions and products that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications and airflow treatment systems. The businesses within our Flow Technology segment focus on innovative, highly engineered new product introductions and expansion from products to systems and services to create total customer solutions. These businesses produce i) industrial valves for gases, liquids, and slurries, ii) industrial fluid mixers, agitators, handling equipment, pumps, and metering systems ("processing equipment"), and iii) filtration and dehydration products. Our industrial valves are sold primarily to pulp and paper manufacturers, as well as to the chemical processing and petroleum industries, under the Dezurik, Raven, K-Flow, Copes-Vulcan, and Daniel Valve brand names, and compete with Fisher, Haywood, and others in a fragmented market. Our processing equipment is sold primarily to the chemical processing, mineral processing, and sanitary industries under the Lightnin, Bran & Luebbe, and Waukesha Cherry-Burrell brand names, and competes with Chemineer, EKATO, Milton Roy, and Lewa for mixers, agitators, and metering systems, and with Fristam, Sudmo, Tuchenhagen, and Tri-Clover for sanitary products. For our filtration and dehydration products, we compete primarily in the petrochemical, power generation, electronics, and light manufacturing industries, as well as providing aftermarket parts and services to these industries.

Test and Measurement

        Our Test and Measurement segment had revenues of $1,059.6, $1,092.6, and $931.7 in 2005, 2004, and 2003, respectively. This segment engineers and manufactures branded, technologically advanced test and measurement products across the transportation, defense, telecommunications, and utility industries. Our technology supports the introduction of new systems, expanded services, and sophisticated testing and validation. Products for the segment include specialty automotive diagnostic service tools, fare collection boxes, portable cable and pipe locators, and vibration testing equipment. Our automotive diagnostic service tools product line includes diagnostic systems and service equipment as well as specialty tools. The diagnostic systems and service equipment are sold to the franchised vehicle dealers of original equipment manufacturers ("OEMs"), aftermarket national accounts, and independent repair facilities. We sell diagnostic systems under the OTC, Actron, AutoXray, Tecnotest, and Robinair brand names. These products compete with brands such as Snap-on and ESP. We intend to grow this business by developing new service capabilities and strengthening alliances in diagnostic platforms. Our specialty tools are sold to franchised vehicle dealers, aftermarket national accounts, and independent repair facilities. We are the primary global provider of specialty tools for motor vehicle manufacturers' dealership networks to General Motors, Ford, Daimler Chrysler, Harley Davidson and John Deere, and the primary domestic provider to Toyota, BMW and Nissan. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle systems design and the number of dealerships, and are not directly correlated with the volume of vehicles produced by the motor vehicle manufacturers. The segment's automated fare collection boxes are sold to municipal bus and rail transit systems, as well as postal vending systems, primarily within the North American market. Our portable cable and pipe locator line is comprised of electronic testing, monitoring, and inspection equipment for locating and identifying metallic sheathed fiber optic cable, horizontal boring guidance systems, and inspection cameras. The segment sells this product line to a wide customer base, including utility and construction companies, municipalities, and telecommunication companies. Our vibration testing products are sold primarily to the aerospace, automotive, and electronics industries, with the main competitors being IMV and Upholtz Dickie.

        In November 2005, we acquired CarTool GmbH ("CarTool") for $41.4 in cash, net of cash acquired of $22.6. CarTool is a manufacturer of specialty tools used to service and repair vehicles within the original equipment vehicle service and repair industry, primarily in Europe.

Thermal Equipment and Services

        Our Thermal Equipment and Services segment had revenues of $1,204.3, $1,065.3, and $883.0 in 2005, 2004, and 2003, respectively. This segment engineers, manufactures, and services cooling, heating, and ventilation products for markets throughout the world. Products for the segment include dry, wet, and hybrid cooling systems, cooling towers, and air-cooled condensers for the power generation, refrigeration, HVAC, and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade, and modernize power stations. Our cooling products and services are sold under the brand names of Marley, Balcke, Ceramic, and Hamon Dry Cooling, with the major competitors to these product and service lines being Baltimore Aircoil, Evapco, and GEA. Our hydronic products include a complete line of gas and oil fired cast iron boilers for space heating in residential and commercial applications, as well as ancillary equipment. The segment's hydronic products compete mainly with Burnham and Dunkirk. Our heating and ventilation product line includes i) baseboard, wall unit, and portable heaters, ii) commercial cabinet and infrared heaters, iii) thermostats and controls, iv) air curtains, and v) circulating fans. The segment's heating and ventilation products are sold under the Berko, Qmark, Farenheat, Aztec, Patton, and Leading Edge brand names, with the principal competitors being TPI, Quellet, and Dimplex for heating products, and Lenexa, TPI, and Air Master for ventilation products.

Industrial Products and Services

        Our Industrial Products and Services segment had revenues of $1,150.2, $1,127.1, and $1,060.9 in 2005, 2004, and 2003, respectively. The segment includes operating units that design, manufacture, and market power systems, loading dock products, die castings and filters primarily for the automotive industry, precision machine components for the aerospace industry, television and broadcast antenna systems, and industrial tools and hydraulic units.

Joint Venture

        We have one significant joint venture, EGS Electrical Group, LLC ("EGS"), with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Canada and Mexico and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis. We typically receive our share of this joint venture's earnings in cash dividends.

International Operations

        We are a multinational corporation with operations in over 20 countries. Our international operations are subject to the risks of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments, as well as other risks attendant to the countries in which they are located. Our export sales from the United States were $286.2 in 2005, $287.3 in 2004, and $222.2 in 2003.

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

        We spent $58.8 on research activities relating to the development and improvement of our products in 2005, $57.0 in 2004, and $53.0 in 2003.

Patents/Trademarks

        We own over 600 domestic patents and 150 foreign patents, including approximately 80 patents that were issued in 2005, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our businesses, we do not consider any single patent or trademark to be of such material importance that its absence would adversely affect our ability to conduct business as presently constituted to a significant extent. We are both a licensor and licensee of patents. For more information, please refer to "Risk Factors" herein.

Raw Materials

        We manufacture many of the components used in our products; however, our strategy includes increasing the amount of components and sub-assemblies that we outsource to other companies. Our increasing dependence on third-party suppliers for outsourced products or components subjects us to the risk of customer dissatisfaction with the quality or performance of the products we sell because of supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately to our inability to supply products to our customers. We believe that we generally will be able to continue to obtain adequate supplies of major items or appropriate substitutes at reasonable costs.

        In the last two years we have faced significant increases in the prices of many of our key raw materials, including petroleum-based products, steel, and copper. Over the past year we have been able to generally offset increases in raw material costs across our segments through effective price increases. Because of our diverse products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed for our operations. We are not significantly dependent on any one or a limited number of suppliers, and we have been able to obtain suitable quantities of all necessary raw materials at competitive prices.

Competition

        Although our businesses are in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all of the same product lines or serve all of the same markets as we do. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovation. These methods vary with the type of product sold. We believe that we can compete effectively on the basis of each of these factors as they apply to the various products offered. See "Segments" above for a discussion of our competitors.

Environmental Matters

        See "Litigation and Environmental Matters," "Risk Factors" and Note 14 of our consolidated financial statements for information regarding environmental matters.

Employment

        At December 31, 2005, we had approximately 15,100 employees associated with ongoing businesses that have been classified in our consolidated financial statements as continuing operations. Additionally, we had approximately 3,200 employees associated with businesses that we intend to sell in 2006 and have classified in our consolidated financial statements as discontinued operations. Substantially all of these employees were part of our security and protection business, which was sold in January 2006. Sixteen domestic collective bargaining units and various foreign collective labor arrangements cover approximately 2,000 employees, which included approximately 50 employees from businesses classified in our consolidated financial statements as discontinued operations. While we generally have experienced satisfactory labor relations at our various locations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

Backlog

        We had a backlog of approximately $736.8 in our Thermal Equipment and Cooling segment as of December 31, 2005, compared to approximately $585.1 as of December 31, 2004. The majority of this backlog relates to our cooling equipment and services businesses, and we expect to fill the majority of these orders by the end of 2006. Backlog in each of our other businesses, which are primarily short-cycled in nature, was not significant.

Executive Officers

        See Part III, Item 10 of this report for information about our executive officers.

Other Matters

        No customer or group of customers that, to our knowledge, are under common control accounted for more than 10% of our consolidated revenues for all periods presented.

        Our businesses maintain sufficient levels of working capital to support customer requirements, particularly inventory. We believe that our businesses' sales and payment terms are generally similar to those of our competitors.

        Many of our businesses closely follow changes in the industries and end-markets that they serve. In addition, certain businesses have seasonal fluctuations. Revenues for our Test and Measurement segment primarily follow customer specified program launch timing for diagnostic systems and service equipment. Demand for products in our Thermal Equipment and Services segment is correlated to contract timing on large construction contracts and is also driven by seasonal weather patterns, both of which may cause significant fluctuations from period to period. Historically, our businesses generally tend to be stronger in the second half of the year.

        Our website address is www.spx.com. Information on our website is not incorporated by reference herein. We file reports with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. Additionally, you may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. Risk Factors

(All amounts are in millions, except per share data)

        You should consider the risks described below and elsewhere in our documents filed with the SEC before investing in any of our securities. Though we undertake no obligation to do so, we may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.

Difficulties presented by international economic, political, legal, accounting, and business factors could negatively affect our interests and business effort.

        In 2005, approximately 34.3% of our revenues were outside the United States. Revenues originating from business units in Germany and the United Kingdom in 2005 were $492.4 and $244.7, respectively. We continue to increase our sales outside the United States, with an emphasis on expanding our presence in China. As part of our strategy, we manage businesses with manufacturing facilities worldwide, many of which are located outside the United States. Our international operations require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations also are subject to the following risks:

  •
  difficulty in managing, operating and marketing our international operations because of distance, as well as language and cultural differences;

  •
  difficulty entering new international markets due to differing regulatory barriers and political systems;

  •
  increased costs due to domestic and foreign customs and tariffs, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and transportation and shipping expenses;

  •
  credit risk or financial condition of local customers and distributors;

  •
  difficulties in staffing and labor disputes;

  •
  nationalization of private enterprises;

  •
  government embargos or foreign trade restrictions such as anti-dumping duties;

  •
  increased costs of transportation or shipping;

  •
  environmental and other laws and regulations;

  •
  ability to obtain supplies from foreign vendors and ship products internationally during times of crisis or otherwise;

  •
  difficulties in protecting intellectual property;

  •
  local, regional or worldwide hostilities;

  •
  potential imposition of restrictions on investments; and

  •
  local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability.

        A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars, which may have a material adverse effect on sales or require us to lower our prices and also decrease our reported revenues or margins in respect of sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices. Likewise, decreased strength of the U.S. dollar could have a material adverse effect on the cost of materials and products purchased overseas. In addition, the company's sales are translated into U.S. dollars for reporting purposes. In particular, a revaluation of the Chinese Yuan could result in an increase in the cost of producing products in China, or increases in labor costs and difficulties in moving products manufactured in Asia and the Pacific Rim through the ports on the western coast of North America. The strengthening or weakening of the U.S. dollar could result in favorable or unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

        As we continue to expand our international operations, these and other risks associated with international operations are likely to increase. In addition, as we enter new geographic markets, we may encounter significant competition from the primary participants in those markets who may have significantly greater market knowledge and substantially greater resources than we do. Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. In particular, as an increasing percentage of our products are manufactured in China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, could have a significant negative affect on our operations. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of "normal trade relations" status with China could significantly increase our cost of products imported into the United States or Europe and harm our business. Because of the importance of our international sales and international sourcing of manufacturing to our business, if any of the risks described above were to occur it could have a material adverse effect on our financial position, results of operations or cash flows.

We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those relating to environmental and other matters.

        We are subject to various laws, ordinances, regulations and other requirements of government authorities in the United States and other nations. Although we perform extensive due diligence with respect to acquisitions, divestitures and continuing operations, we may acquire or retain liabilities of which we are not aware, or of a different character or magnitude than expected. Additionally, changes in laws, ordinances, regulations or other governmental policies may significantly increase our expenses and liabilities.

        We face environmental exposures including, for example, those relating to discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. We may be liable for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in our current or formerly owned property, or from a third-

party disposal facility which we may have used, without regard to whether we knew of, or caused, the presence of the contaminants. The presence of, or failure to remediate properly, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent affected property or to borrow funds using affected property as collateral. New or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our financial position, results of operations or cash flows. See Note 14 to our consolidated financial statements for further discussion.

        We face numerous claims, complaints and proceedings. Class actions, derivative lawsuits and contract, intellectual property, competitive, personal injury, product liability, workers' compensation and other claims have been filed or are pending against us and certain of our subsidiaries. In addition we from time to time face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. Our insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years, which increases our uninsured exposure. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.

        We devote significant time and expense to defense against the various claims, complaints and proceedings brought against us, and we cannot assure you that the expenses arising from these defenses will not increase materially.

        We cannot assure you that our accruals and right to indemnity and insurance will be sufficient, that recoveries from insurance or indemnification claims will be available or that any of our current or future claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows. See "MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities — Litigation and Environmental Matters."

The price of raw materials may adversely affect our results.

        We are exposed to a variety of market risks, including inflation in the prices of raw materials. In the last two years, we have faced significant changes in the prices of many of our key raw materials, including petroleum-based products, steel, and copper. Increases in the prices of raw materials may have a material adverse effect on our financial position, results of operations or cash flows, as we may not be able to pass cost increases on to our customers.

Pressure from our customers to reduce costs could adversely affect our business.

        Many of our customers, including automotive OEMs, for certain businesses in our Test and Measurement and Industrial Products and Services segments, have significant pricing leverage over their outside suppliers because, for example, the automotive supply industry is fragmented and serves a limited number of OEMs. OEMs, particularly domestic manufacturers, which are our primary OEM customers, have been implementing significant cost-cutting initiatives in recent years, and we expect such cost cutting and pricing pressures to continue in the future. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability could be adversely affected.

We operate in highly competitive industries. Our failure to compete effectively could harm our business.

        We operate in a highly competitive environment in each of our businesses, competing on the basis of product offerings, technical capabilities, quality, service and pricing. We have a number of existing competitors, some of which are large, with substantial technological and financial resources, brand recognition and established relationships with global service providers. Some of our competitors have low cost structures, support from governments in their home countries, or both. In addition, new competitors may enter the industry as a result of shifts in technology. We cannot assure you that we will be able to compete successfully against existing or future competitors. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match or do not offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners.

Our strategy to outsource more of the various elements of the products we sell subjects us to the business risks of our suppliers, which could have a material adverse impact on our operations.

        Our increasing dependence on third-party suppliers for outsourced products or components subjects us to the risk of customer dissatisfaction with the quality or performance of the products we sell because of supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately our inability to supply products to our customers. Third-party supplier business interruptions can include, but are not limited to, work stoppages, union negotiations and other labor disputes, as well as financial and credit difficulties.

A portion of our revenues is generated through long-term fixed-price contracts, which could expose us to various risks including the risks of cost overruns, inflation and credit and other counterparty risks.

        A portion of our revenues and earnings is generated through long-term fixed-price contracts. We recognize revenues from certain of these contracts using the percentage-of-completion method of accounting whereby revenue and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project. Estimates of total revenues and cost at completion are subject to many variables, including the length of time to complete a contract. To the extent that we under-estimate the remaining cost to complete a project, we may overstate the revenues and profit in a particular period. Further, certain of these contracts provide for penalties for failure to timely perform our obligations under a contract, or require that we, at our expense, correct and remedy to the satisfaction of the other party certain defects. Because some of our long-term contracts are at a fixed-price, we face the risk that cost overruns or inflation may erode or eliminate our expected profit margin, or cause us to take a loss on our projects. Additionally, even though we perform credit checks and conduct other due diligence on those with whom we do business, customers of our long-term contracts may suffer financial difficulties that make them unable to pay for a project when completed or may decide, either as a matter of corporate decision-making or in response to changes in local laws and regulations, not to pay us. Additionally, because many of our long-term contracts are in jurisdictions other than the United States, we may face difficulties in enforcing our contractual rights. We cannot assure you that expenses or losses for uncollectible billings relating to our long-term fixed-price contracts will not have a material adverse effect on our revenues and earnings.

Contemplated changes in both the funding of and accounting for pension plans may affect our results of operations, cash flows and financial position.

        As of December 31, 2005, our domestic defined benefit pension plans, including both qualified and non-qualified plans, were under funded by $217.7. The United States Congress is currently considering pension-funding reform, which would affect all domestic defined benefit pension plan sponsors. Although there are multiple bills being considered, the passage of any of the bills in their current form could impact our future cash flow funding requirements and would require us to pay higher annual premiums to the Pension Benefit Guaranty Corporation. Additionally, the Financial Accounting Standards Board ("FASB") initiated a two-phase project in the fourth quarter of 2005 to re-address the accounting for pension and other post-retirement plans. Phase one of the project will focus on financial statement disclosure, whereas phase two will focus on the recognition of expense in the financial statements. As both the funding reform and the FASB's project are in process and are not yet finalized, we are currently unable to accurately predict their impact on our future results of operations, cash flows and financial position. See "MD&A — Critical Accounting Policies and Use of Estimates" for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial condition.

Our failure to successfully complete acquisitions could negatively affect us.

        We may not be able to consummate desired acquisitions, which could materially impact our growth rate, results of operations, cash flows and stock price. Our ability to achieve our goals depends, among other things, upon our ability to identify and successfully acquire companies, businesses and product lines, to effectively integrate them and to achieve cost effectiveness. We may also be unable to raise any additional funds necessary to consummate these acquisitions. In addition, changes in our stock price may adversely affect our ability to consummate acquisitions. Competition for acquisitions in our business areas has been significant, and has in many cases resulted in higher prices for businesses, including businesses that we may target, which may also affect our acquisition rate or benefits achieved from our acquisitions.

Our failure to successfully integrate acquisitions could have a negative effect on our operations; our acquisitions could cause financial difficulties.

        As part of our business strategy, we evaluate potential acquisitions in the ordinary course, some of which could be and have been material. Our acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

  •
  adverse effects on our reported operating results due to charges to earnings, including impairment charges associated with goodwill and other intangibles;

  •
  diversion of management attention from running our businesses;

  •
  integration of technology, operations, personnel and financial and other systems;

  •
  increased expenses, including compensation expenses resulting from newly hired employees;

  •
  increased foreign operations, often with unique issues relating to corporate culture, compliance with legal and regulatory requirements and other challenges;

  •
  assumption of known and unknown liabilities and exposure to litigation;

  •
  increased levels of debt or dilution to existing shareholders; and

  •
  potential disputes with the sellers of acquired businesses, technology, services or products.

        In addition, internal controls over financial reporting of acquired companies may not initially be up to required standards. Notwithstanding our extensive due diligence of entities that we consider acquiring, which due diligence includes an analysis of the internal controls over financial reporting, issues may exist that could rise to the level of significant deficiencies or, in some cases, material weaknesses, particularly with respect to foreign companies or non-public United States companies.

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

        Over the past six years we have recorded integration charges to our results of operations associated with cost reductions, integrating acquisitions and achieving operating efficiencies. We believe that our actions have been required to improve our operations and, as described above, we will, if necessary, record future charges, which may be material, as appropriate to address cost and operational inefficiencies.

        We strive and expect to achieve cost savings in connection with our acquisitions, including: (i) manufacturing process and supply chain rationalization, including plant closings; (ii) elimination of redundant administrative overhead and support activities; and (iii) restructuring and repositioning sales and marketing organizations to eliminate redundancies. Cost savings expectations are inherently estimates that are difficult to predict and are necessarily speculative in nature, and we cannot assure that we will achieve expected, or any, cost savings. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings or other benefits from our acquisitions. As a result, our actual cost savings, if any, and other anticipated benefits could significantly differ or be delayed, compared to our estimates and the other information contained in this report.

Our failure to successfully complete dispositions could have a negative effect on our cash flows and/or our ability to execute our financial strategy.

        We continually review each of our businesses in order to determine its long term strategic fit. As part of this financial strategy, we dispose of certain of our businesses in the ordinary course, some of which could be and have been material. Our dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from running our core businesses, increased expense associated with the dispositions and potential disputes with the acquirers of the disposed assets or businesses. If these divestitures, or any future dispositions, are not completed in a timely manner there may be a negative effect on our cash flows and/or our ability to execute our strategy. See to Item 1. Business and Note 4 to our consolidated financial statements for the status of our divestitures.

Increases in the number of shares of our outstanding common stock could adversely affect our common stock price or dilute our earnings per share.

        Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2005, approximately 13.0 shares of our common stock are issuable upon exercise of outstanding stock options by employees and non-employee directors and we have the ability to issue up to an additional 6.0 shares as restricted stock, restricted stock units, or stock options under our 2002 Stock Compensation Plan. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also have a shelf registration statement for 4.3 shares of common stock that may be issued in acquisitions, and we have a shelf registration statement for a total of $1,000.0, which may be used in connection with an offering of debt securities, preferred securities and/or common stock for general corporate purposes. Any additional shares issued could have a dilutive effect on our earnings per share.

Our indebtedness may affect our business and may restrict our operating flexibility.

        At December 31, 2005, we had $788.4 in total indebtedness. On that same date, we had $1,069.2 of available borrowing capacity under our new term and revolving credit facilities and $214.9 available issuance capacity under our foreign trade facility after giving effect to $130.8 and $210.1, respectively, reserved for outstanding letters of credit. At December 31, 2005, our cash and equivalents balance was $576.3. In February 2006, holders of our Liquid Yield Option Notes (the "February LYONs") exercised their right to redeem the February LYONs for an aggregate amount of $660.2, their accreted value on that date. We financed the repurchase with amounts borrowed against our $750.0 delayed draw term loan under our new senior credit facilities, thus reducing the available borrowing capacity under our new senior credit facilities. See MD&A and Note 12 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may in the future renegotiate or refinance our senior credit facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

  •
  limit cash flow available for general corporate purposes, such as acquisitions and capital expenditures, due to the ongoing cash flow requirements for debt service;

  •
  limit our ability to obtain, or obtain on favorable terms, additional debt financing in the future for working capital, capital expenditures or acquisitions;

  •
  limit our flexibility in reacting to competitive and other changes in the industry and economic conditions;

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

        Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we cannot assure you that future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, we may pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures, revising implementation of or delaying strategic plans or seeking additional equity capital. Any of these actions could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us continue to satisfy our capital requirements, or that these actions would be permitted under the terms of our various debt agreements.

We may not be able to finance future needs or adapt our business plan to react to changes in economic or business conditions because of restrictions placed on us by our senior credit facilities and any existing or future instruments governing our other indebtedness.

        Our senior credit facilities and other agreements governing our other indebtedness contain, or may contain, a number of significant restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities and any other agreements contain or may contain additional affirmative and negative covenants. Existing restrictions are described more fully under MD&A. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.

        If we do not comply with the covenants and restrictions contained in our senior credit facilities and other agreements governing our indebtedness, we could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable. If we default under our senior credit facilities, the lenders could cause all our outstanding debt obligations under our senior credit facilities to become due and payable or require us to apply all of our cash to repay the indebtedness we owe. If our debt is accelerated, we may not be able to repay our debt or refinance it. Even if we are able to obtain new financing, we may not be able to repay our debt or borrow sufficient funds to refinance it. In addition, any default under our senior credit facilities or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross- acceleration or cross-default provisions. If the indebtedness under our senior credit facilities is accelerated, we may not have sufficient assets to repay amounts due under our senior credit facilities, our senior notes or under other debt securities then outstanding. Our ability to comply with these provisions of our senior credit facilities and other agreements governing our other indebtedness will be affected by changes in the economic or business conditions or other events beyond our control. Complying with our covenants may also cause us to take actions that are not favorable to us and may make it more difficult for us to successfully execute our business strategy and compete, including against companies that are not subject to such restrictions.

The loss of key personnel and any inability to attract and retain qualified employees could have a material adverse effect on our operations.

        We are dependent on the continued services of our leadership team. The loss of these personnel without adequate replacement could have a material adverse effect on our operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience in order to operate our business successfully. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we were unable to attract and retain sufficient numbers of qualified individuals or our costs to do so were to increase significantly, our operations could be materially adversely affected.

Many of the industries in which we operate are cyclical, and our quarterly results will be and have been affected as a result.

        Many of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including, but not limited to:

  •
  The automotive industry, which influences certain businesses in our Industrial Products and Services segment (where revenues are linked to automotive sales and production) and, to a lesser extent, our Test and Measurement segment (where revenues are primarily linked to new-model introductions). A decline in automotive sales and production may not only affect our sales to vehicle manufacturers and their dealerships, but also sales to aftermarket customers, and could result in a decline in our results of operations or a deterioration in our financial condition. Similarly, bankruptcies of our direct or indirect customers, including one or more OEMs, may lead to a decline in our revenues as well as a failure to collect on receivables.

  •
  The electric power and infrastructure markets, which influence our Thermal Equipment and Services and Industrial Products and Services segments.

  •
  Demand for cooling systems and towers within our Thermal Equipment and Services segment is correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Accordingly, any downturn or competitive pricing pressures in those or other markets in which we participate could adversely affect us.

  •
  Financial difficulties at Enron, Dynegy, NRG and other independent power producers have led to a change in the buying habits of some customers in the power generation markets, which has led to lower demand and price levels for our power transformers.

  •
  The chemical and petrochemical markets, which influence our Flow Technology segment.

  •
  The non-residential facility construction markets, which influence our Industrial Products and Services segment.

        Cyclical changes could also affect sales of products in our other businesses. The downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any material adverse effects to our business. See

"MD&A — Segment Results of Operations." In addition, certain of our businesses have seasonal fluctuations. Historically, our businesses generally tend to be stronger in the second half of the year.

Our business is subject to changes in the economy.

        Certain of our businesses have been affected in various years by difficult economic conditions. There can be no assurance that the economy will not worsen or that we will be able to sustain existing cost structures or create additional cost reductions to offset economic conditions, or that the unpredictability and changes in the markets in which we participate will not adversely impact our results. Cost reduction actions often result in charges against earnings. We expect to take charges against earnings in 2006 in connection with implementing additional cost reduction actions at certain of our businesses. These charges can vary significantly from period to period and, as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of restructuring actions, which in turn can have a material adverse effect on our financial position, results of operations or cash flows.

If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.

        In three of the past four years we have recorded material non-cash charges to earnings to impair the carrying value of our goodwill and other intangible assets. At December 31, 2005, we had goodwill and other intangible assets of $2,249.6. We account for goodwill and indefinite lived intangibles in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 states that goodwill and indefinite lived intangible assets are not amortized, but are instead reviewed for impairment annually (or more frequently if impairment indicators arise). We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite lived intangibles. In addition, we review goodwill and indefinite lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite lived intangibles, we may be required to record a material non-cash charge to earnings.

        Consistent with the requirements of SFAS No. 142, the fair values of our reporting units generally are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across all of our businesses. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

        In connection with the preparation of our 2005 year-end consolidated financial statements, and as part of our annual goodwill impairment testing during the fourth quarter of 2005, we determined that the fair values of our Air Filtration and Dock Products reporting units were less than the respective carrying values of their net assets. As such, we recorded, during the fourth quarter of 2005, $78.2 in charges for the impairment of goodwill and other intangible assets related to Air Filtration ($36.2) and Dock Products ($42.0). We considered a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of the Air Filtration and Dock Products reporting units. We performed our impairment testing by comparing the estimated fair value of the reporting units to the respective carrying values of the reported net assets. Fair value was based generally on the income approach, using a calculation of discounted cash flows from the most recent financial projections for the reporting units. Based on this comparison, the net assets of the reporting units had carrying values that exceeded the related fair values. The respective fair values were then allocated among the related assets and liabilities of the reporting units as a means of calculating the implied goodwill for the businesses. As a result of these tests, goodwill recorded for these businesses was reduced by $53.1 and the carrying value of intangible assets was reduced by $25.1.

        As a result of the impairment testing and related charges, the carrying value of the assets and liabilities of our Air Filtration and Dock Products businesses are equivalent to their estimated fair value. Unfavorable changes in the future financial results of these businesses could result in additional impairment. We will continue to monitor impairment indicators across our other reporting units, including, but not limited to, Air Filtration, Dock Products, Contech, Dehydration and Waukesha Electric Systems. The aggregate goodwill and indefinite lived intangible asset balances for these five reporting units was $407.4 at December 31, 2005. See Note 8 to our consolidated financial statements for further discussion.

We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.

        At December 31, 2005, we had approximately 15,100 employees associated with ongoing businesses that have been classified in our consolidated financial statements as continuing operations. Additionally, we had approximately 3,200 employees associated with businesses that we intend to sell in 2006 and have classified in our consolidated financial statements as discontinued operations. Substantially all of these employees were part of our security and protection business, which was sold in January 2006. Sixteen domestic collective bargaining units and various foreign collective labor arrangements cover approximately 2,000 employees, which included 50 employees relating to businesses classified in our financial statements as discontinued operations. While we generally have experienced satisfactory relations at our various locations, we are subject to potential union campaigns, work stoppages, union negotiations and potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

Our technology is important to our success, and failure to develop new products may result in a significant competitive disadvantage.

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

        Additionally, despite our efforts to protect our proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use our products or technology. The steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Expenses in connection with defending our rights may be material.

Many of our current and planned products may contain defects or errors that are detected only after delivery to customers. If that occurs, our reputation may be harmed and we may face additional costs.

        There is no assurance that our extensive product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us with regard to our products. As a result, we could have to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. Most of these occurrences can be rectified without incident, as has generally been the case historically. However, the occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers' end users and other losses to us or to our customers or end users. These occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.

Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and, accordingly, we may not consummate a transaction that our shareholders consider favorable.

        Provisions of our Certificate of Incorporation and By-laws may inhibit changes in our control not approved by our Board. These provisions include, for example: a staggered board of directors; a prohibition on shareholder action by written consent; a requirement that special shareholder meetings be called only by our Chairman, President or our Board; advance notice requirements for shareholder proposals and nominations; limitations on shareholders' ability to amend, alter or repeal the By-laws; enhanced voting requirements for certain business combinations involving substantial shareholders; the authority of our Board to issue, without shareholder approval, preferred stock with terms determined in its discretion; and limitations on shareholders ability to remove directors. We also have a shareholder rights plan designed to make it more costly and thus more difficult to gain control of us without the consent of our Board. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. In general, Section 203 prohibits us from engaging in a "business combination" with an "interested shareholder" (each as defined in Section 203) for at least three years after the time the person became an interested shareholder unless certain conditions are met. These protective provisions could result in our not consummating a transaction that our shareholders consider favorable or discourage entities from attempting to acquire us, potentially at a significant premium to our then-existing stock price.

ITEM 1B. Unresolved Staff Comments

        Not applicable.

ITEM 2. Properties

        The following is a list of our principal properties, as of December 31, 2005, classified by segment:

			Approximate Square Footage
		No. of Facilities
	Location		Owned	Leased
			(in millions)
Flow Technology	6 states and 10 foreign countries	29	1.5	0.8
Test and Measurement	9 states and 6 foreign countries	21	0.7	0.5
Thermal Equipment and Services	7 states and 5 foreign countries	16	2.1	2.8
Industrial Products and Services	14 states and 5 foreign countries	39	2.5	1.1

Total		105	6.8	5.2

        In addition to manufacturing plants, we lease our corporate office in Charlotte, NC, and various sales and service locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes.

ITEM 3. Legal Proceedings

(All amounts are in millions)

        Beginning in March 2004, multiple class action complaints seeking unspecified monetary damages were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Securities Class Action"). The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints have been consolidated into a single amended complaint against the company and our former Chairman, Chief Executive Officer and President. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety. That motion is fully briefed for ruling by the District Court.

        On April 23, 2004, an additional class complaint seeking unspecified monetary damages was filed in the same court on behalf of participants in our employee benefit plans, alleging breaches of the Employee Retirement Income Security Act of 1974 ("ERISA") by us, our then general counsel and the Administrative Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan's holding of our stock. On June 10, 2005 a first amended complaint was filed in the ERISA suit, adding as defendants certain current and former directors and Administrative Committee members. The first amended complaint generally tracks the factual allegations in the Securities Class Action. On July 25, 2005, we filed a motion to dismiss the amended ERISA complaint in its entirety. That motion is fully briefed for ruling by the District Court. On September 8, 2005, the plaintiffs moved the Court to certify the proposed class in the ERISA suit. We have opposed that motion and it is fully briefed for ruling by the District Court.

        We believe that the allegations stated in the Securities Class Action and tag-along ERISA suit are without merit and intend to defend against them vigorously. We are currently unable to predict the outcome of these cases, although we believe our potential loss is likely to be within the limits of our coverage under our Directors' and Officers' insurance policies.

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

        In October 2004, one of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., was notified that it is the subject of an investigation by the Milan Public Prosecutor's Office. The investigation relates to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. We have cooperated with the prosecutor's office in this investigation. At this stage we are unable to predict the outcome of the investigation or to reasonably estimate the range of potential liability, if any. We have taken actions to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling equipment business.

        We are subject to other legal proceedings and claims that arise in the normal course of business. In our opinion, these matters are either without merit or of a kind that should not have a material adverse effect individually or in the aggregate on our financial position, results of operations or cash flows. However, we cannot assure you that these proceedings or claims will not have a material adverse effect on our financial position, results of operations or cash flows.

        See "Contingent Liabilities", "MD&A — Factors That May Affect Future Results" and Note 14 to our consolidated financial statements for further discussion of legal proceedings.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

        Not applicable.

P A R T    I I

ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(All amounts are in millions, except number of shares, share price, and per share information)

        Our common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol "SPW."

        Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2005 and 2004, together with dividend information.

	High	Low	Dividends per Share
2005
4th Quarter	$47.83	$43.00	$0.25
3rd Quarter	50.09	43.60	0.25
2nd Quarter	46.14	38.58	0.25
1st Quarter	45.60	38.10	0.25
	High	Low	Dividends per Share
2004
4th Quarter	$46.80	$35.34	$0.25
3rd Quarter	46.51	32.46	0.25
2nd Quarter	49.50	40.92	0.25
1st Quarter	63.16	41.51	0.25

        The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the Board of Directors consider in determining the actual amount of each quarterly dividend includes our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facilities and any other debt instruments, and other factors deemed relevant.

        The following table summarizes the repurchases of common stock during the three months ended December 31, 2005:

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
10/1/05-10/31/05	2,371,627	$44.7467	2,371,627	(1)
11/1/05-11/30/05	1,399,855	$45.7771	1,399,855	(1)
12/1/05-12/31/05 (2)	2,354,200	$47.5627	2,354,200	(1)

Total	6,125,682		6,125,682

(1)
On June 27, 2005 we adopted a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate the share repurchases under a program that was previously authorized by our Board of Directors and announced on March 28, 2005. On December 21, 2005, we adopted a new written trading plan under Rule 10b5-1 to facilitate the repurchase of up to 5.0 shares of our common stock in accordance with a new share repurchase program, replacing the then-existing repurchase program. The new repurchase program is consistent with, and allows for share repurchases up to the amount permitted by, our new senior credit facilities. See Note 12 to our consolidated financial statements for further details.

(2)
The above amounts exclude 1.1 shares we had committed to purchase as of December 31, 2005, at an average share price of $46.6584, which settled in January 2006 but were reflected as outstanding shares at December 31, 2005

        The approximate number of shareholders of record of our common stock as of February 28, 2006 was 5,037.

ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2005	2004	2003	2002	2001
	(In millions, except per share amounts)
Summary of Operations(1)
Revenues(2)	$4,292.2	$4,095.9	$3,550.5	$3,480.4	$2,884.9
Operating income (loss)(3)	210.2	(12.3)	339.1	399.5	339.0
Other (expense) income, net(4)	(17.5)	(9.0)	47.3	(0.7)	(9.4)
Interest expense, net(5,6)	(165.4)	(154.0)	(187.7)	(158.9)	(124.5)

Income (loss) from continuing operations before income taxes	27.3	(175.3)	198.7	239.9	205.1
(Provision) benefit for income taxes	(70.4)	32.8	(97.8)	(126.9)	(119.0)
Equity earnings in joint ventures	23.5	26.0	34.3	36.6	35.0

Income (loss) from continuing operations before a change in accounting principle	(19.6)	(116.5)	135.2	149.6	121.1
Income from discontinued operations, net of tax(6)	1,109.6	99.4	100.8	126.4	51.9
Change in accounting principle(7)	—	—	—	(148.6)	—

Net income (loss)	$1,090.0	$(17.1)	$236.0	$127.4	$173.0

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations before change in accounting principle	$(0.28)	$(1.57)	$1.76	$1.84	$1.67
Income from discontinued operations	15.61	1.34	1.31	1.55	0.71
Change in accounting principle	—	—	—	(1.83)	—

Net income (loss) per share	$15.33	$(0.23)	$3.07	$1.56	$2.38
Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations before change in accounting principle	$(0.28)	$(1.57)	$1.70	$1.76	$1.54
Income from discontinued operations	15.61	1.34	1.14	1.31	0.59
Change in accounting principle	—	—	—	(1.54)	—

Net income (loss) per share	$15.33	$(0.23)	$2.84	$1.53	$2.13
Dividends declared per share	$1.00	$1.00	—	—	—
Other Financial Data:
Total assets	$5,306.4	$7,588.5	$7,624.3	$7,091.5	$7,080.1
Total debt	788.4	2,526.1	2,619.9	2,694.3	2,608.4
Other long-term obligations	1,001.7	1,228.4	1,357.6	1,173.2	1,199.8
Shareholders' equity	2,111.2	2,127.8	2,067.2	1,692.4	1,715.3
Capital expenditures	68.6	39.2	36.9	59.9	121.6
Depreciation and amortization	87.9	92.2	85.7	87.5	122.5

(1)
On May 24, 2001, we completed the acquisition of UDI in an all-stock acquisition valued at $1,066.9. We issued a total of 18.770 shares of our common stock to complete the transaction. We also assumed $884.1 of UDI debt, bringing the total transaction value to $1,951.0. UDI reported revenues of $894.4 for the first five months of 2001. These amounts are inclusive of revenues associated with businesses that we have classified as discontinued operations in all of the periods presented above.

(2)
During 2005, revenues for our Test and Measurement segment were reduced by $19.9 for program incentives and rebates earned by certain customers throughout the year. Prior to 2005, these incentives and rebates were classified as cost of products sold and selling, general and administrative expenses. Had these amounts been classified as a reduction to revenues prior to 2005, revenues for 2004, 2003, 2002, and 2001 would have been lower by $14.6, $13.3, $11.2, and $12.6, respectively.

(3)
In 2005, we recorded charges of $78.2 related to the impairment of goodwill and other intangible assets for our Air Filtration and Dock Products businesses (See Note 8 to our consolidated financial statements for further discussion of these impairment charges). In addition, we incurred net special charges of $9.2 associated with restructuring initiatives to consolidate manufacturing and other facilities, as well as asset impairments. These charges were net of a credit of $7.9 relating to a gain on the sale of land in Milpitas, CA, resulting in the finalization of a previously initiated restructuring action. See Note 6 to our consolidated financial statements for further details.

In 2004, we recorded charges of $246.8 related to the impairment of goodwill and other intangible assets for our Dock Products, Fluid Power, Radiodetection, and TPS businesses (See Note 8 to our consolidated financial statements for further discussion of these impairment charges). In addition, we incurred net special charges of $44.1 related to other asset impairments and cash costs associated with work force reductions, initiatives to divest or consolidate manufacturing facilities, asset divestures, and the exit of certain operations. Approximately $14.2 of these net special charges related to non-disposal, asset impairments at our Fluid Power ($8.8) and Contech ($5.4) businesses that were recorded in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." See Note 6 to our consolidated financial statements for further details.

In 2003, we recorded $44.0 of net special charges associated primarily with the restructuring initiatives to consolidate manufacturing facilities and rationalize certain product lines, along with any related asset impairments. See Note 6 to our consolidated financial statements for further details.

In 2002, we recorded $90.0 of net special charges, of which $12.6 was recorded in cost of products sold, associated primarily with the restructuring initiatives to consolidate manufacturing facilities and rationalize certain product lines, along with any related asset impairments.

In 2001, we recorded $57.6 of net special charges, of which $8.6 was recorded in cost of products sold, associated primarily with the restructuring initiatives to consolidate manufacturing facilities and rationalize certain product lines, along with any related asset impairments, as well as costs associated with the relocation of our corporate offices to Charlotte, NC.

In 2001, we recorded a $15.6 net gain related primarily to an arbitration award from Snap-on Incorporated.

(4)
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

(5)
Interest expense, net included losses on early extinguishment of debt of $113.6 in 2005, $2.6 in 2004 and $2.2 in 2003 related to the write-off of unamortized deferred financing fees, premiums/fees paid to redeem the senior notes, and other costs associated with the extinguishment of the term loans and revolving credit loan.

(6)
Income from discontinued operations included an allocation of interest expense of $10.2 in 2004, 2003 and 2002, and $5.1 in 2001, associated with the provision under our credit agreement then in effect that required that the first $150.0 of proceeds from business dispositions be applied to outstanding balances under the credit agreement, including the term loans. No other corporate costs have been allocated to discontinued operations.

(7)
In 2002, we recorded a charge of $148.6 for a change in accounting principle as a result of adopting the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets."

ITEM 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations

        The following should be read in conjunction with our consolidated financial statements and the related notes. All dollar and share amounts are in millions.

Executive Overview

        Overall, 2005 was a successful year for SPX. We entered the year with three key priorities: continue to simplify the company, increase our financial flexibility, and return value to shareholders. We made significant progress against each of these priorities, as summarized below.

Continue to Simplify the Company

        Over the last 12 to 18 months, our efforts have focused on streamlining our business to allow us to concentrate our resources on those platforms with the greatest growth potential. In connection with this, we completed the following activities during 2005:

  •
  Re-aligned our businesses into three "growth" segments (Flow Technology, Test and Measurement, and Thermal Equipment and Services), which are our core platforms for future growth. These segments are defined as having substantial opportunities for growth within the current markets they serve, as well as the potential for expansion into additional markets. The remaining businesses, which generally represent North American-focused industrial operations that lack global scale, are reported in a fourth segment identified as Industrial Products and Services.

  •
  Sold a total of seven businesses which did not fit into our long-term strategy for $2,751.2 in cash. Additionally, we completed the sale of Vance International, Inc. in January 2006, resulting in cash proceeds of $70.6.

  •
  Completed the acquisition of CarTool for a purchase price of $41.4, net of cash acquired of $22.6, which represents a strategic fit for our Test and Measurement segment.

Increase Our Financial Flexibility

        During 2005, SPX committed to a plan to reduce our outstanding debt and improve our leverage ratios and overall financial flexibility to support the growth of our three core platforms. The following are the key accomplishments against this objective in 2005:

  •
  Repaid long-term debt of $1,765.6.

  •
  Entered into new global senior credit facilities in an aggregate amount of $1,625.0. The new senior credit facilities replaced our previous domestic credit facility and provided the funds to repay the outstanding LYONs for which substantially all the holders exercised an early repayment option in February 2006.

Return Value to Shareholders

        During 2005, under our quarterly dividend program, we distributed $73.3 of dividends to shareholders. Additionally, we implemented a number of changes and initiatives designed to further align our direction and objectives with those of our shareholders:

  •
  The SPX Board of Directors approved two separate share repurchase programs during 2005, the most recent of which was approved on December 21, 2005. Under these programs, we have repurchased 17.8 shares with a value of $818.2 through February 28, 2006. Of this amount, $624.7 had been settled as of December 31, 2005.

  •
  Improved operating cash flows and segment income and margins compared to 2004.

  •
  Implemented a new incentive compensation plan for our executive and management team (replacing the Economic Value Added plan), with incentive payments based generally on financial metrics such as operating profit margin and operating cash flows.

  •
  Included an SPX shareholder return measure (versus the S&P 500 Index) as a vesting criterion for the majority of our 2005 restricted stock and restricted stock unit awards.

  •
  Under the provisions of the American Jobs Creation Act of 2004, repatriated $500.0 of foreign undistributed earnings at favorable tax rates.

Initiatives for 2006 and Beyond

        In addition to the accomplishments described above, we implemented six key operating initiatives to improve operating income and margins. These long-term initiatives focus on continuous improvement, and we expect to realize significant benefits in the next 12 to 18 months. The key initiatives are: Lean Manufacturing, Supply Chain Management, New Product Development, Information Technology Centralization, Organizational Development and Emerging Markets (most notably China). The following are some of our key accomplishments to date and opportunities identified that we expect to deliver the anticipated operating income and margin improvements in 2006 and beyond:

  •
  Made organizational investments to lead the deployment of Lean Manufacturing throughout the organization and are in the process of identifying cost savings and process improvement opportunities in each business.

  •
  Established multi-year performance targets for reducing annual material spend as part of the Supply Chain Management initiative.

  •
  Established a target of a 30% reduction in the number of enterprise resource planning software ("ERP") systems across the company.

  •
  Sales into China were approximately $270.0 in 2005, a 69% increase over 2004, and now represent approximately 6% of our consolidated revenues. Additionally, more than 10% of our work force is now employed in China and several of our businesses have targeted this market for continued strategic growth.

Other Significant 2005 Items

        There were a number of other significant items that impacted our 2005 operating results, including:

  •
  Impairment charges of $78.2 relating to the goodwill and other intangible assets of our Air Filtration and Dock Products reporting units. See Note 8 to our consolidated financial statements for further details.

  •
  Losses on the early extinguishment of debt of $113.6. These losses were the result of (i) premiums and fees paid and the write-off of deferred financing costs associated with the redemption of our senior notes and the termination of our previous credit facility, and (ii) the termination of the remaining interest rate protection agreements in connection with the early repayments of the term loans under the previous credit facilities.

  •
  Additional income tax expense of approximately $44.5 associated with the repatriation of foreign earnings.

  •
  Effective pricing management, which generally offset increases in raw material costs across our segments. Increases in raw material costs represented a significant detriment to gross profit in 2004.

Results of Continuing Operations

        Seasonality and Competition — Many of our businesses follow changes in the industries and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Our heating and ventilation products businesses tend to be stronger during the third and fourth quarters, as customer-buying habits are driven largely by seasonal weather patterns. Demand for cooling towers and related services is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Revenues for our service solutions business typically follow program launch timing for diagnostic systems and service equipment. In aggregate, our businesses generally tend to be stronger in the second half of the year.

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

        Non-GAAP Measures — Organic revenue growth (decline) presented herein represents total revenues, excluding the impact of acquisitions and foreign currency changes. We believe that this metric can be a useful financial measure for investors in evaluating our normal operating performance for the periods presented because it excludes items that are either not completely under management's control or not an accurate reflection of our underlying growth. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States ("GAAP") and should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP.

        The following table provides selected financial information for the years ended December 31, 2005, 2004, and 2003, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	2005	2004	2003	2005 vs. 2004%	2004 vs. 2003%
Revenues	$4,292.2	$4,095.9	$3,550.5	4.8	15.4
Gross profit	1,132.1	1,086.0	1,019.9	4.2	6.5
% of revenues	26.4%	26.5%	28.7%
Selling, general and administrative expense	818.8	791.2	630.2	3.5	25.5
% of revenues	19.1%	19.3%	17.8%
Special charges, net	9.2	44.1	44.0	(79.1)	0.2
Impairment of goodwill and other intangible assets	78.2	246.8	—	*	*
Other (expense) income, net	(17.5)	(9.0)	47.3	*	*
Interest expense, net	(51.8)	(151.4)	(185.5)	(65.8)	(18.4)
Loss on early extinguishment of debt	(113.6)	(2.6)	(2.2)	*	*
Income (loss) from continuing operations before income taxes	27.3	(175.3)	198.7	*	*
Income tax (provision) benefit	(70.4)	32.8	(97.8)	*	*
Equity earnings in joint ventures	23.5	26.0	34.3	(9.6)	(24.2)
Income (loss) from continuing operations	(19.6)	(116.5)	135.2	*	*
Components of Consolidated Revenue Growth:
Organic Growth				4.3%	4.7%
Foreign Currency				—	2.7%
Acquisitions and Other, net				0.5%	8.0%

Net Revenue Growth				4.8%	15.4%

* Not meaningful for comparison purposes.

        Revenues — For 2005, the increase in revenues was driven primarily by organic revenue growth. Our Thermal Equipment and Services segment, where we experienced strong demand for dry cooling products in China and for thermal services and repairs in Europe, was the primary contributor to this growth. Another key contributor was the continued strong growth in the mining, petro-chemical and sanitary markets serviced by our Flow Technology segment. The organic growth in these segments was partially offset by an organic decline in our Test and Measurement segment, mostly attributable to a decrease in revenues from fare-collection systems. Beyond organic revenues, acquisitions increased revenues by $43.3, primarily associated with the acquisitions of Actron and Auto X-ray in the Test and Measurement segment during the second half of 2004.

        For 2004, the most significant driver of revenue growth was the impact of acquisitions in the latter half of 2003 and during 2004, which contributed $287.0 to the incremental revenues in 2004. The acquisitions of Hamon CIE Global Dry and NAFTA Wet Cooling business in our Thermal Equipment and Services segment in December 2003 and McLeod Russel Holdings PLC in our Flow Technology segment in January 2004 represented $244.5 of this growth. The remaining increase was mostly attributable to organic revenue growth in our Test and Measurement and Industrial Products and Services segments.

        Gross profit — As a percentage of sales, gross profit has remained steady in 2005 compared to 2004. However, there are a number of changes in the underlying operating activities and one-time events affecting the comparability of these results.

  •
  Our 2005 pricing initiatives have generally offset increases in raw material costs, most notably steel.

  •
  Gross profit increased from the improved revenue performance of our Flow Technology segment. However, these additional profits were partially offset by the impact of operating inefficiencies at the segment's Dehydration and Air Filtration businesses.

  •
  Operating improvement at our Dock Products business have resulted in significant profit improvement within our Industrial Products and Services segment. The Dock Products business has generated profits during 2005 compared to losses in 2004. The 2004 losses were generally attributable to the start-up of the Reynosa, Mexico facility. Although the operating performance at Dock Products has improved, it was still below their 2005 operating targets, resulting in an additional impairment charge in the fourth quarter of 2005. See Note 8 to our consolidated financial statements for additional details.

  •
  Gross profit increased from the improved revenue performance of our Thermal Equipment and Services segment described above. However, these revenues came at lower margins, reflecting the competitive bidding environment within the related markets.

  •
  We have incurred start-up costs relating to our new Eden, NC facility in our Thermal Equipment and Services segment.

  •
  Pricing pressures and lower volumes as a result of continued declines within the domestic automotive market have negatively impacted financial results for our Industrial Products and Services segment.

  •
  We experienced higher self-insurance costs during 2005 of approximately $15.3, associated with workers' compensation, product and general liability claims.

  •
  Gross profit for 2004 was negatively impacted by inventory write-downs of $17.7 in our Flow Technology and Test and Measurement segments.

        The decline in gross profit as a percentage of sales in 2004 compared to 2003 was partly due to the start-up costs at our Dock Products Reynosa, Mexico facility and the inventory write-downs in our Flow Technology and Test and Measurement segments noted above. In addition to these items, the decline in the margins was attributable to the following:

  •
  The acquisitions completed in the latter half of 2003 and during 2004 of businesses that have historically lower margins than our existing businesses.

  •
  Increases in raw material costs throughout 2004, most notably steel, copper and oil.

  •
  Changes in customer and/or product mix within our Thermal Equipment and Services and Test and Measurement segments.

        Selling, general and administrative ("SG&A") expense — For 2005, the increase in SG&A expense of $27.6 was primarily due to the following:

  •
  Higher stock-based compensation expense of $19.2. The increase in stock-based compensation expense was primarily the result of 2005 being the second year of our restricted stock/restricted stock unit awards (i.e. two years of awards being amortized to earnings in 2005 compared to one year of awards in 2004). In addition, 2004 stock-based compensation expense included a credit of $8.2 associated with compensation previously recorded for restricted stock that was forfeited in connection with the December 2004 retirement and resignation of our then Chairman, Chief Executive Officer and President.

  •
  Increases in headcount and associated costs within our Thermal Equipment and Services segment in support of our expansion in Asia and Europe.

  •
  Higher costs associated with moving additional corporate functions to our Charlotte, NC headquarters and increased pension costs.

  •
  Variable costs associated with acquisitions completed in 2004 (e.g., Actron and Auto X-ray).

  •
  Higher incentive compensation costs as a result of improved operating results in 2005. The 2004 expense also was lower due to the fact that ten members of our senior management team agreed to forego payment of their 2004 incentive compensation.

        For 2004, the increase in SG&A spending of $161.0 was primarily due to the following:

  •
  The acquisitions completed in the latter half of 2003 and during 2004.

  •
  Incremental legal expenses totaling $16.5 related primarily to costs associated with the VSI litigation, Securities Class Action, and Italian investigation.

  •
  Separation costs of $15.5 associated with the retirement and resignation of our former Chairman, Chief Executive Officer and President.

  •
  Additional professional fees of $7.0 related primarily to the implementation of regulatory requirements associated with the Sarbanes-Oxley Act of 2002.

  •
  Stock-based compensation expense of $9.1 associated with restricted stock and restricted stock units compared to $5.4 in 2003.

  •
  Receivable write-offs of $3.9 associated with a second quarter restructuring of the mid-west distribution channel at our Dock Products business.

        The increases in 2004 SG&A costs compared to 2003 were partially offset by the reduction in incentive compensation, as previously explained. In addition, SG&A for 2004 and 2003 included benefits of $2.5 and $8.9, respectively, from operational cost improvements at an environmental remediation site in California.

        Special charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, sales, and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 6 to our consolidated financial statements for the details of actions taken in 2005, 2004, and 2003. The components of special charges, net, follow:

	2005	2004	2003
Employee benefit costs	$6.0	$13.7	$21.2
Facility consolidation costs	7.8	7.7	6.6
Other cash costs	1.8	1.9	3.5
Non-cash asset write-downs	1.5	23.7	12.7
Gain on sale of assets	(7.9)	(2.9)	—

Total special charges, net	$9.2	$44.1	$44.0

        Impairment of goodwill and other intangible assets — For 2005, the impairment charge of $78.2 related to our Air Filtration and Dock Products reporting units, components of the Flow Technology and Industrial Products and Services segments, respectively. For 2004, the impairment charge of $246.8 related to our Dock Products, Fluid Power, TPS (all components of our Industrial Products and Services segment), and Radiodetection (a component of our Test and Measurement segment) reporting units. See Note 8 to our consolidated financial statements for additional details.

        Other income (expense), net — For 2005, the increase in other income (expense), net of $8.5 was primarily related to higher foreign currency transaction losses, most notably the result of the strengthening of the U.S. dollar versus the Euro. We incurred $15.5 and $6.7 of foreign currency transaction losses in 2005 and 2004, respectively. Additionally, during 2005 we incurred legal charges of $6.7, which were partially offset by a $2.8 gain associated with the reduction of liabilities relating to an environmental remediation site and gains of $1.2 associated with the sale of assets.

        In 2004, other income (expense), net consisted primarily of the foreign currency transaction losses noted above, with comparable losses incurred in 2003. The primary driver for the year-over-year change of $56.3 was the 2003 settlement of a patent infringement lawsuit against Microsoft Corporation for $41.9 and gains of $15.5 associated with the sale of assets, including the sale of our 20% interest in the Assa Abloy door joint venture.

        Interest expense, net — Interest expense, net includes both interest expense and interest income. The sequential reduction in interest expense for the years 2005, 2004 and 2003 was primarily the result of the debt retirement activity during 2005 and 2004. Refer to Note 12 of our consolidated financial statements for details pertaining to our debt retirement activity. Additionally, interest income increased to $17.1 in 2005 from $4.9 in 2004. The increase in interest income was the result of higher average cash balances associated with the cash proceeds from business dispositions during 2005 and higher prevailing interest rates. There was no significant change in interest income between 2004 and 2003.

        Loss on early extinguishment of debt — We incurred losses on the early extinguishment of debt in 2005, 2004, and 2003, which was comprised of the following: (i) premiums and fees paid for, and the write-off of deferred financing costs associated with, the redemption of the senior notes, (ii) the write-off of deferred financing costs relating to the redemption of the term loans, and (iii) the termination of the remaining interest rate protection agreements in connection with the early repayment of the term loans. Refer to Note 12 of our consolidated financial statements for additional details.

        Income taxes — The following summarizes our effective tax rate for each of the periods presented:

	2005	2004	2003
Income (loss) from continuing operations before income taxes	$27.3	$(175.3)	$198.7
Equity earnings in joint ventures	23.5	26.0	34.3

Total pre tax income (loss)	50.8	(149.3)	233.0
Income tax (provision) benefit	(70.4)	32.8	(97.8)
Effective tax rate	138.6%	22.0%	42.0%

        The high effective tax rate in 2005 is primarily the result of approximately $44.5 in income taxes that have been provided for the repatriation of foreign earnings. Additionally, in 2005, we recorded impairment charges of $78.2 relating to goodwill and other intangible assets, for which the associated income tax benefit was only $10.0. The increases in the 2005 income tax provision are partially offset by the closure of certain domestic and international tax matters, resulting in a reduction to the 2005 tax provision of $15.1.

        In 2004, we recorded impairment charges of $246.8 related to goodwill and other intangible assets, for which the income tax benefit associated with this charge was only $19.5. In addition, we decreased the 2004 income tax provision by $48.0 associated with changes in estimates of income tax liabilities. The changes in estimates resulted primarily from the closure of certain matters relating to the 1995 to 1997 income tax returns of General Signal Corporation and SPX Corporation and the 2000 income tax return of UDI. General Signal Corporation was acquired through a reverse merger in 1998, and UDI was acquired in 2001.

        Equity earnings in joint ventures — The decrease in equity earnings in joint ventures for 2005 of $2.5 was primarily the result of a charge of $7.5, representing our portion of the estimated costs for a legal settlement at EGS. These charges more than offset the year-over-year business growth at EGS. In addition, equity earnings for 2004 were impacted by a legal charge at EGS, with our portion of the charge totaling $3.8.

        In 2004, the decline in equity earnings in joint ventures of $8.3 was due primarily to the divesture of our 20% interest in the Assa Abloy door joint venture in the third quarter of 2003 and the 2004 legal charge at our EGS joint venture noted above. The Assa Abloy door joint venture contributed $5.4 of income in 2003.

Results of Discontinued Operations

        For 2005, 2004, and 2003, income from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2005	2004	2003
Income from discontinued operations	$1,568.1	$140.9	$130.5
Income tax provision	(458.5)	(41.5)	(29.7)

Income from discontinued operations, net	$1,109.6	$99.4	$100.8

        For 2005, 2004 and 2003, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2005	2004	2003
Revenues	$494.6	$1,699.7	$1,579.4
Pre-Tax Income	13.6	166.4	168.5

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

Business	Discontinued During the Quarter Ended	Actual Closing Date of Sale
Security and protection business ("Vance")	September 30, 2005	Q1 2006
Mueller Steam, Febco and Polyjet product lines	September 30, 2005	Q4 2005
Aftermarket automotive products business ("Carfel")	March 31, 2005	Q3 2005
Lab and life science business ("Kendro")	December 31, 2004	Q2 2005
Fire detection and building life-safety systems business ("EST")	December 31, 2004	Q1 2005
Compaction equipment business ("Bomag")	September 30, 2004	Q1 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005
Axial fan business	December 31, 2004	Q4 2004
Inspection gauging system business	December 31, 2004	Q4 2004
Municipal water valve business	June 30, 2004	Q4 2004

        Vance — Completed the sale in January 2006 for $70.6 in cash. We recorded a charge in 2005, net of taxes, of $26.8 in order to reduce the net assets to be sold to their net realizable value. The final purchase price is subject to adjustment based on working capital existing at the date of close.

        Mueller Steam, Febco and Polyjet — Sold for $44.7 in cash. In 2005, we recorded a gain on the sale of $50.7, which included a tax benefit of $71.8.

        Carfel — Sold for $12.0 in cash. In 2005, we recorded a loss on the sale, net of taxes and transaction fees, of $21.9.

        Kendro — Sold to Thermo Electron Corporation for $828.8 in cash. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $326.5.

        EST — Sold to General Electric Company ("GE") for $1,393.2 in cash, net of cash balances assumed by GE of $1.5. The purchase price is subject to adjustment based on working capital existing at the date of close. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $662.5.

        Bomag — Sold to Fayat SA ("Fayat") for $447.3 in cash, net of cash balances assumed by Fayat of $2.7. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $137.4.

        Brookstone telecommunication services business — Sold for $0.9 in cash. We recorded a loss on the sale, net of taxes and transaction fees, of $12.1 during 2005.

        Specialty tool business — Sold for $24.2 in cash, with $21.8 received at the closing and $2.4 deposited in an escrow account. Our receipt of the escrow funds is to occur in the third quarter of 2006 and is contingent upon the buyer's satisfaction with the clearance of certain standard indemnity matters, as defined in the related purchase agreement. We recorded a loss on the sale, net of taxes and transaction fees, of $3.7 during 2005.

        Axial fan, inspection gauging system, and municipal water valve businesses — Sold for aggregate cash proceeds of $49.9 during 2004. We recorded a combined loss, net of taxes and transaction fees, on the sales of these businesses of $23.6 in 2004. During 2005, we increased the loss on the sales of these businesses by $1.6 due primarily to working capital adjustments in connection with final purchase price settlements with the respective buyers. In addition, we received $2.5 in the fourth quarter of 2005 relating to a final payment on a promissory note received in connection with the sale of the Axial fan business.

        The final purchase price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or if we cannot come to agreement with the buyers, an arbitration process. Finalization of the working capital figures for certain of these transactions has yet to occur and, accordingly, it is possible that the purchase price and resulting gains (losses) on these transactions may be materially adjusted in subsequent periods.

        In addition to the completed transactions described above, in the fourth quarter of 2005, we committed to a plan to divest a business within our Industrial Products and Services segment. We are actively pursuing a purchaser for the business and anticipate that the sale will be completed in the second quarter of 2006. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our consolidated financial statements. As a result of this planned divestiture, we recorded a net charge of $11.3 in 2005 in order to reduce the net assets to be sold to their estimated net realizable value. Proceeds from the sale of this business are not anticipated to be material.

Segment Results of Operations

        The following information should be read in conjunction with our consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented. See Note 5 to our consolidated financial statements for a description of each of our reportable operating segments.

        Non-GAAP Measures — Throughout the following discussion of segment results, we use "organic revenue" growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth is a non-GAAP financial measure, and is not a substitute for revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under Results of Continuing Operations.

Flow Technology

	2005	2004	2003	2005 vs. 2004%	2004 vs. 2003%
Revenues	$878.1	$810.9	$674.9	8.3%	20.1%
Segment Income	101.2	102.1	115.7	(0.9)%	(11.8)%
% of revenues	11.5%	12.6%	17.1%
Components of Segment Revenue Growth:
Organic Growth				7.6%	(0.9)%
Foreign Currency				—%	4.0%
Acquisitions				0.7%	17.0%

Net Segment Revenue Growth				8.3%	20.1%

        Revenues — For 2005, the increase in revenues was primarily due to organic revenue growth within the mining, petro-chemical, and sanitary markets. For 2004, the increase in revenues was primarily due to the McLeod Russell acquisition in mid-January 2004. The McLeod Russell acquisition contributed incremental revenues of $116.2 in 2004.

        Segment Income — For 2005, segment income was essentially flat compared to 2004. The 2005 segment income was favorably impacted by the organic revenue growth noted above, and our pricing initiatives have generally offset increases in raw material costs, most notably steel. However, the incremental 2005 segment income effects of these factors were offset by the following:

  •
  Operating inefficiencies at the segment's Dehydration and Air Filtration businesses.

  •
  Higher self-insurance costs of $3.9, associated with workers compensation, product and general liability claims.

  •
  A charge of $4.0 due to operating inefficiencies within an operation in Canada.

        For 2004, the decline in segment income was primarily due to inventory write-downs of $10.2 in our valves operations. Additionally, segment income was reduced by various operating inefficiencies at the segment's Dehydration and Air Filtration businesses and raw material cost increases.

Test and Measurement

	2005	2004	2003	2005 vs. 2004%	2004 vs. 2003%
Revenues	$1,059.6	$1,092.6	$931.7	(3.0)%	17.3%
Segment Income	129.9	127.9	120.7	1.6%	6.0%
% of revenues	12.3%	11.7%	13.0%
Components of Segment Revenue Growth:
Organic Growth				(4.0)%	9.4%
Foreign Currency				(0.2)%	2.7%
Acquisitions and Other, net				1.2%	5.2%

Net Segment Revenue Growth				(3.0)%	17.3%

        Revenues — For 2005, the decline in revenues compared to 2004 was primarily from the decline in organic revenues, partially offset by the impact of 2004 acquisitions (Actron and Auto X-Ray), and the fourth quarter 2005 acquisition of CarTool. The decline in organic revenues was primarily the result of a decrease in revenues from fare-collection systems. Revenues from fare-collection systems are affected by the timing of large contracts with municipalities and Federal funding of transportation initiatives, which can cause fluctuations in revenues from period to period. Additionally, 2005 revenues were reduced by 1.8% due to a change in classification of certain sales program costs. The comparison to the prior year was also impacted by unusually strong 2004 European OEM programs.

        For 2004, the increase in revenues was due primarily to organic revenue growth generated from increased demand for dealer equipment services and aftermarket mechanical tools, and the strong European OEM programs noted above. Also, 2004 results benefited from strong revenues generated from fare-collection systems.

        Segment Income — For 2005, the modest increase in segment income was due to the following items:

  •
  Improved product mix due to a decrease in low margin dealer equipment services' revenues in 2005.

  •
  A 2005 benefit of $2.6 relating to the reimbursement of excess charges by a freight company in prior years.

  •
  Segment income in 2004 was negatively impacted by inventory write-downs of $7.5 associated with the discontinuance of certain utility and telecommunications products lines. There was no such charge in 2005.

        The increases to 2005 segment income from the above items were mostly offset by the following:

  •
  The negative impact on 2005 segment income resulting from the lower volumes of fare-collection systems noted above.

  •
  Increases in 2005 self-insurance costs of $3.4 associated with workers' compensation, product and general liability claims.

  •
  The impact on 2005 segment income resulting from the lower volumes from European OEM programs noted above.

        For 2004, the increase in segment income was primarily due to the increase in revenues noted above. This increase in revenues was partially driven by lower margin dealer equipment services, which contributed to the deterioration of margins from 13.0% in 2003 to 11.7% in 2004. Additionally, 2004 segment income was negatively affected by the inventory write-downs of $7.5 noted above.

Thermal Equipment and Services

	2005	2004	2003	2005 vs. 2004%	2004 vs. 2003%
Revenues	$1,204.3	$1,065.3	$883.0	13.0%	20.6%
Segment Income	118.3	126.7	118.4	(6.6)%	7.0%
% of revenues	9.8%	11.9%	13.4%
Components of Segment Revenue Growth:
Organic Growth				13.0%	2.5%
Foreign Currency				—%	3.6%
Acquisitions				—%	14.5%

Net Segment Revenue Growth				13.0%	20.6%

        Revenues — For 2005, the increase in revenues was due to organic revenue growth. The organic revenue growth mostly related to strong demand for dry cooling products in China, and thermal services and repairs in Europe. This is consistent with our objective of expanding our product platforms in these respective regions.

        For 2004, the increase in revenues was primarily due to the Hamon acquisition in December 2003. This acquisition contributed incremental revenues of $128.3 in 2004. The remainder of the increase in revenues was due to strong demand for products in China and thermal services and repairs in Europe, and the strength of foreign currencies relative to the U.S. dollar.

        Segment Income — For 2005, segment income benefited from the increase in revenues generated from dry cooling contracts in China and thermal service and repair contracts in Europe, although at lower margins. This decline in margin reflects a change in global product mix. Additionally, our 2005 pricing initiatives have generally offset increases in raw material costs, most notably steel. However, the incremental segment income effects of these factors were more than offset by the impact of the following items, resulting in an overall decline in segment income compared to 2004:

  •
  Additional SG&A costs to support the segment's expansion in China and Europe.

  •
  Start-up costs relating to the segment's new Eden, NC facility.

  •
  Higher self-insurance costs of $3.0 associated with workers' compensation, product and general liability claims.

  •
  A charge of $3.3 at an operation in France.

        Segment income for 2005 also included a credit of $2.3 for a reduction in warranty liabilities associated with the boiler products business as a result of a change in the related warranty program.

        For 2004, the increase in segment income was primarily due to the Hamon acquisition noted above. Additionally, changes in product mix and raw material cost increases contributed to the decline of margins from 13.4% in 2003 to 11.9% in 2004. Also impacting the comparability of segment income for 2004 and 2003 were benefits of $2.5 and $8.9, respectively, from operational cost improvements at an environmental remediation site in California.

Industrial Products and Services

	2005	2004	2003	2005 vs. 2004%	2004 vs. 2003%
Revenues	$1,150.2	$1,127.1	$1,060.9	2.0%	6.2%
Segment Income	94.5	54.9	93.1	72.1%	(41.0)%
% of revenues	8.2%	4.9%	8.8%
Components of Segment Revenue Growth:
Organic Growth				1.5%	5.9%
Foreign Currency				0.1%	1.0%
Acquisitions				0.4%	(0.7)%

Net Segment Revenue Growth				2.0%	6.2%

        Revenues — For 2005, the modest increase in revenues was the result of increases within power transformers and broadcast products, the impact of 2004 acquisitions, and 2005 price increases, partially offset by declines within the domestic automotive market.

        For 2004, the increase in revenues was primarily due to increased demand for power transformer products and higher revenues at our Dock Products business as a result of price increases and new product introductions.

        Segment Income — For 2005, the most significant reason for the increase in segment income was improved operations at our Dock Products business unit. During 2005, this business generated a modest profit compared to an operating loss of $19.5 in 2004. Although the operating performance at Dock Products has improved, it was still below their 2005 operating targets, resulting in an additional impairment charge in the fourth quarter of 2005. See Note 8 to our consolidated financial statements for additional details.

        Additionally, overall pricing initiatives generally offset increases in raw material costs, most notably steel. The following items further impacted the comparability of segment income between 2005 and 2004:

  •
  Significant profit improvements in our broadcast antenna systems, industrial tools and laboratory equipment businesses associated with manufacturing efficiencies and pricing initiatives.

  •
  A credit of $2.0 in 2005, reflecting operational cost improvements at an environmental remediation site in Connecticut.

  •
  Higher self-insurance costs of $5.0 associated with workers' compensation, product and general liability claims.

  •
  Pricing pressures and lower volumes in 2005 within the domestic automotive market.

        For 2004, the most significant reason for the decline in segment income and margin was the operating loss at our Dock Products business unit noted above. The Dock Products loss was mostly attributed to the start-up of a facility in Reynosa, Mexico, increases in steel costs, and a $3.9 receivable write-off associated with a restructuring of the mid-west distribution channel. Additionally, raw material cost increases across the segment also contributed to the decline in segment income.

Corporate Expenses and Other Expenses

	2005	2004	2003	2005 vs. 2004%	2004 vs. 2003%
Total Consolidated Revenues	$4,292.2	$4,095.9	$3,550.5	4.8%	15.4%
Corporate Expenses	87.6	100.9	53.5	(13.2)%	88.6%
% of revenues	2.0%	2.5%	1.5%
Stock-Based Compensation	28.3	9.1	5.4	211.0%	68.5%
Pension and Postretirement Expense	30.4	23.0	5.9	32.2%	289.8%

        Corporate Expense — Corporate expenses generally relate to the cost of our Charlotte, NC corporate headquarters and our Horsham, PA information technology data center. The comparability of corporate expenses between 2005 and 2004 was impacted by a number of factors, with the year-over-year decrease generally attributable to the net impact of these items:

  •
  The 2004 corporate expenses included $15.5 of separation costs associated with the retirement and resignation of our former Chairman, Chief Executive Officer and President.

  •
  Higher incentive compensation costs in 2005 as a result of improved operating results for the year. The 2004 expense also was lower due to the fact that ten members of our senior management team agreed to forego payment of their 2004 incentive compensation.

  •
  The 2005 corporate expenses also included $1.9 of incremental costs due to relocation and other costs associated with moving certain corporate functions to our Charlotte, NC headquarters. We anticipate completing all significant consolidation activities by the first quarter of 2006.

        For 2004, the increase in corporate expenses was attributable to the higher professional fees ($7.0 higher than in 2003) and separation costs noted above, which were partially offset by lower incentive compensation (for the reasons described above). Additionally, in 2004, corporate expenses included incremental legal expenses totaling $16.5 that related primarily to costs associated with the VSI litigation, Securities Class Action, and Italian investigation.

        Stock-Based Compensation — The 2005 increase in stock-based compensation expense was primarily the result of 2005 being the second year of our restricted stock/restricted stock unit awards (i.e., two years of awards being amortized to earnings in 2005 compared to one year of awards in 2004). In addition, 2004 stock-based compensation expense included a credit of $8.2 associated with compensation previously recorded for restricted stock that was forfeited in connection with the December 2004 retirement and resignation of our then Chairman, Chief Executive Officer and President. The increase in 2004 compared to 2003 was attributable to the adoption of the restricted stock/restricted stock unit awards program (in lieu of stock options), and expanding the issuance of such awards to a broader group of employees than in 2003, partially offset by the credit of $8.2.

        Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increases in pension and postretirement benefit expense for 2005 and 2004 primarily reflected market factors (e.g., the actual return on plan assets compared to our long-term assumptions) and lower interest rates (reducing the discount rate used in calculating our projected benefit obligation).

Outlook

        The following table highlights our segment expectations for 2006 based on information available at the time of this report. We define forecasted trends as follows: "Growth" — Future end market performance is expected to be above the prior year; "Flat" — Future end market performance is expected to be flat compared to the prior year; "Decline" — Future end market performance is expected to be below the prior year.

Segment	2006 Annual Forecasted Trend	Comments
Flow Technology	Growth	We expect organic revenue growth to continue in 2006, driven by demand within the mining, petro-chemical, and sanitary markets.
Test and Measurement	Growth	We expect strong revenue growth from our fourth quarter 2005 acquisition of CarTool and organic revenue growth across the segment.
Thermal Equipment and Services	Growth

We expect organic revenue growth to remain strong in 2006 based on continued demand for dry cooling products in China and thermal services and repairs in Europe. We enter 2006 with a backlog of approximately $736.8 across the segment, with the majority of this in our cooling equipment and services businesses. Accordingly, we expect organic revenue growth to approach the double-digit rate experienced in 2005.
Industrial Products and Services	Growth	We expect organic revenue growth across the majority of the segment's businesses, except for those impacted by the domestic automotive market.

Liquidity and Financial Condition

        Listed below are the cash flows from (used in) operating, investing, and financing activities, and discontinued operations, and the net change in cash and cash equivalents for the years ended 2005, 2004, and 2003.

	2005	2004	2003
Continuing Operations:
Cash flows from operating activities	$294.6	$5.9	$399.8
Cash flows from (used in) investing activities	2,673.6	(92.6)	28.6
Cash flows used in financing activities	(2,501.5)	(200.9)	(413.9)
Cash flows from (used in) discontinued operations	(449.0)	146.5	146.2
Increase (decrease) in cash and equivalents due to changes in foreign currency exchange rates	(23.9)	7.1	3.8

Net change in cash and equivalents	$(6.2)	$(134.0)	$164.5

2005 Compared to 2004:

        Operating Activities — The primary factors contributing to the increase in cash from operating activities during 2005 as compared to 2004 were as follows:

  •
  Higher operating income in 2005.

  •
  A reduction in the year-over-year investment in accounts receivable and inventories.

  •
  Lower payments for incentive compensation ($32.0 in 2005 compared to $66.9 in 2004).

  •
  A reduction in interest payments of $81.7 in 2005 resulting from the debt retirements in 2005.

  •
  Legal fees of $14.9 paid in the first quarter of 2004 related to the Microsoft settlement that occurred in the fourth quarter of 2003.

  •
  Supplier payments of $18.0 made in the first quarter of 2004 related to the December 2003 Hamon acquisition.

        The above increases in operating cash flows for 2005 were partially offset by the following:

  •
  Contributions totaling $21.5 made in 2005 in connection with the consolidation of our pension plans in the United Kingdom.

  •
  Net income tax payments totaling $27.1 relating primarily to the repatriation of foreign earnings to the United States during 2005.

  •
  Cash payments of $13.3 associated with the termination of interest rate swap contracts.

        Investing Activities — The primary factors contributing to the increase in cash from investing activities during 2005 as compared to 2004 were as follows:

  •
  Proceeds totaling $2,751.2 from the sale of various businesses, compared to $54.1 in 2004.

  •
  Cash flows for acquisitions and investments totaling $121.7 in 2004, while the amount of acquisitions and investments in 2005 were only $50.4.

  •
  Proceeds from other asset sales of $41.4 in 2005, due primarily from the sale of land in Milpitas, CA in the third quarter of 2005, compared to total proceeds of $14.2 in 2004.

        The above increases in investing cash flows were partially offset by increased capital expenditures in 2005 (2005 - $68.6 and 2004 - $39.2).

        Financing Activities — The primary factors contributing to the increase in cash used in financing activities during 2005 as compared to 2004 were as follows:

  •
  The repurchase of our senior notes totaling $744.5.

  •
  Repayments on our Tranche A and B terms loans collectively totaling $1,073.4.

  •
  The redemption of our LYONs totaling $17.9.

  •
  Repurchases of our common stock totaling $624.7 in 2005 compared to $42.3 in 2004.

        Discontinued Operations — The primary factors contributing to the decrease in cash flows from discontinued operations during 2005 as compared to 2004 were as follows:

  •
  Income tax payments totaling $406.4 primarily associated with the gains on the sales of EST, Kendro and Bomag.

  •
  Fees paid during 2005 associated with businesses sold during the fourth quarter of 2004 and in 2005.

  •
  Lower operating cash flows for Bomag, EST and Kendro during 2005 due primarily to their disposition in January, March and May of 2005, respectively.

  •
  Repayments of $15.3 under Bomag's accounts payable financing program in 2005 versus a cash inflow of $22.6 in 2004.

2004 Compared to 2003:

        Operating Activities — The primary factors contributing to the decrease in operating cash flow in 2004 as compared to 2003 were as follows:

  •
  Lower operating income in 2004.

  •
  A year-over-year decline in cash flows from working capital. The year-over-year decline in cash flows from accounts receivable resulted primarily from long-cycled contracts in Asia within our Thermal Equipment and Services segment where a large portion of customer payments typically are received in the latter stages of the contract.

  •
  The discontinuance at the beginning of the fourth quarter of 2004 of non-recourse sales of trade receivables, and a reduction in the level of early payment customer discounts in the fourth quarter of 2004 compared to the same quarter of 2003.

  •
  In 2003, cash flows from operations included $60.0 associated with the settlement of a patent infringement case against Microsoft Corporation, while 2004 cash flows from operations included cash outflows of approximately $15.0 relating to the case.

        Investing activities — The primary factors contributing to the decrease in cash from investing activities during 2004 as compared to 2003 were as follows:

  •
  A decrease in proceeds from asset and business sales, which totaled $54.1 in 2004 compared to $255.4 in 2003. The 2004 proceeds from assets and business sales included $28.5 received from the sale of our municipal water valve business and $19.9 from the sale of our axial fan business. The 2003 proceeds from assets and business sales included $132.7 from the sale of Inrange and $76.2 of cash received from the sale of our 20% interest in the Assa Abloy door joint venture.

  •
  This decrease in investing cash inflows was partially offset by a decrease in cash used for business acquisitions, as $121.7 was used in 2004 compared to $189.9 in 2003. During 2004, we completed six acquisitions, while in 2003 we completed ten.

        Financing activities — The primary factors contributing to the decrease in cash used for financing activities during 2004 compared to 2003 were as follows:

  •
  In 2004, we spent $42.3 to repurchase 1.1 shares of our common stock compared to $315.4 spent in 2003 to repurchase 7.3 shares of our common stock.

  •
  The 2004 cash flows include $80.0 of senior note repurchases and $56.2 of debt repayments relating to debt assumed with the acquisition of McLeod Russel and scheduled repayments of the Tranche A and B terms loans. Our 2003 cash flows consisted of $236.9 paid for the retirement of our LYONs and $200.0 of an early retirement payment on our credit facility, offset by the issuance of $300.0 of senior notes.

  •
  Proceeds of $41.9 from the exercise of employee stock options in 2004 compared to $14.8 in 2003.

        These decreases in the amount of cash used for financing activities in 2004 compared to 2003 were partially offset by dividends of $56.8 that were paid in 2004 in conjunction with the implementation of our quarterly dividend program. No dividends were paid in 2003.

        Discontinued operations — Cash flows from discontinued operations were $146.5 in 2004 compared to $146.2 in 2003.

Borrowings

        The following summarizes our outstanding debt and debt activity as of, and for the year ended, December 31, 2005. See Note 12 to our consolidated financial statements for the details regarding our 2005 debt activity.

	December 31, 2004	Accretion and Debt Assumption	Repayments	December 31, 2005	Loss On Early Extinguishment of Debt(1)
Revolving Credit Loan	$—	$—	$—	$—	$0.5
Term loans — Tranche A	191.3	—	(191.3)	—	8.5
Term loans — Tranche B	882.1	—	(882.1)	—	20.6
LYONs(2)	658.5	18.0	(17.9)	658.6	—
7.50% senior notes	472.5	—	(444.3)	28.2	64.5
6.25% senior notes	248.6	—	(227.3)	21.3	20.9
Other borrowings	73.1	9.9	(2.7)	80.3	—

Total Debt(3)	2,526.1	$27.9	$(1,765.6)	788.4	$115.0

Less: short-term debt	63.5			64.9
Less: current maturities of long-term debt	48.3			2.6

Total Long-term Debt	$2,414.3			$720.9

(1)
Loss on early extinguishment of debt related to the write-off of unamortized deferred financing fees, premiums/fees paid to redeem the senior notes, and other costs associated with the extinguishment of the term loan and revolving credit loan. These amounts are reflected in the consolidated statement of operations for the year ended December 31, 2005, with $113.6 included in "Loss on early extinguishment of debt" and $1.4 included in "Income (loss) from discontinued operations".

(2)
The LYONs are net of unamortized discount of $336.1 and $364.2 at December 31, 2005 and December 31, 2004, respectively. On May 9, 2005, the May LYONs were redeemed in full for $17.9. The remaining February LYONs had a put option date within twelve months of December 31, 2005 (February 2006). In accordance with SFAS No. 78, "Classification of Obligations That are Callable by the Creditor," obligations that are by their terms due upon demand within one year of the balance sheet date are to be considered short-term obligations, unless the obligor has the ability and intent to refinance. In February 2006, all but $0.2 of the February LYONs were put to us and settled in cash for $660.2, their accreted value on such date, with amounts borrowed under the delayed draw term loan of our new senior credit facilities. Since the February LYONs have been subsequently refinanced with amounts under our new senior credit facilities, we have classified the outstanding balance for the February LYONs as long-term debt as of December 31, 2005.

(3)
No amounts were outstanding at December 31, 2005 under the new senior credit facilities, entered into on November 18, 2005, as further discussed below.

Credit Facilities

        On November 18, 2005, we entered into new senior credit facilities with a group of lenders that replaced our existing credit facilities, which were simultaneously terminated. The new senior credit facilities provide for committed senior secured financing of approximately $1,625.0, consisting of the following:

  •
  a delayed draw term loan facility in an aggregate principal amount of $750.0 with final maturity in November, 2010;

  •
  a domestic revolving loan facility in an aggregate principal amount of $350.0 with final maturity in November, 2010;

  •
  a global revolving loan facility in an aggregate principal amount of $100.0 with final maturity in November, 2010; and

  •
  a foreign trade facility in an aggregate principal amount of up to the U.S. dollar equivalent, at issuance, of $425.0 with final maturity in November, 2010, subject to two possible extensions of the final maturity date of two years each, at our option.

        We have the ability to add additional commitments under the foreign trade facility in an aggregate principal amount of up to the U.S. dollar equivalent of $25.0, without the need for consent of the existing lenders. In addition, we may also seek additional commitments from new or current lenders for incremental term loan facilities or increases in commitments in respect to the other facilities not exceeding an aggregate principal amount of $250.0, without the need for consent of the existing lenders.

        In February 2006, in conjunction with the redemption of the LYONs (see Note 12 to our consolidated financial statements for additional details), we became a borrower under the delayed draw term loan facility. We currently utilize the revolving loan facilities for the issuance of letters of credit and certain of our foreign subsidiaries utilize (and others may utilize) the foreign trade facility for the issuance of foreign credit instruments. The revolving credit facility may be used from time to time for working capital and general corporate purposes, including domestic letters of credit of up to $250.0, by our subsidiaries and us. The foreign trade facility may be used by our foreign subsidiaries to obtain bank guarantees, stand-by letters of credit and similar foreign trade instruments in connection with their business operations.

        The interest rates applicable to loans under our new senior credit facilities will be, at our option, equal to either an alternate base rate ("ABR" or prime) or an adjusted Eurodollar bank deposit rate plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (generally defined as the ratio of consolidated total debt (net of cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the four fiscal quarters ended on such date). We may elect interest periods of one, two, three or six months for Eurodollar borrowings. The interest rate margins applicable to base rate and Euro dollar loans are as follows:

Consolidated Leverage Ratio	Margin for Eurocurrency Loans and Foreign Credit Instruments	Margin for ABR Loans
Greater than or equal to 3.00 to 1.0	1.500%	0.500%
Between 2.00 to 1.0 and 3.00 to 1.0	1.250%	0.250%
Between 1.50 to 1.0 and 2.00 to 1.0	1.000%	0.000%
Between 1.00 to 1.0 and 1.50 to 1.0	0.875%	0.000%
Less than 1.00 to 1.0	0.750%	0.000%

        The term loan is repayable in quarterly installments with each such payment being equal to a percentage of the aggregate principal amount of the initial term loans borrowed by us, as follows: (i) 2006 (starting in the second quarter of 2006) — approximately 0.67% per quarter; (ii) 2007 — 1.25% per quarter; (iii) 2008 — 2.5% per quarter; (iv) 2009 — 3.75% per quarter; and (v) 2010 — 17.0% per quarter.

        Our new senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition (including from any casualty to, or a governmental taking) of property (other than in the ordinary course of business and subject to other exceptions) by us or our subsidiary guarantors in excess of $10.0. Mandatory prepayments will be applied first to prepay the term loan and then to reduce permanently the term loan commitments. No prepayment or commitment reduction is required to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.

        Indebtedness under our new senior credit facilities is guaranteed by: (i) each of our material domestic subsidiaries; (ii) each of our material first-tier foreign subsidiaries, to the extent no material adverse tax consequence would result and to the extent permitted under local law; and (iii) us with respect to the obligations of our subsidiaries under the foreign trade facility. In addition, indebtedness under our new senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiary guarantors and 66% of the capital stock of our material first-tier foreign subsidiaries. If the outstanding indebtedness under the new senior credit facilities is rated "Ba2" or less by Moody's and "BB" or less by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of our property.

        Our new senior credit facilities require that we maintain a Consolidated Interest Coverage Ratio (generally defined as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00, and a Consolidated Leverage Ratio (net of cash equivalents in excess of $50.0) as of the last day of any fiscal quarter of no more than 3.25 to 1.00. Our new senior credit facilities also contain covenants that restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Lastly, our new senior credit facilities contain customary representations, warranties, affirmative covenants, and events of default.

        We are permitted under our new senior credit facilities to repurchase our capital stock and pay cash dividends in an unlimited amount if our gross Consolidated Leverage Ratio is less than 2.50 to 1.00. If our gross Consolidated Leverage Ratio is greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed

(A) $75.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after November 18, 2005 equal to the sum of (i) $250.0 and (ii) a positive amount equal to 50% of cumulative consolidated net income during the period from October 1, 2004 to the end of the most recent fiscal quarter for which financial information is available preceding the date of such repurchase or dividend declaration (or, in case such consolidated net income is a deficit, minus 100% of such deficit).

        At December 31, 2005, we were in compliance with all covenant provisions of our new senior credit facilities, and did not have any restrictions on our ability to repurchase shares or pay dividends.

Senior Notes

        During the first quarter of 2005, we completed cash tender offers for $668.2, or 93%, of the then outstanding principal amount of our 7.50% and 6.25% senior notes. The amount of the notes tendered exceeded the requisite consent thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes. Additionally, during the second and third quarter of 2005, we redeemed $3.4 of the senior notes.

Other Borrowings and Financing Activities

        Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of December 31, 2005 and December 31, 2004, the participating businesses had $15.7 and $15.8, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for payment beyond normal payment terms. As of December 31, 2005 and December 31, 2004, the participating businesses had $48.2 and $46.7 outstanding under this arrangement. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

        In the first nine months of 2004, we entered into sale and assignment transactions whereby certain of our businesses sold without recourse certain accounts receivable. At the beginning of the fourth quarter of 2004, we discontinued the sale of accounts receivable.

        In April 2003, we entered into a three-year trade receivables financing agreement, which was extended in November 2005 for an additional year, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. We had $1.0 outstanding under this financing agreement at both December 31, 2005 and 2004.

Current Availability

        At December 31, 2005, we had $1,069.2 of available borrowing capacity under our new term and revolving credit facilities and $214.9 of available issuance capacity under our foreign trade facility after giving effect to $130.8 and $210.1, respectively, reserved for outstanding letters of credit. In February 2006, our availability under our new senior credit facilities was reduced by $750.0, as we borrowed against our delay draw term loan in order to refinance the February LYONs. We believe that current cash and equivalents, which totaled $576.3 at December 31, 2005, and our availability under our new senior credit facilities and existing trade receivable financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements, and required debt service.

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

Cash and Other Commitments

        Balances, if any, under the revolving loans and foreign trade facilities of our new senior credit facilities are payable in full in November 2010, the maturity date of the facilities. Balances under the delayed draw term loan of our new senior credit facilities are payable in quarterly installments with each such payment being equal to the percentage of the aggregate principal amount of the initial term loans borrowed by us, as follows: (i) 2006 (starting in June 2006) — approximately 0.67% per quarter; 2007 — 1.25% per quarter; (iii) 2008 — 2.5% per quarter; 2009 — 3.75% per quarter; and 2010 — 17.0% per quarter.

        We use operating leases to finance certain equipment and other purchases. At December 31, 2005, we had $157.9 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.

        On June 27, 2005, we adopted a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate the common stock share repurchase program that was previously authorized by our Board of Directors on March 28, 2005. On December 21, 2005, our Board of Directors authorized a new share repurchase program, replacing the existing repurchase program. The new share repurchase program is consistent with, and allows for share repurchases in an amount up to that permitted by, our new senior credit facilities. On such date, we also adopted a new Rule 10b5-1 plan to facilitate the repurchase of up to 5.0 shares of our common stock in accordance with the new share repurchase program. Under these programs, we have repurchased, through December 31, 2005, 13.7 shares for $624.7. We repurchased an additional 4.1 shares for $193.5 through February 28, 2006.

        In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors that the Board of Directors considers in determining the actual amount of each quarterly dividend include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facilities and any other debt instruments, and other factors deemed relevant. During 2005, we declared and paid dividends of $70.6 and $73.3, respectively, while in 2004 we declared and paid dividends of $74.5 and $56.8, respectively.

        Capital expenditures for 2005 totaled $68.6, compared to $39.2 and $36.9 in 2004 and 2003, respectively. Capital expenditures relate primarily to upgrades of manufacturing facilities and replacements of equipment. We expect 2006 capital expenditures to be in the range of $80.0 to $90.0, with the increase relating primarily to ERP system investments in efforts to consolidate the numerous IT platforms within our businesses.

        In 2005, we made contributions and direct benefit payments of $43.8 to our defined benefit pension and postretirement benefit plans, and we expect to make $30.7 of contributions and direct benefit payments in 2006. See Note 10 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.

        On a net basis, both from continuing and discontinued operations, we paid $433.5, $19.5, and $5.5 in cash taxes for 2005, 2004, and 2003. In 2005, we made payments of $457.9 associated with the actual and estimated tax liability for federal, state, and foreign tax obligations and received refunds of $24.4. A significant amount of the 2005 tax payments related to the gains on the sales of Bomag, EST, and Kendro, as well as the repatriation of foreign earnings. The amount of income taxes that we may pay annually is dependent on various factors, including the timing of certain deductions. Since these deductions can vary from year to year, the amount of income taxes paid in future years may be greater than amounts paid in past years. As of December 31, 2005, except as discussed in Note 14 to our consolidated financial statements, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (1) $347.0 of certain standby letters of credit outstanding, of which $130.8 reduce the available borrowing capacity on our revolving credit facility; and (2) approximately $226.1 of surety bonds. In addition, $83.7 of our standby letters of credit relate to self-insurance matters and originate from workers' compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals.

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

        We continually review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria were met. There can be no assurances that these acquisitions will not have a significant impact on our capital financing requirements, will be integrated successfully, or that they may not have a negative effect on our operations. In addition, you should read "Item 1A. Risk Factors", "Segment Results of Operations" included in this MD&A, and "Item 1. Business" for an understanding of the risks, uncertainties and trends facing our businesses.

Credit Risk

        Cash and temporary investments and our interest rate and foreign currency protection agreements are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

        Concentrations of credit risk arising from trade accounts receivable are due to selling to a large number of customers in a particular industry. We perform ongoing credit evaluations of our customers' financial conditions and obtain collateral or other security when appropriate. No customer or group of customers that, to our knowledge, are under common control accounted for more than 10% of our consolidated revenues for all periods presented.

        On October 8, 2005, The Delphi Corporation ("Delphi") filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Delphi is a customer within our Industrial Products and Services and Test and Measurement segments. Annual revenues derived from Delphi represent less than 2% of our consolidated revenues, and we have approximately $4.0 of pre-petition bankruptcy accounts receivable due from Delphi and approximately $2.0 of committed assets. We have not recorded any loss as a result of Delphi's Chapter 11 proceedings. We will continue to evaluate whether, when and to what extent we may be required to record a loss for the accounts receivable and/or the committed assets.

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

Contractual Obligations:

        The following is a summary of our primary contractual obligations:

	Total	Due within 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Short-Term Debt Obligations	$64.9	$64.9	$—	$—	$—
Long-Term Debt Obligations(1)	723.5	661.2	6.3	4.4	51.6
Purchase and Other Contractual Obligations(2)	178.2	147.1	27.8	3.2	0.1
Future Minimum Lease Payments(3)	157.9	34.9	51.1	31.8	40.1
Interest Payments	25.2	3.7	7.3	7.1	7.1

Total Contractual Cash Obligations(4)(5)	$1,149.7	$911.8	$92.5	$46.5	$98.9

(1)
In February 2006, the holders of the February LYONs put to us all but $0.2 of the outstanding February LYONs at the accreted price on such date of $660.2. The payment of the February LYONs was funded through our new senior credit facilities, and has been classified as long-term debt as more fully described in Note 12 to our consolidated financial statements.

(2)
Represents contractual legally binding commitments to purchase goods and services at specified dates, and amounts payable to our former Chairman, Chief Executive Officer, and President of approximately $8.0 that is payable in 2008.

(3)
Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.

(4)
Contingent obligations, such as environmental accruals, generally do not have specific payment dates and accordingly have been excluded from the above table.

(5)
Our long-term liabilities include both pension and postretirement obligations, of which certain of these obligations are non-funded and are paid out of our assets. These obligations and related annual payment amounts are subject to change due to actual participant experience and participant elections. Due to the uncertainty surrounding the amounts, they have been excluded from the above table. We made contributions and direct benefit payments of $43.8 in 2005 and we expect to make $30.7 to these plans in 2006.

We did not make any material cash contributions to our primary domestic pension plans in 2005. The required amount of contributions to our domestic pension plans is based upon, among other things, the actual return on plan assets and the growth in the overall obligation. We currently do not expect any material cash contributions in the near future, however, the United States Congress is currently considering pension-funding reform, which if passed, could materially change the annual funding requirements of our domestic pension plans. Although there are multiple bills being considered, the passage of any of the bills in their current form could negatively impact our future cash flow funding requirements. Due to the uncertainty of the required funding, no amounts have been included above.

See Note 10 to our consolidated financial statements for further disclosure of expected future benefit payments.

Critical Accounting Policies and Use of Estimates

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operation, and that require management's most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are listed below. This section should be read in conjunction with Notes 1 and 2 to our consolidated financial statements, which includes a detailed discussion on these and other accounting policies.

Long-Term Contract Accounting

        Certain of our businesses, primarily within the Test and Measurement and Thermal Equipment and Services segments, recognize revenues and profits from long-term contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. In 2005, 2004 and 2003, we recognized $721.4, $682.7 and $469.1 of revenues under the percentage-of-completion method, respectively.

        Provisions for losses, if any, on uncompleted long-term contracts are made in the period in which such losses are determined. In the case of customer change orders for uncompleted long-term contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

        Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues have been recorded but the amounts have not been billed under the terms of the contracts. These amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract.

        Claims related to long-term contracts are recognized as revenue only after management has determined that collection is probable and the amount can be reliably estimated. Claims made by us may involve negotiation and, in certain cases, litigation. In the event we incur litigation costs in connection with claims, such litigation costs are expensed as incurred although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.

Impairment of Goodwill and Indefinite Lived Intangible Assets

        Goodwill and indefinite lived intangible assets are not amortized, but instead are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. We considered a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of our reporting units. We perform our impairment testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets, with such testing occurring during the fourth quarter of each year. Fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units. The revenue growth rates included in the financial projections are management's best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on current cost structure and anticipated net cost reductions. The result of our impairment testing was that the carrying value of the net assets of our Air Filtration and Dock Products reporting units, components of the Flow Technology and Industrial Products and Services segments, respectively, exceeded their related fair values. Accordingly, we recorded an impairment charge of $78.2 in the fourth quarter of 2005.

        The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margin, and discount factors. Changes in economic and operating conditions impacting these assumptions could result in additional impairment charges in future periods. This is particularly true for the reporting units for which we recognized impairment charges in 2005, as the carrying value of the net assets of these reporting units were reduced to their respective fair values. We will continue to monitor impairment indicators across our reporting units, including, but not limited to, Air Filtration, Dock Products, Contech, Dehydration and Waukesha Electric Systems. The aggregate goodwill and indefinite lived intangible asset balances for these five reporting units was $407.4 at December 31, 2005.

Employee Benefit Plans

        We have defined benefit pension plans that cover a significant portion of our salaried and hourly paid employees, including certain employees in foreign countries. Additionally, we have domestic postretirement plans that provide health and life insurance benefits for certain retirees and their dependents. The costs and obligations associated with these plans are calculated based on actuarial valuations. The critical assumptions used in determining these obligations and related expenses are discount rates, the expected long-term rate of return on plan assets and healthcare cost projections. These critical assumptions are determined based on company data and appropriate market indicators, and are evaluated at least annually by management in consultation with outside actuaries and investment advisors. Other assumptions involving demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases are evaluated periodically and are updated to reflect our experience and expectations for the future. While management believes that the assumptions used are appropriate, actual results may differ.

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower expected rate of return on plan assets will increase pension expense. Our domestic plans account for in excess of 80% of our total pension obligations at December 31, 2005. In 2005, the expected long-term rate of return for our qualified domestic plans was 8.5%. A 50 basis point reduction in this expected long-term rate of return would increase pension expense by $4.8.

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. To reflect market interest rate conditions, we reduced our 2005 weighted-average discount rate for our domestic pension plans from 6.00% in 2004 to 5.75%. A 50 basis point reduction in the discount rate would increase pension expense by $4.5.

        The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2005 healthcare cost trend rate, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, was 10%. This rate is assumed to decrease to 5% by 2013 and then remain at that level. A one-percentage point increase in the healthcare cost trend rate would increase postretirement expense by $0.6.

        See Note 10 to our consolidated financial statements for further information on our pension and postretirement benefit plans.

Income Taxes

        Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

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

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we believe a liability is probable and can be reasonably estimated. Accruals for these contingencies are recorded based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. See Note 11 to our consolidated financial statements for additional details regarding certain of our tax contingencies.

Product Warranty

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

Contingent Liabilities

        Litigation and Environmental Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, class actions, derivative lawsuits and contract, intellectual property, competitive, personal injury, product liability, workers' compensation and other claims, have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware currently or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with our acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items, which totaled $344.1 and $350.5 at December 31, 2005 and 2004, respectively, are sufficient and that these items and our rights to available insurance and indemnity will be resolved without a material adverse effect, individually or in the aggregate, on our financial position, results of operations, and cash flows.

        It is our policy to comply fully with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third-party waste disposal sites. It is our policy to accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the losses or expenses probable and they can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. We expense costs incurred to investigate and remediate environmental issues unless they extend the economic useful life of related assets. We record liabilities and report expenses when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals we do not discount environmental or other legal accruals and do not reduce them by anticipated insurance, litigation and other recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

        Self-Insurance — We are primarily self-insured for workers' compensation, automobile, product and general liability, and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for self-insurance liabilities are determined by management, are based on claims filed and an estimate of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined amounts.

New Accounting Pronouncements

        See Note 3 to our consolidated financial statements for a complete discussion of recent accounting pronouncements. The following summarizes only those pronouncements that could have a material impact on our financial condition or results of operations in future periods.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) replaced SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") and superseded Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires the recognition of compensation expense for all share-based payments, including stock options, based on their grant date fair values. In

April 2005, the SEC amended the effective date of SFAS No. 123(R) and, accordingly, it is now effective starting with the first annual period beginning after June 15, 2005.

        We intend to adopt SFAS No. 123(R) in the first quarter of 2006 using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options, restricted stock and restricted stock units upon adoption. We intend to apply both the Black-Scholes (for options) and Monte Carlo simulator (for performance-based restricted stock and restricted stock units) valuation models to estimate the fair value of share-based payments to employees, which will then be amortized over the requisite service period. The Monte Carlo simulator valuation technique includes assumptions regarding the movement of stock prices and the effects of volatility, interest rates, and dividends. These assumptions are based on historical data points and are taken from market data sources. We do not anticipate that the adoption of SFAS No. 123(R) will have a significant impact on our stock-based compensation expense in 2006.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

(All amounts are in millions)

        We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes; however, such instruments may become speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. We have interest rate protection agreements with financial institutions to limit exposure to interest rate volatility. Our currency exposures vary, but are primarily concentrated in the Euro, British Pound, and Chinese Yuan. We generally do not hedge translation exposures.

        The following table provides information, as of December 31, 2005, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted average interest rates, and fair values.

	Expected Maturity Date
	2006	2007	2008	2009	2010	After	Total	Fair Value
Long-term Debt:
7.5% senior notes	—	—	—	—	—	$28.2	$28.2	$30.5
Average interest rate						7.5%
6.25% senior notes	—	—	—	—	—	$21.3	$21.3	$22.2
Average interest rate						6.25%
LYONs(1)	$660.2	—	—	—	—	—	$660.2	$660.2
Average interest rate						2.75%

(1)
In February 2006, the holders of the February LYONs put to us all but $0.2 of the outstanding February LYONs at the accreted value on such date of $660.2. The payment on the February LYONs was funded through our new senior credit facilities, and has been classified as long-term debt as more fully described in Note 12 to our consolidated financial statements.

        We believe that current cash and equivalents, cash flows from operations, availability under revolving credit facilities, and availability under our trade receivable financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

        As of December 31 2005, we have foreign currency forward contracts with an aggregate notional amount of $153.9 outstanding as of December 31, 2005, with scheduled maturities of $134.5, $14.2, $4.9 and $0.3 in 2006, 2007, 2008, and 2009, respectively. The contracts have a fair value of $5.7, which is recorded as a current liability as of December 31, 2005.

ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements

December 31, 2005

Page
SPX Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	43
Consolidated Financial Statements:
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	44
Consolidated Balance Sheets as of December 31, 2005 and 2004	45
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003	46
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	47
Notes to Consolidated Financial Statements	48

        All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the accompanying Consolidated Balance Sheets of SPX CORPORATION AND SUBSIDIARIES (the "Company") as of December 31, 2005 and 2004 and the related Consolidated Statements of Operations and Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EGS Electrical Group, LLC and subsidiaries for the years ended September 30, 2005 and 2004, the Company's investment in which is accounted for by use of the equity method (see Notes 1 and 9 to the consolidated financial statements). The Company's equity in income of EGS Electrical Group, LLC and subsidiaries for the years ended September 30, 2005 and 2004 was $22.4 million and $25.8 million, respectively. The financial statements of EGS Electrical Group, LLC and subsidiaries were audited by other auditors whose report has been furnished to us, and our opinion on the Company's 2005 and 2004 consolidated financial statements, insofar as it relates to the amounts included for such company, is based solely on the report of such auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of SPX CORPORATION AND SUBSIDIARIES at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 15, 2006

SPX Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
($ in millions, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues	$4,292.2	$4,095.9	$3,550.5
Costs and expenses:
Cost of products sold	3,160.1	3,009.9	2,530.6
Selling, general and administrative	818.8	791.2	630.2
Intangible amortization	15.7	16.2	6.6
Impairment of goodwill and other intangible assets	78.2	246.8	—
Special charges, net	9.2	44.1	44.0

Operating income (loss)	210.2	(12.3)	339.1
Other (expense) income, net	(17.5)	(9.0)	47.3
Interest expense	(68.9)	(156.3)	(193.3)
Interest income	17.1	4.9	7.8
Loss on early extinguishment of debt	(113.6)	(2.6)	(2.2)

Income (loss) from continuing operations before income taxes	27.3	(175.3)	198.7
Income tax (provision) benefit	(70.4)	32.8	(97.8)
Equity earnings in joint ventures	23.5	26.0	34.3

Income (loss) from continuing operations	(19.6)	(116.5)	135.2
Income from discontinued operations, net of tax	9.9	123.0	119.7
Gain (loss) on disposition of discontinued operations, net of tax	1,099.7	(23.6)	(18.9)

Income from discontinued operations	1,109.6	99.4	100.8

Net income (loss)	$1,090.0	$(17.1)	$236.0

Basic income (loss) per share of common stock
Income (loss) from continuing operations	$(0.28)	$(1.57)	$1.76
Income from discontinued operations	15.61	1.34	1.31

Net income (loss) per share	$15.33	$(0.23)	$3.07

Weighted average number of common shares outstanding — basic	71.084	74.271	76.802
Income (loss) from continuing operations for diluted income per share	$(19.6)	$(116.5)	$151.0
Net income (loss) for diluted income per share	$1,090.0	$(17.1)	$251.8
Diluted income (loss) per share of common stock
Income (loss) from continuing operations	$(0.28)	$(1.57)	$1.70
Income from discontinued operations	15.61	1.34	1.14

Net income (loss) per share	$15.33	$(0.23)	$2.84

Weighted average number of common shares outstanding — dilutive	71.084	74.271	88.648
Comprehensive income (loss):
Foreign currency translation adjustment	$(291.2)	$124.5	$220.5
Change in fair value of cash flow hedges, net of tax	15.6	13.0	20.2
Minimum pension liability adjustment, net of tax	(225.7)	(17.2)	164.1

Other comprehensive income (loss)	(501.3)	120.3	404.8
Net income (loss)	1,090.0	(17.1)	236.0

Comprehensive income	$588.7	$103.2	$640.8

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
($ in millions)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and equivalents	$576.3	$579.3
Accounts receivable, net	961.8	932.8
Inventories, net	463.4	475.8
Other current assets	78.3	111.0
Deferred income taxes	46.4	141.7
Assets of discontinued operations	102.1	1,844.3

Total current assets	2,228.3	4,084.9
Property, plant and equipment:
Land	28.9	34.0
Buildings and leasehold improvements	240.8	224.1
Machinery and equipment	686.2	656.5

	955.9	914.6
Accumulated depreciation	(481.7)	(436.2)

	474.2	478.4
Goodwill	1,812.2	1,920.5
Intangibles, net	437.4	457.7
Other assets	354.3	647.0

TOTAL ASSETS	$5,306.4	$7,588.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$535.0	$497.0
Accrued expenses	683.2	667.8
Incomes taxes payable	158.9	79.9
Short-term debt	64.9	63.5
Current maturities of long-term debt	2.6	48.3
Liabilities of discontinued operations	26.1	457.6

Total current liabilities	1,470.7	1,814.1
Long-term debt	720.9	2,414.3
Deferred and other income taxes	345.1	600.6
Other long-term liabilities	656.6	627.8

Total long-term liabilities	1,722.6	3,642.7
Minority interest	1.9	3.9
Shareholders' equity:
Common stock	920.8	899.9
Paid-in capital	1,084.8	988.6
Retained earnings	1,642.0	622.6
Unearned compensation	(55.3)	(33.2)
Accumulated other comprehensive income (loss)	(173.8)	327.5
Common stock in treasury	(1,307.3)	(677.6)

Total shareholders' equity	2,111.2	2,127.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,306.4	$7,588.5

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
($ in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury
Balance at December 31, 2002	$868.0	$863.3	$478.2	$(46.1)	$(197.6)	$(273.4)
Net income	—	—	236.0	—	—	—
Exercise of stock options and other incentive plan activity, including related tax benefit of $5.1	10.1	33.9	—	——	—
Net unrealized gain on qualifying cash flow hedges, net of tax of $12.3	—	—	—	—	20.2	—
Minimum pension liability adjustment, net of tax, of $107.4	—	—	—	—	164.1	—
Amortization of restricted stock grant	—	—	—	5.4	—	—
Treasury stock repurchased	—	—	—	—	—	(315.4)
Translation adjustments	—	—	—	—	220.5	—

Balance at December 31, 2003	878.1	897.2	714.2	(40.7)	207.2	(588.8)
Net loss	—	—	(17.1)	—	—	—
Dividends declared ($1.00 per share)	—	—	(74.5)	—	—	—
Exercise of stock options and other incentive plan activity, including related tax benefit of $2.6	18.4	47.8	—	—	—	(1.1)
Net unrealized gain on qualifying cash flow hedges, net of tax of $11.2	—	—	—	—	13.0	—
Minimum pension liability adjustment, net of tax, of $5.9	—	—	—	—	(17.2)	—
Restricted stock and restricted stock unit grants	3.4	58.4	—	(61.8)	—	—
Amortization of restricted stock and restricted stock unit grants, net of a $8.2 reduction	—	—	—	9.1	—	—
Restricted stock and restricted stock unit forfeitures	—	(14.8)	—	60.2	—	(45.4)
Treasury stock repurchased	—	—	—	—	—	(42.3)
Translation adjustments	—	—	—	—	124.5	—

Balance at December 31, 2004	899.9	988.6	622.6	(33.2)	327.5	(677.6)
Net income	—	—	1,090.0	—	—	—
Dividends declared ($1.00 per share)	—	—	(70.6)	—	—	—
Exercise of stock options and other incentive plan activity, including related tax benefit of $12.5	14.7	54.1	—	—	—	—
Net unrealized gain on qualifying cash flow hedges, net of tax of $9.9	—	—	—	—	15.6	—
Minimum pension liability adjustment, net of tax, of $141.1	—	—	—	—	(225.7)	—
Restricted stock and restricted stock unit grants	4.4	55.7	—	(60.1)	—	—
Activity for cash awards provided in 2005 (see Note 15)	—	—	—	(3.1)	—	—
Amortization of restricted stock and restricted stock unit grants (includes amounts recorded to discontinued operations)	—	—	—	30.1	—	—
Restricted stock and restricted stock unit vesting, net of tax withholdings	1.8	(6.4)	—	—	—	(1.2)
Restricted stock and restricted stock unit forfeitures	—	(7.2)	—	11.0	—	(3.8)
Treasury stock repurchased	—	—	—	—	—	(624.7)
Translation adjustments, including $221.2 of translation gains recognized upon sale of discontinued operations	—	—	—	—	(291.2)	—

Balance at December 31, 2005	$920.8	$1,084.8	$1,642.0	$(55.3)	$(173.8)	$(1,307.3)

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in millions)

	Year Ended December 31,
	2005	2004	2003
Cash flows from (used in) operating activities:
Net income (loss)	$1,090.0	$(17.1)	$236.0
Income from discontinued operations, net of tax	1,109.6	99.4	100.8

Income (loss) from continuing operations	(19.6)	(116.5)	135.2
Adjustments to reconcile income (loss) from continuing operations to net cash from (used in) operating activities
Special charges, net	9.2	44.1	44.0
Impairment of goodwill and other intangible assets	78.2	246.8	—
Loss on early extinguishment of debt	113.6	2.6	2.2
Deferred and other income taxes	39.9	(105.7)	79.2
Depreciation	70.4	74.2	77.3
Amortization of intangibles and other assets	17.5	18.0	8.4
Accretion of LYONs	18.0	17.8	19.4
Pension and other employee benefits	53.6	39.8	21.6
Stock-based compensation	28.3	9.1	5.4
Dividends from unconsolidated entities in excess of equity earnings	4.3	6.1	8.0
Other, net	12.5	5.6	18.1
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	(76.0)	(96.3)	61.9
Inventories	10.7	(20.9)	34.0
Accounts payable, accrued expenses and other	14.1	(91.6)	(56.1)
Taxes paid on repatriated foreign earnings	(47.5)	—	—
Payments to terminate interest rate swap agreements	(13.3)	—	—
Cash spending on restructuring actions	(19.3)	(27.2)	(58.8)

Net cash from continuing operations	294.6	5.9	399.8
Net cash from (used in) discontinued operations	(426.2)	166.7	218.6

Net cash from (used in) operating activities	(131.6)	172.6	618.4
Cash flows from (used in) investing activities:
Proceeds from sales of discontinued operations, net of cash sold	2,751.2	54.1	255.4
Proceeds from other asset sales	41.4	14.2	—
Business acquisitions and investments, net of cash acquired	(50.4)	(121.7)	(189.9)
Capital expenditures	(68.6)	(39.2)	(36.9)

Net cash from (used in) continuing operations	2,673.6	(92.6)	28.6
Net cash used in discontinued operations	(4.8)	(51.1)	(88.7)

Net cash from (used in) investing activities	2,668.8	(143.7)	(60.1)
Cash flows from (used in) financing activities:
Additional debt borrowings	—	—	293.7
Repayments of debt borrowings	(1,073.4)	(56.2)	(459.5)
Repurchase of senior notes (2005 includes premiums paid of $72.9)	(744.5)	(80.0)	—
Net borrowings (repayments) under other financing arrangements	(18.8)	(7.5)	55.9
Purchases of common stock	(624.7)	(42.3)	(315.4)
Proceeds from the exercise of employee stock options	38.3	41.9	14.8
Dividends paid	(73.3)	(56.8)	—
Financing fees paid	(5.1)	—	(3.4)

Net cash used in continuing operations	(2,501.5)	(200.9)	(413.9)
Net cash from (used in) discontinued operations	(18.0)	30.9	16.3

Net cash used in financing activities	(2,519.5)	(170.0)	(397.6)

Increase (decrease) in cash and equivalents due to changes in foreign exchange rates	(23.9)	7.1	3.8
Net change in cash and equivalents	(6.2)	(134.0)	164.5
Consolidated cash and equivalents, beginning of period	586.4	720.4	555.9

Consolidated cash and equivalents, end of period	$580.2	$586.4	$720.4

Cash and equivalents of continuing operations	$576.3	$579.3	$718.1
Cash and equivalents of discontinued operations	$3.9	$7.1	$2.3
Supplemental disclosure of cash flow information:
Interest paid	$64.7	$146.4	$135.4
Income taxes paid	$433.5	$19.5	$5.5
Non-cash investing and financing activities:
Long-term debt assumed	$9.9	$30.5	$—

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2005
(All dollar and share amounts in millions, except per share and per LYON data)

(1)   Summary of Significant Accounting Policies

        Our significant accounting policies are described below as well as in other Notes that follow.

        Basis of Presentation — The consolidated financial statements include SPX Corporation's ("our" or "we") accounts after the elimination of inter-company transactions. Investments in unconsolidated companies where we exercise significant influence, but do not have control are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current-year presentation, including the results of discontinued operations and financial data for our reporting segments resulting from changes to our segment reporting structure that were implemented during the first quarter of 2005. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for more information on discontinued operations).

        Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate. Gains and losses on foreign currency translations are reflected as a separate component of shareholders' equity and other comprehensive income (loss). Foreign currency transaction losses are included in other income (expense) and totaled $15.5, $6.7, and $7.9 in 2005, 2004, and 2003, respectively.

        Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Revenue Recognition — We recognize revenues from product sales upon shipment to the customer (f.o.b. shipping point) or upon receipt by the customer (f.o.b. destination), in accordance with the agreed upon customer terms. Revenues from service contracts and long-term maintenance arrangements are deferred and recognized on a straight line basis over the agreement period. Revenues from certain construction/installation contracts are recognized using the percentage-of-completion method of accounting. Sales with f.o.b. destination terms are primarily to automotive industry customers. Certain sales to distributors made with return rights are recognized upon shipment to the customer. Expected returns under these arrangements are estimated and accrued for at the time of sale. The accrual considers restocking charges for returns and in some cases the customer must issue a replacement order before the return is authorized. Actual return experience may vary from our estimates. Amounts billed for shipping and handling are included in revenue. Costs incurred for shipping and handling are recorded in cost of products sold.

        Certain of our businesses, primarily within the Test and Measurement and Thermal Equipment and Services segments, recognize revenues from long-term contracts under the percentage-of-completion method of accounting. The percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion, in accordance with Statement of Position 81-1, "Accounting for the Performance of Construction — Type and Certain Production — Type Contracts".

        Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined. In the case of customer change orders for uncompleted long-term contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is possible that completion costs, including those arising from contract penalty provisions and final contract settlements, may be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

        Costs and estimated earnings in excess of billings arise when revenues have been recorded but the amounts have not been billed under the terms of the contracts. These amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Claims related to long-term contracts are recognized as revenue only after management has determined that collection is probable and the amount can be reliably estimated. Claims made by us involve negotiation and, in certain cases, litigation. In the event we incur litigation costs in connection with claims, such litigation costs are expensed as incurred although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.

        We recognized $721.4, $682.7 and $469.1 in revenues under the percentage of completion method for the years ended December 31, 2005, 2004 and 2003, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2005 and 2004 were as follows:

	2005	2004
Costs incurred on uncompleted contracts	$733.6	$591.4
Estimated earnings to date	147.1	149.8

	880.7	741.2
Less: Billings to date	(768.0)	(644.9)

Net unbilled receivables	$112.7	$96.3

        Such amounts are included in the accompanying consolidated balance sheets at December 31, 2005 and 2004 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2005	2004
Costs and estimated earnings in excess of billings(1)	$190.7	$146.7
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(78.0)	(50.4)

Net unbilled receivables	$112.7	$96.3

(1)
Reported as a component of accounts receivable, net in the consolidated balance sheet.

(2)
Reported as a component of accrued expenses in the consolidated balance sheet.

        Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" until the product is available for general release. These costs are amortized over the lesser of three years or the economic life of the related products and we include the amortization in cost of products sold. We perform a periodic review of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any remaining capitalized amounts. We expensed $58.8 of research activities relating to the development and improvement of our products in 2005, $57.0 in 2004 and $53.0 in 2003.

        Property, Plant and Equipment — Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation and amortization. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on construction or installation projects that are greater than $5.0 and one year in duration. The amounts of interest capitalized during 2005, 2004, and 2003 were not material.

        Income Taxes — We record our income taxes based on the requirements of SFAS No. 109, "Accounting for Income Taxes", which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

        Stock-Based Employee Compensation — We have a stock based compensation plan, including stock option, restricted stock and restricted stock unit awards. We account for our stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, except for awards of restricted stock and restricted stock units, we do not recognize any compensation expense. We have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123." See Note 3 regarding the issuance of SFAS No. 123 (revised 2004) "Share Based Payment" ("SFAS No. 123(R)") and the impact of such statement on the future accounting for stock-based compensation.

        In December 2003, the Compensation Committee of the Board of Directors announced its intent to issue restricted stock and restricted stock units in lieu of stock options for stock-based employee compensation to eligible employees commencing with grants in the first quarter of 2004. Accordingly, under APB Opinion No. 25 these awards to employees are required to be expensed over the vesting period. Non-cash compensation expense associated with restricted stock awards was $28.3 and $9.1 in 2005 and 2004, respectively. Non-cash compensation expense in 2004 included a net credit of $8.2 relating to compensation expense previously recorded for restricted stock that was forfeited in connection with the December 2004 retirement and resignation of our then Chairman, Chief Executive Officer, and President. Stock-based compensation expense totaled $5.4 in 2003.

        We have applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost is reflected in net income (loss) for stock option awards as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, the following table illustrates the pro forma effect on income (loss) from continuing operations and net income (loss), in total and on a per share basis, in 2005, 2004 and 2003 had the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") been applied to stock-based employee compensation.

	For the Year Ended December 31,
	2005	2004	2003
Net income (loss) — as reported	$1,090.0	$(17.1)	$236.0
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect(1)	20.3	3.9	5.4
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value(2)	(27.4)	(28.3)	(45.0)
Awards granted above market value(2)	—	78.6	(39.2)

Net income — pro forma	$1,082.9	$37.1	$157.2

Basic earnings per share of common stock:
Income (loss) per share — as reported	$15.33	$(0.23)	$3.07
Income per share — pro forma	$15.23	$0.50	$2.05
Diluted earnings per share of common stock:
Income (loss) per share — as reported	$15.33	$(0.23)	$2.84
Income per share — pro forma	$15.23	$0.49	$1.95
Basic earnings per share of common stock from continuing operations:
Income (loss) per share — as reported	$(0.28)	$(1.57)	$1.76
Income (loss) per share — pro forma	$(0.38)	$(0.84)	$0.73
Diluted earnings per share of common stock from continuing operations:
Income (loss) per share — as reported	$(0.28)	$(1.57)	$1.70
Income (loss) per share — pro forma	$(0.38)	$(0.84)	$0.73

(1)
Amount for 2004 includes a credit of $8.2 relating to compensation expense previously recorded for a 2002 restricted stock award that was forfeited in connection with the December 2004 retirement and resignation of our then Chairman, Chief Executive Officer, and President.

(2)
In 2004, four members of our executive management team elected to voluntarily surrender outstanding unvested stock options to purchase 2.5 shares of common stock granted to them in August 2000, with an average fair value on the date of grant of $34.89. These options would have vested in their entirety in August 2005. In addition, certain members of our senior leadership team, who left the company in 2004, forfeited unvested stock options to purchase 0.7 shares of common stock. The weighted average fair value of these options on the date of grant was approximately $32.34. The impact of the surrender and forfeiture of the above options on compensation expense, net of tax, under the fair value based method was approximately $72.0. Lastly, under the separation agreement relating to the December 2004 retirement and resignation of our then Chairman, Chief Executive Officer, and President, options to purchase 2.2 shares of common stock that were unvested at the time of separation became immediately vested. Under SFAS No. 148, the acceleration of the vesting was deemed a modification to the original awards and resulted in a remeasurement of the fair value of these options. The effect of the accelerated vesting and remeasurement resulted in additional compensation expense of approximately $10.5 under the fair value based method. 2004 compensation expense under the fair value based method also includes tax benefits of approximately $35.0 associated with certain option grants to our former Chairman, Chief Executive Officer, and President. Prior to his resignation and retirement in December 2004, compensation associated with these option grants was not deductible under Section 162(m) of the Internal Revenue Code. As a result of his resignation and retirement, these limitations are no longer applicable and, as such, we have reflected a cumulative tax benefit of $35.0 relating to these option grants in the 2004 column in the table above.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Our option grants are generally made during the first week of the year. There were no option grants in 2005. In 2004, we granted 0.019 options to members of our Board of Directors that fully vested as of December 31, 2004. We made no other option grants in 2004. Assumptions used in determining the fair value of the 2004 and 2003 options are based upon relevant data existing at the date of grant and are as follows:

	2004	2003
Weighted-average fair value of options:
Granted at market value	$23.39	$18.25
Weighted-average exercise price of options:
Granted at market value	$53.15	$38.72
Principal Assumptions:
Expected option life in years	6	6
Risk free interest rate	3.3%	3.3%
Expected volatility	39.6%	40.3%
Expected dividend yield	2.5%	0.0%

        Derivative Financial Instruments — We use interest rate swaps to manage our exposures to fluctuating interest rate risk on our variable rate debt portfolio and foreign currency forward contracts to manage our exposures to fluctuating currency exchange rates. All derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in other comprehensive income and subsequently recognized in earnings when the hedged items impact earnings. Changes in the fair value of derivatives not designated as hedges, and the ineffective portion of cash flow hedges, are recorded in current earnings. We do not enter into financial instruments for speculative or trading purposes.

        For those transactions that are designated as cash flow hedges, on the date the derivative contract is entered into, we document our hedge relationship, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also assess, both at inception and quarterly thereafter, whether the derivatives that are designated as cash flow hedges are highly effective in offsetting changes in the fair value of the hedged item.

        Fair value estimates are based on relevant market information. Changes in fair value are estimated by management quarterly based, in part, on quotes provided by third-party financial institutions.

(2)   Use Of Estimates

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

        Listed below are certain significant estimates and assumptions used in the preparation of our consolidated financial statements. Certain other estimates and assumptions are further explained in the related Notes.

        Allowance for Doubtful Accounts — We estimate losses for uncollectible accounts based on our historical experience and the evaluation of the likelihood of success in collecting specific customer receivables. Summarized below is the activity for the allowance for doubtful accounts.

	2005	2004	2003
Allowance for doubtful accounts:
Balance at beginning of year	$36.1	$26.7	$22.1
Acquisitions/divestitures, net	0.8	7.0	2.2
Provisions	26.3	20.5	14.0
Write-offs, net of recoveries	(19.9)	(18.1)	(11.6)

Balance at end of year	$43.3	$36.1	$26.7

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

        Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually review whether a triggering event has occurred to determine whether the carrying value exceeds the implied value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance, and technical innovations, as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 for more information, including discussion of impairment charges recorded in 2005 for our Air Filtration and Dock Products businesses and in 2004 for our Dock Products, Fluid Power, Radiodetection, and TPS businesses.

Notes to Consolidated Financial Statements
December 31, 2005
(All dollar and share amounts in millions, except per share and per LYON data)

        Accrued Expenses — We make estimates and judgments in establishing accruals as required under generally accepted accounting principles. Summarized in the table below are current accrued expenses at December 31, 2005 and 2004.

	December 31,
	2005	2004
Employee benefits	$181.6	$225.5
Warranty	52.3	58.0
Other(1)	449.3	384.3

	$683.2	$667.8

(1)
Other consists of various items, including legal, interest, and dividends payable, none of which individually require separate disclosure.

        Legal — It is our policy to accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the losses or expenses probable and they can be reasonably estimated. We do not discount legal obligations or reduce them by anticipated insurance recoveries.

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

        Self-Insurance — We are primarily self-insured for workers' compensation, automobile, product, general liability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for self-insurance liabilities are determined by management, are based on claims filed and an estimate of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuary valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts.

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

	For the year ended December 31,
	2005	2004	2003
Balance at beginning of year	$58.0	$65.8	$49.7
Acquisitions/divestitures, net	0.3	0.8	15.4
Provisions	22.0	13.8	25.4
Usage	(28.0)	(22.4)	(24.7)

Balance at end of year	$52.3	$58.0	$65.8

        Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we believe a liability is probable and can be reasonably estimated. Accruals for these contingencies are recorded in "income taxes payable" and "deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. Any potential liabilities in excess of amounts recorded are not material. These reviews also entail analyzing the realization of deferred tax assets associated with net operating loss and credit carryforwards. When we believe that it is more likely than not that a net operating loss or credit carryforward may expire unused, we establish a valuation allowance against them.

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

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the previous guidance in Accounting Research Bulletin No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and we do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 123(R), which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires the recognition of compensation expense for all share based payments, including stock options, based on their grant date fair values. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123(R) and, accordingly, it is now effective starting with the first annual period beginning after June 15, 2005.

        We intend to adopt SFAS No. 123(R) in the first quarter of 2006 using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options, restricted stock and restricted stock units upon adoption. We intend to apply both the Black-Scholes (for options) and Monte Carlo simulator (for performance-based restricted stock and restricted stock units) valuation models to estimate the fair value of share-based payments to employees, which will then be amortized over the requisite service period. The Monte Carlo simulator valuation technique includes assumptions regarding the movement of stock prices and the effects of volatility, interest rates, and dividends. These assumptions are based on historical data points and are taken from market data sources. We do not anticipate that the adoption of SFAS No. 123(R) will have a significant impact on our stock-based compensation expense in 2006.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. We adopted FIN 47 in 2005 and it did not have a material impact on our consolidated financial statements.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable and also states that the correction of an error in previously issued financial statements is not an accounting change. The standard is effective for years beginning after December 15, 2005.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends SFAS No.'s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We are currently reviewing the impact that SFAS No. 155 could have on our consolidated financial statements.

(4)   Acquisitions, Discontinued Operations, and Other Divestitures

        We use acquisitions as a part of our strategy to gain access to new technology, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing and technical expertise. Acquisitions and divestitures for the years ended December 31, 2005, 2004 and 2003 are described below.

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

Acquisitions — 2005

        In the Test and Measurement segment, we completed the acquisition of CarTool GmbH ("CarTool") for a cash purchase price of $41.4, net of cash acquired of $22.6. This acquisition resulted in the recognition of goodwill of $25.4, customer relationships of $32.9 with an estimated weighted average useful life of 20 years, and other definite lived intangibles of $3.9 with an estimated weighted average useful life of 3 years. CarTool had revenues of approximately $77.0 in the twelve months prior to the date of acquisition.

        This acquisition was not material.

Acquisitions — 2004

        In the Flow Technology segment, we completed the acquisition of McLeod Russel Holdings PLC ("McLeod Russel") for a purchase price of $54.5, which included the assumption of $30.5 in debt. McLeod Russel had revenues of $118.6 in the twelve months prior to the date of acquisition. This business is now referred to as Air Filtration.

        In the Test and Measurement segment, we completed three acquisitions for a combined cash purchase price of $62.3. The acquired entities had combined revenues of $54.1 in the twelve months prior to their respective dates of acquisition. These transactions included the acquisition of Actron Manufacturing Company ("Actron") for a purchase price of $35.2. Actron had revenues of $40.2 in the twelve months prior to the date of acquisition.

        In the Industrial Products and Services segment, we completed two acquisitions for a combined cash purchase price of $18.6. The acquired entities had combined revenues of $28.5 in the twelve months prior to their respective dates of acquisition.

        These acquisitions were not material individually or in the aggregate.

Acquisitions — 2003

        In the Flow Technology segment, we completed the acquisition of Hankison International ("Hankison") for a cash purchase price of $35.5. Hankison had revenues of $64.2 in the twelve months prior to the date of acquisition.

        In the Test and Measurement segment, we completed two acquisitions for an aggregate cash purchase price of $25.4. The acquired entities had revenues of $36.0 in the twelve months prior to their respective dates of acquisition.

        In the Thermal Equipment and Services segment, we completed the acquisitions of Rothemuhle and Hamon Cie Global Dry and NAFTA Wet Cooling businesses ("Hamon") for an aggregate cash purchase price of $58.1. The acquired entities had revenues of $147.1 in the twelve months prior to their respective dates of acquisition.

        In the Industrial Products and Services segment, we completed five acquisitions for an aggregate cash purchase price of $84.1. The acquired entities had revenues of $107.8 in the twelve months prior to their respective dates of acquisition.

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

Business	Discontinued During the Quarter Ended	Actual Closing Date of Sale
Security and protection business ("Vance")	September 30, 2005	Q1 2006
Mueller Steam, Febco and Polyjet product lines	September 30, 2005	Q4 2005
Aftermarket automotive products business ("Carfel")	March 31, 2005	Q3 2005
Lab and life science business ("Kendro")	December 31, 2004	Q2 2005
Fire detection and building life-safety systems business ("EST")	December 31, 2004	Q1 2005
Compaction equipment business ("Bomag")	September 30, 2004	Q1 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005
Axial fan business	December 31, 2004	Q4 2004
Inspection gauging system business	December 31, 2004	Q4 2004
Municipal water valve business	June 30, 2004	Q4 2004

        Vance — Completed the sale in January 2006 for $70.6 in cash. We recorded a charge in 2005, net of taxes, of $26.8 in order to reduce the net assets to be sold to their net realizable value. The final purchase price is subject to adjustment based on working capital existing at the date of close.

        Mueller Steam, Febco and Polyjet — Sold for $44.7 in cash. In 2005, we recorded a gain on the sale of $50.7, which included a tax benefit of $71.8.

        Carfel — Sold for $12.0 in cash. In 2005, we recorded a loss on the sale, net of taxes and transaction fees, of $21.9.

        Kendro — Sold to Thermo Electron Corporation for $828.8 in cash. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $326.5.

        EST — Sold to General Electric Company ("GE") for $1,393.2 in cash, net of cash balances assumed by GE of $1.5. The purchase price is subject to adjustment based on working capital existing at the date of close. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $662.5.

        Bomag — Sold to Fayat SA ("Fayat") for $447.3 in cash, net of cash balances assumed by Fayat of $2.7. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $137.4.

        Brookstone telecommunication services business — Sold for $0.9 in cash. We recorded a loss on the sale, net of taxes and transaction fees, of $12.1 during 2005.

        Specialty tool business — Sold for $24.2 in cash, with $21.8 received at the closing and $2.4 deposited in an escrow account. Our receipt of the escrow funds is to occur in the third quarter of 2006 and is contingent upon the buyer's satisfaction with the clearance of certain standard indemnity matters, as defined in the related purchase agreement. We recorded a loss on the sale, net of taxes and transaction fees, of $3.7 during 2005.

        Axial fan, inspection gauging system, and municipal water valve businesses — Sold for aggregate cash proceeds of $49.9 during 2004. We recorded a combined loss, net of taxes and transaction fees, on the sales of these businesses of $23.6 in 2004. During 2005, we increased the loss on the sales of these businesses by $1.6 due primarily to working capital adjustments in connection with final purchase price settlements with the respective buyers. In addition, we received $2.5 in the fourth quarter of 2005 relating to a final payment on a promissory note received in connection with the sale of the Axial fan business.

        As noted above, the final purchase price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or if we cannot come to agreement with the buyers, an arbitration process. Finalization of the working capital figures for certain of these transactions has yet to occur and, accordingly, it is possible that the purchase price and resulting gains (losses) on these transactions may be materially adjusted in subsequent periods.

        In addition to the completed transactions described above, in the fourth quarter of 2005, we committed to a plan to divest a business within our Industrial Products and Services segment. We are actively pursuing a purchaser for the business and anticipate that the sale will be completed in the second quarter of 2006. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our consolidated financial statements. As a result of this planned divestiture, we recorded a net charge of $11.3 in 2005 in order to reduce the net assets to be sold to their estimated net realizable value. Proceeds from the sale of this business are not anticipated to be material.

        For 2005, 2004, and 2003, income from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2005	2004	2003
Income from discontinued operations	$1,568.1	$140.9	$130.5
Income tax provision	(458.5)	(41.5)	(29.7)

Income from discontinued operations, net	$1,109.6	$99.4	$100.8

        For 2005, 2004, and 2003, results of operations for our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2005	2004	2003
Revenues	$494.6	$1,699.7	$1,579.4
Pre-Tax Income	13.6	166.4	168.5

        The major classes of assets and liabilities, excluding inter-company balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	December 31, 2005	December 31, 2004
Assets:
Cash and equivalents	$3.9	$7.1
Accounts receivable, net	30.3	280.0
Inventories, net	3.9	234.1
Other current assets	2.5	15.7
Net property, plant and equipment	1.7	182.9
Goodwill and intangibles, net	59.4	1,080.8
Other assets	0.4	43.7

Assets of discontinued operations	$102.1	$1,844.3

Liabilities:
Accounts payable	$5.6	$116.0
Accrued expenses and other	10.4	184.0
Short-term debt	—	58.1
Deferred and other income taxes	10.1	99.5

Liabilities of discontinued operations	$26.1	$457.6

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

(5)   Business Segment Information

        We are a global provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services in over 20 countries. We offer a diverse collection of products, which include, but are not limited to, valves, back-flow prevention and fluid handling equipment, metering and mixing solutions, air filtration products, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, high-tech die castings, dock products and systems, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation, automotive and power generation.

        Since December 2004, there have been a number of changes within our executive leadership team, including the appointment of a new President and Chief Executive Officer, the separate appointment of a Chairman of the Board of Directors, and the creation of the Chief Operating Officer role. These leadership changes, coupled with the divestiture of some significant businesses, have resulted in a shift in strategy toward a more centralized approach to operational improvement, including lean manufacturing, supply chain management, organizational development, and global expansion. We believe that a number of our businesses are well positioned to capture synergies and for revenue and profit margin growth based on the potential within the current markets they serve as well as the potential for expansion into additional markets. Beginning in the first quarter of 2005, we aggregated these businesses into three segments identified as Flow Technology, Test and Measurement, and Thermal Equipment and Services. Each of the remaining businesses within our portfolio generally represent North American focused industrial operations that lack global scale and will not likely be the focus of acquisition growth. These businesses have been aggregated into a fourth segment identified as Industrial Products and Services. We have restated segment information for periods prior to January 1, 2005 to reflect our new segment structure.

        We have aggregated our operating segments in accordance with the criteria defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The aggregation factors considered in determining the segments were the economic similarity of the businesses, the nature of products sold, production processes, and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expenses, and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

        Revenues by business segment represent sales to unaffiliated customers, and no one customer or group of customers under common control accounted for more than 10% of our consolidated revenues for all periods presented. Inter-company revenues among segments are not significant. Identifiable assets by business segment are those used in our operations in each segment. General corporate assets are principally cash, pension assets, deferred tax assets, certain prepaid expenses, corporate fixed assets and our 44.5% interest in the EGS Electrical Group, LLC ("EGS") joint venture. See Note 9 for financial information relating to EGS.

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

Test and Measurement

        Our Test and Measurement segment engineers and manufactures branded, technologically advanced test and measurement products across the transportation, defense, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services, and sophisticated testing and validation. Products for the segment include specialty automotive diagnostic service tools, fare collection boxes, portable cable and pipe locators, and vibration testing equipment. The segment continues to focus on initiatives such as lean manufacturing, expanding its commercialization of the China market and leveraging its outsourcing model.

Thermal Equipment and Services

        Our Thermal Equipment and Services segment engineers, manufactures, and services cooling, heating, and ventilation products for markets throughout the world. Products for the segment include dry, wet, and hybrid cooling systems, cooling towers, and air-cooled condensers for the power generation, refrigeration, HVAC, and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade, and modernize power stations. The segment continues to focus on expanding its global reach, including expanding its dry cooling, heating, and ventilation manufacturing capacity in Asia, as well as increasing thermal components and service offerings, particularly in Asia and Europe.

Industrial Products and Services

        Our Industrial Products and Services segment is comprised of businesses that design, manufacture and market power systems, loading dock products, die castings and filters primarily for the automotive industry, precision machine components for the aerospace industry, television broadcast antenna systems, and industrial tools and hydraulic units.

Corporate Expense

        Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Horsham, PA information technology data center.

        Financial data for our business segments, including the results of acquisitions from the dates of the respective acquisitions, are as follows:

	2005	2004	2003
Revenues:
Flow Technology	$878.1	$810.9	$674.9
Test and Measurement(1)	1,059.6	1,092.6	931.7
Thermal Equipment and Services	1,204.3	1,065.3	883.0
Industrial Products and Services	1,150.2	1,127.1	1,060.9

Total(1)	$4,292.2	$4,095.9	$3,550.5

Segment income:
Flow Technology	$101.2	$102.1	$115.7
Test and Measurement	129.9	127.9	120.7
Thermal Equipment and Services	118.3	126.7	118.4
Industrial Products and Services	94.5	54.9	93.1

Total Segment Income	443.9	411.6	447.9
Corporate Expense	87.6	100.9	53.5
Pension and Postretirement Expense	30.4	23.0	5.9
Stock-Based Compensation Expense	28.3	9.1	5.4
Special Charges, Net	9.2	44.1	44.0
Impairment of Goodwill and Other Intangible Assets	78.2	246.8	—

Consolidated Operating Income (Loss)	$210.2	$(12.3)	$339.1

Capital expenditures:
Flow Technology	$4.2	$5.5	$7.1
Test and Measurement	7.5	6.7	4.7
Thermal Equipment and Services	16.8	9.6	6.4
Industrial Products and Services	38.3	12.8	15.8
General Corporate	1.8	4.6	2.9

Total	$68.6	$39.2	$36.9

Depreciation and amortization:
Flow Technology	$18.5	$20.5	$16.0
Test and Measurement	17.4	19.6	17.9
Thermal Equipment and Services	19.9	17.9	15.2
Industrial Products and Services	28.0	30.8	33.3
General Corporate	4.1	3.4	3.3

Total	$87.9	$92.2	$85.7

Identifiable assets:
Flow Technology	$950.9	$1,038.5
Test and Measurement	1,255.9	1,146.3
Thermal Equipment and Services	1,590.0	1,569.1
Industrial Products and Services	1,043.3	1,158.8
General Corporate	364.2	831.5
Discontinued Operations	102.1	1,844.3

Total	$5,306.4	$7,588.5

	2005	2004	2003
Revenues by Groups of Products:
Flow Technology	$878.1	$810.9	$674.9
Test and Measurement	1,059.6	1,092.6	931.7
Thermal Equipment and Services	1,204.3	1,065.3	883.0
Industrial Products and Services:
Automotive components	387.5	419.6	380.5
Power transformers and services	235.9	223.6	194.3
Loading dock products	139.2	123.3	105.5
Industrial tools and equipment	123.3	120.2	140.6
Broadcast antenna systems	112.1	103.2	118.6
Aerospace components	82.4	79.9	65.8
Laboratory equipment	69.8	57.3	55.6

Total Industrial Products and Services	1,150.2	1,127.1	1,060.9

Total	$4,292.2	$4,095.9	$3,550.5

Geographic Areas:	2005	2004	2003
Revenues — Unaffiliated Customers:(2)
United States	$2,818.3	$2,812.4	$2,579.5
Germany	492.4	423.3	308.5
United Kingdom	244.7	264.9	241.5
Other	736.8	595.3	421.0

	$4,292.2	$4,095.9	$3,550.5

Tangible Long Lived Assets:
United States	$676.2	$1,002.1
Other	152.3	123.3

Long lived assets of continuing operations	828.5	1,125.4
Long lived assets of discontinued operations	2.1	226.6

Total tangible long lived assets	$830.6	$1,352.0

Total Assets:
United States	$3,710.8	$5,179.8
Other	1,595.6	2,408.7

	$5,306.4	$7,588.5

(1)
During 2005, revenues for our Test and Measurement segment were reduced by $19.9 for program incentives and rebates earned by certain customers throughout the year. Prior to 2005, these incentives and rebates were classified as cost of products sold and selling, general and administrative expenses. Had these amounts been classified as a reduction to revenues prior to 2005, revenues for 2004 and 2003 would have been lower by $14.6 and $13.3, respectively.

(2)
Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

(6)   Special Charges, Net

        As part of our business strategy, we right-size and consolidate operations to drive results. Additionally, from time to time, we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint, and increased profitability in any economic environment. As a result of our strategic review process, we recorded net special charges of $9.2 in 2005, $44.1 in 2004 and $44.0 in 2003. These net special charges were primarily for asset impairments and for restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.

Notes to Consolidated Financial Statements
December 31, 2005
(All dollar and share amounts in millions, except per share and per LYON data)

        The purpose of our restructuring initiatives is to improve future profitability, streamline operations, reduce costs and improve efficiency. We estimate that we will achieve operating cost reductions in 2006 and beyond through reduced employee and manufacturing costs and other facility overhead.

        The components of the charges have been computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs, including severance and other employee benefits based on existing severance policies and local laws.

        Impairments of long-lived assets, including amortizable intangibles, which represent non-cash asset write-downs, are accounted for in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Typically, these non-cash asset write-downs arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured business. For these situations, we recognize a loss when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Realization values for assets subject to impairment testing are determined primarily by management, taking into consideration various factors including third-party appraisals, quoted market prices or previous experience. If an asset remains in service at the decision date, the asset is written down to its fair value and the resulting net book value is depreciated over its remaining economic useful life. When we commit to a plan to sell an asset, including the initiation of a plan to locate a buyer, and it is probable that the asset will be sold within one year based on its current condition and sales price, depreciation of the asset is discontinued and the asset is classified as an asset held for sale. The asset is written down to its fair value less any selling costs.

        Exit costs, including, among other things, severance, other employee benefit costs, and operating lease obligations on idle facilities, are accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." As such, liabilities for exit costs are measured initially at their fair value and recorded when incurred.

        Special charges for the years ended December 31, 2005, 2004, and 2003 are described in more detail below and in the applicable sections that follow.

	2005	2004	2003
Employee termination costs	$6.0	$13.7	$21.2
Facility consolidation costs	7.8	7.7	6.6
Other cash costs	1.8	1.9	3.5
Non cash asset write-downs(1)	1.5	23.7	12.7
Gain on sale of assets	(7.9)	(2.9)	—

Total	$9.2	$44.1	$44.0

(1)
Of the total non-cash asset write-downs, we recorded $14.2 related to non-disposal, asset impairments at our Fluid Power ($8.8) and Contech ($5.4) businesses in 2004.

2005 Charges:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Gain on Sale of Assets	Total Special Charges
Flow Technology	$2.5	$1.7	$0.8	$0.5	$—	$5.5
Test and Measurement	1.1	2.4	0.1	0.9	—	4.5
Thermal Equipment and Services	1.9	2.4	1.0	(1.0)	—	4.3
Industrial Products and Services	0.4	0.6	—	—	(7.9)	(6.9)
Corporate	0.1	0.7	(0.1)	1.1	—	1.8

Total	$6.0	$7.8	$1.8	$1.5	$(7.9)	$9.2

        Flow Technology segment — Charges for 2005 related primarily to facility closures and manufacturing facility consolidations within our Dehydration business and, to a lesser extent, facility consolidation costs for restructuring actions initiated in 2004. We recognized $4.0 of special charges related primarily to employee and lease termination costs associated with the reorganization of a Netherlands operation and the closure of two facilities in the United Kingdom. The Netherlands and United Kingdom restructuring actions have resulted in the termination of approximately 59 employees.

        Test and Measurement segment — Charges for 2005 related primarily to employee termination and lease holding costs associated with the scheduled closures of manufacturing facilities in Miramar, FL and the United Kingdom that totaled $2.5 within our Service Solutions business and an asset impairment charge of $1.0 relating to the divesture of a facility in the United Kingdom. The Miramar, FL and United Kingdom facility closures have resulted in the termination of approximately 99 employees.

        Thermal Equipment and Services segment — Charges for 2005 related primarily to workforce reductions associated with facility consolidations and closures. Within our boiler products business, we recorded employee benefit costs associated with our previously announced closure of manufacturing activities at our Benton Harbor, MI facility and relocation of certain manufacturing operations from our Michigan City, IN facility to our new Eden, NC facility. These restructuring actions resulted in $1.2 of employee termination, facility consolidation, and other costs during 2005. Within our cooling businesses, we recognized $2.4 of special charges related primarily to employee termination costs associated with business integration efforts in Germany that were initiated in the fourth quarter of 2004 and employee termination, lease holding, and asset impairment charges associated with the scheduled closure of a facility in the United Kingdom. The United Kingdom restructuring action has resulted in the termination of approximately 83 employees.

        Industrial Products and Services segment — The net credit for 2005 related primarily to a gain of $7.9 on the sale of land in Milpitas, CA, resulting in the finalization of a previously initiated restructuring action. This was partially offset by employee and lease termination costs associated with the scheduled closure of facilities in Tempe, AZ and Watertown, WI. These restructuring actions have resulted in the termination of approximately 14 employees.

        Corporate — Charges for 2005 relate primarily to the lease holding costs for two administrative facilities that were closed during the first quarter of 2005 and an asset impairment charge of $1.1 relating to the planned divestiture of a facility in Newtown, CT.

        We do not expect future costs associated with the above initiatives to be significant. At December 31, 2005 and 2004, a total of $12.5 and $16.2 of restructuring liabilities, respectively, remained on the consolidated balance sheet. With the exception of certain multi-year operating lease obligations and other contractual obligations, which were not material to our consolidated financial statements, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.

2004 Charges:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	(Gain) loss on Sale of Assets	Total Special Charges
Flow Technology	$1.0	$1.7	$0.1	$0.9	$(1.3)	$2.4
Test and Measurement	2.0	0.8	—	1.9	—	4.7
Thermal Equipment and Services	8.1	1.5	1.3	4.2	0.3	15.4
Industrial Products and Services	1.8	3.3	0.1	16.5	(1.9)	19.8
Corporate	0.8	0.4	0.4	0.2	—	1.8

Total	$13.7	$7.7	$1.9	$23.7	$(2.9)	$44.1

        Flow Technology segment — Net charges for 2004 related primarily to employee benefit costs, facility consolidation costs, and asset impairments, partially offset by a gain on the sale of a facility. Employee benefit and facility consolidation costs related to (i) workforce reductions in the United Kingdom and Houston, TX and (ii) the integration of existing facilities into facilities of acquired businesses. In addition, our Dehydration business recorded a charge of $0.9 to write-down an idle facility to its estimated fair value. Also, in connection with the facility consolidation within our Air Filtration business, we sold a manufacturing facility in Ireland and recorded a corresponding gain of $1.3. These restructuring actions resulted in the termination of approximately three hourly and 12 salaried foreign employees.

        Test and Measurement segment — Charges for 2004 related primarily to workforce reductions, facility consolidation costs, and asset impairments. These restructuring actions resulted in the termination of approximately 49 hourly and 30 salaried domestic and foreign employees at our Valley Forge, MI and Bristol, UK locations.

        Thermal Equipment and Services segment — Charges for 2004 related primarily to asset write-downs and employee severance costs associated with our boiler products and cooling businesses. In 2004, we announced plans to close and relocate manufacturing activities at our Benton Harbor, MI facility and relocate certain manufacturing operations from our Michigan City, IN facility. As a result of this announcement, we recorded asset impairment charges of $3.3 and employee severance and other charges of $5.3. Costs relating to the restructuring actions at the cooling business totaled $6.6, which related primarily to employee termination costs and asset write-downs associated with the discontinuance of a product line, and employee termination and other costs relating to integration efforts in Germany and the Hamon acquisition. These restructuring items resulted in a reduction of 188 hourly and 94 salaried employees.

        Industrial Products and Services segment — Net charges for 2004 related primarily to asset impairments, employee benefit costs and facility closure costs, partially offset by a gain on the sale of a manufacturing facility. We recorded $8.8, $5.4 and $0.9 in write-downs of property, plant and equipment at our Fluid Power, Contech and TPS businesses, respectively, as the carrying value of the assets exceeded their estimated fair values. Within the Waukesha Electric Systems business, we recorded facility closure costs of $1.3 related to the closure of the Milipitas, CA manufacturing facility. Our Dock Products business recorded $0.9 of charges associated with the previously announced relocation of certain manufacturing operations from Milwaukee, WI to Reynosa, Mexico. Our Fluid Power business also recorded facility closure costs offset by a $1.9 gain related to the closure and sale of a manufacturing facility in the United Kingdom. These actions resulted in the termination of 77 hourly and 9 salaried domestic and foreign employees.

        Corporate — Charges for 2004 related primarily to a workforce reduction and outsourcing of certain information technology support activities and the exit of certain administrative offices. These restructuring actions resulted in the termination of seven salaried domestic employees.

2003 Charges:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology	$5.4	$2.5	$2.2	$0.6	$10.7
Test and Measurement	2.5	0.6	0.1	—	3.2
Thermal Equipment and Services	2.5	1.4	0.1	1.8	5.8
Industrial Products and Services	10.8	2.1	1.1	10.3	24.3

Total	$21.2	$6.6	$3.5	$12.7	$44.0

        Flow Technology segment — Charges for 2003 related primarily to employee benefit and facility consolidation costs resulting from the execution of a consolidation strategy at our Process Equipment business. This business consolidation resulted in workforce reductions, the closure of a manufacturing facility in Reading, PA, and the closure of an administrative office in Roselle, IL. Other actions taken were predominantly for the integration of existing Dehydration operations into the acquired Hankison operations and the closure of a manufacturing facility in Ocala, FL. The total workforce reduction related to these initiatives was 58 hourly and 86 salaried employees.

        Test and Measurement segment — Charges for 2003 related primarily to workforce reductions and facility consolidation costs. Within the Service Solutions business, we recorded $1.9 of charges relating primarily to facility consolidation costs and as-incurred exit costs associated with the closure of our Montpelier, OH manufacturing facility. In addition, we recorded $1.3 of charges within the Radiodetection business related to employee severance costs associated with the closures of the Mahwah, NJ and the United Kingdom facilities. These restructuring actions resulted in the termination of 12 hourly and 22 salaries employees.

        Thermal Equipment and Services segment — Charges for 2003 related primarily to asset impairments, employee benefits and facility consolidation costs associated with our cooling business. Facility consolidations resulted in the closure of a manufacturing facility located in Eloy, AZ and sales and administrative offices located in Santa Rosa, CA, Atlanta, GA and

Philadelphia, PA. In total, these restructuring and integration actions resulted in the termination of 56 hourly and 52 salaried employees.

        Industrial Products and Services segment — Charges for 2003 related primarily to asset impairments, employee benefit costs and facility closure costs, partially offset by a gain on the sale of a manufacturing facility. We completed plans to consolidate and relocate to Mexico certain manufacturing operations of our Dock Products business by closing a manufacturing facility in Milwaukee, WI. As a result of the facility closure, we recorded impairment charges for certain property and equipment that will not be used in the continuing operations and employee benefit costs associated with the closure. Our Fluid Power business closed a manufacturing facility in the United Kingdom, with certain operations being outsourced or relocated to another facility. Our Waukesha Electric Systems business implemented a strategy to exit certain of its breaker repair and service operations, which resulted in workforce reductions and the closure of three field service offices located in Rochester, NY, Cincinnati, OH and Cleveland, OH. We consolidated facilities and product lines at our Dielectric business, which resulted in the closure of a manufacturing facility in Palmyra, MI. These restructuring items resulted in the termination of approximately 456 hourly and 147 salaried employees.

(7)   Inventories

	December 31,
	2005	2004
Finished goods	$179.2	$188.8
Work in process	109.8	127.7
Raw materials and purchased parts	193.0	171.8

Total FIFO cost	482.0	488.3
Excess of FIFO cost over LIFO inventory value	(18.6)	(12.5)

	$463.4	$475.8

        Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. These inventories were $236.9 at December 31, 2005 and $240.2 at December 31, 2004. All other inventories are valued using the first-in, first-out ("FIFO") method. Progress payments, netted against work in process at year-end, were $10.4 in 2005 and $22.8 in 2004.

(8)   Goodwill And Other Intangible Assets

        The changes in the carrying amount of goodwill, by segment, are as follows:

	December 31, 2004	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other(1)	December 31, 2005
Flow Technology	$440.8	$—	$(22.0)	$(16.2)	$402.6
Test and Measurement	379.1	25.4	—	(13.5)	391.0
Thermal Equipment and Services	627.5	—	—	(38.5)	589.0
Industrial Products and Services	473.1	—	(31.1)	(12.4)	429.6

Total	$1,920.5	$25.4	$(53.1)	$(80.6)	$1,812.2

	December 31, 2003	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other(1)	December 31, 2004
Flow Technology	$390.9	$53.0	$—	$(3.1)	$440.8
Test and Measurement	448.4	23.5	(84.8)	(8.0)	379.1
Thermal Equipment and Services	654.3	—	—	(26.8)	627.5
Industrial Products and Services	624.8	5.1	(140.6)	(16.2)	473.1

Total	$2,118.4	$81.6	$(225.4)	$(54.1)	$1,920.5

(1)
Includes adjustments resulting from acquisitions completed not more than one year prior to the date of adjustment and adjustments related to tax positions considered uncertain at the date of the acquisition (refer to Note 11 for further information related to 2005 and 2004 adjustments associated with tax positions considered uncertain at the date of the acquisition). Included in 2004 is a reclassification of approximately $43.0, primarily for proprietary technology and customer relationships in our Thermal Equipment and Services segment.

  Identifiable intangible assets comprise the following:

	December 31, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$31.6	$(19.8)	$11.8	$34.0	$(15.2)	$18.8
Technology	26.4	(5.2)	21.2	34.2	(3.3)	30.9
Customer Relationships	63.5	(6.0)	57.5	39.0	(3.4)	35.6
Other	27.2	(8.4)	18.8	29.7	(7.2)	22.5

	148.7	(39.4)	109.3	136.9	(29.1)	107.8
Trademarks with indefinite lives:	328.1	—	328.1	349.9	—	349.9

Total	$476.8	$(39.4)	$437.4	$486.8	$(29.1)	$457.7

        Estimated amortization expense related to these intangible assets is $16.2 in 2006, $14.8 in 2007, $13.9 in 2008, $10.1 in 2009 and $7.8 in 2010.

        At December 31, 2005, intangible assets with determinable lives were primarily associated with the Test and Measurement ($58.8) and Thermal Equipment and Services ($37.4) segments. Trademarks with indefinite lives were associated with the following segments: $100.2 in the Flow Technology segment, $70.4 in the Test and Measurement segment, $130.7 in the Thermal Equipment and Services segment, and $26.8 in the Industrial Products and Services segment.

        Consistent with the requirements of SFAS No. 142, the fair values of our reporting units generally are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our reporting units closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across all of our reporting units. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

        In connection with the preparation of our year-end consolidated financial statements, and as part of our annual goodwill impairment testing during the fourth quarter of 2005, we determined that the fair values of our Air Filtration and Dock Products reporting units were less than the respective carrying values of their net assets. As such, we recorded, during the fourth quarter of 2005, $78.2 in charges for the impairment of goodwill and other intangible assets related to Air Filtration ($36.2) and Dock Products ($42.0). We considered a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of the Air Filtration and Dock Products reporting units. We performed our impairment testing by comparing the estimated fair value of the reporting units to the respective carrying values of the reported net assets. Fair value generally was based on the income approach using a calculation of discounted cash flows from the most recent financial projections for the reporting units. Based on this comparison, the net assets of the reporting units had carrying values that exceeded the related fair values. The respective fair values were then allocated among the related assets and liabilities of the reporting units as a means of calculating the implied goodwill for the reporting units. As a result of these tests, goodwill recorded for these reporting units was reduced by $53.1 and the carrying value of intangible assets was reduced by $25.1.

        As a result of the impairment testing and related charges, the carrying value of the assets and liabilities of our Air Filtration and Dock Products businesses are equivalent to their estimated fair value. Unfavorable changes in the future financial results of these businesses could result in additional impairment. We will continue to monitor impairment indicators across our reporting units, including, but not limited to, Air Filtration, Dock Products, Contech, Dehydration and Waukesha Electric Systems. The aggregate goodwill and indefinite lived intangible asset balances for these five reporting units was $407.4 at December 31, 2005.

        During 2004, we recorded charges of $246.8 relating to the impairment of goodwill and other intangible assets for our Dock Products ($71.5), Fluid Power ($60.3), Radiodetection ($89.4), and TPS ($25.6) reporting units. As a result of these charges, goodwill was reduced by $225.4 and the carrying value of other intangible assets was reduced by $21.4.

(9)   Investment In Joint Venture

        We have one significant joint venture, EGS, with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Canada and Mexico and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis, and we typically receive our share of the joint venture's earnings in cash dividends. EGS's results of operations and certain other information for its fiscal years ended September 30, 2005, 2004 and 2003, were as follows:

	2005	2004	2003
Net sales	$429.7	$383.4	$372.2
Gross profit	185.3	164.2	155.6
Net income	58.4	51.0	52.8
Capital expenditures	5.0	6.3	5.3
Depreciation and amortization	8.8	9.7	10.0
SPX's equity earnings in EGS	22.4	25.8	27.9

        Condensed balance sheet information of EGS as of September 30, 2005 and 2004 was as follows:

	2005	2004
Current assets	$149.8	$126.6
Non-current assets	285.1	288.7
Current liabilities	84.5	62.7
Non-current liabilities	15.9	14.0

        The carrying value of our investment in EGS was $67.5 and $70.7 at December 31, 2005 and 2004, respectively, and is recorded in other assets in our consolidated balance sheets. Our investment in EGS was $81.3 less than our proportionate share of EGS' net assets at December 31, 2005. This amount represents the difference in our share of the joint venture's goodwill.

(10)    Employee Benefit Plans

        Overview — We have defined benefit pension plans that cover a significant portion of our salaried and hourly paid employees, including certain employees in foreign countries. Beginning in 2001, we discontinued providing these pension benefits generally to newly hired employees. In addition, we no longer provide service credits to certain active participants. Of the U.S. employees covered by a defined benefit pension and actively accruing a benefit, most are covered by an account balance plan or are part of a collectively bargained plan.

        We have domestic postretirement plans that provide health and life insurance benefits for certain retirees and their dependents. Some of these plans require retiree contributions at varying rates. Not all retirees are eligible to receive these benefits, with eligibility governed by the plan(s) in effect at a particular location.

Defined Benefit Pension Plans

        Plan assets — Our investment strategy is based on the long-term growth of principal while mitigating overall risk to ensure that funds are available to pay benefit obligations. The domestic plan assets are invested in a broad range of investment classes, including domestic and international equities, fixed income securities, real estate and other investments. We engage various investment managers who are regularly evaluated on long-term performance, adherence to investment guidelines and ability to manage risk commensurate with the investment style and objective for which they were hired. Allowable investments under the plan agreements include equity securities, fixed income securities, mutual funds, venture capital funds, real estate and cash and equivalents. Investments prohibited under the plan agreements include commodities and futures contracts, private placements, options, and the stock of direct competitors. Domestic plan assets included 0.878 shares of our common stock as of December 31, 2004. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2005.

        Our targeted asset investment allocation percentages, which is based on the midpoint of an allocation range, along with the actual asset allocation percentages of each major category of our domestic and foreign pension plan assets as of December 31, 2005 and 2004 are as follows:

Domestic Pension Plans

	Actual Allocations		Mid-point of Allocation Range
	2005	2004	2005	2004
Equity securities	74%	71%	70%	70%
Debt securities	23%	27%	27%	27%
Real estate	—%	—%	1%	1%
Other	3%	2%	2%	2%

Total	100%	100%	100%	100%

Notes to Consolidated Financial Statements
December 31, 2005
(All dollar and share amounts in millions, except per share and per LYON data)

Foreign Pension Plans

	Actual Allocations		Mid-point of Allocation Range
	2005	2004	2005	2004
Equity securities	53%	67%	57%	67%
Debt securities	32%	26%	40%	26%
Real estate	—%	1%	—%	1%
Other	15%	6%	3%	6%

Total	100%	100%	100%	100%

        Employer Contributions — We fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. We did not make any contributions to our primary domestic pension plans in 2005. In 2006, we do not expect to make any significant contributions to our primary domestic pension plans.

        Many of our foreign plan obligations are non-funded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. In our foreign plans that are funded, we made $21.7 contributions for 2005, which were paid primarily in conjunction with the consolidation of our pension plans in the United Kingdom. We expect to make $12.2 of contributions in 2006 to our foreign pension plans.

        Estimated Future Benefit Payments—Following is a summary, as of December 31, 2005, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2005 to measure our obligations and include benefits attributable to estimated future employee service.

Estimated benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2006	$75.5	$8.0
2007	74.9	7.8
2008	77.6	8.2
2009	105.4	8.6
2010	78.2	9.0
Subsequent five years	415.2	48.9

        Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The combined funded status of our pension plans as of December 31, 2005 has deteriorated since December 31, 2004 as a result of lower returns on our plan assets and a further decline in interest rates, primarily in the U.S. financial markets. Our non-funded pension plans account for $116.8 of the current under funded status, as these plans are not required to be funded. The unfunded status of our primary domestic pension plans did not require us to make cash contributions in 2005. The following tables show the domestic and foreign pension plans' funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2005	2004	2005	2004
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$1,111.6	$1,094.1	$235.6	$109.2
Service cost	9.0	12.7	1.6	2.1
Service cost of discontinued operations	0.4	1.7	0.4	0.1
Interest cost	65.8	66.7	11.9	12.7
Employee contributions	—	—	0.2	0.3
Actuarial loss	77.9	31.8	33.7	17.5
Curtailment gain	—	(4.6)	—	—
Curtailment gain of discontinued operations	(1.1)	—	(7.4)	—
Plan amendments	—	0.5	—	—
Benefits paid	(105.1)	(91.3)	(7.9)	(6.8)
Settlement gain of discontinued operations	—	—	(1.6)	—
Acquisitions(1)	—	—	2.5	86.7
Foreign exchange	—	—	(20.4)	13.8

Projected benefit obligation — end of year	$1,158.5	$1,111.6	$248.6	$235.6

Change in plan assets:
Fair value of plan assets — beginning of year	$987.3	$983.7	$141.3	$61.2
Return on plan assets	53.4	90.5	23.0	11.6
Benefits paid	(99.9)	(86.9)	(6.9)	(5.9)
Contributions	—	—	21.7	7.9
Acquisitions(1)	—	—	2.1	58.6
Foreign exchange	—	—	(12.2)	7.9

Fair value of plan assets — end of year	$940.8	$987.3	$169.0	$141.3

Funded status at year-end	$(217.7)	$(124.3)	$(79.6)	$(94.3)
Unamortized prior service cost	(2.8)	(4.8)	(1.1)	(1.3)
Unrecognized net actuarial loss	493.2	409.0	52.9	42.9

Net amounts recognized in the balance sheet	$272.7	$279.9	$(27.8)	$(52.7)

Amounts recognized in the balance sheet consist of:
Other assets	$4.1	$277.0	$—	$1.4
Accrued expenses and other liabilities	(185.3)	(98.6)	(75.4)	(88.5)
Accumulated other comprehensive income (pre-tax)	453.9	101.5	47.6	34.4

Net amount recognized	$272.7	$279.9	$(27.8)	$(52.7)

Additional information about defined benefit pension plans:
Increase in minimum pension liability included in other comprehensive income (pre-tax)	$352.4	$8.0	$13.2	$15.1
Accumulated benefit obligation — end of year	$1,126.2	$1,077.0	$244.4	$224.9

(1)
Includes the acquisition of pension plans in conjunction with the acquisition of McLeod Russel in 2004.

        An additional minimum pension liability adjustment is required when the accumulated benefit obligation of a plan exceeds plan assets and accrued pension liabilities. This adjustment also requires the elimination of any previously recorded prepaid pension asset. The minimum liability adjustment, less allowable intangible assets, is reported as a component of accumulated other comprehensive income (loss). However, in a year when the plan assets exceed the accumulated benefit obligation of the plan, pension adjustments previously recorded as a component of accumulated other comprehensive income (loss) are removed and any net prepaid pension asset is restored. As a result of the deteriorated funded status of our pension plans', we were required to record a minimum pension liability adjustment as of December 31, 2005. We recorded this non-cash adjustment, net of tax, as a component of accumulated other comprehensive income (loss) in the Consolidated Statement of

Shareholders' Equity. The pension adjustment amount recorded to the accumulated other comprehensive income (loss) account in 2005 was $225.7, net of tax.

        The following is certain information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets as of December 31, 2005 and 2004:

	Domestic Pension Plans		Foreign Pension Plans
	2005	2004	2005	2004
Projected benefit obligation	$1,158.5	$305.3	$248.6	$235.6
Accumulated benefit obligation	1,126.2	300.6	244.4	224.9
Fair value of plan assets	940.8	202.3	169.0	141.3

        Components of Net Periodic Benefit Expense — Net periodic pension benefit expense for our domestic and foreign pension plans included the following components:

Domestic Pension Plans

	Year Ended December 31,
	2005	2004	2003
Service cost	$9.0	$12.7	$13.2
Interest cost	65.8	66.7	67.5
Expected return on plan assets	(86.0)	(92.3)	(96.7)
Amortization of unrecognized losses	25.5	14.4	1.3
Amortization of unrecognized prior service cost	(0.3)	(0.5)	(0.4)

Net periodic pension benefit expense (income)	$14.0	$1.0	$(15.1)

Foreign Pension Plans

	Year Ended December 31,
	2005	2004	2003
Service cost	$1.6	$2.1	$1.5
Interest cost	11.9	12.7	5.8
Expected return on plan assets	(11.4)	(10.4)	(4.4)
Amortization of unrecognized losses	2.0	1.9	1.8
Amortization of unrecognized prior service cost	(0.1)	—	—

Net periodic pension benefit expense	$4.0	$6.3	$4.7

        In accordance with SFAS No. 88 "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," we recorded a net curtailment gain of $1.7 in 2005 related to business divestitures, which has been included as a component of Discontinued Operations in our consolidated statement of operations and comprehensive income. A curtailment loss of $2.4 and a curtailment gain of $2.1 were recognized in 2004 and 2003, respectively, and were primarily the result of reductions in workforce through restructuring initiatives.

        Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans are as follows:

	Year Ended December 31,
	2005	2004	2003
Domestic Pension Plans
Weighted average actuarial assumptions used in determining net periodic pension expense (income):
Discount rate	6.00%	6.25%	6.75%
Rate of increase in compensation levels	4.25%	4.20%	4.54%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Weighted average actuarial assumptions used in determining year-end benefit obligations:
Discount rate — domestic pension plans	5.75%	6.00%	6.25%
Rate of increase in compensation levels — domestic pension plans	4.25%	4.25%	4.20%
Foreign Pension Plans
Weighted average actuarial assumptions used in determining net periodic pension expense:
Discount rate	5.56%	5.75%	6.02%
Rate of increase in compensation levels	3.77%	3.50%	3.42%
Expected long-term rate of return on assets	8.00%	8.50%	8.50%
Weighted average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	4.74%	5.56%	5.75%
Rate of increase in compensation levels	3.77%	3.77%	3.50%

        It is our policy to review the pension assumptions annually. Pension income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (i) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans; (ii) The discount rate is set based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid (high quality fixed income investments are commonly defined as fixed income investments with at least a Moody's Aa credit rating); and (iii) The rate of increase in compensation levels is established based on management's expectations of current and foreseeable future increases in compensation. In addition, management also considers advice from independent actuaries.

Postretirement Benefit Plans

        Employer Contributions And Future Benefit Payments — Our postretirement medical plans are non-funded and have no plan assets, but are instead funded by us on a pay as you go basis in the form of direct benefit payments. In 2005, we made benefit payments of $22.1 to our postretirement benefit plans. Following is a summary, as of December 31, 2005, of the estimated future benefit payments and expected federal subsidies for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments and federal subsidies are estimated based on the same assumptions used at December 31, 2005 to measure our obligations and include benefits attributable to estimated future employee service.

	Postretirement Payments	Postretirement Subsidies
2006	$20.5	2.0
2007	20.4	2.1
2008	20.3	2.2
2009	20.1	2.2
2010	19.6	2.2
Subsequent five years	87.7	10.5

Notes to Consolidated Financial Statements
December 31, 2005
(All dollar and share amounts in millions, except per share and per LYON data)

        Obligations and Funded Status — The following tables show the postretirement plans' funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2005	2004
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$181.3	$209.9
Service cost	0.1	—
Interest cost	10.4	11.1
Actuarial loss (gain)	15.1	(17.4)
Benefits paid	(22.1)	(22.3)

Projected benefit obligation — end of year	$184.8	$181.3

Funded status at year-end	$(184.8)	$(181.3)
Unamortized prior service cost	(10.2)	(11.4)
Unrecognized net actuarial loss	63.3	51.3

Net amounts recognized in the balance sheet	$(131.7)	$(141.4)

Amounts recognized in the balance sheet consist of:
Accrued expenses and other liabilities	$(131.7)	$(141.4)

        The net periodic postretirement benefit expense included the following components:

	Year Ended December 31,
	2005	2004	2003
Service cost	$0.1	$—	$0.3
Interest cost	10.4	11.1	13.0
Amortization of unrecognized loss	3.2	2.8	3.8
Amortization of unrecognized prior service cost	(1.3)	(1.3)	(1.2)

Net periodic postretirement expense	$12.4	$12.6	$15.9

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"), was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the Medicare benefit offered under the Act. In 2004, the FASB issued FSP SFAS No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP SFAS No. 106-2 superseded FSP SFAS No. 106-1 and provided disclosure and accounting guidance for the federal subsidy that will be given to health care plan sponsors who provide specified levels of postretirement healthcare prescription benefits. In 2004, we adopted the provisions of FSP SFAS No. 106-2 and made the determination that our postretirement healthcare prescription benefits qualified for the federal subsidy. As a result, measures of the accumulated postretirement obligation and net periodic postretirement benefit cost for 2005 and 2004 include the effect of the Act on our plans. This adoption of FSP SFAS 106-2 resulted in a reduction in our net periodic benefit cost related to our postretirement plans of $3.3, for the year ended December 31, 2004 and reduced our projected benefit obligation by $23.1.

        Actuarial assumptions used in accounting for our domestic postretirement plans are as follows:

	Year Ended December 31,
	2005	2004	2003
Assumed health care cost trend rates:
Heath care cost trend rate for next year	10.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2010	2009
Discount rate used in determining net periodic postretirement benefit expense	6.00%	6.25%	6.75%
Discount rate used in determining net year-end postretirement benefit obligation	5.75%	6.00%	6.25%

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

        Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest costs	$0.6	$(0.6)
Effect on postretirement benefit obligation	$12.6	$(11.3)

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

        Under the Plan, we contributed 0.410, 0.496 and 0.531 shares of our common stock to employee accounts in 2005, 2004 and 2003, respectively. Compensation expense is recorded based upon the market value of shares as the shares are contributed to employee accounts. We recorded $17.9 in 2005, $21.3 in 2004 and $21.6 in 2003 as compensation expense related to the matching contribution.

(11)    Income Taxes

        Income (loss) before income taxes and the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2005	2004	2003
Income (loss) before income taxes:
Income (loss) from continuing operations:
United States(1)	$2.8	$(169.0)	$215.0
Foreign	48.0	19.7	18.0

	$50.8	$(149.3)	$233.0

Provision (benefit) for income taxes:
Current:
Federal	$93.4	$(5.0)	$36.7
Foreign	20.5	27.6	24.5
State	(2.1)	(3.3)	2.5

Total current	111.8	19.3	63.7

Deferred and other:
Federal	(31.0)	(46.3)	25.8
Foreign	(1.1)	(9.0)	(2.5)
State	(9.3)	3.2	10.8

Total deferred and other	(41.4)	(52.1)	34.1

Total provision (benefit)	$70.4	$(32.8)	$97.8

(1)
Includes equity earnings in joint ventures of $23.5, $26.0 and $34.3 in 2005, 2004 and 2003, respectively.

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003
Tax at U.S. federal statutory rate	35.0%	(35.0)%	35.0%
State and local taxes, net of U.S. federal benefit	(14.6)	—	3.7
U.S. credits and exemptions	(9.1)	(3.1)	(4.0)
Taxes on foreign source income	11.9	(2.6)	2.7
Impairment of goodwill and other intangibles	34.2	45.9	—
Repatriation	91.9	0.3	—
Audit settlements with taxing authorities	(29.7)	(32.1)	—
Adjustments to tax contingencies, net	6.0	8.9	3.6
Non-deductible compensation	11.2	(1.4)	1.0
Other	1.8	(2.9)	—

	138.6%	(22.0%)	42.0%

        Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2005	2004
Deferred tax assets:
Working capital accruals	$40.8	$44.9
Legal, environmental and self-insurance accruals	88.2	74.7
Restructuring	7.2	10.5
Pension, other postretirement and postemployment benefits	125.3	80.9
NOL and credit carryforwards	88.2	82.3
Payroll and compensation	66.1	58.8
Interest rate protection agreements	—	9.6
Other	28.0	32.2

Total deferred tax assets	443.8	393.9
Valuation allowance	(87.8)	(79.6)

Net deferred tax assets	356.0	314.3

Deferred tax liabilities:
LYONs interest deductions	98.1	77.1
Accelerated depreciation	50.2	68.8
Pension credits	8.9	110.7
Basis difference in affiliates	13.1	31.5
Unremitted earnings of certain foreign subsidiaries	—	38.0
Intangibles recorded in acquisitions	164.9	158.1
Other	88.7	49.3

Total deferred tax liabilities	423.9	533.5

	$(67.9)	$(219.2)

General Matters

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits and estimates and judgments used.

        We have available net operating loss and tax credit carryforwards totaling approximately $892.0 at December 31, 2005. Approximately $714.1 of these carryforwards are for numerous state jurisdictions and approximately $153.3 are for various foreign jurisdictions, while the remainder represent Federal tax credits. Of these amounts, approximately $28.0 expire in 2006 and $737.6 expire at various times between 2007 and 2026. The remaining carryforwards have no expiration date.

        Realization of deferred tax assets associated with the net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance increased by $8.2 in 2005 and decreased by $4.3 in 2004.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years may be greater than amounts paid in past years.

Notes to Consolidated Financial Statements
December 31, 2005
(All dollar and share amounts in millions, except per share and per LYON data)

Undistributed International Earnings

        During 2005, we repatriated $500.0 of foreign earnings under the terms of the American Jobs Creation Act of 2004, or "AJCA" (see below for further details). We also repatriated additional foreign earnings and capital of $65.0 during 2005. In addition, we concluded, during the fourth quarter of 2005, that we would repatriate approximately $154.0 of foreign earnings and capital in 2006. For the year ended December 31, 2005, we provided $44.5 of income taxes relating to foreign earnings we have repatriated or plan to repatriate.

        During December 2004, we repatriated capital and taxable earnings of certain foreign subsidiaries of $192.5, with the taxable earnings totaling $58.4. We provided taxes on these earnings of approximately $20.4 in the fourth quarter of 2004. In addition, we concluded, during the fourth quarter of 2004, that we would repatriate in 2005 approximately $500.0 of foreign earnings under the terms of the AJCA and provided the estimated income taxes (approximately $38.0) associated with this repatriation during the fourth quarter of 2004. Prior to 2004, approximately $58.0 of deferred income taxes had been provided for undistributed earnings of certain foreign subsidiaries at tax rates that were higher than those that exist under the AJCA terms. Accordingly, we recorded a net benefit of $20.0 in 2004 for the difference between the taxes required for the undistributed earnings under the terms of the AJCA ($38.0) and that which was required prior to the enactment of the AJCA ($58.0).

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

Tax Contingencies

        We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we believe a liability is probable and can be reasonably estimated. Accruals for these contingencies are recorded in "income taxes payable" and "deferred and other income taxes" in the accompanying consolidated balance sheets based on the expectation as to the timing of when the contingency will be resolved. As events change and resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. Any potential liabilities in excess of amounts not recorded are not material.

        During 2005, we reduced our income tax provision by $15.1 and goodwill by $41.0 relating to the closure of certain matters with both domestic and international taxing authorities. In addition to the $15.1 adjustment, taxes associated with discontinued operations were reduced by $1.6 in 2005.

        During 2004, we reduced our income tax provision by $48.0 and goodwill by $31.8 associated with the closure of certain matters with the Internal Revenue Service ("IRS") relating primarily to the 1995 to 1997 income tax returns of General Signal Corporation and SPX Corporation and the 2000 income tax return of United Dominion Industries Limited ("UDI"). General Signal Corporation was acquired through a reverse acquisition in 1998, and UDI was acquired in 2001.

        In 1997, we, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and self-insurance liabilities associated with existing retiree medical, workers compensation, and key manager life insurance programs to a fully consolidated risk management company ("RMC") in exchange for stock representing a minority interest in the RMC. Subsequently, we sold the minority interest in the RMC to a third-party investor at fair market value, which resulted in a capital loss of $73.7 for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received on the sale of the stock. In 1998 and 1999, we entered into similar transactions designed to manage and reduce costs associated with certain healthcare and environmental liabilities. Those transactions resulted in tax losses of $84.8 and $40.9, respectively. In 2001, the IRS indicated that it intended to challenge the tax treatment of these types of transactions.

        In 2004, the IRS issued a notice of proposed adjustment disallowing the capital loss claimed as a deduction on our 1997 tax return. We protested the disallowance to the Appeals Office of the IRS in June 2004.

        If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest to date of $11.6. Although the IRS has not proposed adjustments for later years, we anticipate receiving notices for the 1998 and 1999 transactions. The potential disallowance for these later years, computed on a similar basis to the 1997 disallowance, would be approximately $45.8, plus net interest to date of approximately $14.4. The IRS has proposed penalties with respect to the 1997 transaction of $10.3. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely. In addition, because we filed disclosure notices with the IRS, we should not be subject to penalty assessments for the 1998 or 1999 transactions.

        Also in 2004, the IRS issued a notice of proposed adjustment with respect to the sale of Sealed Power Europe in 1997. Specifically, the IRS is proposing to require recapture of certain foreign losses claimed as deductions on tax returns prior to 1997. If the IRS ultimately prevails in its position, the income tax due for 1997 would increase by approximately $6.9, plus net interest to date of approximately $3.1. We also protested this proposed adjustment to the Appeals Office of the IRS in June 2004.

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

        We believe that our positions are well supported and disagree with the proposed adjustments. If we are unable to resolve these matters with the Appeals Office of the IRS, we will make a decision as to which of the above three options we will pursue. In any event, we intend to aggressively contest these matters through applicable IRS and judicial procedures, as appropriate.

        Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for the probable liability associated with these matters. While the resolution of these issues may result in tax liabilities that may differ from the accruals established for the matters, we currently believe that the resolution will not have a material adverse effect on our financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As we are no farther than the initial stages of the appeals process for any of the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

(12)    Indebtedness

        The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2005:

	December 31, 2004	Accretion and Debt Assumption	Repayments	December 31, 2005	Loss On Early Extinguishment of Debt(1)
Revolving Credit Loan	$—	$—	$—	$—	$0.5
Term loans — Tranche A	191.3	—	(191.3)	—	8.5
Term loans — Tranche B	882.1	—	(882.1)	—	20.6
LYONs(2)	658.5	18.0	(17.9)	658.6	—
7.50% senior notes	472.5	—	(444.3)	28.2	64.5
6.25% senior notes	248.6	—	(227.3)	21.3	20.9
Other borrowings	73.1	9.9	(2.7)	80.3	—

Total Debt(3)	2,526.1	$27.9	$(1,765.6)	788.4	$115.0

Less: short-term debt	63.5			64.9
Less: current maturities of long-term debt	48.3			2.6

Total Long-term Debt	$2,414.3			$720.9

(1)
Loss on early extinguishment of debt related to the write-off of unamortized deferred financing fees, premiums/fees paid to redeem the senior notes, and other costs associated with the extinguishment of the term loans and revolving credit loan. These amounts are reflected in the consolidated statement of operations for the year ended December 31, 2005, with $113.6 included in "Loss on early extinguishment of debt" and $1.4 included in "Income (loss) from discontinued operations".

(2)
The LYONs are net of unamortized discount of $336.1 and $364.2 at December 31, 2005 and December 31, 2004, respectively.

(3)
No amounts were outstanding at December 31, 2005 under the new senior credit facilities, entered into on November 18, 2005, as further described below.

Credit Facilities

        On November 18, 2005, we entered into new senior credit facilities with a group of lenders that replaced our existing credit facilities, which were simultaneously terminated. The new senior credit facilities provide for committed senior secured financing of approximately $1,625.0, consisting of the following:

  •
  a delayed draw term loan facility in an aggregate principal amount of $750.0 with final maturity in November 2010;

  •
  a domestic revolving loan facility in an aggregate principal amount of $350.0 with final maturity in November 2010;

  •
  a global revolving loan facility in an aggregate principal amount of $100.0 with final maturity in November 2010; and

  •
  a foreign trade facility in an aggregate principal amount of up to the U.S. dollar equivalent, at issuance, of $425.0 with final maturity in November 2010, subject to two possible extensions of the final maturity date of two years each, at our option.

        We have the ability to add additional commitments under the foreign trade facility in an aggregate principal amount of up to the U.S. dollar equivalent of $25.0, without the need for consent from the existing lenders. In addition, we may also seek additional commitments from new or current lenders for incremental term loan facilities or increases in commitments in respect of the other facilities not exceeding an aggregate principal amount of $250.0, without the need for consent from the existing lenders.

        In February 2006, in conjunction with the redemption of the LYONs (see LYONs discussion below), we became a borrower under the delayed draw term loan facility. We currently utilize the revolving facilities for the issuance of letters of credit and certain of our foreign subsidiaries utilize (and others may utilize) the foreign trade facility for the issuance of foreign credit instruments.

        The revolving credit facility may be used from time to time for working capital and general corporate purposes, including domestic letters of credit of up to $250.0, by our subsidiaries and us. The foreign trade facility may be used by our foreign subsidiaries to obtain bank guarantees, stand-by letters of credit and similar foreign trade instruments in connection with their business operations.

        The interest rates applicable to loans under our new senior credit facilities will be, at our option, equal to either an alternate base rate ("ABR" or prime) or an adjusted Eurodollar bank deposit rate plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (generally defined as the ratio of consolidated total debt (net of cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the four fiscal quarters ended on such date). We may elect interest periods of one, two, three or six months for Eurodollar borrowings. The interest rate margins applicable to base rate and Euro dollar loans are as follows:

Consolidated Leverage Ratio	Margin for Eurocurrency Loans and Foreign Credit Instruments	Margin for ABR Loans
Greater than or equal to 3.00 to 1.0	1.500%	0.500%
Between 2.00 to 1.0 and 3.00 to 1.0	1.250%	0.250%
Between 1.50 to 1.0 and 2.00 to 1.0	1.000%	0.000%
Between 1.00 to 1.0 and 1.50 to 1.0	0.875%	0.000%
Less than 1.00 to 1.0	0.750%	0.000%

        The term loan is repayable in quarterly installments with each such payment being equal to a percentage of the aggregate principal amount of the initial term loans borrowed by us, as follows: (i) 2006 (starting in the second quarter of 2006) — approximately 0.67% per quarter; (ii) 2007 — 1.25% per quarter; (iii) 2008 — 2.5% per quarter; (iv) 2009 — 3.75% per quarter; and (v) 2010 — 17.0% per quarter.

        Our new senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition (including from any casualty to, or an governmental taking) of property (other than in the ordinary course of business and subject to other exceptions) by us or our subsidiary guarantors in excess of $10.0. Mandatory prepayments will be applied first to prepay the term loan and then to reduce permanently the term loan commitments. No prepayment or commitment reduction is required to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.

        Indebtedness under our new senior credit facilities is guaranteed by each of our material domestic subsidiaries, each of our material first-tier foreign subsidiaries, to the extent no material adverse tax consequence would result and to the extent permitted under local law, and us with respect to the obligations of our subsidiaries under the foreign trade facility. In addition, indebtedness under our new senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiary guarantors and 66% of the capital stock of our material first tier foreign subsidiaries. If the outstanding indebtedness under the new senior credit facilities is rated "Ba2" or less by Moody's and "BB" or less by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of our property.

        Our new senior credit facilities require that we maintain a Consolidated Interest Coverage Ratio (generally defined as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00, and a Consolidated Leverage Ratio as of the last day of any fiscal quarter of no more than 3.25 to 1.00. Our new senior credit facilities also contain covenants that restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchases of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Lastly, our new senior credit facilities contain customary representations, warranties, affirmative covenants, and events of default.

        We are permitted under our new senior credit facilities to repurchase our capital stock and pay cash dividends in an unlimited amount if, our gross Consolidated Leverage Ratio is less than 2.50 to 1.00. If our gross Consolidated Leverage Ratio is greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $75.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after November 18, 2005 equal to the sum of (i) $250.0 and (ii) a positive amount equal to 50% of cumulative consolidated net income during the period from October 1, 2004 to the end of the most recent fiscal quarter for which financial information is available preceding the date of such repurchase or dividend declaration (or, in case such consolidated net income is a deficit, minus 100% of such deficit).

        At December 31, 2005, we were in compliance with all covenant provisions of our new senior credit facilities, and did not have any restrictions on our ability to repurchase shares or pay dividends.

Senior Notes

        In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. The interest payment dates for these notes are June 15 and December 15 of each year, which commenced on December 15, 2003. In December 2002, we issued $500.0 of callable 7.5% senior notes that mature on January 1, 2013. The interest payment dates for these notes are January 1 and July 1 of each year, which commenced on July 1, 2003. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our new senior credit facilities.

        During the first quarter of 2005, we completed cash tender offers for $668.2, or 93%, of the then outstanding principal amount of our 7.50% and 6.25% senior notes. The amount of the notes tendered exceeded the requisite consent thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes. Additionally, during the second and third quarter of 2005, we redeemed $3.4 of the senior notes.

Liquid Yield Option Notes

        On February 6, 2001, we issued Liquid Yield Option (TM) Notes ("February LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option (TM) Notes ("May LYONs") at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount of $415.0 due at maturity on May 9, 2021. On May 9, 2005, the most recent eligible date of redemption for the related holders, all of the remaining outstanding May LYONs were put to us and settled in cash for $17.9, their accreted value on such date.

        We may redeem all or a portion of the February LYONs for cash at any time on or after February 6, 2006 at predetermined redemption prices.

        SFAS No. 78, "Classification of Obligations That are Callable by the Creditor," requires that obligations that are by their terms, due upon demand within one year of the balance sheet date be considered short-term obligations, unless the obligor has the ability and the intent to refinance. At December 31, 2005, the February LYONs had a put option date within twelve months. However, we have classified the full-accreted value of the February LYONs, $658.6, as long-term debt as we had the ability and intent at December 31, 2005, through the availability under our new senior credit facilities, to refinance the full amount of any February LYONs.

        The LYONs have a yield to maturity of 2.75% per year, computed on a semi-annual bond equivalent basis, calculated from the date of issuance. We will not pay cash interest on the LYONs prior to maturity unless contingent interest becomes payable. The LYONs are unsecured and unsubordinated obligations and are debt instruments subject to United States federal income tax contingent payment debt regulations. Even if we do not pay any cash interest on the LYONs, holders of the LYONs are required to include interest in their gross income for United States federal income tax purposes. This imputed interest, also referred to as tax original issue discount, accrues at a rate equal to 9.625% on the February LYONs and 8.75% on the May

LYONs. The rate at which the tax original issue discount accrues for United States federal income tax purposes exceeds the stated yield of 2.75% for the accrued original issue discount. In the event that any of the February LYONs are redeemed by the company, and in the cases where the February LYONs and May LYONs were put to the company, the respective imputed interest deduction less the original issue discount of 2.75% will be or was recaptured, as the case may be. The amount of tax recapture for the LYONs on the respective put dates of May 9, 2005 and February 6, 2006 is $1.8 and $92.3.

        In February 2006, all but $0.2 of the February LYON's were put to us and settled in cash for $660.2, their accreted value on such date. We financed the repurchase of the LYONs and the payment of the related tax recapture with amounts borrowed against our $750.0 delayed draw term loan under the new senior credit facilities.

Other Borrowings

        Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of December 31, 2005 and 2004, the participating businesses had $15.7 and $15.8, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of December 31, 2005 and 2004, the participating businesses had $48.2 and $46.7, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Other Financing Activities

        In the first nine months of 2004, we entered into sale and assignment transactions whereby certain of our businesses sold without recourse certain accounts receivable. At the beginning of the fourth quarter of 2004, we discontinued the sale of accounts receivable.

        In April 2003, we entered into a three-year trade receivables financing agreement, which was extended in November 2005 for an additional year, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. We had $1.0 outstanding under this financing agreement at both December 31, 2005 and 2004.

(13)    Financial Instruments

Interest Rate Swaps

        As of December 31, 2004, we maintained interest rate protection agreements ("swaps") that effectively converted $1,100.0 of our then variable rate debt to fixed rates. The pre-tax accumulated loss recorded in accumulated other comprehensive income was $29.1, and we had recorded a long-term liability of $27.9 to recognize the fair value of these swaps. During January and March of 2005, we terminated all of these swaps for an aggregate cash payment of $13.3, which represented the fair value of the swaps on their termination dates, and reclassified $15.8 from accumulated other comprehensive income to "loss on early extinguishment of debt."

        In connection with the February 2006 refinancing of the February LYONs (see Note 12), we entered into interest rate swap agreements to hedge the potential impact of increases in interest rates on our variable rate term loan facility. We are accounting for these swaps as cash flow hedges, and have outstanding instruments with maturities through February 2010 that effectively convert $550.0 of our variable rate debt to fixed rates approximating 4.7% plus the applicable margin (see Note 12). These are amortizing interest rate swap agreements, therefore the outstanding notional value will decline commensurate with the scheduled debt maturity.

Currency Forward Contracts

        We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, and Chinese Yuan.

        We have entered into foreign currency protection agreements ("FX forward contracts") to manage the exposure on forecasted transactions denominated in foreign currencies. The majority of the underlying transactions contain embedded derivatives, as the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. As a result of these embedded derivatives, these contracts do not qualify for hedge accounting treatment. Accordingly, the changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our consolidated financial statements during 2005 or 2004.

        At December 31, 2005 and 2004, we had FX forward contracts with maturities of generally no more than 18 months, and aggregate notional amounts of $153.9 and $121.8, respectively. The amount of FX forward contracts for 2003 was not material. The fair values of these contracts were $5.7 (recorded as a current liability) and $5.9 (recorded as a current asset) at December 31, 2005 and 2004, respectively.

Other Derivative Instruments

        From time to time we enter into commodity contracts. Other than the above noted interest and foreign currency arrangements, there were no material derivative instrument transactions during any of the periods presented.

Other Fair Value Financial Assets and Liabilities

        The carrying amount of cash and equivalents and receivables reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

        The fair value of our debt instruments, based on borrowing rates available to us at each year end for similar debt, is not materially different than their carrying values.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable, and interest rate, foreign currency, and commodity protection agreements.

        Cash and temporary investments and our interest rate, foreign currency, and commodity protection agreements are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

        Concentrations of credit risk arising from trade accounts receivable are due to selling to a large number of customers in a particular industry. We perform ongoing credit evaluations of our customers' financial conditions and obtain collateral or other security when appropriate. No one customer accounts for more than 10% of our revenues for all periods presented.

        On October 8, 2005, The Delphi Corporation ("Delphi") filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Delphi is a customer of our Industrial Products and Services and Test and Measurement segments. Annual revenues derived from Delphi represent less than 2% of consolidated revenues, and we have approximately $4.0 of pre-petition bankruptcy accounts receivable due from Delphi and approximately $2.0 of committed assets. We have not recorded any loss as a result of Delphi's Chapter 11 proceedings. We will continue to evaluate whether, when and to what extent we may be required to record a loss for the accounts receivable and/or the committed assets.

        We are exposed to credit losses in the event of nonperformance by counter parties to our interest rate, foreign currency, and commodity protection agreements, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counter parties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counter parties.

(14)    Commitments and Contingent Liabilities

Leases

        We lease certain manufacturing facilities, offices, sales and service locations, machinery and equipment, vehicles, and office equipment under various leasing programs accounted for as operating leases. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2006	$34.9
2007	28.6
2008	22.5
2009	18.2
2010	13.6
Thereafter	40.1

Total minimum payments	$157.9

        Total operating lease expense was $42.0 in 2005, $34.9 in 2004, and $32.1 in 2003. Capital leases were not material to any of the periods presented.

General

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, class actions, derivative lawsuits and contract, intellectual property, competitive, personal injury, product liability, workers' compensation and other claims, have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware of may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items, which totaled $344.1 and $350.5 at December 31, 2005 and 2004, respectively, are sufficient and that these items and our rights to available insurance and indemnity will be resolved without a material adverse effect, individually or in the aggregate, on our financial position, results of operations, and cash flows.

Litigation Matters

        Beginning in March 2004, multiple class action complaints seeking unspecified monetary damages were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Securities Class Action"). The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints have been consolidated into a single amended complaint against the company and our former Chairman, Chief Executive Officer and President. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety. That motion is fully briefed for ruling by the District Court.

        On April 23, 2004, an additional class complaint seeking unspecified monetary damages, was filed in the same court on behalf of participants in our employee benefit plans, alleging breaches of the Employee Retirement Income Security Act of 1974 ("ERISA") by us, our then general counsel and the Administrative Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan's holding of our stock. On June 10, 2005 a first amended complaint was filed in the ERISA suit, adding as defendants certain current and former directors and Administrative Committee members. The first amended complaint generally tracks the factual allegations in the Securities Class Action. On July 25, 2005, we filed a motion to dismiss the amended ERISA complaint in its entirety. That motion is fully briefed for ruling by the District Court. On September 8, 2005, the plaintiffs moved the Court to certify the proposed class in the ERISA suit. We have opposed that motion and it is fully briefed for ruling by the District Court.

        We believe that the allegations stated in the Securities Class Action and tag-along ERISA suit are without merit and intend to defend against them vigorously. We are currently unable to predict the outcome of these cases, although we believe our potential loss is likely to be within the limits of our coverage under our Directors' and Officers' insurance policies.

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

        In October of 2004, one of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., was notified that it is the subject of an investigation by the Milan Public Prosecutor's Office. The investigation relates to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. We have cooperated with the prosecutor's office in this investigation. At this stage we are unable to predict the outcome of the investigation or to reasonably estimate the range of potential liability, if any. We have taken actions to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling equipment business.

        We are subject to other legal proceedings and claims that arise in the normal course of business. In our opinion, these matters are either without merit or of a kind that should not have a material adverse effect individually or in the aggregate on our financial position, results of operations, or cash flows. However, we cannot assure you that these proceedings or claims will not have a material adverse effect on our financial position, results of operations, or cash flows.

Environmental Matters

        Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violation that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 68 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, there can be no assurance that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

        In the case of contamination at offsite, non-owned facilities, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 24 sites, only 12 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a "de minimis" potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is immaterial.

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

Self-Insurance

        We are primarily self-insured for workers' compensation, automobile, product and general liability, and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for self-insurance liabilities are determined by management, are based on claims filed and an estimate of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts.

Executive Severance Agreements

        Our Board of Directors has adopted executive severance agreements, which create certain liabilities in the event of the termination of executives following a change of control. As of March 1, 2006, the estimated total cash severance obligation under the executive severance agreements should all seven current executive officers be terminated following a change of control was approximately $38.3, which includes for each executive officer an amount equal to three times (for officers appointed prior to August 23, 2005) or two times (for officers appointed on or after August 23, 2005): (i) the executive officer's bonus amount as specified in his severance agreement; and (ii) the executive officer's annual base salary.

        In addition, three executive officers have outstanding non-interest bearing 20-year relocation home loans totaling $4.5 granted in connection with the 2001 move of our corporate headquarters. In the event of the death or permanent disability of the employee or a change in control of SPX, we will forgive the note and pay the employee or his estate an amount equal to the employee's tax liability as a result of the loan forgiveness.

        Our Board of Directors also approved employment agreements for the executive officers. These agreements have rolling terms of either one year or two years and specify the executive's current compensation, benefits and perquisites, the executive's entitlements upon termination of employment, and other employment rights and responsibilities.

        In connection with the retirement and resignation of our then Chairman, Chief Executive Officer, and President in December 2004, we entered into a separation agreement with him that resulted in a charge in 2004 of approximately $7.3, which is net of a credit of $8.2 associated with compensation previously recorded for restricted stock that was forfeited as part of the separation agreement. Amounts still due to our former Chairman, Chief Executive Officer, and President under the separation agreement totaled approximately $8.0 at December 31, 2005 and are payable in 2008.

Notes to Consolidated Financial Statements
December 31, 2005
(All dollar and share amounts in millions, except per share and per LYON data)

(15)    Shareholders' Equity

Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004	2003
Numerator:
Income (loss) from continuing operations for calculating basic earnings per share	$(19.6)	$(116.5)	$135.2
Interest on convertible LYONs, net of tax	—	—	15.8

Income (loss) from continuing operations for calculating diluted earnings per share	$(19.6)	$(116.5)	$151.0

Net income (loss) for calculating basic earnings per share	$1,090.0	$(17.1)	$236.0
Interest on convertible LYONs, net of tax	—	—	15.8

Net income (loss) for calculating diluted earnings per share	$1,090.0	$(17.1)	$251.8

Denominator:
Weighted average number of common shares used in basic earnings per share	71.084	74.271	76.802
Dilutive Securities — Employee stock options, restricted stock and restricted stock units	—	—	0.882
Conversion of convertible LYONs	—	—	10.964

Weighted average number of common shares and dilutive securities used in diluted earnings per share	71.084	74.271	88.648

        The total number of stock options that were not included in the computation of dilutive earnings per share because their exercise price was greater than the average market price of common shares was 9.5, 13.7 and 15.5 at December 31, 2005, 2004 and 2003, respectively.

        The potential common shares excluded from the 2005 and 2004 diluted earnings per share calculation due to their anti-dilutive effect were 1.1 and 0.8, respectively. Of these amounts, 0.7 and 0.1 related to restricted stock and restricted stock units, and 0.4 and 0.7 related to employee stock options for 2005 and 2004, respectively.

        In October 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF No. 04-8"). Under the EITF's conclusion, instruments that are convertible to common stock based on achieving a market price trigger are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. At its November 2004 meeting, the EITF declared EITF No. 04-8 effective for all periods ending after December 15, 2004 and required retroactive adoption for all historical periods presented. The impact of the inclusion of the contingent convertible common shares was a reduction in both income from continuing operations and net income per share of $0.04 and $0.20 respectively for 2003. For the years ended December 31, 2005 and 2004, the impact of the inclusion of the LYONs is anti-dilutive.

Accumulated Other Comprehensive Income (Loss)

        The components of the balance sheet caption accumulated other comprehensive income (loss) are as follows:

	December 31, 2005	December 31, 2004
Foreign currency translation adjustment	$137.7	$428.9
Unrealized gains (losses) on qualifying cash flow hedges, net of tax (expense) benefit of $(0.2) and $9.7, respectively	0.3	(15.3)
Minimum pension liability adjustment, net of tax benefit of $190.9 and $49.8, respectively	(311.8)	(86.1)

Accumulated other comprehensive income (loss)	$(173.8)	$327.5

Common Stock and Treasury Stock

        At December 31, 2005, we had 200.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares, and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2002	86.769	(6.143)	80.626
Stock options exercised	0.502	—	0.502
Share repurchases	—	(7.317)	(7.317)
Other	0.504	—	0.504

Balance at December 31, 2003	87.775	(13.460)	74.315
Stock options exercised	1.356	—	1.356
Share repurchases	—	(1.144)	(1.144)
Restricted stock and restricted stock units	0.353	(1.143)	(0.790)
Other	0.505	—	0.505

Balance at December 31, 2004	89.989	(15.747)	74.242
Stock options exercised	1.063	—	1.063
Share repurchases	—	(13.657)	(13.657)
Restricted stock and restricted stock units	0.613	(0.109)	0.504
Other	0.411	—	0.411

Balance at December 31, 2005	92.076	(29.513)	62.563

Stock Based Compensation

Stock Compensation Plans

        Under the 2002 Stock Compensation Plan, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 6.0 of these shares were available for grant at December 31, 2005.

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

        Restricted stock or restricted stock units may be granted to certain eligible employees in accordance with applicable equity compensation plan documents and agreements. Subject to participants' continued employment and other plan terms and conditions, the restrictions lapse and units vest over three years. The 2004 grants vest ratably. In December 2004, the Compensation Committee of the Board of Directors announced changes to our stock based employee compensation program. Under the announced changes, performance thresholds have been instituted for vesting of substantially all restricted stock and restricted stock units in 2005 and future years. This vesting is based on SPX shareholder return versus the S&P 500 composite index. Pursuant to the terms of the plan, the share grant will vest if the company outperforms the S&P 500 index on an annual basis. In the event the share grant does not vest in any year, the company's shareholder return versus the S&P 500 index for the cumulative periods will serve as the basis for vesting.

Special Option Awards

        In 2005, 2004, and 2003, no special options were awarded. At December 31, 2005, 7.3 of the total options outstanding were granted outside of the 2002 Stock Compensation Plan.

        In December 2004, four members of our executive management team elected to voluntarily surrender outstanding stock options to purchase 2.5 shares of common stock granted to them in August 2000, with exercise prices ranging from $105.00 to

$150.00. In addition, certain members of our senior leadership team, who left the company in 2004, forfeited unvested options to purchase 0.7 shares of common stock, with exercise prices ranging from $60.00 to $150.00.

        The following table shows stock option activity from December 31, 2002 through December 31, 2005:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2002	18.410	$76.36
Granted	3.184	38.72
Exercised	(0.502)	37.05
Terminated	(1.163)	—

Options outstanding at December 31, 2003	19.929	$72.82
Granted	0.019	53.15
Exercised	(1.356)	30.93
Terminated	(4.051)	—

Options outstanding at December 31, 2004	14.541	$66.42
Granted	—	—
Exercised	(1.063)	36.01
Terminated	(0.513)	62.29

Options outstanding at December 31, 2005	12.965	$69.07
Exercisable at December 31, 2005	12.506	70.19
Exercisable at December 31, 2004	12.652	69.14
Exercisable at December 31, 2003	6.818	46.53

        Stock options outstanding and exercisable at December 31, 2005 and related weighted average exercise price and remaining average life information follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Remaining Life-Years (Wtd. Avg.)	Exercise Price (Wtd. Avg.)	Shares	Exercise Price (Wtd. Avg.)
$ 7.38 - $ 30.98	0.098	2.7	$29.13	0.097	$29.13
$ 31.95 - $ 47.76	4.226	3.2	39.99	3.768	40.17
$ 48.44 - $ 72.50	4.889	3.2	63.29	4.889	63.29
$ 74.75 - $105.00	2.252	1.8	94.03	2.252	94.03
$120.00 - $150.00	1.500	0.9	135.00	1.500	135.00

Restricted Stock and Restricted Stock Unit Awards

        Upon vesting, the restricted stock units are converted into shares of our common stock and are free of any restrictions. In 2005, we issued 0.435 shares of restricted stock and 0.878 of restricted stock units to certain business leaders and other employees. Expense for restricted stock and restricted stock units is recognized over the vesting period in accordance with APB Opinion No. 25. Compensation expense associated with restricted stock and restricted stock unit awards totaled $28.3, $9.1 and $5.4 in 2005, 2004 and 2003, respectively. The non-cash compensation expense in 2004, was net of a credit of $8.2 relating to compensation expense previously recorded for restricted stock that was forfeited in connection with the December 2004 retirement and resignation of our then Chairman, Chief Executive Officer and President. The amount associated with the unvested portion of the restricted stock and restricted stock unit awards is recorded, net of tax, as "unearned compensation" within shareholders' equity. Additionally, 0.084 shares of restricted stock and 0.140 restricted stock units were forfeited during 2005.

Treasury Stock

        In 2005, we repurchased 13.7 shares of our common stock on the open market, for a total cash consideration of $624.7. Additionally, at December 31, 2005, we had committed to purchase an additional 1.1 shares for cash of $50.6, which settled in January 2006 but were reflected as outstanding shares at December 31, 2005. Through February 28, 2006, we have repurchased 17.8 shares with a value of $818.2, inclusive of the amounts previously noted. The covenants under our new senior credit facilities contain certain restrictions on the payment of dividends and the repurchase of our common stock. See Note 12 for discussion of our ability to repurchase shares under our current senior credit facilities.

Preferred Stock

        None of our 3.0 shares of authorized, no par value preferred stock was outstanding at December 31, 2005, 2004 and 2003.

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

Change in Incentive Compensation Plan

        In July 2005, we implemented a new incentive compensation plan, which has been approved by the Compensation Committee of the Board of Directors and became effective January 1, 2005, for our executive and management teams that replaces the Economic Value Added ("EVA") plan. Incentive payments under the new plan are based generally on financial metrics such as operating profit margin and operating cash flows. In conjunction with the adoption of this new plan, the historical individual employee balances under the EVA plan were converted to restricted stock and restricted stock units, and in the case of less significant employee balances, cash. The restricted stock, restricted stock units, and cash amounts represent fixed awards that vest ratably over a three-year period, generally beginning in July 2005. The adoption of this plan did not have a significant impact on our results of operations for 2005.

(16)    Quarterly Results (Unaudited)

	First(4)(5)		Second(4)(5)		Third(4)(5)		Fourth(4)(5)
	2005	2004	2005	2004	2005	2004	2005	2004
Operating revenues(3)	$977.6	$940.3	$1,061.1	$1,015.3	$1,060.2	$1,023.1	$1,193.3	$1,117.2
Gross profit	246.4	256.2	277.4	261.5	281.9	267.9	326.4	300.4
Income (loss) from continuing operations(1)(2)	(58.5)	19.1	(0.5)	38.3	56.3	(35.5)	(16.9)	(138.4)
Income (loss) from discontinued operations, net of tax	741.9	17.8	322.3	16.3	(18.9)	37.7	64.3	27.6

Net income (loss)	$683.4	$36.9	$321.8	$54.6	$37.4	$2.2	$47.4	$(110.8)

Basic earnings (loss) per share of common stock:
Continuing operations	$(0.78)	$0.26	$(0.01)	$0.51	$0.79	$(0.48)	$(0.26)	$(1.87)
Discontinued operations, net of tax	9.95	0.24	4.34	0.22	(0.26)	0.51	0.99	0.37

Net income (loss)	$9.17	$0.50	$4.33	$0.73	$0.53	$0.03	$0.73	$(1.50)

Diluted earnings (loss) per share of common stock:
Continuing operations	$(0.78)	$0.25	$(0.01)	$0.48	$0.72	$(0.48)	$(0.26)	$(1.87)
Discontinued operations, net of tax	9.95	0.24	4.34	0.19	(0.23)	0.51	0.99	0.37

Net income (loss)	$9.17	$0.49	$4.33	$0.67	$0.49	$0.03	$0.73	$(1.50)

Note    The sum of the quarters' earnings per share may not equal the full year per share amounts.

(1)
For 2005, includes charges (credits) of $4.8, $5.4, $(5.4) and $4.4 associated with restructuring initiatives in the first, second, third and fourth quarters, respectively. The fourth quarter also includes an impairment charge of $78.2. See Notes 6 and 8 for additional information. Additionally, includes charges of $103.5, $6.9, and $3.2 associated with losses on the early extinguishment of debt in the first, second and fourth quarters, respectively. See Note 12 for additional information.

(2)
For 2004, includes charges of $1.7, $10.0, $6.3 and $26.1 associated with restructuring initiatives in the first, second, third and fourth quarters, respectively. Additionally, for the third and fourth quarters, includes $71.5 and $175.3 for impairment charges, respectively. See Notes 6 and 8 for additional information.

(3)
During the fourth quarter of 2005, revenues for our Test and Measurement segment were reduced by $19.9 for program incentives and rebates earned by certain customers throughout 2005. Prior to the fourth quarter of 2005, these incentives and rebates were classified as cost of products sold and selling, general, and administrative expenses. Had these amounts been classified as a reduction to revenues prior to the fourth quarter of 2005 (versus cost of products sold and selling, general, and administrative expenses), revenues for the first, second, and third quarters of 2005 would have been reduced by $4.5, $4.8, and $4.7, respectively, while revenues for the fourth quarter of 2005 would have increased by $14.0. In addition, revenues for the first, second, third, and fourth quarters of 2004 would have been reduced by $3.8, $3.3, $2.5, and $5.0, respectively, resulting in a cumulative reduction in 2004 revenues of $14.6.

(4)
Amounts presented differ from amounts previously reported in our quarterly reports on Form 10-Q due to the classification of certain of our businesses as discontinued operations in accordance with SFAS No. 144.

(5)
We label our quarterly information using a calendar convention. It is our practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had two fewer days in the first quarter of 2005 and one additional day in the fourth quarter of 2005 when compared to the respective 2004 periods.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

        SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2005 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2005, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited management's assessment, included in the accompanying MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING, that SPX Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 15, 2006

ITEM 9B. Other Information

        Not applicable.

P A R T    I I I

ITEM 10. Directors and Executive Officers of the Registrant

(a)
Directors of the company.

        This information is included in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.

(b)
Executive Officers of the company.

Christopher J. Kearney, 50, was named President, Chief Executive Officer and a director in December 2004. He joined SPX in February 1997 as Vice President, Secretary and General Counsel and an officer of the company. He had previously served as Senior Vice President and General Counsel of Grimes Aerospace Company.

Patrick J. O'Leary, 48, was named Executive Vice President, Treasurer and Chief Financial Officer in December 2004. He joined SPX in September 1996 as Vice President, Finance, Treasurer and Chief Financial Officer and an officer of the company. He had previously served as Chief Financial Officer and a director of Carlisle Plastics, Inc.

Thomas J. Riordan, 49, was named Executive Vice President and Co-Chief Operating Officer in December 2004 and Chief Operating Officer in August 2005. He joined SPX in February 1996 as President of a business within our Test and Measurement segment, and was elected an officer in August 1997.

Robert B. Foreman, 48, was named Executive Vice President, Human Resources and Asia in December 2005. He joined SPX Corporation in April 1999 as Vice President, Human Resources and an officer of the company. Previously he spent 14 years with PepsiCo, most recently serving as Vice President Human Resources for Frito-Lay International.

Don L. Canterna, 55, was named Segment President, Flow Technology and an officer in August 2005. He joined SPX in 2001 when SPX acquired United Dominion Industries, where he had been General Manager of Waukesha Cherry-Burrell since 1997. He was promoted to President of Waukesha Cherry-Burrell in 2001 and was named President of SPX Process Equipment in 2003 when Waukesha Cherry-Burrell, Lightnin and Bran+Luebbe were consolidated.

David A. Kowalski, 47, was named Segment President, Test and Measurement and an officer in August 2005. He joined SPX in 1999 as the Vice President and General Manager of Tools and Equipment at Service Solutions and was named President of Service Solutions in 2004. Before joining SPX he held positions with American National Can Company, J.I. Case, Picker International and Warner Swasey.

Kevin L. Lilly, 52, was named Vice President, Secretary and General Counsel and an officer of the company in January 2006. Mr. Lilly joined SPX in 2003 as General Counsel for the company's publicly traded subsidiary, Inrange Technologies Corporation. After the sale of Inrange, he was Group General Counsel for the technical and industrial systems businesses and most recently Associate General Counsel for SPX business operations. Previously, Mr. Lilly served as partner at Archer & Greiner, partner at Jamieson, Moore, Peskin & Spicer, and Staff Attorney for the United States Court of Appeals for the Seventh Circuit in Chicago.

(c)
Audit Committee Financial Expert.

This information is included in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading "Meetings and Committees of the Board of Directors" and is incorporated herein by reference.

(d)
Identification and Composition of the Audit Committee.

This information is included in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading "Meetings and Committees of the Board of Directors" and is incorporated herein by reference.

(e)
Section 16(a) Beneficial Ownership Reporting Compliance.

This information is included in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

(f)
Code of Ethics.

This information is included in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

ITEM 11. Executive Compensation

        This information is included in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

        This information is included in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. Certain Relationships And Related Transactions

        This information is included in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees And Services

        This information is included in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the heading "Ratification of the Appointment of the Public Accountants" and is incorporated herein by reference.

P A R T    I V

ITEM 15. Exhibits And Financial Statement Schedules

        The following documents are filed as part of this Form 10-K:

  1.
  All financial statements. See Index to Consolidated Financial Statements on page 42 of this Form 10-K.

  2.
  Financial Statement Schedules. None required. See page 42 of this Form 10-K.

  3.
  Exhibits. See Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March 2006.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of March 2006.

/s/ CHARLES E. JOHNSON II Charles E. Johnson II Chairman of the Board	/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney President and Chief Executive Officer
/s/ PATRICK J. O'LEARY Patrick J. O'Leary Executive Vice President, Treasurer and Chief Financial Officer	/s/ KERMIT CAMPBELL Kermit Campbell Director
/s/ SARAH R. COFFIN Sarah R. Coffin Director	/s/ DAVID P. WILLIAMS David P. Williams Director
/s/ EMERSON U. FULLWOOD Emerson U. Fullwood Director	/s/ MICHAEL J. MANCUSO Michael J. Mancuso Director
/s/ MICHAEL A. REILLY Michael A. Reilly Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.		Description
2.1	—	International Share Sale Agreement dated October 28, 2004, between Bomag Holding GmbH, Bomag U.L.M. GmbH, Radiodetection Limited, SPX Corporation and Fayat SA., incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file no. 1-6948).
2.2	—	Purchase and Sale Agreement, dated November 15, 2004 by and among the Company, Edwards Systems Technology, Inc., GSBS Development Corporation, Ziton (Pty) Limited, SPX Canada Partner II Co., SPX Canada (GP), Maxivox, Inc., SPX Australia Pty. Ltd., GE and General Electric Canada, incorporated herein by reference from our Current Report on Form 8-K filed on November 18, 2004 (file no. 1-6948).
2.3	—	Purchase Agreement, dated as of January 19, 2005, by and among the Company, Kendro GP II, LLC, SPX Europe GmbH, General Signal Ireland B.V., and GSLE Development Corporation and Thermo and Thermo Electron (Oberhausen) GmbH, incorporated herein by reference from our Current Report on Form 8-K filed on January 21, 2005 (file no. 1-6948).
2.4	—	Amendment to Purchase Agreement, dated as of May 6, 2005, by and among SPX Corporation, Kendro GP II, LLC, SPX Europe GmbH, General Signal Ireland B.V., and GSLE Development Corporation and Thermo, Thermo Electron (Oberhausen) GmbH, Thermo Electron SA, and Thermo Electron Beteiligungsverwaltungs GmbH, incorporated herein by reference from our Current Report on Form 8-K/A filed on May 16, 2005 (file no. 1-6948).
3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
3.3	—	By-Laws as amended and restated effective April 1, 2003, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (file no. 1-6948).
4.1	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of February 6, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.
4.2	—	Form of Liquid Yield Option™ Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.
4.3	—	Registration Rights Agreement dated as of February 6, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-56364) filed on February 28, 2001.
4.4	—	Rights Agreement, dated as of June 25, 1996 between SPX Corporation and The Bank of New York, as Rights Agent, relating to Rights to purchase preferred stock under certain circumstances, incorporated herein by reference from our Registration Statement on Form 8-A filed on June 26, 1996 (file no. 1-6948).
4.5	—	Amendment No. 1 to Rights Agreement, effective October 22, 1997, between SPX Corporation and The Bank of New York, incorporated herein by reference from our Registration Statement on Form 8-A filed on January 9, 1998 (file no. 1-6948).
4.6	—	Indenture between SPX Corporation and The Chase Manhattan Bank, dated as of May 9, 2001, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.
4.7	—	Form of Liquid Yield Option(TM) Note due 2021 (Zero Coupon-Senior), incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.
4.8	—	Registration Rights Agreement dated as of May 9, 2001, by and between SPX Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68648) filed on August 29, 2001.
4.9	—	Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.10	—	Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.

4.11	—	Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.12	—	Amendment No. 2 to Rights Agreement dated as of June 26, 2002, incorporated herein by reference from our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 (file no. 1-6948).
4.13	—	Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).
4.14	—	First Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).
4.15	—	Second Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of June 16, 2003, incorporated herein by reference from our Current Report on Form 8-K filed on June 18, 2003 (file no. 1-6948).
4.16	—	Third Supplemental Indenture, dated as of March 24, 2005, between SPX Corporation and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as trustee, incorporated herein by reference from our Current Report on Form 8-K/A filed on November 7, 2005 (file no. 1-6948).
4.17	—	Fourth Supplemental Indenture, dated as of March 24, 2005, between SPX Corporation and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as trustee, incorporated herein by reference from our Current Report on Form 8-K/A filed on November 7, 2005 (file no. 1-6948).
4.18	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.
*10.1	—	SPX Corporation Retirement Plan for Directors, as amended and restated, incorporated herein by reference from our Amendment No. 1 on Form 8 to the Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
*10.2	—	SPX Corporation Supplemental Individual Account Retirement Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (file no. 1-6948).
*10.3	—	SPX Corporation Supplemental Retirement Savings Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (file no. 1-6948).
*10.4	—	SPX Corporation 1997 Non-Employee Director's Compensation Plan, incorporated herein by reference from Exhibit A to the Proxy Statement contained in our Schedule 14A filed on March 25, 1997 (file no. 1-6948).
*10.5	—	Stock Option Award dated as of May 10, 1999 between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.6	—	Stock Option Award dated as of August 26, 1998 between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.7	—	Stock Option Award dated as of April 23, 1997 between SPX Corporation and Patrick J. O'Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.8	—	Stock Option Award dated as of June 23, 1999 between SPX Corporation and Patrick J. O'Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.9	—	Stock Option Award dated as of December 10, 1997 between SPX Corporation and Thomas J. Riordan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.10	—	Nonqualified Stock Option Agreement dated as of October 14, 1996 between SPX Corporation and Patrick J. O'Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).

*10.11	—	SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated January 1, 2002, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).
10.12	—	Form of Loan Note (Primary Residence) for certain executive officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).
*10.13	—	Amended and Restated Deferred Compensation Plan of United Dominion Industries, Inc., effective as of May 24, 2001, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).
*10.14	—	SPX Corporation 2002 Stock Compensation Plan, as amended and restated, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
*10.15	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file no. 1-6948).
*10.16	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2005 (file no. 1-6948).
*10.17	—	Amendment to SPX Corporation Supplemental Retirement Plan for Top Management dated June 23, 2004, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file no. 1-6948).
*10.18	—	Amendment to the SPX Corporation 1997 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.19	—	SPX Corporation 2005 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.20	—	Employment Agreement between SPX Corporation and Christopher J. Kearney executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.21	—	Employment Agreement between SPX Corporation and Patrick J. O'Leary executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.22	—	Employment Agreement between SPX Corporation and Thomas J. Riordan executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.23	—	Employment Agreement between SPX Corporation and Jay Caraviello executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.24	—	Employment Agreement between SPX Corporation and Robert B. Foreman executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.25	—	SPX Corporation Retirement Health Plan for Top Management, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).
*10.26	—	Executive Change of Control Agreement between SPX Corporation and Christopher J. Kearney dated February 15, 1999, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).
*10.27	—	Executive Change of Control Agreement between SPX Corporation and Patrick J. O'Leary dated February 15, 1999, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).
*10.28	—	Executive Change of Control Agreement between SPX Corporation and Robert B. Foreman dated May 10, 1999, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).

*10.29	—	Executive Change of Control Agreement between SPX Corporation and Thomas J. Riordan dated February 15, 1999, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).
*10.30	—	Executive Change of Control Agreement between SPX Corporation and Jay Caraviello dated February 15, 1999, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).
*10.31	—	Supplemental Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.32	—	Employment Agreement between SPX Corporation and Ross B. Bricker dated as of April 11, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on April 15, 2005 (file no. 1-6948).
*10.33	—	Change of Control Agreement between SPX Corporation and Ross B. Bricker dated as of April 11, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on April 15, 2005 (file no. 1-6948).
*10.34	—	SPX Corporation Supplemental Retirement Plan for Top Management, as amended, incorporated herein by reference from our Current Report on Form 8-K filed on May 11, 2005 (file no. 6948).
*10.35	—	SPX Corporation 2005 Executive Bonus Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005 (file no. 1-6948).
*10.36	—	Amendment to the SPX Corporation 1997 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005 (file no. 1-6948).
*10.37	—	Amendment to the SPX Corporation 2005 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005 (file no. 1-6948).
*10.38	—	Amendment to the SPX Corporation 2005 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on August 29, 2005 (file no. 1-6948).
*10.39	—	Separation Agreement, dated September 23, 2005, by and between Jay Caraviello and SPX Corporation, incorporated herein by reference from our Current Report on Form 8-K filed on September 28, 2005 (file no. 1-6948).
*10.40	—	Amendment to the SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2005 (file no. 1-6948).
*10.41	—	SPX Corporation Executive Long-Term Disability Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2005 (file no. 1-6948).
10.42	—	Credit Agreement among SPX Corporation, The Bank of Nova Scotia, Bank of America, N.A., Wachovia Bank, National Association, The Bank of Nova Scotia, Deutsche Bank AG, JPMorgan Chase Bank, N.A. and the lenders party thereto, dated as of November 18, 2005.
*10.43	—	Employment Agreement between SPX Corporation and Don L. Canterna dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).
*10.44	—	Employment Agreement between SPX Corporation and David A. Kowalski dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).
*10.45	—	Change-of-Control Severance Agreement between SPX Corporation and Don L. Canterna dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).
*10.46	—	Change-of-Control Severance Agreement between SPX Corporation and David A. Kowalski dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).

*10.47	—	Amendments to Employment Agreements Regarding Vacation Accrual Between SPX Corporation and each of Christopher Kearney, Patrick O'Leary, Robert Foreman and Thomas Riordan dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).
*10.48	—	Amendments to Change-of-Control Severance Agreements to Conform Bonus Plan References between SPX Corporation and each of Christopher Kearney, Patrick O'Leary, Robert Foreman and Thomas Riordan dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).
*10.49	—	Employment Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006 (file no. 1-6948).
*10.50	—	Relocation Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006 (file no. 1-6948).
*10.51	—	Change-of-Control Severance Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006 (file no. 1-6948).
*10.52	—	Separation and Consulting Agreement between SPX Corporation and Ross B. Bricker, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January, 2006 (file no. 1-6948).
*10.53	—	Amendments to Employment Agreements regarding Retiree Medical Benefits between SPX Corporation and each of Christopher Kearney, Patrick O'Leary, Robert Foreman and Thomas Riordan, dated as of February 2, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on February 6, 2006.
*10.54	—	Amendments to Employment Agreements regarding Retiree Medical Benefits between SPX Corporation and each of Don Canterna and David Kowalski, dated as of February 2, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on February 6, 2006.
*10.55	—	Amendment to SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).
*10.56	—	SPX 2006 Executive Bonus Plan, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).
*10.57	—	Amendment to Restricted Stock Agreement Regarding Performance Measurement Periods, dated as of February 24, 2006, between the Company and each of Christopher Kearney, Patrick O'Leary, Robert Foreman, Thomas Riordan, Kevin Lilly, Don Canterna and David Kowalski, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).
*10.58	—	Amendment to SPX Corporation 2005 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).
*10.59	—	Amendment to SPX Corporation 2002 Stock Option Plan.
*10.60	—	Forms of Restricted Stock Unit Agreements Under the 2002 Stock Compensation Plan.
11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations and Comprehensive Income, page 44 of this Form 10-K.
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
23.2	—	Consent of Independent Registered Public Accounting Firm — KPMG LLP.
24.1	—	Power of Attorney (included on signature page).
31.1	—	Rule 13a-14(a) Certifications.
32.1	—	Section 1350 Certifications.
99.1	—	Report of Independent Registered Public Accounting Firm — KPMG LLP.

*
Denotes management contract or compensatory plan or arrangement.

QuickLinks

P A R T I
ITEM 1. Business
ITEM 1A. Risk Factors
ITEM 1B. Unresolved Staff Comments
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission Of Matters To A Vote Of Security Holders
P A R T I I
ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6. Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
ITEM 8. Financial Statements And Supplementary Data
Report of Independent Registered Public Accounting Firm
ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 9A. Controls And Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ITEM 9B. Other Information
P A R T I I I
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
ITEM 13. Certain Relationships And Related Transactions
ITEM 14. Principal Accountant Fees And Services
P A R T I V
ITEM 15. Exhibits And Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS