Form 10-Q
period 2006-03-31
SPX CORP
filed 2006-05-10
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the exchange Act. (Check One)

Large accelerated filer ☒                    Accelerated Filer ☐                             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Common shares outstanding May 5, 2006	59,771,734

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and equivalents	$364.1	$576.3
Restricted cash	89.8	—
Accounts receivable, net	980.9	961.8
Inventories, net	499.9	463.4
Other current assets	79.8	78.3
Deferred income taxes	138.3	46.4
Assets of discontinued operations	—	102.1
Total current assets	2,152.8	2,228.3
Property, plant and equipment:
Land	29.2	28.9
Buildings and leasehold improvements	245.8	240.8
Machinery and equipment	693.9	686.2
	968.9	955.9
Accumulated depreciation	(492.8)	(481.7)
Net property, plant and equipment	476.1	474.2
Goodwill	1,824.4	1,812.2
Intangibles, net	436.2	437.4
Other assets	359.1	354.3

TOTAL ASSETS	$5,248.6	$5,306.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$499.2	$535.0
Accrued expenses	669.3	683.2
Income taxes payable	244.2	158.9
Short-term debt	50.9	64.9
Current maturities of long-term debt	27.0	2.6
Liabilities of discontinued operations	—	26.1
Total current liabilities	1,490.6	1,470.7

Long-term debt	788.1	720.9
Deferred and other income taxes	343.7	345.1
Other long-term liabilities	664.3	656.6
Total long-term liabilities	1,796.1	1,722.6

Minority interest	2.3	1.9

Shareholders’ equity:
Common stock	939.9	920.8
Paid-in capital	1,090.1	1,084.8
Retained earnings	1,648.7	1,642.0
Unearned compensation	—	(55.3)
Accumulated other comprehensive loss	(161.1)	(173.8)
Common stock in treasury	(1,558.0)	(1,307.3)
Total shareholders’ equity	1,959.6	2,111.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,248.6	$5,306.4

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three months ended March 31,
	2006	2005
Revenues	$1,064.0	$977.6
Costs and expenses:
Cost of products sold	795.5	731.2
Selling, general and administrative	218.5	201.4
Intangible amortization	4.0	4.4
Special charges, net	0.4	4.8
Operating income	45.6	35.8

Other expense, net	(0.7)	(3.2)
Interest expense	(13.8)	(32.3)
Interest income	3.2	1.5
Loss on early extinguishment of debt	—	(103.5)
Income (loss) from continuing operations before income taxes	34.3	(101.7)

Income tax (provision) benefit	(17.6)	38.9
Equity earnings in joint ventures	9.8	4.3
Income (loss) from continuing operations	26.5	(58.5)

Income from discontinued operations, net of tax	0.1	1.0
Gain (loss) on disposition of discontinued operations, net of tax	(4.9)	740.9
Income (loss) from discontinued operations	(4.8)	741.9

Net income	$21.7	$683.4

Basic income (loss) per share of common stock
Income (loss) from continuing operations	$0.44	$(0.78)
Income (loss) from discontinued operations	(0.08)	9.95

Net income per share	$0.36	$9.17

Weighted average number of common shares outstanding - basic	59.971	74.556

Income (loss) from continuing operations for diluted income (loss) per share	$27.6	$(58.5)
Net income for diluted income per share	$22.8	$683.4
Diluted income (loss) per share of common stock
Income (loss) from continuing operations	$0.42	$(0.78)
Income (loss) from discontinued operations	(0.07)	9.95

Net income per share	$0.35	$9.17

Weighted average number of common shares outstanding - diluted	65.363	74.556

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three months ended March 31,
	2006	2005
Cash flows from (used in) operating activities:
Net income	$21.7	$683.4
Less: Income (loss) from discontinued operations, net of tax	(4.8)	741.9
Income (loss) from continuing operations	26.5	(58.5)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities
Special charges, net	0.4	4.8
Loss on early extinguishment of debt	—	103.5
Deferred and other income taxes	8.4	(38.0)
Depreciation	18.9	18.7
Amortization of intangibles and other assets	4.2	4.5
Accretion of LYONs	1.7	4.5
Pension and other employee benefits	16.9	13.3
Stock-based compensation	9.4	5.3
Dividends from joint ventures in excess of equity earnings	2.6	6.6
Other, net	0.4	11.5
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	(44.3)	73.8
Inventories	(34.4)	(26.1)
Accounts payable, accrued expenses, and other	(37.7)	(137.1)
Payments to terminate interest rate swap contracts	—	(13.3)
Accreted interest paid on LYONs repurchase (accreted since February 6, 2001)	(84.3)	—
Cash spending on restructuring actions	(3.1)	(6.5)
Net cash used in continuing operations	(114.4)	(33.0)
Net cash used in discontinued operations	(13.6)	(18.1)
Net cash used in operating activities	(128.0)	(51.1)
Cash flows from (used in) investing activities:
Proceeds from sales of discontinued operations, net of cash sold	73.5	1,859.9
Increase in restricted cash	(89.8)	—
Proceeds from other assets sales	2.3	3.0
Business acquisitions and investments, net of cash acquired	(13.1)	(2.8)
Capital expenditures	(18.1)	(20.2)
Net cash from (used in) continuing operations	(45.2)	1,839.9
Net cash from (used in) discontinued operations	0.9	(2.3)
Net cash from (used in) investing activities	(44.3)	1,837.6
Cash flows from (used in) financing activities:
Repayments of Tranche A and B term loans	—	(405.6)
Repurchases of senior notes (includes premiums paid of $72.9)	—	(741.1)
Borrowings under delayed draw term loan	750.0	—
Repurchase of LYONs principal	(575.9)	—
Net repayments under other financing arrangements	(14.1)	(22.9)
Purchases of common stock	(248.5)	—
Proceeds from the exercise of employee stock options	60.7	7.7
Financing fees paid	(0.4)	—
Dividends paid	(16.3)	(18.5)
Net cash used in continuing operations	(44.5)	(1,180.4)
Net cash used in discontinued operations	—	(17.7)
Net cash used in financing activities	(44.5)	(1,198.1)
Change in cash and equivalents due to changes in foreign currency exchange rates	0.7	(12.1)
Net change in cash and equivalents	(216.1)	576.3
Consolidated cash and equivalents, beginning of period (includes cash from discontinued operations of $3.9 and $7.1, respectively)	580.2	586.4
Consolidated cash and equivalents, end of period	$364.1	1,162.7

Cash and equivalents of continuing operations	$364.1	$1,154.9
Cash and equivalents of discontinued operations	$—	$7.8

The accompanying notes are an integral part of these statements.

(1)          BASIS OF PRESENTATION

In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of consolidated operations and cash flows include all adjustments (consisting only of normal and recurring items) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“GAAP”) and represent our accounts after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence, but do not have control are accounted for using the equity method. Our only significant investment that we account for under the equity method relates to our 44.5% interest in the EGS Electrical Group, LLC (“EGS) joint venture. EGS’s revenues and our equity earnings from our investment in EGS totaled $122.2 and $108.8 and $9.9 and $4.2 for the three months ended March 31, 2006 and 2005, respectively. Certain prior year amounts have been reclassified to conform to current year presentation, including the results of discontinued operations. In addition, we also have reclassified, within our condensed consolidated statement of cash flows for the three months ended March 31, 2005, $13.3 of payments to terminate interest rate swap contracts from “Cash flows from (used in) financing activities” to “Cash flows from (used in) operating activities.”  Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2005 Annual Report on Form 10-K. Interim results are not necessarily indicative of expected results for a full year. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 for information on discontinued operations).

We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first, second and third quarters of 2006 are April 1, July 1 and September 30, compared to April 2, July 2 and October 1 for 2005, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2006 and will have one additional day in the fourth quarter of 2006 when compared to the respective 2005 periods.

(2)           NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs”. SFAS No. 151 amends the previous guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 effective January 1, 2006 and it did not have a significant impact on our condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and superseded Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”). SFAS No. 123(R) requires the recognition of compensation expense for share-based payments, including stock options, based on their grant date fair values. We adopted SFAS No. 123(R) effective January 1, 2006. Refer to Note 12 for the disclosures pertaining to the adoption of this standard.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable and also states that the correction of an error in previously issued financial statements is not an accounting change. The standard is effective for fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No.’s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently reviewing the impact SFAS No. 155 could have on our condensed consolidated financial statements.

(3)           ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

There were no significant acquisitions during the first quarter of 2006 or 2005.

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

Business	Discontinued During the Quarter Ended	Actual Closing Date of Sale
Dielectric Tower (“Tower”)	December 31, 2005	Q1 2006
Global investigation and security firm (“Vance”)	September 30, 2005	Q1 2006
Mueller Steam, Febco and Polyjet product lines	September 30, 2005	Q4 2005
Aftermarket automotive products business (“Carfel”)	March 31, 2005	Q3 2005
Lab and life sciences business (“Kendro”)	December 31, 2004	Q2 2005
Fire detection and building life-safety systems business (“EST”)	December 31, 2004	Q1 2005
Compaction equipment business (“Bomag”)	September 30, 2004	Q1 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005

Tower – Sold for $2.5 in cash. During the fourth quarter of 2005, we recorded a charge, net of taxes, of $11.3 in order to reduce the net assets to be sold to their estimated net realized value. During the first quarter of 2006, we increased the net loss by $2.2 based on the proceeds received from the sale.

Vance – Sold for $70.6 in cash. During the third and fourth quarters of 2005, we recorded an aggregate charge, net of taxes, of $26.8 in order to reduce the net assets to be sold to their estimated net realizable value. During the first quarter of 2006, we increased the net loss by $2.9, primarily for expenses that were contingent upon the consummation of the sale, which included $1.6  due to the modification of the vesting period of restricted stock units that had been issued to Vance employees (see Note 12).

The final purchase price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers and in the event we cannot come to agreement with the buyers, an arbitration process. Final agreement of the working capital figures with the buyers for certain of these transactions has yet to occur and, accordingly, it is possible that the purchase price and resulting gains/losses on these transactions may be materially adjusted in subsequent periods.

In addition to the Tower and Vance businesses discussed above, during the quarter ended March 31, 2006, we recognized a net gain of $0.2 resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2005, along with any adjustments to the final gain or loss calculations recognized in 2005.

For the three months ended March 31, 2006 and 2005, income (loss) from discontinued operations and the related income taxes are shown below:

	2006	2005
Income (loss) from discontinued operations	$(7.7)	$1,200.4
Income tax benefit (provision)	2.9	(458.5)
Income (loss) from discontinued operations, net	$(4.8)	$741.9

For the three months ended March 31, 2006 and 2005, results of operations for our businesses reported as discontinued operations were as follows:

	2006	2005
Revenues	$5.7	$271.1

Pre-Tax Income	0.2	4.3

(4)           BUSINESS SEGMENT INFORMATION

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services in over 20 countries. We offer a diverse collection of products, which include, but are not limited to, valves, fluid handling equipment, metering and mixing solutions, air filtration products, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, high-tech die castings, dock products and systems, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation, automotive and power generation.

We have aggregated our operating segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The aggregation factors considered in determining the segments were the economic similarity of the businesses, the nature of products sold, production processes, and types of customers for these products. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expenses and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

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

Corporate Expenses

Corporate expenses generally relate to the cost of our Charlotte, NC corporate headquarters and our Horsham, PA information technology center.

Financial data for our business segments, including the results of businesses acquired from the respective dates of acquisition, are as follows:

	Three months ended March 31,
	2006	2005
Revenues (1):
Flow Technology	$218.0	$202.0
Test and Measurement	256.8	246.3
Thermal Equipment and Services	283.1	253.9
Industrial Products and Services	306.1	275.4
Total Revenues	$1,064.0	$977.6

Segment Income:
Flow Technology	$28.0	$18.4
Test and Measurement	24.0	19.2
Thermal Equipment and Services	11.7	17.6
Industrial Products and Services	23.9	18.7
Total Segment Income	87.6	73.9

Corporate Expenses	(20.1)	(20.3)
Pension and Postretirement Expense	(12.1)	(7.7)
Stock-Based Compensation	(9.4)	(5.3)
Special Charges, net	(0.4)	(4.8)

Consolidated Operating Income	$45.6	$35.8

(1)    Under the percentage of completion method, we recognized revenues of $189.5 and $150.6 for the three months ended March 31, 2006 and 2005, respectively.

(5)           SPECIAL CHARGES

Special charges, net, for the three months ended March 31, 2006 totaled $0.4 and primarily included facility consolidation costs related to a previously announced initiative within our Thermal Equipment and Services segment. At March 31, 2006, $9.6 of restructuring liabilities remained on the condensed consolidated balance sheet.

Special charges, net, for the three months ended March 31, 2005 included the following:

	Employee	Facility	Other	Total
	Benefit	Consolidation	Cash	Special
	Costs	Costs	Costs	Charges
Flow Technology	$0.1	$0.1	$—	$0.2
Test and Measurement	0.1	0.9	—	1.0
Thermal Equipment and Services	1.2	0.8	0.4	2.4
Industrial Products and Services	—	—	—	—
Corporate	0.1	1.1	—	1.2
Total	$1.5	$2.9	$0.4	$4.8

Flow Technology segment - We recorded $0.2 of special charges for the first quarter of 2005 related primarily to employee benefit and facility consolidation costs for restructuring actions initiated in 2004.

Test and Measurement segment - We recorded special charges of $1.0 for the first quarter of 2005 related primarily to employee benefit costs associated with exit activities at a manufacturing facility in Miramar, FL.

Thermal Equipment and Services segment - We recorded $2.4 of charges for the first quarter of 2005 related primarily to workforce reductions associated with facility consolidations and closures. Within our boiler products business, we recorded employee benefit costs associated with our previously announced closure of manufacturing activities at our Benton Harbor, MI facility and relocation of certain manufacturing operations from our Michigan City, IN facility to our new Eden, NC facility. These restructuring actions resulted in $1.6 of employee termination and relocation costs during the quarter. Within our Cooling Equipment and Thermal Services businesses, we recognized $0.8 of special charges related primarily to employee termination costs associated with business integration efforts in Germany that were initiated in the fourth quarter of 2004.

Corporate – We recorded charges of $1.2 related primarily to the future lease costs of two administrative facilities that were closed during the first quarter of 2005, as well as relocation costs for certain employees from these facilities to our corporate headquarters in Charlotte, NC.

(6)           INVENTORIES

Inventories consist of the following amounts:

	March 31, 2006	December 31, 2005
Finished goods	$193.7	$179.2
Work in process	127.5	109.8
Raw material and purchased parts	198.2	193.0
Total FIFO cost	519.4	482.0
Excess of FIFO cost over LIFO inventory value	(19.5)	(18.6)
Total inventories	$499.9	$463.4

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 51% of total inventories at March 31, 2006 and December 31, 2005. All other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $15.5 and $10.4 at March 31, 2006 and December 31, 2005, respectively.

(7)           GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, are as follows:

	December 31, 2005	Goodwill resulting from business combinations	Foreign Currency Translation and other (1)	March 31, 2006
Flow Technology	$402.6	$—	$1.3	$403.9
Test and Measurement	391.0	—	0.3	391.3
Thermal Equipment and Services	589.0	9.7	0.8	599.5
Industrial Products and Services	429.6	—	0.1	429.7
Total	$1,812.2	$9.7	$2.5	$1,824.4

(1)   Includes adjustments resulting from acquisitions completed not more than one year prior to the date of adjustment and adjustments to tax positions considered uncertain at the date of the acquisition.

Other Intangibles

	March 31, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patents	$31.6	$(20.9)	$10.7	$31.6	$(19.8)	$11.8
Technology	25.0	(4.2)	20.8	26.4	(5.2)	21.2
Customer Relationships	62.9	(6.1)	56.8	63.5	(6.0)	57.5
Other	28.8	(9.2)	19.6	27.2	(8.4)	18.8
	148.3	(40.4)	107.9	148.7	(39.4)	109.3
Trademarks with indefinite lives	328.3	—	328.3	328.1	—	328.1
Total	$476.6	$(40.4)	$436.2	$476.8	$(39.4)	$437.4

Estimated amortization expense related to these intangible assets is $14.9 in 2006, $13.9 in 2007, $11.8 in 2008, $6.9 in 2009, and $6.8 in 2010.

At March 31, 2006, intangible assets with determinable lives are primarily associated with the Test and Measurement ($57.7) and Thermal Equipment and Services ($37.7) segments. Trademarks with indefinite lives are associated with the following segments:  $100.8 in the Flow Technology segment, $70.1 in the Test and Measurement segment, $130.7 in the Thermal Equipment and Services segment, and $26.7 in the Industrial Products and Services segment.

Consistent with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, we monitor impairment indicators across all of our reporting units, including, but not limited to, Air Filtration, Dock Products, Contech, Dehydration and Waukesha Electric Systems businesses. Due to the impairment charges recorded for Dock Products and Air Filtration during 2005, the carrying value of the assets and liabilities of these businesses was comparable to their estimated fair value as of the respective testing dates. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

(8)           WARRANTY

The following is an analysis of our product warranty accrual for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Balance at beginning of period	$52.3	$58.0
Acquisitions (divestitures), net	0.1	(2.0)
Provisions, net	9.6	7.3
Usage	(7.6)	(6.5)
Balance at end of period	$54.4	$56.8

(9)           EMPLOYEE BENEFIT PLANS

Components of our net periodic benefit cost for our pension and postretirement plans include the following for the respective periods:

Domestic Pension Plans

	Three months ended March 31,
	2006	2005
Service cost	$2.5	$2.3
Interest cost	16.7	16.4
Expected return on plan assets	(20.2)	(21.7)
Amortization of unrecognized losses	9.2	6.3
Amortization of unrecognized prior service cost	(0.1)	—
Net periodic benefit cost	$8.1	$3.3

Foreign Pension Plans

	Three months ended March 31,
	2006	2005
Service cost	$0.7	$0.6
Interest cost	2.9	3.2
Expected return on plan assets	(3.5)	(2.9)
Amortization of unrecognized losses	0.6	0.5
Net periodic benefit cost	$0.7	$1.4

Postretirement Plans

	Three months ended March 31,
	2006	2005
Service cost	$0.1	$—
Interest cost	2.5	2.6
Amortization of unrecognized losses	1.0	0.7
Amortization of unrecognized prior service cost	(0.3)	(0.3)
Net periodic benefit cost	$3.3	$3.0

Our estimates of required employer contributions to our employee benefit plans have not changed significantly from those disclosed in the consolidated financial statements contained in our 2005 Annual Report on Form 10-K.

(10)         INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the three months ended March 31, 2006:

		Accretion
	December 31, 2005	And Debt Assumption	Borrowings	Repayments	March 31, 2006
LYONs (1)	$658.6	$1.7	$—	$(660.2)	$0.1
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Delayed draw term loan	—	—	750.0	—	750.0
Other borrowings	80.3	0.2	—	(14.1)	66.4
Total Debt	788.4	$1.9	$750.0	(674.3)	866.0

Less: short-term debt	64.9				50.9
Less: current maturities of long-term debt	2.6				27.0
Total Long-term Debt	$720.9				$788.1

(1)    The LYONs are net of unamortized discount of $0.1 and $336.1 at March 31, 2006 and December 31, 2005, respectively.

Credit Facilities

On November 18, 2005, we entered into new senior credit facilities with a group of lenders that replaced our then existing credit facilities, which were simultaneously terminated. The new senior credit facilities provide for committed senior secured financing of approximately $1,625.0, consisting of the following:

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

At March 31, 2006, we were in compliance with all covenant provisions of our new senior credit facilities, and did not have any restrictions on our ability to repurchase shares or pay dividends.

During the first quarter of 2005, we repaid $400.0 of our Tranche A and B term loans under our then existing credit facilities, which was in addition to a scheduled repayment on the Tranche A term loan of $5.6. In connection with the $400.0 pay down of the Tranche A and B term loans, we recorded a charge to “loss on early extinguishment of debt” of $2.4 associated with the write-off of deferred financing fees related to the term loans.

Senior Notes

During the first quarter of 2005, we completed cash tender offers for $668.2, or 93%, of the then outstanding principal amount of our 7.50% and 6.25% Notes (collectively the “Senior Notes”) due January 1, 2013 and June 15, 2011, respectively. The amount of the Senior Notes tendered exceeded the requisite consent thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes. In connection with the tender offer, we recognized a “loss on early extinguishment of debt” of $85.3, which included premiums paid to redeem the Senior Notes of $72.9 and the write-off of deferred financing costs related to the Senior Notes of $12.4.

Liquid Yield Option Notes

On February 6, 2001, we issued Liquid Yield Option (TM) notes (“LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represents an aggregate initial issue price including the over allotment exercised by the original purchaser of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021.

In February 2006, all but $0.2 (the fully accreted value at their maturity in 2021) of the LYONs were put to us and settled in cash for $660.2, their accreted value on such date. We financed the repurchase of the LYONs and the expected payment of the related tax recapture of $89.8, which is to be made in installments during 2006, with amounts borrowed against our $750.0 delayed draw term loan under the new senior credit facilities.

(11)         FINANCIAL INSTRUMENTS

Interest Rate Swaps

In connection with our borrowing against our variable delayed draw term loan (see Note 10), we entered into interest rate swap agreements to hedge the potential impact of increases in interest rates on that facility. We are accounting for these swaps as cash flow hedges and have outstanding instruments with maturities through February 2010 that effectively convert $550.0 of the borrowing under the delayed draw term loan to fixed rates. These are amortizing interest rate swap agreements; therefore the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of March 31, 2006, the aggregate notional amounts of the interest rate swap agreements were $550.0 and the unrealized gain, net of tax, recorded in accumulated other comprehensive loss was $4.9. In addition, we have recorded a long-term asset of $8.0 to recognize the fair value of these interest rate swap agreements..

During the first quarter of 2005, we terminated all of our previously held interest rate swap agreements for an aggregate cash payment of $13.3. In addition, we reclassified $15.8 from accumulated other comprehensive income to “loss on early extinguishment of debt” because the future interest rate payments hedged by the related swaps were no longer probable of occurring.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, and Chinese Yuan.

We have entered into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on forecasted transactions denominated in foreign currencies. The majority of the underlying transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. As a result of these embedded derivatives these contracts do not qualify for hedge accounting treatment. Accordingly, the changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our consolidated financial statements during the three months ended March 31,2006 and 2005.

At March 31, 2006 and December 31, 2005, we had FX forward contracts with maturities of generally no more than 18 months, and aggregate notional amounts of $177.6 and $153.9, respectively. The fair values of these contracts were $3.2 and $5.7 (recorded as current liabilities) at March 31, 2006 and December 31, 2005, respectively.

Other Derivative Instruments

From time to time we enter into forward commodity contracts that we designate and that qualify as cash flow hedges. As of

March 31, 2006, the unrealized gain, net of tax, recorded in accumulated other comprehensive loss was $0.7. We recorded current assets of $1.1 to recognize the fair value of these commodity contracts. We expect to reclassify the unrealized gains mentioned above to cost of products sold over the next 12 months as the hedged transactions occur. The amount of gain recognized during the quarter related to the ineffectiveness of the hedges was insignificant.

(12)         SHAREHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth calculations used in the computation of basic and diluted income per share:

	Three months ended March 31,
	2006	2005
Numerator:
Income (loss) from continuing operations for calculating basic income per share	$26.5	$(58.5)
Interest on convertible LYONs, net of tax	1.1	—
Income (loss) from continuing operations for calculating diluted income per share	$27.6	$(58.5)

Net income for calculating basic income per share	$21.7	$683.4
Interest on convertible LYONs, net of tax	1.1	—
Net income for calculating diluted income per share	$22.8	$683.4

Denominator:
Weighted-average shares outstanding used in basic income per share	59.971	74.556
Dilutive Securities—Employee stock options, restricted stock and restricted stock units	1.456	—
Conversion of convertible LYONs	3.936	—
Weighted average number of common and dilutive securities used for calculating diluted income per share	65.363	74.556

The total number of stock options that were not included in the computation of dilutive income per share because their exercise price was greater than the average market price of common shares was 8.7 and 10.1 for the three months ended March 31, 2006 and 2005, respectively.

Employee restricted stock and restricted stock units totaling 0.840 were excluded from the diluted income per share calculation for the three months ended March 31, 2005 as their impact would be anti-dilutive. Additionally, incremental shares of 9.820 associated with the conversion of LYONs have been excluded from the diluted income per share calculation for the three months ended March 31, 2005 as their impact would be anti-dilutive.

Stock Based Compensation

Under the 2002 Stock Compensation Plan, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 5.7 of these shares were available for grant at March 31, 2006.

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

Restricted stock or restricted stock units may be granted to certain eligible employees in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and units vest over three years. In addition, the awards specify that the restrictions lapse and the units vest in the event of retirement, death or disability. The 2004 grants vest ratably. In December 2004, the Compensation Committee of the Board of Directors announced changes to our stock based employee compensation program. Under the announced changes, performance thresholds have been instituted for vesting of substantially all restricted stock and restricted stock units awarded in 2005 and future years. This vesting is based on SPX shareholder return versus the S&P 500 composite index. Pursuant to the terms of the plan, the award will vest if the SPX shareholder return outperforms the S&P 500 composite index on an annual basis. In the event the award does not vest in any year, the SPX shareholder return versus the S&P 500 composite index for the cumulative periods will serve as the basis for vesting.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the recognition of compensation expense for share-based awards, including stock options, based on their grant date fair values. In addition, SFAS 123(R) specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). We adopted SFAS No. 123(R), using the modified-prospective method. Under that method, compensation cost recognized for the three months ended March 31, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), and (c) compensation cost related to the non-substantive vesting period approach for all applicable share-based awards granted subsequent to January 1, 2006. Results for prior periods have not been restated. In accordance with SFAS No. 123(R), total stock option expense was $0.1 for the three months ended March 31, 2006. We also recorded compensation expense related to restricted stock and restricted stock units of $9.3 and $5.3 for the three months ended March 31, 2006 and 2005, respectively.

Prior to January 1, 2006, we applied the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost was reflected in net income (loss) for stock option awards as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. We recorded share-based expense for the restricted stock and restricted stock units using variable accounting based on the most current market price of our stock applied to the shares contingently issuable and amortized over a three-year period. We historically accounted for the retirement, death or disability vesting provision by recognizing compensation cost over the nominal vesting period and, if the employee retired, died or was disabled prior to the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement, death or disability. Upon adoption of SFAS No. 123(R), we changed our valuation technique to the Monte Carlo simulation model due to the fact that our restricted stock and restricted stock units contain a market condition. The Monte Carlo simulation model utilizes multiple input variables that determines the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 3, 2006:

	Weighted average expected stock price volatility	Annual expected dividend yield	Risk free interest rate	Stock Beta
SPX Corporation	36.33%	2.18%	4.37%	0.82
S&P 500 Composite Index	17.70%	n/a	4.37%	1.00

Weighted average expected stock price volatility is a weighted measure of the 10-year historical volatility and the implied volatility of the closest to at-the-money publicly traded SPX call option, with weights determined by the remaining life of the longest term call options. The annual expected dividend yield is based on historical dividend payments. The risk-free interest rate reflects the 3-year daily treasury yield curve rate as of the grant date. Stock beta is a measure of how our stock fluctuates in relation to the overall stock market. The fair value of the restricted stock and restricted stock units is amortized over the derived service period of each award, which is up to three years, subject to acceleration in the event the vesting condition is met (as defined above).

As a result of adopting SFAS 123(R), income (loss) from continuing operations before income taxes, income (loss) from continuing operations and net income for the three months ended March 31, 2006, are $0.5, $0.4 and $0.5 higher, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share for the three months ended March 31, 2006 would have been $0.35 and $0.34 respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.36 and $0.35, respectively. Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with SFAS No. 123(R), which requires the cash flows resulting from tax benefits for deductions in excess of compensation cost recognized be classified as financing cash flows. During the first quarter of 2006, there were no tax payments made that were reduced by excess tax benefits.

The following table illustrates the pro forma effect on net loss from continuing operations and net income, in total and on a per share basis, for the three months ended March 31, 2005 had the fair value recognition provisions of SFAS No. 123 been applied to stock based employee compensation:

Three months ended March 31, 2005
Net income—as reported	$683.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect (1)	3.8
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(6.8)
Awards granted above market value	—
Net income—pro forma	$680.4
Basic income per share of common stock:
Income per share—as reported	$9.17
Income per share—pro forma	$9.13
Diluted income per share of common stock:
Income per share—as reported	$9.17
Income per share—pro forma	$9.13
Basic loss per share of common stock from continuing operations:
Loss per share—as reported	$(0.78)
Loss per share—pro forma	$(0.82)
Diluted loss per share of common stock from continuing operations:
Loss per share—as reported	$(0.78)
Loss per share—pro forma	$(0.82)

(1)           Reflects expense, net of tax, related to restricted stock and restricted stock unit awards.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants in the three months ended March 31, 2006 and 2005.

The following table summarizes the stock option activity from January 1, 2006 through March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	12.965	$69.07
Exercised	(1.569)	38.98
Terminated	(0.133)	54.78
Outstanding at March 31, 2006	11.263	$73.41	4.28	$(225.1)

Options exercisable at March 31, 2006	11.260	$73.42	4.28	$(225.2)

The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $15.8 and $1.4, respectively.

The following table summarizes the restricted stock and restricted stock unit activity from January 1, 2006 through March 31, 2006:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2006	1.256	$39.32
Granted	0.732	33.73
Vested	(0.440)	43.98
Forfeited	(0.026)	32.11
Outstanding at March 31, 2006	1.522	$35.41

Prior to our adoption of SFAS No. 123(R), unearned compensation associated with restricted stock and restricted stock units was reported as a separate component of stockholders’ equity. Under SFAS No. 123(R), the related amount is no longer presented as a separate component of stockholders’ equity and, as such, has been reclassified to “Paid-in-Capital” as of January 1, 2006. As of March 31, 2006, there was $57.7 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.8 years.

In conjunction with the sale of Vance in January 2006 (see Note 3), we modified the existing outstanding awards issued to 30 Vance employees by removing all restrictions associated with the .075 of restricted stock units and accelerating the vesting period to the effective date of the modification. This modification resulted in .048 shares issued, .027 shares withheld related to the SPX minimum required tax withholdings and expense recorded of $1.6 as part of the loss on disposition.

Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended March 31,
	2006	2005
Net income	$21.7	$683.4
Foreign currency translation adjustments	7.4	(130.5)
Change in unrealized gains on qualifying cash flow hedges, net (1)	5.3	15.4
Comprehensive income	$34.4	$568.3

(1)           The change in unrealized gain on qualifying cash flow hedges is net of a tax provision of $3.3 and $9.8 for the three months ended March 31, 2006 and 2005, respectively.

The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	March 31, 2006	December 31, 2005
Foreign currency translation adjustment	$145.1	$137.7
Unrealized gains on qualifying cash flow hedges, net of tax provision of $3.5 and $0.2, respectively	5.6	0.3
Minimum pension liability adjustment, net of tax benefit of $190.9	(311.8)	(311.8)
Accumulated other comprehensive loss	$(161.1)	$(173.8)

Common Stock in Treasury

The covenants of our senior credit facilities contain certain restrictions on payment of dividends and the repurchase of common stock. On December 21, 2005, we adopted a new written trading plan under Rule 10b5-1 of the Securities and Exchange Commission to facilitate the repurchase of up to 5.0 shares of our common stock in accordance with a new share repurchase program. The new repurchase program is consistent with, and allows for share repurchases up to the amount permitted by our new senior credit facilities. At December 31, 2005, we had committed to purchase 1.1 shares of our common stock for cash of $50.6, with such purchase settling in January 2006. During the first quarter of 2006, we committed to repurchased 4.2 shares of our common stock for total cash consideration of $204.3, of which 4.1 shares, or $197.9, settled as of March 31, 2006. We record common stock repurchases based on the settlement date. In addition, during the three months ended March 31, 2006, “Common Stock in Treasury” was impacted by $2.2 of common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

Dividends

The dividends declared during the first quarter of 2006 and 2005 were $0.25 per share and totaled $15.0 and $18.8, respectively, and were paid on April 3, 2006 and April 22, 2005, respectively.

(13)         CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, class actions, derivative lawsuits and contract, intellectual property, competitive, personal injury, product liability, workers’ compensation, and other claims, have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items, which totaled approximately $341.5 and $344.1 at March 31, 2006 and December 31, 2005, respectively, are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations, and cash flows.

Litigation Matters

Beginning in March 2004, multiple class action complaints seeking unspecified monetary damages were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Securities Class Action”). The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints have been consolidated into a single amended complaint against the company and our former Chairman, Chief Executive Officer and President. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety. That motion is fully briefed for ruling by the District Court.

On April 23, 2004, an additional class complaint seeking unspecified monetary damages, was filed in the same court on behalf of participants in our employee benefit plans, alleging breaches of the Employee Retirement Income Security Act of 1974 (“ERISA”) by us, our then general counsel and the Administrative Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan’s holding of our stock. On June 10, 2005 a first amended complaint was filed in the ERISA suit, adding as defendants certain current and former directors and Administrative Committee members. The first amended complaint generally tracks the factual allegations in the Securities Class Action. On July 25, 2005, we filed a motion to dismiss the amended ERISA complaint in its entirety. That motion is fully briefed for ruling by the District Court. On September 8, 2005, the plaintiffs moved the Court to certify the proposed class in the ERISA suit. We have opposed that motion and it is fully briefed for ruling by the District Court.

We believe that the allegations stated in the Securities Class Action and tag-along ERISA suit are without merit and intend to defend against them vigorously. We are currently unable to predict the outcome of these cases, although we believe our potential loss is likely to be within the limits of our coverage under our Directors’ and Officers’ insurance policies.

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On November 8, 2002, VSI filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2003, the litigation was removed to the federal Bankruptcy Court, which thereafter transferred the matter to the U.S. District Court in Detroit. We do not believe the VSI suit has merit and are defending the claim vigorously. The trial in this matter commenced on April 11, 2006 and is ongoing. While we believe that we should ultimately prevail on the pending litigation claim with VSI, there can be no assurance that we will be successful in the litigation, and if we are not successful, the outcome could have a material adverse effect on our financial condition and results of operations.

In October of 2004, one of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., was notified that it is the subject of an investigation by the Milan Public Prosecutor’s Office. The investigation relates to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. We have cooperated with the prosecutor’s office in this investigation. At this stage we are unable to predict the outcome of the investigation or to reasonably estimate the range of potential liability, if any. We have taken actions to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling equipment business.

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

Tax Contingencies

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

If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest to date of approximately $12.3. Although the IRS has not proposed adjustments for later years, we anticipate receiving notices for the 1998 and 1999 transactions. The potential disallowance for these later years, computed on a similar basis to the 1997 disallowance, would be $45.8, plus net interest to date of approximately $15.2. The IRS has proposed penalties with respect to the 1997 transaction of $10.3. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely. In addition, because we filed disclosure notices with the IRS, we should not be subject to penalty assessments for the 1998 or 1999 transactions.

Also in 2004, the IRS issued a notice of proposed adjustment with respect to the sale of Sealed Power Europe in 1997. Specifically, the IRS is proposing to require recapture of certain foreign losses claimed as deductions on tax returns prior to 1997. If the IRS ultimately prevails in its position, the income tax due for 1997 would increase by approximately $6.9, plus net interest to date of approximately $3.3. We also protested this proposed adjustment to the Appeals Office of the IRS in June 2004.

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

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violation that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and /or remediation at 67 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, there can be no assurance that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to realize a change in estimate once it becomes probable and can be reasonably estimated. We do not discount our environmental accruals and do not reduce them by anticipated insurance recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

In the case of contamination at offsite, non-owned facilities, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 25 sites at which the liability has not been settled, and only 13 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is immaterial.

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

In our opinion, after considering accruals established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows..

Self-Insurance

We are primarily self-insured for workers’ compensation, automobile, product and general liability, and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for self-insurance liabilities are determined by management and, are based on claims filed and estimates of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts.

Credit Risk

On October 8, 2005, Delphi Corporation (“Delphi”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Delphi is a customer within our Industrial Products and Services and Test and Measurement segments. Annual revenues derived from Delphi represent less than 2% of consolidated revenues, and we have approximately $4.0 million of pre-petition bankruptcy accounts receivable due from Delphi and approximately $1.2 of committed assets at March 31, 2006. We currently are unable to estimate an amount of loss, if any, that we may sustain or the impact on future business with Delphi or other automotive customers as a result of Delphi’s Chapter 11 proceedings. We will continue to evaluate whether, when and to what extent we may be required to record a loss for the accounts receivable and/or the committed assets

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

( in millions, except per share data)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” herein and in our Annual Report on Form 10-K and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

EXECUTIVE OVERVIEW

In our 2005 Annual Report on Form 10-K, we outlined six key operating initiatives to improve operating income and margins. These key initiatives are:  Lean Manufacturing, Supply Chain Management, New Product Development, Information Technology Centralization, Organizational Development and Emerging Markets (most notably China). During the first quarter of 2006, we continued to focus on these initiatives, which led to another period of quarter over quarter improvement in revenues and operating income and margin as described in the pages that follow. Throughout the remainder of 2006, we expect continued progress across all of these key initiatives, which we expect will result in additional improvement in revenue and operating income and margins. In addition, progress was made in the following areas during the first quarter of 2006:

Increased Financial Flexibility

In February 2006, all but $0.2 (the fully accreted value at their maturity in 2021) of the February Liquid Yield Option Notes (“LYONs’) were put to us and settled in cash for $660.2, their accreted value on such date. We refinanced the repurchase of the LYONs and the expected payment of the related tax recapture of $89.8, which is to be made in installments during 2006, with amounts borrowed against our $750.0 delayed draw term loan under our new senior credit facilities. As a result of these transactions, we have scheduled maturities of our delayed term loan debt of $15.0, $37.5, $75.0, $112.5 and $510.0 in 2006, 2007, 2008, 2009 and 2010, respectively. Given the current availability under our senior credit and trade receivable financing facilities and our current cash and equivalents, we continue to maintain significant financial flexibility and liquidity to support growth in our operations.

Returned Value to Shareholders

During the first quarter of 2006, we continued our share repurchase program, which included the repurchase of 4.2 shares of our common stock for $204.3. Since the second quarter of 2005, when we commenced our share repurchase programs, we have repurchased 19.4 shares of our common stock with a value of $901.7 through April 28, 2006. In addition to our share repurchase activity, during the first quarter of 2006 we paid dividends of $16.3 (on January 3, 2006) and declared dividends of $15.0, which were paid on April 3, 2006.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2005 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first, second and third quarters of 2006 are April 1, July 1 and September 30, respectively, and April 2, July 2 and October 1 for 2005, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2006 and will have one additional day in the fourth quarter of 2006 when compared to the respective 2005 periods.

Seasonality and Competition - Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Our boiler and heating and ventilation products businesses tend to be stronger during the third and fourth quarters, respectively, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers and related services is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Revenues for our service solutions business typically follow program launch timing for diagnostic systems and service equipment. In aggregate, our businesses generally tend to be stronger in the second half of the year.

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

Non-GAAP Measures - Organic revenue growth (decline) presented herein represents total revenues, excluding the impact of acquisitions and foreign currency changes. We believe that this metric can be a useful financial measure for investors in evaluating our normal operating performance for the periods presented because it excludes items that are either not completely under management’s control or not an accurate reflection of our underlying growth. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP.

The following table provides selected financial information for the three months ended March 31, 2006 and 2005, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	2006	2005	% Change
Revenues	$1,064.0	$977.6	8.8
Gross profit	268.5	246.4	9.0
% of revenues	25.2%	25.2%
Selling, general and administrative expense	218.5	201.4	8.5
% of revenues	20.5%	20.6%
Special charges, net	0.4	4.8	(91.7)
Other expense, net	(0.7)	(3.2)	(78.1)
Interest expense, net	(10.6)	(30.8)	(65.6)
Loss on early extinguishment of debt	—	(103.5)	*
Income (loss) from continuing operations before income taxes	34.3	(101.7)	*
Income tax (provision) benefit	(17.6)	38.9	*
Equity earnings in joint ventures	9.8	4.3	127.9
Income (loss) from continuing operations	26.5	(58.5)	*

Components of Consolidated Revenue Growth
Organic Growth			9.8%
Foreign Currency			(1.9)%
Acquisitions and Other, Net			0.9%
Net Revenue Growth			8.8%

*  Not meaningful for comparison purposes.

Revenues — For the three months ended March 31, 2006, the increase in revenues, when compared to the same period in 2005, was driven primarily by organic revenue growth. We continued to experience strong demand in the power, mining, and oil and gas markets serviced by businesses in our Flow Technology segment and for thermal services and repairs in Europe and dry cooling products in China within our Thermal Equipment and Services segment. In addition, demand was strong for power transformers, laboratory equipment, and industrial and hydraulic tools within our Industrial Products and Services segment during the quarter. These increases in organic revenues were slightly offset by the impact of lower volumes on our automotive components businesses within our Industrial Products and Services segment. Beyond organic revenues, acquisitions increased revenues by $10.6, primarily associated with the acquisition of Cartool GmbH (“CarTool”) within our Test and Measurement segment in the fourth quarter of 2005.

Gross profit — For 2006, gross profit as a percentage of revenue, when compared to 2005, was favorably impacted by the following items:

•      Charges of $3.7 during the first quarter of 2005 associated with operating inefficiencies within a Canadian operation of our Flow Technology segment.

•      The favorable impact of increased pricing and lean manufacturing initiatives at certain businesses within the Flow Technology segment.

•      Pricing increases and favorable mix associated with the power transformer and industrial and hydraulic tools businesses within our Industrial Products and Services segment.

•      New product introductions, increased pricing, and favorable mix associated with the portable cable and pipe locator product lines within our Test and Measurement segment.

The following offset the above increases in gross profit as a percentage of revenue:

•      Lower margins for our thermal services and repairs business associated with unexpected delays for certain large contracts resulting in under-absorption of fixed costs.

•      The impact of lower volumes for our automotive components businesses within our Industrial Products and Services segment.

Selling, general and administrative (“SG&A”) expense— For the three months ended March 31, 2006, the increase in SG&A expense was primarily due to increases in headcount and other costs within our Flow Technology and Thermal Equipment and Services segments associated with their organic revenue growth and higher stock-based compensation costs (2006 - $9.4 versus 2005 - $5.3).

Special charges, net—Special charges related primarily to previously announced restructuring initiatives to consolidate manufacturing, sales, and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2006 and 2005.

Other income (expense), net – Other income (expense), net, for the three months ended March 31, 2006 is composed primarily of currency transaction losses of $0.8, partially offset by net gains on the sales of assets of $0.4. Other expense, net, for the three months ended March 31, 2005 consisted primarily of currency transaction losses of $5.7 and a $1.6 charge for the anticipated settlement of certain claims associated with a previous business disposition, partially offset by a reduction in liabilities of $2.8 associated with an environmental remediation site and a gain of $1.2 associated with the sale of a dormant facility.

Interest expense, net– Interest expense, net includes both interest expense and interest income. The reduction in interest expense, net is due to the debt retirement activity during 2005. Refer to the discussion of Liquidity and Financial Condition in our 2005 Annual Report on Form 10-K for details pertaining to our 2005 debt retirement activity.

Loss on early extinguishment of debt— In the first quarter of 2005, we incurred a loss on the early extinguishment of debt which was comprised of the following: (i) premiums and fees paid for, and the write-off of deferred financing costs associated with, the redemption of the senior notes, (ii) the write-off of deferred financing costs relating to the redemption of the term loans, and (iii) the termination of the remaining interest rate protection agreements in connection with the pay-off of the term loans. See notes 10 and 11 to the condensed consolidated financial statements for additional details.

Income taxes— During the first quarter of 2006, we recorded an income tax provision of $17.6 on pre tax income from continuing operations (inclusive of equity earnings from joint ventures) of $44.1, resulting in an effective income tax rate of 39.9%. This compares to an income tax benefit in the first quarter of 2005 of $38.9 on a pre tax loss from continuing operations (inclusive of equity earnings in joint ventures) of $97.4, resulting in an effective income tax rate of (39.9%). We currently expect that our effective income tax rate on continuing operations for 2006 will be approximately 39%.

Equity earnings in joint ventures – The increase in equity earnings in joint ventures for the three months ended March 31, 2006 is primarily the result of a charge recorded in the first quarter of 2005 of $4.6, representing an adjustment to the carrying value of our investment in EGS Electrical Group, LLC (“EGS”).

RESULTS OF DISCONTINUED OPERATIONS

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

Business	Discontinued During the Quarter Ended	Actual Closing Date of Sale
Dielectric Tower (“Tower”)	December 31, 2005	Q1 2006
Global investigation and security firm (“Vance”)	September 30, 2005	Q1 2006
Mueller Steam, Febco and Polyjet product lines	September 30, 2005	Q4 2005
Aftermarket automotive products business (“Carfel”)	March 31, 2005	Q3 2005
Lab and life sciences business (“Kendro”)	December 31, 2004	Q2 2005
Fire detection and building life-safety systems business (“EST”)	December 31, 2004	Q1 2005
Compaction equipment business (“Bomag”)	September 30, 2004	Q1 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005

Tower – Sold for $2.5 in cash. During the fourth quarter of 2005, we recorded a charge, net of taxes, of $11.3 in order to reduce the net assets to be sold to their estimated net realized value. During the first quarter of 2006, we increased the net loss by $2.2 based on the proceeds received from the sale.

Vance – Sold for $70.6 in cash. During the third and fourth quarters of 2005, we recorded an aggregate charge, net of taxes, of $26.8 in order to reduce the net assets to be sold to their estimated net realizable value. During the first quarter of 2006, we increased the net loss by $2.9, primarily for expenses that were contingent upon the consummation of the sale, which included $1.6 due to the modification of the vesting period of restricted stock units that had been issued to Vance employees (see Note 12 to the condensed consolidated financial statements).

The final purchase price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers and in the event we cannot come to agreement with the buyers, an arbitration process. Finalization of the working capital figures for certain of these transactions has yet to occur and, accordingly, it is possible that the purchase price and resulting gains/losses on these transactions may be materially adjusted in subsequent periods.

In addition to the Tower and Vance businesses discussed above, during the quarter ended March 31, 2006, we recognized a net gain of $0.2 resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2005, along with any adjustments to the final gain or loss calculations recognized in 2005.

For the three months ended March 31, 2006 and 2005, income (loss) from discontinued operations and the related income taxes are shown below:

	2006	2005
Income (loss) from discontinued operations	$(7.7)	$1,200.4
Income tax benefit (provision)	2.9	(458.5)
Income (loss) from discontinued operations, net	$(4.8)	$741.9

For the three months ended March 31, 2006 and 2005, results of operations for our businesses reported as discontinued operations were as follows:

	2006	2005
Revenues	$5.7	$271.1

Pre-Tax Income	0.2	4.3

SEGMENT RESULTS OF OPERATIONS

The following unaudited information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented. See Note 4 to the condensed consolidated financial statements for a description of each of our reportable operating segments.

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

Flow Technology

	Three months ended
	March 31,
	2006	2005	% Change
Revenues	$218.0	$202.0	7.9
Segment Income	28.0	18.4	52.2
% of revenues	12.8%	9.1%
Components of Segment Revenue Growth:
Organic Growth			10.8%
Foreign Currency			(2.9)%
Acquisitions			—
Net Segment Revenue Growth			7.9%

Revenues— For the three months ended March 31, 2006, the increase in revenues was primarily due to organic revenue growth resulting from strong demand within the power, mining, oil and gas, and dehydration markets.

Segment Income— For the three months ended March 31, 2006, segment income and margin were favorably impacted by the organic revenue growth noted above, as well as pricing increases and lean manufacturing initiatives within the segment. In addition, during the first quarter of 2005 charges of $4.0 were incurred in connection with operating inefficiencies at a Canadian operation.

Test and Measurement

	Three months ended
	March 31,
	2006	2005	% Change
Revenues	$256.8	$246.3	4.3
Segment Income	24.0	19.2	25.0
% of revenues	9.3%	7.8%
Components of Segment Revenue Growth:
Organic Growth			2.8%
Foreign Currency			(2.0)%
Acquisitions and Other, Net			3.5%
Net Segment Revenue Growth			4.3%

Revenues— For the three months ended March 31, 2006, the increase in revenues was primarily due to the acquisition of CarTool in the fourth quarter of 2005, which contributed $10.6 of revenues during the quarter and organic growth across the end markets, partially offset by the impact of foreign currency.

Segment Income— For the three months ended March 31, 2006, segment income and margin increased over the prior year due to improved profitability across the majority of the segment’s product lines, including the portable cable and pipe locator product lines, as well as the acquisition of CarTool noted above.

Thermal Equipment and Services

	Three months ended
	March 31,
	2006	2005	% Change
Revenues	$283.1	$253.9	11.5
Segment Income	11.7	17.6	(33.5)
% of revenues	4.1%	6.9%
Components of Segment Revenue Growth:
Organic Growth			14.1%
Foreign Currency			(2.6)%
Acquisitions			—
Net Segment Revenue Growth			11.5%

Revenues— For the three months ended March 31, 2006, the increase in revenues was primarily due to organic revenue growth. The organic revenue growth primarily related to strong demand for thermal services and repairs in Europe and dry cooling products in China. This is consistent with our 2006 objective of expanding our products in these respective markets.

Segment Income— For the three months ended March 31, 2006, the incremental income resulting from the increased revenues from dry cooling contracts was more than offset by additional selling, general and administrative costs to support the segment’s expansion in China and Europe, as well as higher manufacturing costs associated with the segment’s boiler products and heating and ventilation businesses and a decline in income from the thermal services and repairs business associated with unexpected delays for certain large contracts resulting in under-absorption of certain fixed costs.

Industrial Products and Services

	Three months ended
	March 31,
	2006	2005	% Change
Revenues	$306.1	$275.4	11.1
Segment Income	23.9	18.7	27.8
% of revenues	7.8%	6.8%
Components of Segment Revenue Growth:
Organic Growth			11.4%
Foreign Currency			(0.3)%
Acquisitions			—
Net Segment Revenue Growth			11.1%

Revenues— For the three months ended March 31, 2006, the increase in revenues was due to organic revenue growth across the segment, with the exception of declines in automotive components. The most notable organic growth related largely to increased demand for power transformers and industrial and hydraulic tools.

Segment Income— For the three months ended March 31, 2006, the increase in segment income and margin is primarily due to the organic revenue growth described above, partially offset by the impact of declines within the domestic automotive market.

Corporate and Other Expenses

	Three months ended
	March 31,
	2006	2005	% Change
Total Consolidated Revenues	$1,064.0	$977.6	8.8
Corporate Expense	20.1	20.3	(1.0)
% of revenues	1.9%	2.1%
Stock-Based Compensation expense	9.4	5.3	77.4
Pension and Postretirement expense	12.1	7.7	57.1

For the three months ended March 31, 2006, the decrease in corporate expenses generally was the result of higher professional fees in the first quarter of 2005 associated with the implementation of the regulatory requirements of the Sarbanes-Oxley Act of 2002. This decrease was partially offset by additional bonus expense in the first quarter of 2006 resulting from higher consolidated operating profits. The increase in stock-based compensation expense was primarily the result of 2006 being the third year of our restricted stock/restricted stock unit awards (i.e., three years of awards being amortized to earnings in 2006 compared to two years in 2005), partially offset by the effect of adopting SFAS No. 123(R) in the first quarter of 2006. Had our stock-based compensation been calculated on the same basis as in 2005, our expense for the three months ended March 31, 2006 would have been $0.5 higher (see Note 12 to the condensed consolidated financial statements for details regarding our adoption of SFAS No. 123(R)). Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense for 2006 is primarily due to the amortization of deferred losses within our domestic pension plans associated with lower than projected returns on plan assets and lower interest rates.

OUTLOOK

The following table highlights our segment performance for the first three months of 2006 and the expectations for the remainder of 2006 based on information available on the date of this report. We define forecasted trends as follows: “Growth”—Future end market performance is expected to be above the prior year; “Flat”—Future end market performance is expected to be flat compared to the prior year; “Decline”—Future end market performance is expected to be below the prior year.

Segment	2006 Annual Forecasted Trend	Comments
Flow Technology	Growth	We expect the strong demand within the power, mining, and oil and gas markets to continue through 2006. In addition, we anticipate continued organic growth within the dehydration markets we serve.
Test and Measurement	Growth	We expect organic growth across the segment and revenue growth from our fourth quarter of 2005 acquisition of Cartool.
Thermal Equipment and Services	Growth

We expect organic growth to remain strong in 2006 based on demand for thermal services and repairs in Europe and dry cooling products in China. As of March 31, 2006 we had approximately $840.0 in backlog, with virtually all of this in our cooling and equipment business.

Industrial Products and Services	Growth

We expect organic revenue growth to continue across the majority of the segment’s businesses, except for those impacted by the domestic automotive market, with the main driver being increases in volume.

Delphi Corporation (“Delphi”) — On October 8, 2005, Delphi filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Delphi is a customer within our Industrial Products and Services and Test and Measurement segments. Annual revenues derived from Delphi represent less than 2% of consolidated revenues, and we have approximately $4.0 million of pre-petition bankruptcy accounts receivable due from Delphi and approximately $1.2 of committed assets at March 31, 2006. We currently are unable to estimate an amount of loss, if any, that we may sustain or the impact on future business with Delphi or other automotive customers as a result of Delphi’s Chapter 11 proceedings. We will continue to evaluate whether, when and to what extent we may be required to record a loss for the accounts receivable and/or the committed assets.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended March 31, 2006 and 2005.

Cash Flow

	Three months ended March 31,
	2006	2005
Continuing Operations:
Cash flows used in operating activities	$(114.4)	$(33.0)
Cash flows from (used in) investing activities	(45.2)	1,839.9
Cash flows used in financing activities	(44.5)	(1,180.4)
Cash flows used in discontinued operations	(12.7)	(38.1)
Change in cash and equivalents due to changes in foreign currency exchange rates	0.7	(12.1)
Net change in cash and equivalents	$(216.1)	$576.3

Operating Activities—The primary factors contributing to the increase in cash used in operating activities during the first three months of 2006 as compared to the same period in 2005 were as follows:

•      Accreted interest (since issuance) paid in connection with the LYONs redemption of $84.3. Unlike the zero coupon LYONs, the new credit facilities have interest paid quarterly.

•      Continued growth in long-term dry cooling contracts as well as the timing of payments on such contracts, both of which contributed to an increase in working capital during the first quarter of 2006.

The above increases were partially offset by the following:

•      Higher operating income in the first quarter of 2006 versus 2005.

•      A reduction in other interest payments (approximately $4.2 in the first quarter of 2006 compared to $20.2 in the first quarter of 2005).

•      Payments of $13.3 to terminate interest swap contracts in the first quarter of 2005.

Investing Activities—The primary factors contributing to the decrease in cash from investing activities during the first quarter of 2006 as compared to the same period in 2005 were as follows:

•      Proceeds totaling $73.5 from the sale of the Vance and Tower businesses versus $1,859.9 from the sale of various businesses in the first quarter of 2005.

•      An increase in restricted cash of $89.8 that will be utilized to pay the tax recapture on the LYONs redemption.

•      An increase in business acquisitions and investments ($13.1 in the first quarter of 2006 versus $2.8 in the first quarter of 2005).

Financing Activities— The primary factors contributing to the decrease in cash used in financing activities during the first quarter of 2006 as compared to the same period in 2005 were as follows:

•      During the first quarter of 2005, we repaid $405.6 on our Tranche A and B term loans and repurchased senior notes, including premiums of $72.9, totaling $741.1.

•      During the first quarter of 2006, we borrowed $750.0 under the delayed draw term loan of our new senior credit facilities as a means of financing the redemption of the LYONs noted below.

The above decreases were partially offset by the following first quarter 2006 financial cash flow activities:

•      Principal payments of $575.9 in connection with the LYONs redemption.

•      Repurchases of our common stock totaling $248.5.

Discontinued Operations— The primary factors contributing to the decrease in cash flows used in discontinued operations during the first quarter of 2006 as compared to the same period in 2005 were as follows:

•      Cash flows for the first quarter of 2005 included repayments by Bomag of $15.3 under its accounts payable financing program and approximately $6.0 of fees paid in connection with the disposition of certain businesses during the quarter and in the fourth quarter of 2004.

•      Cash flows from discontinued operations for the first quarter of 2005 included nine business units compared to only two for the first quarter of 2006.

Borrowings and Availability

Borrowings –The following table summarizes our debt transactions for the first quarter of 2006. See Note 10 to the condensed consolidated financial statements for additional details regarding our 2006 debt activity.

		Accretion
	December 31, 2005	And Debt Assumption	Borrowings	Repayments	March 31, 2006
LYONs (1)	$658.6	$1.7	$—	$(660.2)	$0.1
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Delayed draw term loan	—	—	750.0	—	750.0
Other borrowings	80.3	0.2	—	(14.1)	66.4
Total Debt	788.4	$1.9	$750.0	(674.3)	866.0

Less: short-term debt	64.9				50.9
Less: current maturities of long-term debt	2.6				27.0
Total Long-term Debt	$720.9				$788.1

(1)    The LYONs are net of unamortized discount of $0.1 and $336.1 at March 31, 2006 and December 31, 2005, respectively.

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of March 31, 2006 and December 31, 2005, the participating businesses had $11.4 and $15.7, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of March 31, 2006 and December 31, 2005, the participating businesses had $38.5 and $48.2, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Availability – At March 31, 2006, we had $323.9 of available borrowing capacity under our revolving credit facilities and $203.5 of available issuance capacity under our foreign trade facility after giving effect to $126.1 and $221.5, respectively, reserved for outstanding letters of credit. See Note 10 to these condensed consolidated financial statements along with the consolidated financial statements contained in our 2005 Annual Report on Form 10-K for additional information on the new senior credit facilities. Also, we have a three-year trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. We had $1.0 outstanding under this financing agreement at March 31, 2006. We believe that current cash and equivalents, which totaled $364.1 at March 31, 2006, and our availability under our senior credit facilities and existing trade receivable financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements, and required debt service

Additionally, we have a shelf registration statement for 4.3 shares of common stock that may be issued for acquisitions. We also have a $1,000.0 shelf registration that may be used in connection with an offering of certain debt and or equity securities for general corporate purposes or for the refinancing of existing debt. In addition, other financing instruments may be used from time to time, including, but not limited to, private placement instruments, operating leases, capital leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.

Financial Instruments

Interest Rate Swaps

In connection with our borrowing against our variable delayed draw term loan (see Note 10 to the condensed consolidated financial statements), we entered into interest rate swap agreements to hedge a significant portion of the potential impact of increases in interest rates on that facility. We are accounting for these swaps as cash flow hedges and have outstanding instruments with maturities through February 2010 that effectively convert $550.0 of the borrowing under the delayed draw term loan to fixed rates. These are amortizing interest rate swap agreements; therefore the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of March 31, 2006, the aggregate notional amounts of the interest rate swap agreements were $550.0 and the unrealized gain, net of taxes, recorded in accumulated other comprehensive loss was $4.9. In addition, we have recorded a long-term asset of $8.0 to recognize the fair value of these interest rate swap agreements.

During the first quarter of 2005, we terminated all of our then interest rate swap agreements for an aggregate cash payment of $13.3. In addition, we reclassified $15.8 from accumulated other comprehensive income to “loss on early extinguishment of debt” because the future interest rate payments hedged by the related swaps were no longer probable of occurring.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, and Chinese Yuan.

We have entered into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on certain forecasted transactions denominated in foreign currencies. The majority of the underlying transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. As a result of these embedded derivatives these contracts do not qualify for hedge accounting treatment. Accordingly, the changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our consolidated financial statements during the three months ended March 31, 2006 and 2005.

At March 31, 2006 and December 31, 2005, we had FX forward contracts with maturities of generally no more than 18 months, and aggregate notional amounts of $177.6 and $153.9, respectively. The fair values of these contracts were $3.2 and $5.7 (recorded as current liabilities) at March 31, 2006 and December 31, 2005, respectively.

Other Derivative Instruments

From time to time we enter into forward commodity contracts that we designate and that qualify as cash flow hedges. As of March 31, 2006, the unrealized gain, net of taxes, recorded in accumulated other comprehensive loss was $0.7, and we have recorded current assets of $1.1 to recognize the fair value of these commodity contracts. We expect to reclassify the unrealized gains mentioned above to cost of products sold over the next 12 months as the hedged transactions occur. The amount of gain recognized during the quarter related to the ineffectiveness of the hedges was not material.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable, interest rate swap agreements, and foreign currency forward and forward commodity contracts.

The above financial instruments are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

We are exposed to credit losses in the event of nonperformance by counterparties to the above financial instruments, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counterparties.

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

In addition, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” herein, “Risk Factors” in our Annual Report on Form 10-K and similar sections in any future filings should be read for an understanding of the risks, uncertainties, and trends facing our businesses.

Other Matters

Contractual Obligations — Except for the debt transactions that occurred during the three months ended March 31, 2006, as noted elsewhere herein, there were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. Maturities of debt under the delayed draw term loan are $15.0, $37.5, $75.0, $112.5 and $510.0 in 2006, 2007, 2008, 2009 and 2010, respectively.

Pension Plans— The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The historic lows in long-term interest rates experienced over the last two years has contributed to a $297.3 underfunded status for our pension plans at December 31, 2005. Our non-funded pension plans accounted for $116.9 of the underfunded status at December 31, 2005. The updated measurement of the plans’ funded status will be determined in the fourth quarter of 2006 and will be affected by the performance of U.S. and foreign financial markets, performance of plan assets, and the level of market interest rates at December 31, 2006. Regardless of the outcome, at this time we do not expect that we will be required to make any contributions to our primary domestic pension plans in 2006. In April 2006, we made cash contributions of $8.7 to our UK plans. For the three months ended March 31, 2006, we recorded net pension expense of $8.8 compared to $4.7 for the three months ended March 31, 2005. There can be no assurance that future periods will include similar pension results or that regulatory mandated cash contributions will not be required.

Contingencies and Other Matters —Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, tax positions, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolution occurs, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 13 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2005 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2006 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the unaudited financial statements, specifically Note 13 under the heading “Litigation Matters”, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended March 31, 2006:

Period	Total number of shares purchased (3) (4)	Average price per share	Total number of shares purchased as part of a publicly announced plan or program (4)	Maximum number of shares that may yet be purchased under the plan or program

1/1/06-1/31/06	2,515,326	46.87	2,499,200		(1)

2/1/06-2/28/06	1,609,260	47.41	1,608,500		(1)

3/1/06-3/31/06 (2)	1,059,162	52.00	1,059,162		(1)

Total	5,183,748		5,166,862		(1)

(1)   On December 21, 2005, we adopted a new written trading plan under Rule 10b5-1 of the Securities and Exchange Act to facilitate the repurchase of up to 5.0 shares of our common stock in accordance with a new share repurchase program. The new repurchase program is consistent with, and allows for share repurchases up to the amount permitted by, our new senior credit facilities. See Note 10 to our consolidated financial statements for further details.

(2)   The above amounts exclude 0.1 shares we had committed to purchase as of March 31, 2006, at an average share price of $53.68, which settled in April 2006 but were reflected as outstanding shares as of March 31, 2006.

(3)   Includes the surrender to us of 16,126 and 760 shares of common stock in January and February, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(4)   We record common stock repurchases based on the settlement date.

ITEM 6. Exhibits

*10.1	Employment Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006.
*10.2	Relocation Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006.
*10.3

Change-of-Control Severance Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006.

*10.4

Separation and Consulting Agreement between SPX Corporation and Ross B. Bricker, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006.

*10.5

Amendments to Employment Agreements regarding Retiree Medical Benefits between SPX Corporation and each of Christopher Kearney, Patrick O’Leary, Robert Foreman and Thomas Riordan dated as of February 2, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on February 6, 2006.

*10.6

Amendments to Employment Agreements regarding Retiree Medical Benefits between SPX Corporation and each of Don Canterna and David Kowalski dated as of February 2, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on February 6, 2006.

*10.7	Amendment to SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006.
*10.8	SPX Corporation 2006 Executive Bonus Plan, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006.
*10.9

Amendment to Restricted Stock Agreement Regarding Performance Measurement Periods, dated as of February 24, 2006, between the Company and each of Christopher Kearney, Patrick O’Leary, Robert Foreman, Thomas Riordan, Kevin Lilly, Don Canterna and David Kowalski, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006.

*10.10	Amendment to SPX Corporation 2005 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006.
*10.11	Amendment to SPX Corporation 2002 Stock Option Plan, incorporated herein by reference from our Annual Report on Form 10-K filed on March 16, 2006.
*10.12	Forms of Restricted Stock Unit Agreements Under the 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K filed on March 16, 2006.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 3 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION (Registrant)

Date: May 10, 2006	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: May 10, 2006	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

*10.1	Employment Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006.
*10.2	Relocation Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006.
*10.3

Change-of-Control Severance Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006.

*10.4

Separation and Consulting Agreement between SPX Corporation and Ross B. Bricker, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006.

*10.5

Amendments to Employment Agreements regarding Retiree Medical Benefits between SPX Corporation and each of Christopher Kearney, Patrick O’Leary, Robert Foreman and Thomas Riordan dated as of February 2, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on February 6, 2006.

*10.6

Amendments to Employment Agreements regarding Retiree Medical Benefits between SPX Corporation and each of Don Canterna and David Kowalski dated as of February 2, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on February 6, 2006.

*10.7	Amendment to SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006.
*10.8	SPX Corporation 2006 Executive Bonus Plan, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006.
*10.9

Amendment to Restricted Stock Agreement Regarding Performance Measurement Periods, dated as of February 24, 2006, between the Company and each of Christopher Kearney, Patrick O’Leary, Robert Foreman, Thomas Riordan, Kevin Lilly, Don Canterna and David Kowalski, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006.

*10.10	Amendment to SPX Corporation 2005 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006.
*10.11	Amendment to SPX Corporation 2002 Stock Option Plan, incorporated herein by reference from our Annual Report on Form 10-K filed on March 16, 2006.
*10.12	Forms of Restricted Stock Unit Agreements Under the 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K filed on March 16, 2006.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 3 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan or arrangement.