Form 10-Q
period 2006-06-30
SPX CORP
filed 2006-08-04
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer ☒                                 Accelerated Filer ☐                             Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Common shares outstanding July 28, 2006	57,850,430

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and equivalents	$337.6	$576.2
Accounts receivable, net	976.1	934.7
Inventories, net	515.3	453.1
Other current assets	82.3	77.8
Deferred income taxes	176.5	44.7
Assets of discontinued operations	72.8	170.8
Total current assets	2,160.6	2,257.3
Property, plant and equipment:
Land	30.6	28.4
Buildings and leasehold improvements	244.9	238.9
Machinery and equipment	699.4	673.0
	974.9	940.3
Accumulated depreciation	(504.4)	(475.7)
Net property, plant and equipment	470.5	464.6
Goodwill	1,829.1	1,806.1
Intangibles, net	431.4	424.3
Other assets	370.8	354.1

TOTAL ASSETS	$5,262.4	$5,306.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$496.9	$520.4
Accrued expenses	689.1	676.7
Income taxes payable	254.7	161.7
Short-term debt	50.1	64.9
Current maturities of long-term debt	35.8	2.6
Liabilities of discontinued operations	32.9	57.1
Total current liabilities	1,559.5	1,483.4

Long-term debt	779.0	720.9
Deferred and other income taxes	225.4	335.0
Other long-term liabilities	669.4	654.0
Total long-term liabilities	1,673.8	1,709.9

Minority interest	2.2	1.9

Shareholders’ equity:
Common stock	948.5	920.8
Paid-in capital	1,131.5	1,084.8
Retained earnings	1,744.2	1,642.0
Unearned compensation	—	(55.3)
Accumulated other comprehensive loss	(129.3)	(173.8)
Common stock in treasury	(1,668.0)	(1,307.3)
Total shareholders’ equity	2,026.9	2,111.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,262.4	$5,306.4

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$1,120.8	$1,026.9	$2,151.6	$1,975.7
Costs and expenses:
Cost of products sold	819.3	757.1	1,588.5	1,465.4
Selling, general and administrative	223.6	204.0	435.0	398.9
Intangible amortization	3.8	3.6	7.6	7.9
Special charges, net	1.3	5.3	1.7	10.1
Operating income	72.8	56.9	118.8	93.4

Other expense, net	(18.8)	(13.0)	(19.5)	(16.2)
Interest expense	(16.8)	(15.0)	(30.6)	(47.3)
Interest income	3.7	5.4	6.9	6.9
Loss on early extinguishment of debt	—	(6.9)	—	(110.4)
Income (loss) from continuing operations before income taxes	40.9	27.4	75.6	(73.6)

Income tax benefit (provision)	15.1	(36.4)	(2.7)	2.6
Equity earnings in joint ventures	9.5	7.5	19.3	11.8
Income (loss) from continuing operations	65.5	(1.5)	92.2	(59.2)

Income from discontinued operations, net of tax	0.9	4.5	0.8	4.7
Gain on disposition of discontinued operations, net of tax	43.9	318.8	39.0	1,059.7
Income from discontinued operations	44.8	323.3	39.8	1,064.4

Net income	$110.3	$321.8	$132.0	$1,005.2

Basic income (loss) per share of common stock
Income (loss) from continuing operations	$1.12	$(0.02)	$1.55	$(0.80)
Income from discontinued operations	0.76	4.35	0.67	14.31

Net income per share	$1.88	$4.33	$2.22	$13.51

Weighted average number of common shares outstanding — basic	58.744	74.285	59.354	74.420

Income (loss) from continuing operations for diluted income (loss) per share	$65.5	$(1.5)	$93.3	$(59.2)
Net income for diluted income per share	$110.3	$321.8	$133.1	$1,005.2
Diluted income (loss) per share of common stock
Income (loss) from continuing operations	$1.09	$(0.02)	$1.49	$(0.80)
Income from discontinued operations	0.74	4.35	0.63	14.31

Net income per share	$1.83	$4.33	$2.12	$13.51

Weighted average number of common shares outstanding — diluted	60.212	74.285	62.774	74.420

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended June 30,
	2006	2005
Cash flows from (used in) operating activities:
Net income	$132.0	$1,005.2
Less: Income from discontinued operations, net of tax	39.8	1,064.4
Income (loss) from continuing operations	92.2	(59.2)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities
Special charges, net	1.7	10.1
Loss on early extinguishment of debt	—	110.4
Deferred and other income taxes	(8.1)	(28.1)
Depreciation and amortization	44.2	44.8
Accretion of LYONs	1.7	9.0
Pension and other employee benefits	32.7	24.1
Stock-based compensation	17.9	12.5
Other, net	2.9	20.1
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	(57.7)	(11.8)
Inventories	(56.5)	(18.6)
Accounts payable, accrued expenses, and other	(63.9)	(128.8)
Payments to terminate interest rate swap contracts	—	(13.3)
Taxes paid on LYONs tax recapture	(45.0)	—
Accreted interest paid on LYONs repurchase (accreted since issuance date)	(84.3)	(1.9)
Net cash used in continuing operations	(122.2)	(30.7)
Net cash used in discontinued operations	(20.9)	(265.6)
Net cash used in operating activities	(143.1)	(296.3)
Cash flows from (used in) investing activities:
Proceeds from sales of discontinued operations, net of cash sold	73.5	2,694.6
Proceeds from other asset sales	2.5	10.3
Business acquisitions and investments, net of cash acquired	(14.1)	(9.0)
Capital expenditures	(37.0)	(30.6)
Net cash from continuing operations	24.9	2,665.3
Net cash from (used in) discontinued operations	0.6	(5.2)
Net cash from investing activities	25.5	2,660.1
Cash flows from (used in) financing activities:
Repayments of Tranche A and B term loans	—	(1,016.2)
Repurchases of senior notes (includes premiums paid of $72.9)	—	(744.3)
Borrowings under delayed draw term loan	750.0	—
Repayments under delayed draw term loan	(5.0)	—
Repurchase of LYONs principal	(576.0)	(16.0)
Net repayments under other financing arrangements	(14.9)	(12.8)
Purchases of common stock	(357.7)	(81.7)
Proceeds from the exercise of employee stock options and other	104.5	16.9
Financing fees paid	(0.4)	—
Dividends paid	(30.9)	(37.4)
Net cash used in continuing operations	(130.4)	(1,891.5)
Net cash used in discontinued operations	—	(18.0)
Net cash used in financing activities	(130.4)	(1,909.5)
Change in cash and equivalents due to changes in foreign currency exchange rates	5.5	(23.3)
Net change in cash and equivalents	(242.5)	431.0
Consolidated cash and equivalents, beginning of period (includes cash from discontinued operations of $4.0 and $7.3, respectively)	580.2	586.4
Consolidated cash and equivalents, end of period	$337.7	$1,017.4

Cash and equivalents of continuing operations	$337.6	$1,014.5
Cash and equivalents of discontinued operations	$0.1	$2.9

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share and per LYON data)

(1)                              BASIS OF PRESENTATION

We prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted.  In our opinion, the financial statements include the adjustments (consisting only of normal and recurring items) necessary for their fair presentation and represent our accounts after the elimination of intercompany transactions.

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. Our only significant investment that we account for under the equity method is our 44.5% interest in the EGS Electrical Group, LLC (“EGS”) joint venture. EGS’s revenues and our equity earnings from our investment in EGS totaled $117.8 and $102.3 and $9.1 and $7.5 for the three months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006 and 2005, EGS’s revenue and our equity earning from our investment in EGS totaled $240.0 and $211.1 and $19.0 and $11.7, respectively.

Certain prior year amounts have been reclassified to conform to current year presentation, including the results of discontinued operations. In addition, we also have reclassified, within our condensed consolidated statement of cash flows for the six months ended June 30, 2005, $13.3 of payments to terminate interest rate swap contracts from “Cash flows from (used in) financing activities” to “Cash flows from (used in) operating activities.”

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs”. SFAS No. 151 amends the previous guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 effective January 1, 2006 and it did not have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and superseded Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”). SFAS No. 123(R) requires the recognition of compensation expense for share-based payments, including stock options, based on their grant date fair values. We adopted SFAS No. 123(R) effective January 1, 2006. Refer to Note 12 for further discussion pertaining to the adoption of this standard.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No.’s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the impact SFAS No. 155 could have on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. We are currently evaluating the impact EITF 06-03 could have on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of recognition and measurement related to the accounting for income taxes.  In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact FIN 48 could have on our consolidated financial statements.

(3)           ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

There were no significant acquisitions during the first six months of 2006 or 2005.

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

Tower — Sold for $2.5 in cash. During the fourth quarter of 2005, we recorded a charge, net of taxes, of $11.3 in order to reduce the net assets to be sold to their estimated net realized value. During the first quarter of 2006, we increased the net loss by $2.2 based on the proceeds received from the sale.

Vance — Sold for $70.6 in cash. During the third and fourth quarters of 2005, we recorded an aggregate charge, net of taxes, of $26.8 in order to reduce the net assets to be sold to their estimated net realizable value. During the first quarter of 2006, we increased the net loss by $2.9, primarily for expenses that were contingent upon the consummation of the sale, which included $1.6 due to the modification of the vesting period of restricted stock units that had been issued to Vance employees (see Note 12).  During the second quarter of 2006, we reduced the net loss by $1.5 as a result of the favorable resolution of a contingent liability.

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

In addition to the Tower and Vance businesses discussed above, during the three and six months ended June 30, 2006, we recognized a net gain of $3.3 and $3.5, respectively, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Both of these figures reflect a $2.9 income tax benefit, principally associated with the settlement of certain matters relating to an Internal Revenue Service examination report covering our 1998 to 2002 income tax returns (see Note 13). Refer to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2005, along with any adjustments to the final gain or loss calculations recognized in 2005.

During the second quarter of 2006, we committed to a plan to divest a business within our Industrial Products and Services segment.  We are actively negotiating with a purchaser for this business and anticipate that the sale will be completed in the third or fourth quarter of 2006.  Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.  Refer to Note 13 for the tax implications associated with our disposition activities.

For the three and six months ended June 30, 2006 and 2005, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Income (loss) from discontinued operations	$4.4	$423.7	$(3.6)	$1,623.2
Income tax benefit (provision)	40.4	(100.4)	43.4	(558.8)
Income from discontinued operations, net	$44.8	$323.3	$39.8	$1,064.4

For the three and six months ended June 30, 2006 and 2005, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$38.2	$137.0	$77.1	$436.9

Pre-Tax Income	1.5	3.1	1.3	6.7

The major classes of assets and liabilities, excluding inter-company balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	June 30, 2006	December 31, 2005
Assets:
Cash and equivalents	$0.1	$4.0
Accounts receivable, net	29.2	57.6
Inventories, net	11.8	14.3
Other current assets	2.0	4.5
Net property, plant and equipment	10.5	11.3
Goodwill and intangibles, net	19.0	78.5
Other assets	0.2	0.6
Assets of discontinued operations	$72.8	$170.8

Liabilities:
Accounts payable	$13.7	$20.2
Accrued expenses and other	8.7	19.5
Deferred and other income taxes	10.5	17.4
Liabilities of discontinued operations	$32.9	$57.1

(4)           BUSINESS SEGMENT INFORMATION

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services in over 20 countries. We offer a diverse collection of products, which include, but are not limited to, valves, fluid handling equipment, metering and mixing solutions, air filtration products, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, high-tech die castings, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation, automotive and power generation.

We have aggregated our operating segments into four reportable segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The factors considered in determining our aggregated segments were the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, and distribution methods. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expenses and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

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

Test and Measurement

Our Test and Measurement segment engineers and manufactures branded, technologically advanced test and measurement products used across the transportation, defense, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services, and sophisticated testing and validation. Products for the segment include specialty automotive diagnostic service tools, fare collection boxes, portable cable and pipe locators, and vibration testing equipment. The segment continues to focus on initiatives such as lean manufacturing and expanding its commercialization of the China market.

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures, and services cooling, heating, and ventilation products for markets throughout the world. Products for the segment include dry, wet, and hybrid cooling systems, cooling towers, and air-cooled condensers for the power generation, refrigeration, HVAC, and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade, and modernize power stations. The segment continues to focus on expanding its global reach, including expanding its dry cooling, heating, and ventilation presence capacity in Asia, as well as increasing thermal components and service offerings, particularly in Asia and Europe.

Industrial Products and Services

Our Industrial Products and Services segment designs, manufactures and markets power systems, die castings and filters primarily for the automotive industry, precision machine components for the aerospace industry, television broadcast antenna systems, and industrial tools and hydraulic units.

Corporate Expenses

Corporate expenses generally relate to the cost of our Charlotte, NC corporate headquarters and our Horsham, PA information technology center.

Financial data for our business segments, including the results of businesses acquired from the respective dates of acquisition, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues (1):
Flow Technology	$239.0	$223.5	$457.0	$425.5
Test and Measurement	286.5	280.2	543.3	526.5
Thermal Equipment and Services	309.7	273.7	592.8	527.6
Industrial Products and Services	285.6	249.5	558.5	496.1
Total Revenues	$1,120.8	$1,026.9	$2,151.6	$1,975.7

Segment Income:
Flow Technology	$34.6	$24.1	$62.6	$42.5
Test and Measurement	41.5	34.5	65.5	53.7
Thermal Equipment and Services	13.6	21.6	25.3	39.2
Industrial Products and Services	26.1	20.2	50.4	39.6
Total Segment Income	115.8	100.4	203.8	175.0

Corporate Expenses	21.2	23.7	41.3	44.0
Pension and Postretirement Expense	12.0	7.3	24.1	15.0
Stock-Based Compensation	8.5	7.2	17.9	12.5
Special Charges, net	1.3	5.3	1.7	10.1

Consolidated Operating Income	$72.8	$56.9	$118.8	$93.4

(1)             Under the percentage of completion method, we recognized revenues of $206.0 and $167.7 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, revenues under the percentage of completion method were $395.5 and $318.3, respectively.

(5)           SPECIAL CHARGES

Special charges, net, for the six months ended June 30, 2006 included the following:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write Downs	Total Special Charges

Flow Technology	$0.3	$1.0	$—	$—	$1.3
Test and Measurement	—	—	—	—	—
Thermal Equipment and Services	—	0.4	—	—	0.4
Industrial Products and Services	—	—	—	—	—
Corporate	—	—	—	—	—
Total	$0.3	$1.4	$—	$—	$1.7

Flow Technology segment - We recorded special charges of $1.3 in the second quarter of 2006 relating to costs associated with exit activities at a facility in St. Paul, NC ($0.9) and $0.4 of costs relating to previously announced reorganization of a Netherlands operation and exit activities at two locations in the United Kingdom.

Thermal Equipment and Services segment - We recorded special charges of $0.4 in the first quarter of 2006 relating to a previously announced facility consolidation effort.

At June 30, 2006, $7.2 of restructuring liabilities remained on the condensed consolidated balance sheet.

Special charges, net, for the six months ended June 30, 2005 included the following:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write Downs	Total Special Charges

Flow Technology	$0.1	$0.1	$—	$0.1	$0.3
Test and Measurement	0.4	2.0	—	0.9	3.3
Thermal Equipment and Services	1.8	1.9	0.5	0.4	4.6
Industrial Products and Services	0.4	0.6	—	—	1.0
Corporate	0.1	0.8	—	—	0.9
Total	$2.8	$5.4	$0.5	$1.4	$10.1

Flow Technology segment - We recorded $0.3 of special charges for the first six months of 2005 related primarily to restructuring actions initiated in 2004.  Of these charges, $0.1 was recorded in the second quarter of 2005.

Test and Measurement segment - We recorded special charges of $3.3 for the first six months of 2005 related primarily to employee termination and lease holding costs associated with the closure of a warehouse facility in Miramar, FL that totaled $1.9 and an asset impairment charge of $0.9 relating to the divestiture of a facility in the United Kingdom.  Of these charges, $2.3 was recorded in the second quarter of 2005.

Thermal Equipment and Services segment - We recorded $4.6 of charges for the first six months of 2005 related primarily to workforce reductions associated with facility consolidations and closures. Within our boiler products business, we recorded employee benefit costs associated with our previously announced closure of manufacturing activities at our Benton Harbor, MI facility and relocation of certain manufacturing operations from our Michigan City, IN facility to our new Eden, NC facility. These restructuring actions resulted in $2.4 of employee termination and facility consolidation costs during the first half of 2005. Within our Cooling Equipment and Thermal Services businesses, we recognized $2.2 of special charges related primarily to employee termination and other costs associated with business integration efforts in Germany that were initiated in the fourth quarter of 2004.  Of the total charges recognized during 2005, $2.2 was recorded in the second quarter of 2005.

Industrial Products and Services segment -  We recorded $1.0 of charges in the second quarter of 2005 related primarily to employee and lease termination costs associated with the closure of facilities in Tempe, AZ and Watertown, WI.

Corporate — We recorded charges of $0.9 related primarily to the future lease costs of two administrative facilities that were closed during the first six months of 2005, as well as relocation costs for certain employees from these facilities to our corporate headquarters in Charlotte, NC.  During the second quarter of 2005, we recorded a $0.3 credit.

(6)           INVENTORIES

Inventories consist of the following amounts:

	June 30, 2006	December 31, 2005
Finished goods	$155.6	$132.5
Work in process	147.8	109.6
Raw material and purchased parts	231.7	228.8
Total FIFO cost	535.1	470.9
Excess of FIFO cost over LIFO inventory value	(19.8)	(17.8)
Total inventories	$515.3	$453.1

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 50% of total inventories at June 30, 2006 and December 31, 2005. All other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $9.0 and $10.4 at June 30, 2006 and December 31, 2005, respectively.

(7)           GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, are as follows:

	December 31, 2005	Goodwill resulting from business combinations	Foreign Currency Translation and other (1)	June 30, 2006
Flow Technology	$402.6	$—	$4.2	$406.8
Test and Measurement	391.0	—	1.5	392.5
Thermal Equipment and Services	589.0	9.7	10.2	608.9
Industrial Products and Services	423.5	—	(2.6)	420.9
Total	$1,806.1	$9.7	$13.3	$1,829.1

(1)             Includes adjustments resulting from acquisitions completed not more than one year prior to the date of adjustment and adjustments to tax positions considered uncertain at the date of the acquisition.

Other Intangibles

	June 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patents	$34.9	$(20.6)	$14.3	$28.5	$(18.1)	$10.4
Technology	25.8	(4.9)	20.9	26.4	(5.2)	21.2
Customer Relationships	64.5	(7.2)	57.3	63.5	(6.0)	57.5
Other	29.4	(10.2)	19.2	27.2	(8.4)	18.8
	154.6	(42.9)	111.7	145.6	(37.7)	107.9
Trademarks with indefinite lives	319.7	—	319.7	316.4	—	316.4
Total	$474.3	$(42.9)	$431.4	$462.0	$(37.7)	$424.3

Estimated annual amortization expense related to these intangible assets is $14.7 in 2006, $15.4 in 2007, $12.2 in 2008, $8.6 in 2009, and $8.1 in 2010.

At June 30, 2006, intangible assets with determinable lives are primarily associated with the Test and Measurement ($63.8) and Thermal Equipment and Services ($37.1) segments. Trademarks with indefinite lives are associated with the following segments:  $102.4 in the Flow Technology segment, $70.8 in the Test and Measurement segment, $131.5 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

Consistent with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, we monitor impairment indicators across all our reporting units, including, but not limited to, Air Filtration, Dock Products, Contech, Dehydration and Waukesha Electric Systems businesses. Due to the impairment charges recorded for Dock Products and Air Filtration during 2005, the carrying value of the assets and liabilities of these businesses was comparable to their estimated fair value as of the respective testing dates. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

(8)           WARRANTY

The following is an analysis of our product warranty accrual for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,
	2006	2005
Balance at beginning of period	$51.1	$56.4
Acquisitions (divestitures), net	(0.1)	(2.0)
Provisions, net	16.9	6.2
Usage	(14.2)	(11.2)
Balance at end of period	$53.7	$49.4

(9)           EMPLOYEE BENEFIT PLANS

Components of our net periodic benefit cost for our pension and postretirement plans include the following for the respective periods:

Domestic Pension Plans

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service cost	$2.4	$2.3	$4.9	$4.6
Interest cost	16.7	16.6	33.4	33.0
Expected return on plan assets	(20.2)	(21.8)	(40.4)	(43.5)
Amortization of unrecognized losses	9.2	6.4	18.4	12.7
Amortization of unrecognized prior service cost	(0.1)	—	(0.2)	—
Net periodic benefit cost	$8.0	$3.5	$16.1	$6.8

Foreign Pension Plans

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service cost	$0.7	$0.2	$1.4	$0.8
Interest cost	3.1	2.7	6.0	5.9
Expected return on plan assets	(3.6)	(2.8)	(7.1)	(5.7)
Amortization of unrecognized losses	0.6	0.7	1.2	1.2
Net periodic benefit cost	$0.8	$0.8	$1.5	$2.2

Postretirement Plans

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service cost	$—	$—	$0.1	$—
Interest cost	2.5	2.5	5.0	5.1
Amortization of unrecognized losses	1.0	0.8	2.0	1.5
Amortization of unrecognized prior service cost	(0.3)	(0.3)	(0.6)	(0.6)
Net periodic benefit cost	$3.2	$3.0	$6.5	$6.0

During the second quarter of 2006 we made contributions of approximately $9.0 to our foreign plans.  Our estimates of full year 2006 required employer contributions to our employee benefit plans have not changed significantly from those disclosed in the consolidated financial statements contained in our 2005 Annual Report on Form 10-K.

(10)         INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the six months ended June 30, 2006:

		Accretion
	December 31, 2005	And Debt Assumption	Borrowings	Repayments	June 30, 2006
LYONs (1)	$658.6	$1.7	$—	$(660.3)	$—
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Delayed draw term loan	—	—	750.0	(5.0)	745.0
Other borrowings	80.3	5.0	—	(14.9)	70.4
Total Debt	788.4	$6.7	$750.0	(680.2)	864.9

Less: short-term debt	64.9				50.1
Less: current maturities of long-term debt	2.6				35.8
Total Long-term Debt	$720.9				$779.0

(1)             The LYONs are net of unamortized discount of $336.1 at December 31, 2005.

Credit Facilities

On November 18, 2005, we entered into senior credit facilities with a syndicate of lenders that replaced our then existing credit facilities, which were simultaneously terminated. The senior credit facilities provide for committed senior secured financing of approximately $1,625.0, consisting of the following:

•                  a delayed draw term loan facility in an aggregate principal amount of $750.0 with final maturity in November 2010, which may be used for general corporate purposes;

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

Our senior credit facilities require that we maintain a Consolidated Interest Coverage Ratio (generally defined as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00, and a Consolidated Leverage Ratio as of the last day of any fiscal quarter of no more than 3.25 to 1.00. Our senior credit facilities also contain covenants that restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchases of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities.  We do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Lastly, our new senior credit facilities contain customary representations, warranties, affirmative covenants, and events of default.

We are permitted under our senior credit facilities to repurchase our capital stock and pay cash dividends in an unlimited amount if our gross Consolidated Leverage Ratio is less than 2.50 to 1.00.  If our gross Consolidated Leverage Ratio is greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $75.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after November 18, 2005 equal to the sum of (i) $250.0 and (ii) a positive amount equal to 50% of cumulative consolidated net income during the period from October 1, 2004 to the end of the most recent fiscal quarter for which financial information is available preceding the date of such repurchase or dividend declaration (or, in case such consolidated net income is a deficit, minus 100% of such deficit).

At June 30, 2006, we were in compliance with all covenant provisions of our senior credit facilities, and did not have any restrictions on our ability to repurchase shares or pay dividends.

During the first six months of 2005, we repaid $1,010.6 of our Tranche A and B term loans under our then existing credit facilities, which was in addition to a scheduled repayment on the Tranche A term loan of $5.6. In connection with the $1,010.6 pay down of the Tranche A and B term loans, we recorded a charge to “loss on early extinguishment of debt” of $6.8 and $9.2 for the three and six months ended June 30, 2005, respectively, associated with the write-off of deferred financing fees related to the term loans.

Senior Notes

During the first quarter of 2005, we completed cash tender offers for $668.2 of the then outstanding principal amount of our 7.50% and 6.25% Notes (collectively the “Senior Notes”) due January 1, 2013 and June 15, 2011, respectively. The amount of the Senior Notes tendered exceeded the requisite consent thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes. During the second quarter of 2005, we redeemed $3.2 of the 7.5% Senior Notes.  In connection with the aforementioned tender offers and redemption, we recognized a “loss on early extinguishment of debt” of $0.1 and $85.4 in the three and six months ended June 30, 2005, respectively, which included premiums paid to tender the Senior Notes of $72.9 and the write-off of deferred financing costs related to the Senior Notes of $12.5.

Liquid Yield Option Notes

On February 6, 2001, we issued Liquid Yield Option (TM) notes (“LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represented an aggregate initial issue price including the over allotment exercised by the original purchaser of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021.

In February 2006, all but $0.2 (the fully accreted value at their maturity in 2021) of the LYONs were put to us and settled in cash for $660.2, their accreted value on such date. We financed the repurchase of the LYONs and the expected payment of the related tax recapture of $89.8, which is to be made in installments during 2006, with amounts borrowed against our $750.0 delayed draw term loan under our new senior credit facilities.  In June 2006, we repurchased the remaining outstanding LYONs.

(11)         FINANCIAL INSTRUMENTS

Interest Rate Swaps

During the first quarter of 2006, in connection with our borrowing against our variable delayed draw term loan (see Note 10), we entered into interest rate swap agreements to hedge the potential impact of increases in interest rates on that facility. These swaps, which we account for as cash flow hedges, have maturities through February 2010 and effectively converted $550.0 of the borrowing under the delayed draw term loan to fixed rates. These are amortizing interest rate swap agreements; therefore the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of June 30, 2006, the aggregate notional amounts of the interest rate swap agreements were $546.0 and the unrealized gain, net of tax, recorded in accumulated other comprehensive loss was $7.9. In addition, we have recorded a long-term asset of $12.8 to recognize the fair value of these interest rate swap agreements.

During the first quarter of 2005, we terminated all our previously held interest rate swap agreements for an aggregate cash payment of $13.3. In addition, we reclassified $15.8 from accumulated other comprehensive income to “loss on early extinguishment of debt” because the future interest rate payments hedged by the related swaps were no longer probable of occurring.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, and Chinese Yuan.

We generally enter into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on forecasted transactions denominated in foreign currencies. The majority of the underlying transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. As a result of these embedded derivatives these contracts do not qualify for hedge accounting treatment. Accordingly, the changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our consolidated financial statements for the three and six months ended June 30, 2006 and 2005.

At June 30, 2006 and December 31, 2005, we had FX forward contracts with maturities of generally no more than 18 months, and aggregate notional amounts of $131.5 and $153.9, respectively. The fair values of these contracts were $2.0 (recorded as a current asset) and $5.7 (recorded as current liability) at June 30, 2006 and December 31, 2005, respectively.  The fair values of the associated embedded derivatives were $1.9 (recorded as a current liability) and $5.9 (recorded as a current asset) at June 30, 2006 and December 31, 2005, respectively.

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and  account for such transactions as cash flow hedges. As of June 30, 2006, the unrealized gain, net of tax, recorded in accumulated other comprehensive loss was $1.4. We recorded current assets of $2.4 to recognize the fair value of these commodity contracts. We expect to reclassify the unrealized gains mentioned above to cost of products sold over the next 12 months as the hedged transactions occur. The amount of gain recognized during the three and six months ended June 30, 2006 related to the ineffectiveness of the hedges was insignificant.

(12)         SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth calculations used in the computation of basic and diluted income per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations for calculating basic income per share	$65.5	$(1.5)	$92.2	$(59.2)
Interest on convertible LYONs, net of tax	—	—	1.1	—
Income (loss) from continuing operations for calculating diluted income per share	$65.5	$(1.5)	$93.3	$(59.2)

Net income for calculating basic income per share	$110.3	$321.8	$132.0	$1,005.2
Interest on convertible LYONs, net of tax	—	—	1.1	—
Net income for calculating diluted income per share	$110.3	$321.8	$133.1	$1,005.2

Denominator:
Weighted-average shares outstanding used in basic income per share	58.744	74.285	59.354	74.420
Dilutive Securities—Employee stock options, restricted stock and restricted stock units	1.468	—	1.462	—
Conversion of convertible LYONs	—	—	1.958	—
Weighted average number of common and dilutive securities used for calculating diluted income per share	60.212	74.285	62.774	74.420

The total number of stock options that were not included in the computation of dilutive income per share because their exercise price was greater than the average market price of common shares was 7.5 and 8.1 for the three and six months ended June 30, 2006, respectively and 9.8 and 9.9 for the three and six months ended June 30, 2005, respectively.

The potential common stock equivalents (stock options, restricted stock and restricted stock units) excluded from the diluted earnings per share calculation due to their anti-dilutive effect were 1.169  and 1.018 for the three and six months ended June 30, 2005, respectively. Additionally, incremental shares of 9.820 associated with the conversion of LYONs have been excluded from the diluted income per share calculation for the three and six months ended June 30, 2005 as their impact was anti-dilutive.

Stock Based Compensation

Under the 2002 Stock Compensation Plan, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 5.8 of these shares were available for grant at June 30, 2006.

Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options, vest ratably over three years, and expire no later than 10 years from the date of grant. The option price per share may be no less than the fair market value of our common stock on the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired.  In May 2006, our 2002 Stock Compensation Plan was amended as of February 2006 to, among other things, provide that any future issuances of options under the plan will not have a reload option.

Restricted stock or restricted stock units may be granted to certain eligible employees in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and awards vest over three years. In addition, the restrictions lapse and the awards vest in the event of retirement, death or disability. The 2004 grants vest ratably. In December 2004, the Compensation Committee of the Board of Directors announced changes to our stock based employee compensation program. Under the announced changes, performance thresholds have been instituted for vesting of substantially all restricted stock and restricted stock units awarded in 2005 and future years. This vesting is based on SPX shareholder return versus the S&P 500 composite index. Pursuant to the terms of the plan, the awards will vest if the SPX shareholder return outperforms the S&P 500 composite index on an annual basis. In the event the award does not vest in any year, the SPX shareholder return versus the S&P 500 composite index for the cumulative periods will serve as the basis for vesting.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the recognition of compensation expense for share-based awards, including stock options, based on their grant date fair values. In addition, SFAS 123(R) specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). We adopted SFAS No. 123(R), using the modified-prospective method. Under that method, compensation cost recognized for the three and six months ended June 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), and (c) compensation cost related to the non-substantive vesting period approach for all applicable share-based awards granted subsequent to January 1, 2006. Results for prior periods have not been restated. In accordance with SFAS No. 123(R), total stock option expense was $0.2 for the six months ended June 30, 2006. We also recorded compensation expense related to restricted stock and restricted stock units of $8.5 and $17.7 for the three and six months ended June 30, 2006 and $7.2 and $12.5 for the three and six months ended June 30, 2005, respectively.

Prior to January 1, 2006, we applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost was reflected in net income (loss) for stock option awards as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. We recorded share-based expense for the restricted stock and restricted stock units using variable accounting based on the most current market price of our stock applied to the shares contingently issuable and amortized over a three-year period. We historically accounted for the retirement, death or disability vesting provision by recognizing compensation cost over the nominal vesting period and, if the employee retired, died or was disabled prior to the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement, death or disability. Upon adoption of SFAS No. 123(R), we changed our valuation technique to the Monte Carlo simulation model due to the fact that our restricted stock and restricted stock units contain a market condition. The Monte Carlo simulation model utilizes multiple input variables that determines the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 3, 2006:

	Weighted average expected stock price volatility	Annual expected dividend yield	Risk free interest rate	Stock Beta
SPX Corporation	36.33%	2.18%	4.37%	1.03
S&P 500 Composite Index	17.70%	n/a	4.37%	1.00

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

As a result of adopting SFAS 123(R), income from continuing operations before income taxes, income from continuing operations and net income for the three months ended June 30, 2006, were $2.0, $1.3 and $1.3 higher, respectively, and $2.5, $1.7 and $1.8 higher, respectively, for the six months ended June 30, 2006 than if we had continued to account for share-based compensation under APB No. 25. For the three months ended June 30, 2006, basic and diluted net income per share were both $0.02 higher than if we had continued to account for share-based compensation under APB No. 25, while for the six months ended June 30, 2006 they were both $0.03 per share higher. Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options and the vesting of restricted stock and restricted stock units as operating cash flows in our consolidated statements of cash flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with SFAS No. 123(R), which requires the cash flows resulting from tax benefits for deductions in excess of compensation cost recognized be classified as financing cash flows. During the first six months of 2006, $0.5 associated with excess tax benefits was classified as financing cash flows and included in “Proceeds from the exercise of employee stock options and other” within our condensed consolidated statements of cash flows.

The following table illustrates the pro forma effect on net loss from continuing operations and net income, in total and on a per share basis, for the three and six months ended June 30, 2005 had the fair value recognition provisions of SFAS No. 123 been applied to stock based employee compensation:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income—as reported	$321.8	$1,005.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect (1)	5.3	9.1
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(7.0)	(13.8)
Awards granted above market value	—	—
Net income—pro forma	$320.1	$1,000.5
Basic income per share of common stock:
Income per share—as reported	$4.33	$13.51
Income per share—pro forma	$4.31	$13.44
Diluted income per share of common stock:
Income per share—as reported	$4.33	$13.51
Income per share—pro forma	$4.31	$13.44
Basic loss per share of common stock from continuing operations:
Loss per share—as reported	$(0.02)	$(0.80)
Loss per share—pro forma	$(0.04)	$(0.86)
Diluted loss per share of common stock from continuing operations:
Loss per share—as reported	$(0.02)	$(0.80)
Loss per share—pro forma	$(0.04)	$(0.86)

(1)           Reflects expense, net of tax, related to restricted stock and restricted stock unit awards.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants in the six months ended June 30, 2006 and 2005.

The following table summarizes the stock option activity from January 1, 2006 through June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	12.965	$69.07
Exercised	(2.351)	40.98
Terminated	(0.221)	59.89
Outstanding at June 30, 2006	10.393	$75.62	3.4	$(204.4)

Options exercisable at June 30, 2006	10.393	$75.62	3.4	$(204.4)

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $23.5 and $3.3, respectively.

The following table summarizes the restricted stock and restricted stock unit activity from January 1, 2006 through June 30, 2006:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2006	1.576	$40.30
Granted	0.746	33.72
Vested	(0.563)	41.80
Forfeited	(0.083)	35.53
Outstanding at June 30, 2006	1.676	$37.27

Prior to our adoption of SFAS No. 123(R), unearned compensation associated with restricted stock and restricted stock units was reported as a separate component of stockholders’ equity. Under SFAS No. 123(R), the related amount is no longer presented as a separate component of stockholders’ equity and, as such, has been reclassified to “Paid-in-Capital” as of January 1, 2006. As of June 30, 2006, there was $46.4 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.4 years.

In conjunction with the sale of Vance in January 2006 (see Note 3), we modified the existing outstanding awards issued to 30 Vance employees by removing all restrictions associated with these 0.075 restricted stock units and accelerating the vesting period to the effective date of the modification. This modification resulted in 0.048 shares issued, 0.027 shares withheld related to the SPX minimum required tax withholdings and expense recorded of $1.6 as part of the loss on disposition.

Comprehensive Income

The components of comprehensive income were as follows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$110.3	$321.8	$132.0	$1,005.2
Foreign currency translation adjustments	28.1	(137.9)	35.5	(268.3)
Change in unrealized gains on qualifying cash flow hedges, net (1)	3.7	(4.1)	9.0	11.3
Minimum pension liability adjustment	—	2.8	—	2.8
Comprehensive income	$142.1	$182.6	$176.5	$751.0

(1)                                  The change in unrealized gain on qualifying cash flow hedges is net of a tax provision (benefit) of $2.3 and $(2.7) for the three months ended June 30, 2006 and 2005, respectively and net of a tax provision of $5.6 and $7.1 for the six months ended June 30, 2006 and 2005, respectively.

The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	June 30, 2006	December 31, 2005
Foreign currency translation adjustment	$173.2	$137.7
Unrealized gains on qualifying cash flow hedges, net of tax provision of $5.8 and $0.2, respectively	9.3	0.3
Minimum pension liability adjustment, net of tax benefit of $190.9	(311.8)	(311.8)
Accumulated other comprehensive loss	$(129.3)	$(173.8)

Common Stock in Treasury

During the first six months of 2006, we repurchased 7.3 shares of our common stock for total cash consideration of  $357.7, which included the settlement of shares which we had committed to repurchase as of December 31, 2005.  We record common stock repurchases based on the settlement date. In addition to the above repurchases, during the six months ended June 30, 2006, “Common Stock in Treasury” was impacted by $3.0 of common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

The 2006 common stock repurchases were conducted in accordance with the terms of written trading plans adopted under Rule 10b5-1 of the Securities and Exchange Commission.  In December 2005, we adopted a plan to facilitate the repurchase of up to 5.0 shares of our common stock (which was completed during the second quarter of 2006), and in May 2006 we adopted a new plan to facilitate the repurchase of an additional 2.5 shares of our common stock.  The covenants of our senior credit facilities contain certain restrictions on payment of dividends and the repurchase of common stock. Our repurchase program is consistent with, and allows for share repurchases up to the amount permitted by our new senior credit facilities.  Including the activity during July 2006, we have completed our repurchases under our 10b5-1 trading program announced in May 2006.

Shareholder Rights Plan

Our Shareholder Rights Agreement, together with the related preferred stock rights, expired by its terms on June 25, 2006.  Under the Shareholder Rights Agreement, each share of our common stock carried one preferred stock purchase right, which entitled the holder to certain rights upon the occurrence of certain events.

Dividends

The dividends declared during each of the first two quarters of 2006 and 2005 were $0.25 per share and totaled $15.0 and $14.8 in the first and second quarters of 2006 and $18.8 and $18.4 in the first and second quarters of 2005, respectively.

(13)         CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits, and contract, intellectual property, competitive claims, etc.) environmental matters, and risk management matters (e.g., product and general liability, workers’ compensation, etc.), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate.

This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations, and cash flows.  These accruals totaled $354.3 (including $267.0 for risk management matters) and $372.0 (including $269.3 for risk management matters) at June 30, 2006 and December 31, 2005, respectively.  Of these amounts, $275.4 and $275.3 are included in “Other long-term liabilities” within our condensed consolidated balance sheets, with the remainder in “Accrued expenses,” at June 30, 2006 and December 31, 2005, respectively.

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

On April 23, 2004, an additional class complaint seeking unspecified monetary damages, was filed in the same court on behalf of participants in our employee benefit plans, alleging breaches of the Employee Retirement Income Security Act of 1974 (“ERISA”) by us, our then general counsel and the Administrative Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan’s holding of our stock. On June 10, 2005, a first amended complaint was filed in the ERISA suit, adding as defendants certain current and former directors and Administrative Committee members. The first amended complaint generally tracks the factual allegations in the Securities Class Action. On July 25, 2005, we filed a motion to dismiss the amended ERISA complaint in its entirety. That motion is fully briefed for ruling by the District Court. On September 8, 2005, the plaintiffs moved the Court to certify the proposed class in the ERISA suit. We have opposed that motion and it is fully briefed for ruling by the District Court.

We believe that the allegations stated in the Securities Class Action and tag-along ERISA suit are without merit and intend to defend against them vigorously. We are currently unable to predict the outcome of these cases, although we believe our potential loss is likely to be within the limits of our coverage under our Directors’ and Officers’ insurance policies.

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract.  On June 8, 2006, we reached a settlement with VSI resolving this litigation.  Under the terms of the settlement, the lawsuit was dismissed with prejudice, neither party admitted any liability or wrongdoing, and we made a payment in the amount of $20.0 to VSI.  The charge associated with this payment has been included in “Other expense, net” within our condensed consolidated statements of operations.

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

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violation that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 67 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, there can be no assurance that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

In the case of contamination at offsite, non-owned facilities, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 27 sites at which the liability has not been settled, and only 15 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is immaterial.

In connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We account for these assumed liabilities in accordance with SFAS No. 5 “Accounting for Contingencies” and, therefore, record the liability when it is both probable and the amount can be reasonably estimated.  Due to the uncertainties previously described, we are unable to reasonably estimate the amount of possible additional losses associated with the resolution of these matters beyond what has been previously recorded.

In our opinion, after considering accruals established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows.

Risk Management Matters

We are primarily self-insured for product and general liability, workers’ compensation, and automobile costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by management and, are based on claims filed and estimates of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts.

Tax Contingencies and Other Tax Matters

In 1997, we, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and self-insurance liabilities associated with existing retiree medical, workers compensation, and key manager life insurance programs to a fully consolidated risk management company (“RMC”) in exchange for stock representing a minority interest in the RMC. Subsequently, we sold the minority interest in the RMC to a third party investor at fair market value, which resulted in a capital loss of $73.7 for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received on the sale of the stock. In 1998 and 1999, we entered into similar transactions designed to manage and reduce costs associated with certain healthcare and environmental liabilities. Those transactions resulted in tax losses of $84.8 and $40.9, respectively. In 2001, the Internal Revenue Service (“IRS”) indicated that it intended to challenge the tax treatment of these types of transactions.

In 2004, the IRS issued an examination report disallowing the capital loss claimed as a deduction on our 1997 tax return. We protested the disallowance to the Appeals Office of the IRS in June 2004.  If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest to date of approximately $12.9.  The IRS has proposed penalties with respect to the 1997 transaction of $10.3.  Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.

In July 2006, the IRS issued an examination report covering our 1998 to 2002 income tax returns.  As expected, the IRS disallowed the tax losses associated with the 1998 and 1999 transactions noted above.   We disagree with the disallowance and intend to file a protest with the Appeals Office of the IRS.  If the IRS ultimately prevails in its position with respect to the tax losses, our income tax due for 1998 and 1999 would increase by $45.8, plus net interest to date of approximately $15.9.  Thus far, the IRS has not proposed penalties with regard to the 1998 and 1999 transactions.

Also in 2004, the IRS issued an examination report with respect to the sale of Sealed Power Europe in 1997. Specifically, the IRS seeks to require recapture of certain foreign losses claimed as deductions on tax returns prior to 1997. If the IRS ultimately prevails in its position, the income tax due for 1997 would increase by approximately $6.9, plus net interest to date of approximately $3.5. We also protested this proposed adjustment to the Appeals Office of the IRS in June 2004.

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

3.               Pay the amount due and file suit in Federal District Court or the Federal Claims Court for a refund of the amounts paid.

We believe that our positions are well supported and disagree with the disallowances. If we are unable to resolve these matters with the Appeals Office of the IRS, we will make a decision as to which of the above three options we will pursue. In any event, we intend to aggressively contest these matters through applicable IRS and judicial procedures.

Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our estimate of the probable liability. While the resolution of these issues may result in tax liabilities that differ from the accruals established for these matters, we currently believe that the resolution will not have a material adverse effect on our financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As we are in the initial stages of the appeals process for any of the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

Upon the conclusion of our disposition activities discussed in Note 3 to these condensed consolidated financial statements, including the activity identified for the second quarter of 2006, we may recognize an additional income tax provision or benefit.  For the three and six months ended June 30, 2006, we recognized an income tax benefit of $40.4 and $43.4, respectively, associated with our disposition activities.  The determination of the income tax benefit or provision associated with our disposition activities is dependent upon, among other things, the structure of the related transactions.  As such, we may experience a material impact on our results of operations and cash flows in future periods if we are unable to complete our disposition activities in accordance with the anticipated structure of the related transactions.

As a result of the IRS examination report covering our 1998 to 2002 income tax returns, we have considered the uncertainties now resolved (other than the matter of protest discussed above) and reduced our income tax liabilities during the second quarter of 2006 by $42.3.  Our second quarter of 2006 effective tax rate on continuing operations of (30.0)% includes an income tax benefit of $34.7 associated with these matters.  The remainder of the $42.3 was recognized as an income tax benefit within discontinued operations ($2.9) and as a reduction of goodwill ($4.7).

Credit Risk

On October 8, 2005, Delphi Corporation (“Delphi”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Delphi is a customer within our Industrial Products and Services and Test and Measurement segments. Annual revenues derived from Delphi represent less than 2% of consolidated revenues, and we had approximately $4.0 of pre-petition bankruptcy accounts receivable due from Delphi at June 30, 2006. In July 2006, we sold $3.5 of these pre-petition bankruptcy accounts receivable for proceeds of $2.6.  As a result, we recorded a loss on our pre-petition bankruptcy accounts receivable from Delphi of $1.0 in the second quarter of 2006, which included $0.1 of costs to consummate the transaction.  This loss has been included in “Selling, general and administrative” within our condensed consolidated statements of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

In our 2005 Annual Report on Form 10-K, we outlined six key operating initiatives to improve operating income and margins. These key initiatives are:  Lean Manufacturing, Supply Chain Management, New Product Development, Information Technology Centralization, Organizational Development and Emerging Markets (most notably China). During the first six months of 2006, we continued to focus on these initiatives, which contributed to another period of quarter over quarter improvement in revenues and operating income and margin as described in the pages that follow. Throughout the remainder of 2006, we anticipate continued progress across all these key initiatives, which we expect will result in additional improvement in revenue and operating income and margins. In addition, our consolidated financial results for the second quarter of 2006 were impacted by the following significant transactions:

•                  In June 2006, we settled the lawsuit with VSI Holdings, Inc. (“VSI”) for $20.0, eliminating a significant contingent liability and the distraction of a prolonged trial.

•                  We recognized an income tax benefit of $34.7 in the second quarter of 2006 resulting principally from the settlement of certain matters relating to our 1998 to 2002 Federal income tax returns.

•                  During the second quarter of 2006, we completed repurchases under our previous 10b5-1 trading plan and adopted a new 10b5-1 trading plan enabling us to repurchase an additional 2.5 shares of our common stock.  During the quarter, we repurchased 2.1 shares of our common stock for $109.2, and have repurchased 7.3 shares for $357.7 during the first six months of 2006.

•                  In July 2006, we sold $3.5 of our pre-petition bankruptcy accounts receivable due from Delphi Corporation for proceeds of $2.6. As a result, we recorded a loss on such accounts receivable of $1.0 in the second quarter of 2006, which included $0.1 of costs to consummate the transaction.

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

Seasonality and Competition - Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Our boiler and heating and ventilation products businesses tend to be stronger during the third and fourth quarters, respectively, as customer demand is driven largely by seasonal weather patterns. Demand for cooling towers and related services is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Revenues for our service solutions business typically follow program launch timing for diagnostic systems and service equipment. In aggregate, our businesses generally tend to be stronger in the second half of the year.

Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all the same product lines or serve all of the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovations. These methods vary with the type of product sold. We believe we can compete effectively on the basis of each of these factors as they apply to the various products and services we offer.

Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions and divestitures, and a change in classification of certain sales program costs for periods in 2006. We believe that this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented as excluding the effect of currency fluctuations and acquisitions and dispositions, as well as changes in accounting classifications, and when read in conjunction with our revenues, presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three and six months ended June 30, 2006 and 2005, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	Three months ended				Six months ended
	June 30,				June 30,
	2006	2005	% Change		2006	2005	% Change
Revenues	$1,120.8	$1,026.9	9.1		$2,151.6	$1,975.7	8.9
Gross profit	301.5	269.8	11.7		563.1	510.3	10.3
% of revenues	26.9%	26.3%			26.2%	25.8%
Selling, general and administrative expense	223.6	204.0	9.6		435.0	398.9	9.0
% of revenues	20.0%	19.9%			20.2%	20.2%
Special charges, net	1.3	5.3	(75.5)		1.7	10.1	(83.2)
Other income (expense), net	(18.8)	(13.0)	44.6		(19.5)	(16.2)	20.4
Interest expense, net	(13.1)	(9.6)	36.5		(23.7)	(40.4)	158.7
Loss on early extinguishment of debt	—	(6.9)		*	—	(110.4)		*
Income (loss) from continuing operations before income taxes	40.9	27.4	49.3		75.6	(73.6)		*
Income tax benefit (provision)	15.1	(36.4)	(141.5)		(2.7)	2.6		*
Equity earnings in joint ventures	9.5	7.5	26.7		19.3	11.8	63.6
Income (loss) from continuing operations	65.5	(1.5)		*	92.2	(59.2)		*

Components of Consolidated Revenue Growth:
Organic Growth			7.3				8.5
Foreign Currency			0.6				(0.6)
Acquisitions and Other, Net (1)			1.2				1.0
Net Revenue Growth			9.1				8.9

*  Not meaningful for comparison purposes.

(1)  For both the three and six months ended June 30, 2006, Acquisitions and Other, Net included a reduction in revenues of 0.5% due to a change in classification of certain sales program costs.

Revenues — For the three and six months ended June 30, 2006, the increase in revenues compared to the respective 2005 periods was driven primarily by organic revenue growth.  For both periods, we continued to experience strong demand in the power, mining, and oil and gas markets serviced by businesses in our Flow Technology segment and for thermal services and repairs in Europe and dry cooling products in China within our Thermal Equipment and Services segment.  Growth in our Industrial Products and Services segment was led by strong demand for power transformers, laboratory equipment, and industrial and hydraulic tools, which were offset partially by the impact of lower volumes in our automotive components businesses.  Revenues for the three and six months ended June 30, 2006 also benefited from the fourth quarter of 2005 acquisition of CarTool GmbH (“CarTool”) in our Test and Measurement segment.

Gross profit — The increase in gross profit for the three and six months ended June 30, 2006 compared to the respective 2005 periods was primarily due to the revenue performance described above.  The following items favorably impacted gross profit as a percentage of revenues for the three and six months ended June 30, 2006 compared to the respective 2005 periods:

•                  The favorable impact of increased pricing and lean manufacturing initiatives within the Flow Technology segment.

•                  New product introductions, increased pricing, and favorable product mix associated with the portable cable and pipe locator lines, as well as certain other product lines, within our Test and Measurement segment.

•                  Pricing increases and/or favorable mix associated with the power transformer and industrial and hydraulic tools businesses within our Industrial Products and Services segment.

•                  Charges of $3.7 during the first quarter of 2005 associated with operating inefficiencies at a Canadian operation of our Flow Technology segment.

•                  Charges of $2.1 million during the second quarter of 2005 associated with an operation in France within our Thermal Equipment and Services segment.

The following items partially offset the 2006 increases in gross profit described above:

•                  Lower gross profit from our automotive components businesses within our Industrial Products and Services segment, as a result of the difficult conditions in the domestic automotive market.

•                  Higher pension and postretirement costs, primarily relating to our domestic pension plans.

•                  A reduction in warranty liabilities in the second quarter of 2005 of $4.7 for the boiler products business in our Thermal Equipment and Services segment as a result of a change in the related warranty program.

•                  A benefit within our Test and Measurement segment during the second quarter of 2005 of $2.4 relating to the reimbursement of excess charges by a freight company.

Selling, general and administrative (“SG&A”) expenses — For the three and six months ended June 30, 2006, the increase in SG&A expense was due primarily to increases in headcount and associated costs to support the organic growth of our segments, most notably within our Thermal Equipment and Services segment in support of our expansion into Asia and Europe.  Additionally, 2006 SG&A expense is higher than 2005 due to the following:

•                  Higher pension and postretirement costs, primarily relating to our domestic pension plans.

•                  Higher stock-based compensation costs as 2006 represents the third year of our restricted stock/restricted stock unit awards (i.e., three years of awards being amortized to earnings in 2006 compared to two years in 2005).

•                  A charge of $1.0 for the three months ended June 30, 2006 in the Industrial Products and Services segment associated with the sale of pre-petition bankruptcy receivables with Delphi Corporation (“Delphi”).

•                  A $2.8 write-down of accounts receivable in our Thermal Equipment and Services segment relating to an ongoing customer issue.

Special charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, sales, and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2006 and 2005.

Other income (expense), net — Other income (expense), net, for the three and six months ended June 30, 2006 was composed primarily of $20.0 in costs to settle the litigation with VSI.  See Note 13 to the condensed consolidated financial statements for the details associated with this matter.  During the three and six months ended June 30, 2005, legal and other settlement costs totaled $4.1 and $5.7, respectively.  The comparability of other income (expense), net was further impacted by the following:

•                  Income of $2.1 relating to life insurance death benefits that were received during the second quarter of 2006.

•                  Currency transaction losses of $0.9 and $1.8 for the three and six months ended June 30, 2006, respectively, compared to $10.0 and $15.1 for the three and six months ended June 30, 2005.

•                  The six months ended June 30, 2005 also included a reduction in liabilities of $2.8 associated with an environmental remediation site and gains of $1.9 associated with the sale of certain facilities.

Interest expense, net — Interest expense, net includes both interest expense and interest income.  The increase in interest expense, net, for the three months ended June 30, 2006 was primarily the result of higher average interest rates on outstanding debt during 2006.  Specifically, we redeemed the LYONs, which carried an interest rate of 2.75%, during the first half of 2006 and simultaneously became a borrower under our delayed draw term loan facility, which carries a higher interest rate than that associated with the LYONs.  The reduction in interest expense, net for the six months ended June 30, 2006 is due to the debt retirement activity during 2005.  Refer to the discussion of Liquidity and Financial Condition in our 2005 Annual Report on Form 10-K for details pertaining to our 2005 debt retirement activity.

Loss on early extinguishment of debt — For the three and six months ended June 30, 2005, we incurred a loss on the early extinguishment of debt that was comprised of the following: (1) premiums and fees paid for, and the write-off of deferred financing costs associated with, the redemption of the senior notes, (2) the write-off of deferred financing costs relating to the redemption of the term loans, and (3) the termination of the remaining interest rate protection agreements in connection with the pay-off of the term loans.  Refer to the discussion of Liquidity and Financial Condition for additional details.

Income tax benefit (provision) — For the three months ended June 30, 2006, we recorded an income tax benefit of $15.1 on $50.4 of pre-tax income from continuing operations (inclusive of equity earnings in joint ventures), resulting in an effective tax rate of (30.0)%.  This compares to an income tax provision for the three months ended June 30, 2005 of $36.4 on $34.9 of pre-tax income from continuing operations (inclusive of equity earnings in joint ventures), resulting in an effective tax rate of 104.3%.  The effective tax rate for the second quarter of 2006 was favorably impacted by a $34.7 income tax benefit, principally associated with the settlement of certain matters relating to our 1998 to 2002 income tax returns.  The effective tax rate for the second quarter of 2005 was unfavorably impacted by a high effective tax rate on certain foreign taxable income during the quarter.  We reassess the adequacy of income tax liabilities at the end of each reporting period, including the results of local, state, federal or foreign statutory audits and estimates or judgments used.

For the six months ended June 30, 2006, we recorded an income tax provision of $2.7 on $94.9 of pre-tax income from continuing operations (inclusive of equity earnings in joint ventures), resulting in an effective tax rate of 2.8%.  This compares to an income tax benefit in the first six months of 2005 of $2.6 on a $61.8 pre-tax loss from continuing operations (inclusive of equity earnings in joint ventures), resulting in an effective tax rate of 4.2%.  The effective tax rate for the first six months of 2006 was favorably impacted by the $34.7 income tax benefit noted above.  The effective tax rate for the first six months of 2005 was unfavorably impacted by a high effective tax rate on certain foreign taxable income during the second quarter of 2005.

Equity earnings in joint ventures — The increase in equity earnings in joint ventures for the three and six months ended June 30, 2006 was attributable to strong operational performance at our EGS Electrical Group, LLC (“EGS”) joint venture.  Additionally, in the first quarter of 2005, we recognized a charge of $4.6, representing an adjustment to the carrying value of our investment in EGS.

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

Tower — Sold for $2.5 in cash. During the fourth quarter of 2005, we recorded a charge, net of taxes, of $11.3 in order to reduce the net assets to be sold to their estimated net realized value. During the first quarter of 2006, we increased the net loss by $2.2 based on the proceeds received from the sale.

Vance — Sold for $70.6 in cash. During the third and fourth quarters of 2005, we recorded an aggregate charge, net of taxes, of $26.8 in order to reduce the net assets to be sold to their estimated net realizable value. During the first quarter of 2006, we increased the net loss by $2.9, primarily for expenses that were contingent upon the consummation of the sale, which included $1.6 due to the modification of the vesting period of restricted stock units that had been issued to Vance employees (see Note 12 to the condensed consolidated financial statements). During the second quarter of 2006, we reduced the net loss by $1.5 as a result of the favorable resolution of a contingent liability.

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

In addition to the Tower and Vance businesses discussed above, during the three and six months ended June 30, 2006, we recognized a net gain of $3.3 and $3.5, respectively, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Both of these figures reflect a $2.9 income tax benefit, principally associated with the settlement of certain matters relating to an Internal Revenue Service examination report covering our 1998 to 2002 income tax returns (see Note 13 to the condensed consolidated financial statements for additional information). Refer to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2005, along with any adjustments to the final gain or loss calculations recognized in 2005.

During the second quarter of 2006, we committed to a plan to divest a business within our Industrial Products and Services segment.  We are actively negotiating with a purchaser for this business and anticipate that the sale will be completed in the third or fourth quarter of 2006.  Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.  See Note 13 to the condensed consolidated financial statements for the tax implications associated with our disposition activities.

For the three and six months ended June 30, 2006 and 2005, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Income (loss) from discontinued operations	$4.4	$423.7	$(3.6)	$1,623.2
Income tax benefit (provision)	40.4	(100.4)	43.4	(558.8)
Income from discontinued operations, net	$44.8	$323.3	$39.8	$1,064.4

For the three and six months ended June 30, 2006 and 2005, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$38.2	$137.0	$77.1	$436.9

Pre-Tax Income	1.5	3.1	1.3	6.7

The major classes of assets and liabilities, excluding inter-company balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	June 30, 2006	December 31, 2005
Assets:
Cash and equivalents	$0.1	$4.0
Accounts receivable, net	29.2	57.6
Inventories, net	11.8	14.3
Other current assets	2.0	4.5
Net property, plant and equipment	10.5	11.3
Goodwill and intangibles, net	19.0	78.5
Other assets	0.2	0.6
Assets of discontinued operations	$72.8	$170.8

Liabilities:
Accounts payable	$13.7	$20.2
Accrued expenses and other	8.7	19.5
Deferred and other income taxes	10.5	17.4
Liabilities of discontinued operations	$32.9	$57.1

SEGMENT RESULTS OF OPERATIONS

The following unaudited information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented. See Note 4 to the condensed consolidated financial statements for a description of each of our reportable segments.

Non-GAAP Measures — Throughout the following discussion of segment results, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth is a non-GAAP financial measure, and is not a substitute for revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under Results of Continuing Operations.

Flow Technology

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	% Change	2006	2005	% Change
Revenues	$239.0	$223.5	6.9	$457.0	$425.5	7.4
Segment Income	34.6	24.1	43.6	62.6	42.5	47.3
% of revenues	14.5%	10.8%		13.7%	10.0%
Components of Segment Revenue Growth:
Organic Growth			5.9			8.3
Foreign Currency			1.0			(0.9)
Acquisitions			—			—
Net Segment Revenue Growth			6.9			7.4

Revenues— For the three and six months ended June 30, 2006, the increase in revenues was primarily due to organic revenue growth resulting from strong demand within the power, mining, oil and gas and dehydration markets, pricing improvements, and new product introductions.

Segment Income— For the three and six months ended June 30, 2006, segment income and margin were favorably impacted by the items noted above and operating leverage on organic revenue growth. In addition, during the first quarter of 2005 charges of $4.0 were incurred in connection with operating inefficiencies at a Canadian operation.

Test and Measurement

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	% Change	2006	2005	% Change
Revenues	$286.5	$280.2	2.2	$543.3	$526.5	3.2
Segment Income	41.5	34.5	20.3	65.5	53.7	22.0
% of revenues	14.5%	12.3%		12.1%	10.2%
Components of Segment Revenue Growth:
Organic (Decline) Growth			(2.5)			—
Foreign Currency			0.3			(0.8)
Acquisitions and Other, Net (1)			4.4			4.0
Net Segment Revenue Growth			2.2			3.2

 (1) For both the three and six months ended June 30, 2006, Acquisitions and Other, Net included a reduction in revenues of 1.7% and 1.8%, respectively, due to a change in classification of certain sales program costs.

Revenues— For the three and six months ended June 30, 2006, the increase in revenues was primarily due to the fourth quarter of 2005 acquisition of CarTool.  For the three months ended June 30, 2006, the organic decline was the result of timing of certain OEM program launches.

Segment Income— For the three and six months ended June 30, 2006, segment income and margin increased over the respective prior year periods due primarily to improved profitability in the portable cable and pipe locator product lines driven by new product introductions and favorable product mix.  Additionally, the acquisition of CarTool noted above contributed to the increase in segment income for the comparable periods.  Also impacting the comparability of segment income was a benefit in the second quarter of 2005 of $2.4 relating to the reimbursement of excess charges by a freight company.

Thermal Equipment and Services

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	% Change	2006	2005	% Change
Revenues	$309.7	$273.7	13.2	$592.8	$527.6	12.4
Segment Income	13.6	21.6	(37.0)	25.3	39.2	(35.5)
% of revenues	4.4%	7.9%		4.3%	7.4%
Components of Segment Revenue Growth:
Organic Growth			12.2			13.1
Foreign Currency			1.0			(0.7)
Acquisitions			—			—
Net Segment Revenue Growth			13.2			12.4

Revenues— For the three and six months ended June 30, 2006, the increase in revenues was primarily due to the organic revenue growth derived from the strong demand for thermal services and repairs in Europe and dry cooling products in Asia. This is consistent with our 2006 objective of expanding our products in these respective markets.

Segment Income— For the three and six months ended June 30, 2006, the incremental segment income resulting from the segment’s expansion in Asia and Europe was more than offset by a decline in profits in the segment’s boiler products and heating and ventilation businesses resulting from lower market volumes, unfavorable mix, and higher manufacturing costs.  Additionally, the following items impacted comparability of segment income:

•                  A $2.8 write-down of accounts receivable in the second quarter of 2006 relating to an ongoing customer issue.

•                  A reduction in warranty liabilities during the second quarter of 2005 of $4.7 for the boiler products business as a result of a change in the related warranty program.

•                  Charges of $3.3 million during the second quarter of 2005 associated with an operation in France.

Industrial Products and Services

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	% Change	2006	2005	% Change
Revenues	$285.6	$249.5	14.5	$558.5	$496.1	12.6
Segment Income	26.1	20.2	29.2	50.4	39.6	27.3
% of revenues	9.1%	8.1%		9.0%	8.0%
Components of Segment Revenue Growth:
Organic Growth			14.2			12.7
Foreign Currency			0.3			(0.1)
Acquisitions			—			—
Net Segment Revenue Growth			14.5			12.6

Revenues— For the three and six months ended June 30, 2006, the increase in revenues was due to organic revenue growth in the segment.  A large part of the organic growth was driven by strong demand for power transformers, laboratory equipment, and industrial and hydraulic tools.

Segment Income— For the three and six months ended June 30, 2006, the increase in segment income and margin is primarily due to the organic revenue growth described above, partially offset by the impact of difficult conditions within the domestic automotive market.  Additionally, during the second quarter of 2006, segment income was negatively impacted by a charge of $1.0 associated with the sale of pre-petition bankruptcy receivables with Delphi.

Corporate and Other Expenses

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	% Change	2006	2005	% Change
Total Consolidated Revenues	$1,120.8	$1,026.9	9.1	$2,151.6	$1,975.7	8.9
Corporate Expense	21.2	23.7	(10.5)	41.3	44.0	(6.1)
% of revenues	1.9%	2.3%		1.9%	2.2%
Stock-Based Compensation Expense	8.5	7.2	18.1	17.9	12.5	43.2
Pension and Postretirement Expense	12.0	7.3	64.4	24.1	15.0	60.7

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Horsham, PA information technology data center.  For the three and six months ended June 30, 2006, the decrease in corporate expense was primarily related to 2005 one-time relocation and other costs associated with moving certain corporate functions to our Charlotte, NC headquarters as well as higher professional fees in 2005 primarily associated with the implementation of the regulatory requirements of the Sarbanes-Oxley Act of 2002.  This decrease was partially offset by additional bonus expense in 2006 resulting from higher consolidated operating profits.

Stock-Based Compensation Expense — The increase in stock-based compensation expense was primarily the result of 2006 being the third year of our restricted stock/restricted stock unit awards (i.e., three years of awards being amortized to earnings in 2006 compared to two years in 2005), partially offset by the effect of adopting SFAS No. 123(R) in the first quarter of 2006. Had our stock-based compensation been calculated on the same basis as in 2005, our expense for the three and six months ended June 30, 2006 would have been $2.0 and $2.5 higher, respectively (see Note 12 to the condensed consolidated financial statements for details regarding our adoption of SFAS No. 123(R)).

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense for three and six months ended June 30, 2006 was primarily due to the amortization of deferred losses within our domestic pension plans associated with lower than projected returns on plan assets and lower interest rates.

OUTLOOK

The following table highlights our segment performance for the first six months of 2006 and the expectations for the remainder of 2006 based on information available on the date of this report. We define forecasted trends as follows: “Growth”—Future end market performance is expected to be above the prior year; “Flat”—Future end market performance is expected to be flat compared to the prior year; “Decline”—Future end market performance is expected to be below the prior year.

Segment	2006 Annual Forecasted Trend	Comments
Flow Technology	Growth

We expect the strong demand within the power, mining, and oil and gas markets to continue through 2006. In addition, we anticipate continued organic growth within the industrial markets served by our dehydration product lines.

Test and Measurement	Growth

We expect organic growth across the segment and revenue growth from our fourth quarter of 2005 acquisition of CarTool. We expect third quarter 2006 organic revenues to be particularly strong based on the timing of anticipated OEM program launches.

Thermal Equipment and Services	Growth

We expect organic growth to remain strong in 2006 based on demand for thermal services and repairs in Europe and dry cooling products in China. As of June 30, 2006 we had approximately $910.0 in backlog, with virtually all of this in our cooling equipment and services business.

Industrial Products and Services	Growth

We expect organic revenue growth to continue across the majority of the segment’s businesses, except for those impacted by the domestic automotive market, with the main driver being increases in volume.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended June 30, 2006 and 2005.

Cash Flow

	Six months ended June 30,
	2006	2005
Continuing Operations:
Cash flows used in operating activities	$(122.2)	$(30.7)
Cash flows from investing activities	24.9	2,665.3
Cash flows used in financing activities	(130.4)	(1,891.5)
Cash flows used in discontinued operations	(20.3)	(288.8)
Change in cash and equivalents due to changes in foreign currency exchange rates	5.5	(23.3)
Net change in cash and equivalents	$(242.5)	$431.0

Operating Activities—The primary factors contributing to the increase in cash used in operating activities during the first six months of 2006 as compared to the same period in 2005 were as follows:

•                  Accreted interest (since issuance) paid in connection with the LYONs redemption of $84.3. Unlike the zero coupon LYONs, the new credit facilities have interest paid quarterly.

•                  Income tax payments of approximately $45.0 resulting from the tax recapture associated with the LYONs redemption.

The above increases were partially offset by the following:

•                  Higher operating income in the first six months of 2006 versus the same period of 2005.

•                  A reduction in other interest payments (approximately $20.0 in the first six months of 2006 compared to $41.9 in the same period of 2005).

•                  Payments of $13.3 to terminate interest swap contracts during the first six months of 2005.

Investing Activities—The primary factors contributing to the decrease in cash from investing activities during the first six months of 2006 as compared to the same period in 2005 were as follows:

•                  Proceeds totaling $73.5 from the sale of the Vance and Tower businesses in the first six months of 2006 compared to $2,694.6 from the sale of various businesses in the first six months of 2005.

•                  A decrease in proceeds from other asset sales ($2.5 in the first six months of 2006 versus $10.3 during the same period of 2005).

•                  An increase in business acquisitions and investments ($14.1 in the first six months of 2006 versus $9.0 in the first six months of 2005).

Financing Activities— The primary factors contributing to the decrease in cash used in financing activities during the first six months of 2006 as compared to the same period in 2005 were as follows:

•                  During the first six months of 2005, we repaid $1,016.2 on our Tranche A and B term loans and repurchased senior notes, including premiums of $72.9, totaling $744.3.

•                  During the first six months of 2006, we borrowed $750.0 under the delayed draw term loan of our new senior credit facilities as a means of financing the redemption of the LYONs noted below.

•                  Proceeds from the exercise of stock options totaled $104.5 in the first six months of 2006 compared to $16.9 during the same period of 2005.

The above decreases were partially offset by the following:

•                  Principal payments of $576.0 in connection with the LYONs redemption.

•                  Repurchases of our common stock totaling $357.7 during the first six months of 2006 versus $81.7 during the same period in 2005.

Discontinued Operations— The primary factors contributing to the decrease in cash flows used in discontinued operations during the first six months of 2006 as compared to the same period in 2005 were as follows:

•                  Cash flows for the first six months of 2005 included tax payments of $248.8 associated with the sale of Bomag and EST.

•                  Cash flows for the first six months of 2005 included repayments by Bomag of $15.3 under its accounts payable financing program and approximately $19.0 of fees paid in connection with the disposition of certain businesses during the first six months of 2005 and in the fourth quarter of 2004.

Borrowings and Availability

Borrowings —The following table summarizes our debt transactions for the first six months of 2006. See Note 10 to the condensed consolidated financial statements for additional details regarding our 2006 debt activity.

		Accretion
	December 31, 2005	And Debt Assumption	Borrowings	Repayments	June 30, 2006
LYONs (1)	$658.6	$1.7	$—	$(660.3)	$—
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Delayed draw term loan	—	—	750.0	(5.0)	745.0
Other borrowings	80.3	5.0	—	(14.9)	70.4
Total Debt	788.4	$6.7	$750.0	(680.2)	864.9

Less: short-term debt	64.9				50.1
Less: current maturities of long-term debt	2.6				35.8
Total Long-term Debt	$720.9				$779.0

(1)             The LYONs are net of unamortized discount of $336.1 at December 31, 2005.

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of June 30, 2006 and December 31, 2005, the participating businesses had $12.9 and $15.7, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of June 30, 2006 and December 31, 2005, the participating businesses had $36.2 and $48.2, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Availability — At June 30, 2006, we had $353.4 of available borrowing capacity under our revolving credit facilities and $153.5 of available issuance capacity under our foreign trade facility after giving effect to $96.6 and $271.5, respectively, reserved for outstanding letters of credit. See Note 10 to these condensed consolidated financial statements along with the consolidated financial statements contained in our 2005 Annual Report on Form 10-K for additional information on our new senior credit facilities. Also, we have a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. We had $1.0 outstanding under this financing agreement at June 30, 2006.  In July 2006, we increased our borrowings under this facility to approximately $65.0 to meet short-term working capital needs.  We anticipate repaying these borrowings by the end of the third quarter of 2006.

We believe that current cash and equivalents, which totaled $337.6 at June 30, 2006, and our availability under our new senior credit facilities and existing trade receivable financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements, and required debt service.

Additionally, we have a shelf registration statement for 4.3 shares of common stock that may be issued for acquisitions. We also have a $1,000.0 shelf registration that may be used in connection with an offering of certain debt and/or equity securities for general corporate purposes or for the refinancing of existing debt. In addition, other financing instruments may be used from time to time, including, but not limited to, private placement instruments, operating leases, capital leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.

Financial Instruments

Interest Rate Swaps

In connection with our borrowing against our variable delayed draw term loan (see Note 10 to the condensed consolidated financial statements), we entered into interest rate swap agreements to hedge a significant portion of the potential impact of increases in interest rates on that facility. We are accounting for these swaps as cash flow hedges and have outstanding instruments with maturities through February 2010 that effectively convert $550.0 of the borrowing under the delayed draw term loan to fixed rates. These are amortizing interest rate swap agreements; therefore the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of June 30, 2006, the aggregate notional amounts of the interest rate swap agreements were $546.0 and the unrealized gain, net of taxes, recorded in accumulated other comprehensive loss was $7.9. In addition, we have recorded a long-term asset of $12.8 to recognize the fair value of these interest rate swap agreements.

During the first quarter of 2005, we terminated all our then outstanding interest rate swap agreements for an aggregate cash payment of $13.3. In addition, we reclassified $15.8 from accumulated other comprehensive income to “loss on early extinguishment of debt” because the future interest rate payments hedged by the related swaps were no longer probable of occurring.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, and Chinese Yuan.

We have entered into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on certain forecasted transactions denominated in foreign currencies. The majority of the underlying transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. As a result of these embedded derivatives these contracts do not qualify for hedge accounting treatment. Accordingly, the changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our consolidated financial statements for the three and six months ended June 30, 2006 and 2005.

At June 30, 2006 and December 31, 2005, we had FX forward contracts with maturities of generally no more than 18 months, and aggregate notional amounts of $131.5 and $153.9, respectively. The fair values of these contracts were $2.0 (recorded as a current asset) and $5.7 (recorded as current liability) at June 30, 2006 and December 31, 2005, respectively.  The fair values of the associated embedded derivatives were $1.9 (recorded as a current liability) and $5.9 (recorded as a current asset) at June 30, 2006 and December 31, 2005, respectively.

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and  account for such transactions as cash flow hedges. As of June 30, 2006, the unrealized gain, net of taxes, recorded in accumulated other comprehensive loss was $1.4, and we have recorded current assets of $2.4 to recognize the fair value of these commodity contracts. We expect to reclassify the unrealized gains mentioned above to cost of products sold over the next 12 months as the hedged transactions occur. The amount of gain recognized during the three and six months ended June 30, 2006 and 2005 related to the ineffectiveness of the hedges was not material.

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

In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” herein, “Risk Factors” in our Annual Report on Form 10-K and similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.

Other Matters

Contractual Obligations — Except for the debt transactions that occurred during the six months ended June 30, 2006, as noted elsewhere herein, there were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. Maturities of debt under the delayed draw term loan are $10.0, $37.5, $75.0, $112.5 and $510.0 in 2006, 2007, 2008, 2009 and 2010, respectively.

Pension Plans— The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The low long-term interest rates experienced over the last two years have contributed to a $297.3 underfunded status for our pension plans at December 31, 2005. Our non-funded pension plans accounted for $116.9 of the underfunded status at December 31, 2005. The updated measurement of the plans’ funded status will be determined in the fourth quarter of 2006 and will be affected by the performance of U.S. and foreign financial markets, performance of plan assets, and the level of market interest rates at December 31, 2006. Regardless of the outcome, at this time we do not expect that we will be required to make any cash contributions to our primary domestic pension plans in 2006. In April 2006, we made cash contributions of approximately $9.0 to our foreign plans, compared to approximately $19.0 in the second quarter of 2005. For the six months ended June 30, 2006, we recorded net pension expense of $17.6 compared to $9.0 for the six months ended June 30, 2005. There can be no assurance that future periods will include similar pension results or that regulatory mandated cash contributions will not be required.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2006 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” herein and in our Annual Report on Form 10-K and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.  The information presented below updates a risk factor that appeared in our Annual Report on Form 10-K to reflect the expiration of our Shareholder Rights Agreement, and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and, accordingly, we may not consummate a transaction that our shareholders consider favorable.

Provisions of our Certificate of Incorporation and By-laws may inhibit changes in our control not approved by our Board. These provisions include, for example: a staggered board of directors; a prohibition on shareholder action by written consent; a requirement that special shareholder meetings be called only by our Chairman, President or our Board; advance notice requirements for shareholder proposals and nominations; limitations on shareholders’ ability to amend, alter or repeal the By-laws; enhanced voting requirements for certain business combinations involving substantial shareholders; the authority of our Board to issue, without shareholder approval, preferred stock with terms determined in its discretion; and limitations on shareholders ability to remove directors. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could make it more costly and thus more difficult to gain control of us without the consent of our Board. In general, Section 203 prohibits us from engaging in a “business combination” with an “interested shareholder” (each as defined in Section 203) for at least three years after the time the person became an interested shareholder unless certain conditions are met.

These protective provisions could result in our not consummating a transaction that our shareholders consider favorable or discourage entities from attempting to acquire us, potentially at a significant premium to our then-existing stock price.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended June 30, 2006:

Period	Total number of shares purchased (3) (4)	Average price per share	Total number of shares purchased as part of a publicly announced plan or program (4)	Maximum number of shares that may yet be purchased under the plan or program

4/1/06-4/30/06	537,638	53.31	537,638	(1)

5/1/06-5/31/06	484,073	52.99	471,200	(1)

6/1/06-6/30/06 (2)	1,050,000	52.95	1,050,000	(1)

Total	2,071,711		2,058,838

(1)          On May 12, 2006, we adopted a new written trading plan under Rule 10b5-1 of the Securities and Exchange Act to facilitate the repurchase of up to 2.5 shares of our common stock in accordance with a new share repurchase program. The new repurchase program is consistent with, and allows for share repurchases up to the amount permitted by, our new senior credit facilities. See Note 10 to our condensed consolidated financial statements for further details.

(2)          The above amounts exclude 0.1 shares we had committed to purchase as of June 30, 2006, at an average share price of $55.65, which settled in July 2006 but were reflected as outstanding shares as of June 30, 2006.

(3)          Includes the surrender to us of 12,873 shares of common stock in May to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(4)          We record common stock repurchases based on the settlement date.

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 5, 2006, at which stockholders elected two directors with terms expiring and voted on other matters as outlined below.  The results of the voting for each item voted on by the stockholders were as follows:

Proposal 1:  Election of directors

Director	Term Expiring	For	Withheld
Sarah R. Coffin	2009	47,272,017	4,674,833
Christopher J. Kearney	2009	51,182,525	764,325

The following individuals continued as directors after the Annual Meeting of Stockholders:  Charles E. Johnson II, J. Kermit Campbell, Emerson U. Fullwood, Michael J. Mancuso and David P. Williams.

Proposal 2:  Amendment and restatement of our 2002 Stock Compensation Plan to optimize the deductibility of awards under that plan in accordance with Section 162(m) of the Internal Revenue Code

For	Against	Abstain
48,460,599	3,305,522	180,729

Proposal 3:  Adoption of an Executive Annual Incentive Plan to optimize the deductibility of bonus awards to executive officers in accordance with Section 162(m) of the Internal Revenue Code

For	Against	Abstain
48,896,268	2,301,185	749,397

Proposal 4:  Adoption of the 2006 Non-Employee Directors’ Stock Incentive Plan

For	Against	Abstain	Non-Votes
30,609,238	15,739,626	724,908	4,873,078

Proposal 5:   A proposal offered by a shareholder of SPX

For	Against	Abstain	Non-Votes
21,977,331	24,726,361	370,080	4,873,078

Proposal 6:  Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent public accountants in 2006

For	Against	Abstain
51,294,890	487,606	164,354

ITEM 6. Exhibits

*10.1

2002 Stock Compensation Plan (As Amended and Restated) (incorporated herein by reference to Appendix C of the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, filed April 3, 2006).

*10.2	Executive Annual Incentive Plan (incorporated herein by reference to Appendix D of the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, filed April 3, 2006).
*10.3

2006 Non-Employee Directors’ Stock Incentive Plan (incorporated herein by reference to Appendix E of the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, filed April 3, 2006).

10.4

Amendment, dated June 16, 2006, to the Credit Agreement among SPX Corporation, The Bank of Nova Scotia, Bank of America, N.A., Wachovia Bank, National Association, The Bank of Nova Scotia, Deutsche Bank AG, JPMorgan Chase Bank, N.A. and the lenders party thereto, dated as of November 18, 2005.

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

SPX CORPORATION
(Registrant)

Date: August 4, 2006	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: August 4, 2006	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

*10.1

2002 Stock Compensation Plan (As Amended and Restated) (incorporated herein by reference to Appendix C of the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, filed April 3, 2006).

*10.2	Executive Annual Incentive Plan (incorporated herein by reference to Appendix D of the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, filed April 3, 2006).
*10.3

2006 Non-Employee Directors’ Stock Incentive Plan (incorporated herein by reference to Appendix E of the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, filed April 3, 2006).

10.4

Amendment, dated June 16, 2006, to the Credit Agreement among SPX Corporation, The Bank of Nova Scotia, Bank of America, N.A., Wachovia Bank, National Association, The Bank of Nova Scotia, Deutsche Bank AG, JPMorgan Chase Bank, N.A. and the lenders party thereto, dated as of November 18, 2005.

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