Form 10-Q
period 2006-09-30
SPX CORP
filed 2006-11-02
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer ☒                       Accelerated Filer ☐                      Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Common shares outstanding October 27, 2006   57,384,721

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and equivalents	$335.8	$576.2
Accounts receivable, net	987.0	892.1
Inventories, net	510.0	439.8
Other current assets	75.9	72.5
Deferred income taxes	171.1	40.8
Assets of discontinued operations	277.2	477.2
Total current assets	2,357.0	2,498.6
Property, plant and equipment:
Land	29.0	26.5
Buildings and leasehold improvements	196.9	190.2
Machinery and equipment	519.6	483.9
	745.5	700.6
Accumulated depreciation	(392.1)	(355.3)
Net property, plant and equipment	353.4	345.3
Goodwill	1,716.3	1,688.0
Intangibles, net	426.8	424.2
Other assets	364.3	350.3

TOTAL ASSETS	$5,217.8	$5,306.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$500.3	$479.6
Accrued expenses	748.1	665.3
Income taxes payable	219.2	161.7
Short-term debt	34.9	64.9
Current maturities of long-term debt	36.3	2.6
Liabilities of discontinued operations	102.8	126.0
Total current liabilities	1,641.6	1,500.1

Long-term debt	765.7	714.1
Deferred and other income taxes	225.2	323.0
Other long-term liabilities	676.5	656.1
Total long-term liabilities	1,667.4	1,693.2

Minority interest	2.5	1.9

Shareholders’ equity:
Common stock	950.6	920.8
Paid-in capital	1,142.0	1,084.8
Retained earnings	1,681.8	1,642.0
Unearned compensation	—	(55.3)
Accumulated other comprehensive loss	(121.5)	(173.8)
Common stock in treasury	(1,746.6)	(1,307.3)
Total shareholders’ equity	1,906.3	2,111.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,217.8	$5,306.4

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$1,055.6	$961.6	$3,051.7	$2,774.3
Costs and expenses:
Cost of products sold	749.7	694.4	2,200.7	2,018.8
Selling, general and administrative	212.2	191.3	637.9	582.1
Intangible amortization	2.8	3.5	10.4	11.4
Special charges, net	2.9	(5.4)	4.6	4.7
Operating income	88.0	77.8	198.1	157.3

Other income (expense), net	0.2	—	(19.3)	(16.1)
Interest expense	(16.0)	(10.1)	(46.2)	(57.4)
Interest income	2.1	5.3	9.0	12.2
Loss on early extinguishment of debt	—	—	—	(110.4)
Income (loss) from continuing operations before income taxes	74.3	73.0	141.6	(14.4)

Income tax provision	(32.4)	(20.8)	(31.9)	(13.1)
Equity earnings in joint ventures	8.9	1.1	28.2	12.9
Income (loss) from continuing operations	50.8	53.3	137.9	(14.6)

Income from discontinued operations, net of tax	1.1	0.7	7.0	14.1
Gain (loss) on disposition of discontinued operations, net of tax	(100.0)	(16.6)	(61.0)	1,043.1
Income (loss) from discontinued operations	(98.9)	(15.9)	(54.0)	1,057.2

Net income (loss)	$(48.1)	$37.4	$83.9	$1,042.6

Basic income (loss) per share of common stock
Income (loss) from continuing operations	$0.89	$0.75	$2.35	$(0.20)
Income (loss) from discontinued operations	(1.74)	(0.22)	(0.92)	14.43

Net income (loss) per share	$(0.85)	$0.53	$1.43	$14.23

Weighted average number of common shares outstanding — basic	56.899	70.981	58.528	73.261

Income (loss) from continuing operations for diluted income (loss) per share	$50.8	$56.0	$139.0	$(14.6)
Net income (loss) for diluted income per share	$(48.1)	$40.1	$85.0	$1,042.6
Diluted income (loss) per share of common stock
Income (loss) from continuing operations	$0.87	$0.68	$2.27	$(0.20)
Income (loss) from discontinued operations	(1.69)	(0.19)	(0.88)	14.43

Net income (loss) per share	$(0.82)	$0.49	$1.39	$14.23

Weighted average number of common shares outstanding — diluted	58.398	81.825	61.323	73.261

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended September 30,
	2006	2005
Cash flows from (used in) operating activities:
Net income	$83.9	$1,042.6
Less: Income (loss) from discontinued operations, net of tax	(54.0)	1,057.2
Income (loss) from continuing operations	137.9	(14.6)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities
Special charges, net	4.6	4.7
Loss on early extinguishment of debt	—	110.4
Deferred and other income taxes	25.5	(12.3)
Depreciation and amortization	53.8	53.5
Accretion of LYONs	1.7	13.5
Pension and other employee benefits	47.9	39.5
Stock-based compensation	24.9	21.0
Other, net	2.6	20.3
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	(99.6)	(34.7)
Inventories	(64.3)	(21.6)
Accounts payable, accrued expenses, and other	(9.9)	(123.5)
Payments to terminate interest rate swap contracts	—	(13.3)
Taxes paid on LYONs tax recapture	(67.5)	—
Accreted interest paid on LYONs repurchase (accreted since issuance date)	(84.3)	(1.9)
Net cash from (used in) continuing operations	(26.7)	41.0
Net cash from(used in) discontinued operations	4.1	(375.8)
Net cash used in operating activities	(22.6)	(334.8)
Cash flows from (used in) investing activities:
Proceeds from sales of discontinued operations, net of cash sold	73.5	2,706.6
Proceeds from other asset sales	16.3	41.2
Business acquisitions and investments, net of cash acquired	(14.1)	(9.0)
Capital expenditures	(41.9)	(23.3)
Net cash from continuing operations	33.8	2,715.5
Net cash used in discontinued operations	(17.4)	(24.9)
Net cash from investing activities	16.4	2,690.6
Cash flows from (used in) financing activities:
Repayments of Tranche A and B term loans	—	(1,016.2)
Repurchases of senior notes (includes premiums paid of $72.9)	—	(744.5)
Borrowings under delayed draw term loan	750.0	—
Repayments under delayed draw term loan	(10.0)	—
Repurchase of LYONs principal	(576.0)	—
Borrowings under trade receivable agreement (Note 10)	114.0	—
Repayments under trade receivable agreement (Note 10)	(114.0)	—
Net repayments under other financing arrangements	(31.1)	(36.0)
Purchases of common stock	(436.3)	(342.5)
Proceeds from the exercise of employee stock options and other	107.5	27.9
Financing fees paid	(0.4)	—
Dividends paid	(45.6)	(55.8)
Net cash used in continuing operations	(241.9)	(2,167.1)
Net cash used in discontinued operations	(1.0)	(18.0)
Net cash used in financing activities	(242.9)	(2,185.1)
Change in cash and equivalents due to changes in foreign currency exchange rates	4.8	(21.8)
Net change in cash and equivalents	(244.3)	148.9
Consolidated cash and equivalents, beginning of period (includes cash from discontinued operations of $4.0 and $7.3, respectively)	580.2	586.4
Consolidated cash and equivalents, end of period	$335.9	$735.3

Cash and equivalents of continuing operations	$335.8	$731.2
Cash and equivalents of discontinued operations	$0.1	$4.1

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

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. Our only significant investment that we account for under the equity method is our 44.5% interest in the EGS Electrical Group, LLC (“EGS”) joint venture. EGS’s revenues and our equity earnings from our investment in EGS totaled $120.0 and $102.9 and $8.7 and $0.5 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, EGS’s revenue and our equity earnings from our investment in EGS totaled $360.1 and $314.0 and $27.7 and $12.1, respectively.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2005 Annual Report on Form 10-K. Interim results are not necessarily indicative of expected results for a full year. We have reclassified certain prior year amounts to conform to current year presentation, including the results of discontinued operations. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 for information on discontinued operations).

We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first, second and third quarters of 2006 were April 1, July 1 and September 30, compared to April 2, July 2 and October 1 for 2005, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2006 and will have one additional day in the fourth quarter of 2006 when compared to the respective 2005 periods.

(2)           NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 amends the previous guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 effective January 1, 2006 and it did not have a significant impact on our consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable and also states that the correction of an error in previously issued financial statements is not an accounting change. The standard is effective for fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No.’s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the impact SFAS No. 155 could have on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. We are currently evaluating the impact EITF 06-03 could have on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact SFAS No. 157 could have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires the recognition of the funded status of pension plans as well as expanded disclosure. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. We are currently evaluating the impact SFAS No. 158 could have on our consolidated financial statements. The adoption of SFAS No. 158 will not impact our compliance with the covenant provisions of our senior credit facilities.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial statements.

(3)           ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

There were no material acquisitions during the first nine months of 2006 or 2005.

Discontinued Operations

We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. The following businesses, which have been sold as of September 30, 2006 met these requirements and therefore have been reported as discontinued operations for the periods presented.

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

Tower — Sold for $2.5 in cash. During the fourth quarter of 2005, we recorded a charge, net of taxes, of $11.3 in order to reduce the net assets to be sold to their estimated net realized value. During the first quarter of 2006, we increased the net loss by $2.2 based on the proceeds received from the sale. During the third quarter of 2006, we reduced the net loss by $2.7 primarily as a result of the expected settlement of the working capital associated with the transaction.

Vance — Sold for $70.6 in cash. During the third and fourth quarters of 2005, we recorded a net charge of $26.8 in order to reduce the net assets to be sold to their estimated net realizable value. During the first quarter of 2006, we increased the net loss by $2.9, primarily for expenses that were contingent upon the consummation of the sale, which included $1.6 due to the modification of the vesting period of restricted stock units that had been issued to Vance employees (see Note 12). During the second quarter of 2006, we reduced the net loss by $1.5 as a result of the favorable resolution of a contingent liability.

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

In addition to the Tower and Vance businesses discussed above, during the nine months ended September 30, 2006, we recognized a net gain of $3.6, resulting from adjustments to gains/losses on sales from previously discontinued businesses. The $3.6 recorded during the nine months ended September 30, 2006 includes a $2.9 income tax benefit, principally associated with the settlement of certain matters relating to an Internal Revenue Service examination report covering our 1998 to 2002 income tax returns (see Note 13). Refer to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2005, along with any adjustments to the final gain or loss calculations recognized in 2005.

During the second quarter of 2006, we committed to a plan to divest our loading dock products business within our Industrial Products and Services segment. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements. In October 2006, we sold the business for cash proceeds of $43.5. We do not expect the gain resulting from the sale to be material to our fourth quarter results of operations.

During the third quarter of 2006, we committed to a plan to divest an automotive components business within our Industrial Products and Services segment. We are actively pursuing the sale of this business and anticipate that the sale will be completed in the first half of 2007. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements. As a result of this planned divestiture, we recorded a charge of $102.7 during the third quarter of 2006 to “loss on disposition of discontinued operations, net of tax” in order to reduce the net assets to be sold to their estimated net realizable value.

For the three and nine months ended September 30, 2006 and 2005, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Income (loss) from discontinued operations	$(96.5)	$(16.2)	$(91.7)	$1,621.0
Income tax (provision) benefit	(2.4)	0.3	37.7	(563.8)
Income (loss) from discontinued operations, net	$(98.9)	$(15.9)	$(54.0)	$1,057.2

For the three and nine months ended September 30, 2006 and 2005, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$102.6	$168.4	$335.2	$768.3

Pre-Tax Income	1.7	8.3	11.4	28.6

The major classes of assets and liabilities, excluding inter-company balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are shown below:

	September 30, 2006	December 31, 2005
Assets:
Cash and equivalents	$0.1	$4.0
Accounts receivable, net	72.8	100.2
Inventories, net	23.1	27.6
Other current assets	14.8	13.7
Net property, plant and equipment	132.4	130.6
Goodwill and intangibles, net	32.7	196.7
Other assets	1.3	4.4
Assets of discontinued operations	$277.2	$477.2

Liabilities:
Accounts payable	$48.2	$61.0
Accrued expenses and other	23.3	28.4
Short term debt	1.8	—
Deferred and other income taxes	25.1	29.4
Long term debt and other	4.4	7.2
Liabilities of discontinued operations	$102.8	$126.0

(4)           BUSINESS SEGMENT INFORMATION

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services in over 20 countries. We offer a diverse collection of products, which include, but are not limited to, valves, fluid handling equipment, metering and mixing solutions, air filtration products, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation, automotive service and power generation.

We have aggregated our operating segments into four reportable segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The factors considered in determining our aggregated segments were the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, and distribution methods. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expenses, stock-based compensation expense and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

Flow Technology

Our Flow Technology segment designs, manufactures, and markets solutions and products that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications and airflow treatment systems. Our Flow Technology businesses focus on innovative, highly engineered new product introductions and expansion from products to systems and services to create total customer solutions. The segment continues to focus on initiatives such as a global ERP system implementation and lean manufacturing improvements.

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

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures, and services cooling, heating, and ventilation products for markets throughout the world. Products for the segment include dry, wet, and hybrid cooling systems, cooling towers, and air-cooled condensers for the power generation, refrigeration, HVAC, and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade, and modernize power stations. The segment continues to focus on expanding its global reach, including expanding its dry cooling, heating, and ventilation presence in Asia, as well as increasing thermal components and service offerings, particularly in Asia and Europe.

Industrial Products and Services

Our Industrial Products and Services segment designs, manufactures and markets power systems, industrial tools and hydraulic units, filters primarily for the automotive industry, precision machine components for the aerospace industry, and television broadcast antenna systems.

Corporate Expenses

Corporate expenses generally relate to the cost of our Charlotte, NC corporate headquarters and our Horsham, PA information technology center.

Financial data for our business segments, including the results of businesses acquired from the respective dates of acquisition, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues (1):
Flow Technology	$234.7	$211.6	$691.7	$637.1
Test and Measurement	276.7	251.8	820.0	778.3
Thermal Equipment and Services	337.9	320.9	930.7	848.5
Industrial Products and Services	206.3	177.3	609.3	510.4
Total Revenues	$1,055.6	$961.6	$3,051.7	$2,774.3

Segment Income:
Flow Technology	$34.6	$25.5	$97.2	$68.0
Test and Measurement	43.8	33.6	109.3	87.3
Thermal Equipment and Services	34.7	33.6	60.0	72.8
Industrial Products and Services	24.5	17.9	65.7	43.0
Total Segment Income	137.6	110.6	332.2	271.1

Corporate Expenses	28.8	21.9	70.1	65.9
Pension and Postretirement Expense	10.9	7.8	34.5	22.2
Stock Based Compensation Expense	7.0	8.5	24.9	21.0
Special Charges, net	2.9	(5.4)	4.6	4.7

Consolidated Operating Income	$88.0	$77.8	$198.1	$157.3

(1)             Under the percentage of completion method, we recognized revenues of $242.3 and $235.6 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, revenues under the percentage of completion method were $637.8 and $553.9, respectively.

(5)           SPECIAL CHARGES

Special charges, net, for the nine months ended September 30, 2006 included the following:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write Downs	Total Special Charges

Flow Technology	$0.3	$1.3	$—	$—	$1.6
Test and Measurement	0.5	0.5	—	0.3	1.3
Thermal Equipment and Services	—	(0.2)	0.7	(0.2)	0.3
Industrial Products and Services	—	—	—	—	—
Corporate	—	—	—	1.4	1.4
Total	$0.8	$1.6	$0.7	$1.5	$4.6

Flow Technology segment - We recorded special charges of $1.6 in the first nine months of 2006 relating to costs associated with exit activities at a facility in St. Paul, NC ($1.2) and costs relating to previously announced reorganization of a Netherlands operation and exit activities at two locations in the United Kingdom ($0.4). Of these charges, $0.3 was recorded in the third quarter of 2006.

Test and Measurement segment – We recorded special charges of $1.3 in the third quarter of 2006 relating primarily to employee termination and lease holding costs associated with the closure of manufacturing facilities in Miramar, FL and Novi, MI.

Thermal Equipment and Services segment - We recorded special charges of $0.3 in the first nine months of 2006 relating to a previously announced facility consolidation effort, partially offset by a credit of $0.1 in the third quarter of 2006.

Corporate – We recorded a special charge of $1.4 in the third quarter of 2006 relating to an impairment charge for the planned divestiture of an idle facility.

At September 30, 2006, $3.9 of restructuring liabilities remained on the condensed consolidated balance sheet.

Special charges, net, for the nine months ended September 30, 2005 include the following:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Gain on Sale of Assets	Total Special Charges
Flow Technology	$(0.1)	$0.8	$—	$0.1	$—	$0.8
Test and Measurement	0.9	2.4	—	0.9	—	4.2
Thermal Equipment and Services	1.5	2.4	0.5	0.4	—	4.8
Industrial Products and Services	0.3	0.7	—	—	(7.9)	(6.9)
Corporate	0.1	0.7	(0.1)	1.1	—	1.8
Total	$2.7	$7.0	$0.4	$2.5	$(7.9)	$4.7

Flow Technology segment – We recorded $0.8 of special charges for the first nine months of 2005 related primarily to restructuring actions initiated in 2004. Of these charges, $0.4 was recorded in the third quarter of 2005.

Test and Measurement segment – We recorded special charges of $4.2 for the first nine months of 2005 related primarily to employee termination and lease holding costs associated with the closures of a warehouse facility in Miramar, FL and a manufacturing facility in the United Kingdom that totaled $2.2 and an asset impairment charge of $1.0 relating to the divestiture of a facility in the United Kingdom. Of these charges, $0.7 was recorded in the third quarter of 2005.

Thermal Equipment and Services segment – We recorded $4.8 of charges for the first nine months of 2005 related primarily to workforce reductions associated with facility consolidations and closures. Within our boiler products business, we recorded employee benefit costs associated with our previously announced closure of manufacturing activities at our Benton Harbor, MI facility and relocation of certain manufacturing operations from our Michigan City, IN facility to our new Eden, NC facility. These restructuring actions resulted in $2.5 of employee termination and facility consolidation costs during the first nine months of 2005. Within our cooling businesses, we recognized $2.3 of special charges related primarily to employee termination and other costs associated with business integration efforts in Germany that were initiated in the fourth quarter of 2004. Of these charges, $0.2 was recorded in the third quarter of 2005.

Industrial Products and Services segment – We recorded a net credit of $(6.9) for the first nine months of 2005 related primarily to a third quarter gain of $7.9 relating to the sale of land in Milpitas, CA, resulting from the finalization of a previously initiated restructuring action. This was partially offset by charges of $1.0 relating primarily to employee and lease termination costs associated with the closure of facilities in Tempe, AZ and Watertown, WI. Charges for the third quarter of 2005, exclusive of the $7.9 gain noted above, totaled $0.1.

Corporate – We recorded $1.8 of charges for the first nine months of 2005 related primarily to the future lease costs for two administrative facilities that were closed during the first quarter of 2005, relocation costs for certain employees from these facilities to our headquarters in Charlotte, NC, and a third quarter of 2005 asset impairment charge of $1.1 relating to the planned divestiture of a facility in Newtown, CT.

 (6)          INVENTORIES

Inventories consisted of the following amounts:

	September 30, 2006	December 31, 2005
Finished goods	$161.5	$129.0
Work in process	140.1	104.8
Raw material and purchased parts	228.0	222.5
Total FIFO cost	529.6	456.3
Excess of FIFO cost over LIFO inventory value	(19.6)	(16.5)
Total inventories	$510.0	$439.8

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 50% of total inventories at September 30, 2006 and December 31, 2005. All other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $7.7 and $10.4 at September 30, 2006 and December 31, 2005, respectively.

(7)           GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, are as follows:

	December 31, 2005	Goodwill resulting from business combinations	Foreign Currency Translation and other (1)	September 30, 2006
Flow Technology	$402.6	$—	$6.7	$409.3
Test and Measurement	391.0	—	(0.7)	390.3
Thermal Equipment and Services	589.0	9.7	13.5	612.2
Industrial Products and Services	305.4	—	(0.9)	304.5
Total	$1,688.0	$9.7	$18.6	$1,716.3

(1)             Includes adjustments resulting from acquisitions completed not more than one year prior to the date of adjustment and adjustments to tax positions considered uncertain at the date of the acquisition.

Other Intangibles

	September 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patents	$35.4	$(22.0)	$13.4	$28.5	$(18.1)	$10.4
Technology	26.1	(5.5)	20.6	26.4	(5.2)	21.2
Customer Relationships	67.0	(8.4)	58.6	63.5	(6.0)	57.5
Other	26.5	(10.3)	16.2	27.0	(8.3)	18.7
	155.0	(46.2)	108.8	145.4	(37.6)	107.8
Trademarks with indefinite lives	318.0	—	318.0	316.4	—	316.4
Total	$473.0	$(46.2)	$426.8	$461.8	$(37.6)	$424.2

Estimated annual amortization expense related to these intangible assets is $13.8 in 2006, $14.3 in 2007, $11.2 in 2008, $7.3 in 2009, and $7.0 in 2010.

At September 30, 2006, intangible assets with determinable lives were primarily associated with the Test and Measurement ($63.0) and Thermal Equipment and Services ($36.0) segments. Trademarks with indefinite lives were associated with the following segments:  $103.3 in the Flow Technology segment, $68.3 in the Test and Measurement segment, $131.4 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

Consistent with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” we monitor impairment indicators across all our reporting units, including, but not limited to, Air Filtration, Dehydration and Waukesha Electric Systems businesses. Due to the impairment charge recorded for Air Filtration during 2005, the carrying value of the assets and liabilities of this business was comparable to its estimated fair value as of the respective testing dates. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

(8)           WARRANTY

The following is an analysis of our product warranty accrual for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,
	2006	2005
Balance at beginning of period	$51.1	$56.4
Acquisitions (divestitures), net	(0.1)	(2.2)
Provisions, net	21.8	14.0
Usage	(19.3)	(16.6)
Balance at end of period	$53.5	$51.6

(9)           EMPLOYEE BENEFIT PLANS

Components of our net periodic benefit cost for our pension and postretirement plans include the following for the respective periods:

Domestic Pension Plans

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$2.0	$1.8	$6.4	$5.9
Interest cost	15.6	16.4	49.0	49.3
Expected return on plan assets	(19.9)	(21.0)	(60.3)	(64.4)
Amortization of unrecognized losses	8.9	6.5	27.3	19.1
Amortization of unrecognized prior service cost	(0.1)	—	(0.3)	—
Net periodic benefit cost	$6.5	$3.7	$22.1	$9.9

Foreign Pension Plans

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$0.7	$0.4	$2.1	$1.2
Interest cost	3.1	3.0	9.1	8.9
Expected return on plan assets	(3.6)	(2.9)	(10.7)	(8.6)
Amortization of unrecognized losses	0.6	0.6	1.8	1.8
Net periodic benefit cost	$0.8	$1.1	$2.3	$3.3

Postretirement Plans

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$—	$—	$0.1	$—
Interest cost	2.6	2.6	7.6	7.7
Amortization of unrecognized losses	1.3	0.8	3.3	2.3
Amortization of unrecognized prior service cost	(0.3)	(0.4)	(0.9)	(1.0)
Net periodic benefit cost	$3.6	$3.0	$10.1	$9.0

During the nine months ended September 30, 2006, we made contributions of approximately $9.0 to our foreign plans. Our estimates of full-year 2006 required employer contributions to our employee benefit plans have not changed significantly from those disclosed in the consolidated financial statements contained in our 2005 Annual Report on Form 10-K.

(10)         INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the nine months ended September 30, 2006:

		Accretion
	December 31, 2005	And Debt Assumption	Borrowings	Repayments	September 30, 2006
LYONs (1)	$658.6	$1.7	$—	$(660.3)	$—
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Delayed draw term loan	—	—	750.0	(10.0)	740.0
Other borrowings (2)	73.5	5.0	114.0	(145.1)	47.4
Total Debt	781.6	$6.7	$864.0	$(815.4)	836.9

Less: short-term debt	64.9				34.9
Less: current maturities of long-term debt	2.6				36.3
Total Long-term Debt	$714.1				$765.7

(1)    The LYONs are net of unamortized discount of $336.1 at December 31, 2005.

(2)    During the nine months ended September 30, 2006, we had gross borrowings and repayments of $114.0 under our trade receivables financing agreement. The maximum outstanding balance under this financing agreement during the nine months ended September 30, 2006, was $80.0, of which $1.0 remained outstanding as of September 30, 2006 (consistent with the amount outstanding under this agreement at December 31, 2005).

Credit Facilities

On November 18, 2005, we entered into senior credit facilities with a syndicate of lenders that replaced our then-existing credit facilities, which were simultaneously terminated. The senior credit facilities provide for committed senior secured financing of approximately $1,625.0, consisting of the following:

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

•                  a global revolving loan facility in an aggregate principal amount of $100.0 with final maturity in November 2010; and

•                  a foreign trade facility in an aggregate principal amount of up to the U.S. dollar equivalent, at issuance, of $425.0 with final maturity in November 2010, subject to two extensions of the final maturity date of two years each, at our option.

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

At September 30, 2006, we were in compliance with all covenant provisions of our senior credit facilities, and had a Consolidated Leverage Ratio of less than 2.50 to 1.00.

During the first nine months of 2005, we repaid $1,010.6 of our Tranche A and B term loans under our then existing credit facilities, which was in addition to a scheduled repayment on the Tranche A term loan of $5.6. In connection with the $1,010.6 pay down of the Tranche A and B term loans, we recorded a charge to “loss on early extinguishment of debt” of $9.2 for the nine months ended September 30, 2005, associated with the write-off of deferred financing fees related to the term loans.

Senior Notes

During the first quarter of 2005, we completed cash tender offers for $668.2 of the then outstanding principal amount of our 7.50% and 6.25% Notes (collectively the “Senior Notes”) due January 1, 2013 and June 15, 2011, respectively. The amount of the Senior Notes tendered exceeded the requisite consent thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes. During the first nine months of 2005, we redeemed $3.4 of the 7.5% Senior Notes. In connection with the aforementioned tender offers and redemption, we recognized a “loss on early extinguishment of debt” of $85.4 in the nine months ended September 30, 2005, which included premiums paid to tender the Senior Notes of $72.9 and the write-off of deferred financing costs related to the Senior Notes of $12.5.

Liquid Yield Option Notes

On February 6, 2001, we issued Liquid Yield Option (TM) notes (“LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represented an aggregate initial issue price including the over allotment exercised by the original purchaser of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021.

In February 2006, all but $0.2 (the fully accreted value at their maturity in 2021) of the LYONs were put to us and settled in cash for $660.2, their accreted value on such date. We financed the repurchase of the LYONs and the expected payment of the related tax recapture of $89.8, which is being made in installments during 2006, with amounts borrowed against our $750.0 delayed draw term loan under our new senior credit facilities. In June 2006, we repurchased the remaining outstanding LYONs.

(11)         FINANCIAL INSTRUMENTS

Interest Rate Swaps

During the first quarter of 2006, in connection with our borrowing against our variable delayed draw term loan (see Note 10), we entered into interest rate swap agreements to hedge the potential impact of increases in interest rates on that facility. These swaps, which we account for as cash flow hedges, have maturities through February 2010 and effectively converted $550.0 of the borrowing under the delayed draw term loan to fixed rates. These are amortizing interest rate swap agreements; therefore the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of September 30, 2006, the aggregate notional amounts of the interest rate swap agreements were $542.0 and the unrealized gain, net of tax, recorded in accumulated other comprehensive loss was $2.4. In addition, we have recorded a long-term asset of $4.0 to recognize the fair value of these interest rate swap agreements.

During the first quarter of 2005, we terminated all our previously held interest rate swap agreements for an aggregate cash payment of $13.3. In addition, we reclassified $15.8 from accumulated other comprehensive income to “loss on early extinguishment of debt” because the future interest rate payments hedged by the related swaps were no longer probable of occurring.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, and Chinese Yuan.

We generally enter into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on forecasted transactions denominated in foreign currencies. The majority of the underlying transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. As a result of these embedded derivatives these contracts do not qualify for hedge accounting treatment. Accordingly, the changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005.

At September 30, 2006 and December 31, 2005, we had FX forward contracts generally with maturities of no more than 18 months, in aggregate notional amounts of $117.1 and $153.9, respectively. The fair values of these contracts were $0.1 and $5.7 (recorded as current liabilities) at September 30, 2006 and December 31, 2005, respectively.  The fair values of the associated embedded derivatives were $0.7 (recorded as a current liability) and $5.9 (recorded as a current asset) at September 30, 2006 and December 31, 2005, respectively.

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for such transactions as cash flow hedges. As of September 30, 2006, the unrealized gain, net of tax, recorded in accumulated other comprehensive loss was $1.8. We recorded current assets of $1.7 to recognize the fair value of these commodity contracts. We expect to reclassify the unrealized gains mentioned above to cost of products sold over the next 12 months as the hedged transactions occur. The amount of gain recognized during the three and nine months ended September 30, 2006 related to the ineffectiveness of the hedges was not material.

(12)         SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth calculations used in the computation of basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations for calculating basic income per share	$50.8	$53.3	$137.9	$(14.6)
Interest on convertible LYONs, net of tax	—	2.7	1.1	—
Income (loss) from continuing operations for calculating diluted income per share	$50.8	$56.0	$139.0	$(14.6)

Net income (loss) for calculating basic income per share	$(48.1)	$37.4	$83.9	$1,042.6
Interest on convertible LYONs, net of tax	—	2.7	1.1	—
Net income (loss) for calculating diluted income per share	$(48.1)	$40.1	$85.0	$1,042.6

Denominator:
Weighted-average shares outstanding used in basic income per share	56.899	70.981	58.528	73.261
Dilutive Securities—Employee stock options, restricted stock and restricted stock units	1.499	1.272	1.497	—
Conversion of convertible LYONs	—	9.572	1.298	—
Weighted average number of common and dilutive securities used for calculating diluted income per share	58.398	81.825	61.323	73.261

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 7.4 for the three and nine months ended September 30, 2006, and 9.0 and 9.6 for the three and nine months ended September 30, 2005, respectively.

The potential common stock equivalents (stock options, restricted stock and restricted stock units) excluded from the diluted income per share calculation due to their anti-dilutive effect was 1.1 for the nine months ended September 30, 2005. Additionally, incremental shares of 9.8 associated with the conversion of LYONs have been excluded from the diluted income per share calculation for the nine months ended September 30, 2005 as their impact was anti-dilutive.

Stock Based Compensation

Under the 2002 Stock Compensation Plan, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 5.9 of these shares were available for grant at September 30, 2006.  The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or restricted stock.

Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options, vest ratably over three years, which vesting may be subject to performance criteria, and expire no later than 10 years from the date of grant. The option price per share may be no less than the fair market value of our common stock on the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired.  Any future issuances of options under the plan will not have a reload feature, pursuant to the terms of the plan.

Restricted stock or restricted stock units may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and awards vest over three years. In addition, the restrictions lapse and the awards vest in the event of retirement, death or disability. The 2004 grants vest ratably. In December 2004, the Compensation Committee of the Board of Directors announced changes to our stock based employee compensation program. Under the announced changes, performance thresholds have been instituted for vesting of substantially all restricted stock and restricted stock units awarded in 2005 and future years. This vesting is based on SPX shareholder return versus the S&P 500 composite index. Pursuant to the terms of the plan, the awards will vest if the SPX shareholder return outperforms the S&P 500 composite index on an annual basis. In the event the award does not vest in any year, the SPX shareholder return versus the S&P 500 composite index for the cumulative periods will serve as the basis for vesting.

On January 1, 2006, we adopted SFAS No. 123(R), which requires the recognition of compensation expense for share-based awards, including stock options, based on their grant date fair values. In addition, SFAS No. 123(R) specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). We adopted SFAS No. 123(R), using the modified-prospective method. Under that method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), and (c) compensation cost related to the non-substantive vesting period approach for all applicable share-based awards granted subsequent to January 1, 2006. Results for prior periods have not been restated. In accordance with SFAS No. 123(R), total stock option expense was $0.2 for the nine months ended September 30, 2006. We also recorded compensation expense related to restricted stock and restricted stock units of $7.0 and $24.7 for the three and nine months ended September 30, 2006 and $8.5 and $21.0 for the three and nine months ended September 30, 2005, respectively.

Prior to January 1, 2006, we applied the intrinsic value based method of accounting prescribed by APB No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost was reflected in net income (loss) for stock option awards as all options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. We recorded share-based expense for the restricted stock and restricted stock units using variable accounting based on the most current market price of our stock applied to the shares contingently issuable and amortized over a three-year period. We historically accounted for the retirement, death or disability vesting provision by recognizing compensation cost over the nominal vesting period and, if the employee retired, died or was disabled prior to the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement, death or disability. Upon adoption of SFAS No. 123(R), we changed our valuation technique to the Monte Carlo simulation model due to the fact that our restricted stock and restricted stock units contain a market condition. The Monte Carlo simulation model utilizes multiple input variables that determines the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 3, 2006:

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

The following table illustrates the increase to income from continuing operations before income taxes, income from continuing operations, net income and net income per share (basic and diluted) for the three and nine months ended September 30, 2006 as a result of adopting SFAS No. 123(R) as compared to accounting for share based compensation under APB No. 25:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Income from continuing operations before income taxes	$4.3	$6.8
Income from continuing operations	2.7	4.4
Net income	2.7	4.4

Net income per share – basic	$0.05	$0.07
Net income per share – diluted	0.05	0.07

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options and the vesting of restricted stock and restricted stock units as operating cash flows in our consolidated statements of cash flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with SFAS No. 123(R), which requires the cash flows resulting from tax benefits for deductions in excess of compensation cost recognized be classified as financing cash flows. During the first nine months of 2006, $0.7 associated with excess tax benefits was classified as financing cash flows and included in “Proceeds from the exercise of employee stock options and other” within our condensed consolidated statements of cash flows.

The following table illustrates the pro forma effect on net income (loss) from continuing operations and net income, in total and on a per share basis, for the three and nine months ended September 30, 2005 had the fair value recognition provisions of SFAS No. 123 been applied to stock based employee compensation:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income—as reported	$37.4	$1,042.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect (1)	6.0	15.1
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect (2)	(7.6)	(21.4)
Net income—pro forma	$35.8	$1,036.3
Basic net income per share of common stock:
Income per share—as reported	$0.53	$14.23
Income per share—pro forma	$0.50	$14.15
Diluted net income per share of common stock:
Income per share—as reported	$0.49	$14.23
Income per share—pro forma	$0.47	$14.15
Basic income (loss) per share of common stock from continuing operations:
Income (loss) per share—as reported	$0.75	$(0.20)
Income (loss) per share—pro forma	$0.73	$(0.29)
Diluted income (loss) per share of common stock from continuing operations:
Income (loss) per share—as reported	$0.68	$(0.20)
Income (loss) per share—pro forma	$0.66	$(0.29)

(1)                                  Reflects expense, net of tax, related to restricted stock and restricted stock unit awards.

(2)                                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants in the nine months ended September 30, 2005.

The following table summarizes the stock option activity from January 1, 2006 through September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	12.965	$69.07
Exercised	(2.416)	40.97
Terminated	(0.333)	62.64
Outstanding at September 30, 2006	10.216	$75.92	2.0	$33.4

Options exercisable at September 30, 2006	10.216	$75.92	2.0	$33.4

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on our closing stock price on September 30, 2006, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options exercisable on September 30, 2006 was approximately 2.9. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $24.4 and $6.1, respectively.

The following table summarizes the restricted stock and restricted stock unit activity from January 1, 2006 through September 30, 2006:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2006	1.576	$40.30
Granted	0.749	33.79
Vested	(0.656)	43.28
Forfeited	(0.100)	37.43
Outstanding at September 30, 2006	1.569	$36.13

Prior to our adoption of SFAS No. 123(R), we reported unearned compensation associated with restricted stock and restricted stock units as a separate component of stockholders’ equity. Under SFAS No. 123(R), the related amount is no longer presented as a separate component of stockholders’ equity and, as such, has been reclassified to “Paid-in-Capital” as of January 1, 2006. As of September 30, 2006, there was $38.1 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted average period of 1.7 years, which does not reflect the impact of acceleration in the event the vesting condition is met.

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

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(48.1)	$37.4	$83.9	$1,042.6
Foreign currency translation adjustments	12.9	(10.8)	48.4	(279.1)
Change in unrealized gains on qualifying cash flow hedges, net (1)	(5.1)	1.1	3.9	12.4
Minimum pension liability adjustment	—	—	—	2.8
Comprehensive income (loss)	$(40.3)	$27.7	$136.2	$778.7

(1)                                  The change in unrealized gain on qualifying cash flow hedges is net of a tax provision (benefit) of $(3.1) and $0.8 for the three months ended September 30, 2006 and 2005, respectively and net of a tax provision of $2.5 and $7.9 for the nine months ended September 30, 2006 and 2005, respectively.

The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	September 30, 2006	December 31, 2005
Foreign currency translation adjustment	$186.1	$137.7
Unrealized gains on qualifying cash flow hedges, net of tax provision of $2.7 and $0.2, respectively	4.2	0.3
Minimum pension liability adjustment, net of tax benefit of $190.9	(311.8)	(311.8)
Accumulated other comprehensive loss	$(121.5)	$(173.8)

Common Stock in Treasury

During the first nine months of 2006, we repurchased 8.7 shares of our common stock for total cash consideration of $436.3, which included the settlement of shares that we had committed to repurchase as of December 31, 2005.  We record common stock repurchases based on the settlement date. In addition to the above repurchases, during the nine months ended September 30, 2006, “Common Stock in Treasury” was impacted by $3.0 of common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

The majority of our 2006 common stock repurchases were conducted in accordance with the terms of written trading plans adopted under Rule 10b5-1 under the Securities Exchange Act of 1934. In December 2005, we adopted a plan to facilitate the repurchase of up to 5.0 shares of our common stock (which was completed during the second quarter of 2006), and in May 2006 we adopted a new plan to facilitate the repurchase of an additional 2.5 shares of our common stock (which was completed during the third quarter of 2006).  The covenants of our senior credit facilities contain certain restrictions on payment of dividends and the repurchase of common stock. Our repurchase program is consistent with, and allows for share repurchases up to the amount permitted by our senior credit facilities.

Shareholder Rights Plan

Our Shareholder Rights Agreement, together with the related preferred stock rights, expired by its terms on June 25, 2006.  Under the Shareholder Rights Agreement, each share of our common stock carried one preferred stock purchase right, which entitled the holder to certain rights upon the occurrence of certain events.

Dividends

The dividends declared during each of the first three quarters of 2006 and 2005 were $0.25 per share and totaled $15.0, $14.8 and $14.3 in the first, second and third quarters of 2006 and $18.8, $18.4 and $17.5 in the first, second and third quarters of 2005, respectively.

(13)         CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits, and contract, intellectual property, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, workers’ compensation, etc.), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations, and cash flows.  These accruals totaled $370.5 (including $269.9 for risk management matters) and $374.5 (including $271.8 for risk management matters) at September 30, 2006 and December 31, 2005, respectively.  Of these amounts, $274.7 and $277.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively, with the remainder included in the “Accrued expenses.”

Litigation Matters

Beginning in March 2004, multiple class action complaints seeking unspecified monetary damages, were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Securities Class Action”). The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints were consolidated into a single amended complaint against the company and our former Chairman, Chief Executive Officer and President. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety.

On April 23, 2004, an additional class complaint seeking unspecified monetary damages was filed in the same court on behalf of participants in our employee benefit plans, alleging breaches of the Employee Retirement Income Security Act of 1974 (“ERISA”) by us, our then general counsel and the Administrative Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan’s holding of our stock. On June 10, 2005, a first amended complaint was filed in the ERISA suit, adding as defendants certain current and former directors and Administrative Committee members. The first amended complaint generally tracks the factual allegations in the Securities Class Action. On July 25, 2005, we filed a motion to dismiss the amended ERISA complaint in its entirety. On September 8, 2005, the plaintiffs moved the Court to certify the proposed class in the ERISA suit. We opposed that motion.

On October 9, 2006, we reached an agreement in principle to settle both the Securities Class Action and the tag-along ERISA action.  The settlement is subject to court approval, and the parties are in the process of drafting the requisite documents and taking the necessary actions to secure that approval.  The approval process may take several additional months to complete. Under the terms of the pending settlement, both actions will be dismissed with prejudice and our aggregate net settlement payment, after reimbursement by our insurer, will be $5.1.  We recorded a charge of $4.1 in the third quarter of 2006 relating to this pending settlement.  The charge has been included in “Selling, general and administrative” within our condensed consolidated statements of operations.

In October of 2004, one of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., was notified that it was the subject of an investigation by the Milan Public Prosecutor’s Office.  The investigation related to the business practices of several individuals and different companies in securing contracts from an Italian power generation company.  On August 24, 2006, the Public Prosecutor served on SPX Cooling Technologies Italia, S.p.A., a Notice of End of the Preliminary Investigations.  This Notice, which also identified numerous other individual and corporate defendants, sets forth an allegation that SPX Cooling Technologies Italia, S.p.A. is responsible under Italian Legislative Decree No. 231 for failing to adopt and effectively implement a proper organization and management model suitable for the prevention of alleged acts of bribery by the former general manager of Hamon-Research Cottrell Italia, S.p.A. and the former director of Marley Cooling Tower Europe, S.p.A.  Our subsidiary has previously taken actions to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling equipment business, and is evaluating these charges and potential defenses in advance of a preliminary hearing, which has not yet been scheduled.  We do not believe that the outcome of these proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract.  On June 8, 2006, we reached a settlement with VSI resolving this litigation.  Under the terms of the settlement, the lawsuit was dismissed with prejudice, neither party admitted any liability or wrongdoing, and we made a payment in the amount of $20.0 to VSI.  The charge associated with this payment was recorded in the second quarter of 2006 and has been included in “Other expense, net” within our condensed consolidated statements of operations.

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

We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted.  If an environmental problem is identified we estimate the cost and either establish a reserve, purchase insurance or obtain a indemnity from a financially sound seller.  However, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We account for these assumed liabilities in accordance with SFAS No. 5 “Accounting for Contingencies” and, therefore, record the liability when it is both probable and the amount can be reasonably estimated.  Due to the uncertainties previously described, we are unable to reasonably estimate the amount of possible additional losses associated with the resolution of these matters beyond what has been previously recorded.

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

Tax Contingencies and Other Tax Matters

In 1997 we, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and self-insurance liabilities associated with existing retiree medical, workers compensation, and key manager life insurance programs to a fully consolidated risk management company (“RMC”) in exchange for stock representing a minority interest in the RMC. Subsequently, we sold the minority interest in the RMC to a third party investor at fair market value, which resulted in a capital loss of $73.7 for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received on the sale of the stock. In 1998 and 1999, we entered into similar transactions designed to manage and reduce costs associated with certain healthcare and environmental liabilities. Those transactions resulted in tax losses of $84.8 and $40.9, respectively. In 2001, the Internal Revenue Service (“IRS”) indicated that it intended to challenge the tax treatment of these types of transactions.

In 2004, the IRS issued an examination report disallowing the capital loss claimed as a deduction on our 1997 tax return. We protested the disallowance to the Appeals Office of the IRS in June 2004.  If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest to date of approximately $13.6.  The IRS has proposed penalties with respect to the 1997 transaction of $10.3.  Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.

In July 2006, the IRS issued an examination report covering our 1998 to 2002 income tax returns.  As expected, the IRS disallowed the tax losses associated with the 1998 and 1999 transactions noted above.   We disagree with the disallowance and filed a protest with the Appeals Office of the IRS in August 2006.  If the IRS ultimately prevails in its position with respect to the tax losses, our income tax due for 1998 and 1999 would increase by $45.8, plus net interest to date of approximately $16.9.  Thus far, the IRS has not proposed penalties with regard to the 1998 and 1999 transactions.

Also in 2004, the IRS issued an examination report with respect to the sale of Sealed Power Europe in 1997. Specifically, the IRS seeks to require recapture of certain foreign losses claimed as deductions on tax returns prior to 1997. If the IRS ultimately prevails in its position, the income tax due for 1997 would increase by approximately $6.9, plus net interest to date of approximately $3.7. We also protested this proposed adjustment to the Appeals Office of the IRS in June 2004.

If we are unable to resolve these matters with the Appeals Office of the IRS, we would expect to receive a notice of tax deficiency from the IRS.  Upon receiving the notice, we would have the following options:

1.               File a petition for redetermination in Tax Court within 90 days. In this case, payments would not be required until the Tax Court renders its decision.

2.               Wait to receive a statement of amount due from the IRS and pay the amount it states as due.

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

Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our estimate of the probable liability. While the resolution of these issues may result in tax liabilities that differ from the accruals established for these matters, we currently believe that the resolution will not have a material adverse effect on our financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As we are in the initial stages of the appeals process for all the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

Upon the conclusion of our disposition activities discussed in Note 3 to these condensed consolidated financial statements, we may recognize an additional income tax provision or benefit.  The determination of the income tax provision or benefit associated with our disposition activities is dependent upon, among other things, the structure of the related transactions.  As such, we may experience a material impact on our results of operations and cash flows in future periods if we are unable to complete our disposition activities in accordance with the anticipated structure of the related transactions. For the three and the nine months ended September 30, 2006, we recognized an income tax (provision) benefit of $(2.4) and $37.7, respectively, associated with our disposition activities.

As a result of the IRS examination report covering our 1998 to 2002 income tax returns, we have considered the uncertainties now resolved (other than the matter of protest discussed above) and reduced our income tax liabilities during the second quarter of 2006 by $42.3.  Our effective tax rate for the first nine months of 2006 of 18.8% includes an income tax benefit of $34.7 associated with these matters.  The remainder of the $42.3 was recognized as an income tax benefit within discontinued operations ($2.9) and as a reduction of goodwill ($4.7).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

In our 2005 Annual Report on Form 10-K, we outlined six key operating initiatives designed to improve revenues and operating income and margins. These key initiatives are:

•                  Lean Manufacturing,

•                  Supply Chain Management,

•                  New Product Development,

•                  Information Technology Centralization,

•                  Organizational Development and

•                  Emerging Markets (most notably China).

During the first nine months of 2006, we continued to focus on these initiatives, which contributed to another period of quarter over quarter improvement in revenues and operating income and margin as described in the pages that follow. During the fourth quarter of 2006, we anticipate continued progress across all these key initiatives, which we expect will result in additional improvement in revenue and operating income and margins. In addition, our consolidated financial results for the first nine months of 2006 were impacted by the following transactions:

•                    In the first quarter of 2006, we sold Vance and Tower, businesses within our Industrial Products and Services segment, for combined cash proceeds of $73.1.

•                    In the first quarter of 2006, all but $0.2 of the outstanding LYONs notes were put to us and settled in cash for $660.2, their accreted value at such time. We financed the purchase of the LYONs and the expected payment of the related tax recapture of $89.8 with amounts borrowed against our $750.0 delayed draw term loan under our new senior credit facilities. In the second quarter of 2006, we repurchased the remaining $0.2 of LYONs.

•                    In the second quarter of 2006, we settled the lawsuit with VSI Holdings, Inc. (“VSI”) for $20.0, eliminating a significant contingent liability and the distraction of a prolonged trial.

•                    We recognized an income tax benefit of $34.7 in the second quarter of 2006 resulting principally from the settlement of certain matters relating to our 1998 to 2002 Federal income tax returns.

•                    In the third quarter of 2006, we reached an agreement in principle to settle both the Securities Class Action and the tag-along ERISA action. The settlement is subject to court approval, and the parties are in the process of drafting the requisite documents and taking the necessary actions to secure the approval. The approval process may take several months to complete.  Under the terms of the pending settlement, both actions will be dismissed with prejudice and our aggregate net settlement payment, after reimbursement by our insurer, will be $5.1.  We recorded a charge of $4.1 in the third quarter of 2006 relating to the pending settlement. The charge has been included in “Selling, general and administrative” within our condensed consolidated statements of operations.

•                    During the first nine months of 2006, we repurchased 8.7 shares of our common stock for $436.3.

•                    During the third quarter of 2006, we committed to a plan to divest an automotive components business within our Industrial Products and Services segment.  We reported the business as a discontinued operation for all periods presented. As a result of the planned divestiture, we recorded a charge during the third quarter of 2006 of $102.7 to “loss on disposition of discontinued operations, net of tax” in order to reduce the net assets to be sold to their estimated net realizable value.

•                    In October 2006, we sold our loading dock products business within our Industrial Products and Services segment for cash proceeds of $43.5.

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

The following table provides selected financial information for the three and nine months ended September 30, 2006 and 2005, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	Three months ended September 30,				Nine months ended September 30,
	2006	2005	% Change		2006	2005	% Change
Revenues	$1,055.6	$961.6	9.8		$3,051.7	$2,774.3	10.0
Gross profit	305.9	267.2	14.5		851.0	755.5	12.6
% of revenues	29.0%	27.8%			27.9%	27.2%
Selling, general and administrative expense	212.2	191.3	10.9		637.9	582.1	9.6
% of revenues	20.1%	19.9%			20.9%	21.0%
Special charges, net	2.9	(5.4)	(153.7)		4.6	4.7	(2.1)
Other income (expense), net	0.2	—		*	(19.3)	(16.1)	19.9
Interest expense, net	(13.9)	(4.8)	189.6		(37.2)	(45.2)	(17.7)
Loss on early extinguishment of debt	—	—	—		—	(110.4)		*
Income (loss) from continuing operations before income taxes	74.3	73.0	1.8		141.6	(14.4)		*
Income tax provision	(32.4)	(20.8)	55.8		(31.9)	(13.1)	143.5
Equity earnings in joint ventures	8.9	1.1		*	28.2	12.9	118.6
Income (loss) from continuing operations	50.8	53.3		*	137.9	(14.6)		*

Components of Consolidated Revenue Growth:
Organic Growth			7.9				9.0
Foreign Currency			1.4				0.1
Acquisitions and Other, Net (1)			0.5				0.9
Net Revenue Growth			9.8				10.0

* Not meaningful for comparison purposes.

(1)  For the three and nine months ended September 30, 2006, Acquisitions and Other, Net included a reduction in revenues of 0.6% and 0.5%, respectively due to a change in classification of certain sales program costs.

Revenues — For the three and nine months ended September 30, 2006, the increase in revenues compared to the respective 2005 periods was driven primarily by organic revenue growth.  We continued to experience strong demand in the power, mining, and oil and gas markets serviced by businesses in our Flow Technology segment and for thermal services and repairs in Europe and dry cooling products in China within our Thermal Equipment and Services segment.  Growth in our Industrial Products and Services segment has been led by strong demand for power transformers, laboratory equipment, and industrial and hydraulic tools.  Revenues for the three and nine months ended September 30, 2006 also benefited from the fourth quarter of 2005 acquisition of CarTool GmbH (“CarTool”) in our Test and Measurement segment.

Gross profit — The increase in gross profit for the three and nine months ended September 30, 2006 compared to the respective 2005 periods was primarily due to the revenue performance described above.  The following items favorably impacted gross profit as a percentage of revenues for the three and nine months ended September 30, 2006 compared to the respective 2005 periods:

•                  Improved pricing and lean manufacturing initiatives within the Flow Technology segment.

•                  New product introductions, improved pricing, and favorable product mix associated with the portable cable and pipe locator lines, as well as certain other product lines, within our Test and Measurement segment.

•                  Improved pricing and favorable mix associated with the power transformer and industrial and hydraulic tools businesses within our Industrial Products and Services segment.

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

•                  Lower profit margins for our boiler products business within our Thermal Equipment and Services segment as a result of unfavorable mix and higher manufacturing costs in 2006, as well as a reduction in warranty liabilities in the second quarter of 2005 of $4.7 as a result of a change in the related warranty program.

•                  A benefit within our Test and Measurement segment during the second quarter of 2005 of $2.4 relating to the reimbursement of excess charges by a freight company.

Selling, general and administrative (“SG&A”) expenses — For the three and nine months ended September 30, 2006, the increase in SG&A expense was due primarily to increases in headcount and associated costs to support the organic growth of our segments, most notably within our Thermal Equipment and Services segment in support of our expansion into China and Europe.  Additionally, 2006 SG&A expense was higher than 2005 due to the following:

•                  Higher pension and postretirement costs, primarily relating to our domestic pension plans.

•                  Higher stock-based compensation costs as 2006 represents the third year of our restricted stock/restricted stock unit awards (i.e., three years of awards being amortized to earnings in 2006 compared to two years in 2005).

•                  Charges of $4.1 in the third quarter of 2006 relating to the agreement in principle to settle both the Securities Class Action and the tag-along ERISA action. See Note 13 to the condensed consolidated financial statements for the details associated with this matter.

•                  A $2.8 write-down of accounts receivable in our Thermal Equipment and Services segment relating to an ongoing customer issue in the second quarter of 2006.

Special charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, sales, and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2006 and 2005.

Other income (expense), net — Other income (expense), net, for the nine months ended September 30, 2006 was composed primarily of $20.0 in costs that were incurred in the second quarter to settle the litigation with VSI.  See Note 13 to the condensed consolidated financial statements for the details associated with this matter.  During the nine months ended September 30, 2005, legal and other settlement costs totaled $5.7.  The comparability of other income (expense), net was further impacted by the following:

•                  Income of $2.1 relating to life insurance death benefits that were received during the second quarter of 2006.

•                  Currency transaction losses of $0.7 and $2.5 for the three and nine months ended September 30, 2006, respectively, compared to $1.0 and $16.6 for the three and nine months ended September 30, 2005, respectively.

•                  The nine months ended September 30, 2005 also included a reduction in liabilities of $2.8 associated with an environmental remediation site and gains of $2.0 associated with the sale of certain facilities.

Interest expense, net — Interest expense, net includes both interest expense and interest income.  The increase in interest expense, net, for the three months ended September 30, 2006 was primarily the result of higher average interest rates on outstanding debt during the third quarter of 2006 compared to the third quarter of 2005.  Specifically, we redeemed the LYONs, which carried an interest rate of 2.75%, during the first half of 2006 and simultaneously became a borrower under our delayed draw term loan facility, which carries a higher interest rate than that associated with the LYONs.  In addition, interest income for the three months ended September 30, 2006 decreased by $3.2 compared to the same period in 2005 as a result of lower average cash balances during the quarter. The reduction in interest expense, net for the nine months ended September 30, 2006 was primarily due to the debt retirement activity during 2005.  Refer to the discussion of Liquidity and Financial Condition in our 2005 Annual Report on Form 10-K for details pertaining to our 2005 debt retirement activity.

Loss on early extinguishment of debt — For the nine months ended September 30, 2005, we incurred a loss on the early extinguishment of debt that was comprised of the following: (1) premiums and fees paid for, and the write-off of deferred financing costs associated with, the redemption of the senior notes, (2) the write-off of deferred financing costs relating to the redemption of the term loans, and (3) the termination of the remaining interest rate protection agreements in connection with the pay-off of the term loans.  See Notes 10 and 11 to the condensed consolidated financial statements for the details associated with this matter.

Income tax provision — For the three months ended September 30, 2006, we recorded an income tax provision of $32.4 on $83.2 of pre-tax income from continuing operations (inclusive of equity earnings in joint ventures), resulting in an effective tax rate of 38.9%.  This compares to an income tax provision for the three months ended September 30, 2005 of $20.8 on $74.1 of pre-tax income from continuing operations (inclusive of equity earnings in joint ventures), resulting in an effective tax rate of 28.1%.  The effective tax rate for the third quarter of 2005 was favorably impacted by foreign income tax credits.

For the nine months ended September 30, 2006, we recorded an income tax provision of $31.9 on $169.8 of pre-tax income from continuing operations (inclusive of equity earnings in joint ventures), resulting in an effective tax rate of 18.8%.  This compares to an income tax provision for the first nine months of 2005 of $13.1 on a $1.5 pre-tax loss from continuing operations (inclusive of equity earnings in joint ventures), resulting in an effective tax rate of 873.3%.  The effective tax rate for the first nine months of 2006 was favorably impacted by a $34.7 income tax benefit, principally associated with the settlement of certain matters relating to our 1998 to 2002 Federal income tax returns. The effective tax rate for the first nine months of 2005 was unfavorably impacted by a high effective tax rate on certain foreign taxable income, partially offset by the impact of foreign income tax credits.

We reassess the adequacy of income tax liabilities at the end of each reporting period, including the results of local, state, federal or foreign statutory audits and estimates or judgments used.

Equity earnings in joint ventures — The increase in equity earnings in joint ventures for the three and nine months ended September 30, 2006 was attributable to strong operational performance at our EGS Electrical Group, LLC (“EGS”) joint venture.  Additionally, in the first quarter of 2005, we recognized a charge of $4.6, representing an adjustment to the carrying value of our investment in EGS. Lastly, during the third quarter of 2005, we recorded a charge of $7.5 representing our portion of the estimated costs of a legal settlement at EGS.

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

Tower — Sold for $2.5 in cash. During the fourth quarter of 2005, we recorded a charge, net of taxes, of $11.3 in order to reduce the net assets to be sold to their estimated net realized value. During the first quarter of 2006, we increased the net loss by $2.2 based on the proceeds received from the sale. During the third quarter of 2006, we reduced the net loss by $2.7 primarily as a result of the expected settlement of the working capital associated with the transaction.

Vance — Sold for $70.6 in cash. During the third and fourth quarters of 2005, we recorded a net charge of $26.8 in order to reduce the net assets to be sold to their estimated net realizable value. During the first quarter of 2006, we increased the net loss by $2.9, primarily for expenses that were contingent upon the consummation of the sale, which included $1.6 due to the modification of the vesting period of restricted stock units that had been issued to Vance employees (see Note 12 to the condensed consolidated financial statements).  During the second quarter of 2006, we reduced the net loss by $1.5 as a result of the favorable resolution of a contingent liability.

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

In addition to the Tower and Vance businesses discussed above, during the nine months ended September 30, 2006, we recognized a net gain of $3.6, resulting from adjustments to gains/losses on sales from previously discontinued businesses. The $3.6 recorded during the nine months ended September 30, 2006 reflects a $2.9 income tax benefit, principally associated with the settlement of certain matters relating to an Internal Revenue Service examination report covering our 1998 to 2002 income tax returns (see Note 13 to the condensed consolidated financial statements). Refer to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2005, along with any adjustments to the final gain or loss calculations recognized in 2005.

During the second quarter of 2006, we committed to a plan to divest our loading dock products business within our Industrial Products and Services segment.  Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.  In October 2006, we sold the business for cash proceeds of $43.5.  We do not expect the gain resulting from the sale to be material to our fourth quarter results of operations.

During the third quarter of 2006, we committed to a plan to divest an automotive components business within our Industrial Products and Services segment.  We are actively pursuing the sale of this business and anticipate that the sale will be completed in the first half of 2007.  Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.  As a result of this planned divestiture, we recorded a charge of $102.7 during the third quarter of 2006 to “loss on disposition of discontinued operations, net of tax” in order to reduce the net assets to be sold to their estimated net realizable value.

For the three and nine months ended September 30, 2006 and 2005, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Income (loss) from discontinued operations	$(96.5)	$(16.2)	$(91.7)	$1,621.0
Income tax (provision) benefit	(2.4)	0.3	37.7	(563.8)
Income (loss) from discontinued operations, net	$(98.9)	$(15.9)	$(54.0)	$1,057.2

For the three and nine months ended September 30, 2006 and 2005, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$102.6	$168.4	$335.2	$768.3

Pre-Tax Income	1.7	8.3	11.4	28.6

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

Flow Technology

	Three months ended			Nine months ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
Revenues	$234.7	$211.6	10.9	$691.7	$637.1	8.6
Segment Income	34.6	25.5	35.7	97.2	68.0	42.9
% of revenues	14.7%	12.1%		14.1%	10.7%
Components of Segment Revenue Growth:
Organic Growth			9.0			8.5
Foreign Currency			2.4			0.2
Acquisitions and Other, Net			(0.5)			(0.1)
Net Segment Revenue Growth			10.9			8.6

Revenues— For the three and nine months ended September 30, 2006, the increase in revenues was primarily due to organic revenue growth resulting from strong demand within the power, mining, oil and gas and dehydration markets, pricing improvements, and new product introductions.

Segment Income— For the three and nine months ended September 30, 2006, segment income and margin were favorably impacted by the items noted above, operating leverage on organic revenue growth, lean manufacturing initiatives and a reduction in operating expenses in 2006 as a result of the favorable impact of 2005 restructuring initiatives. In addition, during the first quarter of 2005 charges of $4.0 were incurred in connection with operating inefficiencies at a Canadian operation.

Test and Measurement

	Three months ended			Nine months ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
Revenues	$276.7	$251.8	9.9	$820.0	$778.3	5.4
Segment Income	43.8	33.6	30.4	109.3	87.3	25.2
% of revenues	15.8%	13.3%		13.3%	11.2%
Components of Segment Revenue Growth:
Organic Growth			6.5			2.1
Foreign Currency			1.0			(0.2)
Acquisitions and Other, Net (1)			2.4			3.5
Net Segment Revenue Growth			9.9			5.4

(1) For both the three and nine months ended September 30, 2006, Acquisitions and Other, Net included a reduction in revenues of 2.0% and 1.9%, respectively, due to a change in classification of certain sales program costs.

Revenues— For the three and nine months ended September 30, 2006, the increase in revenues was primarily due to organic revenue growth primarily associated with increased European OEM volumes, as well as the impact of the fourth quarter 2005 acquisition of CarTool.

Segment Income— For the three and nine months ended September 30, 2006, segment income and margin increased over the respective prior year periods due primarily to improved profitability in the portable cable and pipe locator product lines driven by new product introductions, improved pricing and favorable product mix.  Additionally, the acquisition of CarTool noted above contributed to the increase in segment income for the comparable periods.  Also impacting the comparability of segment income was a benefit in the second quarter of 2005 of $2.4 relating to the reimbursement of excess charges by a freight company.

Thermal Equipment and Services

	Three months ended			Nine months ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
Revenues	$337.9	$320.9	5.3	$930.7	$848.5	9.7
Segment Income	34.7	33.6	3.3	60.0	72.8	(17.6)
% of revenues	10.3%	10.5%		6.4%	8.6%
Components of Segment Revenue Growth:
Organic Growth			3.6			9.5
Foreign Currency			1.7			0.2
Acquisitions and Other, Net			—			—
Net Segment Revenue Growth			5.3			9.7

Revenues— For the three months ended September 30, 2006, the increase in revenues was primarily due to the organic revenue growth derived from the strong demand for thermal services and repairs and dry cooling products in China, offset partially by softness in domestic heating markets.  The increase in revenues for the nine months ended September 30, 2006 was due primarily to strong demand for thermal service and repair work and dry cooling products in China.

Segment Income—For the three and nine months ended September 30, 2006, segment income benefited from the segment’s continued growth in China and Europe, offset by declines in the boiler products business due primarily to softness in domestic heating markets, unfavorable product mix, increases in headcount and associated costs and higher manufacturing costs. The following items also impacted comparability of segment income:

•                  A $2.8 write-down of accounts receivable in the second quarter of 2006 relating to an ongoing customer issue.

•                  A reduction in warranty liabilities during the second quarter of 2005 of $4.7 for the boiler products business as a result of a change in the related warranty program.

•                  Charges of $3.3 million during the second quarter of 2005 associated with an operation in France.

Industrial Products and Services

	Three months ended			Nine months ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
Revenues	$206.3	$177.3	16.4	$609.3	$510.4	19.4
Segment Income	24.5	17.9	36.9	65.7	43.0	52.8
% of revenues	11.9%	10.1%		10.8%	8.4%
Components of Segment Revenue Growth:
Organic Growth			16.1			19.3
Foreign Currency			0.3			0.1
Acquisitions and Other, Net			—			—
Net Segment Revenue Growth			16.4			19.4

Revenues— For the three and nine months ended September 30, 2006, the increase in revenues was due to organic revenue growth in the segment.  A large part of the organic growth was driven by strong demand for power transformers, laboratory equipment, and industrial and hydraulic tools.

Segment Income— For the three and nine months ended September 30, 2006, the increase in segment income and margin was primarily due to the organic revenue growth described above, improved pricing and favorable mix associated with the power transformer and industrial and hydraulic tools business and manufacturing efficiencies achieved from continuous improvement initiatives.

Corporate and Other Expenses

	Three months ended			Nine months ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
Total Consolidated Revenues	$1,055.6	$961.6	9.8	$3,051.7	$2,774.3	10.0
Corporate Expenses	(28.8)	(21.9)	31.5	(70.1)	(65.9)	6.4
% of revenues	2.7%	2.3%		2.3%	2.4%
Stock Based Compensation Expense	(7.0)	(8.5)	(17.6)	(24.9)	(21.0)	18.6
Pension and Postretirement Expense	(10.9)	(7.8)	39.7	(34.5)	(22.2)	55.4

Corporate Expenses — Corporate expenses generally relate to the cost of our Charlotte, NC corporate headquarters and our Horsham, PA information technology data center. For the three and nine months ended September 30, 2006, the increase in corporate expenses was primarily due to charges of $4.1 associated with the agreement in principle to settle both the Securities Class Action and the tag-along ERISA action, as well as additional bonus expense resulting from higher consolidated operating profits in 2006. These increases were partially mitigated by one-time relocation and other costs in 2005 associated with moving certain corporate functions to our Charlotte, NC headquarters as well as higher professional fees in 2005 primarily associated with the implementation of the regulatory requirements of the Sarbanes-Oxley Act of 2002.

Stock Based Compensation Expense — The year-to-date increase in stock-based compensation expense was primarily the result of 2006 being the third year of our restricted stock/restricted stock unit awards (i.e., three years of awards being amortized to earnings in 2006 compared to two years in 2005), partially offset by the effect of adopting SFAS No. 123(R) in the first quarter of 2006. Had our stock-based compensation been calculated on the same basis as in 2005, our expense for the three and nine months ended September 30, 2006 would have been $4.3 and $6.8 higher, respectively (see Note 12 to the condensed consolidated financial statements for details regarding our adoption of SFAS No. 123(R)).

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense for three and nine months ended September 30, 2006 was primarily due to the amortization of deferred losses within our domestic pension plans associated with lower than projected returns on plan assets and lower interest rates.

OUTLOOK

The following table highlights our segment performance for the first nine months of 2006 and the expectations for the remainder of 2006 based on information available on the date of this report. We define forecasted trends as follows: “Growth”—Future end market performance is expected to be above the prior year; “Flat”—Future end market performance is expected to be flat compared to the prior year; “Decline”—Future end market performance is expected to be below the prior year.

Segment	2006 Annual Forecasted Trend	Comments
Flow Technology	Growth	We expect the strong demand within the power, mining, and oil and gas markets as well as within the industrial markets served by our dehydration product lines to continue in the fourth quarter.
Test and Measurement	Growth	For the fourth quarter, we expect organic growth across the segment and revenue growth from our acquisition of CarTool.
Thermal Equipment and Services	Growth

We expect organic growth to remain strong in the fourth quarter based on demand for thermal services and repairs in Europe and dry cooling products in China. As of September 30, 2006 we had approximately $974.0 in backlog, virtually all in our cooling equipment and thermal services businesses.

Industrial Products and Services	Growth	We expect organic revenue growth to continue in the fourth quarter across the majority of the segment’s businesses, with the main driver being increases in volume.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 30, 2006 and 2005.

Cash Flow

	Nine months ended September 30,
	2006	2005
Continuing Operations:
Cash flows from (used in) operating activities	$(26.7)	$41.0
Cash flows from investing activities	33.8	2,715.5
Cash flows used in financing activities	(241.9)	(2,167.1)
Cash flows used in discontinued operations	(14.3)	(418.7)
Change in cash and equivalents due to changes in foreign currency exchange rates	4.8	(21.8)
Net change in cash and equivalents	$(244.3)	$148.9

Operating Activities—The primary factors contributing to the decrease in cash flows from operating activities during the first nine months of 2006 as compared to the same period in 2005 were as follows:

•                  Accreted interest (since issuance) paid in connection with the LYONs redemption of $84.3. Unlike the zero coupon LYONs, our current credit facilities have interest paid quarterly.

•                  Income tax payments of approximately $67.5 resulting from the tax recapture associated with the LYONs redemption.

The above decreases were partially offset by the following:

•                  Higher operating income in the first nine months of 2006 versus the same period of 2005.

•                  Income tax payments of $24.5 during the first nine months of 2005 associated with repatriated foreign earnings.

•                  Payments of $13.3 to terminate interest swap contracts during the first nine months of 2005.

Investing Activities—The primary factors contributing to the decrease in cash from investing activities during the first nine months of 2006 as compared to the same period in 2005 were as follows:

•                  Proceeds totaling $73.5 from the sale of the Vance and Tower businesses in the first nine months of 2006 compared to $2,706.6 from the sale of various businesses in the first nine months of 2005.

•                  A decrease in proceeds from other asset sales ($16.3 in the first nine months of 2006 versus $41.2 during the same period of 2005).

•                  An increase in business acquisitions and investments ($14.1 in the first nine months of 2006 versus $9.0 in the first nine months of 2005).

•                  An increase in capital expenditures relating primarily to the implementation of new enterprise resource planning (“ERP”) software systems across the company in connection with our ERP rationalization initiative ($41.9 in the first nine months of 2006 versus $23.3 in the first nine months of 2005).

Financing Activities— The primary factors contributing to the decrease in cash used in financing activities during the first nine months of 2006 as compared to the same period in 2005 were as follows:

•                  During the first nine months of 2005, we repaid $1,016.2 on our Tranche A and B term loans and repurchased senior notes, including premiums of $72.9, totaling $744.5.

•                  During the first nine months of 2006, we borrowed $750.0 under the delayed draw term loan of our new senior credit facilities as a means of financing the redemption of the LYONs noted below.

•                  Proceeds from the exercise of stock options totaled $107.5 in the first nine months of 2006 compared to $27.9 during the same period of 2005.

•                  Dividends paid totaling $45.6 during the first nine months of 2006 compared to $55.8 during the same period in 2005 due to a decrease in the number of shares outstanding.

The above decreases were partially offset by the following:

•                  Principal payments in 2006 of $576.0 in connection with the LYONs redemption.

•                  Principal payments in 2006 of $10.0 on the delayed draw term loan.

•                  Repurchases of our common stock totaling $436.3 during the first nine months of 2006 versus $342.5 during the same period in 2005.

Discontinued Operations— The primary factors contributing to the decrease in cash flows used in discontinued operations during the first nine months of 2006 as compared to the same period in 2005 were as follows:

•                  Cash flows for the first nine months of 2005 included tax payments of $369.2 associated with the sale of Kendro, Bomag and EST.

•                  Cash flows for the first nine months of 2005 included repayments by Bomag of $15.3 under its accounts payable financing program and fees paid in connection with the disposition of certain businesses during the first nine months of 2005 and in the fourth quarter of 2004.

Borrowings and Availability

Borrowings —The following table summarizes our debt transactions for the first nine months of 2006. See Note 10 to the condensed consolidated financial statements for additional details regarding our 2006 debt activity.

	December 31, 2005	Accretion And Debt Assumption	Borrowings	Repayments	September 30, 2006
LYONs (1)	$658.6	$1.7	$—	$(660.3)	$—
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Delayed draw term loan	—	—	750.0	(10.0)	740.0
Other borrowings (2)	73.5	5.0	114.0	(145.1)	47.4
Total Debt	781.6	$6.7	$864.0	(815.4)	836.9

Less: short-term debt	64.9				34.9
Less: current maturities of long-term debt	2.6				36.3
Total Long-term Debt	$714.1				$765.7

(1)    The LYONs are net of unamortized discount of $336.1 at December 31, 2005.

(2)    During the nine months ended September 30, 2006, we had gross borrowings and repayments of $114.0 under our trade receivables financing agreement (see below for further details). The maximum outstanding balance under this financing agreement during the nine months ended September 30, 2006 was $80.0, of which $1.0 remained outstanding as of September 30, 2006 (consistent with the amount outstanding under this agreement at December 31, 2005).

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of September 30, 2006 and December 31, 2005, the participating businesses had $11.2 and $15.7, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of September 30, 2006 and December 31, 2005, the participating businesses had $22.7 and $48.2, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Availability — At September 30, 2006, we had $354.6 of available borrowing capacity under our revolving credit facilities and $108.1 of available issuance capacity under our foreign trade facility after giving effect to $95.4 and $316.9, respectively, reserved for outstanding letters of credit. See Note 10 to the condensed consolidated financial statements along with the consolidated financial statements contained in our 2005 Annual Report on Form 10-K for additional information on our senior credit facilities. Also, we have a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

We believe that current cash and equivalents, which totaled $335.8 at September 30, 2006, and our availability under our senior credit facilities and existing trade receivable financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements, and required debt service.

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

Financial Instruments

Interest Rate Swaps

During the first quarter of 2006, in connection with our borrowing against our variable delayed draw term loan (see Note 10 to the condensed consolidated financial statements), we entered into interest rate swap agreements to hedge a significant portion of the potential impact of increases in interest rates on that facility. We are accounting for these swaps as cash flow hedges and have outstanding instruments with maturities through February 2010 that effectively convert $550.0 of the borrowing under the delayed draw term loan to fixed rates. These are amortizing interest rate swap agreements; therefore the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of September 30, 2006, the aggregate notional amounts of the interest rate swap agreements were $542.0 and the unrealized gain, net of taxes, recorded in accumulated other comprehensive loss was $2.4. In addition, we have recorded a long-term asset of $4.0 to recognize the fair value of these interest rate swap agreements.

During the first quarter of 2005, we terminated all our then outstanding interest rate swap agreements for an aggregate cash payment of $13.3. In addition, we reclassified $15.8 from accumulated other comprehensive income to “loss on early extinguishment of debt” because the future interest rate payments hedged by the related swaps were no longer probable of occurring.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows. Our principal currency exposures relate to the Euro, British Pound and Chinese Yuan.

We generally enter into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on certain forecasted transactions denominated in foreign currencies. The majority of the underlying transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. As a result of these embedded derivatives these contracts do not qualify for hedge accounting treatment. Accordingly, the changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005.

At September 30, 2006 and December 31, 2005, we had FX forward contracts generally with maturities of no more than 18 months, in aggregate notional amounts of $117.1 and $153.9, respectively. The fair values of these contracts were $0.1 and $5.7 (recorded as current liabilities) at September 30, 2006 and December 31, 2005, respectively.  The fair values of the associated embedded derivatives were $0.7 (recorded as a current liability) and $5.9 (recorded as a current asset) at September 30, 2006 and December 31, 2005, respectively.

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and  account for such transactions as cash flow hedges. As of September 30, 2006, the unrealized gain, net of taxes, recorded in accumulated other comprehensive loss was $1.8, and we have recorded current assets of $1.7 to recognize the fair value of these commodity contracts. We expect to reclassify the unrealized gains mentioned above to cost of products sold over the next 12 months as the hedged transactions occur. The amount of gain recognized during the three and nine months ended September 30, 2006 and 2005 related to the ineffectiveness of the hedges was not material.

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

Other Matters

Contractual Obligations — Except for the debt transactions that occurred during the nine months ended September 30, 2006, as noted elsewhere herein, there were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. Maturities of debt under the delayed draw term loan are $5.0, $37.5, $75.0, $112.5 and $510.0 in 2006, 2007, 2008, 2009 and 2010, respectively.

Pension Plans— The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The low long-term interest rates experienced over the last two years have contributed to a $297.3 underfunded status for our pension plans at December 31, 2005. Our non-funded pension plans accounted for $116.9 of the underfunded status at December 31, 2005. The updated measurement of the plans’ funded status will be determined in the fourth quarter of 2006 and will be affected by the performance of U.S. and foreign financial markets, performance of plan assets, and the level of market interest rates at December 31, 2006. Regardless of the outcome, at this time we do not expect that we will be required to make any cash contributions to our primary domestic pension plans in 2006. In April 2006, we made cash contributions of approximately $9.0 to our foreign plans, compared to approximately $19.0 in the second quarter of 2005. For the nine months ended September 30, 2006, we recorded net pension expense of $24.4 compared to $13.2 for the nine months ended September 30, 2005. There can be no assurance that future periods will include similar pension results or that regulatory mandated cash contributions will not be required.

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

In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” herein, “Risk Factors” herein and in our Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” herein and in our 2005 Annual Report on Form 10-K and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2005 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2006 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 under the heading “Litigation Matters”, included under Part I of this Form 10-Q.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended September 30, 2006:

Period	Total number of shares purchased (2) (3)	Average price per share	Total number of shares purchased as part of a publicly announced plan or program (3)	Maximum number of shares that may yet be purchased under the plan or program

7/1/06-7/31/06	900,600	53.64	900,000		(1)

8/1/06-8/31/06	566,373	53.48	78,800		(1)

9/1/06-9/30/06	—	—			(1)

Total	1,466,973		978,800

(1)          On May 12, 2006, we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act to facilitate the repurchase of up to 2.5 shares of our common stock in accordance with a share repurchase program. In August 2006, we completed the previously adopted written trading plan.

 (2)       Includes the surrender to us of 600 shares of common stock in July to satisfy tax withholding obligations in connection with the vesting of restricted stock and 487,573 shares of common stock repurchased in the open market in August subsequent to the completion of the May 12, 2006 Rule 10b5-1 plan.

(3)          We record common stock repurchases based on the settlement date.

ITEM 6. Exhibits

*10.1	Amendment to the SPX Corporation 2006 Non-Employee Directors’ Stock Incentive Plan.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 3 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: November 2, 2006	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: November 2, 2006	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

*10.1	Amendment to the SPX Corporation 2006 Non-Employee Directors’ Stock Incentive Plan.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 3 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan or arrangement.