Form 10-K
period 2006-12-31
SPX CORP
filed 2007-03-01
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006, or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 1-6948

SPX Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-1016240
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $3,266,584,185. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 23, 2007, was 59,705,680.

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for its Annual Meeting to be held on May 4, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

P A R T   I

ITEM 1. Business

(All dollar and share amounts are in millions, except per share data)

Forward-Looking Information

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). In some cases, you can identify forward-looking statements by terminology such as “may,”  “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change. All the forward-looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading “Risk Factors” and in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We undertake no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Report.

Business

We were incorporated in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted our current name in 1988. Since 1968, we have been incorporated under the laws of Delaware and we have been listed on the New York Stock Exchange since 1972.

We are a global multi-industry manufacturing company with operations in over 20 countries and sales in over 100 countries around the world. The majority of our revenues, approximately 60% in 2006, are driven by global infrastructure development. Our infrastructure-related products and services include wet and dry cooling systems, thermal service and repair work, heat exchangers and power transformers into the global power market. We also provide pumps, metering systems and valves into the global oil and gas, chemical and petrochemical exploration, refinement and distribution markets. Our infrastructure-related products also include packaged cooling towers, boilers, heating and ventilation equipment and filters. We continue to focus on developing and acquiring products and services to serve global infrastructure development, as we believe that future investments in these end markets in both emerging and developed economies around the world provide significant opportunities for growth.

The other major component of our revenues is test and measurement products and services, representing 26% of our 2006 revenues. In this area, we provide, among other things, electronic diagnostic systems, specialty service tools, service equipment, and technical information services with a primary focus on the global transportation market. Our strategy includes partnering with manufacturers of automobiles, agricultural and construction equipment and recreational vehicles, among others, to provide solutions for maintaining and servicing these vehicles after sale. With the expanding global population and demand for vehicles, we believe there are significant future growth opportunities in this market.

Our operating strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication. This process includes:

•       a demanding set of leadership standards to drive achievement of results with integrity;

•       expanding our technological leadership and service offerings with a market focus on providing innovative, critical solutions to our customers;

•       growing through internal development and strategic, financially compelling acquisitions;

•       Increased globalization with a focus on emerging economies and markets;

•       right-sizing our businesses to market and economic conditions to protect against economic downturns and take advantage of strong economic cycles;

•       focusing on continuous improvements to drive results and create shareholder value; and

•       strategically analyzing our businesses to determine their long-term fit.

Unless otherwise indicated, amounts provided throughout this Annual Report on Form 10-K relate to continuing operations only.

Segments

Our strategy is to have a centralized approach to continuous improvement, including lean manufacturing, supply chain management, organizational development, and global expansion, with the intent of capturing synergies that exist within our businesses and, ultimately, on driving revenue, profit margin, and cash flow growth. We believe that our businesses are well positioned for growth in these metrics based on our current continuous improvement initiatives, the potential within the current markets they serve, as well as the potential for expansion into additional markets. Beginning in the first quarter of 2005, we aggregated our global platforms into three segments, identified as Flow Technology, Test and Measurement, and Thermal Equipment and Services. Each of the remaining businesses within our portfolio generally represent North American focused industrial operations that lack global scale and are not currently projected to be the focus of acquisition growth. We have aggregated these businesses into a fourth segment identified as Industrial Products and Services.

We aggregate our operating segments into four reportable segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expenses, stock based compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment. For more information on the results of our segments, see Note 5 to our consolidated financial statements.

Flow Technology

Our Flow Technology segment had revenues of $960.2, $878.1, and $810.9 in 2006, 2005, and 2004, respectively. This segment designs, manufactures and markets products and solutions that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications and airflow treatment systems. Our focus is on innovative, highly-engineered new product introductions and expansion from products to systems and services to create total customer solutions. Our primary products include high-integrity pumps, valves, fluid mixers, agitators, metering systems, filters and dehydration equipment. Our primary global end markets, in order of relevance, are sanitary food, beverage and pharmaceutical processing, general industrial, chemical processing, oil and gas processing, power generation, and mining. We sell to these end markets under the brand names of Waukesha Cherry-Burrell, DeZurik, Lightnin, Copes-Vulcan, M&J Valves, and Bran & Luebbe. Competitors in these fragmented markets include Alfa Laval, GEA, Fisher, Haywood, Chemineer, EKATO, Lewa, Fristam, and Sudmo. The segment continues to focus on initiatives such as a global ERP system implementation and lean manufacturing improvements. The primary distribution channels for the Flow Technology segment are independent manufacturing representatives and direct to customers.

Test and Measurement

Our Test and Measurement segment had revenues of $1,137.5, $1,059.6, and $1,092.6 in 2006, 2005, and 2004, respectively. This segment engineers and manufactures branded, technologically advanced test and measurement products on a global basis across the transportation, defense, telecommunications, and utility industries. Our technology supports the introduction of new systems, expanded services, and sophisticated testing and validation. Products for the segment include specialty diagnostic service tools, fare collection boxes, portable cable and pipe locators, and vibration testing equipment. Our diagnostic service tools product line includes diagnostic systems and service equipment as well as specialty tools. We sell diagnostic systems and service equipment to the franchised vehicle dealers of original equipment manufacturers (“OEMs”), aftermarket national accounts, and independent repair facilities. We sell diagnostic systems under the OTC, Actron, AutoXray, Tecnotest, and Robinair brand names. These products compete with brands such as Snap-on and ESP. We intend to grow this business by developing new service capabilities and strengthening alliances in diagnostic platforms. We sell our specialty tools to franchised vehicle dealers, aftermarket national accounts, and independent repair facilities. We are a primary global provider of specialty tools for motor vehicle manufacturers’ dealership networks to General Motors, Ford, Daimler Chrysler, BMW, Harley Davidson and John Deere, and a primary domestic provider to Toyota and Nissan. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle systems design and the number of dealerships and are not directly correlated with the volume of vehicles produced by the motor vehicle manufacturers. The segment sells automated fare collection boxes to municipal bus and rail transit systems, as well as postal vending systems, primarily within the North American market. Our portable cable and pipe locator line is composed of electronic testing, monitoring, and inspection equipment for locating and identifying metallic sheathed fiber optic cable, horizontal boring guidance systems, and inspection cameras. The segment sells this product line to a wide customer base, including utility and construction companies, municipalities, and telecommunication companies. We sell our vibration testing equipment primarily to the aerospace, automotive, and electronics industries, with our main competitors being IMV and Upholtz Dickie. The segment continues to focus on initiatives such as lean manufacturing and expanding its commercialization of the China market. The primary distribution channels for the Test and Measurement segment are direct to OEMs and OEM dealers, aftermarket tool and equipment providers, and retailers.

Thermal Equipment and Services

Our Thermal Equipment and Services segment had revenues of $1,378.9, $1,204.3, and $1,065.3 in 2006, 2005, and 2004, respectively. This segment engineers, manufactures, and services cooling, heating, and ventilation products for markets throughout the world. Products for the segment include dry, wet, and hybrid cooling systems, cooling towers, and air-cooled condensers for the power generation, refrigeration, HVAC, and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade, and modernize power stations. We sell our cooling products and services under the brand names of Marley, Balcke, Ceramic, and Hamon Dry Cooling, with the major competitors to these product and service lines being Baltimore Aircoil, Evapco, and GEA. Our hydronic products include a complete line of gas and oil fired cast iron boilers for space heating in residential and commercial applications, as well as ancillary equipment. The segment’s hydronic products compete mainly with Burnham and Buderus. Our heating and ventilation product line includes i) baseboard, wall unit, and portable heaters, ii) commercial cabinet and infrared heaters, iii) thermostats and controls, iv) air curtains, and v) circulating fans. The segment sells heating and ventilation products under the Berko, Qmark, Farenheat, Aztec, Patton, and Leading Edge brand names, with the principal competitors being TPI, Quellet, and Dimplex for heating products, and Lenexa, TPI, and Air Master for ventilation products. The segment continues to focus on expanding its global reach, including expanding its dry cooling, heating, and ventilation presence in Asia, as well as increasing thermal components and service offerings, particularly in Asia and Europe. The primary distribution channels for the Thermal Equipment and Services segment are direct to customers, independent manufacturing representatives, third party distributors and retailers.

Industrial Products and Services

Our Industrial Products and Services segment had revenues of $836.7, $716.0 and $670.3 in 2006, 2005, and 2004, respectively. The segment includes operating units that design, manufacture, and market power systems, industrial tools and hydraulic units, filters primarily for the automotive industry, precision machine components for the aerospace industry and television broadcast antenna systems. The primary distribution channels for the Industrial Products and Services segment are direct to customers, independent manufacturing representatives and third party distributors.

Acquisitions

We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material. We will continue to pursue acquisitions and we may consider acquisitions of businesses with more than $1,000.0 annual revenues. In December 2006, we completed the acquisition of Aktiebolaget Custos (“Custos”) within our Flow Technology segment for a purchase price of $184.0, which was net of cash acquired of $4.4 and included debt assumed of $23.2 and a provision of $5.5 for shares of Custos that had yet to be tendered as of December 31, 2006. Custos had revenues of approximately $107.0 in the twelve months prior to its acquisition.

Divestitures

As part of our operating strategy, we regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we report businesses or asset groups as discontinued operations when the operations and cash flows of the business or asset group have been or are expected to be eliminated, when we do not expect to have any continuing involvement with the business or asset group after the disposal transaction, and when we have met these additional six criteria:

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

The following businesses, which have been sold, met the above requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Discontinued During the Quarter Ended	Actual Closing Date of Sale
Dock Products (“Dock”)	June 30, 2006	Q4 2006
Dielectric Tower (“Tower”)	December 31, 2005	Q1 2006
Security and protection business (“Vance”)	September 30, 2005	Q1 2006
Mueller Steam, Febco and Polyjet product lines	September 30, 2005	Q4 2005
Aftermarket automotive products business (“Carfel”)	March 31, 2005	Q3 2005
Lab and life science business (“Kendro”)	December 31, 2004	Q2 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Fire detection and building life-safety systems business (“EST”)	December 31, 2004	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005
Compaction equipment business (“Bomag”)	September 30, 2004	Q1 2005
Axial fan business	December 31, 2004	Q4 2004
Inspection gauging system business	December 31, 2004	Q4 2004
Municipal water valve business	June 30, 2004	Q4 2004

In addition to the completed transactions described above, we committed to a plan to divest an automotive components business within our Industrial Products and Services segment in the third quarter of 2006. We are actively pursuing the sale of this business and anticipate that the sale will be completed in the first half of 2007. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our consolidated financial statements. As a result of the planned divestiture of the automotive components business, we recorded a charge of $102.7 during 2006 to “loss on disposition of discontinued operations, net of tax” in order to reduce the net assets to be sold to their estimated net realizable value.

Joint Venture

We have one significant joint venture, EGS Electrical Group, LLC and Subsidiaries (“EGS”), with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Canada and France and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis. We typically receive our share of this joint venture’s earnings in cash dividends.

See Note 9 to our consolidated financials statements and the financial statements of EGS included herein for more information on EGS.

International Operations

We are a multinational corporation with operations in over 20 countries. Our international operations are subject to the risks of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments, as well as other risks attendant to the countries in which they are located. Our export sales from the United States were $335.2 in 2006, $290.2 in 2005, and $293.0 in 2004.

See Note 5 to our consolidated financial statements for more information on our international operations.

Research and Development

We are actively engaged in research and development programs designed to improve existing products and manufacturing methods and to develop new products to better serve our current and future customers. These efforts encompass all our products with divisional engineering teams coordinating their resources. We place particular emphasis on the development of new products that are compatible with, and build upon, our manufacturing and marketing capabilities.

We spent $62.6 on research activities relating to the development and improvement of our products in 2006, $57.7 in 2005, and $55.6 in 2004.

Patents/Trademarks

We own over 650 domestic patents and 150 foreign patents, including approximately 100 patents that were issued in 2006, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted to a significant extent. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors.”

Outsourcing and Raw Materials

We manufacture many of the components used in our products; however, our strategy includes outsourcing some components and sub-assemblies to other companies where strategically and economically feasible. In instances where we depend on third-party suppliers for outsourced products or components, we are subject to the risk of customer dissatisfaction with the quality or performance of the products we sell because of supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately to our inability to supply products to our customers. We believe that we generally will be able to continue to obtain adequate supplies of major items or appropriate substitutes at reasonable costs.

In the last three years we have faced significant increases in the prices of many of our key raw materials, including petroleum-based products, steel, and copper. Over the past two years we have been able to generally offset increases in raw material costs across our segments mainly through effective price increases.

Because of our diverse products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed for our operations. We are not significantly dependent on any one or a limited number of suppliers, and we have been able to obtain suitable quantities of all necessary raw materials at competitive prices.

Competition

Although our businesses are in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all of the same product lines or serve all of the same markets as we do. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovation. These methods vary with the type of product sold. We believe that we can compete effectively on the basis of each of these factors as they apply to the various products offered. See “Segments” above for a discussion of our competitors.

Environmental Matters

See “MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities,” “Risk Factors” and Note 14 of our consolidated financial statements for information regarding environmental matters.

Employment

At December 31, 2006, we had approximately 14,300 employees associated with businesses that have been classified in our consolidated financial statements as continuing operations. Additionally, we had approximately 1,100 employees associated with a business that we intend to sell in 2007 and have classified in our consolidated financial statements as a discontinued operation. Eleven domestic collective bargaining agreements cover approximately 1,200 employees, none of which relate to the business classified in our consolidated financial statements as a discontinued operation. We also have various collective labor arrangements covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

Executive Officers

See Part III, Item 10 of this report for information about our executive officers.

Other Matters

No customer or group of customers that, to our knowledge, are under common control, accounted for more than 10% of our consolidated revenues for all periods presented.

Our businesses maintain sufficient levels of working capital to support customer requirements, particularly inventory. We believe that our businesses’ sales and payment terms are generally similar to those of our competitors.

Many of our businesses closely follow changes in the industries and end-markets that they serve. In addition, certain businesses have seasonal fluctuations. Revenues for our Test and Measurement segment primarily follow customer-specified program launch timing for diagnostic systems and service equipment. Demand for products in our Thermal Equipment and Services segment is correlated to contract timing on large construction contracts and is also driven by seasonal weather patterns, both of which may cause significant fluctuations from period to period. Historically, our businesses generally tend to be stronger in the second half of the year.

Our website address is www.spx.com. Information on our website is not incorporated by reference herein. We file reports with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. Additionally, you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

In 2006, approximately 40% of our revenues were generated outside the United States. Revenues originating from business units in Germany and the United Kingdom in 2006 were $624.2 and $243.4, respectively. We continue to increase our sales outside the United States, with a particular emphasis on expanding our presence in emerging markets, most notably China. As part of our strategy, we manage businesses with manufacturing facilities worldwide, many of which are located outside the United States. Our international operations require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations also are subject to the following risks:

•       difficulty in managing, operating and marketing our international operations because of distance, as well as language and cultural differences;

•       difficulty entering new international markets due to differing regulatory barriers, political systems or other barriers to business;

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

A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars, which may have a material adverse effect on sales or require us to lower our prices and also decrease our reported revenues or margins in respect of sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices. Likewise, decreased strength of the U.S. dollar could have a material adverse effect on the cost of materials and products purchased overseas. In addition, our sales are translated into U.S. dollars for reporting purposes. In particular, a revaluation of the Chinese Yuan could result in an increase in the cost of producing products in China, or increases in labor costs. The strengthening or weakening of the U.S. dollar could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

As we continue to expand our international operations, these and other risks associated with international operations are likely to increase. In addition, as we enter new geographic markets, we may encounter significant competition from the primary participants in those markets who may have significantly greater market knowledge and substantially greater resources than we do. In particular, as an increasing percentage of our products are manufactured in China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, could have a significant negative affect on our operations. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status with, China or other countries in which we conduct business could significantly increase our cost of products imported into the United States or Europe and harm our business. Because of the importance of our international sales and international sourcing of manufacturing to our business, if any of the risks described above were to occur it could have a material adverse effect on our financial position, results of operations or cash flows.

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

We face environmental exposures including, for example, those relating to discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. We may be liable for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in our current or formerly owned property, or from a third-party disposal facility which we may have used, without regard to whether we knew of, or caused, the presence of the contaminants. The presence of, or failure to remediate properly, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent affected property or to borrow funds using affected property as collateral. New or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our financial position, results of operations or cash flows. See Note 14 to our consolidated financial statements for further discussion.

We face numerous claims, complaints and proceedings. Class actions, derivative lawsuits and contract, intellectual property, competitive, personal injury, product liability, workers’ compensation and other claims have been filed or are pending against us and certain of our subsidiaries. In addition we from time to time face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. Our insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years, which has increased our uninsured exposure.

We devote significant time and expense to defense against the various claims, complaints and proceedings brought against us, and we cannot assure you that the expenses or distractions from operating our businesses arising from these defenses will not increase materially.

We cannot assure you that our accruals and right to indemnity and insurance will be sufficient, that recoveries from insurance or indemnification claims will be available or that any of our current or future claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows. See “MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities.”

The price of raw materials may adversely affect our results.

We are exposed to a variety of market risks, including inflation in the prices of raw materials. In the last three years, we have faced significant changes in the prices of many of our key raw materials, including petroleum-based products, steel, and copper. Increases in the prices of raw materials may have a material adverse effect on our financial position, results of operations or cash flows, as we may not be able to pass cost increases on to our customers.

We operate in highly competitive industries. Our failure to compete effectively could harm our business.

We operate in a highly competitive environment, competing on the basis of product offerings, technical capabilities, quality, service and pricing. We have a number of competitors, some of which are large, with substantial technological and financial resources, brand recognition and established relationships with global service providers. Some of our competitors have low cost structures, support from governments in their home countries, or both. In addition, new competitors may enter the industry. We cannot assure you that we will be able to compete successfully against existing or future competitors. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match or do not offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, and make more attractive offers to potential customers, employees and strategic partners.

Our strategy to outsource various elements of the products we sell subjects us to the business risks of our suppliers, which could have a material adverse impact on our operations.

In areas where we depend on third-party suppliers for outsourced products or components, we are subject to the risk of customer dissatisfaction with the quality or performance of the products we sell because of supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately our inability to supply products to our customers. Third-party supplier business interruptions can include, but are not limited to, work stoppages, union negotiations and other labor disputes, as well as financial and credit difficulties.

A portion of our revenues is generated through long-term fixed-price contracts, which could expose us to various risks including the risks of cost overruns, inflation and credit and other counterparty risks.

A portion of our revenues and earnings is generated through long-term fixed-price contracts. We recognize revenues from certain of these contracts using the percentage-of-completion method of accounting whereby revenue and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project. Estimates of total revenues and cost at completion are subject to many variables, including the length of time to complete a contract. To the extent that we under-estimate the remaining cost to complete a project, we may overstate the revenues and profit in a particular period. Further, certain of these contracts provide for penalties for failure to timely perform our obligations under a contract, or require that we, at our expense, correct and remedy to the satisfaction of the other party certain defects. Because some of our long-term contracts are at a fixed price, we face the risk that cost overruns or inflation may erode, eliminate or exceed our expected profit margin, or cause us to take a loss on our projects. Additionally, even though we perform credit checks and conduct other due diligence on those with whom we do business, customers of our long-term contracts may suffer financial difficulties that make them unable to pay for a project when completed or they may decide, either as a matter of corporate decision-making or in response to changes in local laws and regulations, not to pay us. We cannot assure you that expenses or losses for uncollectible billings relating to our long-term fixed-price contracts will not have a material adverse effect on our revenues and earnings.

Changes in both the funding of and accounting for pension and postretirement benefit plans may affect our results of operations and cash flows.

As of December 31, 2006, our defined benefit pension and postretirement plans, including both qualified and non-qualified plans, were underfunded by $380.9. Of this amount, $42.8 related to our domestic qualified defined benefit pension plans. During 2006, the United States government passed into law the Pension Protection Act of 2006 (“PPA”). Among other things, the PPA requires plan sponsors to fund toward 100% of the underfunded status of domestic qualified defined benefit pension plans (with contributions phased in through 2011) and increased the annual premiums we pay to the Pension Benefit Guaranty Corporation. Additionally, during 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement required us to recognize the underfunded status of our defined benefit pension and postretirement plans in our consolidated balance sheet as of December 31, 2006. SFAS No. 158 represents the culmination of phase one of the FASB’s project to re-address the accounting for defined benefit pension and postretirement plans, with the second phase of the project focused on the recognition of expense in the financial statements. As the specific annual funding requirements resulting from the PPA are not yet known, and the FASB’s project is ongoing, we are currently unable to accurately predict their impact on our future results of operations or cash flows. See “MD&A — Critical Accounting Policies and Use of Estimates” for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position. Furthermore, future changes in the funding of, accounting for, or other regulatory changes could have adverse impacts on our results of operation and cash flows. See Note 10 to our consolidated financial statements for the impact of adopting SFAS No. 158 as of December 31, 2006.

Our failure to successfully complete acquisitions could negatively affect us.

We may not be able to consummate desired acquisitions, which could materially impact our growth rate, results of operations, cash flows and stock price. Our ability to achieve our goals depends upon, among other things, our ability to identify and successfully acquire companies, businesses and product lines, to effectively integrate them and to achieve cost effectiveness. We may also be unable to raise any additional funds necessary to consummate these acquisitions. In addition, changes in our stock price may adversely affect our ability to consummate acquisitions. Competition for acquisitions in our business areas has been significant, and has in many cases resulted in higher prices for businesses, including businesses that we may target, which may also affect our acquisition rate or benefits achieved from our acquisitions.

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

In addition, internal controls over financial reporting of acquired companies may not be up to required standards. Issues may exist that could rise to the level of significant deficiencies or, in some cases, material weaknesses, particularly with respect to foreign companies or non-public United States companies.

Our integration activities may place substantial demands on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business. In addition, any acquired business, technology, service or product could under-perform relative to our expectations.

We may not achieve the expected cost savings and other benefits of our acquisitions.

We strive for and expect to achieve cost savings in connection with our acquisitions, including: (i) manufacturing process and supply chain rationalization, including plant closings in some cases; (ii) streamlining redundant administrative overhead and support activities; and (iii) restructuring and repositioning sales and marketing organizations to eliminate redundancies. Cost savings expectations are inherently estimates that are difficult to predict and are necessarily speculative in nature, and we cannot assure you that we will achieve expected, or any, cost savings. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings or other benefits from our acquisitions. As a result, our actual cost savings, if any, and other anticipated benefits could be delayed and could significantly differ from our estimates and the other information contained in this report.

Our failure to successfully complete dispositions could negatively us.

We continually review each of our businesses in order to determine their long term strategic fit. As part of this strategy, we dispose of certain of our businesses in the ordinary course, some of which dispositions could be and have been material. Our dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from running our core businesses, increased expense associated with the dispositions and potential disputes with the acquirers of the disposed assets or businesses. If dispositions are not completed in a timely manner there may be a negative effect on our cash flows and/or our ability to execute our strategy. See Item 1. Business and Note 4 to our consolidated financial statements for the status of our divestitures.

Increases in the number of shares of our outstanding common stock could adversely affect our common stock price or dilute our earnings per share.

Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2006, approximately 4.8 shares of our common stock were issuable upon exercise of outstanding stock options by employees and non-employee directors and we had the ability to issue up to an additional 6.5 shares as restricted stock, restricted stock units, or stock options under our 2002 Stock Compensation Plan. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also have a shelf registration statement for 4.3 shares of common stock that may be issued in connection with acquisitions, and we have a shelf registration statement for a total of $1,000.0, which may be used in connection with an offering of debt securities, preferred securities and/or common stock for general corporate purposes. Additional shares issued will have a dilutive effect on our earnings per share.

Our indebtedness may affect our business and may restrict our operating flexibility.

At December 31, 2006, we had $964.6 in total indebtedness. On that same date, we had $255.4 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under our global revolving loan facility of $82.8 and to $111.8 reserved for outstanding letters of credit. In addition, we had $143.0 of available issuance capacity under our foreign trade facility after giving effect to $332.0 reserved for outstanding letters of credit. At December 31, 2006, our cash and equivalents balance was $477.2. See MD&A and Note 12 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may in the future renegotiate or refinance our senior credit facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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

•       expose us to a risk that a substantial decrease in net operating cash flows due to economic developments or adverse developments in our business could make it difficult to meet debt service requirements; and

•       expose us to risks inherent in interest rate fluctuations to the extent existing borrowings are, and any new borrowings may be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

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

Even if we are able to obtain new financing, we may not be able to repay our debt or borrow sufficient funds to refinance it. In addition, any default under our senior credit facilities or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior credit facilities is accelerated, we may not have sufficient assets to repay amounts due under our senior credit facilities, senior notes or other debt securities then outstanding. Our ability to comply with these provisions of our senior credit facilities and other agreements governing our other indebtedness will be affected by changes in the economic or business conditions or other events beyond our control. Complying with our covenants may also cause us to take actions that are not favorable to us and may make it more difficult for us to successfully execute our business strategy and compete, including against companies that are not subject to such restrictions.

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

Many of the industries in which we operate are cyclical, and our results will be and have been affected as a result.

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

•       The chemical and petrochemical markets, which influence our Flow Technology segment.

Cyclical changes could also affect sales of products in our other businesses. The downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any material adverse effects to our business. See “MD&A — Segment Results of Operations.” In addition, certain of our businesses have seasonal fluctuations. Historically, our businesses generally tend to be stronger in the second half of the year.

Our business is subject to changes in the economy.

Certain of our businesses have been affected in various years by difficult economic conditions. There can be no assurance that the economy will not worsen or that we will be able to sustain existing cost structures or create additional cost reductions to offset economic conditions, or that the unpredictability and changes in the markets in which we participate will not adversely impact our results. Cost reduction actions often result in charges against earnings. We expect to take charges against earnings in 2007 in connection with implementing additional cost reduction actions at certain of our businesses. These charges can vary significantly from period to period and, as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of restructuring actions, which in turn can have a material adverse effect on our financial position, results of operations or cash flows.

If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.

In two of the past three years we have recorded material non-cash charges to earnings to impair the carrying value of our goodwill and other intangible assets. At December 31, 2006, we had goodwill and other intangible assets of $2,250.2. We account for goodwill and indefinite lived intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 states that goodwill and indefinite lived intangible assets are not amortized, but are instead reviewed for impairment annually (or more frequently if impairment indicators arise). We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite lived intangibles. In addition, we review goodwill and indefinite lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite lived intangibles, we may be required to record a material non-cash charge to earnings.

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

At December 31, 2006, we had approximately 14,300 employees associated with businesses that have been classified in our consolidated financial statements as continuing operations. Additionally, we had approximately 1,100 employees associated with a business that we intend to sell in 2007 and have classified in our consolidated financial statements as a discontinued operation. Eleven domestic collective bargaining agreements cover approximately 1,200 employees, none of which relate to the business classified in our consolidated financial statements as a discontinued operation. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

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

There is no assurance that our product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us with regard to our products. As a result, we may have to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. The occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers’ end users and other losses to us or to our customers or end users, and could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

The following is a summary of our principal properties, as of December 31, 2006, classified by segment:

		No. of	Approximate Square Footage
	Location	Facilities	Owned	Leased
			(in millions)
Flow Technology	8 states and 11 foreign countries	34	1.8	0.6
Test and Measurement	6 states and 5 foreign countries	18	0.5	0.6
Thermal Equipment and Services	9 states and 8 foreign countries	30	3.0	4.5
Industrial Products and Services	14 states and 5 foreign countries	28	1.6	0.6
Total		110	6.9	6.3

In addition to manufacturing plants, we lease our corporate office in Charlotte, NC, our information technology data center in Horsham, PA, and various sales and service locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes.

ITEM 3. Legal Proceedings

(All amounts are in millions)

Beginning in March 2004, multiple class action complaints seeking unspecified monetary damages, were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Securities Class Action”). The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints were consolidated into a single amended complaint against us and our former Chairman, Chief Executive Officer and President. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety.

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

On October 9, 2006, we reached an agreement in principle to settle both the Securities Class Action and the tag-along ERISA action. The settlement is subject to court approval. On December 22, 2006, the court granted preliminary approval of the settlement and scheduled a settlement hearing on April 10, 2007. Under the terms of the pending settlement, both actions will be dismissed with prejudice and our aggregate net settlement payment, after reimbursement by our insurer, will be $5.1. We recorded a charge of $4.1 in the third quarter of 2006 relating to this pending settlement. The charge has been included in “Selling, general and administrative” within our 2006 consolidated statement of operations.

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

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On June 8, 2006, we reached a settlement with VSI resolving this litigation. Under the terms of the settlement, the lawsuit was dismissed with prejudice, neither party admitted any liability or wrongdoing, and we made a payment in the amount of $20.0 to VSI. The charge associated with this payment was recorded in the second quarter of 2006 and has been included in “Other expense, net” within our 2006 consolidated statement of operations.

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

See “Contingent Liabilities,” “MD&A — Factors That May Affect Future Results” and Note 14 to our consolidated financial statements for further discussion of legal proceedings.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

Not applicable.

P A R T   I I

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities

(All amounts are in millions, except number of shares, share price, shareholders and per share information)

Our common stock is traded on the New York Stock Exchange under the symbol “SPW.”

Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2006 and 2005, together with dividend information.

	High	Low	Dividends per Share
2006
4th Quarter	$62.37	$54.08	$0.25
3rd Quarter	56.25	50.58	0.25
2nd Quarter	57.16	51.23	0.25
1st Quarter	54.00	45.91	0.25

	High	Low	Dividends per Share
2005
4th Quarter	$47.83	$43.00	$0.25
3rd Quarter	50.09	43.60	0.25
2nd Quarter	46.14	38.58	0.25
1st Quarter	45.60	38.10	0.25

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

There were no repurchases of common stock during the three months ended December 31, 2006.

The number of shareholders of record of our common stock as of February 23, 2007 was 4,791.

Company Performance

This graph shows a five year comparison of cumulative total returns for the SPX, the S&P Composite Index and the S&P Capital Goods Index. The graph assumes an initial investment of $100 on December 31, 2001 and the reinvestment of dividends.

ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2006	2005	2004	2003	2002
	(In millions, except per share amounts)
Summary of Operations
Revenues(1)	$4,313.3	$3,858.0	$3,639.1	$3,144.4	$3,050.7
Operating income(2)	314.3	226.2	53.8	305.8	360.3
Other (expense) income, net(3)	(28.1)	(17.5)	(8.5)	47.4	(0.6)
Interest expense, net(4,5)	(50.2)	(164.1)	(154.1)	(187.7)	(158.9)
Equity earnings in joint ventures	40.8	23.5	26.0	34.3	36.6
Income (loss) from continuing operations before income taxes	276.8	68.1	(82.8)	199.8	237.4
(Provision) benefit for income taxes	(56.3)	(66.9)	24.8	(85.2)	(111.4)
Income (loss) from continuing operations before a change in accounting principle	220.5	1.2	(58.0)	114.6	126.0
Income (loss) from discontinued operations, net of tax(5)	(49.8)	1,088.8	40.9	121.4	150.0
Change in accounting principle(6)	—	—	—	—	(148.6)
Net income (loss)	$170.7	$1,090.0	$(17.1)	$236.0	$127.4
Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations before change in accounting principle	$3.79	$0.02	$(0.78)	$1.49	$1.55
Income (loss) from discontinued operations	(0.86)	15.31	0.55	1.58	1.84
Change in accounting principle	—	—	—	—	(1.83)
Net income (loss) per share	$2.93	$15.33	$(0.23)	$3.07	$1.56
Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations before change in accounting principle	$3.65	$0.02	$(0.78)	$1.47	$1.51
Income (loss) from discontinued operations	(0.82)	15.08	0.55	1.37	1.56
Change in accounting principle	—	—	—	—	(1.54)
Net income (loss) per share	$2.83	$15.10	$(0.23)	$2.84	$1.53
Dividends declared per share	$1.00	$1.00	$1.00	—	—
Other Financial Data:
Total assets	$5,437.1	$5,306.4	$7,588.5	$7,624.3	$7,091.5
Total debt	964.6	781.6	2,526.1	2,619.9	2,694.3
Other long-term obligations	847.2	996.4	1,215.2	1,355.0	1,176.9
Shareholders’ equity	2,109.4	2,111.2	2,127.8	2,067.2	1,692.4
Capital expenditures	58.1	42.1	32.9	26.1	53.8
Depreciation and amortization	75.2	71.4	75.6	69.4	71.0

(1)                 During 2005, revenues for our Test and Measurement segment were reduced for program incentives and rebates earned by certain customers throughout the year. Prior to 2005, these incentives and rebates were classified as cost of products sold and selling, general and administrative expenses. Had these amounts been classified as a reduction to revenues prior to 2005, revenues for 2004, 2003, and 2002 would have been lower by $14.6, $13.3, and $11.2, respectively.

(2)                 In 2006, we incurred net special charges of $4.4 associated with restructuring initiatives to consolidate manufacturing and other facilities, as well as asset impairments.

In 2005, we recorded charges of $36.2 related to the impairment of goodwill and other intangible assets for our Air Filtration business (See Note 8 to our consolidated financial statements for further discussion of this impairment charge). In addition, we incurred net special charges of $9.1 associated with restructuring initiatives to consolidate manufacturing and other facilities, as well as asset impairments. These charges were net of a credit of $7.9 relating to a gain on the sale of land in Milpitas, CA, resulting in the finalization of a previously initiated restructuring action. See Note 6 to our consolidated financial statements for further details.

In 2004, we recorded charges of $175.3 related to the impairment of goodwill and other intangible assets for our Fluid Power, Radiodetection, and TPS businesses (See Note 8 to our consolidated financial statements for further discussion of these impairment charges). In addition, we incurred net special charges of $37.8 related to other asset impairments and cash costs associated with work force reductions, initiatives to divest or consolidate manufacturing facilities, asset divestures, and the exit of certain operations. Approximately $8.8 of these net special charges related to non-disposal, asset impairments at our Fluid Power business that was recorded in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” See Note 6 to our consolidated financial statements for further details.

In 2003, we recorded $34.3 of net special charges associated primarily with the restructuring initiatives to consolidate manufacturing facilities and rationalize certain product lines, along with any related asset impairments.

In 2002, we recorded $88.3 of net special charges, of which $12.6 was recorded in cost of products sold, associated primarily with the restructuring initiatives to consolidate manufacturing facilities and rationalize certain product lines, along with any related asset impairments.

(3)                 In 2006, we recorded a charge of $20.0 relating to the settlement of the lawsuit with VSI Holdings, Inc.

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

(4)                 Interest expense, net included losses on early extinguishment of debt of $113.6 in 2005, $2.6 in 2004 and $2.2 in 2003 related to the write-off of unamortized deferred financing fees, premiums/fees paid to redeem the senior notes, and other costs associated with the extinguishment of the term loans and revolving credit loan.

(5)                 Income from discontinued operations included an allocation of interest expense of $10.2 in 2004, 2003 and 2002 associated with the provision under our credit agreement then in effect that required that the first $150.0 of proceeds from business dispositions be applied to outstanding balances under the credit agreement, including the term loans. No other corporate costs have been allocated to discontinued operations.

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

Executive Overview

Overall, 2006 was a successful year for SPX. In our 2005 Annual Report on Form 10-K, we outlined six key operating initiatives designed to improve revenues and operating income and margins. A summary of these key initiatives and our progress to-date, along with what we expect in the future, follows:

•       Emerging Markets — The primary focus of our emerging markets efforts has been in China, as the current and expected growth in China is significant. In each of the past two years, our revenues from sales into China have increased by over $100.0. Our Thermal Equipment and Services segment, which generates approximately 70% of our total China revenues, has tripled its revenues from sales into China since the end of 2004, with the primary driver being cooling systems in support of power plant construction. As infrastructure in China continues to develop, the need for vehicles is also increasing. We anticipate that this will increase demand for electronic diagnostic equipment, specialty tools, and dealer services, which we believe provides us with an opportunity to expand our Test and Measurement segment in China. In China, we now have 12 plants and over 3,000 employees, representing approximately 21% of our total global workforce. We recently opened the SPX Asia-Pacific center in Shanghai and we are in the process of consolidating many of the back office support functions for our Asian operations into the Shanghai center. In addition, a centralized research and development function will be based in this center and focused on new product introductions designed specifically for the China markets. Our vision for this center is that it will (i) elevate SPX’s stature in China, (ii) create an environment to maximize synergies, and (iii) enhance our ability to drive growth in the China markets.

While the significant growth in China has been the primary focus of our emerging markets initiative, we are increasing our efforts in other regions as well.  Specifically, Africa and the Middle East present significant opportunities, principally for our Flow Technology and Thermal Equipment and Services segments, as a result of the expected continued investments being made by the oil and gas and power industries.

•       New Product Development — We are committed to developing new, innovative solutions to meet our customers’ needs and, in some cases, regulatory standards. We have a centralized team of technology and marketing leaders to support this initiative. From the start of 2006 through 2008, we are projecting over 60 new product launches for our Flow Technology segment. Within our Test and Measurement segment, new product development is critical to keeping pace with increasing vehicle complexity and new model launches. We are projecting that approximately 27% of this segment’s 2007 revenues will come from new product introductions. Our Thermal Equipment and Services segment is a global leader in developing new cooling technologies. We believe that the segment’s technological advances give it a competitive advantage, particularly as power industry investment in Europe and the United States increases.

•       Lean Manufacturing — We have leaders in all our businesses that are driving lean principles throughout our global organization. These principles are being applied to manufacturing, support and back office processes around the world. For any given process, our employees are (i) identifying areas to eliminate waste, (ii) finding bottlenecks by performing a value stream mapping process, (iii) diagnosing problems, and (iv) identifying solutions. We believe that our investment in lean principles is helping to foster a culture focused on continuous improvement.

•       Supply Chain Management — Our supply chain initiative is focused on driving cost reductions and working capital improvement, along with quality and on-time delivery through partnering with a strategic global supply base. In Asia, we are focused on consolidating and expanding our capabilities to pursue additional low cost country opportunities. Across all our businesses, we are effectively managing challenging material markets (e.g., steel and copper) by (i) making strategic material purchases, (ii) consolidating our vendor base, and (iii) implementing hedging strategies where market opportunities exist.

•       Information Technology (“IT”) Centralization — We continue to invest in and make progress on the IT front. The global expansion of SAP within our Flow Technology and Thermal Equipment and Services segments is underway. In 2006, we consolidated 16 IT systems and we have plans to consolidate 25 or more in 2007. During 2006, we spent approximately $20.0 on capital to support our IT initiative and we expect to spend an additional $25.0 in 2007. This initiative is supporting global expansion in our businesses and improving our data analysis capabilities.

•       Organizational Development — Our employees are the backbone of the company. We are providing leadership and managerial training to further develop the skills of our employees. We have launched development programs for engineering, finance, and human resources and we continue to focus on recruiting top talent to strengthen our bench. Our compensation structure is designed to align with long-term investor interests, as employee bonuses are linked to both operating results and cash flow improvement, and equity incentive awards generally only vest if our total shareholder return exceeds that of the S&P 500. In summary, our organizational development efforts are focused on improving SPX for the long-term.

During 2006, our focus on these initiatives contributed to improvement in revenues and operating income and margins as described in the pages that follow. For 2007, we will continue to focus on and anticipate continued progress across all these key initiatives, which we expect will result in additional improvement in revenue and operating income and margins.

Other Significant 2006 Items

There were a number of other significant items that impacted our 2006 operating results, including:

•       The outstanding LYONs notes were repurchased for $660.3, their accreted value. We financed the repurchase and the payment of the related tax recapture of $90.9 with amounts borrowed against our $750.0 delayed draw term loan under our senior credit facilities.

•       We repurchased 8.7 shares of our common stock for $436.3.

•       We sold our Vance, Tower, and Dock Products businesses within our Industrial Products and Services segment for combined cash proceeds of $121.0.

•       We settled the lawsuit with VSI Holdings, Inc. (“VSI”) for $20.0, eliminating a significant contingent liability and the distraction of a prolonged trial.

•       We recognized an income tax benefit of $34.7 resulting principally from the settlement of certain matters relating to our 1998 to 2002 Federal income tax returns.

•       We reached an agreement in principle to settle both the Securities Class Action and the tag-along ERISA action. On December 22, 2006, the court granted preliminary approval of the settlement and scheduled a settlement hearing on April 10, 2007. Under the terms of the pending settlement, both actions will be dismissed with prejudice and our aggregate net settlement payment, after reimbursement by our insurer, will be $5.1. We recorded a charge of $4.1 in 2006 relating to the pending settlement.

•       We committed to a plan to divest an automotive components business within our Industrial Products and Services segment. We have reported the business as a discontinued operation for all periods presented. As a result of the planned divestiture, we recorded a charge during 2006 of $102.7 to “loss on disposition of discontinued operations, net of tax” in order to reduce the net assets to be sold to their estimated net realizable value.

•       We completed the acquisition of Aktiebolaget Custos (“Custos”) within our Flow Technology segment for a purchase price of $184.0, which was net of cash acquired of $4.4 and included debt assumed of $23.2 and a provision of $5.5 for shares of Custos that had yet to be tendered as of December 31, 2006.

•       We made an advance payment of $66.6 associated with certain proposed adjustments by the Internal Revenue Service that we are currently appealing.

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

Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovations. These methods vary with the type of product sold. We believe we can compete effectively on the basis of each of these factors as they apply to the various products we offer.

Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions and divestitures and a change in accounting classifications of certain sales program costs for periods in 2005. We believe that this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the years ended December 31, 2006, 2005, and 2004, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	2006	2005	2004	2006 vs. 2005%	2005 vs. 2004%
Revenues	$4,313.3	$3,858.0	$3,639.1	11.8	6.0
Gross profit	1,200.4	1,065.3	1,024.5	12.7	4.0
% of revenues	27.8%	27.6%	28.2%
Selling, general and administrative expense	867.3	778.7	742.1	11.4	4.9
% of revenues	20.1%	20.2%	20.4%
Special charges, net	4.4	9.1	37.8	(51.6)	(75.9)
Impairment of goodwill and other intangible assets	—	36.2	175.3	*	*
Other expense, net	(28.1)	(17.5)	(8.5)	60.6	105.9
Interest expense, net	(50.2)	(50.5)	(151.5)	(0.6)	(66.7)
Loss on early extinguishment of debt	—	(113.6)	(2.6)	*	*
Equity earnings in joint ventures	40.8	23.5	26.0	73.6	(9.6)
Income (loss) from continuing operations before income taxes	276.8	68.1	(82.8)	*	*
Income tax (provision) benefit	(56.3)	(66.9)	24.8	(15.8)	*
Income (loss) from continuing operations	220.5	1.2	(58.0)	*	*
Components of Consolidated Revenue Growth:
Organic Growth				9.7%	5.4%
Foreign Currency				0.7%	(0.1)%
Acquisitions and Other, net				1.4%	0.7%
Net Revenue Growth				11.8%	6.0%

*  Not meaningful for comparison purposes.

Revenues — For 2006, the increase in revenues was driven primarily by organic revenue growth. We continued to experience strong demand for thermal services and repairs in Europe and dry cooling products in China within our Thermal Equipment and Services segment, as well as within the power, mining, and oil and gas markets serviced by businesses in our Flow Technology segment. Growth in our Industrial Products and Services segment was led by strong demand for power transformers, crystal growing and laboratory equipment, machined components for aircrafts, and industrial and hydraulic tools. Revenues also benefited from the fourth quarter of 2005 acquisition of CarTool GmbH (“Cartool”) in our Test and Measurement segment.

For 2005, the increase in revenues was driven primarily by organic revenue growth within our Thermal Equipment and Services segment, where we experienced strong demand for dry cooling products in China and for thermal services and repairs in Europe, and within the mining, petro-chemical and sanitary markets serviced by our Flow Technology segment. The organic growth in these segments was partially offset by an organic decline in our Test and Measurement segment, mostly attributable to a decrease in revenues from fare-collection systems. Beyond organic growth, revenues for 2005 were favorably impacted by the acquisitions of Actron and Auto X-ray in the Test and Measurement segment that occurred during the second half of 2004.

Gross profit — The increase in gross profit in 2006 primarily was due to the revenue performance described above. The following items favorably impacted gross profit as a percentage of revenues in 2006 when compared to 2005:

•       Improved pricing and lean manufacturing initiatives within the Flow Technology segment.

•       New product introductions, improved pricing, and favorable product mix associated with the specialty tools and portable cable and pipe locator product lines of our Test and Measurement segment.

•       Improved pricing and favorable product mix associated with the power transformer and industrial and hydraulic tools businesses within our Industrial Products and Services segment.

The following items partially offset the 2006 increases in gross profit described above:

•       Higher pension and postretirement costs, primarily relating to our domestic pension plans.

•       Lower profit margins for our boiler products business within our Thermal Equipment and Services segment as a result of lower overall demand in the domestic heating markets, unfavorable product mix and higher manufacturing costs in 2006.

The increase in gross profit in 2005, when compared to 2004, was due primarily to the revenue performance described above. The following items impacted gross profit as a percentage of revenues in 2005 when compared to 2004:

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

•       Our boiler products business within our Thermal Equipment and Services segment incurred start-up costs relating to its new Eden, NC facility.

•       We experienced an increase in self-insurance costs during 2005 of approximately $15.3, associated with workers’ compensation, product and general liability claims.

•       Gross profit for 2004 was negatively impacted by inventory write-downs of $17.7 in our Flow Technology and Test and Measurement segments.

Selling, general and administrative (“SG&A”) expense — For 2006, the increase in SG&A expense of $88.6 was due primarily to increases in headcount and associated costs to support the organic growth of our segments. Additionally, 2006 SG&A expense was higher due to the following:

•       Higher pension and postretirement costs, primarily relating to our domestic pension plans.

•       Higher stock based compensation expense of $9.3, resulting primarily from 2006 being the third year of our restricted stock/restricted stock unit awards (i.e. three years of awards being amortized to earnings in 2006 compared to two years of awards in 2005).

•       Charges of $4.1 in 2006 relating to the agreement in principle to settle both the Securities Class Action and the tag-along ERISA action. See Note 14 to our consolidated financial statements for the details associated with this matter.

•       Charges of $6.7 relating to legacy legal matters.

•       Higher incentive compensation costs as a result of improved operating results in 2006.

•       Incremental costs associated with the Cartool and Custos acquisitions.

For 2005, the increase in SG&A expense of $36.6 was due to the following:

•       Higher stock based compensation expense of $19.2, resulting primarily from 2005 being the second year of our restricted stock/restricted stock unit awards (i.e. two years of awards being amortized to earnings in 2005 compared to one year of awards in 2004). In addition, 2004 stock based compensation expense included a credit of $8.2 associated with compensation previously recorded for restricted stock that was forfeited in connection with the December 2004 retirement and resignation of our then Chairman, Chief Executive Officer and President.

•       Increases in headcount and associated costs within our Thermal Equipment and Services segment in support of our expansion in China and Europe.

•       Higher costs associated with moving additional corporate functions to our Charlotte, NC headquarters and increased pension costs.

•       Incremental costs associated with acquisitions completed in 2004 (e.g., Actron and Auto X-ray).

•       Higher incentive compensation costs as a result of improved operating results in 2005. In addition, the 2004 expense also was lower due to the fact that ten members of our senior management team agreed to forego payment of their 2004 incentive compensation.

Special charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, sales, and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 6 to our consolidated financial statements for the details of actions taken in 2006, 2005, and 2004. The components of special charges, net, follow:

	2006	2005	2004
Employee benefit costs	$1.9	$5.9	$13.0
Facility consolidation costs	0.9	7.8	7.6
Other cash costs	0.5	1.8	1.9
Non-cash asset write-downs	1.3	1.5	18.2
Gain on sale of assets	(0.2)	(7.9)	(2.9)
Total special charges, net	$4.4	$9.1	$37.8

Impairment of goodwill and other intangible assets — For 2005, the impairment charge of $36.2 related to our Air Filtration reporting unit, a component of the Flow Technology segment. For 2004, the impairment charge of $175.3 related to our Fluid Power and TPS reporting units (both components of our Industrial Products and Services segment), as well as our Radiodetection reporting unit (a component of our Test and Measurement segment). See Note 8 to our consolidated financial statements for additional details.

Other expense, net — For 2006, other expense, net, was composed primarily of $20.0 in costs to settle the litigation with VSI (see Note 14 to our consolidated financial statements) and $7.1 of currency transaction losses, while 2005 was composed primarily of currency transaction losses of $15.6 and legal charges of $6.7, partially offset by a $2.8 gain associated with a reduction of liabilities related to an environmental remediation site and gains of $1.2 associated with the sale of assets.

For 2005, the increase in other expense, net, versus 2004, was due primarily to an increase in currency transaction losses, as 2005 included currency transaction losses of $15.6 compared to $6.7 in 2004.

Interest expense, net — During 2006, interest expense, net, was impacted negatively by the fact that during the first half of 2006 we redeemed the LYONs, which carried an interest rate of 2.75%, and simultaneously became a borrower under our delayed draw term facility, which currently carries a higher interest rate than the LYONs. In addition, interest income for 2006 was $4.5 lower as a result of lower average cash balances during the year. These increases to interest expense, net, in 2006 were more than offset by the impact of the debt retirement activity in 2005. See Liquidity and Financial Condition and Note 12 of our consolidated financial statements for details pertaining to our 2005 debt retirement activity.

The reduction in interest expense for 2005 was primarily the result of the debt retirement activity during 2005 and 2004. Additionally, interest income increased to $17.1 in 2005 from $4.8 in 2004. The increase in interest income was the result of higher average cash balances associated with the cash proceeds from business dispositions during 2005 and higher prevailing interest rates.

Loss on early extinguishment of debt — We incurred losses on the early extinguishment of debt in 2005 and 2004, which were comprised of the following: (i) premiums and fees paid for, and the write-off of deferred financing costs associated with, the redemption of the senior notes, (ii) the write-off of deferred financing costs relating to the redemption of the term loans, and (iii) the termination of the remaining interest rate protection agreements in connection with the early repayment of the term loans. Refer to Note 12 of our consolidated financial statements for additional details.

Equity earnings in joint ventures — The increase in equity earnings in joint ventures for 2006 was attributable to strong operational performance at our EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture. Additionally, in 2005, we recognized a charge of $7.5 representing our portion of the estimated costs of a legal settlement at EGS.

The decrease in equity earnings in joint ventures for 2005 was primarily the result of the charge noted above related to EGS. These charges more than offset the year-over-year business growth at EGS. In addition, equity earnings for 2004 were impacted by a legal charge at EGS, with our portion of the charge totaling $3.8.

Income taxes — For 2006, we recorded an income tax provision of $56.3 on $276.8 of pre-tax income, resulting in an effective tax rate of 20.3%. The effective tax rate for 2006 was impacted favorably by income tax benefits of $34.7 and $8.3, principally associated with the settlement of certain matters relating to our 1998 to 2002 Federal income tax returns and various state income tax returns, respectively.

For 2005, we recorded an income tax provision of $66.9 on $68.1 of pre-tax income, resulting in an effective tax rate of 98.2%. The high effective tax rate in 2005 primarily was the result of approximately $44.5 in income taxes that had been provided for the repatriation of foreign earnings. Additionally, in 2005, we recorded impairment charges of $36.2 relating to goodwill and other intangible assets, for which the associated income tax benefit was only $4.0. These increases in the 2005 income tax provision were offset partially by the closure of certain domestic and international tax matters, resulting in a reduction to the 2005 tax provision of $15.1.

For 2004, we recorded an income tax benefit of $24.8 on a pre-tax loss of $82.8, resulting in an effective tax rate of 30.0%. The low effective tax rate in 2004 primarily was the result of impairment charges of $175.3, which generated an income tax benefit of only $9.8, partially offset by an increase to the income tax benefit of $48.0 associated with changes in estimates of income tax liabilities. These changes in estimate resulted from the closure of certain matters relating to the 1995 to 1997 income tax returns of General Signal Corporation and SPX Corporation and the 2000 income tax return of United Dominioin Industries Limited (“UDI”). General Signal Corporation was acquired through a reverse merger in 1998 and UDI was acquired in 2001.

Results of Discontinued Operations

For 2006, 2005, and 2004, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2006	2005	2004
Income (loss) from discontinued operations	$(98.3)	$1,550.8	$74.4
Income tax (provision) benefit	48.5	(462.0)	(33.5)
Income (loss) from discontinued operations, net	$(49.8)	$1,088.8	$40.9

For 2006, 2005 and 2004, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2006	2005	2004
Revenues	$409.7	$928.8	$2,156.5
Pre-Tax Income (loss)	11.0	(3.7)	99.9

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

Business	Discontinued During the Quarter Ended	Actual Closing Date of Sale
Dock Products (“Dock”)	June 30, 2006	Q4 2006
Dielectric Tower (“Tower”)	December 31, 2005	Q1 2006
Security and protection business (“Vance”)	September 30, 2005	Q1 2006
Mueller Steam, Febco and Polyjet product lines	September 30, 2005	Q4 2005
Aftermarket automotive products business (“Carfel”)	March 31, 2005	Q3 2005
Lab and life science business (“Kendro”)	December 31, 2004	Q2 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Fire detection and building life-safety systems business (“EST”)	December 31, 2004	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005
Compaction equipment business (“Bomag”)	September 30, 2004	Q1 2005
Axial fan business	December 31, 2004	Q4 2004
Inspection gauging system business	December 31, 2004	Q4 2004
Municipal water valve business	June 30, 2004	Q4 2004

Dock — Sold for $43.5 in cash. In 2006, we recorded a gain on the sale of $29.0. This gain was primarily related to a tax benefit recorded of $33.2, partially offset by expenses that were contingent primarily upon the consummation of the sale, which included $0.3 due to the modification of the vesting period of restricted stock units that had been issued to Dock employees (see Note 15 to our consolidated financial statements for further information).

Tower — Sold for $6.9 in cash, including additional cash proceeds of $4.4 that related to the settlement of the working capital associated with the transaction. In 2005, we recorded a charge, net of taxes, of $11.3 in order to reduce the net assets to be sold to their estimated net realized value. During 2006, we reduced the net loss by $0.9 primarily as a result of the working capital settlement noted above.

Vance — Sold for $70.6 in cash. In 2005, we recorded a net charge of $26.8 in order to reduce the net assets to be sold to their estimated net realizable value. During 2006, we increased the net loss by $3.1, primarily for expenses that were contingent upon the consummation of the sale, which included $1.6 due to the modification of the vesting period of restricted stock units that had been issued to Vance employees (see Note 15 to our consolidated financial statements for further information).

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

Brookstone telecommunication services business — Sold for $0.9 in cash. In 2005, we recorded a loss on the sale, net of taxes and transaction fees, of $12.1.

EST — Sold to General Electric Company (“GE”) for $1,393.2 in cash, net of cash balances assumed by GE of $1.5. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $662.5.

Specialty tool business — Sold for $24.2 in cash, with $21.8 received at the closing and $2.4 deposited in an escrow account. In 2005, we recorded a loss on the sale, net of taxes and transaction fees, of $3.7. We received $1.7 of the escrow amount in 2006.

Bomag — Sold to Fayat SA (“Fayat”) for $447.3 in cash, net of cash balances assumed by Fayat of $2.7. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $137.4.

Axial fan, inspection gauging system and municipal water valve businesses — Sold for aggregate proceeds of $49.9 during 2004. We recorded a combined loss, net of taxes and transaction fees, on the sales of these businesses of $23.6 in 2004. During 2005, we increased the loss on the sales of these businesses by $1.6 due primarily to working capital adjustments in connection with final purchase price settlements with the respective buyers. In addition, we received $2.5 in the fourth quarter of 2005 relating to a final payment on a promissory note received in connection with the sale of the Axial fan business.

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

In the third quarter of 2006, we committed to a plan to divest an automotive components business within our Industrial Products and Services segment. We are actively pursuing the sale of this business and anticipate that the sale will be completed in the first half of 2007. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as discontinued operations in our consolidated financial statements. As a result of the planned divestiture of the automotive components business, we recorded a charge of $102.7 during 2006 to “loss on disposition of discontinued operations, net of tax” in order to reduce the net assets to be sold to their estimated net realizable value.

In addition to the gains/losses recorded in 2006 relating to the Dock, Tower, Vance, and the automotive components businesses discussed above, we recognized a net gain in 2006 of $20.1 resulting from adjustments to gains/losses on sales of businesses that were previously discontinued, with such adjustments primarily related to reductions in income tax liabilities.

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

Flow Technology

	2006	2005	2004	2006 vs. 2005%	2005 vs. 2004%
Revenues	$960.2	$878.1	$810.9	9.3%	8.3%
Segment Income	134.5	101.2	102.1	32.9%	(0.9)%
% of revenues	14.0%	11.5%	12.6%
Components of Segment Revenue Growth:
Organic Growth				7.6%	7.6%
Foreign Currency				1.1%	0.1%
Acquisitions and Other, Net				0.6%	0.6%
Net Segment Revenue Growth				9.3%	8.3%

Revenues — For 2006, the increase in revenues was due primarily to organic revenue growth resulting from strong demand within the power, mining, oil and gas and dehydration markets, pricing improvements, and new product introductions. For 2005, the increase in revenues was due primarily to organic revenue growth within the mining, petro- chemical, and sanitary markets.

Segment Income — For 2006, segment income and margin were favorably impacted by the items noted above, improved operating leverage on organic revenue growth, lean manufacturing initiatives and a reduction in operating expenses in 2006 as a result of the favorable impact of 2005 restructuring initiatives. In addition, during 2005, charges of $4.0 were incurred in connection with operating inefficiencies at a Canadian operation.

For 2005, segment income was essentially flat compared to 2004. The 2005 segment income was impacted favorably by the organic revenue growth noted above. However, the incremental 2005 segment income effects of this growth were offset by operating inefficiencies at the segment’s Dehydration and Air Filtration businesses, higher self-insurance costs of $3.9 associated with workers compensation, product and general liability claims and, as noted above, a charge of $4.0 due to operating inefficiencies within an operation in Canada.

Test and Measurement

	2006	2005	2004	2006 vs. 2005%	2005 vs. 2004%
Revenues	$1,137.5	$1,059.6	$1,092.6	7.4%	(3.0)%
Segment Income	159.1	129.9	127.9	22.5%	1.6%
% of revenues	14.0%	12.3%	11.7%
Components of Segment Revenue Growth:
Organic Growth				2.5%	(4.0)%
Foreign Currency				0.5%	(0.2)%
Acquisitions and Other, Net				4.4%	1.2%
Net Segment Revenue Growth				7.4%	(3.0)%

Revenues — For 2006, the increase in revenues was due primarily to the impact of the fourth quarter 2005 acquisition of Cartool, as well as organic revenue growth associated with increased European OEM volumes.

For 2005, the decline in revenues compared to 2004 was primarily from the decline in organic revenues, partially offset by the impact of 2004 acquisitions (Actron and Auto X-Ray) and the fourth quarter 2005 acquisition of CarTool. The decline in organic revenues was primarily the result of a decrease in revenues from fare-collection systems. Revenues from fare-collection systems are affected by the timing of large contracts with municipalities and Federal funding of transportation initiatives, which can cause fluctuations in revenues from period to period. The comparison to the prior year was also impacted by unusually strong 2004 European OEM programs.

Segment Income — For 2006, segment income and margin increased primarily due to the organic revenue growth noted above, as well as the result of new product introductions, improved pricing, favorable product mix, and lean manufacturing initiatives, primarily within the segment’s portable cable and pipe locator product lines. Additionally, the acquisition of CarTool, as noted above, contributed to the increase in segment income. These increases were partially offset by a 2005 benefit of $2.6 relating to the reimbursement of excess charges by a freight company.

For 2005, the increase in segment income was due to improved product mix due to a decrease in low margin dealer equipment services’ revenues in 2005, a 2005 benefit of $2.6 relating to the reimbursement of excess charges by a freight company, and inventory write-downs in 2004 of $7.5 associated with the discontinuance of certain utility and telecommunications products lines. These increases were mostly offset by lower sales volumes of fare-collection systems as noted above, an increase in self-insurance costs of $3.4 associated with workers’ compensation, product and general liability claims, and lower sales volumes from European OEM programs as noted above.

Thermal Equipment and Services

	2006	2005	2004	2006 vs. 2005%	2005 vs. 2004%
Revenues	$1,378.9	$1,204.3	$1,065.3	14.5%	13.0%
Segment Income	104.7	118.3	126.7	(11.5)%	(6.6)%
% of revenues	7.6%	9.8%	11.9%
Components of Segment Revenue Growth:
Organic Growth				13.5%	13.0%
Foreign Currency				1.0%	—%
Acquisitions				—%	—%
Net Segment Revenue Growth				14.5%	13.0%

Revenues — For 2006, the increase in revenues was due primarily to organic revenue growth derived from the strong demand for thermal services and repairs in Europe and dry cooling products in China, offset partially by softness in the domestic heating market.

For 2005, the increase in revenues was due to organic revenue growth. The organic revenue growth related to strong demand for dry cooling products in China, and thermal services and repairs in Europe.

Segment Income — For 2006, segment income declined despite the increase in organic revenue. The favorable impact of organic revenue growth on segment income was more than offset by a decline in profitability at the segment’s boiler products business primarily due to softness in the domestic heating market, unfavorable product mix, and higher manufacturing costs. The following items also impacted comparability of segment income:

•    A $2.8 write-down of accounts receivable in 2006 relating to an ongoing customer issue.

•    Charges of $3.3 during 2005 associated with an operation in France.

For 2005, segment income benefited from the increase in revenues generated from dry cooling contracts in China and thermal service and repair contracts in Europe, although at lower margins. This decline in margin reflects a change in global product mix. In addition, segment income also benefited from a reduction in warranty costs at the segment’s boiler products business as a result of a change in the related warranty program. However, these favorable effects were more than offset by the impact of additional SG&A costs to support the segment’s expansion in China and Europe, start-up costs relating to the boiler products business new Eden, NC facility, higher self-insurance costs of $3.0 associated with workers’ compensation, product and general liability claims, and the $3.3 charge noted above for an operation in France.

Industrial Products and Services

	2006	2005	2004	2006 vs. 2005%	2005 vs. 2004%
Revenues	$836.7	$716.0	$670.3	16.9%	6.8%
Segment Income	99.0	67.5	42.2	46.7%	60.0%
% of revenues	11.8%	9.4%	6.3%
Components of Segment Revenue Growth:
Organic Growth				16.7%	6.0%
Foreign Currency				0.2%	—%
Acquisitions				—%	0.8%
Net Segment Revenue Growth				16.9%	6.8%

Revenues — For 2006, the increase in revenues was due to organic revenue growth in the segment. A large part of the organic growth was driven by strong demand for power transformers, crystal growing and laboratory equipment, machined components for aircraft, and industrial and hydraulic tools.

For 2005, the increase in revenues was due to organic revenue growth associated with increased pricing and demand for the segment’s power transformers, laboratory equipment, and broadcast products.

Segment Income — For 2006, the increase in segment income and margin was due primarily to the organic revenue growth described above, improved pricing and favorable mix associated with the power transformer and industrial and hydraulic tools business and efficiencies achieved from lean manufacturing initiatives.

For 2005, segment income increased due to the organic growth noted above, as well as a result of manufacturing efficiencies at certain of the segment’s businesses. The comparability of segment income between 2005 and 2004 was impacted by a credit of $2.0 in 2005 for operational cost improvements at an environmental remediation site and an increase in self-insurance costs in 2005 of $5.0 associated with workers’ compensation, product and general liability claims.

Corporate Expenses and Other Expenses

	2006	2005	2004	2006 vs. 2005%	2005 vs. 2004%
Total Consolidated Revenues	$4,313.3	$3,858.0	$3,639.1	11.8%	6.0%
Corporate Expenses	96.1	87.6	100.9	9.7%	(13.2)%
% of revenues	2.2%	2.3%	2.8%
Stock based Compensation Expense	37.6	28.3	9.1	32.9%	211.0%
Pension and Postretirement Expense	44.9	29.5	22.0	52.2%	34.1%

Corporate Expense — Corporate expenses generally relate to the cost of our Charlotte, NC corporate headquarters and our Horsham, PA information technology data center. For 2006, the increase in corporate expenses was due primarily to charges of $4.1 associated with the agreement in principle to settle both the Securities Class Action and the tag-along ERISA action, charges of $6.7 relating to legacy legal matters, and additional incentive compensation resulting from higher consolidated operating profits in 2006. These increases were partially mitigated by one-time relocation and other costs in 2005 associated with moving certain corporate functions to our Charlotte, NC headquarters as well as higher professional fees in 2005 primarily associated with the continued implementation of the regulatory requirements of the Sarbanes-Oxley Act of 2002.

For 2005, the decline in corporate expenses was due primarily to the fact that 2004 corporate expenses included $15.5 of separation costs associated with the retirement and resignation of our then Chairman, Chief Executive Officer and President. This decline was offset partially by higher incentive compensation expense in 2005 as a result of improved operating results for the year and the one-time relocation and other costs for 2005 mentioned above.

Stock based Compensation — The 2006 increase in stock based compensation expense was primarily the result of 2006 being the third year of our restricted stock/restricted stock unit awards (i.e. three years of awards being amortized to earnings in 2006 compared to two years in 2005), partially offset by the effect of adopting SFAS No. 123(R) in the first quarter of 2006. Had our stock based compensation been calculated on the same basis as in 2005, our expense for the year would have been $14.2 higher (see Note 15 to our consolidated financial statements for details regarding our adoption of SFAS No. 123(R)). The 2005 increase in stock based compensation expense was primarily the result of 2005 being the second year of our restricted stock/restricted stock unit awards (i.e., two years of awards being amortized to earnings in

2005 compared to one year of awards in 2004). In addition, 2004 stock based compensation expense included a credit of $8.2 associated with compensation previously recorded for restricted stock that was forfeited in connection with the December 2004 retirement and resignation of our then Chairman, Chief Executive Officer and President.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement benefit expense for 2006 versus 2005 and for 2005 versus 2004 was due primarily to the amortization of deferred losses within our domestic pension plans associated with lower than projected returns on plan assets and lower interest rates.

Outlook

The following table highlights our segment expectations for 2007 based on information available at the time of this report. We define forecasted trends as follows: “Growth” — Future end market performance is expected to be above the prior year; “Flat” — Future end market performance is expected to be flat compared to the prior year; “Decline” — Future end market performance is expected to be below the prior year.

Segment	2007 Annual Forecasted Trend	Comments
Flow Technology	Growth

We expect strong revenue growth as a result of our December 2006 acquisition of Custos and continued organic growth across the segment driven by favorable trends in the oil and gas, mining, petro-chemical, and sanitary markets. The segment had backlog of approximately $327.7 and $184.1 as of December 31, 2006 and 2005, respectively.

Test and Measurement	Growth

We expect organic revenue growth to continue in 2007 driven by continued globalization of our automotive diagnostics and specialty tools product lines. Backlog for the segment is not material as the related businesses are short-cycle in nature.

Thermal Equipment and Services	Growth

We expect organic revenue growth to remain strong in 2007 based on increasing global demand for cooling solutions and thermal services in the construction and renovation of power plants. We had a backlog of approximately $1,166.2 and $742.4 as of December 31, 2006 and 2005, respectively, across the segment, with the majority of this in our cooling equipment and services businesses. Accordingly, we expect organic revenue growth to approach the double-digit rate experienced in 2006.

Industrial Products and Services	Growth

We expect organic revenue growth across the majority of the segment’s businesses, with the most notable growth in our power transformer business. Backlog for the segment totaled approximately $538.4 and $403.5 as of December 31, 2006 and 2005, respectively.

Liquidity and Financial Condition

Listed below are the cash flows from (used in) operating, investing, and financing activities, and discontinued operations, and the net change in cash and cash equivalents for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Continuing Operations:
Cash flows from operating activities	$65.8	$257.5	$10.9
Cash flows from (used in) investing activities	(85.1)	2,700.1	(86.4)
Cash flows used in financing activities	(62.1)	(2,499.6)	(200.9)
Cash flows from (used in) discontinued operations	(26.4)	(440.3)	135.3
Increase (decrease) in cash and equivalents due to changes in foreign currency exchange rates	4.8	(23.9)	7.1
Net change in cash and equivalents	$(103.0)	$(6.2)	$(134.0)

2006 Compared to 2005:

Operating Activities — The primary factors contributing to the decrease in cash flows from operating activities during 2006 as compared to 2005 were as follows:

•       Accreted interest (since issuance) of $84.3 paid in connection with the 2006 LYONs redemption. Unlike the zero coupon LYONs, our current credit facilities have interest paid quarterly.

•       Income tax payments of $90.9 resulting from the tax recapture associated with the 2006 LYONs redemption and advance payments to the Internal Revenue Service of $66.6 relating to proposed adjustments we are currently appealing. See Note 11 to our consolidated financial statements for additional details.

•       Additional investments in accounts receivable and inventories associated with the organic revenue growth experienced in 2006 and expected in 2007.

•       Payment of $20.0 related to the settlement of the lawsuit with VSI Holdings, Inc.

The above decreases in operating cash flows were partially offset by the cash flow impact of higher operating earnings in 2006 and an increase in customer deposits, particularly for our power systems and transformer business, during the year.

Investing Activities — The primary factors contributing to the decrease in cash flows from investing activities during 2006 as compared to 2005 were as follows:

•       Proceeds totaling $123.0 from the sale of various businesses compared to $2,751.2 in 2005.

•       An increase in business acquisitions and investments ($169.4 in 2006 compared to $50.4 in 2005).

•       A decrease in proceeds from other asset sales ($19.4 in 2006 versus $41.4 in 2005).

•       An increase in capital expenditures relating primarily to the implementation of new enterprise resource planning (“ERP”) software systems across the company in connection with our ERP rationalization initiative ($58.1 in 2006 compared to $42.1 in 2005).

Financing Activities — The primary factors contributing to the decrease in cash used in financing activities during 2006 as compared to 2005 were as follows:

•       Repayments of $1,073.4 on our Tranche A and B term loans and repurchases of our senior notes, including premiums of $72.9, totaling $744.5 in 2005.

•       Borrowings of $750.0 under the delayed draw term loan of our senior credit facilities as a means of financing the redemption of the LYONs noted below in 2006.

•       Repurchases of our common stock totaling $436.3 during 2006 compared to $624.7 in 2005.

•       Borrowings of $83.2 under our global revolving loan facility as a means of financing a portion of the cash purchase price associated with acquisition of Custos in December 2006.

•       Proceeds from the exercise of stock options totaling $196.8 in 2006 compared to $38.3 in 2005.

•       Dividends paid totaling $59.9 during 2006 as compared to $73.3 in 2005 due to a decrease in the number of shares outstanding.

The above decreases were partially offset by the following:

•       Principal payments in 2006 of $576.0 in connection with the LYONs redemption.

•       Principal payments in 2006 of $15.0 on the delayed draw term loan.

Discontinued Operations — The primary factors contributing to the increase in cash flows from discontinued operations during 2006 as compared to 2005 were as follows:

•       Cash flows for 2005 included tax payments of $406.4 associated with the sales of Kendro, Bomag and EST.

•       Cash flows for 2005 included repayments by Bomag of $15.3 under its accounts payable financing program and fees paid in connection with the disposition of certain businesses during the 2005 and 2004.

2005 Compared to 2004:

Operating Activities — The primary factors contributing to the increase in cash flows from operating activities during 2005 as compared to 2004 were as follows:

•       Higher operating earnings in 2005.

•       A reduction in the year-over-year investment in accounts receivable and inventories.

•       Lower payments for incentive compensation ($26.0 in 2005 compared to $49.8 in 2004).

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

Investing Activities — The primary factors contributing to the increase in cash flows from investing activities during 2005 as compared to 2004 were as follows:

•       Proceeds totaling $2,751.2 in 2005 from the sale of various businesses, compared to $54.1 in 2004.

•       Cash flows for acquisitions and investments totaling $121.7 in 2004, while the amount for acquisitions and investments in 2005 was only $50.4.

•       Proceeds from other asset sales of $41.4 in 2005, primarily from the sale of land in Milpitas, CA in the third quarter of 2005, compared to total proceeds of $14.1 in 2004.

The above increases in investing cash flows were partially offset by increased capital expenditures in 2005 ($42.1 in 2005 compared to $32.9 in 2004).

Financing Activities — The primary factors contributing to the increase in cash flows used in financing activities during 2005 as compared to 2004 were as follows:

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

Borrowings

The following summarizes our outstanding debt and debt activity as of, and for the year ended, December 31, 2006. See Note 12 to our consolidated financial statements for the details regarding our 2006 debt activity.

	December 31, 2005	Borrowings	Repayments	Other(4)	December 31, 2006
LYONs(1)	$658.6	$—	$(660.3)	$1.7	$—
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Global revolving loan facility(2)	—	83.2	—	(0.4)	82.8
Delayed draw term loan(1)	—	750.0	(15.0)	—	735.0
Other indebtedness(3)	73.5	200.5	(205.0)	28.3	97.3
Total Debt	781.6	$1,033.7	$(880.3)	$29.6	964.6
Less: short-term debt	64.9				168.7
Less: current maturities of long-term debt	2.6				42.3
Total Long-term Debt	$714.1				$753.6

(1)                 The LYONs were net of unamortized discount of $336.1 at December 31, 2005. The remaining LYONs had a put option date within twelve months of December 31, 2005 (February 2006). In accordance with SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” obligations that are by their terms due upon demand within one year of the balance sheet date are to be considered short-term obligations, unless the obligor has the ability and intent to refinance. In February 2006, all but $0.2 of the remaining LYONs were put to us and settled in cash for $660.2, their accreted value on such date, with amounts borrowed under the delayed draw term loan of our senior credit facilities. Since the LYONs were refinanced with amounts under our senior credit facilities, we classified the outstanding balance for the LYONs as long-term debt as of December 31, 2005. In June 2006, we repurchased the remaining LYONs.

(2)                 A portion of the cash purchase price ($83.2) associated with our acquisition of Custos (see Note 4 to our consolidated financial statements for the details regarding the acquisition of Custos) was financed with amounts under the global revolving loan facility of our senior credit facilities.

(3)                 During the year ended December 31, 2006, we had gross borrowings and repayments of $199.0 under our trade receivables financing agreement (see below for further details). The maximum outstanding balance under this financing agreement during the year ended December 31, 2006 was $80.0, of which $1.0 remained outstanding as of December 31, 2006 (consistent with the amount outstanding under this agreement at December 31, 2005).

                           Other indebtedness includes debt assumed in connection with the Custos acquisition (see Note 4 to our consolidated financial statements).

(4)                 “Other” includes interest accretion on the LYONs, debt assumed, and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Credit Facilities

On November 18, 2005, we entered into our senior credit facilities with a syndicate of lenders that replaced our  then existing credit facilities, which were simultaneously terminated. Our senior credit facilities provide for committed senior secured financing of approximately $1,625.0, consisting of the following:

•       a delayed draw term loan facility in an aggregate principal amount of $750.0 with final maturity in November, 2010;

•       a domestic revolving loan facility in an aggregate principal amount of $350.0 with final maturity in November, 2010;

•       a global revolving loan facility in an aggregate principal amount of $100.0 with final maturity in November, 2010; and

•       a foreign trade facility in an aggregate principal amount of up to the U.S. dollar equivalent, at issuance, of $425.0 with final maturity in November, 2010, subject to two possible extensions of the final maturity date of two years each, at our option. As of December 31, 2006, the U.S. dollar equivalent of available issuance capacity under the foreign trade facility, exclusive of any outstanding letters of credit, was $475.0.

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

We currently utilize the revolving loan facilities for the issuance of letters of credit and certain of our foreign subsidiaries utilize (and others may utilize) the foreign trade facility for the issuance of foreign credit instruments. The revolving credit facility may be used from time to time for working capital and general corporate purposes, including domestic letters of credit of up to $275.0, by our subsidiaries and us. The foreign trade facility may be used by our foreign subsidiaries to obtain bank guarantees, stand-by letters of credit and similar foreign trade instruments in connection with their business operations.

The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either an alternate base rate (“ABR” or prime) or an adjusted Eurodollar bank deposit rate plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (generally defined as the ratio of consolidated total debt (net of cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the four fiscal quarters ended on such date). We may elect interest periods of one, two, three or six months for Eurodollar borrowings. The interest rate margins applicable to base rate and Euro dollar loans are as follows:

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

Our senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition (including from any casualty to, or a governmental taking) of property (other than in the ordinary course of business and subject to other exceptions) by us or our subsidiary guarantors in excess of $10.0. Mandatory prepayments will be applied first to prepay the term loan and then to reduce permanently the term loan commitments. No prepayment or commitment reduction is required to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.

Indebtedness under our senior credit facilities is guaranteed by: (i) each of our material domestic subsidiaries; (ii) each of our material first-tier foreign subsidiaries, to the extent no material adverse tax consequence would result and to the extent permitted under local law; and (iii) us with respect to the obligations of our subsidiaries under the foreign trade facility. In addition, indebtedness under our senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiary guarantors and 66% of the capital stock of our material first-tier foreign subsidiaries. If the outstanding indebtedness under the senior credit facilities is rated “Ba2” or less by Moody’s and “BB” or less by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of our property.

Our senior credit facilities require that we maintain a Consolidated Interest Coverage Ratio (generally defined as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00, and a Consolidated Leverage Ratio (net of cash equivalents in excess of $50.0) as of the last day of any fiscal quarter of no more than 3.25 to 1.00. Our senior credit facilities also contain covenants that restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Lastly, our senior credit facilities contain customary representations, warranties, affirmative covenants, and events of default.

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

At December 31, 2006, we were in compliance with all covenant provisions of our senior credit facilities, and did not have any restrictions on our ability to repurchase shares or pay dividends.

During 2005, in connection with the repayment of $1,073.4 on the term loans of our then-existing senior credit facilities, we recorded charges of $29.6 associated with the write-off of deferred financing costs and the termination of the remaining interest rate protection agreements related to the term loans, with $28.2 recorded to “loss on early extinguishment of debt” and the remainder to “Income (loss) from discontinued operations.”

Senior Notes

During the first quarter of 2005, we completed cash tender offers for $668.2, or 93%, of the then outstanding principal amount of our 7.50% and 6.25% senior notes due January 1, 2013 and June 15, 2011, respectively. The amount of the senior notes tendered exceeded the requisite consent thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes. Additionally, during the second and third quarter of 2005, we redeemed $3.4 of the senior notes. In connection with these redemptions, we recorded charges of $85.4 to “loss on early extinguishment of debt” associated with premiums and fees paid to redeem the notes and the write-off of deferred financing costs related to the notes.

Other Borrowings and Financing Activities

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of December 31, 2006 and December 31, 2005, the participating businesses had $14.2 and $15.7, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for payment beyond normal payment terms. As of December 31, 2006 and December 31, 2005, the participating businesses had $46.5 and $48.2 outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. We had $1.0 outstanding under this financing agreement at both December 31, 2006 and 2005.

Current Availability

At December 31, 2006, we had $255.4 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the global revolving loan facility of $82.8 and to $111.8 reserved for outstanding letters of credit. In addition, at December 31, 2006, we had $143.0 of available issuance capacity under our foreign trade facility after giving effect to $332.0 reserved for outstanding letters of credit. We believe that current cash and equivalents, which totaled $477.2 at December 31, 2006, and our availability under our senior credit facilities and existing trade receivable financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements, and required debt service.

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

Cash and Other Commitments

Balances, if any, under the revolving loans and foreign trade facilities of our senior credit facilities are payable in full in November 2010, the maturity date of the facilities. Balances under the delayed draw term loan of our senior credit facilities are payable in quarterly installments with each such payment being equal to the percentage of the aggregate principal amount of the initial term loans borrowed by us, as follows: (i) 2006 (starting in June 2006) — approximately 0.67% per quarter; 2007 — 1.25% per quarter; (iii) 2008 — 2.5% per quarter; 2009 — 3.75% per quarter; and 2010 — 17.0% per quarter.

We use operating leases to finance certain equipment and other purchases. At December 31, 2006, we had $157.9 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.

In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors that the Board of Directors considers in determining the actual amount of each quarterly dividend include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facilities and any other debt instruments, and other factors deemed relevant. During 2006, we declared and paid dividends of $58.5 and $59.9, respectively, while in 2005 we declared and paid dividends of $70.6 and $73.3, respectively.

Capital expenditures for 2006 totaled $58.1, compared to $42.1 and $32.9 in 2005 and 2004, respectively. Capital expenditures relate primarily to the implementation of new enterprise resource planning (“ERP”) software systems across our company in connection with our ERP rationalization initiative as well as upgrades of manufacturing facilities and replacement of equipment. We expect 2007 capital expenditures to be in the range of $80.0 to $90.0, with the increase relating primarily to the continued implementation of ERP systems in efforts to consolidate the numerous IT platforms within our businesses.

In 2006, we made contributions and direct benefit payments of $39.8 to our defined benefit pension and postretirement benefit plans, and we expect to make $41.7 of contributions and direct benefit payments in 2007. See Note 10 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.

On a net basis, both from continuing and discontinued operations, we paid $230.6, $433.5, and $19.5 in cash taxes for 2006, 2005, and 2004, respectively. In 2006, we made payments of $256.9 associated with the actual and estimated tax liability for federal, state, and foreign tax obligations and received refunds of $26.3. A significant amount of the 2006 tax payments related to the taxes paid on the LYONs tax recapture ($90.9). Additionally, we made an advance payment to the IRS of $66.6 in December 2006 related to tax contingencies (see Note 11 to our consolidated financial statements for additional details). The amount of income taxes that we may pay annually is dependent on various factors, including the timing of certain deductions. Since these deductions can vary from year to year, the amount of income taxes paid in future years may be greater than amounts paid in past years.

As of December 31, 2006, except as discussed in Note 14 to our consolidated financial statements, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (1) $445.1 of certain standby letters of credit outstanding, of which $111.8 reduce the available borrowing capacity on our revolving credit facility; and (2) approximately $219.8 of surety bonds. In addition, $89.4 of our standby letters of credit relate to self-insurance matters and originate from workers’ compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals.

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

We continually review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria were met. There can be no assurances that these acquisitions will not have a significant impact on our capital financing requirements, will be integrated successfully, or that they may not have a negative effect on our operations. In addition, you should read “Item 1A. Risk Factors,” “Segment Results of Operations” included in this MD&A, and “Item 1. Business” for an understanding of the risks, uncertainties and trends facing our businesses.

Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable, interest rate swap agreements and foreign currency forward and forward commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

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

We are exposed to credit losses in the event of nonperformance by counter parties to our interest rate, foreign currency protection agreements and forward commodity contracts, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counter parties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counter parties.

Contractual Obligations:

The following is a summary of our primary contractual obligations:

	Total	Due within 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Short-Term Debt Obligations	$168.7	$168.7	$—	$—	$—
Long-Term Debt Obligations	795.9	42.3	191.7	532.7	29.2
Pension and Postretirement Benefit Plan Contributions and Payments(1)	337.4	41.7	107.6	66.8	121.3
Purchase and Other Contractual Obligations(2)	267.0	238.4	21.4	3.3	3.9
Future Minimum Lease Payments(3)	157.9	37.4	54.4	29.0	37.1
Interest Payments	156.0	51.0	81.0	21.8	2.2
Total Contractual Cash Obligations(4)	$1,882.9	$579.5	$456.1	$653.6	$193.7

(1)                 Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long term rates of return on plan assets (where applicable), rate of compensation increases, and health care cost trend rates. The expected pension contributions in 2008 and later reflect the impact of the Pension Protection Act of 2006 that was signed into law on August 17, 2006. See Note 10 to our consolidated financial statements for additional information on expected future contributions and benefit payments.

(2)                 Represents contractual legally binding commitments to purchase goods and services at specified dates, and an amount payable to our former Chairman, Chief Executive Officer, and President of approximately $8.0 payable in 2008.

(3)                 Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.

(4)                 Contingent obligations, such as environmental accruals, generally do not have specific payment dates and accordingly have been excluded from the above table.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operation, and that require management’s most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are listed below. This section should be read in conjunction with Notes 1 and 2 to our consolidated financial statements, which includes a detailed discussion on these and other accounting policies.

Long-Term Contract Accounting

Certain of our businesses, primarily within the Test and Measurement and Thermal Equipment and Services segments, recognize revenues and profits from long-term contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. In 2006, 2005 and 2004, we recognized $872.1, $719.7 and $679.7 of revenues under the percentage-of-completion method, respectively.

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

Claims related to long-term contracts are recognized as revenue only after management has determined that collection is probable and the amount can be reliably estimated. Claims made by us may involve negotiation and, in certain cases, litigation. In the event we incur litigation costs in connection with claims, such litigation costs are expensed as incurred, although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.

Impairment of Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite lived intangible assets are not amortized, but instead are subject to annual impairment testing. We monitor the results of each of our report units as a means of identifying trends and/or matters that may impact their financial results and, thus, be an indicator of a potential impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The trends and/or matters that we specifically monitor for each of our reporting units are as follows:

•       Significant variances in financial performance (e.g., revenues, earnings, and cash flows) in relation to expectations and historical performance;

•       Significant changes in end markets or other economic factors;

•       Significant changes or planned changes in our use of a reporting unit’s assets; and

•       Significant changes in customer relationships and competitive conditions.

The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. We consider a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of our reporting units. We perform our impairment testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets, with such testing occurring during the fourth quarter of each year. Fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units. The revenue growth rates included in the financial projections are management’s best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on current cost structure and anticipated net cost reductions. For example, our 2006 strategic plan, which was finalized at the end of 2005, indicated that the completion of the integration of our Air Filtration reporting unit, a component of our Flow Technology segment that was acquired in 2004, would take longer and be more costly than originally anticipated, thus, negatively impacting the reporting unit’s long-term financial forecast. Based on this long-term financial forecast, and in connection with the preparation of our 2005 consolidated financial statements, we determined that the fair value of the Air Filtration reporting unit was less than the carrying value of its net assets. Accordingly, we recognized an impairment charge of $36.2 in the fourth quarter of 2005.

The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margin, and discount factors. Changes in economic and operating conditions impacting these assumptions could result in impairment charges in future periods. Had the discount rate used to determine fair value of the reporting units been 100 basis points higher, there still would not have been any impairment recorded in 2006.

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

To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower expected rate of return on plan assets will increase pension expense. Our domestic plans account for in excess of 80% of our total pension obligations at December 31, 2006. A 50 basis point change in the expected long-term rate of return for our domestic plans would impact our estimated 2007 pension expense by approximately $4.5.

The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 50 basis point change in the discount rate for our domestic plans would impact our estimated 2007 pension expense by approximately $4.6.

The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2006 healthcare cost trend rate, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, was 10%. This rate is assumed to decrease to 5% by 2014 and then remain at that level. A one-percentage point increase in the healthcare cost trend rate would increase postretirement expense by $0.6.

See Note 10 to our consolidated financial statements for further information on our pension and postretirement benefit plans.

Income Taxes

We record our income taxes based on the requirements of SFAS No. 109, “Accounting for Income Taxes,” which includes an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

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

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a quarterly basis and accrue for potential contingencies when we believe a liability is probable and can be reasonably estimated. Accruals for these contingencies are recorded based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.

Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, changes in tax laws, changes in projected levels of taxable income, future tax planning strategies, or other relevant events. See Note 11 to our consolidated financial statements for additional details regarding certain of our tax contingencies.

Product Warranty

In the normal course of business, we issue product warranties for specific product lines and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. In addition, due to the seasonal fluctuations at certain of our businesses, the timing of warranty provisions and the usage of warranty accruals can vary period to period. We make adjustments to warranty liabilities as changes in the obligations become reasonably estimable.

Contingent Liabilities

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits and contract, intellectual property, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers’ compensation, etc.) have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware currently or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with our acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have been increasing our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without a material adverse effect, individually or in the aggregate, on our financial position, results of operations, and cash flows. These accruals totaled $364.4 (including $260.3 for risk management matters) and $374.5 (including $271.8 for risk management matters) at December 31, 2006 and 2005, respectively.

It is our policy to comply fully with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third-party waste disposal sites. It is our policy to accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses or expenses probable and they can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. We expense costs incurred to investigate and remediate environmental issues unless they extend the economic useful life of related assets. We record liabilities and report expenses when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals we do not discount environmental or other legal accruals and do not reduce them by anticipated insurance, litigation and other recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

We are primarily self-insured for workers’ compensation, automobile, product and general liability, and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for self-insurance liabilities are determined by management, are based on claims filed and an estimate of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims includes, among other things, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred versus when it is reported.We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined amounts.

New Accounting Pronouncements

See Note 3 to our consolidated financial statements for a complete discussion of recent accounting pronouncements. The following summarizes only those pronouncements that could have a material impact on our financial condition or results of operations in future periods.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. We currently are evaluating our tax positions and anticipate that our adoption of FIN 48 during the first quarter of 2007 will result in a reduction of our income tax liabilities in the range of $45.0 to $55.0, with an offsetting credit to retained earnings. The impact of the adoption of FIN 48 on our consolidated financial statements is subject to change due to potential changes in interpretation of FIN 48 by the FASB and other regulatory bodies and the finalization of our adoption efforts.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of shareholders equity (in accumulated other comprehensive income, net of tax effects) until they are amortized as a component of net periodic benefit expense. Additionally, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the company’s fiscal year end; which is consistent with our current practice. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. Based on the funded status of our plans as of December 31, 2006, the adoption of SFAS No. 158 decreased total assets by $127.9, increased total liabilities by $81.5 and reduced shareholders equity by $209.4. The adoption of SFAS No. 158 did not affect our results of operations. Refer to Note 10 for additional details pertaining to the adoption of this standard.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

(All $ amounts are in millions)

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and commodity raw material prices, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes; however, such instruments may become speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. We have interest rate protection agreements with financial institutions to limit exposure to interest rate volatility. Our currency exposures vary, but are primarily concentrated in the Euro, British Pound, and Chinese Yuan. We generally do not hedge translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel, copper, and oil. See Note 13 to our consolidated financial statements for further details.

The following table provides information, as of December 31, 2006, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted average interest rates, and fair values.

	Expected Maturity Date
	2007	2008	2009	2010	2011	After	Total	Fair Value
Long-term Debt:
7.5% senior notes	$—	$—	$—	$—	$—	$28.2	$28.2	$29.6
Average interest rate							7.5%
6.25% senior notes	—	—	—	—	21.3	—	21.3	21.2
Average interest rate							6.25%
Delayed draw term loan	37.5	75.0	112.5	510.0	—	—	735.0	735.0
Average interest rate							6.3%
Global revolving loan facility	82.8	—	—	—	—	—	82.8	82.8
Average interest rate							3.9%

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

We had foreign currency forward contracts with an aggregate notional amount of $92.3 outstanding as of December 31, 2006, with scheduled maturities of $86.9, $4.8, $0.3 and $0.3 in 2007, 2008, 2009, and 2010, respectively. The aggregate fair value of these contracts was $1.4, which was recorded as a current asset as of December 31, 2006. The aggregate fair value of the associated embedded derivatives was $2.8, which was recorded as a current liability as of December 31, 2006.

ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements

December 31, 2006

All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

Financial Statements of EGS Electrical Group, LLC and Subsidiaries for the years ended December 31, 2006, 2005 and 2004	93

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

We have audited the accompanying Consolidated Balance Sheets of SPX CORPORATION AND SUBSIDIARIES (the “Company”) as of December 31, 2006 and 2005 and the related Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income, and Cash Flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EGS Electrical Group, LLC and Subsidiaries (“EGS”) for the years ended September 30, 2006, 2005 and 2004, the Company’s investment in which is accounted for by use of the equity method (see Notes 1 and 9 to the consolidated financial statements). The Company’s equity in income of EGS for the years ended September 30, 2006, 2005 and 2004 was $40.2 million, $22.4 million, and $25.8 million, respectively. The financial statements of EGS were audited by other auditors whose report has been furnished to us, and our opinion on the Company’s 2006, 2005 and 2004 consolidated financial statements, insofar as it relates to the amounts included for such company, is based solely on the report of such auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of SPX CORPORATION AND SUBSIDIARIES at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the Company changed its method of recognizing compensation expense for share-based awards to conform to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Also, as discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for pension and post retirement benefits as of December 31, 2006 to conform to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 1, 2007

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
($ in millions, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenues	$4,313.3	$3,858.0	$3,639.1
Costs and expenses:
Cost of products sold	3,112.9	2,792.7	2,614.6
Selling, general and administrative	867.3	778.7	742.1
Intangible amortization	14.4	15.1	15.5
Impairment of goodwill and other intangible assets	—	36.2	175.3
Special charges, net	4.4	9.1	37.8
Operating income	314.3	226.2	53.8
Other expense, net	(28.1)	(17.5)	(8.5)
Interest expense	(62.8)	(67.6)	(156.3)
Interest income	12.6	17.1	4.8
Loss on early extinguishment of debt	—	(113.6)	(2.6)
Equity earnings in joint ventures	40.8	23.5	26.0
Income (loss) from continuing operations before income taxes	276.8	68.1	(82.8)
Income tax (provision) benefit	(56.3)	(66.9)	24.8
Income (loss) from continuing operations	220.5	1.2	(58.0)
Income (loss) from discontinued operations, net of tax	6.0	(10.9)	64.5
Gain (loss) on disposition of discontinued operations, net of tax	(55.8)	1,099.7	(23.6)
Income (loss) from discontinued operations	(49.8)	1,088.8	40.9
Net income (loss)	$170.7	$1,090.0	$(17.1)
Basic income (loss) per share of common stock
Income (loss) from continuing operations	$3.79	$0.02	$(0.78)
Income (loss) from discontinued operations	(0.86)	15.31	0.55
Net income (loss) per share	$2.93	$15.33	$(0.23)
Weighted average number of common shares outstanding — basic	58.254	71.084	74.271
Income (loss) from continuing operations for diluted income per share	$221.6	$1.2	$(58.0)
Net income (loss) for diluted income per share	$171.8	$1,090.0	$(17.1)
Diluted income (loss) per share of common stock
Income (loss) from continuing operations	$3.65	$0.02	$(0.78)
Income (loss) from discontinued operations	(0.82)	15.08	0.55
Net income (loss) per share	$2.83	$15.10	$(0.23)
Weighted average number of common shares outstanding — diluted	60.724	72.192	74.271

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
($ in millions)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and equivalents	$477.2	$576.2
Accounts receivable, net	1,127.0	892.1
Inventories, net	514.3	439.8
Other current assets	89.4	72.5
Deferred income taxes	57.3	40.8
Assets of discontinued operation(s)	193.3	476.1
Total current assets	2,458.5	2,497.5
Property, plant and equipment:
Land	30.3	26.5
Buildings and leasehold improvements	199.9	190.2
Machinery and equipment	536.0	483.9
	766.2	700.6
Accumulated depreciation	(391.6)	(355.3)
	374.6	345.3
Goodwill	1,762.2	1,689.1
Intangibles, net	488.0	424.2
Other assets	353.8	350.3
TOTAL ASSETS	$5,437.1	$5,306.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$521.1	$479.6
Accrued expenses	849.3	648.0
Incomes taxes payable	81.0	161.7
Short-term debt	168.7	64.9
Current maturities of long-term debt	42.3	2.6
Liabilities of discontinued operation(s)	61.0	126.0
Total current liabilities	1,723.4	1,482.8
Long-term debt	753.6	714.1
Deferred and other income taxes	194.4	323.0
Other long-term liabilities	652.8	673.4
Total long-term liabilities	1,600.8	1,710.5
Minority interest	3.5	1.9
Shareholders’ equity:
Common stock	937.4	907.6
Paid-in capital	1,134.5	1,061.2
Retained earnings	1,754.2	1,642.0
Unearned compensation	—	(55.3)
Accumulated other comprehensive loss	(86.6)	(173.8)
Common stock in treasury	(1,630.1)	(1,270.5)
Total shareholders’ equity	2,109.4	2,111.2
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,437.1	$5,306.4

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
($ in millions, except per share amounts)

	Common Stock	Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Common Stock In Treasury	Total
Balance at December 31, 2003	$875.3	$890.8	$714.2	$(40.7)	$207.2	$(579.6)	$2,067.2
Net loss	—	—	(17.1)	—	—	—	(17.1)
Net unrealized gain on qualifying cash flow hedges, net of tax of $11.2	—	—	—	—	13.0	—	13.0
Minimum pension liability adjustment, net of tax of $5.9	—	—	—	—	(17.2)	—	(17.2)
Foreign currency translation adjustments	—	—	—	—	124.5	—	124.5
Total comprehensive income							103.2
Dividends declared ($1.00 per share)	—	—	(74.5)	—	—	—	(74.5)
Exercise of stock options and other incentive plan activity, including related tax benefit of $2.6	10.1	34.7	—	—	—	20.3	65.1
Restricted stock and restricted stock unit grants	3.4	58.4	—	(61.8)	—	—
Amortization of restricted stock and restricted stock unit grants, net of a $8.2 reduction	—	—	—	9.1	—	—	9.1
Restricted stock and restricted stock unit forfeitures	—	(14.8)	—	60.2	—	(45.4)	—
Treasury stock repurchased	—	—	—	—	—	(42.3)	(42.3)
Balance at December 31, 2004	888.8	969.1	622.6	(33.2)	327.5	(647.0)	2,127.8
Net income	—	—	1,090.0	—	—	—	1,090.0
Net unrealized gain on qualifying cash flow hedges, net of tax of $9.9	—	—	—	—	15.6	—	15.6
Minimum pension liability adjustment, net of tax, of $141.1	—	—	—	—	(225.7)	—	(225.7)
Foreign currency translation adjustments, including $221.2 of translation gains recognized upon sale of discontinued operations	—	—	—	—	(291.2)	—	(291.2)
Total comprehensive income							588.7
Dividends declared ($1.00 per share)	—	—	(70.6)	—	—	—	(70.6)
Exercise of stock options and other incentive plan activity, including related tax benefit of $12.5	12.6	50.0	—	—	—	6.2	68.8
Restricted stock and restricted stock unit grants	4.4	55.7	—	(60.1)	—	—	—
Activity for cash awards provided in 2005 (see Note 15).	—	—	—	(3.1)	—	—	(3.1)

	Common Stock	Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury	Total
Amortization of restricted stock and restricted stock unit grants (includes amounts recorded to discontinued operations)	—	—	—	30.1	—	—	30.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	1.8	(6.4)	—	—	—	(1.2)	(5.8)
Restricted stock and restricted stock unit forfeitures	—	(7.2)	—	11.0	—	(3.8)	—
Treasury stock repurchased	—	—	—	—	—	(624.7)	(624.7)
Balance at December 31, 2005	907.6	1,061.2	1,642.0	(55.3)	(173.8)	(1,270.5)	2,111.2
Net income	—	—	170.7	—	—	—	170.7
Net unrealized gain on qualifying cash flow hedges, net of tax of $1.2	—	—	—	—	1.9	—	1.9
Minimum pension liability adjustment, net of tax of $135.7	—	—	—	—	224.5	—	224.5
Foreign currency translation adjustments, including $1.6 of translation gains recognized upon sale of discontinued operations					70.2		70.2
Total comprehensive income							467.3
Dividends declared ($1.00 per share)	—	—	(58.5)	—	—	—	(58.5)
Exercise of stock options and other incentive plan activity, including related tax benefit of $11.3	26.4	98.1	—	—	—	79.7	204.2
Cumulative effect adjustment due to the adoption of SFAS 158, net of tax of $131.2	—	—	—	—	(209.4)	—	(209.4)
Reclassification upon adoption of SFAS 123(R)	—	(52.4)	—	55.3	—	—	2.9
Amortization of restricted stock and restricted stock unit grants (includes amounts recorded to discontinued operations)	—	40.0	—	—	—	—	40.0
Restricted stock and restricted stock unit vesting, net of tax withholdings	3.4	(12.4)	—	—	—	(3.0)	(12.0)
Treasury stock repurchased	—	—	—	—	—	(436.3)	(436.3)
Balance at December 31, 2006	$937.4	$1,134.5	$1,754.2	$—	$(86.6)	$(1,630.1)	$2,109.4

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in millions)

	Year Ended December 31,
	2006	2005	2004
Cash flows from (used in) operating activities:
Net income (loss)	$170.7	$1,090.0	$(17.1)
Income (loss) from discontinued operations, net of tax	(49.8)	1,088.8	40.9
Income (loss) from continuing operations	220.5	1.2	(58.0)
Adjustments to reconcile income (loss) from continuing operations to net cash from (used in) operating activities
Special charges, net	4.4	9.1	37.8
Impairment of goodwill and other intangible assets	—	36.2	175.3
Loss on early extinguishment of debt	—	113.6	2.6
Deferred and other income taxes	5.4	43.1	(108.9)
Depreciation and amortization of intangibles and other assets	75.2	71.4	75.6
Accretion of LYONs	1.7	18.0	17.8
Pension and other employee benefits	62.3	53.6	39.8
Stock based compensation	37.6	28.3	9.1
Other, net	(7.9)	17.5	11.4
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	(207.7)	(86.1)	(59.7)
Inventories	(44.5)	3.3	(16.3)
Accounts payable, accrued expenses and other	104.4	38.2	(89.6)
Taxes paid on repatriated foreign earnings	—	(47.5)	—
Payments to terminate interest rate swap agreements	—	(13.3)	—
Payment of LYONs tax recapture	(90.9)	—	—
Accreted interest paid on LYONs repurchase (accreted since issuance date)	(84.3)	(1.9)	—
Cash spending on restructuring actions	(10.4)	(27.2)	(26.0)
Net cash from continuing operations	65.8	257.5	10.9
Net cash from (used in) discontinued operations	(5.8)	(391.0)	161.7
Net cash from (used in) operating activities	60.0	(133.5)	172.6
Cash flows from (used in) investing activities:
Proceeds from sales of discontinued operations, net of cash sold	123.0	2,751.2	54.1
Proceeds from other asset sales	19.4	41.4	14.1
Business acquisitions and investments, net of cash acquired	(169.4)	(50.4)	(121.7)
Capital expenditures	(58.1)	(42.1)	(32.9)
Net cash from (used in) continuing operations	(85.1)	2,700.1	(86.4)
Net cash used in discontinued operations	(19.2)	(31.3)	(57.3)
Net cash from (used in) investing activities	(104.3)	2,668.8	(143.7)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	833.2	—	—
Repayments under delayed draw term loan	(15.0)	—	—
Repayments of debt borrowings	—	(1,073.4)	(56.2)
Repurchase of senior notes (2005 includes premiums paid of $72.9)	—	(744.5)	(80.0)
Repurchase of LYONs principal	(576.0)	(16.0)	—
Borrowing under trade receivable agreement	199.0	—	—
Repayments under trade receivable agreement	(199.0)	—	—
Net repayments under other financing arrangements	(4.5)	(0.9)	(7.5)
Purchases of common stock	(436.3)	(624.7)	(42.3)
Proceeds from the exercise of employee stock options	196.8	38.3	41.9
Dividends paid	(59.9)	(73.3)	(56.8)
Financing fees paid	(0.4)	(5.1)	—
Net cash used in continuing operations	(62.1)	(2,499.6)	(200.9)
Net cash from (used in) discontinued operations	(1.4)	(18.0)	30.9
Net cash used in financing activities	(63.5)	(2,517.6)	(170.0)
Increase (decrease) in cash and equivalents due to changes in foreign exchange rates	4.8	(23.9)	7.1
Net change in cash and equivalents	(103.0)	(6.2)	(134.0)
Consolidated cash and equivalents, beginning of period	580.2	586.4	720.4
Consolidated cash and equivalents, end of period	$477.2	$580.2	$586.4
Cash and equivalents of continuing operations	$477.2	$576.2	$579.1
Cash and equivalents of discontinued operations	$—	$4.0	$7.3
Supplemental disclosure of cash flow information:
Interest paid	$48.8	$64.7	$146.4
Income taxes paid	$230.6	$433.5	$19.5
Non-cash investing and financing activity:
Debt assumed	$23.2	$9.9	$30.5

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

(1)          Summary of Significant Accounting Policies

Our significant accounting policies are described below as well as in other Notes that follow.

Basis of Presentation — The consolidated financial statements include SPX Corporation’s (“our” or “we”) accounts after the elimination of inter-company transactions. Investments in unconsolidated companies where we exercise significant influence, but do not have control are accounted for using the equity method. Certain prior year amounts have been reclassified to conform to current-year presentation, including the results of discontinued operations. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for more information on discontinued operations). Beyond discontinued operations, classification adjustments have also been made for out-of-plan stock option exercises, which were previously reported as stock issued from a qualified stock compensation plan instead of treasury stock and equity earnings in joint ventures. The “Equity earnings in joint ventures” line item has been reclassified as a component of “Income (loss) from continuing operations before income taxes” instead of being reported as a line item after the income tax provision to reflect the pre-tax nature of these amounts. These additional changes had no impact on our overall results of operations, retained earnings or total shareholders’ equity.

Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate. Gains and losses on foreign currency translations are reflected as a separate component of shareholders’ equity and other comprehensive income. Foreign currency transaction losses are included in other income (expense) and totaled $7.1, $15.6, and $6.7 in 2006, 2005, and 2004, respectively.

Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition — We recognize revenues from product sales upon shipment to the customer (f.o.b. shipping point) or upon receipt by the customer (f.o.b. destination), in accordance with the agreed upon customer terms. Revenues from service contracts and long-term maintenance arrangements are deferred and recognized on a straight-line basis over the agreement period. Revenues from certain construction/installation contracts are recognized using the percentage-of-completion method of accounting. Sales with f.o.b. destination terms are primarily to automotive industry customers. Certain sales to distributors made with return rights are recognized upon shipment to the customer. Expected returns under these arrangements are estimated and accrued for at the time of sale. The accrual considers restocking charges for returns and in some cases the customer must issue a replacement order before the return is authorized. Actual return experience may vary from our estimates. Amounts billed for shipping and handling are included in revenue. Costs incurred for shipping and handling are recorded in cost of products sold.

Sales incentive programs offered to our customers relate primarily to volume rebates and promotional and advertising allowances and are only significant to two of our business units. The liability for these programs, and the resulting reduction to reported revenues, is determined primarily through trend analysis, historical experience, and expectations regarding customer participation.

Certain of our businesses, primarily within the Test and Measurement and Thermal Equipment and Services segments, recognize revenues from long-term contracts under the percentage-of-completion method of accounting. The percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion, in accordance with Statement of Position 81-1, “Accounting for the Performance of Construction - Type and Certain Production - Type Contracts.”

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

Notes to Consolidated Financial Statements
December 31, 2006
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

We recognized $872.1, $719.7 and $679.7 in revenues under the percentage-of-completion method for the years ended December 31, 2006, 2005 and 2004, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2006 and 2005 were as follows:

	2006	2005
Costs incurred on uncompleted contracts	$1,138.2	$723.5
Estimated earnings to date	290.8	193.4
	1,429.0	916.9
Less: Billings to date	(1,392.6)	(804.9)
Net unbilled receivables	$36.4	$112.0

These amounts are included in the accompanying consolidated balance sheets at December 31, 2006 and 2005 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2006	2005
Costs and estimated earnings in excess of billings(1)	$199.0	$190.5
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(162.6)	(78.5)
Net unbilled receivables	$36.4	$112.0

(1)                 Reported as a component of accounts receivable, net in the consolidated balance sheet.

(2)                 Reported as a component of accrued expenses in the consolidated balance sheet.

Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” until the product is available for general release. These costs are amortized over the lesser of three years or the economic life of the related products and we include the amortization in cost of products sold. We perform a periodic review of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any remaining capitalized amounts. We expensed $62.6 of research activities relating to the development and improvement of our products in 2006, $57.7 in 2005 and $55.6 in 2004.

Property, Plant and Equipment — Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation and amortization. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense was $58.9, $54.3 and $58.2 for the years ended December 31, 2006, 2005 and 2004, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on construction or installation projects that are greater than $5.0 and one year in duration. There was no interest capitalized during 2006, 2005, and 2004.

Income Taxes — We account for our income taxes based on the requirements of SFAS No. 109, “Accounting for Income Taxes,” which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

Derivative Financial Instruments — We use interest rate swaps to manage our exposures to fluctuating interest rate risk on our variable rate debt portfolio, foreign currency forward contracts to manage our exposures to fluctuating currency exchange rates, and forward commodity contracts to manage our exposures to fluctuation in certain raw material costs. All derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in other comprehensive income and subsequently recognized in earnings when the hedged items impact earnings. Changes in the fair value of derivatives not designated as hedges, and the ineffective portion of cash flow hedges, are recorded in current earnings. We do not enter into financial instruments for speculative or trading purposes.

For those transactions that are designated as cash flow hedges, on the date the derivative contract is entered into, we document our hedge relationship, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also assess, both at inception and quarterly thereafter, whether such derivatives are highly effective in offsetting changes in the fair value of the hedged item.

Fair value estimates are based on relevant market information. Changes in fair value are estimated by management quarterly based, in part, on quotes provided by third-party financial institutions.

(2)          Use Of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

Listed below are certain significant estimates and assumptions used in the preparation of our consolidated financial statements. Certain other estimates and assumptions are further explained in the related Notes.

Accounts Receivable Allowances — We provide allowances for estimated losses on uncollectible accounts based on our historical experience and the evaluation of the likelihood of success in collecting specific customer receivables. In addition, we maintain allowances for customer returns, discounts, and invoice pricing discrepancies, with such allowances primarily based on historical experience. Summarized below is the activity for these allowance accounts.

	2006	2005	2004
Balance at beginning of year	$43.4	$35.9	$25.4
Acquisitions/divestitures, net	0.5	0.3	7.4
Allowances provided	18.7	26.6	19.7
Write-offs, net of recoveries, and credits issued	(18.5)	(19.4)	(16.6)
Balance at end of year	$44.1	$43.4	$35.9

Inventory — We estimate losses for excess and/or obsolete inventory and the net realizable value of inventory based on the aging of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Impairment of Long-Lived Assets and Intangibles Subject to Amortization — We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on a undiscounted basis related to the assets are likely to exceed the related carrying amount to determine if a write-down is appropriate. We will record an impairment charge to the extent that the carrying value of the assets exceed their fair values as determined by valuation techniques appropriate in the circumstances, which could include the use of similar projections on a discounted basis.

In determining the estimated useful lives of definite-lived intangibles, we consider the nature, competitive position, life cycle position, and historical and expected future operating cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection.

Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually review whether a triggering event has occurred to determine whether the carrying value exceeds the implied value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principle methods of competition, such as volume, price, service, product performance, and technical innovations, as well as estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 for more information, including discussion of impairment charges recorded in 2005 for our Air Filtration business and in 2004 for our Fluid Power, Radiodetection, and TPS businesses.

Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are accrued expenses at December 31, 2006 and 2005.

	December 31,
	2006	2005
Employee benefits	$215.8	$204.1
Unearned revenue(1)	281.4	125.3
Warranty	45.8	40.2
Other(2)	306.3	278.4
	$849.3	$648.0

(1)                 Unearned revenue includes billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method of revenue recognition, customer deposits, and unearned amounts on service contracts.

(2)                 Other consists of various items, including legal, interest, restructuring and dividends payable, none of which individually require separate disclosure.

Legal — It is our policy to accrue for estimated losses from legal actions or claims, including legal expenses, when events exist that make the realization of the losses probable and they can be reasonably estimated. We do not discount legal obligations or reduce them by anticipated insurance recoveries.

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

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Self-Insurance — We are primarily self-insured for workers’ compensation, automobile, product, general liability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for self-insurance liabilities are determined by management, are based on claims filed and an estimate of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims includes, among other things, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred versus when it is reported. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts.

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

	For the year ended December 31,
	2006	2005	2004
Balance at beginning of year	$51.1	$56.4	$65.4
Acquisitions/divestitures, net	0.1	0.3	0.8
Provisions	39.6	20.8	11.5
Usage	(35.0)	(26.4)	(21.3)
Balance at end of year	55.8	51.1	56.4
Less: Current portion of warranty	45.8	40.2	43.9
Non-current portion of warranty	$10.0	$10.9	$12.5

Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we believe a liability is probable and can be reasonably estimated. Accruals for these contingencies are classified as “income taxes payable” and “deferred and other income taxes” in the accompanying consolidated balance sheets based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. Management believes any potential liabilities in excess of amounts recorded are not material. These reviews also entail analyzing the realization of deferred tax assets associated with net operating loss and credit carryforwards. When we believe that it is more likely than not that a net operating loss or credit carryforward may expire unused, we establish a valuation allowance against them.

Employee Benefit Plans — We have defined benefit plans that cover a significant portion of our salaried and hourly employees, including certain employees in foreign countries. We derive pension expense from an actuarial calculation based on the defined benefit plans’ provisions and management’s assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on plan assets. Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. Management determines the discount rate based on the yield of high quality fixed income investments, commonly defined as fixed income investments with at least a Moody’s Aa credit rating. The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. Management also consults with independent actuaries in determining these assumptions. See Note 10 for more information.

(3)          New Accounting Pronouncements

The following is a summary of new accounting pronouncements that apply or may apply to our business.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 amends the previous guidance in Accounting Research Bulletin No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 effective January 1, 2006 and it did not have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123 (R) requires the recognition of compensation expense for share-based payments, including stock options, based on their grant date fair values. We adopted SFAS No. 123 (R) effective January 1, 2006. Refer to Note 15 for further discussion pertaining to the adoption of this standard.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable and also states that the correction of an error in previously issued financial statements is not an accounting change. The standard is effective for fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 effective January 1, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No.’s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We currently are evaluating the impact SFAS No. 155 could have on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. Our policy is to present taxes collected from a customer that are assessed by a governmental authority and directly imposed on a revenue-producing transaction, net in our consolidated statement of operations.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 seeks to reduce the diversity in practice associated with accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. We currently are evaluating our tax positions and anticipate that our adoption of FIN 48 during the first quarter of 2007 will result in a reduction of our income tax liabilities in the range of $45.0 to $55.0, with an offsetting credit to retained earnings. The impact of the adoption of FIN 48 on our consolidated financial statements is subject to change due to potential changes in interpretations of FIN 48 by the FASB and other regulatory bodies and the finalization of our adoption efforts.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We currently are evaluating the impact SFAS No. 157 could have on our consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of shareholders equity (in accumulated other comprehensive income, net of tax effects) until they are amortized as a component of net periodic benefit expense. Additionally, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the company’s fiscal year end; which is consistent with our current practice. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. Based on the funded status of our plans as of December 31, 2006, the adoption of SFAS No. 158 decreased total assets by $127.9, increased total liabilities by $81.5 and reduced shareholders equity by $209.4. The adoption of SFAS No. 158 did not affect our results of operations. Refer to Note 10 for additional details pertaining to the adoption of this standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

(4)          Acquisitions and Discontinued Operations

We use acquisitions as a part of our strategy to gain access to new technology, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing and technical expertise. Acquisitions and divestitures for the years ended December 31, 2006, 2005 and 2004 are described below.

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

Acquisitions — 2006

In the Flow Technology segment, we completed the acquisition of Aktiebolaget Custos (“Custos”) for a purchase price of $184.0, which was net of cash acquired of $4.4 and included debt assumed of $23.2 and a provision of $5.5 for shares of Custos that had yet to be tendered as of December 31, 2006. Custos had revenues of approximately $107.0 in the twelve months prior to the date of acquisition.

This acquisition was not material.

Acquisitions — 2005

In the Test and Measurement segment, we completed the acquisition of CarTool GmbH (“CarTool”) for a cash purchase price of $41.4, net of cash acquired of $22.6. CarTool had revenues of approximately $77.0 in the twelve months prior to the date of acquisition.

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

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

These transactions included the acquisition of Actron Manufacturing Company (“Actron”) for a purchase price of $35.2. Actron had revenues of $40.2 in the twelve months prior to the date of acquisition.

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

Business	Discontinued During the Quarter Ended	Actual Closing Date of Sale
Dock Products (“Dock”)	June 30, 2006	Q4 2006
Dielectric Tower (“Tower”)	December 31, 2005	Q1 2006
Security and protection business (“Vance”)	September 30, 2005	Q1 2006
Mueller Steam, Febco and Polyjet product lines	September 30, 2005	Q4 2005
Aftermarket automotive products business (“Carfel”)	March 31, 2005	Q3 2005
Lab and life science business (“Kendro”)	December 31, 2004	Q2 2005
Brookstone telecommunication services business	March 31, 2005	Q1 2005
Fire detection and building life-safety systems business (“EST”)	December 31, 2004	Q1 2005
Specialty tool business	December 31, 2004	Q1 2005
Compaction equipment business (“Bomag”)	September 30, 2004	Q1 2005
Axial fan business	December 31, 2004	Q4 2004
Inspection gauging system business	December 31, 2004	Q4 2004
Municipal water valve business	June 30, 2004	Q4 2004

Dock — Sold for $43.5 in cash. In 2006, we recorded a gain on the sale of $29.0. This gain was primarily related to a tax benefit recorded of $33.2, partially offset by expenses that were contingent primarily upon the consummation of the sale, which included $0.3 due to the modification of the vesting period of restricted stock units that had been issued to Dock employees (see Note 15 to our consolidated financial statements for further information).

Tower — Sold for $6.9 in cash, including additional cash proceeds of $4.4 that related to the settlement of the working capital associated with the transaction. In 2005, we recorded a charge, net of taxes, of $11.3 in order to reduce the net assets to be sold to their estimated net realized value. During 2006, we reduced the net loss by $0.9 primarily as a result of the working capital settlement noted above.

Vance — Sold for $70.6 in cash. In 2005, we recorded a net charge of $26.8 in order to reduce the net assets to be sold to their estimated net realizable value. During 2006, we increased the net loss by $3.1, primarily for expenses that were contingent upon the consummation of the sale, which included $1.6 due to the modification of the vesting period of restricted stock units that had been issued to Vance employees (see Note 15 to our consolidated financial statements for further information).

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

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Brookstone telecommunication services business — Sold for $0.9 in cash. In 2005, we recorded a loss on the sale, net of taxes and transaction fees, of $12.1.

EST — Sold to General Electric Company (“GE”) for $1,393.2 in cash, net of cash balances assumed by GE of $1.5. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $662.5.

Specialty tool business — Sold for $24.2 in cash, with $21.8 received at the closing and $2.4 deposited in an escrow account. In 2005, we recorded a loss on the sale, net of taxes and transaction fees, of $3.7. We received $1.7 of the escrow amount in 2006.

Bomag — Sold to Fayat SA (“Fayat”) for $447.3 in cash, net of cash balances assumed by Fayat of $2.7. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $137.4.

Axial fan, inspection gauging system and municipal water valve businesses — Sold for aggregate proceeds of $49.9 during 2004. We recorded a combined loss, net of taxes and transaction fees, on the sales of these businesses of $23.6 in 2004. During 2005, we increased the loss on the sales of these businesses by $1.6 due primarily to working capital adjustments in connection with final purchase price settlements with the respective buyers. In addition, we received $2.5 in the fourth quarter of 2005 relating to a final payment on a promissory note received in connection with the sale of the Axial fan business.

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

In the third quarter of 2006, we committed to a plan to divest an automotive components business within our Industrial Products and Services segment. We are actively pursuing the sale of this business and anticipate that the sale will be completed in the first half of 2007. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our consolidated financial statements. As a result of the planned divestiture of the automotive components business, we recorded a charge of $102.7 during 2006 to “loss on disposition of discontinued operations, net of tax” in order to reduce the net assets to be sold to their estimated net realizable value.

In addition to the gains/losses recorded in 2006 relating to the Dock, Tower, Vance, and the automotive components business discussed above, we recognized a net gain in 2006 of $20.1 resulting from adjustments to gains/losses on sales of businesses that were previously discontinued, with such adjustments primarily related to reductions in income tax liabilities.

For 2006, 2005, and 2004, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2006	2005	2004
Income (loss) from discontinued operations	$(98.3)	$1,550.8	$74.4
Income tax (provision) benefit	48.5	(462.0)	(33.5)
Income (loss) from discontinued operations, net	$(49.8)	$1,088.8	$40.9

For 2006, 2005 and 2004, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2006	2005	2004
Revenues	$409.7	$928.8	$2,156.5
Pre-Tax Income (loss)	11.0	(3.7)	99.9

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

The major classes of assets and liabilities, excluding inter-company balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	December 31, 2006	December 31, 2005
Assets:
Cash and equivalents	$—	$4.0
Accounts receivable, net	39.8	100.2
Inventories, net	12.6	27.6
Other current assets	5.9	13.7
Net property, plant and equipment	120.2	130.6
Goodwill and intangibles, net	13.5	195.6
Other assets	1.3	4.4
Assets of discontinued operations	$193.3	$476.1
Liabilities:
Accounts payable	$30.5	$61.0
Accrued expenses and other	11.8	28.4
Short-term debt	1.8	—
Deferred and other income taxes	12.8	29.4
Long term debt and other	4.1	7.2
Liabilities of discontinued operations	$61.0	$126.0

(5)          Business Segment Information

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services with operations in over 20 countries. We offer a diverse collection of products, which include, but are not limited to, valves, fluid handling equipment, metering and mixing solutions, air filtration products, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation, automotive service and power generation.

Our strategy is to have a centralized approach to continuous improvement, including lean manufacturing, supply chain management, organizational development, and global expansion, with the intent of capturing synergies that exist within our businesses and, ultimately, on driving revenue, profit margin, and cash flow growth. We believe that our businesses are well positioned for growth in these metrics based on our current continuous improvement initiatives, the potential within the current markets they serve, as well as the potential for expansion into additional markets. Beginning in the first quarter of 2005, we aggregated our global growth platforms into three segments identified as Flow Technology, Test and Measurement, and Thermal Equipment and Services. Each of the remaining businesses within our portfolio generally represent North American focused industrial operations that lack global scale and will not likely be the focus of acquisition growth. We have aggregated these businesses into a fourth segment identified as Industrial Products and Services.

We have aggregated our operating segments into four reportable segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expenses, stock based compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

Revenues by business segment represent sales to unaffiliated customers, and no one customer or group of customers under common control accounted for more than 10% of our consolidated revenues for all periods presented. Inter-company

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

revenues among segments are not significant. Identifiable assets by business segment are those used in our operations in each segment. General corporate assets are principally cash, pension assets, deferred tax assets, certain prepaid expenses, fixed assets and our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture. See Note 9 for financial information relating to EGS.

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

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures, and services cooling, heating, and ventilation products for markets throughout the world. Products for the segment include dry, wet, and hybrid cooling systems, cooling towers, and air-cooled condensers for the power generation, refrigeration, HVAC, and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade, and modernize power stations. The segment continues to focus on expanding its global reach, including expanding its dry cooling, heating, and ventilation manufacturing capacity in China, as well as increasing thermal components and service offerings, particularly in China and Europe.

Industrial Products and Services

Our Industrial Products and Services segment is comprised of businesses that design, manufacture and market power systems, industrial tools and hydraulic units, filters primarily for the automotive industry, precision machine components for the aerospace industry and television broadcast antenna systems.

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Horsham, PA information technology data center.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Financial data for our business segments, including the results of acquisitions from the dates of the respective acquisitions, are as follows:

	2006	2005	2004
Revenues:
Flow Technology	$960.2	$878.1	$810.9
Test and Measurement(1)	1,137.5	1,059.6	1,092.6
Thermal Equipment and Services	1,378.9	1,204.3	1,065.3
Industrial Products and Services	836.7	716.0	670.3
Total(1)	$4,313.3	$3,858.0	$3,639.1
Segment income:
Flow Technology	$134.5	$101.2	$102.1
Test and Measurement	159.1	129.9	127.9
Thermal Equipment and Services	104.7	118.3	126.7
Industrial Products and Services	99.0	67.5	42.2
Total Segment Income	497.3	416.9	398.9
Corporate Expense	96.1	87.6	100.9
Pension and Postretirement Expense	44.9	29.5	22.0
Stock based Compensation Expense	37.6	28.3	9.1
Special Charges, Net	4.4	9.1	37.8
Impairment of Goodwill and Other Intangible Assets	—	36.2	175.3
Consolidated Operating Income	$314.3	$226.2	$53.8
Capital expenditures:
Flow Technology	$11.8	$4.2	$5.5
Test and Measurement	9.7	7.5	6.7
Thermal Equipment and Services	14.3	16.8	9.6
Industrial Products and Services	21.1	11.8	6.5
General Corporate	1.2	1.8	4.6
Total	$58.1	$42.1	$32.9
Depreciation and amortization:
Flow Technology	$14.9	$18.5	$20.5
Test and Measurement	20.4	17.4	19.6
Thermal Equipment and Services	23.1	19.9	17.9
Industrial Products and Services	13.4	11.5	14.2
General Corporate	3.4	4.1	3.4
Total	$75.2	$71.4	$75.6
Identifiable assets:
Flow Technology	$1,072.9	$883.3
Test and Measurement	1,183.8	1,151.8
Thermal Equipment and Services	1,751.5	1,593.4
Industrial Products and Services	703.5	665.7
General Corporate	532.1	536.1
Discontinued Operations	193.3	476.1
Total	$5,437.1	$5,306.4

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

	2006	2005	2004
Revenues by Groups of Products:
Flow Technology	$960.2	$878.1	$810.9
Test and Measurement	1,137.5	1,059.6	1,092.6
Thermal Equipment and Services	1,378.9	1,204.3	1,065.3
Industrial Products and Services:
Automotive components	95.8	92.5	85.2
Power transformers and services	290.6	235.9	223.6
Industrial tools and equipment	142.4	123.3	120.2
Broadcast antenna systems	116.7	112.1	104.1
Aerospace components	102.2	82.4	79.9
Laboratory equipment	89.0	69.8	57.3
Total Industrial Products and Services	836.7	716.0	670.3
Total	$4,313.3	$3,858.0	$3,639.1

Geographic Areas:	2006	2005	2004
Revenues — Unaffiliated Customers:(2)
United States	$2,604.3	$2,467.1	$2,394.8
Germany	624.2	492.4	423.4
United Kingdom	243.4	223.9	240.9
Other	841.4	674.6	580.0
	$4,313.3	$3,858.0	$3,639.1
Tangible Long Lived Assets:
United States	$555.6	$469.3
Other	172.8	226.3
Long lived assets of continuing operations	728.4	695.6
Long lived assets of discontinued operations	121.5	135.0
Total tangible long lived assets	$849.9	$830.6

(1)                 During 2005, revenues for our Test and Measurement segment were reduced for program incentives and rebates earned by certain customers throughout the year. Prior to 2005, these incentives and rebates were classified as cost of products sold and selling, general and administrative expenses. Had these amounts been classified as a reduction to revenues prior to 2005, revenues for 2004 would have been lower by $14.6.

(2)                 Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

(6)          Special Charges, Net

As part of our business strategy, we right-size and consolidate operations to drive results. Additionally, from time to time, we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint, and increased profitability in any economic environment. As a result of our strategic review process, we recorded net special charges of $4.4 in 2006, $9.1 in 2005 and $37.8 in 2004. These net special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

The purpose of our restructuring initiatives is to improve future profitability, streamline operations, reduce costs and improve efficiency. We estimate that we will achieve operating cost reductions in 2007 and beyond through reduced employee and manufacturing costs and other facility overhead.

The components of the charges have been computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs, including severance and other employee benefits based on existing severance policies and local laws.

Impairments of long-lived assets, including amortizable intangibles, which represent non-cash asset write-downs, are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Typically, these non-cash asset write-downs arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured business. For these situations, we recognize a loss when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Realization values for assets subject to impairment testing are determined primarily by management, taking into consideration various factors including third-party appraisals, quoted market prices or previous experience. If an asset remains in service at the decision date, the asset is written down to its fair value and the resulting net book value is depreciated over its remaining economic useful life. When we commit to a plan to sell an asset, including the initiation of a plan to locate a buyer, and it is probable that the asset will be sold within one year based on its current condition and sales price, depreciation of the asset is discontinued and the asset is classified as an asset held for sale. The asset is written down to its fair value less any selling costs.

Exit costs, including, among other things, severance, other employee benefit costs, and operating lease obligations on idle facilities, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As such, liabilities for exit costs are measured initially at their fair value and recorded when incurred.

Special charges for the years ended December 31, 2006, 2005, and 2004 are described in more detail below and in the applicable sections that follow.

	2006	2005	2004
Employee termination costs	$1.9	$5.9	$13.0
Facility consolidation costs	0.9	7.8	7.6
Other cash costs	0.5	1.8	1.9
Non cash asset write-downs(1)	1.3	1.5	18.2
Gain on sale of assets	(0.2)	(7.9)	(2.9)
Total	$4.4	$9.1	$37.8

(1)                 Of the total non-cash asset write-downs, we recorded $8.8 related to non-disposal, asset impairments at our Fluid Power business in 2004.

2006 Charges:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Gain on Sale of Assets	Total Special Charges
Flow Technology	$1.7	$0.7	$0.3	$—	$—	$2.7
Test and Measurement	0.5	0.6	—	0.2		1.3
Thermal Equipment and Services	(0.3)	(0.4)	—	—	(0.2)	(0.9)
Corporate	—	—	0.2	1.1	—	1.3
Total	$1.9	$0.9	$0.5	$1.3	$(0.2)	$4.4

Flow Technology segment — Charges for 2006 related primarily to costs associated with exit activities at a facility in St. Paul, NC ($1.3), employee termination costs relating to a facility in Germany ($0.7), employee termination costs relating to the restructuring of the Air Filtration European sales organization ($0.5), costs relating to a previously announced

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

reorganization of a Netherlands’ operation, and exit activities at two locations in the United Kingdom. The German and European sale organization initiatives resulted in the termination of 18 employees.

Test and Measurement segment — Charges for 2006 related primarily to employee termination and lease holding costs associated with the closure of manufacturing facilities in Miramar, FL and Novi, MI. These closure activities resulted in the termination of 25 employees.

Thermal Equipment and Services segment — In 2006 the segment incurred charges of $0.3 relating to a previously announced facility consolidation effort. These charges were more than offset by credits of $1.2 associated with a reduction of liabilities that are no longer necessary as the related restructuring activities have been completed.

Corporate — Charges for 2006 relate primarily to an impairment charge for the planned divestiture of an idle facility.

We do not expect future costs associated with the above initiatives to be significant. At December 31, 2006 and 2005, a total of $3.5 and $12.6 of restructuring liabilities, respectively, remained on the consolidated balance sheets. With the exception of certain multi-year operating lease obligations and other contractual obligations, which were not material to our consolidated financial statements, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.

2005 Charges:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write- downs	Gain on Sale of Assets	Total Special Charges
Flow Technology	$2.5	$1.7	$0.8	$0.5	$—	$5.5
Test and Measurement	1.1	2.4	0.1	0.9	—	4.5
Thermal Equipment and Services	1.9	2.4	1.0	(1.0)	—	4.3
Industrial Products and Services	0.3	0.6	—	—	(7.9)	(7.0)
Corporate	0.1	0.7	(0.1)	1.1	—	1.8
Total	$5.9	$7.8	$1.8	$1.5	$(7.9)	$9.1

Flow Technology segment — Charges for 2005 related primarily to facility closures and manufacturing facility consolidations within our Dehydration business and, to a lesser extent, facility consolidation costs for restructuring actions initiated in 2004. We recognized $4.0 of special charges related primarily to employee and lease termination costs associated with the reorganization of a Netherlands operation and the closure of two facilities in the United Kingdom. The Netherlands and United Kingdom restructuring actions resulted in the termination of 59 employees.

Test and Measurement segment — Charges for 2005 related primarily to employee termination and lease holding costs associated with the closures of a warehouse facility in Miramar, FL and a manufacturing facility in the United Kingdom that totaled $2.5 within our Service Solutions business and an asset impairment charge of $1.0 relating to the divesture of a facility in the United Kingdom. The Miramar, FL and United Kingdom facility closures have resulted in the termination of 99 employees.

Thermal Equipment and Services segment — Charges for 2005 related primarily to workforce reductions associated with facility consolidations and closures. Within our boiler products business, we recorded employee benefit costs associated with our previously announced closure of manufacturing activities at our Benton Harbor, MI facility and relocation of certain manufacturing operations from our Michigan City, IN facility to our new Eden, NC facility. These restructuring actions resulted in $1.2 of employee termination, facility consolidation, and other costs during 2005. Within our cooling businesses, we recognized $2.4 of special charges related primarily to employee termination costs associated with business integration efforts in Germany that were initiated in the fourth quarter of 2004 and employee termination, lease holding, and asset impairment charges associated with the closure of a facility in the United Kingdom. The United Kingdom restructuring action has resulted in the termination of 83 employees.

Industrial Products and Services segment — The net credit for 2005 related to a gain of $7.9 on the sale of land in Milpitas, CA, resulting in the finalization of a previously initiated restructuring action. This was partially offset by employee

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

and lease termination costs associated with the closure of facilities in Tempe, AZ and Watertown, WI. These restructuring actions have resulted in the termination of 14 employees.

Corporate — Charges for 2005 related primarily to the lease holding costs for two administrative facilities that were closed during the first quarter of 2005 and an asset impairment charge of $1.1 relating to the planned divestiture of a facility in Newtown, CT.

2004 Charges:

	Employee Benefit Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write- downs	(Gain) Loss on Sale of Assets	Total Special Charges
Flow Technology	$1.0	$1.7	$0.1	$0.9	$(1.3)	$2.4
Test and Measurement	2.0	0.8	—	1.9	—	4.7
Thermal Equipment and Services	8.1	1.5	1.3	4.2	0.3	15.4
Industrial Products and Services	1.1	3.2	0.1	11.0	(1.9)	13.5
Corporate	0.8	0.4	0.4	0.2	—	1.8
Total	$13.0	$7.6	$1.9	$18.2	$(2.9)	$37.8

Flow Technology segment — Net charges for 2004 related primarily to employee benefit costs, facility consolidation costs, and asset impairments, partially offset by a gain on the sale of a facility. Employee benefit and facility consolidation costs related to (i) workforce reductions in the United Kingdom and Houston, TX and (ii) the integration of existing facilities into facilities of acquired businesses. In addition, our Dehydration business recorded a charge of $0.9 to write-down an idle facility to its estimated fair value. Also, in connection with the facility consolidation within our Air Filtration business, we sold a manufacturing facility in Ireland and recorded a corresponding gain of $1.3. These restructuring actions resulted in the termination of three hourly and 12 salaried foreign employees.

Test and Measurement segment — Charges for 2004 related primarily to workforce reductions, facility consolidation costs, and asset impairments. These restructuring actions resulted in the termination of 49 hourly and 30 salaried domestic and foreign employees at our Valley Forge, MI and Bristol, UK locations.

Thermal Equipment and Services segment — Charges for 2004 related primarily to asset write-downs and employee severance costs associated with our boiler products and cooling businesses. In 2004, we announced plans to close and relocate manufacturing activities at our Benton Harbor, MI facility and relocate certain manufacturing operations from our Michigan City, IN facility. As a result of this announcement, we recorded asset impairment charges of $3.3 and employee severance and other charges of $5.3. Costs relating to the restructuring actions at the cooling business totaled $6.6, which related primarily to employee termination costs and asset write-downs associated with the discontinuance of a product line, and employee termination and other costs relating to integration efforts in Germany and the acquisition of Hamon Dry Cooling. These restructuring items resulted in a reduction of 188 hourly and 94 salaried employees.

Industrial Products and Services segment — Net charges for 2004 related primarily to asset impairments, employee benefit costs and facility closure costs, partially offset by a gain on the sale of a manufacturing facility. We recorded $8.8, and $0.9 in write-downs of property, plant and equipment at our Fluid Power and TPS businesses, respectively, as the carrying value of the assets exceeded their estimated fair values. Within the Waukesha Electric Systems business, we recorded facility closure costs of $1.3 related to the closure of the Milpitas, CA manufacturing facility. Our Fluid Power business also recorded facility closure costs offset by a $1.9 gain related to the closure and sale of a manufacturing facility in the United Kingdom. These actions resulted in the termination of 77 hourly and 9 salaried domestic and foreign employees.

Corporate — Charges for 2004 related primarily to a workforce reduction and outsourcing of certain information technology support activities and the exit of certain administrative offices. These restructuring actions resulted in the termination of seven salaried domestic employees.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

(7)          Inventories

	December 31,
	2006	2005
Finished goods	$204.8	$129.0
Work in process	114.0	104.8
Raw materials and purchased parts	221.9	222.5
Total FIFO cost	540.7	456.3
Excess of FIFO cost over LIFO inventory value	(26.4)	(16.5)
	$514.3	$439.8

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were $231.6 at December 31, 2006 and $215.8 at December 31, 2005. All other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, netted against work in process at year-end, were $5.4 in 2006 and $10.4 in 2005.

(8)          Goodwill And Other Intangible Assets

The changes in the carrying amount of goodwill, by segment, are as follows:

	December 31, 2005	Goodwill resulting from business combinations	Impairments	Foreign currency translation and other(1)	December 31, 2006
Flow Technology	$402.6	$68.7	$—	$1.5	$472.8
Test and Measurement	391.0	—	—	(6.9)	384.1
Thermal Equipment and Services	589.0	9.7	—	3.7	602.4
Industrial Products and Services	306.5	—	—	(3.6)	302.9
Total	$1,689.1	$78.4	$—	$(5.3)	$1,762.2

	December 31, 2004	Goodwill resulting from business combinations	Impairments	Foreign currency translation and other(1)	December 31, 2005
Flow Technology	$440.8	$—	$(22.0)	$(16.2)	$402.6
Test and Measurement	379.1	25.4	—	(13.5)	391.0
Thermal Equipment and Services	627.5	—	—	(38.5)	589.0
Industrial Products and Services	311.2	—	—	(4.7)	306.5
Total	$1,758.6	$25.4	$(22.0)	$(72.9)	$1,689.1

(1)                 Includes adjustments resulting from acquisitions completed not more than one year prior to the date of adjustment and adjustments related to reductions in income tax liabilities.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Identifiable intangible assets comprise the following:

	December 31, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$35.9	$(23.6)	$12.3	$27.7	$(17.3)	$10.4
Technology	26.6	(6.1)	20.5	26.4	(5.2)	21.2
Customer Relationships	68.4	(9.7)	58.7	63.5	(6.0)	57.5
Other	86.7	(11.0)	75.7	27.0	(8.3)	18.7
	217.6	(50.4)	167.2	144.6	(36.8)	107.8
Trademarks with indefinite lives:	320.8	—	320.8	316.4	—	316.4
Total	$538.4	$(50.4)	$488.0	$461.0	$(36.8)	$424.2

Amortization expense was $14.4, $15.1 and $15.5 for the years ended December 31, 2006, 2005, and 2004, respectively. Estimated amortization expense related to these intangible assets is $15.8 in 2007, $15.2 in 2008, $12.4 in 2009, $10.1 in 2010 and $9.7 in 2011.

At December 31, 2006, intangible assets with determinable lives were primarily associated with the Flow Technology ($63.4), Test and Measurement ($62.3) and Thermal Equipment and Services ($35.3) segments. Trademarks with indefinite lives were associated with the following segments: $104.8 in the Flow Technology segment, $68.9 in the Test and Measurement segment, $132.1 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

Consistent with the requirements of SFAS No. 142, the fair values of our reporting units generally are based on discounted cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our reporting units closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across all of our reporting units. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known.

In connection with the preparation of our 2006 strategic plan, which was finalized at the end of 2005, we concluded that the completion of the integration of our Air Filtration reporting unit, a component of our Flow Technology segment that was acquired in 2004, would take longer and be more costly than originally anticipated, thus, negatively impacting the reporting unit’s long-term financial forecast. Based on this long-term financial forecast, and in connection with the preparation of our 2005 consolidated financial statements, we determined that the fair value of our Air Filtration reporting unit was less than the carrying value of its net assets. Accordingly, we recognized an impairment charge of $36.2 in the fourth quarter of 2005. As a result of this charge, goodwill was reduced by $22.0 and the carrying value of other intangible assets was reduced by $14.2.

During 2004, we recorded charges of $175.3 relating to the impairment of goodwill and other intangible assets for our Fluid Power ($60.3), Radiodetection ($89.4), and TPS ($25.6) reporting units. As a result of these charges, goodwill was reduced by $170.7 and the carrying value of other intangible assets was reduced by $4.6.

(9) Investment In Joint Venture

We have one significant joint venture, EGS, with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Canada and France and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis, and we typically receive our share of

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

the joint venture’s earnings in cash dividends. EGS’s results of operations and certain other information for its fiscal years ended September 30, 2006, 2005 and 2004, were as follows:

	2006	2005	2004
Net sales	$483.5	$429.7	$383.4
Gross profit	214.6	185.3	164.2
Net income	88.6	58.4	51.0
Capital expenditures	7.5	5.0	6.3
Depreciation and amortization	8.5	8.8	9.7
SPX’s equity earnings in EGS	40.2	22.4	25.8

Condensed balance sheet information of EGS as of September 30, 2006 and 2005 was as follows:

	2006	2005
Current assets	$156.9	$149.8
Non-current assets	286.1	285.1
Current liabilities	63.5	84.5
Non-current liabilities	13.3	15.9

The carrying value of our investment in EGS was $78.3 and $67.5 at December 31, 2006 and 2005, respectively, and is recorded in other assets in our consolidated balance sheets. We contributed non-monetary assets to EGS upon its formation. We recorded these contributed assets at their historical cost in accordance with APB No. 29, “Accounting for Nonmonetary Transactions,” while EGS recorded these assets at their fair value in accordance with APB No. 16 “Business Combinations.” As a result of this basis difference in the goodwill recorded by EGS upon formation, our investment in EGS is less than our proportionate share of EGS’ net assets, with such difference totaling $84.7 at December 31, 2006.

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

Defined Benefit Pension Plans

Plan assets — Our investment strategy is based on the long-term growth of principal while mitigating overall risk to ensure that funds are available to pay benefit obligations. The domestic plan assets are invested in a broad range of investment classes, including domestic and international equities, fixed income securities, real estate and other investments. We engage various investment managers who are regularly evaluated on long-term performance, adherence to investment guidelines and ability to manage risk commensurate with the investment style and objective for which they were hired. Allowable investments under the plan agreements include equity securities, fixed income securities, mutual funds, venture capital funds, real estate and cash and equivalents. Investments prohibited under the plan agreements include commodities and futures contracts, private placements, options, and the stock of direct competitors. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2006 and 2005.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Our targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, along with the actual asset allocation percentages of each major category of our domestic and foreign pension plan assets as of December 31, 2006 and 2005 are as follows:

Domestic Pension Plans

	Actual Allocations		Mid-point of Allocation Range
	2006	2005	2006	2005
Equity securities	70%	74%	70%	70%
Debt securities	17%	23%	27%	27%
Real estate	—%	—%	1%	1%
Other(1)	13%	3%	2%	2%
Total	100%	100%	100%	100%

(1)                 The increased allocation to Other in 2006 was driven by a process to re-allocate our asset mix. This process was ongoing at December 31, 2006 and is expected to be completed in 2007.

Foreign Pension Plans

	Actual Allocations		Mid-point of Allocation Range
	2006	2005	2006	2005
Equity securities	47%	53%	51%	57%
Debt securities	48%	32%	47%	40%
Real estate	—%	—%	—%	—%
Other	5%	15%	2%	3%
Total	100%	100%	100%	100%

Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. We did not make any contributions to our primary domestic pension plans in 2006. In 2007, we do not expect to make any significant contributions to our primary domestic pension plans.

Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. In our foreign plans that are funded, we made contributions of $13.7 in 2006. We expect to make $16.6 of contributions in 2007 to our foreign pension plans.

Estimated Future Benefit Payments — Following is a summary, as of December 31, 2006, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2006 to measure our obligations and include benefits attributable to estimated future employee service.

Estimated benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2007	$75.7	$9.1
2008	106.5	9.5
2009	72.0	9.9
2010	77.3	10.3
2011	78.6	10.8
Subsequent five years	415.3	61.7

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The combined funded status of our pension plans as of December 31, 2006 has improved since December 31, 2005 as a result of improved returns on our plan assets, primarily in the U.S. financial markets. Our non-funded pension plans account for $119.8 of the current underfunded status, as these plans are not required to be funded. The underfunded status of our primary domestic pension plans did not require us to make cash contributions in 2006. The following tables show the domestic and foreign pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2006	2005	2006	2005
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$1,158.5	$1,111.6	$248.6	$235.6
Service cost	9.3	9.4	2.2	2.0
Interest cost	64.6	65.8	12.5	11.9
Employee contributions	—	—	0.2	0.2
Actuarial (gain) loss	(25.8)	77.9	(9.9)	33.7
Curtailment/ Settlement gain	(1.7)	(1.1)	(2.8)	(9.0)
Benefits paid	(79.9)	(105.1)	(8.6)	(7.9)
Acquisitions	—	—	—	2.5
Foreign exchange and other	(2.1)	—	30.0	(20.4)
Projected benefit obligation — end of year	$1,122.9	$1,158.5	$272.2	$248.6
Change in plan assets:
Fair value of plan assets — beginning of year	$940.8	$987.3	$169.0	$141.3
Return on plan assets	122.6	53.4	12.0	23.0
Benefits paid	(75.4)	(99.9)	(7.6)	(6.9)
Contributions (employer and employee)	—	—	13.9	21.7
Settlement gain	—	—	(2.7)	—
Acquisitions	—	—	—	2.1
Foreign exchange and other	—	—	21.4	(12.2)
Fair value of plan assets — end of year	$988.0	$940.8	$206.0	$169.0
Funded status at year-end	$(134.9)	$(217.7)	$(66.2)	$(79.6)
Unamortized prior service cost	*	(2.8)	*	(1.1)
Unrecognized net actuarial loss	*	493.2	*	52.9
Net amounts recognized in the balance sheet	$(134.9)	$272.7	$(66.2)	$(27.8)
Amounts recognized in the balance sheet consist of:
Other assets	$—	$4.1	$—	$—
Accrued expenses	(4.6)	—	(1.3)	—
Other long-term liabilities	(130.3)	(185.3)	(64.9)	(75.4)
Accumulated other comprehensive income (pre-tax)	*	453.9	*	47.6
Net amount recognized	$(134.9)	$272.7	$(66.2)	$(27.8)
Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:
Net actuarial loss	$387.4	*	$46.9	*
Net prior service cost (credit)	(4.9)	*	(1.1)	*
Minimum pension liability adjustment	*	$453.9	*	$47.6
Total accumulated comprehensive income (pre-tax)	$382.5	$453.9	$45.8	$47.6

(*)                 Not applicable due to adoption of SFAS No. 158 at December 31, 2006.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

The following is information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2006 and 2005:

	Domestic Pension Plans		Foreign Pension Plans
	2006	2005	2006	2005
Projected benefit obligation	$321.0	$1,158.5	$271.4	$248.6
Accumulated benefit obligation	318.8	1,126.2	266.8	244.4
Fair value of plan assets	206.4	940.8	205.2	169.0

The accumulated benefit obligation for all domestic and foreign plans was $1,098.0 and $267.6, respectively, at December 31, 2006 and $1,126.2 and $244.4, respectively, at December 31, 2005.

Components of Net Periodic Pension Benefit Expense — Net periodic pension benefit expense for our domestic and foreign pension plans included the following components:

Domestic Pension Plans

	Year Ended December 31,
	2006	2005	2004
Service cost	$9.3	$9.8	$14.5
Interest cost	64.6	65.4	66.7
Expected return on plan assets	(80.2)	(86.0)	(92.3)
Amortization of unrecognized losses	36.1	25.5	14.4
Amortization of unrecognized prior service cost	(0.4)	(0.3)	(0.5)
Curtailment/ Settlement loss (gain)	0.2	(1.7)	2.1
Total net periodic pension benefit expense	29.6	12.7	4.9
Less: Net periodic pension benefit (expense) income of discontinued operations	(0.8)	0.4	(2.6)
Net periodic pension benefit expense of continuing operations	$28.8	$13.1	$2.3

Foreign Pension Plans

	Year Ended December 31,
	2006	2005	2004
Service cost	$2.2	$2.3	$4.9
Interest cost	12.5	12.4	14.5
Expected return on plan assets	(14.6)	(11.5)	(11.5)
Amortization of unrecognized losses	2.5	2.0	2.2
Amortization of unrecognized prior service cost	(0.1)	(0.1)	—
Curtailment/ Settlement loss	1.0	3.4	0.9
Total net periodic pension benefit expense	3.5	8.5	11.0
Less: Net periodic pension benefit expense of discontinued operations	(1.0)	(4.5)	(3.9)
Net periodic pension benefit expense of continuing operations	$2.5	$4.0	$7.1

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit expense in 2007 are as follows:

	Domestic plans	Foreign plans
Net actuarial loss	$33.2	$1.7
Net prior service credit	(0.5)	(0.1)
	$32.7	$1.6

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans are as follows:

	Year Ended December 31,
	2006	2005	2004
Domestic Pension Plans
Weighted average actuarial assumptions used in determining net periodic pension expense:
Discount rate	5.75%	6.00%	6.25%
Rate of increase in compensation levels	4.25%	4.25%	4.20%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Weighted average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	6.00%	5.75%	6.00%
Rate of increase in compensation levels	4.25%	4.25%	4.25%
Foreign Pension Plans
Weighted average actuarial assumptions used in determining net periodic pension expense:
Discount rate	4.74%	5.56%	5.75%
Rate of increase in compensation levels	3.69%	3.77%	3.50%
Expected long-term rate of return on assets	6.84%	8.00%	8.50%
Weighted average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	4.94%	4.74%	5.56%
Rate of increase in compensation levels	3.86%	3.77%	3.77%

It is our policy to review the pension assumptions annually. Pension income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (i) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans; (ii) The discount rate is set based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid (high quality fixed income investments are commonly defined as fixed income investments with at least a Moody’s Aa credit rating); and (iii) The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, management also considers advice from independent actuaries.

Postretirement Benefit Plans

Employer Contributions And Future Benefit Payments — Our postretirement medical plans are non-funded and have no plan assets, but are instead funded by us on a pay as you go basis in the form of direct benefit payments. In 2006, we made benefit payments of $20.5 (net of federal subsidies of $1.4) to our postretirement benefit plans. Following is a summary, as of December 31, 2006, of the estimated future benefit payments and expected federal subsidies for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments and federal subsidies are estimated based on the same assumptions used at December 31, 2006 to measure our obligations and include benefits attributable to estimated future employee service.

	Postretirement Payments	Postretirement Subsidies
2007	$21.0	$2.1
2008	20.8	2.1
2008	20.6	2.2
2010	20.2	2.2
2011	19.8	2.2
Subsequent five years	86.6	10.3

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Obligations and Funded Status — The following tables show the postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2006	2005
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$184.8	$181.3
Service cost	0.2	0.1
Interest cost	10.2	10.4
Actuarial loss	5.1	15.1
Benefits paid	(20.5)	(22.1)
Projected benefit obligation — end of year	$179.8	$184.8
Funded status at year-end	$(179.8)	$(184.8)
Unamortized prior service cost	*	(10.2)
Unrecognized net actuarial loss	*	63.3
Net amounts recognized in the balance sheet	$(179.8)	$(131.7)
Amounts recognized in the balance sheet consist of:
Accrued expenses	$(18.9)	$—
Other long-term liabilities	(160.9)	(131.7)
Net amount recognized	$(179.8)	$(131.7)
Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:
Net actuarial loss	$63.9	*
Net prior service cost (credit)	(8.9)	*
Total accumulated comprehensive income (pre-tax)	$55.0	*

(*)                 Not applicable due to adoption of SFAS No. 158 at December 31, 2006.

The net periodic postretirement benefit expense included the following components:

	Year Ended December 31,
	2006	2005	2004
Service cost	$0.2	$0.1	$—
Interest cost	10.2	10.4	11.1
Amortization of unrecognized loss	4.5	3.2	2.8
Amortization of unrecognized prior service cost	(1.3)	(1.3)	(1.3)
Net periodic postretirement expense	$13.6	$12.4	$12.6

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit expense in 2007 include net actuarial losses of $4.4 and prior service cost (credits) of $(1.3).

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Actuarial assumptions used in accounting for our domestic postretirement plans are as follows:

	Year Ended December 31,
	2006	2005	2004
Assumed health care cost trend rates:
Heath care cost trend rate for next year	10.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2013	2010
Discount rate used in determining net periodic postretirement benefit expense	5.75%	6.00%	6.25%
Discount rate used in determining net year-end postretirement benefit obligation	6.00%	5.75%	6.00%

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

Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest costs	$0.6	$(0.6)
Effect on postretirement benefit obligation	$11.8	$(10.7)

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

Under the Plan, we contributed 0.326, 0.410 and 0.496 shares of our common stock to employee accounts in 2006, 2005 and 2004, respectively. Compensation expense is recorded based upon the market value of shares as the shares are contributed to employee accounts. We recorded $17.5 in 2006, $17.9 in 2005 and $21.3 in 2004 as compensation expense related to the matching contribution.

Certain hourly and collectively bargained employees participate in other defined contribution retirement plans maintained pursuant to Section 401(k) of the U.S. Internal Revenue Code. These plans do not match employees’ contributions in shares of company common stock, although company common stock is offered as an investment option under these plans.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

(11) Income Taxes

Income (loss) before income taxes and the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004
Income (loss) before income taxes:
Income (loss) from continuing operations:
United States	$177.9	$23.8	$(98.9)
Foreign	98.9	44.3	16.1
	$276.8	$68.1	$(82.8)
Provision (benefit) for income taxes:
Current:
Federal	$48.0	$91.4	$4.4
Foreign	(3.5)	19.4	26.5
State	6.4	(2.3)	(2.1)
Total current	50.9	108.5	28.8
Deferred and other:
Federal	(19.1)	(31.2)	(48.4)
Foreign	37.0	(1.1)	(9.0)
State	(12.5)	(9.3)	3.8
Total deferred and other	5.4	(41.6)	(53.6)
Total provision (benefit)	$56.3	$66.9	$(24.8)

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Tax at U.S. federal statutory rate	35.0%	35.0%	(35.0)%
State and local taxes, net of U.S. federal benefit	(1.4)	(10.9)	0.1
U.S. credits and exemptions	(2.3)	(6.8)	(5.5)
Taxes on foreign source income	(4.3)	8.8	(4.6)
Impairment of goodwill and other intangibles	—	12.8	63.1
Repatriation	(0.7)	68.5	0.6
Audit settlements with taxing authorities	(15.5)	(22.2)	(58.0)
Adjustments to tax contingencies, net	7.2	4.5	16.0
Non-deductible compensation	0.6	8.3	(2.4)
Other	1.7	0.2	(4.3)
	20.3%	98.2%	(30.0)%

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2006	2005
Deferred tax assets:
Working capital accruals	$40.5	$39.3
Legal, environmental and self-insurance accruals	65.7	88.2
Restructuring	4.6	7.2
Pension, other postretirement and postemployment benefits	127.0	156.7
NOL and credit carryforwards	175.1	88.2
Payroll and compensation	30.6	33.9
Other	10.6	26.6
Total deferred tax assets	454.1	440.1
Valuation allowance	(149.9)	(87.8)
Net deferred tax assets	304.2	352.3
Deferred tax liabilities:
LYONs interest deductions	—	98.1
Accelerated depreciation	26.5	36.7
Pension credits	—	8.9
Basis difference in affiliates	13.8	13.1
Intangibles recorded in acquisitions	156.6	165.5
Other	72.0	88.7
Total deferred tax liabilities	268.9	411.0
	$35.3	$(58.7)

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

We have available net operating loss deductions and tax credit carryforwards totaling approximately $1,060.0 at December 31, 2006. Approximately $576.4 of these carryforwards are for numerous state jurisdictions and approximately $330.7 are for various foreign jurisdictions, while the remainder represent Federal tax credits. Of these amounts, approximately $21.3 expire in 2007 and $744.9 expire at various times between 2008 and 2026. The remaining carryforwards have no expiration date.

Realization of deferred tax assets associated with the net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards will expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. The valuation allowance increased by $62.1 in 2006 and $8.2 in 2005.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years may be greater than amounts paid in past years.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Undistributed International Earnings

During 2006, we completed our plan to repatriate earnings of certain foreign subsidiaries and recognized an income tax benefit of $2.0.

During 2005, we repatriated $500.0 of foreign earnings under the terms of the American Jobs Creation Act of 2004, or “AJCA” (see below for further details). We also repatriated additional foreign earnings and capital of $65.0 during 2005. In addition, we concluded, during the fourth quarter of 2005, that we would repatriate approximately $154.0 of foreign earnings and capital in 2006. For the year ended December 31, 2005, we provided $44.5 of income taxes relating to foreign earnings we repatriated or planned to repatriate.

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

Tax Contingencies

We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we believe a liability is probable and can be reasonably estimated. Accruals for these contingencies are recorded in “income taxes payable” and “deferred and other income taxes” in the accompanying consolidated balance sheets based on the expectation as to the timing of when the contingency will be resolved. As events change and resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. Management believes any potential liabilities in excess of amounts not recorded are not material.

During 2006, we reduced our income tax provision by $43.0 and goodwill by $4.7 relating to the closure of certain matters with both domestic and international taxing authorities. In addition, taxes associated with discontinued operations were reduced by $2.9 in 2006.

During 2005, we reduced our income tax provision by $15.1 and goodwill by $41.0 relating to the closure of certain matters with both domestic and international taxing authorities. In addition, taxes associated with discontinued operations were reduced by $1.6 in 2005.

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

In 2004, the IRS issued a notice of proposed adjustment disallowing the capital loss claimed as a deduction on our 1997 tax return. We protested the disallowance to the Appeals Office of the IRS in June 2004. If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest to date of $14.1. The IRS has proposed

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

penalties with respect to the 1997 transaction of $10.3. Because of several meritorious defenses, we believe the successful assertion of penalties would be unlikely in the event of litigation.

In July 2006, the IRS issued an examination report covering our 1998 to 2002 income tax returns. As expected, the IRS disallowed the tax losses associated with the 1998 and 1999 transactions noted above. We disagree with the disallowance and filed a protest with the Appeals Office of the IRS. If the IRS ultimately prevails in its position with respect to the tax losses, our income tax due for 1998 and 1999 would increase by $45.8, plus net interest to date of approximately $17.8. Thus far, the IRS has not proposed penalties with regard to the 1998 and 1999 transactions.

Also in 2004, the IRS issued a notice of proposed adjustment with respect to the sale of Sealed Power Europe in 1997. Specifically, the IRS is proposing to require recapture of certain foreign losses claimed as deductions on tax returns prior to 1997. If the IRS ultimately prevails in its position, the income tax due for 1997 would increase by approximately $6.9, plus net interest to date of approximately $3.8. We also protested this proposed adjustment to the Appeals Office of the IRS in June 2004.

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

Although we have not agreed to the assessment for the matters with the Appeals Office of the IRS, we nonetheless made an advance payment of the taxes and interest equal to the amount that would be due if SPX were to agree with certain adjustments. The amount likely to be due to the IRS if the matters were to be settled in the Appeals Office of the IRS is approximately $104.1. We made an advance payment of $66.6 to the IRS in December 2006 and an additional payment of $37.5 in January 2007.  Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our estimate of the probable liability associated with these matters. While the resolution of these issues may result in tax liabilities that differ from the accruals established for the matters, we currently believe that the resolution will not have a material adverse effect on our financial position or liquidity.

An unfavorable resolution could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As we are not in the final stages of the appeals process for any of the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

Upon the conclusion of our disposition activities discussed in Note 4 to these consolidated financial statements, we may recognize an additional income tax provision or benefit.

As a result of the IRS examination report covering our 1998 to 2002 income tax returns, we have considered the uncertainties now resolved (other than the matters of protest discussed above) and reduced our income tax liabilities during 2006 by $42.3. Our effective tax rate for 2006 of 20.3% includes an income tax benefit of $34.7 associated with these matters. The remainder of the $42.3 was recognized as an income tax benefit within discontinued operations ($2.9) and as a reduction of goodwill ($4.7).

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

(12)        Indebtedness

The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2006.

	December 31, 2005	Borrowings	Repayments	Other(4)	December 31, 2006
LYONs(1)	$658.6	$—	$(660.3)	$1.7	$—
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Global revolving loan facility(2)	—	83.2	—	(0.4)	82.8
Delayed draw term loan(1)	—	750.0	(15.0)	—	735.0
Other indebtedness(3)	73.5	200.5	(205.0)	28.3	97.3
Total Debt	781.6	$1,033.7	$(880.3)	$29.6	964.6
Less: short-term debt	64.9				168.7
Less: current maturities of long-term debt	2.6				42.3
Total Long-term Debt	$714.1				$753.6

(1)                 The LYONs were net of unamortized discount of $336.1 at December 31, 2005. The remaining LYONs had a put option date within twelve months of December 31, 2005 (February 2006). In accordance with SFAS No. 78, “Classification of Obligations That are Callable by the Creditor,” obligations that are by their terms due upon demand within one year of the balance sheet date are to be considered short-term obligations, unless the obligor has the ability and intent to refinance. In February 2006, all but $0.2 of the remaining LYONs were put to us and settled in cash for $660.2, their accreted value on such date, with amounts borrowed under the delayed draw term loan of our senior credit facilities. Since the LYONs were refinanced with amounts under our senior credit facilities, we classified the outstanding balance for the LYONs as long-term debt as of December 31, 2005. In June 2006, we repurchased the remaining LYONs.

(2)                 A portion of the cash purchase price ($83.2) associated with our acquisition of Custos (see Note 4) was financed with amounts under the global revolving loan facility of our senior credit facilities.

(3)                 During the year ended December 31, 2006, we had gross borrowings and repayments of $199.0 under our trade receivables financing agreement (see below for further details). The maximum outstanding balance under this financing agreement during the year ended December 31, 2006 was $80.0, of which $1.0 remained outstanding as of December 31, 2006 (consistent with the amount outstanding under this agreement at December 31, 2005).

Other indebtedness includes debt assumed in connection with the Custos acquisition (see Note 4).

(4)                 “Other” includes interest accretion on the LYONs, debt assumed, and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

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

•       a global revolving loan facility in an aggregate principal amount of $100.0 with final maturity in November 2010; and

•       a foreign trade facility in an aggregate principal amount of up to the U.S. dollar equivalent, at issuance, of $425.0 with final maturity in November 2010, subject to two possible extensions of the final maturity date of two years each, at our option. As of December 31, 2006, the U.S. dollar equivalent of available issuance capacity under the foreign trade facility, exclusive of any outstanding letters of credit, was $475.0.

Notes to Consolidated Financial Statements
December 31, 2006
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

We currently utilize the revolving facilities for the issuance of letters of credit and certain of our foreign subsidiaries utilize (and others may utilize) the foreign trade facility for the issuance of foreign credit instruments. The revolving credit facility may be used from time to time for working capital and general corporate purposes, including domestic letters of credit of up to $275.0, by our subsidiaries and us. The foreign trade facility may be used by our foreign subsidiaries to obtain bank guarantees, stand-by letters of credit and similar foreign trade instruments in connection with their business operations.

The interest rates applicable to loans under our senior credit facilities will be, at our option, equal to either an alternate base rate (“ABR” or prime) or an adjusted Eurodollar bank deposit rate plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (generally defined as the ratio of consolidated total debt (net of cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the four fiscal quarters ended on such date). We may elect interest periods of one, two, three or six months for Eurodollar borrowings. The interest rate margins applicable to base rate and Euro dollar loans are as follows:

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

Our senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition (including from any casualty to, or an governmental taking) of property (other than in the ordinary course of business and subject to other exceptions) by us or our subsidiary guarantors in excess of $10.0. Mandatory prepayments will be applied first to prepay the term loan and then to reduce permanently the term loan commitments. No prepayment or commitment reduction is required to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.

Indebtedness under our senior credit facilities is guaranteed by each of our material domestic subsidiaries, each of our material first-tier foreign subsidiaries, to the extent no material adverse tax consequence would result and to the extent permitted under local law, and us with respect to the obligations of our subsidiaries under the foreign trade facility. In addition, indebtedness under our senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiary guarantors and 66% of the capital stock of our material first tier foreign subsidiaries. If the outstanding indebtedness under the senior credit facilities is rated “Ba2” or less by Moody’s and “BB” or less by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of our property.

Our senior credit facilities require that we maintain a Consolidated Interest Coverage Ratio (generally defined as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00, and a Consolidated Leverage Ratio (net of cash equivalents in excess of $50.0) as of the last day of any fiscal quarter of no more than 3.25 to 1.00. Our senior credit facilities

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

also contain covenants that restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchases of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Lastly, our senior credit facilities contain customary representations, warranties, affirmative covenants, and events of default.

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

At December 31, 2006, we were in compliance with all covenant provisions of our senior credit facilities, and did not have any restrictions on our ability to repurchase shares or pay dividends.

During 2005, in connection with the repayment of $1,073.4 on the term loans of our then-existing senior credit facilities, we recorded charges of $29.6 associated with the write-off of deferred financing costs and the termination of the remaining interest rate protection agreements related to the term loans, with $28.2 recorded to “loss on early extinguishment of debt” and the remainder to “Income(loss) from discontinued operations.”

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

During the first quarter of 2005, we completed cash tender offers for $668.2, or 93%, of the then outstanding principal amount of our 7.50% and 6.25% senior notes. The amount of the notes tendered exceeded the requisite consent thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes. Additionally, during the second and third quarter of 2005, we redeemed $3.4 of the senior notes. In connection with these redemptions, we recorded charges of $85.4 to “loss on early extinguishment of debt” associated with premiums and fees paid to redeem the notes and the write-off of deferred financing costs related to the notes.

Liquid Yield Option Notes

On February 6, 2001, we issued Liquid Yield Option (TM) Notes (“February LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represented an aggregate initial issue price including the over allotment exercised by the original purchaser of $576.1 and an aggregate principal amount of $994.8 due at maturity on February 6, 2021. On May 9, 2001, we issued Liquid Yield Option (TM) Notes (“May LYONs”) at an original price of $579.12 per $1,000 principal amount at maturity, which represented an aggregate initial issue price including the over allotment exercised by the original purchaser of $240.3 and an aggregate principal amount of $415.0 due at maturity on May 9, 2021. On May 9, 2005, the most recent eligible date of redemption for the related holders, all the remaining outstanding May LYONs were put to us and settled in cash for $17.9, their accreted value on such date. As previously noted, we redeemed the remaining LYONs, with a total accreted value of $660.3, in 2006 and financed the redemption and the related tax recapture with amounts borrowed against our $750.0 delayed draw term loan under our senior credit facilities.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Other Borrowings

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of December 31, 2006 and 2005, the participating businesses had $14.2 and $15.7, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of December 31, 2006 and 2005, the participating businesses had $46.5 and $48.2, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Other Financing Activities

We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. We had $1.0 outstanding under this financing agreement at both December 31, 2006 and 2005.

(13)   Financial Instruments

Interest Rate Swaps

In connection with the February 2006 refinancing of the LYONs (see Note 12), we entered into interest rate protection agreements (“swaps”) to hedge a significant portion of the potential impact of increases in interest rates on our variable rate term loan facility. We are accounting for these swaps as cash flow hedges, and have outstanding instruments with maturities through February 2010 that effectively convert $550.0 of our variable rate debt to fixed rates approximating 4.7% plus the applicable margin (see Note 12). These are amortizing interest rate swap agreements; therefore the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan facility. As of December 31, 2006, the aggregated notional amounts of the interest rate swap agreements were $538.0 and the unrealized gain, net of taxes recorded in accumulated other comprehensive loss was $2.6. In addition, we have recorded a long-term asset of $4.2 to recognize the fair value of these interest rate swaps.

As of December 31, 2004, we maintained swaps that effectively converted $1,100.0 of our then variable rate debt to fixed rates. During January and March of 2005, we terminated all of these swaps for an aggregate cash payment of $13.3, which represented the fair value of the swaps on their termination dates, and reclassified $15.8 from accumulated other comprehensive income to “loss on early extinguishment of debt.”

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, and Chinese Yuan.

We have entered into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on forecasted transactions denominated in foreign currencies. The majority of the underlying transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. As a result of these embedded derivatives, these contracts do not qualify for hedge accounting treatment. Accordingly, the changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our consolidated financial statements during 2006, 2005, and 2004.

We had foreign currency forward contracts with an aggregate notional amount of $92.3 outstanding as of December 31, 2006, with scheduled maturities of $86.9, $4.8, $0.3 and $0.3 in 2007, 2008, 2009, and 2010, respectively. The fair values of these contracts were $1.4 (recorded as a current asset) and $5.7 (recorded as a current liability) as of December 31, 2006 and 2005, respectively. The fair values of the associated embedded derivatives were $2.8 (recorded as a current liability) and $5.9 (recorded as a current asset) as of December 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for such transactions as cash flow hedges. As of December 31, 2006, the unrealized loss, net of tax, recorded in accumulated other comprehensive loss was $0.4. We expect to reclassify the unrealized loss mentioned above to cost of products sold over the next 12 months as the hedged transactions occur. The fair values of these contract were $1.1 (recorded as a current liability) and $0.6 (recorded as a current asset) as of December 31, 2006 and 2005, respectively. The amount of gain recognized during the years ended December 31, 2006, 2005 and 2004 related to the ineffectiveness of the hedges was not material.

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

(14)                        Commitments and Contingent Liabilities

Leases

We lease certain manufacturing facilities, offices, sales and service locations, machinery and equipment, vehicles, and office equipment under various leasing programs accounted for as operating leases. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2007	$37.4
2008	30.2
2009	24.2
2010	15.2
2011	13.8
Thereafter	37.1
Total minimum payments	$157.9

Total operating lease expense was $42.5 in 2006, $34.2 in 2005, and $28.4 in 2004. Capital leases were not material to any of the periods presented.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits, and contract, intellectual property, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers’ compensation, etc.), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations, and cash flows. These accruals totaled $364.4 (including $260.3 for risk management matters) and $374.5 (including $271.8 for risk management matters) at December 31, 2006 and 2005, respectively. Of these amounts, $262.8 and $277.8 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2006 and 2005, respectively, with the remainder included in “Accrued expenses.”

Litigation Matters

Beginning in March 2004, multiple class action complaints seeking unspecified monetary damages, were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Securities Class Action”). The plaintiffs generally allege that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints were consolidated into a single amended complaint against us and our former Chairman, Chief Executive Officer and President. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety.

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

On October 9, 2006, we reached an agreement in principle to settle both the Securities Class Action and the tag-along ERISA action. The settlement is subject to court approval. On December 22, 2006, the court granted preliminary approval of the settlement and scheduled a settlement hearing on April 10, 2007. Under the terms of the pending settlement, both actions will be dismissed with prejudice and our aggregate net settlement payment, after reimbursement by our insurer, will be $5.1. We recorded a charge of $4.1 in the third quarter of 2006 relating to this pending settlement. The charge has been included in “Selling, general and administrative” within our 2006 consolidated statement of operations.

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

Notes to Consolidated Financial Statements
December 31, 2006
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

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc., or VSI, in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated. In its complaint, VSI asked the court to require us to complete the $197.0 acquisition of VSI, and/or award damages to VSI and its shareholders. On December 26, 2001, we filed our answer denying VSI’s allegations, raising affirmative defenses and asserting a counterclaim against VSI for breach of contract. On June 8, 2006, we reached a settlement with VSI resolving this litigation. Under the terms of the settlement, the lawsuit was dismissed with prejudice, neither party admitted any liability or wrongdoing, and we made a payment in the amount of $20.0 to VSI. The charge associated with this payment was recorded in the second quarter of 2006 and has been included in “Other expense, net” within our 2006 consolidated statement of operations.

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

In the case of contamination at offsite, third party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 26 sites at which the liability has not been settled, and only 14 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is immaterial.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental problem is identified we estimate the cost and either establish a reserve, purchase insurance or obtain an indemnity from a financially sound seller. However, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We account for these assumed liabilities in accordance with SFAS No. 5 “Accounting for Contingencies” and, therefore, record the liability when it is both probable and the amount can be reasonably estimated. Due to the uncertainties previously described, we are unable to reasonably estimate the amount of possible additional losses associated with the resolution of these matters beyond what has been previously recorded.

In our opinion, after considering accruals established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows.

Risk Management Matters

We are primarily self-insured for product and general liability, workers’ compensation, and automobile costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by management, are based on claims filed and estimates of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts.

Executive Agreements

Our Board of Directors has adopted severance agreements for nine of our executives, which create certain liabilities in the event of the termination of these executives following a change of control. In addition, our Board of Directors also approved employment agreements for eight of these executives. These agreements have rolling terms of either one year or two years and specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment, and other employment rights and responsibilities. Lastly, three executive officers have outstanding non-interest bearing 20-year relocation home loans totaling $4.5 granted in connection with the 2001 move of our corporate headquarters. In the event of the death or permanent disability of the employee or a change in control of SPX, we will forgive the note and pay the employee or his estate an amount equal to the employee’s tax liability as a result of the loan forgiveness.

In connection with the retirement and resignation of our then Chairman, Chief Executive Officer, and President in December 2004, we entered into a separation agreement with him that resulted in a charge in 2004 of approximately $7.3, which is net of a credit of $8.2 associated with compensation previously recorded for restricted stock that was forfeited as part of the separation agreement. Amounts still due to our former Chairman, Chief Executive Officer, and President under the separation agreement totaled approximately $8.0 as of December 31, 2006 and are payable in 2008.

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

(15)   Shareholders’ Equity and Stock Based Compensation

Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
Numerator:
Income (loss) from continuing operations for calculating basic earnings per share	$220.5	$1.2	$(58.0)
Interest on convertible LYONs, net of tax	1.1	—	—
Income (loss) from continuing operations for calculating diluted earnings per share	$221.6	$1.2	$(58.0)
Net income (loss) for calculating basic earnings per share	$170.7	$1,090.0	$(17.1)
Interest on convertible LYONs, net of tax	1.1	—	—
Net income (loss) for calculating diluted earnings per share	$171.8	$1,090.0	$(17.1)
Denominator:
Weighted average number of common shares used in basic earnings per share	58.254	71.084	74.271
Dilutive Securities — Employee stock options, restricted stock and restricted stock units	1.499	1.108	—
Conversion of convertible LYONs	0.971	—	—
Weighted average number of common shares and dilutive securities used in diluted earnings per share	60.724	72.192	74.271

The total number of stock options that were not included in the computation of dilutive earnings per share because their exercise price was greater than the average market price of common shares was 2.5, 9.5 and 13.7 at December 31, 2006, 2005 and 2004, respectively.

The potential common shares excluded from the 2004 diluted earnings per share calculation due to their anti-dilutive effect were 0.8. Of this amount, 0.1 related to restricted stock and restricted stock units and 0.7 related to employee stock options.

In October 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (“EITF No. 04-8”). Under the EITF’s conclusion, instruments that are convertible to common stock based on achieving a market price trigger are to be included in the calculation of diluted earnings per share regardless of whether the contingency has been met. At its November 2004 meeting, the EITF declared EITF No. 04-8 effective for all periods ending after December 15, 2004 and required retroactive adoption for all historical periods presented. The impact of the inclusion of the contingent convertible common shares was a reduction in both income from continuing operations per share and net income per share of $0.04 and $0.03, respectively, for 2006. For the years ended December 31, 2005 and 2004, the impact of the inclusion of the LYONs was anti-dilutive.

Accumulated Other Comprehensive Loss

The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	December 31, 2006	December 31, 2005
Foreign currency translation adjustment	$207.9	$137.7
Net unrealized gains on qualifying cash flow hedges, net of tax expense of $1.4 and $0.2, respectively	2.2	0.3
Pension liability adjustment, net of tax benefit of $186.4 and $190.9, respectively	(296.7)	(311.8)
Accumulated other comprehensive loss	$(86.6)	$(173.8)

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Common Stock and Treasury Stock

At December 31, 2006, we had 200.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares, and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2003	87.492	(13.177)	74.315
Stock options exercised	0.529	0.827	1.356
Share repurchases	—	(1.144)	(1.144)
Restricted stock and restricted stock units	0.353	(1.143)	(0.790)
Other	0.505	—	0.505
Balance at December 31, 2004	88.879	(14. 637)	74.242
Stock options exercised	0.858	0.205	1.063
Share repurchases	—	(13.657)	(13.657)
Restricted stock and restricted stock units	0.613	(0.109)	0.504
Other	0.411	—	0.411
Balance at December 31, 2005	90.761	(28.198)	62.563
Stock options exercised	2.335	1.678	4.013
Share repurchases	—	(8.692)	(8.692)
Restricted stock and restricted stock units	0.636	(0.069)	0.567
Other	0.315	—	0.315
Balance at December 31, 2006	94.047	(35.281)	58.766

Stock Based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 6.5 of these shares were available for grant at December 31, 2006. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or restricted stock.

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

On January 1, 2006, we adopted SFAS No. 123(R), which requires the recognition of compensation expense for share-based awards, including stock options, based on their grant date fair values. In addition, SFAS No. 123(R) specifies that an

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). We adopted SFAS No. 123(R), using the modified-prospective method. Under that method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), and (c) compensation cost related to the non-substantive vesting period approach for all applicable share-based awards granted subsequent to January 1, 2006. Results for prior periods have not been restated. In accordance with SFAS No. 123(R), total stock option expense was $0.9 for the year ended December 31, 2006. We also recorded compensation expense related to restricted stock and restricted stock units of $36.7, $28.3 and $9.1 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The following table illustrates the increase to income from continuing operations before income taxes, income from continuing operations, net income and net income per share (basic and diluted) for the year ended December 31, 2006 as a result of adopting SFAS No. 123(R) as compared to accounting for share based compensation under APB No. 25:

Year Ended December 31, 2006
Income from continuing operations before income taxes	$14.2
Income from continuing operations	9.1
Net income	9.1
Net income per share — basic	$0.16
Net income per share — diluted	0.15

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options and the vesting of restricted stock and restricted stock units as operating cash flows in our consolidated statements of cash flows. In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP No. 123(R)”). We elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effect of employee stock based compensation, and to determine the subsequent impact of the APIC pool on the statement of cash flows for the tax effects of employee stock based compensation grants that are outstanding upon adoption of SFAS No. 123(R). During the year ended December 31, 2006, $12.7, associated with excess tax benefits was classified as financing cash flows and included in “Proceeds from the exercise of employee stock options and other” within our consolidated statements of cash flows.

The following table illustrates the pro forma effect on net income (loss) from continuing operations and net income, in total and on a per share basis, for the years ended December 31, 2005 and 2004 had the fair value recognition provisions of SFAS No. 123 been applied to stock based employee compensation:

	For the Year Ended December 31,
	2005	2004
Net income (loss) — as reported	$1,090.0	$(17.1)
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax effect(1)	20.3	3.9
Deduct: Total stock based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value(2)	(27.4)	(28.3)
Awards granted above market value(2)	—	78.6
Net income — pro forma	$1,082.9	$37.1
Basic earnings per share of common stock:
Income (loss) per share — as reported	$15.33	$(0.23)
Income per share — pro forma	$15.23	$0.50
Diluted earnings per share of common stock:
Income (loss) per share — as reported	$15.10	$(0.23)
Income per share — pro forma	$15.00	$0.50
Basic earnings per share of common stock from continuing operations:
Income (loss) per share — as reported	$0.02	$(0.78)
Loss per share — pro forma	$(0.08)	$(0.05)
Diluted earnings per share of common stock from continuing operations:
Income (loss) per share — as reported	$0.02	$(0.78)
Loss per share — pro forma	$(0.08)	$(0.05)

(1)                 Amount for 2004 includes a credit of $8.2 relating to compensation expense previously recorded for a 2002 restricted stock award that was forfeited in connection with the December 2004 retirement and resignation of our then Chairman, Chief Executive Officer, and President.

(2)                 In 2004, four members of our executive management team elected to voluntarily surrender outstanding unvested stock options to purchase 2.5 shares of common stock granted to them in August 2000, with an average fair value on the date of grant of $34.89. These options would have vested in their entirety in August 2005. In addition, certain members of our senior leadership team, who left SPX in 2004, forfeited unvested stock options to purchase 0.7 shares of common stock. The weighted average fair value of these options on the date of grant was approximately $32.34. The impact of the surrender and forfeiture of the above options on compensation expense, net of tax, under the fair value based method was approximately $72.0. Lastly, under the separation agreement relating to the December 2004 retirement and resignation of our then Chairman, Chief Executive Officer, and President, options to purchase 2.2 shares of common stock that were unvested at the time of separation became immediately vested. Under SFAS No. 148, the acceleration

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

of the vesting was deemed a modification to the original awards and resulted in a remeasurement of the fair value of these options. The effect of the accelerated vesting and remeasurement resulted in additional compensation expense of approximately $10.5 under the fair value based method. 2004 compensation expense under the fair value based method also includes tax benefits of approximately $35.0 associated with certain option grants to our former Chairman, Chief Executive Officer, and President. Prior to his resignation and retirement in December 2004, compensation associated with these option grants was not deductible under Section 162(m) of the Internal Revenue Code. As a result of his resignation and retirement, these limitations are no longer applicable and, therefore, we have reflected a cumulative tax benefit of $35.0 relating to these option grants in the 2004 column in the table above.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Historically, our option grants were generally made during the first week of the year. There were no option grants in 2006 and 2005. In 2004, we granted 0.019 options to members of our Board of Directors that fully vested as of December 31, 2004. We made no other option grants in 2004. Assumptions used in determining the fair value of the 2004 options were based upon relevant data existing at the date of grant and were as follows:

2004
Weighted-average fair value of options:
Granted at market value	$23.39
Weighted-average exercise price of options:
Granted at market value	$53.15
Principal Assumptions:
Expected option life in years	6
Risk free interest rate	3.3%
Expected volatility	39.6%
Expected dividend yield	2.5%

In December 2004, four members of our executive management team elected to voluntarily surrender outstanding stock options to purchase 2.5 shares of common stock granted to them in August 2000, with exercise prices ranging from $105.00 to $150.00. In addition, certain members of our senior leadership team, who left SPX in 2004, forfeited unvested options to purchase 0.7 shares of common stock, with exercise prices ranging from $60.00 to $150.00.

The following table shows stock option activity from December 31, 2003 through December 31, 2006:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2003	19.929	$72.82
Granted	0.019	53.15
Exercised	(1.356)	30.93
Terminated	(4.051)	—
Options outstanding at December 31, 2004	14.541	$66.42
Granted	—	—
Exercised	(1.063)	36.01
Terminated	(0.513)	62.29
Options outstanding at December 31, 2005	12.965	$69.07
Granted	—	—
Exercised	(4.013)	43.89
Terminated	(4.116)	103.12
Options outstanding at December 31, 2006	4.836	$60.97
Exercisable at December 31, 2006	4.836	$60.97
Exercisable at December 31, 2005	12.506	$70.19
Exercisable at December 31, 2004	12.652	$69.14

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

The weighted average remaining term, in years of options outstanding and exercisable at December 31, 2006 was 3.3. Aggregate intrinsic value (market value of stock less option exercise price) represents the total pretax intrinsic value, based on our closing stock price on December 31, 2006, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and the options exercisable at December 31, 2006 was $36.8. The total number of in-the-money options exercisable on December 31, 2006 was approximately 2.319. The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $43.1, $10.6 and $32.5, respectively.

Restricted Stock and Restricted Stock Unit Awards

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2005 through December 31, 2006:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant-Date Fair Value per share
Outstanding at December 31, 2005	1.576	$40.30
Granted	0.755	33.97
Vested	(0.672)	43.64
Forfeited	(0.134)	39.71
Outstanding at December 31, 2006	1.525	36.95

Prior to our adoption of SFAS No. 123(R), we reported unearned compensation associated with restricted stock and restricted stock units as a separate component of stockholders’ equity. Under SFAS No. 123(R), the related amount is no longer presented as a separate component of stockholders’ equity and, therefore, has been reclassified to “Paid-in-Capital” as of January 1, 2006. As of December 31, 2006, there was $25.2 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted average period of 1.4 years, which does not reflect the impact of acceleration in the event the vesting condition is met.

In conjunction with the sale of Vance in January 2006 (see Note 4), we modified the existing outstanding awards issued to 30 Vance employees by removing all restrictions associated with these 0.075 restricted stock units and accelerating the vesting period to the effective date of the modification. This modification resulted in 0.048 shares issued, 0.027 shares withheld related to the SPX minimum required tax withholdings and expense recorded of $1.6, net of tax, as part of the loss on disposition.

In conjunction with the sale of Dock in October 2006 (see Note 4), we modified the existing outstanding awards issued to 29 Dock employees by removing all restrictions associated with these 0.014 restricted stock units and accelerating the vesting period to the effective date of the modification. This modification resulted in 0.010 shares issued, 0.004 shares withheld related to the SPX minimum required tax withholdings and expense recorded of $0.3, net of tax, as part of the loss on disposition.

Treasury Stock

In 2006, we repurchased 8.7 shares of our common stock on the open market, for a total cash consideration of $436.3. The covenants under our senior credit facilities contain certain restrictions on the payment of dividends and the repurchase of our common stock. See Note 12 for discussion of our ability to repurchase shares under our current senior credit facilities.

Preferred Stock

None of our 3.0 shares of authorized, no par value preferred stock was outstanding at December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements
December 31, 2006
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

Change in Incentive Compensation Plan

In July 2005, we implemented a new incentive compensation plan, which has been approved by the Compensation Committee of the Board of Directors and became effective January 1, 2005, for our executive and management teams that replaces the Economic Value Added (“EVA”) plan. Incentive payments under the new plan are based generally on financial metrics such as operating profit margin and operating cash flows. In conjunction with the adoption of this new plan, the historical individual employee balances under the EVA plan were converted to restricted stock and restricted stock units, and in the case of less significant employee balances, cash. The restricted stock, restricted stock units, and cash amounts represent fixed awards that vest ratably over a three-year period, generally beginning in July 2005. The adoption of this plan did not have a significant impact on our results of operations for 2005.

(16)      Quarterly Results (Unaudited)

	First(5)(6)		Second(5)(6)		Third(6)		Fourth(6)
	2006	2005	2006	2005	2006	2005	2006	2005
Operating revenues(1)	$953.5	$864.8	$1,042.6	$947.9	$1,055.6	$961.6	$1,261.6	$1,083.7
Gross profit	252.5	229.4	292.6	258.9	305.9	267.2	349.4	309.8
Income (loss) from continuing operations(2)(3)	23.5	(62.2)	63.6	(5.7)	50.8	53.3	82.6	15.8
Income (loss) from discontinued operations, net of tax(4)	(1.8)	745.6	46.7	327.5	(98.9)	(15.9)	4.2	31.6
Net income (loss)	$21.7	$683.4	$110.3	$321.8	$(48.1)	$37.4	$86.8	$47.4
Basic earnings (loss) per share of common stock:
Continuing operations	$0.39	$(0.83)	$1.08	$(0.08)	$0.89	$0.75	$1.44	$0.24
Discontinued operations, net of tax	(0.03)	10.00	0.80	4.41	(1.74)	(0.22)	0.07	0.49
Net income (loss)	$0.36	$9.17	$1.88	$4.33	$(0.85)	$0.53	$1.51	$0.73
Diluted earnings (loss) per share of common stock:
Continuing operations	$0.38	$(0.83)	$1.06	$(0.08)	$0.87	$0.68	$1.40	$0.24
Discontinued operations, net of tax	(0.03)	10.00	0.77	4.41	(1.69)	(0.19)	0.07	0.48
Net income (loss)	$0.35	$9.17	$1.83	$4.33	$(0.82)	$0.49	$1.47	$0.72

Note:          The sum of the quarters’ earnings per share may not equal the full year per share amounts.

(1)                              During the fourth quarter of 2005, revenues for our Test and Measurement segment were reduced by $19.9 for program incentives and rebates earned by certain customers throughout 2005. Prior to the fourth quarter of 2005, these incentives and rebates were classified as cost of products sold and selling, general, and administrative expenses. Had these amounts been classified as a reduction to revenues prior to the fourth quarter of 2005 (versus cost of products sold and selling, general, and administrative expenses), revenues for the first, second, and third quarters of 2005 would have been reduced by $4.5, $4.8, and $4.7, respectively, while revenues for the fourth quarter of 2005 would have increased by $14.0.

(2)                              For 2006, includes charges (credits) of $0.4, $1.3, $2.9 and $(0.2) associated with restructuring initiatives in the first, second, third and fourth quarters, respectively. For 2005, includes charges (credits) of $4.8, $5.3, $(5.4) and $4.4 associated with restructuring initiatives in the first, second, third and fourth quarters, respectively. The fourth quarter also includes an impairment charge of $36.2. See Notes 6 and 8 for additional information. Additionally, includes charges of

Notes to Consolidated Financial Statements
December 31, 2006
(All dollar and share amounts in millions, except per share and per LYON data)

$103.5, $6.9, and $3.2 associated with losses on the early extinguishment of debt in the first, second and fourth quarters, respectively. See Note 12 for additional information.

(3)                              The second quarter of 2006 includes an income tax benefit of $34.7 principally associated with the settlement of certain matters relating to our 1998 to 2002 Federal income tax returns. See Note 11 for additional information.

(4)                              The third quarter of 2006 includes a charge of $102.7 that was recorded in connection with the planned disposition of the automotive components business within our Industrial Products and Services segment. See Note 4 for additional information.

                                        The fourth quarter of 2006 includes an income tax benefit of $10.9 primarily related to a reduction in income tax liabilities associated with a disposition in 2003.

(5)                              Amounts presented differ from amounts previously reported in our quarterly reports on Form 10-Q due to the classification of certain of our businesses as discontinued operations in accordance with SFAS No. 144.

(6)                              We label our quarterly information using a calendar convention. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2006 and one additional day in the fourth quarter of 2006 when compared to the respective 2005 periods.

EGS ELECTRICAL GROUP, LLC
AND SUBSIDIARIES

Consolidated Financial Statements

September 30, 2006, 2005 and 2004

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Members
EGS Electrical Group, LLC:

We have audited the accompanying consolidated balance sheets of EGS Electrical Group, LLC  and subsidiaries (the Company) as of September 30, 2006 and 2005, and the related consolidated statements of income, members’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EGS Electrical Group, LLC and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
January 10, 2007

EGS ELECTRICAL GROUP, LLC
AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2006 and 2005
(Dollars in thousands)

	2006	2005
ASSETS
Current assets:
Cash	$4,601	$626
Accounts receivable, less allowances of $7,500 and $7,600, respectively	69,738	65,820
Due from members	220	13,643
Inventories :
Finished goods	35,504	29,816
Work in progress	17,058	14,300
Raw materials	15,457	15,693
Total inventories	68,019	59,809
Prepaid expenses	1,826	1,917
Deferred income taxes	6,846	7,800
Other current assets	5,690	139
Total current assets	156,940	149,754
Property, plant, and equipment :
Land	2,000	1,980
Buildings and improvements	25,552	24,936
Machinery and equipment	141,867	136,169
Construction in progress	2,962	2,704
Total property, plant, and equipment	172,381	165,789
Less accumulated depreciation	128,976	121,718
Property, plant, and equipment, net	43,405	44,071
Goodwill	241,717	240,150
Other assets	995	909
TOTAL ASSETS	$443,057	434,884
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Trade accounts payable	32,277	33,220
Income taxes payable	3,178	2,728
Due to members	1,696	607
Accrued employee compensation	4,889	4,609
Accrued sales rebates	6,761	5,054
Accrued litigation costs	96	24,329
Accrued expenses	14,635	13,915
Total current liabilities	63,532	84,462
Other liabilities	13,328	15,878
Total liabilities	76,860	100,340
Members’ equity:
Member’s capital	330,531	328,809
Retained earnings	22,620	—
Accumulated other comprehensive income	13,046	5,735
Total members’ equity	366,197	334,544
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$443,057	$434,884

See accompanying notes to consolidated financial statements

EGS ELECTRICAL GROUP, LLC
AND SUBSIDIARIES
Consolidated Statements of Income
Years ended September 30, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Net sales	$483,471	$429,713	$383,382
Cost and expenses:
Cost of goods sold	268,870	244,376	219,186
Selling, general, and administrative expenses	110,353	99,629	92,866
Related party management fees	3,239	2,879	2,569
Other deductions, net	4,166	23,542	15,619
Interest expense (income), net	669	(176)	(55)
Total costs and expenses	387,297	370,250	330,185
Income before income tax expense	96,174	59,463	53,197
Income tax expense	7,554	1,066	2,205
Net income	$88,620	$58,397	$50,992

See accompanying notes to consolidated financial statements.

EGS ELECTRICAL GROUP, LLC
AND SUBSIDIARIES
Consolidated Statements of Members’ Equity and Comprehensive Income
Years ended September 30, 2006, 2005  and 2004
(Dollars in thousands)

			Accumulated
			other
	Members’	Retained	comprehensive
	capital	earnings	income (loss)	Total
Balance at September 30, 2003	$348,420	$—	$545	$348,965
Comprehensive income:
Net income	—	50,992	—	50,992
Cumulative translation adjustment	—	—	5,111	5,111
Minimum pension liability adjustment	—	—	514	514
Total comprehensive income — 2004	—	—	—	56,617
Distribution to members	(16,008)	(50,992)	—	(67,000)
Balance at September 30, 2004	332,412	—	6,170	338,582
Comprehensive income:
Net income	—	58,397	—	58,397
Cumulative translation adjustment	—	—	2,374	2,374
Minimum pension liability adjustment	—	—	(2,809)	(2,809)
Total comprehensive income — 2005	—	—	—	57,962
Distribution to members	(3,603)	(58,397)	—	(62,000)
Balance at September 30, 2005	328,809	—	5,735	334,544
Comprehensive income:
Net income	—	88,620	—	88,620
Cumulative translation adjustment	—	—	3,977	3,977
Minimum pension liability adjustment	—	—	3,334	3,334
Total comprehensive income — 2006	—	—	—	95,931
Member’s contribution, stock-based compensation	1,722	—	—	1,722
Distribution to members	—	(66,000)	—	(66,000)
Balance at September 30, 2006	$330,531	$22,620	$13,046	$366,197

See accompanying notes to consolidated financial statements.

EGS ELECTRICAL GROUP, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended September 30, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$88,620	$58,397	$50,992
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (Gain) on sales of property, plant and equipment	—	127	(11)
Depreciation and amortization	8,536	8,760	9,683
Deferred taxes	954	(7,800)	—
Stock-based compensation expense	1,722	—	—
Changes in assets and liabilities:
Decrease (Increase) in receivables, net of allowances	11,285	(13,936)	(4,753)
Decrease (Increase) in inventories	(7,765)	492	(303)
Increase in other current assets	(5,423)	592	(175)
Decrease (Increase) in other assets	(186)	(323)	351
Increase (Decrease) in payables	208	9,604	(2,263)
(Decrease) Increase in accrued expenses	(21,719)	17,262	9,490
Increase (Decrease) in other liabilities	594	(961)	(687)
Net cash provided by operating activities	76,826	72,214	62,324
Cash flows from investing activities:
Capital expenditures	(7,479)	(4,979)	(6,290)
Proceeds from disposition of property, plant and equipment	—	483	72
Net cash used in investing activities	(7,479)	(4,496)	(6,218)
Cash flows from financing activities:
Changes in cash overdraft	—	(5,310)	5,310
Distribution to members	(66,000)	(62,000)	(67,000)
Net cash used in financing activities	(66,000)	(67,310)	(61,690)
Net increase (decrease) in cash and cash equivalents	3,347	408	(5,584)
Effect of exchange rate changes on cash and cash equivalents	628	218	1,827
Cash and cash equivalents at beginning of year	626	—	3,757
Cash and cash equivalents at end of year	$4,601	$626	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004
(Dollars in thousands)

(1)   Summary of Significant Accounting Policies

(a) Description of Business

EGS Electrical Group, LLC (EGS) was created on September 15, 1997 by combining the electrical groups of Emerson Electric Co. (Emerson) and General Signal, Inc. (General Signal). Emerson originally held 52.2% of members’ units and General Signal held 47.5%. General Signal subsequently merged with SPX Corporation (SPX), with SPX becoming the minority member. Currently, Emerson owns 55.5% of members’ units and SPX owns the remaining 44.5%.

EGS and subsidiaries (the Company) operate offices, plants, and warehouses in eleven states and four foreign countries and are engaged in the manufacture of electrical fittings, enclosures, controls, and industrial lighting; transformers, power conditioning, power protection, and power supplies; resistance wire electrical heating cable and pipe tracing cable; and a variety of electrical heating products. Approximately 17%, 16% and 18% of the Company’s assets were located outside the United States, primarily in Canada and France, as of September 30, 2006, 2005 and 2004, respectively.

(b)   Principles of Consolidation

The consolidated financial statements include the accounts of EGS and its controlled affiliates. All significant intercompany transactions, profits, and balances are eliminated in consolidation.

The functional currency of the Company’s non-U.S. subsidiaries located in France and Canada is the local currency. The functional currency of the Company’s subsidiary located in Mexico is the U.S. dollar. Adjustments resulting from the translation of financial statements are reflected as a separate component of accumulated other comprehensive income (loss).

(c)    Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

(d        )           Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Allowances provided against accounts receivable are for doubtful accounts and adjustments to reduce amounts recorded to net realizable value as a result of estimated sales returns and pricing adjustments. The allowance for doubtful accounts receivable is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable as of the balance sheet date. The Company determines the allowance based on historical write-off experience and specific analysis of certain individual balances. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

(e)   Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the “first-in, first-out” method for all inventories.

(f)                   Property, Plant, and Equipment

The Company records investments in land, buildings, and improvements, and machinery and equipment at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Useful lives are 3-12 years for machinery and equipment, and 30-40 years for buildings and improvements.

(g)   Goodwill

The Company conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its test as of September 30 of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made. No impairment of goodwill was identified through the performance of the annual impairment tests during the years ended September 30, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004
(Dollars in thousands)

(h)   Impairment of Long-lived Assets

The Company reviews whether events or circumstances subsequent to the acquisition of any long-lived assets have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the carrying value of those assets may not be recoverable. No such events or circumstances were identified during the years ended September 30, 2006, 2005 and 2004. If events or circumstances indicate that the long-lived assets should be reviewed for possible impairment, the Company uses projections to assess whether future cash flows on a nondiscounted basis related to the tested assets is likely to exceed the recorded carrying amount of those assets, to determine if a write down is appropriate. Should an impairment be identified, a loss would be recorded to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstance, which could include the use of similar projections on a discounted basis.

(i)                    Income Taxes

The Company does not pay United States Federal income taxes, except for its wholly-owned domestic C-Corporation subsidiary. Federal taxes are generally paid by the members of EGS. The Company does pay some state income taxes in those states that do not follow the Federal treatment of a Limited Liability Corporation (LLC) and foreign taxes are paid on income attributable to the foreign entities. Income taxes paid during the years ended September 30, 2006, 2005 and 2004 were $6,604, $6,917 and $3,829, respectively.

(j)                    Financial Instruments

For derivative instruments designated as a cash flow hedge, the gain or loss on the derivative is deferred as a separate component of accumulated other comprehensive income (loss) until recognized in earnings with the underlying hedged item. For derivative instruments designated as a fair value hedge, the gain or loss on the derivative and the offsetting gain or loss on the hedged item are recognized immediately in earnings. For derivative instruments that do not qualify for hedge accounting, the fair value of the derivative instrument is recorded as an asset or liability on the consolidated balance sheets, with changes in fair value recorded in the consolidated statements of income.

(k)    Warranty

The Company’s product warranties are competitive for the markets in which it operates. Warranty generally extends for a period of one year from the date of sale. Provisions for warranty are primarily determined based on historical warranty costs as a percentage of sales adjusted for specific problems that may arise. Product warranty expense is less than 1% of sales.

(l)                   Stock-based Compensation

Stock-based compensation awards and options to purchase common stock of Emerson are issued to certain employees of the Company. Effective October 1, 2002 Emerson adopted the fair value method provisions of SFAS No. 123, Accounting for Stock-based Compensation. Under the Standard’s prospective method of adoption, options granted, modified or settled after September 30, 2002 are expensed based on their fair value at the date of grant over the vesting period. Previously, Emerson accounted for options granted pursuant to Accounting Principles Board Opinion No. 25, and no expense was recognized. Effective July 1, 2005, Emerson adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), under the standard’s modified prospective method. Compensation costs relating to the grant of these awards are recorded in the Company’s consolidated statements of income with a corresponding credit to equity, representing Emerson’s capital contribution. Stock-based compensation had an immaterial impact on the Company’s financial statements for the years ended September 30, 2006, 2005 and 2004.

(m)                                                 Revenue Recognition

The Company recognizes all of its revenues through the sale of manufactured products and records sales as products are shipped, title and risk of loss passes to the customer, and collection is reasonably assured.

The Company records amounts billed to a customer for shipping and handling fees in a sales transaction as revenue. Shipping and handling fees of $3,724, $3,494 and $3,644 for the years ended September 30, 2006, 2005 and 2004, respectively, are included in selling, general, and administrative expenses.

Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004
(Dollars in thousands)

(n)   Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(o)   Research and Development

Research and Development costs are charged to expense as incurred. These costs were $1,094, $1,079 and $1,066 for the years ended September 30, 2006, 2005 and 2004, respectively.

(p)   Other deductions, net

Other deductions, net are summarized as follows:

	2006	2005	2004
Litigation costs	1,419	20,326	14,034
Rationalization of operations	2,560	2,735	1,243
Other	187	481	342
Total	4,166	23,542	15,619

(2)   Related-party Transactions

The Company has entered into a service agreement with Emerson for corporate management services. For the years ended September 30, 2006, 2005 and 2004, the management fee for such services was a fixed percentage of net sales and was $3,239, $2,879 and $2,569, respectively. In addition, the Company participates in Emerson-sponsored programs for services such as insurance, freight, benefits administration, legal, workers compensation, tax consultation, and other administrative support. The amount paid for these services for the years ended September 30, 2006, 2005 and 2004, was approximately $27,190, $30,369 and $27,049, respectively. Also, at September 30, 2006 and 2005, the Company had payables to Emerson totaling $585 and $607, respectively, and at September 30, 2006 and 2005 held (borrowed) ($1,111) and $13,486 pooled cash at Emerson earning interest of 5.34 % and 3.4% annually. Net interest received (paid) from members for the fiscal years ended September 30, 2006, 2005 and 2004, was ($640), $156 and $51, respectively.

The Company had a lease agreement with SPX Corporation to use a general manufacturing, warehousing, and administration facility in Connecticut with annual rent payments of $228. The lease was terminated in December 2006.

(3)   Financial Instruments

The Company selectively uses derivative financial instruments to manage commodity prices and currency exchange risk. The Company does not hold derivatives for trading purposes. No credit loss is anticipated as the counter parties to these agreements are major financial institutions with high credit ratings.

As part of its hedging strategy, the Company utilizes forward exchange contracts to minimize the impact of currency and commodity price fluctuations on transactions, cash flows, and firm commitments. The Company had notional amounts of approximately $18,258 and $7,239 of currency contracts and $13,559 and $6,674 of commodity contracts outstanding as of September 30, 2006 and 2005, respectively. These contracts for the sale or purchase of Canadian and other currencies and the purchase of copper and other commodities generally mature within 12 to 18 months.

Fair values of the Company’s financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. The fair values of the Company’s commodity derivatives are marked to market through the consolidated statements of income. At September 30, 2006, the fair value of the Company’s commodity derivatives of $4,972 was recorded as a reduction of cost of goods sold in 2006. The fair value of commodity derivatives at September 30, 2005 approximated their carrying value. The estimated fair values of the Company’s other classes of financial instruments, including foreign currency derivatives, approximated the related carrying values as of September 30, 2006 and 2005.

Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004
(Dollars in thousands)

(4)   Retirement Plans

The Company has pension plans and other postretirement benefit plans covering substantially all of its employees. The Company’s pension and retiree health care and life insurance benefit plans are described below.

Pension and other postretirement benefit costs included the following components for 2006, 2005 and 2004:

	Pension benefits			Other postretirement benefits
	2006	2005	2004	2006	2005	2004
Service cost	$2,057	$1,714	$1,701	$106	$119	$129
Interest cost	1,631	1,486	1,256	405	432	498
Expected return on plan assets	(1,254)	(1,033)	(890)	—	—	—
Amortization of prior service costs	25	53	53	18	—	—
Amortization of net loss	813	265	241	173	249	155
Net periodic pension and other postretirement benefit costs	$3,272	$2,485	$2,361	$702	$800	$782

A reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended September 30, 2006 and 2005, and a statement of the funded status as of September 30, 2006 and 2005 for the Company’s domestic benefit plans follows:

	Pension benefits		Other postretirement benefits
	2006	2005	2006	2005
Reconciliation of benefit obligation:
Benefit obligation at October 1	$29,245	$22,323	$7,670	$8,593
Service cost	2,057	1,714	106	119
Interest cost	1,631	1,486	405	432
Participants’ contributions	—	—	—	—
Plan amendments	122	—	189	—
Actuarial loss	(7,053)	4,401	602	100
Benefit payments	(808)	(679)	(714)	(1,574)
Projected benefit obligation at September 30	$25,194	$29,245	$8,258	$7,670
Reconciliation of fair value of plan assets:
Fair value of plan assets at October 1	$14,984	$11,923	$—	$—
Actual return on plan assets	671	824	—	—
Employer contributions	3,134	2,916	714	1,574
Benefit payments	(808)	(679)	(714)	(1,574)
Fair value of plan assets at September 30	$17,981	$14,984	$—	$—
Funded status:
Funded status at September 30	$(7,213)	$(14,261)	$(8,258)	$(7,670)
Unrecognized prior service	288	191	189	—
Unrecognized actuarial loss	2,639	9,922	2,321	1,910
Accrued benefit cost	$(4,286)	$(4,148)	$(5,748)	$(5,760)

Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004
(Dollars in thousands)

The measurement date for the Company’s pension plans and other postretirement plans is June 30, 2006 and September 30, 2006, respectively.

The amounts recognized in the Company’s consolidated balance sheets as of September 30 were as follows:

	Pension benefits		Other postretirement benefits
	2006	2005	2006	2005
Accrued benefit	$(5,773)	$(8,951)	$(5,748)	$(5,760)
Prepaid benefit cost	19	126	—	—
Intangible asset	125	191	—	—
Accumulated other comprehensive income	1,343	4,486	—	—
Net amount recognized	$(4,286)	$(4,148)	$(5,748)	$(5,760)
Accumulated benefit obligation	$22,316	$23,809	N/A	N/A

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Accumulated gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized over the remaining service period of active plan participants.

	Pension benefits
	2006	2005	2004
Weighted average assumptions used to determine net pension expense:
Discount rate	5.25%	6.25%	6.00%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	3.00%	3.25%	3.25%
Weighted average assumptions used used to determine benefit obligations:
Discount rate	6.50%	5.25%	6.25%
Rate of compensation increase	3.25%	3.00%	3.25%

Effective for 2007 the discount rate for the retirement plans was adjusted to 6.5% based on the changes in market interest rates. Effective September 30, 2007, the Company will be required to adopt the recognition and disclosure provisions of FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (Statement 158). Statement 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income to the extent those changes are not included in the net periodic cost. The Company is analyzing the impact of adopting Statement 158 and estimates that if its provisions were applied as of September 30, 2006, a charge to equity of approximately $5,000 would have been reported.

The primary objectives for the investment of pension plan assets are to secure participant retirement benefits, while earning a reasonable rate of return. Plan assets are invested consistent with the provisions of prudence and diversification rules of Employee Retirement Income Security Act and with a long-term investment horizon. The expected return on plan assets assumption is determined by reviewing the investment return of the plans for the past ten years and the historical return (since 1926) of an asset mix approximating the plan’s current asset allocation and evaluating these returns in relation to expectations of various investment organizations to determine whether long-term future returns are expected to differ significantly from the past. The Company’s pension plan asset allocations are as follows:

	Pension benefits
	2006	2005	2004	Target
Asset category
Equity securities	60%	62%	60%	55-60%
Debt securities	38%	37%	39%	40-45%
Other	2%	1%	1	0-5%
	100%	100%	100%	100%

Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004
(Dollars in thousands)

The Company estimates that future benefit payments for the pension plans will be as follows: $509 in 2007, $535 in 2008, $562, in 2009, $590 in 2010, $ 619 in 2011 and $3,592 in total over the five years 2012 through 2016. In 2007, the Company expects to contribute $4,182 to the pension plans.

The Company’s postretirement benefit obligations were determined using discount rates of 5.75%, 5.25% and 5.75% for 2006, 2005 and 2004, respectively. The health care cost trend rate for 2007 was 10.0%, declining to 5% in the year 2016. The health care cost trend rate for 2006 and 2005 for benefits was assumed to be 9.5% gradually declining to 5% in 2014 and to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in the assumed health care trend rate would increase the service and interest cost components by $4 and increase the net post retirement health care benefit obligation by $50 at September 30, 2006. A 1% decrease in the assumed health care trend rate would decrease the service and interest cost components by $4 and decrease the net postretirement health care benefit obligation by $50 at September 30, 2006. The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future. The Company estimates that future benefit payments for postretirement benefits will be as follows:  $869 in 2007, $847 in 2008, $773 in 2009, $764 in 2010, $815 in 2011 and $3,523 in total over the five years 2012 through 2016.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Company has made a determination that the benefits provided under its postretirement plan are at least actuarially equivalent to the Medicare benefit. The provisions of the Act did not have a material impact on the Company’s benefit obligation or net periodic postretirement benefit cost.

In addition, the Company sponsors defined contribution (401K) plans to which it contributed $683, $692 and $593 in 2006, 2005 and 2004, respectively

(5)   Income Taxes

For the years ended September 30, 2006, 2005 and 2004, income before income tax expense consists of the following:

	2006	2005	2004
U.S.	$79,514	46,225	41,447
Foreign	16,660	13,238	11,750
	$96,174	59,463	53,197

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2006	2005	2004
Statutory federal income tax rate	35%	35%	35%
Increases (decrease) in tax rate resulting from:
LLC Election	-35%	-35%	-35%
State income taxes	1.3%	1.0%	1.0%
Foreign taxes	6.1%	7.9%	7.0%
Domestic Corporation subsidiary	0.5%	-7.1%	-3.9%
Effective tax rate	7.9%	1.8%	4.1%

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax assets of $6,846 and $7,800 recorded as of September 30, 2006 and 2005 primarily related to the settlement of litigation as discussed in Note 6.

Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004
(Dollars in thousands)

In assessing the relizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets. Accordingly, no deferred tax asset valuation allowance was recorded as of September 30, 2006 or 2005.

The members of the LLC generally pay the Federal income taxes of the LLC. The book basis of the assets at September 30, 2006 and 2005 are approximately $5,177 and $4,076, respectively, greater than the tax basis for the same assets.

(6)   Leases

The Company has various lease agreements for offices, distribution, and manufacturing centers. These obligations have various terms extending through 2020. Rent expense was $8,347, $7,743 and $7,607 for 2006, 2005 and 2004, respectively.

Future minimum lease payments as of September 30, 2006, under agreements classified as operating leases with noncancelable terms in excess of one year for the years 2007 through 2011 are: $5,496, $5,807, $3,787, $2,518, and $1,079, respectively. Lease obligations thereafter are $3,129.

(7)   Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business for which there is a range of possible outcomes. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated.

One of the Company’s subsidiaries was involved in litigation asserting the defective operation of one of its heating cable products. These lawsuits were settled in June 2005 and November 2005 and approved by the courts shortly thereafter. The estimated costs of the settlement agreements were recorded in other deductions, net in the consolidated statements of income. The costs of the settlement agreements are based upon estimates of the actual costs to be incurred, among other factors. Actual results could differ from those estimates, changes in which are recorded in the consolidated statements of income in the period in which such charges occur.

The Company believes at September 30, 2006 that there were no known contingent liabilities that will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2006 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2006, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SPX Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SPX CORPORATION AND SUBSIDIARIES (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the adoption of new accounting standards.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

March 1, 2007

ITEM 9B. Other Information

Not applicable.

P A R T  I I I

ITEM 10. Directors, Executive Officers and Corporate Governance

(a)            Directors of the company.

This information is included in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.

(b)           Executive Officers of the company.

Christopher J. Kearney, 51, was named President, Chief Executive Officer and a director in December 2004. He joined SPX in February 1997 as Vice President, Secretary and General Counsel and an officer of the company. He had previously served as Senior Vice President and General Counsel of Grimes Aerospace Company.

Patrick J. O’Leary, 49, was named Executive Vice President, Treasurer and Chief Financial Officer in December 2004. He joined SPX in September 1996 as Vice President, Finance, Treasurer and Chief Financial Officer and an officer of the company. He had previously served as Chief Financial Officer and a director of Carlisle Plastics, Inc. Mr. O’Leary is a director of Pulte Homes, Inc.

Robert B. Foreman, 49, was named Executive Vice President, Human Resources and Asia in December 2005. He joined SPX Corporation in April 1999 as Vice President, Human Resources and an officer of the company. Previously he spent 14 years with PepsiCo, most recently serving as Vice President Human Resources for Frito-Lay International.

Don L. Canterna, 56, was named Segment President, Flow Technology and an officer in August 2005. He joined SPX in 2001 when SPX acquired United Dominion Industries, where he had been General Manager of Waukesha Cherry-Burrell since 1997. He was promoted to President of Waukesha Cherry-Burrell in 2001 and was named President of SPX Process Equipment in 2003 when Waukesha Cherry-Burrell, Lightnin and Bran+Luebbe were consolidated.

David A. Kowalski, 48, was named Segment President, Test and Measurement and an officer in August 2005. He joined SPX in 1999 as the Vice President and General Manager of Tools and Equipment at Service Solutions and was named President of Service Solutions in 2004. Before joining SPX he held positions with American National Can Company, J.I. Case, Picker International and Warner Swasey.

Kevin L. Lilly, 54, was named Vice President, Secretary and General Counsel in December 2005 and Senior Vice President in December 2006. Mr. Lilly joined SPX in 2003 as General Counsel for the company’s publicly traded subsidiary, Inrange Technologies Corporation. After the sale of Inrange, he was Group General Counsel for the technical and industrial systems businesses and Associate General Counsel for SPX business operations. Previously, Mr. Lilly served as partner at Archer & Greiner, partner at Jamieson, Moore, Peskin & Spicer, and Staff Attorney for the United States Court of Appeals for the Seventh Circuit in Chicago.

Sharon Jenkins, 48, joined SPX as Vice President, Chief Marketing Officer and an officer of the company in October 2006. Ms. Jenkins joined SPX from SCANA Corporation where she was Senior Vice President, Marketing, Communications and Strategy. She joined SCANA in 2003 after serving as Vice President and Director of Marketing for Motorola Semiconductor Products Sector. Previously, Ms. Jenkins held senior marketing positions with a number of telecommunications providers, including PrimeCo Personal Communications, AT&T Wireless Services and McCaw Communications.

Jim Peters, 51, was named Vice President, Operations in November 2006 and an officer of the company in December 2006. He is responsible for driving the company’s operational excellence initiatives, including lean manufacturing and supply chain management. He continues to serve as President of SPX Product Solutions Group. He joined SPX Contech in 1983 and prior to becoming president held a variety of positions in operations, sales and business development.

(c)            Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.

(d)           Section 16(a) Beneficial Ownership Reporting Compliance.

This information is included in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

(e)            Code of Ethics.

This information is included in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 11. Executive Compensation

This information is included in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

This information is included in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. Certain Relationships And Related Transactions, and Director Independence

This information is included in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees And Services

This information is included in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

P A R T  I V

ITEM 15. Exhibits And Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

1.    All financial statements. See Index to Consolidated Financial Statements on page 41 of this Form 10-K.

2.    Financial Statement Schedules. None required. See page 41 of this Form 10-K.

3.    Exhibits. See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February, 2007.

SPX CORPORATION
(Registrant)
By	/s/ PATRICK J. O’LEARY
Patrick J. O’Leary
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of February, 2007.

/s/ CHARLES E. JOHNSON II	/s/ CHRISTOPHER J. KEARNEY
Charles E. Johnson II	Christopher J. Kearney
Chairman of the Board	President and Chief Executive Officer
/s/ PATRICK J. O’LEARY	/s/ KERMIT CAMPBELL
Patrick J. O’Leary	Kermit Campbell
Executive Vice President, Treasurer and	Director
Chief Financial Officer
/s/ SARAH R. COFFIN	/s/ DAVID P. WILLIAMS
Sarah R. Coffin	David P. Williams
Director	Director
/s/ EMERSON U. FULLWOOD	/s/ MICHAEL J. MANCUSO
Emerson U. Fullwood	Michael J. Mancuso
Director	Director
/s/ MICHAEL A. REILLY
Michael A. Reilly	J. Michael Fitzpatrick
Vice President, Corporate Controller and	Director
Chief Accounting Officer

Albert A. Koch
Director

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

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
3.3	—	By-Laws as amended and restated effective April 1, 2003, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (file no. 1-6948).
4.1	—	Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.2	—	Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.3	—	Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.4	—

Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.5	—

First Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).

4.6	—

Second Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of June 16, 2003, incorporated herein by reference from our Current Report on Form 8-K filed on June 18, 2003 (file no. 1-6948).

4.7	—

Third Supplemental Indenture, dated as of March 24, 2005, between SPX Corporation and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as trustee, incorporated herein by reference from our Current Report on Form 8-K/A filed on November 7, 2005 (file no. 1-6948).

4.8	—

Fourth Supplemental Indenture, dated as of March 24, 2005, between SPX Corporation and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as trustee, incorporated herein by reference from our Current Report on Form 8-K/A filed on November 7, 2005 (file no. 1-6948).

4.9	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.
*10.1	—

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

*10.11	—	Form of Loan Note (Primary Residence) for certain executive officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).
10.12	—

Amended and Restated Deferred Compensation Plan of United Dominion Industries, Inc., effective as of May 24, 2001, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

*10.13	—	SPX Corporation 2002 Stock Compensation Plan, as amended and restated, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
*10.14	—

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

*10.16	—	Amendment to the SPX Corporation 1997 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.17	—	SPX Corporation 2005 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.18	—

Employment Agreement between SPX Corporation and Christopher J. Kearney executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).

*10.19	—

Employment Agreement between SPX Corporation and Patrick J. O’Leary executed on February 28, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).

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

*10.22	—	SPX Corporation Retirement Health Plan for Top Management, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).
*10.23	—

Executive Change of Control Agreement between SPX Corporation and Christopher J. Kearney dated February 15, 1999, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).

*10.24	—

Executive Change of Control Agreement between SPX Corporation and Patrick J. O’Leary dated February 15, 1999, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).

*10.25	—

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

*10.28	—	SPX Corporation Supplemental Retirement Plan for Top Management, as amended, incorporated herein by reference from our Current Report on Form 8-K filed on May 11, 2005 (file no. 6948).
*10.29	—	SPX Corporation 2005 Executive Bonus Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005 (file no. 1-6948).
*10.30	—	Amendment to the SPX Corporation 1997 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005 (file no. 1-6948).
*10.31	—	Amendment to the SPX Corporation 2005 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005 (file no. 1-6948).
*10.32	—	Amendment to the SPX Corporation 2005 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on August 29, 2005 (file no. 1-6948).
*10.33	—	Amendment to the SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2005 (file no. 1-6948).
*10.34	—	SPX Corporation Executive Long-Term Disability Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2005 (file no. 1-6948).
*10.35	—

Credit Agreement among SPX Corporation, The Bank of Nova Scotia, Bank of America, N.A., Wachovia Bank, National Association, The Bank of Nova Scotia, Deutsche Bank AG, JPMorgan Chase Bank, N.A. and the lenders party thereto, dated as of November 18, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).

*10.36	—

Employment Agreement between SPX Corporation and Don L. Canterna dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).

10.37	—

Employment Agreement between SPX Corporation and David A. Kowalski dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).

*10.38	—

Change-of-Control Severance Agreement between SPX Corporation and Don L. Canterna dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).

*10.39	—

Change-of-Control Severance Agreement between SPX Corporation and David A. Kowalski dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).

*10.40	—

Amendments to Employment Agreements Regarding Vacation Accrual Between SPX Corporation and each of Christopher Kearney, Patrick O’Leary, Robert Foreman and Thomas Riordan dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).

*10.41	—

Amendments to Change-of-Control Severance Agreements to Conform Bonus Plan References between SPX Corporation and each of Christopher Kearney, Patrick O’Leary, Robert Foreman and Thomas Riordan dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).

*10.42	—

Employment Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006 (file no. 1-6948).

*10.43	—

Relocation Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006 (file no. 1-6948).

*10.44	—

Change-of-Control Severance Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006 (file no. 1-6948).

*10.45	—

Amendments to Employment Agreements regarding Retiree Medical Benefits between SPX Corporation and each of Christopher Kearney, Patrick O’Leary, Robert Foreman and Thomas Riordan, dated as of February 2, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on February 6, 2006 (file no. 1-6948).

*10.46	—

Amendments to Employment Agreements regarding Retiree Medical Benefits between SPX Corporation and each of Don Canterna and David Kowalski, dated as of February 2, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on February 6, 2006 (file no. 1-6948).

*10.47	—	Amendment to SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).
*10.48	—	SPX 2006 Executive Bonus Plan, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).
*10.49	—

Amendment to Restricted Stock Agreement Regarding Performance Measurement Periods, dated as of February 24, 2006, between the Company and each of Christopher Kearney, Patrick O’Leary, Robert Foreman, Thomas Riordan, Kevin Lilly, Don Canterna and David Kowalski, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).

*10.50	—	Amendment to SPX Corporation 2005 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).
*10.51	—	Amendment to SPX Corporation 2002 Stock Option Plan, incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (file no. 1-6948).
*10.52	—	Form of Restricted Stock Unit Agreements Under the 2002 Stock Compensation Plan.
*10.53	—

Employment Agreement between SPX Corporation and Sharon Jenkins, executed on October 3, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).

*10.54	—

Relocation Agreement between SPX Corporation and Sharon Jenkins, executed on October 3, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).

*10.55	—

Change-of-Control Severance Agreement between SPX Corporation and Sharon Jenkins, executed on October 3, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).

*10.56	—	Employment Agreement between SPX Corporation and James Peters, executed on February 22, 2007.

*10.57	—	Change-of-Control Severance Agreement between SPX Corporation and James Peters, executed on January 22, 2007.
*10.58	—	Amendment to SPX Corporation Supplemental Retirement Plan for Top Management.
*10.59	—

Form SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).

*10.60	—

Separation Agreement between SPX Corporation and Thomas Riordan, executed on November 10, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on November 13, 2006 (file no. 1-6948)

*10.61	—

2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 13, 2006 (file no. 1-6948).

*10.62	—	Executive Annual Incentive Plan, incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 13, 2006 (file no. 1-6948).
*10.63	—

2006 Non-Employee Directors’ Stock Incentive Plan, incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 13, 2006 (file no. 1-6948).

*10.64	—	Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors’ Stock Incentive Plan.
*10.65	—

Amendment to the SPX Corporation 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (file no. 1-6948).

*10.66	—	Amendment to the SPX Corporation 1997 Non-Employee Directors’ Compensation Plan.
11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations on page 43 of this Form 10-K.
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
23.2	—	Consent of Independent Registered Public Accounting Firm — KPMG LLP.
24.1	—	Power of Attorney (included on signature page).
31.1	—	Rule 13a-14(a) Certifications.
32.1	—	Section 1350 Certifications.

*                    Denotes management contract or compensatory plan or arrangement.