Form 10-Q
period 2007-03-31
SPX CORP
filed 2007-05-29
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☒                       Accelerated Filer ☐                      Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Common shares outstanding April 27, 2007   56,922,429

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended March 31,
	2007	2006
Revenues	$1,077.9	$953.5
Costs and expenses:
Cost of products sold	783.1	701.0
Selling, general and administrative	235.4	207.6
Intangible amortization	4.3	3.8
Special charges, net	0.5	0.4
Operating income	54.6	40.7

Other expense, net	(0.9)	(0.7)
Interest expense	(16.8)	(13.8)
Interest income	3.4	3.2
Equity earnings in joint ventures	10.1	9.8
Income from continuing operations before income taxes	50.4	39.2

Income tax provision	(17.3)	(15.7)
Income from continuing operations	33.1	23.5

Income from discontinued operations, net of tax	2.5	3.1
Loss on disposition of discontinued operations, net of tax	(6.4)	(4.9)
Loss from discontinued operations	(3.9)	(1.8)

Net income	$29.2	$21.7

Basic income (loss) per share of common stock
Income from continuing operations	$0.56	$0.39
Loss from discontinued operations	(0.06)	(0.03)

Net income per share	$0.50	$0.36

Weighted average number of common shares outstanding — basic	58.606	59.971

Income from continuing operations for diluted income per share	$33.1	$24.6
Net income for diluted income per share	$29.2	$22.8
Diluted income (loss) per share of common stock
Income from continuing operations	$0.55	$0.38
Loss from discontinued operations	(0.06)	(0.03)

Net income per share	$0.49	$0.35

Weighted average number of common shares outstanding — diluted	60.123	65.363

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and equivalents	$286.5	$477.2
Accounts receivable, net	1,086.9	1,127.0
Inventories, net	576.4	514.3
Other current assets	82.4	89.4
Deferred income taxes	53.4	60.5
Assets of discontinued operations	191.3	190.1
Total current assets	2,276.9	2,458.5
Property, plant and equipment:
Land	35.5	30.3
Buildings and leasehold improvements	204.4	199.9
Machinery and equipment	549.8	536.0
	789.7	766.2
Accumulated depreciation	(403.2)	(391.6)
Net property, plant and equipment	386.5	374.6
Goodwill	1,762.7	1,762.2
Intangibles, net	485.8	488.0
Other assets	337.0	353.8

TOTAL ASSETS	$5,248.9	$5,437.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$527.3	$521.1
Accrued expenses	811.3	849.1
Income taxes payable	17.0	81.0
Short-term debt	125.3	168.7
Current maturities of long-term debt	48.1	42.3
Liabilities of discontinued operations	61.6	50.5
Total current liabilities	1,590.6	1,712.7

Long-term debt	741.5	753.6
Deferred and other income taxes	156.8	207.2
Other long-term liabilities	649.0	650.7
Total long-term liabilities	1,547.3	1,611.5

Minority interest	6.8	3.5

Shareholders’ equity:
Common stock	947.7	937.4
Paid-in capital	1,176.1	1,134.5
Retained earnings	1,818.9	1,754.2
Accumulated other comprehensive loss	(72.6)	(86.6)
Common stock in treasury	(1,765.9)	(1,630.1)
Total shareholders’ equity	2,104.2	2,109.4

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,248.9	$5,437.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended March 31,
	2007	2006
Cash flows from (used in) operating activities:
Net income	$29.2	$21.7
Less: Loss from discontinued operations, net of tax	(3.9)	(1.8)
Income from continuing operations	33.1	23.5
Adjustments to reconcile income from continuing operations to net cash used in operating activities
Special charges, net	0.5	0.4
Deferred and other income taxes	(19.5)	8.4
Depreciation and amortization	19.1	19.0
Accretion of LYONs	—	1.7
Pension and other employee benefits	16.7	16.9
Stock-based compensation	14.1	9.4
Other, net	10.6	3.0
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	61.4	(27.3)
Inventories	(60.2)	(32.7)
Accounts payable, accrued expenses, and other	(89.6)	(49.1)
Accreted interest paid on LYONs repurchase (accreted since issuance date)	—	(84.3)
Cash spending on restructuring actions	(1.3)	(3.1)
Net cash used in continuing operations	(15.1)	(114.2)
Net cash used in discontinued operations	(5.6)	(19.6)
Net cash used in operating activities	(20.7)	(133.8)
Cash flows from (used in) investing activities:
Proceeds from sales of discontinued operations, net of cash sold	—	73.5
Proceeds from other asset sales	1.1	2.3
Increase in restricted cash	—	(89.8)
Business acquisitions and investments, net of cash acquired	(1.7)	(13.1)
Capital expenditures	(12.1)	(10.2)
Net cash used in continuing operations	(12.7)	(37.3)
Net cash used in discontinued operations	(1.4)	(7.0)
Net cash used in investing activities	(14.1)	(44.3)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	—	750.0
Repayments under senior credit facilities	(45.1)	—
Repurchase of LYONs principal	—	(575.9)
Borrowings under trade receivable agreement	60.0	—
Repayments under trade receivable agreement	(45.0)	—
Net repayments under other financing arrangements	(24.5)	(13.9)
Purchases of common stock	(140.6)	(248.5)
Proceeds from the exercise of employee stock options and other	49.4	66.5
Financing fees paid	—	(0.4)
Dividends paid	(14.8)	(16.3)
Net cash used in continuing operations	(160.6)	(38.5)
Net cash used in discontinued operations	(0.3)	(0.2)
Net cash used in financing activities	(160.9)	(38.7)
Change in cash and equivalents due to changes in foreign currency exchange rates	5.0	0.7
Net decrease in cash and equivalents	(190.7)	(216.1)
Consolidated cash and equivalents, beginning of period (includes cash from discontinued operations of $0 and $3.9, respectively)	477.2	580.2
Consolidated cash and equivalents, end of period	$286.5	$364.1

Cash and equivalents of continuing operations	$286.5	$364.1
Cash and equivalents of discontinued operations	$—	$—

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data)

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

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. Our only significant investment that we account for under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture. EGS’s revenues and our equity earnings from our investment in EGS totaled $126.8 and $122.2 and $10.0 and $9.9 for the three months ended March 31, 2007 and 2006, respectively.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2006 Annual Report on Form 10-K. Interim results are not necessarily indicative of expected results for a full year. We have reclassified certain prior year amounts to conform to current year presentation, including the results of discontinued operations. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 to our condensed consolidated financial statements for information on discontinued operations).  In addition to discontinued operations, a classification adjustment has been made for equity earnings in joint ventures.  Equity earnings in joint ventures are now being presented as a component of “Income from continuing operations before income taxes,” instead of being reported on a line item after income tax provision, in order to reflect the pre-tax nature of the related amounts.  We also made a classification adjustment to our condensed consolidated statement of cash flows for the three month period ended March 31, 2006 related to our election to adopt the alternative transition method provided in the Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP No. 123(R)-3”).  As a result of such adoption, we reclassified $5.8 from operating cash flows to financing cash flows for the three month period ended March 31, 2006.

We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first, second and third quarters of 2007 are March 31, June 30 and September 29, compared to April 1, July 1 and September 30 for 2006, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2007 and will have one additional day in the fourth quarter of 2007 when compared to the respective 2006 periods.

(2)                                 NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No.’s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We adopted SFAS No. 155, effective January 1, 2007, and it did not have an impact on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 seeks to reduce the diversity in practice associated with accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 effective January 1, 2007 which resulted in a reduction of our income tax liability for unrecognized tax benefits of $50.4, with a corresponding increase to retained earnings.  See Note 14 for additional discussion regarding the impact of our adoption of FIN 48.

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

(3)                                 ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

There were no material acquisitions during the first three months of 2007 or 2006.

Discontinued Operations

We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. The following businesses, which have been sold as of  March 31, 2007, met these requirements and therefore have been reported as discontinued operations for the periods presented:

Business	Discontinued During the Quarter Ended	Closing of Sale During the Quarter Ended
Dock Products (“Dock”)	June 30, 2006	December 31, 2006
Dielectric Tower (“Tower”)	December 31, 2005	March 31, 2006
Security and protection business (“Vance”)	September 30, 2005	March 31, 2006

Dock — Sold for $43.5 in cash during the fourth quarter of 2006 resulting in a net gain of $29.0, which was recorded in the second and fourth quarters of 2006.

Tower — Sold for $6.9 in cash, with $2.5 received in the first quarter of 2006 and the remainder in the fourth quarter of 2006. In 2005, we recorded a charge, net of taxes, of $11.3 in order to reduce the net assets to be sold to their estimated net realizable value.  During the first quarter of 2006, we increased the net loss by $2.2 based on the proceeds received from the sale.

Vance — Sold for $70.6 in cash. In 2005, we recorded a net charge of $26.8 in order to reduce the net assets to be sold to their estimated net realizable value.  During the first quarter of 2006, we increased the net loss by $2.9, primarily for expenses that were contingent upon the consummation of the sale.

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

In addition to the Dock, Tower and Vance businesses discussed above, we recognized net gains of $0.2 for both the three months ended March 31, 2007 and 2006, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2004 through 2006.

During the third quarter of 2006, we committed to a plan to divest Contech, an automotive components business within our Industrial Products and Services segment. As a result of this planned divestiture, we recorded a charge of $102.7 during the third quarter of 2006 to “loss on disposition of discontinued operations, net of tax” in order to reduce the net assets to be sold to their estimated net realizable value. In April 2007, we sold Contech for net cash proceeds of $139.4.  In connection with the sale, we recorded an additional loss of $6.6 during the first quarter of 2007 in order to reduce the net assets sold to the net proceeds received from the sale.  In addition, in April 2007 we settled a capital lease obligation for $5.3 relating to equipment that was transferred to the buyer of Contech. We will record an additional loss on sale of approximately $4.0 during the second quarter of 2007 for expenses that were contingent upon the consummation of the sale.  We have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.

For the three months ended March 31, 2007 and 2006, loss from discontinued operations and the related income taxes are shown below:

	Three months ended March 31,
	2007	2006
Loss from discontinued operations	$(2.4)	$(2.8)
Income tax (provision) benefit	(1.5)	1.0
Loss from discontinued operations, net	$(3.9)	$(1.8)

For the three months ended March 31, 2007 and 2006, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended March 31,
	2007	2006
Revenues	$79.4	$116.2

Pre-Tax Income	3.8	5.1

The major classes of assets and liabilities, excluding inter-company balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are shown below:

	March 31, 2007	December 31, 2006
Assets:
Accounts receivable, net	$47.7	$39.8
Inventories, net	13.9	12.6
Other current assets	5.4	2.7
Net property, plant and equipment	117.5	120.2
Goodwill and intangibles, net	6.8	13.5
Other assets	—	1.3
Assets of discontinued operations	$191.3	$190.1

Liabilities:
Accounts payable	$40.9	$30.5
Accrued expenses and other	13.0	12.0
Short term debt	1.8	1.8
Long term debt and other	5.9	6.2
Liabilities of discontinued operations	$61.6	$50.5

(4)                                 BUSINESS SEGMENT INFORMATION

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services with operations in over 20 countries. We offer a diverse collection of products, which include, but are not limited to, valves, fluid handling equipment, metering and mixing solutions, air filtration products, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, automotive services, telecommunications, and transportation.

We have aggregated our operating segments into four reportable segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, and distribution methods. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expenses, stock-based compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

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

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures, and services cooling, heating, and ventilation products for markets throughout the world. Products for the segment include dry, wet, and hybrid cooling systems, cooling towers, and air-cooled condensers for the power generation, refrigeration, HVAC, and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade, and modernize power stations. The segment continues to focus on expanding its global reach, including expanding its dry cooling, heating, and manufacturing capacity in China, as well as increasing thermal components and service offerings, particularly in China and Europe.

Industrial Products and Services

Our Industrial Products and Services segment is comprised of businesses that design, manufacture and market power systems, industrial tools and hydraulic units, filters primarily for automatic transmissions, precision machine components for the aerospace industry, and TV and radio broadcast antenna systems.

Corporate Expenses

Corporate expenses generally relate to the cost of our Charlotte, NC corporate headquarters, our Horsham, PA information technology data center, and our Asia-Pacific center in Shanghai, China.

Financial data for our business segments, including the results of businesses acquired from the respective dates of acquisition, are as follows:

	Three months ended March 31,
	2007	2006
Revenues (1):
Flow Technology	$274.4	$218.0
Test and Measurement	258.2	256.8
Thermal Equipment and Services	333.7	283.1
Industrial Products and Services	211.6	195.6
Total Revenues	$1,077.9	$953.5

Segment Income:
Flow Technology	$37.6	$28.0
Test and Measurement	25.9	24.0
Thermal Equipment and Services	15.8	11.7
Industrial Products and Services	26.0	18.8
Total Segment Income	105.3	82.5

Corporate Expenses	(25.4)	(20.1)
Pension and Postretirement Expense	(10.7)	(11.9)
Stock-based Compensation Expense	(14.1)	(9.4)
Special Charges, net	(0.5)	(0.4)

Consolidated Operating Income	$54.6	$40.7

(1)             Under the percentage of completion method, we recognized revenues of $228.8 and $189.5 for the three months ended March 31, 2007 and 2006, respectively.

(5)                                 SPECIAL CHARGES

Special charges, net, for the three months ended March 31, 2007 totaled $0.5 and related to various consolidation initiatives at our Flow Technology ($0.2), Test and Measurement ($0.1), and Industrial Products and Services ($0.1) segments, with an additional $0.1 associated with Corporate initiatives. Special charges, net, for the three months ended March 31, 2006 totaled $0.4 and primarily included facility consolidation costs related to a previously announced initiative within our Thermal Equipment and Services segment.  At March 31, 2007, $2.2 of restructuring liabilities remained on the condensed consolidated balance sheet.

(6)                                 INVENTORIES

Inventories consisted of the following amounts:

	March 31, 2007	December 31, 2006
Finished goods	$226.5	$204.8
Work in process	143.9	114.0
Raw material and purchased parts	234.1	221.9
Total FIFO cost	604.5	540.7
Excess of FIFO cost over LIFO inventory value	(28.1)	(26.4)
Total inventories	$576.4	$514.3

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 45% of the total inventory at March 31, 2007 and December 31, 2006, respectively. All other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $3.1 and $5.4 at March 31, 2007 and December 31, 2006, respectively.

(7)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, are as follows:

	December 31, 2006	Goodwill resulting from business combinations	Foreign Currency Translation and other (1)	March 31, 2007
Flow Technology	$472.8	$—	$(2.1)	$470.7
Test and Measurement	384.1	—	0.2	384.3
Thermal Equipment and Services	602.4	—	2.4	604.8
Industrial Products and Services	302.9	—	—	302.9
Total	$1,762.2	$—	$0.5	$1,762.7

(1)             Includes adjustments resulting from acquisitions completed not more than one year prior to the date of adjustment and adjustments to tax positions considered uncertain at the date of the acquisition.

Other Intangibles

	March 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patents	$36.9	$(24.8)	$12.1	$35.9	$(23.6)	$12.3
Technology	27.0	(6.7)	20.3	26.6	(6.1)	20.5
Customer Relationships	69.1	(10.9)	58.2	68.4	(9.7)	58.7
Other	86.0	(12.2)	73.8	86.7	(11.0)	75.7
	219.0	(54.6)	164.4	217.6	(50.4)	167.2
Trademarks with indefinite lives	321.4	—	321.4	320.8	—	320.8
Total	$540.4	$(54.6)	$485.8	$538.4	$(50.4)	$488.0

Estimated annual amortization expense related to these intangible assets is $16.7 in 2007, $14.6 in 2008, $12.5 in 2009, $11.2 in 2010, and $7.4 in 2011.

At March 31, 2007, intangible assets with determinable lives were primarily associated with the Flow Technology ($62.8), Test and Measurement ($61.2) and Thermal Equipment and Services ($34.1) segments. Trademarks with indefinite lives were associated with the following segments:  $105.4 in the Flow Technology segment, $68.9 in the Test and Measurement segment, $132.1 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

Consistent with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” we annually test the recoverability of these assets and, in addition, continually monitor impairment indicators across all our reporting units. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Balance at beginning of period	$55.8	$51.1
Acquisitions and divestitures, net	0.1	0.1
Provisions	5.9	9.3
Usage	(6.4)	(7.3)
Balance at end of period	55.4	53.2
Less: Current portion of warranty	45.2	44.0
Non-current portion of warranty	$10.2	$9.2

(9)                                 EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended March 31,
	2007	2006
Service cost	$2.2	$2.5
Interest cost	16.2	16.7
Expected return on plan assets	(19.5)	(20.2)
Amortization of unrecognized losses	8.1	9.2
Amortization of unrecognized prior service cost	(0.1)	(0.1)
Total net periodic benefit expense	6.9	8.1
Less: Net periodic benefit expense of discontinued operations	(0.2)	(0.2)
Net periodic benefit expense of continuing operations	$6.7	$7.9

Foreign Pension Plans

	Three months ended March 31,
	2007	2006
Service cost	$0.6	$0.7
Interest cost	3.2	2.9
Expected return on plan assets	(3.8)	(3.5)
Amortization of unrecognized losses	0.6	0.6
Net periodic benefit expense	$0.6	$0.7

Postretirement Plans

	Three months ended March 31,
	2007	2006
Service cost	$0.1	$0.1
Interest cost	2.5	2.5
Amortization of unrecognized losses	1.1	1.0
Amortization of unrecognized prior service cost	(0.3)	(0.3)
Net periodic benefit expense	$3.4	$3.3

Our estimates of full-year 2007 required employer contributions to our employee benefit plans have not changed significantly from those disclosed in the consolidated financial statements contained in our 2006 Annual Report on Form 10-K.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the three months ended March 31, 2007:

	December 31, 2006	Borrowings	Repayments	Other	March 31, 2007
Delayed draw term loan	$735.0	$—	$(9.4)	$—	$725.6
Global revolving loan facility (1)	82.8	—	(35.7)	(1.5)	45.6
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Other indebtedness (2)	97.3	60.0	(69.5)	6.4	94.2
Total debt	964.6	$60.0	$(114.6)	$4.9	914.9
Less: short-term debt	168.7				125.3
Less: current maturities of long-term debt	42.3				48.1
Total long-term debt	$753.6				$741.5

(1)                                  Amounts outstanding under the global revolving loan facility relate to borrowings to finance a portion of the cash proceeds associated with our fourth quarter 2006 acquisition of Aktiebolaget Custos.

(2)                                  During the three months ended March 31, 2007, we had gross borrowings and repayments of $60.0 and $45.0, respectively, under our trade receivables financing agreement.  The maximum outstanding balance under this financing agreement during the three months ended March 31, 2007 was $60.0, of which $16.0 remained outstanding at March 31, 2007 (compared to $1.0 at December 31, 2006).

Credit Facilities

We have senior credit facilities with a syndicate of lenders that provide for committed senior secured financing consisting of the following:

•                  a delayed draw term loan facility in an initial aggregate principal amount of $750.0 with final maturity in November 2010, which may be used for general corporate purposes;

•                  a domestic revolving loan facility in an aggregate principal amount of $350.0 with final maturity in November 2010;

•                  a global revolving loan facility in an aggregate principal amount of $100.0 with final maturity in November 2010; and

•                  a foreign trade facility in an aggregate principal amount of up to the U.S. dollar equivalent, at issuance, of $425.0 with final maturity in November 2010, subject to two extensions of the final maturity date of two years each, at our option. As of March 31, 2007, the U.S. dollar equivalent of available issuance capacity under the foreign trade facility, exclusive of any outstanding letters of credit, was $482.5.

In February 2006, all but $0.2 of the then remaining Liquid Yield Option Notes (“LYONs”) were put to us and settled in cash for $660.2, their accreted value on such date.  We financed this redemption and the related tax recapture with amounts borrowed against our $750.0 delayed draw term loan under our senior credit facilities. In June 2006, we repurchased the remaining LYONs.

We currently utilize the domestic revolving loan facility for the issuance of letters of credit and certain of our foreign subsidiaries utilize (and others may utilize) the foreign trade facility for the issuance of foreign credit instruments.

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

At March 31, 2007, we were in compliance with all covenant provisions of our senior credit facilities, and did not have any restrictions on our ability to repurchase shares or pay dividends.

(11)                          FINANCIAL INSTRUMENTS

Interest Rate Swaps

During the first quarter of 2006, in connection with our borrowings against our variable rate delayed draw term loan (see Note 10), we entered into interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates on such loan. These swaps, which we account for as cash flow hedges, have maturities through February 2010 and effectively convert $550.0 of the borrowing under the delayed draw term loan to fixed rates of 4.7% plus the applicable margin. These are amortizing interest rate swap agreements; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of March 31, 2007, the aggregate notional amounts of the interest rate swap agreements was $531.0.  The unrealized gain, net of taxes, recorded in accumulated other comprehensive loss was $1.3 and $2.6 as of March 31, 2007 and December 31, 2006, respectively. In addition, as of March 31, 2007 and December 31, 2006, we have recorded a long-term asset of $2.2 and $4.2, respectively, to recognize the fair value of our interest rate swap agreements.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, and Chinese Yuan.

We have entered into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on forecasted transactions denominated in foreign currencies. The majority of the underlying transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. As a result of the embedded derivatives, these contracts do not qualify for hedge accounting treatment. Accordingly, the changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our condensed consolidated financial statements for the three months ended March 31, 2007 and 2006.

We had FX forward contracts with an aggregate notional amount of  $83.3 outstanding as of March 31, 2007. The fair values of our FX forward contracts were $1.1 and $1.4 (recorded as current assets) at March 31, 2007 and December 31, 2006, respectively.  The fair values of the associated embedded derivatives were $3.3 and $2.8 (recorded as current liabilities) at March 31, 2007 and December 31, 2006, respectively.

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for such transactions as cash flow hedges. As of March 31, 2007 and December 31, 2006, the unrealized loss, net of tax, recorded in accumulated other comprehensive loss was $0.2 and $0.4, respectively. We expect to reclassify the unrealized loss mentioned above to cost of products sold over the next 12 months as the hedged transactions occur. The fair values of contracts that had not settled with the counterparty as of March 31, 2007 and December 31, 2006 were $0.2 (recorded as a current asset) and $1.1 (recorded as a current liability), respectively. The amount of gain or loss recognized during the three months ended March 31, 2007 and 2006 related to the ineffectiveness of the hedges was not material.

(12)                          SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth calculations used in the computation of basic and diluted income per share:

	Three months ended March 31,
	2007	2006
Numerator:
Income from continuing operations for calculating basic income per share	$33.1	$23.5
Interest on convertible LYONs, net of tax	—	1.1
Income from continuing operations for calculating diluted income per share	$33.1	$24.6

Net income for calculating basic income per share	$29.2	$21.7
Interest on convertible LYONs, net of tax	—	1.1
Net income for calculating diluted income per share	$29.2	$22.8

Denominator:
Weighted-average shares outstanding used in basic income per share	58.606	59.971
Dilutive Securities—Employee stock options, restricted stock and restricted stock units	1.517	1.456
Conversion of convertible LYONs	—	3.936
Weighted average number of common and dilutive securities used for calculating diluted income per share	60.123	65.363

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 1.4 and 8.7 for the three months ended March 31, 2007 and 2006, respectively.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 6.1 of these shares were available for grant at March 31, 2007.  The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or restricted stock.

During the three months ended March 31, 2007 and 2006, we classified excess tax benefits from stock-based compensation of $8.9 and $5.8, respectively, as financing cash flows within our condensed consolidated statement of cash flows under the caption “Proceeds from the exercise of stock options and other.”

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

Restricted stock or restricted stock units may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and awards vest over a specified time period, typically three years. In addition, the restrictions lapse and the awards vest in the event of retirement, death or disability. The 2004 grants vest ratably over three years. In December 2004, the Compensation Committee of the Board of Directors announced changes to our stock-based employee compensation program. Under the announced changes, performance thresholds have been instituted for vesting of substantially all restricted stock and restricted stock units awarded in 2005 and future years. This vesting is based on SPX shareholder return versus the S&P 500 composite index. Pursuant to the terms of the plan, the awards will vest ratably over three years if the SPX total shareholder return outperforms the S&P 500 composite index on an annual basis. In the event the award does not vest in any year, the SPX total shareholder return versus the S&P 500 composite index for the cumulative periods will serve as the basis for vesting.

We use the Monte Carlo simulation model valuation technique to determine fair value as our restricted stock and restricted stock units contain a market condition. The Monte Carlo simulation model utilizes multiple input variables that determines the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 3, 2007 and 2006:

	Annual expected stock price volatility	Annual expected dividend per share	Risk free interest rate	Correlation between total shareholder return for SPX and S&P 500 Composite Index
January 3, 2007
SPX Corporation	29.00%	$1.00	4.63%	0.4225
S&P 500 Composite Index	10.50%	n/a	4.63%
January 3, 2006
SPX Corporation	36.33%	$1.00	4.37%	0.4000
S&P 500 Composite Index	17.70%	n/a	4.37%

Annual expected stock price volatility is based on the 3-year historical volatility. The annual expected dividend per share is based on annual expected dividend payments. The risk-free interest rate reflects the 3-year daily treasury yield curve rate as of the grant date. Correlation between the total shareholder return for SPX and the S&P 500 Composite Index measures the strength of the association of the two variables.  The fair value of the restricted stock and restricted stock units is amortized over the derived service period of each award, which is up to three years.

The following table summarizes the stock option activity from December 31, 2006 through March 31, 2007:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	4.836	$60.97
Exercised	(0.852)	47.74
Terminated	(0.157)	69.20
Outstanding and exercisable at March 31, 2007	3.827	63.58

The weighted average remaining term, in years, of stock options outstanding and exercisable at March 31, 2007 was 3.2. The total number of in-the-money options exercisable on March 31, 2007 was 2.895. Aggregate intrinsic value (market value of stock less option exercise price) represents the total pretax intrinsic value, based on our closing stock price on March 31, 2007, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at March 31, 2007 was $39.7.  The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $8.2 and $15.8, respectively.

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2006 through March  31, 2007:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2006	1.525	$36.95
Granted	0.802	45.95
Vested	(0.636)	38.29
Forfeited	(0.071)	36.47
Outstanding at March 31, 2007	1.620	40.90

As of March 31, 2007, there was $45.6 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted average period of 1.5 years.

Comprehensive Income (Loss)

The components of comprehensive income were as follows for the periods presented:

	Three months ended March 31,
	2007	2006
Net income	$29.2	$21.7
Foreign currency translation adjustments	9.7	7.4
Pension liability adjustment, net (1)	5.4	—
Change in unrealized gains on qualifying cash flow hedges, net (2)	(1.1)	5.3
Comprehensive income	$43.2	$34.4

(1)                                  The change in pension liability adjustment is net of a tax provision of $3.4 for the three months ended March 31, 2007.

(2)                                  The change in unrealized gain on qualifying cash flow hedges is net of a tax provision (benefit) of $(0.7) and $3.3 for the three months ended March 31, 2007 and 2006, respectively.

The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	March 31, 2007	December 31, 2006
Foreign currency translation adjustment	$217.6	$207.9
Unrealized gains on qualifying cash flow hedges, net of tax provision of $0.7 and $1.4, respectively	1.1	2.2
Pension liability adjustment, net of tax benefit of $183.0 and $186.4, respectively	(291.3)	(296.7)
Accumulated other comprehensive loss	$(72.6)	$(86.6)

Common Stock in Treasury

During the first three months of 2007, we repurchased 2.0 shares (of which 0.3 were purchased under the written trading plan entered into on March 22, 2007 as noted below) of our common stock for total cash consideration of $140.6.  We record common stock repurchases based on the settlement date. In addition to the above repurchases, during the three months ended March 31, 2007, “Common Stock in Treasury” was reduced by $10.2 for out-of-plan stock option exercises issued from treasury stock and increased by $5.4 for common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

On March 22, 2007, we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to 1.3 shares of our common stock in accordance with the share repurchase program authorized by our Board of Directors as announced on December 21, 2005. We completed the above plan in April 2007, which included repurchases after March 31, 2007 of 1.0 shares of our common stock for $70.0.

Dividends

The dividends declared during the first quarter of 2007 and 2006 were $0.25 per share and totaled $14.9 and $15.0, respectively, and were paid on April 2, 2007 and April 3, 2006, respectively.

(13)                          CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits, and contract, intellectual property, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers’ compensation, etc.), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations, and cash flows. These accruals totaled $366.1 (including $262.0 for risk management matters) and $364.4 (including $260.3 for risk management matters) at March 31, 2007 and December 31, 2006, respectively. Of these amounts, $263.3 and $262.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at March 31, 2007 and December 31, 2006, respectively, with the remainder included in “Accrued expenses.”

Litigation Matters

Beginning in March 2004, multiple class action complaints seeking unspecified monetary damages, were filed or announced by certain law firms representing or seeking to represent purchasers of our common stock during a specified period against us and certain of our current and former executive officers in the United States District Court for the Western District of North Carolina alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Securities Class Action”). The plaintiffs generally alleged that we made false and misleading statements regarding the forecast of our 2003 fiscal year business and operating results in order to artificially inflate the price of our stock. These complaints were consolidated into a single amended complaint against us and our former Chairman, Chief Executive Officer and President. On September 20, 2004, we filed a motion to dismiss the consolidated action in its entirety.

On April 23, 2004, an additional class complaint seeking unspecified monetary damages was filed in the same court on behalf of participants in our employee benefit plans, alleging breaches of the Employee Retirement Income Security Act of 1974 (“ERISA”) by us, our then general counsel and the Administrative Committee regarding one of our 401(k) defined contribution benefit plans arising from the plan’s holding of our stock. On June 10, 2005, a first amended complaint was filed in the ERISA suit, adding as defendants certain current and former directors and Administrative Committee members. The first amended complaint generally tracked the factual allegations in the Securities Class Action. On July 25, 2005, we filed a motion to dismiss the amended ERISA complaint in its entirety. On September 8, 2005, the plaintiffs moved the Court to certify the proposed class in the ERISA suit. We opposed that motion.

On October 9, 2006, we reached an agreement in principle to settle both the Securities Class Action and the tag-along ERISA action, subject to court approval. On December 22, 2006, the court granted preliminary approval of the settlement and scheduled a settlement hearing. On April 10, 2007, the court conducted the settlement hearing and, on April 13, 2007, the court entered an order and final judgment in each case approving the settlement and dismissing the settled claims with prejudice. Under the terms of the settlement, our aggregate net settlement payment, after reimbursement by our insurer, is $5.1, which is recorded in our condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006.  The payment is expected to be made into the settlement fund by the end of the second quarter of 2007.

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

Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may increase or decrease based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans, including the impact of technological advances. It is our policy to realize a change in estimate once it becomes probable and can be reasonably estimated. We do not discount our environmental accruals and do not reduce them by anticipated insurance recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 26 sites at which the liability has not been settled, and only 14 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is immaterial.

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

Risk Management Matters

We are self-insured for certain of our product and general liability, workers’ compensation, and automobile costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by management, are based on claims filed and estimates of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts, this insurance may be insufficient or unavailable to protect us against potential loss exposures.

(14)                          INCOME TAXES

Adoption of FIN 48

As disclosed in Note 2, effective January 1, 2007 we adopted the provisions of FIN 48.  As a result of such adoption, we recognized a decrease of $50.4 in our liability for unrecognized tax benefits, with a corresponding increase to retained earnings. As of January 1, 2007, and after recognizing the decrease in the liability noted above, our unrecognized tax benefits totaled $206.0, of which $145.1 would impact our effective tax rate, if recognized.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision.  As of January 1, 2007, accrued interest, included in the amounts above, after considering the impact of the decrease to our liability for unrecognized tax benefits, totaled $46.0. There were no penalties recorded as of January 1, 2007 or during the quarter ended March 31, 2007.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that approximately $13.0 of our previously unrecognized tax benefits could be recorded to our income tax provision.

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

In 2004, the IRS issued an examination report disallowing the capital loss claimed as a deduction on our 1997 tax return. We protested the disallowance to the Appeals Office of the IRS in June 2004.  If the IRS ultimately prevails in its positions, our income tax due for 1997 would increase by $25.8, plus net interest of approximately $14.1.  The IRS has proposed penalties with respect to the 1997 transaction of $10.3.  Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.

In July 2006, the IRS issued an examination report covering our 1998 to 2002 income tax returns.  As expected, the IRS disallowed the tax losses associated with the 1998 and 1999 transactions noted above.   We disagree with the disallowance and filed a protest with the Appeals Office of the IRS in August 2006.  If the IRS ultimately prevails in its position with respect to the tax losses, our income tax due for 1998 and 1999 would increase by $45.8, plus net interest of approximately $18.2. Thus far, the IRS has not proposed penalties with regard to the 1998 and 1999 transactions.

Also in 2004, the IRS issued an examination report with respect to the sale of Sealed Power Europe in 1997. Specifically, the IRS seeks to require recapture of certain foreign losses claimed as deductions on tax returns prior to 1997. If the IRS ultimately prevails in its position, the income tax due for 1997 would increase by approximately $6.9, plus net interest of approximately $3.8. We also protested this proposed adjustment to the Appeals Office of the IRS in June 2004.

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

Although we have not agreed to the assessment for the matters with the Appeals Office of the IRS, we nonetheless made an advance payment equal to the amount that would be due if we were to agree with certain adjustments.  The amount likely to be due to the IRS if the matters were to be settled in the Appeals Office of the IRS is approximately $104.1.  We made an advance payment of $66.6 to the IRS in December 2006 and an additional payment of $37.5 in January 2007.  While the resolution of these issues may result in taxes that differ from the amounts recognized for these matters, we currently believe that the resolution will not have a material adverse effect on our financial position or liquidity.

The IRS currently is performing an audit of our 2003 to 2005 income tax returns.  This audit is in its preliminary stages, and only general information requests have been issued to date.

State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective tax return.  The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.  We have various state income tax returns in the process of examination, administrative appeals or litigation.

We have various foreign income tax returns in the process of examination.  Currently, there are audits by Canadian tax authorities related our 2000 to 2004 tax returns.  The German tax authorities commenced audits of certain income tax returns related to the 2002 to 2005 tax years.  The tax authorities in the United Kingdom have raised questions with regard to certain tax positions related to our 2003 to 2004 tax returns.

An unfavorable resolution on one or more of the above matters could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As audits/ examinations are still in process or we have not yet reached the final stages of the appeals process for the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

Upon the conclusion of our disposition activities discussed in Note 3 to these condensed consolidated financial statements, we may recognize an additional income tax provision or benefit.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

In our 2006 Annual Report on Form 10-K, we outlined six key operating initiatives designed to improve revenues and operating income and margins. These key initiatives are: emerging markets; new product development; lean manufacturing; supply chain management; information technology centralization; and organizational development. During the first quarter of 2007, we continued to focus on these initiatives, which contributed to another period of quarter-over-quarter improvement as revenues and operating income increased 13.0% and 34.2%, respectively.  During the remaining quarters of 2007, we anticipate continued progress across all these key initiatives, which we expect will result in additional improvement in revenue and operating income and margins. In addition, our consolidated financial results for the first three months of 2007 were impacted by the following transactions:

•                    We reached an agreement to sell Contech, our automotive components business, for net cash proceeds of $139.4 (the sale subsequently closed in April 2007). We recorded a loss on sale of discontinued operations of $6.6 in order to reduce the net assets of Contech to their net realizable value.

•                    We made payments against our senior credit facilities of $45.1, partially offset by net borrowings of $15.0 under our trade receivables financing agreement.

•                    We repurchased 2.0 shares of our common stock for $140.6.

•                    We made an advance payment of $37.5 (in addition to the advance payment of $66.6 which was made in the fourth quarter of 2006) associated with certain proposed adjustments by the Internal Revenue Service that we are currently appealing.

•                    We reduced our income tax liabilities for unrecognized tax benefits by $50.4, with a corresponding increase to retained earnings, as a result of the adoption of FIN 48.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2006 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first, second and third quarters of 2007 are March 31, June 30 and September 29, respectively, and April 1, July 1 and September 30 for 2006, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period.  We had one fewer day in the first quarter of 2007 and will have one additional day in the fourth quarter of 2007 when compared to the respective 2006 periods.

Seasonality and Competition — Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Our heating and ventilation products businesses tend to be stronger during the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers and related services is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Revenues for our service solutions business typically follow program launch timing for diagnostic systems and service equipment. In aggregate, our businesses generally tend to be stronger in the second half of the year.

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

Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions and divestitures. We believe that this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three months ended March 31, 2007 and 2006, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	Three months ended March 31,
	2007	2006	% Change
Revenues	$1,077.9	$953.5	13.0
Gross profit	294.8	252.5	16.8
% of revenues	27.3%	26.5%
Selling, general and administrative expense	235.4	207.6	13.4
% of revenues	21.8%	21.8%
Intangible amortization	4.3	3.8	13.2
Special charges, net	0.5	0.4	25.0
Other expense, net	(0.9)	(0.7)	28.6
Interest expense, net	(13.4)	(10.6)	26.4
Equity earnings in joint ventures	10.1	9.8	3.1
Income from continuing operations before income taxes	50.4	39.2	*
Income tax provision	(17.3)	(15.7)	10.2
Income from continuing operations	33.1	23.5	*

Components of Consolidated Revenue Growth:
Organic Growth			7.7%
Foreign Currency			3.0%
Acquisitions and Other, Net			2.3%
Net Revenue Growth			13.0%

* Not meaningful for comparison purposes.

Revenues — For the three months ended March 31, 2007, the increase in revenues compared to the respective 2006 period was driven primarily by organic revenue growth.  We continued to experience strong demand in the power, mining, oil and gas and dehydration markets serviced by businesses in our Flow Technology segment, as well as for thermal services and repairs in Europe and dry and wet cooling products within our Thermal Equipment and Services segment.  Growth in our Industrial Products and Services segment has been led by strong demand for power transformers and machined components for aircraft. Revenues for the first quarter of 2007 also benefited from the fourth quarter 2006 acquisition of Aktiebolaget Custos (“Custos”) within our Flow Technology segment, as well as from the favorable impact of foreign currencies (e.g., weakening of the U.S. dollar against the Euro).

Gross profit — The increase in gross profit for the three months ended March 31, 2007 compared to the respective 2006 period was due primarily to the revenue performance described above.  Gross profit as a percentage of revenues for the three months ended March 31, 2007 as compared to the respective 2006 period was impacted favorably by leverage on the organic growth noted above as well as:

•                  Lean manufacturing initiatives within our Flow Technology segment.

•                  New product introductions and favorable product mix associated with the portable cable and pipe locator lines, as well as certain other product lines, within our Test and Measurement segment.

•                  Favorable product mix related to machined components for aircraft within our Industrial Products and Services segment.

Selling, general and administrative (“SG&A”) expenses — For the three months ended March 31, 2007, the increase in SG&A expense was due primarily to the acquisition of Custos within our Flow Technology segment, as well as additional stock-based compensation and corporate expenses during the period as compared to the respective period in 2006.

Intangible amortization — For the three months ended March 31, 2007, the increase in intangible amortization was due to amortization expense associated with intangible assets acquired in connection with the fourth quarter 2006 Custos transaction.

Special charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, sales, and administrative facilities. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2007 and 2006.

Other expense, net — Other expense, net, for the three months ended March 31, 2007 was composed primarily of currency transaction losses of $1.3, partially offset by gains on sales of assets of $0.5.  Other expense, net for the three months ended March 31, 2006 was composed primarily of currency transaction losses of $0.8, partially offset by gains on sales of assets of $0.4.

Interest expense, net — Interest expense, net includes both interest expense and interest income.  The increase in interest expense, net, was the result of higher average interest rates during the three months ended March 31, 2007 as compared to the respective period in 2006.  Specifically, the Liquid Yield Option Notes (“LYONs”), which carried an interest rate of 2.75%, were outstanding for a portion of the three months ended March 31, 2006.  The LYONs were redeemed on February 2, 2006 with proceeds from our delayed draw term loan, which carries a higher interest rate than that associated with the LYONs.  In addition, the average debt balance for the three months ended March 31, 2007 was higher than the average debt balance for the respective period in 2006 as a result of debt incurred and assumed in connection with the Custos acquisition.  Refer to the discussion of Liquidity and Financial Condition in our 2006 Annual Report on Form 10-K for details pertaining to our 2006 debt activity.

Equity earnings in joint ventures — The increase in equity earnings in joint ventures for the three months ended March 31, 2007 was attributable to strong operational performance at our EGS Electrical Group, LLC and Subsidiaries joint venture.

Income tax provision — For the three months ended March 31, 2007, we recorded an income tax provision of $17.3 on $50.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 34.3%.  This compares to an income tax provision for the three months ended March 31, 2006 of $15.7 on $39.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 40.0%. The decline in the effective tax rate was due to 1) a decrease in the interest charge associated with the liability for unrecognized tax benefits, 2) a larger proportion of taxable income in countries with lower tax rates, and 3) a decrease in our state income tax provision due to a reduction in the valuation allowance for certain states resulting from current and projected taxable income for such states.  The lower interest charge was the result of the reduction of our liability for unrecognized tax benefits associated with the adoption of FIN 48 ($50.4) and advance payments made against such liability of $66.6 and $37.5 in December 2006 and January 2007, respectively.

RESULTS OF DISCONTINUED OPERATIONS

We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. The following businesses, which have been sold as of March 31, 2007, met these requirements and therefore have been reported as discontinued operations for the periods presented:

Business	Discontinued During the Quarter Ended	Closing of Sale During the Quarter Ended
Dock Products (“Dock”)	June 30, 2006	December 31, 2006
Dielectric Tower (“Tower”)	December 31, 2005	March 31, 2006
Security and protection business (“Vance”)	September 30, 2005	March 31, 2006

Dock — Sold for $43.5 in cash during the fourth quarter of 2006 resulting in a net gain of $29.0, which was recorded in the second and fourth quarters of 2006.

Tower — Sold for $6.9 in cash, with $2.5 received in the first quarter of 2006 and the remainder in the fourth quarter of 2006. In 2005, we recorded a charge, net of taxes, of $11.3 in order to reduce the net assets to be sold to their estimated net realizable value.  During the first quarter of 2006, we increased the net loss by $2.2 based on the proceeds received from the sale.

Vance — Sold for $70.6 in cash. In 2005, we recorded a net charge of $26.8 in order to reduce the net assets to be sold to their estimated net realizable value.  During the first quarter of 2006, we increased the net loss by $2.9, primarily for expenses that were contingent upon the consummation of the sale.

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

In addition to the Dock, Tower and Vance businesses discussed above, we recognized net gains of $0.2 for both the three months ended March 31, 2007 and 2006, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2004 through 2006.

During the third quarter of 2006, we committed to a plan to divest Contech, an automotive components business within our Industrial Products and Services segment. As a result of this planned divestiture, we recorded a charge of $102.7 during the third quarter of 2006 to “loss on disposition of discontinued operations, net of tax” in order to reduce the net assets to be sold to their estimated net realizable value. In April 2007, we sold Contech for net cash proceeds of $139.4.  In connection with the sale, we recorded an additional loss of $6.6 during the first quarter of 2007 in order to reduce the net assets sold to the net proceeds received from the sale.  In addition, in April 2007 we settled a capital lease obligation for $5.3 relating to equipment that was transferred to the buyer of Contech. We will record an additional loss on sale of approximately $4.0 during the second quarter of 2007 for expenses that were contingent upon the consummation of the sale.  We have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.

For the three months ended March 31, 2007 and 2006, loss from discontinued operations and the related income taxes are shown below:

	Three months ended March 31,
	2007	2006
Loss from discontinued operations	$(2.4)	$(2.8)
Income tax (provision) benefit	(1.5)	1.0
Loss from discontinued operations, net	$(3.9)	$(1.8)

For the three months ended March 31, 2007 and 2006, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended March 31,
	2007	2006
Revenues	$79.4	$116.2

Pre-Tax Income	3.8	5.1

SEGMENT RESULTS OF OPERATIONS

The following information should be read in conjunction with our condensed consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented. See Note 4 to the condensed consolidated financial statements for a description of each of our reportable segments.

Non-GAAP Measures — Throughout the following discussion of segment results, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under Results of Continuing Operations.

Flow Technology

	Three months ended
	March 31,
	2007	2006	% Change
Revenues	$274.4	$218.0	25.9
Segment Income	37.6	28.0	34.3
% of revenues	13.7%	12.8%
Components of Segment Revenue Growth:
Organic Growth			10.7%
Foreign Currency			3.6%
Acquisitions and Other, Net			11.6%
Net Segment Revenue Growth			25.9%

Revenues— For the three months ended March 31, 2007, the increase in revenues was due primarily to organic revenue growth resulting from strong demand within the power, mining, oil and gas and dehydration markets. Additionally, revenues were favorably impacted by the fourth quarter of 2006 acquisition of Custos, which contributed $30.3 of revenues during the quarter.

Segment Income— For the three months ended March 31, 2007, segment income and margin were favorably impacted by the items noted above as well as lean manufacturing initiatives and lower operating expenses resulting from previous restructuring initiatives.

Test and Measurement

	Three months ended
	March 31,
	2007	2006	% Change
Revenues	$258.2	$256.8	0.5
Segment Income	25.9	24.0	7.9
% of revenues	10.0%	9.3%
Components of Segment Revenue Growth:
Organic Decline			(1.8)%
Foreign Currency			3.3%
Acquisitions and Other, Net			(1.0)%
Net Segment Revenue Growth			0.5%

Revenues— For the three months ended March 31, 2007, the increase in revenues was due primarily to the impact of foreign currencies. The organic revenue decline was due to the timing of OEM program launches and lower dealer service revenues.

Segment Income— For the three months ended March 31, 2007, segment income and margin increased over the respective prior year period due primarily to improved profitability in the portable cable and pipe locator product lines driven by new product introductions, favorable product mix and efficiencies achieved from continuous improvement initiatives.

Thermal Equipment and Services

	Three months ended
	March 31,
	2007	2006	% Change
Revenues	$333.7	$283.1	17.9
Segment Income	15.8	11.7	35.0
% of revenues	4.7%	4.1%
Components of Segment Revenue Growth:
Organic Growth			14.0%
Foreign Currency			3.9%
Acquisitions and Other, Net			—
Net Segment Revenue Growth			17.9%

Revenues— For the three months ended March 31, 2007, the increase in revenues was due primarily to organic revenue growth associated with the strong demand for thermal services and repairs, and dry and wet cooling products, as well as to the impact of foreign currencies.

Segment Income—For the three months ended March 31, 2007, segment income and margin increased over the respective prior year period as a result of the organic revenue growth noted above and improved execution in cooling equipment.

Industrial Products and Services

	Three months ended
	March 31,
	2007	2006	% Change
Revenues	$211.6	$195.6	8.2
Segment Income	26.0	18.8	38.3
% of revenues	12.3%	9.6%
Components of Segment Revenue Growth:
Organic Growth			7.7%
Foreign Currency			0.5%
Acquisitions and Other, Net			—
Net Segment Revenue Growth			8.2%

Revenues— For the three months ended March 31, 2007, the increase in revenues was due to organic revenue growth driven by strong demand for power transformers and, to a lesser extent, machined components for aircraft.

Segment Income— For the three months ended March 31, 2007, the increase in segment income and margin was due to the organic revenue growth described above, favorable product mix and manufacturing efficiencies achieved from continuous improvement initiatives, partially offset by a charge of $3.6 related to a legacy legal matter.

Corporate and Other Expenses

	Three months ended
	March 31,
	2007	2006	% Change
Total Consolidated Revenues	$1,077.9	$953.5	13.0
Corporate Expenses	25.4	20.1	26.4
% of revenues	2.4%	2.1%
Stock-based Compensation Expense	14.1	9.4	50.0
Pension and Postretirement Expense	10.7	11.9	(10.1)

Corporate Expenses — Corporate expenses generally relate to the cost of our Charlotte, NC corporate headquarters, our Horsham, PA information technology data center, and our Asia-Pacific center in Shanghai, China. For the three months ended March 31, 2007, the increase in corporate expenses was due primarily to additional legal charges of $1.0, an increase in contributions to our charitable foundation of

$1.0, higher incentive compensation relating to an increase in operating income, and the impact of headcount increases in support of certain of our key operating initiatives.

Stock-based Compensation Expense — The increase in stock-based compensation expense for the three months ended March 31, 2007 compared to the prior year period was due primarily to an increase in the fair value of our 2007 restricted stock and restricted stock unit awards.  The fair value of our stock-based compensation awards is directly correlated to changes in the market value of our common stock (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique). The weighted average fair value of our 2007 restricted stock and restricted stock unit awards is approximately 35% higher than the weighted average fair value of the comparable 2006 awards.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense for the three months ended March 31, 2007 was due primarily to higher than projected returns on plan assets.

OUTLOOK

The following table highlights our segment performance for the first three months of 2007 and the expectations for the remainder of 2007 based on information available on the date of this report. We define forecasted trends as follows: “Growth”—Future end market performance is expected to be above the prior year; “Flat”—Future end market performance is expected to be flat compared to the prior year; “Decline”—Future end market performance is expected to be below the prior year.

Segment	2007 Annual Forecasted Trend	Comments
Flow Technology	Growth

In 2007, we expect revenue growth as a result of our December 2006 acquisition of Custos, as well as organic growth driven by favorable trends within the oil and gas, mining, petro-chemical, and sanitary markets. The segment had backlog of approximately $364.9 and $327.7 as of March 31, 2007 and December 31, 2006, respectively.

Test and Measurement	Growth

We expect organic revenue growth in 2007 driven by continued globalization of our automotive diagnostics and specialty tools product lines. Backlog for the segment is not material as the related businesses are short-cycle in nature.

Thermal Equipment and Services	Growth

We expect organic growth to remain strong in 2007 based on increasing global demand for cooling solutions and thermal services in the construction and renovation of power plants. We had backlog across the segment of approximately $1,216.6 and $1,166.2 as of March 31, 2007 and December 31, 2006, respectively, with the majority within our cooling equipment and services businesses. Accordingly, we expect organic growth to approach the double-digit rate experienced in 2006.

Industrial Products and Services	Growth

We expect organic revenue growth to continue across the majority of the segment’s businesses, with the most notable contribution coming from our power transformer business. Backlog for the segment totaled approximately $561.7 and $538.4 as of March 31, 2007 and December 31, 2006, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended March 31, 2007 and 2006.

Cash Flow

	Three months ended March 31,
	2007	2006
Continuing Operations:
Cash flows used in operating activities	$(15.1)	$(114.2)
Cash flows used in investing activities	(12.7)	(37.3)
Cash flows used in financing activities	(160.6)	(38.5)
Cash flows used in discontinued operations	(7.3)	(26.8)
Change in cash and equivalents due to changes in foreign currency exchange rates	5.0	0.7
Net change in cash and equivalents	$(190.7)	$(216.1)

Operating Activities—The primary factors contributing to the decrease in cash flows used in operating activities during the first three months of 2007 as compared to the same period in 2006 were as follows:

•                  During the first quarter of 2006, we paid accreted interest (since issuance) in connection with the LYONs redemption of $84.3.

•                  Higher operating income in the first quarter of 2007 versus the same period in 2006.

The above items were offset partially by the following:

•                  An advance payment to the Internal Revenue Service of $37.5 relating to proposed adjustments that we are currently appealing.  See Note 14 to our condensed consolidated financial statements for additional details.

•                  An increase in the annual incentive compensation payments during the first quarter of 2007 (versus the first quarter of 2006) as a result of improved operating results and cash flows in 2006 versus 2005.

Investing Activities—The primary factors contributing to the decrease in cash used in investing activities during the first three months of 2007 as compared to the same period in 2006 were as follows:

•                  Restricted cash increased $89.8 during the first quarter of 2006, with such restricted cash used to pay the tax recapture on the LYONs redemption during the remainder of 2006.  We had no restricted cash as of March 31, 2007 or December 31, 2006.

•                  A decrease in business acquisitions and investments ($1.7 in the first quarter of 2007 versus $13.1 in the first quarter of 2006).

The above items were offset partially by the following:

•                  A decrease in proceeds from sales of discontinued operations and other assets ($1.1 in the first quarter of 2007 versus $75.8 in the first quarter of 2006).

•                  An increase in capital expenditures ($12.1 in the first quarter of 2007 versus $10.2 in the first quarter of 2006).

Financing Activities— The primary factors contributing to the increase in cash used in financing activities during the first three months of 2007 as compared to the same period in 2006 were as follows:

•                  During the first quarter of 2006, we borrowed $750.0 under the delayed draw term loan of our new senior credit facilities as a means of financing the redemption of the LYONs noted below.

•                  Proceeds from the exercise of stock options and other totaled $49.4 in the first quarter of 2007 compared to $66.5 during the same period of 2006.

•                  Principal payments under the global revolving credit facility ($35.7) and the delayed draw term loan ($9.4) during the first quarter of 2007.

The above increases were offset partially by the following:

•                  Principal payments during the first quarter of 2006 of $575.9 in connection with the LYONs redemption.

•                  Repurchases of our common stock totaling $140.6 during the first quarter of 2007 versus $248.5 during the same period in 2006.

•                  Net borrowings under our trade receivable financing agreement of $15.0 in the first quarter of 2007.

•                  Dividends paid totaling $14.8 during the first quarter of 2007 compared to $16.3 during the same period in 2006 due to a decrease in the number of shares outstanding.

Discontinued Operations— The decrease in cash flows used in discontinued operations during the first three months of 2007 as compared to the same period in 2006 was due primarily to the fact that the figure for the first quarter of 2006 included four business units compared to only one for the first quarter of 2007.

Borrowings and Availability

Borrowings —The following table summarizes our debt activity for the first three months of 2007. See Note 10 to the condensed consolidated financial statements for additional details regarding our 2007 debt activity.

	December 31,				March 31,
	2006	Borrowings	Repayments	Other	2007
Delayed draw term loan	$735.0	$—	$(9.4)	$—	$725.6
Global revolving loan facility (1)	82.8	—	(35.7)	(1.5)	45.6
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Other indebtedness (2)	97.3	60.0	(69.5)	6.4	94.2
Total debt	964.6	$60.0	$(114.6)	$4.9.9	914.9
Less: short-term debt	168.7				125.3
Less: current maturities of long-term debt	42.3				48.1
Total long-term debt	$753.6				$741.5

(1)          Amounts outstanding under the global revolving loan facility relate to borrowings to finance a portion of the cash proceeds associated with our fourth quarter 2006 acquisition of Custos.

(2)          During the three months ended March 31, 2007, we had gross borrowings and repayments of $60.0 and $45.0, respectively, under our trade receivables financing agreement.  The maximum outstanding balance under this financing agreement during the three months ended March 31, 2007 was $60.0, of which $16.0 remained outstanding at March 31, 2007 (compared to $1.0 at December 31, 2006).

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of March 31, 2007 and December 31, 2006, the participating businesses had $8.9 and $14.2, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of March 31, 2007 and December 31, 2006, the participating businesses had $35.2 and $46.5, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Availability — At March 31, 2007, we had $291.6 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the global revolving loan facility of $45.6 and to $112.8 reserved for outstanding letters of credit. In addition, at March 31, 2007, we had $79.8 of available issuance capacity under our foreign trade facility after giving effect to $402.7 reserved for outstanding letters of credit. See Note 10 to the condensed consolidated financial statements along with the consolidated financial statements contained in our 2006 Annual Report on Form 10-K for additional information on our senior credit facilities. In addition, we have a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. As of March 31, 2007, we had $83.6 available after giving effect to $16.0 borrowed under the trade receivables financing agreement. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

We believe that current cash and equivalents, which totaled $286.5 at March 31, 2007, and our availability under our senior credit facilities and existing trade receivable financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements, and required debt service.

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

Financial Instruments

Interest Rate Swaps

During the first quarter of 2006, in connection with our borrowings against our variable rate delayed draw term loan (see Note 10 to the condensed consolidated financial statements), we entered into interest rate protection agreements (“swaps”) to hedge a significant portion of the potential impact of increases in interest rates on such loan. We are accounting for these swaps as cash flow hedges and have outstanding instruments with maturities through February 2010 that effectively convert $550.0 of the borrowing under the delayed draw term loan to fixed rates of 4.7% plus the applicable margin. These are amortizing interest rate swap agreements; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of March 31, 2007, the aggregate notional amounts of the interest rate swap agreements was $531.0. The unrealized gain, net of taxes, recorded in accumulated other comprehensive loss was $1.3 and $2.6 as of March 31, 2007 and December 31, 2006, respectively. In addition, as of March 31, 2007 and December 31, 2006, we have recorded a long-term asset of $2.2 and  $4.2, respectively, to recognize the fair value of our interest rate swap agreements.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows. Our principal currency exposures relate to the Euro, British Pound and Chinese Yuan.

We have entered into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on certain forecasted transactions denominated in foreign currencies. The majority of the underlying transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. As a result of the embedded derivatives, these contracts do not qualify for hedge accounting treatment. Accordingly, the changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our condensed consolidated financial statements for the three months ended March 31, 2007 and 2006.

We had FX forward contracts with an aggregate notional amount of  $83.3 outstanding as of March 31, 2007. The fair values of our contracts were $1.1 and $1.4 (recorded as current assets) at March 31, 2007 and December 31, 2006, respectively.  The fair values of the associated embedded derivatives were $3.3 and $2.8 (recorded as current liabilities) at March 31, 2007 and December 31, 2006, respectively.

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for such transactions as cash flow hedges. As of March 31, 2007 and December 31, 2006, the unrealized loss, net of tax, recorded in accumulated other comprehensive loss was $0.2 and $0.4, respectively. We expect to reclassify the unrealized loss mentioned above to cost of products sold over the next 12 months as the hedged transactions occur. The fair values of contracts that had not settled with the counterparty as of March 31, 2007 and December 31, 2006 were $0.2 (recorded as a current asset) and $1.1 (recorded as a current liability), respectively. The amount of gain or loss recognized during the three months ended March 31, 2007 and 2006 related to the ineffectiveness of the hedges was not material.

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

Other Matters

Consortium Arrangements - We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment.  Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed.  The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work.  The use of a consortium arrangement typically results in joint and several liability for the consortium members, however, our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project.  If responsibility cannot be determined, then each consortium member is responsible according to its share of the contract value.  Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements.  As of March 31, 2007, our share of the aggregate contract value on open consortium arrangements was $157.5 (of which approximately 50.0% has been recognized thus far as revenue), whereas the aggregate contract value on open consortium arrangements was $407.3.

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. After consideration of advance payments of $66.6 and $37.5 that were made in December 2006 and January 2007, respectively (see Note 14 to the condensed consolidated financial statements), our total liabilities for unrecognized tax benefits was approximately $110.0. At this time, we are unable to determine if and when these amounts will be paid.

Contingencies and Other Matters —Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, tax positions, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolution occurs, these accruals may be adjusted and could differ materially from amounts originally estimated. See Notes 13 and 14 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.

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

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in our 2006 Annual Report on Form 10-K and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2006 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2007 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 under the heading “Litigation Matters,” included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended March 31, 2007:

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publicly announced plan or program (1)	Maximum number of shares that may yet be purchased under the plan or program

1/1/07-1/31/07 (2)	86,013	$62.77	—

2/1/07-2/28/07 (2)	760	71.35	—

3/1/07-3/31/07 (3)(4)	2,004,200	70.14	300,000	(1)

Total	2,090,973		300,000

(1)       On March 22, 2007, we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act to facilitate the repurchase of up to 1,300,000 shares of our common stock in accordance with a share repurchase program. Through March 31, 2007, we purchased 300,000 shares under the plan. In April 2007, we completed the repurchases under the plan.

(2)       Includes the surrender to us of 86,773 shares of common stock in January and February to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(3)       Includes 1,704,200 shares of common stock repurchased in the open market prior to the initiation of the Rule 10b5-1 plan noted above.

(4)       We record common stock repurchases based on the settlement date. As such, the above amounts exclude 343,487 shares we had committed to purchase as of March 31, 2007, at an average price of $70.02, which settled in April 2007 but were reflected as outstanding shares as of March 31, 2007.

ITEM 6. Exhibits

10.1	Amendment to the SPX Corporation 1997 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K filed on March 1, 2007.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 3 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: May 2, 2007	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: May 2, 2007	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

10.1	Amendment to the SPX Corporation 1997 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K filed on March 1, 2007.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 3 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan or arrangement.