Form 10-Q
period 2007-06-30
SPX CORP
filed 2007-08-02
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☒                       Accelerated Filer ☐                      Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Common shares outstanding July 27, 2007  54,470,992

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$1,276.5	$1,042.6	$2,354.4	$1,996.1
Costs and expenses:
Cost of products sold	930.8	750.0	1,713.9	1,451.0
Selling, general and administrative	231.9	218.1	467.3	425.7
Intangible amortization	4.7	3.8	9.0	7.6
Special charges, net	1.2	1.3	1.7	1.7
Operating income	107.9	69.4	162.5	110.1

Other expense, net	(0.3)	(18.8)	(1.2)	(19.5)
Interest expense	(15.5)	(16.4)	(32.3)	(30.2)
Interest income	1.0	3.6	4.4	6.8
Equity earnings in joint ventures	9.9	9.5	20.0	19.3
Income from continuing operations before income taxes	103.0	47.3	153.4	86.5

Income tax (provision) benefit	(30.8)	16.3	(48.1)	0.6
Income from continuing operations	72.2	63.6	105.3	87.1

Income (loss) from discontinued operations, net of tax	(0.8)	2.9	1.7	6.0
Gain (loss) on disposition of discontinued operations, net of tax	(7.5)	43.8	(13.9)	38.9
Income (loss) from discontinued operations	(8.3)	46.7	(12.2)	44.9

Net income	$63.9	$110.3	$93.1	$132.0

Basic income (loss) per share of common stock
Income from continuing operations	$1.29	$1.08	$1.84	$1.47
Income (loss) from discontinued operations	(0.15)	0.80	(0.21)	0.75

Net income per share	$1.14	$1.88	$1.63	$2.22

Weighted average number of common shares outstanding — basic	55.837	58.744	57.214	59.354

Income from continuing operations for diluted income per share	$72.2	$63.6	$105.3	$88.2
Net income for diluted income per share	$63.9	$110.3	$93.1	$133.1
Diluted income (loss) per share of common stock
Income from continuing operations	$1.26	$1.06	$1.80	$1.41
Income (loss) from discontinued operations	(0.14)	0.77	(0.21)	0.71

Net income per share	$1.12	$1.83	$1.59	$2.12

Weighted average number of common shares outstanding — diluted	57.286	60.212	58.697	62.774

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and equivalents	$341.7	$477.2
Accounts receivable, net	1,102.6	1,127.0
Inventories, net	582.1	514.3
Other current assets	88.9	89.4
Deferred income taxes	42.4	60.5
Assets of discontinued operations	—	190.1
Total current assets	2,157.7	2,458.5
Property, plant and equipment:
Land	35.7	30.3
Buildings and leasehold improvements	213.1	199.9
Machinery and equipment	567.2	536.0
	816.0	766.2
Accumulated depreciation	(420.0)	(391.6)
Net property, plant and equipment	396.0	374.6
Goodwill	1,788.1	1,762.2
Intangibles, net	508.6	488.0
Other assets	347.5	353.8

TOTAL ASSETS	$5,197.9	$5,437.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$538.0	$521.1
Accrued expenses	871.6	849.1
Income taxes payable	12.0	81.0
Short-term debt	220.7	168.7
Current maturities of long-term debt	60.0	42.3
Liabilities of discontinued operations	—	50.5
Total current liabilities	1,702.3	1,712.7

Long-term debt	724.0	753.6
Deferred and other income taxes	211.8	207.2
Other long-term liabilities	633.4	650.7
Total long-term liabilities	1,569.2	1,611.5

Minority interest	7.3	3.5

Shareholders’ equity:
Common stock	956.5	937.4
Paid-in capital	1,236.2	1,134.5
Retained earnings	1,869.0	1,754.2
Accumulated other comprehensive loss	(49.6)	(86.6)
Common stock in treasury	(2,093.0)	(1,630.1)
Total shareholders’ equity	1,919.1	2,109.4

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,197.9	$5,437.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended June 30,
	2007	2006
Cash flows from (used in) operating activities:
Net income	$93.1	$132.0
Less: Income (loss) from discontinued operations, net of tax	(12.2)	44.9
Income from continuing operations	105.3	87.1
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities
Special charges, net	1.7	1.7
Deferred and other income taxes	20.0	(9.2)
Depreciation and amortization	39.3	36.4
Accretion of LYONs	—	1.7
Pension and other employee benefits	30.5	32.7
Stock-based compensation	23.8	17.9
Other, net	13.4	2.9
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	2.6	(47.6)
Inventories	(62.9)	(57.3)
Accounts payable, accrued expenses, and other	(99.0)	(74.2)
Taxes paid on LYONs tax recapture	—	(45.0)
Accreted interest paid on LYONs repurchase (accreted since issuance date)	—	(84.3)
Cash spending on restructuring actions	(1.8)	(5.2)
Net cash from (used in) continuing operations	72.9	(142.4)
Net cash from (used in) discontinued operations	43.5	(8.5)
Net cash from (used in) operating activities	116.4	(150.9)
Cash flows from (used in) investing activities:
Proceeds from sales of discontinued operations, net of cash sold	139.2	73.5
Proceeds from other asset sales	4.0	2.5
Business acquisitions and investments, net of cash acquired	(1.7)	(14.1)
Capital expenditures	(31.1)	(23.8)
Net cash from continuing operations	110.4	38.1
Net cash used in discontinued operations	(1.6)	(12.6)
Net cash from investing activities	108.8	25.5
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	40.0	750.0
Repayments under senior credit facilities	(69.5)	(5.0)
Repurchase of LYONs principal	—	(576.0)
Borrowings under trade receivable agreement	302.0	—
Repayments under trade receivable agreement	(226.0)	—
Net borrowings (repayments) under other financing arrangements	(16.0)	(14.2)
Purchases of common stock	(468.7)	(357.7)
Proceeds from the exercise of employee stock options and other	106.4	112.3
Financing fees paid	—	(0.4)
Dividends paid	(29.8)	(30.9)
Net cash used in continuing operations	(361.6)	(121.9)
Net cash used in discontinued operations	(5.4)	(0.7)
Net cash used in financing activities	(367.0)	(122.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	6.3	5.5
Net decrease in cash and equivalents	(135.5)	(242.5)
Consolidated cash and equivalents, beginning of period (includes cash from discontinued operations of $0 and $3.9, respectively)	477.2	580.2
Consolidated cash and equivalents, end of period	$341.7	$337.7
Cash and equivalents of continuing operations	$341.7	$337.6
Cash and equivalents of discontinued operations	$—	$0.1

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

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. Our only significant investment reported under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture, which we account for on a three-month lag. EGS’s revenues and our equity earnings from our investment in EGS for the three months ended June 30, 2007 and 2006 totaled $130.7 and $9.7 and $117.8 and $9.1, respectively. For the six months ended June 30, 2007 and 2006, EGS’s revenues and our equity earnings from our investment in EGS totaled $257.5 and $19.7 and $240.0 and $19.0, respectively.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2006 Annual Report on Form 10-K. Interim results are not necessarily indicative of expected results for a full year. We have reclassified certain prior year amounts to conform to current year presentation, including the results of discontinued operations. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 to our condensed consolidated financial statements for information on discontinued operations).  In addition to discontinued operations, a classification adjustment has been made for equity earnings in joint ventures.  Equity earnings in joint ventures are now being presented as a component of “Income from continuing operations before income taxes,” instead of being reported on a line item after income tax provision, in order to reflect the pre-tax nature of the related amounts.    We also made a classification adjustment to our condensed consolidated statement of cash flows for the six months ended June 30, 2006 related to our election to adopt the alternative transition method provided in the Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP No. 123(R)-3”).  As a result of such adoption, we reclassified $7.8 from operating cash flows to financing cash flows for the six months ended June 30, 2006.

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

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. Our policy is to present taxes collected from a customer that are assessed by a governmental authority and directly imposed on a revenue-producing transaction net in our consolidated statement of operations.

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

(3)                                 ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

There were no material acquisitions during the first six months of 2007 or 2006.

Discontinued Operations

We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and the sale of the business or asset group is deemed probable within the next 12 months. The following businesses, which have been sold as of June 30, 2007, met these requirements and therefore have been reported as discontinued operations for the periods presented:

Business	Discontinued During the Quarter Ended	Closing of Sale During the Quarter Ended
Contech	September 30, 2006	June 30, 2007
Dock Products (“Dock”)	June 30, 2006	December 31, 2006
Dielectric Tower (“Tower”)	December 31, 2005	March 31, 2006
Security and protection business (“Vance”)	September 30, 2005	March 31, 2006

Contech — Sold for $139.2 in cash during the second quarter of 2007 resulting in a net loss during the quarter of $4.3 due primarily to expenses that were contingent upon the consummation of the sale, which included $1.1 due to the modification of the vesting period of restricted stock units that had been issued to certain Contech employees (see Note 12 to our condensed consolidated financial statements for further information). During the first quarter of 2007, in connection with the sale, we recorded a loss of $6.6 in order to reduce the net assets sold to the net proceeds received from the sale.  In addition, in April 2007, we settled a capital lease obligation for $5.3 relating to equipment that was transferred to the buyer of Contech.  During the third quarter of 2006, we recorded a charge of $102.7 to “loss on disposition of discontinued operations, net of tax” in order to reduce the net assets to be sold to their estimated net realizable value.

Dock — Sold for $43.5 in cash during the fourth quarter of 2006 resulting in a net gain of $29.0.  In the second quarter of 2006, we recorded a gain of $39.0 based on the anticipated tax benefit resulting from the decision to sell this business.  In the fourth quarter of 2006, we recorded a loss of $10.0 to reflect the final sale price and related tax benefit in conjunction with the sale.

Tower — Sold for $6.9 in cash, with $2.5 received in the first quarter of 2006 and the remainder in the fourth quarter of 2006. In 2005, we recorded a loss, net of taxes, of $11.3 in order to reduce the net assets to be sold to their estimated net realizable value.  During the first quarter of 2006, we increased the net loss by $2.2 based on the proceeds received from the sale.

Vance — Sold for $70.6 in cash. In 2005, we recorded a loss, net of taxes, of $26.8 in order to reduce the net assets to be sold to their estimated net realizable value.  During the first quarter of 2006, we increased the net loss by $2.9, primarily for expenses that were contingent upon the consummation of the sale.  During the second quarter of 2006, we reduced the net loss by $1.5 as a result of the favorable resolution of a contingent liability.

In addition to the Dock, Tower, Vance and Contech businesses discussed above, we recognized net losses of $3.2 and $3.0 during the three and six months ended June 30, 2007, respectively, and net gains of $3.3 and $3.5 during the three and six months ended June 30, 2006, respectively, resulting from adjustments to gains/ losses on sales from previously discontinued businesses.  Refer to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2004 through 2006.

The final purchase price for certain divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers and in the event we cannot come to agreement with the buyers, an arbitration process. Final agreement of the working capital figures with the buyers for certain transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divesture (e.g., income taxes) may occur.  As such, it is possible that the purchase price and resulting gains/losses on these and other previous divestitures may be adjusted in subsequent periods.

For the three and six months ended June 30, 2007 and 2006, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Income (loss) from discontinued operations	$(3.9)	$7.6	$(6.3)	$4.8
Income tax (provision) benefit	(4.4)	39.1	(5.9)	40.1
Income (loss) from discontinued operations, net	$(8.3)	$46.7	$(12.2)	$44.9

For the three and six months ended June 30, 2007 and 2006, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$11.5	$116.4	$90.9	$232.6

Pre-tax income (loss)	(1.3)	4.6	2.5	9.7

The major classes of assets and liabilities, excluding inter-company balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheet as of December 31, 2006 are shown below:

Assets:
Accounts receivable, net	$39.8
Inventories, net	12.6
Other current assets	2.7
Net property, plant and equipment	120.2
Goodwill and intangibles, net	13.5
Other assets	1.3
Assets of discontinued operations	$190.1

Liabilities:
Accounts payable	$30.5
Accrued expenses and other	12.0
Short term debt	1.8
Long term debt and other	6.2
Liabilities of discontinued operations	$50.5

(4)                                 BUSINESS SEGMENT INFORMATION

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services, with operations in over 20 countries. Our products include, but are not limited to, valves, fluid handling equipment, metering and mixing solutions, air filtration products, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, vehicle service, telecommunications, and transportation.

We have aggregated our operating segments into four reportable segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, and distribution methods. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expenses, stock-based compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

Flow Technology

Our Flow Technology segment designs, manufactures, and markets solutions and products that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications and airflow treatment systems. Our Flow Technology businesses focus on innovative, highly engineered new product introductions and expansion from products to systems and services to create customer solutions.

Test and Measurement

Our Test and Measurement segment engineers and manufactures branded, technologically advanced test and measurement products used across the transportation, defense, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services, and sophisticated testing and validation. Products for the segment include specialty diagnostic service tools, fare collection systems, portable cable and pipe locators, and vibration testing equipment. The segment continues to focus on initiatives such as lean manufacturing, expanding its commercialization of the China market and leveraging its outsourcing model.

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures, and services cooling, heating, and ventilation products for markets throughout the world. Products for the segment include dry, wet, and hybrid cooling systems, and cooling towers for the power generation, refrigeration, HVAC, and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade, and modernize power stations. The segment continues to focus on expanding its global reach, including expanding its dry cooling, heating, and manufacturing capacity in China, as well as increasing thermal components and service offerings, particularly in China and Europe.

Industrial Products and Services

Our Industrial Products and Services segment comprises businesses that design, manufacture and market power systems, industrial tools and hydraulic units, filters primarily for automatic transmissions, precision machine components for the aerospace industry, and TV and radio broadcast antenna systems.

Corporate Expenses

Corporate expenses include the cost of our Charlotte, NC corporate headquarters, our Horsham, PA information technology data center, and our Asia-Pacific center in Shanghai, China.

Financial data for our business segments, including the results of businesses acquired from the respective dates of acquisition, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues (1):
Flow Technology	$303.5	$239.0	$577.9	$457.0
Test and Measurement	307.2	286.5	565.4	543.3
Thermal Equipment and Services	412.6	309.7	746.3	592.8
Industrial Products and Services	253.2	207.4	464.8	403.0
Total Revenues	$1,276.5	$1,042.6	$2,354.4	$1,996.1

Segment Income:
Flow Technology	$45.2	$34.6	$82.8	$62.6
Test and Measurement	33.5	41.5	59.4	65.5
Thermal Equipment and Services (2)	37.4	13.6	53.2	25.3
Industrial Products and Services (3)	34.3	22.4	60.3	41.2
Total Segment Income	150.4	112.1	255.7	194.6

Corporate Expenses	20.9	21.2	46.3	41.3
Pension and Postretirement Expense	10.7	11.7	21.4	23.6
Stock-based Compensation Expense	9.7	8.5	23.8	17.9
Special Charges, net	1.2	1.3	1.7	1.7

Consolidated Operating Income	$107.9	$69.4	$162.5	$110.1

(1)

Under the percentage of completion method, we recognized revenues of $268.2 and $206.0 for the three months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007 and 2006, revenues under the percentage of completion method were $497.0 and $395.5, respectively.  Costs and estimated earnings in excess of billings on contracts accounted under the percentage of completion method were approximately $216.0 and $199.0 as of June 30, 2007 and December 31, 2006, respectively, and classified as a component of “Accounts receivable, net” in the condensed consolidated balance sheets.  Billings in excess of costs and estimated earnings on uncompleted contracts accounted under the percentage of completion method were approximately $222.0 and $163.0 as of June 30, 2007 and December 31, 2006, respectively, and classified as a component of “Accrued expenses” in the condensed consolidated balance sheets.

(2)

During the second quarter of 2007, we reduced selling, general and administrative expenses by $5.0 for cost improvements associated with a state-approved environmental remediation plan at a site in California.

(3)

We recorded charges of $6.0 and $9.6 during the three and six months ended June 30, 2007, respectively, related to the settlement of a legacy product liability matter.  Such charges are included in cost of products sold in the condensed consolidated statements of operations.

(5)                                 SPECIAL CHARGES

Special charges, net, for the three months ended June 30, 2007 totaled $1.2 and related to workforce reduction costs within our Test and Measurement segment ($0.5), exit activities associated with a facility in Belgium within our Thermal Equipment and Services segment ($0.6), and $0.1 of costs at Corporate relating to a legal entity reduction initiative.  For the six months ended June 30, 2007, special charges, net, totaled $1.7 and included the charges noted above, as well as charges for the first quarter of 2007 of $0.5 relating to various consolidation initiatives at our Flow Technology ($0.2), Test and Measurement ($0.1), and Industrial Products and Services ($0.1) segments, as well as $0.1 of costs at Corporate relating to the aforementioned legal entity reduction initiative.

Special charges, net, for the three months ended June 30, 2006 totaled $1.3 and related to costs within our Flow Technology segment associated with exit activities at a facility in St. Paul, NC of $0.9 and $0.4 of costs relating to a previously announced reorganization of a Netherlands operation and exit activities at two locations in the United Kingdom.  For the six months ended June 30, 2006, special charges, net, totaled $1.7 and included the charges noted above, as well as charges for the first quarter of 2006 of $0.4 relating to a previously announced consolidation initiative within our Thermal Equipment and Services segment.

At June 30, 2007, $2.9 of restructuring liabilities remained on the condensed consolidated balance sheet.

 (6)          INVENTORIES

Inventories consisted of the following amounts:

	June 30, 2007	December 31, 2006
Finished goods	$232.4	$204.8
Work in process	140.6	114.0
Raw material and purchased parts	238.4	221.9
Total FIFO cost	611.4	540.7
Excess of FIFO cost over LIFO inventory value	(29.3)	(26.4)
Total inventories	$582.1	$514.3

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 43% and 45% of the total inventory at June 30, 2007 and December 31, 2006, respectively. All other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $2.4 and $5.4 at June 30, 2007 and December 31, 2006, respectively.

(7)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, are as follows:

	December 31, 2006	Goodwill resulting from business combinations	Foreign Currency Translation and other (1)	June 30, 2007
Flow Technology	$472.8	$—	$19.8	$492.6
Test and Measurement	384.1	—	1.3	385.4
Thermal Equipment and Services	602.4	—	4.8	607.2
Industrial Products and Services	302.9	—	—	302.9
Total	$1,762.2	$—	$25.9	$1,788.1

(1)          Includes adjustments resulting from acquisitions completed not more than one year prior to the date of adjustment and adjustments to tax positions considered uncertain at the date of the acquisition.  Adjustments to goodwill during the six months ended June 30, 2007 by the Flow Technology segment related primarily to the acquisition of Aktiebolaget Custos (“Custos”) in December 2006.

Other Intangibles

	June 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patents	$29.1	$(18.5)	$10.6	$35.9	$(23.6)	$12.3
Technology	30.3	(7.4)	22.9	26.6	(6.1)	20.5
Customer Relationships	121.0	(14.2)	106.8	68.4	(9.7)	58.7
Other	26.7	(10.1)	16.6	86.7	(11.0)	75.7
	207.1	(50.2)	156.9	217.6	(50.4)	167.2
Trademarks with indefinite lives	351.7	—	351.7	320.8	—	320.8
Total	$558.8	$(50.2)	$508.6	$538.4	$(50.4)	$488.0

Estimated annual amortization expense related to these intangible assets is $17.5 in 2007, $15.4 in 2008, $12.1 in 2009, $12.0 in 2010, and $11.6 in 2011.

At June 30, 2007, intangible assets with determinable lives were primarily associated with the following segments: $57.2 in the Flow Technology segment, $60.7 in the Test and Measurement segment, and $32.9 in the Thermal Equipment and Services segment. Trademarks with indefinite lives were associated with the following segments:  $135.4 in the Flow Technology segment, $69.3 in the Test and Measurement segment, $132.0 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

During the six months ended June 30, 2007, we recorded adjustments in accordance with SFAS No. 141, “Business Combinations,” related to the acquisition of Custos, which resulted in an increase of $29.7 and $51.6 to trademarks with indefinite lives and customer relationships, respectively, and a decrease of $59.7 to “Other” intangible assets.

Consistent with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” we annually test the recoverability of our indefinite lived intangible assets and continually monitor impairment indicators across all our reporting units. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

(8)                                 WARRANTY

The following is an analysis of our product warranty liability for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,
	2007	2006
Balance at beginning of period	$55.8	$51.1
Acquisitions and divestitures, net	—	(0.1)
Provisions	14.4	16.9
Usage	(13.7)	(14.2)
Balance at end of period	56.5	53.7
Less: Current portion of warranty	40.7	38.6
Non-current portion of warranty	$15.8	$15.1

(9)                                 EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$2.1	$2.4	$4.3	$4.9
Interest cost	16.1	16.7	32.3	33.4
Expected return on plan assets	(19.3)	(20.2)	(38.8)	(40.4)
Amortization of unrecognized losses	8.1	9.2	16.2	18.4
Amortization of unrecognized prior service cost	(0.2)	(0.1)	(0.3)	(0.2)
Settlement loss	3.7	—	3.7	—
Total net periodic pension benefit expense	10.5	8.0	17.4	16.1
Less: Net periodic pension benefit expense of discontinued operations	(3.8)	(0.3)	(4.0)	(0.5)
Net periodic pension benefit expense of continuing operations	$6.7	$7.7	$13.4	$15.6

Foreign Pension Plans

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$0.9	$0.7	$1.5	$1.4
Interest cost	3.5	3.1	6.7	6.0
Expected return on plan assets	(4.1)	(3.6)	(7.9)	(7.1)
Amortization of unrecognized losses	0.3	0.6	0.9	1.2
Net periodic pension benefit expense	$0.6	$0.8	$1.2	$1.5

PostretirementBenefit Plans

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$—	$—	$0.1	$0.1
Interest cost	2.6	2.5	5.1	5.0
Amortization of unrecognized losses	1.1	1.0	2.2	2.0
Amortization of unrecognized prior service cost	(0.3)	(0.3)	(0.6)	(0.6)
Net periodic benefit cost	$3.4	$3.2	$6.8	$6.5

During the second quarter of 2007, we made contributions of approximately $12.0 to our foreign plans. Our estimates of full-year 2007 required employer contributions to our employee benefit plans have not changed significantly from those disclosed in the consolidated financial statements contained in our 2006 Annual Report on Form 10-K.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the six months ended June 30, 2007:

	December 31, 2006	Borrowings	Repayments	Other	June 30, 2007
Delayed draw term loan	$735.0	$—	$(18.8)	$—	$716.2
Domestic revolving loan facility (1)	—	40.0	(15.0)	—	25.0
Global revolving loan facility (2)	82.8	—	(35.7)	(0.7)	46.4
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Other indebtedness (3)	97.3	302.0	(242.0)	10.3	167.6
Total debt	964.6	$342.0	$(311.5)	$9.6	1,004.7
Less: short-term debt	168.7				220.7
Less: current maturities of long-term debt	42.3				60.0
Total long-term debt	$753.6				$724.0

(1)	Amounts outstanding under the domestic revolving loan facility relate to borrowings to facilitate the repurchase of common stock (see Note 12 for further details).
(2)	Amounts outstanding under the global revolving loan facility relate to borrowings to finance a portion of the cash proceeds associated with our fourth quarter 2006 acquisition of Custos.
(3)

During the six months ended June 30, 2007, we had gross borrowings and repayments of $302.0 and $226.0, respectively, under our trade receivables financing agreement.  The maximum outstanding balance under this financing agreement during the six months ended June 30, 2007 was $130.0, of which $77.0 remained outstanding at June 30, 2007 (compared to $1.0 at December 31, 2006).

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

•                  a global revolving loan facility in an aggregate principal amount of $100.0 with final maturity in November 2010; and

•                  a foreign trade facility in an aggregate principal amount of 383.2 Euro (inclusive of a 21.3 Euro increase to the available issuance capacity during the quarter ended June 30, 2007) with final maturity in November 2010, subject to two extensions of the final maturity date of two years each, at our option.  As of June 30, 2007, the U.S. dollar equivalent of available issuance capacity under this facility, exclusive of any outstanding letters of credit, was $514.7.

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

Our senior credit facilities require that we maintain a Consolidated Interest Coverage Ratio (generally defined as the ratio of consolidated adjusted EBITDA, as defined in the senior credit facilities, for the four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00, and a Consolidated Leverage Ratio as of the last day of any fiscal quarter of no more than 3.25 to 1.00. Our senior credit facilities also contain covenants that restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchases of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities.  We do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Lastly, our senior credit facilities contain customary representations, warranties, affirmative covenants, and events of default.

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

At June 30, 2007, we were in compliance with all covenant provisions of our senior credit facilities, and did not have any restrictions on our ability to repurchase shares or pay dividends.

(11)                          FINANCIAL INSTRUMENTS

Interest Rate Swaps

During the first quarter of 2006, in connection with our borrowings against our variable rate delayed draw term loan (see Note 10), we entered into interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates on such loan. These swaps, which we account for as cash flow hedges, have maturities through February 2010 and effectively convert $550.0 of the borrowing under the delayed draw term loan to fixed rates of 4.7% plus the applicable margin. These are amortizing interest rate swap agreements; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of June 30, 2007, the aggregate notional amount of the interest rate swap agreements was $524.0.  The unrealized gain, net of taxes, recorded in accumulated other comprehensive loss was $4.0 and $2.6 as of June 30, 2007 and December 31, 2006, respectively. In addition, as of June 30, 2007 and December 31, 2006, we have recorded a long-term asset of $6.5 and $4.2, respectively, to recognize the fair value of our interest rate swap agreements.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, and Chinese Yuan.

We have entered into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on forecasted transactions denominated in foreign currencies. The majority of the underlying transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. As a result of the embedded derivatives, these contracts do not qualify for hedge accounting treatment. Accordingly, the changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006.

As of June 30, 2007, the aggregate notional amount of outstanding foreign currency forward contracts was $82.6. The fair value of these contracts was $0.7 and $1.4 (recorded as a current asset) as of June 30, 2007 and December 31, 2006, respectively.  The fair value of the associated embedded derivatives was $3.0 and $2.8 (recorded as a current liability) as of June 30, 2007 and December 31, 2006, respectively.

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for such transactions as cash flow hedges. As of June 30, 2007 and December 31, 2006, the unrealized gain (loss), net of tax, recorded in accumulated other comprehensive loss was $0.6 and $(0.4), respectively. We expect to reclassify substantially all the unrealized gain (loss) mentioned above to cost of products sold over the next 12 months as the hedged transactions occur. The fair values of contracts that had not settled with the counterparty as of June 30, 2007 and December 31, 2006 were $0.7 (recorded as a current asset) and $1.1 (recorded as a current liability), respectively. The amount of gain or loss recognized during the three and six months ended June 30, 2007 and 2006 related to the ineffectiveness of the hedges was not material.

(12)                          SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth calculations used in the computation of basic and diluted income per share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations for calculating basic income per share	$72.2	$63.6	$105.3	$87.1
Interest on convertible LYONs, net of tax	—	—	—	1.1
Income from continuing operations for calculating diluted income per share	$72.2	$63.6	$105.3	$88.2

Net income for calculating basic income per share	$63.9	$110.3	$93.1	$132.0
Interest on convertible LYONs, net of tax	—	—	—	1.1
Net income for calculating diluted income per share	$63.9	$110.3	$93.1	$133.1

Denominator:
Weighted-average number of common shares outstanding for calculating basic income per share	55.837	58.744	57.214	59.354
Dilutive Securities—Employee stock options, restricted stock and restricted stock units	1.449	1.468	1.483	1.462
Conversion of convertible LYONs	—	—	—	1.958
Weighted-average number of common shares outstanding and dilutive securities for calculating diluted income per share	57.286	60.212	58.697	62.774

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.7 and 1.0 for the three and six months ended June 30, 2007, respectively, and 7.5 and 8.1 for the three and six months ended June 30, 2006, respectively.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 6.1 of these shares were available for grant at June 30, 2007.  The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or restricted stock.

During the six months ended June 30, 2007 and 2006, we classified excess tax benefits from stock-based compensation of $17.8 and $8.3, respectively, as financing cash flows within our condensed consolidated statement of cash flows under the caption “Proceeds from the exercise of stock options and other.”

Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options, vest ratably over three years, which vesting may be subject to performance criteria, and expire no later than 10 years from the date of grant. The option price per share may be no less than the fair market value of our common stock on the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired.  Any future issuances of options under the plan will not have a reload feature, pursuant to the terms of the plan. We have not granted any new stock options since 2003.

Restricted stock or restricted stock units may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and awards vest over a specified time period, typically three years. In addition, the restrictions lapse and the awards vest in the event of retirement, death or disability. The 2004 grants vest ratably over three years. In December 2004, the Compensation Committee of the Board of Directors announced changes to our stock-based employee compensation program. Under the announced changes, performance thresholds have been instituted for vesting of substantially all restricted stock and restricted stock units awarded in 2005 and subsequent applicable years. This vesting is based on SPX shareholder return versus the S&P 500 composite index. Pursuant to the terms of the plan, the awards will vest ratably over three years if the SPX total shareholder return outperforms the S&P 500 composite index on an annual basis. In the event the award does not vest in any year, the SPX total shareholder return versus the S&P 500 composite index for the cumulative periods will serve as the basis for vesting.

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

The following table summarizes the stock option activity from December 31, 2006 through June 30, 2007:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	4.836	$60.97
Exercised	(1.666)	53.22
Terminated	(0.170)	68.37
Outstanding and exercisable at June 30, 2007	3.000	64.86

The weighted average remaining term, in years, of stock options outstanding and exercisable at June 30, 2007 was 2.9. The total number of in-the-money options exercisable on June 30, 2007 was 2.618. Aggregate intrinsic value (market value of stock less option exercise price) represents the total pre-tax intrinsic value, based on our closing stock price on June 30, 2007, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at June 30, 2007 was $71.9.  The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $34.9 and $23.5, respectively.

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2006 through June 30, 2007:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2006	1.525	$36.95
Granted	0.811	46.15
Vested	(0.743)	41.28
Forfeited	(0.097)	37.61
Outstanding at June 30, 2007	1.496	40.73

As of June 30, 2007, there was $34.7 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted average period of 1.3 years.

In conjunction with the sale of Contech in the second quarter of 2007 (see Note 3), we modified the existing outstanding awards issued to certain Contech employees by removing all restrictions associated with 0.046 restricted stock units and accelerating the vesting period to the effective date of the modification.  This modification resulted in 0.031 shares issued, 0.015 shares withheld related to the SPX minimum required tax withholdings and net expense recorded of $1.1 as part of the loss on disposition.

Comprehensive Income (Loss)

The components of comprehensive income were as follows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$63.9	$110.3	$93.1	$132.0
Foreign currency translation adjustments	11.9	28.1	21.6	35.5
Pension liability adjustment, net (1)	7.6	—	13.0	—
Change in unrealized gains on qualifying cash flow hedges, net (2)	3.5	3.7	2.4	9.0
Comprehensive income	$86.9	$142.1	$130.1	$176.5

(1)                                  The change in pension liability adjustment is net of a tax provision of  $4.8 and $8.2 for the three and six months ended June 30, 2007, respectively.

(2)                                  The change in unrealized gain on qualifying cash flow hedges is net of a tax provision of $2.2 and $2.3 for the three months ended June 30, 2007 and 2006, respectively, and net of a tax provision of $1.5 and $5.6 for the six months ended June 30, 2007 and 2006, respectively.

The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	June 30, 2007	December 31, 2006
Foreign currency translation adjustment	$229.5	$207.9
Pension liability adjustment, net of tax benefit of $178.2 and $186.4, respectively	(283.7)	(296.7)
Unrealized gains on qualifying cash flow hedges, net of tax provision of $2.9 and $1.4, respectively	4.6	2.2
Accumulated other comprehensive loss	$(49.6)	$(86.6)

Common Stock in Treasury

During the first six months of 2007, we repurchased 6.1 shares (of which 4.4 were repurchased under the written trading plans entered into on March 22, 2007 and May 7, 2007 as noted below) of our common stock for total cash consideration of $468.7.  We record common stock repurchases based on the settlement date. In addition to the above repurchases, during the six months ended June 30, 2007, “Common Stock in Treasury” was reduced by $12.1 for out-of-plan stock option exercises issued from treasury stock and increased by $6.3 for common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

On March 22, 2007, we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to 1.3 shares of our common stock in accordance with the share repurchase program authorized by our Board of Directors as announced on December 21, 2005. We completed the plan in April 2007.  On May 7, 2007, we adopted a new Rule 10b5-1 plan to facilitate the repurchase of up to an additional 6.0 shares of our common stock. As of July 31, 2007, 2.0 shares remained to be purchased under this plan.

Dividends

The dividends declared during each of the first two quarters of 2007 and 2006 were $0.25 per share and totaled $14.9 and $13.8 in the first and second quarters of 2007 and $15.0 and $14.8 during the first and second quarters of 2006, respectively.

(13)                          CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits, and contract, intellectual property, employment, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers’ compensation, etc.), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations, and cash flows. These accruals totaled $347.9 (including $266.1 for risk management matters) and $364.4 (including $260.3 for risk management matters) at June 30, 2007 and December 31, 2006, respectively. Of these amounts, $257.4 and $262.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at June 30, 2007 and December 31, 2006, respectively, with the remainder included in “Accrued expenses.”

Litigation Matters

On or about October 29, 2001, we were served with a complaint by VSI Holdings, Inc. (“VSI”) in the 6th Judicial Circuit Court of the State of Michigan seeking enforcement of a merger agreement that we had terminated.  On June 8, 2006, we reached a settlement with VSI resolving this litigation.  Under the terms of the settlement, the lawsuit was dismissed with prejudice, neither party admitted any liability or wrongdoing, and we made a payment in the amount of $20.0 to VSI.  The charge associated with this payment was recorded in the second quarter of 2006 and has been included in “Other expense, net” within our 2006 consolidated statement of operations.

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

On October 9, 2006, we reached an agreement in principle to settle both the Securities Class Action and the tag-along ERISA action, subject to court approval. On December 22, 2006, the court granted preliminary approval of the settlement and scheduled a settlement hearing. On April 10, 2007, the court conducted the settlement hearing and, on April 13, 2007, the court entered an order and final judgment in each case approving the settlement and dismissing the settled claims with prejudice. Under the terms of the settlement, our aggregate net settlement payment, after reimbursement by our insurer, was $5.1, which we paid into the settlement fund in May 2007. We recorded the liability associated with the settlement payment in the third quarter of 2006.

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

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violation that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 64 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, there can be no assurance that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 30 sites at which the liability has not been settled, and only 17 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is insignificant.

We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental problem is identified we estimate the cost and either establish a reserve, purchase insurance or obtain an indemnity from a financially sound seller. However, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We account for these assumed liabilities in accordance with SFAS No. 5 “Accounting for Contingencies” and, therefore, record the liability when it is both probable and the amount can be reasonably estimated. Due to the uncertainties previously described, we are unable to reasonably estimate the amount of possible additional losses associated with the resolution of these matters beyond what has been recorded.

In our opinion, after considering accruals established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows.

Risk Management Matters

We are self-insured for certain of our product and general liability, workers’ compensation, and automobile costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by management, are based on claims filed and estimates of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; this insurance may be insufficient or unavailable to protect us against potential loss exposures.

(14)                          INCOME TAXES

Adoption of FIN 48

As disclosed in Note 2, effective January 1, 2007 we adopted the provisions of FIN 48.  As a result of such adoption, we recognized a decrease of $50.4 in our liability for unrecognized tax benefits, with a corresponding increase to retained earnings. As of January 1, 2007, and after recognizing the decrease in the liability noted above, our gross unrecognized tax benefits totaled $195.0 (net unrecognized tax benefits of $175.1), of which $113.7 would impact our effective tax rate, if recognized. As of June 30, 2007, our gross unrecognized tax benefits totaled $198.5 (net unrecognized tax benefits of $178.6).

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision.  As of January 1, 2007, gross accrued interest, excluded from the amounts above, after considering the impact of the decrease to our liability for unrecognized tax benefits, totaled $76.5 (net accrued interest of $46.3), while the related gross amount as of June 30, 2007 was $81.4 (net accrued interest of $49.2). There were no penalties recorded as of January 1, 2007 or during the three and six months ended June 30, 2007.

Based on the outcome of certain examinations, the expiration of statute of limitations for certain jurisdictions, or favorable resolution of other matters, we believe that within the next 12 months it is reasonably possible that approximately $14.0 of our previously unrecognized tax benefits could be recorded to our income tax provision.

Tax Contingencies and Other Tax Matters

In 1997 we, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and self-insurance liabilities associated with existing retiree medical, workers compensation, and key manager life insurance programs to fully consolidated risk management companies (“RMCs”) in exchange for stock representing a minority interest in the RMCs. Subsequently, we sold the minority interest in the RMCs to a third-party investor at fair market value, which resulted in a capital loss of $73.7 for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received on the sale of the stock. In 1998 and 1999, we entered into similar transactions designed to manage and reduce costs associated with certain healthcare and environmental liabilities. Those transactions resulted in tax losses of $84.8 and $40.9, respectively. In 2001, the Internal Revenue Service (“IRS”) indicated that it intended to challenge the tax treatment of these types of transactions.

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

In July 2006, the IRS issued an examination report covering our 1998 to 2002 income tax returns.  As expected, the IRS disallowed the tax losses associated with the 1998 and 1999 transactions noted above.   We disagree with the disallowance and filed a protest with the Appeals Office of the IRS in August 2006.  If the IRS ultimately prevails in its position with respect to the tax losses, our income tax due for 1998 and 1999 would increase by $45.8, plus net interest of approximately $18.6. Thus far, the IRS has not proposed penalties with regard to the 1998 and 1999 transactions.

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

If we are unable to resolve these matters, we would expect to receive a notice of tax deficiency from the IRS.  Upon receiving the notice, we would have the following options:

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

We continue to disagree with the disallowances. If we are unable to resolve these matters, we will make a decision as to which of the above three options we will pursue. In any event, we intend to aggressively contest these matters through applicable IRS and judicial procedures, as appropriate.

Although we have not agreed to the assessment for the matters, we nonetheless made an advance payment equal to the amount that would be due if we were to agree with certain adjustments.  The amount likely to be due to the IRS if the matters were to be settled in the Appeals Office of the IRS is approximately $104.1.  We made an advance payment of $66.6 to the IRS in December 2006 and an additional payment of $37.5 in January 2007.  While the resolution of these issues may result in taxes that differ from the amounts recognized for these matters, we currently believe that the resolution will not have a material adverse effect on our financial position or liquidity.

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

We have various foreign income tax returns in the process of examination.  Currently, there are audits by Canadian tax authorities related to our 2000 to 2004 tax returns.  The German tax authorities commenced audits of certain income tax returns related to the 2002 to 2005 tax years.  The tax authorities in the United Kingdom have raised questions with regard to certain tax positions related to our 2003 to 2004 tax returns.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

In our 2006 Annual Report on Form 10-K, we outlined six key operating initiatives designed to improve revenues and operating income and margins. These key initiatives are: emerging markets; new product development; lean manufacturing; supply chain management; information technology centralization; and organizational development. During the first six months of 2007, we continued to focus on these initiatives, which contributed to a year over year improvement in revenues and operating income of 18.0% and 47.6%, respectively.  During the remaining quarters of 2007, we anticipate continued progress across all these key initiatives, which we expect will result in additional improvement in revenue and operating income and margins. In addition, our consolidated financial results for the first six months of 2007 were impacted by the following transactions:

•                    We sold Contech, our automotive components business, for net cash proceeds of $139.2. We recorded a net loss on the sale, to discontinued operations, of $10.9.

•                    We repurchased 6.1 shares of our common stock for $468.7.

•                  We had net borrowings on our trade receivable financing agreement of $76.0 to facilitate the repurchase of common stock noted above.

•                  We recorded a benefit of $5.0 within our Thermal Equipment and Services segment for cost improvements associated with a state-approved environmental remediation plan at a site in California.

•                  We recorded charges of $9.6 related to the settlement of a legacy product liability matter within our Industrial Products and Services segment.

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

Seasonality, End-Market Fluctuation and Competition — Many of our businesses closely follow changes in the industries and end markets that they serve. Demand for cooling towers and related services is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Revenues for our service solutions business typically follow program launch timing for diagnostic systems and service equipment. In addition, certain businesses have seasonal fluctuations. Our heating and ventilation products businesses tend to be stronger during the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. In aggregate, our businesses generally tend to be stronger in the second half of the year.

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

Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions and divestitures. We believe that this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, because when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three and six months ended June 30, 2007 and 2006, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Revenues	$1,276.5	$1,042.6	22.4	$2,354.4	$1,996.1	18.0
Gross profit	345.7	292.6	18.1	640.5	545.1	17.5
% of revenues	27.1%	28.1%		27.2%	27.3%
Selling, general and administrative expense	231.9	218.1	6.3	467.3	425.7	9.8
% of revenues	18.2%	20.9%		19.8%	21.3%
Intangible amortization	4.7	3.8	23.7	9.0	7.6	18.4
Special charges, net	1.2	1.3	(7.7)	1.7	1.7	—
Other expense, net	(0.3)	(18.8)	(98.4)	(1.2)	(19.5)	(93.8)
Interest expense, net	(14.5)	(12.8)	13.3	(27.9)	(23.4)	19.2
Equity earnings in joint ventures	9.9	9.5	4.2	20.0	19.3	3.6
Income from continuing operations before income taxes	103.0	47.3	*	153.4	86.5	*
Income tax (provision) benefit	(30.8)	16.3	(289.0)	(48.1)	0.6	*
Income from continuing operations	72.2	63.6	*	105.3	87.1	*

Components of Consolidated Revenue Growth:
Organic Growth			17.9%			13.0%
Foreign Currency			2.3%			2.7%
Acquisitions and Other, Net			2.2%			2.3%
Net Revenue Growth			22.4%			18.0%

* Not meaningful for comparison purposes.

Revenues — For the three and six months ended June 30, 2007, the increase in revenues compared to the respective 2006 periods was driven primarily by organic revenue growth.  We continued to experience strong demand in the power, mining, oil and gas and dehydration markets serviced by businesses in our Flow Technology segment, as well as for thermal services and cooling systems and products within our Thermal Equipment and Services segment.  Growth in our Industrial Products and Services segment has been led by strong demand for power transformers and machined components for aircraft. Revenues for the three and six months ended June 30, 2007 also benefited from the fourth quarter 2006 acquisition of Aktiebolaget Custos (“Custos”) within our Flow Technology segment, as well as from the favorable impact of foreign currencies (i.e., weakening of the U.S. dollar against most other currencies).

Gross profit — The increase in gross profit for the three and six months ended June 30, 2007 compared to the respective 2006 periods was due primarily to the revenue performance described above.  Gross profit as a percentage of revenues for the three and six months ended June 30, 2007 as compared to the respective 2006 periods was impacted favorably by leverage on the organic growth noted above and lean manufacturing initiatives.  Gross profit as a percentage of revenues has been negatively impacted in 2007 by a significant decline in OEM program launches within our Test and Measurement segment due to difficult conditions within the domestic automotive market.  In addition, gross profit for the three and six months ended June 30, 2007 has been negatively impacted by charges of $6.0 and $9.6, respectively, within our Industrial Products and Services segment related to the settlement of a legacy product liability matter.

 Selling, general and administrative (“SG&A”) expenses — For the three months ended June 30, 2007, the increase in SG&A expense was due primarily to the impact of the revenue growth previously described and the acquisition of Custos within our Flow Technology segment, as well as additional stock-based compensation expense. These increases were partially offset by a benefit of $5.0 within our Thermal Equipment and Services segment for cost improvements associated with a state-approved environmental remediation plan at a site in California.

For the six months ended June 30, 2007, the increase in SG&A was due to the matters noted above, as well as an increase in corporate expenses during the period as compared to the respective period in 2006.

Intangible amortization — For the three and six months ended June 30, 2007, the increase in intangible amortization was due to amortization expense associated with intangible assets acquired in connection with the fourth quarter 2006 Custos transaction.

Special charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, sales, and administrative facilities. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2007 and 2006.

Other expense, net — Other expense, net for the three months ended June 30, 2007 was composed primarily of minority interest charges of $0.7, offset by foreign currency transaction gains of $0.4.  For the three months ended June 30, 2006, other expense, net was composed of $20.0 costs to settle the litigation with VSI and foreign currency transaction losses of $0.9, partially offset by income of $2.1 relating to life insurance death benefits that were received during the quarter.

Other expense, net for the six months ended June 30, 2007 was composed primarily of minority interest charges of $0.9 and foreign currency transaction losses of $0.9, partially offset by gains on sales of assets of $0.5.  For the six months ended June 30, 2006, other expense, net was composed of the VSI settlement costs and life insurance death benefits noted above as well as foreign currency transaction losses of $1.8.

Interest expense, net — Interest expense, net includes both interest expense and interest income.  The increase in interest expense, net, during the three months ended June 30, 2007 as compared to the respective period in 2006 was due to higher average debt balances for the three months ended June 30, 2007, as a result of debt incurred and assumed in connection with the Custos acquisition and the additional borrowings on the trade receivable financing agreement and domestic revolving loan facility to facilitate the repurchase of common stock.

For the six months ended June 30, 2007, the increase in interest expense, net was due to the higher average debt balances noted above as well as higher average interest rates during the six months ended June 30, 2007 as compared to the same period in 2006.  Specifically, the Liquid Yield Option Notes (“LYONs”), which carried an interest rate of 2.75%, were outstanding for a portion of the six months ended June 30, 2006.  The LYONs were redeemed on February 2, 2006 with proceeds from our delayed draw term loan, which carries a higher interest rate than that associated with the LYONs.

Refer to the discussion of Liquidity and Financial Condition in our 2006 Annual Report on Form 10-K for details pertaining to our 2006 debt activity.

Equity earnings in joint ventures — The increase in equity earnings in joint ventures for the three and six months ended June 30, 2007 was attributable primarily to strong operational performance at our EGS Electrical Group, LLC and Subsidiaries joint venture.

Income tax provision — For the three months ended June 30, 2007, we recorded an income tax provision of $30.8 on $103.0 of pre-tax income from continuing operations, resulting in an effective tax rate of 29.9%.  This compares to an income tax benefit for the three months ended June 30, 2006 of $16.3 on $47.3 of pre-tax income from continuing operations, resulting in an effective tax rate of (34.5)%. The effective tax rate for the three months ended June 30, 2007 was favorably impacted by 1) a decrease in the interest charge associated with the liability for unrecognized tax benefits, 2) a larger proportion of taxable income in countries with lower tax rates and 3) an income tax benefit of $3.5 associated with the settlement of certain matters relating to income tax returns in the United Kingdom.  The lower interest charge was the result of the reduction of our liability for unrecognized tax benefits associated with the adoption of FIN 48 in the amount of $50.4 and advance payments made against such liability of $66.6 and $37.5 in December 2006 and January 2007, respectively.  The effective tax rate for the three months ended June 30, 2006 was favorably impacted by a $34.7 income tax benefit, principally associated with the settlement of certain matters relating to our 1998 to 2002 income tax returns.

For the six months ended June 30, 2007, we recorded an income tax provision of $48.1 on $153.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 31.4%.  This compares to an income tax benefit for the six months ended June 30, 2006 of $0.6 on $86.5 of pre-tax income from continuing operations, resulting in an effective tax rate of (0.7)%.  The effective tax rate for the six months ended June 30, 2007 was favorably impacted by the matters noted above for three months ended June 30, 2007, as well as a decrease in our state income tax provision due to a reduction in the valuation allowance for certain states resulting from current and projected taxable income for such states.  The effective tax rate for the six months ended June 30, 2006 was favorably impacted by a $34.7 income tax benefit noted above.

RESULTS OF DISCONTINUED OPERATIONS

We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and the sale of the business or asset group is deemed probable within the next 12 months. The following businesses, which have been sold as of June 30, 2007, met these requirements and therefore have been reported as discontinued operations for the periods presented:

Business	Discontinued During the Quarter Ended	Closing of Sale During the Quarter Ended
Contech	September 30, 2006	June 30, 2007
Dock Products (“Dock”)	June 30, 2006	December 31, 2006
Dielectric Tower (“Tower”)	December 31, 2005	March 31, 2006
Security and protection business (“Vance”)	September 30, 2005	March 31, 2006

Contech — Sold for $139.2 in cash during the second quarter of 2007 resulting in a net loss during the quarter of $4.3 due primarily to expenses that were contingent upon the consummation of the sale, which included $1.1 due to the modification of the vesting period of restricted stock units that had been issued to Contech employees (see Note 12 to our condensed consolidated financial statements for further information). During the first quarter of 2007, in connection with the sale, we recorded a loss of $6.6 in order to reduce the net assets sold to the net proceeds received from the sale.  In addition, in April 2007, we settled a capital lease obligation for $5.3 relating to equipment that was transferred to the buyer of Contech.  During the third quarter of 2006, we recorded a charge of $102.7 to “loss on disposition of discontinued operations, net of tax” in order to reduce the net assets to be sold to their estimated net realizable value.

Dock — Sold for $43.5 in cash during the fourth quarter of 2006 resulting in a net gain of $29.0.  In the second quarter of 2006, we recorded a gain of $39.0 based on the anticipated tax benefit resulting from the decision to sell this business.  In the fourth quarter of 2006, we recorded a loss of $10.0 to reflect the final sale price and related tax benefit in conjunction with the sale.

Tower — Sold for $6.9 in cash, with $2.5 received in the first quarter of 2006 and the remainder in the fourth quarter of 2006. In 2005, we recorded a loss, net of taxes, of $11.3 in order to reduce the net assets to be sold to their estimated net realizable value.  During the first quarter of 2006, we increased the net loss by $2.2 based on the proceeds received from the sale.

Vance — Sold for $70.6 in cash. In 2005, we recorded a loss, net of taxes, of $26.8 in order to reduce the net assets to be sold to their estimated net realizable value.  During the first quarter of 2006, we increased the net loss by $2.9, primarily for expenses that were contingent upon the consummation of the sale.  During the second quarter of 2006, we reduced the net loss by $1.5 as a result of the favorable resolution of a contingent liability.

In addition to the Contech, Dock, Tower, and Vance businesses discussed above, we recognized net losses of $3.2 and $3.0 during the three and six months ended June 30, 2007, respectively, and net gains of $3.3 and $3.5 during the three and six months ended June 30, 2006, respectively, resulting from adjustments to gains/ losses on sales from previously discontinued businesses.  Refer to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2004 through 2006.

The final purchase price for certain divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers and in the event we cannot come to agreement with the buyers, an arbitration process. Final agreement of the working capital figures with the buyers for certain transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divesture (e.g., income taxes) may occur.  As such, it is possible that the purchase price and resulting gains/losses on these and other previous divestitures may be adjusted in subsequent periods.

For the three and six months ended June 30, 2007 and 2006, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Income (loss) from discontinued operations	$(3.9)	$7.6	$(6.3)	$4.8
Income tax (provision) benefit	(4.4)	39.1	(5.9)	40.1
Income (loss) from discontinued operations, net	$(8.3)	$46.7	$(12.2)	$44.9

For the three and six months ended June 30, 2007 and 2006, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$11.5	$116.4	$90.9	$232.6

Pre-tax income (loss)	(1.3)	4.6	2.5	9.7

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

Flow Technology

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change
Revenues	$303.5	$239.0	27.0	$577.9	$457.0	26.5
Segment Income	45.2	34.6	30.6	82.8	62.6	32.3
% of revenues	14.9%	14.5%		14.3%	13.7%
Components of Segment Revenue Growth:
Organic Growth			13.2%			12.0%
Foreign Currency			2.6%			3.1%
Acquisitions and Other, Net			11.2%			11.4%
Net Segment Revenue Growth			27.0%			26.5%

Revenues— For the three and six months ended June 30, 2007, the increase in revenues was due to organic revenue growth resulting from strong demand within the power, mining, oil and gas and dehydration markets. Additionally, revenues were favorably impacted by the fourth quarter of 2006 acquisition of Custos, which contributed revenues of $31.6 and $62.0, respectively, during the three and six months ended June 30, 2007.

Segment Income— For the three and six months ended June 30, 2007, segment income and margin were favorably impacted by the items noted above as well as lean manufacturing initiatives and lower operating expenses resulting from previous restructuring initiatives.

Test and Measurement

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Revenues	$307.2	$286.5	7.2	$565.4	$543.3	4.1
Segment Income	33.5	41.5	(19.3)	59.4	65.5	(9.3)
% of revenues	10.9%	14.5%		10.5%	12.1%
Components of Segment Revenue Growth:
Organic Growth			6.1%			2.4%
Foreign Currency			2.2%			2.7%
Acquisitions and Other, Net			(1.1)%			(1.0)%
Net Segment Revenue Growth			7.2%			4.1%

Revenues— For the three and six months ended June 30, 2007, the increase in revenues was due to organic revenue growth associated with increased diagnostic and distribution OEM volumes in Europe and Asia and an increase in domestic aftermarket sales.

Segment Income— For the three and six months ended June 30, 2007, segment income and margin decreased over the respective prior year periods due primarily to a shifting mix towards higher aftermarket and distribution revenues coupled with difficulties in the domestic automotive dealer network and increased research and development costs in support of new products.

Thermal Equipment and Services

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Revenues	$412.6	$309.7	33.2	$746.3	$592.8	25.9
Segment Income	37.4	13.6	175.0	53.2	25.3	110.3
% of revenues	9.1%	4.4%		7.1%	4.3%
Components of Segment Revenue Growth:
Organic Growth			30.0%			22.4%
Foreign Currency			3.2%			3.5%
Acquisitions and Other, Net			—			—
Net Segment Revenue Growth			33.2%			25.9%

Revenues— For the three and six months ended June 30, 2007, the increase in revenues was due primarily to organic revenue growth associated with the strong global power market demand for cooling systems and products and thermal services and equipment.

Segment Income—For the three and six months ended June 30, 2007, segment income and margin increased over the respective prior year period as a result of the organic revenue growth noted above and improved execution in cooling equipment.  In addition, segment income for the three and six months ended June 30, 2007 included a benefit of $5.0 for cost improvements associated with a state-approved environmental remediation plan at a site in California, and a charge of $2.0 related to a customer contract issue.

Industrial Products and Services

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change
Revenues	$253.2	$207.4	22.1	$464.8	$403.0	15.3
Segment Income	34.3	22.4	53.1	60.3	41.2	46.4
% of revenues	13.5%	10.8%		13.0%	10.2%
Components of Segment Revenue Growth:
Organic Growth			21.5%			14.7%
Foreign Currency			0.6%			0.6%
Acquisitions and Other, Net			—			—
Net Segment Revenue Growth			22.1%			15.3%

Revenues— For the three and six months ended June 30, 2007, the increase in revenues was due to organic revenue growth driven by strong demand for power transformers and, to a lesser extent, machined components for aircraft.

Segment Income— For the three and six months ended June 30, 2007, the increase in segment income and margin was due to the organic revenue growth described above and manufacturing efficiencies achieved from continuous improvement initiatives.  Segment income for the three and six months ended June 30, 2007 included charges of $6.0 and $9.6, respectively, related to the settlement of a legacy product liability matter.

Corporate and Other Expenses

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change
Total Consolidated Revenues	$1,276.5	$1,042.6	22.4	$2,354.4	$1,996.1	18.0
Corporate Expenses	20.9	21.2	(1.4)	46.3	41.3	12.1
% of revenues	1.6%	2.0%		2.0%	2.1%
Pension and Postretirement Expense	10.7	11.7	(8.5)	21.4	23.6	(9.3)
Stock Based Compensation Expense	9.7	8.5	14.1	23.8	17.9	33.0

Corporate Expenses — Corporate expenses include the cost of our Charlotte, NC corporate headquarters, our Horsham, PA information technology data center, and our Asia-Pacific center in Shanghai, China. For the six months ended June 30, 2007, the increase in corporate expenses was due primarily to higher salaries and incentive compensation relating to the impact of headcount increases in support of certain of our key operating initiatives.  In addition, during the first quarter of 2007, we recorded additional legal charges of $1.0 and an increase in contributions to our charitable foundation of $1.0.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense for the three and six months ended June 30, 2007 was due primarily to higher than projected returns on plan assets.

Stock-based Compensation Expense — The increase in stock-based compensation expense for the three and six months ended June 30, 2007 compared to the prior year periods was due primarily to an increase in the fair value of our 2007 restricted stock and restricted stock unit awards.  The fair value of our stock-based compensation awards is directly correlated to changes in the market value of our common stock (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique). The weighted average fair value of our 2007 restricted stock and restricted stock unit awards is approximately 35% higher than the weighted average fair value of the comparable 2006 awards.

OUTLOOK

The following table highlights our segment performance for the first six months of 2007 and the expectations for the remainder of 2007 based on information available on the date of this report. We define forecasted trends as follows: “Growth”—Future end market performance is expected to be above the prior year; “Flat”—Future end market performance is expected to be flat compared to the prior year; “Decline”—Future end market performance is expected to be below the prior year.

Segment	2007 Annual Forecasted Trend	Comments
Flow Technology	Growth

In 2007, we expect revenue growth as a result of our December 2006 acquisition of Custos, as well as organic growth driven by favorable trends within the oil and gas, mining, petro-chemical, and power markets. The segment had backlog of approximately $383.0 and $327.7 as of June 30, 2007 and December 31, 2006, respectively.

Test and Measurement	Flat/Decline

Revenue for the remainder of 2007 is expected to be comparable to or marginally higher than the related 2006 figure. However, segment income and margins for the second half of 2007 are expected to be below the related figures for the second half of 2006 as a result of the difficult conditions within the domestic automotive market. Backlog for the segment is not material as the related businesses are short-cycle in nature.

Thermal Equipment and Services	Growth

We expect organic growth to remain strong in 2007 based on increasing global demand for cooling solutions and thermal services in the construction and renovation of power plants. We had backlog across the segment of approximately $1,200.5 and $1,166.2 as of June 30, 2007 and December 31, 2006, respectively, with the majority within our cooling equipment and services businesses. Accordingly, we expect organic growth to approximate the double-digit rate experienced in 2006.

Industrial Products and Services	Growth

We expect organic revenue growth to continue in 2007 across the majority of the segment’s businesses, with the most notable contribution coming from our power transformer business. Backlog for the segment totaled approximately $568.3 and $538.4 as of June 30, 2007 and December 31, 2006, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended June 30, 2007 and 2006.

Cash Flow

	Six months ended June 30,
	2007	2006
Continuing Operations:
Cash flows from (used in) operating activities	$72.9	$(142.4)
Cash flows from investing activities	110.4	38.1
Cash flows used in financing activities	(361.6)	(121.9)
Cash flows from (used in) discontinued operations	36.5	(21.8)
Change in cash and equivalents due to changes in foreign currency exchange rates	6.3	5.5
Net change in cash and equivalents	$(135.5)	$(242.5)

Operating Activities—The primary factors contributing to the increase in cash flows from operating activities during the first six months of 2007 as compared to the same period in 2006 were as follows:

•                  During the first six months of 2006, we paid accreted interest (since issuance) in connection with the LYONs redemption of $84.3.

•                  A reduction in working capital in the first six months of 2007 (versus the same period in 2006) associated with improved customer collections relating to, among other things, significant deposits received from customers within our power transformer business.

•                  Higher operating income in the first six months of 2007 versus the same period in 2006.

Investing Activities—The primary factors contributing to the increase in cash from investing activities during the first six months of 2007 as compared to the same period in 2006 were as follows:

•                  An increase in proceeds from sales of discontinued operations and other assets ($139.2 in the first six months of 2007 versus $73.5 in the first six months of 2006).

•                  A decrease in business acquisitions and investments ($1.7 in the first six months of 2007 versus $14.1 in the first six months of 2006).

The above items were offset partially by an increase in capital expenditures ($31.1 in the first six months of 2007 versus $23.8 in the first six months of 2006).

Financing Activities— The primary factors contributing to the increase in cash used in financing activities during the first six months of 2007 as compared to the same period in 2006 were as follows:

•                  During the first six months of 2006, we borrowed $750.0 under the delayed draw term loan of our senior credit facilities as a means of financing the redemption of the LYONs noted below.

•                  Repurchases of our common stock totaled $468.7 during the first six months of 2007 versus $357.7 during the same period in 2006.

•                  Net principal payments under our senior credit facilities of $29.5 during the first six months of 2007 as compared to only $5.0 during the first six months of 2006.

The above increases were offset partially by the following:

•                  Principal payments during the first six months of 2006 of $576.0 in connection with the LYONs redemption.

•                  Net borrowings on our trade receivable financing agreement of $76.0 in the first six months of 2007.

Discontinued Operations— The increase in cash flows from discontinued operations is due primarily to an income tax refund of $45.4 associated with capital losses generated from the sale of discontinued operations offset primarily by capital lease payments of $5.4 related to Contech.

Borrowings and Availability

Borrowings —The following table summarizes our debt activity for the first six months of 2007. See Note 10 to the condensed consolidated financial statements for additional details regarding our 2007 debt activity.

	December 31,				June 30,
	2006	Borrowings	Repayments	Other	2007
Delayed draw term loan	$735.0	—	$(18.8)	—	$716.2
Domestic revolving loan facility (1)	—	40.0	(15.0)	—	25.0
Global revolving loan facility (2)	82.8	—	(35.7)	(0.7)	46.4
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Other indebtedness (3)	97.3	302.0	(242.0)	10.3	167.6
Total debt	964.6	$342.0	$(311.5)	$9.6	1,004.7
Less: short-term debt	168.7				220.7
Less: current maturities of long-term debt	42.3				60.0
Total long-term debt	$753.6				$724.0

(1)          Amounts outstanding under the domestic revolving loan facility relate to borrowings to facilitate the repurchase of common stock (see Note 12 for further details).

(2)          Amounts outstanding under the global revolving loan facility relate to borrowings to finance a portion of the cash proceeds associated with our fourth quarter 2006 acquisition of Custos.

(3)          During the six months ended June 30, 2007, we had gross borrowings and repayments of $302.0 and $226.0, respectively, under our trade receivables financing agreement.  The maximum outstanding balance under this financing agreement during the six months ended June 30, 2007 was $130.0, of which $77.0 remained outstanding at June 30, 2007 (compared to $1.0 at December 31, 2006).

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of June 30, 2007 and December 31, 2006, the participating businesses had $12.6 and $14.2, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of June 30, 2007 and December 31, 2006, the participating businesses had $40.0 and $46.5, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Availability — At June 30, 2007, we had $264.2 of available capacity under our revolving credit facilities after giving effect to borrowings of $71.4 and to $114.4 reserved for outstanding letters of credit. In addition, at June 30, 2007, we had $107.3 of available issuance capacity under our foreign trade facility after giving effect to $407.4 reserved for outstanding letters of credit. See Note 10 to the condensed consolidated financial statements along with the consolidated financial statements contained in our 2006 Annual Report on Form 10-K for additional information on our senior credit facilities. In addition, we have a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. As of June 30, 2007, we had $53.0 available after giving effect to $77.0 borrowed under the trade receivables financing agreement. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

We believe that current cash and equivalents, which totaled $341.7 at June 30, 2007, and our availability under our senior credit facilities and existing trade receivable financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements, and required debt service.

Additionally, we have a shelf registration statement for 8.3 shares of common stock that may be issued for acquisitions. We also have a $1,000.0 shelf registration that may be used in connection with an offering of certain debt and/or equity securities for general corporate purposes or for the refinancing of existing debt. In addition, other financing instruments may be used from time to time, including, but not limited to, private placement instruments, operating leases, capital leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.

Financial Instruments

Interest Rate Swaps

During the first quarter of 2006, in connection with our borrowings against our variable rate delayed draw term loan (see Note 10 to the condensed consolidated financial statements), we entered into interest rate protection agreements (“swaps”) to hedge a significant portion of the potential impact of increases in interest rates on such loan. We are accounting for these swaps as cash flow hedges and have outstanding instruments with maturities through February 2010 that effectively convert $550.0 of the borrowing under the delayed draw term loan to fixed rates of 4.7% plus the applicable margin. These are amortizing interest rate swap agreements; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of June 30, 2007, the aggregate notional amounts of the interest rate swap agreements was $524.0. The unrealized gain, net of taxes, recorded in accumulated other comprehensive loss was $4.0 and $2.6 as of June 30, 2007 and December 31, 2006, respectively. In addition, as of June 30, 2007 and December 31, 2006, we have recorded a long-term asset of $6.5 and $4.2, respectively, to recognize the fair value of our interest rate swap agreements.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows. Our principal currency exposures relate to the Euro, British Pound and Chinese Yuan.

We have entered into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on certain forecasted transactions denominated in foreign currencies. The majority of the underlying transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. As a result of the embedded derivatives, these contracts do not qualify for hedge accounting treatment. Accordingly, the changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006.

As of June 30, 2007, the aggregate notional amount of  outstanding foreign currency forward contracts was $82.6.. The fair value of these contracts was $0.7 and $1.4 (recorded as a current asset) as of June 30, 2007 and December 31, 2006, respectively.  The fair value of the associated embedded derivatives was $3.0 and $2.8 (recorded as a current liability) as of June 30, 2007 and December 31, 2006, respectively.

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for such transactions as cash flow hedges. As of June 30, 2007 and December 31, 2006, the unrealized gain (loss), net of tax, recorded in accumulated other comprehensive loss was $0.6 and $(0.4), respectively. We expect to reclassify substantially all the unrealized gain (loss) mentioned above to cost of products sold over the next 12 months as the hedged transactions occur. The fair values of contracts that had not settled with the counterparty as of June 30, 2007 and December 31, 2006 were $0.7 (recorded as a current asset) and $1.1 (recorded as a current liability), respectively. The amount of gain or loss recognized during the three and six months ended June 30, 2007 and 2006 related to the ineffectiveness of the hedges was not material.

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

Other Matters

Consortium Arrangements - We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment.  Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed.  The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work.  The use of a consortium arrangement typically results in joint and several liability to the customer for the consortium members, however, our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project.  If responsibility cannot be determined, then each consortium member is responsible according to its share of the contract value.  Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements.  As of June 30, 2007, our share of the aggregate contract value on open consortium arrangements was $166.1 (of which approximately 61% has been recognized thus far as revenue), whereas the aggregate contract value on open consortium arrangements was $428.3.

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. After consideration of advance payments of $66.6 and $37.5 that were made in December 2006 and January 2007, respectively (see Note 14 to the condensed consolidated financial statements), our total liabilities for unrecognized tax benefits were approximately $120.0 as of June 30, 2007. At this time, we are unable to determine if and when these amounts will be paid.

Contingencies and Other Matters —Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, employment matters, competitive issues, contract issues, tax positions, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolution occurs, these accruals may be adjusted and could differ materially from amounts originally estimated. See Notes 13 and 14 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.

Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.

In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” herein, “Risk Factors” in our Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, trends and outlook in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in our 2006 Annual Report on Form 10-K and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2007 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended June 30, 2007:

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program

4/1/07-4/30/07 (1)	1,000,000	$70.03	1,000,000	(1)

5/1/07-5/31/07 (1)(2)	2,274,740	80.31	2,263,524	(1)

6/1/07-6/30/07 (1)(3)	873,700	87.25	873,700	(1)

Total	4,148,440		4,137,224

(1)

On March 22, 2007, we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act to facilitate the repurchase of up to 1,300,000 shares of our common stock in accordance with a share repurchase program. Through March 31, 2007, we purchased 300,000 shares under the plan. In April 2007, we completed the repurchases under the plan.

On May 7, 2007, we adopted a new written trading plan under Rule 10b5-1 of the Securities and Exchange Act to facilitate the repurchase of up to 6,000,000 shares of our common stock in accordance with a share repurchase program. Through June 30, 2007 we repurchased 3,137,224 shares under the plan.

Our share repurchase programs are consistent with, and allow for share repurchases up to the amount permitted by, our senior credit facilities. See Note 10 to our condensed consolidated financial statements for further details.

(2)	Includes the surrender to us of 11,216 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(3)

We record common stock repurchases based on the settlement date. As such, the above amounts exclude 150,000 shares we had committed to purchase as of June 30, 2007, at an average price of $87.65, which settled in July 2007 but were reflected as outstanding shares as of June 30, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 4, 2007, at which stockholders elected two directors with terms expiring and voted on other matters as outlined below.  The results of the voting for each item voted on by the stockholders were as follows:

Proposal 1:  Election of Directors

Director	Term Expiring	For	Withheld
J. Michael Fitzpatrick	2010	50,943,563	1,116,620
Albert A. Koch	2010	50,914,715	1,145,468

Proposal 2:  Ratification of the Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accountants in 2007

For	Against	Abstain
51,114,974	798,410	146,799

ITEM 6. Exhibits

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: August 1, 2007	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: August 1, 2007	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.