Form 10-Q
period 2007-09-30
SPX CORP
filed 2007-11-08
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 1-6948

SPX CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-1016240
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

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

Large Accelerated Filer ☒                       Accelerated Filer ☐                      Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Common shares outstanding October 26, 2007     52,394,732

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$1,232.1	$1,033.2	$3,537.4	$2,981.6
Costs and expenses:
Cost of products sold	876.0	734.5	2,557.4	2,153.2
Selling, general and administrative	228.6	205.3	680.1	616.1
Intangible amortization	4.5	2.7	13.4	10.1
Special charges, net	2.5	2.9	4.1	4.6
Operating income	120.5	87.8	282.4	197.6

Other (expense) income, net	(0.9)	0.2	(2.9)	(19.3)
Interest expense	(23.7)	(15.9)	(56.0)	(46.2)
Interest income	2.1	2.1	6.5	8.9
Equity earnings in joint ventures	9.1	8.9	29.1	28.2
Income from continuing operations before income taxes	107.1	83.1	259.1	169.2

Income tax provision	(14.0)	(32.4)	(61.8)	(31.7)
Income from continuing operations	93.1	50.7	197.3	137.5

Income from discontinued operations, net of tax	0.4	1.2	3.1	7.4
Loss on disposition of discontinued operations, net of tax	(0.6)	(100.0)	(14.4)	(61.0)
Loss from discontinued operations	(0.2)	(98.8)	(11.3)	(53.6)

Net income (loss)	$92.9	$(48.1)	$186.0	$83.9

Basic income (loss) per share of common stock
Income from continuing operations	$1.76	$0.89	$3.54	$2.35
Loss from discontinued operations	(0.01)	(1.74)	(0.21)	(0.92)

Net income (loss) per share	$1.75	$(0.85)	$3.33	$1.43

Weighted average number of common shares outstanding — basic	53.045	56.899	55.809	58.528

Income from continuing operations for diluted income per share	$93.1	$50.7	$197.3	$138.6
Net income (loss) for diluted income per share	$92.9	$(48.1)	$186.0	$85.0
Diluted income (loss) per share of common stock
Income from continuing operations	$1.71	$0.87	$3.44	$2.26
Loss from discontinued operations	—	(1.69)	(0.19)	(0.87)

Net income (loss) per share	$1.71	$(0.82)	$3.25	$1.39

Weighted average number of common shares outstanding — diluted	54.473	58.398	57.273	61.323

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and equivalents	$282.8	$477.2
Accounts receivable, net	1,166.1	1,114.2
Inventories, net	605.0	498.0
Other current assets	95.8	87.7
Deferred income taxes	62.2	60.3
Assets of discontinued operations	55.5	271.3
Total current assets	2,267.4	2,508.7
Property, plant and equipment:
Land	36.1	29.4
Buildings and leasehold improvements	209.7	195.2
Machinery and equipment	571.1	522.0
	816.9	746.6
Accumulated depreciation	(426.5)	(385.7)
Net property, plant and equipment	390.4	360.9
Goodwill	1,769.8	1,734.1
Intangibles, net	517.8	480.1
Other assets	351.9	353.3

TOTAL ASSETS	$5,297.3	$5,437.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$560.4	$510.7
Accrued expenses	874.0	834.0
Income taxes payable	39.0	81.0
Short-term debt	239.9	168.0
Current maturities of long-term debt	60.2	42.3
Liabilities of discontinued operations	31.5	81.3
Total current liabilities	1,805.0	1,717.3

Long-term debt	936.6	753.5
Deferred and other income taxes	128.4	202.7
Other long-term liabilities	593.4	650.7
Total long-term liabilities	1,658.4	1,606.9

Minority interest	7.8	3.5

Shareholders’ equity:
Common stock	958.5	937.4
Paid-in capital	1,254.3	1,134.5
Retained earnings	1,950.9	1,754.2
Accumulated other comprehensive loss	(0.7)	(86.6)
Common stock in treasury	(2,336.9)	(1,630.1)
Total shareholders’ equity	1,826.1	2,109.4

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,297.3	$5,437.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine months ended September 30,
	2007	2006
Cash flows from (used in) operating activities:
Net income	$186.0	$83.9
Less: Loss from discontinued operations, net of tax	(11.3)	(53.6)
Income from continuing operations	197.3	137.5
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities
Special charges, net	4.1	4.6
Deferred and other income taxes	(4.3)	25.5
Depreciation and amortization	59.3	51.8
Accretion of LYONs	—	1.7
Pension and other employee benefits	44.5	47.9
Stock-based compensation	32.4	24.9
Other, net	19.9	2.4
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	(47.3)	(96.5)
Inventories	(81.4)	(65.1)
Accounts payable, accrued expenses, and other	(109.2)	(5.7)
Taxes paid on LYONs tax recapture	—	(67.5)
Accreted interest paid on LYONs repurchase (accreted since issuance date)	—	(84.3)
Cash spending on restructuring actions	(3.5)	(8.0)
Net cash from (used in) continuing operations	111.8	(30.8)
Net cash from (used in) discontinued operations	33.6	(0.1)
Net cash from (used in) operating activities	145.4	(30.9)
Cash flows from (used in) investing activities:
Proceeds from sales of discontinued operations, net of cash sold	134.3	73.5
Proceeds from other asset sales	3.2	16.3
Business acquisitions and investments, net of cash acquired	(42.0)	(14.1)
Capital expenditures	(47.8)	(40.9)
Net cash from continuing operations	47.7	34.8
Net cash used in discontinued operations	(2.9)	(18.4)
Net cash from investing activities	44.8	16.4
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	1,347.3	750.0
Repayments under senior credit facilities	(1,137.8)	(10.0)
Repurchase of LYONs principal	—	(576.0)
Borrowings under trade receivables agreement	405.0	114.0
Repayments under trade receivables agreement	(335.0)	(114.0)
Net repayments under other financing arrangements	(21.2)	(31.5)
Purchases of common stock	(715.9)	(436.3)
Proceeds from the exercise of employee stock options and other	119.2	115.8
Financing fees paid	(8.4)	(0.4)
Dividends paid	(43.5)	(45.6)
Net cash used in continuing operations	(390.3)	(234.0)
Net cash used in discontinued operations	(5.2)	(0.6)
Net cash used in financing activities	(395.5)	(234.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	10.9	4.8
Net decrease in cash and equivalents	(194.4)	(244.3)
Cash and equivalents, beginning of period (includes cash from discontinued operations of $0 and $4.0, respectively)	477.2	580.2
Cash and equivalents, end of period	$282.8	$335.9

Cash and equivalents of continuing operations	$282.8	$335.8
Cash and equivalents of discontinued operations	$—	$0.1

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

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. Our only significant investment reported under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture, which we account for on a three-month lag. EGS’s revenues and our equity earnings from our investment in EGS for the three months ended September 30, 2007 and 2006 totaled $132.0 and $120.0 and $9.6 and $8.7, respectively. For the nine months ended September 30, 2007 and 2006, EGS’s revenues and our equity earnings from our investment in EGS totaled $389.5 and $360.1 and $29.3 and $27.7, respectively.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2006 Annual Report on Form 10-K. Interim results are not necessarily indicative of expected results for a full year. We have reclassified certain prior year amounts to conform to the current year presentation, including the results of discontinued operations. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 for information on discontinued operations). In addition to discontinued operations, a classification adjustment has been made for equity earnings in joint ventures. Equity earnings in joint ventures are now being presented as a component of “Income from continuing operations before income taxes,” instead of being reported on a line after the income tax provision, in order to clearly reflect the pre-tax nature of the related amounts. We also made a classification adjustment to our condensed consolidated statement of cash flows for the nine months ended September 30, 2006 related to our election to adopt the alternative transition method provided in the Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP No. 123(R)-3”). As a result of such adoption, we reclassified $8.3 from operating cash flows to financing cash flows for the nine months ended September 30, 2006.

We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first, second and third quarters of 2007 were March 31, June 30 and September 29, compared to April 1, July 1 and September 30 for 2006, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2007 and will have one additional day in the fourth quarter of 2007 when compared to the respective 2006 periods.

During the third quarter of 2007, we recognized an income tax benefit of $13.5 to “Loss on disposition of discontinued operations, net of tax” relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily during 2005.  These additional gains should have been recorded in the period in which such businesses were disposed.  In addition, a recent internal audit of a Japanese operation within our Test and Measurement segment uncovered employee misconduct and inappropriate accounting entries.  Correction of these matters, substantially all of which relate to periods prior to 2007, resulted in a reduction of “income from continuing operations before taxes” and “net income” of $7.4 during the three months ended September 30, 2007.  These entries included $2.4 of inventory write-downs, $2.0 of accounts receivable write-offs, and $3.0 in other adjustments.

We have evaluated the effects of these corrections on prior periods’ consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” and concluded that no prior period is materially misstated.  In addition, we have considered the effects of these corrections on our interim and forecasted annual results of operations for the periods ended September 30, 2007 and December 31, 2007, respectively, and concluded that the impact on these periods is not material.

Our management, including the Chief Executive Officer and Chief Financial Officer, have considered the underlying internal control deficiencies that gave rise to these corrections in the current interim period, as well as the internal controls that were effective in identifying these misstatements, in conducting their evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 30, 2007.  Based on that evaluation, our management has concluded that such deficiencies do not constitute material weaknesses in internal controls.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 seeks to reduce the diversity in practice associated with accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007, which resulted in an initial reduction of our income tax liability for unrecognized tax benefits of $50.4, with a corresponding increase to retained earnings. During the third quarter of 2007, we recorded a correcting adjustment of $2.1 to recognize an income tax receivable, with a corresponding increase to retained earnings.  The impact of this correcting adjustment is not considered material to our consolidated financial position. See Note 14 for additional discussion regarding the impact of our adoption of FIN 48.

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

(3)                                 ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

In August 2007, we completed the acquisition of the European diagnostics division of Johnson Controls within our Test and Measurement segment for a purchase price of $40.3. The acquired business had revenues of approximately $93.0 in the twelve months prior to its acquisition.

Discontinued Operations

We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and the sale of the business or asset group is deemed probable within the next 12 months. The following businesses, which have been sold as of September 30, 2007, met these requirements and therefore have been reported as discontinued operations for the periods presented:

Business	Discontinued During the Quarter Ended	Closing of Sale During the Quarter Ended
Contech	September 30, 2006	June 30, 2007
Dock Products (“Dock”)	June 30, 2006	December 31, 2006
Dielectric Tower (“Tower”)	December 31, 2005	March 31, 2006
Security and protection business (“Vance”)	September 30, 2005	March 31, 2006

Contech — Sold during the second quarter of 2007 resulting in net cash proceeds of $134.3. During 2007, we recorded a net loss on the sale of $11.0, including $0.1 during the third quarter of 2007, $4.3 of expenses during the second quarter of 2007 that were contingent upon the consummation of the sale, which included $1.1 due to the modification of the vesting period of restricted stock units that had been issued to Contech employees (see Note 12), and a $6.6 charge during the first quarter of 2007 in order to reduce the carrying value of the net assets sold to the net proceeds received from the sale. In addition, in April 2007, we settled a capital lease obligation for $5.3 relating to equipment that was transferred to the buyer of Contech. During the third quarter of 2006, we recorded a charge of $102.7 to “Loss on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

Dock — Sold for $43.5 in cash during the fourth quarter of 2006 resulting in a net gain of $29.0. In the second quarter of 2006, we recorded a gain of $39.0 based on the anticipated tax benefit resulting from the decision to sell this business. In the fourth quarter of 2006, we recorded a loss of $10.0 to reflect the final sale price and related tax benefit in conjunction with the sale.

Tower — Sold for $6.9 in cash, with $2.5 received in the first quarter of 2006 and the remainder in the fourth quarter of 2006. In 2005, we recorded a loss, net of taxes, of $11.3 in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. During the first quarter of 2006, we increased the net loss by $2.2 based on the proceeds received from the sale. During the third quarter of 2006, we reduced the net loss by $2.7 primarily as a result of the expected settlement of the working capital associated with the transaction.

Vance — Sold for $70.6 in cash. In 2005, we recorded a loss, net of taxes, of $26.8 in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. During the first quarter of 2006, we increased the net loss by $2.9, primarily for expenses that were contingent upon the consummation of the sale. During the second quarter of 2006, we reduced the net loss by $1.5 as a result of the favorable resolution of a contingent liability.

In addition to the Contech, Dock, Tower, and Vance businesses discussed above, we recognized net losses of $3.0 and $5.9  during the three and nine months ended September 30, 2007, respectively, and net gains of $3.6 during the nine months ended September 30, 2006, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2004 through 2006.

The final purchase price for certain divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers and, in the event we cannot come to agreement with the buyers, an arbitration process. Final agreement of the working capital figures with the buyers for certain transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the purchase price and resulting gains/losses on these and other previous divestitures may be adjusted in subsequent periods. Refer to Note 14 for the tax implications associated with our disposition activities.

During the third quarter of 2007, we committed to a plan to divest our Air Filtration business within our Flow Technology segment. We are actively pursuing the sale of this business and anticipate that the sale will be completed in the first half of 2008. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements. As a result of this planned divestiture, we recorded a net charge of $11.0 during the third quarter of 2007 to “Loss on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

During the third quarter of 2007, we recognized an income tax benefit of $13.5 to “Loss on disposition of discontinued operations, net of tax” relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily during 2005.  See Note 1 for further discussion.

For the three and nine months ended September 30, 2007 and 2006, loss from discontinued operations and the related income taxes are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Loss from discontinued operations	$(34.3)	$(96.4)	$(39.3)	$(91.1)
Income tax (provision) benefit	34.1	(2.4)	28.0	37.5
Loss from discontinued operations, net	$(0.2)	$(98.8)	$(11.3)	$(53.6)

For the three and nine months ended September 30, 2007 and 2006, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$25.5	$125.0	$165.5	$405.3

Pre-tax income	0.6	1.9	4.5	12.0

The major classes of assets and liabilities, excluding inter-company balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are shown below:

	September 30, 2007	December 31, 2006
Assets:
Accounts receivable, net	$20.6	$57.2
Inventories, net	13.4	24.3
Other current assets	1.7	4.7
Net property, plant and equipment	14.8	133.8
Goodwill and intangibles, net	4.9	49.5
Other assets	0.1	1.8
Assets of discontinued operations	$55.5	$271.3

Liabilities:
Accounts payable	$9.0	$41.0
Accrued expenses and other	17.1	27.2
Short term debt	1.0	2.5
Deferred and other income taxes	4.4	4.4
Long term debt and other	—	6.2
Liabilities of discontinued operations	$31.5	$81.3

(4)                                 BUSINESS SEGMENT INFORMATION

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services, with operations in over 20 countries. We offer a diverse collection of products, which include, but are not limited to, valves, fluid handling equipment, metering and mixing solutions, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, automotive services, telecommunications, and transportation.

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

Flow Technology

Our Flow Technology segment designs, manufactures, and markets solutions and products that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications. Our Flow Technology businesses focus on innovative, highly engineered new product introductions and expansion from products to systems and services to create total customer solutions.

Test and Measurement

Our Test and Measurement segment engineers and manufactures branded, technologically advanced test and measurement products used across the transportation, defense, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services, and sophisticated testing and validation. Products for the segment include specialty automotive diagnostic service tools, fare-collection systems, portable cable and pipe locators, and vibration testing equipment. The segment continues to focus on initiatives such as lean manufacturing, expanding its commercialization of the European and Chinese markets and leveraging its outsourcing model.

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

Financial data for our business segments, including the results of businesses acquired from the respective dates of acquisition, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues (1):
Flow Technology	$269.4	$212.3	$798.2	$621.6
Test and Measurement	267.8	276.7	833.2	820.0
Thermal Equipment and Services	446.3	337.9	1,192.6	930.7
Industrial Products and Services	248.6	206.3	713.4	609.3
Total revenues	$1,232.1	$1,033.2	$3,537.4	$2,981.6

Segment income:
Flow Technology	$45.2	$34.4	$127.3	$96.7
Test and Measurement (2)	24.0	43.8	83.4	109.3
Thermal Equipment and Services (3)	53.1	34.7	106.3	60.0
Industrial Products and Services (4)	44.0	24.5	104.3	65.7
Total segment income	166.3	137.4	421.3	331.7

Corporate expenses	23.6	29.0	69.9	70.8
Pension and postretirement expense	11.1	10.7	32.5	33.8
Stock-based compensation expense	8.6	7.0	32.4	24.9
Special charges, net	2.5	2.9	4.1	4.6

Consolidated operating income	$120.5	$87.8	$282.4	$197.6

(1)    Under the percentage of completion method, we recognized revenues of $325.3 and $242.3 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, revenues recognized under the percentage of completion method were $841.3 and $637.8, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $245.4 and $199.0 as of September 30, 2007 and December 31, 2006, respectively, and were classified as a component of “Accounts receivable, net” in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $195.5 and $163.0 as of September 30, 2007 and December 31, 2006, respectively, and were classified as a component of “Accrued expenses” in the condensed consolidated balance sheets.

(2)    A recent internal audit of an operation in Japan uncovered employee misconduct and improper accounting entries. Correction of the improper accounting entries resulted in a charge of $7.4 during the three and nine months ended September 30, 2007, which included $2.4 of inventory write-downs, $2.0 of accounts receivable write-offs, and $3.0 of other adjustments. See Note 1 for further information.

(3)    During the second quarter of 2007, we reduced selling, general and administrative expenses by $5.0 as a result of cost improvements associated with a state-approved environmental remediation plan at a site in California.

(4)    We recorded charges of $9.6 during the nine months ended September 30, 2007 related to the settlement of a legacy product liability matter. Such charges are included in cost of products sold in the accompanying consolidated statement of operations.

(5)           SPECIAL CHARGES

Special charges, net, for the three months ended September 30, 2007 totaled $2.5 and included $1.7 of costs within our Test and Measurement segment relating primarily to workforce reductions, $0.6 of costs within our Industrial Products and Services segment relating primarily to the planned divestiture of an idle facility, and $0.2 of costs at Corporate relating primarily to a legal entity reduction initiative. For the nine months ended September 30, 2007, special charges, net, totaled

$4.1 and included the charges noted above, as well as costs for various consolidation initiatives at our Flow Technology ($0.1), Test and Measurement ($0.6), Thermal Equipment and Services ($0.6), and Industrial Products and Services ($0.1) segments, along with an additional $0.2 of costs at Corporate relating to the aforementioned legal entity reduction initiative.

Special charges, net, for the three months ended September 30, 2006 totaled $2.9 and included $0.3 of costs within our Flow Technology segment, $1.3 of costs within our Test and Measurement segment relating primarily to employee termination and lease holding costs associated with the closure of manufacturing facilities in Miramar, FL and Novi, MI, a credit of $0.1 within our Thermal Equipment and Services segment, and $1.4 of costs at Corporate relating primarily to the planned divestiture of an idle facility. For the nine months ended September 30, 2006, special charges, net, totaled $4.6 and included the charges noted above, as well as $1.3 of charges within our Flow Technology segment, relating primarily to a previously announced reorganization of a Netherlands operation and exit activities at two locations in the United Kingdom, and $0.4 of charges within our Thermal Equipment and Services segment relating primarily to a previously announced consolidation initiative.

At September 30, 2007, $2.8 of restructuring liabilities remained on the condensed consolidated balance sheet.

(6)           INVENTORIES

Inventories consisted of the following amounts:

	September 30, 2007	December 31, 2006
Finished goods	$247.2	$200.2
Work in process	140.7	107.8
Raw material and purchased parts	248.7	216.4
Total FIFO cost	636.6	524.4
Excess of FIFO cost over LIFO inventory value	(31.6)	(26.4)
Total inventories	$605.0	$498.0

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 43% and 47% of the total inventory at September 30, 2007 and December 31, 2006, respectively. All other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $2.9 and $5.4 at September 30, 2007 and December 31, 2006, respectively.

(7)           GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	December 31, 2006	Goodwill resulting from business combinations	Foreign Currency Translation and other (1)	September 30, 2007
Flow Technology	$444.7	$—	$25.6	$470.3
Test and Measurement	384.1	13.1	(6.3)	390.9
Thermal Equipment and Services	602.4	—	15.9	618.3
Industrial Products and Services	302.9	—	(12.6)	290.3
Total	$1,734.1	$13.1	$22.6	$1,769.8

(1)   Includes adjustments resulting from acquisitions completed not more than one year prior to the date of adjustment and adjustments to tax positions considered uncertain at the date of the acquisition.

Other Intangibles

	September 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patents	$30.5	$(19.9)	$10.6	$35.9	$(23.6)	$12.3
Technology	29.0	(7.8)	21.2	24.7	(5.9)	18.8
Customer Relationships	132.7	(16.4)	116.3	67.5	(9.6)	57.9
Other	27.9	(9.6)	18.3	85.5	(9.8)	75.7
	220.1	(53.7)	166.4	213.6	(48.9)	164.7
Trademarks with indefinite lives	351.4	—	351.4	315.4	—	315.4
Total	$571.5	$(53.7)	$517.8	$529.0	$(48.9)	$480.1

Estimated annual amortization expense related to these intangible assets is $17.6 in 2007, $16.1 in 2008, $12.9 in 2009, $12.8 in 2010, and $12.4 in 2011.

At September 30, 2007, intangible assets with determinable lives were primarily associated with the following segments: $56.5 in the Flow Technology segment, $71.8 in the Test and Measurement segment, and $32.2 in the Thermal Equipment and Services segment. Trademarks with indefinite lives were associated with the following segments:  $133.8 in the Flow Technology segment, $69.4 in the Test and Measurement segment, $133.2 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

During the nine months ended September 30, 2007, we recorded adjustments in accordance with SFAS No. 141, “Business Combinations,” related to the acquisition of Aktiebolaget Custos (“Custos”), which resulted in an increase of $29.7 and $51.6 to trademarks with indefinite lives and customer relationships, respectively, and a decrease of $59.7 to “Other” intangible assets.

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

(8)           WARRANTY

The following is an analysis of our product warranty liability for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
	2007	2006
Balance at beginning of period	$55.3	$50.8
Acquisitions and divestitures, net	2.7	(0.1)
Provisions	22.8	21.9
Usage	(21.0)	(19.2)
Balance at end of period	59.8	53.4
Less: Current portion of warranty	43.7	39.1
Non-current portion of warranty	$16.1	$14.3

(9)           EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$1.9	$2.0	$6.2	$6.4
Interest cost	15.6	15.6	47.9	49.0
Expected return on plan assets	(18.8)	(19.9)	(57.6)	(60.3)
Amortization of unrecognized losses	8.6	8.9	24.8	27.3
Amortization of unrecognized prior service cost	(0.2)	(0.1)	(0.5)	(0.3)
Curtailment/settlement (gain) loss	(0.5)	—	3.2	—
Total net periodic pension benefit expense	6.6	6.5	24.0	22.1
Less: Net periodic pension benefit income (expense) of discontinued operations	0.5	(0.2)	(3.5)	(0.7)
Net periodic pension benefit expense of continuing operations	$7.1	$6.3	$20.5	$21.4

Foreign Pension Plans

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$0.7	$0.7	$2.2	$2.1
Interest cost	3.3	3.1	10.0	9.1
Expected return on plan assets	(3.9)	(3.6)	(11.8)	(10.7)
Amortization of unrecognized losses	0.3	0.6	1.2	1.8
Net periodic pension benefit expense	$0.4	$0.8	$1.6	$2.3

Postretirement Benefit Plans

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	2.7	2.6	7.8	7.6
Amortization of unrecognized losses	1.1	1.3	3.3	3.3
Amortization of unrecognized prior service cost	(0.3)	(0.3)	(0.9)	(0.9)
Net periodic benefit expense	$3.6	$3.6	$10.4	$10.1

During the nine months ended September 30, 2007 we made contributions of approximately $12.0 and $0.5 to our foreign and domestic plans, respectively. Our estimates of full-year 2007 required employer contributions to our employee benefit plans have not changed significantly from those disclosed in the consolidated financial statements contained in our 2006 Annual Report on Form 10-K.

(10)         INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the nine months ended September 30, 2007:

	December 31, 2006	Borrowings	Repayments	Other (4)	September 30, 2007
Term loans (1)	$735.0	$750.0	$(735.0)	$—	$750.0
Domestic revolving loan facility (1)	—	498.0	(318.0)	—	180.0
Global revolving loan facility (1)	82.8	99.3	(84.8)	1.9	99.2
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (2)	1.0	405.0	(335.0)	—	71.0
Other indebtedness (3)	95.5	—	(21.2)	12.7	87.0
Total debt	963.8	$1,752.3	$(1,494.0)	$14.6	1,236.7
Less: short-term debt	168.0				239.9
Less: current maturities of long-term debt	42.3				60.2
Total long-term debt	$753.5				$936.6

(1)           The borrowings and repayments that occurred on September 21, 2007 as a result of our entering into new senior credit facilities (see “Credit Facilities” below) and simultaneously terminating our then-existing senior credit facilities were as follows:

Term loan (borrowings - $750.0 and repayments - $716.2)

Domestic revolving loan facility (borrowings - $180.0 and repayments - $210.0)

Global revolving loan facility (borrowings - $99.3 and repayments - $49.0)

(2)           Under this arrangement, we can borrow, on a continuous basis, up to $130.0.

(3)           Includes aggregate balances under extended accounts payable programs and a purchase card program of $49.7 and $60.0 at September 30, 2007 and December 31, 2006, respectively.

(4)           “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Credit Facilities

On September 21, 2007, we entered into new senior credit facilities with a syndicate of lenders that replaced our then-existing senior credit facilities, which were simultaneously terminated. The new senior credit facilities provide for committed senior secured financing of $2,300.0, consisting of the following:

•      A term loan facility in an aggregate principal amount of $750.0 with a final maturity of September 2012;

•      A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount of up to $400.0 with a final maturity of September 2012;

•      A global revolving credit facility, available for loans in Euros, British Pounds and other currencies in an aggregate principal amount up to the equivalent of $200.0 with a final maturity of September 2012; and

•      A foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount in various currencies up to the equivalent of $950.0 with a final maturity of September 2012.

In connection with the termination of our then-existing senior credit facilities, we incurred $3.3 of costs, including $2.3 for the write-off of deferred financing costs, $0.2 for an early termination fee, and $0.8 for costs associated with the early termination of our then-existing interest rate protection agreements (see Note 11).

The weighted average interest rate of our outstanding borrowings under the new senior credit facilities was 6.2% at September 30, 2007.

We also may seek additional commitments for incremental term loan facilities or increases in commitments in respect of the domestic revolving credit facility, the global revolving credit facility and/or the foreign credit instrument facility by up to an aggregate principal amount of $400.0 without the need for consent from the existing lenders.

We are the borrower under the term and revolving loan facilities, and certain of our foreign subsidiaries are (and others may in the future become) borrowers under the global revolving credit facility and the foreign credit instrument facility.

All borrowings and other extensions of credit under our new senior credit facilities are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.

The letters of credit under the domestic revolving credit facility are stand-by letters of credit requested by any borrower on behalf of itself or any of its subsidiaries. The foreign credit instrument facility is used to issue foreign credit instruments, including bank undertakings to support our foreign operations.

The interest rates applicable to loans under our new senior credit facilities are, at our option, equal to either an alternate base rate (the higher of (a) the federal funds effective rate plus 0.5% and (b) the prime rate of Bank of America) or a reserve adjusted LIBOR rate for dollars (Eurodollar) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended on such date).  We may elect interest periods of one, two, three or six months for Eurodollar borrowings.  The fees charged and the interest rate margins applicable to Eurodollar and base rate loans are (all on a per annum basis) as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee	Foreign Credit Instrument Fee	LIBOR Rate Loans	ABR Loans
< 1.0 to 1.0	0.175%	0.175%	0.875%	0.175%	0.65625%	0.875%	0.00%
> 1.0 to 1.0 but < 1.5 to 1.0	0.20%	0.20%	1.00%	0.20%	0.75%	1.00%	0.00%
> 1.5 to 1.0 but < 2.0 to 1.0	0.25%	0.25%	1.25%	0.25%	0.9375%	1.25%	0.25%
> 2.0 to 1.0 but < 3.0 to 1.0	0.30%	0.30%	1.50%	0.30%	1.125%	1.50%	0.50%
> 3.0 to 1.0	0.35%	0.35%	1.75%	0.35%	1.3125%	1.75%	0.75%

The term loan is repayable in quarterly installments of $18.75 million for each quarter ending March 31, 2008 through September 30, 2011, and $112.5 million for the quarters ending December 31, 2011 through June 30, 2012, with the balance due in September 2012.

Our new senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property (other than in the ordinary course of business and subject to other exceptions) by us or our subsidiaries. Mandatory prepayments will be applied first to prepay the term loan and then to repay amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility or the domestic revolving credit facility (without reducing the commitments thereunder).  No prepayment is required to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.

We may voluntarily prepay loans under our new senior credit facilities, in whole or in part, without premium or penalty.  Any voluntary prepayment of loans will be subject to reimbursement of the lender’s breakage costs in the case of a prepayment of Eurodollar rate borrowings other than on the last day of the relevant interest period.

 Indebtedness under our new senior credit facilities is guaranteed by:

•      each existing and subsequently acquired or organized domestic material subsidiary with specified exceptions); and

•      us with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility and the foreign credit instrument facility.

Indebtedness under our new senior credit facilities will be secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) and 65% of the capital stock of our material first tier foreign subsidiaries.  If our corporate credit rating is “Ba2” or less by Moody’s and “BB” or less by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all our and their assets.

 Our new senior credit facilities require that we maintain:

•      a Consolidated Interest Coverage Ratio (as defined in the credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00, and

•      a Consolidated Leverage Ratio as of the last day of any fiscal quarter of not more than 3.25 to 1.00.

Our new senior credit facilities also contain covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities.  We do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Lastly, our senior credit facilities contain customary representations, warranties, affirmative covenants, and events of default.

We are permitted under our senior credit facilities to repurchase our capital stock and pay cash dividends in an unlimited amount if our gross Consolidated Leverage Ratio is less than 2.50 to 1.00.  If our gross Consolidated Leverage Ratio is greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $100.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after September 21, 2007 equal to the sum of (i) $300.0 and (ii) a positive amount equal to 50% of cumulative consolidated net income during the period from July 1, 2007 to the end of the most recent fiscal quarter for which financial information is available preceding the date of such repurchase or dividend declaration (or, in case such consolidated net income is a deficit, minus 100% of such deficit).

In February 2006, all but $0.2 of the then remaining Liquid Yield Option Notes (“LYONs”) were put to us and settled in cash for $660.2, their accreted value on such date. We financed this redemption and the related tax recapture with amounts borrowed against our $750.0 delayed draw term loan under our then-existing senior credit facilities. In June 2006, we repurchased the remaining LYONs.

At September 30, 2007, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends.

(11)         FINANCIAL INSTRUMENTS

Interest Rate Swaps

We maintain interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates on our variable rate term loan. We account for these swaps as cash flow hedges. In connection with the September 21, 2007 refinancing of our senior credit facilities (see Note 10), we terminated all our existing swaps and entered into new swaps with a notional amount of $600.0. These new swaps have maturities through September 2012 and effectively convert $600.0 of our borrowings under our variable rate term loan to a fixed rate of 4.8% plus the applicable margin. These are amortizing interest rate swap agreements; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the new term loan. As of September 30, 2007, the aggregate notional amount of the swaps was $600.0.

In connection with the termination of our previously held swaps, we made a net cash payment of $0.4. In addition, we reclassified $0.8 from accumulated other comprehensive loss to interest expense.

As of September 30, 2007, we recorded an unrealized loss, net of tax, of $1.3 to accumulated other comprehensive loss, while as of December 31, 2006, we recorded an unrealized gain, net of tax, of $2.6 to accumulated other comprehensive loss. In addition, as of September 30, 2007 and December 31, 2006, we recorded a long-term liability of $2.1 and a long-term asset of $4.2, respectively, to recognize the fair value of our swaps.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, and Chinese Yuan.

We have entered into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on certain forecasted transactions denominated in foreign currencies. Some of the underlying transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. The changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our condensed consolidated financial statements for the nine months ended September 30, 2007 and 2006.

As of September 30, 2007, the aggregate notional amount of outstanding FX forward contracts was $92.7. The fair value of these contracts was $1.2 and $1.4 (recorded as a current asset) as of September 30, 2007 and December 31, 2006, respectively. The fair value of the associated embedded derivatives was $1.2 and $2.8 (recorded as a current liability) as of September 30, 2007 and December 31, 2006, respectively.

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for such transactions as cash flow hedges. As of September 30, 2007 and December 31, 2006, the unrealized gain (loss), net of tax, recorded in accumulated other comprehensive loss was $0.7 and $(0.4), respectively. We expect to reclassify substantially all of the unrealized gain (loss) mentioned above to cost of products sold over the next 12 months as the hedged transactions occur. The fair values of contracts that had not settled with the counterparty as of September 30, 2007 and December 31, 2006 were $0.9 (recorded as a current asset) and $1.1 (recorded as a current liability), respectively. The amount of gain or loss recognized during the three and nine months ended September 30, 2007 and 2006 related to the ineffectiveness of the hedges was not material.

(12)         SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth calculations used in the computation of basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations for calculating basic income per share	$93.1	$50.7	$197.3	$137.5
Interest on convertible LYONs, net of tax	—	—	—	1.1
Income from continuing operations for calculating diluted income per share	$93.1	$50.7	$197.3	$138.6

Net income (loss) for calculating basic income per share	$92.9	$(48.1)	$186.0	$83.9
Interest on convertible LYONs, net of tax	—	—	—	1.1
Net income (loss) for calculating diluted income per share	$92.9	$(48.1)	$186.0	$85.0

Denominator:
Weighted-average number of common shares outstanding for calculating basic income per share	53.045	56.899	55.809	58.528
Dilutive Securities—Employee stock options, restricted stock and restricted stock units	1.428	1.499	1.464	1.497
Conversion of convertible LYONs	—	—	—	1.298
Weighted-average number of common shares outstanding and dilutive securities for calculating diluted income per share	54.473	58.398	57.273	61.323

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.5 and 0.8 for the three and nine months ended September 30, 2007, respectively, and 7.4 for both the three and nine months ended September 30, 2006.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 6.2 of these shares were available for grant at September 30, 2007. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or restricted stock.

During the nine months ended September 30, 2007 and 2006, we classified excess tax benefits from stock-based compensation of $21.2 and $8.9, respectively, as financing cash flows within our condensed consolidated statement of cash flows under the caption “Proceeds from the exercise of stock options and other.”

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

Restricted stock or restricted stock units may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and awards vest over a specified time period, typically three years. In addition, the restrictions lapse and the awards vest in the event of retirement, death or disability. The 2004 grants vest ratably over three years. In December 2004, the Compensation Committee of the Board of Directors announced changes to our stock-based employee compensation program. Under the announced changes, performance thresholds have been instituted for vesting of substantially all restricted stock and restricted stock units awarded in 2005 and subsequent applicable years. The awards vest, in equal amounts over three years, based on SPX shareholder return versus the S&P 500 Composite Index. Pursuant to the terms of the plan, if SPX total stockholder return exceeds the S&P 500 Composite Index for the prior year or for the cumulative period since the grant date, one-third of the grant associated with that year will vest. If SPX’s total stockholder return exceeds the S&P 500 Composite Index for the cumulative period, any unvested portion of the grant that was subject to vesting on or prior to the vesting date will vest.

We use the Monte Carlo simulation model valuation technique to determine fair value as our restricted stock and restricted stock units contain a market condition. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 3, 2007 and 2006:

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

The following table summarizes the stock option activity from December 31, 2006 through September 30, 2007:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	4.836	$60.97
Exercised	(1.845)	53.06
Terminated	(0.170)	68.37
Outstanding and exercisable at September 30, 2007	2.821	65.70

The weighted average remaining term, in years, of stock options outstanding and exercisable at September 30, 2007 was 2.7. The total number of in-the-money options exercisable on September 30, 2007 was 2.571. Aggregate intrinsic value (market value of stock less option exercise price) represents the total pretax intrinsic value, based on our closing stock price on September 30, 2007, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at September 30, 2007 was $77.0. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $46.0 and $24.4, respectively.

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2006 through September 30, 2007:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2006	1.525	$36.95
Granted	0.814	46.21
Vested	(0.811)	40.97
Forfeited	(0.111)	37.73
Outstanding at September 30, 2007	1.417	40.54

As of September 30, 2007, there was $25.9 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted average period of 1.3 years.

In conjunction with the sale of Contech in the second quarter of 2007 (see Note 3), we modified the existing outstanding awards issued to certain Contech employees by removing all restrictions associated with 0.046 restricted stock units and accelerating the vesting period to the effective date of the modification. This modification resulted in 0.034 shares issued, 0.012 shares withheld related to the SPX minimum required tax withholdings and net expense recorded of $1.1 as part of the loss on disposition.

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$92.9	$(48.1)	$186.0	$83.9
Foreign currency translation adjustments	48.8	12.9	70.4	48.4
Pension liability adjustment, net (1)	5.3	—	18.3	—
Change in unrealized gains (losses) on qualifying cash flow hedges, net (2)	(5.2)	(5.1)	(2.8)	3.9
Comprehensive income (loss)	$141.8	$(40.3)	$271.9	$136.2

(1)           The change in pension liability adjustment is net of a tax provision of $3.3 and $11.5 for the three and nine months ended September 30, 2007, respectively.

(2)           The change in unrealized gains (losses) on qualifying cash flow hedges is net of a tax provision (benefit) of $(3.2) and $(3.1) for the three months ended September 30, 2007 and 2006, respectively, and net of a tax provision (benefit) of $(1.7) and $2.5 for the nine months ended September 30, 2007 and 2006, respectively.

The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	September 30, 2007	December 31, 2006
Foreign currency translation adjustment	$278.3	$207.9
Pension liability adjustment, net of tax benefit of $174.9 and $186.4, respectively	(278.4)	(296.7)
Unrealized gains (losses) on qualifying cash flow hedges, net of tax provision (benefit) of $(0.3) and $1.4, respectively	(0.6)	2.2
Accumulated other comprehensive loss	$(0.7)	$(86.6)

Common Stock in Treasury

During the first nine months of 2007, we repurchased 9.0 shares (of which 7.3 were repurchased under the written trading plans entered into on March 22, 2007 and May 7, 2007 as noted below) of our common stock for total cash consideration of $715.9. We record common stock repurchases based on the settlement date. In addition to the above repurchases, during the nine months ended September 30, 2007, “Common stock in treasury” was reduced by $15.5 for out-of-plan stock option exercises issued from treasury stock and increased by $6.4 for common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

On March 22, 2007, we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to 1.3 shares of our common stock in accordance with the share repurchase program authorized by our Board of Directors as announced on December 21, 2005. We completed the plan in April 2007. On May 7, 2007, we adopted a new Rule 10b5-1 plan to facilitate the repurchase of up to an additional 6.0 shares of our common stock. We completed the plan in September 2007.

Dividends

The dividends declared during each of the first three quarters of 2007 and 2006 were $0.25 per share and totaled $14.9, $13.8, and $13.1 in the first, second, and third quarters of 2007 and $15.0, $14.8, and $14.3 during the first, second, and third quarters of 2006, respectively.

(13)         CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits, and contract, intellectual property, employment, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers’ compensation, etc.), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations, and cash flows. These accruals totaled $340.3 (including $262.5 for risk management matters) and $364.4 (including $260.3 for risk management matters) at September 30, 2007 and

December 31, 2006, respectively. Of these amounts, $256.4 and $262.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 30, 2007 and December 31, 2006, respectively, with the remainder included in “Accrued expenses.”

Litigation Matters

On June 8, 2006, we reached a settlement with VSI Holdings, Inc. (“VSI”)  resolving litigation relating to a merger agreement with VSI that we terminated. Under the terms of the settlement, the lawsuit was dismissed with prejudice, neither party admitted any liability or wrongdoing, and we made a payment in the amount of $20.0 to VSI. The charge associated with this payment was recorded in the second quarter of 2006 and has been included in “Other expense, net” within our 2006 consolidated statement of operations.

On April 13, 2007, we reached a settlement, with court approval, of a class action lawsuit by purchasers of our common stock alleging violations of the Securities Exchange Act of 1934 and a related ERISA class action lawsuit filed on behalf of participants in our employee benefit plans alleging breaches of the Employee Retirement Income Security Act of 1974. Under the terms of the settlement, both class action lawsuits were dismissed with prejudice and our aggregate net settlement payment, after reimbursement by our insurer, was $5.1, which we paid into the settlement fund in May 2007. We recorded the liability associated with the settlement payment in 2006.

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

Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may increase or decrease based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans, including the impact of technological advances or cost improvements. It is our policy to realize a change in estimate once it becomes probable and can be reasonably estimated. We do not discount our environmental accruals and do not reduce them by anticipated insurance recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

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

Risk Management Matters

We are self-insured for certain of our product and general liability, workers’ compensation, and automobile costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by management, are based on claims filed and estimates of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable to protect us against potential loss exposures.

(14)         INCOME TAXES

Adoption of FIN 48

As disclosed in Note 2, effective January 1, 2007 we adopted the provisions of FIN 48. As a result of such adoption, we recognized an initial decrease of $50.4 to our liability for unrecognized tax benefits, with a corresponding increase to retained earnings. During the third quarter of 2007, we recorded a correcting adjustment of $2.1 to recognize an income tax receivable, with a corresponding increase to retained earnings.  As of January 1, 2007, and after recognizing the decrease in the liability noted above, our unrecognized tax benefits totaled $196.9 (net unrecognized tax benefits of $177.0). As of September 30, 2007, our unrecognized tax benefits totaled $124.8 (net unrecognized tax benefits of $104.9), of which $75.3 would impact our effective tax rate, if recognized.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of January 1, 2007, gross accrued interest, included in the amounts above, after considering the impact of the decrease to our liability for unrecognized tax benefits, totaled $76.9 (net accrued interest of $46.6), while the related amount as of September 30, 2007 was $24.3 (net accrued interest of $14.7). There were no penalties recorded as of January 1, 2007 or during the three and nine months ended September 30, 2007.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that approximately $5.0 of our previously unrecognized tax benefits could be recorded to our income tax provision.

Tax Contingencies and Other Tax Matters

In 1997 we, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and self-insurance liabilities associated with existing retiree medical, workers’ compensation, and key manager life insurance programs to fully consolidated risk management companies (“RMCs”) in exchange for stock representing a minority interest in the RMCs. Subsequently, we sold the minority interest in the RMCs to a third-party investor at fair market value, which resulted in a capital loss of $73.7 for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received on the sale of the stock. In 2004, the Internal Revenue Service (“IRS”) issued an examination report disallowing the capital loss. We protested the disallowance to the Appeals Office of the IRS in June 2004.

In 1998 and 1999, we entered into similar transactions designed to manage and reduce costs associated with certain healthcare and environmental liabilities. Those transactions resulted in tax losses of $84.8 and $40.9, respectively. In July 2006, the IRS issued an examination report covering our 1998 through 2002 income tax returns. As expected, the IRS disallowed the tax losses associated with the 1998 and 1999 transactions noted above. We protested the disallowance to the Appeals Office of the IRS in August 2006.

Also in 2004, the IRS issued an examination report with respect to the sale of Sealed Power Europe in 1997. Specifically, the IRS sought to require recapture of certain foreign losses claimed as deductions on tax returns prior to 1997. We also protested this proposed adjustment to the Appeals Office of the IRS in June 2004.

In December 2006 and January 2007, we made advance payments of $66.6 and $37.5, respectively, which represented the amount being assessed by the IRS for the matters noted above.

On September 4, 2007, we reached an agreement with the IRS regarding the matters noted above for the years 1995 through 2002 after the agreement was approved by the Joint Committee on Taxation of the U.S. Congress. In connection with the resolution of these examinations, we reduced our liability for uncertain tax positions (including net interest) by $100.6. Of the $100.6 reduction in our liability for uncertain tax positions, $26.3 represents an amount accrued in excess of our final settlement (including tax, interest and penalties). The $26.3 favorable adjustment is comprised of a continuing operations tax benefit of $11.0 and a decrease in goodwill of $15.3 during the three months ended September 30, 2007.  The advance payments made in December 2006 and January 2007 resulted in an overpayment of federal income taxes, which has been applied against current year’s federal income tax liability.

The IRS currently is performing an audit of our 2003 through 2005 income tax returns. This audit is in its preliminary stages, and only general information requests have been issued to date.

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

An unfavorable resolution on one or more of the above matters could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As audits and examinations are still in process or we have not yet reached the final stages of the appeals process for the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

During the three months ended September 30, 2007, we recorded an income tax benefit of $8.1 associated with a reduction in the statutory tax rates in Germany and the United Kingdom.

Upon conclusion of our disposition activities discussed in Note 3, including the activity identified for the third quarter of 2007, we may recognize an additional income tax provision or benefit. For the three and nine months ended September 30, 2007, we recognized an income tax benefit of $34.1 and $28.0, respectively, associated with our disposition activities (See Note 1 for further information). For the three and nine months ended September 30, 2006, we recognized an income tax (provision) benefit of $(2.4) and $37.5, respectively, associated with our disposition activities. The determination of the income tax provision or benefit associated with our disposition activities is dependent upon, among other things, the structure of the related transactions. Accordingly, we may experience a material impact on our financial condition, results of operations and cash flows in future periods if we are unable to complete our disposition activities in accordance with the anticipated structure of the related transactions.

(15)         SUBSEQUENT EVENTS

In October 2007, we completed the acquisition of Matra–Werke GmbH within our Test and Measurement segment for a purchase price of $36.6. The acquired business had revenues of approximately $26.0 in the twelve months prior to its acquisition.

On October 31, 2007, we entered into a definitive agreement to acquire APV, a global manufacturer of process equipment and engineering solutions primarily for the sanitary market, from Invensys PLC for approximately 250.0 British pounds.  The transaction is expected to close by December 31, 2007.  We expect APV to become part of our Flow Technology segment.  APV had revenues of approximately $800.0 for the fiscal year ended March 31, 2007.  We plan to fund the acquisition with a mixture of borrowings and cash on hand.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

In our 2006 Annual Report on Form 10-K, we outlined six key operating initiatives designed to improve revenues and operating income and margins. These key initiatives are: emerging markets; new product development; lean manufacturing; supply chain management; information technology centralization; and organizational development. During the first nine months of 2007, we continued to focus on these initiatives, which contributed to a year over year improvement in revenues and operating income of 18.6% and 42.9%, respectively. During the remainder of 2007, we anticipate continued progress across these key initiatives, which we expect will result in additional improvement in revenue and operating income and margins. In addition, our consolidated financial results for the first nine months of 2007 were impacted by the following transactions:

•      We entered into new senior credit facilities, with total capacity of $2,300.0, which replaced our then-existing senior credit facilities.

•      We repurchased 9.0 shares of our common stock for total cash consideration of $715.9.

•      We sold Contech, our automotive components business, for net cash proceeds of $134.3. We recorded a net loss on the sale of $11.0.

•      As a result of our adoption of FIN 48, we reduced our income tax liabilities for unrecognized tax benefits by $52.5, with a corresponding increase to retained earnings.

•      We reached an agreement with the IRS regarding certain matters related to our Federal income tax returns for the years 1995 through 2002 after the agreement was approved by the Joint Committee on Taxation of the U.S. Congress. In connection with the resolution of these matters, we reduced our income tax liabilities by $26.3, which resulted in a continuing operations tax benefit of $11.0 and a decrease in goodwill of $15.3 during the three months ended September 30, 2007.

•      We recorded an income tax benefit of $8.1 associated with a reduction in the statutory tax rates in Germany and the United Kingdom during the three months ended September 30, 2007.

•      In August 2007, we completed the acquisition of the European diagnostics division of Johnson Controls within our Test and Measurement segment for a purchase price of $40.3.

•      A recent internal audit of an operation in Japan uncovered employee misconduct and improper accounting entries. Correction of these matters resulted in a charge of $7.4 during the three months ended September 30, 2007, which included $2.4 of inventory write-downs, $2.0 of accounts receivable write-offs, and $3.0 of other adjustments.  See Note 1 to our condensed consolidated financial statements for further information.

•     We recognized an income tax benefit of $13.5 during the three months ended September 30, 2007 to “Loss on disposition of discontinued operations, net of tax” relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily during 2005.

•      We recorded a benefit of $5.0 within our Thermal Equipment and Services segment as a result of cost improvements associated with a state-approved environmental remediation plan at a site in California during the second quarter of 2007.

•      We recorded charges of $9.6 related to the settlement of a legacy product liability matter within our Industrial Products and Services segment during the first and second quarters of 2007.

•      During the third quarter of 2007, we committed to a plan to divest a business within our Flow Technology segment. As a result of this planned divestiture, we recorded a net charge of $11.0 during the third quarter of

2007 to “Loss on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2006 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We label our quarterly information using a calendar convention. Our first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The interim closing dates for the first, second and third quarters of 2007 were March 31, June 30 and September 29, respectively, and April 1, July 1 and September 30 for 2006, respectively. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2007 and will have one additional day in the fourth quarter of 2007 when compared to the respective 2006 periods.

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

The following table provides selected financial information for the three and nine months ended September 30, 2007 and 2006, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
Revenues	$1,232.1	$1,033.2	19.3	$3,537.4	$2,981.6	18.6
Gross profit	356.1	298.7	19.2	980.0	828.4	18.3
% of revenues	28.9%	28.9%		27.7%	27.8%
Selling, general and administrative expense	228.6	205.3	11.3	680.1	616.1	10.4
% of revenues	18.6%	19.9%		19.2%	20.7%
Intangible amortization	4.5	2.7	66.7	13.4	10.1	32.7
Special charges, net	2.5	2.9	(13.8)	4.1	4.6	(10.9)
Other (expense) income, net	(0.9)	0.2	*	(2.9)	(19.3)	(85.0)
Interest expense, net	(21.6)	(13.8)	56.5	(49.5)	(37.3)	32.7
Equity earnings in joint ventures	9.1	8.9	2.2	29.1	28.2	3.2
Income from continuing operations before income taxes	107.1	83.1	28.9	259.1	169.2	53.1
Income tax provision	(14.0)	(32.4)	(56.8)	(61.8)	(31.7)	(95.0)
Income from continuing operations	93.1	50.7	83.6	197.3	137.5	43.5

Components of consolidated revenue growth:
Organic growth			13.2			13.1
Foreign currency			2.7			2.6
Acquisitions and other, net			3.4			2.9
Net revenue growth			19.3			18.6

* Not meaningful for comparison purposes.

Revenues — For the three and nine months ended September 30, 2007, the increase in revenues compared to the respective 2006 periods was driven primarily by organic revenue growth. We continued to experience strong demand in the power, mining, and oil and gas markets serviced by businesses in our Flow Technology segment, as well as for cooling systems and products and thermal services within our Thermal Equipment and Services segment. Growth in our Industrial Products and Services segment has been led by strong demand for power transformers. Revenues for the three and nine months ended September 30, 2007 also benefited from the fourth quarter 2006 acquisition of Aktiebolaget Custos (“Custos”) within our Flow Technology segment, as well as from the favorable impact of foreign currencies (i.e., weakening of the U.S. dollar against most other currencies).

Gross profit — The increase in gross profit for the three and nine months ended September 30, 2007 compared to the respective 2006 periods was due primarily to the revenue performance described above. Gross profit as a percentage of revenues for the three and nine months ended September 30, 2007, as compared to the respective 2006 periods, was also impacted favorably by leverage on the organic growth noted above and lean manufacturing initiatives. Gross profit as a percentage of revenues has been negatively impacted in 2007 by a significant decline in OEM program launches within our Test and Measurement segment due to difficult conditions within the domestic automotive market. In addition, gross profit for the nine months ended September 30, 2007 has been negatively impacted by charges of $9.6 within our Industrial Products and Services segment related to the settlement of a legacy product liability matter.

 Selling, general and administrative (“SG&A”) expenses — For the three months ended September 30, 2007, the increase in SG&A expense was due primarily to the impact of the revenue growth previously described and the acquisition of Custos within our Flow Technology segment, as well as additional stock-based compensation expense. This increase was offset partially by the fact that the respective 2006 figure included charges of $4.1 associated with the settlement of both the Securities Class Action and tag-along ERISA action (see Note 13 to the condensed consolidated financial statements for further information).

For the nine months ended September 30, 2007, the increase in SG&A was due to the matters noted above, partially offset by a benefit of $5.0 within our Thermal Equipment and Services segment as a result of cost improvements associated with a state approved environmental remediation plan at a site in California.

Intangible amortization — For the three and nine months ended September 30, 2007, the increase in intangible amortization was due to amortization expense associated with intangible assets acquired in connection with the fourth quarter 2006 Custos transaction.

Special charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, sales, and administrative facilities. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2007 and 2006.

Other expense, net — Other expense, net for the three months ended September 30, 2007 was composed primarily of foreign currency transaction losses of $1.2 and minority interest charges of $0.6, partially offset by $1.1 of life insurance death benefits that were received during the quarter. For the three months ended September 30, 2006, other income, net was composed of gains on sales of assets of $1.4, partially offset by foreign currency transaction losses of $0.7 and minority interest charges of $0.5.

Other expense, net for the nine months ended September 30, 2007 was composed primarily of foreign currency transaction losses of $2.1 and minority interest charges of $1.5, partially offset by the $1.1 of life insurance death benefits noted above. For the nine months ended September 30, 2006, other expense, net was composed of  $20.0 of costs to settle the litigation with VSI, foreign currency transaction losses of $2.5, and minority interest charges of $1.3, partially offset by $2.1 of life insurance death benefits received in the second quarter of 2006 and gains on sales of assets of $2.0.

Interest expense, net — Interest expense, net includes both interest expense and interest income. The increase in interest expense, net, during the three months ended September 30, 2007 as compared to the respective period in 2006 was due to higher average debt balances for the three months ended September 30, 2007, primarily as a result of borrowings on the trade receivable financing agreement and domestic revolving loan facility to facilitate the repurchase of common stock. In addition, we incurred $3.3 of costs in connection with the termination of our then-existing senior credit facilities (see Note 10 to the condensed consolidated financial statements), including $2.3 for the write-off of deferred financing costs, $0.2 for an early termination fee, and $0.8 for costs associated with the early termination of our then-existing interest rate protection agreements (see Note 11 to the condensed consolidated financial statements).

For the nine months ended September 30, 2007, the increase in interest expense, net was due to the higher average debt balances and the $3.3 of costs noted above, as well as higher average interest rates during the nine months ended September 30, 2007 as compared to the same period in 2006. Specifically, the Liquid Yield Option Notes (“LYONs”), which carried an interest rate of 2.75%, were outstanding for a portion of the nine months ended September 30, 2006. The LYONs were redeemed on February 2, 2006 with proceeds from our then delayed draw term loan, which carried a higher interest rate than that associated with the LYONs.

Refer to the discussion of Liquidity and Financial Condition in our 2006 Annual Report on Form 10-K for details pertaining to our 2006 debt activity.

Equity earnings in joint ventures — The increase in equity earnings in joint ventures for the three and nine months ended September 30, 2007 was attributable primarily to strong operational performance at our EGS Electrical Group, LLC and Subsidiaries joint venture.

Income tax provision — For the three months ended September 30, 2007, we recorded an income tax provision of $14.0 on $107.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 13.1%. This compares to an income tax provision for the three months ended September 30, 2006 of $32.4 on $83.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 39.0%. The effective tax rate for the three months ended September 30, 2007 was favorably impacted by 1) a decrease in the interest charge associated with the liability for unrecognized tax benefits, 2) a larger proportion of taxable income in countries with lower tax rates, 3) an income tax benefit of $11.0 associated with the settlement of certain matters related to our 1995 to 2002 Federal income tax returns, and 4) an income tax benefit of $8.1 associated with a reduction in the statutory tax rates in Germany and the United Kingdom. The lower interest charge was the result of the reduction of our liability for unrecognized tax benefits associated with the adoption of FIN 48 in the amount of $50.4 and payments made against this liability of $66.6 and $37.5 in December 2006 and January 2007, respectively.

For the nine months ended September 30, 2007, we recorded an income tax provision of $61.8 on $259.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 23.9%. This compares to an income tax provision for the nine months ended September 30, 2006 of $31.7 on $169.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 18.7%. The effective tax rate for the nine months ended September 30, 2007 was favorably impacted by the matters noted above for the three months ended September 30, 2007, as well as a decrease in our state income tax provision due to a reduction in the valuation allowance for certain states resulting from current and projected taxable income for such states and an income tax benefit of $3.5 associated with the settlement of certain matters relating to income tax returns in the United Kingdom. The effective tax rate for the nine months ended September 30, 2006 was favorably impacted by a $34.7 income tax benefit, principally associated with the settlement of certain tax matters relating to our 1998 to 2002 Federal income tax returns.

RESULTS OF DISCONTINUED OPERATIONS

We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and the sale of the business or asset group is deemed probable within the next 12 months. The following businesses, which have been sold as of September 30, 2007, met these requirements and therefore have been reported as discontinued operations for the periods presented:

Business	Discontinued During the Quarter Ended	Closing of Sale During the Quarter Ended
Contech	September 30, 2006	June 30, 2007
Dock Products (“Dock”)	June 30, 2006	December 31, 2006
Dielectric Tower (“Tower”)	December 31, 2005	March 31, 2006
Security and protection business (“Vance”)	September 30, 2005	March 31, 2006

Contech — Sold during the second quarter of 2007 resulting in net cash proceeds of $134.3. During 2007, we recorded a net loss on the sale of $11.0, including $0.1 during the third quarter of 2007, $4.3 of expenses during the second quarter of 2007 that were contingent upon the consummation of the sale, which included $1.1 due to the modification of the vesting period of restricted stock units that had been issued to Contech employees (see Note 12 to our condensed consolidated financial statements for further information), and a $6.6 charge during the first quarter of 2007 in order to reduce the carrying value of the net assets sold to the net proceeds received from the sale. In addition, in April 2007, we settled a capital lease obligation for $5.3 relating to equipment that was transferred to the buyer of Contech. During the third quarter of 2006, we recorded a charge of $102.7 to “Loss on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

Dock — Sold for $43.5 in cash during the fourth quarter of 2006 resulting in a net gain of $29.0. In the second quarter of 2006, we recorded a gain of $39.0 based on the anticipated tax benefit resulting from the decision to sell this business. In the fourth quarter of 2006, we recorded a loss of $10.0 to reflect the final sale price and related tax benefit in conjunction with the sale.

Tower — Sold for $6.9 in cash, with $2.5 received in the first quarter of 2006 and the remainder in the fourth quarter of 2006. In 2005, we recorded a loss, net of taxes, of $11.3 in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. During the first quarter of 2006, we increased the net loss by $2.2 based on the proceeds received from the sale. During the third quarter of 2006, we reduced the net loss by $2.7 primarily as a result of the expected settlement of the working capital associated with the transaction.

Vance — Sold for $70.6 in cash. In 2005, we recorded a loss, net of taxes, of $26.8 in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. During the first quarter of 2006, we increased the net loss by $2.9, primarily for expenses that were contingent upon the consummation of the sale. During the second quarter of 2006, we reduced the net loss by $1.5 as a result of the favorable resolution of a contingent liability.

 In addition to the Contech, Dock, Tower, and Vance businesses discussed above, we recognized net losses of  $3.0 and $5.9 during the three and nine months ended September 30, 2007, respectively, and net gains of $3.6 during the nine months ended September 30, 2006, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2004 through 2006.

The final purchase price for certain divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers and in the event we cannot come to agreement with the buyers, an arbitration process. Final agreement of the working capital figures with the buyers for certain transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the purchase price and resulting gains/losses on these and other previous divestitures may be adjusted in subsequent periods. Refer to Note 14 to the condensed consolidated financial statements for the tax implications associated with our disposition activities.

During the third quarter of 2007, we committed to a plan to divest our Air Filtration business within our Flow Technology segment. We are actively pursuing the sale of this business and anticipate that the sale will be completed in the first half of 2008. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements. As a result of this planned divestiture, we recorded a net charge of $11.0 during the third quarter of 2007 to “Loss on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. Refer to Note 14 to the condensed consolidated financial statements for the tax implications associated with our disposition activities.

During the third quarter of 2007, we recognized an income tax benefit of $13.5 to “Loss on disposition of discontinued operations, net of tax” relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily during 2005.  See Note 1 to our condensed consolidated financial statements for further discussion.

For the three and nine months ended September 30, 2007 and 2006, loss from discontinued operations and the related income taxes are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Loss from discontinued operations	$(34.3)	$(96.4)	$(39.3)	$(91.1)
Income tax (provision) benefit	34.1	(2.4)	28.0	37.5
Loss from discontinued operations, net	$(0.2)	$(98.8)	$(11.3)	$(53.6)

For the three and nine months ended September 30, 2007 and 2006, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$25.5	$125.0	$165.5	$405.3

Pre-tax income	0.6	1.9	4.5	12.0

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

Flow Technology

	Three months ended			Nine months ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
Revenues	$269.4	$212.3	26.9	$798.2	$621.6	28.4
Segment Income	45.2	34.4	31.4	127.3	96.7	31.6
% of revenues	16.8%	16.2%		15.9%	15.6%
Components of Segment Revenue Growth:
Organic Growth			10.9			11.8
Foreign Currency			2.5			2.7
Acquisitions and Other, Net			13.5			13.9
Net Segment Revenue Growth			26.9			28.4

Revenues— For the three and nine months ended September 30, 2007, the increase in revenues over the respective prior year period was due to organic revenue growth resulting from strong demand within the power, mining, and oil and gas markets. Additionally, revenues were favorably impacted by the fourth quarter of 2006 acquisition of Custos, which contributed revenues of $31.9 and $93.9, respectively, during the three and nine months ended September 30, 2007.

Segment Income— For the three and nine months ended September 30, 2007, segment income and margin were favorably impacted by the items noted above, as well as lean manufacturing initiatives and lower operating expenses resulting from previous restructuring initiatives.

Test and Measurement

	Three months ended			Nine months ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
Revenues	$267.8	$276.7	(3.2)	$833.2	$820.0	1.6
Segment Income	24.0	43.8	(45.2)	83.4	109.3	(23.7)
% of revenues	9.0%	15.8%		10.0%	13.3%
Components of Segment Revenue Growth:
Organic Decline			(8.4)			(1.2)
Foreign Currency			2.7			2.7
Acquisitions and Other, Net			2.5			0.1
Net Segment Revenue Growth			(3.2)			1.6

Revenues— For the three months ended September 30, 2007, the decrease in revenues over the respective prior year period was due to a decline in organic revenue resulting from lower domestic OEM and dealer equipment revenues associated with the difficult conditions within the domestic automotive market. These decreases were offset partially by an increase in revenues from fare-collection systems, which are affected by the timing of large contracts.

For the nine months ended September 30, 2007, the increase in revenues over the respective prior year period was due to the favorable impact of foreign currencies, as well as the increase in revenues from fare-collection systems noted above. These increases generally were offset by lower domestic OEM and dealer equipment revenues due to the difficult conditions within the domestic automotive market.

In August 2007, we completed the acquisition of the European diagnostic division of Johnson Controls. This business contributed $8.3 of revenues to the segment during the three and nine months ended September 30, 2007.

Segment Income— For the three and nine months ended September 30, 2007, segment income and margin decreased over the respective prior year periods due primarily to the lower revenues associated with difficult conditions within the domestic automotive market, lower absorption of fixed manufacturing costs resulting from the aforementioned decline in revenues, additional costs associated with investments in Asia Pacific, and increased research and development costs in support of new products. In addition, during the three and nine months ended September 30, 2007, we recorded a charge of $7.4 at an operation in Japan relating to improper accounting entries, which included $2.4 of inventory write-downs, $2.0 of accounts receivable write-offs, and $3.0 of other adjustments (see Note 1 to the condensed consolidated financial statements for further information). These declines in segment income and margin were offset partially by the impact of the increase in revenues from fare-collection systems noted above.

Thermal Equipment and Services

	Three months ended			Nine months ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
Revenues	$446.3	$337.9	32.1	$1,192.6	$930.7	28.1
Segment Income	53.1	34.7	53.0	106.3	60.0	77.2
% of revenues	11.9%	10.3%		8.9%	6.4%
Components of Segment Revenue Growth:
Organic Growth			28.1			24.4
Foreign Currency			4.0			3.7
Acquisitions and Other, Net			—			—
Net Segment Revenue Growth			32.1			28.1

Revenues— For the three and nine months ended September 30, 2007, the increase in revenues over the respective prior year periods was due primarily to organic revenue growth associated with the strong global power market demand for cooling systems and products and thermal services and equipment, as well as the impact of foreign currencies.

Segment Income—For the three and nine months ended September 30, 2007, segment income and margin increased over the respective prior year periods as a result of the organic revenue growth noted above and improved execution in cooling equipment. In addition, segment income for the nine months ended September 30, 2007 included a benefit of $5.0 as a result of cost improvements associated with a state-approved environmental remediation plan at a site in California.

Industrial Products and Services

	Three months ended			Nine months ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
Revenues	$248.6	$206.3	20.5	$713.4	$609.3	17.1
Segment Income	44.0	24.5	79.6	104.3	65.7	58.8
% of revenues	17.7%	11.9%		14.6%	10.8%
Components of Segment Revenue Growth:
Organic Growth			19.7			16.4
Foreign Currency			0.8			0.7
Acquisitions and Other, Net			—			—
Net Segment Revenue Growth			20.5			17.1

Revenues— For the three and nine months ended September 30, 2007, the increase in revenues was due to organic revenue growth driven primarily by strong demand for power transformers.

Segment Income— For the three and nine months ended September 30, 2007, the increase in segment income and margin was due to the organic revenue growth described above. Segment income for the nine months ended September 30, 2007 included charges of $9.6 related to the settlement of a legacy product liability matter.

Corporate and Other Expenses

	Three months ended			Nine months ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
Total Consolidated Revenues	$1,232.1	$1,033.2	19.3	$3,537.4	$2,981.6	18.6
Corporate Expenses	23.6	29.0	(18.6)	69.9	70.8	(1.3)
% of revenues	1.9%	2.8%		2.0%	2.4%
Pension and Postretirement Expense	11.1	10.7	3.7	32.5	33.8	(3.8)
Stock Based Compensation Expense	8.6	7.0	22.9	32.4	24.9	30.1

Corporate Expenses — Corporate expenses generally relate to the cost of our Charlotte, NC corporate headquarters, our Horsham, PA information technology data center, and our Asia-Pacific center in Shanghai, China. For the three and nine months ended September 30, 2007, the decrease in corporate expenses was due primarily to the fact that the comparable period 2006 figures include charges of $4.1 associated with the settlement of both the Securities Class Action and tag-along ERISA action (see Note 13 to the condensed consolidated financial statements for further information). Corporate expenses for the nine months ended September 30, 2007 were impacted by higher salaries and incentive compensation relating to the impact of headcount increases in support of certain key operating initiatives, along with additional legal charges of $1.0 and an increase in contributions to our charitable foundation of $1.0 during the first quarter of 2007.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense for the nine months ended September 30, 2007 was due primarily to higher than projected returns on plan assets.

Stock-based Compensation Expense — The increase in stock-based compensation expense for the three and nine months ended September 30, 2007 compared to the prior year periods was due primarily to an increase in the fair value of our 2007 restricted stock and restricted stock unit awards. The grant date fair value of our stock-based compensation awards is directly correlated to changes in the market value of our common stock (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique). The weighted average fair value of our 2007 restricted stock and restricted stock unit awards is approximately 35% higher than the weighted average fair value of the comparable 2006 awards.

OUTLOOK

The following table highlights our segment revenue performance for the first nine months of 2007 and the expectations for the remainder of 2007 based on information available on the date of this report. We define revenue forecasted trends as follows: “Growth”—Future end market performance is expected to be above the prior year; “Flat”—Future end market performance is expected to be flat compared to the prior year; “Decline”—Future end market performance is expected to be below the prior year.

Segment	Fourth Quarter Forecasted Revenue Trend	Segment Performance
Flow Technology	Growth

We expect revenue growth to continue in the fourth quarter as a result of our December 2006 acquisition of Custos, as well as organic growth driven by favorable trends within the oil and gas, mining, petro-chemical, and power markets. The segment had backlog of $415.2 and $314.7 as of September 30, 2007 and December 31, 2006, respectively.

Test and Measurement	Flat/Growth

Revenue for the fourth quarter of 2007 is expected to be comparable to or marginally higher than the related 2006 figure. However, segment income and margins for the fourth quarter of 2007 are expected to be below the related figures for the fourth quarter of 2006 as a result of the difficult conditions within the domestic automotive market and due to the timing of revenues from fare-collection systems. Backlog for the segment is not material as the related businesses are short-cycle in nature.

Thermal Equipment and Services	Growth

Revenue for the fourth quarter of 2007 is expected to be comparable to or marginally higher than the related 2006 figure, as revenues for the fourth quarter of 2006 were quite strong due to the favorable timing of some large construction contracts during the fourth quarter of 2006. We had backlog across the segment of $1,117.9 and $1,166.2 as of September 30, 2007 and December 31, 2006, respectively, with the majority within our cooling equipment and services businesses. The decline in backlog was due to third quarter organic revenue growth of 28.1% and the timing of new contracts, which can vary substantially from quarter to quarter.

Industrial Products and Services	Growth

We expect organic revenue growth to continue in the fourth quarter across the majority of the segment’s businesses, with the most notable contribution coming from our power transformer business. Backlog for the segment totaled $632.2 and $538.4 as of September 30, 2007 and December 31, 2006, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 30, 2007 and 2006.

Cash Flow

	Nine months ended September 30,
	2007	2006
Continuing Operations:
Cash flows from (used in) operating activities	$111.8	$(30.8)
Cash flows from investing activities	47.7	34.8
Cash flows used in financing activities	(390.3)	(234.0)
Cash flows from (used in) discontinued operations	25.5	(19.1)
Change in cash and equivalents due to changes in foreign currency exchange rates	10.9	4.8
Net decrease in cash and equivalents	$(194.4)	$(244.3)

Operating Activities—The primary factors contributing to the increase in cash flows from operating activities during the first nine months of 2007 as compared to the same period in 2006 were as follows:

•      During the first nine months of 2006, we paid accreted interest (since issuance) in connection with the LYONs redemption of $84.3.

•      Higher operating income in the first nine months of 2007 versus the same period in 2006.

Investing Activities— The increase in cash from investing activities during the first nine months of 2007 compared to the same period in 2006 was due to an increase in proceeds from the sales of discontinued operations and other assets ($137.5 in the first nine months of 2007 versus $89.8 in the first nine months of 2006), with $134.3 of the 2007 proceeds relating to the sale of Contech in April 2007. This increase was partially offset by an increase in cash outflows for business acquisitions and investments ($42.0 in the first nine months of 2007 versus $14.1 in the first nine months of 2006), with $40.3 of the 2007 amount associated with the acquisition of the diagnostics division of Johnson Controls in August 2007.

Financing Activities —The increase in cash used in financing activities during the first nine months of 2007 compared to the same period in 2006 was due to an increase in repurchases of common stock ($715.9 in the first nine months of 2007 versus $436.3 in the first nine months of 2006). This increase was partially offset by an increase in net borrowings under our short-term and long-term debt arrangements ($258.3 in the first nine months of 2007 versus $132.5 in the first nine months of 2006).

Discontinued Operations— The increase in cash flows from discontinued operations was due primarily to an income tax refund of $45.4 associated with capital losses generated from the sale of discontinued operations offset primarily by capital lease payments of $5.3 related to Contech.

Borrowings and Availability

Borrowings —The following table summarizes our debt activity for the first nine months of 2007. See Note 10 to the condensed consolidated financial statements for additional details regarding our 2007 debt activity.

	December 31,				September 30,
	2006	Borrowings	Repayments	Other (4)	2007
Term loan (1)	$735.0	750.0	$(735.0)	—	$750.0
Domestic revolving loan facility (1)	—	498.0	(318.0)	—	180.0
Global revolving loan facility (1)	82.8	99.3	(84.8)	1.9	99.2
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (2)	1.0	405.0	(335.0)	—	71.0
Other indebtedness (3)	95.5	—	(21.2)	12.7	87.0
Total debt	963.8	$1,752.3	$(1,494.0)	$14.6	1,236.7
Less: short-term debt	168.0				239.9
Less: current maturities of long-term debt	42.3				60.2
Total long-term debt	$753.5				$936.6

(1)   The borrowings and repayments that occurred on September 21, 2007 as a result of our entering into new senior credit facilities and simultaneously terminating our then-existing senior credit facilities were as follows:

Term loan (borrowings - $750.0 and repayments - $716.2)

Domestic revolving loan facility (borrowings - $180.0 and repayments - $210.0)

Global revolving loan facility (borrowings - $99.3 and repayments - $49.0)

(2)   Under such arrangement, we can borrow, on a continuous basis, up to $130.0.

(3)   Includes aggregate balances under extended accounts payable programs and a purchase card program of $49.7 and $60.0 at September 30, 2007 and December 31, 2006, respectively.

(4)   “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

On September 21, 2007, we entered into new senior credit facilities with a syndicate of lenders that replaced our then-existing senior credit facilities, which were simultaneously terminated.  The new senior credit facilities provide for committed senior secured financing of $2,300.0, consisting of the following:

•      A term loan facility in an aggregate principal amount of $750.0 with a final maturity of September 2012;

•      A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount of up to $400.0 with a final maturity of September 2012;

•      A global revolving credit facility, available for loans in Euros, British Pounds and other currencies in an aggregate principal amount up to the equivalent of $200.0 with a final maturity of September 2012; and

•      A foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount in various currencies up to the equivalent of $950.0 with a final maturity of September 2012.

We also may seek additional commitments for incremental term loan facilities or increases in commitments in respect of the domestic revolving credit facility, the global revolving credit facility and/or the foreign credit instrument facility by up to an aggregate principal amount of $400.0 without the need for consent from the existing lenders.

We are the borrower under the term and revolving loan facilities, and certain of our foreign subsidiaries are (and others may in the future become) borrowers under the global revolving credit facility and the foreign credit instrument facility.

All borrowings and other extensions of credit under our new senior credit facilities are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.

The letters of credit under the domestic revolving credit facility are stand-by  letters of credit requested by any borrower on behalf of itself or any of its subsidiaries. The foreign credit instrument facility is used to issue foreign credit instruments, including bank undertakings to support our foreign operations.

The interest rates applicable to loans under our new senior credit facilities are, at our option, equal to either an alternate base rate (the higher of (a) the federal funds effective rate plus 0.50% and (b) the prime rate of Bank of America) or a reserve adjusted LIBOR rate for dollars (Eurodollar) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended on such date).  We may elect interest periods of one, two, three or six months for Eurodollar borrowings.  The fees charged and the interest rate margins applicable to Eurodollar and base rate loans are (all on a per annum basis) as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee	Foreign Credit Instrument Fee	LIBOR Rate Loans	ABR Loans
< 1.0 to 1.0	0.175%	0.175%	0.875%	0.175%	0.65625%	0.875%	0.00%
> 1.0 to 1.0 but < 1.5 to 1.0	0.20%	0.20%	1.00%	0.20%	0.75%	1.00%	0.00%
> 1.5 to 1.0 but < 2.0 to 1.0	0.25%	0.25%	1.25%	0.25%	0.9375%	1.25%	0.25%
> 2.0 to 1.0 but < 3.0 to 1.0	0.30%	0.30%	1.50%	0.30%	1.125%	1.50%	0.50%
> 3.0 to 1.0	0.35%	0.35%	1.75%	0.35%	1.3125%	1.75%	0.75%

The term loan is repayable in quarterly installments of $18.75 million for each quarter ending March 31, 2008 through September 30, 2011, and $112.5 million for the quarters ending December 31, 2011 through June 30, 2012, with the balance due in September 2012.

Our new senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property (other than in the ordinary course of business and subject to other exceptions) by us or our subsidiaries. Mandatory prepayments will be applied first to prepay the term loan and then to repay amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility or the domestic revolving credit facility (without reducing the commitments thereunder).  No prepayment is required to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.

We may voluntarily prepay loans under our new senior credit facilities, in whole or in part, without premium or penalty.  Any voluntary prepayment of loans will be subject to reimbursement of the lender’s breakage costs in the case of a prepayment of Eurodollar rate borrowings other than on the last day of the relevant interest period.

Indebtedness under our new senior credit facilities is guaranteed by:

•      each existing and subsequently acquired or organized domestic material subsidiary (with specified exceptions); and

•      us with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility and the foreign credit instrument facility.

Indebtedness under our new senior credit facilities will be secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) and 65% of the capital stock of our material first tier foreign subsidiaries.  If our  corporate credit rating is “Ba2” or less by Moody’s and “BB” or less by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all our and their assets.

Our new senior credit facilities require that we maintain:

•      a Consolidated Interest Coverage Ratio (as defined in the credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00, and

•      a Consolidated Leverage Ratio as of the last day of any fiscal quarter of not more than 3.25 to 1.00.

Our new senior credit facilities also contain covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities.  We do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Lastly, our senior credit facilities contain customary representations, warranties, affirmative covenants, and events of default.

We are permitted under our senior credit facilities to repurchase our capital stock and pay cash dividends in an unlimited amount if our gross Consolidated Leverage Ratio is less than 2.50 to 1.00.  If our gross Consolidated Leverage Ratio is greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $100.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after September 21, 2007 equal to the sum of (i) $300.0 and (ii) a positive amount equal to 50% of cumulative consolidated net income during the period from July 1, 2007 to the end of the most recent fiscal quarter for which financial information is available preceding the date of such repurchase or dividend declaration (or, in case such consolidated net income is a deficit, minus 100% of such deficit).

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of September 30, 2007 and December 31, 2006, the participating businesses had $10.0 and $14.2, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of September 30, 2007 and December 31, 2006, the participating businesses had $39.7 and $45.8, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Availability — At September 30, 2007, we had $207.0 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic and global revolving loan facilities of $279.2 and to $113.8 reserved for outstanding letters of credit. In addition, at September 30, 2007, we had $517.9 of available issuance capacity under our foreign credit instrument facility after giving effect to $432.1 reserved for outstanding letters of credit. See Note 10 to the condensed consolidated financial statements for additional information on our senior credit facilities. In addition, we have a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. As of September 30, 2007, we had $18.0 available after giving effect to $71.0 borrowed under the trade receivables financing agreement. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The trade receivables financing facility does not contain any covenants that we view as materially constraining to the activities of our business.

We believe that current cash and equivalents, which totaled $282.8 at September 30, 2007, and our availability under our senior credit facilities and existing trade receivable financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements, and required debt service.

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

Financial Instruments

Interest Rate Swaps

We maintain interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates on our variable rate term loan. We account for these swaps as cash flow hedges. In connection with the September 21, 2007 refinancing of our senior credit facilities (see Note 10 to the condensed consolidated financial statements), we terminated all our existing swaps and entered into new swaps with a notional amount of $600.0. These new swaps have maturities through September 2012 and effectively convert $600.0 of our borrowings under our variable rate term loan to a fixed rate of 4.8% plus the applicable margin. These are amortizing interest rate swap agreements; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the new term loan. As of September 30, 2007, the aggregate notional amount of the swaps was $600.0.

In connection with the termination of our previously held swaps, we made a net cash payment of $0.4. In addition, we reclassified $0.8 from accumulated other comprehensive loss to interest expense.

As of September 30, 2007, we have recorded an unrealized loss, net of tax, of $1.3 to accumulated other comprehensive loss, while as of December 31, 2006, we recorded an unrealized gain, net of tax, of $2.6 to accumulated other comprehensive loss. In addition, as of September 30, 2007 and December 31, 2006, we have recorded a long-term liability of $2.1 and a long-term asset of $4.2, respectively, to recognize the fair value of our swaps.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows. Our principal currency exposures relate to the Euro, British Pound and Chinese Yuan.

We have entered into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on certain forecasted transactions denominated in foreign currencies. Some of the underlying transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. The changes in the fair value of these FX forward contracts and embedded derivatives are recorded in other income (expense) in the period of change. The net impact of the changes in fair values of these derivatives was not material to our condensed consolidated financial statements for the nine months ended September 30, 2007 and 2006.

As of September 30, 2007, the aggregate notional amount of outstanding FX forward contracts was $92.7. The fair value of these contracts was $1.2 and $1.4 (recorded as a current asset) as of September 30, 2007 and December 31, 2006, respectively. The fair value of the associated embedded derivatives was $1.2 and $2.8 (recorded as a current liability) as of September 30, 2007 and December 31, 2006, respectively.

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for such transactions as cash flow hedges. As of September 30, 2007 and December 31, 2006, the unrealized gain (loss), net of tax, recorded in accumulated other comprehensive loss was $0.7 and $(0.4), respectively. We expect to reclassify substantially all of the unrealized gain (loss) mentioned above to cost of products sold over the next 12 months as the hedged transactions occur. The fair values of contracts that had not settled with the counterparty as of September 30, 2007 and December 31, 2006 were $0.9 (recorded as a current asset) and $1.1 (recorded as a current liability), respectively. The amount of gain or loss recognized during the three and nine months ended September 30, 2007 and 2006 related to the ineffectiveness of the hedges was not material.

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

Other Matters

Consortium Arrangements - We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work. The use of a consortium arrangement typically results in joint and several liability to the customer for the consortium members, however, our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project.  If responsibility cannot be determined or a consortium member defaults, then the remaining consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of September 30, 2007, our share of the aggregate contract value on open consortium arrangements was $189.6 (of which approximately 60.0% has been recognized thus far as revenue), whereas the aggregate contract value on open consortium arrangements was $517.8.

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. Our total liabilities for unrecognized tax benefits were approximately $115.0 as of September 30, 2007. At this time, we are unable to determine if and when these amounts will be paid.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2006 and does not believe that such risks will result in significant adverse impacts to our financial condition,  results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2007 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 to the condensed consolidated financial statements under the heading “Litigation Matters,” included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended September 30, 2007:

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publicly announced plan or program (1)	Maximum number of shares that may yet be purchased under the plan or program

7/1/2007 - 7/31/2007 (1)(2)	727,820	$89.33	727,200		(1)

8/1/2007 – 8/31/2007(1)	1,482,500	84.35	1,482,500		(1)

9/1/2007 – 9/30/2007 (1)	653,076	87.65	653,076		(1)

Total	2,863,396		2,862,776

(1)   On May 7, 2007, we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act to facilitate the repurchase of up to 6,000,000 shares of our common stock in accordance with a share repurchase program. Through June 30, 2007, we purchased 3,137,224 shares under the plan. In the third quarter of 2007, we completed the repurchases under the plan.

Our share repurchase programs are consistent with, and allow for share repurchases up to the amount permitted by, our senior credit facilities. See Note 10 to our condensed consolidated financial statements for further details.

(2)   Includes the surrender to us of 620 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. Exhibits

3.1	Amended and Restated By-Laws, incorporated herein by reference from our Current Report on Form 8-K filed on October 30, 2007.
10.1

Credit Agreement, dated as of September 21, 2007, among SPX Corporation,  the Foreign Subsidiary Borrowers party thereto, The Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Current Report on Form 8-K filed on September 27, 2007.

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

SPX CORPORATION
(Registrant)

Date: November 8, 2007	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: November 8, 2007	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Amended and Restated By-Laws, incorporated herein by reference from our Current Report on Form 8-K filed on October 30, 2007.
10.1

Credit Agreement, dated as of September 21, 2007, among SPX Corporation,  the Foreign Subsidiary Borrowers party thereto, The Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Current Report on Form 8-K filed on September 27, 2007.

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