Form 10-K
period 2007-12-31
SPX CORP
filed 2008-03-04
CIK 88205

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007, or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was $4,823,454,493. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of each of the registrant's classes of common stock, as of February 22, 2008, was 53,320,057.

        Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting to be held on May 1, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

P A R T    I

ITEM 1. Business

(All dollar and share amounts are in millions, except per share data)

Forward-Looking Information

        Some of the statements in this document and any documents incorporated by reference constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses' or our industries' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"). In some cases, you can identify forward-looking statements by terminology such as "may," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management's estimates of future operating results are based on our current complement of businesses, which is subject to change. All the forward-looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading "Risk Factors" and in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We undertake no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this document.

Business

        We were incorporated in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted our current name in 1988. Since 1968, we have been incorporated under the laws of Delaware and we have been listed on the New York Stock Exchange since 1972.

        We are a global multi-industry manufacturing company with operations in over 35 countries and sales in over 150 countries around the world. The majority of our revenues, approximately 59% in 2007, are driven by global infrastructure development. Our infrastructure-related products and services include wet and dry cooling systems, thermal service and repair work, heat exchangers and power transformers into the global power market. We also provide pumps, metering systems and valves into the global oil and gas, chemical and petrochemical exploration, refinement and distribution markets. Our infrastructure-related products also include packaged cooling towers, boilers, heating and ventilation equipment and filters. We continue to focus on developing and acquiring products and services to serve global infrastructure development, as we believe that future investments in these end markets in both emerging and developed economies around the world provide significant opportunities for growth.

        The other major component of our revenues in 2007 was test and measurement products and services, representing 24.3% of our 2007 revenues. In this area, we provide, among other things, electronic diagnostic systems, specialty service tools, service equipment and technical information services with a primary focus on the global transportation market. Our strategy includes partnering with manufacturers of automobiles, agricultural and construction equipment and recreational vehicles, among others, to provide solutions for maintaining and servicing these vehicles after sale. With the expanding global population and demand for vehicles, we believe there are significant future growth opportunities in this market.

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

Segments

        Our strategy is to have a centralized approach to continuous improvement, including lean manufacturing, supply chain management, organizational development and global expansion, with the intent of capturing synergies that exist within our businesses and, ultimately, on driving revenue, profit margin and cash flow growth. We believe that our businesses are well positioned for growth in these metrics based on our current continuous improvement initiatives, the potential within the current markets they serve and the potential for expansion into additional markets.

        We aggregate our operating segments into four reportable segments in accordance with the criteria defined in Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". The segments are Flow Technology, Test and Measurement, Thermal Equipment and Services and Industrial Products and Services. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expense, stock-based compensation and other indirect corporate expense. This is consistent with the way our chief operating decision maker evaluates the results of each segment. For more information on the results of our segments, including revenues by geographic area, see Note 5 to our consolidated financial statements.

Flow Technology

        Our Flow Technology segment had revenues of $1,121.3, $865.7 and $775.8 in 2007, 2006 and 2005, respectively. APV, a global manufacturer of process equipment and engineering solutions primarily for the sanitary market, had revenues of approximately $876.0, $753.0 and $700.0 in 2007, 2006 and 2005, respectively, which have not been included in our results of operations as we acquired APV on December 31, 2007. The Flow Technology segment designs, manufactures and markets products and solutions that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications. Our focus is on innovative, highly-engineered new product introductions and expansion from products to systems and services in order to create total customer solutions. Our primary products include high-integrity pumps, valves, heat exchangers, fluid mixers, agitators, metering systems, filters and dehydration equipment. Our primary global end markets, in order of size, are sanitary food, beverage and pharmaceutical processing, general industrial, chemical processing, oil and gas processing, power generation and mining. We sell to these end markets under the brand names of Waukesha Cherry-Burrell, DeZurik, Lightnin, Copes-Vulcan, M&J Valves, Bran & Luebbe, APV, APV Gaulin and APV Rannie. Competitors in these fragmented markets include Alfa Laval, GEA, Fisher, Haywood, Chemineer, EKATO, Lewa, Fristam and Sudmo. The segment continues to focus on initiatives such as a global enterprise resource planning ("ERP") system implementation and lean manufacturing improvements. The primary distribution channels for the Flow Technology segment are independent manufacturing representatives and direct to customers.

Test and Measurement

        Our Test and Measurement segment had revenues of $1,174.1, $1,137.5 and $1,059.6 in 2007, 2006 and 2005, respectively. This segment engineers and manufactures branded, technologically advanced test and measurement products used on a global basis across the transportation, defense, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services and sophisticated testing and validation. Products for the segment include specialty diagnostic service tools, fare-collection systems, portable cable and pipe locators and vibration testing equipment. Our diagnostic service tools product line includes diagnostic systems and service equipment as well as specialty tools. We sell diagnostic systems and service equipment to the franchised vehicle dealers of original equipment manufacturers ("OEM"s), aftermarket national accounts and independent repair facilities. We sell diagnostic systems under the OTC, Actron, AutoXray, Tecnotest and Robinair brand names. These products compete with brands such as Snap-on and ESP. We intend to grow this business by developing new service capabilities, strengthening alliances in diagnostic platforms and through acquisitions. We sell our specialty tools to franchised vehicle dealers, aftermarket national accounts and independent repair facilities. We are a primary global provider of specialty tools for motor vehicle manufacturers' dealership networks to General Motors, Ford, Chrysler, BMW, Harley Davidson and John Deere, and a primary domestic provider to Toyota and Nissan. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle systems design and the number of dealerships and are not directly correlated with the volume of vehicles produced by the motor vehicle manufacturers. The segment sells automated fare-collection systems to municipal bus and rail transit systems, as well as postal vending systems, primarily within the North American market. Our portable cable and pipe locator line is composed of electronic testing, monitoring and inspection equipment for locating and identifying metallic sheathed fiber optic cable, horizontal boring guidance systems and inspection cameras. The segment sells this product line to a wide customer base, including utility and construction companies, municipalities and telecommunication companies. We sell our vibration testing equipment primarily to the aerospace, automotive and electronics industries, with our main competitors being IMV and Upholtz Dickie. The segment continues to focus on initiatives such as lean manufacturing and expanding its commercialization of the European and Chinese markets. The primary distribution channels for the Test and Measurement segment are direct to OEMs and OEM dealers, aftermarket tool and equipment providers and retailers.

Thermal Equipment and Services

        Our Thermal Equipment and Services segment had revenues of $1,560.5, $1,327.7 and $1,178.4 in 2007, 2006 and 2005, respectively. This segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products for the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. We sell our cooling products and services under the brand names of Marley, Balcke-Duerr, Ceramic and Hamon Dry Cooling, with the major competitors to these product and service lines being Baltimore Aircoil, Evapco and GEA. Our hydronic products include a complete line of gas and oil fired cast iron boilers for space heating in residential and commercial applications, as well as ancillary equipment. The segment's hydronic products compete mainly with Burnham and Buderus. Our heating and ventilation product line includes i) baseboard, wall unit and portable heaters, ii) commercial cabinet and infrared heaters, iii) thermostats and controls, iv) air curtains and v) circulating fans. The segment sells heating and ventilation products under the Berko, Qmark, Farenheat, Aztec, Patton and Leading Edge brand names, with the principal competitors being TPI, Quellet, King, Cadet and Dimplex for heating products and Lenexa, TPI, Broan-NuTone and Air Master for ventilation products. The segment continues to focus on expanding its global reach, including expanding its dry cooling, heating and manufacturing capacity in China, as well as increasing thermal components and service offerings, particularly in China, Europe and South Africa. The primary distribution channels for the Thermal Equipment and Services segment are direct to customers, independent manufacturing representatives, third party distributors and retailers.

Industrial Products and Services

        Our Industrial Products and Services segment had revenues of $966.4, $836.7 and $716.0 in 2007, 2006 and 2005, respectively. Of the segment's 2007 revenue, approximately 44% was from the sale of power transformers into the US transmission and distribution market. We are a leading provider of medium sized transformers (MVA between 10 and 60 mega-watts) in the United States. Our transformers are sold under the Waukesha Electric brand name. This brand is recognized for quality and reliability by our customers. Typical customers for this product line are public and privately held utilities. Our key competitors in this market include ABB, Kuhlman and GE Prolec.

        Additionally, this segment includes operating units that design and manufacture industrial tools and hydraulic units, precision machine components for the aerospace industry, crystal growing machines for the solar power market, automatic transmission filters and television and radio broadcast antenna systems. The primary distribution channels for the Industrial Products and Services segment are direct to customers, independent manufacturing representatives and third party distributors.

Acquisitions

        We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material. We will continue to pursue acquisitions and we may consider acquisitions of businesses with more than $1,000.0 in annual revenues.

        In August 2007, we completed the acquisition of the European diagnostics division of Johnson Controls ("JCD") within our Test and Measurement segment for a purchase price of $40.3. The acquired business had revenues of approximately $93.0 in the twelve months prior to acquisition.

        In October 2007, we completed the acquisition of Matra-Werke GmbH ("Matra") within our Test and Measurement segment for a purchase price of $36.6. The acquired business had revenues of approximately $26.0 in the twelve months prior to acquisition.

        In December 2007, we completed the acquisition of APV within our Flow Technology segment for a purchase price of $524.2. The acquired business had revenues of approximately $876.0 in the twelve months prior to acquisition.

Divestitures

        As part of our operating strategy, we regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we report businesses or asset groups as discontinued operations when the operations and cash flows of the business or asset group have been or are expected to be eliminated, when we do not expect to have any continuing involvement with the business or asset group after the disposal transaction, and when we have met these additional six criteria:

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

        The following businesses, which have been sold, met the above requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Actual Closing Date of Sale
Balcke-Duerr Austria GmbH ("BD Austria")	Q4 2007	Q4 2007
Nema AirFin GmbH ("Nema")	Q4 2007	Q4 2007
Contech ("Contech")	Q3 2006	Q2 2007
Dock Products ("Dock")	Q2 2006	Q4 2006
Dielectric Tower ("Tower")	Q4 2005	Q1 2006
Security and protection business ("Vance")	Q3 2005	Q1 2006
Mueller Steam, Febco and Polyjet product lines	Q3 2005	Q4 2005
Aftermarket automotive products business ("Carfel")	Q1 2005	Q3 2005
Lab and life science business ("Kendro")	Q4 2004	Q2 2005
Brookstone telecommunication services business	Q1 2005	Q1 2005
Fire detection and building life-safety systems business ("EST")	Q4 2004	Q1 2005
Specialty tool business	Q4 2004	Q1 2005
Compaction equipment business ("Bomag")	Q3 2004	Q1 2005

        During the third quarter of 2007, we committed to a plan to divest our Air Filtration business within our Flow Technology segment. We are actively pursuing the sale of this business and anticipate that the sale will be completed in the first half of 2008. Accordingly, we have reported, for all periods presented, the financial condition, results of operations and cash flows of this business as a discontinued operation in our consolidated financial statements. As a result of this planned divestiture, we recorded a net charge of $11.0 during 2007 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

Joint Venture

        We have one significant joint venture, EGS Electrical Group, LLC and Subsidiaries ("EGS"), with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Canada and France and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis. We typically receive our share of this joint venture's earnings in cash dividends.

        See Note 9 to our consolidated financials statements for more information on EGS.

International Operations

        We are a multinational corporation with operations in over 35 countries. Our international operations are subject to the risks of possible currency devaluation and blockage, nationalization or restrictive legislation regulating foreign investments, as well as other risks attendant to the countries in which they are located. Our export sales from the United States were $339.7 in 2007, $335.2 in 2006 and $290.2 in 2005.

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

        We spent $70.3 on research activities relating to the development and improvement of our products in 2007, $61.4 in 2006 and $56.3 in 2005. In addition, we expensed purchased in-process research and development of $0.9 related to the APV acquisition as technological feasibility had not been established for the related projects.

Patents/Trademarks

        We own over 700 domestic patents and 200 foreign patents, including approximately 50 patents that were issued in 2007, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted to a significant extent. We are both a licensor and licensee of patents. For more information, please refer to "Risk Factors."

Outsourcing and Raw Materials

        We manufacture many of the components used in our products; however, our strategy includes outsourcing some components and sub-assemblies to other companies where strategically and economically feasible. In instances where we depend on third-party suppliers for outsourced products or components, we are subject to the risk of customer dissatisfaction with the quality or performance of the products we sell due to supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately to our inability to supply products to our customers. We believe that we generally will be able to continue to obtain adequate supplies of major items or appropriate substitutes at reasonable costs.

        In the last four years we have faced significant increases in the prices of many of our key raw materials, including petroleum-based products, steel and copper. Over the past three years we have been able to generally offset increases in raw material costs across our segments mainly through effective price increases.

        Because of our diverse products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. We are not significantly dependent on any one or a limited number of suppliers, and we have been able to obtain suitable quantities of necessary raw materials at competitive prices.

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

Environmental Matters

        See "MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities," "Risk Factors" and Note 14 to our consolidated financial statements for information regarding environmental matters.

Employment

        At December 31, 2007, we had approximately 17,800 employees associated with businesses that have been classified in our consolidated financial statements as continuing operations. Additionally, we had approximately 700 employees associated with a business that we intend to sell in 2008 and have classified in our consolidated financial statements as a discontinued operation. Twelve domestic collective bargaining agreements cover approximately 1,275 employees, none of which relate to the business classified in our consolidated financial statements as a discontinued operation. We also have various collective labor arrangements covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

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

        We are an increasingly global company, with a significant portion of our sales taking place outside the United States. In 2007, approximately 42% of our revenues were generated outside the United States ("U.S."), and we expect that over 50% of our revenues will be generated outside the U.S. in 2008. We have placed a particular emphasis on expanding our presence in emerging and developing markets.

        As part of our strategy, we manage businesses with manufacturing facilities worldwide, many of which are located outside the United States.

        Our reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:

  •
  distance, language and cultural differences may make it more difficult to manage the business and employees, and to effectively market our products and services.

  •
  we may encounter significant competition from local or long-time participants in non-U.S. markets who may have significantly greater market knowledge and substantially greater resources than we do.

  •
  local customers may have a preference for locally-produced products. For example, we are facing increased competition from local suppliers in the Chinese cooling tower market.

  •
  regulatory or political systems or barriers may make it difficult or impossible to enter new markets. In addition, these barriers may impact our businesses, including making it more difficult for them to grow, once established.

  •
  domestic and foreign customs and tariffs may make it difficult or impossible for us to move our products across borders in a cost-effective manner.

  •
  adverse tax consequences, including imposition or increase of income and other taxes on remittances and earnings by subsidiaries may impact our net income.

  •
  transportation and shipping expenses add cost to our products, and may impact our profit margins or lead to lost business.

  •
  credit risk or financial condition of local customers and distributors.

  •
  nationalization of private enterprises.

  •
  government embargos or foreign trade restrictions such as anti-dumping duties. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, sold by us to, or the loss of "normal trade relations" status with, countries in which we conduct business could significantly increase our cost of products imported into the United States or Europe or reduce our sales and harm our business.

  •
  environmental and other laws and regulations.

  •
  our ability to obtain supplies from foreign vendors and ship products internationally may be impaired during times of crisis or otherwise.

  •
  difficulties in protecting intellectual property.

  •
  local, regional or worldwide hostilities.

  •
  potential imposition of restrictions on investments.

  •
  local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability.

        As an increasing percentage of our products are manufactured in China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, could have a significant negative effect on our operations. Because of the importance of our international sales and sourcing of manufacturing, the occurrence of any risk described above could have a material adverse effect on our financial position, results of operations or cash flows. In addition, our Thermal Equipment and Services segment recently obtained a multi-year contract in South Africa to supply filters, air preheaters and pressure parts for boilers within a power generation facility.

        In addition, sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar. Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars into other countries, which may have a material adverse effect on sales or require us to lower our prices, and also decrease our reported revenues or margins in respect of sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices. Likewise, decreased strength of the U.S. dollar could have a material adverse effect on the cost of materials and products purchased overseas. In addition, our sales are translated into U.S. dollars for reporting purposes. In particular, a revaluation of the Chinese Yuan could result in an increase in the cost of producing products in China, or increases in labor costs. The strengthening or weakening of the U.S. dollar could result in unfavorable translation effects as the results of transactions in foreign countries are translated into U.S. dollars.

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

        We face environmental exposures including, for example, those relating to discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. We may be liable for the costs of investigation, removal or remediation of hazardous substances or petroleum products on, under, or in our current or formerly owned or leased property, or from a third-party disposal facility which we may have used, without regard to whether we knew of, or caused, the presence of the contaminants. The presence of, or failure to properly remediate, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent affected property or to borrow funds using affected property as collateral. New or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our financial position, results of operations or cash flows. See Note 14 to our consolidated financial statements for further discussion.

        We face numerous claims, complaints and proceedings. Class actions, derivative lawsuits and contract, intellectual property, competitive, personal injury, product liability, workers' compensation and other claims have been filed or are pending against us and certain of our subsidiaries. In addition, we from time to time, face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. Our insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years, which has increased our uninsured exposure.

        We devote significant time and expense to defense against the various claims, complaints and proceedings brought against us, and we cannot assure you that the expenses or distractions from operating our businesses arising from these defenses will not increase materially.

        We cannot assure you that our accruals and right to indemnity and insurance will be sufficient, that recoveries from insurance or indemnification claims will be available or that any of our current or future claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows. See "MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities."

The price of raw materials may adversely affect our results.

        We are exposed to a variety of market risks, including inflation in the prices of raw materials. In the recent years, we have faced significant increases in the prices of many of our key raw materials, including petroleum-based products, steel and copper. Increases in the prices of raw materials may have a material adverse effect on our financial position, results of operations or cash flows, as we may not be able to pass cost increases on to our customers, or our sales may be reduced.

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

        We strive for and expect to achieve cost savings in connection with our acquisitions, including: (i) manufacturing process and supply chain rationalization, including plant closings in some cases; (ii) streamlining redundant administrative overhead and support activities; and (iii) restructuring and repositioning sales and marketing organizations to eliminate redundancies. Cost savings expectations are inherently estimates that are difficult to predict and are necessarily speculative in nature, and we cannot assure you that we will achieve expected, or any, cost savings. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings or other benefits from our acquisitions. As a result, our actual cost savings, if any, and other anticipated benefits could be delayed and could differ significantly from our estimates and the other information contained in this report.

Our indebtedness may affect our business and may restrict our operating flexibility.

        At December 31, 2007, we had $1,575.1 in total indebtedness. On that same date, we had $363.4 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under our domestic revolving loan facility of $115.0 and to $121.6 reserved for outstanding letters of credit. In addition, we had $470.0 of available issuance capacity under our foreign trade facility after giving effect to $480.0 reserved for outstanding letters of credit. At December 31, 2007, our cash and equivalents balance was $354.1. See "Management's Discussion & Analysis" and Note 12 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may in the future renegotiate or refinance our senior credit facilities, senior notes or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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

        Our ability to make scheduled payments of principal, to pay interest on, or to refinance, our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we cannot assure you that future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, we may pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures, revising implementation of or delaying strategic plans or seeking additional equity capital. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and stock price. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements, or that these actions would be permitted under the terms of our various debt agreements.

We operate in highly competitive industries. Our failure to compete effectively could harm our business.

        We operate in a highly competitive environment, competing on the basis of product offerings, technical capabilities, quality, service and pricing. We have a number of competitors, some of which are large, with substantial technological and financial resources, brand recognition and established relationships with global service providers. Some of our competitors have low cost structures, support from governments in their home countries, or both. In addition, new competitors may enter the industry. We cannot assure you that we will be able to compete successfully against existing or future competitors. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, and make more attractive offers to potential customers, employees and strategic partners than can we.

Our strategy to outsource various elements of the products we sell subjects us to the business risks of our suppliers, which could have a material adverse impact on our operations.

        In areas where we depend on third-party suppliers for outsourced products or components, we are subject to the risk of customer dissatisfaction with the quality or performance of the products we sell due to supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately our inability to supply products to our customers. Third-party supplier business interruptions can include, but are not limited to, work stoppages, union negotiations and other labor disputes, as well as financial and credit difficulties.

A portion of our revenues is generated through long-term fixed-price contracts, which could expose us to various risks including the risks of cost overruns, inflation and credit and other counterparty risks.

        A portion of our revenues and earnings is generated through long-term fixed-price contracts. We recognize revenues from certain of these contracts using the percentage-of-completion method of accounting whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project. Estimates of total revenues and cost at completion are subject to many variables, including the length of time to complete a contract. To the extent that we under-estimate the remaining cost to complete a project, we may overstate the revenues and profit in a particular period. Further, certain of these contracts provide for penalties for failure to timely perform our obligations under the contract, or require that we, at our expense, correct and remedy to the satisfaction of the other party certain defects. Because some of our long-term contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to take a loss on our projects. Additionally, even though we perform credit checks and conduct other due diligence on those with whom we do business, customers of our long-term contracts may suffer financial difficulties that make them unable to pay for a project when completed or they may decide, either as a matter of corporate decision-making or in response to changes in local laws and regulations, not to pay us. We cannot assure you that expenses or losses for uncollectible billings relating to our long-term fixed-price contracts will not have a material adverse effect on our revenues and earnings.

Changes in both the funding of and accounting for pension and postretirement benefit plans may affect our results of operations and cash flows.

        As of December 31, 2007, our defined benefit pension and postretirement plans, including both qualified and non-qualified plans, were underfunded by $309.6. Of this amount, $6.5 related to our domestic qualified defined benefit pension plans. During 2006, the United States government passed into law the Pension Protection Act of 2006 ("PPA"). Among other things, the PPA requires plan sponsors to fund toward 100% of the underfunded status of domestic qualified defined benefit pension plans (with contributions phased in through 2011) and increased the annual premiums we pay to the Pension Benefit Guaranty Corporation. Additionally, during 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)". This statement required us to recognize the underfunded status of our defined benefit pension and postretirement plans in our consolidated balance sheet as of December 31, 2006. SFAS No. 158 represents the culmination of phase one of the FASB's project to re-address the accounting for defined benefit pension and postretirement plans, with the second phase of the project focused on the recognition of expense in the financial statements. As the specific annual funding requirements resulting from the PPA are not yet known, and the FASB's project is ongoing, we are currently unable to accurately predict their impact on our future results of operations or cash flows. See "MD&A — Critical Accounting Policies and Use of Estimates" for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position. Furthermore, future changes in the funding of or accounting for these plans, or other regulatory changes could have adverse impacts on our results of operations and cash flows.

Our failure to successfully complete acquisitions could negatively affect us.

        We may not be able to consummate desired acquisitions, which could materially impact our growth rate, results of operations, future cash flows and stock price. Our ability to achieve our goals depends upon, among other things, our ability to identify and successfully acquire companies, businesses and product lines, to effectively integrate them and to achieve cost effectiveness. We may also be unable to raise any additional funds necessary to consummate these acquisitions. In addition, changes in our stock price may adversely affect our ability to consummate acquisitions. Competition for acquisitions in our business areas has been significant, and has in many cases resulted in higher prices for businesses, including businesses that we may target, which may also affect our acquisition rate or benefits achieved from our acquisitions.

Dispositions or our failure to successfully complete dispositions could negatively affect us.

        We continually review each of our businesses in order to determine their long term strategic fit. As part of this strategy, we dispose of certain of our businesses in the ordinary course, some of which dispositions could be and have been material. Our dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from running our core businesses, increased expense associated with the dispositions, potential disputes with the acquirers of the disposed assets or businesses and a potential dilutive effect on our earnings per share. If dispositions are not completed in a timely manner there may be a negative effect on our cash flows and/or our ability to execute our strategy. See Item 1. Business and Note 4 to our consolidated financial statements for the status of our divestitures.

Increases in the number of shares of our outstanding common stock could adversely affect our common stock price or dilute our earnings per share.

        Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2007, approximately 2.4 shares of our common stock were issuable upon exercise of outstanding stock options by employees and non-employee directors and we had the ability to issue up to an additional 6.2 shares as restricted stock, restricted stock units, or stock options under our 2002 Stock Compensation Plan. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also have a shelf registration statement for 8.3 shares of common stock that may be issued in connection with acquisitions, and we have a shelf registration statement for a total of $1,000.0, which may be used in connection with an offering of debt securities, preferred securities and/or common stock for general corporate purposes. Additional shares issued will have a dilutive effect on our earnings per share.

We may not be able to finance future needs or adapt our business plan to react to changes in economic or business conditions because of restrictions placed on us by our senior credit facilities and any existing or future instruments governing our other indebtedness.

        Our senior credit facilities and agreements governing our other indebtedness contain, or may contain, a number of restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities and any other agreements contain or may contain additional affirmative and negative covenants. Existing restrictions are described more fully under "Management's Discussion & Analysis". Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.

        If we do not comply with the covenants and restrictions contained in our senior credit facilities and agreements governing our other indebtedness, we could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable. If we default under our senior credit facilities, the lenders could cause all our outstanding debt obligations under our senior credit facilities to become due and payable or require us to apply all of our cash to repay the indebtedness we owe. If our debt is accelerated, we may not be able to repay or refinance our debt. Even if we are able to obtain new financing, we may not be able to repay our debt or borrow sufficient funds to refinance it. In addition, any default under our senior credit facilities or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior credit facilities is accelerated, we may not have sufficient assets to repay amounts due under our senior credit facilities, senior notes or other debt securities then outstanding. Our ability to comply with these provisions of our senior credit facilities and agreements governing our other indebtedness will be affected by changes in the economic or business conditions or other events beyond our control. Complying with our covenants may also cause us to take actions that are not favorable to us and may make it more difficult for us to successfully execute our business strategy and compete, including against companies that are not subject to such restrictions.

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

  •
  The U.S. auto manufacturers and franchise dealers are facing significant competitive and other challenges, and we face pressure on revenues and margins in our Test and Measurement segment as a result.

  •
  Demand for cooling systems and towers within our Thermal Equipment and Services segment is correlated to contract timing on large construction contracts, which have caused significant fluctuations in revenues and profits from period to period. Accordingly, any downturn or competitive pricing pressures in those or other markets in which we participate could adversely affect us.

  •
  The oil and gas, chemical and petrochemical markets, which influence our Flow Technology segment.

        Cyclical changes could also affect sales of products in our other businesses. The downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any material adverse effects to our business. See "Management's Discussion & Analysis — Segment Results of Operations." In addition, certain of our businesses have seasonal fluctuations. Historically, our businesses generally tend to be stronger in the second half of the year.

Our business is subject to changes in the economy.

        Our businesses have been affected in various years by difficult economic conditions. There can be no assurance that the economy will not worsen or that we will be able to sustain existing cost structures or create additional cost reductions to offset economic conditions, or that the unpredictability and changes in the markets in which we participate will not adversely impact our results. Cost reduction actions often result in charges against earnings. We expect to take charges against earnings in 2008 in connection with implementing additional cost reduction actions at certain of our businesses. These charges can vary significantly from period to period and, as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of restructuring actions, which in turn can have a material adverse effect on our financial position, results of operations or cash flows.

If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.

        At December 31, 2007, we had goodwill and other intangible assets, net of $2,706.5. We account for goodwill and indefinite-lived intangibles in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 states that goodwill and indefinite-lived intangible assets are not amortized, but are instead reviewed for impairment annually (or more frequently if impairment indicators arise). We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.

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

        At December 31, 2007, we had approximately 17,800 employees associated with businesses that have been classified in our consolidated financial statements as continuing operations. Additionally, we had approximately 700 employees associated with a business that we intend to sell in 2008 and have classified in our consolidated financial statements as a discontinued operation. Twelve domestic collective bargaining agreements cover approximately 1,275 employees, none of which relate to the business classified in our consolidated financial statements as a discontinued operation. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

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

If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

        We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted or we may suffer financial damage or loss because of lost or misappropriated information.

Our current and planned products may contain defects or errors that are detected only after delivery to customers. If that occurs, our reputation may be harmed and we may face additional costs.

        We cannot assure you that our product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us with regard to our products. As a result, we may have to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. The occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers' end users and other losses to us or to our customers or end users, and could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.

Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and, accordingly, we may not consummate a transaction that our shareholders consider favorable.

        Provisions of our Certificate of Incorporation and By-laws may inhibit changes in control of our company not approved by our Board. These provisions include, for example: a staggered board of directors; a prohibition on shareholder action by written consent; a requirement that special shareholder meetings be called only by our Chairman, President or our Board; advance notice requirements for shareholder proposals and nominations; limitations on shareholders' ability to amend, alter or repeal the By-laws; enhanced voting requirements for certain business combinations involving substantial shareholders; the authority of our Board to issue, without shareholder approval, preferred stock with terms determined in its discretion; and limitations on shareholders ability to remove directors. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. In general, Section 203 prohibits us from engaging in a "business combination" with an "interested shareholder" (each as defined in Section 203) for at least three years after the time the person became an interested shareholder unless certain conditions are met. These protective provisions could result in our not consummating a transaction that our shareholders consider favorable or discourage entities from attempting to acquire us, potentially at a significant premium to our then-existing stock price.

ITEM 1B. Unresolved Staff Comments

        Not applicable.

ITEM 2. Properties

        The following is a summary of our principal properties, as of December 31, 2007, classified by segment:

			Approximate Square Footage
		No. of Facilities
	Location		Owned	Leased
			(in millions)
Flow Technology	8 states and 22 foreign countries	56	2.4	2.0
Test and Measurement	7 states and 8 foreign countries	32	0.6	1.3
Thermal Equipment and Services	9 states and 8 foreign countries	31	4.1	3.9
Industrial Products and Services	14 states and 5 foreign countries	25	1.3	0.5

Total		144	8.4	7.7

        In addition to manufacturing plants, we lease our corporate office in Charlotte, NC, our information technology data center in Horsham, PA, our Asia-Pacific center in Shanghai, China, and various sales and service locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes.

ITEM 3. Legal Proceedings

(All amounts are in millions)

        In October of 2004, one of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., was notified that it was the subject of an investigation by the Milan Public Prosecutor's Office. The investigation related to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. On August 24, 2006, the Public Prosecutor served on SPX Cooling Technologies Italia, S.p.A., a Notice of End of the Preliminary Investigations. This Notice, which also identified numerous other individual and corporate defendants, sets forth an allegation that SPX Cooling Technologies Italia, S.p.A. is responsible under Italian Legislative Decree No. 231 for failing to adopt and effectively implement a proper organization and management model suitable for the prevention of alleged acts of bribery by the former general manager of Hamon-Research Cottrell Italia, S.p.A. and the former director of Marley Cooling Tower Europe, S.p.A. Our subsidiary has previously taken actions to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling equipment business, and is evaluating these charges and potential defenses in advance of a preliminary hearing. Following the assertion of preliminary defenses by SPX Cooling Technologies Italia S.p.A., the Public Prosecutor discharged our subsidiary from any responsibilities under such Italian Legislative Decree for several alleged acts of bribery. Such discharge by the Public Prosecutor is subject to challenge by third parties having a lawful interest therein within six months after the filing of the discharge. In addition, following discussions between our subsidiary and the Public Prosecutor regarding a potential plea-agreement with respect to the remaining alleged acts of bribery, our subsidiary submitted a request for a plea-agreement to which the Public Prosecutor consented. The Judge responsible for this matter conducted a hearing to consider the proposed plea-agreement on February 26, 2008 and has scheduled a further hearing to issue a decision on March 28, 2008. We do not believe that the outcome of these proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

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

        See "Contingent Liabilities," "Risk Factors" and Note 14 to our consolidated financial statements for further discussion of legal proceedings.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

        Not applicable.

ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol "SPW."

        Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2007 and 2006, together with dividend information.

	High	Low	Dividends per Share
2007
4th Quarter	$109.88	$90.72	$0.25
3rd Quarter	94.70	79.81	0.25
2nd Quarter	89.39	69.11	0.25
1st Quarter	71.86	60.98	0.25

	High	Low	Dividends per Share
2006
4th Quarter	$62.37	$54.08	$0.25
3rd Quarter	56.25	50.58	0.25
2nd Quarter	57.16	51.23	0.25
1st Quarter	54.00	45.91	0.25

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

        There were no repurchases of common stock during the three months ended December 31, 2007. The approximate number of shareholders of record of our common stock as of February 22, 2008 was 4,521.

Company Performance

        This graph shows a five year comparison of cumulative total returns for SPX, the S&P Composite Index and the S&P Capital Goods Index. The graph assumes an initial investment of $100 on December 31, 2002 and the reinvestment of dividends.

ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2007	2006	2005	2004	2003
	(In millions, except per share amounts)
Summary of Operations
Revenues(1)(2)	$4,822.3	$4,167.6	$3,729.8	$3,508.9	$3,131.4
Operating income(2)(3)	425.6	320.9	263.9	49.6	304.9
Other (expense) income, net(4)	(4.6)	(28.0)	(17.2)	(8.7)	47.4
Interest expense, net(5)(6)	(71.1)	(50.2)	(164.1)	(154.1)	(187.7)
Equity earnings in joint ventures	39.9	40.8	23.5	25.9	34.3

Income (loss) from continuing operations before income taxes	389.8	283.5	106.1	(87.3)	198.9
(Provision) benefit for income taxes(7)	(89.5)	(57.8)	(71.4)	26.5	(84.8)

Income (loss) from continuing operations	300.3	225.7	34.7	(60.8)	114.1
Income (loss) from discontinued operations, net of tax(6)	(6.1)	(55.0)	1,055.3	43.7	121.9

Net income (loss)	$294.2	$170.7	$1,090.0	$(17.1)	$236.0

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations	$5.47	$3.87	$0.49	$(0.82)	$1.48
Income (loss) from discontinued operations	(0.11)	(0.94)	14.84	0.59	1.59

Net income (loss) per share	$5.36	$2.93	$15.33	$(0.23)	$3.07

Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$5.33	$3.74	$0.48	$(0.82)	$1.46
Income (loss) from discontinued operations	(0.11)	(0.91)	14.62	0.59	1.38

Net income (loss) per share	$5.22	$2.83	$15.10	$(0.23)	$2.84

Dividends declared per share	$1.00	$1.00	$1.00	$1.00	—
Other financial data:
Total assets	$6,237.4	$5,437.1	$5,306.4	$7,588.5	$7,624.3
Total debt	1,575.1	963.8	780.7	2,526.1	2,619.9
Other long-term obligations	823.3	838.1	990.5	1,211.6	1,353.5
Shareholders' equity	2,006.0	2,109.4	2,111.2	2,127.8	2,067.2
Capital expenditures	90.9	55.7	41.3	31.8	25.4
Depreciation and amortization	79.0	72.1	65.9	69.8	68.8

(1)
During 2005, revenues for our Test and Measurement segment were reduced for program incentives and rebates earned by certain customers throughout the year. Prior to 2005, these incentives and rebates were classified as cost of products sold and selling, general and administrative expense. Had these amounts been classified as a reduction to revenues prior to 2005, revenues for 2004 and 2003 would have been lower by $14.6 and $13.3, respectively.

(2)
An internal audit of an operation in Japan uncovered employee misconduct and improper accounting entries. Correction of these matters resulted in a charge of $7.4 during the third quarter of 2007, with a reduction of $2.3 to revenues, $4.5 recorded to cost of products sold and $0.6 recorded to selling, general and administrative expense. See Note 1 to our consolidated financial statements for further information.

During 2007, we recorded charges related to the settlement of a legacy product liability matter within our Industrial Products and Services segment of $8.5. We also recorded a benefit of $5.0 during 2007 within our Thermal Equipment and Services segment as a result of cost improvements associated with a state-approved environmental remediation plan at a site in California.

(3)
In 2007, 2006 and 2005, we incurred net special charges of $7.6, $3.9 and $8.6, respectively, associated with restructuring initiatives to consolidate manufacturing and other facilities, as well as asset impairments. In 2005, these charges were net of a credit of $7.9 relating to a gain on the sale of land in Milpitas, CA, resulting in the finalization of a previously initiated restructuring action. See Note 6 to our consolidated financial statements for further details.

In 2007, we recorded charges of $5.0 within corporate expense related to legacy legal matters.

In 2007, we recorded an impairment charge of $4.0 associated with other intangible assets held by a business within our Thermal Equipment and Services segment. See Note 8 to our consolidated financial statements for further discussion.

In 2004, we recorded charges of $175.3 related to the impairment of goodwill and other intangible assets for our Fluid Power, Radiodetection and TPS businesses. In addition, we incurred net special charges of $37.8 related to other asset impairments and cash costs associated with work force reductions, initiatives to divest or consolidate manufacturing facilities, asset divestures and the exit of certain operations. Approximately $8.8 of these net special charges related to non-disposal asset impairments at our Fluid Power business that were recorded in accordance with the provisions of SFAS No. 144.

In 2003, we recorded $34.3 of net special charges associated primarily with the restructuring initiatives to consolidate manufacturing facilities and rationalize certain product lines, along with any related asset impairments.

(4)
In 2006, we recorded a charge of $20.0 relating to the settlement of a lawsuit with VSI Holdings, Inc. ("VSI").

In 2003, we recorded a $41.9 net gain on the favorable settlement of a patent infringement suit against Microsoft Corporation.

(5)
Interest expense, net included losses on early extinguishment of debt of $3.3 in 2007, $113.6 in 2005, $2.6 in 2004 and $2.2 in 2003 related to the write-off of unamortized deferred financing fees, premiums/fees paid to redeem senior notes and other costs associated with the extinguishment of the term loans and revolving credit loan.

(6)
Income from discontinued operations included an allocation of interest expense of $10.2 in each 2004 and 2003 associated with the provision under our credit agreement then in effect that required that the first $150.0 of proceeds from business dispositions be applied to outstanding balances under the credit agreement, including the term loans. No other corporate costs have been allocated to discontinued operations.

(7)
During 2007, in connection with the resolution of certain matters related to our Federal income tax returns for the years 1995 through 2002, we recorded an income tax benefit of $16.8. In addition, during 2007, we recorded an income tax benefit of $11.5 associated with a reduction in the statutory tax rates in Germany and the United Kingdom. Lastly, during 2007, we recorded an aggregate income tax benefit of $15.9 associated with the settlement of various state matters and certain matters in the United Kingdom, an expected refund in China related to an earnings reinvestment plan, and the reversal of income taxes that were provided prior to 2007.

During 2006 we recorded an income tax benefit of $34.7 principally associated with the settlement of certain matters relating to our 1998 to 2002 Federal income tax returns.

ITEM 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations

(All dollar and share amounts are in millions)

        The following should be read in conjunction with our consolidated financial statements and the related notes. All dollar and share amounts are in millions.

Executive Overview

        Overall, 2007 was a successful year for SPX as we experienced our third consecutive year of improvement in revenues and operating income. Specifically, revenues and operating income for 2007 were higher than 2006 by 15.7% and 32.6%, respectively. In addition, net operating cash flows from continuing operations were $404.2 in 2007 compared to $48.6 in 2006. We also continued our progress on our six key operating initiatives (emerging markets, new product development, lean processes, supply chain management, information technology centralization and organizational development). A brief summary of our efforts to date on our operating initiatives is as follows:

  •
  Emerging Markets — Our primary emerging markets' efforts have been on China. During 2007, revenues from sales into China totaled approximately $344.0, including approximately $244.0 relating to our Thermal Equipment and Services segment, with the primary driver being cooling systems in support of power plant construction. The developing infrastructure in China also provides opportunities for a number of our other businesses. For example, the number of vehicles throughout China continues to increase, which we expect to drive demand for our Test and Measurement segment's electronic diagnostic equipment, specialty tools and dealer services. In addition, our Flow Technology segment is expanding its presence in China, as it was recently awarded two contracts valued at $13.0 to design and provide squib valves to various nuclear power plants in China and to provide training and technical expertise for these plants, and we expect additional orders in the near-term. As part of our expansion into China, we recently rolled out plans for a shared service center in Shanghai, which will initially focus on finance and will eventually service all of our businesses in Asia Pacific. Our Shanghai service center will likely serve as a blueprint for other shared service centers around the globe, with the next likely candidate being our businesses in Europe. The expected benefits from this shared service approach are (i) our ability to capitalize on scale and synergies, (ii) an intensified market and customer focus, and (iii) an improved internal control environment. Our global expansion has not been limited to China, as other parts of the world, including Africa, the Middle East and Russia, are contributing to our organic revenue growth. In particular, our Thermal Equipment and Services segment recently obtained a $235.0 multi-year contract in South Africa to supply filters, air preheaters and pressure parts for boilers within a power generation facility. The acquisition of APV also expands our reach into emerging markets, as approximately 37% of APV's annual revenues are associated with sales into Asia Pacific, Africa and South America. In 2008, over 50% of our consolidated revenues are expected to be from sales outside of the U.S., with over 20% outside of North America and Western Europe.

  •
  New Product Development — We are committed to developing new, innovative solutions to meet our customers' needs and, in some cases, regulatory standards. Within our Test and Measurement segment, new product development is critical to keeping pace with increasing vehicle complexity and new model launches. During 2007, the segment launched a new air conditioner servicing unit that has received two awards from the U.S. Environmental Protection Agency for its ability to protect the climate and ozone. The segment also recently launched the DT-500, a diagnostic tool that operates in Mandarin and is currently being sold in the Chinese aftermarket. Within our Thermal Equipment and Services segment, we have over 250 patents relating to our cooling systems. The segment recently introduced a new hybrid cooling application called Air-2-Air. This technology can reduce water consumption within a power plant by up to 20%. As noted above, our Flow Technology segment has developed a new squib valve technology for use in nuclear power plants.

  •
  Lean Processes — Our businesses are implementing lean principles throughout all their functions, with an ultimate objective of achieving operational excellence. Our lean efforts focus on making each task more efficient through, among other things, the elimination of waste and bottlenecks. Businesses within our Flow Technology segment as well as our power transformer business have experienced significant improvements in their manufacturing processes as a result of implementing lean principles, resulting in increased capacity and through-put and ultimately in improved profitability. Many of our other businesses are beginning to experience similar progress with their lean efforts, which should have a favorable impact on future operating results.

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

  •
  Information Technology ("IT") Centralization — We continue to invest in and make progress on the IT front, including the planned global expansion of SAP, with an initial focus in our Flow Technology and Thermal Equipment and Services segments. During 2007, 15 business locations implemented SAP and another 10 are scheduled for 2008. The success of many of our other key operating initiatives is highly dependent upon continued investment in a global IT structure.

  •
  Organizational Development — Our employees are the backbone of the company. We are providing leadership and managerial training to further develop the skills of our employees. We have development programs for engineering, finance and human resources that are focused on recruiting and developing high-talent individuals. In addition, we recently implemented a business leadership development program for a select group of high potential managers. The program focuses on further developing leadership and problem solving skills, with the problem solving activities generally focused on our own key operating initiatives.

        During 2007, our focus on these initiatives contributed to improvement in revenues and operating income and margins as described in "Results of Continuing Operations" and "Segments Results of Operations." In 2008, we will continue to focus on and anticipate continued progress across all these key initiatives, which we expect will result in additional improvement in revenue and operating income and margins. In addition, during 2008 we also will be looking to expand our low-cost country engineering and manufacturing presence. APV, which we acquired on December 31, 2007, already maintains a 32,000 square foot manufacturing facility in Bydgoszcz, Poland and is constructing an additional 113,000 square foot facility at the same location. We will to look to leverage what is already in place for APV and will consider other alternatives where there is an available skilled workforce, possible tax incentives and a modernized infrastructure. We believe that expanding our low-cost country engineering and manufacturing presence can favorably impact our cost structure as well as our ability to expand our customer base.

Other Significant 2007 Items

        There were a number of other significant items that impacted our 2007 operating results, including:

  Capital Structure:

  •
  We entered into new senior credit facilities, with total capacity of $2,300.0, which replaced our then-existing senior credit facilities.

  •
  We issued, in a private placement, $500.0 aggregate principal amount of 7.625% senior unsecured notes due in 2014.

  Acquisitions:

  •
  In August 2007, we completed the acquisition of JCD within our Test and Measurement segment for a purchase price of $40.3.

  •
  In October 2007, we completed the acquisition of Matra within our Test and Measurement segment for a purchase price of $36.6, including cash acquired of $2.9.

  •
  On December 31, 2007 we completed the acquisition of APV within our Flow Technology segment for a purchase price of $524.2, including cash acquired of $41.7.

  Dispositions and Discontinued Operations:

  •
  In April 2007, we sold Contech, our automotive components business, for net cash proceeds of $134.3. We recorded a net loss on the sale of $13.6 to "Gain (loss) on disposition of discontinued operations, net of tax."

  •
  During the third quarter of 2007, we committed to a plan to divest our Air Filtration business within the Flow Technology segment. As a result of the planned divestiture, we recorded a net charge of $11.0 during 2007 to "Gain (loss) on disposition of discontinued operations, net of tax."

  •
  During the third quarter of 2007, we recognized an income tax benefit of $13.5 to "Gain (loss) on disposition of discontinued operations, net of tax" relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily in 2005.

  •
  In December 2007, we sold BD Austria for cash proceeds of $11.6, exclusive of cash balances assumed by the buyer of $30.0. We recorded a gain on sale of $17.2 to "Gain (loss) on disposition of discontinued operations, net of tax."

  •
  In December 2007, we sold Nema for cash proceeds of $6.8, net of cash assumed by the buyer of $0.4. We recorded a net loss on the sale of $2.3 to "Gain (loss) on disposition of discontinued operations, net of tax."

        Common Stock Repurchases — We repurchased 9.0 shares of our common stock for total cash consideration of $715.9.

  Income Taxes:

  •
  As a result of our adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"), we reduced our income tax liabilities for unrecognized tax benefits by $52.5, with a corresponding increase to retained earnings.

  •
  We reached an agreement with the Internal Revenue Service ("IRS") regarding certain matters related to our Federal income tax returns for the years 1995 through 2002 after the agreement was approved by the Joint Committee on Taxation of the U.S. Congress. In connection with the resolution of these matters, we reduced our income tax liabilities by $35.6, which resulted in a continuing operations tax benefit of $16.8 and a decrease in goodwill of $18.8.

  •
  We recorded an income tax benefit of $11.5 associated with a reduction in the statutory tax rates in Germany and the United Kingdom.

  •
  We recorded an aggregate income tax benefit of $15.9 associated with the settlement of various state matters and certain matters in the United Kingdom, an expected refund in China related to an earnings reinvestment plan, and the reversal of income taxes that were provided prior to 2007.

  Other:

  •
  An internal audit of an operation in Japan uncovered employee misconduct and improper accounting entries. Correction of these matters resulted in a charge of $7.4 during the third quarter of 2007, which included $2.4 of inventory write-downs, $2.0 of accounts receivable write-offs and $3.0 of other adjustments. See Note 1 to our consolidated financial statements for further information.

  •
  We recorded a benefit of $5.0 within our Thermal Equipment and Services segment as a result of cost improvements associated with a state-approved environmental remediation plan at a site in California during the second quarter of 2007.

  •
  We recorded net charges of $8.5 related to the settlement of a legacy product liability matter within our Industrial Products and Services segment during the first, second and fourth quarters of 2007.

  •
  We recorded charges of $5.0 related to legacy legal matters, with $4.8 recorded during the fourth quarter of 2007.

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

        Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovations. These methods vary with the type of product sold. We believe we can compete effectively on the basis of each of these factors as they apply to the various products we offer. See "Segments" for a discussion of our competitors.

        Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and acquisitions and divestitures. We believe that this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States ("GAAP") and should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

        The following table provides selected financial information for the years ended December 31, 2007, 2006 and 2005, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	2007	2006	2005	2007 vs. 2006%	2006 vs. 2005%
Revenues	$4,822.3	$4,167.6	$3,729.8	15.7	11.7
Gross profit	1,393.1	1,169.4	1,027.6	19.1	13.8
% of revenues	28.9%	28.1%	27.6%
Selling, general and administrative expense	937.5	830.5	742.3	12.9	11.9
% of revenues	19.4%	19.9%	19.9%
Intangible amortization	18.4	14.1	12.8	30.5	10.2
Impairment of intangible assets	4.0	—	—	*	—
Special charges, net	7.6	3.9	8.6	94.9	(54.7)
Other expense, net	(4.6)	(28.0)	(17.2)	(83.6)	62.8
Interest expense, net	(67.8)	(50.2)	(50.5)	35.1	(0.6)
Loss on early extinguishment of debt	(3.3)	—	(113.6)	*	*
Equity earnings in joint ventures	39.9	40.8	23.5	(2.2)	73.6
Income from continuing operations before income taxes	389.8	283.5	106.1	37.5	167.2
Income tax provision	(89.5)	(57.8)	(71.4)	54.8	(19.0)
Income from continuing operations	300.3	225.7	34.7	33.1	550.4
Components of consolidated revenue growth:
Organic growth				9.8	9.7
Foreign currency				2.7	0.6
Acquisitions, net				3.2	1.4

Net revenue growth				15.7	11.7

* Not meaningful for comparison purposes.

        Revenues — For 2007, the increase in revenues was driven primarily by organic revenue growth. We continued to experience strong demand in the power, chemical, mining, oil and gas, sanitary and dehydration markets serviced by businesses in our Flow Technology segment, as well as for cooling systems and products and thermal services within our Thermal Equipment and Services segment. Growth in our Industrial Products and Services segment has been led by strong demand for power transformers. Revenues for 2007 also benefited from the fourth quarter 2006 acquisition of Aktiebolaget Custos ("Custos") within our Flow Technology segment, the 2007 acquisitions of JCD and Matra within our Test and Measurement segment, and the favorable impact of foreign currencies (i.e., weakening of the U.S. dollar against most other currencies).

        For 2006, the increase in revenues was driven primarily by organic revenue growth. We experienced strong demand for thermal services and repairs in Europe and dry cooling products in China within our Thermal Equipment and Services segment, as well as within the power, chemical, mining and oil and gas markets serviced by businesses in our Flow Technology segment. Growth in our Industrial Products and Services segment was led by strong demand for power transformers, crystal growing and laboratory equipment, machined components for aircrafts, and industrial and hydraulic tools. Revenues also benefited from the fourth quarter 2005 acquisition of CarTool GmbH ("CarTool") in our Test and Measurement segment.

        Gross profit — The increase in gross profit in 2007 was due primarily to the revenue performance described above. The following items favorably impacted gross profit as a percentage of revenues in 2007 when compared to 2006:

  •
  Improved pricing, favorable product mix and productivity associated with the power transformer business within our Industrial Products and Services segment.

  •
  Improved pricing and lean manufacturing initiatives within the Flow Technology segment.

  •
  Improved execution and favorable project mix within our cooling systems and products business.

        The following items partially offset the 2007 increases in gross profit described above:

  •
  A significant decline in OEM program launches due to difficult conditions within the domestic automotive market led to reduced revenues and margins in our Test and Measurement segment.

  •
  An internal audit of an operation in Japan uncovered employee misconduct and improper accounting entries. Correction of these matters resulted in a total charge of $7.4 during third quarter of 2007, with a reduction of $2.3 of revenues, $4.5 recorded to cost of products sold and $0.6 recorded to selling, general and administrative expense. See Note 1 to our consolidated financial statements for further information.

  •
  Charges of $8.5 within our Industrial Products and Services segment related to the settlement of a legacy product liability matter.

        The increase in gross profit in 2006, when compared to 2005, was due primarily to the revenue performance described above. The following items favorably impacted gross profit as a percentage of revenues in 2006 when compared to 2005:

  •
  Improved pricing and lean manufacturing initiatives within the Flow Technology segment.

  •
  New product introductions, improved pricing and favorable product mix associated with the specialty tools and portable cable and pipe locator product lines of our Test and Measurement segment.

  •
  Improved pricing, favorable product mix and productivity associated with the power transformer and industrial and hydraulic tools businesses within our Industrial Products and Services segment.

        The following items partially offset the 2006 increases in gross profit described above:

  •
  Higher pension and postretirement costs, relating primarily to our domestic pension plans.

  •
  Lower profit margins for our boiler products business within our Thermal Equipment and Services segment as a result of lower overall demand in the domestic heating markets, unfavorable product mix and higher manufacturing costs in 2006.

        Selling, general and administrative ("SG&A") expense — For 2007, the increase in SG&A expense of $107.0 was due primarily to incremental costs associated with the acquisitions of Custos, JCD and Matra, as well as increases in headcount and associated costs to support the organic revenue growth within our segments. Additionally, 2007 SG&A expense was higher due to the following:

  •
  Higher salaries and incentive compensation relating to the impact of headcount increases in support of certain key operating initiatives.

  •
  Higher stock-based compensation expense of $3.8 primarily as a result of an increase in the fair value of our 2007 restricted stock and restricted stock unit awards due to an increase in the market value of our common stock.

        In addition, SG&A for 2007 included charges of $5.0 relating to legacy legal matters and a benefit of $5.0 within our Thermal Equipment and Services segment as a result of cost improvements associated with a state approved environmental remediation plan at a site in California.

        For 2006, the increase in SG&A expense of $88.2 was due primarily to increases in headcount and associated costs to support the organic revenue growth within our segments. Additionally, 2006 SG&A expense was higher due to the following:

  •
  Higher pension and postretirement costs, relating primarily to our domestic pension plans.

  •
  Higher stock-based compensation expense of $9.3, resulting primarily from 2006 being the third year of our restricted stock/restricted stock unit awards (i.e., three years of awards being amortized to earnings in 2006 compared to two years of awards in 2005).

  •
  Charges of $4.1 in 2006 relating to the agreement in principle to settle both the Securities Class Action and the tag-along ERISA action. See Note 14 to our consolidated financial statements for the details associated with this matter.

  •
  Net charges of $6.7 relating to legal matters.

  •
  Higher incentive compensation costs as a result of improved operating results in 2006.

  •
  Incremental costs associated with the CarTool and Custos acquisitions.

        Intangible Amortization — The increase in intangible amortization in 2007, as compared to 2006, was due primarily to the impact of amortization of intangibles associated with the acquisitions of Custos, JCD and Matra. The increase in intangible amortization in 2006, as compared to 2005, was due primarily to the impact of amortization of intangibles associated with the acquisitions of CarTool and Custos.

        Impairment of Intangible Assets — In connection with our annual impairment testing of indefinite-lived intangibles under SFAS 142, we determined that other intangible assets held by a business within our Thermal Equipment and Services segment were impaired. Accordingly, we recorded an impairment charge of $4.0 in the fourth quarter of 2007 related to this matter. See Note 8 to our consolidated financial statements for further discussion.

        Special charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 6 to our consolidated financial statements for the details of actions taken in 2007, 2006 and 2005. The components of special charges, net, follow:

	2007	2006	2005
Employee termination costs	$5.0	$1.3	$5.9
Facility consolidation costs	0.3	1.1	7.7
Other cash costs	1.5	0.4	1.4
Non-cash asset write-downs	0.8	1.3	1.5
Gain on sale of assets	—	(0.2)	(7.9)

Total special charges, net	$7.6	$3.9	$8.6

        Other expense, net — For 2007, other expense, net, was composed primarily of foreign currency transaction losses of $3.0 and minority interest charges of $2.0, partially offset by $1.1 of life insurance death benefits that were received during 2007, while 2006 other expense, net, was composed primarily of $20.0 in costs to settle the litigation with VSI (see Note 14 to our consolidated financial statements) and $7.1 of foreign currency transaction losses.

        For 2005, other expense, net, was composed primarily of foreign currency transaction losses of $15.6 and legal charges of $6.7, partially offset by a $2.8 gain associated with a reduction of liabilities related to an environmental remediation site and gains of $1.7 associated with the sale of assets.

        Interest expense, net — The increase in interest expense, net during 2007, as compared to 2006, was the result of higher average debt balances during 2007 due to additional borrowings on our trade receivables financing arrangement and our domestic revolving loan facility to facilitate the repurchase of our common stock. In addition, in December 2007 we issued $500.0 of 7.625% senior notes.

        During 2006, interest expense, net was impacted negatively by the fact that during the first half of 2006 we redeemed the Liquid Yield Option Notes ("LYONs"), which carried an interest rate of 2.75%, and simultaneously became a borrower under our delayed draw term facility, which carried a higher interest rate than the LYONs. In addition, interest income for 2006 was $4.5 lower as a result of lower average cash balances during the year. These increases to interest expense, net in 2006 were more than offset by the impact of the debt retirement activity in 2005. See "Liquidity and Financial Condition" and Note 12 to our consolidated financial statements for details pertaining to our 2005 debt retirement activity.

        Loss on early extinguishment of debt — During 2007, we incurred $3.3 of costs in connection with the termination of our then-existing senior credit facilities (see Note 12 to our consolidated financial statements), including $2.3 for the write-off of deferred financing costs, $0.2 for an early termination fee and $0.8 for costs associated with the early termination of our then-existing interest rate protection agreements (see Note 13 to our consolidated financial statements).

        During 2005, we incurred $85.4 of charges associated with the redemption of 93% of the outstanding 6.25% and 7.50% senior notes, with such charges related to premiums and fees paid to redeem the notes and the write-off of deferred financing costs related to the notes. In addition, we incurred charges of $28.2 associated with the repayment of $1,073.4 on the term loans of our then-existing senior credit facilities, with such charges related to the write-off of deferred financing costs and the termination of the remaining interest rate protection agreements related to the term loans.

        Equity earnings in joint ventures — Our equity earnings in joint ventures are attributable primarily to our investment in EGS, as earnings from this investment totaled $39.3, $40.2 and $22.4 in 2007, 2006 and 2005, respectively. For 2006, the equity earnings associated with EGS included a benefit of $2.2 representing our portion of the income recorded by EGS in connection with the change in fair value of their commodity contracts. Additionally, in 2005, we recognized a charge of $7.5 representing our portion of the estimated costs of a legal settlement at EGS.

        Income taxes — For 2007, we recorded an income tax provision of $89.5 on $389.8 of pre-tax income, resulting in an effective tax rate of 23.0%. The effective tax rate for 2007 was favorably impacted by: 1) a decrease in the interest charge associated with the liability for unrecognized tax benefits; 2) income tax benefits of $16.8 and 3.8, respectively, associated with the settlement of certain matters related to our a) 1995 to 2002 Federal income tax returns and b) various state income tax matters; 3) an income tax benefit of $11.5 associated with a reduction in the statutory tax rates in Germany and the United Kingdom; 4) a decrease in our state income tax provision due to a reduction in the valuation allowance for certain states resulting from current and projected taxable income for such states; 5) an income tax benefit of $3.5 associated with the settlement of certain matters relating to income tax returns in the United Kingdom; 6) an expected refund of $3.7 associated with an earnings reinvestment plan in China; and 7) an income tax benefit of $4.9 associated with the reversal of income taxes that were provided prior to 2007. The lower interest charge was the result of the reduction of our liability for unrecognized tax benefits associated with the adoption of FIN 48 in the amount of $52.5 and payments made against this liability of $66.6 and $37.5 in December 2006 and January 2007, respectively.

        For 2006, we recorded an income tax provision of $57.8 on $283.5 of pre-tax income, resulting in an effective tax rate of 20.4%. The effective tax rate for 2006 was impacted favorably by income tax benefits of $34.7 and $8.3, associated principally with the settlement of certain matters relating to our 1998 to 2002 Federal income tax returns and various state income tax returns, respectively.

        For 2005, we recorded an income tax provision of $71.4 on $106.1 of pre-tax income, resulting in an effective tax rate of 67.3%. The high effective tax rate in 2005 was primarily the result of approximately $44.5 in income taxes that had been provided for the repatriation of foreign earnings. This increase in the 2005 income tax provision was offset partially by the closure of certain domestic and international tax matters, resulting in a reduction to the 2005 tax provision of $15.1.

Results of Discontinued Operations

        For 2007, 2006 and 2005, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2007	2006	2005
Income (loss) from discontinued operations	$(37.5)	$(105.0)	$1,512.8
Income tax (provision) benefit	31.4	50.0	(457.5)

Income (loss) from discontinued operations, net	$(6.1)	$(55.0)	$1,055.3

        For 2007, 2006 and 2005, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2007	2006	2005
Revenues	$295.8	$555.4	$1,057.0
Pre-tax income (loss)	(0.9)	4.3	(41.7)

        We report discontinued operations in accordance with the guidance of SFAS No. 144. Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. The following businesses, which have been sold, met these requirements and therefore have been reported as discontinued operations for the periods presented.

Business	Quarter Discontinued	Actual Closing Date of Sale
BD Austria	Q4 2007	Q4 2007
Nema	Q4 2007	Q4 2007
Contech	Q3 2006	Q2 2007
Dock	Q2 2006	Q4 2006
Tower	Q4 2005	Q1 2006
Vance	Q3 2005	Q1 2006
Mueller Steam, Febco and Polyjet product lines	Q3 2005	Q4 2005
Carfel	Q1 2005	Q3 2005
Kendro	Q4 2004	Q2 2005
Brookstone telecommunication services business	Q1 2005	Q1 2005
EST	Q4 2004	Q1 2005
Specialty tool business	Q4 2004	Q1 2005
Bomag	Q3 2004	Q1 2005

        BD Austria — Sold for cash proceeds of $11.6, exclusive of cash balances assumed by the buyer of $30.0, resulting in a gain, net of taxes, of $17.2.

        Nema — Sold for $6.8 in cash, net of cash balances assumed by the buyer of $0.4, for a loss, net of taxes, of $2.3.

        Contech — Sold to Marathon Automotive Group, LLC. for net cash proceeds of $134.3. During 2007, we recorded a net loss on the sale of $13.6, including $7.0 of expenses that were contingent upon the consummation of the sale, which included $1.1 due to the modification of the vesting period of restricted stock units that had been issued to Contech employees (see Note 15 to our consolidated financial statements for further information), and a $6.6 charge, recorded during the first quarter of 2007, to reduce the carrying value of the net assets sold to the net proceeds received from the sale. In addition, in 2007, we settled a capital lease obligation for $5.3 relating to equipment that was transferred to the buyer of Contech. During 2006, we recorded a charge of $102.7 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

        Dock — Sold for $43.5 in cash during 2006 resulting in a net gain on the sale of $29.0. This gain related primarily to a tax benefit of $33.2, partially offset by expenses that were contingent primarily upon the consummation of the sale, which included $0.3 due to the modification of the vesting period of restricted stock units that had been issued to Dock employees (see Note 15 to our consolidated financial statements for further information).

        Tower — Sold for $6.9 in cash during 2006, including additional cash proceeds of $4.4 that related to the settlement of the working capital associated with the transaction. In 2005, we recorded a charge, net of taxes, of $11.3 in order to reduce the carrying value of the net assets to be sold to their estimated net realized value. During 2006, we reduced the net loss by $0.9 primarily as a result of the working capital settlement noted above.

        Vance — Sold for $70.6 in cash during 2006. In 2005, we recorded a loss, net of taxes, of $26.8 in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. During 2006, we increased the net loss by $3.1, primarily for expenses that were contingent upon the consummation of the sale, which included $1.6 due to the modification of the vesting period of restricted stock units that had been issued to Vance employees (see Note 15 to our consolidated financial statements for further information).

        Mueller Steam, Febco and Polyjet — Sold for $44.7 in cash during 2005, which resulted in a gain on the sale of $50.7, including a tax benefit of $71.8.

        Carfel — Sold for $12.0 in cash during 2005, which resulted in a loss on the sale, net of taxes and transaction fees, of $21.9.

        Kendro — Sold to Thermo Electron Corporation for $828.8 in cash during 2005, which resulted in a gain on the sale, net of taxes and transaction fees, of $326.5.

        Brookstone telecommunication services business — Sold for $0.9 in cash during 2005, which resulted in a loss on the sale, net of taxes and transaction fees, of $12.1.

        EST — Sold to General Electric Company ("GE") during 2005 for $1,393.2 in cash, net of cash balances assumed by GE of $1.5. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $662.5.

        Specialty Tool Business — Sold for $24.2 in cash during 2005, with $21.8 received at the closing and $2.4 deposited in an escrow account. In 2005, we recorded a loss on the sale, net of taxes, of $3.7. We received $1.7 of the escrow amount in 2006 and the remaining $0.7 in 2007.

        Bomag — Sold to Fayat SA ("Fayat") for $447.3 in cash during 2005, net of cash balances assumed by Fayat of $2.7. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $137.4.

        During the third quarter of 2007, we committed to a plan to divest our Air Filtration business within our Flow Technology segment. We are actively pursuing the sale of this business and anticipate that the sale will be completed in the first half of 2008. Accordingly, we have reported, for all periods presented, the financial condition, results of operations and cash flows of this business as a discontinued operation in our consolidated financial statements. As a result of this planned divestiture, we recorded a net charge of $11.0 during 2007 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. We believe that the carrying value of the net assets approximates fair value at December 31, 2007; however, such value is subject to adjustment based upon the future terms of a definitive agreement.

        In addition to the gains/losses recorded in 2007 relating to the BD Austria, Nema, Contech and Air Filtration businesses discussed above, we recognized a net loss in 2007 of $7.3 resulting from adjustments to gains/losses on sales of businesses that were previously discontinued. Along with the gains/losses recorded in 2006 relating to the Dock, Tower, Vance and Contech businesses discussed above, we recognized a net gain in 2006 of $20.1 resulting from adjustments to the gains/losses on sales of businesses that were previously discontinued, with such adjustments related primarily to a reduction in income tax liabilities. Lastly, in 2005, we recorded an additional loss of $1.6 associated with the 2004 disposition of our Axial fan business, with the loss relating to the final purchase price settlement. In 2005, we also received $2.5 related to the final payment on the promissory note associated with the sale of the Axial fan business.

        The final purchase price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or if we cannot come to agreement with the buyers, an arbitration process. Final agreement of the working capital figures with the buyers for some of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the purchase price and resulting gains/(losses) on these and other previous divestitures may be materially adjusted in subsequent periods. Refer to Note 11 for the tax implications associated with our dispositions.

        During the third quarter of 2007, we recognized an income tax benefit of $13.5 to "Gain (loss) on disposition of discontinued operations, net of tax" relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily in 2005. See Note 1 to our consolidated financial statements for further details.

Segment Results of Operations

        The following information should be read in conjunction with our consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented. See Note 5 to our consolidated financial statements for a description of each of our reportable segments.

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

Flow Technology

	2007	2006	2005	2007 vs. 2006%	2006 vs. 2005%
Revenues	$1,121.3	$865.7	$775.8	29.5	11.6
Segment income	177.2	133.2	102.2	33.0	30.3
% of revenues	15.8	15.4	13.2
Components of segment revenue growth:
Organic growth				14.0	9.8
Foreign currency				2.4	0.9
Acquisitions, net				13.1	0.9

Net segment revenue growth				29.5	11.6

        Revenues — For 2007, the increase in revenues was due primarily to organic revenue growth resulting from strong demand within the power, chemical, mining, oil and gas, sanitary and dehydration markets. Additionally, revenues were favorably impacted by the fourth quarter 2006 acquisition of Custos, which contributed revenues of $119.0 during 2007, as well as the impact of foreign currencies.

        For 2006, the increase in revenues was due primarily to organic revenue growth resulting from strong demand within the markets mentioned above, pricing improvements and new product introductions.

        Segment Income — For 2007, segment income and margin were favorably impacted by the items noted above, as well as lean manufacturing and supply chain initiatives and lower operating expenses resulting from previous restructuring initiatives.

        For 2006, segment income and margin were impacted favorably by improved operating leverage on organic revenue growth, lean manufacturing initiatives and a reduction in operating expenses in 2006 as a result of the favorable impact of 2005 restructuring initiatives. In addition, during 2005, charges of $4.0 were incurred in connection with operating inefficiencies at a Canadian operation.

Test and Measurement

	2007	2006	2005	2007 vs. 2006%	2006 vs. 2005%
Revenues	$1,174.1	$1,137.5	$1,059.6	3.2	7.4
Segment income	126.4	159.1	129.9	(20.6)	22.5
% of revenues	10.8	14.0	12.3
Components of segment revenue growth:
Organic growth (decline)				(1.6)	2.5
Foreign currency				2.9	0.5
Acquisitions, net				1.9	4.4

Net segment revenue growth				3.2	7.4

        Revenues — For 2007, the increase in revenues was due primarily to the impact of foreign currencies and the acquisitions of JCD in the third quarter of 2007 and Matra in the fourth quarter of 2007, which contributed $37.5 of combined revenues to the segment. These increases were partially offset by a decline in organic revenue resulting from lower domestic OEM and dealer equipment revenues associated with the difficult conditions within the domestic automotive market.

        For 2006, the increase in revenues was due primarily to the impact of the fourth quarter 2005 acquisition of CarTool, as well as organic revenue growth associated with increased European OEM volumes.

        Segment Income — For 2007, segment income and margin decreased primarily as the result of lower revenues and margins associated with difficult conditions within the domestic automotive market, lower absorption of fixed manufacturing costs resulting from the aforementioned decline in revenues, additional costs associated with investments in Asia Pacific and increased research and development costs in support of new products. In addition, during 2007, we recorded a charge of $7.4 at an operation in Japan relating to improper accounting entries, which included $2.4 of inventory write-downs, $2.0 of accounts receivable write-offs and $3.0 of other adjustments (see Note 1 to the consolidated financial statements for further information). These declines in segment income and margin were offset partially by improved profitability within the segment's portable cable and pipe locator product lines associated with new product introductions and operating profits associated with the acquisitions of JCD and Matra.

        For 2006, segment income and margin increased due primarily to the organic revenue growth noted above, as well as the result of new product introductions, improved pricing, favorable product mix and lean manufacturing initiatives, primarily within the segment's portable cable and pipe locator product lines. Additionally, the acquisition of CarTool contributed to the increase in segment income. These increases were partially offset by a 2005 benefit of $2.6 relating to the reimbursement of excess charges by a freight company.

Thermal Equipment and Services

	2007	2006	2005	2007 vs. 2006%	2006 vs. 2005%
Revenues	$1,560.5	$1,327.7	$1,178.4	17.5	12.7
Segment income	162.7	111.4	117.5	46.1	(5.2)
% of revenues	10.4%	8.4%	10.0%
Components of segment revenue growth:
Organic growth				13.5	11.7
Foreign currency				4.0	1.0
Acquisitions, net				—	—

Net segment revenue growth				17.5	12.7

        Revenues — For 2007, the increase in revenues was due primarily to organic revenue growth associated with the strong global power market demand for cooling systems and products and thermal services and equipment, as well as the impact of foreign currencies.

        For 2006, the increase in revenues was due primarily to organic revenue growth derived from the strong demand for thermal services and repairs in Europe and dry cooling products in China, offset partially by softness in the domestic heating market.

        Segment Income — For 2007, segment income and margin increased as a result of the organic revenue growth noted above and improved execution within the cooling products and services business. In addition, segment income for 2007 included a benefit of $5.0 as a result of cost improvements associated with a state-approved environmental remediation plan at a site in California.

        For 2006, segment income declined despite the increase in organic revenue. The favorable impact of organic revenue growth on segment income was more than offset by a decline in profitability at the segment's boiler products business due primarily to softness in the domestic heating market, unfavorable product mix and higher manufacturing costs. The following items also impacted comparability of segment income:

  •
  A $2.8 write-down of accounts receivable in 2006 relating to an ongoing customer issue.

  •
  Charges of $3.3 during 2005 associated with an operation in France.

Industrial Products and Services

	2007	2006	2005	2007 vs. 2006%	2006 vs. 2005%
Revenues	$966.4	$836.7	$716.0	15.5	16.9
Segment income	156.1	99.0	67.5	57.7	46.7
% of revenues	16.2	11.8	9.4
Components of segment revenue growth:
Organic growth				14.8	16.7
Foreign currency				0.7	0.2
Acquisitions, net				—	—

Net segment revenue growth				15.5	16.9

        Revenues — For 2007, the increase in revenues was due to organic revenue growth driven primarily by strong demand for power transformers.

        For 2006, the increase in revenues was due to organic revenue growth driven by strong demand for power transformers, crystal growing and laboratory equipment, machined components for aircraft and industrial and hydraulic tools.

        Segment Income — For 2007, the increase in segment income and margin was due to the organic revenue growth described above. In addition, segment income for 2007 included charges of $8.5 related to the settlement of a legacy product liability matter.

        For 2006, the increase in segment income and margin was due primarily to the organic revenue growth described above and improved pricing and favorable mix associated with the power transformer and industrial and hydraulic tools businesses and efficiencies achieved from lean manufacturing initiatives.

Corporate Expense and Other Expense

	2007	2006	2005	2007 vs. 2006%	2006 vs. 2005%
Total consolidated revenues	$4,822.3	$4,167.6	$3,729.8	15.7	11.7
Corporate expense	100.3	96.1	87.6	4.4	9.7
% of revenues	2.1	2.3	2.3
Stock-based compensation expense	41.4	37.6	28.3	10.1	32.9
Pension and postretirement expense	43.5	44.2	28.7	(1.6)	54.0

        Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters, our Horsham, PA information technology data center, and our Asia-Pacific center in Shanghai, China. The increase in 2007 corporate expense was due primarily to higher salaries and incentive compensation relating to the impact of headcount increases in support of certain key operating initiatives, including expansion of our Asia-Pacific center. In addition, 2007 corporate expense included charges of $5.0 relating to legacy legal matters.

        For 2006, the increase in corporate expense was due primarily to charges of $4.1 associated with the agreement in principle to settle both a Securities Class Action and the tag-along ERISA action, net charges of $6.7 relating to other legal matters, and additional incentive compensation resulting from higher consolidated operating profits in 2006. These increases were partially mitigated by one-time relocation and other costs in 2005 associated with moving certain corporate functions to our Charlotte, NC headquarters as well as higher professional fees in 2005 associated primarily with the continued implementation of the regulatory requirements of the Sarbanes-Oxley Act of 2002.

        Stock-based Compensation Expense — The 2007 increase in stock-based compensation expense was due primarily to an increase in the fair value of our 2007 restricted stock and restricted stock unit awards. The grant date fair value of our stock-based compensation awards is directly correlated to changes in the market value of our common stock (see Note 15 to the consolidated financial statements for a discussion of our valuation technique). The weighted average fair value of our 2007 restricted stock and restricted stock unit awards was approximately 35% higher than the weighted average fair value of the comparable 2006 awards.

        The 2006 increase in stock-based compensation expense was primarily the result of 2006 being the third year of our restricted stock/restricted stock unit awards (i.e., three years of awards being amortized to earnings in 2006 compared to two years in 2005), partially offset by the effect of adopting SFAS No. 123(R) in the first quarter of 2006. Had our stock-based compensation been calculated on the same basis as in 2005, our expense for 2006 would have been $14.2 higher (see Note 15 to our consolidated financial statements for details regarding our adoption of SFAS No. 123(R)).

        Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense for 2007 versus 2006 was due primarily to a reduction in the amortization of unrecognized losses associated primarily with lower interest rates.

        The increase in pension and postretirement benefit expense for 2006 versus 2005 was due primarily to the amortization of deferred losses within our domestic pension plans associated with lower than projected returns on plan assets and lower interest rates.

Outlook

        The following table highlights our segment expectations for 2008 based on information available at the time of this report. We define forecasted trends as follows: "Growth" — Future performance is expected to be above the prior year; "Flat" — Future performance is expected to be flat compared to the prior year; "Decline" — Future performance is expected to be below the prior year.

Segment	2008 Annual Forecasted Trend	Comments
Flow Technology	Growth	We are projecting strong revenue and profit growth as a result of the APV acquisition and continued organic growth that is expected within the end markets served by the segment. However, we are projecting lower operating margins in 2008 as APV historically has generated operating margins below those experienced by the rest of the segment's product lines. We expect significant, but gradual, improvements in APV's operating margins as a result of the synergies that should result from our integration efforts. The segment had backlog of approximately $730.7 (including $363.5 related to APV) and $314.7 as of December 31, 2007 and 2006, respectively.
Test and Measurement	Growth
We are projecting moderate revenue and profit growth for 2008, with most of the revenue and profit growth associated with the JCD and Matra acquisitions, as these businesses are not impacted by the difficult trends within the North American OEM tool market. Backlog for the segment is not material as the related businesses are short-cycle in nature.
Thermal Equipment and Services	Growth
We are projecting revenue and profit growth for the segment in 2008, as the global energy and power markets continue to be quite strong. However, we expect the pace of revenue growth to be less than the double-digit growth that has been experienced by the segment over the past two years, due in part to a significantly higher revenue base. We had a backlog of approximately $1,254.2 and $1,080.2 as of December 31, 2007 and 2006, respectively, across the segment, with the majority in our cooling systems and products business.
Industrial Products and Services	Growth
We expect organic revenue and profit growth across the majority of the segment's businesses, with the most notable growth in our power transformer business. Backlog for the segment totaled approximately $640.3 and $538.4 as of December 31, 2007 and 2006, respectively.

Liquidity and Financial Condition

        Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, and the net change in cash and equivalents for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Continuing operations:
Cash flows from operating activities	$404.2	$48.6	$268.3
Cash flows used in investing activities	(654.8)	(205.7)	(50.3)
Cash flows used in financing activities	(41.0)	(62.0)	(2,500.5)
Cash flows from discontinued operations	155.7	111.3	2,300.2
Increase (decrease) in cash and equivalents due to changes in foreign currency exchange rates	12.8	4.8	(23.9)

Net change in cash and equivalents	$(123.1)	$(103.0)	$(6.2)

2007 Compared to 2006:

        Operating Activities — The primary factors contributing to the increase in cash flows from operating activities during 2007 as compared to 2006 were as follows:

  •
  Accreted interest (since issuance) of $84.3 paid in connection with the 2006 LYONs redemption. Unlike the zero coupon LYONs, our current long term debt arrangements have interest paid quarterly or semi-annually.

  •
  Income tax payments of $90.9 during 2006 resulting from the tax recapture associated with the 2006 LYONs redemption and payments to the IRS of $66.6 relating to adjustments resulting from audits of our 1995 to 2002 Federal tax returns. See Note 11 to our consolidated financial statements for additional details.

  •
  Higher operating earnings in 2007.

  •
  Payment of $20.0 during 2006 related to the settlement of a lawsuit with VSI.

  •
  An improvement in working capital during 2007 due primarily to increases in customer deposits, particularly for our power transformer business.

        Investing Activities — The primary factors contributing to the increase in cash flows used in investing activities during 2007 as compared to 2006 were as follows:

  •
  An increase in business acquisitions and investments ($567.2 in 2007 compared to $169.4 in 2006), relating primarily to the acquisitions of APV, JCD and Matra.

  •
  A decrease in proceeds from asset sales ($3.3 in 2007 versus $19.4 in 2006).

  •
  An increase in capital expenditures relating primarily to the implementation of new ERP software systems in connection with our ERP rationalization initiative ($90.9 in 2007 compared to $55.7 in 2006).

        Financing Activities — The primary factors contributing to the decrease in cash used in financing activities during 2007 as compared to 2006 were as follows:

  •
  Borrowings of $500.0 resulting from the issuance of our 7.625% senior notes.

  •
  An increase in borrowings of $69.0 under our trade receivables financing arrangement during 2007 compared to 2006.

        The above increases were partially offset by the following:

  •
  Repurchases of our common stock totaling $715.9 during 2007 compared to $436.3 in 2006.

  •
  Decrease in net borrowings on the senior credit and other debt facilities of $214.0 in 2007.

  •
  Proceeds from the exercise of stock options totaling $153.7 in 2007 compared to $196.8 in 2006.

        Discontinued Operations — The increase in cash flows from discontinued operations during 2007 as compared to 2006 was due primarily to an income tax refund of $45.4 associated with capital losses generated from the sale of discontinued operations.

2006 Compared to 2005:

        Operating Activities — The primary factors contributing to the decrease in cash flows from operating activities during 2006 as compared to 2005 were as follows:

  •
  Accreted interest (since issuance) of $84.3 paid in connection with the 2006 LYONs redemption.

  •
  Income tax payments of $90.9 resulting from the tax recapture associated with the 2006 LYONs redemption and payments to the IRS of $66.6 relating to adjustments resulting from audits of our 1995 to 2002 Federal tax returns. See Note 11 to our consolidated financial statements for additional details.

  •
  Additional investments in accounts receivable and inventories associated with the organic revenue growth experienced in 2006.

  •
  Payment of $20.0 related to the settlement of a lawsuit with VSI.

        The above decreases in operating cash flows were partially offset by the cash flow impact of higher operating earnings in 2006 and an increase in customer deposits, particularly for our power transformer business, during the year.

        Investing Activities — The primary factors contributing to the increase in cash flows used in investing activities during 2006 as compared to 2005 were as follows:

  •
  An increase in business acquisitions and investments ($169.4 in 2006 compared to $50.4 in 2005).

  •
  A decrease in proceeds from asset sales ($19.4 in 2006 versus $41.4 in 2005).

  •
  An increase in capital expenditures relating primarily to the implementation of new ERP software systems across the company in connection with our ERP rationalization initiative ($55.7 in 2006 compared to $41.3 in 2005).

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

        Discontinued Operations — The decrease in cash flows from discontinued operations during 2006 as compared to 2005 was due primarily to lower proceeds from the sale of businesses ($123.0 in 2006 versus $2,751.2 in 2005), with the 2005 proceeds relating primarily to the sales of Bomag, EST and Kendro. This decrease was offset partially by the following:

  •
  Cash flows for 2005 included tax payments of $406.4 associated with the sales of Kendro, Bomag and EST.

  •
  Cash flows for 2005 included repayments by Bomag of $15.3 under its accounts payable financing program and fees paid in connection with the disposition of certain businesses during 2005 and 2004.

Borrowings

        The following summarizes our outstanding debt and debt activity as of, and for the year ended, December 31, 2007. See Note 12 to our consolidated financial statements for the details regarding our 2007 debt activity.

	December 31, 2006	Borrowings	Repayments	Other(4)	December 31, 2007
Term loan(1)	$735.0	$750.0	$(735.0)	$—	$750.0
Domestic revolving loan facility(1)	—	757.0	(642.0)	—	115.0
Global revolving loan facility(1)	82.8	99.3	(183.6)	1.5	—
7.625% senior notes	—	500.0	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement(2)	1.0	586.0	(517.0)	—	70.0
Other indebtedness(3)	95.5	—	(21.9)	17.0	90.6

Total debt	963.8	$2,692.3	$(2,099.5)	$18.5	1,575.1

Less: short-term debt	168.0				255.4
Less: current maturities of long-term debt	42.3				79.0

Total long-term debt	$753.5				$1,240.7

(1)
The borrowings and repayments that occurred on September 21, 2007 as a result of our entering into new senior credit facilities and simultaneously terminating our then-existing senior credit facilities were as follows:
•
Term loan (borrowings — $750.0 and repayments — $716.2)
•
Domestic revolving loan facility (borrowings — $180.0 and repayments — $210.0)
•
Global revolving loan facility (borrowings — $99.3 and repayments — $49.0)

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $130.0.

(3)
Includes aggregate balances under extended accounts payable programs and a purchase card program of $58.2 and $60.0 at December 31, 2007 and December 31, 2006, respectively.

(4)
"Other" includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

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

        In connection with the termination of our then-existing senior credit facilities, we incurred $3.3 of costs, including $2.3 for the write-off of deferred financing costs, $0.2 for an early termination fee and $0.8 for costs associated with the early termination of our then-existing interest rate protection agreements (see Note 13 to our consolidated financial statements).

        The weighted average interest rate of our outstanding borrowings under the new senior credit facilities was 6.3% at December 31, 2007.

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

        The interest rates applicable to loans under our new senior credit facilities are, at our option, equal to either an alternate base rate (the higher of (a) the federal funds effective rate plus 0.5% and (b) the prime rate of Bank of America) or a reserve adjusted LIBOR rate for dollars (Eurodollar) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (net of cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended on such date). We may elect interest periods of one, two, three or six months for Eurodollar borrowings. The fees charged and the interest rate margins applicable to Eurodollar and base rate loans are (all on a per annum basis) as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee	Foreign Credit Instrument Fee	LIBOR Rate Loans	ABR Loans
Greater than or equal to 3.00 to 1.0	0.35%	0.35%	1.75%	0.35%	1.3125%	1.75%	0.75%
Between 2.00 to 1.0 and 3.00 to 1.0	0.30%	0.30%	1.50%	0.30%	1.125%	1.50%	0.50%
Between 1.50 to 1.0 and 2.00 to 1.0	0.25%	0.25%	1.25%	0.25%	0.9375%	1.25%	0.25%
Between 1.00 to 1.0 and 1.50 to 1.0	0.20%	0.20%	1.00%	0.20%	0.75%	1.00%	0.00%
Less than 1.00 to 1.0	0.175%	0.175%	0.875%	0.175%	0.65625%	0.875%	0.00%

        The term loan is repayable in quarterly installments of $18.75 for each quarter ending March 31, 2008 through September 30, 2011, and $112.5 for the quarters ending December 31, 2011 through June 30, 2012, with the balance due in September 2012.

        Our new senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of property in excess of specified values (other than in the ordinary course of business and subject to other exceptions) by us or our subsidiaries. Mandatory prepayments will be applied first to prepay the term loan and then to repay amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility or the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.

        We may voluntarily prepay loans under our new senior credit facilities, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders' breakage costs in the case of a prepayment of Eurodollar rate borrowings other than on the last day of the relevant interest period.

        Indebtedness under our new senior credit facilities is guaranteed by:

  •
  each existing and subsequently acquired or organized domestic material subsidiary with specified exceptions; and

  •
  us with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility and the foreign credit instrument facility.

        Indebtedness under our new senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) and 65% of the capital stock of our material first tier foreign subsidiaries. If our corporate credit rating is "Ba2" or less by Moody's and "BB" or less by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all our and their assets.

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

        Our new senior credit facilities also contain covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Lastly, our senior credit facilities contain customary representations, warranties, affirmative covenants and events of default.

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

        During 2005, in connection with the repayment of $1,073.4 on the term loans of our then-existing senior credit facilities, we recorded charges of $29.6 associated with the write-off of deferred financing costs and the termination of the remaining interest rate protection agreements related to the term loans, with $28.2 recorded to "Loss on early extinguishment of debt" and the remainder to "Income (loss) from discontinued operations."

        At December 31, 2007, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.

Senior Notes

        In December 2007, we issued in a private placement $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in 2014. We used the net proceeds from the offering for general corporate purposes including the financing of our acquisition of APV (see Note 4 to our consolidated financial statements). The interest payment dates for these notes are June 15 and December 15 of each year, commencing on June 15, 2008. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2010 we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 107.625%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. At December 31, 2007, we were in compliance with all covenant provisions of these senior notes. We have agreed to conduct a registered exchange offer for the notes and will use commercially reasonable efforts to exchange the notes for a new issue of identical debt securities and file under certain circumstances a shelf registration statement to cover resales of the notes and to cause the registration statement to be declared effective by the SEC. If we fail to satisfy these obligations, within 150 days from February 28, 2009 we have agreed to pay additional interest to holders of the notes under certain circumstances.

        In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. The interest payment dates for these notes are June 15 and December 15 of each year. In December 2002, we issued $500.0 of callable 7.50% senior notes that mature on January 1, 2013. The interest payment dates for these notes are January 1 and July 1 of each year. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our new senior credit facilities.

        During the first quarter of 2005, we completed cash tender offers for $668.2, or 93%, of the then outstanding principal amount of our 7.50% and 6.25% senior notes due January 1, 2013 and June 15, 2011, respectively. The amount of the senior notes tendered exceeded the requisite consent thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes. Additionally, during the second and third quarter of 2005, we redeemed $3.4 of the senior notes. In connection with these redemptions, we recorded charges of $85.4 to "Loss on early extinguishment of debt" associated with premiums and fees paid to redeem the notes and the write-off of deferred financing costs related to the notes.

Other Borrowings and Financing Activities

        In February 2006, all but $0.2 of the then remaining LYONs were put to us and settled in cash for $660.2, their accreted value on such date. We financed this redemption and the related tax recapture with amounts borrowed against our $750.0 delayed draw term loan under our then-existing senior credit facilities. In June 2006, we repurchased the remaining LYONs.

        Some of our businesses participate in extended accounts payable programs through agreements with lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of December 31, 2007 and December 31, 2006, the participating businesses had $12.8 and $14.2, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for payment beyond normal payment terms. As of December 31, 2007 and December 31, 2006, the participating businesses had $45.4 and $45.8, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

        We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. We had $70.0 and $1.0 outstanding under this financing agreement at December 31, 2007 and 2006, respectively.

Availability

        At December 31, 2007, we had $363.4 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $115.0 and to $121.6 reserved for outstanding letters of credit. In addition, at December 31, 2007, we had $470.0 of available issuance capacity under our foreign credit instrument facility after giving effect to $480.0 reserved for outstanding letters of credit. Lastly, at December 31, 2007, we had $21.0 of available borrowing capacity under our trade receivables financing agreement, after giving effect to borrowings of $70.0.

        We believe that cash and equivalents, which totaled $354.1 at December 31, 2007, and our availability under our senior credit facilities and existing trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements and required debt service.

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

Cash and Other Commitments

        Balances, if any, under the revolving credit and foreign credit instrument facilities of our senior credit facilities are payable in full in September 2012, the maturity date of the facilities. The term loan is repayable in quarterly installments of $18.75 for each quarter ending March 31, 2008 through September 30, 2011, and $112.5 for the quarters ending December 31, 2011 through June 30, 2012, with the balance due in September 2012.

        We use operating leases to finance certain equipment and other purchases. At December 31, 2007, we had $163.7 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.

        In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors that the Board of Directors considers in determining the actual amount of each quarterly dividend include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facilities and any other debt instruments, and other factors deemed relevant. During 2007, we declared and paid dividends of $55.0 and $56.5, respectively, while in 2006 we declared and paid dividends of $58.5 and $59.9, respectively.

        Capital expenditures for 2007 totaled $90.9, compared to $55.7 and $41.3 in 2006 and 2005, respectively. Capital expenditures relate primarily to the implementation of new ERP software systems across our company in connection with our ERP rationalization initiative as well as upgrades of manufacturing facilities and replacement of equipment. We expect 2008 capital expenditures to be in the range of $140.0 to $150.0, with the increase relating primarily to investments to support 1) the growth and global expansion of certain of our businesses and 2) our key operating initiatives, including the continued implementation of ERP systems in efforts to consolidate the numerous IT platforms within our businesses.

        In 2007, we made contributions and direct benefit payments of $43.1 to our defined benefit pension and postretirement benefit plans, and we expect to make $71.2 of contributions and direct benefit payments in 2008. See Note 10 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.

        On a net basis, both from continuing and discontinued operations, we paid $80.5, $241.3 and $433.5 in cash taxes for 2007, 2006 and 2005, respectively. In 2007, we made payments of $139.6 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $59.1. We made an advance payment to the IRS of $37.5 in January 2007 related to tax and interest assessed for the 1995 through 2002 Federal income tax returns (see Note 11 to our consolidated financial statements for additional details). The amount of income taxes that we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year.

        As of December 31, 2007, except as discussed in Note 14 to our consolidated financial statements, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (1) $121.6 of certain standby letters of credit outstanding, all of which reduce the available borrowing capacity on our revolving credit facility; and (2) approximately $224.3 of surety bonds. In addition, $72.8 of our standby letters of credit relate to self-insurance matters and originate from workers' compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals.

        Our Certificate of Incorporation provides that we indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us, subject to limited exceptions. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.

        We continually review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria were met. In addition, you should read "Item 1A. Risk Factors," "Segment Results of Operations" included in this MD&A, and "Item 1. Business" for an understanding of the risks, uncertainties and trends facing our businesses.

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

        We are exposed to credit losses in the event of nonperformance by counter parties to our interest rate swap agreements and foreign currency forward and forward commodity contracts, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counter parties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counter parties.

Contractual Obligations:

        The following is a summary of our primary contractual obligations:

	Total	Due within 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Short-term debt obligations	$255.4	$255.4	$—	$—	$—
Long-term debt obligations	1,319.7	79.0	157.5	552.3	530.9
Pension and postretirement benefit plan contributions and payments(1)	357.3	71.2	92.5	65.9	127.7
Purchase and other contractual obligations(2)	420.1	390.2	28.0	0.7	1.2
Future minimum lease payments(3)	163.7	41.2	49.4	36.4	36.7
Interest payments(4)	452.2	98.6	157.6	119.6	76.4

Total contractual cash obligations(5)	$2,968.4	$935.6	$485.0	$774.9	$772.9

(1)
Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long term rates of return on plan assets (where applicable), rate of compensation increases, and health care cost trend rates. The expected pension contributions in 2008 and later reflect the impact of the Pension Protection Act of 2006 that was signed into law on August 17, 2006. See Note 10 to our consolidated financial statements for additional information on expected future contributions and benefit payments. In addition, we are required to make a pension contribution in 2008 of approximately $31.0 associated with our former Chairman, Chief Executive Officer and President.

(2)
Represents contractual legally binding commitments to purchase goods and services at specified dates, and an amount payable in 2008 to our former Chairman, Chief Executive Officer and President of approximately $8.0.

(3)
Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year, including future minimum lease payments for APV.

(4)
Includes interest payments at variable rates based on interest rates at December 31, 2007.

(5)
Contingent obligations, such as environmental accruals and those relating to uncertain tax positions (i.e., FIN 48 obligations), generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that we could pay approximately $13.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

        In addition, the above table does not include potential payments under our derivative financial instruments.

Critical Accounting Policies and Use of Estimates

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require management's most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are listed below. This section should be read in conjunction with Notes 1 and 2 to our consolidated financial statements, which include a detailed discussion of these and other accounting policies.

Long-Term Contract Accounting

        Certain of our businesses, primarily within the Test and Measurement and Thermal Equipment and Services segments, recognize revenues and profits from long-term contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. In 2007, 2006 and 2005, we recognized $1,071.5, $848.5 and $714.5 of revenues under the percentage-of-completion method, respectively.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

        Goodwill and indefinite-lived intangible assets are not amortized, but instead are subject to annual impairment testing. We monitor the results of each of our reporting units as a means of identifying trends and/or matters that may impact their financial results and, thus, be an indicator of a potential impairment under SFAS No. 142. The trends and/or matters that we specifically monitor for each of our reporting units are as follows:

  •
  Significant variances in financial performance (e.g., revenues, earnings and cash flows) in relation to expectations and historical performance;

  •
  Significant changes in end markets or other economic factors;

  •
  Significant changes or planned changes in our use of a reporting unit's assets; and

  •
  Significant changes in customer relationships and competitive conditions.

        The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. We consider a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of our reporting units. We perform our impairment testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets, with such testing occurring during the fourth quarter of each year (or more frequently if impairment indicators arise). Fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units. The revenue growth rates included in the financial projections are management's best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on current cost structure and anticipated net cost reductions.

        The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margin and discount factors. Changes in economic and operating conditions impacting these assumptions could result in impairment charges in future periods.

        Our annual goodwill impairment testing during the fourth quarter of 2007 identified three reporting units (Filtran, our automatic transmission business; LDS, our vibration testing equipment business; and Weil-McLain, our boiler products business) whose fair value exceeded their carrying value by less than 10%. The aggregate goodwill and indefinite-lived intangible asset balance for these three reporting units was $242.1 at December 31, 2007.

        In connection with our annual impairment testing of indefinite-lived intangibles under SFAS 142, we determined that other intangible assets held by a business within our Thermal Equipment and Services segment were impaired. Accordingly, we recorded an impairment charge of $4.0 in the fourth quarter of 2007 related to this matter.

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

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower expected rate of return on plan assets will increase pension expense. Our domestic plans account for approximately 80% of our total pension obligations at December 31, 2007. A 50 basis point change in the expected long-term rate of return for our domestic plans would impact our estimated 2008 pension expense by approximately $4.8.

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 50 basis point change in the discount rate for our domestic plans would impact our estimated 2008 pension expense by approximately $3.4.

        The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2007 healthcare cost trend rate, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, was 10%. This rate is assumed to decrease to 5% by 2014 and then remain at that level. A one-percentage point increase in the healthcare cost trend rate would increase postretirement expense by $0.6.

        See Note 10 to our consolidated financial statements for further information on our pension and postretirement benefit plans.

Income Taxes

        We record our income taxes based on the requirements of SFAS No. 109, "Accounting for Income Taxes," which includes an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

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

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a quarterly basis and accrue for potential contingencies in accordance with FIN 48. Accruals for these contingencies are recorded based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.

        Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, changes in tax laws, changes in projected levels of taxable income, future tax planning strategies, or other relevant events. See Note 11 to our consolidated financial statements for additional details regarding our tax contingencies.

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

Contingent Liabilities

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits and contract, intellectual property, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers' compensation, etc.) have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware currently or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with our acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without a material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $359.1 (including $268.8 for risk management matters) and $367.8 (including $260.3 for risk management matters) at December 31, 2007 and 2006, respectively.

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

        We are self-insured for certain of our workers' compensation, automobile, product and general liability, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for self-insurance liabilities are determined by management, are based on claims filed and an estimate of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable to protect us against potential loss exposures. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims includes, among other things, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred versus when it is reported. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined amounts.

New Accounting Pronouncements

        See Note 3 to our consolidated financial statements for a complete discussion of recent accounting pronouncements. The following summarizes only those pronouncements that could have a material impact on our financial condition or results of operations in future periods.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 focuses on creating consistency and comparability in fair value measurements. With the exception of certain nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2 to defer SFAS No. 157's effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements; however, the prospective application of the provisions of SFAS No. 157 could materially impact our future consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," ("SFAS No. 141(R)") which replaces SFAS No. 141. SFAS No. 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our financial position or results of operations; however, the prospective application of the provisions of SFAS No. 141(R) could have a material impact on the fair values assigned to assets and liabilities of future acquisitions.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

(All dollar amounts are in millions)

        We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes; however, such instruments may become speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. We have interest rate protection agreements with financial institutions to limit exposure to interest rate volatility. Our currency exposures vary, but are primarily concentrated in the Euro, British Pound and Chinese Yuan. We generally do not hedge translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel, copper and oil. See Note 13 to our consolidated financial statements for further details.

        The following table provides information, as of December 31, 2007, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted average interest rates and fair values.

	Expected Maturity Date
	2008	2009	2010	2011	2012	After	Total	Fair Value
Long-term debt:
7.625% senior notes	$—	$—	$—	$—	$—	$500.0	$500.0	$511.3
Average interest rate							7.625%
7.50% senior notes	—	—	—	—	—	28.2	28.2	28.8
Average interest rate							7.50%
6.25% senior notes	—	—	—	21.3	—	—	21.3	20.8
Average interest rate							6.25%
Term loan	75.0	75.0	75.0	168.8	356.2	—	750.0	750.0
Average interest rate							6.16%
Domestic revolving loan facility	115.0	—	—	—	—	—	115.0	115.0
Average interest rate							7.25%
Trade receivables financing arrangement	70.0	—	—	—	—	—	70.0	70.0
Average interest rate							5.08%

        We believe that current cash and equivalents, cash flows from operations, availability under revolving credit facilities and availability under our trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

        We had foreign currency forward contracts with an aggregate notional amount of $81.3 outstanding as of December 31, 2007, with scheduled maturities of $73.2, $7.5 and $0.6 in 2008, 2009 and 2010, respectively. The net fair value of our open contracts was $0.1, which was recorded as a current liability as of December 31, 2007. The fair value of the associated embedded derivatives was $0.8, which was recorded as a current liability as of December 31, 2007.

        We also had interest rate protection agreements ("swaps") with a notional amount of $600.0 outstanding at December 31, 2007. These are amortizing swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the maturities of our term loan. As of December 31, 2007, we recorded an unrealized loss, net of tax, of $9.1 to accumulated other comprehensive income (loss) and a long-term liability of $14.8 to recognize the fair value of our swaps.

ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements

December 31, 2007

Page
SPX Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	44
Consolidated Financial Statements:
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	45
Consolidated Balance Sheets as of December 31, 2007 and 2006	46
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	47
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	49
Notes to Consolidated Financial Statements	50

        All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the accompanying Consolidated Balance Sheets of SPX CORPORATION AND SUBSIDIARIES (the "Company") as of December 31, 2007 and 2006 and the related Consolidated Statements of Operations, Shareholders' Equity and Comprehensive Income, and Cash Flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EGS Electrical Group, LLC and Subsidiaries ("EGS") for the years ended September 30, 2007, 2006 and 2005, the Company's investment in which is accounted for by use of the equity method (see Note 9 to the consolidated financial statements). The Company's equity in income of EGS for the years ended September 30, 2007, 2006 and 2005 was $39.3 million, $40.2 million and $22.4 million, respectively. The financial statements of EGS were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such auditors.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of SPX CORPORATION AND SUBSIDIARIES at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 15 to the consolidated financial statements, in 2006, the Company changed its method of recognizing compensation expense for share-based awards. In addition, as discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for pension and post retirement benefits as of December 31, 2006. Also, as discussed in Note 11, in 2007 the Company changed its method for measuring and recognizing tax benefits associated with uncertain tax positions.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 3, 2008

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
($ and shares in millions, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenues	$4,822.3	$4,167.6	$3,729.8
Costs and expenses:
Cost of products sold	3,429.2	2,998.2	2,702.2
Selling, general and administrative	937.5	830.5	742.3
Intangible amortization	18.4	14.1	12.8
Impairment of intangible assets	4.0	—	—
Special charges, net	7.6	3.9	8.6

Operating income	425.6	320.9	263.9
Other expense, net	(4.6)	(28.0)	(17.2)
Interest expense	(76.9)	(62.8)	(67.6)
Interest income	9.1	12.6	17.1
Loss on early extinguishment of debt	(3.3)	—	(113.6)
Equity earnings in joint ventures	39.9	40.8	23.5

Income from continuing operations before income taxes	389.8	283.5	106.1
Income tax provision	(89.5)	(57.8)	(71.4)

Income from continuing operations	300.3	225.7	34.7
Income (loss) from discontinued operations, net of tax	(2.6)	0.8	(44.4)
Gain (loss) on disposition of discontinued operations, net of tax	(3.5)	(55.8)	1,099.7

Income (loss) from discontinued operations	(6.1)	(55.0)	1,055.3

Net income	$294.2	$170.7	$1,090.0

Basic income per share of common stock
Income from continuing operations	$5.47	$3.87	$0.49
Income (loss) from discontinued operations	(0.11)	(0.94)	14.84

Net income per share	$5.36	$2.93	$15.33

Weighted average number of common shares outstanding — basic	54.842	58.254	71.084
Income from continuing operations for diluted income per share	$300.3	$226.8	$34.7
Net income for diluted income per share	$294.2	$171.8	$1,090.0
Diluted income per share of common stock
Income from continuing operations	$5.33	$3.74	$0.48
Income (loss) from discontinued operations	(0.11)	(0.91)	14.62

Net income per share	$5.22	$2.83	$15.10

Weighted average number of common shares outstanding — diluted	56.307	60.724	72.192

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
($ in millions)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and equivalents	$354.1	$476.9
Accounts receivable, net	1,299.9	1,103.1
Inventories, net	703.8	496.2
Other current assets	117.6	87.0
Deferred income taxes	97.9	55.4
Assets of discontinued operations	56.1	299.0

Total current assets	2,629.4	2,517.6
Property, plant and equipment:
Land	43.0	29.4
Buildings and leasehold improvements	236.7	194.7
Machinery and equipment	628.5	518.3

	908.2	742.4
Accumulated depreciation	(416.0)	(383.3)

	492.2	359.1
Goodwill	1,979.1	1,727.0
Intangibles, net	727.4	480.1
Other assets	409.3	353.3

TOTAL ASSETS	$6,237.4	$5,437.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$733.8	$494.1
Accrued expenses	1,050.2	812.0
Income taxes payable	7.5	79.3
Short-term debt	255.4	168.0
Current maturities of long-term debt	79.0	42.3
Liabilities of discontinued operations	31.1	136.9

Total current liabilities	2,157.0	1,732.6
Long-term debt	1,240.7	753.5
Deferred and other income taxes	246.6	188.8
Other long-term liabilities	576.7	649.3

Total long-term liabilities	2,064.0	1,591.6
Minority interest	10.4	3.5
Shareholders' equity:
Common stock	963.5	937.4
Paid-in capital	1,296.0	1,134.5
Retained earnings	2,045.9	1,754.2
Accumulated other comprehensive income (loss)	38.1	(86.6)
Common stock in treasury	(2,337.5)	(1,630.1)

Total shareholders' equity	2,006.0	2,109.4

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,237.4	$5,437.1

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income
($ in millions, except per share amounts)

	Common Stock	Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury	Total
Balance at December 31, 2004	$888.8	$969.1	$622.6	$(33.2)	$327.5	$(647.0)	$2,127.8
Net income	—	—	1,090.0	—	—	—	1,090.0
Net unrealized gain on qualifying cash flow hedges, net of tax of $9.9	—	—	—	—	15.6	—	15.6
Minimum pension liability adjustment, net of tax, of $141.1	—	—	—	—	(225.7)	—	(225.7)
Foreign currency translation adjustments, including $221.2 of translation gains recognized upon sale of discontinued operations	—	—	—	—	(291.2)	—	(291.2)

Total comprehensive income							588.7
Dividends declared ($1.00 per share)	—	—	(70.6)	—	—	—	(70.6)
Exercise of stock options and other incentive plan activity, including related tax benefit of $12.5	12.6	50.0	—	—	—	6.2	68.8
Restricted stock and restricted stock unit grants	4.4	55.7	—	(60.1)	—	—	—
Activity for cash awards provided in 2005 (see Note 15).	—	—	—	(3.1)	—	—	(3.1)
Amortization of restricted stock and restricted stock unit grants (includes $1.8 recorded to discontinued operations)	—	—	—	30.1	—	—	30.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	1.8	(6.4)	—	—	—	(1.2)	(5.8)
Restricted stock and restricted stock unit forfeitures	—	(7.2)	—	11.0	—	(3.8)	—
Treasury stock repurchased	—	—	—	—	—	(624.7)	(624.7)

Balance at December 31, 2005	907.6	1,061.2	1,642.0	(55.3)	(173.8)	(1,270.5)	2,111.2
Net income	—	—	170.7	—	—	—	170.7
Net unrealized gain on qualifying cash flow hedges, net of tax of $1.2	—	—	—	—	1.9	—	1.9
Minimum pension liability adjustment, net of tax of $135.7	—	—	—	—	224.5	—	224.5
Foreign currency translation adjustments, including $1.6 of translation gains recognized upon sale of discontinued operations	—	—	—	—	70.2	—	70.2

SPX Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income
($ in millions, except per share amounts) (Continued)

	Common Stock	Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Common Stock In Treasury	Total
Total comprehensive income							467.3
Dividends declared ($1.00 per share)	—	—	(58.5)	—	—	—	(58.5)
Exercise of stock options and other incentive plan activity, including related tax benefit of $11.3	26.4	98.1	—	—	—	79.7	204.2
Cumulative effect adjustment due to the adoption of SFAS 158, net of tax of $131.2	—	—	—	—	(209.4)	—	(209.4)
Reclassification upon adoption of SFAS 123(R)	—	(52.4)	—	55.3	—	—	2.9
Amortization of restricted stock and restricted stock unit grants (includes $3.0 recorded to discontinued operations)	—	40.0	—	—	—	—	40.0
Restricted stock and restricted stock unit vesting, net of tax withholdings	3.4	(12.4)	—	—	—	(3.0)	(12.0)
Treasury stock repurchased	—	—	—	—	—	(436.3)	(436.3)

Balance at December 31, 2006	937.4	1,134.5	1,754.2	—	(86.6)	(1,630.1)	2,109.4
Net income			294.2				294.2
Net unrealized loss on qualifying cash flow hedges, net of tax of $7.4	—	—	—	—	(11.9)	—	(11.9)
Pension liability adjustment, net of tax of $35.5	—	—	—	—	46.1	—	46.1
Foreign currency translation adjustments, including $0.1 of translation gains recognized upon sale of discontinued operations	—	—	—	—	90.5	—	90.5

Total comprehensive income							418.9
Dividends declared ($1.00 per share)	—	—	(55.0)	—	—	—	(55.0)
Cumulative effect adjustment due to the adoption of FIN 48	—	—	52.5	—	—	—	52.5
Exercise of stock options and other incentive plan activity, including related tax benefit of $32.2	21.3	137.8	—	—	—	15.5	174.6
Amortization of restricted stock and restricted stock unit grants (includes $2.2 recorded to discontinued operations)	—	42.3	—	—	—	—	42.3
Restricted stock and restricted stock unit vesting, net of tax withholdings	4.8	(18.6)	—	—	—	(7.0)	(20.8)
Treasury stock repurchased	—	—	—	—	—	(715.9)	(715.9)

Balance at December 31, 2007	$963.5	$1,296.0	$2,045.9	$—	$38.1	$(2,337.5)	$2,006.0

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in millions)

	Year Ended December 31,
	2007	2006	2005
Cash flows from (used in) operating activities:
Net income	$294.2	$170.7	$1,090.0
Income (loss) from discontinued operations, net of tax	(6.1)	(55.0)	1,055.3

Income from continuing operations	300.3	225.7	34.7
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities
Special charges, net	7.6	3.9	8.6
Impairment on intangible assets	4.0	—	—
Loss on early extinguishment of debt	3.3	—	113.6
Deferred and other income taxes	(9.5)	5.4	47.1
Depreciation and amortization of intangibles and other assets	79.0	72.1	65.9
Accretion of LYONs	—	1.7	18.0
Pension and other employee benefits	58.0	62.3	53.6
Stock-based compensation	41.4	37.6	28.3
Other, net	6.6	(8.0)	17.5
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	15.9	(206.7)	(89.2)
Inventories	(42.5)	(42.1)	1.4
Accounts payable, accrued expenses and other	(54.6)	81.0	57.7
Taxes paid on repatriated foreign earnings	—	—	(47.5)
Payments to terminate interest rate swap agreements	(0.4)	—	(13.3)
Payment of LYONs tax recapture	—	(90.9)	—
Accreted interest paid on LYONs repurchase (accreted since issuance date)	—	(84.3)	(1.9)
Cash spending on restructuring actions	(4.9)	(9.1)	(26.2)

Net cash from continuing operations	404.2	48.6	268.3
Net cash from (used in) discontinued operations	35.4	11.4	(401.8)

Net cash from (used in) operating activities	439.6	60.0	(133.5)
Cash flows from (used in) investing activities:
Proceeds from asset sales	3.3	19.4	41.4
Business acquisitions, net of cash acquired	(567.2)	(169.4)	(50.4)
Capital expenditures	(90.9)	(55.7)	(41.3)

Net cash used in continuing operations	(654.8)	(205.7)	(50.3)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $129.2, $123.0 and $2,751.2 in 2007, 2006 and 2005, respectively)	126.1	101.4	2,719.1

Net cash from (used in) investing activities	(528.7)	(104.3)	2,668.8
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	1,606.3	833.2	—
Repayments under senior credit facilities	(1,560.6)	(15.0)	—
Borrowings under senior notes	500.0	—	—
Repayments of debt borrowings	—	—	(1,073.4)
Repurchase of senior notes (2005 includes premiums paid of $72.9)		—	(744.5)
Repurchase of LYONs principal	—	(576.0)	(16.0)
Borrowing under trade receivables agreement	586.0	199.0	—
Repayments under trade receivables agreement	(517.0)	(199.0)	—
Net repayments under other financing arrangements	(21.9)	(4.4)	(1.8)
Purchases of common stock	(715.9)	(436.3)	(624.7)
Proceeds from the exercise of employee stock options	153.7	196.8	38.3
Dividends paid	(56.5)	(59.9)	(73.3)
Financing fees paid	(15.1)	(0.4)	(5.1)

Net cash used in continuing operations	(41.0)	(62.0)	(2,500.5)
Net cash used in discontinued operations	(5.8)	(1.5)	(17.1)

Net cash used in financing activities	(46.8)	(63.5)	(2,517.6)

Increase (decrease) in cash and equivalents due to changes in foreign exchange rates	12.8	4.8	(23.9)
Net change in cash and equivalents	(123.1)	(103.0)	(6.2)
Consolidated cash and equivalents, beginning of period	477.2	580.2	586.4

Consolidated cash and equivalents, end of period	$354.1	$477.2	$580.2

Cash and equivalents of continuing operations	$354.1	$476.9	$576.2
Cash and equivalents of discontinued operations	$—	$0.3	$4.0
Supplemental disclosure of cash flow information:
Interest paid	$77.1	$48.8	$64.7
Income taxes paid, net of refunds of $59.1, $26.3 and $24.4 in 2007, 2006 and 2005 respectively	$80.5	$241.3	$433.5
Non-cash investing and financing activity:
Debt assumed	$4.7	$23.2	$9.9

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

(1)   Summary of Significant Accounting Policies

        Our significant accounting policies are described below as well as in other Notes that follow.

        Basis of Presentation — The consolidated financial statements include SPX Corporation's ("our" or "we") accounts after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence, but do not have control, are accounted for using the equity method. Prior year amounts have been reclassified to conform to current-year presentation for our results of discontinued operations. In addition, we reclassified, within the investing section of our accompanying 2006 and 2005 consolidated statements of cash flows, proceeds from the sale of discontinued operations from net cash used in continuing operations to net cash from discontinued operations as we believe such presentation is more reflective of the concepts contained in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for more information on discontinued operations).

        During 2007, we recognized an income tax benefit of $13.5 to "Gain (loss) on disposition of discontinued operations, net of tax" relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily during 2005. These additional gains should have been recorded in the period in which such businesses were disposed. In addition, an internal audit of a Japanese operation within our Test and Measurement segment uncovered employee misconduct and inappropriate accounting entries. Correction of this matter, substantially all of which relate to periods prior to 2007, resulted in a reduction of "Income from continuing operations before taxes" and "Net income" of $7.4 during 2007. These entries included $2.4 of inventory write-downs, $2.0 of accounts receivable write-offs and $3.0 in other adjustments. We have evaluated the effects of these corrections on prior periods' consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements," and concluded that no prior period is materially misstated. In addition, we have considered the effects of these corrections on our interim and annual results of operations for the periods ended December 31, 2007 and concluded that the impact on these periods is not material.

        Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate. Gains and losses on foreign currency translations are reflected as a separate component of shareholders' equity and other comprehensive income. Foreign currency transaction gains and losses are included in other expense, net, with the related net losses totaling $3.0, $7.1 and $15.6 in 2007, 2006 and 2005, respectively.

        Cash and Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash and equivalents.

        Revenue Recognition — We recognize revenues from product sales upon shipment to the customer (f.o.b. shipping point) or upon receipt by the customer (f.o.b. destination), in accordance with the agreed upon customer terms. Revenues from service contracts and long-term maintenance arrangements are deferred and recognized on a straight-line basis over the agreement period. Revenues from certain construction/installation contracts are recognized using the percentage-of-completion method of accounting. Sales with f.o.b. destination terms are primarily to automotive industry customers. Sales to distributors with return rights are recognized upon shipment to the customer. Expected returns under these arrangements are estimated and accrued for at the time of sale. The accrual considers restocking charges for returns and in some cases the customer must issue a replacement order before the return is authorized. Actual return experience may vary from our estimates. Amounts billed for shipping and handling are included in revenue. Costs incurred for shipping and handling are recorded in cost of products sold.

        Sales incentive programs offered to our customers relate primarily to volume rebates and promotional and advertising allowances and are only significant to two of our business units. The liability for these programs, and the resulting reduction to reported revenues, is determined primarily through trend analysis, historical experience and expectations regarding customer participation.

        Certain of our businesses, primarily within the Test and Measurement and Thermal Equipment and Services segments, recognize revenues from long-term contracts under the percentage-of-completion method of accounting. The percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

estimated total costs for such contract at completion, in accordance with Statement of Position 81-1, "Accounting for the Performance of Construction — Type and Certain Production — Type Contracts."

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

        We recognized $1,071.5, $848.5 and $714.5 in revenues under the percentage-of-completion method for the years ended December 31, 2007, 2006 and 2005, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2007 and 2006 were as follows:

	2007	2006
Costs incurred on uncompleted contracts	$1,299.3	$1,106.8
Estimated earnings to date	391.4	296.4

	1,690.7	1,403.2
Less: Billings to date	(1,693.8)	(1,354.6)

Net unbilled receivables	$(3.1)	$48.6

        These amounts are included in the accompanying consolidated balance sheets at December 31, 2007 and 2006 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2007	2006
Costs and estimated earnings in excess of billings(1)	$195.6	$199.0
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(198.7)	(150.4)

Net unbilled receivables	$(3.1)	$48.6

(1)
Reported as a component of "Accounts receivable, net" in the consolidated balance sheet.

(2)
Reported as a component of "Accrued expenses" in the consolidated balance sheet.

        Amounts for costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts for APV were $54.6 and $39.4, respectively, at December 31, 2007, which are not included in the table above.

        Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" until the product is available for general release. These costs are amortized over the economic life of the related products and we include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. We expensed $70.3 of research activities relating to the development and improvement of our products in 2007, $61.4 in 2006 and $56.3 in 2005. In addition, we expensed purchased in-process research and development of $0.9 related to the APV acquisition as technological feasibility had not been established for the related projects.

        Property, Plant and Equipment — Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense was $58.7, $56.2 and $51.1 for the years ended December 31, 2007, 2006 and 2005, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on construction or installation projects that are greater than $5.0 and one year in duration. There was no interest capitalized during 2007, 2006 and 2005.

        Income Taxes — We account for our income taxes based on the requirements of SFAS No. 109, "Accounting for Income Taxes," which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used. As further discussed in Notes 3 and 11, effective January 1, 2007, we began applying the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48") for measuring and recognizing tax benefits associated with uncertain tax positions.

        Derivative Financial Instruments — We use interest rate swaps to manage our exposures to fluctuating interest rate risk on our variable rate debt, foreign currency forward contracts to manage our exposures to fluctuating currency exchange rates, and forward commodity contracts to manage our exposures to fluctuation in certain raw material costs. Derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in other comprehensive income and subsequently recognized in earnings when the hedged items impact earnings. Changes in the fair value of derivatives not designated as hedges, and the ineffective portion of cash flow hedges, are recorded in current earnings. We do not enter into financial instruments for speculative or trading purposes.

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

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        Accounts Receivable Allowances — We provide allowances for estimated losses on uncollectible accounts based on our historical experience and the evaluation of the likelihood of success in collecting specific customer receivables. In addition, we maintain allowances for customer returns, discounts and invoice pricing discrepancies, with such allowances primarily based on historical experience. Summarized below is the activity for these allowance accounts.

	2007	2006	2005
Balance at beginning of year	$42.9	$41.9	$33.4
Acquisitions/divestitures, net	8.8	0.5	0.9
Allowances provided	22.6	18.4	25.6
Write-offs, net of recoveries and credits issued	(17.5)	(17.9)	(18.0)

Balance at end of year	$56.8	$42.9	$41.9

        Inventory — We estimate losses for excess and/or obsolete inventory and the net realizable value of inventory based on the aging of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.

        Impairment of Long-Lived Assets and Intangibles Subject to Amortization — We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on an undiscounted basis related to the assets are likely to exceed the related carrying amount to determine if a write-down is appropriate. We will record an impairment charge to the extent that the carrying value of the assets exceed their fair values as determined by valuation techniques appropriate in the circumstances, which could include the use of similar projections on a discounted basis.

        In determining the estimated useful lives of definite-lived intangibles, we consider the nature, competitive position, life cycle position, and historical and expected future operating cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection.

        Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually review whether a triggering event has occurred to determine whether the carrying value exceeds the implied value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principle methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost improvement initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 for more information, including discussion of an impairment charge recorded in 2007 related to other intangible assets held by a business within our Thermal Equipment and Services segment.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are accrued expenses at December 31, 2007 and 2006.

	December 31,
	2007	2006
Employee benefits	$240.4	$208.4
Unearned revenue(1)	407.0	265.3
Warranty	44.1	44.4
Other(2)	358.7	293.9

Total	$1,050.2	$812.0

(1)
Unearned revenue includes billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method of revenue recognition, customer deposits and unearned amounts on service contracts.

(2)
Other consists of various items, including legal, interest, restructuring and dividends payable, none of which individually require separate disclosure.

        Legal — It is our policy to accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses, including the associated legal fees, probable and they can be reasonably estimated. We do not discount legal obligations or reduce them by anticipated insurance recoveries.

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

        Self-Insurance — We are self-insured for certain of our workers' compensation, automobile, product, general liability disability and health costs, and we believe that we maintain adequate accruals to cover our retained liabilities. Our accruals for self-insurance liabilities are determined by management, are based on claims filed and an estimate of claims incurred but not yet reported, and are generally not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable to protect us against potential loss exposures. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims includes among other things, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred and reported. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts.

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

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

the obligations become reasonably estimable. The following is an analysis of our product warranty accrual for the periods presented:

	For the year ended December 31,
	2007	2006	2005
Balance at beginning of year	$54.4	$50.1	$54.6
Acquisitions/divestitures, net	4.8	0.1	0.3
Provisions	27.1	39.1	21.1
Usage	(24.9)	(34.9)	(25.9)

Balance at end of year	61.4	54.4	50.1
Less: Current portion of warranty	44.1	44.4	39.2

Non-current portion of warranty	$17.3	$10.0	$10.9

        Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies in accordance with FIN 48. Accruals for these contingencies are classified as "Income taxes payable" and "Deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. These reviews also entail analyzing the realization of deferred tax assets associated with net operating loss and credit carryforwards. When we believe that it is more likely than not that a net operating loss or credit carryforward may expire unused, we establish a valuation allowance against them. For tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

        Employee Benefit Plans — We have defined benefit plans that cover a significant portion of our salaried and hourly employees, including certain employees in foreign countries. We derive pension expense from an actuarial calculation based on the defined benefit plans' provisions and management's assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on plan assets. Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. Management determines the discount rate by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date. The rate of increase in compensation levels is established based on management's expectations of current and foreseeable future increases in compensation. Management also consults with independent actuaries in determining these assumptions. See Note 10 for more information.

(3)   New Accounting Pronouncements

        The following is a summary of new accounting pronouncements that apply or may apply to our business.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No.'s 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We adopted SFAS No. 155 effective January 1, 2007, and it did not have an impact on our consolidated financial statements.

        In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-03"). EITF 06-03 provides that the presentation of taxes assessed by a

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. Our policy for all periods has been to present such taxes net in our consolidated statement of operations.

        In June 2006, the FASB issued FIN 48, which seeks to reduce the diversity in practice associated with accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007, which resulted in an initial reduction of our income tax liability for unrecognized tax benefits of $50.4, with a corresponding increase to retained earnings. During the third quarter of 2007, we recorded a correcting adjustment of $2.1 to recognize an income tax receivable, with a corresponding increase to retained earnings. The impact of this correcting adjustment is not considered to be material to our consolidated financial position. See Note 11 for additional discussion regarding the impact of our adoption of FIN 48.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 focuses on creating consistency and comparability in fair value measurements. With the exception of certain nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2 to defer SFAS No. 157's effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements; however, the prospective application of the provisions of SFAS No. 157 could materially impact our future consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of shareholders' equity (in accumulated other comprehensive income (loss), net of tax effects) until they are amortized as a component of net periodic benefit expense. Additionally, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the company's fiscal year end; which is consistent with our current practice. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. Based on the funded status of our plans as of December 31, 2006, the adoption of SFAS No. 158 decreased total assets by $127.9, increased total liabilities by $81.5 and reduced shareholders' equity by $209.4. The adoption of SFAS No. 158 did not affect our results of operations. Refer to Note 10 for additional details pertaining to the adoption of this standard.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to reduce volatility in reported earnings, caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting rules. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

        In March 2007, the EITF reached a consensus on EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). EITF 06-10 requires an employer to recognize a liability for the postretirement benefit obligation associated with a collateral assignment split- dollar life insurance arrangement in accordance with SFAS No. 106 (if deemed part of a postretirement plan) or Opinion 12 (if not part of a plan), if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or to provide a death benefit. EITF 06-10 also states that an employer should recognize and measure the associated asset on the

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

basis of the terms of the collateral assignment arrangement. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We do not expect the adoption of EITF 06-10 to have a material impact on our financial position or results of operations.

        In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Awards" ("EITF 06-11"). EITF 06-11 states that an entity should recognize a realized tax benefit associated with the dividends on affected securities charged to retained earnings as an increase in additional paid-in-capital ("APIC"), which should be included in the APIC pool. When an entity's estimate of forfeitures increases or actual forfeitures exceed its estimates, the amount of tax benefits previously recognized in APIC should be reclassified into the income statement; however, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF 06-11 is effective for income tax benefits declared on affected securities in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of EITF 06-11 to have a material impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," ("SFAS No. 141(R)") which replaces SFAS No. 141. SFAS No. 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our financial position or results of operations; however, the prospective application of the provisions of SFAS No. 141(R) could have a material impact on the fair values assigned to assets and liabilities of future acquisitions.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial position or results of operations.

        In December 2007, the EITF reached a consensus on EITF Issue No. 07-01, "Accounting for Collaborative Arrangements" ("EITF 07-01"). EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are (1) active participants to the arrangements and (2) exposed to significant risks and rewards that depend on the commercial success of the endeavor. EITF 07-01 requires costs incurred and revenues generated from transactions with third parties should be reported by the collaborators on the appropriate line item in their respective income statements. EITF 07-01 also states that the income statement characterization of payments between the participants to a collaborative arrangement should be based on other authoritative literature if the payments are within the scope of such literature. EITF 07-01 requires collaborators to disclose, in the footnotes to financial statements in the initial period of adoption and annually thereafter, (1) the income statement classification and amounts attributable to transactions arising from collaborative arrangements between participants for each period for which an income statement is presented and (2) information regarding the nature and purpose of the collaborative arrangement, the collaborators' rights and obligations under the arrangement, and any accounting policies for the collaborative arrangement. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We are currently

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

evaluating the impact of adoption that EITF 07-01 may have on our financial position or results of operations, specifically, as it relates to our consortium arrangements. See Note 14 for additional details of our consortium arrangements.

(4)   Acquisitions and Discontinued Operations

        We use acquisitions as a part of our strategy to gain access to customer relationships, new technology, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing and technical expertise. Acquisitions and divestitures for the years ended December 31, 2007, 2006 and 2005 are described below.

        All business acquisitions have been accounted for in accordance with SFAS No. 141, "Business Combinations" and, accordingly, the consolidated statements of operations include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition. Refer to Note 8 for additional disclosure on the purchase price allocation of the following acquisitions.

Acquisitions — 2007

        In the Flow Technology segment, we completed the acquisition of APV, a global manufacturer of process equipment and engineering solutions on December 31, 2007, for a purchase price of $524.2, including cash acquired of $41.7. APV's primary products include pumps, valves, heat exchangers and homogenizers for the food, dairy, beverage and pharmaceutical industries. APV had revenues of approximately $876.0 for the twelve months ended December 31, 2007.

        The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values as determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations and working capital settlement.

        The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed of APV as of December 31, 2007, the date of the acquisition:

Assets acquired:
Current assets, including cash and equivalents of $41.7	$390.4
Property, plant and equipment	79.1
Goodwill	190.4
Intangible assets	204.9
Other assets	3.2

Total assets acquired	$868.0

Liabilities assumed:
Current liabilities	$297.6
Other long-term liabilities	46.2

Total liabilities	343.8

Net assets acquired	$524.2

        The identifiable intangible assets acquired consist of trademarks, customer relationships and technology of $90.0, $69.0 and $45.9, respectively, with such amounts based on a preliminary assessment of the related fair values.

        Purchased in-process research and development of $0.9 was expensed upon acquisition because technological feasibility had not been established for the related projects.

        The following unaudited pro forma information presents our results of operations as if the acquisition of APV had taken place on January 1, 2006. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the dates

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions which management believes are reasonable. However, these results do not include any anticipated cost savings or expenses of the planned integration of APV. These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the relevant periods, such as imputed financing costs, and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired.

	Year Ended December 31,
	2007	2006
Revenues	$5,698.2	$4,920.5
Income from continuing operations	256.3	198.8
Net income	250.2	143.8
Income from continuing operations:
Basic	$4.67	$3.41
Diluted	$4.55	$3.30
Net income:
Basic	$4.56	$2.47
Diluted	$4.44	$2.39

        In the Test and Measurement segment, we completed the acquisition of the European diagnostics division of Johnson Controls ("JCD") in August 2007, for a purchase price of $40.3. The acquired business had revenues of approximately $93.0 in the twelve months prior to its acquisition. In addition, we completed the acquisition of Matra-Werke GmbH ("Matra") in October 2007, within our Test and Measurement segment for a purchase price of $36.6, including cash acquired of $2.9. The acquired business had revenues of approximately $26.0 in the twelve months prior to acquisition.

        The pro forma effects of the acquisitions of JCD and Matra were not material individually or in the aggregate to our results of operations or financial position.

Acquisitions — 2006

        In the Flow Technology segment, we completed the acquisition of Aktiebolaget Custos ("Custos") in December 2006, for a purchase price of $184.0 (related to approximately 97% of the outstanding shares of Custos), which was net of cash acquired of $4.4 and included debt assumed of $23.2. Custos had revenues of approximately $107.0 in the twelve months prior to the date of acquisition. The remaining shares of Custos were acquired in 2007 for $4.4.

        The pro forma effects of the acquisition was not material to our results of operations or financial position.

Acquisitions — 2005

        In the Test and Measurement segment, we completed the acquisition of CarTool GmbH ("CarTool") in November 2005, for a cash purchase price of $41.4, net of cash acquired of $22.6. CarTool had revenues of approximately $77.0 in the twelve months prior to the date of acquisition.

        The pro forma effects of the acquisition was not material to our results of operations or financial position.

Discontinued Operations

        We report discontinued operations in accordance with the guidance of SFAS No. 144. Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

probable within the next 12 months. The following businesses, which have been sold, met these requirements and therefore have been reported as discontinued operations for the periods presented.

Business	Quarter Discontinued	Actual Closing Date of Sale
Balcke-Duerr Austria GmbH ("BD Austria")	Q4 2007	Q4 2007
Nema AirFin GmbH ("Nema")	Q4 2007	Q4 2007
Contech	Q3 2006	Q2 2007
Dock Products ("Dock")	Q2 2006	Q4 2006
Dielectric Tower ("Tower")	Q4 2005	Q1 2006
Security and protection business ("Vance")	Q3 2005	Q1 2006
Mueller Steam, Febco and Polyjet product lines	Q3 2005	Q4 2005
Aftermarket automotive products business ("Carfel")	Q1 2005	Q3 2005
Lab and life science business ("Kendro")	Q4 2004	Q2 2005
Brookstone telecommunication services business	Q1 2005	Q1 2005
Fire detection and building life-safety systems business ("EST")	Q4 2004	Q1 2005
Specialty tool business	Q4 2004	Q1 2005
Compaction equipment business ("Bomag")	Q3 2004	Q1 2005

        BD Austria — Sold for cash proceeds of $11.6, exclusive of cash balances assumed by the buyer of $30.0, resulting in a gain, net of taxes, of $17.2.

        Nema — Sold for $6.8 in cash, net of cash balances assumed by the buyer of $0.4, for a loss, net of taxes, of $2.3.

        Contech — Sold to Marathon Automotive Group, LLC. for net cash proceeds of $134.3. During 2007, we recorded a net loss on the sale of $13.6, including $7.0 of expenses that were contingent upon the consummation of the sale, which included $1.1 due to the modification of the vesting period of restricted stock units that had been issued to Contech employees (see Note 15 for further information), and a $6.6 charge, recorded during the first quarter of 2007, to reduce the carrying value of the net assets sold to the net proceeds received from the sale. In addition, in 2007, we settled a capital lease obligation for $5.3 relating to equipment that was transferred to the buyer of Contech. During 2006, we recorded a charge of $102.7 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

        Dock — Sold for $43.5 in cash in 2006, resulting in a net gain on the sale of $29.0. This gain related primarily to a tax benefit of $33.2, partially offset by expenses that were contingent primarily upon the consummation of the sale, which included $0.3 due to the modification of the vesting period of restricted stock units that had been issued to Dock employees (see Note 15 for further information).

        Tower — Sold for $6.9 in cash, including additional cash proceeds of $4.4 that related to the settlement of the working capital associated with the transaction. In 2005, we recorded a charge, net of taxes, of $11.3 in order to reduce the carrying value of the net assets to be sold to their estimated net realized value. During 2006, we reduced the net loss by $0.9 primarily as a result of the working capital settlement noted above.

        Vance — Sold for $70.6 in cash. In 2005, we recorded a net charge of $26.8 in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. During 2006, we increased the net loss by $3.1, primarily for expenses that were contingent upon the consummation of the sale, which included $1.6 due to the modification of the vesting period of restricted stock units that had been issued to Vance employees (see Note 15 for further information).

        Mueller Steam, Febco and Polyjet — Sold for $44.7 in cash. In 2005, we recorded a gain on the sale of $50.7, including a tax benefit of $71.8.

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

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        EST — Sold to General Electric Company ("GE") for $1,393.2 in cash, net of cash balances assumed by GE of $1.5. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $662.5.

        Specialty Tool Business — Sold for $24.2 in cash, with $21.8 received at the closing and $2.4 deposited in an escrow account. In 2005, we recorded a loss on the sale, net of taxes, of $3.7. We received $1.7 of the escrow amount in 2006 and the remaining $0.7 in 2007.

        Bomag — Sold to Fayat SA ("Fayat") for $447.3 in cash, net of cash balances assumed by Fayat of $2.7. In 2005, we recorded a gain on the sale, net of taxes and transaction fees, of $137.4.

        During the third quarter of 2007, we committed to a plan to divest our Air Filtration business within our Flow Technology segment. We are actively pursuing the sale of this business and anticipate that the sale will be completed in the first half of 2008. Accordingly, we have reported, for all periods presented, the financial condition, results of operations and cash flows of this business as a discontinued operation in our consolidated financial statements. As a result of this planned divestiture, we recorded a net charge of $11.0 during 2007 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. We believe that the carrying value of the net assets approximates fair value at December 31, 2007; however, such value is subject to adjustment based upon the future terms of a definitive agreement.

        In addition to the gains/losses recorded in 2007 relating to the BD Austria, Nema, Contech and Air Filtration businesses discussed above, we recognized a net loss in 2007 of $7.3 resulting from adjustments to gains/losses on sales of businesses that were previously discontinued. Along with the gains/losses recorded in 2006 relating to the Dock, Tower, Vance and Contech businesses discussed above, we recognized a net gain in 2006 of $20.1 resulting from adjustments to the gains/losses on sales of businesses that were previously discontinued, with such adjustments related primarily to a reduction in income tax liabilities. Lastly, in 2005, we recorded an additional loss of $1.6 associated with the 2004 disposition of our Axial fan business, with the loss relating to the final purchase price settlement. In 2005, we also received $2.5 related to the final payment on the promissory note associated with the sale of the Axial fan business.

        The final purchase price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or if we cannot come to agreement with the buyers, an arbitration process. Final agreement of the working capital figures with the buyers for certain of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the purchase price and resulting gains/(losses) on these and other previous divestitures may be materially adjusted in subsequent periods. Refer to Note 11 for the tax implications associated with our dispositions.

        During the third quarter of 2007, we recognized an income tax benefit of $13.5 to "Gain (loss) on disposition of discontinued operations, net of tax" relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily in 2005. See Note 1 for further details.

        For 2007, 2006 and 2005, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2007	2006	2005
Income (loss) from discontinued operations	$(37.5)	$(105.0)	$1,512.8
Income tax (provision) benefit	31.4	50.0	(457.5)

Income (loss) from discontinued operations, net	$(6.1)	$(55.0)	$1,055.3

        For 2007, 2006 and 2005, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2007	2006	2005
Revenues	$295.8	$555.4	$1,057.0
Pre-tax income (loss)	(0.9)	4.3	(41.7)

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	December 31, 2007	December 31, 2006
Assets:
Cash and equivalents	$—	$0.3
Accounts receivable, net	17.7	63.7
Inventories, net	12.6	30.7
Other current assets	2.3	10.2
Net property, plant and equipment	14.5	135.7
Goodwill and intangibles, net	8.8	56.6
Other assets	0.2	1.8

Assets of discontinued operations	$56.1	$299.0

Liabilities:
Accounts payable	$9.2	$57.7
Accrued expenses and other	15.6	50.6
Short-term debt	0.4	2.5
Deferred and other income taxes	5.9	18.4
Long term debt and other	—	7.7

Liabilities of discontinued operations	$31.1	$136.9

(5)   Business Segment Information

        We are a global provider of flow technology, test and measurement products and services, thermal equipment and services and industrial products and services with operations in over 35 countries. We offer a diverse collection of products, which include, but are not limited to, valves, fluid handling equipment, metering and mixing solutions, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including, power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, automotive service, telecommunications and transportation.

        We have aggregated our operating segments into four reportable segments in accordance with the criteria defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The segments are Flow Technology, Test and Measurement, Thermal Equipment and Services and Industrial Products and Services. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expenses, stock-based compensation and other indirect corporate expense. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

        Revenues by business segment represent sales to unaffiliated customers, and no one customer or group of customers that, to our knowledge are under common control accounted for more than 10% of our consolidated revenues for all periods presented. Intercompany revenues among segments are not significant. Identifiable assets by business segment are those used in our operations in each segment. General corporate assets are principally cash, pension assets, deferred tax assets, certain prepaid expenses, fixed assets and our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries ("EGS") joint venture. See Note 9 for financial information relating to EGS.

Flow Technology

        Our Flow Technology segment designs, manufactures and markets solutions and products that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications. Our Flow Technology businesses

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

focus on innovative, highly engineered new product introductions and expansion from products to systems and services in order to create total customer solutions.

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

Thermal Equipment and Services

        Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products for the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its global reach, including expanding its dry cooling, heating and manufacturing capacity in China, as well as increasing thermal components and service offerings, particularly in China, Europe and South Africa.

Industrial Products and Services

        Our Industrial Products and Services segment comprises businesses that design, manufacture and market power systems, industrial tools and hydraulic units, filters primarily for the automatic transmissions, precision machine components for the aerospace industry and television and radio broadcast antenna systems. This segment continues to focus on lean initiatives and global expansion opportunities.

Corporate Expense

        Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters, our Horsham, PA information technology data center and our Asia-Pacific center in Shanghai, China.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        Financial data for our business segments, including the results of acquisitions from the dates of the respective acquisitions, are as follows:

	2007	2006	2005
Revenues:
Flow Technology	$1,121.3	$865.7	$775.8
Test and Measurement	1,174.1	1,137.5	1,059.6
Thermal Equipment and Services	1,560.5	1,327.7	1,178.4
Industrial Products and Services	966.4	836.7	716.0

Total	$4,822.3	$4,167.6	$3,729.8

Segment income:
Flow Technology	$177.2	$133.2	$102.2
Test and Measurement	126.4	159.1	129.9
Thermal Equipment and Services	162.7	111.4	117.5
Industrial Products and Services	156.1	99.0	67.5

Total segment income	622.4	502.7	417.1
Corporate expense	100.3	96.1	87.6
Pension and postretirement expense	43.5	44.2	28.7
Stock-based compensation expense	41.4	37.6	28.3
Special charges, net	7.6	3.9	8.6
Impairment of intangible assets	4.0	—	—

Consolidated operating income	$425.6	$320.9	$263.9

Capital expenditures:
Flow Technology	$17.7	$9.7	$3.4
Test and Measurement	11.9	9.7	7.5
Thermal Equipment and Services	23.3	14.0	16.8
Industrial Products and Services	24.4	21.1	11.8
General corporate	13.6	1.2	1.8

Total	$90.9	$55.7	$41.3

Depreciation and amortization:
Flow Technology	$18.2	$12.3	$13.5
Test and Measurement	20.2	20.4	17.4
Thermal Equipment and Services	21.7	22.6	19.4
Industrial Products and Services	14.2	13.4	11.5
General corporate	4.7	3.4	4.1

Total	$79.0	$72.1	$65.9

Identifiable assets:
Flow Technology	$2,068.4	$989.9	$808.7
Test and Measurement	1,346.5	1,183.8	1,151.8
Thermal Equipment and Services	1,761.5	1,728.8	1,578.8
Industrial Products and Services	697.4	703.5	665.7
General corporate	307.5	532.1	536.1
Discontinued operations	56.1	299.0	565.3

Total	$6,237.4	$5,437.1	$5,306.4

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

	2007	2006	2005
Revenues by Groups of Products:
Flow Technology	$1,121.3	$865.7	$775.8
Test and Measurement	1,174.1	1,137.5	1,059.6
Thermal Equipment and Services	1,560.5	1,327.7	1,178.4
Industrial Products and Services:
Power transformers and services	421.1	290.6	235.9
Industrial tools and equipment	149.0	142.4	123.3
Aerospace components	110.2	102.2	82.4
Automatic transmission	101.7	95.8	92.5
Broadcast antenna systems	93.3	116.7	112.1
Laboratory equipment	91.1	89.0	69.8

Total Industrial Products and Services	966.4	836.7	716.0

Total	$4,822.3	$4,167.6	$3,729.8

Geographic Areas:	2007	2006	2005
Revenues:(1)
United States	$2,806.3	$2,604.3	$2,467.1
Germany	710.3	580.6	450.6
China	285.8	226.4	134.2
United Kingdom	274.1	233.1	208.9
Other	745.8	523.2	469.0

	$4,822.3	$4,167.6	$3,729.8

Tangible Long Lived Assets:
United States	$589.2	$555.6	$469.3
Other	312.3	156.8	212.0

Long lived assets of continuing operations	901.5	712.4	681.3
Long lived assets of discontinued operations	14.7	137.5	149.3

Total tangible long lived assets	$916.2	$849.9	$830.6

(1)
Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

(6)   Special Charges, Net

        As part of our business strategy, we right-size and consolidate operations to drive results. Additionally, from time to time, we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint and increased profitability in any economic environment. As a result of our strategic review process, we recorded net special charges of $7.6 in 2007, $3.9 in 2006 and $8.6 in 2005. These net special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce and rationalize certain product lines. The purpose of our restructuring initiatives is to improve future profitability, streamline operations, reduce costs and improve efficiency. We estimate that we will achieve operating cost reductions in 2008 and beyond through reduced employee and manufacturing costs and other facility overhead.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        The components of the charges have been computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs, including severance and other employee benefits based on existing severance policies and local laws.

        Impairments of long-lived assets, including amortizable intangibles, which represent non-cash asset write-downs, are accounted for in accordance with SFAS No. 144. Typically, these non-cash asset write-downs arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured business. For these situations, we recognize a loss when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Realization values for assets subject to impairment testing are determined primarily by management, taking into consideration various factors including third-party appraisals, quoted market prices or previous experience. If an asset remains in service at the decision date, the asset is written down to its fair value and the resulting net book value is depreciated over its remaining economic useful life. When we commit to a plan to sell an asset, including the initiation of a plan to locate a buyer, and it is probable that the asset will be sold within one year based on its current condition and sales price, depreciation of the asset is discontinued and the asset is classified as an asset held for sale. The asset is written down to its fair value less any selling costs.

        Exit costs, including, among other things, severance, other employee benefit costs and operating lease obligations on idle facilities, are accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." As such, liabilities for exit costs are measured initially at their fair value and recorded when incurred.

        Special charges for the years ended December 31, 2007, 2006 and 2005 are described in more detail below and in the applicable sections that follow.

	2007	2006	2005
Employee termination costs	$5.0	$1.3	$5.9
Facility consolidation costs	0.3	1.1	7.7
Other cash costs	1.5	0.4	1.4
Non-cash asset write-downs	0.8	1.3	1.5
Gain on sale of assets	—	(0.2)	(7.9)

Total	$7.6	$3.9	$8.6

2007 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology	$—	$—	$(0.1)	$—	$(0.1)
Test and Measurement	4.5	0.2	0.3	—	5.0
Thermal Equipment and Services	—	—	1.0	0.2	1.2
Industrial Products and Services	0.3	0.1	—	0.5	0.9
Corporate	0.2	—	0.3	0.1	0.6

Total	$5.0	$0.3	$1.5	$0.8	$7.6

        Flow Technology segment — The credit for 2007 related to a reduction in liabilities that are no longer necessary as the associated restructuring activities have been completed.

        Test and Measurement segment — Charges for 2007 related primarily to workforce reductions associated with various consolidation and reorganization efforts in Europe and the United States, including the planned closure of a manufacturing facility in Owatonna, MN. These efforts resulted in the termination of 162 employees.

        Thermal Equipment and Services segment — Charges for 2007 related primarily to lease holding costs for an idle facility in Belgium ($0.8) and an asset impairment charge associated with the planned divestiture of an idle facility in Benton Harbor, MI.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        Industrial Products and Services segment — Charges for 2007 related primarily to an asset impairment charge associated with the planned divestiture of an idle facility in Watertown, WI.

        Corporate — Charges for 2007 relate primarily to charges for a legal entity reduction initiative.

        We do not expect future costs associated with the above initiatives to be significant. At December 31, 2007 and 2006, a total of $4.5 and $2.6 of restructuring liabilities, respectively, remained on the consolidated balance sheets. With the exception of certain multi-year operating lease obligations and other contractual obligations, which were not material to our consolidated financial statements, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.

2006 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Gain on Sale of Assets	Total Special Charges
Flow Technology	$1.1	$0.9	$0.2	$—	$—	$2.2
Test and Measurement	0.5	0.6	—	0.2		1.3
Thermal Equipment and Services	(0.3)	(0.4)	—	—	(0.2)	(0.9)
Corporate	—	—	0.2	1.1	—	1.3

Total	$1.3	$1.1	$0.4	$1.3	$(0.2)	$3.9

        Flow Technology segment — Charges for 2006 related primarily to costs associated with exit activities at a facility in St. Paul, NC ($1.3), employee termination costs relating to a facility in Germany ($0.7), costs relating to a previously announced reorganization of a Netherlands' operation and exit activities at two locations in the United Kingdom. The German initiative resulted in the termination of 4 employees.

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

        Corporate — Charges for 2006 relate primarily to an impairment charge for the planned divestiture of an idle facility.

2005 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Gain on Sale of Assets	Total Special Charges
Flow Technology	$2.5	$1.6	$0.4	$0.5	$—	$5.0
Test and Measurement	1.1	2.4	0.1	0.9	—	4.5
Thermal Equipment and Services	1.9	2.4	1.0	(1.0)	—	4.3
Industrial Products and Services	0.3	0.6	—	—	(7.9)	(7.0)
Corporate	0.1	0.7	(0.1)	1.1	—	1.8

Total	$5.9	$7.7	$1.4	$1.5	$(7.9)	$8.6

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

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        Test and Measurement segment — Charges for 2005 related primarily to employee termination and lease holding costs associated with the closures of a warehouse facility in Miramar, FL and a manufacturing facility in the United Kingdom that totaled $2.5 within our Service Solutions business and an asset impairment charge of $1.0 relating to the divesture of a facility in the United Kingdom. The Miramar, FL and United Kingdom facility closures resulted in the termination of 99 employees.

        Thermal Equipment and Services segment — Charges for 2005 related primarily to workforce reductions associated with facility consolidations and closures. Within our boiler products business, we recorded employee benefit costs associated with our previously announced closure of manufacturing activities at our Benton Harbor, MI facility and relocation of certain manufacturing operations from our Michigan City, IN facility to our Eden, NC facility. These restructuring actions resulted in $1.2 of employee termination, facility consolidation and other costs during 2005. Within our cooling businesses, we recognized $2.4 of special charges related primarily to employee termination costs associated with business integration efforts in Germany that were initiated in the fourth quarter of 2004 and employee termination, lease holding and asset impairment charges associated with the closure of a facility in the United Kingdom. The United Kingdom restructuring action resulted in the termination of 83 employees.

        Industrial Products and Services segment — The net credit for 2005 related to a gain of $7.9 on the sale of land in Milpitas, CA, resulting in the finalization of a previously initiated restructuring action. This was partially offset by employee and lease termination costs associated with the closure of facilities in Tempe, AZ and Watertown, WI. These restructuring actions resulted in the termination of 14 employees.

        Corporate — Charges for 2005 related primarily to the lease holding costs for two administrative facilities that were closed during the first quarter of 2005 and an asset impairment charge of $1.1 relating to the planned divestiture of a facility in Newtown, CT.

(7)   Inventories

	December 31,
	2007	2006
Finished goods	$240.0	$200.3
Work in process	151.2	107.6
Raw materials and purchased parts	343.8	214.7

Total FIFO cost	735.0	522.6
Excess of FIFO cost over LIFO inventory value	(31.2)	(26.4)

	$703.8	$496.2

        Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. These inventories were approximately 37% and 47% of total inventory at December 31, 2007 and December 31, 2006, respectively. Other inventories are valued using the first-in, first-out ("FIFO") method. Progress payments, which are netted against work in process at year-end, were $3.2 in 2007 and $5.4 in 2006.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

(8)   Goodwill And Other Intangible Assets

        The changes in the carrying amount of goodwill, by segment, are as follows:

	December 31, 2006	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other(1)	December 31, 2007
Flow Technology	$444.7	$190.4	$—	$33.2	$668.3
Test and Measurement	384.1	36.6	—	(10.5)	410.2
Thermal Equipment and Services	595.3	—	—	17.3	612.6
Industrial Products and Services	302.9	—	—	(14.9)	288.0

Total	$1,727.0	$227.0	$—	$25.1	$1,979.1

	December 31, 2005	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other(1)	December 31, 2006
Flow Technology	$377.3	$68.7	$—	$(1.3)	$444.7
Test and Measurement	391.0	—	—	(6.9)	384.1
Thermal Equipment and Services	583.1	9.7	—	2.5	595.3
Industrial Products and Services	306.5	—	—	(3.6)	302.9

Total	$1,657.9	$78.4	$—	$(9.3)	$1,727.0

(1)
Includes adjustments resulting from acquisitions completed not more than one year prior to the date of adjustment and adjustments related to reductions in income tax liabilities. Changes from foreign currency translation were $35.1 and $39.4 during the years ended December 31, 2007 and 2006, respectively.

  Identifiable intangible assets comprise the following:

	December 31, 2007				December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$30.3	$(20.6)	$9.7		$35.9	$(23.6)	$12.3
Technology	75.5	(8.5)	67.0		24.7	(5.9)	18.8
Customer relationships	219.2	(18.9)	200.3		67.5	(9.6)	57.9
Other	31.0	(10.6)	20.4		85.5	(9.8)	75.7

	356.0	(58.6)	297.4		213.6	(48.9)	164.7
Trademarks with indefinite lives:	430.0	—	430.0	(1)	315.4	—	315.4

Total	$786.0	$(58.6)	$727.4		$529.0	$(48.9)	$480.1

(1)
Balance reflects an impairment charge of $4.0 recorded during 2007 associated with a business within our Thermal Equipment and Services segment.

        Amortization expense was $18.4, $14.1 and $12.8 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense related to these intangible assets is $25.1 in 2008, $23.0 in 2009, $22.2 in 2010, $21.2 in 2011 and $21.0 in 2012.

        At December 31, 2007, intangible assets with determinable lives were associated primarily with the Flow Technology ($172.5), Test and Measurement ($87.8) and Thermal Equipment and Services ($31.5) segments. Trademarks with indefinite lives were associated with the following segments: $221.4 in the Flow Technology segment, $71.1 in the Test and Measurement segment, $122.5 in the Thermal Equipment and Services segment and $15.0 in the Industrial Products and Services segment.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        Consistent with the requirements of SFAS No. 142 "Goodwill and Other Intangible Assets", the fair values of our reporting units generally are based on discounted cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our reporting units closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost improvement initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known. Our annual goodwill impairment testing during the fourth quarter of 2007 identified three reporting units (Filtran, our automatic transmission business; LDS, our vibration testing equipment business; and Weil-McLain, our boiler products business) whose fair value exceeded their carrying value by less than 10%. We will continue to monitor impairment indicators across our reporting units, including, but not limited to, Filtran, LDS, and Weil-McLain. The aggregate goodwill and indefinite-lived intangible asset balance for these three reporting units was $242.1 at December 31, 2007.

        In connection with our annual impairment testing of indefinite-lived intangibles under SFAS 142, we determined that other intangible assets held by a business within our Thermal Equipment and Services segment were impaired. Accordingly, we recorded an impairment charge of $4.0 in the fourth quarter of 2007 related to this matter.

(9)   Investment In Joint Venture

        We have one significant joint venture, EGS, with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Canada and France and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis, and we typically receive our share of the joint venture's earnings in cash dividends paid quarterly. EGS's results of operations and certain other information for its fiscal years ended September 30, 2007, 2006 and 2005, were as follows:

	2007	2006	2005
Net sales	$532.0	$483.5	$429.7
Gross profit	225.4	214.6	185.3
Net income	84.2	88.6	58.4
Capital expenditures	11.5	7.5	5.0
Depreciation and amortization	8.2	8.5	8.8
SPX's equity earnings in EGS	39.3	40.2	22.4

        Condensed balance sheet information of EGS as of September 30, 2007 and 2006 was as follows:

	2007	2006
Current assets	$165.3	$156.9
Non-current assets	292.0	286.1
Current liabilities	76.5	63.5
Non-current liabilities	14.4	13.3

        The carrying value of our investment in EGS was $77.6 and $78.3 at December 31, 2007 and 2006, respectively, and is recorded in other assets in our consolidated balance sheets. We contributed non-monetary assets to EGS upon its formation. We recorded these contributed assets at their historical cost in accordance with Accounting Principles Board ("APB") APB No. 29, "Accounting for Nonmonetary Transactions," while EGS recorded these assets at their fair value in accordance with APB No. 16 "Business Combinations." As a result of this basis difference in the goodwill recorded by EGS upon formation, our investment in EGS is less than our proportionate share of EGS' net assets, with such difference totaling $85.4 at December 31, 2007.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

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

        We have domestic postretirement plans that provide health and life insurance benefits for certain retirees and their dependents. Beginning in 2001, we discontinued providing these postretirement benefits generally to newly hired employees. Some of these plans require retiree contributions at varying rates. Not all retirees are eligible to receive these benefits, with eligibility governed by the plan(s) in effect at a particular location.

Defined Benefit Pension Plans

        Plan assets — Our investment strategy is based on the long-term growth of principal while mitigating overall risk to ensure that funds are available to pay benefit obligations. The domestic plan assets are invested in a broad range of investment classes, including domestic and international equities, fixed income securities and other investments. We engage various investment managers who are regularly evaluated on long-term performance, adherence to investment guidelines and ability to manage risk commensurate with the investment style and objective for which they were hired. Allowable investments under the plan agreements include equity securities, fixed income securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations to professional investment managers. Investments prohibited under the plan agreements include private placements and stock of direct competitors. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2007 and 2006.

        Actual asset allocation percentages of each major category of our domestic and foreign pension plan assets as of December 31, 2007 and 2006, along with the targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, are as follows:

Domestic Pension Plans

	Actual Allocations		Mid-point of Allocation Range
	2007	2006	2007
Equity securities	54%	70%	60%
Debt securities	26%	17%	25%
Alternative investments(1)	16%	—%	15%
Other(2)	4%	13%	—%

Total	100%	100%	100%

(1)
Alternative investments are comprised of commingled global fund allocations, which include long-term equity investments, fixed income investments, futures and option contracts and commodities.

(2)
The increased allocation to "Other" in 2006 was driven by an effort to re-allocate our asset mix. This effort was in process at December 31, 2006 and was largely completed in 2007. Assets included in this category at December 31, 2007 and 2006 were comprised primarily of cash and equivalents.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

Foreign Pension Plans

	Actual Allocations		Mid-point of Allocation Range
	2007	2006	2007
Equity securities	49%	47%	51%
Debt securities	46%	48%	47%
Other	5%	5%	2%

Total	100%	100%	100%

        Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2007, we made contributions of approximately $0.6 to our qualified domestic pension plans and direct benefit payments of $4.7 to our non-qualified domestic pension plans. In 2008, we expect to make contributions of $0.6 to our qualified domestic pension plans and direct benefit payments of $36.1 to our non-qualified domestic pension plans. Included in the 2008 direct benefit payments to our non-qualified domestic pension plans is a required pension contribution on behalf of our former Chairman, Chief Executive Officer and President of approximately $31.0.

        Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. In our foreign plans that are funded, we made contributions of $16.8 in 2007 in our foreign plans that are unfunded, we made direct benefit payments of $1.4 in 2007. We expect to make $14.8 of contributions and $1.6 of direct benefit payments in 2008 to our foreign pension plans.

        Estimated Future Benefit Payments — Following is a summary, as of December 31, 2007, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2007 to measure our obligations and include benefits attributable to estimated future employee service.

Estimated benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2008	$107.9	$11.7
2009	76.2	12.1
2010	76.8	12.6
2011	77.0	13.0
2012	79.2	13.4
Subsequent five years	419.9	74.9

        Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The combined funded status of our pension plans as of December 31, 2007 has improved since December 31, 2006, primarily as a result of an increase in the discount rate applied to the projected benefit obligation of our plans. Our non-funded pension plans account for $122.0 of the current underfunded status, as these plans are not required to be funded. The underfunded status of our primary domestic pension plans did not

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

require us to make cash contributions in 2007. The following tables show the domestic and foreign pension plans' funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2007	2006	2007	2006
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$1,122.9	$1,158.5	$272.2	$248.6
Service cost	8.3	9.3	2.9	2.2
Interest cost	64.0	64.6	13.7	12.5
Employee contributions	—	—	0.2	0.2
Actuarial gains	(54.3)	(25.8)	(13.4)	(9.9)
Curtailment/ settlement gain	—	(1.7)	—	(2.8)
Benefits paid	(84.2)	(79.9)	(10.0)	(8.6)
Divestiture	(17.0)	—	—	—
Foreign exchange and other	—	(2.1)	12.5	30.0

Projected benefit obligation — end of year	$1,039.7	$1,122.9	$278.1	$272.2

Change in plan assets:
Fair value of plan assets — beginning of year	$988.0	$940.8	$206.0	$169.0
Return on plan assets	52.7	122.6	10.1	12.0
Benefits paid	(84.2)	(75.4)	(8.6)	(7.6)
Contributions (employer and employee)	5.3	—	17.1	13.9
Settlement gain	—	—	—	(2.7)
Divestitures	(14.5)	—	—	—
Foreign exchange and other	—	—	8.3	21.4

Fair value of plan assets — end of year	$947.3	$988.0	$232.9	$206.0

Funded status at year-end	$(92.4)	$(134.9)	$(45.2)	$(66.2)
Amounts recognized in the balance sheet consist of:
Other assets	$8.8	$—	$—	$—
Accrued expenses	(35.0)	(4.6)	(1.5)	(1.3)
Other long-term liabilities	(66.2)	(130.3)	(43.7)	(64.9)

Net amount recognized	$(92.4)	$(134.9)	$(45.2)	$(66.2)

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax) consist of:
Net actuarial loss	$320.9	$387.4	$40.2	$46.9
Net prior service credits	(4.3)	(5.1)	(1.0)	(1.1)

Total accumulated comprehensive loss (pre-tax)	$316.6	$382.3	$39.2	$45.8

        The following is information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2007 and 2006:

	Domestic Pension Plans		Foreign Pension Plans
	2007	2006	2007	2006
Projected benefit obligation	$288.2	$321.0	$276.2	$271.4
Accumulated benefit obligation	287.1	318.8	271.9	266.8
Fair value of plan assets	186.9	206.4	231.5	205.2

        The accumulated benefit obligation for all domestic and foreign plans was $1,021.8 and $273.2, respectively, at December 31, 2007 and $1,098.0 and $267.6, respectively, at December 31, 2006.

        The amounts above do not include accrued pension liabilities of $8.0 that we assumed as a result of the acquisition of APV on December 31, 2007.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        Components of Net Periodic Pension Benefit Expense — Net periodic pension benefit expense for our domestic and foreign pension plans included the following components:

Domestic Pension Plans

	Year Ended December 31,
	2007	2006	2005
Service cost	$8.3	$9.3	$9.8
Interest cost	64.0	64.6	65.4
Expected return on plan assets	(77.1)	(80.2)	(86.0)
Amortization of unrecognized losses	33.1	36.1	25.5
Amortization of unrecognized prior service cost	(0.7)	(0.4)	(0.3)
Curtailment/ Settlement (gain) loss	3.2	0.2	(1.7)

Total net periodic pension benefit expense	30.8	29.6	12.7
Less: Net periodic pension benefit (expense) income of discontinued operations	(3.5)	(0.8)	0.4

Net periodic pension benefit expense of continuing operations	$27.3	$28.8	$13.1

Foreign Pension Plans

	Year Ended December 31,
	2007	2006	2005
Service cost	$2.9	$2.2	$2.3
Interest cost	13.7	12.5	12.4
Expected return on plan assets	(16.1)	(14.6)	(11.5)
Amortization of unrecognized losses	1.8	2.5	2.0
Amortization of unrecognized prior service cost	(0.1)	(0.1)	(0.1)
Curtailment/Settlement loss	—	1.0	3.4

Total net periodic pension benefit expense	2.2	3.5	8.5
Less: Net periodic pension benefit expense of discontinued operations	—	(1.7)	(5.3)

Net periodic pension benefit expense of continuing operations	$2.2	$1.8	$3.2

        Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) in 2007 were as follows:

	Domestic plans	Foreign plans
Current year actuarial gain	$(33.4)	$(7.5)
Amortization of actuarial loss	(33.1)	(1.8)
Current year prior service cost	0.5	—
Amortization of prior service cost	0.7	0.1
Other	(0.6)	—

	$(65.9)	(9.2)

        The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit expense in 2008 are as follows:

	Domestic plans	Foreign plans
Net actuarial loss	$23.2	$1.3
Net prior service credit	(0.7)	(0.1)

	$22.5	$1.2

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans are as follows:

	Year Ended December 31,
	2007	2006	2005
Domestic Pension Plans
Weighted average actuarial assumptions used in determining net periodic pension expense:
Discount rate	6.00%	5.75%	6.00%
Rate of increase in compensation levels	4.25%	4.25%	4.25%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Weighted average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	6.59%	6.00%	5.75%
Rate of increase in compensation levels	4.25%	4.25%	4.25%
Foreign Pension Plans
Weighted average actuarial assumptions used in determining net periodic pension expense:
Discount rate	4.94%	4.74%	5.56%
Rate of increase in compensation levels	3.86%	3.69%	3.77%
Expected long-term rate of return on assets	7.26%	6.84%	8.00%
Weighted average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.72%	4.94%	4.74%
Rate of increase in compensation levels	4.24%	3.86%	3.77%

        It is our policy to review the pension assumptions annually. Pension income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (i) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans; (ii) The discount rate is determined by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date; and (iii) The rate of increase in compensation levels is established based on management's expectations of current and foreseeable future increases in compensation. In addition, management also considers advice from independent actuaries.

Postretirement Benefit Plans

        Employer Contributions And Future Benefit Payments — Our postretirement medical plans are non-funded and have no plan assets, but are instead funded by us on a pay as you go basis in the form of direct benefit payments. In 2007, we made benefit payments of $19.6 (net of federal subsidies of $1.9) to our postretirement benefit plans. Following is a summary, as of December 31, 2007, of the estimated future benefit payments and expected federal subsidies for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments and federal subsidies are estimated based on the same assumptions used at December 31, 2007 to measure our obligations and include benefits attributable to estimated future employee service.

	Postretirement Payments	Postretirement Subsidies
2008	$20.3	$2.2
2009	20.1	2.2
2010	19.8	2.3
2011	19.4	2.3
2012	18.8	2.3
Subsequent five years	80.9	10.5

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        Obligations and Funded Status — The following tables show the postretirement plans' funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2007	2006
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$179.8	$184.8
Service cost	0.2	0.2
Interest cost	10.3	10.2
Actuarial (gain) loss	(7.5)	5.1
Benefits paid	(19.6)	(20.5)

Projected benefit obligation — end of year	$163.2	$179.8

Funded status at year-end	$(163.2)	$(179.8)
Amounts recognized in the balance sheet consist of:
Accrued expenses	$(18.1)	$(18.9)
Other long-term liabilities	(145.1)	(160.9)

Net amount recognized	$(163.2)	$(179.8)

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax) consist of:
Net actuarial loss	$51.7	$63.9
Net prior service credit	(7.6)	(8.9)

Total accumulated comprehensive loss (pre-tax)	$44.1	$55.0

        The net periodic postretirement benefit expense included the following components:

	Year Ended December 31,
	2007	2006	2005
Service cost	$0.2	$0.2	$0.1
Interest cost	10.3	10.2	10.4
Amortization of unrecognized loss	4.8	4.5	3.2
Amortization of unrecognized prior service cost	(1.3)	(1.3)	(1.3)

Net periodic postretirement expense	$14.0	$13.6	$12.4

        Other changes in benefit obligations recognized in other comprehensive income (loss) in 2007 were as follows:

Current year actuarial gain	$(7.4)
Amortization of actuarial loss	(4.7)
Amortization of prior service cost	1.3

$(10.8)

        The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit expense in 2008 include net actuarial losses of $3.6 and prior service credits of $1.3.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        Actuarial assumptions used in accounting for our domestic postretirement plans are as follows:

	Year Ended December 31,
	2007	2006	2005
Assumed health care cost trend rates:
Heath care cost trend rate for next year	9.3%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2014	2013
Discount rate used in determining net periodic postretirement benefit expense	6.00%	5.75%	6.00%
Discount rate used in determining net year-end postretirement benefit obligation	6.32%	6.00%	5.75%

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

        Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest costs	$0.6	$(0.6)
Effect on postretirement benefit obligation	$10.1	$(9.2)

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

        Under the Plan, we contributed 0.216, 0.326 and 0.410 shares of our common stock to employee accounts in 2007, 2006 and 2005, respectively. Compensation expense is recorded based upon the market value of shares as the shares are contributed to employee accounts. We recorded $17.7 in 2007, $17.5 in 2006 and $17.9 in 2005 as compensation expense related to the matching contribution.

        Certain hourly and collectively bargained employees participate in other defined contribution retirement plans maintained pursuant to Section 401(k) of the U.S. Internal Revenue Code. These plans do not match employees' contributions in shares of company common stock, although company common stock is offered as an investment option under these plans.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

(11)    Income Taxes

        Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
Income before income taxes:
Income from continuing operations:
United States	$253.6	$177.9	$60.0
Foreign	136.2	105.6	46.1

	$389.8	$283.5	$106.1

Provision for (benefit from) income taxes:
Current:
United States	$46.8	$54.4	$89.1
Foreign	52.2	(2.0)	19.9

Total current	99.0	52.4	109.0

Deferred and other:
United States	(10.7)	(31.6)	(36.5)
Foreign	1.2	37.0	(1.1)

Total deferred and other	(9.5)	5.4	(37.6)

Total provision	$89.5	$57.8	$71.4

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	0.6	(1.4)	(6.9)
U.S. credits and exemptions	(1.7)	(2.3)	(4.3)
Taxes on foreign source income	(9.6)	(4.3)	5.4
Repatriation	—	(0.7)	43.7
Audit settlements with taxing authorities	(4.5)	(12.5)	(14.1)
Adjustments to tax contingencies, net	2.5	7.2	2.9
Non-deductible compensation	0.6	0.6	5.3
Other	0.1	(1.2)	0.3

	23.0%	20.4%	67.3%

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2007	2006
Deferred tax assets:
Working capital accruals	$46.2	$40.4
Legal, environmental and self-insurance accruals	56.9	65.7
Restructuring	3.3	4.5
Pension, other postretirement and postemployment benefits	102.3	127.0
NOL and credit carryforwards	196.6	154.6
Payroll and compensation	29.9	30.6
Other	47.4	10.6

Total deferred tax assets	482.6	433.4
Valuation allowance	(182.4)	(129.5)

Net deferred tax assets	300.2	303.9

Deferred tax liabilities:
Accelerated depreciation	25.9	26.1
Basis difference in affiliates	18.2	13.8
Intangibles recorded in acquisitions	264.9	156.2
Other	38.5	67.3

Total deferred tax liabilities	347.5	263.4

	$(47.3)	$40.5

General Matters

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, incorporating the results of local, state, federal and foreign tax audits in our estimates and judgments.

        We had available net operating loss deductions and tax credit carryforwards totaling approximately $1,004.9 at December 31, 2007. Approximately $376.8 of these carryforwards were for numerous state jurisdictions and approximately $466.5 were for various foreign jurisdictions, while the remainder represent Federal tax credits. Of these amounts, approximately $12.7 expire in 2008 and $564.5 expire at various times between 2009 and 2027. The remaining carryforwards have no expiration date.

        Realization of deferred tax assets associated with the net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the appropriate tax jurisdiction. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards will expire unused and, accordingly, have established a valuation allowance against the deferred tax assets associated with these carryforwards. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $52.9 in 2007 and $59.8 in 2006.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years may be greater than amounts paid in past years.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

Undistributed International Earnings

        During 2006, we completed our plan to repatriate earnings of certain foreign subsidiaries and recognized an income tax benefit of $2.0.

        During 2005, we repatriated foreign earnings and capital of $65.0. In addition, we concluded, during the fourth quarter of 2005, that we would repatriate approximately $154.0 of foreign earnings and capital in 2006. For the year ended December 31, 2005, we provided $44.5 of income taxes relating to foreign earnings we repatriated or planned to repatriate.

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

        In 1997, we, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and self-insurance liabilities associated with existing retiree medical, workers compensation, and key manager life insurance programs to a fully consolidated risk management company ("RMC") in exchange for stock representing a minority interest in the RMC. Subsequently, we sold the minority interest in the RMC to a third-party investor at fair market value, which resulted in a capital loss of $73.7 for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received on the sale of the stock. In 2004, the Internal Revenue Service ("IRS") issued an examination report disallowing the capital loss. We protested the disallowance to the Appeals Office of the IRS in June 2004.

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

        On September 4, 2007, we reached an agreement with the IRS regarding the matters noted above for the years 1995 through 2002 after the agreement was approved by the Joint Committee on Taxation of the U.S. Congress. In connection with the resolution of these examinations, we reduced our liability for uncertain tax positions (including interest) by $124.4. Of the $124.4 reduction in our liability for uncertain tax positions, $35.6 represents an amount accrued in excess of our final settlement (including tax, interest and penalties). The $35.6 favorable adjustment is comprised of a continuing operations tax benefit of $16.8 and a decrease in goodwill of $18.8. The advanced payments made in December 2006 and January 2007 resulted in an overpayment of federal income taxes, which has been applied against current year's Federal income tax liability.

        The IRS currently is performing an audit of our 2003 through 2005 Federal income tax returns. At this stage, the outcome of the audit is uncertain; however, we believe that any contingencies are adequately provided for.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        State income tax returns generally are subject to examination for a period of three to five years after filing of the respective tax return. The impact on such tax returns of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

        We have various foreign income tax returns in the process of examination. Currently, there are audits underway by Canadian tax authorities related to our 2001 to 2006 tax returns. The German tax authorities have commenced audits of certain income tax returns related to the 2000 to 2005 tax years.

        An unfavorable resolution could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As audits and examinations are still in process or we have not reached the final stages of the appeals process for any of the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

        Upon the conclusion of our disposition activities discussed in Note 4 to these consolidated financial statements, we may recognize an additional income tax provision or benefit.

        During 2007, we recorded an income tax benefit of $11.5 associated with a reduction in the statutory tax rates in Germany and the United Kingdom. In addition, we recorded an aggregate income tax benefit of $15.9 in 2007 associated with the settlement of various state matters and certain matters in the United Kingdom, an expected refund in China related to an earnings reinvestment plan, and the reversal of income taxes that were provided prior to 2007.

        As a result of the IRS examination report covering our 1998 to 2002 income tax returns, we considered the uncertainties resolved and reduced our income tax liabilities during 2006 by $42.3. Our effective tax rate for 2006 of 20.4% includes an income tax benefit of $34.7 associated with these matters. The remainder of the $42.3 was recognized as an income tax benefit within discontinued operations ($2.9) and as a reduction of goodwill ($4.7). In addition, during 2006, we reduced our income tax provision by $8.3 as a result of the settlement of certain matters relating to various state income tax returns.

        During 2005, we reduced our income tax provision by $15.1 and goodwill by $41.0 relating to the closure of certain matters with both domestic and international taxing authorities. In addition, taxes associated with discontinued operations were reduced by $1.6 in 2005.

FIN 48

        As disclosed in Note 3, effective January 1, 2007 we adopted the provisions of FIN 48. As a result of such adoption, we recognized a decrease of $52.5 to our liability for unrecognized tax benefits, with a corresponding increase to retained earnings. As of December 31, 2007, we had gross unrecognized tax benefits of $120.1 (net unrecognized tax benefits of $98.1), of which $64.2, if recognized, would impact our effective tax rate from continuing operations.

        We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of January 1, 2007, gross accrued interest, excluded from the amounts above, totaled $78.0 (net accrued interest of $48.2), while the related amount as of December 31, 2007 was $23.0 (net accrued interest of $14.9). There were no penalties recorded as of January 1, 2007 or during the year ended December 31, 2007.

        Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $12.0.

        The following is a reconciliation of the total amounts of unrecognized tax benefits for the year:

Unrecognized tax benefit — opening balance	$204.3
Gross increases — tax positions in prior period	4.1
Gross decreases — tax positions in prior period	—
Gross increases — tax positions in current period	15.0
Settlements	(101.1)
Lapse of statute of limitations	(2.2)

Unrecognized tax benefit — ending balance	$120.1

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

(12)    Indebtedness

        The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2007.

	December 31, 2006	Borrowings	Repayments	Other(4)	December 31, 2007
Term loan(1)	$735.0	$750.0	$(735.0)	$—	$750.0
Domestic revolving loan facility(1)	—	757.0	(642.0)	—	115.0
Global revolving loan facility(1)	82.8	99.3	(183.6)	1.5	—
7.625% senior notes	—	500.0	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement(2)	1.0	586.0	(517.0)	—	70.0
Other indebtedness(3)	95.5	—	(21.9)	17.0	90.6

Total debt	963.8	$2,692.3	$(2,099.5)	$18.5	1,575.1

Less: short-term debt	168.0				255.4
Less: current maturities of long-term debt	42.3				79.0

Total long-term debt	$753.5				$1,240.7

(1)
The borrowings and repayments that occurred on September 21, 2007 as a result of our entering into new senior credit facilities and simultaneously terminating our then-existing senior credit facilities were as follows:
•
Term loan (borrowings — $750.0 and repayments — $716.2)
•
Domestic revolving loan facility (borrowings — $180.0 and repayments — $210.0)
•
Global revolving loan facility (borrowings — $99.3 and repayments — $49.0)
(2)
Under this arrangement, we can borrow, on a continuous basis, up to $130.0.
(3)
Includes aggregate balances under extended accounts payable programs and a purchase card program of $58.2 and $60.0 at December 31, 2007 and December 31, 2006, respectively.
(4)
"Other" includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

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

        In connection with the termination of our then-existing senior credit facilities, we incurred $3.3 of costs, including $2.3 for the write-off of deferred financing costs, $0.2 for an early termination fee and $0.8 for costs associated with the early termination of our then-existing interest rate protection agreements (see Note 13).

        The weighted average interest rate of our outstanding borrowings under the new senior credit facilities was 6.3% at December 31, 2007.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

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

        The interest rates applicable to loans under our new senior credit facilities are, at our option, equal to either an alternate base rate (the higher of (a) the federal funds effective rate plus 0.5% and (b) the prime rate of Bank of America) or a reserve adjusted LIBOR rate for dollars (Eurodollar) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (net of cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended on such date). We may elect interest periods of one, two, three or six months for Eurodollar borrowings. The fees charged and the interest rate margins applicable to Eurodollar and base rate loans are (all on a per annum basis) as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee	Foreign Credit Instrument Fee	LIBOR Rate Loans	ABR Loans
Greater than or equal to 3.00 to 1.0	0.35%	0.35%	1.75%	0.35%	1.3125%	1.75%	0.75%
Between 2.00 to 1.0 and 3.00 to 1.0	0.30%	0.30%	1.50%	0.30%	1.125%	1.50%	0.50%
Between 1.50 to 1.0 and 2.00 to 1.0	0.25%	0.25%	1.25%	0.25%	0.9375%	1.25%	0.25%
Between 1.00 to 1.0 and 1.50 to 1.0	0.20%	0.20%	1.00%	0.20%	0.75%	1.00%	0.00%
Less than 1.00 to 1.0	0.175%	0.175%	0.875%	0.175%	0.65625%	0.875%	0.00%

        The term loan is repayable in quarterly installments of $18.75 for each quarter ending March 31, 2008 through September 30, 2011, and $112.5 for the quarters ending December 31, 2011 through June 30, 2012, with the balance due in September 2012.

        Our new senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of property in excess of specified values (other than in the ordinary course of business and subject to other exceptions) by us or our subsidiaries. Mandatory prepayments will be applied first to prepay the term loan and then to repay amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility or the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.

        We may voluntarily prepay loans under our new senior credit facilities, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders' breakage costs in the case of a prepayment of Eurodollar rate borrowings other than on the last day of the relevant interest period.

        Indebtedness under our new senior credit facilities is guaranteed by:

  •
  Each existing and subsequently acquired or organized domestic material subsidiary with specified exceptions; and

  •
  Us with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility and the foreign credit instrument facility.

        Indebtedness under our new senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) and 65% of the capital stock of our material first tier foreign subsidiaries. If our corporate credit rating is "Ba2" or less by Moody's and "BB" or less by S&P, then we and our domestic

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all our and their assets.

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

        During 2005, in connection with the repayment of $1,073.4 on the term loans of our then-existing senior credit facilities, we recorded charges of $29.6 associated with the write-off of deferred financing costs and the termination of the remaining interest rate protection agreements related to the term loans, with $28.2 recorded to "Loss on early extinguishment of debt" and the remainder to "Income (loss) from discontinued operations."

        At December 31, 2007, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.

Senior Notes

        In December 2007, we issued in a private placement $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in 2014. We used the net proceeds from the offering for general corporate purposes, including the financing of our acquisition of APV (see Note 4). The interest payment dates for these notes are June 15 and December 15 of each year, commencing on June 15, 2008. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2010 we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 107.625%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. At December 31, 2007, we were in compliance with all covenant provisions of these senior notes. We have agreed to conduct a registered exchange offer for the notes and will use commercially reasonable efforts to exchange the notes for a new issue of identical debt securities and file under certain circumstances a shelf registration statement to cover resales of the notes and to cause the registration statement to be declared effective by the SEC. If we fail to satisfy these obligations, within 150 days from February 28, 2009, we have agreed to pay additional interest to holders of the notes under certain circumstances.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. The interest payment dates for these notes are June 15 and December 15 of each year. In December 2002, we issued $500.0 of callable 7.50% senior notes that mature on January 1, 2013. The interest payment dates for these notes are January 1 and July 1 of each year. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our new senior credit facilities.

        During the first quarter of 2005, we completed cash tender offers for $668.2, or 93%, of the then outstanding principal amount of our 7.50% and 6.25% senior notes. The amount of the notes tendered exceeded the requisite consent thresholds for removing substantially all of the restrictive covenants and certain of the default provisions contained in the indenture governing the senior notes. Additionally, during the second and third quarter of 2005, we redeemed $3.4 of the senior notes. In connection with these redemptions, we recorded charges of $85.4 to "Loss on early extinguishment of debt" associated with premiums and fees paid to redeem the notes and the write-off of deferred financing costs related to the notes.

Other Borrowings

        In February 2006, all but $0.2 of the then remaining Liquid Yield Option Notes ("LYONs") were put to us and settled in cash for $660.2, their accreted value on such date. We financed this redemption and the related tax recapture with amounts borrowed against our $750.0 delayed draw term loan under our then-existing senior credit facilities. In June 2006, we repurchased the remaining LYONs.

        Some of our businesses participate in extended accounts payable programs through agreements with lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of December 31, 2007 and 2006, the participating businesses had $12.8 and $14.2, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of December 31, 2007 and 2006, the participating businesses had $45.4 and $45.8, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Other Financing Activities

        We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. We had $70.0 and $1.0 outstanding under this financing agreement at December 31, 2007 and 2006, respectively.

(13)    Financial Instruments

Interest Rate Swaps

        We maintain interest rate protection agreements ("swaps") to hedge the potential impact of increases in interest rates on our variable rate term loan. We designate and account for these swaps as cash flow hedges. In connection with the September 21, 2007 refinancing of our senior credit facilities (see Note 12), we terminated all our existing swaps and entered into new swaps with a notional amount of $600.0. These new swaps have maturities through September 2012 and effectively convert $600.0 of our borrowings under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the new term loan. As of December 31, 2007, the aggregate notional amount of the swaps was $600.0.

        In connection with the termination of our previously held swaps on September 21, 2007, we made a net cash payment of $0.4. In addition, we reclassified $0.8 from accumulated other comprehensive income (loss) to"Loss on early extinguishment of debt".

        As of December 31, 2007 and 2006, we recorded an unrealized loss, net of tax, of $9.1 and an unrealized gain, net of tax, of $2.6, respectively to accumulated other comprehensive income (loss). In addition, as of December 31, 2007 and 2006, we recorded a long-term liability of $14.8 and a long-term asset of $4.2, respectively, to recognize the fair value of our swaps.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        During the first quarter of 2005, we terminated all of our then-existing swaps for an aggregate cash payment of $13.3. In addition, we reclassified $15.8 from accumulated other comprehensive income (loss) to "Loss on early extinguishment of debt."

Currency Forward Contracts

        We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound and Chinese Yuan.

        We have entered into foreign currency protection agreements ("FX forward contracts") to manage the exposure on forecasted transactions denominated in foreign currencies. Some of the underlying transactions contain embedded derivatives, as the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. The changes in the fair value of these FX forward contracts and embedded derivatives are recorded in "Other income (expense)" in the period of change. The net impact of the changes in fair values of these derivatives was not material to our consolidated financial statements during 2007, 2006 and 2005.

        We had foreign currency forward contracts with an aggregate notional amount of $81.3 outstanding as of December 31, 2007, with scheduled maturities of $73.2, $7.5 and $0.6 in 2008, 2009 and 2010, respectively. The net fair values of our open contracts were $0.1 (recorded as a current liability) and $1.4 (recorded as a current asset) as of December 31, 2007 and 2006, respectively. The fair values of the associated embedded derivatives were $0.8 and $2.8 recorded as a current liability as of December 31, 2007 and 2006, respectively.

Other Derivative Instruments

        From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for such transactions as cash flow hedges. As of December 31, 2007 and 2006, the unrealized loss, net of tax, recorded in accumulated other comprehensive income (loss) was $0.6 and $0.4, respectively. We expect to reclassify the 2007 unrealized loss to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair values of these contracts were $0.7 and $1.1 (recorded as a current liability) as of December 31, 2007 and 2006, respectively. The amount of gain (loss) recognized during the years ended December 31, 2007, 2006 and 2005 related to the ineffectiveness of the hedges was not material.

Other Fair Value Financial Assets and Liabilities

        The carrying amount of cash and equivalents and receivables reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

        The fair value of our debt instruments, based on borrowing rates available to us at each year-end for similar debt, is not materially different than their carrying values.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable, and interest rate, foreign currency, and commodity protection agreements.

        Cash and temporary investments and our interest rate, foreign currency and commodity protection agreements are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

        Concentrations of credit risk arising from trade accounts receivable are due to selling to a large number of customers in a particular industry. We perform ongoing credit evaluations of our customers' financial conditions and obtain collateral or other security when appropriate. No one customer or group of customers that to our knowledge, are under common control accounted for more than 10% of our revenues for all periods presented.

        We are exposed to credit losses in the event of nonperformance by counter parties to our interest rate, foreign currency protection agreements and foreign commodity contracts, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counter parties will be able to fully satisfy their obligations under the contracts. We do not obtain

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counter parties.

(14)    Commitments, Contingent Liabilities and Other Matters

Leases

        We lease certain manufacturing facilities, offices, sales and service locations, machinery and equipment, vehicles and office equipment under various leasing programs accounted for as operating leases. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2008	$41.2
2009	30.7
2010	18.7
2011	16.0
2012	20.4
Thereafter	36.7

Total minimum payments	$163.7

        Total operating lease expense was $46.7 in 2007, $40.1 in 2006 and $33.1 in 2005. Capital leases were not material to any of the periods presented.

General

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits, and contract, intellectual property, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers' compensation, etc.), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $359.1 (including $268.8 for risk management matters) and $367.8 (including $260.3 for risk management matters) at December 31, 2007 and 2006, respectively. Of these amounts, $270.5 and $262.8 are included in "Other long-term liabilities" within our consolidated balance sheets at December 31, 2007 and 2006, respectively, with the remainder included in "Accrued expenses."

Litigation Matters

        On June 8, 2006, we reached a settlement with VSI Holdings, Inc. ("VSI") resolving litigation relating to a merger agreement with VSI that we terminated. Under the terms of the settlement, the lawsuit was dismissed with prejudice, neither party admitted any liability or wrongdoing, and we made a payment in the amount of $20.0 to VSI. The charge associated with this payment was recorded in 2006 and has been included in "Other expense, net" within our 2006 consolidated statement of operations.

        On April 13, 2007, we reached a settlement, with court approval, of a class action lawsuit by purchasers of our common stock alleging violations of the Securities Exchange Act of 1934 and a related ERISA class action lawsuit filed on behalf of participants in our employee benefit plans alleging breaches of the Employee Retirement Income Security Act of 1974. Under the terms of the settlement, both class action lawsuits were dismissed with prejudice and our aggregate net settlement

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

payment, after reimbursement by our insurer, was $5.1, which we paid into the settlement fund in May 2007. During 2006, we recorded a charge to selling, general and administrative expense of $4.1 associated with the settlement.

        In October of 2004, one of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., was notified that it was the subject of an investigation by the Milan Public Prosecutor's Office. The investigation related to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. On August 24, 2006, the Public Prosecutor served on SPX Cooling Technologies Italia, S.p.A., a Notice of End of the Preliminary Investigations. This Notice, which also identified numerous other individual and corporate defendants, sets forth an allegation that SPX Cooling Technologies Italia, S.p.A. is responsible under Italian Legislative Decree No. 231 for failing to adopt and effectively implement a proper organization and management model suitable for the prevention of alleged acts of bribery by the former general manager of Hamon-Research Cottrell Italia, S.p.A. and the former director of Marley Cooling Tower Europe, S.p.A. Our subsidiary has previously taken actions to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling equipment business, and is evaluating these charges and potential defenses in advance of a preliminary hearing. Following the assertion of preliminary defenses by SPX Cooling Technologies Italia S.p.A., the Public Prosecutor discharged our subsidiary from any responsibilities under such Italian Legislative Decree for several alleged acts of bribery. Such discharge by the Public Prosecutor is subject to challenge by third parties having a lawful interest therein within six months after the filing of the discharge. In addition, following discussions between our subsidiary and the Public Prosecutor regarding a potential plea-agreement with respect to the remaining alleged acts of bribery, our subsidiary submitted a request for a plea-agreement to which the Public Prosecutor consented. The Judge responsible for this matter conducted a hearing to consider the proposed plea-agreement on February 26, 2008 and has scheduled a further hearing to issue a decision on March 28, 2008. We do not believe that the outcome of these proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Environmental Matters

        Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violation that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 62 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, there can be no assurance that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

        In the case of contamination at offsite, third party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 30 sites at which the liability has not been settled, and only 12 of which have been active in the past few years. These laws may impose liability on certain

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a "de minimis" potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is immaterial.

        We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental problem is identified we estimate the cost and either establish a reserve, purchase insurance or obtain an indemnity from a financially sound seller. However, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We account for these assumed liabilities in accordance with SFAS No. 5 "Accounting for Contingencies" and Statement of Position 96-1, "Environmental Remediation Liabilities" and, therefore, record the liability when it is both probable and the amount can be reasonably estimated. Due to the uncertainties previously described, we are unable to reasonably estimate the amount of possible additional losses associated with the resolution of these matters beyond what has been previously recorded.

        In our opinion, after considering accruals established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows.

Risk Management Matters

        We are self-insured for certain of our workers' compensation, product and general liability, automobile costs, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by management, are based on claims filed and estimates of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts.

Consortium Arrangements

        We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work. The use of a consortium arrangement typically results in joint and several liability to the customer for the consortium members, however, our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project. If responsibility cannot be determined or a consortium member defaults, then the remaining consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of December 31, 2007, our share of the aggregate contract value on open consortium arrangements was $192.6 (of which approximately 69% has been recognized thus far as revenue), whereas the aggregate contract value on open consortium arrangements was $529.0.

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

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        As of December 31, 2007, we had amounts due to our former Chairman, Chief Executive Officer and President under a separation agreement associated with his retirement and resignation in December 2004, of approximately $8.0. Such amount is payable in 2008.

(15)  Shareholders' Equity and Stock-Based Compensation

Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Income from continuing operations for calculating basic earnings per share	$300.3	$225.7	$34.7
Interest on convertible LYONs, net of tax	—	1.1	—

Income from continuing operations for calculating diluted earnings per share	$300.3	$226.8	$34.7

Net income for calculating basic earnings per share	$294.2	$170.7	$1,090.0
Interest on convertible LYONs, net of tax	—	1.1	—

Net income for calculating diluted earnings per share	$294.2	$171.8	$1,090.0

Denominator:
Weighted average number of common shares used in basic earnings per share	54.842	58.254	71.084
Dilutive Securities — Employee stock options, restricted stock and restricted stock units	1.465	1.499	1.108
Conversion of convertible LYONs	—	0.971	—

Weighted average number of common shares and dilutive securities used in diluted earnings per share	56.307	60.724	72.192

        The total number of stock options that were not included in the computation of dilutive earnings per share because their exercise price was greater than the average market price of common shares was 0.7, 2.5 and 9.5 at December 31, 2007, 2006 and 2005, respectively.

        The impact of the inclusion of the convertible LYONs was a reduction in both income from continuing operations per share and net income per share of $0.04 and $0.03, respectively, for 2006. For the year ended December 31, 2005 the impact of the inclusion of the LYONs was anti-dilutive.

Accumulated Other Comprehensive Income (Loss)

        The components of the balance sheet caption accumulated other comprehensive income (loss) are as follows:

	December 31, 2007	December 31, 2006
Foreign currency translation adjustment	$298.4	$207.9
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax expense (benefit) of $(6.0) and $1.4, respectively	(9.7)	2.2
Pension liability adjustment, net of tax benefit of $150.9 and $186.4, respectively	(250.6)	(296.7)

Accumulated other comprehensive income (loss)	$38.1	$(86.6)

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

Common Stock and Treasury Stock

        At December 31, 2007, we had 200.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2004	88.879	(14.637)	74.242
Stock options exercised	0.858	0.205	1.063
Share repurchases	—	(13.657)	(13.657)
Restricted stock and restricted stock units	0.613	(0.109)	0.504
Other	0.411	—	0.411

Balance at December 31, 2005	90.761	(28.198)	62.563
Stock options exercised	2.335	1.678	4.013
Share repurchases	—	(8.692)	(8.692)
Restricted stock and restricted stock units	0.636	(0.069)	0.567
Other	0.315	—	0.315

Balance at December 31, 2006	94.047	(35.281)	58.766

Stock options exercised	1.899	0.388	2.287
Share repurchases	—	(9.004)	(9.004)
Restricted stock and restricted stock units	0.627	(0.105)	0.522
Other	0.221	—	0.221

Balance at December 31, 2007	96.794	(44.002)	52.792

Stock-Based Compensation

        Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 6.2 of these shares were available for grant at December 31, 2007. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or restricted stock.

        Restricted stock or restricted stock units may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants' continued employment and other plan terms and conditions, the restrictions lapse and awards vest over three years. In addition, the restrictions lapse and the awards vest in the event of retirement, death or disability. The 2004 grants vest ratably. In December 2004, the Compensation Committee of the Board of Directors announced changes to our stock based employee compensation program. Under the announced changes, company performance thresholds have been instituted for vesting of substantially all restricted stock and restricted stock units awarded in 2005 and future years. This vesting is based on SPX shareholder return versus the S&P 500 composite index. On each vesting date, we compare SPX shareholder return to the performance of the S&P 500 composite index for the prior year and for the cumulative period since the date of the grant. If SPX outperforms the S&P 500 composite index for the prior year, the one-third portion of the grant associated with that year will vest. If SPX outperforms the S&P 500 composite index for the cumulative period, any unvested portion of the grant that was subject to vesting on or prior to the vesting date will vest.

        Beginning in 2007, we granted restricted stock to non-employee directors under the 2006 Non-Employee Directors' Stock Incentive Plan (the "Directors' Plan") in lieu of granting them phantom stock shares. Under the Directors' Plan, up to 0.1 shares of our common stock may be granted to non-employee directors and 0.1 of these shares were available for grant at December 31, 2007. Restricted stock have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options, vest ratably over three years, which vesting may be subject to performance criteria, and expire no later than 10 years from the date of grant. The option price per share may be no less than the fair market value of our common stock on the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired. Any future issuances of options under the plan will not have a reload feature, pursuant to the terms of the plan.

        On January 1, 2006, we adopted SFAS No. 123(R), which requires the recognition of compensation expense for share-based awards, including stock options, based on their grant date fair values. In addition, SFAS No. 123(R) specifies that an award is vested when the employee's retention of the award is no longer contingent on providing subsequent service (the "non-substantive vesting period approach"). We adopted SFAS No. 123(R), using the modified-prospective method. Under that method, compensation cost recognized for the years ended December 31, 2007 and 2006 includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), and (c) compensation cost related to the non-substantive vesting period approach for all applicable share-based awards granted subsequent to January 1, 2006. Results for the year ended December 31, 2005 have not been restated. In accordance with SFAS No. 123(R), total stock option expense was $0.2 and $0.9 for the years ended December 31, 2007 and 2006, respectively. We also recorded compensation expense related to restricted stock and restricted stock units of $41.2, $36.7 and $28.3 for the years ended December 31, 2007, 2006 and 2005, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Historically, our option grants were generally made during the first week of the year. There were no option grants in 2007, 2006 and 2005.

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

	Annual expected stock price volatility	Annual expected dividend yield	Risk free interest rate	Correlation between total shareholder return for SPX and S&P 500 Composite Index
January 3, 2007:
SPX Corporation	29.00%	1.63%	4.63%	0.4225
S&P 500 Composite Index	10.50%	n/a	4.63%
January 3, 2006:
SPX Corporation	36.33%	2.18%	4.37%	0.4000
S&P 500 Composite Index	17.70%	n/a	4.37%

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

        Annual expected stock price volatility is based on the three-year historical volatility. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of grant. The risk-free interest rate reflects the 3-year daily treasury yield curve rate as of the grant date. The fair value of the restricted stock and restricted stock units is amortized over the derived service period of each award, which is up to three years.

        Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options and the vesting of restricted stock and restricted stock units as operating cash flows in our consolidated statements of cash flows. In November 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" ("FSP No. 123(R)"). We elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effect of employee stock-based compensation, and to determine the subsequent impact of the APIC pool on the statement of cash flows for the tax effects of employee stock-based compensation grants that are outstanding upon adoption of SFAS No. 123(R). During the years ended December 31, 2007 and 2006, we classified excess tax benefits of $29.0 and $12.7, respectively, as financing cash flows included in "Proceeds from the exercise of employee stock options and other" within our consolidated statements of cash flows.

        The following table illustrates the pro forma effect on net income from continuing operations and net income, in total and on a per share basis, for the year ended December 31, 2005, had the fair value recognition provisions of SFAS No. 123 been applied to stock based employee compensation:

Net income — as reported	$1,090.0
Add: Stock based employee compensation expense included in reported net income, net of related tax effect	20.3
Deduct: Total stock based employee compensation expense determined under fair value based method, net of related tax effect
Awards granted at market value	(27.4)
Awards granted above market value	—

Net income — pro forma	$1,082.9

Basic earnings per share of common stock:
Income per share — as reported	$15.33
Income per share — pro forma	$15.23
Diluted earnings per share of common stock:
Income per share — as reported	$15.10
Income per share — pro forma	$15.00
Basic earnings per share of common stock from continuing operations:
Income per share — as reported	$0.49
Income per share — pro forma	$0.39
Diluted earnings per share of common stock from continuing operations:
Income per share — as reported	$0.48
Income per share — pro forma	$0.38

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

Restricted Stock and Restricted Stock Unit Awards

        The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2005 through December 31, 2007:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant-Date Fair Value per share
Outstanding at December 31, 2005	1.576	$40.30
Granted	0.755	33.97
Vested	(0.672)	43.64
Forfeited	(0.134)	39.71

Outstanding at December 31, 2006	1.525	36.95
Granted	0.815	46.24
Vested	(0.835)	41.83
Forfeited	(0.127)	36.93

Outstanding at December 31, 2007	1.378	40.49

        Prior to our adoption of SFAS No. 123(R), we reported unearned compensation associated with restricted stock and restricted stock units as a separate component of stockholders' equity. Under SFAS No. 123(R), the related amount is no longer presented as a separate component of stockholders' equity and, therefore, has been reclassified to "Paid-in-Capital" as of January 1, 2006. As of December 31, 2007, there was $16.8 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted average period of 1.4 years.

        In conjunction with the sale of Contech in April 2007 (see Note 4), we modified the existing outstanding awards issued to certain Contech employees by removing all restrictions associated with 0.046 restricted stock units and accelerating the vesting period to the effective date of the modification. This modification resulted in 0.031 shares issued, 0.015 shares withheld related to the SPX minimum required tax withholdings and expense recorded of $1.1, net of tax, as part of the loss on disposition of discontinued operations.

        In conjunction with the sale of Dock in October 2006 (see Note 4), we modified the existing outstanding awards issued to 29 Dock employees by removing all restrictions associated with these 0.014 restricted stock units and accelerating the vesting period to the effective date of the modification. This modification resulted in 0.010 shares issued, 0.004 shares withheld related to the SPX minimum required tax withholdings and expense recorded of $0.3, net of tax, as part of the loss on disposition of discontinued operations.

        In conjunction with the sale of Vance in January 2006 (see Note 4), we modified the existing outstanding awards issued to 30 Vance employees by removing all restrictions associated with these 0.075 restricted stock units and accelerating the vesting period to the effective date of the modification. This modification resulted in 0.048 shares issued, 0.027 shares withheld related to the SPX minimum required tax withholdings and expense recorded of $1.6, net of tax, as part of the loss on disposition of discontinued operations.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

Stock Options

        The following table shows stock option activity from December 31, 2004 through December 31, 2007:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2004	14.541	$66.42
Granted	—	—
Exercised	(1.063)	36.01
Terminated	(0.513)	62.29

Options outstanding at December 31, 2005	12.965	$69.07
Granted	—	—
Exercised	(4.013)	43.89
Terminated	(4.116)	103.12

Options outstanding at December 31, 2006	4.836	$60.97
Granted
Exercised	(2.287)	54.41
Terminated	(0.175)	67.65

Options outstanding at December 31, 2007	2.374	$66.80
Exercisable at December 31, 2007	2.374	$66.80
Exercisable at December 31, 2006	4.836	$60.97
Exercisable at December 31, 2005	12.506	$70.19

        The weighted average remaining term, in years, of options outstanding and exercisable at December 31, 2007 was 2.6. Aggregate intrinsic value (market value of stock less option exercise price) represents the total pretax intrinsic value, based on our closing stock price on December 31, 2007, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and the options exercisable at December 31, 2007 was $85.6. The total number of in-the-money options exercisable on December 31, 2007 was approximately 2.366. The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $65.4, $43.1 and $10.6, respectively.

Treasury Stock

        In 2007, we repurchased 9.0 shares (of which 7.3 were associated with written trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended) of our common stock on the open market, for a total cash consideration of $715.9. The covenants under our senior credit facilities contain certain restrictions on the payment of dividends and the repurchase of our common stock. See Note 12 for discussion of our ability to repurchase shares under our current senior credit facilities.

Preferred Stock

        None of our 3.0 shares of authorized and no par value preferred stock was outstanding at December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

(16)    Quarterly Results (Unaudited)

	First(5)(6)		Second(5)(6)		Third(5)(6)		Fourth(6)
	2007	2006	2007	2006	2007	2006	2007	2006
Operating revenues(1)	$1,033.2	$922.3	$1,226.6	$1,009.0	$1,207.9	$1,016.7	$1,354.6	$1,219.6
Gross profit(1)(2)	285.6	243.7	335.3	284.2	357.3	296.8	414.9	344.7
Income from continuing operations(2)(3)	32.9	23.9	71.9	64.1	96.6	50.8	98.9	86.9
Income (loss) from discontinued operations, net of tax(4)	(3.7)	(2.2)	(8.0)	46.2	(3.7)	(98.9)	9.3	(0.1)

Net income (loss)	$29.2	$21.7	$63.9	$110.3	$92.9	$(48.1)	$108.2	$86.8

Basic earnings (loss) per share of common stock:
Continuing operations	$0.56	$0.40	$1.28	$1.09	$1.82	$0.89	$1.90	$1.51
Discontinued operations, net of tax	(0.06)	(0.04)	(0.14)	0.79	(0.07)	(1.74)	0.18	—

Net income (loss)	$0.50	$0.36	$1.14	$1.88	$1.75	$(0.85)	$2.08	$1.51

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.55	$0.38	$1.26	$1.06	$1.77	$0.87	$1.85	$1.47
Discontinued operations, net of tax	(0.06)	(0.03)	(0.14)	0.77	(0.06)	(1.69)	0.17	—

Net income (loss)	$0.49	$0.35	$1.12	$1.83	$1.71	$(0.82)	$2.02	$1.47

Note:    The sum of the quarters' earnings per share may not equal the full year per share amounts.

(1)
An internal audit of an operation in Japan uncovered employee misconduct and improper accounting entries. Correction of these matters resulted in a charge of $7.4 during third quarter of 2007, with a reduction of $2.3 of revenues, $4.5 recorded to cost of products sold and $0.6 to selling, general and administrative expense. See Note 1 for further information.

(2)
During the first, second and fourth quarters of 2007 we recorded charges (credits) related to the settlement of a legacy product liability matter within our Industrial Products and Services segment of $3.6, $6.0 and ($1.1), respectively.

(3)
The first, second, third and fourth quarters of 2007 include charges of $0.4, $1.2, $2.5 and $3.5, respectively, associated with restructuring initiatives. The first, second, third and fourth quarters of 2006 include charges (credits) of $0.4, $1.3, $2.9 and $(0.7), respectively, associated with restructuring initiatives. See Note 6 for additional information.

We recorded charges related to legacy legal matters of $0.1, $0.1 and $4.8 during the second, third and fourth quarters of 2007, respectively.

The second quarter of 2007 includes a benefit of $5.0 within our Thermal Equipment and Services segment as a result of cost improvements associated with a state-approved environmental remediation plan at a site in California.

In the fourth quarter of 2007, we recorded an impairment charge of $4.0 associated with intangible assets held by a business within our Thermal Equipment and Services segment. See Note 8 for further discussion.

During the third and fourth quarters of 2007, in connection with the resolution of certain matters related to our Federal income tax returns for the years 1995 through 2002, we recorded income tax benefits of $11.0 and $5.8, respectively. In addition, during the third and fourth quarters of 2007, we recorded income tax benefits of $8.1 and $3.4, respectively, associated with a reduction in the statutory tax rates in Germany and the United Kingdom. Lastly, during the fourth quarter of 2007, we recorded an aggregate income tax benefit of $12.4 associated with the settlement of various state matters ($3.8), an expected refund in China related to an earnings reinvestment plan ($3.7), and the reversal of income taxes that were provided prior to 2007 ($4.9).

Notes to Consolidated Financial Statements
December 31, 2007
(All dollar and share amounts in millions, except per share data)

The second quarter of 2006 includes an income tax benefit of $34.7 associated principally with the settlement of certain matters relating to our 1998 to 2002 Federal income tax returns. See Note 11 for additional information on income tax matters.

(4)
During the first quarter of 2007, we recorded a charge of $6.6 in connection with the planned disposition of Contech. In addition, we recorded charges of $4.3, $0.1 and $2.6 during the second, third and fourth quarters of 2007 related to expenses contingent upon the consummation of the sale. The third quarter of 2006 includes a charge of $102.7 that was recorded in connection with the planned disposition of Contech.

We recognized an income tax benefit of $13.5 during the third quarter of 2007 relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily during 2005 (see Note 1 for further discussion of this matter).

During the third quarter of 2007, we committed to a plan to divest our Air Filtration business within our Flow Technology segment. As a result of this planned divestiture, we recorded a net charge of $11.0 during the third quarter, to reduce the net assets to be sold to their estimated net realizable value.

During the fourth quarter of 2007, we sold the BD Austria and Nema business units within our Thermal Equipment and Services segment resulting in a net gain (loss) of $17.2 and ($2.3), respectively.

During the second and fourth quarters of 2006, we recorded a gain (loss) associated with the disposition of Dock of $39.0 and ($10.0), respectively, with $33.2 of the net gain relating to an income tax benefit.

The fourth quarter of 2006 includes an income tax benefit of $10.9 related primarily to a reduction in income tax liabilities associated with a disposition in 2003.

(5)
Amounts presented differ from amounts previously reported in our quarterly reports on Form 10-Q due to the classification of certain of our businesses as discontinued operations in accordance with SFAS No. 144.

(6)
It is our practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2007 and one additional day in the fourth quarter of 2007 when compared to the respective 2006 periods.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

        SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2007 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2007, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

        On December 31, 2007, we completed the acquisition of APV. As permitted by the Securities and Exchange Commission, management excluded the APV business from its annual assessment of internal control over financial reporting as of December 31, 2007. Total assets of APV constituted approximately 14% of our total consolidated assets as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the internal control over financial reporting of SPX CORPORATION AND SUBSIDIARIES (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the APV operation ("APV"), which was acquired on December 31, 2007 and whose financial statements constitute 14% of consolidated total assets and no portion of consolidated revenues as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at APV. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 3, 2008 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the adoption of new accounting standards.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 3, 2008

ITEM 9B. Other Information

        Not applicable.

P A R T    I I I

ITEM 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the company.

        This information is included in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.

(b)
Executive Officers of the company.

Christopher J. Kearney, 52, was named Chairman of the Board in May 2007, and President, Chief Executive Officer and a director in December 2004. He joined SPX in February 1997 as Vice President, Secretary and General Counsel and an officer of the company. He had previously served as Senior Vice President and General Counsel of Grimes Aerospace Company.

Patrick J. O'Leary, 50, was named Executive Vice President, Treasurer and Chief Financial Officer in December 2004. He joined SPX in October 1996 as Vice President, Finance, Treasurer and Chief Financial Officer and an officer of the company. He had previously served as Chief Financial Officer and a director of Carlisle Plastics, Inc. Mr. O'Leary is a director of Pulte Homes, Inc.

Robert B. Foreman, 50, was named Executive Vice President, Human Resources and Asia in December 2005. He joined SPX Corporation in April 1999 as Vice President, Human Resources and an officer of the company. Previously he spent 14 years with PepsiCo, most recently serving as Vice President Human Resources for Frito-Lay International.

Don L. Canterna, 57, was named Segment President, Flow Technology and an officer in August 2005. He joined SPX in 2001 when SPX acquired United Dominion Industries, where he had been General Manager of Waukesha Cherry-Burrell since 1997. He was promoted to President of Waukesha Cherry-Burrell in 2001 and was named President of SPX Process Equipment in 2003 when Waukesha Cherry-Burrell, Lightnin and Bran+Luebbe were consolidated.

David A. Kowalski, 49, was named Segment President, Test and Measurement and an officer in August 2005. He joined SPX in 1999 as the Vice President and General Manager of Tools and Equipment at Service Solutions and was named President of Service Solutions in 2004. Before joining SPX he held positions with American National Can Company, J.I. Case, Picker International and Warner Swasey.

Kevin L. Lilly, 55, was named Vice President, Secretary and General Counsel in December 2005 and Senior Vice President in December 2006. Mr. Lilly joined SPX in 2003 as General Counsel for the company's publicly traded subsidiary, Inrange Technologies Corporation. After the sale of Inrange, he was Group General Counsel for the technical and industrial systems businesses and Associate General Counsel for SPX business operations. Previously, Mr. Lilly served as partner at Archer & Greiner, partner at Jamieson, Moore, Peskin & Spicer, and Staff Attorney for the United States Court of Appeals for the Seventh Circuit in Chicago.

Jim Peters, 52, was named Vice President, Operations in November 2006 and an officer of the company in December 2006. He is responsible for driving the company's operational excellence initiatives, including lean manufacturing and supply chain management. He joined SPX Contech in 1983 and prior to becoming president held a variety of positions in operations, sales and business development.

Lee Powell, 49, was named an officer in February 2008. He joined SPX in August 2005 as Segment President, Industrial Products and Services. Prior to joining SPX, he spent nine years with the Invensys PLC appliance controls group.

(c)
Section 16(a) Beneficial Ownership Reporting Compliance.

This information is included in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

(d)
Code of Ethics.

This information is included in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

(e)
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Board Committees" and is incorporated herein by reference.

ITEM 11. Executive Compensation

        This information is included in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

        This information is included in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. Certain Relationships And Related Transactions, and Director Independence

        This information is included in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees And Services

        This information is included in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the heading "Ratification of the Appointment of Independent Public Accountants" and is incorporated herein by reference.

P A R T    I V

ITEM 15. Exhibits And Financial Statement Schedules

        The following documents are filed as part of this Form 10-K:

    1.
    All financial statements. See Index to Consolidated Financial Statements on page 41 of this Form 10-K.

    2.
    Financial Statement Schedules. None required. See page 41 of this Form 10-K.

    3.
    Exhibits. See Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of March, 2008.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 4th day of March, 2008.

/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney Chairman of the Board, President and Chief Executive Officer	/s/ PATRICK J. O'LEARY Patrick J. O'Leary Executive Vice President, Treasurer and Chief Financial Officer
/s/ ALBERT A. KOCH Albert A. Koch Director	/s/ KERMIT CAMPBELL Kermit Campbell Director
/s/ SARAH R. COFFIN Sarah R. Coffin Director	/s/ J. MICHAEL FITZPATRICK J. Michael Fitzpatrick Director
/s/ EMERSON U. FULLWOOD Emerson U. Fullwood Director	/s/ MICHAEL J. MANCUSO Michael J. Mancuso Director
/s/ MICHAEL A. REILLY Michael A. Reilly Vice President, Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.		Description
2.1	—	International Share Sale Agreement dated October 28, 2004, between Bomag Holding GmbH, Bomag U.L.M. GmbH, Radiodetection Limited, SPX Corporation and Fayat SA., incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file no. 1-6948).
2.2	—	Purchase and Sale Agreement, dated November 15, 2004 by and among the Company, Edwards Systems Technology, Inc., GSBS Development Corporation, Ziton (Pty) Limited, SPX Canada Partner II Co., SPX Canada (GP), Maxivox, Inc., SPX Australia Pty. Ltd., GE and General Electric Canada, incorporated herein by reference from our Current Report on Form 8-K filed on November 18, 2004 (file no. 1-6948).
2.3	—	Purchase Agreement, dated as of January 19, 2005, by and among the Company, Kendro GP II, LLC, SPX Europe GmbH, General Signal Ireland B.V., and GSLE Development Corporation and Thermo and Thermo Electron (Oberhausen) GmbH, incorporated herein by reference from our Current Report on Form 8-K filed on January 21, 2005 (file no. 1-6948).
2.4	—	Amendment to Purchase Agreement, dated as of May 6, 2005, by and among SPX Corporation, Kendro GP II, LLC, SPX Europe GmbH, General Signal Ireland B.V., and GSLE Development Corporation and Thermo, Thermo Electron (Oberhausen) GmbH, Thermo Electron SA, and Thermo Electron Beteiligungsverwaltungs GmbH, incorporated herein by reference from our Current Report on Form 8-K/A filed on May 16, 2005 (file no. 1-6948).
3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
3.3	—	By-Laws as amended and restated effective October 24, 2007, incorporated herein by reference from our Current Report on Form 8-K filed on October 30, 2007 (file no. 1-6948).
4.1	—	Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.2	—	Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.3	—	Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.4	—	Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).
4.5	—	First Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).
4.6	—	Second Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of June 16, 2003, incorporated herein by reference from our Current Report on Form 8-K filed on June 18, 2003 (file no. 1-6948).
4.7	—	Third Supplemental Indenture, dated as of March 24, 2005, between SPX Corporation and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as trustee, incorporated herein by reference from our Current Report on Form 8-K/A filed on November 7, 2005 (file no. 1-6948).
4.8	—	Fourth Supplemental Indenture, dated as of March 24, 2005, between SPX Corporation and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as trustee, incorporated herein by reference from our Current Report on Form 8-K/A filed on November 7, 2005 (file no. 1-6948).
4.9	—	Indenture, dated as of December 13, 2007 between SPX Corporation, the Initial Subsidiary Guarantors, and U.S. Bank National Association, a national banking association, as trustee, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2007 (file no. 1-6948).
4.10	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.

4.11	—	Registration Rights Agreement, dated as of December 13, 2007, among SPX Corporation, the Guarantors, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as representatives of the initial purchasers, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2007 (file no. 1-6948).
*10.1	—	SPX Corporation Retirement Plan for Directors, as amended and restated, incorporated herein by reference from our Amendment No. 1 on Form 8 to the Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
*10.2	—	SPX Corporation Supplemental Individual Account Retirement Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).
*10.3	—	SPX Corporation Supplemental Retirement Savings Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).
*10.4	—	SPX Corporation 1997 Non-Employee Director's Compensation Plan, incorporated herein by reference from Exhibit A to the Proxy Statement contained in our Schedule 14A filed on March 25, 1997 (file no. 1-6948).
*10.5	—	Stock Option Award dated as of August 26, 1998 between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.6	—	Stock Option Award dated as of June 23, 1999 between SPX Corporation and Patrick J. O'Leary, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-6948).
*10.7	—	Form of Loan Note (Primary Residence) for certain executive officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).
*10.8	—	Amended and Restated Deferred Compensation Plan of United Dominion Industries, Inc., effective as of May 24, 2001, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).
*10.9	—	SPX Corporation 2002 Stock Compensation Plan, as amended and restated, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
*10.10	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file no. 1-6948).
*10.11	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2005 (file no. 1-6948).
*10.12	—	Amendment to the SPX Corporation 1997 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.13	—	SPX Corporation 2005 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.14	—	Employment Agreement between SPX Corporation and Christopher J. Kearney executed on February 23, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.15	—	Employment Agreement between SPX Corporation and Patrick J. O'Leary executed on February 23, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.16	—	Employment Agreement between SPX Corporation and Robert B. Foreman executed on February 23, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.17	—	SPX Corporation Retirement Health Plan for Top Management, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).

*10.18	—	Executive Change of Control Agreement between SPX Corporation and Christopher J. Kearney dated February 15, 1999, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).
*10.19	—	Executive Change of Control Agreement between SPX Corporation and Patrick J. O'Leary dated February 15, 1999, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).
*10.20	—	Executive Change of Control Agreement between SPX Corporation and Robert B. Foreman dated May 10, 1999, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (file no. 1-6948).
*10.21	—	Supplemental Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.22	—	SPX Corporation Supplemental Retirement Plan for Top Management, as amended, incorporated herein by reference from our Current Report on Form 8-K filed on May 11, 2005 (file no. 6948).
*10.23	—	SPX Corporation 2005 Executive Bonus Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005 (file no. 1-6948).
*10.24	—	Amendment to the SPX Corporation 1997 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005 (file no. 1-6948).
*10.25	—	Amendment to the SPX Corporation 2005 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005 (file no. 1-6948).
*10.26	—	Amendment to the SPX Corporation 2005 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on August 29, 2005 (file no. 1-6948).
*10.27	—	Amendment to the SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2005 (file no. 1-6948).
*10.28	—	SPX Corporation Executive Long-Term Disability Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2005 (file no. 1-6948).
10.29	—	Credit Agreement among SPX Corporation, The Bank of Nova Scotia, Bank of America, N.A., Wachovia Bank, National Association, The Bank of Nova Scotia, Deutsche Bank AG, JPMorgan Chase Bank, N.A. and the lenders party thereto, dated as of November 18, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.30	—	Employment Agreement between SPX Corporation and Don L. Canterna dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).
*10.31	—	Employment Agreement between SPX Corporation and David A. Kowalski dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).
*10.32	—	Change-of-Control Severance Agreement between SPX Corporation and Don L. Canterna dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).
*10.33	—	Change-of-Control Severance Agreement between SPX Corporation and David A. Kowalski dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).
*10.34	—	Amendments to Employment Agreements Regarding Vacation Accrual Between SPX Corporation and each of Christopher Kearney, Patrick O'Leary, Robert Foreman and Thomas Riordan dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).
*10.35	—	Amendments to Change-of-Control Severance Agreements to Conform Bonus Plan References between SPX Corporation and each of Christopher Kearney, Patrick O'Leary, Robert Foreman and Thomas Riordan dated as of December 21, 2005, incorporated herein by reference from our Current Report on Form 8-K filed on December 28, 2005 (file no. 1-6948).

*10.36	—	Employment Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006 (file no. 1-6948).
*10.37	—	Relocation Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006 (file no. 1-6948).
*10.38	—	Change-of-Control Severance Agreement between SPX Corporation and Kevin Lilly, executed on January 6, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2006 (file no. 1-6948).
*10.39	—	Amendments to Employment Agreements regarding Retiree Medical Benefits between SPX Corporation and each of Christopher Kearney, Patrick O'Leary, Robert Foreman and Thomas Riordan, dated as of February 2, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on February 6, 2006 (file no. 1-6948).
*10.40	—	Amendments to Employment Agreements regarding Retiree Medical Benefits between SPX Corporation and each of Don Canterna and David Kowalski, dated as of February 2, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on February 6, 2006 (file no. 1-6948).
*10.41	—	Amendment to SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).
*10.42	—	SPX 2006 Executive Bonus Plan, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).
*10.43	—	Amendment to Restricted Stock Agreement Regarding Performance Measurement Periods, dated as of February 24, 2006, between the Company and each of Christopher Kearney, Patrick O'Leary, Robert Foreman, Thomas Riordan, Kevin Lilly, Don Canterna and David Kowalski, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).
*10.44	—	Amendment to SPX Corporation 2005 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).
*10.45	—	Amendment to SPX Corporation 2002 Stock Option Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (file no. 1-6948).
*10.46	—	Form of Restricted Stock Unit Agreements Under the 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (file no. 1-6948).
*10.47	—	Employment Agreement between SPX Corporation and Sharon Jenkins, executed on October 3, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).
*10.48	—	Relocation Agreement between SPX Corporation and Sharon Jenkins, executed on October 3, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).
*10.49	—	Change-of-Control Severance Agreement between SPX Corporation and Sharon Jenkins, executed on October 3, 2006, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).
*10.50	—	Employment Agreement between SPX Corporation and James Peters, executed on February 22, 2007, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2006 (file no. 1-6948).
*10.51	—	Change-of-Control Severance Agreement between SPX Corporation and James Peters, executed on January 22, 2007, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2006 (file no. 1-6948).
*10.52	—	Amendment to SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2006 (file no. 1-6948).
*10.53	—	Form SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).

*10.54	—	2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.55	—	Executive Annual Incentive Plan, incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.56	—	2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 13, 2006 (file no. 1-6948).
*10.57	—	Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2006 (file no. 1-6948).
*10.58	—	Amendment to the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (file no. 1-6948).
*10.59	—	Amendment to the SPX Corporation 1997 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K filed on March 1, 2007 (file no. 1-6948).
10.60	—	Credit Agreement, dated as of September 21, 2007, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, The Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Current Report on Form 8-K filed on September 27, 2007 (file no. 1-6948).
*10.61	—	Form of Restricted Stock Agreement under the 2002 Stock Compensation Plan.
*10.62	—	Separation Agreement with Sharon Jenkins, dated November 30, 2007.
*10.63	—	Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan.
11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations on page 43 of this Form 10-K.
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
23.2	—	Consent of Independent Registered Public Accounting Firm — KPMG LLP
24.1	—	Power of Attorney (included on signature page).
31.1	—	Rule 13a-14(a) Certifications.
32.1	—	Section 1350 Certifications.
99.1	—	Report of Independent Registered Public Accounting Firm — KPMG LLP

*
Denotes management contract or compensatory plan or arrangement.

QuickLinks

P A R T I
ITEM 1. Business
Segments
ITEM 1A. Risk Factors
ITEM 1B. Unresolved Staff Comments
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission Of Matters To A Vote Of Security Holders
ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Company Performance
ITEM 6. Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Continuing Operations
Results of Discontinued Operations
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
ITEM 13. Certain Relationships And Related Transactions, and Director Independence
ITEM 14. Principal Accountant Fees And Services
P A R T I V
ITEM 15. Exhibits And Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS