Form 10-Q
period 2008-06-28
SPX CORP
filed 2008-08-01
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Common shares outstanding July 28, 2008 54,181,362

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues	$1,556.2	$1,207.9	$2,948.7	$2,223.0
Costs and expenses:
Cost of products sold	1,084.1	879.7	2,064.8	1,617.7
Selling, general and administrative	298.3	215.7	596.0	435.0
Intangible amortization	6.6	4.6	13.3	8.7
Special charges, net	4.2	1.2	4.9	1.5
Operating income	163.0	106.7	269.7	160.1

Interest expense	(29.3)	(15.5)	(60.4)	(32.3)
Interest income	1.9	0.7	4.2	4.1
Other expense, net	(3.7)	(0.2)	(1.2)	(2.0)
Equity earnings in joint ventures	11.6	9.9	23.2	20.0
Income from continuing operations before income taxes	143.5	101.6	235.5	149.9

Income tax provision	(50.7)	(30.4)	(80.9)	(47.0)
Income from continuing operations	92.8	71.2	154.6	102.9

Income from discontinued operations, net of tax	1.9	0.2	4.7	4.0
Gain (loss) on disposition of discontinued operations, net of tax	0.1	(7.5)	(3.1)	(13.8)
Income (loss) from discontinued operations, net of tax	2.0	(7.3)	1.6	(9.8)

Net income	$94.8	$63.9	$156.2	$93.1

Basic income per share of common stock
Income from continuing operations	$1.75	$1.27	$2.93	$1.80
Income (loss) from discontinued operations	0.04	(0.13)	0.03	(0.17)

Net income per share	$1.79	$1.14	$2.96	$1.63

Weighted average number of common shares outstanding — basic	53.095	55.837	52.836	57.214

Diluted income per share of common stock
Income from continuing operations	$1.70	$1.24	$2.85	$1.75
Income (loss) from discontinued operations	0.04	(0.12)	0.03	(0.16)

Net income per share	$1.74	$1.12	$2.88	$1.59

Weighted average number of common shares outstanding — diluted	54.499	57.286	54.274	58.697

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 28,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and equivalents	$419.6	$354.1
Accounts receivable, net	1,463.7	1,281.1
Inventories, net	764.3	692.1
Other current assets	149.4	116.2
Deferred income taxes	108.7	96.5
Assets of discontinued operations	165.5	156.3
Total current assets	3,071.2	2,696.3
Property, plant and equipment:
Land	37.7	37.9
Buildings and leasehold improvements	247.8	234.3
Machinery and equipment	672.5	620.2
	958.0	892.4
Accumulated depreciation	(453.0)	(410.1)
Net property, plant and equipment	505.0	482.3
Goodwill	1,991.2	1,943.9
Intangibles, net	711.9	710.2
Other assets	410.3	404.7

TOTAL ASSETS	$6,689.6	$6,237.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$706.8	$725.5
Accrued expenses	1,167.0	1,038.6
Income taxes payable	15.0	7.5
Short-term debt	305.0	255.0
Current maturities of long-term debt	78.8	78.9
Liabilities of discontinued operations	61.8	65.6
Total current liabilities	2,334.4	2,171.1

Long-term debt	1,212.5	1,234.7
Deferred and other income taxes	246.1	240.7
Other long-term liabilities	569.9	574.5
Total long-term liabilities	2,028.5	2,049.9

Minority interest	14.8	10.4

Shareholders’ equity:
Common stock (96,357,746 and 53,966,614 issued and outstanding at June 28, 2008, respectively, and 95,581,690 and 52,791,375 issued and outstanding at December 31, 2007, respectively)	970.4	963.5
Paid-in capital	1,356.6	1,296.0
Retained earnings	2,175.3	2,045.9
Accumulated other comprehensive income	130.7	38.1
Common stock in treasury (42,391,132 and 42,790,315 shares at June 28, 2008 and December 31, 2007, respectively)	(2,321.1)	(2,337.5)
Total shareholders’ equity	2,311.9	2,006.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,689.6	$6,237.4

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 28,	June 30,
	2008	2007
Cash flows from (used in) operating activities:
Net income	$156.2	$93.1
Less: Income (loss) from discontinued operations, net of tax	1.6	(9.8)
Income from continuing operations	154.6	102.9
Adjustments to reconcile income from continuing operations to net cash used in operating activities
Special charges, net	4.9	1.5
Deferred and other income taxes	(10.7)	20.0
Depreciation and amortization	55.7	37.0
Pension and other employee benefits	20.7	30.5
Stock-based compensation	25.9	23.5
Other, net	17.7	13.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	(177.7)	7.9
Inventories	(69.4)	(55.9)
Accounts payable, accrued expenses, and other	31.6	(90.0)
Cash spending on restructuring actions	(10.0)	(1.5)
Net cash from continuing operations	43.3	89.7
Net cash from (used in) discontinued operations	(0.4)	44.4
Net cash from operating activities	42.9	134.1
Cash flows from (used in) investing activities:
Proceeds from asset sales and other	1.2	1.2
Capital expenditures	(46.3)	(28.2)
Net cash used in continuing operations	(45.1)	(27.0)
Net cash from (used in) discontinued operations (includes net cash proceeds from dispositions of $139.2 for the six months ended June 30, 2007)	(2.7)	135.8
Net cash from (used in) investing activities	(47.8)	108.8
Cash flows from (used in) financing activities:
Borrowings under revolving loan facilities	592.0	40.0
Repayments under revolving loan facilities	(457.0)	(69.5)
Borrowings under trade receivables agreement	151.0	302.0
Repayments under trade receivables agreement	(221.0)	(226.0)
Net repayments under other financing arrangements	(38.4)	(15.6)
Purchases of common stock	—	(468.7)
Proceeds from the exercise of employee stock options and other, net	47.5	88.7
Dividends paid	(26.5)	(29.8)
Net cash from (used in) continuing operations	47.6	(378.9)
Net cash used in discontinued operations	(0.1)	(5.8)
Net cash from (used in) financing activities	47.5	(384.7)
Change in cash and equivalents due to changes in foreign currency exchange rates	22.9	6.3
Net change in cash and equivalents	65.5	(135.5)
Consolidated cash and equivalents, beginning of period	354.1	477.2
Consolidated cash and equivalents, end of period	$419.6	$341.7

Cash and equivalents of continuing operations	$419.6	$341.7
Cash and equivalents of discontinued operations	$—	$—

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

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. Our only significant investment reported under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture, which we account for on a three-month lag. EGS’s revenues and our equity earnings from our investment in EGS totaled $140.1 and $11.1 and $130.7 and $9.7 for the three months ended June 28, 2008 and June 30, 2007.  For the six months ended June 28, 2008 and June 30, 2007, EGS’s revenues and our equity earnings from our investment in EGS totaled $279.4 and $22.3 and $257.5 and $19.7, respectively.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2007 Annual Report on Form 10-K. Interim results are not necessarily indicative of expected results for a full year. We have reclassified certain prior year amounts to conform to the current year presentation, including the results of discontinued operations. In addition, we reclassified, within the investing section of our accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2007, proceeds from the sale of discontinued operations from net cash used in continuing operations to net cash from discontinued operations as we believe such presentation is more reflective of the concepts contained in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 for information on discontinued operations).

Beginning in the second quarter of 2008, we reclassified, from operating to financing cash outflows (recorded in “Proceeds from the exercise of employee stock options and other, net”), $17.7 during the six months ended June 30, 2007 ($15.3 during the three months ended March 31, 2007) relating to employee income tax withholding obligations on vested restricted stock unit and restricted stock awards, as we believe such presentation is more reflective of the substance of the underlying transactions. During the six months ended June 28, 2008, these financing cash outflows totaled $25.0 ($23.4 during the three months ended March 29, 2008).

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

In September 2006, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 focuses on creating consistency and comparability in fair value measurements. With the exception of certain nonfinancial assets and liabilities, SFAS No. 157 is effective for financial assets and liabilities that are measured at fair value within the financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 to defer SFAS No. 157’s effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted SFAS No. 157 for financial assets and liabilities measured at fair value within the financial statements on January 1, 2008 (see Note 11) with no impact on our consolidated financial statements. We currently are evaluating the impact that the provisions of SFAS No. 157 for nonfinancial assets and liabilities may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to reduce volatility in reported earnings, caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting rules. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and elected not to apply the fair value option.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

In December 2007, the EITF reached a consensus on EITF Issue No. 07-01, “Accounting for Collaborative Arrangements.” EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are (1) active participants to the arrangements and (2) exposed to significant risks and rewards that depend on the commercial success of the endeavor. EITF 07-01 requires that costs incurred and revenues generated from transactions with third parties should be reported by the collaborators on the appropriate line item in their respective income statements. EITF 07-01 also states that the income statement characterization of payments between the participants to a collaborative arrangement should be based on other authoritative literature if the payments are within the scope of such literature. EITF 07-01 requires collaborators to disclose, in the footnotes to financial statements in the initial period of adoption and annually thereafter, (1) the income statement classification and amounts attributable to transactions arising from collaborative arrangements between participants for each period for which an income statement is presented and (2) information regarding the nature and purpose of the collaborative arrangement, the collaborators’ rights and obligations under the arrangement, and any accounting policies for the collaborative arrangement. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We currently are evaluating the impact of adoption that EITF 07-01 may have on our consolidated financial statements, specifically, as it relates to our consortium arrangements. See Note 13 for additional details of our consortium arrangements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Financial Statement Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and should be included in basic and diluted earnings per share calculations. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We currently are evaluating the impact of adoption that FSP No. EITF 03-6-1 may have on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We do not expect the adoption of FSP No. FAS 142-3 to have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 will be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB’s”) amendments to AU Section 411. We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial statements.

(3)                                 ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

There were no acquisitions during the first six months of 2008 or 2007.

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

The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values as determined by management, based on information then currently available and on then current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations and working capital settlement. The working capital settlement is unresolved at this time. During the six months ended June 28, 2008, we recorded our revised estimates of fair value for certain assets and liabilities particularly relating to matters subject to this settlement process, resulting in a net increase to goodwill of $24.2.

As part of our original acquisition plan, we expect to incur costs of $50.0 to $70.0 related to the integration of the APV businesses. The plan is expected to be finalized during the remainder of 2008, with the majority of the costs recorded through acquisition accounting.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed of APV at the date of acquisition, and reflects acquisition accounting adjustments recorded during the first half of 2008:

Assets acquired:
Current assets, including cash and equivalents of $41.7	$388.8
Net property, plant and equipment	77.6
Goodwill	214.6
Intangible assets	204.9
Other assets	35.5
Total assets acquired	921.4

Liabilities assumed:
Current liabilities	333.7
Other long-term liabilities	63.5
Total liabilities acquired	397.2
Net assets acquired	$524.2

The identifiable intangible assets acquired consist of customer relationships of $69.0 with estimated useful lives of 14 to 16 years, technology of $45.9 with estimated useful lives of 16 to 18 years, and trademarks of $90.0 with indefinite useful lives, with such amounts based on a preliminary assessment of the related fair values.

The following unaudited pro forma information presents our results of operations for the three and six months ended June 30, 2007, as if the acquisition of APV had taken place on January 1, 2007. The unaudited pro forma financial information is not intended to represent or be indicative of our condensed consolidated results of operations that would have been reported had the acquisition been completed as of January 1, 2007, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions which management believes are reasonable. However, these results do not include any anticipated cost savings or expenses of the planned integration of APV. These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the relevant period, such as imputed financing cost, amortization of inventory step-up and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Revenues	$1,411.2	$2,679.9
Income from continuing operations	64.7	75.7
Net income	57.4	65.9

Income from continuing operations per share:
Basic	$1.16	$1.32
Diluted	$1.13	$1.29

Net income per share:
Basic	$1.03	$1.15
Diluted	$1.00	$1.12

Discontinued Operations

As part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors. We report discontinued operations in accordance with the guidance of SFAS No. 144,

“Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. The following businesses, which have been sold, met these requirements and therefore have been reported as discontinued operations for the periods presented:

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

Contech — Sold to Marathon Automotive Group, LLC for net cash proceeds of $134.3.  During 2007, we recorded a net loss on the sale of $13.6, including a $6.6 charge during the first quarter of 2007 to reduce the carrying value of the net assets sold to the net proceeds received from the sale and a net charge of $4.3 during the second quarter of 2007 due primarily to expenses that were contingent upon the consummation of the sale.  During the third quarter of 2006, we recorded a charge of $102.7 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

During the third quarter of 2007, we committed to a plan to divest our Air Filtration business within our Flow Technology segment.  In July 2008, we completed the sale of the business for net cash proceeds of $33.9.  The net gain/loss on sale is not expected to be significant and will be recorded during the third quarter of 2008. We have reported, for all periods presented, the financial condition, results of operations and cash flows of this business as a discontinued operation in our condensed consolidated financial statements. During the first quarter of 2008, we recorded a net charge of $3.1 to “Gain (loss) on disposition of discontinued operations, net of tax” to adjust the deferred tax assets of the Air Filtration business to their estimated realizable value. During the third quarter of 2007, we recorded a net charge of $11.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

During the first quarter of 2008, we committed to a plan to divest our vibration test equipment business within our Test and Measurement segment.  We are actively pursuing the sale of this business and anticipate that the sale will be completed during the third or fourth quarter of 2008. We have reported, for all periods presented, the financial condition, results of operations and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.

In addition to the Contech and Air Filtration businesses discussed above, we recognized a net gain of $0.1 for the three months ended June 28, 2008 and net losses of $3.2 and $2.9 for the three and six months ended June 30, 2007, respectively, resulting from adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2007 Annual Report on Form 10-K for the disclosure of all discontinued businesses for the period from the beginning of 2005 through 2007.

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

For the first three and six months of 2008 and 2007, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Income (loss) from discontinued operations	$3.0	$(2.4)	$5.4	$(2.7)
Income tax provision	(1.0)	(4.9)	(3.8)	(7.1)
Income (loss) from discontinued operations, net	$2.0	$(7.3)	$1.6	$(9.8)

For the first three and six months of 2008 and 2007, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues	$52.6	$80.2	$98.0	$222.4

Pre-tax income	2.8	0.2	5.4	6.1

The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are shown below:

	June 28, 2008	December 31, 2007
Assets:
Accounts receivable, net	$42.5	$36.3
Inventories, net	27.6	24.3
Other current assets	4.7	5.1
Net property, plant and equipment	26.6	24.4
Goodwill and intangibles, net	58.8	61.4
Other assets	5.3	4.8
Assets of discontinued operations	$165.5	$156.3

Liabilities:
Accounts payable	$15.3	$17.5
Accrued expenses	26.0	27.1
Short-term debt	0.7	0.9
Deferred and other income taxes	11.4	11.8
Long-term debt and other	8.4	8.3
Liabilities of discontinued operations	$61.8	$65.6

(4)           BUSINESS SEGMENT INFORMATION

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services, with operations in over 35 countries. Our strategic growth focus is on the global infrastructure market, particularly power and energy, process equipment and diagnostic tools. Our products are used by a broad array of customers in various industries, including power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications, transportation and automotive service.

We have aggregated our operating segments into four reportable segments in accordance with the criteria defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The segments are Flow Technology, Test and Measurement, Thermal Equipment and Services and Industrial Products and Services.  The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expenses, stock-based compensation and other indirect corporate expense. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

Flow Technology

Our Flow Technology segment designs, manufactures, and markets solutions and products that are used to process or transport fluids, as well as solutions and products that are used in heat transfer applications.  Our Flow Technology businesses focus on innovative, highly engineered new product introductions and expansion from products to systems and services to create total customer solutions. Products for the segment include high-integrity pumps, valves, heat exchangers, fluid mixers, agitators, metering systems, filters and dehydration equipment for the sanitary, food, beverage and pharmaceutical processing, general industrial, chemical processing, oil and gas processing, power generation and mining markets.

Test and Measurement

Our Test and Measurement segment engineers and manufactures branded, technologically advanced test and measurement products used across the transportation, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services, and sophisticated testing and validation. Products for the segment include specialty automotive diagnostic service tools, fare-collection boxes, and portable cable and pipe locators. The segment continues to focus on initiatives such as lean manufacturing, expanding its commercialization of the European and Asia Pacific markets and leveraging its outsourcing model.

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products for the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its global reach, as well as increasing thermal components and service offerings, particularly in South Africa, Europe, and Asia Pacific. The segment’s South African business has a Black Economic Empowerment minority shareholder holding approximately 25.1% interest.

Industrial Products and Services

Our Industrial Products and Services segment includes businesses that design, manufacture and market power systems, industrial tools and hydraulic units, automatic transmission filters, precision machine components for the aerospace industry and television and radio broadcast antenna systems.   This segment continues to focus on lean initiatives and global expansion opportunities.

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters, our Horsham, PA information technology data center and our Asia-Pacific center in Shanghai, China.

Financial data for our business segments, including the results of businesses acquired from the respective dates of acquisition, were as follows:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues (1):
Flow Technology	$546.5	$278.1	$1,050.5	$528.8
Test and Measurement	324.2	288.5	598.9	528.6
Thermal Equipment and Services	409.4	388.1	756.2	700.8
Industrial Products and Services	276.1	253.2	543.1	464.8
Total revenues	$1,556.2	$1,207.9	$2,948.7	$2,223.0

Segment income:
Flow Technology	$70.1	$44.5	$116.1	$82.2
Test and Measurement	36.9	32.6	61.3	56.4
Thermal Equipment and Services	45.6	37.8	82.0	53.9
Industrial Products and Services	56.7	34.3	111.0	60.3
Total segment income	209.3	149.2	370.4	252.8

Corporate expense	(24.7)	(20.9)	(54.9)	(46.3)
Pension and postretirement expense	(7.6)	(10.7)	(15.0)	(21.4)
Stock-based compensation expense	(9.8)	(9.7)	(25.9)	(23.5)
Special charges, net	(4.2)	(1.2)	(4.9)	(1.5)

Consolidated operating income	$163.0	$106.7	$269.7	$160.1

(1)             Under the percentage of completion method, we recognized revenues of $367.0 and $269.6 in the three months ended June 28, 2008 and June 30, 2007, respectively. For the six months ended June 28, 2008 and June 30, 2007, revenues under the percentage of completion method were $699.4 and $483.4, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $303.8 and $195.6 as of June 28, 2008 and December 31, 2007, respectively, and were classified as a component of “Accounts receivable, net” in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $313.5 and $198.7 as of June 28, 2008 and December 31, 2007, respectively, and were classified as a component of “Accrued expenses” in the condensed consolidated balance sheets.

(5)           SPECIAL CHARGES

Special charges, net, for the three and six months ended June 28, 2008 and the three and six months ended June 30, 2007 are summarized and described in more detail below:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Flow Technology	$1.1	$—	$1.2	$0.1
Test and Measurement	1.3	0.5	1.5	0.5
Thermal Equipment and Services	0.6	0.6	1.0	0.6
Industrial Products and Services	—	—	—	0.1
Corporate	1.2	0.1	1.2	0.2
Total	$4.2	$1.2	$4.9	$1.5

Flow Technology Segment – Charges for the three and six months ended June 28, 2008 related primarily to the relocation of the segment’s headquarters from Delevan, WI to Charlotte, NC.  The charges for the six months ended June 30, 2007 related to costs associated with the completion of previously announced consolidation initiatives.

Test and Measurement Segment – Charges for the three and six months ended June 28, 2008 related primarily to exit costs associated with a plan to consolidate distribution activities within the segment, as well as costs associated with the closure of a manufacturing facility in Owatonna, MN.  The charges for the three and six months ended June 30, 2007 related primarily to exit costs associated with a location in France.

Thermal Equipment and Services Segment– Charges for the three and six months ended June 28, 2008 related primarily to costs associated with the shut-down of a facility in Houston, TX.  The charges for the three and six months ended June 30, 2007 related primarily to lease holding costs associated with an idle facility in Belgium.

Industrial Products and Services Segment - The charges for the six months ended June 30, 2007 related to costs to integrate the segment’s Franklin, TN and Raymond, ME locations.

Corporate - Charges for the three and six months ended June 28, 2008 related primarily to a second quarter impairment charge of $1.0 and costs associated with the legal entity reduction initiative. The charges for the three and six months ended June 30, 2007 related primarily to costs associated with the legal entity reduction initiative.

The following is an analysis of our restructuring and integration liabilities for the six months ended June 28, 2008 and June 30, 2007:

	Six months ended
	June 28,	June 30,
	2008	2007
Beginning balance	$12.6	$4.9
Special charges – cash (1)	3.7	1.5
Additions related to acquisition accounting	(0.1)	(0.1)
Utilization – cash	(10.0)	(1.5)
Currency translation adjustment and other	1.3	—
Ending balance (2)	$7.5	$4.8

(1)	The six months ended June 28, 2008 exclude $1.2 of non-cash special charges relating to asset impairments that have had an impact on special charges but not the related liabilities.

(2)	The balance at June 28, 2008 is composed of $5.0 relating to acquisition integration plans and $2.5 for various restructuring initiatives.

(6)           INVENTORIES

Inventories consisted of the following amounts:

	June 28, 2008	December 31, 2007
Finished goods	$259.3	$237.7
Work in process	173.3	148.5
Raw material and purchased parts	366.6	337.1
Total FIFO cost	799.2	723.3
Excess of FIFO cost over LIFO inventory value	(34.9)	(31.2)
Total inventories	$764.3	$692.1

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Approximately 30% and 38% of the total inventory at June 28, 2008 and December 31, 2007, respectively, were domestic inventories valued using the last-in, first-out (“LIFO”) method. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $2.5 and $3.2 at June 28, 2008 and December 31, 2007, respectively.

(7)           GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	December 31, 2007	Goodwill resulting from business combinations	Foreign Currency Translation and other (1)	June 28, 2008
Flow Technology	$668.3	$—	$32.0	$700.3
Test and Measurement	375.0	—	6.4	381.4
Thermal Equipment and Services	612.6	—	8.9	621.5
Industrial Products and Services	288.0	—	—	288.0
Total	$1,943.9	$—	$47.3	$1,991.2

(1)          Includes adjustments resulting from acquisitions completed not more than one year prior to the date of adjustment and adjustments to tax positions considered uncertain at the date of the acquisition.  For the six months ended June 28, 2008, adjustments resulting from acquisition accounting related to the APV transaction totaled $24.2, which is included in the Flow Technology segment. Various other purchase accounting adjustments, changes from foreign currency translation, and tax related adjustments totaled ($0.5), $29.0 and ($5.4), respectively, for the six months ended June 28, 2008.

Other Intangibles

	June 28, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patents	$29.5	$(21.0)	$8.5	$28.9	$(19.4)	$9.5
Technology	74.5	(9.5)	65.0	73.5	(6.7)	66.8
Customer relationships	228.1	(27.3)	200.8	219.2	(18.9)	200.3
Other	32.1	(12.2)	19.9	31.0	(10.6)	20.4
	364.2	(70.0)	294.2	352.6	(55.6)	297.0
Trademarks with indefinite lives	417.7	—	417.7	413.2	—	413.2
Total	$781.9	$(70.0)	$711.9	$765.8	$(55.6)	$710.2

Estimated annual amortization expense related to these intangible assets is $26.6 in 2008, $21.7 in 2009, $21.1 in 2010, $19.8 in 2011 and $19.8 in 2012.

At June 28, 2008, intangible assets, net with determinable lives were primarily associated with $169.8 in the Flow Technology segment, $88.0 in the Test and Measurement segment, and $30.9 in the Thermal Equipment and Services segment. Trademarks with indefinite lives were associated $225.9 in the Flow Technology segment, $54.2 in the Test and Measurement segment, $122.6 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

Consistent with the requirements of SFAS No. 142, we annually test the recoverability of our indefinite-lived intangible assets during the fourth quarter and continually monitor impairment indicators across all our reporting units. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

Our annual goodwill impairment testing during the fourth quarter of 2007 identified two reporting units (Filtran, our automatic transmission business, and Weil-McLain, our boiler products business) whose fair value exceeded their carrying value by less than 10%. The aggregate goodwill and indefinite-lived intangible asset balance for these two reporting units was $153.8 at June 28, 2008.

(8)           WARRANTY

The following is an analysis of our product warranty accrual for the first six months of 2008 and 2007:

	Six months ended
	June 28,	June 30,
	2008	2007
Balance at beginning of period	$60.8	$53.7
Acquisitions (1)	8.8	0.4
Provisions	15.0	14.5
Usage	(11.8)	(14.1)
Balance at end of period	72.8	54.5
Less: Current portion of warranty	55.6	39.0
Non-current portion of warranty	$17.2	$15.5

(1)

Represents adjustments resulting from acquisition accounting primarily related to the APV transaction.

(9)	EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Service cost	$1.9	$2.1	$3.8	$4.3
Interest cost	16.3	16.1	32.6	32.3
Expected return on plan assets	(19.6)	(19.3)	(39.1)	(38.8)
Amortization of unrecognized losses	5.3	8.1	10.6	16.2
Amortization of unrecognized prior service cost	(0.2)	(0.2)	(0.4)	(0.3)
Settlement loss	—	3.7	—	3.7
Total net periodic pension benefit expense	3.7	10.5	7.5	17.4
Less: Net periodic pension benefit expense of discontinued operations	—	(3.8)	—	(4.0)
Net periodic pension benefit expense of continuing operations	$3.7	$6.7	$7.5	$13.4

Foreign Pension Plans

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Service cost	$1.0	$0.9	$1.8	$1.5
Interest cost	4.0	3.5	7.9	6.7
Expected return on plan assets	(4.5)	(4.1)	(9.0)	(7.9)
Amortization of unrecognized prior service cost	0.3	0.3	0.6	0.9
Net periodic pension benefit expense	$0.8	$0.6	$1.3	$1.2

Postretirement Plans

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Service cost	$—	$—	$0.1	$0.1
Interest cost	2.5	2.6	4.9	5.1
Amortization of unrecognized losses	0.9	1.1	1.8	2.2
Amortization of unrecognized prior service cost	(0.3)	(0.3)	(0.6)	(0.6)
Net periodic pension benefit expense	$3.1	$3.4	$6.2	$6.8

During the first six months of 2008, we made contributions of approximately $9.9 to our foreign and domestic pension plans.  Our estimates of full-year 2008 required employer contributions to our employee benefit plans have not changed significantly from those disclosed in the consolidated financial statements contained in our 2007 Annual Report on Form 10-K.

Prior to January 1, 2008, we amortized actuarial gains/losses for our pension plans over the approximate average service period of active employees expected to receive benefits under the plans.  Based on a decrease in the number of active participants covered under one of our qualified U.S. pension plans, effective January 1, 2008 we began amortizing losses under the plan over the average remaining life expectancy of inactive participants receiving benefits under the plan.  The effect of this change to the amortization period decreased net periodic pension expense by approximately $0.6 and $1.2 in the three and six months ended June 28, 2008, respectively, and is expected to decrease the net periodic pension expense by approximately $2.4 in 2008.

(10)         INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the six months ended June 28, 2008:

	December 31, 2007	Borrowings	Repayments	Other (3)	June 28, 2008
Term loan	$750.0	$—	$(18.8)	$—	$731.2
Domestic revolving loan facility	115.0	492.0	(457.0)	—	150.0
Global revolving loan facility	—	100.0	—	—	100.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (1)	70.0	151.0	(221.0)	—	—
Other indebtedness (2)	84.1	—	(19.6)	1.1	65.6
Total debt	1,568.6	$743.0	$(716.4)	$1.1	1,596.3
Less: short-term debt	255.0				305.0
Less: current maturities of long-term debt	78.9				78.8
Total long-term debt	$1,234.7				$1,212.5

(1)                                  Under this arrangement, we can borrow, on a continuous basis subject to defined availability, up to $130.0.

(2)                                  Includes aggregate balances under extended accounts payable programs and a purchase card program of $54.7 and $57.7 at June 28, 2008 and December 31, 2007, respectively.

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

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 5.1% at June 28, 2008, inclusive of the impact of interest rate protection agreements.

At June 28, 2008, we were in compliance with all covenant provisions of our senior credit facilities, and did not have any restrictions on our ability to repurchase shares or pay dividends.

Senior Notes

In December 2007, we issued in a private placement $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in 2014. We used the net proceeds from the offering for general corporate purposes including the financing of our acquisition of APV (see Note 3). The interest payment dates for these notes are June 15 and December 15 of each year. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2010, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 107.625%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. At June 28, 2008, we were in compliance with all covenant provisions of these senior notes. We have agreed to conduct a registered exchange offer for the notes and will use commercially reasonable efforts to exchange the notes for a new issue of identical debt securities within 150 days from February 28, 2009, if the notes are not freely tradable before this date, and file under certain circumstances a shelf registration statement to cover resales of the notes and to cause the registration statement to be declared effective by the SEC. If we fail to satisfy these obligations, we have agreed to pay additional interest to holders of the notes under certain circumstances.

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

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis include the following as of June 28, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets – currency forward and commodity contracts	$—	$2.4	$—
Current liabilities – currency forward contracts	—	2.6	—
Long-term liabilities – interest rate swaps	—	14.3	—

Interest Rate Swaps

We maintain interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates on our variable rate term loan. These swaps, which we designate and account for as cash flow hedges, have maturities through September 2012 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of June 28, 2008, the aggregate notional amount of the swaps was $570.0.  The unrealized loss, net of taxes, recorded in accumulated other comprehensive income was $8.8 and $9.1 as of June 28, 2008 and December 31, 2007, respectively. In addition, as of June 28, 2008 and December 31, 2007, we recorded a long-term liability of $14.3 and $14.8, respectively, to recognize the fair value of our swaps.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of select non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound and Chinese Yuan.

From time to time, we enter into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on forecasted transactions denominated in foreign currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Some of the underlying forecasted transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. The changes in the fair value of these FX forward contracts and embedded derivatives are recorded in “Other income (expense)” in the period of change. The net impact of the changes in fair values of the FX forward contracts and embedded derivatives was not material to our condensed consolidated financial statements for the three and six months ended June 28, 2008 and June 30, 2007.

We had FX forward contracts with an aggregate notional amount of $132.9 outstanding as of June 28, 2008. The fair values of our FX forward contracts and related embedded derivatives were as follows:

	June 28, 2008		December 31, 2007
	Current Assets	Current Liabilities	Current Assets	Current Liabilities
FX forward contracts	$0.6	$1.2	$—	$0.1
Embedded derivatives	0.5	1.4	—	0.8

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for such transactions as cash flow hedges. As of June 28, 2008 and December 31, 2007, the unrealized gain/(loss), net of tax, recorded in accumulated other comprehensive income was $1.0 and $(0.6), respectively. We expect to reclassify the unrealized gain mentioned above to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair values of contracts that had not settled with the counterparty as of June 28, 2008 and December 31, 2007 were $1.3 (recorded as a current asset) and $0.7 (recorded as a current liability), respectively. The amount of gain or loss recognized during the three and six months ended June 28, 2008 and June 30, 2007 related to the ineffectiveness of the hedges was not material to our condensed consolidated financial statements.

(12)         SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Weighted-average number of common shares outstanding for calculating basic income per share	53.095	55.837	52.836	57.214
Dilutive Securities—Employee stock options, restricted stock and restricted stock units	1.404	1.449	1.438	1.483
Weighted-average number of common shares outstanding and dilutive securities for calculating diluted income per share	54.499	57.286	54.274	58.697

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.046 for the six months ended June 28, 2008, respectively, and 0.654 and 1.038 for the three and six months ended June 30, 2007, respectively.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.000 shares of our common stock may be granted to key employees and 5.733 of these shares were available for grant at June 28, 2008.  The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, the vesting of restricted stock units and the granting of restricted stock.

During the six months ended June 28, 2008 and June 30, 2007, we classified excess tax benefits from stock-based compensation of $28.5 and $17.8, respectively, as financing cash flows and included such amounts in “Proceeds from the exercise of employee stock options and other” within our condensed consolidated statement of cash flows.

Restricted stock or restricted stock units may be granted to eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and awards vest over three years. In addition, the restrictions lapse and the awards vest in the event of retirement, death or disability. The 2004 grants vest ratably. In December 2004, the Compensation Committee of the Board of Directors announced changes to our stock-based employee compensation program. Under the announced changes, market (“company performance”) thresholds have been instituted for vesting of substantially all restricted stock and restricted stock units awarded in 2005 and future years. This vesting is based on SPX shareholder return versus the S&P 500 composite index. On each vesting date, we compare the SPX shareholder return to the performance of the S&P 500 composite index for the prior year and for the cumulative period since the date of the grant.  If SPX outperforms the S&P 500 composite index for the prior year, the one-third portion of the grant associated with that year will vest.  If SPX outperforms the S&P composite index for the cumulative period, any unvested portion of the grant that was subject to vesting on or prior to the vesting date will vest. Restricted stock and restricted stock units that do not vest within the three-year vesting period are forfeited.

Beginning in 2007, we grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan) in lieu of granting phantom stock shares.  Under the Directors’ Plan, up to 0.100 shares of our common stock may be granted to non-employee directors; 0.065 of these shares were available for grant at June 28, 2008. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds and early vesting provisions for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these company performance requirements is forfeited.

Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options, vest ratably over three years, which vesting may be subject to company performance criteria, and expire no later than 10 years from the date of grant. The option price per share may be no less than the fair market value of our common stock on the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired.  Any future issuances of options under the plan will not have a reload feature, pursuant to the terms of the plan.

We use the Monte Carlo simulation model valuation technique to determine fair value as our restricted stock and restricted stock units contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determines the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 2, 2008 and January 3, 2007:

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

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2007 through June 28, 2008:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2007	1.378	$40.49
Granted	0.639	74.76
Vested	(0.641)	37.78
Forfeited	(0.020)	53.77
Outstanding at June 28, 2008	1.356	57.80

As of June 28, 2008, there was $37.6 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted average period of 1.5 years.

The following table summarizes the stock option activity from December 31, 2007 through June 28, 2008:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	2.374	$66.80
Exercised	(0.688)	63.93
Forfeited	(0.014)	59.57
Outstanding and exercisable at June 28, 2008	1.672	68.04

The weighted average remaining term, in years, of stock options outstanding and exercisable at June 28, 2008 was 2.3. The total number of in-the-money options exercisable on June 28, 2008 was 1.672. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pretax intrinsic value, based on our closing stock price on June 28, 2008, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and the options exercisable at June 28, 2008 was $104.0.  The aggregate intrinsic value of options exercised during the first six months of 2008 and 2007 was $39.3 and $34.9, respectively.

Comprehensive Income

The components of comprehensive income were as follows for the periods presented:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income	$94.8	$63.9	$156.2	$93.1
Foreign currency translation adjustments	(26.7)	11.9	83.4	21.6
Pension liability adjustment, net of tax provision of $2.3, $4.8, $4.6 and $8.2, respectively	3.7	7.6	7.3	13.0
Change in unrealized gains on qualifying cash flow hedges, net of tax provision of $7.2, $2.2, $1.1, and $1.5, respectively	11.6	3.5	1.9	2.4
Comprehensive income	$83.4	$86.9	$248.8	$130.1

The components of the balance sheet caption “Accumulated other comprehensive income” were as follows:

	June 28, 2008	December 31, 2007
Foreign currency translation adjustment	$381.8	$298.4
Pension liability adjustment, net of tax benefit of $146.3 and $150.9, respectively	(243.3)	(250.6)
Unrealized losses on qualifying cash flow hedges, net of tax benefit of $4.9 and $6.0, respectively	(7.8)	(9.7)
Accumulated other comprehensive income	$130.7	$38.1

Common Stock in Treasury

During the first six months of 2007, we repurchased 6.1 shares of our common stock (of which 4.4 were associated with a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended) for total cash consideration of $468.7.  We record common stock repurchases based on the settlement date.

There were no common stock repurchases during the first six months of 2008.  However, during the first six months of 2008, “Common Stock in Treasury” was decreased by stock issued from treasury relating to stock option exercises and the settlement of vested restricted stock units of $24.0 and $3.8, respectively, and increased by $11.4 for common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

Dividends

The dividends declared during each of the first two quarters of 2008 and 2007 were $0.25 per share and totaled $13.3 and $13.5 in the first and second quarters of 2008 and $14.9 and $13.8 during the first and second quarters of 2007, respectively.   Second quarter dividends were paid on July 2, 2008 and July 2, 2007.

(13)         CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits, and contract, intellectual property, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers’ compensation, etc.), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $344.7 (including $266.3 for risk management matters) and $359.1 (including $268.8 for risk management matters) at June 28, 2008 and December 31, 2007, respectively. Of these amounts, $265.1 and $270.5 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at June 28, 2008 and December 31, 2007, respectively, with the remainder included in “Accrued expenses.”

Litigation Matters

In October of 2004, one of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., was notified that it was the subject of an investigation by the Milan Public Prosecutor’s Office. The investigation related to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. On August 24, 2006, the Public Prosecutor served on SPX Cooling Technologies Italia, S.p.A., a Notice of End of the Preliminary Investigations. This Notice, which also identified numerous other individual and corporate defendants, set forth an allegation that SPX Cooling Technologies Italia, S.p.A. was responsible under Italian Legislative Decree No. 231 for failing to adopt and effectively implement a proper organization and management model suitable for the prevention of alleged acts of bribery by the former general manager of Hamon-Research Cottrell Italia, S.p.A. and the former director of Marley Cooling Tower Europe, S.p.A. Our subsidiary has previously taken actions to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling equipment business. Following the assertion of preliminary defenses by SPX Cooling Technologies Italia S.p.A., the Public Prosecutor discharged our subsidiary from any responsibilities under such Italian Legislative Decree for several alleged acts of bribery, and that discharge is now final. In addition, following discussions between our subsidiary and the Public Prosecutor regarding a potential plea-agreement, our subsidiary submitted a request for a plea-agreement with respect to the remaining alleged acts of bribery to which the Public Prosecutor consented.  On March 28, 2008, the judge responsible for this matter approved the plea-agreement, under which our subsidiary is required to make a payment of approximately Euro 1.2 (approximately $1.8 at June 28, 2008) and all remaining claims against our subsidiary are resolved.  We recorded a liability of $1.8 associated with this matter in 2006.

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

In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 27 sites at which the liability has not been settled, and only 10 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is immaterial.

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

Consortium Arrangements

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment.  Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed.  The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work.  The use of a consortium arrangement typically results in joint and several liability for the consortium members, however, our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project.  If responsibility cannot be determined, then each consortium member is responsible according to its share of the contract value.  Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements.  As of June 28, 2008, our share of the aggregate contract value on open consortium arrangements was $311.8 (of which approximately 45% has been recognized as revenue), whereas the aggregate contract value on open consortium arrangements was $743.9.  As of December 31, 2007, our share of the aggregate contract value on open consortium arrangements was $192.6 (of which approximately 69% had been recognized as revenue), whereas the aggregate contract value on open consortium arrangements was $529.0. At June 28, 2008 and December 31, 2007, we recorded a liability of $3.5 and $2.1, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)                          INCOME TAXES

FIN 48

As of June 28, 2008, we had gross unrecognized tax benefits of $136.1 (net unrecognized tax benefits of $110.5), of which $73.9, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision.  As of June 28, 2008, gross accrued interest excluded from the amounts above, totaled $28.6 (net accrued interest of $18.6). There were no significant penalties recorded during the quarter ended June 28, 2008.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $42.0 to $52.0.

Tax Contingencies and Other Tax Matters

We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we believe a liability is more likely than not and can be reasonably estimated.  Accruals for these contingencies are recorded in “Income taxes payable” and “Deferred and other income taxes” in the accompanying condensed consolidated balance sheets based on the expectation as to the timing of when the contingency will be resolved.  As events change and resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities.  Management believes any potential liabilities in excess of amounts not recorded are not material.

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

We have various foreign income tax returns in the process of examination.  Currently, the Canadian tax authorities are auditing our 2001 to 2006 tax returns.  The German tax authorities are auditing certain income tax returns related to the 2002 to 2005 tax years.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

During the three and six months ended June 28, 2008, we continued to experience strong earnings growth (e.g., operating income increased by 52.8% and 68.5% when compared to the respective periods in 2007), supported by the favorable impact of recent acquisitions, organic revenue growth across most of our businesses, and our lean, supply chain, and pricing efforts. Despite the improvement in operating income, cash flows from operations were higher during the first six months of 2007 versus the same period in 2008 due primarily to cash outflows associated with the integration of APV and timing of cash collections on large projects.  Accordingly, we expect operating cash flows to increase during the remainder of 2008.  We also expect a continued favorable trend in revenues and operating income during the remainder of 2008 as supported by our backlog as of June 28, 2008, which exceeded $3,600.0 and is approximately $1,400.0 higher than the comparable figure at the end of 2007.  Additional details on our operating results for the three and six months ended June 28, 2008, as well as expected results for the remainder of 2008, are discussed below.

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

The following table provides selected financial information for the three and six months ended June 28, 2008 and June 30, 2007, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	Three months ended			Six months ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
Revenues	$1,556.2	$1,207.9	28.8	$2,948.7	$2,223.0	32.6
Gross profit	472.1	328.2	43.8	883.9	605.3	46.0
% of revenues	30.3%	27.2%		30.0%	27.2%
Selling, general and administrative expense	298.3	215.7	38.3	596.0	435.0	37.0
% of revenues	19.2%	17.9%		20.2%	19.6%
Intangible amortization	6.6	4.6	43.5	13.3	8.7	52.9
Special charges, net	4.2	1.2	250.0	4.9	1.5	226.7
Other expense, net	(3.7)	(0.2)	*	(1.2)	(2.0)	(40.0)
Interest expense, net	(27.4)	(14.8)	85.1	(56.2)	(28.2)	99.3
Equity earnings in joint ventures	11.6	9.9	17.2	23.2	20.0	16.0
Income from continuing operations before income taxes	143.5	101.6	41.2	235.5	149.9	57.1
Income tax provision	(50.7)	(30.4)	66.8	(80.9)	(47.0)	72.1
Income from continuing operations	92.8	71.2	30.3	154.6	102.9	50.2

Components of consolidated revenue growth:
Organic growth			3.7			5.2
Foreign currency			4.5			4.5
Acquisitions, net			20.6			22.9
Net revenue growth			28.8			32.6

* Not meaningful for comparison purposes.

Revenues — For the three and six months ended June 28, 2008, the increase in revenues compared to the respective 2007 periods was driven primarily by the fourth quarter 2007 acquisition of APV by our Flow Technology segment and the acquisitions of a division of Johnson Controls (“JCD”) and Matra–Werke GmbH (“Matra”) by our Test and Measurement segment during the third and fourth quarters of 2007, respectively.  Additionally, we continued to experience strong demand in the power, oil and gas, and sanitary markets serviced by businesses in our Flow Technology segment, as well as for power transformers, crystal growing machines for the solar power market, and television and radio broadcast antenna systems within our Industrial Products and Services segment. Revenues for the three and six months ended June 28, 2008 also benefited from the favorable impact of foreign currencies (i.e., relative weakening of the U.S. dollar against many foreign currencies, primarily the Euro), partially offset by declines in organic revenue in our Test and Measurement segment due to lower domestic aftermarket revenues associated with the difficult conditions within the domestic automotive market.

Gross profit — The increase in gross profit for the three and six months ended June 28, 2008 compared to the respective 2007 periods was due primarily to the revenue performance described above.  Gross profit as a percentage of revenues for the three and six months ended June 28, 2008 as compared to the respective 2007 periods was impacted favorably by leverage on the organic growth noted above, as well as:

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

As APV historically has generated lower margins than the rest of our businesses, gross profit as a percentage of revenues for the three and six months ended June 28, 2008 was impacted unfavorably by the results of APV, which reduced gross profit as a percentage of revenues by approximately 50 and 95 basis points during the three and six months ended June 28, 2008, respectively. APV’s gross profit was reduced by an incremental charge of $7.5, representing the excess fair value (over historical cost) of inventory acquired in the APV transaction that was subsequently sold during the first quarter of 2008.

Gross profit for the three and six months ended June 30, 2007 was impacted unfavorably by charges related to the settlement of a legacy product liability matter of $6.0 and $9.6, respectively.

Selling, general and administrative (“SG&A”) expenses — For the three and six months ended June 28, 2008, the increase in SG&A expense was due primarily to the acquisitions of APV, JCD and Matra, as well as additional costs in support of organic revenue growth and increased stock-based compensation and corporate expenses during the periods as compared to the respective periods in 2007. The impact of foreign currencies also resulted in an increase in SG&A during the three and six months ended June 28, 2008 of approximately $6.0 and $14.0, respectively. SG&A for the three and six months ended June 30, 2007 included a benefit of $5.0 within our Thermal Equipment and Services segment for cost improvements associated with a state-approved environmental remediation plan at a site in California.

Intangible amortization — For the three and six months ended June 28, 2008, the increase in intangible amortization was due to amortization expense associated with intangible assets acquired in connection with the APV, JCD and Matra transactions.

Special charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2008 and 2007.

Other income (expense), net — Other expense, net, for the three months ended June 28, 2008 was composed primarily of currency transaction losses of $4.5, partially offset by gains on sales of assets of $0.5. Other expense, net for the three months ended June 30, 2007 was composed primarily of minority interest charges of $0.7, partially offset by currency transaction gains of $0.4.

Other expense, net for the six months ended June 28, 2008 was composed primarily of minority interest charges of $3.0, partially offset by foreign currency transaction gains of $1.3 and gains on sales of assets of $0.4.  For the six months ended June 30, 2007, other expense, net was composed primarily of minority interest charges of $0.9 and foreign currency transaction losses of $0.9.

Interest expense, net — Interest expense, net includes both interest expense and interest income.  The increase in interest expense, net, was the result of higher average debt balances during the three and six months ended June 28, 2008 as compared to the respective periods in 2007.  The average debt balance for the three and six months ended June 28, 2008 was higher than the average debt balance for the respective periods in 2007 primarily as a result of the issuance of the $500.0 of senior unsecured notes in December 2007 (see Note 10). Refer to the discussion of Liquidity and Financial Condition in our 2007 Annual Report on Form 10-K for details pertaining to our 2007 debt activity.

Equity earnings in joint ventures — The increase in equity earnings in joint ventures for the three and six months ended June 28, 2008 was attributable primarily to strong operational performance at our EGS Electrical Group, LLC and Subsidiaries joint venture.

Income tax provision — For the three months ended June 28, 2008, we recorded an income tax provision of $50.7 on $143.5 of pre-tax income from continuing operations, resulting in an effective tax rate of 35.3%.  This compares to an income tax provision for the three months ended June 30, 2007 of $30.4 on $101.6 of pre-tax income from continuing operations, resulting in an effective tax rate of 29.9%. The lower effective rate during the three months ended June 30, 2007 was due primarily to an income tax benefit of $3.5 associated with the settlement of certain matters relating to income tax returns in the United Kingdom.

For the six months ended June 28, 2008, we recorded an income tax provision of $80.9 on $235.5 of pre-tax income from continuing operations, resulting in an effective tax rate of 34.4%.  This compares to an income tax provision for the six months ended June 30, 2007 of $47.0 on $149.9 of pre-tax income from continuing operations, resulting in an effective tax rate of 31.4%.  The lower effective rate during the six months ended June 30, 2007 was due primarily to the $3.5 United Kingdom tax benefit noted above, as well as a decrease in our state income tax provision due to a reduction in the valuation allowance for certain states.

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

Contech — Sold to Marathon Automotive Group, LLC for net cash proceeds of $134.3.  During 2007, we recorded a net loss on the sale of $13.6, including a $6.6 charge during the first quarter of 2007 to reduce the carrying value of the net assets sold to the net proceeds received from the sale and a net charge of $4.3 during the second quarter of 2007 due primarily to expenses that were contingent upon the consummation of the sale. During the third quarter of 2006, we recorded a charge of $102.7 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

During the third quarter of 2007, we committed to a plan to divest our Air Filtration business within our Flow Technology segment.  In July 2008, we completed the sale of the business for net cash proceeds of $33.9.  The net gain/loss on sale is not expected to be significant and will be recorded during the third quarter of 2008.  We have reported, for all periods presented, the financial condition, results of operations and cash flows of this business as a discontinued operation in our condensed consolidated financial statements. During the first quarter of 2008, we recorded a net charge of $3.1 to “Gain (loss) on disposition of discontinued operations, net of tax” to adjust the deferred tax assets of the Air Filtration business to their estimated realizable value. During the third quarter of 2007, we recorded a net charge of $11.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

During the first quarter of 2008, we committed to a plan to divest our vibration test equipment business within our Test and Measurement segment. We are actively pursuing the sale of this business and anticipate that the sale will be completed during the third or fourth quarter of 2008. We have reported, for all periods presented, the financial condition, results of operations and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.

In addition to the Contech and Air Filtration businesses discussed above, we recognized a net gain of $0.1 for the three months ended June 28, 2008 and net losses of $3.2 and $2.9 for the three and six months ended June 30, 2007, respectively, resulting from adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2007 Annual Report on Form 10-K for the disclosure of all discontinued businesses for the period from the beginning of 2005 through 2007.

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

For the three and six months ended June 28, 2008 and June 30, 2007, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Income (loss) from discontinued operations	$3.0	$(2.4)	$5.4	$(2.7)
Income tax provision	(1.0)	(4.9)	(3.8)	(7.1)
Income (loss) from discontinued operations, net	$2.0	$(7.3)	$1.6	$(9.8)

For the three and six months ended June 28, 2008 and June 30, 2007, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues	$52.6	$80.2	$98.0	$222.4

Pre-tax income	2.8	0.2	5.4	6.1

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

Flow Technology

	Three months ended			Six months ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
Revenues	$546.5	$278.1	96.5	$1,050.5	$528.8	98.7
Segment income	70.1	44.5	57.5	116.1	82.2	41.2
% of revenues	12.8%	16.0%		11.1%	15.5%
Components of segment revenue growth:
Organic growth			14.4			9.9
Foreign currency			3.5			4.3
Acquisitions, net			78.6			84.5
Net segment revenue growth			96.5			98.7

Revenues— For the three and six months ended June 28, 2008, the increase in revenues was due primarily to the fourth quarter 2007 acquisition of APV, which contributed $217.1 and $444.1 of revenues during the three and six months ended June 28, 2008, respectively. Additionally, revenues were impacted favorably by organic revenue growth resulting from strong demand within the power, oil and gas and sanitary markets, and the timing of shipments in the second quarter of 2008, as well as the impact of foreign currencies.

Segment Income— For the three and six months ended June 28, 2008, segment income and margin were favorably impacted by organic revenue growth, as well as lean manufacturing and supply chain initiatives. The impact of foreign currency fluctuations also favorably impacted segment income for the three and six months ended June 28, 2008. Segment margins were negatively impacted by lower operating margins at APV, which reduced segment margins by approximately 460 and 570 basis points during the three and six months ended June 28, 2008, respectively.  In particular, segment income for the six months ended June 28, 2008 was reduced by an incremental charge of $7.5, representing the excess fair value (over historical cost) of inventory acquired in the APV transaction that was subsequently sold during the first quarter of 2008.  We expect significant but gradual improvement in APV’s operating margins as a result of the synergies from our integration efforts.

Test and Measurement

	Three months ended			Six months ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
Revenues	$324.2	$288.5	12.4	$598.9	$528.6	13.3
Segment income	36.9	32.6	13.2	61.3	56.4	8.7
% of revenues	11.4%	11.3%		10.2%	10.7%
Components of segment revenue growth:
Organic growth/(decline)			(2.8)			(3.0)
Foreign currency			4.7			4.6
Acquisitions, net			10.5			11.7
Net segment revenue growth			12.4			13.3

Revenues— For the three and six months ended June 28, 2008, the increase in revenues was due to the impact of the acquisitions of JCD in the third quarter of 2007 and Matra in the fourth quarter of 2007, which contributed $29.2 and $59.6 of combined revenues to the three and six months ended June 28, 2008, respectively, as well as the impact of foreign currencies. These increases were offset partially by a decline in organic revenue resulting from lower domestic aftermarket revenues associated with the difficult conditions within the domestic automotive market.

Segment Income— For the three and six months ended June 28, 2008, segment income increased primarily as a result of the acquisitions of JCD and Matra. In addition, the foreign currency fluctuations noted above favorably impacted segment income for the three and six months ended June 28, 2008. Segment income and margins for these periods were impacted unfavorably by lower revenues and margins associated with difficult conditions within the domestic automotive market and additional costs associated with investments in Asia Pacific.

Thermal Equipment and Services

	Three months ended			Six months ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
Revenues	$409.4	$388.1	5.5	$756.2	$700.8	7.9
Segment income	45.6	37.8	20.6	82.0	53.9	52.1
% of revenues	11.1%	9.7%		10.8%	7.7%
Components of segment revenue growth:
Organic growth/(decline)			(1.6)			1.2
Foreign currency			7.1			6.7
Acquisitions, net			—			—
Net segment revenue growth			5.5			7.9

Revenues— For the three months ended June 28, 2008, the increase in revenues was due primarily to the impact of foreign currencies, partially offset by declines in organic revenue due primarily to timing and the uneven nature of large project business in the segment and the increasingly competitive market in China. For the six months ended June 28, 2008, the increase in revenue was due to the impact of foreign currencies and the power market demand for cooling systems and products.

Segment Income—For the three and six months ended June 28, 2008, segment income and margin increased over the respective prior year period as a result of favorable project mix, and improved operating performance across the segment’s product lines. The foreign currency fluctuations noted above also favorably impacted segment income in 2008. Segment income for the three and six months ended June 30, 2007 included a benefit of $5.0 for cost improvements associated with a state-approved environmental remediation plan at a site in California, and a charge of $2.0 million related to a customer contract issue.

Industrial Products and Services

	Three months ended			Six months ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
Revenues	$276.1	$253.2	9.0	$543.1	$464.8	16.8
Segment income	56.7	34.3	65.3	111.0	60.3	84.1
% of revenues	20.5%	13.5%		20.4%	13.0%
Components of segment revenue growth:
Organic growth			7.8			15.6
Foreign currency			1.2			1.2
Acquisitions, net			—			—
Net segment revenue growth			9.0			16.8

Revenues— For the three months ended June 28, 2008, the increase in revenues was due primarily to organic revenue growth driven by strong demand for crystal growing machines for the solar power market and television and radio broadcast antenna systems, partially offset by shipments of power transformers that were delayed due to flooding in the midwest. For the six months ended June 28, 2008, the increase in revenues was due primarily to the organic growth drivers noted above, as well as strong demand for power transformers.

Segment Income— For the three and six months ended June 28, 2008, the increase in segment income and margin was due to the organic revenue growth described above and manufacturing efficiencies achieved from lean and supply chain initiatives. In addition, segment income for the three and six months ended June 30, 2007 included charges of $6.0 and $9.6, respectively, related to the settlement of a legacy product liability matter.

Corporate and Other Expenses

	Three months ended			Six months ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	% Change	2008	2007	% Change
Total consolidated revenues	$1,556.2	$1,207.9	28.8	$2,948.7	$2,223.0	32.6
Corporate expense	24.7	20.9	18.2	54.9	46.3	18.6
% of revenues	1.6%	1.7%		1.9%	2.1%
Stock-based compensation expense	9.8	9.7	1.0	25.9	23.5	10.2
Pension and postretirement expense	7.6	10.7	(29.0)	15.0	21.4	(29.9)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters, our Horsham, PA information technology data center and our Asia-Pacific center in Shanghai, China. For the three and six months ended June 28, 2008, the increase in corporate expense was due primarily to higher salaries and incentive compensation relating to the impact of headcount increases in support of certain key operating initiatives, including the expansion of our Asia-Pacific center, as well as increased professional fees relating to various income tax related projects and increased costs relating to the settlement of a legacy legal matter.

Stock-based Compensation Expense — The increase in stock-based compensation expense for the three and six months ended June 28, 2008 compared to the prior year period was due primarily to an increase in the fair value of our 2008 restricted stock and restricted stock unit awards. The weighted-average fair value of our 2008 stock-based compensation awards, which is directly correlated to changes in our share price (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique), increased approximately 16% compared to the weighted-average fair value of our 2007 awards.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense for the three and six months ended June 28, 2008 was due primarily to a reduction in the amortization of unrecognized losses associated with lower interest rates and a change to the amortization period of certain unrecognized losses.  Prior to January 1, 2008, we amortized actuarial gains/losses for our pension plans over the approximate average service period of active employees expected to receive benefits under the plans.  Based on a decrease in the number of active participants covered under one of our qualified U.S. pension plans, effective January 1, 2008 we began amortizing losses under the plan over the average remaining life expectancy of inactive participants receiving benefits under the plan.  The effect of this change to the amortization period decreased net periodic pension expense by approximately $0.6 and $1.2 in the three and six months ended June 28, 2008, respectively, and is expected to decrease the net periodic pension expense by approximately $2.4 in 2008.

OUTLOOK

                The following table highlights our segment expectations for the remainder of 2008 based on information available on the date of this report.

Segment	Comments
Flow Technology

We expect revenue and profit growth as a result of our acquisition of APV and continued organic growth within the end-markets served by the segment. However, we are projecting lower operating margins in 2008, as APV historically has generated operating margins below those experienced by the rest of the segment’s product lines. We expect significant, but gradual, improvement in APV’s operating margins as a result of the synergies and initiatives from our integration efforts. The segment had backlog of $781.6, $799.1 and $730.7 as of June 28, 2008, March 29, 2008 and December 31, 2007, respectively.

Test and Measurement

We are projecting flat to moderate revenue and profit growth for 2008, with most of the revenue and profit growth derived from the JCD and Matra acquisitions, offset by the impact of potential organic revenue declines driven by the difficult trends within the North American automotive market. Backlog for the segment is not material as the related businesses are short-cycle in nature.

Thermal Equipment and Services

We are projecting revenue and profit growth for the segment in 2008, as global energy and power markets continue to be quite strong. However, we expect the pace of organic revenue growth to be less than the double-digit growth that had been experienced by the segment over the past two years, due in part to a significantly higher revenue base, as well as an increasingly competitive market in China. We had backlog across the segment of $2,002.5, $1,401.0 and $1,254.2 as of June 28, 2008, March 29, 2008 and December 31, 2007, respectively, with the majority within our cooling equipment and thermal services businesses. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services

We expect organic revenue and profit growth to continue across the majority of the segment’s businesses, with the most notable growth coming from our power transformer business. Backlog for the segment totaled $721.3, $763.3 and $640.3 as of June 28, 2008, March 29, 2008 and December 31, 2007, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended June 28, 2008 and June 30, 2007.

Cash Flow

	Six months ended
	June 28,	June 30,
	2008	2007
Continuing operations:
Cash flows from operating activities	$43.3	$89.7
Cash flows used in investing activities	(45.1)	(27.0)
Cash flows from (used in) financing activities	47.6	(378.9)
Cash flows from (used in) discontinued operations	(3.2)	174.4
Change in cash and equivalents due to changes in foreign currency exchange rates	22.9	6.3
Net change in cash and equivalents	$65.5	$(135.5)

Operating Activities—The decrease in cash flows from operating activities during the six months ended June 28, 2008 as compared to the same period in 2007 was due primarily to cash outflows associated with the integration of APV and the timing of cash collections on certain large projects.

Investing Activities—The primary factor contributing to the increase in cash used in investing activities during the first six months of 2008 as compared to the same period in 2007 was an increase of capital expenditures ($46.3 for the six months ended June 28, 2008 compared to $28.2 for the same 2007 period), primarily relating to various strategic initiatives, including our ERP rationalization efforts.

Financing Activities— The primary factors contributing to the increase in cash flows from financing activities during the six months ended June 28, 2008 as compared to the same period in 2007 were as follows:

•                  During the first six months of 2008, we had net borrowings of $135.0 under our revolving loan facilities compared to net repayments of $29.5 during the same period in 2007.

•                  There were no repurchases of common stock during the first six months of 2008 compared to repurchases of $468.7 during the same period in 2007.

•                  Dividends paid totaled $26.5 during the first six months of 2008 compared to $29.8 during the same period in 2007.

The above increases were partially by the following:

•                  Net repayments under our trade receivables financing agreement of $70.0 in the first six months of 2008 compared to net borrowings of $76.0 during the same period in 2007.

•                  Proceeds from the exercise of stock options and other totaled $47.5 in the first six months of 2008 compared to $88.7 during the same period of 2007.

Discontinued Operations— The decrease in cash flows from discontinued operations during the first six months of 2008 as compared to the same period in 2007 was due primarily to an income tax refund in 2007 of $45.4 associated with the losses generated from the sale of Dock Products and proceeds from the sale of Contech in the second quarter of 2007 of $139.2.

Borrowings and Availability

Borrowings —The following table summarizes our debt activity for the first six months of 2008. See Note 10 to the condensed consolidated financial statements for additional details regarding our 2007 debt activity.

	December 31, 2007	Borrowings	Repayments	Other (3)	June 28, 2008
Term loan	$750.0	$—	$(18.8)	$—	$731.2
Domestic revolving loan facility	115.0	492.0	(457.0)	—	150.0
Global revolving loan facility	—	100.0	—	—	100.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (1)	70.0	151.0	(221.0)	—	—
Other indebtedness (2)	84.1	—	(19.6)	1.1	65.6
Total debt	1,568.6	$743.0	$(716.4)	$1.1	1,596.3
Less: short-term debt	255.0				305.0
Less: current maturities of long-term debt	78.9				78.8
Total long-term debt	$1,234.7				$1,212.5

(1)                                  Under this arrangement, we can borrow, on a continuous basis subject to defined availability, up to $130.0.

(2)                                  Includes aggregate balances under extended accounts payable programs and a purchase card program of $54.7 and $57.7 at June 28, 2008 and December 31, 2007, respectively.

(3)                                  “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of June 28, 2008 and December 31, 2007, the participating businesses had $10.7 and $12.8, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of June 28, 2008 and December 31, 2007, the participating businesses had $44.0 and $44.9, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Availability — At June 28, 2008, we had $224.6 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic and global revolving loan facilities of $150.0 and $100.0, respectively, and to $125.4 reserved for outstanding letters of credit. In addition, at June 28, 2008, we had $342.3 of available issuance capacity under our foreign trade facility after giving effect to $607.7 reserved for outstanding letters of credit. See Note 10 to the condensed consolidated financial statements along with the consolidated financial statements contained in our 2007 Annual Report on Form 10-K for additional information on our senior credit facilities. We also have a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. As of June 28, 2008, we had $115.1 available under the trade receivables financing agreement. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

During the third quarter of 2008, we will make pension and retirement-related payments of approximately $40.0 to our former Chairman, Chief Executive Office and President.

We believe that current cash and equivalents, which totaled $419.6 at June 28, 2008, and our availability under our senior credit facilities and existing trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements, and required debt service.

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

                We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis include the following as of June 28, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets – currency forward and commodity contracts	$—	$2.4	$—
Current liabilities – currency forward contracts	—	2.6	—
Long-term liabilities – interest rate swaps	—	14.3	—

Interest Rate Swaps

We maintain interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates on our variable rate term loan. These swaps, which we designated and account for as cash flow hedges, have maturities through September 2012 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of June 28, 2008, the aggregate notional amounts of the swaps was $570.0.  The unrealized loss, net of taxes, recorded in accumulated other comprehensive income was $8.8 and $9.1 as of June 28, 2008 and December 31, 2007, respectively. In addition, as of June 28, 2008 and December 31, 2007, we recorded a long-term liability of $14.3 and $14.8, respectively, to recognize the fair value of our swaps.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of select non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound and Chinese Yuan.

From time to time, we enter into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on forecasted transactions denominated in foreign currencies. and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Some of the underlying forecasted transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. The changes in the fair value of these FX forward contracts and embedded derivatives are recorded in “Other income (expense)” in the period of change. The net impact of the changes in fair values of these derivatives was not material to our condensed consolidated financial statements for the three and six months ended June 28, 2008 and June 30, and 2007.

We had FX forward contracts with an aggregate notional amount of $132.9 outstanding as of June 28, 2008. The fair values of our FX forward contracts and related embedded derivatives were as follows:

	June 28, 2008		December 31, 2007
	Current Assets	Current Liabilities	Current Assets	Current Liabilities
FX forward contracts	$0.6	$1.2	$—	$0.1
Embedded derivatives	0.5	1.4	—	0.8

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for such transactions as cash flow hedges. As of June 28, 2008 and December 31, 2007, the unrealized gain/(loss), net of tax, recorded in accumulated other comprehensive income was $1.0 and $(0.6), respectively. We expect to reclassify the unrealized gain mentioned above to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair values of contracts that had not settled with the counterparty as of June 28, 2008 and December 31, 2007 were $1.3 (recorded as a current asset) and $0.7 (recorded as a current liability), respectively. The amount of gain or loss recognized during the three and six months ended June 28, 2008 and June 30, 2007 related to the ineffectiveness of the hedges was not material to our condensed consolidated financial statements.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.  Our total net liabilities for unrecognized tax benefits including interest were approximately $124.7 as of June 28, 2008.  We believe that within the next 12 months it is reasonably possible that we could pay approximately $12.0 to $18.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 28, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2008.

On December 31, 2007, we completed the acquisition of APV. As permitted by the Securities and Exchange Commission, management excluded the APV business from its assessment of internal control over financial reporting as of December 31, 2007 and its interim assessment as of June 28, 2008. Total assets of APV constituted approximately 15% of our total consolidated assets as of June 28, 2008. The internal control processes and systems of APV are discrete, and we continue to evaluate them.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 28, 2008 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended June 28, 2008:

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program

4/1/08-4/30/08	—	$—	—	—

5/1/08-5/31/08	0.011	122.31	—	—

6/1/08-6/28/08	—	—	—	—

Total	0.011	122.31	—	—

(1)	Consists of the surrender to us of common stock in order to satisfy tax withholding obligations in connection with the vesting of restricted stock.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 1, 2008, at which stockholders elected three directors with terms expiring and voted on other matters as outlined below.  The results of the voting for each item voted on by the stockholders were as follows:

Proposal 1:  Election of Directors

Director	Term Expiring	For	Against	Abstain
J. Kermit Campbell	2011	46,058,732	1,740,116	370,481
Emerson U. Fullwood	2011	47,382,801	419,507	367,021
Michael J. Mancuso	2011	47,426,223	366,546	376,560

Proposal 2:  Ratification of the Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accountants in 2008

For	Against	Abstain
47,612,489	456,764	100,076

ITEM 6. Exhibits

10.1	SPX Corporation Supplemental Retirement Savings Plan, as Amended and Restated May 31, 2008
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: August 1, 2008	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: August 1, 2008	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

10.1	SPX Corporation Supplemental Retirement Savings Plan, as Amended and Restated May 31, 2008
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan or arrangement.