Form 10-Q
period 2008-09-27
SPX CORP
filed 2008-10-31
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Common shares outstanding October 27, 2008 54,424,405

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Revenues	$1,509.6	$1,172.0	$4,425.5	$3,360.6
Costs and expenses:
Cost of products sold	1,062.9	825.9	3,101.9	2,417.4
Selling, general and administrative	280.0	218.3	869.5	647.9
Intangible amortization	6.4	4.3	19.7	13.0
Special charges, net	4.8	2.4	9.7	3.9
Operating income	155.5	121.1	424.7	278.4

Interest expense	(28.3)	(23.5)	(88.7)	(55.8)
Interest income	3.4	2.3	7.6	6.4
Other expense, net	(11.8)	(1.2)	(13.1)	(2.7)
Equity earnings in joint ventures	9.9	9.1	33.1	29.1
Income from continuing operations before income taxes	128.7	107.8	363.6	255.4

Income tax provision	(18.2)	(12.9)	(99.0)	(59.0)
Income from continuing operations	110.5	94.9	264.6	196.4

Income (loss) from discontinued operations, net of tax	0.3	(1.5)	5.5	4.0
Gain (loss) on disposition of discontinued operations, net of tax	6.2	(0.5)	3.1	(14.4)
Income (loss) from discontinued operations, net of tax	6.5	(2.0)	8.6	(10.4)

Net income	$117.0	$92.9	$273.2	$186.0

Basic income per share of common stock
Income from continuing operations	$2.06	$1.79	$4.98	$3.52
Income (loss) from discontinued operations	0.12	(0.04)	0.16	(0.19)

Net income per share	$2.18	$1.75	$5.14	$3.33

Weighted average number of common shares outstanding — basic	53.694	53.045	53.124	55.809

Diluted income per share of common stock
Income from continuing operations	$2.01	$1.74	$4.86	$3.43
Income (loss) from discontinued operations	0.12	(0.03)	0.16	(0.18)

Net income per share	$2.13	$1.71	$5.02	$3.25

Weighted average number of common shares outstanding — diluted	54.876	54.473	54.476	57.273

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 27, 2008	December 31, 2007
ASSETS
Current assets:
Cash and equivalents	$466.4	$354.1
Accounts receivable, net	1,419.0	1,269.2
Inventories, net	721.3	667.0
Other current assets	165.5	115.5
Deferred income taxes	91.5	94.5
Assets of discontinued operations	149.4	215.9
Total current assets	3,013.1	2,716.2
Property, plant and equipment:
Land	37.7	37.9
Buildings and leasehold improvements	245.6	233.1
Machinery and equipment	671.8	610.8
	955.1	881.8
Accumulated depreciation	(451.2)	(403.1)
Net property, plant and equipment	503.9	478.7
Goodwill	1,945.5	1,930.1
Intangibles, net	692.2	707.7
Other assets	408.5	404.7

TOTAL ASSETS	$6,563.2	$6,237.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$628.4	$714.6
Accrued expenses	1,148.3	1,035.4
Income taxes payable	25.0	7.5
Short-term debt	260.3	254.4
Current maturities of long-term debt	76.4	78.9
Liabilities of discontinued operations	40.3	80.6
Total current liabilities	2,178.7	2,171.4

Long-term debt	1,194.0	1,234.7
Deferred and other income taxes	211.2	240.5
Other long-term liabilities	570.5	574.4
Total long-term liabilities	1,975.7	2,049.6

Minority interest	14.2	10.4

Shareholders’ equity:
Common stock (96,421,423 and 54,396,641 issued and outstanding at September 27, 2008, respectively, and 95,581,690 and 52,791,375 issued and outstanding at December 31, 2007, respectively)	971.0	963.5
Paid-in capital	1,381.4	1,296.0
Retained earnings	2,278.7	2,045.9
Accumulated other comprehensive income	64.6	38.1
Common stock in treasury (42,024,782 and 42,790,315 shares at September 27, 2008 and December 31, 2007, respectively)	(2,301.1)	(2,337.5)
Total shareholders’ equity	2,394.6	2,006.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,563.2	$6,237.4

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 27,	September 29,
	2008	2007
Cash flows from (used in) operating activities:
Net income	$273.2	$186.0
Less: Income (loss) from discontinued operations, net of tax	8.6	(10.4)
Income from continuing operations	264.6	196.4
Adjustments to reconcile income from continuing operations to net cash from operating activities
Special charges, net	9.7	3.9
Deferred and other income taxes	(13.1)	(4.3)
Depreciation and amortization	83.8	57.7
Pension and other employee benefits	41.0	44.5
Stock-based compensation	33.7	32.0
Other, net	21.5	19.9
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other	(181.9)	(36.2)
Inventories	(48.5)	(68.6)
Accounts payable, accrued expenses, and other	(49.8)	(107.2)
Cash spending on restructuring actions	(13.9)	(3.2)
Net cash from continuing operations	147.1	134.9
Net cash from discontinued operations	5.8	30.4
Net cash from operating activities	152.9	165.3
Cash flows from (used in) investing activities:
Proceeds from asset sales	1.3	3.2
Business acquisitions and investments, net of cash acquired	(11.7)	(42.0)
Capital expenditures	(78.9)	(46.9)
Net cash used in continuing operations	(89.3)	(85.7)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $35.7 and $134.5 for the nine months ended September 27, 2008 and September 29, 2007, respectively)	31.8	130.5
Net cash from (used in) investing activities	(57.5)	44.8
Cash flows from (used in) financing activities:
Borrowings under revolving loan facilities	615.0	1,347.3
Repayments under revolving loan facilities	(600.0)	(1,137.8)
Borrowings under trade receivables agreement	261.0	405.0
Repayments under trade receivables agreement	(261.0)	(335.0)
Net repayments under other financing arrangements	(52.7)	(21.3)
Purchases of common stock	—	(715.9)
Proceeds from the exercise of employee stock options and other	80.1	99.3
Financing fees paid	—	(8.4)
Dividends paid	(40.0)	(43.5)
Net cash from (used in) continuing operations	2.4	(410.3)
Net cash used in discontinued operations	(0.4)	(5.1)
Net cash from (used in) financing activities	2.0	(415.4)
Change in cash and equivalents due to changes in foreign currency exchange rates	14.9	10.9
Net change in cash and equivalents	112.3	(194.4)
Consolidated cash and equivalents, beginning of period	354.1	477.2
Consolidated cash and equivalents, end of period	$466.4	$282.8

Cash and equivalents of continuing operations	$466.4	$282.8

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

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. Our only significant investment reported under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture, which we account for on a three-month lag. EGS’s revenues and our equity earnings from our investment in EGS totaled $142.9 and $9.6 and $132.0 and $9.6 for the three months ended September 27, 2008 and September 29, 2007, respectively.  For the nine months ended September 27, 2008 and September 29, 2007, EGS’s revenues and our equity earnings from our investment in EGS totaled $422.3 and $31.9 and $389.5 and $29.3, respectively.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2007 Annual Report on Form 10-K. Interim results are not necessarily indicative of expected results for a full year. We have reclassified certain prior year amounts to conform to the current year presentation, including the results of discontinued operations. In addition, we reclassified, within the investing section of our accompanying condensed consolidated statements of cash flows for the nine months ended September 29, 2007, proceeds from the sale of discontinued operations from net cash used in continuing operations to net cash from discontinued operations, as we believe such presentation is more reflective of the concepts contained in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 for information on discontinued operations).

During the second quarter of 2008, we began classifying payments associated with employee income tax withholding obligations on vested restricted stock unit and restricted stock awards as financing cash flows (previously classified as operating cash flows), as we believe such presentation is more reflective of the substance of the underlying transactions. As such, for the nine months ended September 29, 2007, we have reclassified $19.9 of employee income tax withholding obligations on vested restricted stock unit and restricted stock awards as financing cash flows in order to conform to current year presentation. This amount, along with the $27.4 for the nine months ended September 27, 2008, has been included in “Proceeds from the exercise of employee stock options and other, net” in the accompanying condensed consolidated statements of cash flows.

It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter. The interim closing dates for the first, second and third quarters of 2008 are March 29, June 28 and September 27, compared to March 31, June 30 and September 29 for 2007, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2008 and will have two additional days in the fourth quarter of 2008 when compared to the respective 2007 periods.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to reduce volatility in reported earnings, caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting rules. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and have not elected to apply the fair value option.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”) which replaces SFAS No. 141. SFAS No. 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions we consummate after the effective date. At December 31, 2007, $19.3 of the $113.0 net liability for unrecognized tax benefits, including interest, and $95.4 of the $182.4 total valuation allowance related to balances recorded in connection with acquisitions. If those liabilities for unrecognized tax benefits are settled for different amounts prior to the adoption of SFAS No. 141(R), the adjustment will affect goodwill. Similarly, any reduction of acquisition-related valuation allowances would reduce goodwill. However, if the liability for unrecognized tax benefits or valuation allowance is adjusted subsequent to the adoption of SFAS No. 141(R), the adjustments will affect income tax expense in the period of reversal. We are still assessing the full impact of this standard on our future consolidated financial statements.

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

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-01, “Accounting for Collaborative Arrangements.” EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are (1) active participants to the arrangements and (2) exposed to significant risks and rewards that depend on the commercial success of the endeavor. EITF 07-01 requires that costs incurred and revenues generated from transactions with third parties should be reported by the collaborators on the appropriate line item in their respective income statements. EITF 07-01 also states that the income statement characterization of payments between the participants to a collaborative arrangement should be based on other authoritative literature if the payments are within the scope of such literature. EITF 07-01 requires collaborators to disclose, in the footnotes to financial statements in the initial period of adoption and annually thereafter, (1) the income statement classification and amounts attributable to transactions arising from collaborative arrangements between participants for each period for which an income statement is presented and (2) information regarding the nature and purpose of the collaborative arrangement, the collaborators’ rights and obligations under the arrangement, and any accounting policies for the collaborative arrangement. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We currently are evaluating the impact of adoption that EITF 07-01 may have on our consolidated financial statements, specifically, as it relates to our consortium arrangements. See Note 13 for additional details of our consortium arrangements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We do not expect the adoption of  FSP No. FAS 142-3 to have a material impact on our consolidated financial statements.

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

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The objective of the FSP is to expand the disclosure requirements for derivative instruments and certain guarantees, which currently do not adequately address the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives and certain guarantees. Therefore, this FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. In addition, this FSP amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require disclosure about the current status of the payment/performance risk of a guarantee. FSP No. FAS 133-1 and FIN 45-4 shall be effective for fiscal years, and interim periods within those fiscal years, ending after November 15, 2008. We do not expect the adoption of FSP No. FAS 133-1 and FIN 45-4 to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3 to clarify the application of SFAS No. 157 in a market that is not active and to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP No. FAS 157-3 was effective upon issuance; however, the adoption of FSP No. FAS 157-3 did not have an impact on our financial statements.

(3)           ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

During September 2008, in the Test and Measurement segment, we completed the acquisition of Autoboss Tech Inc., a China-based manufacturer of diagnostic tools and equipment serving China’s vehicle maintenance and repair market, for a purchase price of $9.7. The acquired business had revenues of approximately $7.9 in the twelve months prior to its acquisition.

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

The assets acquired and liabilities assumed of APV were recorded at preliminary estimates of fair values as determined by management, based on information then currently available and on then current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations and working capital settlement. The working capital settlement is unresolved at this time. During the nine months ended September 27, 2008, we recorded our revised estimates of fair value for certain assets and liabilities resulting in a net increase to goodwill of $13.5.

As part of our original acquisition plan, we expect to incur costs of $60.0 to $80.0 related to the integration of APV businesses. The plan is expected to be finalized during the fourth quarter of 2008, with the majority of the related costs recorded through acquisition accounting.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed of APV at the date of acquisition, and reflects acquisition accounting adjustments recorded during the nine months ended September 27, 2008:

Assets acquired:
Current assets, including cash and equivalents of $41.7	$390.7
Net property, plant and equipment	78.6
Goodwill	203.9
Intangible assets	205.4
Other assets	39.1
Total assets acquired	917.7

Liabilities assumed:
Current liabilities	330.0
Other long-term liabilities	63.5
Total liabilities acquired	393.5
Net assets acquired	$524.2

The identifiable intangible assets acquired consist of customer relationships of $69.0 with estimated useful lives of 14 to 16 years, technology of $45.9 with estimated useful lives of 16 to 18 years, trademarks of $90.0 with indefinite useful lives and a non-compete agreement of $0.5 with a useful life of three years, with such amounts based on a preliminary assessment of the related fair values.

The following unaudited pro forma information presents our results of operations for the three and nine months ended September 29, 2007, as if the acquisition of APV had taken place on January 1, 2007. The unaudited pro forma financial information is not intended to represent or be indicative of our condensed consolidated results of operations that would have been reported had the acquisition been completed as of January 1, 2007, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions which management believes are reasonable. However, these results do not include any anticipated cost savings or expenses of the planned integration of APV. These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the relevant period, such as imputed financing cost, amortization of inventory step-up and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired.

	Three Months Ended September 29, 2007	Nine Months Ended September 29, 2007
Revenues	$1,383.0	$4,028.6
Income from continuing operations	90.0	164.0
Net income	88.0	153.6

Income from continuing operations per share:
Basic	$1.70	$2.94
Diluted	$1.65	$2.86

Net income per share:
Basic	$1.66	$2.75
Diluted	$1.62	$2.68

Discontinued Operations

As part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors. We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. The following businesses, which have been sold, met these requirements in, and therefore have been reported as discontinued operations for, the periods presented:

Business	Quarter Discontinued	Actual Closing Date of Sale
Air Filtration	Q3 2007	Q3 2008
Balcke-Duerr Austria GmbH (“BD Austria”)	Q4 2007	Q4 2007
Nema AirFin GmbH (“Nema”)	Q4 2007	Q4 2007
Contech (“Contech”)	Q3 2006	Q2 2007

Air Filtration — Sold for total consideration of $40.9, of which $5.2 was recorded as a receivable from the anticipated working capital settlement, resulting in a gain, net of taxes, of $2.4 during the third quarter of 2008. During the first quarter of 2008, we recorded a net charge of $3.1 to “Gain (loss) on disposition of discontinued operations, net of tax” to adjust the deferred tax assets of the Air Filtration business to their estimated net realizable value. During the third quarter of 2007, we recorded a net charge of $11.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

BD Austria — Sold for cash proceeds of $11.6, exclusive of cash balances assumed by the buyer of $30.0, resulting in a gain, net of taxes, of $17.2 during the fourth quarter of 2007.

Nema — Sold for $6.8 in cash, net of cash balances assumed by the buyer of $0.4, for a loss, net of taxes, of $2.3 during the fourth quarter of 2007.

Contech — Sold to Marathon Automotive Group, LLC for net cash proceeds of $134.3.  During 2007, we recorded a net loss on the sale of $13.6, including a $6.6 charge during the first quarter of 2007 to reduce the carrying value of the net assets sold to the net proceeds received from the sale, a net charge of $4.3 during the second quarter of 2007 due primarily to expenses that were contingent upon the consummation of the sale, and a net charge of $0.1 during the third quarter of 2007.  During the third quarter of 2006, we recorded a charge of $102.7 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

During the first quarter of 2008, we committed to a plan to divest our vibration test equipment business within our Test and Measurement segment.  We have entered into a definitive agreement and anticipate that the sale will be completed during the fourth quarter of 2008. We have reported, for all periods presented, the financial condition, results of operations and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.

During the third quarter of 2008, we committed to a plan to divest a business within our Flow Technology segment and a business within our Test and Measurement segment.  We are actively pursuing the sale of these businesses and anticipate that the sales will be completed during the next twelve months. We have reported, for all periods presented, the financial condition, results of operations and cash flows of these businesses as discontinued operations in our condensed consolidated financial statements. As a result of the planned divesture in the Test and Measurement segment, we recorded a net charge of $1.2 during the third quarter of 2008 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the related net assets to be sold to their estimated net realizable value.

On August 26, 2008, we reached an agreement with the Internal Revenue Service (“IRS”) regarding audits of our 2003 through 2005 Federal income tax returns. Upon the resolution of the examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $5.0 to “Gain (loss) on disposition of discontinued operations, net of tax” associated with a business previously disposed of and reported as a discontinued operation.

During the third quarter of 2007, we recognized an income tax benefit of $13.5 to “Gain (loss) on disposition of discontinued operations, net of tax” relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily during 2005. These additional gains should have been recorded in the period in which such businesses were disposed. We have evaluated the effects of these corrections on prior periods’ consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” and concluded that no prior period is materially misstated. In addition, we have considered the effects of these corrections on our interim and annual results of operations for the periods ended September 29, 2007 and December 31, 2007, respectively, and concluded that the impact on these periods is not material.

In addition to the Contech and Air Filtration businesses discussed above, we recognized net losses of $2.9 and $5.9 for the three and nine months ended September 29, 2007, respectively, resulting from adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2007 Annual Report on Form 10-K for the disclosure of all discontinued businesses for the period from the beginning of 2005 through 2007.

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

                For the three and nine months ended September 27, 2008 and September 29, 2007, respectively, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Income (loss) from discontinued operations	$(1.6)	$(35.1)	$4.4	$(35.6)
Income tax benefit	8.1	33.1	4.2	25.2
Income (loss) from discontinued operations, net	$6.5	$(2.0)	$8.6	$(10.4)

For the three and nine months ended September 27, 2007 and September 29, 2007, respectively, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Revenues	$35.4	$85.5	$166.3	$342.3

Pre-tax income (loss)	0.3	(0.2)	6.3	8.1

The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are shown below:

	September 27, 2008	December 31, 2007
Assets:
Accounts receivable, net	$28.0	$48.2
Inventories, net	37.9	49.4
Other current assets	4.7	7.9
Net property, plant and equipment	8.9	28.0
Goodwill and intangibles, net	64.8	77.6
Other assets	5.1	4.8
Assets of discontinued operations	$149.4	$215.9

Liabilities:
Accounts payable	$15.7	$28.5
Accrued expenses	15.3	30.3
Short-term debt	0.5	1.5
Deferred and other income taxes	5.9	12.0
Long-term debt and other	2.9	8.3
Liabilities of discontinued operations	$40.3	$80.6

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

Test and Measurement

Our Test and Measurement segment engineers and manufactures branded, technologically advanced test and measurement products used across the transportation, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services, and sophisticated testing and validation. Products for the segment include specialty automotive diagnostic service tools, fare-collection systems, and portable cable and pipe locators. The segment continues to focus on initiatives such as lean manufacturing, expanding its commercialization of the European and Asia Pacific markets and leveraging its outsourcing model.

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products for the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its global reach, as well as increasing thermal components and service offerings, particularly in South Africa, Europe, and Asia Pacific. The segment’s South African subsidiary has a Black Economic Empowerment minority shareholder, which holds a 25.1% interest.

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

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters, our Horsham, PA information technology data center (“IT Center”) and our Asia-Pacific center in Shanghai, China. As described in Note 5, during the three months ended September 27, 20008 we initiated a plan for the shut-down of our IT Center in Horsham, PA. We expect to complete this shut-down in 2009.

Financial data for our business segments, including the results of businesses acquired from the respective dates of acquisition, were as follows:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Revenues (1):
Flow Technology	$493.0	$256.3	$1,519.6	$759.5
Test and Measurement	260.0	245.0	850.0	764.8
Thermal Equipment and Services	436.8	422.1	1,193.0	1,122.9
Industrial Products and Services	319.8	248.6	862.9	713.4
Total revenues	$1,509.6	$1,172.0	$4,425.5	$3,360.6

Segment income:
Flow Technology	$55.8	$44.2	$172.2	$124.6
Test and Measurement (2)	30.3	22.0	90.8	77.4
Thermal Equipment and Services	52.4	56.5	134.4	110.4
Industrial Products and Services (3)	70.3	44.0	181.3	104.3
Total segment income	208.8	166.7	578.7	416.7

Corporate expense	(25.9)	(23.6)	(80.8)	(69.9)
Pension and postretirement expense	(14.8)	(11.1)	(29.8)	(32.5)
Stock-based compensation expense	(7.8)	(8.5)	(33.7)	(32.0)
Special charges, net	(4.8)	(2.4)	(9.7)	(3.9)

Consolidated operating income	$155.5	$121.1	$424.7	$278.4

(1)

Under the percentage of completion method, we recognized revenues of $340.0 and $310.5 in the three months ended September 27, 2008 and September 29, 2007, respectively. For the nine months ended September 27, 2008 and September 29, 2007, revenues under the percentage of completion method were $1,039.4 and $793.9, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $274.2 and $195.6 as of September 27, 2008 and December 31, 2007, respectively, and were classified as a component of “Accounts receivable, net” in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $326.2 and $198.7 as of September 27, 2008 and December 31, 2007, respectively, and were classified as a component of “Accrued expenses” in the condensed consolidated balance sheets.

(2)

During the third quarter of 2007, an internal audit of an operation in Japan uncovered employee misconduct and improper accounting entries. Correction of these matters, substantially all of which related to periods prior to 2007, resulted in a charge of $7.4 during the three and nine months ended September 29, 2007, which included $2.4 of inventory write-downs, $2.0 of accounts receivable write-offs, and $3.0 of other adjustments.

(3)

We recorded charges of $9.6 during the nine months ended September 29, 2007 related to the settlement of a legacy product liability matter. Such charges are included in cost of products sold in the accompanying consolidated statement of operations.

(5)           SPECIAL CHARGES

Special charges, net, for the three and nine months ended September 27, 2008 and the three and nine months ended September 29, 2007 are summarized and described in more detail below:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Flow Technology	$0.5	$—	$1.7	$0.1
Test and Measurement	1.5	1.6	3.0	2.1
Thermal Equipment and Services	1.1	—	2.1	0.6
Industrial Products and Services	—	0.6	—	0.7
Corporate	1.7	0.2	2.9	0.4
Total	$4.8	$2.4	$9.7	$3.9

Flow Technology Segment – Charges for the three and nine months ended September 27, 2008 related primarily to the relocation of the segment’s headquarters from Delavan, WI to Charlotte, NC.  The charges for the nine months ended September 29, 2007 related to costs associated with the completion of previously announced consolidation initiatives.

Test and Measurement Segment – Charges for the three and nine months ended September 27, 2008 related primarily to exit costs associated with a plan to consolidate distribution activities within the segment, costs associated with the closure of a manufacturing facility in Owatonna, MN, and costs associated with integrating the segment’s technical and training service line into its diagnostic tools business. The charges for the three and nine months ended September 29, 2007 related primarily to workforce reduction costs associated with various consolidation initiatives.

Thermal Equipment and Services Segment – Charges for the three and nine months ended September 27, 2008 related primarily to the relocation of the segment’s headquarters from Overland Park, KS to Charlotte, NC, outsourcing certain functions associated with a manufacturing facility in China, and the shut-down of a facility in Houston, TX. The charges for the nine months ended September 29, 2007 related primarily to lease holding costs associated with an idle facility in Belgium.

Industrial Products and Services Segment - The charges for the three and nine months ended September 29, 2007 related primarily to the planned divestiture of an idle facility.

Corporate - Charges for the three months ended September 27, 2008 related primarily to expenses of $0.9 for outsourcing certain functions associated with the shut-down of our IT Center in Horsham, PA, an impairment charge of $0.6 related to the expected sale of a facility in Newtown, CT, and $0.1 associated with our legal entity reduction initiative. Charges for the nine months ended September 27, 2008 included the items noted above, as well as an impairment charge of $1.0 associated with an idle facility. The charges for the three and nine months ended September 29, 2007 related primarily to costs associated with the legal entity reduction initiative.

The following is an analysis of our restructuring and integration liabilities for the nine months ended September 27, 2008 and September 29, 2007:

	Nine months ended
	September 27,	September 29,
	2008	2007
Beginning balance	$12.6	$4.9
Special charges – cash (1)	7.9	3.4
Adjustments related to acquisition accounting	(0.2)	(0.1)
Utilization – cash	(13.9)	(3.2)
Currency translation adjustment and other	1.2	(0.4)
Ending balance (2)	$7.6	$4.6

(1)

The nine months ended September 27, 2008 and September 29, 2007 exclude $1.8 and $0.5, respectively, of non-cash special charges relating to asset impairments that impact special charges but not the related liabilities.

(2) The balance at September 27, 2008 was composed of $4.2 relating to acquisition integration plans and $3.4 for various restructuring initiatives.

(6)	INVENTORIES

Inventories consisted of the following amounts:

	September 27, 2008	December 31, 2007
Finished goods	$233.3	$224.0
Work in process	208.4	148.1
Raw material and purchased parts	317.4	326.1
Total FIFO cost	759.1	698.2
Excess of FIFO cost over LIFO inventory value	(37.8)	(31.2)
Total inventories	$721.3	$667.0

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Approximately 37% and 39% of the total inventory at September 27, 2008 and December 31, 2007, respectively, were domestic inventories valued using the last-in, first-out (“LIFO”) method. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $3.3 and $3.2 at September 27, 2008 and December 31, 2007, respectively.

(7)           GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	December 31, 2007	Goodwill resulting from business combinations	Foreign Currency Translation and other (1)	September 27, 2008
Flow Technology	$661.1	$—	$17.9	$679.0
Test and Measurement	368.4	3.5	(1.4)	370.5
Thermal Equipment and Services	612.6	—	(3.8)	608.8
Industrial Products and Services	288.0	—	(0.8)	287.2
Total	$1,930.1	$3.5	$11.9	$1,945.5

(1)

Includes adjustments resulting from acquisitions completed not more than one year after the consummation date and adjustments to tax positions considered uncertain at the date of the acquisition. For the nine months ended September 27, 2008, net adjustments resulting from acquisition accounting related to the APV transaction totaled $13.5, which is included in the Flow Technology Segment. Various changes from foreign currency translation and tax related adjustments totaled $6.5 and ($8.1), respectively, for the nine months ended September 27, 2008.

Other Intangibles

	September 27, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patents	$29.0	$(21.2)	$7.8	$28.9	$(19.4)	$9.5
Technology	73.9	(10.2)	63.7	73.5	(6.7)	66.8
Customer relationships	219.1	(29.1)	190.0	219.2	(18.9)	200.3
Other	28.4	(9.1)	19.3	31.0	(10.6)	20.4
	350.4	(69.6)	280.8	352.6	(55.6)	297.0
Trademarks with indefinite lives	411.4	—	411.4	410.7	—	410.7
Total	$761.8	$(69.6)	$692.2	$763.3	$(55.6)	$707.7

Estimated annual amortization expense related to these intangible assets is $26.4 in 2008, $21.6 in 2009, $21.0 in 2010, $19.7 in 2011 and $19.7 in 2012.

At September 27, 2008, intangible assets with determinable lives consisted of $161.3 in the Flow Technology segment, $85.0 in the Test and Measurement segment, and $29.0 in the Thermal Equipment and Services segment. Trademarks with indefinite lives were associated with $219.6 in the Flow Technology segment, $55.0 in the Test and Measurement segment, $121.7 in the Thermal Equipment and Services segment, and $15.1 in the Industrial Products and Services segment.

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

Our annual goodwill impairment testing during the fourth quarter of 2007 identified two reporting units (Filtran, our automatic transmission business, and Weil-McLain, our boiler products business) whose fair value exceeded their carrying value by less than 10%. The aggregate goodwill and indefinite-lived intangible asset balance for these two reporting units was $153.2 at September 27, 2008.

(8)           WARRANTY

The following is an analysis of our product warranty accrual for the first nine months of 2008 and 2007:

	Nine months ended
	September 27,	September 29,
	2008	2007
Balance at beginning of period	$60.4	$53.1
Acquisitions	5.2	3.2
Provisions	15.3	22.1
Usage	(17.2)	(21.2)
Balance at end of period	63.7	57.2
Less: Current portion of warranty	47.2	41.3
Non-current portion of warranty	$16.5	$15.9

(9)	EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Service cost	$2.0	$1.9	$5.8	$6.2
Interest cost	16.3	15.6	48.9	47.9
Expected return on plan assets	(19.5)	(18.8)	(58.6)	(57.6)
Amortization of unrecognized losses	5.3	8.6	15.9	24.8
Amortization of unrecognized prior service cost	(0.2)	(0.2)	(0.6)	(0.5)
Curtailment/ settlement (gain) loss	7.1	(0.5)	7.1	3.2
Total net periodic pension benefit expense	11.0	6.6	18.5	24.0
Less: Net periodic pension benefit income (expense) of discontinued operations	—	0.5	—	(3.5)
Net periodic pension benefit expense of continuing operations	$11.0	$7.1	$18.5	$20.5

Foreign Pension Plans

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Service cost	$0.8	$0.7	$2.6	$2.2
Interest cost	4.1	3.3	12.0	10.0
Expected return on plan assets	(4.3)	(3.9)	(13.3)	(11.8)
Amortization of unrecognized losses	0.3	0.3	0.9	1.2
Amortization of unrecognized prior service cost	(0.1)	—	(0.1)	—
Net periodic pension benefit expense	$0.8	$0.4	$2.1	$1.6

Postretirement Plans

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	2.4	2.7	7.3	7.8
Amortization of unrecognized losses	0.9	1.1	2.7	3.3
Amortization of unrecognized prior service cost	(0.4)	(0.3)	(1.0)	(0.9)
Net periodic pension benefit expense	$3.0	$3.6	$9.2	$10.4

During the first nine months of 2008, we made contributions of approximately $10.9 to our foreign and qualified domestic pension plans.  Our estimates of full-year 2008 required employer contributions to our employee benefit plans have not changed significantly from those disclosed in the consolidated financial statements contained in our 2007 Annual Report on Form 10-K.

During the third quarter of 2008, we recorded a pension settlement charge of $7.1 associated with lump sum payments to our former Chief Executive Officer to settle remaining obligations of our non-qualified domestic pension plans. The lump sum payments totaled $31.8 and were made in August 2008.  A pension settlement is recognized when the total lump sum pension payments for a year exceed the sum of service costs plus interest cost component of the pension expense for that year. The amount of the settlement is the immediate recognition of a portion of the plan’s overall net loss in proportion to the amount of the benefit obligation being settled.

Actuarial gains/losses for our pension plans are generally amortized over the approximate average service period of active employees expected to receive benefits under the plans.  Based on a decrease in the number of active participants covered under one of our qualified U.S. pension plans, effective January 1, 2008, we began amortizing losses under the plan over the average remaining life expectancy of inactive participants receiving benefits under the plan.  The effect of this change to the amortization period decreased net periodic pension expense by approximately $0.6 and $1.8 in the three and nine months ended September 27, 2008, respectively, and is expected to decrease the net periodic pension expense by approximately $2.4 in 2008.

(10)         INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the nine months ended September 27, 2008:

	December 31, 2007	Borrowings	Repayments	Other (3)	September 27, 2008
Term loan	$750.0	$—	$(37.6)	$—	$712.4
Domestic revolving loan facility	115.0	515.0	(500.0)	—	130.0
Global revolving loan facility	—	100.0	(100.0)	—	—
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (1)	70.0	261.0	(261.0)	—	70.0
Other indebtedness (2)	83.5	—	(15.1)	0.4	68.8
Total debt	1,568.0	$876.0	$(913.7)	$0.4	1,530.7
Less: short-term debt	254.4				260.3
Less: current maturities of long-term debt	78.9				76.4
Total long-term debt	$1,234.7				$1,194.0

(1)

Under this arrangement, which is subject to renewal in November 2008, we can borrow on a continuous basis subject to defined availability, up to $130.0.

(2)

Includes aggregate balances under extended accounts payable programs and a purchase card program of $58.8 and $57.1 at September 27, 2008 and December 31, 2007, respectively.

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

Our senior credit facilities require that we maintain a Consolidated Interest Coverage Ratio (generally defined as the ratio of consolidated adjusted EBITDA for the trailing four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00, and a Consolidated Leverage Ratio as of the last day of any fiscal quarter of no more than 3.25 to 1.00. Our senior credit facilities also contain covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchases of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities.  We do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Lastly, our senior credit facilities contain customary representations, warranties, affirmative covenants and events of default.

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

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 5.45% at September 27, 2008, inclusive of the impact of interest rate protection agreements.

At September 27, 2008, we were in compliance with all covenant provisions of our senior credit facilities, and did not have any restrictions on our ability to repurchase shares or pay dividends.

Senior Notes

In December 2007, we issued in a private placement $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in 2014. We used the net proceeds from the offering for general corporate purposes including the financing of our acquisition of APV (see Note 3). The interest payment dates for these notes are June 15 and December 15 of each year. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2010, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 107.625%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. At September 27, 2008, we were in compliance with all covenant provisions of these senior notes. We have agreed to conduct a registered exchange offer for the notes and will use commercially reasonable efforts to exchange the notes for a new issue of identical debt securities within 150 days from February 28, 2009, if the notes are not freely tradable before this date, and file under certain circumstances a shelf registration statement to cover resales of the notes and to cause the registration statement to be declared effective by the SEC. If we fail to satisfy these obligations, we have agreed to pay additional interest to holders of the notes under certain circumstances.

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

Our derivative assets and liabilities include interest rate swaps, currency foreign contracts and commodity price protection agreements that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

As of September 27, 2008, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties’ credit risks.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis include the following as of September 27, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets – currency forward contracts	$—	$0.5	$—
Current liabilities – currency forward and commodity contracts	—	2.7	—
Long-term liabilities – interest rate swaps	—	16.1	—

Interest Rate Swaps

We maintain interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates on our variable rate term loan. These swaps, which we designate and account for as cash flow hedges, have maturities through December 2011 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of September 27, 2008, the aggregate notional amount of the swaps was $555.0.  The unrealized loss, net of taxes, recorded in accumulated other comprehensive income was $9.9 and $9.1 as of September 27, 2008 and December 31, 2007, respectively. In addition, as of September 27, 2008 and December 31, 2007, we recorded a long-term liability of $16.1 and $14.8, respectively, to recognize the fair value of our swaps.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of select non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound and Chinese Yuan.

From time to time, we enter into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Some of the contracts with underlying forecasted transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. The net gain/(loss) recorded in “Other income (expense)” from the change in the fair value of FX forward contracts and embedded derivatives totaled $2.6 and ($0.2) for the three and nine months ended September 27, 2008, respectively, and $0.7 and $1.2 for the three and nine months ended September 29, 2007, respectively.

We had FX forward contracts with an aggregate notional amount of $91.4 outstanding as of September 27, 2008. The fair values of our FX forward contracts and embedded derivatives were as follows:

	September 27, 2008		December 31, 2007
	Current Assets	Current Liabilities	Current Assets	Current Liabilities
FX forward contracts	$0.2	$0.7	$—	$0.1
Embedded derivatives	0.3	0.2	—	0.8

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for these transactions as cash flow hedges. As of September 27, 2008 and December 31, 2007, the unrealized loss, net of tax, recorded in accumulated other comprehensive income was $1.0 and $0.6, respectively. We expect to reclassify the unrealized loss mentioned above to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair values of contracts that had not settled with the counterparty as of September 27, 2008 and December 31, 2007 were $1.8 and $0.7, respectively, recorded as a current liability. We did not recognize any gain or loss during the three and nine months ended September 27, 2008 and September 29, 2007 related to the ineffectiveness of the hedges.

(12)         SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Weighted-average number of common shares outstanding for calculating basic income per share	53.694	53.045	53.124	55.809
Dilutive Securities—Employee stock options, restricted stock and restricted stock units	1.182	1.428	1.352	1.464
Weighted-average number of common shares outstanding and dilutive securities for calculating diluted income per share	54.876	54.473	54.476	57.273

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.084 and 0.059 for the three and nine months ended September 27, 2008, respectively, and 0.471 and 0.848 for the three and nine months ended September 29, 2007, respectively. The total number of unvested restricted stock and restricted stock units that were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met was 0.200 and 0.067 for the three and nine months ended September 27, 2008, respectively.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.000 shares of our common stock may be granted to key employees and 5.788 of these shares were available for grant at September 27, 2008.  The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, the vesting of restricted stock units and the granting of restricted stock.

During the nine months ended September 27, 2008 and September 29, 2007, we classified excess tax benefits from stock-based compensation of $35.0 and $21.2, respectively, as financing cash flows and included such amounts in “Proceeds from the exercise of employee stock options and other” within our condensed consolidated statement of cash flows.

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

Beginning in 2007, we grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan), in lieu of granting phantom stock shares.  Under the Directors’ Plan, up to 0.100 shares of our common stock may be granted to non-employee directors; 0.065 of these shares were available for grant at September 27, 2008. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds and early vesting provisions for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these company performance requirements is forfeited.

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

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2007 through September 27, 2008:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2007	1.378	$40.49
Granted	0.640	74.72
Vested	(0.695)	38.55
Forfeited	(0.057)	55.09
Outstanding at September 27, 2008	1.266	58.19

As of September 27, 2008, there was $27.6 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted average period of 1.4 years.

The following table summarizes the stock option activity from December 31, 2007 through September 27, 2008:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	2.374	$66.80
Exercised	(1.042)	69.57
Forfeited	(0.014)	59.57
Outstanding and exercisable at September 27, 2008	1.318	64.68

The weighted average remaining term, in years, of stock options outstanding and exercisable at September 27, 2008 was 2.4. The total number of in-the-money options exercisable on September 27, 2008 was 0.950. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pretax intrinsic value, based on our closing stock price on September 27, 2008, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at September 27, 2008 was $28.0.  The aggregate intrinsic value of options exercised during the first nine months of 2008 and 2007 was $52.5 and $46.0, respectively.

Comprehensive Income

The components of comprehensive income were as follows for the periods presented:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net income	$117.0	$92.9	$273.2	$186.0
Foreign currency translation adjustments	(71.2)	48.8	12.2	70.4
Pension liability adjustment, net of tax provision of $5.1, $3.3, $9.7 and $11.5, respectively	8.2	5.3	15.5	18.3
Change in unrealized losses on qualifying cash flow hedges, net of tax benefit of $1.9, $3.2, $0.8, and $1.7, respectively	(3.1)	(5.2)	(1.2)	(2.8)
Comprehensive income	$50.9	$141.8	$299.7	$271.9

The components of the balance sheet caption “Accumulated other comprehensive income” were as follows:

	September 27, 2008	December 31, 2007
Foreign currency translation adjustment	$310.6	$298.4
Pension liability adjustment, net of tax benefit of $141.2 and $150.9, respectively	(235.1)	(250.6)
Unrealized losses on qualifying cash flow hedges, net of tax benefit of $6.8 and $6.0, respectively	(10.9)	(9.7)
Accumulated other comprehensive income	$64.6	$38.1

Common Stock in Treasury

During the first nine months of 2007, we repurchased 9.0 shares of our common stock (of which 7.3 were associated with a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended) for total cash consideration of $715.9.  We record common stock repurchases based on the settlement date.

There were no common stock repurchases during the first nine months of 2008. However, during the first nine months of 2008, “Common Stock in Treasury” was decreased by stock issued from treasury relating to stock option exercises and the settlement of vested restricted stock units of $42.2 and $5.8, respectively, and increased by $11.6 for common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

On September 19, 2008, we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to 3.0 shares of our common stock on or before October 30, 2009, in accordance with the share repurchase program authorized by our Board of Directors.  Trading under this plan is scheduled to begin no sooner than November 3, 2008.

Dividends

The dividends declared during each of the first three quarters of 2008 and 2007 were $0.25 per share and totaled $13.3, $13.5 and $13.6 in the first, second and third quarters of 2008 and $14.9, $13.8 and $13.1 during the first, second and third quarters of 2007, respectively.   Third quarter dividends were paid on October 2, 2008 and October 1, 2007.

(13)         CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits, and contract, intellectual property, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers’ compensation, etc.), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $347.1 (including $265.1 for risk management matters) and $359.1 (including $268.8 for risk management matters) at September 27, 2008 and December 31, 2007, respectively. Of these amounts, $264.6 and $270.5 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 27, 2008 and December 31, 2007, respectively, with the remainder included in “Accrued expenses.”

Litigation Matters

In October of 2004, one of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., was notified that it was the subject of an investigation by the Milan Public Prosecutor’s Office. The investigation related to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. On August 24, 2006, the Public Prosecutor served on SPX Cooling Technologies Italia, S.p.A., a Notice of End of the Preliminary Investigations. This Notice, which also identified numerous other individual and corporate defendants, set forth an allegation that SPX Cooling Technologies Italia, S.p.A. was responsible under Italian Legislative Decree No. 231 for failing to adopt and effectively implement a proper organization and management model suitable for the prevention of alleged acts of bribery by the former general manager of Hamon-Research Cottrell Italia, S.p.A. and the former director of Marley Cooling Tower Europe, S.p.A. Our subsidiary has previously taken actions to address Italian Legislative Decree No. 231, including the appointment of a compliance program supervisor at the cooling equipment business. Following the assertion of preliminary defenses by SPX Cooling Technologies Italia S.p.A., the Public Prosecutor discharged our subsidiary from any responsibilities under such Italian Legislative Decree for several alleged acts of bribery, and that discharge is now final. In addition, following discussions between our subsidiary and the Public Prosecutor regarding a potential plea-agreement, our subsidiary submitted a request for a plea-agreement with respect to the remaining alleged acts of bribery to which the Public Prosecutor consented.  On March 28, 2008, the judge responsible for this matter approved the plea-agreement, under which our subsidiary was required to make a payment of approximately Euro 1.2

(approximately $1.7 at September 27, 2008) and all remaining claims against our subsidiary are resolved. In October 2008, our subsidiary made the required payment of Euro 1.2. We recorded the liability associated with this matter in 2006.

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

Consortium Arrangements

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment.  Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed.  The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work.  The use of a consortium arrangement typically results in joint and several liability for the consortium members, however, our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project.  If responsibility cannot be determined, then each consortium member is responsible according to its share of the contract value.  Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements.  As of September 27, 2008, our share of the aggregate contract value on open consortium arrangements was $309.1 (of which approximately 51% has been recognized as revenue), whereas the aggregate contract value on open consortium arrangements was $760.0.  As of December 31, 2007, our share of the aggregate contract value on open consortium arrangements was $192.6 (of which approximately 69% had been recognized as revenue), whereas the aggregate contract value on open consortium arrangements was $529.0. At September 27, 2008 and December 31, 2007, we recorded a liability of $3.3 and $2.1, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)                          INCOME TAXES

FIN 48

As of September 27, 2008, we had gross unrecognized tax benefits of $108.9 (net unrecognized tax benefits of $87.3), of which $51.3, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision.  As of September 27, 2008, gross accrued interest excluded from the amounts above, totaled $22.5 (net accrued interest of $15.5). There were no significant penalties recorded during the three and nine months ended September 27, 2008.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $15.0 to $20.0.

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

On August 28, 2008, we reached an agreement with the IRS regarding audits of our 2003 through 2005 Federal income tax returns. Upon the resolution of the examinations, we reduced our liability for uncertain tax positions by $30.6. Of the $30.6 reduction in our liability for uncertain positions, $25.6 was recorded as an income tax benefit from continuing operations and $5.0 was recorded as an income tax benefit to “Gain (loss) on the disposition of discontinued operations.

The IRS currently is performing audits of our 2006 and 2007 Federal income tax returns.  At this stage, the outcome of the audit is uncertain; however, we believe that any contingencies are adequately provided for.

State income tax returns generally are subject to examination for a period of three to five years after filing of the respective tax returns.  The impact on such tax returns of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.  We have various state income tax returns in the process of examination, administrative appeals or litigation.

We have various foreign income tax returns in the process of examination.  Currently, the Canadian tax authorities are auditing our 2000 to 2006 tax returns.  The German tax authorities are auditing certain income tax returns related to the 2000 to 2006 tax years.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

The favorable trend in operating results continued during the three months ended September 27, 2008, as operating income increased by 28.4% when compared to the same period in 2007.  On a year-to-date basis, operating income increased by 52.6% when compared to the same period in 2007.  Cash flows from operations for the nine months ended September 27, 2008 increased by 9.0% when compared to the same period in 2007.  The increase in operating earnings and cash flows in 2008 was to due to organic revenue growth (6.5% and 5.8% during the three and nine months ended September 27, 2008, respectively), the favorable impact of recent acquisitions, and our lean, supply chain and pricing efforts.  Income from continuing operations for the three months ended September 27, 2008 was impacted by an income tax benefit of $25.6 associated with the settlement of the audits relating to our 2003 through 2005 Federal tax returns, a charge of $9.5 ($5.8, net of tax) associated with the settlement of a lawsuit relating to a business disposition in 1997, and a charge of $7.1 ($4.4, net of tax) relating to the settlement of pension obligations to our former Chief Executive Officer. We expect the favorable trend in revenues and earnings to continue during the fourth quarter of 2008.  We recognize, however, that there have been substantial recent changes in the global economic environment, including disruptions in financial markets and banking systems.  To date, these changes have not had a significant impact on our liquidity, financial position, or results of operations.  But the economic environment remains uncertain, and we are proceeding cautiously, with a continued focus on potential impacts on our customers and our business.  We experienced foreign currency fluctuations at the end of the third quarter in many of the currencies in which we do business.  These foreign currency fluctuations reduced the amount our backlog as of September 27, 2008 and, together with further foreign currency fluctuations through October, have tempered our earnings expectations for the balance of 2008.  We also see continued softness in the U.S. tools and diagnostic market and some slowing of orders for certain industrial products, including distribution power transformers, though order activity in most of our other businesses remains steady or strong.  Overall, we believe it is too early to judge how the changed economic conditions will ultimately impact our customers and their actual behavior beyond 2008.  Additional details on our operating results for the three and nine months ended September 27, 2008, as well as expected results for the remainder of 2008, are discussed below.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2007 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter. The interim closing dates for the first, second and third quarters of 2008 are March 29, June 28 and September 27, respectively, and March 31, June 30 and September 29 for 2007, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period.  We had one fewer day in the first quarter of 2008 and will have two additional days in the fourth quarter of 2008 when compared to the respective 2007 periods.

Seasonality and Competition — Many of our businesses closely follow changes in the industries and end markets they serve. In addition, certain businesses have seasonal fluctuations. Our heating and ventilation products businesses tend to be stronger during the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers and related services is highly correlated to timing on large construction contracts, which may cause significant fluctuations from period to period. Revenues for our service solutions business typically follow program launch timing for diagnostic systems and service equipment. In aggregate, our businesses tend to be stronger in the second half of the year.

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

The following table provides selected financial information for the three and nine months ended September 27, 2008 and September 29, 2007, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	Three months ended			Nine months ended
	September 27,	September 29,		September 27,	September 29,
	2008	2007	% Change	2008	2007	% Change
Revenues	$1,509.6	$1,172.0	28.8	$4,425.5	$3,360.6	31.7
Gross profit	446.7	346.1	29.1	1,323.6	943.2	40.3
% of revenues	29.6%	29.5%		29.9%	28.1%
Selling, general and administrative expense	280.0	218.3	28.3	869.5	647.9	34.2
% of revenues	18.5%	18.6%		19.6%	19.3%
Intangible amortization	6.4	4.3	48.8	19.7	13.0	51.5
Special charges, net	4.8	2.4	100.0	9.7	3.9	148.7
Other expense, net	(11.8)	(1.2)	883.3	(13.1)	(2.7)	385.2
Interest expense, net	(24.9)	(21.2)	17.5	(81.1)	(49.4)	64.2
Equity earnings in joint ventures	9.9	9.1	8.8	33.1	29.1	13.7
Income from continuing operations before income taxes	128.7	107.8	19.4	363.6	255.4	42.4
Income tax provision	(18.2)	(12.9)	41.1	(99.0)	(59.0)	67.8
Income from continuing operations	110.5	94.9	16.4	264.6	196.4	34.7

Components of consolidated revenue growth:
Organic growth			6.5			5.8
Foreign currency			2.6			3.9
Acquisitions			19.7			22.0
Net revenue growth			28.8			31.7

Revenues — For the three and nine months ended September 27, 2008, the increase in revenues compared to the respective 2007 periods was driven primarily by the fourth quarter 2007 acquisition of APV by our Flow Technology segment and the acquisitions of a division of Johnson Controls (“JCD”) and Matra—Werke GmbH (“Matra”) by our Test and Measurement segment during the third and fourth quarters of 2007, respectively.  Additionally, we have experienced strong sales of power transformers, crystal growing machines for the solar power market, and television and radio broadcast antenna systems within our Industrial Products and Services segment, as well as products in the power, oil and gas, dehydration and sanitary markets serviced by business within our Flow Technology segment. Revenues for the three and nine months ended September 27, 2008 also benefited from the favorable impact of foreign currencies (i.e., relative weakening of the U.S. dollar against many foreign currencies, primarily the Euro), partially offset by declines in organic revenue in our Test and Measurement segment due to lower revenues associated with the difficult conditions within the domestic automotive market.

Gross profit — The increase in gross profit for the three months ended September 27, 2008 compared to the respective 2007 periods was due primarily to the revenue performance described above.  Gross profit as a percentage of revenues for the three months ended September 27, 2008 as compared to the respective 2007 period was impacted favorably by improved pricing, favorable product mix and improved productivity associated with the power transformer business within our Industrial Products and Service segment, as well as leverage on the organic growth noted above. These favorable items were offset partially by lower margins at APV, as APV generated lower margins than the rest of our businesses. In addition, gross profit for the three months ended September 29, 2007 was impacted unfavorably by charges of $6.8 associated with employee misconduct and improper accounting entries at an operation in Japan.

The increase in gross profit for the nine months ended September 27, 2008 compared to the respective 2007 periods was due primarily to the revenue performance described above.  Gross profit as a percentage of revenue for the nine months ended September 27, 2008 was impacted by the items noted above, as well as improved execution and favorable project mix within our cooling systems and products business, partially offset by an incremental charge of $7.5 at APV, representing the excess fair value (over historical cost) of inventory acquired in the APV transaction that was subsequently sold during the first quarter of 2008. Gross profit for the nine months ended September 29, 2007 was impacted unfavorably by the $6.8 of charges noted above relating to an operation in Japan and charges related to the settlement of a legacy product liability matter of $9.6.

Selling, general and administrative (“SG&A”) expenses — For the three and nine months ended September 27, 2008, the increase in SG&A expense was due primarily to the acquisitions of APV, JCD and Matra, as well as additional costs in support of organic revenue growth and increased corporate expenses during the periods as compared to the respective periods in 2007. The impact of the change in the exchange rate of foreign currencies to the U.S. dollar also resulted in an increase in SG&A during the three and nine months ended September 27, 2008 of approximately $4.5 and $18.5, respectively. SG&A for the nine months ended September 29, 2007 included a benefit of $5.0 within our Thermal Equipment and Services segment for cost improvements associated with a state-approved environmental remediation plan at a site in California.

Intangible amortization — For the three and nine months ended September 27, 2008, the increase in intangible amortization was due to amortization expense associated with intangible assets acquired in connection with the APV, JCD and Matra transactions.

Special charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2008 and 2007.

Other income (expense), net — Other expense, net, for the three months ended September 27, 2008 was composed primarily of a charge of $9.5 relating to the settlement of a lawsuit arising out of a 1997 business disposition, minority interest charges of $1.3 and foreign currency transaction losses of $0.9. Other expense, net for the three months ended September 29, 2007 was composed primarily of foreign currency transaction losses of $1.4 and minority interest charges of $0.6, partially offset by $1.1 of life insurance death benefits that were received during the quarter.

Other expense, net for the nine months ended September 27, 2008 was composed primarily of the charge of $9.5 mentioned above, minority interest charges of $4.4, partially offset by foreign currency transaction gains of $0.4 and gains on sales of assets of $0.9.  For the nine months ended September 29, 2007, other expense, net was composed primarily of minority interest charges of $1.5 and foreign currency transaction losses of $1.8, partially offset by the $1.1 of life insurance death benefits noted above.

Interest expense, net — Interest expense, net includes both interest expense and interest income.  The increase in interest expense, net, was the result of higher average debt balances during the three and nine months ended September 27, 2008 as compared to the respective periods in 2007.  The average debt balance for the three and nine months ended September 27, 2008 was higher than the average debt balance for the respective periods in 2007 primarily as a result of the issuance of the $500.0 of senior unsecured notes in December 2007 (see Note 10). Refer to the discussion of Liquidity and Financial Condition in our 2007 Annual Report on Form 10-K for details pertaining to our 2007 debt activity.

Equity earnings in joint ventures — The increase in equity earnings in joint ventures for the three and nine months ended September 27, 2008 was attributable primarily to strong operational performance at our EGS Electrical Group, LLC and Subsidiaries joint venture.

Income tax provision — For the three months ended September 27, 2008, we recorded an income tax provision of $18.2 on $128.7 of pre-tax income from continuing operations, resulting in an effective tax rate of 14.1%.  This compares to an income tax provision for the three months ended September 29, 2007 of $12.9 on $107.8 of pre-tax income from continuing operations, resulting in an effective tax rate of 12.0%. The effective tax rate for the three months ended September 27, 2008 was impacted favorably by a tax benefit of $25.6 that was recorded in connection with the finalization of the audits of our 2003 through 2005 Federal income tax returns.  The effective rate for the three months ended September 29, 2007 was impacted favorably by an income tax benefit of $11.0 associated with the settlement of certain matters related to our 1995 through 2002 Federal income tax returns and an income tax benefit of $8.1 associated with a reduction in the statutory rates in Germany and the United Kingdom.

For the nine months ended September 27, 2008, we recorded an income tax provision of $99.0 on $363.6 of pre-tax income from continuing operations, resulting in an effective tax rate of 27.2%.  This compares to an income tax provision for the nine months ended September 29, 2007 of $59.0 on $255.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 23.1%.  The effective tax rate for the nine months ended September 27, 2008 was impacted favorably by the tax benefit of $25.6 noted above.  The effective tax rate for the nine months ended September 29, 2007 was impacted favorably by the items noted above for the three months ended September 29, 2007, as well as by a reduction in the state income tax provision due to a reduction in the valuation allowance for certain states and an income tax benefit of $3.5 associated with the settlement of certain matters relating to income tax returns in the United Kingdom.

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

Business	Quarter Discontinued	Actual Closing Date of Sale

Air Filtration	Q3 2007	Q3 2008
Balcke-Duerr Austria GmbH (“BD Austria”)	Q4 2007	Q4 2007
Nema AirFin GmbH (“Nema”)	Q4 2007	Q4 2007
Contech	Q3 2006	Q2 2007

Air Filtration — Sold for total consideration of $40.9, of which $5.2 was recorded as a receivable from the anticipated working capital settlement, resulting in a gain, net of taxes, of $2.4 during the third quarter of 2008. During the first quarter of 2008, we recorded a net charge of $3.1 to “Gain (loss) on disposition of discontinued operations, net of tax” to adjust the deferred tax assets of the Air Filtration business to their estimated net realizable value. During the third quarter of 2007, we recorded a net charge of $11.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

BD Austria — Sold for cash proceeds of $11.6, exclusive of cash balances assumed by the buyer of $30.0, resulting in a gain, net of taxes, of $17.2 during the fourth quarter of 2007.

Nema — Sold for $6.8 in cash, net of cash balances assumed by the buyer of $0.4, for a loss, net of taxes, of $2.3 during the fourth quarter of 2007.

Contech — Sold to Marathon Automotive Group, LLC for net cash proceeds of $134.3.  During 2007, we recorded a net loss on the sale of $13.6, including a $6.6 charge during the first quarter of 2007 to reduce the carrying value of the net assets sold to the net proceeds received from the sale, a net charge of $4.3 during the second quarter of 2007 due primarily to expenses that were contingent upon the consummation of the sale, and a net charge of $0.1 during the third quarter of 2007.  During the third quarter of 2006, we recorded a charge of $102.7 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

During the first quarter of 2008, we committed to a plan to divest our vibration test equipment business within our Test and Measurement segment.  We have entered into a definitive agreement and anticipate that the sale will be completed during the fourth quarter of 2008. We have reported, for all periods presented, the financial condition, results of operations and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.

During the third quarter of 2008, we committed to a plan to divest a business within our Flow Technology segment and a business within our Test and Measurement segment.  We are actively pursuing the sale of these businesses and anticipate that the sales will be completed during the next twelve months. We have reported, for all periods presented, the financial condition, results of operations and cash flows of these businesses as discontinued operations in our condensed consolidated financial statements. As a result of the planned divesture in the Test and Measurement segment, we recorded a net charge of $1.2 during the third quarter of 2008 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the related net assets to be sold to their estimated net realizable value.

On August 26, 2008, we reached an agreement with the Internal Revenue Service (“IRS”) regarding audits of our 2003 through 2005 Federal income tax returns. Upon the resolution of the examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $5.0 to “Gain (loss) on disposition of discontinued operations, net of tax” associated with a business previously disposed of and reported as a discontinued operation.

During the third quarter of 2007, we recognized an income tax benefit of $13.5 to “Gain (loss) on disposition of discontinued operations, net of tax” relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily during 2005. These additional gains should have been recorded in the period in which such businesses were disposed. We have evaluated the effects of these corrections on prior periods’ consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” and concluded that no prior period is materially misstated. In addition, we have considered the effects of these corrections on our interim and annual results of operations for the periods ended September 29, 2007 and December 31, 2007, respectively, and concluded that the impact on these periods is not material.

In addition to the Contech and Air Filtration businesses discussed above, we recognized net losses of $2.9 and $5.9 for the three and nine months ended September 29, 2007, respectively, resulting from adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2007 Annual Report on Form 10-K for the disclosure of all discontinued businesses for the period from the beginning of 2005 through 2007.

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

For the three and nine months ended September 27, 2008 and September 29, 2007, respectively, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Income (loss) from discontinued operations	$(1.6)	$(35.1)	$4.4	$(35.6)
Income tax benefit	8.1	33.1	4.2	25.2
Income (loss) from discontinued operations, net	$6.5	$(2.0)	$8.6	$(10.4)

For the three and nine months ended September 27, 2008 and September 29, 2007, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Revenues	$35.4	$85.5	$166.3	$342.3

Pre-tax income (loss)	0.3	(0.2)	6.3	8.1

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

Flow Technology

	Three months ended			Nine months ended
	September 27,	September 29,		September 27,	September 29,
	2008	2007	% Change	2008	2007	% Change
Revenues	$493.0	$256.3	92.4	$1,519.6	$759.5	100.1
Segment income	55.8	44.2	26.2	172.2	124.6	38.2
% of revenues	11.3%	17.2%		11.3%	16.4%
Components of segment revenue growth:
Organic growth			8.3			9.9
Foreign currency			1.0			3.3
Acquisitions			83.1			86.9
Net segment revenue growth			92.4			100.1

Revenues— For the three and nine months ended September 27, 2008, the increase in revenues was due primarily to the fourth quarter 2007 acquisition of APV, which contributed $211.5 and $655.7 of revenues during the three and nine months ended September 27, 2008, respectively. Additionally, revenues were impacted favorably by organic revenue growth resulting from strong sales within the power, oil and gas, dehydration and sanitary markets, as well as the impact of foreign currencies.

Segment Income— For the three and nine months ended September 27, 2008, segment income was favorably impacted by organic revenue growth, as well as lean manufacturing and supply chain initiatives. The impact of foreign currency fluctuations also favorably impacted segment income for the three and nine months ended September 27, 2008. Segment margins were negatively impacted by lower operating margins at APV, which reduced segment margins by approximately 540 and 600 basis points during the three and nine months ended September 27, 2008, respectively.  In particular, segment income for the nine months ended September 27, 2008 was reduced by an incremental charge of $7.5, representing the excess fair value (over historical cost) of inventory acquired in the APV transaction that was subsequently sold during the first quarter of 2008.  We expect significant but gradual improvement in APV’s operating margins as a result of the synergies from our integration efforts and operational improvements instituted by our management team.

Test and Measurement

	Three months ended			Nine months ended
	September 27,	September 29,		September 27,	September 29,
	2008	2007	% Change	2008	2007	% Change
Revenues	$260.0	$245.0	6.1	$850.0	$764.8	11.1
Segment income	30.3	22.0	37.7	90.8	77.4	17.3
% of revenues	11.7%	9.0%		10.7%	10.1%
Components of segment revenue growth:
Organic growth/(decline)			(3.1)			(3.0)
Foreign currency			1.8			3.7
Acquisitions			7.4			10.4
Net segment revenue growth			6.1			11.1

                Revenues— For the three and nine months ended September 27, 2008, the increase in revenues was due to the impact of the acquisitions of JCD in the third quarter of 2007 and Matra in the fourth quarter of 2007, which contributed $12.6 and $72.1 of combined revenues to the three and nine months ended September 27, 2008, respectively, as well as the impact of foreign currencies. These increases were offset partially by a decline in organic revenue resulting from lower revenues associated with the difficult conditions within the domestic automotive market.

Segment Income— For the three and nine months ended September 27, 2008, segment income increased primarily as a result of the acquisitions of JCD and Matra and the foreign currency fluctuations noted above. Segment income and margins for these periods were impacted unfavorably by lower revenues and margins associated with difficult conditions within the domestic automotive market and additional costs associated with investments in Asia Pacific.  In addition, during the three and nine months ended September 29, 2007, we recorded a charge of $7.4 at an operation in Japan relating to employee misconduct and improper accounting entries.

Thermal Equipment and Services

	Three months ended			Nine months ended
	September 27,	September 29,		September 27,	September 29,
	2008	2007	% Change	2008	2007	% Change
Revenues	$436.8	$422.1	3.5	$1,193.0	$1,122.9	6.2
Segment income	52.4	56.5	(7.3)	134.4	110.4	21.7
% of revenues	12.0%	13.4%		11.3%	9.8%
Components of segment revenue growth:
Organic growth/(decline)			(1.8)			0.1
Foreign currency			5.3			6.1
Acquisitions			—			—
Net segment revenue growth			3.5			6.2

Revenues— For the three and nine months ended September 27, 2008, the increase in revenues was due primarily to the impact of foreign currencies. The decline in organic revenue for the three months ended September 27, 2008 was due primarily to timing and the uneven nature of large project business in the segment and the increasingly competitive market in China.

Segment Income—For the three months ended September 27, 2008, segment income and margin decreased over the respective prior year period primarily as a result of the organic revenue decline noted above and differences in project mix. For the nine months ended September 27, 2008, segment income and margin increased over the respective prior year period as a result of favorable project mix and improved operating performance across the segment’s product lines. In addition, the foreign currency fluctuations noted above also favorably impacted segment income in 2008. Lastly, segment income for the nine months ended September 29, 2007 included a benefit of $5.0 for cost improvements associated with a state-approved environmental remediation plan at a site in California.

Industrial Products and Services

	Three months ended			Nine months ended
	September 27,	September 29,		September 27,	September 29,
	2008	2007	% Change	2008	2007	% Change
Revenues	$319.8	$248.6	28.6	$862.9	$713.4	21.0
Segment income	70.3	44.0	59.8	181.3	104.3	73.8
% of revenues	22.0%	17.7%		21.0%	14.6%
Components of segment revenue growth:
Organic growth			28.2			19.9
Foreign currency			0.4			1.1
Acquisitions			—			—
Net segment revenue growth			28.6			21.0

Revenues— For the three and nine months ended September 27, 2008, the increase in revenues was due primarily to organic revenue growth driven by strong sales of power transformers, crystal growing machines for the solar power market, and television and radio broadcast antenna systems.

Segment Income— For the three and nine months ended September 27, 2008, the increase in segment income and margin was due to the organic revenue growth described above and manufacturing efficiencies achieved from lean and supply chain initiatives. In addition, segment income for the nine months ended September 29, 2007 included charges of $9.6 related to the settlement of a legacy product liability matter.

Corporate and Other Expenses

	Three months ended			Nine months ended
	September 27,	September 29,		September 27,	September 29,
	2008	2007	% Change	2008	2007	% Change
Total consolidated revenues	$1,509.6	$1,172.0	28.8	$4,425.5	$3,360.6	31.7
Corporate expense	25.9	23.6	9.7	80.8	69.9	15.6
% of revenues	1.7%	2.0%		1.8%	2.1%
Stock-based compensation expense	7.8	8.5	(8.2)	33.7	32.0	5.3
Pension and postretirement expense	14.8	11.1	33.3	29.8	32.5	(8.3)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters, our Horsham, PA information technology data center (“IT Center”) and our Asia-Pacific center in Shanghai, China. As described in Note 5, during the three months ended September 27, 20008 we initiated a plan for the shut-down of our IT Center in Horsham, PA. We expect to complete this shut-down in 2009. For the three and nine months ended September 27, 2008, the increase in corporate expense was due primarily to higher salaries and incentive compensation relating to the impact of headcount increases in support of certain key operating initiatives, including the expansion of our Asia-Pacific center. In addition, corporate expense for the nine months ended September 27, 2008 was impacted by increased professional fees relating to various income tax related projects and costs relating to the settlement of a legacy legal matter.

Stock-based Compensation Expense — The decrease in stock-based compensation for the three months ended September 27, 2008 compared to the prior year period was due primarily to the reversal of previously recorded stock compensation associated with restricted stock awards that were forfeited during the third quarter of 2008. The increase in stock-based compensation expense for the nine months ended September 27, 2008 compared to the prior year period was due primarily to an increase in the fair value of our 2008 restricted stock and restricted stock unit awards, partially offset by the third quarter 2008 reduction noted above. The weighted-average fair value of our 2008 stock-based compensation awards, which is directly correlated to changes in our share price (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique), increased approximately 16% compared to the weighted-average fair value of our 2007 awards.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense for the three months ended September 27, 2008 was the result of a charge of $7.1 that we recorded in connection with lump sum payments that were made in August 2008 to settle all remaining pension obligations to our former Chief Executive Officer from our non-qualified pension plans. The decrease in pension and postretirement expense for the nine months ended September 27, 2008 was due primarily to a reduction in the amortization of unrecognized losses associated with lower interest rates and a change to the amortization period of certain unrecognized losses, partially offset by the $7.1 charge noted above.  Actuarial gains/losses for our pension plans are generally amortized over the approximate average service period of active employees expected to receive benefits under the plans.  Based on a decrease in the number of active participants covered under one of our qualified U.S. pension plans, effective January 1, 2008, we began amortizing losses under the plan over the average remaining life expectancy of inactive participants receiving benefits under the plan. The effect of this change to the amortization period decreased net periodic pension expense by approximately $0.6 and $1.8 in the three and nine months ended September 27, 2008, respectively, and is expected to decrease the net periodic pension expense by approximately $2.4 in 2008.

OUTLOOK

The following table highlights our backlog as of September 27, 2008, and expectations for the remainder of 2008.

Segment	Comments
Flow Technology

We expect revenue and profit growth to continue in the fourth quarter of 2008 as a result of our acquisition of APV and continued organic growth within the majority of end-markets served by the segment. The segment had backlog of $762.5 and $730.7 as of September 27, 2008 and December 31, 2007, respectively.

Test and Measurement

Despite the favorable impact of the JCD and Matra acquisitions, we are projecting a decline in revenues and profits during the fourth quarter of 2008 when compared to the same period in 2007 primarily as a result of the difficult trends within the North American automotive market. Backlog for the segment is not material as the related businesses are short-cycle in nature.

Thermal Equipment and Services

We are projecting revenue and profit growth for the segment in the fourth quarter of 2008 when compared to the same period in 2007 primarily as a result of the timing of certain large projects. We had backlog across the segment of $2,002.0 and $1,254.2 as of September 27, 2008 and December 31, 2007, respectively, with the majority within our cooling equipment and thermal services businesses. Portions of this backlog are long-term in nature, with the related revenue to be recorded through 2015.We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services

We expect organic revenue and profit growth to continue across the majority of the segment’s businesses during the fourth quarter of 2008, with the most notable growth coming from the sale of power transformers, crystal growing machines, and radio antenna systems. Backlog for the segment totaled $647.6 and $640.3 as of September 27, 2008 and December 31, 2007, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 27, 2008 and September 29, 2007.

Cash Flow

	Nine months ended
	September 27,	September 29,
	2008	2007
Continuing operations:
Cash flows from operating activities	$147.1	$134.9
Cash flows used in investing activities	(89.3)	(85.7)
Cash flows from (used in) financing activities	2.4	(410.3)
Cash flows from discontinued operations	37.2	155.8
Change in cash and equivalents due to changes in foreign currency exchange rates	14.9	10.9
Net change in cash and equivalents	$112.3	$(194.4)

Operating Activities—The increase in cash flows from operating activities during the nine months ended September 27, 2008 as compared to the same period in 2007 was due primarily to higher operating income in the nine months ended September 27, 2008, partially offset by pension and other payments of $39.8 that were made in August 2008 to our former Chief Executive Officer.

Investing Activities—The increase in cash used in investing activities during the first nine months of 2008 as compared to the same period in 2007 was due principally to an increase in capital expenditures ($78.9 for the nine months ended September 27, 2008 compared to $46.9 for the same 2007 period), primarily relating to various strategic initiatives, including our ERP rationalization efforts. This increase was partially offset by a decrease in cash outflows for business acquisitions and investments ($11.7 for the nine months ended September 27, 2008 compared to $42.0 for the same 2007 period).

Financing Activities— The increase in cash flows from financing activities during the nine months ended September 27, 2008 as compared to the same period in 2007 was due primarily to the fact that there were no repurchases of common stock during the first nine months of 2008 compared to repurchases of $715.9 during the same period in 2007. This increase was offset partially by a decline in borrowings under our revolving credit facilities of $194.5 ($15.0 of borrowings in 2008 versus $209.5 in 2007), borrowings of $70.0 under our trade receivables financing agreement during the nine months ended September 29, 2007, and a decrease in proceeds from the exercise of employee stock options, and other of $19.2 ($80.1 in 2008 versus $99.3 in 2007).

Discontinued Operations— The decrease in cash flows from discontinued operations during the first nine months of 2008 as compared to the same period in 2007 was due primarily to an income tax refund in 2007 of $45.4 associated with the losses generated from the sale of Dock Products and proceeds from the sale of Contech in the second quarter of 2007 of $139.2, partially offset by proceeds received from the sale of Air Filtration of $35.7 during the third quarter of 2008.

Borrowings and Availability

Borrowings —The following table summarizes our debt activity for the first nine months of 2008. See Note 10 to the condensed consolidated financial statements for additional details regarding our 2007 debt activity.

	December 31, 2007	Borrowings	Repayments	Other (3)	September 27, 2008
Term loan	$750.0	$—	$(37.6)	$—	$712.4
Domestic revolving loan facility	115.0	515.0	(500.0)	—	130.0
Global revolving loan facility	—	100.0	(100.0)	—	—
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (1)	70.0	261.0	(261.0)	—	70.0
Other indebtedness (2)	83.5	—	(15.1)	0.4	68.8
Total debt	1,568.0	$876.0	$(913.7)	$0.4	1,530.7
Less: short-term debt	254.4				260.3
Less: current maturities of long-term debt	78.9				76.4
Total long-term debt	$1,234.7				$1,194.0

(1)           Under this arrangement, which is subject to renewal in November 2008, we can borrow, on a continuous basis subject to defined availability, up to $130.0.

(2)           Includes aggregate balances under extended accounts payable programs and a purchase card program of $58.8 and $57.1 at September 27, 2008 and December 31, 2007, respectively.

(3)           “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Certain of our businesses participate in extended accounts payable programs through agreements with certain lending institutions. Under the arrangements, the businesses are provided extended payment terms. As of September 27, 2008 and December 31, 2007, the participating businesses had $9.2 and $12.8, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of September 27, 2008 and December 31, 2007, the participating businesses had $49.6 and $44.3, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Availability — At September 27, 2008, we had $348.8 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facilities of $130.0 and to $121.2 reserved for outstanding letters of credit. In addition, at September 27, 2008, we had $277.7 of available issuance capacity under our foreign trade facility after giving effect to $672.3 reserved for outstanding letters of credit. See Note 10 to the condensed consolidated financial statements along with the consolidated financial statements contained in our 2007 Annual Report on Form 10-K for additional information on our senior credit facilities. We also have a trade receivables financing agreement, which is subject to renewal in November 2008, whereby we can borrow on a continuous basis up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. As of September 27, 2008, we had $51.1 available under the trade receivables financing agreement. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

We believe that current cash and equivalents, which totaled $466.4 at September 27, 2008, and our availability under our senior credit facilities and existing trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements, and required debt service.

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

Our derivative assets and liabilities include interest rate swaps, currency foreign contracts and commodity price protection agreements that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

As of September 27, 2008, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties’ credit risks.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis include the following as of September 27, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets – currency forward contracts	$—	$0.5	$—
Current liabilities – currency forward and commodity contracts	—	2.7	—
Long-term liabilities – interest rate swaps	—	16.1	—

Interest Rate Swaps

We maintain interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates on our variable rate term loan. These swaps, which we designated and account for as cash flow hedges, have maturities through December 2011 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of September 27, 2008, the aggregate notional amounts of the swaps was $555.0.  The unrealized loss, net of taxes, recorded in accumulated other comprehensive income was $9.9 and $9.1 as of September 27, 2008 and December 31, 2007, respectively. In addition, as of September 27, 2008 and December 31, 2007, we recorded a long-term liability of $16.1 and $14.8, respectively, to recognize the fair value of our swaps.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of select non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound and Chinese Yuan.

From time to time, we enter into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies. and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Some of the contracts with underlying forecasted transactions contain embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. The net gain/(loss) recorded in “Other income (expense)” from the change in the fair value of FX forward contracts and embedded derivatives totaled $2.6 and ($0.2) for the three and nine months ended September 27, 2008, respectively, and $0.7 and $1.2 for the three and nine months ended September 29, 2007, respectively.

We had FX forward contracts with an aggregate notional amount of $91.4 outstanding as of September 27, 2008. The fair values of our FX forward contracts and embedded derivatives were as follows:

	September 27, 2008		December 31, 2007
	Current Assets	Current Liabilities	Current Assets	Current Liabilities
FX forward contracts	$0.2	$0.7	$—	$0.1
Embedded derivatives	0.3	0.2	—	0.8

Other Derivative Instruments

From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for these transactions as cash flow hedges. As of September 27, 2008 and December 31, 2007, the unrealized loss, net of tax, recorded in accumulated other comprehensive income was $1.0 and $0.6, respectively. We expect to reclassify the unrealized loss mentioned above to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair values of contracts that had not settled with the counterparty as of September 27, 2008 and December 31, 2007 were $1.8 and $0.7, respectively, recorded as a current liability. We did not recognize any gain or loss during the three and nine months ended September 27, 2008 and September 29, 2007 related to the ineffectiveness of the hedges.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.  Our total net liabilities for unrecognized tax benefits including interest were approximately $103.0 as of September 27, 2008.  We believe that within the next 12 months it is reasonably possible that we could pay approximately $17.0 to $22.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to environmental matters, competitive issues, contract issues, tax positions, intellectual property matters, personal injury and product liability claims, and workers’ compensation have been filed or are pending against us and certain of our subsidiaries. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolution occurs, these accruals may be adjusted and could differ materially from amounts originally estimated. See Notes 13 and 14 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 27, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2008.

On December 31, 2007, we completed the acquisition of APV. As permitted by the Securities and Exchange Commission, management excluded the APV business from its assessment of internal control over financial reporting as of December 31, 2007 and its interim assessment as of September 27, 2008. Total assets of APV constituted approximately 15% of our total consolidated assets as of September 27, 2008. The internal control processes and systems of APV are discrete, and we continue to evaluate them.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 27, 2008 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended September 27, 2008:

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program

7/1/08-7/31/08	0.001	$120.65	—	—

8/1/08-8/31/08	—	—	—	—

9/1/08-9/27/08	—	—	—	—

Total	0.001	120.65	—	—

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

SPX CORPORATION
(Registrant)

Date: October 30, 2008	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: October 30, 2008	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.