Form 10-K
period 2008-12-31
SPX CORP
filed 2009-03-02
CIK 88205

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008, or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2008 was $6,910,385,877. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of each of the registrant's classes of common stock as of February 23, 2009 was 49,612,024.

        Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting to be held on April 22, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Business

        We were incorporated in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted our current name in 1988. Since 1968, we have been incorporated under the laws of Delaware, and we have been listed on the New York Stock Exchange since 1972.

        We are a global multi-industry manufacturing company with operations in over 40 countries and sales in over 150 countries around the world. The majority of our revenues, approximately 56% in 2008, are driven by global infrastructure development. Our infrastructure-related products and services include wet and dry cooling systems, thermal service and repair work, heat exchangers and power transformers that we sell into the global power market. In addition, we provide pumps, metering systems and valves for the global oil and gas, chemical and petrochemical exploration, refinement and distribution markets. Our infrastructure-related products also include packaged cooling towers, boilers, heating and ventilation equipment and filters. We continue to focus on developing and acquiring products and services to serve global infrastructure development, as we believe that future investments in these end markets in both emerging and developed economies around the world provide significant opportunities for growth.

        Our other two key global end markets are tools and diagnostics and food and beverage. During 2008, approximately 30% of our revenues were generated from serving these two end markets. Our primary offerings to the tools and diagnostics end market include, among other things, electronic diagnostic systems, specialty service tools, service equipment and technical information services with a primary focus on the global transportation market. Our strategy includes partnering with manufacturers of automobiles, agricultural and construction equipment and recreational vehicles, among others, to provide solutions for maintaining and servicing these vehicles after sale, with a continued focus on global expansion. For 2008, we estimate that we generated over 45% of our tools and diagnostic revenue outside North America. With the expanding global population and demand for vehicles, we believe there are significant international opportunities in this market, particularly in China and Russia.

        Our acquisition of APV at the end of 2007 significantly increased our presence in the global food and beverage market. The products we provide to the food and beverage market include a variety of process equipment used to control flow and temperature during manufacturing, including various pumps, heat exchangers, valves and mixers. Growth for the food and beverage market is expected to continue throughout the globe, with the highest growth targeted for Asia Pacific and Latin America. We believe that our acquisition of APV leaves us well positioned to take advantage of these growth opportunities.

        Our operating strategy is focused on an integrated leadership process that aligns performance measurement, decision support, compensation and communication. This process includes:

  •
  a demanding set of corporate values to drive achievement of results with integrity;

  •
  expanding our technological leadership and service offerings with a market focus on providing innovative, critical solutions to our customers;

  •
  growing through internal development and strategic, financially compelling acquisitions;

  •
  increased globalization with a focus on emerging and developing economies and markets;

  •
  right-sizing our businesses to market and economic conditions to protect against economic downturns and take advantage of strong economic cycles;

  •
  focusing on continuous improvement to drive results and create shareholder value; and

  •
  strategically analyzing our businesses to determine their long-term fit.

        Unless otherwise indicated, amounts provided throughout this Annual Report on Form 10-K relate to continuing operations only.

Segments

        Over the last few years, we have implemented a number of operating initiatives, including a focus on emerging and developing markets, new product development, continuous lean improvement, efficient supply chain management, information technology infrastructure improvement, and organizational and talent development, with the intent, among other things, of capturing synergies that exist within our businesses and, ultimately, on driving revenue, profit margin and cash flow growth. We believe that our businesses are well positioned for long-term growth in these financial metrics based on our current continuous improvement initiatives, the potential within the current markets they serve and the potential for expansion into additional markets.

        We aggregate our operating segments into four reportable segments in accordance with the criteria defined in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The segments are Flow Technology, Test and Measurement, Thermal Equipment and Services and Industrial Products and Services. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expense, stock-based compensation and other indirect corporate expense. This is consistent with the way our chief operating decision maker evaluates the results of each segment. For more information on the results of our segments, including revenues by geographic area, see Note 5 to our consolidated financial statements.

Flow Technology

        Our Flow Technology segment had revenues of $1,998.7, $1,070.0 and $815.4 in 2008, 2007 and 2006, respectively. APV, a global manufacturer of process equipment and engineering solutions primarily for the food and beverage market, had revenues of approximately $876.0 and $753.0 in 2007 and 2006, respectively, which were not included in our results of operations for 2007 and 2006, as we acquired APV on December 31, 2007. The Flow Technology segment designs, manufactures and markets products and solutions that are used to blend, meter and transport fluids, as well as air and gas filtration and dehydration products. Our focus is on innovative, highly engineered new product introductions and expansion from products to systems and services in order to create total customer solutions. Our primary products include high-integrity pumps, valves, heat exchangers, fluid mixers, agitators, metering systems, filters and dehydration equipment. Our primary global end markets are food and beverage and pharmaceutical processing, power generation, general industrial, chemical processing, oil and gas processing, air dehydration and mining. We sell to these end markets under the brand names of Waukesha Cherry-Burrell, Lightnin, Copes-Vulcan, M&J Valves, Bran & Luebbe, APV, APV Gaulin, APV Rannie, Pneumatic Products, Delair, Dollinger Filtration, Jemaco, Kemp, Vokes, Deltech and Hankinson. Competitors in these fragmented markets include Alfa Laval AB, GEA Group AG, Fisher Controls International LLC, Hayward Filtration, Chemineer, Inc., EKATO Group, LEWA, Inc., Fristam Pumpen F. Stamp KG (GmbH & Co.) and Südmo North America, Inc. The segment continues to focus on initiatives such as the continued integration of APV, a global enterprise resource planning ("ERP") system implementation and lean manufacturing improvements. Channels to market include stocking distributors, manufacturers' representatives and direct sales.

Test and Measurement

        Our Test and Measurement segment had revenues of $1,100.3, $1,079.8 and $1,049.7 in 2008, 2007 and 2006, respectively. This segment engineers and manufactures branded, technologically advanced test and measurement products used on a global basis across the transportation, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services and sophisticated testing and validation. Products for the segment include specialty diagnostic service tools, fare-collection systems and portable cable and pipe locators. Our diagnostic service tools product line includes diagnostic systems and service equipment, as well as specialty tools. We sell diagnostic service tools to the franchised vehicle dealers of original equipment manufacturers ("OEM"s), aftermarket franchised and independent repair facilities, under the OTC, Actron, AutoXray, Tecnotest and Robinair brand names. These products compete with brands such as Snap-on and Bosch. We intend to grow this business by developing new service capabilities and strengthening alliances in diagnostic platforms, as well as through acquisitions. We are a primary global provider of diagnostic service tools for motor vehicle manufacturers' dealership networks such as those belonging to General Motors, Ford, Chrysler, BMW, Volkswagen, Renault, Nissan, Harley Davidson and John Deere. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle systems design and the number of dealerships and are not directly correlated with the volume of vehicles produced by the motor vehicle manufacturers. The segment sells automated fare-collection systems to municipal bus and rail transit systems, as well as ride ticket vending systems, primarily within the North American market. Our portable cable and pipe locator line is composed of electronic testing, monitoring and inspection equipment for locating and identifying metallic sheathed fiber optic cable, horizontal boring guidance systems and inspection cameras. The segment sells this product line to a wide customer base, including utility and construction companies, municipalities and telecommunication companies. The segment continues to focus on initiatives such as lean manufacturing, expanding its commercialization of the European and Chinese markets, and leveraging its outsourcing model. The primary distribution channels for the Test and Measurement segment are direct to OEMs and OEM dealers, aftermarket tool and equipment providers and retailers.

Thermal Equipment and Services

        Our Thermal Equipment and Services segment had revenues of $1,690.1, $1,560.5 and $1,327.7 in 2008, 2007 and 2006, respectively. This segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products for the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. We sell our cooling products and services under the brand names of Marley, Balcke-Duerr, Ceramic and Hamon Dry Cooling, with the major competitors to these product and service lines being Baltimore Aircoil Company, Evapco, Inc., GEA Group AG, Alstom SA, Siemens AG and Babcock & Wilcox Company. Our hydronic products include a complete line of gas and oil fired cast iron boilers for space heating in residential and commercial applications, as well as ancillary equipment. The segment's primary hydronic products competitors are Burnham Holdings, Inc. and Buderus. Our heating and ventilation product line includes i) baseboard, wall unit and portable heaters, ii) commercial cabinet and infrared heaters, iii) thermostats and controls, iv) air curtains and v) circulating fans. The segment sells heating and ventilation products under the Berko, Qmark, Farenheat, Aztec, Patton and Leading Edge brand names, with the principal competitors being TPI Corporation, Ouellet, King Electric, Systemair MFG. LLC, Cadet Manufacturing Company and Dimplex North America Ltd for heating products and TPI Corporation, Broan-NuTone LLC and Airmaster Fan Company for ventilation products. The segment continues to focus on expanding its global reach, as well as increasing thermal components and service offerings, particularly in South Africa, Europe and Asia Pacific. The segment's South African subsidiary has a Black Economic Empowerment minority shareholder, which holds a 25.1% interest. The primary distribution channels for the Thermal Equipment and Services segment are direct to customers, independent manufacturing representatives, third-party distributors and retailers.

Industrial Products and Services

        Our Industrial Products and Services segment had revenues of $1,066.6, $865.1 and $741.6 in 2008, 2007 and 2006, respectively. Of the segment's 2008 revenue, approximately 47% was from the sale of power transformers into the US transmission and distribution market. We are a leading provider of medium sized transformers (MVA between 10 and 60 mega-watts) in the United States. Our transformers are sold under the Waukesha Electric brand name. This brand is recognized for quality and reliability by our customers. Typical customers for this product line are public and privately held utilities. Our key competitors in this market include ABB Ltd, (Kuhlman Electric Corporation) and GE-Prolec.

        Additionally, this segment includes operating units that design and manufacture industrial tools and hydraulic units, precision machine components for the aerospace industry, crystal growing machines for the solar power generation market, and television and radio broadcast antenna systems, communications and signal monitoring systems, and precision controlled industrial ovens and chambers. The primary distribution channels for the Industrial Products and Services segment are direct to customers, independent manufacturing representatives and third-party distributors.

Acquisitions

        We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material. We will continue to pursue acquisitions and we may consider acquisitions of businesses with more than $1,000.0 in annual revenues.

        In September 2008, in the Test and Measurement segment, we completed the acquisition of Autoboss Tech, Inc., a China-based manufacturer of diagnostic tools and equipment serving China's vehicle maintenance and repair market, for a purchase price of $9.7. The acquired business had revenues of approximately $7.9 in the twelve months prior to its acquisition.

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

        The following businesses, which have been sold, met the above requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Actual Closing Date of Sale
Scales and Counting Systems business ("Scales")	Q3 2008	Q4 2008
Vibration Testing and Data Acquisition Equipment business ("LDS")	Q1 2008	Q4 2008
Air Filtration	Q3 2007	Q3 2008
Balcke-Duerr Austria GmbH ("BD Austria")	Q4 2007	Q4 2007
Nema AirFin GmbH ("Nema")	Q4 2007	Q4 2007
Contech ("Contech")	Q3 2006	Q2 2007
Dock Products ("Dock")	Q2 2006	Q4 2006
Dielectric Tower ("Tower")	Q4 2005	Q1 2006
Security and protection business ("Vance")	Q3 2005	Q1 2006

        During the third and fourth quarters of 2008, we committed to plans to divest a business within our Flow Technology segment and a business within our Industrial Products and Services segment, respectively. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of these businesses as discontinued operations in our consolidated financial statements. As a result of these planned divestitures, we recorded a net charge of $29.0 during 2008 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the related net assets to be sold to their estimated net realizable value (i.e., projected sales price, net of estimated transaction costs, the expected payment to a minority shareholder and a charge of $7.0 related to tax matters). In January 2009, we sold the business within the Flow Technology segment for cash and a promissory note totaling $23.5. We are actively pursuing the sale of the business within the Industrial Products and Services segment and anticipate that the sale will be completed during the next twelve months.

Joint Venture

        We have a joint venture, EGS Electrical Group, LLC and Subsidiaries ("EGS"), with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Canada and France and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis. We typically receive our share of this joint venture's earnings in cash dividends paid quarterly.

        See Note 9 to our consolidated financial statements for more information on EGS.

International Operations

        We are a multinational corporation with operations in over 40 countries. Our export sales from the United States were $553.5 in 2008, $332.5 in 2007 and $328.6 in 2006.

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

        We spent $67.2 on research activities relating to the development and improvement of our products in 2008, $60.4 in 2007 and $51.9 in 2006. In addition, we expensed purchased in-process research and development of $0.9 during 2007 related to the APV acquisition.

Patents/Trademarks

        We own over 700 domestic patents and 200 foreign patents, including approximately 50 patents that were issued in 2008, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted to a significant extent. We are both a licensor and licensee of patents. For more information, please refer to "Risk Factors."

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

        We are subject to potential increases in the prices of many of our key raw materials, including petroleum-based products, steel and copper. In recent years we have generally been able to offset increases in raw material costs across our segments mainly through effective price increases.

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

Employment

        At December 31, 2008, we had approximately 17,800 employees associated with businesses that have been classified in our consolidated financial statements as continuing operations. Additionally, we had approximately 700 employees associated with two businesses that we have sold, or intend to sell, in 2009 and have classified in our consolidated financial statements as discontinued operations. Eleven domestic collective bargaining agreements cover approximately 1,300 employees, one of which relates to a business classified in our consolidated financial statements as a discontinued operation. We also have various collective labor arrangements covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

Executive Officers

        See Part III, Item 10 of this report for information about our executive officers.

Other Matters

        No customer or group of customers that, to our knowledge, are under common control accounted for more than 10% of our consolidated revenues for any period presented.

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

        Our website address is www.spx.com. Information on our website is not incorporated by reference herein. We file reports with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. Additionally, you may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

 ITEM 1A. Risk Factors

        (All amounts are in millions, except per share data)

        You should consider the risks described below and elsewhere in our documents filed with the SEC before investing in any of our securities. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.

Worldwide economic conditions could negatively impact our businesses.

        The general worldwide deterioration of economic conditions and tightening of credit markets beginning in 2008 are contributing to slowdowns in many industries, including industries in which we or our customers operate. This deterioration and tightening affects businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. These conditions could negatively impact our businesses by adversely affecting, among other things, our:

  •
  revenues;

  •
  profits;

  •
  margins;

  •
  cash flows;

  •
  suppliers' and distributors' ability to perform;

  •
  derivative counterparties' ability to perform their obligations;

  •
  levels of customers' orders;

  •
  order cancellation activity;

  •
  customers' ability to access credit; and

  •
  customers' ability to pay amounts due to us.

        We cannot predict the duration or severity of these conditions, but, if they worsen or continue for an extended time, the negative impact on our businesses could increase. See MD&A for further discussion of how these conditions have affected our businesses to date and how they may affect it in the future.

Difficulties presented by international economic, political, legal, accounting and business factors could negatively affect our interests and business effort.

        We are an increasingly global company, with a significant portion of our sales taking place outside the United States. In 2008, approximately 48% of our revenues were generated outside the United States, and we expect that over 50% of our revenues will be generated outside the United States in 2009. We have placed a particular emphasis on expanding our presence in emerging and developing markets.

        As part of our strategy, we manage businesses with manufacturing facilities worldwide, many of which are located outside the United States.

        Our reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:

  •
  possible significant competition from local or long-time participants in non-U.S. markets who may have significantly greater market knowledge and substantially greater resources than we do;

  •
  local customers may have a preference for locally-produced products. For example, we are facing increased competition from local suppliers in China;

  •
  regulatory or political systems or barriers may make it difficult or impossible to enter new markets. In addition, these barriers may impact our existing businesses, including making it more difficult for them to grow;

  •
  domestic and foreign customs and tariffs may make it difficult or impossible for us to move our products or profits across borders in a cost-effective manner;

  •
  adverse tax consequences, including imposition or increase of income and other taxes on remittances and earnings by subsidiaries may impact our net income;

  •
  transportation and shipping expenses add cost to our products, and may impact our profit margins or lead to lost business;

  •
  credit risk or financial condition of local customers and distributors;

  •
  nationalization of private enterprises;

  •
  government embargos or foreign trade restrictions such as anti-dumping duties. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, sold by us to, or the loss of "normal trade relations" status with, countries in which we conduct business could significantly increase our cost of products imported into the United States or Europe or reduce our sales and harm our business;

  •
  environmental and other laws and regulations;

  •
  our ability to obtain supplies from foreign vendors and ship products internationally may be impaired during times of crisis or otherwise;

  •
  difficulties in protecting intellectual property;

  •
  local, regional or worldwide hostilities;

  •
  distance, language and cultural differences may make it more difficult to manage the business and employees, and to effectively market our products and services;

  •
  potential imposition of restrictions on investments; and

  •
  local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability.

        As an increasing percentage of our products is manufactured in China, South Africa and other developing countries, health conditions and other factors affecting social and economic activity in these countries or affecting the movement of people and products into and from these countries to our major markets, including North America and Europe, could have a significant negative effect on our operations. Because of the importance of our international sales and sourcing of manufacturing, the occurrence of any risk described above could have a material adverse effect on our financial position, results of operations or cash flows.

        Our sales are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in unfavorable translation effects as the results of transactions in foreign countries are translated into U.S. dollars. In addition, sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar. Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars into other countries, which may have a material adverse effect on sales or require us to lower our prices, and also decrease our reported revenues or margins in respect of sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices. Likewise, decreased strength of the U.S. dollar could have a material adverse effect on the cost of materials and products purchased overseas.

Our indebtedness may affect our business and may restrict our operating flexibility.

        At December 31, 2008, we had $1,344.7 in total indebtedness. On that same date, we had $411.8 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under our domestic revolving loan facility of $65.0 and to $123.2 reserved for outstanding letters of credit. In addition, we had $257.6 of available issuance capacity under our foreign trade facility after giving effect to $692.4 reserved for outstanding letters of credit. At December 31, 2008, our cash and equivalents balance was $475.9. See MD&A and Note 12 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may in the future renegotiate or refinance our senior credit facilities, senior notes or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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

  •
  expose us to a risk that a substantial decrease in net operating cash flows due to economic developments or adverse developments in our business could make it difficult to meet debt service requirements; and

  •
  expose us to risks inherent in interest rate fluctuations to the extent existing borrowings are, and any new borrowings may be, at variable rates of interest, which could result in higher interest expense and interest payments in the event of increases in interest rates.

        Our ability to make scheduled payments of principal or pay interest on, or to refinance, our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we cannot assure that future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon an acceleration of such indebtedness, we may pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures, revising implementation of or delaying strategic plans or seeking additional equity capital. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and stock price. In addition, we cannot assure that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements, or that these actions would be permitted under the terms of our various debt agreements.

        Numerous banks in many countries are syndicate members in our credit facility. Failure of one or more of our larger lenders, or several of our smaller lenders, could reduce availability of our credit, which could harm our liquidity.

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

        We face environmental exposures including, for example, those relating to discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. We may be liable for the costs of investigation, removal or remediation of hazardous substances or petroleum products on, under, or in our current or formerly owned or leased property, or from a third-party disposal facility that we may have used, without regard to whether we knew of, or caused, the presence of the contaminants. The presence of, or failure to properly remediate, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent affected property or to borrow funds using affected property as collateral. New or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our financial position, results of operations or cash flows. See Note 14 to our consolidated financial statements for further discussion.

        We face numerous claims, complaints and proceedings. Class actions, derivative lawsuits and contracts, intellectual property, competitive, personal injury, product liability, workers' compensation and other claims have been filed against us and certain of our subsidiaries and some of these remain pending. From time to time, we face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to significant claims, of which we are currently unaware, or the claims, of which we are aware, may result in our incurring a significantly greater liability than we anticipate. Our insurance may be insufficient or unavailable to protect us against potential loss exposures. We have increased our self-insurance limits over the past several years, which has increased our uninsured exposure.

        We devote significant time and expense to defense against the various claims, complaints and proceedings brought against us, and we cannot assure that the expenses or distractions from operating our businesses arising from these defenses will not increase materially.

        We cannot assure that our accruals and right to indemnity and insurance will be sufficient, that recoveries from insurance or indemnification claims will be available or that any of our current or future claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows. See "MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities."

The price of raw materials may adversely affect our results.

        We are exposed to a variety of market risks, including inflation in the prices of raw materials. In recent years, we have faced significant volatility in the prices of many of our key raw materials, including petroleum-based products, steel and copper. Increases in the prices of raw materials may have a material adverse effect on our financial position, results of operations or cash flows, as we may not be able to pass cost increases on to our customers, or our sales may be reduced.

A portion of our revenues is generated through long-term fixed-price contracts, which could expose us to various risks including the risks of cost overruns, inflation and credit and other counterparty risks.

        A portion of our revenues and earnings is generated through long-term fixed-price contracts. We recognize revenues from certain of these contracts using the percentage-of-completion method of accounting whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project. Estimates of total revenues and cost at completion are subject to many variables, including the length of time to complete a contract. To the extent that we underestimate the remaining cost to complete a project, we may overstate the revenues and profit in a particular period. Further, certain of these contracts provide for penalties for failure to timely perform our obligations under the contract, or require that we, at our expense, correct and remedy to the satisfaction of the other party certain defects. Because some of our long-term contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to take a loss on our projects. Additionally, even though we perform credit checks and conduct other due diligence on those with whom we do business, customers of our long-term contracts may suffer financial difficulties that make them unable to pay for a project when completed or they may decide, either as a matter of corporate decision-making or in response to changes in local laws and regulations, not to pay us. We cannot assure that expenses or losses for uncollectible billings relating to our long-term fixed-price contracts will not have a material adverse effect on our revenues and earnings.

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
  increased expenses;

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

        In addition, internal controls over financial reporting of acquired companies may not be up to required standards. Issues may exist that could rise to the level of significant deficiencies or, in some cases, material weaknesses, particularly with respect to foreign companies or non-public U.S. companies acquired.

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

        We strive for and expect to achieve cost savings in connection with our acquisitions, including: (i) manufacturing process and supply chain rationalization, including plant closings in some cases; (ii) streamlining redundant administrative overhead and support activities; and (iii) restructuring and repositioning sales and marketing organizations to eliminate redundancies. Cost savings expectations are inherently estimates that are difficult to predict and are necessarily speculative in nature, and we cannot assure that we will achieve expected, or any, cost savings. In addition, we cannot assure that unforeseen factors will not offset the estimated cost savings or other benefits from our acquisitions. As a result, our actual cost savings, if any, and other anticipated benefits could be delayed and could differ significantly from our estimates and the other information contained in this report.

Our failure to successfully complete acquisitions could negatively affect us.

        We may not be able to consummate desired acquisitions, which could materially impact our growth rate, results of operations, future cash flows and stock price. Our ability to achieve our goals depends upon, among other things, our ability to identify and successfully acquire companies, businesses and product lines, to effectively integrate them and to achieve cost effectiveness. We may also be unable to raise any additional funds necessary to consummate these acquisitions. In addition, decreases in our stock price may adversely affect our ability to consummate acquisitions. Competition for acquisitions in our business areas may be significant and result in higher prices for businesses, including businesses that we may target, which may also affect our acquisition rate or benefits achieved from our acquisitions.

We operate in highly competitive industries. Our failure to compete effectively could harm our business.

        We operate in a highly competitive environment, competing on the basis of product offerings, technical capabilities, quality, service and pricing. We have a number of competitors, some of which are large, with substantial technological and financial resources, brand recognition and established relationships with global service providers. Some of our competitors have low cost structures, support from governments in their home countries, or both. In addition, new competitors may enter the industry. We cannot assure that we will be able to compete successfully against existing or future competitors. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, and make more attractive offers to potential customers, employees and strategic partners than we can.

Our strategy to outsource various elements of the products we sell subjects us to the business risks of our suppliers, which could have a material adverse impact on our operations.

        In areas where we depend on third-party suppliers for outsourced products or components, we are subject to the risk of customer dissatisfaction with the quality or performance of the products we sell due to supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately our inability to supply products to our customers. Third-party supplier business interruptions can include, but are not limited to, work stoppages and union negotiations and other labor disputes. Current economic conditions could impact the ability of suppliers to access credit and, thus, possibly impair their ability to provide us quality product in a timely manner, or at all.

Changes in key estimates and assumptions, such as discount rates, assumed long-term return on assets, assumed long-term trends of future costs, accounting and legislative changes as well as our actual investment returns on our pension plan assets and other actuarial factors could affect our results of operations and cash flows.

        We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans that cover a portion of our salaried and hourly paid employees and retirees including certain employees and retirees in foreign countries. As of December 31, 2008, these plans were underfunded by $450.8. The determination of funding requirements and pension expense or income associated with these plans involves significant judgement, particularly with respect to discount rates, long-term returns on assets, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans' expense, funded status and our cash contributions to such plans could be negatively impacted. In addition, the difference between our actual investment returns and our long-term return on assets assumptions would result in a change to our pension plans' expense, funded status and our required contributions to the plans. See "MD&A—Critical Accounting Policies and Use of Estimates" for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.

Dispositions or our failure to successfully complete dispositions could negatively affect us.

        We continually review each of our businesses in order to determine their long-term strategic fit. As part of this strategy, we dispose of certain of our businesses in the ordinary course, some of which dispositions could be and have been material. Our dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from running our core businesses, increased expense associated with the dispositions, potential disputes with the acquirers of the disposed businesses and a potential dilutive effect on our earnings per share. If dispositions are not completed in a timely manner there may be a negative effect on our cash flows and/or our ability to execute our strategy. See "Business" and Note 4 to our consolidated financial statements for the status of our divestitures.

Increases in the number of shares of our outstanding common stock could adversely affect our common stock price or dilute our earnings per share.

        Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2008, approximately 1.3 shares of our common stock were issuable upon exercise of outstanding stock options by employees and non-employee directors and we had the ability to issue up to an additional 5.8 shares as restricted stock, restricted stock units, or stock options under our 2002 Stock Compensation Plan. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also have a shelf registration statement for 8.3 shares of common stock that may be issued in connection with acquisitions. Additional shares issued will have a dilutive effect on our earnings per share.

We may not be able to finance future needs or adapt our business plan to react to changes in economic or business conditions because of restrictions placed on us by our senior credit facilities and any existing or future instruments governing our other indebtedness.

        Our senior credit facilities, the indentures governing our senior notes and agreements governing our other indebtedness contain, or may contain, a number of restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities, indentures governing our senior notes and any other agreements contain or may contain additional affirmative and negative covenants. Existing restrictions are described more fully under MD&A. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.

        If we do not comply with the covenants and restrictions contained in our senior credit facilities, indentures governing our senior notes and agreements governing our other indebtedness, we could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable. If we default under our senior credit facilities, the lenders could cause all our outstanding debt obligations under our senior credit facilities to become due and payable or require us to apply all of our cash to repay the indebtedness we owe. If our debt is accelerated, we may not be able to repay or refinance our debt. Even if we are able to obtain new financing, we may not be able to repay our debt or borrow sufficient funds to refinance it. In addition, any default under our senior credit facilities, indentures governing our senior notes or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior credit facilities is accelerated, we may not have sufficient assets to repay amounts due under our senior credit facilities, senior notes or other debt securities then outstanding. Our ability to comply with these provisions of our senior credit facilities, indentures governing our senior notes and agreements governing our other indebtedness will be affected by changes in the economic or business conditions or other events beyond our control. Complying with our covenants may also cause us to take actions that are not favorable to us and may make it more difficult for us to successfully execute our business strategy and compete, including against companies that are not subject to such restrictions.

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

        Many of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including, but not limited to:

  •
  the oil and gas, chemical and petrochemical markets, which influence our Flow Technology segment;

  •
  the electric power and infrastructure markets, which influence our Thermal Equipment and Services and Industrial Products and Services segments;

  •
  the U.S. auto manufacturers and franchise dealers are facing significant competitive and other challenges, and we face pressure on revenues and margins in our Test and Measurement segment as a result; and

  •
  demand for cooling systems and towers within our Thermal Equipment and Services segment is correlated to contract timing on large construction contracts, which could cause significant fluctuations in revenues and profits from period to period.

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

Cost reduction actions may affect our business.

        Cost reduction actions often result in charges against earnings. We expect to take charges against earnings in 2009 in connection with implementing additional cost reduction actions at certain of our businesses. These charges can vary significantly from period to period and, as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of restructuring actions, which in turn can have a material adverse effect on our financial position, results of operations or cash flows.

If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.

        At December 31, 2008, we had goodwill and other intangible assets, net of $2,426.5. We account for goodwill and indefinite-lived intangibles in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 states that goodwill and indefinite-lived intangible assets are not amortized, but are instead reviewed for impairment annually (or more frequently if impairment indicators arise). We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.

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

        At December 31, 2008, we had approximately 17,800 employees associated with businesses that have been classified in our consolidated financial statements as continuing operations. Additionally, we had approximately 700 employees associated with two businesses that we have sold, or intend to sell, in 2009 and have classified in our consolidated financial statements as discontinued operations. Eleven domestic collective bargaining agreements cover approximately 1,300 employees, one of which relates to a business classified in our consolidated financial statements as a discontinued operation. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

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

        We cannot assure that our product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us with regard to our products. As a result, we may have to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. The occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers' end users and other losses to us or to our customers or end users, and could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.

Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and accordingly, we may not consummate a transaction that our shareholders consider favorable.

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

ITEM 1B. Unresolved Staff Comments

        Not applicable.

ITEM 2. Properties

        The following is a summary of our principal properties, as of December 31, 2008, classified by segment:

			Approximate Square Footage
		No. of Facilities
	Location		Owned	Leased
			(in millions)
Flow Technology	11 states and 22 foreign countries	61	2.7	1.6
Test and Measurement	6 states and 6 foreign countries	29	0.6	1.0
Thermal Equipment and Services	10 states and 7 foreign countries	31	4.2	3.3
Industrial Products and Services	14 states and 5 foreign countries	26	1.5	0.6

Total		147	9.0	6.5

        In addition to manufacturing plants, we lease our corporate office in Charlotte, NC, our Asia-Pacific center in Shanghai, China, and various sales, service and other locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes.

ITEM 3. Legal Proceedings

(All amounts are in millions)

        We are subject to legal proceedings and claims that arise in the normal course of business. In our opinion, these matters are either without merit or of a kind that should not have a material adverse effect individually or in the aggregate on our financial position, results of operations, or cash flows. However, we cannot assure that these proceedings or claims will not have a material adverse effect on our financial position, results of operations, or cash flows.

        See "MD&A — Critical Accounting Policies and Estimates — Contingent Liabilities," "Risk Factors" and Note 14 to our consolidated financial statements for further discussion of legal proceedings.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

        Not applicable.

 ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol "SPW."

        Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2008 and 2007, together with dividend information.

	High	Low	Dividends per Share
2008
4th Quarter	$77.00	$26.32	$0.25
3rd Quarter	133.52	81.97	0.25
2nd Quarter	139.72	104.55	0.25
1st Quarter	114.04	92.03	0.25

	High	Low	Dividends per Share
2007
4th Quarter	$109.88	$90.72	$0.25
3rd Quarter	94.70	79.81	0.25
2nd Quarter	89.39	69.11	0.25
1st Quarter	71.86	60.98	0.25

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

Issuer Purchases of Equity Securities

        The following table summarizes the repurchases of common stock during the three months ended December 31, 2008:

Period	Total number of shares purchased(1)	Average price per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
9/28/08 – 11/1/08	—	$—	—	—
11/2/08 – 11/29/08	1,600,000	34.34	1,600,000	1,400,000
11/30/08 – 12/31/08	1,775,000	33.95	1,775,000	2,625,000

Total	3,375,000		3,375,000	2,625,000

        Repurchases of common stock totaled $115.2 million during the three months ended December 31, 2008. The approximate number of shareholders of record of our common stock as of February 23, 2009 was 4,184.

 Company Performance

        This graph shows a five year comparison of cumulative total returns for SPX, the S&P Composite Index and the S&P Capital Goods Index. The graph assumes an initial investment of $100 on December 31, 2003 and the reinvestment of dividends.

 ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2008	2007	2006	2005	2004
	(In millions, except per share amounts)
Summary of Operations
Revenues(1)(2)	$5,855.7	$4,575.4	$3,934.4	$3,505.3	$3,317.9
Operating income(2)(3)	473.4	413.7	299.3	245.4	22.4
Other expense, net(4)	(7.8)	(2.7)	(25.9)	(16.9)	(6.9)
Interest expense, net(5)(6)	(105.1)	(71.1)	(50.2)	(163.9)	(153.2)
Equity earnings in joint ventures	45.6	39.9	40.8	23.5	25.9

Income (loss) from continuing operations before income taxes	406.1	379.8	264.0	88.1	(111.8)
(Provision) benefit for income taxes(7)	(152.9)	(85.5)	(50.7)	(64.7)	38.8

Income (loss) from continuing operations	253.2	294.3	213.3	23.4	(73.0)
Income (loss) from discontinued operations, net of tax(6)	(5.3)	(0.1)	(42.6)	1,066.6	55.9

Net income (loss)	$247.9	$294.2	$170.7	$1,090.0	$(17.1)

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations	$4.77	$5.37	$3.66	$0.33	$(0.98)
Income (loss) from discontinued operations	(0.10)	(0.01)	(0.73)	15.00	0.75

Net income (loss) per share	$4.67	$5.36	$2.93	$15.33	$(0.23)

Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$4.68	$5.23	$3.53	$0.32	$(0.98)
Income (loss) from discontinued operations	(0.09)	(0.01)	(0.70)	14.78	0.75

Net income (loss) per share	$4.59	$5.22	$2.83	$15.10	$(0.23)

Dividends declared per share	$1.00	$1.00	$1.00	$1.00	$1.00
Other financial data:
Total assets	$6,121.6	$6,237.4	$5,437.1	$5,306.4	$7,588.5
Total debt	1,344.7	1,567.8	962.5	780.7	2,526.1
Other long-term obligations	913.6	813.3	831.5	986.4	1,206.3
Shareholders' equity	2,010.8	2,006.0	2,109.4	2,111.2	2,127.8
Capital expenditures	116.4	82.6	49.2	37.8	29.4
Depreciation and amortization	104.5	73.5	67.7	61.7	65.4

(1)
On December 31, 2007, we completed the acquisition of APV within our Flow Technology segment. Revenues for APV in 2007, 2006, 2005 and 2004, which are not included above, totaled approximately $876.0, $753.0, $653.0 and $712.0, respectively.

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

(2)
During 2007, an internal audit of an operation in Japan uncovered employee misconduct and improper accounting entries. Correction of these matters resulted in a charge of $7.4 during the third quarter of 2007, with a reduction of $2.3 to revenues, $4.5 recorded to cost of products sold and $0.6 recorded to selling, general and administrative expense. See Note 1 to our consolidated financial statements for further information.

During 2007, we recorded charges related to the settlement of a legacy product liability matter within our Industrial Products and Services segment of $8.5. We also recorded a benefit of $5.0 during 2007 within our Thermal Equipment and Services segment as a result of cost improvements associated with a state-approved environmental remediation plan at a site in California.

(3)
In 2008, 2007, 2006 and 2005, we incurred net special charges of $17.2, $5.2, $3.8 and $7.4, respectively, associated with restructuring initiatives to consolidate manufacturing and other facilities, as well as asset impairments. In 2005, these charges were net of a credit of $7.9 relating to a gain on the sale of land in Milpitas, CA, resulting in the finalization of a previously initiated restructuring action. See Note 6 to our consolidated financial statements for further details.

  In 2008, we recorded $123.0 of charges related to the impairment of goodwill ($114.1) and other intangible assets ($8.9) for our Weil McLain subsidiary.

  In 2007, we recorded charges of $5.0 within corporate expense related to legacy legal matters.

  In 2007, we recorded an impairment charge of $4.0 associated with other intangible assets held by a business within our Thermal Equipment and Services segment. See Note 8 to our consolidated financial statements for further discussion.

  In 2004, we recorded charges of $175.3 related to the impairment of goodwill and other intangible assets for our Hydraulic Technologies, Radiodetection and TPS businesses. In addition, we incurred net special charges of $36.4 related to other asset impairments and cash costs associated with work force reductions, initiatives to divest or consolidate manufacturing facilities, asset divestures and the exit of certain operations. Approximately $8.8 of these net special charges related to non-disposal asset impairments at our Hydraulic Technologies business that were recorded in accordance with the provisions of SFAS No. 144.

(4)
In 2008, we recorded a charge of $9.5 relating to the settlement of a lawsuit arising out of a 1997 business disposition. In 2006, we recorded a charge of $20.0 relating to the settlement of a lawsuit with VSI Holdings, Inc. ("VSI").

(5)
Interest expense, net included losses on early extinguishment of debt of $3.3 in 2007, $113.6 in 2005 and $2.6 in 2004 related to the write-off of unamortized deferred financing fees, premiums/fees paid to redeem senior notes and other costs associated with the extinguishment of the term loans and revolving credit loan.

(6)
Income from discontinued operations included an allocation of interest expense of $10.2 in 2004 associated with the provision under our credit agreement then in effect that required that the first $150.0 of proceeds from business dispositions be applied to outstanding balances under the credit agreement, including the term loans. No other corporate costs have been allocated to discontinued operations.

(7)
During 2008, we recorded an income tax benefit of $25.6 associated with the audit settlement of our Federal income tax returns for 2003 through 2005. In addition, the tax benefit associated with the $123.0 of impairment charges was only $3.6.

During 2007, in connection with the resolution of certain matters related to our Federal income tax returns for the years 1995 through 2002, we recorded an income tax benefit of $16.8. In addition, during 2007, we recorded an income tax benefit of $11.5 associated with a reduction in the statutory tax rates in Germany and the United Kingdom. Lastly, during 2007, we recorded an income tax benefit of $3.5 associated with the settlement of certain income tax matters in the United Kingdom, a $4.9 benefit for the reduction of taxes accrued in prior years, and a $3.7 refund in China related to an earnings reinvestment plan.

During 2006, we recorded an income tax benefit of $34.7 principally associated with the settlement of certain matters relating to our 1998 to 2002 Federal income tax returns.

ITEM 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations

(All dollar and share amounts are in millions)

        The following should be read in conjunction with our consolidated financial statements and the related notes.

Executive Overview

        Overall, 2008 was a very successful operating year for SPX as we experienced the best operating earnings performance in our 97-year history and increased revenues and operating profit for the fourth consecutive year. Specifically, revenues for 2008 were higher than 2007 by 28.0%. In addition, operating income was higher in 2008 by 14.4% compared to 2007, even after recording impairment charges at our Weil McLain subsidiary of $123.0 relating to goodwill and other intangible assets. Lastly, cash flows from continuing operations totaled $404.7 in 2008. The increase in revenues and operating income was due primarily to: organic revenue growth of 6.2%; our continued expansion into international markets; our lean, supply chain and new product development initiatives; and contract and product pricing efforts. There were a number of other significant items that impacted 2008 operating results, including:

        Acquisitions — In September 2008, we completed the acquisition of Autoboss Tech, Inc. within our Test and Measurement segment for a purchase price of $9.7.

  Dispositions and Discontinued Operations:

  •
  in July 2008, we sold our Air Filtration business unit for cash consideration of $38.5. We recorded a net loss on the sale of $0.8 to "Gain (loss) on disposition of discontinued operations, net of tax;"

  •
  in December 2008, we sold our LDS business unit for cash consideration of $82.5. We recorded a net gain on the sale of $17.1 to "Gain (loss) on disposition of discontinued operations, net of tax;"

  •
  in December 2008, we sold our Scales business unit for cash consideration of $16.8. We recorded a net loss on sale of $4.7 to "Gain (loss) on disposition of discontinued operations, net of tax;" and

  •
  during the third and fourth quarters of 2008, we committed to plans to divest a business within our Flow Technology segment and a business within our Industrial Products and Services segment, respectively. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of these businesses as discontinued operations in our consolidated financial statements. As a result of these planned divestitures, we recorded a net charge of $29.0 during 2008 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the related net assets to be sold to their estimated net realizable value (i.e., projected sales price, net of estimated transaction costs, the expected payment to a minority shareholder and a charge of $7.0 related to tax matters). In January 2009, we sold the business within the Flow Technology segment for cash and a promissory note totaling $23.5. We are actively pursuing the sale of the business within the Industrial Products and Services segment and anticipate that the sale will be completed during the next twelve months.

        Common Stock Repurchases — We repurchased 3.4 shares of our common stock for total cash consideration of $115.2.

        Income Taxes — We reached a settlement with the Internal Revenue Service ("IRS") regarding certain matters related to our Federal income tax returns for the years 2003 through 2005. In connection with the resolution of these matters, we recorded a tax benefit of $25.6 to continuing operations and $5.0 to discontinued operations.

  Other:

  •
  we recorded $123.0 of charges related to the impairment of goodwill ($114.1) and other intangible assets ($8.9) at our Weil McLain subsidiary;

  •
  we made pension and other payments to our former Chief Executive Officer of $39.8. In connection with the pension payments, we recorded a charge of $7.1 to selling, general and administrative expense; and

  •
  we recorded a charge of $9.5 to other expense, net relating to the settlement of a lawsuit arising out of a 1997 business disposition.

        Despite our success in 2008, we recognize that there have been substantial recent changes in the global economic environment, including disruptions in financial markets and banking systems. The instability in the credit markets is significantly impacting the behavior of our industrial customers. In particular, we have experienced a recent reduction in orders for power transformers and project deferrals from a few of our large solar customers. In addition, we continue to see softness in the automotive markets served by our tools and diagnostic equipment business. As a result of these changes in economic conditions, we are expecting 2009 organic revenue to be flat to down 5% and we are proceeding cautiously, with a continued focus on potential impacts on our customers and our business. However, we believe that our flexible capital and cost structures leave us well positioned to manage through these challenging economic times. We also have identified a number of restructuring opportunities that we plan to implement during 2009 and continue with our core operating initiatives and our strategy around three global end markets. Overall, we remain confident in our long-term strategy and growth opportunities.

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

        Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovations. These methods vary with the type of product sold. We believe we can compete effectively on the basis of each of these factors as they apply to the various products we offer. See "Business — Segments" for a discussion of our competitors.

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

        The following table provides selected financial information for the years ended December 31, 2008, 2007 and 2006, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	2008	2007	2006	2008 vs. 2007%	2007 vs. 2006%
Revenues	$5,855.7	$4,575.4	$3,934.4	28.0	16.3
Gross profit	1,771.7	1,327.1	1,100.1	33.5	20.6
% of revenues	30.3%	29.0%	28.0%
Selling, general and administrative expense	1,132.4	886.4	783.5	27.8	13.1
% of revenues	19.3%	19.4%	19.9%
Intangible amortization	25.7	17.8	13.5	44.4	31.9
Impairment of goodwill and other intangible assets	123.0	4.0	—	*	—
Special charges, net	17.2	5.2	3.8	230.8	36.8
Other expense, net	(7.8)	(2.7)	(25.9)	188.9	(89.6)
Interest expense, net	(105.1)	(67.8)	(50.2)	55.0	35.1
Loss on early extinguishment of debt	—	(3.3)	—	*	—
Equity earnings in joint ventures	45.6	39.9	40.8	14.3	(2.2)
Income from continuing operations before income taxes	406.1	379.8	264.0	6.9	43.9
Income tax provision	(152.9)	(85.5)	(50.7)	78.8	68.6
Income from continuing operations	253.2	294.3	213.3	(14.0)	38.0
Components of consolidated revenue growth:
Organic growth				6.2	9.5
Foreign currency				1.5	2.7
Acquisitions, net				20.3	4.1

Net revenue growth				28.0	16.3

*
Not meaningful for comparison purposes.

        Revenues — For 2008, the increase in revenues was driven primarily by the fourth quarter 2007 acquisition of APV by our Flow Technology segment and the acquisitions of a division of Johnson Controls ("JCD") and Matra — Werke GmbH ("Matra") by our Test and Measurement segment during the third and fourth quarters of 2007, respectively. Additionally, we experienced strong demand for 1) power transformers, crystal growing machines for the solar power market, and television and radio broadcast antenna systems within our Industrial Products and Services segment, 2) products sold in the power, oil and gas, and food and beverage markets serviced by businesses within our Flow Technology segment, and 3) cooling systems and products and thermal services and equipment within our Thermal Equipment and Services segment. Revenues for 2008 also benefited from the favorable impact of foreign currencies (i.e., relative weakening during the first half of 2008 of the U.S. dollar against many foreign currencies, primarily the Euro), partially offset by declines in organic revenue in our Test and Measurement segment due to lower aftermarket, domestic OEM, and dealer equipment revenues associated with the difficult conditions within the domestic automotive market.

        For 2007, the increase in revenues was driven primarily by organic revenue growth. We experienced strong demand in the power, chemical, mining, oil and gas, food and beverage and dehydration markets serviced by businesses in our Flow

Technology segment, as well as for cooling systems and products and thermal services within our Thermal Equipment and Services segment. Growth in our Industrial Products and Services segment was led by strong demand for power transformers. Revenues for 2007 also benefited from the fourth quarter 2006 acquisition of Aktiebolaget Custos ("Custos") within our Flow Technology segment, the 2007 acquisitions of JCD and Matra within our Test and Measurement segment, and the favorable impact of foreign currencies (i.e., weakening of the U.S. dollar against most other currencies).

        Gross Profit — The increase in gross profit in 2008 was due primarily to the revenue performance described above. The following items favorably impacted gross profit as a percentage of revenues in 2008 when compared to 2007:

  •
  improved pricing, favorable product mix and productivity associated with the power transformer business within our Industrial Products and Services segment;

  •
  improved execution and favorable project mix at the cooling systems and products business within our Thermal Equipment and Services segment;

  •
  improved pricing and lean manufacturing initiatives within the Flow Technology segment; and

  •
  leverage on the organic revenue growth noted above.

        These increases in gross profit were offset partially by an incremental charge of $7.5 at APV, representing the excess fair value (over historical cost) of inventory acquired in the APV transaction that was subsequently sold in 2008.

        The increase in gross profit in 2007, when compared to 2006, was due primarily to the revenue performance described above. The following items favorably impacted gross profit as a percentage of revenues in 2007 when compared to 2006:

  •
  improved pricing, favorable product mix and productivity associated with the power transformer business within our Industrial Products and Services segment;

  •
  improved pricing and lean manufacturing initiatives within the Flow Technology segment;

  •
  improved execution and favorable project mix at the cooling systems and products business within our Thermal Equipment and Services segment; and

  •
  leverage on the organic revenue growth noted above.

        The following items partially offset the 2007 increases in gross profit described above:

  •
  a significant decline in OEM program launches due to difficult conditions within the domestic automotive market led to reduced revenues and margins in our Test and Measurement segment;

  •
  an internal audit of an operation in Japan uncovered employee misconduct and improper accounting entries. Correction of these matters resulted in a total charge of $7.4 during the third quarter of 2007, with a reduction of $2.3 of revenues, $4.5 recorded to cost of products sold and $0.6 recorded to selling, general and administrative expense. See Note 1 to our consolidated financial statements for further information; and

  •
  charges of $8.5 within our Industrial Products and Services segment related to the settlement of a legacy product liability matter.

        Selling, General and Administrative ("SG&A") Expense — For 2008, the increase in SG&A expense of $246.0 was due primarily to incremental costs associated with the acquisitions of APV, JCD and Matra, additional costs in support of organic revenue growth, the impact of foreign currency exchange rates, and increased corporate expense. The change in foreign currency exchange rates in comparison to the U.S. dollar resulted in an increase in SG&A during 2008 of approximately $11.0. The increase in corporate expense resulted primarily from the following:

  •
  additional salaries and incentive compensation relating to headcount increases in support of certain key operating initiatives;

  •
  higher professional fees associated with various income tax related projects; and

  •
  costs associated with the settlement of a legacy legal matter.

        For 2007, the increase in SG&A expense of $102.9 was due primarily to incremental costs associated with the acquisitions of Custos, JCD and Matra, as well as increases in headcount and associated costs to support the organic revenue growth within our segments. Additionally, 2007 SG&A expense was higher due to the following:

  •
  higher salaries and incentive compensation relating to the impact of headcount increases in support of certain key operating initiatives; and

  •
  higher stock-based compensation expense of $2.8 primarily as a result of an increase in the fair value of our 2007 restricted stock and restricted stock unit awards due to an increase in the market value of our common stock.

        In addition, SG&A for 2007 included charges of $5.0 relating to legacy legal matters and a benefit of $5.0 within our Thermal Equipment and Services segment as a result of cost improvements associated with a state approved environmental remediation plan at a site in California.

        Intangible Amortization — The increase in intangible amortization in 2008, as compared to 2007, was due primarily to the impact of amortization of intangibles associated with the acquisition of APV. The increase in intangible amortization in 2007, as compared to 2006, was due primarily to the impact of amortization of intangibles associated with the acquisitions of Custos, JCD and Matra.

        Impairment of Goodwill and Other Intangible Assets — In connection with our 2008 impairment testing of indefinite-lived intangibles under SFAS No. 142, we determined that the fair value of our Weil McLain subsidiary was less than the carrying value of its net assets. As a result, we estimated the implied fair value of goodwill and recorded $123.0 of charges related to the impairment of goodwill ($114.1) and other intangible assets ($8.9). See Note 8 to our consolidated financial statements for further discussion.

        In connection with our 2007 impairment testing of indefinite-lived intangibles under SFAS No. 142 and long-lived assets under SFAS No.144, we determined that certain intangible assets held by a business within our Thermal Equipment and Services segment were impaired. Accordingly, we recorded an impairment charge of $4.0 in the fourth quarter of 2007 related to such testing. See Note 8 to our consolidated financial statements for further discussion.

        Special Charges, Net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 6 to our consolidated financial statements for the details of actions taken in 2008, 2007 and 2006. The components of special charges, net, follow:

	2008	2007	2006
Employee termination costs	$5.5	$2.8	$1.3
Facility consolidation costs	2.5	0.3	1.1
Other cash costs	4.9	1.3	0.3
Non-cash asset write-downs	4.3	0.8	1.3
Gain on sale of assets	—	—	(0.2)

Total special charges, net	$17.2	$5.2	$3.8

        Other Expense, Net — For 2008, other expense, net, was composed primarily of a charge of $9.5 relating to the settlement of a lawsuit arising out of a 1997 business disposition and minority interest charges of $6.5, partially offset by foreign currency transaction gains of $5.7.

        For 2007, other expense, net, was composed primarily of foreign currency transaction losses of $2.7 and minority interest charges of $0.5, partially offset by $1.1 of life insurance death benefits that were received during 2007.

        For 2006, other expense, net, was composed primarily of $20.0 in costs to settle the litigation with VSI (see Note 14 to our consolidated financial statements) and $7.0 of foreign currency transaction losses.

        Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during 2008 and 2007 was the result of higher average debt balances. The average debt balances in 2008 were higher than 2007 primarily as a result of the issuance of the $500.0 of 7.625% senior unsecured notes in December 2007 (see Note 12 to our consolidated financial statements), the proceeds of which were used primarily to fund the APV acquisition. The higher average debt balances in 2007 (in comparison to 2006) were the result of additional borrowings on our trade receivables financing arrangement and our domestic revolving loan facility to facilitate the repurchase of our common stock, as well as the issuance of the $500.0 of 7.625% senior notes mentioned above.

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

        Equity Earnings in Joint Ventures — Our equity earnings in joint ventures are attributable primarily to our investment in EGS, as earnings from this investment totaled $43.7, $39.3 and $40.2 in 2008, 2007 and 2006, respectively.

        Income Taxes — For 2008, we recorded an income tax provision of $152.9 on $406.1 of pre-tax income, resulting in an effective tax rate of 37.7%. The effective tax rate for 2008 was impacted negatively by impairment charges of $123.0 (see above), which generated an income tax benefit of only $3.6. The increase in the 2008 effective tax rate was offset partially by a tax benefit of $25.6 that was recorded in connection with the finalization of the audits of our 2003 through 2005 Federal income tax returns.

        For 2007, we recorded an income tax provision of $85.5 on $379.8 of pre-tax income, resulting in an effective rate of 22.5%. The 2007 effective tax rate was favorably impacted by several items. The primary sources of benefit were: a $16.8 benefit related to the settlement of the 1995 to 2002 Federal income tax returns; an $11.5 benefit related to the reduction in the statutory tax rates in Germany and the United Kingdom; a $3.5 benefit associated with settlement of certain income tax return matters in the United Kingdom; $4.9 benefit for the reduction of taxes accrued in prior years; and a $3.7 reinvestment credit in China.

        For 2006, we recorded an income tax provision of $50.7 on $264.0 of pre-tax income, resulting in an effective tax rate of 19.2%. The effective tax rate for 2006 was impacted favorably by income tax benefits of $34.7 and $8.3 associated principally with the settlement of certain matters relating to our 1998 to 2002 Federal income tax returns and various state income tax returns, respectively.

Results of Discontinued Operations

        For 2008, 2007 and 2006, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2008	2007	2006
Income (loss) from discontinued operations	$5.0	$(27.4)	$(85.4)
Income tax (provision) benefit	(10.3)	27.3	42.8

Loss from discontinued operations, net	$(5.3)	$(0.1)	$(42.6)

        For 2008, 2007 and 2006, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2008	2007	2006
Revenues	$288.3	$542.7	$788.6
Pre-tax income	9.1	9.2	23.9

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

Business	Quarter Discontinued	Actual Closing Date of Sale
Scales and Counting Systems business ("Scales")	Q3 2008	Q4 2008
Vibration Testing and Data Acquisition Equipment business ("LDS")	Q1 2008	Q4 2008
Air Filtration	Q3 2007	Q3 2008
Balcke-Duerr Austria GmbH ("BD Austria")	Q4 2007	Q4 2007
Nema AirFin GmbH ("Nema")	Q4 2007	Q4 2007
Contech ("Contech")	Q3 2006	Q2 2007
Dock Products ("Dock")	Q2 2006	Q4 2006
Dielectric Tower ("Tower")	Q4 2005	Q1 2006
Security and protection business ("Vance")	Q3 2005	Q1 2006

        Scales — Sold for cash consideration of $16.8, resulting in a loss, net of taxes, of $4.7.

        LDS — Sold for cash consideration of $82.5, resulting in a gain, net of taxes, of $17.1.

        Air Filtration — Sold for cash consideration of $38.5, resulting in a loss, net of taxes, of $0.8 during 2008. During 2007, we recorded a net charge of $11.0 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

        BD Austria — Sold for cash consideration of $11.6, exclusive of cash balances assumed by the buyer of $30.0, resulting in a net gain of $17.2.

        Nema — Sold for $6.8 in cash, net of cash balances assumed by the buyer of $0.4, for a net loss of $2.3.

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

        Dock — Sold for $43.5 in cash, resulting in a net gain on the sale of $29.0. This gain related primarily to a tax benefit of $33.2, partially offset by expenses that were contingent primarily upon the consummation of the sale, which included $0.3 due to the modification of the vesting period of restricted stock units that had been issued to Dock employees (see Note 15 to our consolidated financial statements for further information).

        Tower — Sold for $6.9 in cash, resulting in a net gain of $0.9.

        Vance — Sold for $70.6 in cash, resulting in a net loss of $3.1, primarily due to expenses that were contingent upon the consummation of the sale, which included $1.6 due to the modification of the vesting period of restricted stock units that had been issued to Vance employees (see Note 15 to our consolidated financial statements for further information).

        During the third and fourth quarters of 2008, we committed to plans to divest a business within our Flow Technology segment and a business within our Industrial Products and Services segment, respectively. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of these businesses as discontinued operations in our consolidated financial statements. As a result of these planned divestitures, we recorded a net charge of $29.0 during 2008 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the related net assets to be sold to their estimated net realizable value (i.e., projected sales price, net of estimated transaction costs, the expected payment to a minority shareholder and a charge of $7.0 related to tax matters). In January 2009, we sold the business within the Flow Technology segment for cash and a promissory note totaling $23.5. We are actively pursuing the sale of the business within the Industrial Products and Services segment and anticipate that the sale will be completed during the next twelve months.

        On August 26, 2008, we reached an agreement with the Internal Revenue Service ("IRS") regarding audits of our 2003 through 2005 Federal income tax returns. Upon the resolution of the examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $5.0 to "Gain (loss) on disposition of discontinued operations, net of tax" associated with a business previously disposed of and reported as a discontinued operation.

        During the third quarter of 2007, we recognized an income tax benefit of $13.5 to "Gain (loss) on disposition of discontinued operations, net of tax" relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily during 2005. See Note 1 to our consolidated financial statements for further details.

        In addition to the gains/(losses) recorded in 2008 relating to the businesses discussed above, we recognized a net gain in 2008 of $0.6 resulting from adjustments to gains/(losses) on sales of businesses that were previously discontinued. Along with the gains/(losses) recorded in 2007 relating to the BD Austria, Nema, Contech and Air Filtration businesses discussed above, we recognized a net loss in 2007 of $7.3 resulting from adjustments to the gains/(losses) on sales of businesses that were previously discontinued. Lastly, along with the gains/(losses) recorded in 2006 relating to the Dock, Tower, Vance and Contech businesses discussed above, we recognized a net gain in 2006 of $20.1 resulting from adjustments to the gains/(losses) on sales of businesses that were previously discontinued, with such adjustments related primarily to a reduction in income tax liabilities.

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

        Non-GAAP Measures — Throughout the following discussion of segment results, we use "organic revenue" growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth is a non-GAAP financial measure, and is not a substitute for revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under "Results of Continuing Operations — Non-GAAP Measures."

Flow Technology

	2008	2007	2006	2008 vs. 2007%	2007 vs. 2006%
Revenues	$1,998.7	$1,070.0	$815.4	86.8	31.2
Segment income	243.4	175.4	127.5	38.8	37.6
% of revenues	12.2%	16.4%	15.6%
Components of segment revenue growth:
Organic growth				8.0	14.7
Foreign currency				(0.1)	2.5
Acquisitions, net				78.9	14.0

Net segment revenue growth				86.8	31.2

        Revenues — For 2008, the increase in revenues was due primarily to the fourth quarter 2007 acquisition of APV, which contributed $838.5 of revenues during 2008. Additionally, revenues were impacted favorably by organic revenue growth resulting from strong demand within the power, oil and gas, mining and food and beverage markets.

        For 2007, the increase in revenues was due primarily to organic revenue growth resulting from strong demand within the power, chemical, mining, oil and gas, food and beverage and dehydration markets. Additionally, revenues were favorably impacted by the fourth quarter 2006 acquisition of Custos, which contributed revenues of $119.0 during 2007, as well as the impact of foreign currency exchange rates.

        Segment Income — For 2008, segment income was favorably impacted by organic revenue growth, as well as improved pricing and lean manufacturing initiatives. Segment margins were negatively impacted by lower operating margins at APV, which reduced segment margins by approximately 520 basis points during 2008. In particular, segment income for 2008 was reduced by a charge of $7.5, representing the excess fair value (over historical cost) of inventory acquired in the APV transaction that was subsequently sold during 2008. We expect significant but gradual improvement in APV's operating margins as a result of the synergies from our integration efforts and operational improvements instituted by our management team.

        For 2007, segment income and margin were favorably impacted by organic revenue growth, as well as lean manufacturing and supply chain initiatives and lower operating expenses resulting from previous restructuring initiatives.

Test and Measurement

	2008	2007	2006	2008 vs. 2007%	2007 vs. 2006%
Revenues	$1,100.3	$1,079.8	$1,049.7	1.9	2.9
Segment income	108.8	118.3	148.8	(8.0)	(20.5)
% of revenues	9.9%	11.0%	14.2%
Components of segment revenue growth:
Organic decline				(7.2)	(4.4)
Foreign currency				1.4	2.7
Acquisitions, net				7.7	4.6

Net segment revenue growth				1.9	2.9

        Revenues — For 2008, the increase in revenues was due to the impact of the acquisitions of JCD in the third quarter of 2007 and Matra in the fourth quarter of 2007, which contributed $56.2 of incremental revenues to 2008, as well as the impact of foreign currency exchange rates. These increases were offset partially by a decline in organic revenue resulting from lower aftermarket, domestic OEM, and dealer equipment revenues associated with the difficult conditions within the domestic automotive market.

        For 2007, the increase in revenues was due primarily to the impact of foreign currency exchange rates and the acquisitions of JCD in the third quarter of 2007 and Matra in the fourth quarter of 2007, which contributed $37.5 of combined revenues to the segment. These increases were partially offset by a decline in organic revenue resulting from lower domestic OEM and dealer equipment revenues associated with the difficult conditions within the domestic automotive market.

        Segment Income — For 2008, segment income and margin decreased primarily as a result of the organic revenue decline noted above associated with the difficult conditions within the domestic automotive market, lower absorption of fixed manufacturing costs resulting from the aforementioned decline in revenues, and investments in Asia-Pacific. Segment income and margins for 2008 were impacted favorably by the acquisitions of JCD and Matra and the foreign currency fluctuations noted above.

        For 2007, segment income and margin decreased primarily as the result of lower revenues associated with difficult conditions within the domestic automotive market, lower absorption of fixed manufacturing costs resulting from the aforementioned decline in revenues, additional costs associated with investments in Asia-Pacific and increased research and development costs in support of new products. In addition, during 2007, we recorded a charge of $7.4 at an operation in Japan relating to improper accounting entries, which included $2.4 of inventory write-downs, $2.0 of accounts receivable write-offs and $3.0 of other adjustments (see Note 1 to the consolidated financial statements for further information). These declines in segment income and margin were offset partially by improved profitability within the segment's portable cable and pipe locator product lines associated with new product introductions and operating profits associated with the acquisitions of JCD and Matra.

Thermal Equipment and Services

	2008	2007	2006	2008 vs. 2007%	2007 vs. 2006%
Revenues	$1,690.1	$1,560.5	$1,327.7	8.3	17.5
Segment income	204.4	162.7	111.4	25.6	46.1
% of revenues	12.1%	10.4%	8.4%
Components of segment revenue growth:
Organic growth				4.8	13.5
Foreign currency				3.5	4.0
Acquisitions, net				—	—

Net segment revenue growth				8.3	17.5

        Revenues — For 2008 and 2007, the increase in revenues was due primarily to organic revenue growth associated with continued global demand for the segment's cooling systems and products and thermal services and equipment, as well as to the impact of foreign currencies.

        Segment Income — For 2008, segment income and margin increased as a result of favorable project mix and improved operating performance across the segment's product lines. In addition, the foreign currency fluctuations noted above also favorably impacted segment income in 2008.

        For 2007, segment income and margin increased as a result of the organic revenue growth noted above and improved execution within the cooling products and services business. In addition, segment income for 2007 included a benefit of $5.0 as a result of cost improvements associated with a state-approved environmental remediation plan at a site in California.

Industrial Products and Services

	2008	2007	2006	2008 vs. 2007%	2007 vs. 2006%
Revenues	$1,066.6	$865.1	$741.6	23.3	16.7
Segment income	245.0	149.8	92.4	63.6	62.1
% of revenues	23.0%	17.3%	12.5%
Components of segment revenue growth:
Organic growth				23.2	16.2
Foreign currency				0.1	0.5
Acquisitions, net				—	—

Net segment revenue growth				23.3	16.7

        Revenues — For 2008, the increase in revenues was due primarily to organic revenue growth driven by strong demand for power transformers, crystal growing machines for the solar power market, and television and radio broadcast antenna systems.

        For 2007, the increase in revenues was due to organic revenue growth driven primarily by strong demand for power transformers.

        Segment Income — For 2008, the increase in segment income and margin was due to the organic revenue growth described above and manufacturing efficiencies achieved from lean and supply chain initiatives.

        For 2007, the increase in segment income and margin was due to the organic revenue growth described above. This increase was offset partially by charges of $8.5 related to the settlement of a legacy product liability matter.

Corporate Expense and Other Expense

	2008	2007	2006	2008 vs. 2007%	2007 vs. 2006%
Total consolidated revenues	$5,855.7	$4,575.4	$3,934.4	28.0	16.3
Corporate expense	107.7	100.3	96.1	7.4	4.4
% of revenues	1.8%	2.2%	2.4%
Stock-based compensation expense	41.5	39.5	36.7	5.1	7.6
Pension and postretirement expense	38.8	43.5	44.2	(10.8)	(1.6)

        Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters, our Horsham, PA information technology data center ("IT Center"), and our Asia-Pacific center in Shanghai, China. As described in Note 6 to our consolidated financial statements, during 2008 we initiated a plan for the shut-down of our IT Center in Horsham, PA. We expect to complete this shut-down during the first half of 2010. For 2008 and 2007, the increase in corporate expense was due primarily to higher salaries and incentive compensation relating to the impact of headcount increases in support of certain key operating initiatives, including the expansion of our Asia-Pacific center. In addition, corporate expense for 2008 was impacted by increased professional fees relating to various income tax related projects and costs relating to the settlement of a legacy legal matter. Lastly, 2007 corporate expense included charges of $5.0 relating to legacy legal matters.

        Stock-based Compensation Expense — The increase in stock-based compensation for 2008 compared to 2007 was due primarily to an increase in the fair value of our 2008 restricted stock and restricted stock unit awards, partially offset by the reversal of previously recorded stock compensation associated with restricted stock awards that were forfeited during 2008. The weighted-average fair value of our 2008 stock-based compensation awards, which is directly correlated to changes in our share price (see Note 15 to the consolidated financial statements for a discussion of our valuation technique), increased approximately 16% compared to the weighted-average fair value of our 2007 awards.

        The 2007 increase in stock-based compensation expense was due primarily to an increase in the fair value of our 2007 restricted stock and restricted stock unit awards. The weighted-average fair value of our 2007 restricted stock and restricted stock unit awards was approximately 35% higher than the weighted-average fair value of the comparable 2006 awards.

        Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense for 2008 versus 2007 was due primarily to a reduction in the amortization of unrecognized losses. In addition, during 2008 we changed the amortization period for unrecognized losses under one of our qualified U.S. pension plans. Actuarial gains/(losses) for our pension plans generally are amortized over the approximate average service period of active employees expected to receive benefits under the plans. Based on a decrease in the number of active participants covered under one of our qualified U.S. pension plans, effective January 1, 2008, we began amortizing losses under the plan over the average remaining life expectancy of inactive participants receiving benefits under the plan. The effect of this change to the amortization period decreased net periodic pension expense by approximately $2.4 in 2008. These decreases in pension expense were offset partially by a settlement charge of $7.1 that we recorded in connection with a lump-sum payment that was made in 2008 to extinguish all remaining pension obligations to our former Chief Executive Officer under certain of our non-qualified pension plans.

 Outlook

        The following table highlights our backlog as of December 31, 2008 and 2007, and segment expectations for 2009 based on information available at the time of this report.

Segment	Comments
Flow Technology	We are targeting flat to modest organic revenue growth in 2009, following three years of double-digit, or near double-digit, growth. Sales into the oil and gas and power markets are expected to remain strong, while the food and beverage markets are expected to remain steady. However, we are projecting declines in the general industrial, chemical and dehydration markets due to the economic slowdown. The segment had backlog of $645.6 and $720.7 as of December 31, 2008 and 2007, respectively.
Test and Measurement
We are projecting a decline in organic revenue due to the difficult U.S. automotive market, along with the broader U.S. recession, which impacts our aftermarket sales. Backlog for the segment is not material as the related businesses are primarily short-cycle in nature.
Thermal Equipment and Services
We are projecting modest revenue growth for the segment in 2009, as the global power generation market remains stable. We had a backlog of $2,083.6 and $1,254.2 as of December 31, 2008 and 2007, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. Portions of this backlog are very long-term in nature, with the related revenue to be recorded through 2015. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.
Industrial Products and Services
We expect a decline in organic revenue, as the instability in the credit markets has significantly impacted the capital spending behavior of certain of the segment's customers. Backlog for the segment totaled $549.6 and $631.4 as of December 31, 2008 and 2007, respectively.

Liquidity and Financial Condition

        Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, and the net change in cash and equivalents for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Continuing operations:
Cash flows from operating activities	$404.7	$411.1	$53.1
Cash flows used in investing activities	(144.1)	(646.5)	(199.2)
Cash flows used in financing activities	(311.7)	(61.5)	(74.8)
Cash flows from discontinued operations	130.4	161.0	113.1
Increase in cash and equivalents due to changes in foreign currency exchange rates	42.5	12.8	4.8

Net change in cash and equivalents	$121.8	$(123.1)	$(103.0)

2008 Compared to 2007:

        Operating Activities — The primary factors contributing to the decrease in cash flows from operating activities during 2008 as compared to 2007 were as follows:

  •
  pension and other payments of $39.8 that were made in August 2008 to our former Chief Executive Officer;

  •
  payments associated with the integration of the APV business; and

  •
  increases in working capital associated with organic growth.

        The above decreases were offset partially by the impact of the increase in operating earnings during 2008.

        Investing Activities — The decrease in cash flows used in investing activities during 2008 as compared to 2007 was due primarily to a decline in business acquisitions and investments ($15.0 in 2008 compared to $567.2 in 2007), relating primarily to the acquisitions of APV, JCD and Matra during 2007. This decrease was partially offset by an increase in capital expenditures relating primarily to the implementation of new ERP software systems in connection with our ERP rationalization initiative and investment in our infrastructure ($116.4 in 2008 compared to $82.6 in 2007).

        Financing Activities — The primary factors contributing to the increase in cash used in financing activities during 2008 as compared to 2007 were as follows:

  •
  borrowings under the 7.625% senior notes of $500.0 in 2007;

  •
  net repayments on the revolving credit facilities during 2008 of $125.0 compared to net borrowings in 2007 of $45.7;

  •
  net repayments on the trade receivable financing arrangement during 2008 of $70.0 compared to net borrowings in 2007 of $69.0; and

  •
  a decrease in proceeds from the exercise of stock options and other ($81.5 in 2008 compared to $133.0 in 2007).

        The above increases were offset partially by a decrease in repurchases of our common stock ($115.2 in 2008 versus $715.9 in 2007).

        Discontinued Operations — The decrease in cash flows from discontinued operations during 2008 as compared to 2007 was due primarily to an income tax refund of $45.4 received in 2007 associated with capital losses generated from the sale of discontinued operations. Cash flows from discontinued operations included cash proceeds from business dispositions of $137.8 and $129.2 in 2008 and 2007, respectively.

2007 Compared to 2006:

        Operating Activities — The primary factors contributing to the increase in cash flows from operating activities during 2007 as compared to 2006 were as follows:

  •
  accreted interest (since issuance) of $84.3 paid in connection with the 2006 LYONs redemption. Unlike the zero coupon LYONs, our current long-term debt arrangements have interest paid quarterly or semi-annually;

  •
  income tax payments of $90.9 during 2006 resulting from the tax recapture associated with the 2006 LYONs redemption and payments to the IRS of $66.6 relating to adjustments resulting from audits of our 1995 to 2002 Federal tax returns. See Note 11 to our consolidated financial statements for additional details;

  •
  higher operating earnings in 2007;

  •
  payment of $20.0 during 2006 related to the settlement of the VSI lawsuit; and

  •
  an improvement in working capital during 2007 due primarily to increases in customer deposits, particularly for our power transformer business.

        Investing Activities — The primary factors contributing to the increase in cash flows used in investing activities during 2007 as compared to 2006 were as follows:

  •
  an increase in business acquisitions and investments ($567.2 in 2007 compared to $169.4 in 2006), relating primarily to the acquisitions of APV, JCD and Matra;

  •
  a decrease in proceeds from asset sales ($3.3 in 2007 versus $19.4 in 2006); and

  •
  an increase in capital expenditures relating primarily to the implementation of new ERP software systems in connection with our ERP rationalization initiative ($82.6 in 2007 compared to $49.2 in 2006).

        Financing Activities — The primary factors contributing to the decrease in cash used in financing activities during 2007 as compared to 2006 were as follows:

  •
  borrowings of $500.0 resulting from the issuance of our 7.625% senior notes; and

  •
  an increase in borrowings of $69.0 under our trade receivables financing arrangement during 2007 compared to 2006.

        The above decreases were partially offset by the following:

  •
  repurchases of our common stock totaling $715.9 during 2007 compared to $436.3 in 2006;

  •
  decrease in net borrowings on the senior credit and other debt facilities of $213.0 in 2007; and

  •
  proceeds from the exercise of stock options and other totaling $133.0 in 2007 compared to $184.8 in 2006.

        Discontinued Operations — The increase in cash flows from discontinued operations during 2007 as compared to 2006 was due primarily to an income tax refund of $45.4 associated with capital losses generated from the sale of discontinued operations. Cash flows from discontinued operations included cash proceeds from business dispositions of $129.2 and $123.0 in 2007 and 2006, respectively.

Borrowings

        The following summarizes our outstanding debt as of, and debt activity for the year ended, December 31, 2008. See Note 12 to our consolidated financial statements for the details regarding our 2008 debt activity.

	December 31, 2007	Borrowings	Repayments	Other(3)	December 31, 2008
Term loan	$750.0	$—	$(75.0)	$—	$675.0
Domestic revolving loan facility	115.0	485.5	(535.5)	—	65.0
Global revolving loan facility	—	100.0	(100.0)	—	—
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement(1)	70.0	261.0	(331.0)	—	—
Other indebtedness(2)	83.3	—	(28.3)	0.2	55.2

Total debt	1,567.8	$846.5	$(1,069.8)	$0.2	1,344.7

Less: short-term debt	254.3				112.9
Less: current maturities of long-term debt	78.9				76.4

Total long-term debt	$1,234.6				$1,155.4

(1)
Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(2)
Includes aggregate balances under extended accounts payable programs and a purchase card program of $47.9 and $57.1 at December 31, 2008 and 2007, respectively.

(3)
"Other" includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Credit Facilities

        On September 21, 2007, we entered into senior credit facilities with a syndicate of lenders that replaced our then-existing senior credit facilities, which were simultaneously terminated. These senior credit facilities provide for committed senior secured financing of $2,300.0, consisting of the following:

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

        The weighted-average interest rate of our outstanding borrowings, including the impact of our interest rate protection agreements ("swaps"), under the senior credit facilities was 4.88% at December 31, 2008.

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

        All borrowings and other extensions of credit under our senior credit facilities are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.

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

        The term loan is repayable in quarterly installments of $18.75 for each quarter ending March 31, 2009 through September 30, 2011, and $112.5 for the quarters ending December 31, 2011 through June 30, 2012, with the balance due in September 2012.

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

        We may voluntarily prepay loans under our senior credit facilities, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders' breakage costs in the case of a prepayment of Eurodollar rate borrowings other than on the last day of the relevant interest period.

        Indebtedness under our senior credit facilities is guaranteed by:

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

        Our senior credit facilities require that we maintain:

  •
  a Consolidated Interest Coverage Ratio (as defined in the credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

  •
  a Consolidated Leverage Ratio as of the last day of any fiscal quarter of not more than 3.25 to 1.00.

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

        At December 31, 2008, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement. While the impact of continued market volatility cannot be predicted, we do not expect an impact to our ability to comply with the covenant provisions of our senior credit facilities in the near or long-term.

Senior Notes

        In December 2007, we issued in a private placement $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in 2014. We used the net proceeds from the offering for general corporate purposes, including the financing of our acquisition of APV (see Note 4 to our consolidated financial statements for further information). The interest payment dates for these notes are June 15 and December 15 of each year. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2010, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 107.625%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. At December 31, 2008, we were in compliance with all covenant provisions of these senior notes. We have agreed to conduct a registered exchange offer for the notes and will use commercially reasonable efforts to exchange the notes for a new issue of identical debt securities within 150 days from February 28, 2009, if the notes are not freely tradable before this date, and file under certain circumstances a shelf registration statement to cover resales of the notes and to cause the registration statement to be declared effective by the SEC. If we fail to satisfy these obligations, we have agreed to pay additional interest to holders of the notes under certain circumstances.

        In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. The interest payment dates for these notes are June 15 and December 15 of each year. In December 2002, we issued $500.0 of callable 7.50% senior notes that mature on January 1, 2013. The interest payment dates for these notes are January 1 and July 1 of each year. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities.

Other Borrowings and Financing Activities

        Some of our businesses participate in extended accounts payable programs through agreements with lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of December 31, 2008 and 2007, the participating businesses had $7.3 and $12.8, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for payment beyond normal payment terms. As of December 31, 2008 and 2007, the participating businesses had $40.6 and $44.3, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

        We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. There were no amounts outstanding under this financing agreement at December 31, 2008; however, we had $70.0 outstanding at December 31, 2007.

Availability

        At December 31, 2008, we had $411.8 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $65.0 and to $123.2 reserved for outstanding letters of credit. In addition, at December 31, 2008, we had $257.6 of available issuance capacity under our foreign credit instrument facility after giving effect to $692.4 reserved for outstanding letters of credit. Lastly, at December 31, 2008, we had $78.8 of available borrowing capacity under our trade receivables financing agreement.

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

        Recent distress in the financial markets has had an adverse impact on financial market activities around the world including, among other things, extreme volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our business, are closely monitoring the impact on our customers and suppliers, and have determined that there has not been a significant impact on our liquidity during 2008 and do not currently expect a significant impact in the near or long-term. While the impact of continued market volatility cannot be predicted, we believe that cash and equivalents, which totaled $475.9 at December 31, 2008, cash flows from operations and our availability under our revolving credit facilities and existing trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

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

        Our derivative assets and liabilities include swaps, currency foreign contracts and commodity price protection agreements that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

        As of December 31, 2008, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties' credit risks.

        We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — currency forward contracts and embedded derivative contracts	$—	$0.6	$—
Noncurrent assets — embedded derivative contracts	—	8.9	—
Current liabilities — currency forward contracts and commodity contracts	—	10.1	—
Long-term liabilities — swaps	—	42.0	—

Interest Rate Swaps

        We maintain swaps to hedge the potential impact of increases in interest rates on our variable rate term loan. We designate and account for these swaps as cash flow hedges. In connection with the September 21, 2007 refinancing of our senior credit facilities (see Note 12 to our consolidated financial statements for further information), we terminated all our existing swaps and entered into new swaps with a notional amount of $600.0. These new swaps have maturities through September 2012 and effectively convert $600.0 of our borrowings under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the new term loan. As of December 31, 2008, the aggregate notional amount of the swaps was $540.0.

        In connection with the termination of our previously held swaps, on September 21, 2007, we made a net cash payment of $0.4. In addition, we reclassified $0.8 from accumulated other comprehensive income (loss) to"Loss on early extinguishment of debt."

        As of December 31, 2008 and 2007, we recorded an unrealized loss, net of tax, of $25.8 and $9.1, respectively, to accumulated other comprehensive income (loss). In addition, as of December 31, 2008 and 2007, we recorded a long-term liability of $42.0 and $14.8, respectively, to recognize the fair value of our swaps.

Currency Forward Contracts

        We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, South African Rand, and Chinese Yuan.

        From time to time, we enter into foreign currency protection agreements ("FX forward contracts") to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Some of the contracts with underlying forecasted transactions contain embedded derivatives, as the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. The net gain (loss) recorded in "Other income (expense), net" from the change in the fair value of FX forward contracts and embedded derivatives totaled $4.5 for 2008, $6.2 for 2007 and ($1.8) for 2006, respectively.

        We had FX forward contracts with an aggregate notional amount of $129.8 outstanding as of December 31, 2008, with scheduled maturities of $129.5 and $0.3 in 2009 and 2010, respectively. The fair values of our FX forward contracts and embedded derivatives were as follows:

	December 31, 2008			December 31, 2007
	Current Assets	Noncurrent Assets	Current Liabilities	Current Assets	Current Liabilities
Currency forward contracts	$0.5	$—	$2.9	$—	$0.1
Embedded derivative contracts	0.1	8.9	—	—	0.8

Other Derivative Instruments

        From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for such transactions as cash flow hedges. As of December 31, 2008 and 2007, the unrealized loss, net of tax, recorded in accumulated other comprehensive income (loss) was $5.8 and $0.6, respectively. We expect to reclassify the 2008 unrealized loss to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair values of these contracts were $7.2 and $0.7 (recorded as a current liability) as of December 31, 2008 and 2007, respectively. The amount of gain (loss) recognized during the years ended December 31, 2008, 2007 and 2006 related to the ineffectiveness of the hedges was not material.

Other Fair Value Financial Assets and Liabilities

        The carrying amount of cash and equivalents and receivables reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

        The fair value of our debt instruments, based on borrowing rates available to us at each year-end for similar debt, was $1,229.6 at December 31, 2008, compared to our carrying value of $1,344.7.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, trade accounts receivable, swaps, and foreign currency forward and forward commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

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

        Concentrations of credit risk arising from trade accounts receivable are due to selling to a large number of customers in a particular industry. We perform ongoing credit evaluations of our customers' financial conditions and obtain collateral or other security when appropriate. No one customer, or group of customers that to our knowledge are under common control, accounted for more than 10% of our revenues for any period presented.

Cash and Other Commitments

        Balances, if any, under the revolving credit and foreign credit instrument facilities of our senior credit facilities are payable in full in September 2012, the maturity date of the facilities. The term loan is repayable in quarterly installments of $18.75 for each quarter ending March 31, 2009 through September 30, 2011, and $112.5 for the quarters ending December 31, 2011 through June 30, 2012, with the balance due in September 2012.

        We use operating leases to finance certain equipment and other purchases. At December 31, 2008, we had $180.3 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.

        In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors that the Board of Directors considers in determining the actual amount of each quarterly dividend include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facilities and any other debt instruments, and other factors deemed relevant. During 2008, we declared and paid dividends of $53.3 and $53.5, respectively, while in 2007 we declared and paid dividends of $55.0 and $56.5, respectively.

        Capital expenditures for 2008 totaled $116.4, compared to $82.6 and $49.2 in 2007 and 2006, respectively. Capital expenditures relate primarily to the implementation of new ERP software systems across our company in connection with our ERP rationalization initiative, as well as upgrades of manufacturing facilities and replacement of equipment. We expect 2009 capital expenditures to approximate $100.0. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.

        In 2008, we made contributions and direct benefit payments of $76.6 to our defined benefit pension and postretirement benefit plans which includes $8.0 of contributions that relate to businesses that have been classified as discontinued operations, and we expect to make $42.9 of contributions and direct benefit payments in 2009 which includes $2.1 of contributions that relate to businesses that have been classified as discontinued operations. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. However, as a result of losses experienced in the global equity markets, our domestic pension funds experienced a negative return on assets of approximately 16.5% in 2008. See Note 10 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.

        On a net basis, both from continuing and discontinued operations, we paid $95.7, $80.5 and $241.3 in cash taxes for 2008, 2007 and 2006, respectively. In 2008, we made payments of $113.3 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $17.6. The amount of income taxes that we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year.

        As of December 31, 2008, except as discussed in Note 14 to our consolidated financial statements, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (1) $123.2 of certain standby letters of credit outstanding, all of which reduce the available borrowing capacity on our revolving credit facility; and (2) approximately $223.7 of surety bonds. In addition, $68.1 of our standby letters of credit relate to self-insurance matters and originate from workers' compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals.

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

        We continually review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria were met. In addition, you should read "Risk Factors," "Segment Results of Operations" included in this MD&A, and "Business" for an understanding of the risks, uncertainties and trends facing our businesses.

Contractual Obligations:

        The following is a summary of our primary contractual obligations:

	Total	Due within 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Short-term debt obligations	$112.9	$112.9	$—	$—	$—
Long-term debt obligations	1,231.8	76.4	268.7	386.7	500.0
Pension and postretirement benefit plan contributions and payments(1)	866.1	42.5	137.4	178.3	507.9
Purchase and other contractual obligations(2)	856.1	639.9	171.0	38.7	6.5
Future minimum lease payments(3)	180.3	41.2	60.8	42.7	35.6
Interest payments(4)	400.0	86.0	145.5	92.3	76.2

Total contractual cash obligations(5)	$3,647.2	$998.9	$783.4	$738.7	$1,126.2

(1)
Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), rate of compensation increases, and health care cost trend rates. The expected pension contributions in 2009 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. See Note 10 to our consolidated financial statements for additional information on expected future contributions and benefit payments.

(2)
Represents contractual commitments to purchase goods and services at specified dates.

(3)
Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.

(4)
Includes interest payments at variable rates based on interest rates at December 31, 2008.

(5)
Contingent obligations, such as environmental accruals and those relating to uncertain tax positions (i.e., FIN 48 obligations), generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that we could pay approximately $20.0 to $25.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

Long-Term Contract Accounting

        Certain of our businesses, primarily within the Flow Technology, Test and Measurement and Thermal Equipment and Services segments, recognize revenues and profits from long-term contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. In 2008, 2007 and 2006, we recognized $1,384.8, $1,071.5 and $848.5 of revenues under the percentage-of-completion method, respectively.

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

        The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. We consider a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of our reporting units. We perform our impairment testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets, with such testing occurring during the fourth quarter of each year (or more frequently if impairment indicators arise), based primarily on events and circumstances existing as of the end of the third quarter. Fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units. The revenue growth rates included in the financial projections are management's best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on current cost structure and anticipated net cost reductions.

        The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margin and discount factors. Changes in economic and operating conditions impacting these assumptions could result in impairment charges in future periods.

        In connection with our fourth quarter of 2008 testing, no impairment of goodwill was identified. However, in response to the substantial changes in the global economic environment during the fourth quarter of 2008, we concluded that it was necessary to perform additional impairment testing as of December 31, 2008. In connection with these tests, we determined that the fair value of our Weil McLain subsidiary was less than the carrying value of its net assets. As a result, we estimated the implied fair value of goodwill and recorded $123.0 of charges related to the impairment of goodwill ($114.1) and other intangible assets ($8.9). This charge reflects a $19.3 implied fair value of goodwill, which considers (i) a $33.7 difference between the estimated fair value of our Weil McLain subsidiary compared to the carrying value of its net assets, and (ii) an allocation to certain tangible and intangible assets of $89.3 for estimated increases in these assets solely for purposes of applying the impairment provisions of SFAS No. 142.

        In addition, our testing as of December 31, 2008 identified another reporting unit (Service Solutions, our specialty diagnostic service tools business) whose fair value exceeded the carrying value of its net assets by less than 10%. The aggregate goodwill and indefinite-lived intangible asset balance for Service Solutions was $382.6 at December 31, 2008. We will continue to monitor impairment indicators across our reporting units, including Service Solutions.

        As discussed above, since the date of our annual impairment testing, we have updated our forecasts to reflect, among other things, the global economic downturn. Because of these changes in circumstances, we have verified that goodwill is not further impaired as of December 31, 2008. However, further changes in our forecasts or decreases in the value of our common stock could cause book values of certain operations to exceed their fair values which may result in goodwill impairment charges in future periods.

Employee Benefit Plans

        We have defined benefit pension plans that cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Additionally, we have domestic postretirement plans that provide health and life insurance benefits for certain retirees and their dependents. The costs and obligations associated with these plans are calculated based on actuarial valuations. The critical assumptions used in determining these obligations and related expenses are discount rates, the expected long-term rate of return on plan assets and healthcare cost projections. These critical assumptions are determined based on company data and appropriate market indicators, and are evaluated at least annually by management in consultation with outside actuaries and investment advisors. Other assumptions involving demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases are evaluated periodically and are updated to reflect our experience and expectations for the future. While management believes that the assumptions used are appropriate, actual results may differ.

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower expected rate of return on plan assets would increase pension expense. Our domestic qualified pension plans account for approximately 68% of our total projected benefit obligations at December 31, 2008. A 50 basis point change in the expected long-term rate of return for our domestic qualified pension plans would impact our estimated 2009 pension expense by approximately $4.4. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. However, as a result of losses experienced in the global equity markets, our domestic pension funds experienced a negative return on assets of approximately 16.5% in 2008.

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 50 basis point change in the discount rate for our domestic plans would impact our estimated 2009 pension expense by approximately $3.4.

        The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2008 healthcare cost trend rate, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, was 8.6%. This rate is assumed to decrease to 5% by 2019 and then remain at that level. A one-percentage point increase in the healthcare cost trend rate would increase our estimated 2009 postretirement expense by $0.6.

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

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a quarterly basis and accrue for potential contingencies in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). Accruals for these contingencies are recorded based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.

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

Contingent Liabilities

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers' compensation, etc.) have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims, of which we are unaware currently, or the claims, of which we are aware, may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with our acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without a material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $340.9 (including $260.7 for risk management matters) and $360.2 (including $268.8 for risk management matters) at December 31, 2008 and 2007, respectively.

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

        We are self-insured for certain of our workers' compensation, automobile, product and general liability, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for self-insurance liabilities are determined by management, are based on claims filed and an estimate of claims incurred but not yet reported, and generally are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable to protect us against potential loss exposures. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims include, among other things, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred versus when it is reported.

New Accounting Pronouncements

        See Note 3 to our consolidated financial statements for a complete discussion of recent accounting pronouncements. The following summarizes only those pronouncements that could have a material impact on our financial condition or results of operations in future periods.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement," which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 focuses on creating consistency and comparability in fair value measurements. With the exception of certain nonfinancial assets and liabilities, SFAS No. 157 is effective for financial assets and liabilities that are measured at fair value within the financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2 to defer SFAS No. 157's effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted SFAS No. 157 for financial assets and liabilities measured at fair value within the financial statements on January 1, 2008 (see Note 13 to our consolidated financial statements) with no impact on our consolidated financial statements. We currently are evaluating the impact that the provisions of SFAS No. 157 for nonfinancial assets and liabilities may have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," ("SFAS No. 141(R)") which replaces SFAS No. 141. SFAS No. 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions we consummate after the effective date. After our adoption of SFAS

No. 141(R), the settlement of acquisition-related liabilities for unrecognized tax benefits and the reduction of acquisition-related valuation allowances (see Note 11 to our consolidated financial statements) will affect income tax expense in the period of reversal.

        In December 2007, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 07-01, "Accounting for Collaborative Arrangements." EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are (1) active participants to the arrangements and (2) exposed to significant risks and rewards that depend on the commercial success of the endeavor. EITF 07-01 requires that costs incurred and revenues generated from transactions with third parties should be reported by the collaborators on the appropriate line item in their respective income statements. EITF 07-01 also states that the income statement characterization of payments between the participants to a collaborative arrangement should be based on other authoritative literature if the payments are within the scope of such literature. EITF 07-01 requires collaborators to disclose, in the footnotes to financial statements in the initial period of adoption and annually thereafter, (1) the income statement classification and amounts attributable to transactions arising from collaborative arrangements between participants for each period for which an income statement is presented and (2) information regarding the nature and purpose of the collaborative arrangement, the collaborators' rights and obligations under the arrangement, and any accounting policies for the collaborative arrangement. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We currently are evaluating the impact of adoption that EITF 07-01 may have on our consolidated financial statements, specifically, as it relates to our consortium arrangements. See Note 14 to our consolidated financial statements for additional details of our consortium arrangements.

        In April 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP No. EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore should be included in basic and diluted earnings per share calculations. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. At December 31, 2008, we had 0.5 outstanding restricted stock awards that contain rights to nonforfeitable dividends. The effect of including these awards would increase the basic and dilutive shares for 2008 by 0.6 and 0.3 shares, respectively.

 ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

(All dollar amounts are in millions)

        We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes; however, such instruments may become speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. We have interest rate protection agreements with financial institutions to limit exposure to interest rate volatility. Our currency exposures vary, but are primarily concentrated in the Euro, British Pound, South African Rand and Chinese Yuan. We generally do not hedge translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel, copper and oil. See Note 13 to our consolidated financial statements for further details.

        The following table provides information, as of December 31, 2008, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2009	2010	2011	2012	2013	After	Total	Fair Value
Long-term debt:
7.625% senior notes	$—	$—	$—	$—	$—	$500.0	$500.0	$415.0
Average interest rate							7.625%
7.50% senior notes	—	—	—	—	28.2	—	28.2	25.0
Average interest rate							7.50%
6.25% senior notes	—	—	21.3	—	—	—	21.3	19.4
Average interest rate							6.25%
Term loan	75.0	75.0	168.8	356.2	—	—	675.0	650.0
Average interest rate							5.08%
Domestic revolving loan facility	65.0	—	—	—	—	—	65.0	65.0
Average interest rate							2.20%

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

        We had foreign currency forward contracts with an aggregate notional amount of $129.8 outstanding as of December 31, 2008, with scheduled maturities of $129.5 and $0.3 in 2009 and 2010, respectively. The net fair value of our open contracts was $2.4, with $0.5 recorded as a current asset and $2.9 as a current liability as of December 31, 2008. The fair value of the associated embedded derivatives was $9.0, with $0.1 recorded as a current asset and $8.9 recorded as a noncurrent asset, as of December 31, 2008.

        We also had interest rate protection agreements ("swaps") with a notional amount of $540.0 outstanding at December 31, 2008. These are amortizing swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the maturities of our term loan. As of December 31, 2008, we recorded an unrealized loss, net of tax, of $25.8 to accumulated other comprehensive income (loss) and a long-term liability of $42.0 to recognize the fair value of our swaps.

        Lastly, we had commodity contracts with an unrealized loss, net of tax, recorded in accumulated other comprehensive income (loss) of $5.8 at December 31, 2008. We expect to reclassify the 2008 unrealized loss to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair value of these contracts was $7.2 (recorded as a current liability) as of December 31, 2008.

 ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements

December 31, 2008

Page
SPX Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	45
Consolidated Financial Statements:
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	46
Consolidated Balance Sheets as of December 31, 2008 and 2007	47
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	48
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	50
Notes to Consolidated Financial Statements	51

        All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the accompanying Consolidated Balance Sheets of SPX CORPORATION AND SUBSIDIARIES (the "Company") as of December 31, 2008 and 2007, and the related Consolidated Statements of Operations, Shareholders' Equity and Comprehensive Income, and Cash Flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EGS Electrical Group, LLC and Subsidiaries ("EGS") for the years ended September 30, 2008, 2007 and 2006, the Company's investment in which is accounted for by use of the equity method (see Note 9 to the consolidated financial statements). The Company's equity in income of EGS for the years ended September 30, 2008, 2007 and 2006 was $43.7 million, $39.3 million and $40.2 million, respectively. The financial statements of EGS were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such auditors.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of SPX CORPORATION AND SUBSIDIARIES at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for pension and post-retirement benefits as of December 31, 2006. Also, as discussed in Note 11, in 2007 the Company changed its method for measuring and recognizing tax benefits associated with uncertain tax positions.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 27, 2009

 SPX Corporation and Subsidiaries
Consolidated Statements of Operations
($ and shares in millions, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenues	$5,855.7	$4,575.4	$3,934.4
Costs and expenses:
Cost of products sold	4,084.0	3,248.3	2,834.3
Selling, general and administrative	1,132.4	886.4	783.5
Intangible amortization	25.7	17.8	13.5
Impairment of goodwill and other intangible assets	123.0	4.0	—
Special charges, net	17.2	5.2	3.8

Operating income	473.4	413.7	299.3
Other expense, net	(7.8)	(2.7)	(25.9)
Interest expense	(116.0)	(76.9)	(62.8)
Interest income	10.9	9.1	12.6
Loss on early extinguishment of debt	—	(3.3)	—
Equity earnings in joint ventures	45.6	39.9	40.8

Income from continuing operations before income taxes	406.1	379.8	264.0
Income tax provision	(152.9)	(85.5)	(50.7)

Income from continuing operations	253.2	294.3	213.3
Income from discontinued operations, net of tax	6.5	3.4	13.2
Loss on disposition of discontinued operations, net of tax	(11.8)	(3.5)	(55.8)

Loss from discontinued operations	(5.3)	(0.1)	(42.6)

Net income	$247.9	$294.2	$170.7

Basic income per share of common stock
Income from continuing operations	$4.77	$5.37	$3.66
Loss from discontinued operations	(0.10)	(0.01)	(0.73)

Net income per share	$4.67	$5.36	$2.93

Weighted-average number of common shares outstanding — basic	53.046	54.842	58.254
Income from continuing operations for diluted income per share	$253.2	$294.3	$214.4
Net income for diluted income per share	$247.9	$294.2	$171.8
Diluted income per share of common stock
Income from continuing operations	$4.68	$5.23	$3.53
Loss from discontinued operations	(0.09)	(0.01)	(0.70)

Net income per share	$4.59	$5.22	$2.83

Weighted-average number of common shares outstanding — diluted	54.062	56.307	60.724

The accompanying notes are an integral part of these statements.

 SPX Corporation and Subsidiaries
Consolidated Balance Sheets
($ in millions)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and equivalents	$475.9	$354.1
Accounts receivable, net	1,306.9	1,253.5
Inventories, net	667.0	657.5
Other current assets	180.6	111.9
Deferred income taxes	101.5	92.9
Assets of discontinued operations	80.3	287.8

Total current assets	2,812.2	2,757.7
Property, plant and equipment:
Land	36.3	36.5
Buildings and leasehold improvements	223.7	220.6
Machinery and equipment	678.3	582.3

	938.3	839.4
Accumulated depreciation	(437.7)	(383.3)

Property, plant and equipment, net	500.6	456.1
Goodwill	1,779.7	1,912.8
Intangibles, net	646.8	706.9
Other assets	382.3	403.9

TOTAL ASSETS	$6,121.6	$6,237.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$634.0	$704.1
Accrued expenses	1,156.2	1,029.7
Income taxes payable	24.6	7.5
Short-term debt	112.9	254.3
Current maturities of long-term debt	76.4	78.9
Liabilities of discontinued operations	20.2	98.6

Total current liabilities	2,024.3	2,173.1
Long-term debt	1,155.4	1,234.6
Deferred and other income taxes	124.7	238.9
Other long-term liabilities	788.9	574.4

Total long-term liabilities	2,069.0	2,047.9
Commitments and contingent liabilities (Note 14)
Minority interest	17.5	10.4
Shareholders' equity:
Common stock (96,523,058 and 51,128,448 issued and outstanding at December 31, 2008, respectively, and 95,581,690 and 52,791,375 issued and outstanding at December 31, 2007, respectively)	972.3	963.5
Paid-in capital	1,393.9	1,296.0
Retained earnings	2,240.5	2,045.9
Accumulated other comprehensive income (loss)	(179.9)	38.1
Common stock in treasury (45,394,610 and 42,790,315 shares at December 31, 2008 and 2007, respectively)	(2,416.0)	(2,337.5)

Total shareholders' equity	2,010.8	2,006.0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,121.6	$6,237.4

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income
($ in millions, except per share amounts)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Accum. Other Comprehensive Income (Loss)	Common Stock In Treasury	Total Equity
Balance at December 31, 2005	$907.6	$1,061.2	$1,642.0	$(55.3)	$(173.8)	$(1,270.5)	$2,111.2
Net income	—	—	170.7	—	—	—	170.7
Net unrealized gain on qualifying cash flow hedges, net of tax of $1.2	—	—	—	—	1.9	—	1.9
Minimum pension liability adjustment, net of tax of $135.7	—	—	—	—	224.5	—	224.5
Foreign currency translation adjustments, including $1.6 of translation gains recognized upon sale of discontinued operations	—	—	—	—	70.2	—	70.2

Total comprehensive income							467.3
Dividends declared ($1.00 per share)	—	—	(58.5)	—	—	—	(58.5)
Exercise of stock options and other incentive plan activity, including related tax benefit of $11.3	26.4	98.1	—	—	—	79.7	204.2
Cumulative effect adjustment due to the adoption of SFAS 158, net of tax of $131.2	—	—	—	—	(209.4)	—	(209.4)
Reclassification upon adoption of SFAS 123(R)	—	(52.4)	—	55.3	—	—	2.9
Amortization of restricted stock and restricted stock unit grants (includes $3.0 recorded to discontinued operations)	—	40.0	—	—	—	—	40.0
Restricted stock and restricted stock unit vesting, net of tax withholdings	3.4	(12.4)	—	—	—	(3.0)	(12.0)
Treasury stock repurchased	—	—	—	—	—	(436.3)	(436.3)

Balance at December 31, 2006	937.4	1,134.5	1,754.2	—	(86.6)	(1,630.1)	2,109.4
Net income			294.2				294.2
Net unrealized loss on qualifying cash flow hedges, net of tax of $7.4	—	—	—	—	(11.9)	—	(11.9)
Pension liability adjustment, net of tax of $35.5	—	—	—	—	46.1	—	46.1
Foreign currency translation adjustments, including $0.1 of translation gains recognized upon sale of discontinued operations	—	—	—	—	90.5	—	90.5

Total comprehensive income							418.9
Dividends declared ($1.00 per share)	—	—	(55.0)	—	—	—	(55.0)
Cumulative effect adjustment due to the adoption of FIN 48	—	—	52.5	—	—	—	52.5
Exercise of stock options and other incentive plan activity, including related tax benefit of $32.2	21.3	137.8	—	—	—	15.5	174.6
Amortization of restricted stock and restricted stock unit grants (includes $4.2 recorded to discontinued operations)	—	42.3	—	—	—	—	42.3
Restricted stock and restricted stock unit vesting, net of tax withholdings	4.8	(18.6)	—	—	—	(7.0)	(20.8)
Treasury stock repurchased	—	—	—	—	—	(715.9)	(715.9)

SPX Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income
($ in millions, except per share amounts) (Continued)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Accum. Other Comprehensive Income (Loss)	Common Stock In Treasury	Total Equity
Balance at December 31, 2007	963.5	1,296.0	2,045.9	—	38.1	(2,337.5)	2,006.0
Net income	—	—	247.9	—	—	—	247.9
Net unrealized loss on qualifying cash flow hedges, net of tax of $13.7	—	—	—	—	(21.9)	—	(21.9)
Minimum pension liability adjustment, net of tax of $62.2	—	—	—	—	(101.7)	—	(101.7)
Foreign currency translation adjustments, including $6.3 of translation losses recognized upon sale of discontinued operations	—	—	—	—	(94.4)	—	(94.4)

Total comprehensive income							29.9
Dividends declared ($1.00 per share)	—	—	(53.3)	—	—	—	(53.3)
Exercise of stock options and other incentive plan activity, including related tax benefit of $36.0	5.4	81.0	—	—	—	42.3	128.7
Amortization of restricted stock and restricted stock unit grants (includes $0.7 recorded to discontinued operations)	—	42.2	—	—	—	—	42.2
Restricted stock and restricted stock unit vesting, net of tax withholdings	3.4	(25.3)	—	—	—	(5.6)	(27.5)
Treasury stock repurchased	—	—	—	—	—	(115.2)	(115.2)

Balance at December 31, 2008	$972.3	$1,393.9	$2,240.5	$—	$(179.9)	$(2,416.0)	$2,010.8

The accompanying notes are an integral part of these statements.

 SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from (used in) operating activities:
Net income	$247.9	$294.2	$170.7
Loss from discontinued operations, net of tax	(5.3)	(0.1)	(42.6)

Income from continuing operations	253.2	294.3	213.3
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities
Special charges, net	17.2	5.2	3.8
Impairment of goodwill and other intangible assets	123.0	4.0	—
Loss on early extinguishment of debt	—	3.3	—
Deferred income taxes	49.4	(9.5)	5.4
Depreciation and amortization of intangibles and other assets	104.5	73.5	67.7
Accretion of LYONs	—	—	1.7
Pension and other employee benefits	58.0	58.0	62.3
Stock-based compensation	41.5	39.5	36.7
Other, net	31.7	5.1	(8.0)
Payment of LYONs tax recapture	—	—	(90.9)
Accreted interest paid on LYONs repurchase (accreted since issuance date)	—	—	(84.3)
Cash spending on restructuring actions	(28.1)	(4.9)	(13.4)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other assets	(251.4)	18.6	(200.5)
Inventories	(48.1)	(33.7)	(37.4)
Accounts payable, accrued expenses and other	53.8	(42.3)	96.7

Net cash from continuing operations	404.7	411.1	53.1
Net cash from discontinued operations	0.3	49.2	18.9

Net cash from operating activities	405.0	460.3	72.0
Cash flows from (used in) investing activities:
Proceeds from asset sales	1.3	3.3	19.4
Business acquisitions, net of cash acquired	(15.0)	(567.2)	(169.4)
Increase in restricted cash	(14.0)	—	—
Capital expenditures	(116.4)	(82.6)	(49.2)

Net cash used in continuing operations	(144.1)	(646.5)	(199.2)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $137.8, $129.2 and $123.0 in 2008, 2007 and 2006, respectively)	130.5	117.8	94.9

Net cash used in investing activities	(13.6)	(528.7)	(104.3)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	585.5	1,606.3	833.2
Repayments under senior credit facilities	(710.5)	(1,560.6)	(15.0)
Borrowings under senior notes	—	500.0	—
Repurchase of LYONs principal	—	—	(576.0)
Borrowing under trade receivables agreement	261.0	586.0	199.0
Repayments under trade receivables agreement	(331.0)	(517.0)	(199.0)
Net repayments under other financing arrangements	(28.3)	(21.7)	(5.2)
Purchases of common stock	(115.2)	(715.9)	(436.3)
Proceeds from the exercise of employee stock options and other	81.5	133.0	184.8
Dividends paid	(53.5)	(56.5)	(59.9)
Financing fees paid	(1.2)	(15.1)	(0.4)

Net cash used in continuing operations	(311.7)	(61.5)	(74.8)
Net cash used in discontinued operations	(0.4)	(6.0)	(0.7)

Net cash used in financing activities	(312.1)	(67.5)	(75.5)

Increase in cash and equivalents due to changes in foreign exchange rates	42.5	12.8	4.8
Net change in cash and equivalents	121.8	(123.1)	(103.0)
Consolidated cash and equivalents, beginning of period	354.1	477.2	580.2

Consolidated cash and equivalents, end of period	$475.9	$354.1	$477.2

Cash and equivalents of continuing operations	$475.9	$354.1	$476.9
Cash and equivalents of discontinued operations	$—	$—	$0.3
Supplemental disclosure of cash flow information:
Interest paid	$113.3	$77.1	$48.8
Income taxes paid, net of refunds of $17.6, $59.1 and $26.3 in 2008, 2007 and 2006, respectively	$95.7	$80.5	$241.3
Non-cash investing and financing activity:
Debt assumed	$1.2	$4.7	$23.2

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

(1)   Summary of Significant Accounting Policies

        Our significant accounting policies are described below as well as in other Notes that follow.

        Basis of Presentation — The consolidated financial statements include SPX Corporation's ("our" or "we") accounts after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence, but do not have control, are accounted for using the equity method. We have reclassified prior year amounts to conform to current-year presentation for our results of discontinued operations. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for more information on discontinued operations). In addition, during 2008, we began classifying payments associated with employee income tax withholding obligations on vested restricted stock unit and restricted stock awards as financing cash flows (previously classified as operating cash flows), as we believe such presentation is more reflective of the substance of the underlying transactions. As a result, for 2007 and 2006, we have reclassified $20.8 and $12.0, respectively, of employee income tax withholding obligations on vested restricted stock unit and restricted stock awards to financing cash flows in order to conform to current year presentation. These amounts, along with $27.5 for 2008, have been included in "Proceeds from the exercise of employee stock options and other, net" in the accompanying consolidated statements of cash flows.

        During 2007, we recognized an income tax benefit of $13.5 to "Gain (loss) on disposition of discontinued operations, net of tax" relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily during 2005. These additional gains should have been recorded in the period in which such businesses were disposed. In addition, an internal audit of a Japanese operation within our Test and Measurement segment uncovered employee misconduct and inappropriate accounting entries. Correction of this matter, substantially all of which related to periods prior to 2007, resulted in a reduction of "Income from continuing operations before taxes" and "Net income" of $7.4 during 2007. These entries included $2.4 of inventory write-downs, $2.0 of accounts receivable write-offs and $3.0 in other adjustments. We have evaluated the effects of these corrections on prior periods' consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements," and concluded that no prior period is materially misstated. In addition, we have considered the effects of these corrections on our interim and annual results of operations for the quarterly and annual periods ended December 31, 2007 and concluded that the impact on these periods is not material.

        Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of shareholders' equity and other comprehensive income (loss). Foreign currency transaction gains and losses are included in other expense, net, with the related net gains/(losses) totaling $5.7, $(2.7) and $(7.0) in 2008, 2007 and 2006, respectively.

        Cash and Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash and equivalents.

        Revenue Recognition — We recognize revenues from product sales upon shipment to the customer (FOB shipping point) or upon receipt by the customer (FOB destination), in accordance with the agreed upon customer terms. Revenues from service contracts and long-term maintenance arrangements are deferred and recognized on a straight-line basis over the agreement period. Revenues from certain construction/installation contracts are recognized using the percentage-of-completion method of accounting. Sales with FOB destination terms are primarily to automotive and power transformer industry customers. Sales to distributors with return rights are recognized upon shipment to the customer. Expected returns under these arrangements are estimated and accrued for at the time of sale. The accrual considers restocking charges for returns and in some cases the customer must issue a replacement order before the return is authorized. Actual return experience may vary from our estimates. Amounts billed for shipping and handling are included in revenue. Costs incurred for shipping and handling are recorded in cost of products sold.

        Sales incentive programs offered to our customers relate primarily to volume rebates and promotional and advertising allowances and are only significant to two of our business units. The liability for these programs, and the resulting reduction to reported revenues, is determined primarily through trend analysis, historical experience and expectations regarding customer participation.

        Certain of our businesses, primarily within the Flow Technology, Test and Measurement and Thermal Equipment and Services segments, recognize revenues from long-term contracts under the percentage-of-completion method of accounting.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

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

        We recognized $1,384.8, $1,071.5 and $848.5 in revenues under the percentage-of-completion method for the years ended December 31, 2008, 2007 and 2006, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2008 and 2007 were as follows:

	2008	2007
Costs incurred on uncompleted contracts	$2,076.3	$1,299.3
Estimated earnings to date	544.6	391.4

	2,620.9	1,690.7
Less: Billings to date	(2,764.6)	(1,693.8)

Net billings in excess of costs and estimated earnings	$(143.7)	$(3.1)

        These amounts are included in the accompanying consolidated balance sheets at December 31, 2008 and 2007 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2008	2007
Costs and estimated earnings in excess of billings(1)	$195.7	$195.6
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(339.4)	(198.7)

Net billings in excess of costs and estimated earnings	$(143.7)	$(3.1)

(1)
Reported as a component of "Accounts receivable, net" in the consolidated balance sheet.

(2)
The December 31, 2008 balance includes $325.2 reported as a component of "Accrued expenses" and $14.2 as a component of "Other long-term liabilities" in the consolidated balance sheet. All of the December 31, 2007 balance is reported as a component of "Accrued expenses" in the consolidated balance sheet.

        Amounts for costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts for APV were $54.6 and $39.4, respectively, at December 31, 2007, which are not included in the table above.

        Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" until the product is available for general release. These costs are amortized over the economic life of the related products and we include the amortization in cost of products

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. We expensed $67.2 of research activities relating to the development and improvement of our products in 2008, $60.4 in 2007 and $51.9 in 2006. In addition, we expensed purchased in-process research and development of $0.9 during 2007 related to the APV acquisition.

        Property, Plant and Equipment — Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense was $67.3, $53.8 and $52.3 for the years ended December 31, 2008, 2007 and 2006, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on construction or installation projects that are greater than $5.0 and one year in duration. There was no interest capitalized during 2008, 2007 and 2006.

        Income Taxes — We account for our income taxes based on the requirements of SFAS No. 109, "Accounting for Income Taxes," which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used. As further discussed in Note 11, effective January 1, 2007, we began applying the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48") for measuring and recognizing tax benefits associated with uncertain tax positions.

        Derivative Financial Instruments — We use interest rate protection agreements ("swaps") to manage our exposures to fluctuating interest rate risk on our variable rate debt, foreign currency forward contracts to manage our exposures to fluctuating currency exchange rates, and forward commodity contracts to manage our exposures to fluctuation in certain raw material costs. Derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact earnings. Changes in the fair value of derivatives not designated as hedges, and the ineffective portion of cash flow hedges, are recorded in current earnings. We do not enter into financial instruments for speculative or trading purposes.

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

(2)   Use Of Estimates

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues (e.g., our percentage-of-completion estimates described above) and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

        Listed below are certain significant estimates and assumptions used in the preparation of our consolidated financial statements. Certain other estimates and assumptions are further explained in the related notes.

Notes to Consolidated Financial Statements
December 31, 2008
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

	Year ended December 31,
	2008	2007	2006
Balance at beginning of year	$55.4	$41.6	$40.5
Acquisitions	5.0	8.8	0.5
Allowances provided	20.6	22.2	18.4
Write-offs, net of recoveries and credits issued	(18.6)	(17.2)	(17.8)

Balance at end of year	$62.4	$55.4	$41.6

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

        Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually review whether a triggering event has occurred to determine whether the carrying value exceeds the implied value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principle methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost improvement initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 for further information, including discussion of impairment charges recorded in 2008 for our Weil McLain subsidiary.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are accrued expenses at December 31, 2008 and 2007.

	December 31,
	2008	2007
Employee benefits	$242.3	$234.4
Unearned revenue(1)	526.4	403.8
Warranty	44.0	43.0
Other(2)	343.5	348.5

Total	$1,156.2	$1,029.7

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

        Legal — It is our policy to accrue for estimated losses, including the associated legal fees, from legal actions or claims when events exist that make the realization of the losses probable and they can be reasonably estimated. We do not discount legal obligations or reduce them by anticipated insurance recoveries.

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

        Self-Insurance — We are self-insured for certain of our workers' compensation, automobile, product, general liability, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liabilities. Our accruals for self-insurance liabilities are determined by management, are based on claims filed and an estimate of claims incurred but not yet reported, and are generally not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable to protect us against potential loss exposures. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims includes among other things, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred and reported.

        Warranty — In the normal course of business, we issue product warranties for specific products and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. In addition, due to the seasonal fluctuations at certain of our businesses, the timing of warranty provisions and the usage of warranty accruals can vary period to period. We make adjustments to initial obligations for warranties as changes in

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

the obligations become reasonably estimable. The following is an analysis of our product warranty accrual for the periods presented:

	Year ended December 31,
	2008	2007	2006
Balance at beginning of year	$60.0	$53.0	$48.7
Acquisitions	2.9	4.8	0.1
Provisions	20.2	26.9	38.7
Usage	(24.3)	(24.7)	(34.5)

Balance at end of year	58.8	60.0	53.0
Less: Current portion of warranty	44.0	43.0	43.0

Non-current portion of warranty	$14.8	$17.0	$10.0

        Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies in accordance with FIN 48. Accruals for these contingencies are classified as "Income taxes payable" and "Deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. These reviews also entail analyzing the realization of deferred tax assets associated with net operating loss and credit carryforwards. When we believe that it is more likely than not that a net operating loss or credit carryforward may expire unused, we establish a valuation allowance against them. For tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

        Employee Benefit Plans — We have defined benefit plans that cover a portion of our salaried and hourly employees, including certain employees in foreign countries. We derive pension expense from an actuarial calculation based on the defined benefit plans' provisions and management's assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on plan assets. Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. Management determines the discount rate by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date. The rate of increase in compensation levels is established based on management's expectations of current and foreseeable future increases in compensation. Management also consults with independent actuaries in determining these assumptions. See Note 10 for more information.

(3)   New Accounting Pronouncements

        The following is a summary of new accounting pronouncements that apply or may apply to our business.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement," which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 focuses on creating consistency and comparability in fair value measurements. With the exception of certain nonfinancial assets and liabilities, SFAS No. 157 is effective for financial assets and liabilities that are measured at fair value within the financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2 to defer SFAS No. 157's effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted SFAS No. 157 for financial assets and liabilities measured at fair value within the financial statements on January 1, 2008 (see Note 13) with no impact on our consolidated financial statements. We currently are evaluating the impact that the provisions of SFAS No. 157 for nonfinancial assets and liabilities may have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to reduce volatility in

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

reported earnings, caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting rules. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings as of each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and have not elected to apply the fair value option.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," ("SFAS No. 141(R)") which replaces SFAS No. 141. SFAS No. 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions we consummate after the effective date. After our adoption of SFAS No. 141(R), the settlement of acquisition-related liabilities for unrecognized tax benefits and the reduction of acquisition-related valuation allowances (see Note 11) will affect income tax expense in the period of reversal.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51." SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

        In December 2007, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 07-01, "Accounting for Collaborative Arrangements." EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are (1) active participants to the arrangements and (2) exposed to significant risks and rewards that depend on the commercial success of the endeavor. EITF 07-01 requires that costs incurred and revenues generated from transactions with third parties should be reported by the collaborators on the appropriate line item in their respective income statements. EITF 07-01 also states that the income statement characterization of payments between the participants to a collaborative arrangement should be based on other authoritative literature if the payments are within the scope of such literature. EITF 07-01 requires collaborators to disclose, in the footnotes to financial statements in the initial period of adoption and annually thereafter, (1) the income statement classification and amounts attributable to transactions arising from collaborative arrangements between participants for each period for which an income statement is presented and (2) information regarding the nature and purpose of the collaborative arrangement, the collaborators' rights and obligations under the arrangement, and any accounting policies for the collaborative arrangement. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We currently are evaluating the impact of adoption that EITF 07-01 may have on our consolidated financial statements, specifically, as it relates to our consortium arrangements. See Note 14 for additional details of our consortium arrangements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity's financial position, financial

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

performance, and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

        In April 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP No. EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and should be included in basic and diluted earnings per share calculations. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. At December 31, 2008, we had 0.5 outstanding restricted stock awards that contain rights to nonforfeitable dividends. The effect of including these awards would increase the basic and dilutive shares for 2008 by 0.6 and 0.3 shares, respectively.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We do not expect the adoption of FSP No. FAS 142-3 to have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 is effective as of November 15, 2008. We adopted SFAS No. 162 on December 31, 2008 with no impact on our consolidated financial statements.

        In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." The objective of the FSP is to expand the disclosure requirements for derivative instruments and certain guarantees, which currently do not adequately address the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives and certain guarantees. Therefore, this FSP amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. In addition, this FSP amends FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to require disclosure about the current status of the payment/performance risk of a guarantee. FSP No. FAS 133-1 and FIN 45-4 is effective for fiscal years, and interim periods within those fiscal years, ending after November 15, 2008. We adopted FSP No. FAS 133-1 and FIN 45-4 on December 31, 2008 with no impact on our consolidated financial statements.

        In October 2008, the FASB issued FSP No. FAS 157-3 to clarify the application of SFAS No. 157 in a market that is not active and to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 was effective upon issuance; however, the adoption of FSP No. FAS 157-3 did not have an impact on our consolidated financial statements.

        In November 2008, the Emerging Issues Task Force reached a consensus on EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations." EITF 08-06 communicates 1) the determination of the initial carrying value of an equity method investment should apply the cost accumulation model described in SFAS No. 141(R); 2) the other-than-temporary impairment model of Opinion 18 should be used when testing equity method investments for impairments; 3) Share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment; and 4) when the investment is no longer within the scope of equity method accounting, the investor should prospectively apply the provisions of SFAS 115 and use the carrying amount of the investment as its initial cost. EITF 08-06 is effective for transactions occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We currently are evaluating the impact of adoption that EITF 08-06 may have on our consolidated financial statements, specifically, as it relates to our investments in joint ventures.

(4)   Acquisitions and Discontinued Operations

        We use acquisitions as a part of our strategy to gain access to customer relationships, new technology, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing and technical expertise. Acquisitions and divestitures for the years ended December 31, 2008, 2007 and 2006 are described below.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        All business acquisitions have been accounted for in accordance with SFAS No. 141, "Business Combinations" and accordingly, the consolidated statements of operations include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition. Refer to Note 8 for additional disclosure on the purchase price adjustments of the following acquisitions.

Acquisitions — 2008

        During September 2008, in the Test and Measurement segment, we completed the acquisition of Autoboss Tech, Inc., a China-based manufacturer of diagnostic tools and equipment serving China's vehicle maintenance and repair market, for a purchase price of $9.7. The acquired business had revenues of approximately $7.9 in the twelve months prior to its acquisition. The pro forma effect of the acquisition was not material to our results of operations.

Acquisitions — 2007

        In the Flow Technology segment, we completed the acquisition of APV, a global manufacturer of process equipment and engineering solutions on December 31, 2007, for a purchase price of $524.2, including cash acquired of $41.7. APV's primary products include pumps, valves, heat exchangers and homogenizers for the food, dairy, beverage and pharmaceutical industries. APV had revenues of approximately $876.0 for the twelve months prior to its acquisition.

        As of December 31, 2007, the assets acquired and liabilities assumed of APV were recorded at preliminary estimates of fair values as determined by management, based on information then currently available and on then current assumptions as to future operations, and were subject to change upon the completion of acquisition accounting, including the finalization of asset valuations and working capital settlement. During the year ended December 31, 2008, we recorded our revised estimates of fair value for certain assets and liabilities, including the integration accruals noted below, with a corresponding net increase to goodwill of $66.1.

        As planned at the date of acquisition, we implemented a restructuring program to capture the synergies of integrating APV into the Flow Technology segment. Under this program, we recorded accruals totaling $31.5 million as part of the acquisition in 2008 for work force reductions and facility closings. Approximately 500 positions were identified for elimination.

        The following is a summary of the recorded final fair values of the assets acquired and liabilities assumed of APV at the date of the acquisition, as adjusted to reflect the acquisition accounting adjustments recorded during 2008:

Assets acquired:
Current assets, including cash and equivalents of $41.7	$364.1
Net property, plant and equipment	76.6
Goodwill	256.5
Intangible assets	205.4
Other assets	116.7

Total assets acquired	$1,019.3

Liabilities assumed:
Current liabilities	$410.0
Other long-term liabilities	85.1

Total liabilities	495.1

Net assets acquired	$524.2

        The identifiable intangible assets acquired consist of customer relationships of $69.0 with estimated useful lives of 14 to 16 years, technology of $45.9 with estimated useful lives of 16 to 18 years, trademarks of $90.0 with indefinite useful lives and a non-compete agreement of $0.5 with a useful life of three years.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        We expensed purchased in-process research and development of $0.9 during 2007.

        The following unaudited pro forma information presents our results of operations as if the acquisition of APV had taken place on January 1, 2007 and 2006, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable. However, these results do not include any anticipated cost savings or expenses of the planned integration of APV. These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the relevant periods, such as imputed financing costs, and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired.

	Year Ended December 31,
	2007	2006
Revenues	$5,451.3	$4,687.3
Income from continuing operations	242.8	185.6
Net income	242.7	143.0
Income from continuing operations:
Basic	$4.43	$3.19
Diluted	$4.31	$3.07
Net income:
Basic	$4.42	$2.45
Diluted	$4.31	$2.37

        In the Test and Measurement segment, we completed the acquisition of the European diagnostics division of Johnson Controls ("JCD") in August 2007, for a purchase price of $40.3. The acquired business had revenues of approximately $93.0 in the twelve months prior to its acquisition. In addition, we completed the acquisition of Matra-Werke GmbH ("Matra") in October 2007, within our Test and Measurement segment, for a purchase price of $36.6, including cash acquired of $2.9. The acquired business had revenues of approximately $26.0 in the twelve months prior to acquisition.

        The pro forma effects of the acquisitions of JCD and Matra were not material individually or in the aggregate to our results of operations.

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

        The pro forma effect of the acquisition was not material to our results of operations.

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
December 31, 2008
(All dollar and share amounts in millions, except per share data)

probable within the next 12 months. The following businesses, which have been sold, met these requirements and therefore have been reported as discontinued operations for the periods presented.

Business	Quarter Discontinued	Actual Closing Date of Sale
Scales and Counting Systems business ("Scales")	Q3 2008	Q4 2008
Vibration Testing and Data Acquisition Equipment business ("LDS")	Q1 2008	Q4 2008
Air Filtration	Q3 2007	Q3 2008
Balcke-Duerr Austria GmbH ("BD Austria")	Q4 2007	Q4 2007
Nema AirFin GmbH ("Nema")	Q4 2007	Q4 2007
Contech ("Contech")	Q3 2006	Q2 2007
Dock Products ("Dock")	Q2 2006	Q4 2006
Dielectric Tower ("Tower")	Q4 2005	Q1 2006
Security and protection business ("Vance")	Q3 2005	Q1 2006

        Scales — Sold for cash consideration of $16.8, resulting in a loss, net of taxes, of $4.7.

        LDS — Sold for cash consideration of $82.5, resulting in a gain, net of taxes, of $17.1.

        Air Filtration — Sold for cash consideration of $38.5, resulting in a loss, net of taxes, of $0.8 during 2008. During 2007, we recorded a net charge of $11.0 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

        BD Austria — Sold for cash consideration of $11.6, exclusive of cash balances assumed by the buyer of $30.0, resulting in a net gain of $17.2.

        Nema — Sold for $6.8 in cash, net of cash balances assumed by the buyer of $0.4, for a net loss of $2.3.

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

        Dock — Sold for $43.5 in cash during 2006, resulting in a net gain on the sale of $29.0. This gain related primarily to a tax benefit of $33.2, partially offset by expenses that were contingent primarily upon the consummation of the sale, which included $0.3 due to the modification of the vesting period of restricted stock units that had been issued to Dock employees (see Note 15 for further information).

        Tower — Sold for $6.9 in cash, resulting in a net gain of $0.9.

        Vance — Sold for $70.6 in cash, resulting in a net loss of $3.1, primarily due to expenses that were contingent upon the consummation of the sale, which included $1.6 due to the modification of the vesting period of restricted stock units that had been issued to Vance employees (see Note 15 for further information).

        During the third and fourth quarters of 2008, we committed to plans to divest a business within our Flow Technology segment and a business within our Industrial Products and Services segment, respectively. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of these businesses as discontinued operations in our consolidated financial statements. As a result of these planned divestitures, we recorded a net charge of $29.0 during 2008 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the related net assets to be sold to their estimated net realizable value (i.e., projected sales price, net of estimated transaction costs, the expected payment to a minority shareholder and a charge of $7.0 related to tax matters). In January 2009, we sold the business within the Flow Technology segment for cash and a promissory note totaling $23.5. We are actively pursuing the sale of the business

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

within the Industrial Products and Services segment and anticipate that the sale will be completed during the next twelve months.

        On August 26, 2008, we reached an agreement with the Internal Revenue Service ("IRS") regarding audits of our 2003 through 2005 Federal income tax returns. Upon the resolution of the examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $5.0 to "Gain (loss) on disposition of discontinued operations, net of tax" associated with a business previously disposed of and reported as a discontinued operation.

        During the third quarter of 2007, we recognized an income tax benefit of $13.5 to "Gain (loss) on disposition of discontinued operations, net of tax" relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily during 2005. See Note 1 for further details.

        In addition to the gains/(losses) recorded in 2008 relating to the businesses discussed above, we recognized a net gain in 2008 of $0.6 resulting from adjustments to gains/(losses) on sales of businesses that were previously discontinued. Along with the gains/(losses) recorded in 2007 relating to the BD Austria, Nema, Contech and Air Filtration businesses discussed above, we recognized a net loss in 2007 of $7.3 resulting from adjustments to the gains/(losses) on sales of businesses that were previously discontinued, with such adjustments related primarily to a reduction in income tax liabilities. Lastly, along with the gains/(losses) recorded in 2006 relating to the Dock, Tower, Vance and Contech businesses discussed above, we recognized a net gain in 2006 of $20.1 resulting from adjustments to the gains/(losses) on sales of businesses that were previously discontinued, with such adjustments related primarily to a reduction in income tax liabilities.

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

        For 2008, 2007 and 2006, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2008	2007	2006
Income (loss) from discontinued operations	$5.0	$(27.4)	$(85.4)
Income tax (provision) benefit	(10.3)	27.3	42.8

Loss from discontinued operations, net	$(5.3)	$(0.1)	$(42.6)

        For 2008, 2007 and 2006, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2008	2007	2006
Revenues	$288.3	$542.7	$788.6
Pre-tax income	9.1	9.2	23.9

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	December 31, 2008	December 31, 2007
Assets:
Cash and equivalents	$—	$—
Accounts receivable, net	18.7	64.1
Inventories, net	27.9	58.9
Other current assets	4.2	13.0
Net property, plant and equipment	24.4	50.8
Goodwill and intangibles, net	4.0	95.6
Other assets	1.1	5.4

Assets of discontinued operations	$80.3	$287.8

Liabilities:
Accounts payable	$12.3	$38.9
Accrued expenses and other	5.3	36.1
Short-term debt	0.4	1.5
Deferred and other income taxes	2.0	13.7
Long-term debt and other	0.2	8.4

Liabilities of discontinued operations	$20.2	$98.6

(5)   Business Segment Information

        We are a global provider of flow technology, test and measurement products and services, thermal equipment and services and industrial products and services with operations in over 40 countries. We offer a diverse collection of products, which include, but are not limited to, valves, fluid handling equipment, metering and mixing solutions, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, automotive service, telecommunications and transportation.

        We have aggregated our operating segments into four reportable segments in accordance with the criteria defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The segments are Flow Technology, Test and Measurement, Thermal Equipment and Services and Industrial Products and Services. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of SFAS No. 131 to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expense, stock-based compensation and other indirect corporate expense. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

        Revenues by business segment, group of products and geographic area represent sales to unaffiliated customers, and no one customer or group of customers that, to our knowledge are under common control accounted for more than 10% of our consolidated revenues for all periods presented. Intercompany revenues among segments are not significant. Identifiable assets by business segment are those used in our operations in each segment. General corporate assets are principally cash, pension assets, deferred tax assets, certain prepaid expenses, fixed assets and our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries ("EGS") joint venture. See Note 9 for financial information relating to EGS.

Flow Technology

        Our Flow Technology segment designs, manufactures, and markets solutions and products that are used to blend, meter and transport fluids, as well as air and gas filtration and dehydration products. Our Flow Technology businesses focus on

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

innovative, highly engineered new product introductions and expansion from products to systems and services to create total customer solutions. Products for the segment include high-integrity pumps, valves, heat exchangers, fluid mixers, agitators, metering systems, filters and dehydration equipment for the food and beverage and pharmaceutical processing, power generation, general industrial, chemical processing, oil and gas processing, air dehydration and mining markets.

Test and Measurement

        Our Test and Measurement segment engineers and manufactures branded, technologically advanced test and measurement products used on a global basis across the transportation, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services, and sophisticated testing and validation. Products for the segment include specialty automotive diagnostic service tools, fare-collection systems and portable cable and pipe locators. The segment continues to focus on initiatives such as lean manufacturing, expanding its commercialization of the European and Chinese markets and leveraging its outsourcing model.

Thermal Equipment and Services

        Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products for the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its global reach, as well as increasing thermal components and service offerings, particularly in South Africa, Europe, and Asia Pacific. The segment's South African subsidiary has a Black Economic Empowerment minority shareholder, which holds a 25.1% interest.

Industrial Products and Services

        Our Industrial Products and Services segment comprises businesses that design, manufacture and market power systems, industrial tools and hydraulic units, precision machine components for the aerospace industry, crystal growing machines for the solar power generation market, and television and radio broadcast antenna systems. This segment continues to focus on lean initiatives and global expansion opportunities.

Corporate Expense

        Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters, our Horsham, PA information technology data center ("IT Center") and our Asia-Pacific center in Shanghai, China. As described in Note 6, during 2008 we initiated a plan for the shut-down of our IT Center in Horsham, PA. We expect to complete this shut-down during the first half of 2010.

        Financial data for our business segments, including the results of acquisitions from the dates of the respective acquisitions, are as follows:

	2008	2007	2006
Revenues:
Flow Technology	$1,998.7	$1,070.0	$815.4
Test and Measurement	1,100.3	1,079.8	1,049.7
Thermal Equipment and Services	1,690.1	1,560.5	1,327.7
Industrial Products and Services	1,066.6	865.1	741.6

Total	$5,855.7	$4,575.4	$3,934.4

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

	2008	2007	2006
Segment income:
Flow Technology	$243.4	$175.4	$127.5
Test and Measurement	108.8	118.3	148.8
Thermal Equipment and Services	204.4	162.7	111.4
Industrial Products and Services	245.0	149.8	92.4

Total segment income	801.6	606.2	480.1
Corporate expense	107.7	100.3	96.1
Pension and postretirement expense	38.8	43.5	44.2
Stock-based compensation expense	41.5	39.5	36.7
Special charges, net	17.2	5.2	3.8
Impairment of goodwill and other intangible assets	123.0	4.0	—

Consolidated operating income	$473.4	$413.7	$299.3

Capital expenditures:
Flow Technology	$29.3	$15.2	$9.7
Test and Measurement	14.2	11.2	7.2
Thermal Equipment and Services	31.4	23.3	14.0
Industrial Products and Services	28.2	19.3	17.1
General corporate	13.3	13.6	1.2

Total	$116.4	$82.6	$49.2

Depreciation and amortization:
Flow Technology	$35.6	$17.6	$11.6
Test and Measurement	29.6	18.2	19.1
Thermal Equipment and Services	23.7	21.7	22.6
Industrial Products and Services	11.1	11.3	11.0
General corporate	4.5	4.7	3.4

Total	$104.5	$73.5	$67.7

Identifiable assets:
Flow Technology	$2,096.2	$2,030.2	$960.9
Test and Measurement	1,104.9	1,225.0	1,075.7
Thermal Equipment and Services	1,805.4	1,761.5	1,728.8
Industrial Products and Services	688.3	625.4	638.2
General corporate	346.5	307.5	532.1
Discontinued operations	80.3	287.8	501.4

Total	$6,121.6	$6,237.4	$5,437.1

Revenues by Groups of Products:
Flow Technology	$1,998.7	$1,070.0	$815.4
Test and Measurement	1,100.3	1,079.8	1,049.7
Thermal Equipment and Services	1,690.1	1,560.5	1,327.7
Industrial Products and Services:
Power transformers and services	499.3	421.1	290.6
Industrial tools and equipment	153.9	149.4	143.1
Aerospace components	121.7	110.2	102.2
Broadcast antenna systems	141.0	93.3	116.7
Laboratory equipment	150.7	91.1	89.0

Total Industrial Products and Services	1,066.6	865.1	741.6

Total	$5,855.7	$4,575.4	$3,934.4

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

Geographic Areas:	2008	2007	2006
Revenues:(1)
United States	$3,055.5	$2,685.8	$2,484.3
Germany	864.9	657.2	532.1
China	301.2	283.3	223.9
United Kingdom	278.0	244.4	206.8
Other	1,356.1	704.7	487.3

	$5,855.7	$4,575.4	$3,934.4

Tangible Long-Lived Assets:
United States	$624.1	$571.0	$538.7
Other	258.8	289.0	145.5

Long-lived assets of continuing operations	882.9	860.0	684.2
Long-lived assets of discontinued operations	25.5	56.2	165.7

Total tangible long-lived assets	$908.4	$916.2	$849.9

(1)
Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

(6)   Special Charges, Net

        As part of our business strategy, we right-size and consolidate operations to drive results. Additionally, from time to time, we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint, and maintaining profitability in a difficult economic environment. As a result of our strategic review process, we recorded net special charges of $17.2 in 2008, $5.2 in 2007 and $3.8 in 2006. These net special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.

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

        Exit costs, including, among other things, severance, other employee benefit costs and operating lease obligations on idle facilities, are accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." As a result, liabilities for exit costs are measured initially at their fair value and recorded when incurred.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        Special charges for the years ended December 31, 2008, 2007 and 2006 are described in more detail below and in the applicable sections that follow.

	2008	2007	2006
Employee termination costs	$5.5	$2.8	$1.3
Facility consolidation costs	2.5	0.3	1.1
Other cash costs	4.9	1.3	0.3
Non-cash asset write-downs	4.3	0.8	1.3
Gain on sale of assets	—	—	(0.2)

Total	$17.2	$5.2	$3.8

  2008 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology	$0.1	$0.9	$2.3	$0.3	$3.6
Test and Measurement	2.3	0.6	0.7	0.6	4.2
Thermal Equipment and Services	2.0	0.8	1.3	1.4	5.5
Industrial Products and Services	—	—	—	—	—
Corporate	1.1	0.2	0.6	2.0	3.9

Total	$5.5	$2.5	$4.9	$4.3	$17.2

        Flow Technology segment — The charges for 2008 were driven mainly by the relocation of the Flow Technology segment's headquarters from Delavan, WI to Charlotte, NC, which totaled $2.0, and charges related to facility closures and sales office consolidation efforts. These activities resulted in the termination of four employees.

        Test and Measurement segment — Charges for 2008 related primarily to exit costs associated with a plan to consolidate distribution activities within the segment, costs associated with the closure of a manufacturing facility in Owatonna, MN, and costs associated with integrating the segment's technical and training service line in its diagnostic tools business. These activities resulted in the termination of 91 employees.

        Thermal Equipment and Services segment — Charges for 2008 related primarily to the relocation of the segment's headquarters from Overland Park, KS to Charlotte, NC, which totaled $1.1, as well as, severance, asset impairment and other charges associated with outsourcing functions related to a manufacturing facility in China and the shut-down of facilities in Houston, TX and Gennevilliers, France. These activities resulted in the termination of 169 employees.

        Corporate — Charges for 2008 related primarily to an impairment charge of $1.4 associated with an idle facility that was sold during the year, expenses of $0.9 for outsourcing certain functions associated with the scheduled shut-down of our IT Center in Horsham, PA, an impairment charge of $0.6 related to the expected sale of a facility in Newtown, CT and $0.4 associated with our legal entity reduction initiative. These activities resulted in the termination of 36 employees.

        We do not expect future costs associated with the above initiatives to be significant. With the exception of certain multi-year operating lease obligations and other contractual obligations, which are not material to our consolidated financial statements, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

2007 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology	$—	$—	$(0.1)	$—	$(0.1)
Test and Measurement	2.3	0.2	0.1	—	2.6
Thermal Equipment and Services	—	—	1.0	0.2	1.2
Industrial Products and Services	0.3	0.1	—	0.5	0.9
Corporate	0.2	—	0.3	0.1	0.6

Total	$2.8	$0.3	$1.3	$0.8	$5.2

        Flow Technology segment — The credit for 2007 related to a reduction in liabilities that were no longer necessary as the associated restructuring activities had been completed.

        Test and Measurement segment — Charges for 2007 related primarily to workforce reductions associated with various consolidation and reorganization efforts in Europe and the United States, including the planned closure of a manufacturing facility in Owatonna, MN. These efforts resulted in the termination of 77 employees.

        Thermal Equipment and Services segment — Charges for 2007 related primarily to lease holding costs of $0.8 for an idle facility in Belgium and an asset impairment charge associated with the planned divestiture of an idle facility in Benton Harbor, MI.

        Industrial Products and Services segment — Charges for 2007 related primarily to an asset impairment charge associated with the planned divestiture of an idle facility in Watertown, WI.

        Corporate — Charges for 2007 relate primarily to charges for a legal entity reduction initiative.

2006 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Gain on Sale of Assets	Total Special Charges
Flow Technology	$1.1	$0.9	$0.1	$—	$—	$2.1
Test and Measurement	0.5	0.6	—	0.2		1.3
Thermal Equipment and Services	(0.3)	(0.4)	—	—	(0.2)	(0.9)
Industrial Products and Solutions	—	—	—	—	—	—
Corporate	—	—	0.2	1.1	—	1.3

Total	$1.3	$1.1	$0.3	$1.3	$(0.2)	$3.8

        Flow Technology segment — Charges for 2006 related primarily to costs of $1.3 associated with exit activities at a facility in St. Paul, NC, employee termination costs of $0.7 relating to a facility in Germany, costs relating to a previously announced reorganization of a Netherlands' operation, and exit activities at two locations in the United Kingdom. The German initiative resulted in the termination of four employees.

        Test and Measurement segment — Charges for 2006 related primarily to employee termination and lease holding costs associated with the closure of manufacturing facilities in Miramar, FL and Novi, MI. These closure activities resulted in the termination of 25 employees.

        Thermal Equipment and Services segment — In 2006, the segment incurred charges of $0.3 relating to a previously announced facility consolidation effort. These charges were more than offset by credits of $1.2 associated with a reduction of liabilities that are no longer necessary as the related restructuring activities have been completed.

        Corporate — Charges for 2006 relate primarily to an impairment charge for the planned divestiture of an idle facility.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        The following is an analysis of our restructuring and integration liabilities for years ended December 31, 2008, 2007 and 2006:

	For the year ended December 31,
	2008	2007	2006
Balance at beginning of year	$12.6	$4.9	$15.7
Special charges — cash(1)	13.6	4.4	2.6
Adjustments related to acquisition accounting	31.5	8.4	—
Utilization — cash	(28.1)	(4.9)	(13.4)
Currency translation adjustment and other	1.9	(0.2)	—

Ending balance(2)	$31.5	$12.6	$4.9

(1)
The years ended December 31, 2008, 2007 and 2006 exclude $3.6, $0.8 and $1.2, respectively, of non-cash special charges relating to asset impairments that impact special charges but not the related liabilities.

(2)
The balance at December 31, 2008 was composed of $26.9 relating to acquisition integration plans and $4.6 for various restructuring initiatives.

        In connection with our acquisitions, we formulate plans related to the future integration of the acquired entity. In accordance with Emerging issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," we record estimates for certain of the integration costs anticipated at the date of acquisition, including personnel, reductions and facility closures or restructurings.

        Within our Flow Technology segment, we are in the midst of closing and consolidating several facilities as part of the APV integration. In connection with these plans, we have identified a total headcount reduction of approximately 500 employees.

(7)   Inventories

	December 31,
	2008	2007
Finished goods	$229.3	$220.1
Work in process	165.2	146.7
Raw materials and purchased parts	312.7	321.9

Total FIFO cost	707.2	688.7
Excess of FIFO cost over LIFO inventory value	(40.2)	(31.2)

	$667.0	$657.5

        Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. These inventories were approximately 36% and 37% of total inventory at December 31, 2008 and 2007, respectively. Other inventories are valued using the first-in, first-out ("FIFO") method. Progress payments, which are netted against work in process at year-end, were $4.1 in 2008 and $3.2 in 2007.

(8)   Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill, by segment, are as follows:

	December 31, 2007	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other(1)	December 31, 2008
Flow Technology	$661.7	$—	$—	$2.9	$664.6
Test and Measurement	367.7	3.5	—	(6.6)	364.6
Thermal Equipment and Services	612.6	—	(114.1)	(16.9)	481.6
Industrial Products and Services	270.8	—	—	(1.9)	268.9

Total	$1,912.8	$3.5	$(114.1)	$(22.5)	$1,779.7

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

	December 31, 2006	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other(1)	December 31, 2007
Flow Technology	$438.1	$190.4	$—	$33.2	$661.7
Test and Measurement	341.7	36.6	—	(10.6)	367.7
Thermal Equipment and Services	595.3	—	—	17.3	612.6
Industrial Products and Services	285.8	—	—	(15.0)	270.8

Total	$1,660.9	$227.0	$—	$24.9	$1,912.8

(1)
Includes adjustments resulting from acquisitions completed not more than one year after the consummation date and adjustment to tax positions considered uncertain at the date of acquisition. For the year ended December 31, 2008, net adjustments resulting from the acquisition accounting related to the APV transaction totaled $66.1, which is included in the Flow Technology segment. For the year ended December 31, 2008, various other purchase accounting adjustments, changes from foreign currency translation, and tax related adjustments totaled $1.3, ($83.3) and ($6.6), respectively. For the year ended December 31, 2007 net adjustments related to various purchase accounting adjustments, changes from foreign currency translation, and tax related adjustments totaled $28.2, $34.9, and ($38.2), respectively.

  Identifiable intangible assets comprise the following:

	December 31, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$28.4	$(21.3)	$7.1	$28.0	$(19.3)	$8.7
Technology	73.4	(11.3)	62.1	73.5	(6.7)	66.8
Customer relationships	211.3	(31.9)	179.4	219.2	(18.9)	200.3
Other	25.1	(8.9)	16.2	31.0	(10.6)	20.4

	338.2	(73.4)	264.8	351.7	(55.5)	296.2
Trademarks with indefinite lives(1):	382.0	—	382.0	410.7	—	410.7

Total	$720.2	$(73.4)	$646.8	$762.4	$(55.5)	$706.9

(1)
Balance reflects impairment charges of $8.9 and $4.0 recorded during 2008 and 2007, respectively, associated with a business within our Thermal Equipment and Services segment.

        Amortization expense was $25.7, $17.8 and $13.5 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense related to these intangible assets is $20.1 in 2009, $19.5 in 2010, $18.6 in 2011, $18.6 in 2012 and $18.4 in 2013.

        At December 31, 2008, intangible assets with determinable lives consisted of $152.6 in the Flow Technology segment, $81.1 in the Test and Measurement segment, and $26.7 in the Thermal Equipment and Services segment. Trademarks with indefinite lives consisted of $199.7 in the Flow Technology segment, $52.5 in the Test and Measurement segment, $114.8 in the Thermal Equipment and Services segment and $15.0 in the Industrial Products and Services segment.

        Consistent with the requirements of SFAS No. 142 "Goodwill and Other Intangible Assets," the fair values of our reporting units generally are based on discounted cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our reporting units closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost improvement initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Any significant change in market conditions and

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known.

        We perform our annual goodwill impairment testing during the fourth quarter, with such testing based primarily on events and circumstances existing as of the end of the third quarter. As a result of our testing during the fourth quarter of 2008, no impairment of goodwill was identified. However, in response to the substantial changes in the global economic environment during the fourth quarter of 2008, we concluded that it was necessary to perform additional impairment testing as of December 31, 2008. In connection with these tests, we determined that the fair value of our Weil McLain subsidiary was less than the carrying value of its net assets. As a result, we estimated the implied fair value of goodwill and recorded $123.0 of charges related to the impairment of goodwill ($114.1) and other intangible assets ($8.9). This charge reflects a $19.3 implied fair value of goodwill, which considers (i) a $33.7 difference between the estimated fair value of our Weil McLain subsidiary compared to the carrying value of its net assets, and (ii) an allocation to certain tangible and intangible assets of $89.3 for estimated increases in these assets solely for purposes of applying the impairment provisions of SFAS No. 142. The impairment charge is based upon estimates that will be finalized in the first quarter of 2009. However, we do not believe that the adjustments, if any, will be material to our consolidated financial statements.

        In addition, our testing as of December 31, 2008 identified another reporting unit (Service Solutions, our specialty diagnostic service tools business) whose fair value exceeded the carrying value of its net assets by less than 10%. The aggregate goodwill and indefinite-lived intangible asset balance for Service Solutions was $382.6 at December 31, 2008. We will continue to monitor impairment indicators across our reporting units, including Service Solutions.

        In connection with our annual impairment testing of indefinite-lived intangible assets under SFAS No. 142 during the fourth quarter of 2007, we determined that other intangible assets held by a business within our Thermal Equipment and Services segment were impaired and we recorded an impairment charge of $4.0.

(9)   Investment in Joint Venture

        We have a joint venture, EGS, with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Canada and France and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis, and we typically receive our share of the joint venture's earnings in cash dividends paid quarterly. EGS's results of operations and certain other information for its fiscal years ended September 30, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Net sales	$575.5	$532.0	$483.5
Gross profit	245.7	225.4	214.6
Net income	97.4	84.2	88.6
Capital expenditures	10.9	11.5	7.5
Depreciation and amortization	8.2	8.2	8.5
SPX's equity earnings in EGS	43.7	39.3	40.2

        Condensed balance sheet information of EGS as of September 30, 2008 and 2007 was as follows:

	2008	2007
Current assets	$167.1	$165.3
Non-current assets	297.8	292.0
Current liabilities	87.5	76.5
Non-current liabilities	17.9	14.4

        The carrying value of our investment in EGS was $63.6 and $77.6 at December 31, 2008 and 2007, respectively, and is recorded in other assets in our consolidated balance sheets. We contributed non-monetary assets to EGS upon its formation. We recorded these contributed assets at their historical cost in accordance with Accounting Principles Board ("APB") No. 29, "Accounting for Nonmonetary Transactions," while EGS recorded these assets at their fair value. As a result of this basis difference in the goodwill recorded by EGS upon formation, our investment in EGS is less than our proportionate share of EGS's net assets, with such difference totaling $86.2 at December 31, 2008.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

(10)   Employee Benefit Plans

        Overview — We have defined benefit pension plans that cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Beginning in 2001, we discontinued providing these pension benefits generally to newly hired employees. In addition, we no longer provide service credits to certain active participants. Of the U.S. employees covered by a defined benefit pension and actively accruing a benefit, most are covered by an account balance plan or are part of a collectively bargained plan.

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

        Effective December 31, 2006, we adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses and prior service costs must be recognized as a component of shareholders' equity (in accumulated other comprehensive income (loss)) until they are amortized as a component of net periodic benefit expense. Based on the funded status of our plans as of December 31, 2006, the adoption of SFAS No. 158 decreased total assets by $127.9, increased total liabilities by $81.5, and reduced shareholders' equity by $209.4. The adoption of SFAS No. 158 did not affect our results of operations.

Defined Benefit Pension Plans

        Plan assets — Our investment strategy is based on the long-term growth of principal while mitigating overall risk to ensure that funds are available to pay benefit obligations. The domestic plan assets are invested in a broad range of investment classes, including domestic and international equities, fixed income securities and other investments. We engage various investment managers who are regularly evaluated on long-term performance, adherence to investment guidelines and ability to manage risk commensurate with the investment style and objective for which they were hired. Allowable investments under the plan agreements include equity securities, fixed income securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations to professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2008 and 2007.

        Actual asset allocation percentages of each major category of our domestic and foreign pension plan assets as of December 31, 2008 and 2007, along with the targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, are as follows:

Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2008	2007	2008
Equity securities(1)	37%	54%	60%
Debt securities(1)	41%	26%	25%
Alternative investments(2)	18%	16%	15%
Other(3)	4%	4%	—%

Total	100%	100%	100%

(1)
The equity securities actual allocation is significantly below the target primarily due to the significant decline in the value of the global equity markets during the second half of 2008. The debt securities actual allocation is significantly above the target primarily due to the increase in the value of our fixed income securities during 2008, as well as the decline in our equity securities during the year. We intend to re-balance to the mid-point of the target allocation range during the first half of 2009.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

(2)
Alternative investments are comprised of commingled global fund allocations, which include long-term equity investments, fixed income investments, futures and option contracts and commodities.

(3)
Assets included in this category at December 31, 2008 and 2007 were comprised primarily of cash and equivalents.

Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2008	2007	2008
Equity securities	47%	49%	50%
Debt securities	48%	46%	47%
Other	5%	5%	3%

Total	100%	100%	100%

        Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2008, we made contributions of approximately $0.6 to our qualified domestic pension plans and direct benefit payments of $35.9 to our non-qualified domestic pension plans. During the third quarter of 2008, we made lump-sum payments to our former Chief Executive Officer to extinguish remaining obligations of our non-qualified domestic pension plans. The lump-sum payments totaled $31.8 and were made in August 2008. In 2009, we expect to make contributions of $8.2 to our qualified domestic pension plans and direct benefit payments of $4.2 to our non-qualified domestic pension plans.

        Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. In our foreign plans that are funded, we made contributions of $18.9 in 2008, which includes $8.0 of contributions that relate to businesses that have been classified as discontinued operations. In addition, in our foreign plans that are unfunded, we made direct benefit payments of $2.4 in 2008. In 2009, we expect to make $11.0 of contributions, which includes $2.1 of contributions that relate to businesses that have been classified as discontinued operations, and $2.2 of direct benefit payments to our foreign pension plans.

        Estimated Future Benefit Payments — Following is a summary, as of December 31, 2008, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2008 to measure our obligations and include benefits attributable to estimated future employee service.

Estimated benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2009	$76.3	$8.8
2010	77.2	9.7
2011	76.8	10.0
2012	80.8	10.0
2013	78.8	10.4
Subsequent five years	463.9	54.5

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The combined funded status of our pension plans as of December 31, 2008 has declined since December 31, 2007, primarily as a result of lower than projected returns on plan assets as a result of the global economic recession that existed during 2008. Our non-funded pension plans account for $110.3 of the current underfunded status, as these plans are not required to be funded. The underfunded status of our primary domestic pension plans did not require us to make cash contributions in 2008. The following tables show the domestic and foreign pension plans' funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2008	2007	2008	2007
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$1,039.7	$1,122.9	$294.6	$272.2
Service cost	7.6	8.3	3.5	2.9
Interest cost	65.7	64.0	15.5	13.7
Employee contributions	—	—	0.2	0.2
Actuarial gains	(33.2)	(54.3)	(31.2)	(13.4)
Curtailment gain	(0.1)	—	—	—
Plan amendments	0.4	—	0.2	—
Benefits paid	(110.2)	(84.2)	(12.1)	(10.0)
Acquisitions/ (divestitures)	—	(17.0)	(2.0)	16.5
Foreign exchange and other	—	—	(57.8)	12.5

Projected benefit obligation — end of year	$969.9	$1,039.7	$210.9	$294.6

Change in plan assets:
Fair value of plan assets — beginning of year	$947.3	$988.0	$234.0	$206.0
Return on plan assets	(156.0)	52.7	(27.0)	10.1
Benefits paid	(110.2)	(84.2)	(12.1)	(10.0)
Contributions (employer and employee)	36.5	5.3	21.5	18.5
Acquisitions/ (divestitures)	—	(14.5)	(1.4)	1.1
Foreign exchange and other	—	—	(54.3)	8.3

Fair value of plan assets — end of year	$717.6	$947.3	$160.7	$234.0

Funded status at year-end	$(252.3)	$(92.4)	$(50.2)	$(60.6)
Amounts recognized in the balance sheet consist of:
Other assets	$—	$8.8	$0.8	$—
Accrued expenses	(4.1)	(35.0)	(2.2)	(1.5)
Other long-term liabilities	(248.2)	(66.2)	(48.8)	(59.1)

Net amount recognized	$(252.3)	$(92.4)	$(50.2)	$(60.6)

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax) consist of:
Net actuarial loss	$492.9	$320.9	$39.6	$40.2
Net prior service credits	(3.7)	(4.3)	(0.5)	(1.0)

Total accumulated comprehensive loss (pre-tax)	$489.2	$316.6	$39.1	$39.2

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        The following is information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2008 and 2007:

	Domestic Pension Plans		Foreign Pension Plans
	2008	2007	2008	2007
Projected benefit obligation	$969.9	$288.2	$182.1	$292.7
Accumulated benefit obligation	949.6	287.1	178.2	287.1
Fair value of plan assets	717.6	186.9	131.1	232.7

        The accumulated benefit obligation for all domestic and foreign pension plans was $949.6 and $206.7, respectively, at December 31, 2008 and $1,021.8 and $288.4, respectively, at December 31, 2007.

        Components of Net Periodic Pension Benefit Expense — Net periodic pension benefit expense for our domestic and foreign pension plans included the following components:

Domestic Pension Plans

	Year Ended December 31,
	2008	2007	2006
Service cost	$7.6	$8.3	$9.3
Interest cost	65.7	64.0	64.6
Expected return on plan assets	(78.0)	(77.1)	(80.2)
Amortization of unrecognized losses	21.6	33.1	36.1
Amortization of unrecognized prior service cost	(0.7)	(0.7)	(0.4)
Curtailment/settlement loss	7.6	3.2	0.2

Total net periodic pension benefit expense	23.8	30.8	29.6
Less: Net periodic pension expense of discontinued operations	(0.5)	(3.5)	(0.8)

Net periodic pension benefit expense of continuing operations	$23.3	$27.3	$28.8

        We recorded a pension settlement charge of $7.1 associated with $31.8 of lump-sum payments that were made to our former Chief Executive Officer in 2008. A pension settlement is recognized when the total lump-sum pension payments for a plan during the year exceed the sum of the service and interest costs components of pension expense for that year. The amount of the settlement is the immediate recognition of a portion of the plan's overall net loss in proportion to the amount of the benefit obligation being settled.

Foreign Pension Plans

	Year Ended December 31,
	2008	2007	2006
Service cost	$3.5	$2.9	$2.2
Interest cost	15.5	13.7	12.5
Expected return on plan assets	(16.9)	(16.1)	(14.6)
Amortization of unrecognized losses	1.2	1.8	2.5
Amortization of unrecognized prior service cost	(0.1)	(0.1)	(0.1)
Curtailment/settlement loss	—	—	1.0

Total net periodic pension benefit expense	3.2	2.2	3.5
Less: Net periodic pension benefit expense of discontinued operations	(0.2)	—	(1.7)

Net periodic pension benefit expense of continuing operations	$3.0	$2.2	$1.8

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) in 2008 were as follows:

	Domestic plans	Foreign plans
Current year actuarial loss	$200.7	$12.6
Amortization of actuarial loss	(21.6)	(1.2)
Current year prior service cost	0.4	0.2
Amortization of prior service cost	0.7	0.1
Settlement loss	(7.6)	—
Foreign exchange and other	—	(11.8)

	$172.6	$(0.1)

        The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit expense in 2009 are as follows:

	Domestic plans	Foreign plans
Net actuarial loss	$21.2	$2.0
Net prior service credit	(0.9)	(0.1)

	$20.3	$1.9

        Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans are as follows:

	Year Ended December 31,
	2008	2007	2006
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	6.59%	6.00%	5.75%
Rate of increase in compensation levels	4.25%	4.25%	4.25%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	7.06%	6.59%	6.00%
Rate of increase in compensation levels	4.25%	4.25%	4.25%
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	5.67%	4.94%	4.74%
Rate of increase in compensation levels	4.20%	3.86%	3.69%
Expected long-term rate of return on assets	7.65%	7.26%	6.84%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	6.35%	5.72%	4.94%
Rate of increase in compensation levels	4.08%	4.24%	3.86%

        It is our policy to review the pension assumptions annually. Pension income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (i) The expected long-term rate of return on plan assets is established based upon forward looking long-term expectations of asset returns over the expected period to fund participant benefits based on the target investment mix of our plans; (ii) The discount rate is determined by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date; and (iii) The rate of increase in compensation levels is established based on management's expectations of current and foreseeable future increases in compensation. In addition, management also considers advice from independent actuaries.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

Postretirement Benefit Plans

        Employer Contributions and Future Benefit Payments — Our postretirement medical plans are non-funded and have no plan assets, but are instead funded by us on a pay as you go basis in the form of direct benefit payments. In 2008, we made benefit payments of $18.8 (net of federal subsidies of $1.3) to our postretirement benefit plans. Following is a summary, as of December 31, 2008, of the estimated future benefit payments and expected federal subsidies for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments and federal subsidies are estimated based on the same assumptions used at December 31, 2008 to measure our obligations and include benefits attributable to estimated future employee service.

	Postretirement Payments, net of Subsidies	Postretirement Subsidies
2009	$17.3	$2.2
2010	17.2	1.9
2011	16.8	1.9
2012	16.3	1.9
2013	15.6	1.9
Subsequent five years	67.4	8.8

        Obligations and Funded Status — The following tables show the postretirement plans' funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2008	2007
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$163.2	$179.8
Service cost	0.2	0.2
Interest cost	9.8	10.3
Actuarial gain	(5.2)	(7.5)
Plan change	(0.9)	—
Benefits paid	(18.8)	(19.6)

Projected benefit obligation — end of year	$148.3	$163.2

Funded status at year-end	$(148.3)	$(163.2)
Amounts recognized in the balance sheet consist of:
Accrued expenses	$(17.0)	$(18.1)
Other long-term liabilities	(131.3)	(145.1)

Net amount recognized	$(148.3)	$(163.2)

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax) consist of:
Net actuarial loss	$42.7	$51.7
Net prior service credit	(7.2)	(7.6)

Total accumulated comprehensive loss (pre-tax)	$35.5	$44.1

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        The net periodic postretirement benefit expense included the following components:

	Year Ended December 31,
	2008	2007	2006
Service cost	$0.2	$0.2	$0.2
Interest cost	9.8	10.3	10.2
Amortization of unrecognized loss	3.8	4.8	4.5
Amortization of unrecognized prior service credits	(1.3)	(1.3)	(1.3)

Net periodic postretirement expense	$12.5	$14.0	$13.6

        Other changes in benefit obligations recognized in other comprehensive income (loss) in 2008 were as follows:

Current year actuarial gain	$(5.2)
Current year net prior service credit	(0.9)
Amortization of actuarial loss	(3.8)
Amortization of prior service cost	1.3

$(8.6)

        The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit expense in 2009 include net actuarial losses of $3.1 and prior service credits of $1.4.

        Actuarial assumptions used in accounting for our domestic postretirement plans are as follows:

	Year Ended December 31,
	2008	2007	2006
Assumed health care cost trend rates:
Heath care cost trend rate for next year	8.6%	9.3%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2014	2014
Discount rate used in determining net periodic postretirement benefit expense	6.32%	6.00%	5.75%
Discount rate used in determining net year-end postretirement benefit obligation	7.07%	6.32%	6.00%

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

        Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A percentage point change in assumed health care cost trend rates would have had the following effects on 2008 postretirement expense:

	1% Increase	1% Decrease
Effect on total of service and interest costs	$0.6	$(0.5)
Effect on postretirement benefit obligation	$8.7	$(8.0)

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

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

company common stock and are issued at the prevailing market price. The matching contributions vest with the employee immediately upon the date of the match and there are no restrictions on the resale of common stock held by employees.

        Under the Plan, we contributed 0.252, 0.216 and 0.326 shares of our common stock to employee accounts in 2008, 2007 and 2006, respectively. Compensation expense is recorded based upon the market value of shares as the shares are contributed to employee accounts. We recorded $19.2 in 2008, $17.7 in 2007 and $17.5 in 2006 as compensation expense related to the matching contribution.

        Certain hourly and collectively bargained employees participate in other defined contribution retirement plans maintained pursuant to Section 401(k) of the U.S. Internal Revenue Code. These plans do not match employees' contributions in shares of company common stock, although company common stock is offered as an investment option under these plans.

(11)   Income Taxes

        Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2008	2007	2006
Income before income taxes:
Income from continuing operations:
United States	$205.1	$246.1	$167.0
Foreign	201.0	133.7	97.0

	$406.1	$379.8	$264.0

Provision for (benefit from) income taxes:
Current:
United States	$65.7	$41.5	$51.3
Foreign	37.8	53.5	(6.0)

Total current	103.5	95.0	45.3

Deferred and other:
United States	19.8	(10.7)	(31.6)
Foreign	29.6	1.2	37.0

Total deferred and other	49.4	(9.5)	5.4

Total provision	$152.9	$85.5	$50.7

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	1.2	0.6	(1.5)
U.S. credits and exemptions	(1.7)	(1.7)	(2.4)
Foreign earnings taxed at lower rates	(2.0)	(9.9)	(5.0)
Repatriation	—	—	(0.7)
Audit settlements with taxing authorities	(6.6)	(4.6)	(13.1)
Adjustments to tax contingencies, net	2.3	2.6	7.6
Non-deductible compensation	(0.3)	0.6	0.7
Impairment on goodwill and other intangible assets	9.7	—	—
Other	0.1	(0.1)	(1.4)

	37.7%	22.5%	19.2%

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2008	2007
Deferred tax assets:
Working capital accruals	$48.6	$44.6
Legal, environmental and self-insurance accruals	46.7	57.0
Restructuring	7.9	2.2
Pension, other postretirement and postemployment benefits	152.2	102.6
NOL and credit carryforwards	203.4	196.6
Payroll and compensation	27.6	29.7
Other	80.8	47.4

Total deferred tax assets	567.2	480.1
Valuation allowance	(185.3)	(182.4)

Net deferred tax assets	381.9	297.7

Deferred tax liabilities:
Accelerated depreciation	12.7	23.7
Basis difference in affiliates	19.7	18.2
Intangibles recorded in acquisitions	229.7	269.2
Other	55.0	38.2

Total deferred tax liabilities	317.1	349.3

	$64.8	$(51.6)

General Matters

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess deferred tax assets to determine if they will be realized and the adequacy of deferred tax liabilities, incorporating the results of local, state, federal and foreign tax audits in our estimates and judgments.

        We had available net operating loss deductions and tax credit carryforwards totaling approximately $1,008.7 at December 31, 2008. Approximately $327.4 of these carryforwards were for numerous state jurisdictions and approximately $552.2 were for various foreign jurisdictions, while the remainder represent Federal tax credits. Of these amounts, approximately $15.8 expire in 2009 and $493.1 expire at various times between 2010 and 2028. The remaining carryforwards have no expiration date.

        Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the appropriate tax jurisdiction. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards will expire unused and, accordingly, have established a valuation allowance against the deferred tax assets associated with these carryforwards. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $2.9 in 2008 and $52.9 in 2007.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in the prior year.

Notes to Consolidated Financial Statements
December 31, 2008
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

FIN 48

        Effective January 1, 2007, we adopted the provisions of FIN 48. As a result of such adoption, we recognized a decrease of $52.5 to our liability for unrecognized tax benefits, with a corresponding increase to retained earnings.

        As of December 31, 2008, we had gross unrecognized tax benefits of $102.9 (net unrecognized tax benefits of $81.3), of which $67.9, if recognized, would impact our effective tax rate from continuing operations.

        We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2008, gross accrued interest, excluded from the amounts above, totaled $21.3 (net accrued interest of $15.2), while the related amount as of December 31, 2007 was $23.0 (net accrued interest of $14.9). There were no significant penalties recorded during the years ended December 31, 2008 or 2007.

        Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $20.0 to $25.0.

        The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Unrecognized tax benefit — opening balance	$120.1	$204.3
Gross increases — tax positions in prior period	19.2	4.1
Gross decreases — tax positions in prior period	(0.3)	—
Gross increases — tax positions in current period	7.7	15.0
Settlements	(37.9)	(101.1)
Lapse of statute of limitations	(1.9)	(2.2)
Change due to foreign currency exchange rates	(4.0)	—

Unrecognized tax benefit — ending balance	$102.9	$120.1

Tax Contingencies

        We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we determine that an uncertain position meets the criteria of FIN 48. Accruals for these contingencies are recorded in "Income taxes payable" and "Deferred and other income taxes" in the accompanying consolidated balance sheets based on the expectation as to the timing of when the contingency will be resolved. As events change and resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities.

        On August 28, 2008, we reached an agreement with the IRS regarding an audit of our 2003 through 2005 U.S. income tax returns. Upon the resolution of the examination, we recorded $25.6 as an income tax benefit from continuing operations and $5.0 as an income tax benefit to "Gain (loss) on the disposition of discontinued operations."

        The IRS currently is performing an audit of our 2006 and 2007 federal income tax returns. At this stage, the outcome of the audit is uncertain; however, we believe that any contingencies are adequately provided for. We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months as we do not expect the examination will conclude within the next twelve months.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        On September 4, 2007, we reached an agreement with the IRS regarding the tax returns for years 1995 through 2002. In connection with the resolution of these examinations, we reduced our liability for uncertain tax positions (including interest) by $124.4. Of that reduction, $35.6 represented an amount accrued in excess of our final settlement (including tax, interest and penalties). The $35.6 reduction in our liability for uncertain tax positions was recorded as an income tax benefit from continuing operations of $16.8 and a decrease in goodwill of $18.8.

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

        In 2006 we recorded an income tax benefit of $34.7 associated with the settlement of the IRS examination covering our 1998 to 2002 income tax returns. In addition, we reduced our income tax provision by $8.3 as a result of the settlement of various state income tax matters.

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

        We have various foreign income tax returns under examination. Currently, there are audits underway by Canadian tax authorities related to our 2000 to 2006 tax returns. The German tax authorities have commenced audits of certain income tax returns related to the 2002 to 2006 tax years. We believe that any contingencies related to these examinations have been adequately provided for.

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

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

(12) Indebtedness

        The following summarizes our outstanding debt as of, and debt activity for the year ended, December 31, 2008.

	December 31, 2007	Borrowings	Repayments	Other(3)	December 31, 2008
Term loan	$750.0	$—	$(75.0)	$—	$675.0
Domestic revolving loan facility	115.0	485.5	(535.5)	—	65.0
Global revolving loan facility	—	100.0	(100.0)	—	—
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement(1)	70.0	261.0	(331.0)	—	—
Other indebtedness(2)	83.3	—	(28.3)	0.2	55.2

Total debt	1,567.8	$846.5	$(1,069.8)	$0.2	1,344.7

Less: short-term debt	254.3				112.9
Less: current maturities of long-term debt	78.9				76.4

Total long-term debt	$1,234.6				$1,155.4

(1)
Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(2)
Includes aggregate balances under extended accounts payable programs and a purchase card program of $47.9 and $57.1 at December 31, 2008 and 2007, respectively.

(3)
"Other" includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Credit Facilities

        On September 21, 2007, we entered into senior credit facilities with a syndicate of lenders that replaced our then-existing senior credit facilities, which were simultaneously terminated. These senior credit facilities provide for committed senior secured financing of $2,300.0, consisting of the following:

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

        At December 31, 2008, we had $411.8 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $65.0 and to $123.2 reserved for outstanding letters of credit. In addition, at December 31, 2008, we had $257.6 of available issuance capacity under our foreign credit instrument facility after giving effect to $692.4 reserved for outstanding letters of credit.

        In connection with the termination of our then-existing senior credit facilities, we incurred $3.3 of costs, including $2.3 for the write-off of deferred financing costs, $0.2 for an early termination fee and $0.8 for costs associated with the early termination of our then-existing interest rate protection agreements (see Note 13).

        The weighted-average interest rate of our outstanding borrowings, including the impact of swaps, under the senior credit facilities was 4.88% at December 31, 2008.

Notes to Consolidated Financial Statements
December 31, 2008
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

        All borrowings and other extensions of credit under our senior credit facilities are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.

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

        The term loan is repayable in quarterly installments of $18.75 for each quarter ending March 31, 2009 through September 30, 2011, and $112.5 for the quarters ending December 31, 2011 through June 30, 2012, with the balance due in September 2012.

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

        We may voluntarily prepay loans under our senior credit facilities, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders' breakage costs in the case of a prepayment of Eurodollar rate borrowings other than on the last day of the relevant interest period.

        Indebtedness under our senior credit facilities is guaranteed by:

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
December 31, 2008
(All dollar and share amounts in millions, except per share data)

subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all our and their assets.

        Our senior credit facilities require that we maintain:

  •
  a Consolidated Interest Coverage Ratio (as defined in the credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

  •
  a Consolidated Leverage Ratio as of the last day of any fiscal quarter of not more than 3.25 to 1.00.

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

        At December 31, 2008, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.

Senior Notes

        In December 2007, we issued in a private placement $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in 2014. We used the net proceeds from the offering for general corporate purposes, including the financing of our acquisition of APV (see Note 4). The interest payment dates for these notes are June 15 and December 15 of each year. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2010, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 107.625%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. At December 31, 2008, we were in compliance with all covenant provisions of these senior notes. We have agreed to conduct a registered exchange offer for the notes and will use commercially reasonable efforts to exchange the notes for a new issue of identical debt securities within 150 days from February 28, 2009, if the notes are not freely tradable before this date, and file under certain circumstances a shelf registration statement to cover resales of the notes and to cause the registration statement to be declared effective by the SEC. If we fail to satisfy these obligations, we have agreed to pay additional interest to holders of the notes under certain circumstances.

        In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. The interest payment dates for these notes are June 15 and December 15 of each year. In December 2002, we issued $500.0 of callable 7.50% senior notes that mature on January 1, 2013. The interest payment dates for these notes are January 1 and July 1 of each year. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

Other Borrowings and Financing Activities

        Some of our businesses participate in extended accounts payable programs through agreements with lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of December 31, 2008 and 2007, the participating businesses had $7.3 and $12.8, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing for payment beyond normal payment terms. As of December 31, 2008 and 2007, the participating businesses had $40.6 and $44.3, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

        We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. There were no amounts outstanding under this financing agreement at December 31, 2008, compared to $70.0 at December 31, 2007. At December 31, 2008, we had $78.8 of available borrowing capacity under our trade receivables financing agreement.

(13) Financial Instruments

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

        Our derivative assets and liabilities include swaps, currency foreign contracts and commodity price protection agreements that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

        As of December 31, 2008, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties' credit risks.

        We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — currency forward contracts and embedded derivative contracts	$—	$0.6	$—
Noncurrent assets — embedded derivative contracts	—	8.9	—
Current liabilities — currency forward contracts and commodity contracts	—	10.1	—
Long-term liabilities — swaps	—	42.0	—

Interest Rate Swaps

        We maintain swaps to hedge the potential impact of increases in interest rates on our variable rate term loan. We designate and account for these swaps as cash flow hedges. In connection with the September 21, 2007 refinancing of our senior credit facilities (see Note 12), we terminated all our existing swaps and entered into new swaps with a notional amount of $600.0. These new swaps have maturities through September 2012 and effectively convert $600.0 of our borrowings under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the new term loan. As of December 31, 2008, the aggregate notional amount of the swaps was $540.0.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        In connection with the termination of our previously held swaps, on September 21, 2007, we made a net cash payment of $0.4. In addition, we reclassified $0.8 from accumulated other comprehensive income (loss) to "Loss on early extinguishment of debt."

        As of December 31, 2008 and 2007, we recorded an unrealized loss, net of tax, of $25.8 and $9.1, respectively to accumulated other comprehensive income (loss). In addition, as of December 31, 2008 and 2007, we recorded a long-term liability of $42.0 and $14.8, respectively, to recognize the fair value of our swaps.

Currency Forward Contracts

        We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, South African Rand and Chinese Yuan.

        From time to time, we enter into foreign currency protection agreements ("FX forward contracts") to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Some of the contracts with underlying forecasted transactions contain embedded derivatives, as the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. The net gain (loss) recorded in "Other expense, net" from the change in the fair value of FX forward contracts and embedded derivatives totaled $4.5 for 2008, $6.2 for 2007 and ($1.8) for 2006, respectively.

        We had FX forward contracts with an aggregate notional amount of $129.8 outstanding as of December 31, 2008, with scheduled maturities of $129.5 and $0.3 in 2009 and 2010, respectively. The fair values of our FX forward contracts and embedded derivatives were as follows:

	December 31, 2008			December 31, 2007
	Current Assets	Noncurrent Assets	Current Liabilities	Current Assets	Current Liabilities
Currency forward contracts	$0.5	$—	$2.9	$—	$0.1
Embedded derivative contracts	0.1	8.9	—	—	0.8

Other Derivative Instruments

        From time to time we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials. We designate and account for such transactions as cash flow hedges. As of December 31, 2008 and 2007, the unrealized loss, net of tax, recorded in accumulated other comprehensive income (loss) was $5.8 and $0.6, respectively. We expect to reclassify the 2008 unrealized loss to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair values of these contracts were $7.2 and $0.7 (recorded as a current liability) as of December 31, 2008 and 2007, respectively. The amount of gain (loss) recognized during the years ended December 31, 2008, 2007 and 2006, related to the ineffectiveness of the hedges was not material.

Other Fair Value Financial Assets and Liabilities

        The carrying amount of cash and equivalents and receivables reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

        The fair value of our debt instruments, based on borrowing rates available to us at each year-end for similar debt, was $1,229.6 at December 31, 2008, compared to our carrying value of $1,344.7.

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

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

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

        Concentrations of credit risk arising from trade accounts receivable are due to selling to a large number of customers in a particular industry. We perform ongoing credit evaluations of our customers' financial conditions and obtain collateral or other security when appropriate. No one customer, or group of customers that to our knowledge are under common control, accounted for more than 10% of our revenues for any period presented.

(14) Commitments, Contingent Liabilities and Other Matters

Leases

        We lease certain manufacturing facilities, offices, sales and service locations, machinery and equipment, vehicles and office equipment under various leasing programs accounted for as operating leases. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2009	$41.2
2010	32.1
2011	28.7
2012	24.0
2013	18.7
Thereafter	35.6

Total minimum payments	$180.3

        Total operating lease expense was $51.5 in 2008, $44.6 in 2007 and $37.8 in 2006. Capital leases were not material to any of the periods presented.

General

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers' compensation, etc.), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims, of which we are currently unaware, or the claims, of which we are aware, may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $340.9 (including $260.7 for risk management matters) and $360.2 (including $268.8 for risk management matters) at December 31, 2008 and 2007, respectively. Of these amounts, $266.8 and $270.2 are included in "Other long-term liabilities" within our consolidated balance sheets at December 31, 2008 and 2007, respectively, with the remainder included in "Accrued expenses."

Litigation Matters

        On June 8, 2006, we reached a settlement with VSI Holdings, Inc. ("VSI") resolving litigation relating to a merger agreement with VSI that we terminated. Under the terms of the settlement, the lawsuit was dismissed with prejudice, neither party admitted any liability or wrongdoing, and we made a payment in the amount of $20.0 to VSI. The charge associated with

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

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

        In October of 2004, one of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., was notified that it was the subject of an investigation by the Milan Public Prosecutor's Office. The investigation related to the business practices of several individuals and different companies in securing contracts from an Italian power generation company. On August 24, 2006, the Public Prosecutor served on SPX Cooling Technologies Italia, S.p.A., a Notice of End of the Preliminary Investigations. This Notice, which also identified numerous other individual and corporate defendants, set forth an allegation that SPX Cooling Technologies Italia, S.p.A. was responsible under Italian Legislative Decree No. 231 for failing to adopt and effectively implement a proper organization and management model suitable for the prevention of alleged acts of bribery by the former general manager of Hamon-Research Cottrell Italia, S.p.A. and the former director of Marley Cooling Tower Europe, S.p.A. Following the assertion of preliminary defenses by SPX Cooling Technologies Italia S.p.A., the Public Prosecutor discharged our subsidiary from any responsibilities under such Italian Legislative Decree for several alleged acts of bribery, and that discharge is final. In addition, the judge responsible for this matter approved a plea-agreement, to which the Public Prosecutor consented, under which our subsidiary made a payment of Euro 1.2 in October 2008 and all remaining claims against our subsidiary were resolved. We recorded the liability associated with this matter in 2006.

        We are subject to other legal proceedings and claims that arise in the normal course of business. In our opinion, these matters are either without merit or of a kind that should not have a material adverse effect individually or in the aggregate on our financial position, results of operations, or cash flows. However, we cannot assure that these proceedings or claims will not have a material adverse effect on our financial position, results of operations, or cash flows.

Environmental Matters

        Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violation that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 99 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, there can be no assurance that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

        In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 27 sites at which the liability has not been settled, only 10 of which sites have been active in the past few years. These laws may impose liability on certain

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a "de minimis" potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is immaterial.

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

Risk Management Matters

        We are self-insured for certain of our workers' compensation, automobile, product and general liability, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by management, are based on claims filed and estimates of claims incurred but not yet reported, and generally are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts.

Consortium Arrangements

        We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work. The use of a consortium arrangement typically results in joint and several liability to the customer for the consortium members, however, our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project. If responsibility cannot be determined or a consortium member defaults, then the remaining consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of December 31, 2008, our share of the aggregate contract value on open consortium arrangements was $316.3 (of which approximately 42.0% has been recognized thus far as revenue), whereas the aggregate contract value on open consortium arrangements was $738.6. As of December 31, 2007, our share of the aggregate contract value on open consortium arrangements was $192.6 (of which approximately 69% had been recognized as revenue), whereas the aggregate contract value on open consortium arrangements was $529.0. At December 31, 2008 and 2007, we recorded a liability of $3.1 and $2.1, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

Executive Agreements

        Our Board of Directors has adopted severance agreements for eight of our executives, which create certain liabilities in the event of the termination of these executives following a change of control. In addition, our Board of Directors also approved employment agreements for seven of these executives. These agreements have rolling terms of either one year or two years and specify the executive's current compensation, benefits and perquisites, the executive's entitlements upon termination of employment, and other employment rights and responsibilities. Lastly, three executive officers have outstanding non-interest bearing 20-year relocation home loans totaling $4.5 granted in connection with the 2001 move of our corporate headquarters. In the event of the death or permanent disability of the employee or a change in control of SPX, we will forgive the note and pay the employee or his estate an amount equal to the employee's tax liability as a result of the loan forgiveness.

(15)  Shareholders' Equity and Stock-Based Compensation

Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007	2006
Numerator:
Income from continuing operations for calculating basic earnings per share	$253.2	$294.3	$213.3
Interest on convertible LYONs, net of tax	—	—	1.1

Income from continuing operations for calculating diluted earnings per share	$253.2	$294.3	$214.4

Net income for calculating basic earnings per share	$247.9	$294.2	$170.7
Interest on convertible LYONs, net of tax	—	—	1.1

Net income for calculating diluted earnings per share	$247.9	$294.2	$171.8

Denominator:
Weighted-average number of common shares used in basic earnings per share	53.046	54.842	58.254
Dilutive Securities — Employee stock options, restricted stock and restricted stock units	1.016	1.465	1.499
Conversion of convertible LYONs	—	—	0.971

Weighted-average number of common shares and dilutive securities used in diluted earnings per share	54.062	56.307	60.724

        The total number of stock options that were not included in the computation of dilutive earnings per share because their exercise price was greater than the average market price of common shares was 0.326, 0.656 and 7.216 for the years ended December 31, 2008, 2007 and 2006, respectively. The total number of unvested restricted stock and restricted stock units that were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met was 0.281 at December 31, 2008.

        The impact of the inclusion of the convertible LYONs was a reduction in both income from continuing operations per share and net income per share of $0.04 and $0.03, respectively, for 2006.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

Accumulated Other Comprehensive Income (Loss)

        The components of the balance sheet caption accumulated other comprehensive income (loss) were as follows:

	December 31, 2008	December 31, 2007
Foreign currency translation adjustment	$204.0	$298.4
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $19.7 and $6.0, respectively	(31.6)	(9.7)
Pension liability adjustment, net of tax benefit of $211.5 and $149.3, respectively	(352.3)	(250.6)

Accumulated other comprehensive income (loss)	$(179.9)	$38.1

Common Stock and Treasury Stock

        At December 31, 2008, we had 200.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2005	89.549	(26.986)	62.563
Stock options exercised	2.335	1.678	4.013
Share repurchases	—	(8.692)	(8.692)
Restricted stock and restricted stock units	0.636	(0.069)	0.567
Other	0.315	—	0.315

Balance at December 31, 2006	92.835	(34.069)	58.766
Stock options exercised	1.899	0.388	2.287
Share repurchases	—	(9.004)	(9.004)
Restricted stock and restricted stock units	0.627	(0.105)	0.522
Other	0.221	—	0.221

Balance at December 31, 2007	95.582	(42.790)	52.792
Stock options exercised	0.281	0.770	1.051
Share repurchases	—	(3.375)	(3.375)
Restricted stock and restricted stock units	0.403	—	0.403
Other	0.257	—	0.257

Balance at December 31, 2008	96.523	(45.395)	51.128

Stock-Based Compensation

        Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 5.799 of these shares were available for grant at December 31, 2008. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or restricted stock.

        Restricted stock or restricted stock units may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants' continued employment and other plan terms and conditions, the restrictions lapse and awards vest over three years. In addition, the restrictions lapse and the awards vest in the event of retirement, death or disability. The 2004 grants vested ratably. In December 2004, the Compensation Committee of the Board of Directors announced changes to our stock based employee compensation program. Under the announced changes, market ("company performance") thresholds have been instituted for vesting of substantially all restricted stock and restricted stock units awarded in 2005 and future years. This vesting is based on SPX shareholder return versus the S&P 500 composite index. On each vesting date, we compare SPX shareholder return to the performance of the S&P 500 composite index for the prior year and for the cumulative period since the date of the grant. If SPX

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

outperforms the S&P 500 composite index for the prior year, the one-third portion of the grant associated with that year will vest. If SPX outperforms the S&P 500 composite index for the cumulative period, any unvested portion of the grant that was subject to vesting on or prior to the vesting date will vest. Restricted stock and restricted stock units that do not vest within the three-year vesting period in accordance with these company performance requirements are forfeited.

        Beginning in 2007, we grant restricted stock to non-employee directors under the 2006 Non-Employee Directors' Stock Incentive Plan (the "Directors' Plan") in lieu of granting them phantom stock shares. Under the Directors' Plan, up to 0.100 shares of our common stock may be granted to non-employee directors and 0.065 of these shares were available for grant at December 31, 2008. Restricted stock has a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

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

        We account for stock-based compensation in accordance with SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires the recognition of compensation expense for share-based awards, including stock options, based on their grant date fair values. In addition, SFAS No. 123(R) specifies that an award is vested when the employee's retention of the award is no longer contingent on providing subsequent service (the "non-substantive vesting period approach"). Total stock option expense was $0.0, $0.2 and $0.9 for the years ended December 31, 2008, 2007 and 2006, respectively, while compensation expense related to restricted stock and restricted stock units totaled $41.5, $39.2 and $36.7 for the years ended December 31, 2008, 2007 and 2006, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants in 2008, 2007 and 2006.

        We use the Monte Carlo simulation model due to the fact that our restricted stock and restricted stock units contain a "market condition." The Monte Carlo simulation model utilizes multiple input variables that determines the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 2, 2008 and January 3, 2007:

	Annual expected stock price volatility	Annual expected dividend yield	Risk free interest rate	Correlation between total shareholder return for SPX and S&P 500 Composite Index
January 2, 2008:
SPX Corporation	26.5%	0.98%	2.85%	0.4913
S&P 500 Composite Index	12.4%	n/a	2.85%
January 3, 2007:
SPX Corporation	29.0%	1.63%	4.63%	0.4225
S&P 500 Composite Index	10.5%	n/a	4.63%

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

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

        During the years ended December 31, 2008, 2007 and 2006, we classified excess tax benefits of $35.3, $29.0 and $12.7, respectively, as financing cash flows included in "Proceeds from the exercise of employee stock options and other" within our consolidated statements of cash flows.

Restricted Stock and Restricted Stock Unit Awards

        The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2005 through December 31, 2008:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-average Grant-Date Fair Value per share
Outstanding at December 31, 2005	1.576	$40.30
Granted	0.755	33.97
Vested	(0.672)	43.64
Forfeited	(0.134)	39.71

Outstanding at December 31, 2006	1.525	36.95
Granted	0.815	46.24
Vested	(0.835)	41.83
Forfeited	(0.127)	36.93

Outstanding at December 31, 2007	1.378	40.49
Granted	0.641	74.62
Vested	(0.703)	38.78
Forfeited	(0.065)	55.93

Outstanding at December 31, 2008	1.251	58.01

        As of December 31, 2008, there was $18.6 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.5 years.

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

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

Stock Options

        The following table shows stock option activity from December 31, 2005 through December 31, 2008:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	12.965	$69.07
Granted	—	—
Exercised	(4.013)	43.89
Terminated	(4.116)	103.12

Options outstanding and exercisable at December 31, 2006	4.836	60.97
Granted	—	—
Exercised	(2.287)	54.41
Terminated	(0.175)	67.65

Options outstanding and exercisable at December 31, 2007	2.374	66.80
Granted	—	—
Exercised	(1.051)	69.26
Terminated	(0.015)	60.29

Options outstanding and exercisable at December 31, 2008	1.308	64.89

        The weighted-average remaining term, in years, of options outstanding and exercisable at December 31, 2008 was 2.2. Aggregate intrinsic value (market value of stock less option exercise price) represents the total pretax intrinsic value, based on our closing stock price on December 31, 2008, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and the exercisable at December 31, 2008 was $0.7. The total number of in-the-money options exercisable on December 31, 2008 was 0.362. The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $52.5, $65.4 and $43.1, respectively.

Treasury Stock

        In 2008, we repurchased 3.375 shares (all of which were associated with written trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended) of our common stock on the open market, for total cash consideration of $115.2. We record common stock repurchases based on the settlement date. The covenants under our senior credit facilities contain certain restrictions on the payment of dividends and the repurchase of our common stock. See Note 12 for discussion of our ability to repurchase shares under our current senior credit facilities.

Preferred Stock

        None of our 3.0 shares of authorized and no par value preferred stock was outstanding at December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements
December 31, 2008
(All dollar and share amounts in millions, except per share data)

(16) Quarterly Results (Unaudited)

	First(5)(6)		Second(5)(6)		Third(5)(6)		Fourth(6)
	2008	2007	2008	2007	2008	2007	2008	2007
Operating revenues(1)	$1,349.9	$972.2	$1,512.1	$1,165.9	$1,486.0	$1,147.6	$1,507.7	$1,289.7
Gross profit(1)(2)	403.8	268.5	462.6	319.1	442.6	341.0	462.7	398.5
Income (loss) from continuing operations(2)(3)	62.4	31.1	91.1	70.0	110.4	94.3	(10.7)	98.9
Income (loss) from discontinued operations, net of tax(3)(4)	(1.0)	(1.9)	3.7	(6.1)	6.6	(1.4)	(14.6)	9.3

Net income (loss)	$61.4	$29.2	$94.8	$63.9	$117.0	$92.9	$(25.3)	$108.2

Basic earnings (loss) per share of common stock:
Continuing operations	$1.19	$0.53	$1.72	$1.25	$2.06	$1.78	$(0.20)	$1.90
Discontinued operations, net of tax	(0.02)	(0.03)	0.07	(0.11)	0.12	(0.03)	(0.28)	0.18

Net income (loss)	$1.17	$0.50	$1.79	$1.14	$2.18	$1.75	$(0.48)	$2.08

Diluted earnings (loss) per share of common stock:
Continuing operations	$1.15	$0.52	$1.67	$1.22	$2.01	$1.73	$(0.20)	$1.85
Discontinued operations, net of tax	(0.02)	(0.03)	0.07	(0.10)	0.12	(0.02)	(0.28)	0.17

Net income (loss)	$1.13	$0.49	$1.74	$1.12	$2.13	$1.71	$(0.48)	$2.02

Note:    The sum of the quarters' earnings per share may not equal the full year per share amounts.

(1)
During 2007, an internal audit of an operation in Japan uncovered employee misconduct and improper accounting entries. Correction of these matters resulted in a charge of $7.4 during third quarter of 2007, with a reduction of $2.3 of revenues, $4.5 recorded to cost of products sold and $0.6 related to selling, general and administrative expense. See Note 1 for further information.

(2)
During the first, second and fourth quarters of 2007 we recorded charges (credits) related to the settlement of a legacy product liability matter within our Industrial Products and Services segment of $3.6, $6.0 and ($1.1), respectively.

(3)
The first, second, third and fourth quarters of 2008 include charges of $0.7, $4.2, $4.8 and $7.5, respectively, associated with restructuring initiatives. The first, second, third and fourth quarters of 2007 include charges of $0.3, $1.2, $2.5 and $1.2, respectively, associated with restructuring initiatives. See Note 6 for additional information.

We recorded charges related to legacy legal matters of $0.1, $0.1 and $4.8 during the second, third and fourth quarters of 2007, respectively.

The second quarter of 2007 includes a benefit of $5.0 within our Thermal Equipment and Services segment as a result of cost improvements associated with a state-approved environmental remediation plan at a site in California.

The third quarter of 2008 included a charge of $9.5 relating to the settlement of a lawsuit arising out of a 1997 business disposition.

During the third quarter of 2008, we recorded income tax benefits of $25.6 and $5.0 to continuing operations and discontinued operations, respectively, in connection with the finalization of the audits of our 2003 through 2005 Federal income tax audits.

In the fourth quarter of 2007, we recorded an impairment charge of $4.0 associated with intangible assets held by a business within our Thermal Equipment and Services segment. See Note 8 for further discussion.

In the fourth quarter of 2008, we recorded $123.0 of charges related to the impairment of goodwill ($114.1) and other intangible assets ($8.9) at our Weil McLain subsidiary. See Note 8 for further discussion.

Notes to Consolidated Financial Statements
December 31, 2008
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

(4)
During the third quarter of 2007, we committed to a plan to divest our Air Filtration business within our Flow Technology segment. As a result of this planned divestiture, we recorded a net charge of $11.0 to reduce the net assets to be sold to their estimated net realizable value. During the first quarter of 2008, we recorded a net charge of $3.1 to "Gain (loss) on disposition of discontinued operations, net of tax" to adjust the deferred tax assets of the Air Filtration business to their estimated realizable value. During the third quarter of 2008, we sold our Air Filtration business, resulting in a net gain of $2.4.

During the third quarter of 2008, we committed to a plan to divest our Scales business. As a result of the planned divesture, we recorded a net charge of $1.2 during the third quarter of 2008 to reduce the carrying value of the related net assets to be sold to their estimated net realizable value. During the fourth quarter, we sold our Scales business, resulting in a net loss of $3.5.

We sold LDS during the fourth quarter of 2008, resulting in a net gain of $17.1.

During the third and fourth quarters of 2008, we committed to plans to divest a business within our Flow Technology segment and a business within our Industrial Products and Services segment, respectively. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of these businesses as discontinued operations in our consolidated financial statements. As a result of these planned divestitures, we recorded a net charge of $29.0 during 2008 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the related net assets to be sold to their estimated net realizable value (i.e., projected sales price, net of estimated transaction costs, the expected payment to a minority shareholder and a charge of $7.0 related to tax matters). In January 2009, we sold the business within the Flow Technology segment for cash and a promissory note totaling $23.5. We are actively pursuing the sale of the business within the Industrial Products and Services segment and anticipate that the sale will be completed during the next twelve months.

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

(6)
It is our practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2008 and two additional days in the fourth quarter of 2008 when compared to the respective 2007 periods.

 ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

        SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2008 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2008, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the internal control over financial reporting of SPX CORPORATION AND SUBSIDIARIES (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the adoption of new accounting standards.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 27, 2009

 ITEM 9B. Other Information

        Not applicable.

 P A R T    I I I

ITEM 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the company.

        This information is included in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.

(b)
Executive Officers of the company.

  Christopher J. Kearney, 53, was named Chairman of the Board in May 2007, and President, Chief Executive Officer and a director in December 2004. He joined SPX in February 1997 as Vice President, Secretary and General Counsel and an officer of the company. He had previously served as Senior Vice President and General Counsel of Grimes Aerospace Company. Mr. Kearney is a director of Nucor Corporation.

  Patrick J. O'Leary, 51, was named Executive Vice President, Treasurer and Chief Financial Officer in December 2004. He joined SPX in October 1996 as Vice President, Finance, Treasurer and Chief Financial Officer and an officer of the company. He had previously served as Chief Financial Officer and a director of Carlisle Plastics, Inc. Mr. O'Leary is a director of Pulte Homes, Inc.

  Robert B. Foreman, 51, was named Executive Vice President, Human Resources and Asia Pacific in December 2005 and Executive Vice President, Global Business Systems and Services in June 2008. He joined SPX Corporation in April 1999 as Vice President, Human Resources and an officer of the company. Previously he spent 14 years with PepsiCo, most recently serving as Vice President Human Resources for Frito-Lay International.

  Don L. Canterna, 58, was named Segment President, Flow Technology and an officer in August 2005. He joined SPX in 2001 when SPX acquired United Dominion Industries, where he had been General Manager of Waukesha Cherry-Burrell since 1997. He was promoted to President of Waukesha Cherry-Burrell in 2001 and was named President of SPX Process Equipment in 2003 when Waukesha Cherry-Burrell, Lightnin and Bran+Luebbe were consolidated.

  David A. Kowalski, 50, was named Segment President, Test and Measurement and an officer in August 2005. He joined SPX in 1999 as the Vice President and General Manager of Tools and Equipment at Service Solutions and was named President of Service Solutions in 2004. Before joining SPX he held positions with American National Can Company, J.I. Case, Picker International and Warner Swasey.

  Kevin L. Lilly, 56, was named Vice President, Secretary and General Counsel and an officer in December 2005 and Senior Vice President in December 2006. Mr. Lilly joined SPX in 2003 as General Counsel for the company's publicly traded subsidiary, Inrange Technologies Corporation. After the sale of Inrange, he was Group General Counsel for the technical and industrial systems businesses and Associate General Counsel for SPX business operations. Previously, Mr. Lilly served as partner at Archer & Greiner, partner at Jamieson, Moore, Peskin & Spicer, and Staff Attorney for the United States Court of Appeals for the Seventh Circuit in Chicago.

  Lee Powell, 50, was named an officer in February 2008. He joined SPX in August 2005 as Segment President, Industrial Products and Services. Prior to joining SPX, he spent nine years with the Invensys PLC appliance controls group.

(c)
Section 16(a) Beneficial Ownership Reporting Compliance.

  This information is included in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

(d)
Code of Ethics.

  This information is included in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

(e)
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Board Committees" and is incorporated herein by reference.

 ITEM 11. Executive Compensation

        This information is included in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

        This information is included in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

        This information is included in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees And Services

        This information is included in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the heading "Ratification of the Appointment of Independent Public Accountants" and is incorporated herein by reference.

 P A R T    I V

ITEM 15. Exhibits And Financial Statement Schedules

        The following documents are filed as part of this Form 10-K:

    1.
    All financial statements. See Index to Consolidated Financial Statements on page 44 of this Form 10-K.

    2.
    Financial Statement Schedules. None required. See page 44 of this Form 10-K.

    3.
    Exhibits. See Index to Exhibits.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February, 2009.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of February, 2009.

/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney Chairman of the Board, President and Chief Executive Officer	/s/ PATRICK J. O'LEARY Patrick J. O'Leary Executive Vice President, Treasurer and Chief Financial Officer
/s/ ALBERT A. KOCH Albert A. Koch Director	/s/ KERMIT CAMPBELL Kermit Campbell Director
/s/ MICHAEL J. MANCUSO Michael J. Mancuso Director	/s/ J. MICHAEL FITZPATRICK J. Michael Fitzpatrick Director
/s/ EMERSON U. FULLWOOD Emerson U. Fullwood Director	/s/ MICHAEL A. REILLY Michael A. Reilly Vice President, Corporate Controller and Chief Accounting Officer

 INDEX TO EXHIBITS

Item No.		Description
3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
3.3	—	By-Laws as amended and restated effective November 17, 2008, incorporated herein by reference from our Current Report on Form 8-K filed on November 19, 2008 (file no. 1-6948).
4.1	—	Form of Senior Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.2	—	Form of Subordinated Indenture, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.3	—	Form of Debt Security, incorporated herein by reference from our Form S-3 Registration Statement (No. 333-68652) filed on August 29, 2001.
4.4	—
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
Registration Rights Agreement, dated as of December 13, 2007, among SPX Corporation, the Guarantors, and Banc of America Securities LLC and J.P. Morgan Securities, Inc., as representatives of the initial purchasers, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2007 (file no. 1-6948).
4.11	—	Copies of the instruments with respect to our other long-term debt are available to the Securities and Exchange Commission upon request.
*10.1	—
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
*10.3	—	Form of Loan Note (Primary Residence) for certain executive officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).
*10.4	—
Amended and Restated Deferred Compensation Plan of United Dominion Industries, Inc., effective as of May 24, 2001, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).

Item No.		Description
*10.5	—	SPX Corporation 2002 Stock Compensation Plan, as amended and restated, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
*10.6	—
Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file no. 1-6948).
*10.7	—
Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 6, 2005 (file no. 1-6948).
*10.8	—
Supplemental Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 1, 2005 (file no. 1-6948).
*10.9	—	SPX Corporation 2005 Executive Bonus Plan, incorporated herein by reference from our Current Report on Form 8-K filed on June 28, 2005 (file no. 1-6948).
*10.10	—	SPX Corporation Executive Long-Term Disability Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2005 (file no. 1-6948).
*10.11	—	SPX 2006 Executive Bonus Plan, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).
*10.12	—
Amendment to Restricted Stock Agreement Regarding Performance Measurement Periods, dated as of February 24, 2006, between the Company and each of Christopher Kearney, Patrick O'Leary, Robert Foreman, Thomas Riordan, Kevin Lilly, Don Canterna and David Kowalski, incorporated herein by reference from our Current Report on Form 8-K filed on February 24, 2006 (file no. 1-6948).
*10.13	—	Amendment to SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (file no. 1-6948).
*10.14	—
Form of Restricted Stock Unit Agreements Under the 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (file no. 1-6948).
*10.15	—
Employment Agreement between SPX Corporation and James Peters, executed on February 22, 2007, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2006 (file no. 1-6948).
*10.16	—
Change-of-Control Severance Agreement between SPX Corporation and James Peters, executed on January 22, 2007, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2006 (file no. 1-6948).
*10.17	—
Form SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).
*10.18	—
2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.19	—	Executive Annual Incentive Plan, incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.20	—
2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 13, 2006 (file no. 1-6948).
*10.21	—
Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2006 (file no. 1-6948).
*10.22	—
Amendment to the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (file no. 1-6948).

Item No.		Description
10.23	—	Credit Agreement, dated as of September 21, 2007, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, The Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Current Report on Form 8-K filed on September 27, 2007 (file no. 1-6948).
*10.24	—	Form of Restricted Stock Agreement under the 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2007 (file no. 1-6948).
*10.25	—
Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2007 (file no. 1-6948).
*10.26	—	SPX Corporation 2008 Executive Bonus Plan, incorporated herein by reference from our Quarterly Report on Form 10-Q filed on May 7, 2008 (file no. 1-6948).
*10.27	—
SPX Corporation Supplemental Retirement Savings Plan, as Amended and Restated May 31, 2008, incorporated herein by reference from our Quarterly Report on Form 10-Q filed on August 1, 2008 (file no. 1-6948).
*10.28	—
Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 18, 2008 (file no. 1-6948).
*10.29	—	SPX Corporation Supplemental Individual Account Retirement Plan, as amended and restated October 21, 2008.
*10.30	—	SPX Corporation 1997 Non-Employee Director's Compensation Plan, as amended and restated December 17, 2008.
*10.31	—	SPX Corporation 2005 Non-Employee Directors' Compensation Plan, as amended and restated December 17, 2008.
*10.32	—	Amended and restated Employment Agreement between SPX Corporation and Christopher J. Kearney.
*10.33	—	Amended and restated Employment Agreement between SPX Corporation and Patrick J. O'Leary.
*10.34	—	Amended and restated Employment Agreement between SPX Corporation and Robert B. Foreman.
*10.35	—	Amended and restated Employment Agreement between SPX Corporation and Don L. Canterna.
*10.36	—	Amended and restated Employment Agreement between SPX Corporation and David A. Kowalski.
*10.37	—	Amended and restated Employment Agreement between SPX Corporation and Kevin Lilly.
*10.38	—	Amended and restated Employment Agreement between SPX Corporation and Lee S. Powell.
*10.39	—	Amended and restated Executive Change of Control Agreement between SPX Corporation and Christopher J. Kearney.
*10.40	—	Amended and restated Executive Change of Control Agreement between SPX Corporation and Patrick J. O'Leary.
*10.41	—	Amended and restated Executive Change of Control Agreement between SPX Corporation and Robert B. Foreman.
*10.42	—	Amended and restated Executive Change of Control Agreement between SPX Corporation and Don L. Canterna.
*10.43	—	Amended and restated Executive Change of Control Agreement between SPX Corporation and David A. Kowalski.
*10.44	—	Amended and restated Executive Change of Control Agreement between SPX Corporation and Kevin Lilly.
*10.45	—	Amended and restated Executive Change of Control Agreement between SPX Corporation and Lee S. Powell.
*10.46	—	SPX Corporation Supplemental Retirement Plan for Top Management, as Amended and Restated October 21, 2008.

Item No.		Description
11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations on page 46 of this Form 10-K.
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
23.2	—	Consent of Independent Registered Public Accounting Firm — KPMG LLP
24.1	—	Power of Attorney (included on signature page).
31.1	—	Rule 13a-14(a) Certifications.
32.1	—	Section 1350 Certifications.
99.1	—	Report of Independent Registered Public Accounting Firm — KPMG LLP

*
Denotes management contract or compensatory plan or arrangement.

QuickLinks

P A R T I
ITEM 1. Business
Business
Segments
Acquisitions
Divestitures
Joint Venture
International Operations
Research and Development
Patents/Trademarks
Outsourcing and Raw Materials
Competition
Environmental Matters
Employment
Executive Officers
Other Matters
ITEM 1A. Risk Factors
ITEM 1B. Unresolved Staff Comments
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission Of Matters To A Vote Of Security Holders
ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
Company Performance
ITEM 6. Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Discontinued Operations
Segment Results of Operations
Outlook
Liquidity and Financial Condition
Critical Accounting Policies and Use of Estimates
New Accounting Pronouncements
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
ITEM 8. Financial Statements And Supplementary Data
Report of Independent Registered Public Accounting Firm
SPX Corporation and Subsidiaries Consolidated Statements of Operations ($ and shares in millions, except per share amounts)
SPX Corporation and Subsidiaries Consolidated Balance Sheets ($ in millions)
SPX Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity and Comprehensive Income ($ in millions, except per share amounts)
SPX Corporation and Subsidiaries Consolidated Statements of Cash Flows ($ in millions)
ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 9A. Controls And Procedures
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