Form 10-Q
period 2009-03-28
SPX CORP
filed 2009-04-29
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Common shares outstanding April 27, 2009 49,002,466

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 28,	March 29,
	2009	2008
Revenues	$1,162.0	$1,349.9
Costs and expenses:
Cost of products sold	829.9	946.1
Selling, general and administrative	242.5	290.3
Intangible amortization	5.2	6.7
Special charges, net	11.9	0.7
Operating income	72.5	106.1

Other income (expense), net	(12.3)	5.6
Interest expense	(23.0)	(31.1)
Interest income	2.1	2.3
Equity earnings in joint ventures	10.8	11.6
Income from continuing operations before income taxes	50.1	94.5

Income tax provision	(12.1)	(30.1)
Income from continuing operations	38.0	64.4

Income (loss) from discontinued operations, net of tax	(1.6)	3.4
Loss on disposition of discontinued operations, net of tax	(12.1)	(3.2)
Income (loss) from discontinued operations, net of tax	(13.7)	0.2

Net income	24.3	64.6

Less : Net income (loss) attributable to noncontrolling interests	(0.1)	3.2
Net income attributable to SPX Corporation common shareholders	$24.4	$61.4

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$38.4	$62.4
Loss from discontinued operations, net of tax	(14.0)	(1.0)
Net income	$24.4	$61.4

Basic income per share of common stock
Income from continuing operations attributable to SPX Corporation common shareholders	$0.77	$1.17
Loss from discontinued operations attributable to SPX Corporation common shareholders	(0.28)	(0.02)
Net income per share attributable to SPX Corporation common shareholders	$0.49	$1.15

Weighted-average number of common shares outstanding — basic	49.952	53.158

Diluted income per share of common stock
Income from continuing operations attributable to SPX Corporation common shareholders	$0.76	$1.15
Loss from discontinued operations attributable to SPX Corporation common shareholders	(0.28)	(0.02)
Net income per share attributable to SPX Corporation common shareholders	$0.48	$1.13

Weighted-average number of common shares outstanding — diluted	50.278	54.144

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 28, 2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$430.9	$475.9
Accounts receivable, net	1,221.8	1,306.9
Inventories, net	649.1	667.0
Other current assets	130.7	180.6
Deferred income taxes	80.1	101.5
Assets of discontinued operations	53.2	96.8
Total current assets	2,565.8	2,828.7
Property, plant and equipment:
Land	35.9	36.3
Buildings and leasehold improvements	224.0	223.7
Machinery and equipment	677.2	678.3
	937.1	938.3
Accumulated depreciation	(442.3)	(437.7)
Property, plant and equipment, net	494.8	500.6
Goodwill	1,757.2	1,779.7
Intangibles, net	631.7	646.8
Other assets	384.5	382.3

TOTAL ASSETS	$5,834.0	$6,138.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$545.3	$634.0
Accrued expenses	995.4	1,156.2
Income taxes payable	41.9	24.6
Short-term debt	135.3	112.9
Current maturities of long-term debt	76.4	76.4
Liabilities of discontinued operations	10.7	20.2
Total current liabilities	1,805.0	2,024.3

Long-term debt	1,270.5	1,155.4
Deferred and other income taxes	87.5	124.7
Other long-term liabilities	787.7	788.9
Total long-term liabilities	2,145.7	2,069.0

Equity:
SPX Corporation shareholders’ equity:
Common stock (96,901,931 and 48,974,632 issued and outstanding at March 28, 2009, respectively, and 96,523,058 and 51,128,448 issued and outstanding at December 31, 2008, respectively)	975.2	972.3
Paid-in capital	1,392.7	1,393.9
Retained earnings	2,252.7	2,240.5
Accumulated other comprehensive loss	(243.6)	(179.9)
Common stock in treasury (47,927,299 and 45,394,610 shares at March 28, 2009 and December 31, 2008, respectively)	(2,523.7)	(2,416.0)
Total SPX Corporation shareholders’ equity	1,853.3	2,010.8
Noncontrolling interests	30.0	34.0
Total equity	1,883.3	2,044.8
TOTAL LIABILITIES AND EQUITY	$5,834.0	$6,138.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 28,	March 29,
	2009	2008
Cash flows from (used in) operating activities:
Net income	$24.3	$64.6
Less: Income (loss) from discontinued operations, net of tax	(13.7)	0.2
Income from continuing operations	38.0	64.4
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	11.9	0.7
Deferred and other income taxes	—	(16.8)
Depreciation and amortization	25.1	26.6
Pension and other employee benefits	13.9	15.1
Stock-based compensation	9.2	16.0
Other, net	18.9	2.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other assets	40.6	(88.1)
Inventories	11.4	(39.6)
Accounts payable, accrued expenses, and other	(186.5)	22.5
Cash spending on restructuring actions	(17.8)	(2.6)
Net cash from (used in) continuing operations	(35.3)	1.0
Net cash used in discontinued operations	(3.9)	(6.7)
Net cash used in operating activities	(39.2)	(5.7)
Cash flows from (used in) investing activities:
Decrease in restricted cash	7.8	—
Business acquisitions and investments, net of cash acquired	—	(0.4)
Capital expenditures	(15.3)	(19.9)
Net cash used in continuing operations	(7.5)	(20.3)
Net cash from (used in) discontinued operations (includes net cash proceeds from dispositions of $18.8 for the three months ended March 28, 2009)	18.6	(1.6)
Net cash from (used in) investing activities	11.1	(21.9)
Cash flows from (used in) financing activities:
Borrowings under revolving loan facilities	297.0	436.0
Repayments under revolving loan facilities	(182.0)	(316.0)
Borrowings under trade receivables agreement	75.0	70.0
Repayments under trade receivables agreement	(42.0)	(116.0)
Net repayments under other financing arrangements	(11.1)	(20.3)
Purchases of common stock	(113.2)	—
Minimum tax withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(5.6)	(0.5)
Purchase of noncontrolling interests in subsidiary	(3.2)	—
Dividends paid	(13.1)	(13.2)
Net cash from continuing operations	1.8	40.0
Net cash from (used in) discontinued operations	0.2	(0.2)
Net cash from financing activities	2.0	39.8
Change in cash and equivalents due to changes in foreign currency exchange rates	(18.9)	18.5
Net change in cash and equivalents	(45.0)	30.7
Consolidated cash and equivalents, beginning of period	475.9	354.1
Consolidated cash and equivalents, end of period	$430.9	$384.8

Cash and equivalents of continuing operations	$430.9	$384.8

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

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. Our only significant investment reported under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture, which we account for on a three-month lag. EGS’s revenues and our equity earnings from our investment in EGS totaled $133.9 and $10.5 and $139.3 and $11.2 for the three months ended March 28, 2009 and March 29, 2008, respectively.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2008 Annual Report on Form 10-K. Interim results are not necessarily indicative of expected results for a full year. We have reclassified certain prior year amounts to conform to the current year presentation, including the results of discontinued operations, the impact of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” and the impact of the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. EITF 03-6-1. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 for information on discontinued operations).

During the second quarter of 2008, we began classifying payments associated with employee income tax withholding obligations on vested restricted stock unit and restricted stock awards as financing cash flows (previously classified as operating cash flows), as we believe such presentation is more reflective of the substance of the underlying transactions. As such, for the three months ended March 29, 2008, we have reclassified $23.4 of employee income tax withholding obligations on vested restricted stock unit and restricted stock awards as financing cash flows in order to conform to current year presentation. This amount, along with the $6.4 for the three months ended March 28, 2009, has been included in “Minimum tax withholding paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other” in the accompanying condensed consolidated statements of cash flows.

It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter. The interim closing dates for the first, second and third quarters of 2009 are March 28, June 27 and September 26, compared to March 29, June 28 and September 27 for 2008, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period. We had two fewer days in the first quarter of 2009 and will have one additional day in the fourth quarter of 2009 when compared to the respective 2008 periods.

(2)                                 NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted

SFAS No. 141(R) on January 1, 2009 and we expect this statement will have an impact on our consolidated financial statements for acquisitions consummated after January 1, 2009, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions we consummate. In addition, during the first quarter of 2009, there were no settlements of acquisition related liabilities for unrecognized tax benefits or reductions of acquisition-related valuation allowances.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009. Upon adoption, we reclassified noncontrolling interests to a separate component of total equity within our condensed consolidated balance sheets.

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-01, “Accounting for Collaborative Arrangements.” EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are (1) active participants to the arrangements and (2) exposed to significant risks and rewards that depend on the commercial success of the endeavor. EITF 07-01 requires that costs incurred and revenues generated from transactions with third parties be reported by the collaborators on the appropriate line item in their respective income statements. EITF 07-01 also states that the income statement characterization of payments between the participants to a collaborative arrangement should be based on other authoritative literature if the payments are within the scope of such literature. EITF 07-01 requires collaborators to disclose, in the footnotes to financial statements in the initial period of adoption and annually thereafter, (1) the income statement classification and amounts attributable to transactions arising from collaborative arrangements between participants for each period for which an income statement is presented and (2) information regarding the nature and purpose of the collaborative arrangement, the collaborators’ rights and obligations under the arrangement, and any accounting policies for the collaborative arrangement. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We adopted EITF 07-01 on January 1, 2009 with no material impact on our consolidated financial statements. See Note 13 for additional details on our consortium arrangements.

In February 2008, the FASB issued FSP No. FAS 157-2 to defer SFAS No. 157’s effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted FSP No. FAS 157-2 on January 1, 2009, with no material impact on our consolidated financial statements. See Note 15 for additional details on our fair value disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We adopted SFAS No. 161 on January 1, 2009 with no material impact on our consolidated financial statements. See Note 11 for additional details on our derivative financial instruments.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We adopted  FSP No. FAS 142-3  on January 1, 2009 with no impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and should be included in basic and diluted earnings per share calculations. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We adopted FSP No. EITF 03-6-1 on January 1, 2009. For the three months ended March 29, 2008, we had 0.580 outstanding restricted stock awards that contain rights to nonforfeitable dividends. The effect of including these awards increased the basic and dilutive shares for the three months ended March 29, 2008 by 0.580 and 0.288 shares, respectively.

In November 2008, the EITF reached a consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-06 states that 1) the determination of the initial carrying value of an equity method investment should apply the cost accumulation model described in SFAS No. 141(R); 2) the other-than-temporary impairment model of Opinion 18 should be used when testing equity method investments for impairments; 3) share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment; and 4) when the investment is no longer within the scope of equity method accounting, the investor should prospectively apply the provisions of SFAS 115 and use the carrying amount of the investment as its initial cost. EITF 08-06 is effective for transactions occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted EITF 08-06 on January 1, 2009 with no impact on our consolidated financial statements.

In December 2008, the FASB Issued FSP No. FAS 132(R)-1,“Employers’ Disclosures about Postretirement Benefit Plan Assets.”  The FSP amends SFAS No. 132(R) by providing guidance regarding employers’ disclosures about assets of a defined benefit pension or other postretirement plan.  The objective of the amended disclosures is to provide users of financial statements with an understanding of 1) how investment allocation decisions are made; 2) major categories of plan assets; 3) inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentration risks within plan assets.  FSP No. FAS 132(R)-1 is effective for annual disclosure requirements for fiscal years ending after December 15, 2009. We will adopt the new disclosure provisions of FSP No. FAS 132(R)-1 for the 2009 annual reporting period.

In April 2009, the FASB Issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This amendment clarifies requirements for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP reiterates an asset acquired or a liability assumed in a business combination that arises from a contingency shall be recognized at fair value at the acquisition date during the measurement period.  However, in the event the fair value can not be determined during the measurement period, the SFAS No. 5 criteria shall be applied.  Contingent consideration arrangements of an acquiree assumed by the acquirer shall be recognized initially at fair value, and the acquirer shall develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  In addition, the FSP states disclosed information shall enable users of its financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted FSP No. FAS 141(R)-1 on January 1, 2009 and we expect this FSP will have an impact on our consolidated financial statements for acquisitions consummated after January 1, 2009, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions we consummate.

(3)                                 ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

During September 2008, in the Test and Measurement segment, we completed the acquisition of Autoboss Tech Inc., a China-based manufacturer of diagnostic tools and equipment serving China’s vehicle maintenance and repair market, for a purchase price of $9.7. The acquired business had revenues of approximately $7.9 in the 12 months prior to its acquisition.

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

Business	Quarter Discontinued	Actual Closing Date of Sale
Dezurik	Q3 2008	Q1 2009
Scales and Counting Systems business (“Scales”)	Q3 2008	Q4 2008
Vibration Testing and Data Acquisition Equipment business (“LDS”)	Q1 2008	Q4 2008
Air Filtration	Q3 2007	Q3 2008

Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.0. During the fourth quarter of 2008, we recorded a net charge of $6.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

Scales — Sold for cash consideration of $16.8, resulting in a loss, net of taxes, of $1.2 and $3.5 during the third and fourth quarters of 2008, respectively.

LDS — Sold for cash consideration of $82.5, resulting in a gain, net of taxes, of $17.1 during the fourth quarter of 2008. During the first quarter of 2009, we recorded a net charge of $2.6 in connection with an adjustment to certain liabilities that we retained.

Air Filtration — Sold for cash consideration of $38.5, resulting in an aggregate loss, net of taxes, of $0.8 during 2008, including a net charge during the first quarter of 2008 of $3.1 to “Gain (loss) on disposition of discontinued operations, net of tax” to adjust the deferred tax assets of the Air Filtration business to their estimated realizable value. During 2007, we recorded a net charge of $11.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

During the fourth quarter of 2008, we committed to a plan to divest a business within our Industrial Products and Services segment. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.  As a result of this planned divestiture, we recorded a net charge of $23.0 during the fourth quarter of 2008 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the related net assets to be sold to their estimated net realizable value. During the first quarter of 2009, we recorded an additional net charge of $8.5 based on recent indications of interest for the business. We are actively pursuing the sale of the business and anticipate that the sale will be completed during 2009.

In addition to the businesses discussed above, we recognized net losses of $0.1 during the first three months of 2008, resulting from adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2008 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2006 through 2008.

The final sales price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or if we cannot come to agreement, an arbitration process. Final agreement of the working capital figures for certain of these transactions has yet to occur.  In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the sales price and resulting gains (losses) on these, and other previous divestitures, may be materially adjusted in subsequent periods.

For the first three months of 2009 and 2008, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended
	March 28,	March 29,
	2009	2008
Income (loss) from discontinued operations	$(21.2)	$3.2
Income tax (provision) benefit	7.5	(3.0)
Income (loss) from discontinued operations, net	$(13.7)	$0.2

For the first three months of 2009 and 2008, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended
	March 28,	March 29,
	2009	2008
Revenues	$19.8	$88.1
Pre-tax income (loss)	(2.5)	3.3

The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are shown below:

	March 28, 2009	December 31, 2008
Assets:
Accounts receivable, net	$10.7	$18.7
Inventories, net	8.3	27.9
Other current assets	3.9	4.2
Property, plant and equipment, net	21.9	24.4
Goodwill and intangibles, net	7.6	20.5
Other assets	0.8	1.1
Assets of discontinued operations	$53.2	$96.8

Liabilities:
Accounts payable	$4.8	$12.3
Accrued expenses	4.1	5.3
Short-term debt	—	0.4
Deferred and other income taxes	1.6	2.0
Long-term debt and other	0.2	0.2
Liabilities of discontinued operations	$10.7	$20.2

(4)                                 BUSINESS SEGMENT INFORMATION

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services, with operations in over 40 countries. We offer a diverse collection of products, which include, among other things, valves, fluid handling equipment, metering and mixing solutions, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, automotive service, telecommunications and transportation.

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

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia-Pacific center in Shanghai, China.

Financial data for our business segments, including the results of businesses acquired from the respective dates of acquisition, were as follows:

	Three months ended
	March 28,	March 29,
	2009	2008
Revenues (1):
Flow Technology	$394.0	$492.1
Test and Measurement	196.0	270.0
Thermal Equipment and Services	342.2	346.8
Industrial Products and Services	229.8	241.0
Total revenues	$1,162.0	$1,349.9

Segment income:
Flow Technology	$50.1	$46.7
Test and Measurement	5.8	23.9
Thermal Equipment and Services	21.4	36.4
Industrial Products and Services	48.5	53.4
Total segment income	125.8	160.4

Corporate expense	(23.3)	(30.2)
Pension and postretirement expense	(8.9)	(7.4)
Stock-based compensation expense	(9.2)	(16.0)
Special charges, net	(11.9)	(0.7)

Consolidated operating income	$72.5	$106.1

(1)                                  Under the percentage of completion method, we recognized revenues of $303.8 and $332.4 in the first quarter of 2009 and 2008, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $258.7 and $195.7 as of March 28, 2009 and December 31, 2008, respectively, and were classified as a component of “Accounts receivable, net” in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $315.2 and $339.4 as of March 28, 2009 and December 31, 2008, respectively. The March 28, 2009 balance includes $301.0 reported as a component of “Accrued expenses” and $14.2 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet. The December 31, 2008 balance includes $325.2 reported as a component of “Accrued expenses” and $14.2 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)                                 SPECIAL CHARGES

Special charges, net, for the three months ended March 28, 2009 and March 29, 2008 are summarized and described in more detail below:

	Three months ended
	March 28,	March 29,
	2009	2008
Flow Technology	$2.4	$0.1
Test and Measurement	7.8	0.2
Thermal Equipment and Services	1.0	0.4
Industrial Products and Services	0.4	—
Corporate	0.3	—
Total	$11.9	$0.7

Flow Technology Segment — Charges for the three months ended March 28, 2009 related primarily to exit costs at various international locations.  The charges for the three months ended March 29, 2008 related to costs associated with the completion of previously announced consolidation initiatives.

Test and Measurement Segment — Charges for the three months ended March 28, 2009 related primarily to costs associated with headcount reductions and closure activities for a number of domestic facilities.  The charges for the three months ended March 29, 2008 related to costs associated with previously announced consolidation initiatives.

Thermal Equipment and Services Segment — Charges for the three months ended March 28, 2009 related primarily to costs associated with headcount reductions at facilities in Michigan City, IN, Eden, NC, and Guangzhou, China. Charges for the three months ended March 29, 2008 related primarily to costs associated with the shut down of a facility in Houston, TX.

Industrial Products and Services Segment — Charges for the three months ended March 28, 2009 related primarily to costs associated with headcount reductions at a facility in Rockford, IL.

Corporate — Charges for the three months ended March 28, 2009 related primarily to our legal entity reduction initiative.

The following is an analysis of our restructuring and integration liabilities for the three months ended March 28, 2009 and March 29, 2008:

	Three months ended
	March 28,	March 29,
	2009	2008
Beginning balance	$31.5	$12.6
Special charges (1)	11.9	0.5
Adjustments related to acquisition accounting	2.1	0.3
Utilization — cash	(17.8)	(2.6)
Currency translation adjustment and other	(1.5)	1.7
Ending balance (2)	$26.2	$12.5

(1)           The three months ended March 29, 2008 excluded $0.2 of non-cash special charges relating to asset impairments that had an impact on special charges but not the related liabilities.

(2)           The balance at March 28, 2009 was composed of $16.8 relating to acquisition integration plans and $9.4 for various restructuring plans.

(6)           INVENTORIES

Inventories consisted of the following amounts:

	March 28, 2009	December 31, 2008
Finished goods	$235.3	$229.3
Work in process	150.9	165.2
Raw material and purchased parts	304.3	312.7
Total FIFO cost	690.5	707.2
Excess of FIFO cost over LIFO inventory value	(41.4)	(40.2)
Total inventories	$649.1	$667.0

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Approximately 38% and 36% of the total inventory at March 28, 2009 and December 31, 2008, respectively, were domestic inventories valued using the last-in, first-out (“LIFO”) method. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $2.5 and $4.1 at March 28, 2009 and December 31, 2008, respectively.

(7)           GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	December 31, 2008	Goodwill resulting from business combinations	Foreign Currency Translation and other (1)	March 28, 2009
Flow Technology	$664.6	$—	$(9.6)	$655.0
Test and Measurement	364.6	—	(3.0)	361.6
Thermal Equipment and Services	481.6	—	(9.9)	471.7
Industrial Products and Services	268.9	—	—	268.9
Total	$1,779.7	$—	$(22.5)	$1,757.2

(1)           Represents adjustments related to recent acquisitions and changes from foreign currency translation of $4.3 and $(26.8), respectively.

Other Intangibles

Identifiable intangible assets comprised the following:

	March 28, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$27.9	$(22.0)	$5.9	$28.4	$(21.3)	$7.1
Technology	71.0	(12.1)	58.9	73.4	(11.3)	62.1
Customer relationships	206.0	(34.1)	171.9	211.3	(31.9)	179.4
Other	24.3	(8.4)	15.9	25.1	(8.9)	16.2
	329.2	(76.6)	252.6	338.2	(73.4)	264.8
Trademarks with indefinite lives	379.1	—	379.1	382.0	—	382.0
Total	$708.3	$(76.6)	$631.7	$720.2	$(73.4)	$646.8

Estimated annual amortization expense related to these intangible assets is $18.2 in 2009, $18.1 in 2010, $17.0 in 2011, $16.2 in 2012 and $16.0 in 2013.

At March 28, 2009, the net carrying value of intangible assets with determinable lives consisted of $146.6 in the Flow Technology segment, $76.3 in the Test and Measurement segment, and $25.5 in the Thermal Equipment and Services segment. Trademarks with indefinite lives were associated with $197.1 in the Flow Technology segment, $52.6 in the Test and Measurement segment, $114.4 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

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

As of March 28, 2009, the estimated fair value of our Service Solutions reporting unit (our specialty diagnostic service tools business in our Test and Measurement segment) exceeded the carrying value of its net assets by less than 2%. Any unfavorable changes in assumptions used in determining fair value could result in the estimated fair value falling below the carrying value of the net assets. The aggregate goodwill and indefinite-lived intangible asset balance for Service Solutions was $379.7 at March 28, 2009.  We will continue to monitor impairment indicators across our reporting units, including Service Solutions.

During the fourth quarter of 2008, we recorded an impairment charge of $123.0 relating to goodwill and certain intangible assets of our Weil McLain subsidiary.  The amount of the charge was based on estimates at the time we filed our 2008 Annual Report on Form 10-K.  During the first quarter of 2009, we finalized our analysis resulting in no further adjustment to the impairment charge.

(8)           WARRANTY

The following is an analysis of our product warranty accrual for the first three months of 2009 and 2008:

	Three months ended
	March 28,	March 29,
	2009	2008
Balance at beginning of period	$58.8	$60.1
Acquisitions	0.7	9.4
Provisions	4.2	9.8
Usage	(8.0)	(6.5)
Balance at end of period	55.7	72.8
Less: Current portion of warranty	41.0	55.4
Non-current portion of warranty	$14.7	$17.4

(9)           EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended
	March 28,	March 29,
	2009	2008
Service cost	$1.9	$1.9
Interest cost	16.4	16.3
Expected return on plan assets	(18.6)	(19.5)
Amortization of unrecognized losses	5.3	5.3
Amortization of unrecognized prior service cost	0.1	(0.2)
Total net periodic benefit expense	5.1	3.8
Less: Net periodic benefit expense of discontinued operations	(0.2)	—
Net periodic benefit expense of continuing operations	$4.9	$3.8

Foreign Pension Plans

	Three months ended
	March 28,	March 29,
	2009	2008
Service cost	$0.5	$0.8
Interest cost	3.2	3.9
Expected return on plan assets	(3.1)	(4.5)
Amortization of unrecognized losses	0.5	0.3
Total net periodic benefit expense	1.1	0.5
Less: Net periodic benefit expense of discontinued operations	(0.1)	—
Net periodic benefit expense of continuing operations	$1.0	$0.5

Postretirement Plans

	Three months ended
	March 28,	March 29,
	2009	2008
Service cost	$0.1	$0.1
Interest cost	2.5	2.4
Amortization of unrecognized losses	0.7	0.9
Amortization of unrecognized prior service cost	(0.3)	(0.3)
Net periodic benefit expense	$3.0	$3.1

During the first three months of 2009, we made contributions of approximately $1.2 to our foreign and qualified domestic pension plans, of which $0.9 related to businesses classified as discontinued operations.  Our estimates of full-year 2009 required employer contributions to our employee benefit plans decreased $4.0 from those disclosed in the consolidated financial statements contained in our 2008 Annual Report on Form 10-K, primarily due to additional Internal Revenue Service (“IRS”) guidance related to the Pension Protection Act of 2006 (“PPA”) assumptions used in the valuation of the 2009 plan year.

(10)         INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the three months ended March 28, 2009:

	December 31, 2008	Borrowings	Repayments	Other (3)	March 28, 2009
Term loan	$675.0	$—	$—	$—	$675.0
Domestic revolving loan facility	65.0	297.0	(182.0)	—	180.0	(4)
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (1)	—	75.0	(42.0)	—	33.0
Other indebtedness (2)	55.2	—	(11.1)	0.6	44.7
Total debt	1,344.7	$372.0	$(235.1)	$0.6	1,482.2
Less: short-term debt	112.9				135.3
Less: current maturities of long-term debt	76.4				76.4
Total long-term debt	$1,155.4				$1,270.5

(1)           Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(2)           Includes aggregate balances under accounts payable programs and a purchase card program of $36.7 and $47.9 at March 28, 2009 and December 31, 2008, respectively.

(3)           “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

(4)           Based on our projected domestic cash flows over the next 12 months, we have included $65.0 of the balance in short-term debt and the remaining $115.0 in long-term debt.

Credit Facilities

We have senior credit facilities with a syndicate of lenders that provide for committed senior secured financing of $2,300.0, consisting of the following:

•      a term loan facility in an aggregate principal amount of $750.0 (balance of $675.0 at March 28, 2009) with a final maturity of September 2012;

•      a domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $400.0 with a final maturity of September 2012;

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

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 4.54% for the three months ended March 28, 2009, inclusive of the impact of interest rate protection agreements (“swaps”).

At March 28, 2009, we were in compliance with all covenant provisions of our senior credit facilities, and did not have any restrictions on our ability to repurchase shares or pay dividends.

Senior Notes

In December 2007, we issued, in a private placement, $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in 2014. We used the net proceeds from the offering for general corporate purposes including the financing of our acquisition of APV. The interest payment dates for these notes are June 15 and December 15 of each year. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2010, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 107.625%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the first quarter of 2009, these senior notes became freely tradable. At March 28, 2009, we were in compliance with all covenant provisions of the senior notes.

(11)         DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2009, we adopted the provision of SFAS No. 161, which requires enhanced disclosures regarding an entity’s derivative and hedging activities.  The adoption of SFAS No. 161 had no financial impact on our consolidated financial statements.

Interest Rate Swaps

We use swaps to manage the potential impact of increases in interest rates on our variable rate term loan. These swaps, which we designate and account for as cash flow hedges, have maturities through September 2012 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of March 28, 2009, the aggregate notional amount of the swaps was $525.0.  The unrealized loss, net of taxes, recorded in accumulated other comprehensive loss (“AOCI”) was $24.0 and $25.8 as of March 28, 2009 and December 31, 2008, respectively.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, South African Rand and Chinese Yuan.

From time to time, we enter into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Some of the contracts with underlying forecasted transactions contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. We had FX forward contracts with an aggregate notional amount of $188.5 outstanding as of March 28, 2009.

Commodity Contracts

From time to time, we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). We designate and account for these transactions as cash flow hedges. At March 28, 2009, the outstanding notional of commodity contracts was 3.3 pounds of copper. We reclassify the unrealized gains/losses associated with our commodity contracts to cost of products sold when the hedged transaction impacts earnings. The unrealized loss, net of taxes, recorded in AOCI was $3.2 and $5.8 as of March 28, 2009 and December 31, 2008, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months.

The following summarizes the fair value of our derivative financial instruments:

	March 28, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative contracts designated as hedging instruments under SFAS No. 133:
Swaps	Other long-term liabilities	$(39.0)	Other long-term liabilities	$(42.0)
Commodity contracts	Accrued expenses	(3.8)	Accrued expenses	(7.2)
		$(42.8)		$(49.2)

Derivative contracts not designated as hedging instruments under SFAS No. 133:
FX forward contracts	—	$—	Other current assets	$0.5
FX embedded derivatives	Other current assets	0.3	Other current assets	0.1
FX embedded derivatives	Other assets	0.7	Other assets	8.9
		$1.0		$9.5

FX forward contracts	Accrued expenses	$(0.9)	Accrued expenses	$(2.9)
FX embedded derivatives	Accrued expenses	(0.3)	—	—
		$(1.2)		$(2.9)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended March 28, 2009 and March 29, 2008:

	Amount of gain (loss) recognized in AOCI, pre- tax (1)		Location of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2009	2008	reclassified from AOCI	2009	2008
Swaps	$(1.3)	$(18.8)	Interest expense	$(4.3)	$—
Commodity contracts	1.2	2.8	Cost of products sold	(2.9)	(0.2)
	$(0.1)	$(16.0)		$(7.2)	$(0.2)

(1)           During the periods presented, there were no amounts recognized in income relating to derivative ineffectiveness or amounts excluded from effectiveness testing.

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended March 28, 2009 and March 29, 2008:

		Amount of gain (loss) recognized in income
	Location of gain (loss) recognized in income	2009	2008
FX forward contracts	Other income (expense), net	$1.2	$(1.5)
FX embedded derivatives	Other income (expense), net	(8.2)	0.6
		$(7.0)	$(0.9)

(12)                          EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	March 28,	March 29,
	2009	2008
Weighted-average shares outstanding used in basic income per share	49.952	53.158
Dilutive Securities—Employee stock options and restricted stock units	0.326	0.986
Weighted-average number of common and dilutive securities used for calculating diluted income per share	50.278	54.144

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.928 and 0.092 for the three months ended March 28, 2009 and March 29, 2008, respectively. For the three months ended March 28, 2009, 0.230 of unvested restricted stock units were excluded from the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.000 shares of our common stock may be granted to key employees and 5.254 of these shares were available for grant at March 28, 2009.  The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options and the vesting of restricted stock units or restricted stock.

During the three months ended March 28, 2009 and March 29, 2008, we classified excess tax benefits from stock-based compensation of $0.7 and $14.9, respectively, as financing cash flows and included such amounts in “Minimum tax withholding paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other” within our condensed consolidated statements of cash flows.

Restricted stock or restricted stock units may be granted to eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to plan terms and conditions, the restrictions lapse and awards vest over three years. Market (“company performance”) thresholds have been instituted for vesting of substantially all restricted stock and restricted stock unit awards. This vesting is based on SPX shareholder return versus the S&P 500 composite index. On each vesting date, we compare the SPX shareholder return to the performance of the S&P 500 composite index for the prior year and for the cumulative period since the date of the grant.  If SPX outperforms the S&P 500 composite index for the prior year, the one-third portion of the grant associated with that year will vest.  If SPX outperforms the S&P composite index for the cumulative period, any unvested portion of the grant that was subject to vesting on or prior to the vesting date will vest. Restricted stock and restricted stock units that do not vest within the three-year vesting period are forfeited.

We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”).  Under the Directors’ Plan, up to 0.100 shares of our common stock may be granted to non-employee directors; 0.056 of these shares were available for grant at March 28, 2009. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds and other vesting provisions for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these company performance requirements is forfeited.

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

We use the Monte Carlo simulation model valuation technique to determine fair value as our restricted stock and restricted stock units contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determines the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 2, 2009 and January 2, 2008:

	Annual expected stock price volatility	Annual expected dividend yield	Risk free interest rate	Correlation between total shareholder return for SPX and S&P 500 Composite Index
January 2, 2009:
SPX Corporation	52.7%	2.31%	1.12%	0.7272
S&P 500 Composite Index	26.2%	n/a	1.12%
January 2, 2008:
SPX Corporation	26.5%	0.98%	2.85%	0.4913
S&P 500 Composite Index	12.4%	n/a	2.85%

Annual expected stock price volatility is based on the three-year historical volatility. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of the grant. The risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.  The fair value of the restricted stock and restricted stock units is amortized over the lesser of the requisite or derived service period of each award, which is up to three years.

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2008 through March 28, 2009:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2008	1.251	$58.01
Granted	0.654	33.14
Vested	(0.410)	41.10
Forfeited	(0.011)	53.01
Outstanding at March 28, 2009	1.484	51.72

As of March 28, 2009, there was $30.4 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.5 years.

The following table summarizes the stock option activity from December 31, 2008 through March 28, 2009:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2008	1.308	$64.89
Exercised	(0.004)	38.86
Forfeited	(0.015)	68.20
Outstanding and exercisable at March 28, 2009	1.289	64.92

The weighted-average remaining term, in years, of stock options outstanding and exercisable at March 28, 2009 was 1.9. The total number of in-the-money options exercisable on March 28, 2009 was 0.550. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pretax intrinsic value, based on our closing stock price on March 28, 2009, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at March 28, 2009 was $4.5.  The aggregate intrinsic value of options exercised during the first three months of 2008 was $5.3, while the related amount for the first three months of 2009 was less than $0.1.

Accumulated Other Comprehensive Loss

The components of the balance sheet caption “Accumulated other comprehensive loss” were as follows:

	March 28, 2009	December 31, 2008
Foreign currency translation adjustment	$132.2	$204.0
Pension liability adjustment, net of tax benefit of $209.3 and $211.5, respectively	(348.6)	(352.3)
Unrealized losses on qualifying cash flow hedges, net of tax benefit of $17.0 and $19.7, respectively	(27.2)	(31.6)
Accumulated other comprehensive loss	$(243.6)	$(179.9)

Common Stock in Treasury

During the three months ended March 28, 2009, we repurchased 2.625 shares of our common stock, associated with a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, for total cash consideration of $113.2.  We record common stock repurchases based on the settlement date.  In addition to the above repurchases, during the three months ended March 28, 2009, “Common Stock in Treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $8.0 and increased by $2.5 for common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

There were no common stock repurchases during the three months ended March 29, 2008.  However, during the three months ended March 29, 2008, “Common Stock in Treasury” was decreased by the settlement of vested restricted stock units issued from treasury stock of $3.6 and increased by $10.1 for common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

Dividends

The dividends declared during the first quarters of 2009 and 2008 were $0.25 per share and totaled $12.2 and $13.3, respectively.  First quarter dividends were paid on April 2, 2009 and April 1, 2008.

Changes in Equity

A summary of the changes in equity for the three months ended March 28, 2009 and March 29, 2008 is provided below:

	March 28, 2009			March 29, 2008
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$2,010.8	$34.0	$2,044.8	$2,006.0	$10.4	$2,016.4
Net income (loss)	24.4	(0.1)	24.3	61.4	3.2	64.6
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax provision (benefit) of $2.7 and $(6.1), respectively	4.4	—	4.4	(9.7)	—	(9.7)
Minimum pension liability adjustment, net of tax provision of $2.2 and $2.3, respectively	3.7	—	3.7	3.6	—	3.6
Foreign currency translation adjustments, including $1.3 of translation gains recognized upon sale of discontinued operations in the first quarter of 2009	(71.8)	—	(71.8)	110.1	—	110.1
Total comprehensive income (loss)	(39.3)	(0.1)	(39.4)	165.4	3.2	168.6
Dividends declared	(12.2)	—	(12.2)	(13.3)	—	(13.3)
Exercise of stock options and other incentive plan activity, including tax benefit of $0.6 and $14.9, respectively	6.2	—	6.2	28.9	—	28.9
Amortization of restricted stock and stock unit grants (includes $0.2 recorded to discontinued operations in the first quarter of 2008)	9.2	—	9.2	16.2	—	16.2
Restricted stock and restricted stock unit vesting, net of tax withholdings	(6.4)	—	(6.4)	(23.4)	—	(23.4)
Purchase of subsidiary shares from noncontrolling interests	(1.8)	(1.2)	(3.0)	—	—	—
Other changes in noncontrolling interests	—	(2.7)	(2.7)	—	0.8	0.8
Purchases of common stock	(113.2)	—	(113.2)	—	—	—
Equity, end of period	$1,853.3	$30.0	$1,883.3	$2,179.8	$14.4	$2,194.2

(13)                          CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers’ compensation, etc.), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims, of which we are currently unaware, or the claims, of which we are aware, may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $338.0 (including $262.0 for risk management matters) and $340.9 (including $260.7 for risk management matters) at March 28, 2009 and December 31, 2008, respectively. Of these amounts, $265.9 and $266.8 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at March 28, 2009 and December 31, 2008, respectively, with the remainder included in “Accrued expenses.”

Litigation Matters

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

We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental problem is identified, we estimate the cost and either establish a reserve, purchase insurance or obtain an indemnity from a financially sound seller. However, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We account for these assumed liabilities in accordance with SFAS No. 5 “Accounting for Contingencies” and Statement of Position 96-1 “Environmental Remediation Liabilities” and, therefore, record the liability when it is both probable and the amount can be reasonably estimated. Due to the uncertainties previously described, we are unable to reasonably estimate the amount of possible additional losses associated with the resolution of these matters beyond what has been previously recorded.

In our opinion, after considering accruals established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows.

Risk Management Matters

We are self-insured for certain of our product and general liability, workers’ compensation, disability and health costs, and automobile costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by management, based on claims filed and estimates of claims incurred but not yet reported, and are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. This insurance may be insufficient or unavailable to protect us against potential loss exposures.

Consortium Arrangements

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment.  Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed.  The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work.  Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members.  If responsibility cannot be determined, then each consortium member is responsible according to its share of the contract value.  Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements.  As of March 28, 2009, our share of the aggregate contract value on open consortium arrangements was $357.1 (of which approximately 41% has been recognized as revenue), whereas the aggregate contract value on open consortium arrangements was $910.9.  As of December 31, 2008, our share of the aggregate contract value on open consortium arrangements was $316.3 (of which approximately 42.0% had been recognized as revenue), whereas the aggregate contract value on open consortium arrangements was $738.6. At March 28, 2009 and December 31, 2008, we recorded a liability of $3.3 and $3.1, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with our consortium arrangements.

(14)                          INCOME TAXES

FIN 48

As of March 28, 2009, we had gross unrecognized tax benefits of $101.4 (net unrecognized tax benefits of $80.1), of which $66.6, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision.  As of March 28, 2009, gross accrued interest excluded from the amounts above totaled $21.8 (net accrued interest of $15.4). There were no significant penalties recorded during the three months ended March 28, 2009 or March 29, 2008.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $20.0 to $25.0.

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

The IRS currently is performing an audit of our 2006 and 2007 federal income tax returns. At this stage, the outcome of the audit is uncertain; however, we believe that any contingencies are adequately provided for.  We do not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months as we do not expect the examination will conclude within the next 12 months.

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

(15)                          FAIR VALUE

Effective January 1, 2009, we adopted SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted the provisions of SFAS No. 157 for measuring the fair value of our financial assets and liabilities during 2008. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (level 1), significant other observable inputs (level 2) or significant unobservable inputs (level 3).

Our financial derivative assets and liabilities include interest rate swaps, FX forward contracts, FX embedded derivatives and commodity contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

As of March 28, 2009, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties’ credit risks.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis include the following as of March 28, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives	$—	$0.3	$—
Noncurrent assets — FX embedded derivatives	—	0.7	—
Current liabilities — FX forward contracts, FX embedded derivatives and commodity contracts	—	5.0	—
Long-term liabilities — swaps	—	39.0	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX forward contracts and FX embedded derivatives	$—	$0.6	$—
Noncurrent assets — FX embedded derivatives	—	8.9	—
Current liabilities — FX forward contracts and commodity contracts	—	10.1	—
Long-term liabilities — swaps	—	42.0	—

In accordance with SFAS No. 144, we recorded a pre-tax impairment charge of $13.5 during the three months ended March 28, 2009 to “Gain (loss) on disposition of discontinued operations, “related to a discontinued operation (see Note 3) in order to reduce the carrying value of the related net assets to their net fair value. The fair value was based on recent indications of interest for the business, which are unobservable inputs (level 3).

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

During the three months ended March 28, 2009, our operating results were impacted negatively by the continued changes in the global economic environment.  Specifically, year-over-year revenues and operating income declined by 13.9% and 31.7%, respectively, while cash flows used in continuing operations totaled $35.3 during the three months ended March 28, 2009 (compared to cash flows from continuing operations of $1.0 during the three months ended March 29, 2008). We expect the current global economic situation to continue to present challenges to our operating results during the remainder of 2009, as indicated by the decline in our backlog since December 31, 2008.  However, we plan to continue to take steps to ensure that our cost structure remains in line with our anticipated revenues and we remain confident in our long-term strategy and growth opportunities.

Other significant items that impacted our first quarter 2009 operating results were as follows:

•                  Incurred special charges of $11.9 related primarily to consolidation of manufacturing, sales and administrative facilities, including the resulting reduction in workforce. We expect to incur special charges of approximately $75.0 in 2009, including headcount reductions approaching 1,900;

•                  Repurchased 2.625 shares of our common stock for total cash consideration of $113.2; and

•                  Completed the sale of the Dezurik product line within our Flow Technology segment for total consideration of $23.5, resulting in a net loss during the quarter of $1.0 that was recorded to “Gain (loss) on disposition of discontinued operations, net of tax.”  During the fourth quarter of 2008, we recorded a net charge of $6.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the related net assets to be sold to their estimated net realizable value.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2008 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter. The interim closing dates for the first, second and third quarters of 2009 are March 28, June 27 and September 26, respectively, and March 29, June 28 and September 27 for 2008, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period.  We had two fewer days in the first quarter of 2009 and will have one additional day in the fourth quarter of 2009 when compared to the respective 2008 periods.

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

The following table provides selected financial information for the three months ended March 28, 2009 and March 29, 2008, respectively, including the reconciliation of organic revenue decline to net revenue decline, as defined herein:

	March 28, 2009	March 29, 2008	% Change
Revenues	$1,162.0	$1,349.9	(13.9)
Gross profit	332.1	403.8	(17.8)
% of revenues	28.6%	29.9%
Selling, general and administrative expense	242.5	290.3	(16.5)
% of revenues	20.9%	21.5%
Intangible amortization	5.2	6.7	(22.4)
Special charges, net	11.9	0.7	*
Interest expense, net	(20.9)	(28.8)	(27.4)
Other income (expense), net	(12.3)	5.6	(319.6)
Equity earnings in joint ventures	10.8	11.6	(6.9)
Income from continuing operations before income taxes	50.1	94.5	(47.0)
Income tax provision	(12.1)	(30.1)	(59.8)
Income from continuing operations	38.0	64.4	(41.0)

Components of consolidated revenue growth (decline):
Organic decline			(7.5)
Foreign currency			(6.6)
Acquisitions, net			0.2
Net revenue decline			(13.9)

* Not meaningful for comparison purposes.

Revenues — For the three months ended March 28, 2009, the decrease in revenues compared to the respective 2008 period was the result of organic revenue declines within three of our segments and the strengthening of the U.S. dollar against most foreign currencies (e.g., the Euro and British Pound).  The decline in organic revenue was directly attributable to the substantial recent changes in the global economic environment, which have significantly impacted many of the end markets in which we participate, with the most significant impact to the automotive and general industrial end markets.

Gross Profit — The decrease in gross profit for the three months ended March 28, 2009 compared to the respective 2008 period was due primarily to the revenue performance described above.  Gross profit as a percentage of revenues for the three months ended March 28, 2009 as compared to the respective 2008 period was impacted negatively by:

•                  Unfavorable project mix at the cooling systems and products business within our Thermal Equipment and Services segment; and

•                  Lower absorption of fixed costs, due to the declines in revenue noted above, and unfavorable sales mix at the Service Solutions business within our Test and Measurement segment.

These declines in gross profit were offset partially by an increase in gross profit at APV, as APV’s gross profit for the first quarter of 2008 included an incremental charge of $7.5 for the excess fair value (over historical value) of inventory acquired in the APV transaction that was subsequently sold in the first quarter of 2008.

Selling, General and Administrative (“SG&A”) expenses — For the three months ended March 28, 2009, the decrease in SG&A expense was due primarily to:

•                  Cost reductions associated with integration efforts at APV and restructuring initiatives at a number of our businesses, including Service Solutions;

•                  A lower amount of incentive compensation expense during the first quarter of 2009 as a result of declines in profitability, which impacted both SG&A at our business units and corporate;

•                  A lower amount of stock compensation expense during the first quarter of 2009 attributable to a lower fair value for the 2009 stock compensation awards resulting from a decline in our share price; and

•                  The strengthening of the U.S. dollar against most foreign currencies.

Intangible Amortization — For the three months ended March 28, 2009, the decrease in intangible amortization was due to the strengthening of the U.S. dollar and certain intangible assets becoming fully amortized in 2008.

Special Charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2009 and 2008.

Other Income (Expense), net — Other expense, net, for the three months ended March 28, 2009 was composed primarily of the net decline in fair value of our foreign currency protection agreements (“FX forward contracts”) and currency forward embedded derivatives (“FX embedded derivatives”) of $7.0 (see Note 11 to our condensed consolidated financial statements) and foreign currency transaction losses of $5.1. Other income, net, for the three months ended March 29, 2008 was composed primarily of foreign currency transaction gains of $6.7.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income.  The decrease in interest expense, net, was the result of lower average debt balances and a lower average interest rate on the variable rate portion of our senior credit facilities.  The variable interest rate on our senior credit facilities has declined by approximately 300 basis points since the first quarter of 2008. Refer to the discussion of Liquidity and Financial Condition in our 2008 Annual Report on Form 10-K for details pertaining to our 2008 debt activity.

Equity Earnings in Joint Ventures — The decrease in equity earnings in joint ventures for the three months ended March 28, 2009 was attributable to a decline in operational performance at our EGS Electrical Group, LLC and Subsidiaries joint venture primarily due to the challenging global economic environment.

Income Tax Provision — For the three months ended March 28, 2009, we recorded an income tax provision of $12.1 on $50.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 24.2%.  The low effective tax rate for the three months ended March 28, 2009 is due primarily to the favorable settlement of certain tax matters, which totaled $3.5.  This compares to an income tax provision for the three months ended March 29, 2008 of $30.1 on $94.5 of pre-tax income from continuing operations, resulting in an effective tax rate of 31.9%.

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

Business	Quarter Discontinued	Actual Closing Date of Sale
Dezurik	Q3 2008	Q1 2009
Scales and Counting Systems business (“Scales”)	Q3 2008	Q4 2008
Vibration Testing and Data Acquisition Equipment business (“LDS”)	Q1 2008	Q4 2008
Air Filtration	Q3 2007	Q3 2008

Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.0. During the fourth quarter of 2008, we recorded a net charge of $6.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

Scales — Sold for cash consideration of $16.8, resulting in a loss, net of taxes, of $1.2 and $3.5 during the third and fourth quarters of 2008, respectively.

LDS — Sold for cash consideration of $82.5, resulting in a gain, net of taxes, of $17.1 during the fourth quarter of 2008. During the first quarter of 2009, we recorded a net charge of $2.6 in connection with an adjustment to certain liabilities that we retained.

Air Filtration — Sold for cash consideration of $38.5, resulting in an aggregate loss, net of taxes, of $0.8 during 2008, including a net charge during the first quarter of 2008 of $3.1 to “Gain (loss) on disposition of discontinued operations, net of tax” to adjust the deferred tax assets of the Air Filtration business to their estimated realizable value. During 2007, we recorded a net charge of $11.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

During the fourth quarter of 2008, we committed to a plan to divest a business within our Industrial Products and Services segment. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.  As a result of this planned divestiture, we recorded a net charge of $23.0 during the fourth quarter of 2008 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the related net assets to be sold to their estimated net realizable value. During the first quarter of 2009, we recorded an additional net charge of $8.5 based on recent indications of interest for the business. We are actively pursuing the sale of the business and anticipate that the sale will be completed during 2009.

In addition to the businesses discussed above, we recognized net losses of $0.1 for the first three months of 2008, resulting from adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2008 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2006 through 2008.

The final sales price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or if we cannot come to agreement, an arbitration process. Final agreement of the working capital figures for certain of these transactions has yet to occur.  In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the sales price and resulting gains (losses) on these, and other previous divestitures, may be materially adjusted in subsequent periods.

For the first three months of 2009 and 2008, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended
	March 28,	March 29,
	2009	2008
Income (loss) from discontinued operations	$(21.2)	$3.2
Income tax (provision) benefit	7.5	(3.0)
Income (loss) from discontinued operations, net	$(13.7)	$0.2

For the first three months of 2009 and 2008, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended
	March 28,	March 29,
	2009	2008
Revenues	$19.8	$88.1
Pre-tax income (loss)	(2.5)	3.3

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

Flow Technology

	Three months ended
	March 28,	March 29,
	2009	2008	% Change
Revenues	$394.0	$492.1	(19.9)
Segment income	50.1	46.7	7.3
% of revenues	12.7%	9.5%
Components of segment revenue decline:
Organic decline			(9.8)
Foreign currency			(10.1)
Acquisitions, net			—
Net segment revenue decline			(19.9)

Revenues— For the three months ended March 28, 2009, the decrease in revenues was due to the strengthening of the U.S. dollar and a decline in organic revenues.  Specifically, the challenging global economic environment has negatively impacted the general industrial, dehydration, and food and beverage end markets, served by the segment, resulting in the decline in organic revenue.

Segment Income— For the three months ended March 28, 2009, segment income and margin increased primarily as a result of cost reductions associated with integration efforts at APV.  In addition, segment income for the three months ended March 29, 2008 included a charge of $7.5, representing the excess fair value (over historical cost) of inventory acquired in the APV transaction that was subsequently sold during the first quarter of 2008.  These increases in segment income and margin were offset partially by the impact of the organic revenue declines noted above.

Test and Measurement

	Three months ended
	March 28,	March 29,
	2009	2008	% Change
Revenues	$196.0	$270.0	(27.4)
Segment income	5.8	23.9	(75.7)
% of revenues	3.0%	8.9%
Components of segment revenue growth (decline):
Organic decline			(21.3)
Foreign currency			(6.9)
Acquisitions, net			0.8
Net segment revenue decline			(27.4)

Revenues— For the three months ended March 28, 2009, the decrease in revenues was due to an organic revenue decline resulting from the challenging global economic environment and to the impact of the strengthening U.S. dollar.  The decline in organic revenue related primarily to the continued difficulties being experienced by global vehicle manufacturers and their dealer service networks.

Segment Income— For the three months ended March 28, 2009, segment income and margin decreased primarily as a result of a decline in organic revenues, lower absorption of fixed costs as a result of the revenue decline, and unfavorable sales mix.

Thermal Equipment and Services

	Three months ended
	March 28,	March 29,
	2009	2008	% Change
Revenues	$342.2	$346.8	(1.3)
Segment income	21.4	36.4	(41.2)
% of revenues	6.3%	10.5%
Components of segment revenue growth (decline):
Organic growth			4.2
Foreign currency			(5.5)
Acquisitions, net			—
Net segment revenue decline			(1.3)

Revenues— For the three months ended March 28, 2009, the decrease in revenues was due to the strengthening of the U.S. dollar, partially offset by organic revenue growth associated with increased sales of thermal equipment into the power generation market.

Segment Income—For the three months ended March 28, 2009, segment income and margin decreased over the respective prior year period as a result of unfavorable project mix at our cooling systems and products business.

Industrial Products and Services

	Three months ended
	March 28,	March 29,
	2009	2008	% Change
Revenues	$229.8	$241.0	(4.6)
Segment income	48.5	53.4	(9.2)
% of revenues	21.1%	22.2%
Components of segment revenue decline:
Organic decline			(3.5)
Foreign currency			(1.1)
Acquisitions, net			—
Net segment revenue decline			(4.6)

Revenues— For the three months ended March 28, 2009, the decrease in revenues was due primarily to a decline in organic revenues driven by lower demand for our hydraulic tools product line driven by the economic downturn.

Segment Income— For the three months ended March 28, 2009, the decrease in segment income and margin was due to the organic revenue decline described above.

Corporate and Other Expenses

	Three months ended
	March 28,	March 29,
	2009	2008	% Change
Total consolidated revenues	$1,162.0	$1,349.9	(13.9)
Corporate expense	23.3	30.2	(22.8)
% of revenues	2.0%	2.2%
Stock-based compensation expense	9.2	16.0	(42.5)
Pension and postretirement expense	8.9	7.4	20.3

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia-Pacific center in Shanghai, China. For the three months ended March 28, 2009, the decrease in corporate expense was due primarily to lower incentive compensation relating to a decline in profitability during the first quarter of 2009 (in comparison to the first quarter of 2008). In addition, the three months ended March 29, 2008 included higher professional fees relating to various income tax related projects and increased costs relating to a legacy legal matter.

Stock-based Compensation Expense — The decrease in stock-based compensation expense for the three months ended March 28, 2009 compared to the prior year period was due primarily to a decrease in the fair value of our 2009 restricted stock and restricted stock unit awards. The weighted-average fair value of our 2009 stock-based compensation awards, which is directly correlated to changes in our share price (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique), decreased approximately 56% compared to the weighted-average fair value of our 2008 awards.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense for the three months ended March 28, 2009 was due primarily to lower expected returns on plan assets driven by lower plan asset values.

OUTLOOK

The following table highlights our backlog as of March 28, 2009 and December 31, 2008, and expectations for the remainder of 2009 based on information available at the time of this report.

Segment	Comments
Flow Technology

We are currently expecting a high single-digit decline in organic revenue in 2009, following three years of double-digit, or near double-digit, growth. Sales into the oil and gas and power markets are expected to remain stable, while we expect declines within the food and beverage, general industrial, chemical and dehydration markets due to the economic slowdown. The segment had backlog of $660.0 and $645.6 as of March 28, 2009 and December 31, 2008, respectively.

Test and Measurement

We are projecting a significant decline in organic revenue in 2009 due to the difficulties being experienced by global vehicle manufacturers and their dealer service networks. Backlog for the segment is not material as the related businesses are primarily short-cycle in nature.

Thermal Equipment and Services

We are projecting modest organic revenue growth for the segment in 2009, as sales into the global power generation market remain stable and we continue to recognize revenue from our existing backlog. We had backlog of $1,930.8 and $2,083.6 as of March 28, 2009 and December 31, 2008, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. Portions of this backlog are very long-term in nature, with the related revenue expected to be recorded through 2015. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services

We expect a significant decline in organic revenue, as the deterioration in economic conditions has significantly impacted the capital spending behavior of certain of the segment’s customers, particularly with regard to power transformers, hydraulic tools and solar power products. Backlog for the segment totaled $467.5 and $549.6 as of March 28, 2009 and December 31, 2008, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended March 28, 2009 and March 29, 2008.

Cash Flow

	Three months ended
	March 28,	March 29,
	2009	2008
Continuing operations:
Cash flows from (used in) operating activities	$(35.3)	$1.0
Cash flows used in investing activities	(7.5)	(20.3)
Cash flows from financing activities	1.8	40.0
Cash flows from (used in) discontinued operations	14.9	(8.5)
Change in cash and equivalents due to changes in foreign currency exchange rates	(18.9)	18.5
Net change in cash and equivalents	$(45.0)	$30.7

Operating Activities—The decrease in cash flows from operating activities during the three months ended March 28, 2009 as compared to the same period in 2008 was due primarily to a decline in operating earnings and cash outflows associated with the integration efforts at APV.  These decreases were offset partially by an income tax refund of $23.2 that was received during the three months ended March 28, 2009.

Investing Activities—The decrease in cash used in investing activities during the three months ended March 28, 2009 as compared to the same period in 2008 was due primarily to a decrease in restricted cash during the first quarter of 2009 of $7.8 and a decline in capital expenditures ($15.3 in the three months ended March 28, 2009 compared to $19.9 in the three months ended March 29, 2008).

Financing Activities— The decrease in cash flows from financing activities during the three months ended March 28, 2009 as compared to the same period in 2008 was due primarily to repurchases of common stock of $113.2 during the three months ended March 28, 2009.  We did not repurchase any common stock during the first quarter of 2008. This decrease was offset partially by net borrowings on the trade receivable financing arrangement of $33.0 during the three months ended March 28, 2009, compared to net repayments of $46.0 during the three months ended March 29, 2008.

Discontinued Operations— The increase in cash flows from discontinued operations during the three months ended March 28, 2009 as compared to the same period in 2008 was due primarily to cash proceeds of $18.8 received in connection with the sale of the Dezurik product line during the three months ended March 28, 2009.

Borrowings and Availability

Borrowings —The following table summarizes our debt activity for the first three months of 2009. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31, 2008	Borrowings	Repayments	Other (3)	March 28, 2009
Term loan	$675.0	$—	$—	$—	$675.0
Domestic revolving loan facility	65.0	297.0	(182.0)	—	180.0	(4)
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (1)	—	75.0	(42.0)	—	33.0
Other indebtedness (2)	55.2	—	(11.1)	0.6	44.7
Total debt	1,344.7	$372.0	$(235.1)	$0.6	1,482.2
Less: short-term debt	112.9				135.3
Less: current maturities of long-term debt	76.4				76.4
Total long-term debt	$1,155.4				$1,270.5

(1)                                  Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(2)                                  Includes aggregate balances under accounts payable programs and a purchase card program of $36.7 and $47.9 at March 28, 2009 and December 31, 2008, respectively.

(3)                                  “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

(4)                                  Based on our projected domestic cash flows over the next 12 months, we have included $65.0 of the balance in short-term debt and the remaining $115.0 in long-term debt.

Certain of our businesses participate in accounts payable programs through agreements with certain lending institutions. As of March 28, 2009 and December 31, 2008, the participating businesses had $6.3 and $7.3, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of March 28, 2009 and December 31, 2008, the participating businesses had $30.4 and $40.6, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Availability — At March 28, 2009, we had $298.5 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facilities of $180.0 and to $121.5 reserved for outstanding letters of credit. In addition, at March 28, 2009, we had $287.0 of available issuance capacity under our foreign trade facility after giving effect to $663.0 reserved for outstanding letters of credit. See Note 10 to the condensed consolidated financial statements along with the consolidated financial statements contained in our 2008 Annual Report on Form 10-K for additional information on our senior credit facilities. We also have a trade receivables financing agreement, whereby we can borrow on a continuous basis up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. As of March 28, 2009, we had $37.2 available under the trade receivables financing agreement, after giving effect to borrowings of $33.0. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

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

Recent distress in the financial markets has had an adverse impact on financial market activities around the world including, among other things, extreme volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our business, are closely monitoring the impact on our customers and suppliers, and have determined that there has not been a significant impact on our liquidity during the first quarter of 2009 and do not currently expect a significant impact in the near or long-term. While the impact of continued market volatility cannot be predicted, we believe that cash and equivalents, which totaled $430.9 at March 28, 2009, cash flows from operations and our availability under our revolving credit facilities and existing trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

Fair Value of Derivative Financial Instruments

Effective January 1, 2009, we adopted SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted the provisions of SFAS No. 157 for measuring the fair value of our financial assets and liabilities during 2008. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (level 1), significant other observable inputs (level 2) or significant unobservable inputs (level 3).

Our financial derivative assets and liabilities include interest rate swaps, FX forward contracts, FX embedded derivatives and forward contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”) that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

As of March 28, 2009, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties’ credit risks.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis include the following as of March 28, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives	$—	$0.3	$—
Noncurrent assets — FX embedded derivatives	—	0.7	—
Current liabilities — FX forward contracts, FX embedded derivatives and commodity contracts	—	5.0	—
Long-term liabilities — swaps	—	39.0	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX forward contracts and FX embedded derivatives	$—	$0.6	$—
Noncurrent assets — FX embedded derivatives	—	8.9	—
Current liabilities — FX forward contracts and commodity contracts	—	10.1	—
Long-term liabilities — swaps	—	42.0	—

Interest Rate Swaps

We maintain interest rate protection agreements (“swaps”) to hedge the potential impact of increases in interest rates on our variable rate term loan. These swaps, which we designate and account for as cash flow hedges, have maturities through September 2012 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of March 28, 2009, the aggregate notional amount of the swaps was $525.0.  The unrealized loss, net of taxes, recorded in accumulated other comprehensive loss was $24.0 and $25.8 as of March 28, 2009 and December 31, 2008, respectively.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows. Our principal currency exposures relate to the Euro, British Pound, South African Rand and Chinese Yuan.

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Some of the contracts with underlying forecasted transactions contain FX embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. The net gain (loss) recorded in “Other income (expense)” from the change in the fair value of FX forward contracts and embedded derivatives totaled $(7.0) and $(0.9) for the three months ended March 28, 2009 and March 29, 2008, respectively.

We had FX forward contracts with an aggregate notional amount of $188.5 outstanding as of March 28, 2009. The fair values of our FX forward contracts and embedded derivatives were as follows:

	March 28, 2009			December 31, 2008
	Current Assets	Noncurrent Assets	Current Liabilities	Current Assets	Noncurrent Assets	Current Liabilities
Currency forward contracts	$—	$—	$0.9	$0.5	$—	$2.9
Embedded derivative contracts	0.3	0.7	0.3	0.1	8.9	—

Commodity Contracts

From time to time, we enter into commodity contracts. We designate and account for these transactions as cash flow hedges. As of March 28, 2009 and December 31, 2008, the unrealized loss, net of tax, recorded in accumulated other comprehensive loss was $3.2 and $5.8, respectively. We expect to reclassify the unrealized loss mentioned above to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair values of contracts that had not settled with the counterparty as of March 28, 2009 and December 31, 2008 were $3.8 and $7.2, respectively, recorded as a current liability. We did not recognize any gain or loss during the three months ended March 28, 2009 and March 29, 2008 related to the ineffectiveness of the hedges.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  Our total net liabilities for unrecognized tax benefits including interest were $95.7 as of March 28, 2009.  We believe that within the next 12 months it is reasonably possible that we could pay approximately $20.0 to $25.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” herein, “Risk Factors” herein and in our 2008 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in our 2008 Annual Report on Form 10-K and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2008 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 28, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2009.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 28, 2009 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 under the heading “Litigation Matters,” included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended March 28, 2009:

Period	Total number of shares purchased(1)	Average price per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program

1/1/09-01/31/09	1,208,795	$41.50	1,150,000	1,475,000

02/01/09-02/28/09	950,000	44.83	950,000	525,000

03/01/09-03/28/09	525,000	43.73	525,000	—

Total	2,683,795	43.11	2,625,000	—

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

SPX CORPORATION
(Registrant)

Date: April 29, 2009	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: April 29, 2009	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.