Form 10-Q
period 2009-06-27
SPX CORP
filed 2009-07-29
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Common shares outstanding July 27, 2009 49,082,452

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Revenues	$1,193.5	$1,504.9	$2,353.1	$2,849.9
Costs and expenses:
Cost of products sold	845.4	1,043.8	1,673.0	1,985.7
Selling, general and administrative	242.1	290.6	484.1	580.5
Intangible amortization	5.2	6.6	10.4	13.3
Special charges, net	23.3	4.2	35.2	4.9
Operating income	77.5	159.7	150.4	265.5

Other income (expense), net	(1.6)	(4.2)	(13.8)	1.5
Interest expense	(22.8)	(29.3)	(45.8)	(60.4)
Interest income	2.1	1.9	4.2	4.2
Equity earnings in joint ventures	5.5	11.6	16.3	23.2
Income from continuing operations before income taxes	60.7	139.7	111.3	234.0

Income tax provision	(21.6)	(49.4)	(33.9)	(79.4)
Income from continuing operations	39.1	90.3	77.4	154.6

Income (loss) from discontinued operations, net of tax	0.5	4.2	(1.4)	7.7
Gain (loss) on disposition of discontinued operations, net of tax	(6.5)	0.1	(18.6)	(3.1)
Income (loss) from discontinued operations, net of tax	(6.0)	4.3	(20.0)	4.6

Net income	33.1	94.6	57.4	159.2
Less : Net income (loss) attributable to noncontrolling interests	(0.3)	(0.2)	(0.4)	3.0
Net income attributable to SPX Corporation common shareholders	$33.4	$94.8	$57.8	$156.2

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$39.5	$90.4	$78.3	$152.8
Income (loss) from discontinued operations, net of tax	(6.1)	4.4	(20.5)	3.4
Net income	$33.4	$94.8	$57.8	$156.2

Basic income per share of common stock
Income from continuing operations attributable to SPX Corporation common shareholders	$0.81	$1.68	$1.58	$2.86
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.13)	0.09	(0.41)	0.06
Net income per share attributable to SPX Corporation common shareholders	$0.68	$1.77	$1.17	$2.92

Weighted-average number of common shares outstanding – basic	49.021	53.656	49.484	53.407

Diluted income per share of common stock
Income from continuing operations attributable to SPX Corporation common shareholders	$0.80	$1.65	$1.57	$2.81
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.12)	0.08	(0.41)	0.06
Net income per share attributable to SPX Corporation common shareholders	$0.68	$1.73	$1.16	$2.87

Weighted-average number of common shares outstanding – diluted	49.424	54.646	49.848	54.395

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 27, 2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$434.5	$475.9
Accounts receivable, net	1,210.2	1,306.0
Inventories	616.6	666.8
Other current assets	106.3	180.6
Deferred income taxes	73.0	101.3
Assets of discontinued operations	61.8	108.2
Total current assets	2,502.4	2,838.8
Property, plant and equipment:
Land	36.8	36.3
Buildings and leasehold improvements	226.7	223.5
Machinery and equipment	693.0	677.9
	956.5	937.7
Accumulated depreciation	(448.1)	(437.3)
Property, plant and equipment, net	508.4	500.4
Goodwill	1,772.3	1,769.8
Intangibles, net	640.2	646.8
Other assets	386.6	382.3

TOTAL ASSETS	$5,809.9	$6,138.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$476.8	$633.7
Accrued expenses	984.1	1,153.6
Income taxes payable	43.9	24.5
Short-term debt	135.2	112.9
Current maturities of long-term debt	76.0	76.4
Liabilities of discontinued operations	15.1	23.9
Total current liabilities	1,731.1	2,025.0

Long-term debt	1,238.8	1,155.4
Deferred and other income taxes	83.8	124.0
Other long-term liabilities	782.3	788.9
Total long-term liabilities	2,104.9	2,068.3

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (96,988,922 and 49,065,578 issued and outstanding at June 27, 2009, respectively, and 96,523,058 and 51,128,448 issued and outstanding at December 31, 2008, respectively)	976.0	972.3
Paid-in capital	1,401.7	1,393.9
Retained earnings	2,273.8	2,240.5
Accumulated other comprehensive loss	(185.0)	(179.9)
Common stock in treasury (47,923,344 and 45,394,610 shares at June 27, 2009 and December 31, 2008, respectively)	(2,523.5)	(2,416.0)
Total SPX Corporation shareholders’ equity	1,943.0	2,010.8
Noncontrolling interests	30.9	34.0
Total equity	1,973.9	2,044.8
TOTAL LIABILITIES AND EQUITY	$5,809.9	$6,138.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 27,	June 28,
	2009	2008
Cash flows from (used in) operating activities:
Net income	$57.4	$159.2
Less: Income (loss) from discontinued operations, net of tax	(20.0)	4.6
Income from continuing operations	77.4	154.6
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	35.2	4.9
Gain on sale of product line	(1.4)	—
Deferred and other income taxes	4.4	(10.7)
Depreciation and amortization	51.9	54.7
Pension and other employee benefits	27.7	20.7
Stock-based compensation	15.3	25.7
Other, net	14.1	16.3
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	88.4	(178.0)
Inventories	56.3	(64.9)
Accounts payable, accrued expenses, and other	(310.6)	37.3
Cash spending on restructuring actions	(31.8)	(10.4)
Net cash from continuing operations	26.9	50.2
Net cash from (used in) discontinued operations	8.2	(7.3)
Net cash from operating activities	35.1	42.9
Cash flows from (used in) investing activities:
Proceeds from asset sales and other	1.6	—
Decrease in restricted cash	9.9	—
Business acquisitions and investments, net of cash acquired	—	0.4
Capital expenditures	(44.9)	(45.3)
Net cash used in continuing operations	(33.4)	(44.9)
Net cash from (used in) discontinued operations (includes net cash proceeds from dispositions of $18.8 for the six months ended June 27, 2009)	18.5	(2.9)
Net cash used in investing activities	(14.9)	(47.8)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	272.0	592.0
Repayments under senior credit facilities	(200.8)	(475.8)
Borrowings under trade receivables agreement	112.0	151.0
Repayments under trade receivables agreement	(60.0)	(221.0)
Net repayments under other financing arrangements	(18.3)	(19.7)
Purchases of common stock	(113.2)	—
Minimum tax withholding paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(5.6)	47.5
Purchase of noncontrolling interest in subsidiary	(3.2)	—
Dividends paid	(25.2)	(26.5)
Net cash from (used in) continuing operations	(42.3)	47.5
Net cash from discontinued operations	0.2	—
Net cash from (used in) financing activities	(42.1)	47.5
Change in cash and equivalents due to changes in foreign currency exchange rates	(19.5)	22.9
Net change in cash and equivalents	(41.4)	65.5
Consolidated cash and equivalents, beginning of period	475.9	354.1
Consolidated cash and equivalents, end of period	$434.5	$419.6

Cash and equivalents of continuing operations	$434.5	$419.6

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

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. Our only significant investment reported under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture, which we account for on a three-month lag. EGS’s revenues and our equity earnings from our investment in EGS totaled $99.0 and $5.1 and $140.1 and $11.1 for the three months ended June 27, 2009 and June 28, 2008, respectively. For the six months ended June 27, 2009 and June 28, 2008, EGS’s revenues and our equity earnings from our investment in EGS totaled $232.9 and $15.6 and $279.4 and $22.3, respectively.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2008 Annual Report on Form 10-K. Interim results are not necessarily indicative of expected results for a full year. We have reclassified certain prior year amounts to conform to the current year presentation, including the results of discontinued operations, the impact of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” and the impact of adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. EITF 03-6-1. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 for information on discontinued operations).

We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter. The interim closing dates for the first, second and third quarters of 2009 are March 28, June 27 and September 26, compared to March 29, June 28 and September 27 for 2008, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period. We had two fewer days in the first quarter of 2009 and will have one additional day in the fourth quarter of 2009 when compared to the respective 2008 periods.

We evaluated subsequent events (see Note 2) through July 29, 2009, the issuance date of our consolidated financial statements for the period ended June 27, 2009, as this is the date on which we filed such financial statements on Form 10-Q with the SEC.

(2)           NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, SFAS No. 141(R) will require acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009, and we expect this statement will have an impact on our consolidated financial statements for acquisitions consummated after January 1, 2009, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions we consummate. In addition, during the first six months of 2009, there were no settlements of acquisition related liabilities for unrecognized tax benefits or reductions of acquisition-related valuation allowances.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009. Upon adoption, we reclassified noncontrolling interest of $34.0 to a separate component of total equity within our condensed consolidated balance sheets.

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

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” to defer the effective date of SFAS No. 157, “Fair Value Measurements,” for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted FSP No. FAS 157-2 on January 1, 2009, with no material impact on our consolidated financial statements. See Note 15 for additional details on our fair value disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of (1)  how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We adopted SFAS No. 161 on January 1, 2009 with no material impact on our consolidated financial statements. See Note 11 for additional details on our derivative financial instruments.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We adopted  FSP No. FAS 142-3 on January 1, 2009 with no material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and should be included in basic and diluted earnings per share calculations. FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We adopted FSP No. EITF 03-6-1 on January 1, 2009. As of June 28, 2008, we had 0.548 outstanding restricted stock awards that contain rights to nonforfeitable dividends. The effect of including these awards increased the basic and dilutive shares for the three months ended June 28, 2008 by 0.561 and 0.260 shares, respectively, and for the six months ended June 28, 2008 by 0.571 and 0.274 shares, respectively.

In November 2008, the EITF reached a consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-06 states that (1)  the determination of the initial carrying value of an equity method investment should be made by applying the cost accumulation model described in SFAS No. 141(R); (2) the other-than-temporary impairment model of APB Opinion No. 18 should be used when testing equity method investments for impairments; (3) share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment; and 4) when the investment is no longer within the scope of equity method accounting, the investor should prospectively apply the provisions of SFAS No. 115 and use the carrying amount of the investment as its initial cost. EITF 08-06 is effective for transactions occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted EITF 08-06 on January 1, 2009 with no impact on our consolidated financial statements.

In December 2008, the FASB Issued FSP No. FAS 132(R)-1,”Employers’ Disclosures about Postretirement Benefit Plan Assets.”  The FSP amends SFAS No. 132(R) by providing guidance regarding employers’ disclosures about assets of a defined benefit pension or other postretirement plan.  The objective of the amended disclosures is to provide users of financial statements with an understanding of (1) how investment allocation decisions are made; (2) major categories of plan assets; (3) inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentration risks within plan assets.  FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. We do not expect the adoption of FSP No. FAS 132(R)-1 to have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements.” The FSP identifies circumstances an entity must evaluate to assess whether a transaction is orderly or not orderly.  In addition, an entity must disclose within interim and annual periods the inputs and changes to valuation techniques used to measure fair value. The FSP also defines each major category for equity securities and debt securities to be major security types as described in SFAS No. 115.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted FSP No. FAS 157-4 on June 27, 2009 with no material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which states an other-than-temporary impairment (“OTTI”) analysis is required to determine whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale), should recognize a loss in earnings when the fair value of the investment is less than its amortized cost basis. The FSP requires the amount of the total OTTI related to credit issues to be recognized in earnings, while all other amounts of OTTI are recorded in other comprehensive income and amortized to earnings over the remaining life of the security. In addition, an entity is required to record the cumulative effect of the noncredit losses, previously recognized as OTTI, from retained earning into accumulated other comprehensive income as of the beginning of the current period. The FSP requires annual disclosures be made for interim periods, including the aging of unrealized losses. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted FSP No. 115-2 and 124-2 on June 27, 2009 with no impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP FAS No. 107-1 and APB 28-1 on June 27, 2009 with no material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires an entity to disclose the date through which it has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS No. 165 on June 27, 2009 with no material impact on our consolidated financial statements (see Note 1).

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140.” The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports regarding a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. We do not expect the adoption of SFAS No. 166 to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” The objective of SFAS No. 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46”) to improve financial reporting by enterprises involved with variable interest entities (“VIE”) and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 no longer exempts qualifying special-purpose entities from the scope of FIN 46. In addition, the amended guidance requires the continuous reconsideration for determining whether an enterprise is the primary beneficiary of another entity, and ignores kick-out rights unless the rights are held by a single enterprise.  Consolidation is required if an entity has power and receives benefits or absorbs losses that are potentially significant to the VIE. However, consolidation is not necessary if power is shared amongst unrelated parties. SFAS No. 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009. We do not expect the adoption of SFAS No. 167 to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162.”  The objective is to replace SFAS No. 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 does not change GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 will have no material impact on our consolidated financial statements.

(3)           ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

During September 2008, our Test and Measurement segment completed the acquisition of AutoBoss Tech Inc., a China-based manufacturer of diagnostic tools and equipment serving China’s vehicle maintenance and repair market, for a purchase price of $9.7. The acquired business had revenues of approximately $7.9 in the 12 months prior to its acquisition.

Discontinued Operations

As part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors. We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, we actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. The following businesses, which have been sold, met these requirements, and therefore have been reported as discontinued operations for the periods presented:

Business	Quarter Discontinued	Actual Closing Date of Sale
Dezurik	Q3 2008	Q1 2009
Scales and Counting Systems business (“Scales”)	Q3 2008	Q4 2008
Vibration Testing and Data Acquisition Equipment business (“LDS”)	Q1 2008	Q4 2008
Air Filtration	Q3 2007	Q3 2008

Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.0 during the first quarter of 2009. During the second quarter of 2009, we recorded a net charge of $0.2 in connection with adjustments to certain liabilities that we retained. During the fourth quarter of 2008, we recorded a net charge of $6.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

Scales — Sold for cash consideration of $16.8, resulting in a loss, net of taxes, of $1.2 and $3.5 during the third and fourth quarters of 2008, respectively.

LDS — Sold for cash consideration of $82.5, resulting in a gain, net of taxes, of $17.1 during the fourth quarter of 2008. During the first quarter of 2009, we recorded a net charge of $2.6 in connection with an adjustment to certain liabilities that we retained. In addition, during the second quarter of 2009, we recorded additional income tax expense of $1.6 related to the disposition.

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

During the fourth quarter of 2008, we committed to a plan to divest a business within our Industrial Products and Services segment. As a result of this planned divestiture, during the fourth quarter of 2008 we recorded a net impairment charge of $23.0 attributable to SPX common shareholders in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. During the first quarter of 2009, we recorded an additional net charge of $8.5 based on indications of interest for the business. In addition, during the second quarter of 2009, we committed to a plan to divest another business within our Industrial Products and Services segment. As a result of this planned divestiture, we recorded a net charge of $7.3 during the second quarter of 2009 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of these businesses as discontinued operations in our condensed consolidated financial statements. We are actively pursuing the sale of these businesses and anticipate that the sales will be completed during the next twelve months.

In addition to the businesses discussed above, we recognized a net gain of $2.6 during the three and six months ended June 27, 2009 and a net gain of $0.1 during the three months ended June 28, 2008, resulting from net adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2008 Annual Report on Form 10-K for the disclosure of all discontinued businesses for fiscal years 2006 through 2008.

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

For the three and six months ended June 27, 2009 and June 28, 2008, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Income (loss) from discontinued operations	$(6.9)	$6.7	$(28.5)	$10.0
Income tax (provision) benefit	0.9	(2.4)	8.5	(5.4)
Income (loss) from discontinued operations, net	$(6.0)	$4.3	$(20.0)	$4.6

For the three and six months ended June 27, 2009 and June 28, 2008, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Revenues	$25.6	$103.9	$47.8	$196.8

Pre-tax income (loss)	0.8	6.6	(2.2)	10.1

The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are shown below:

	June 27, 2009	December 31, 2008
Assets:
Accounts receivable, net	$18.9	$19.6
Inventories, net	7.2	28.1
Other current assets	3.3	4.3
Property, plant and equipment, net	21.4	24.7
Goodwill and intangibles, net	10.2	30.4
Other assets	0.8	1.1
Assets of discontinued operations	$61.8	$108.2

Liabilities:
Accounts payable	$6.2	$12.5
Accrued expenses	7.1	8.0
Short-term debt	—	0.4
Deferred and other income taxes	1.6	2.8
Long-term debt and other	0.2	0.2
Liabilities of discontinued operations	$15.1	$23.9

(4)           BUSINESS SEGMENT INFORMATION

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services, with operations in over 40 countries. We offer a diverse collection of products, which include, among other things, valves, fluid handling equipment, metering and mixing solutions, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, and television and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, automotive service, telecommunications and transportation.

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

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia-Pacific center in Shanghai, China.

Financial data for our business segments, including the results of businesses acquired from the respective dates of acquisition, were as follows:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Revenues(1):
Flow Technology	$396.2	$534.5	$790.2	$1,026.6
Test and Measurement	207.6	320.0	403.6	590.0
Thermal Equipment and Services	368.9	409.4	711.1	756.2
Industrial Products and Services	220.8	241.0	448.2	477.1
Total revenues	$1,193.5	$1,504.9	$2,353.1	$2,849.9

Segment income:
Flow Technology	$48.5	$69.7	$98.6	$116.4
Test and Measurement	13.3	36.6	19.1	60.5
Thermal Equipment and Services	27.5	45.6	48.9	82.0
Industrial Products and Services	46.6	54.0	95.5	107.1
Total segment income	135.9	205.9	262.1	366.0

Corporate expense	(19.2)	(24.7)	(42.5)	(54.9)
Pension and postretirement expense	(9.8)	(7.6)	(18.7)	(15.0)
Stock-based compensation expense	(6.1)	(9.7)	(15.3)	(25.7)
Special charges, net	(23.3)	(4.2)	(35.2)	(4.9)

Consolidated operating income	$77.5	$159.7	$150.4	$265.5

(1)           Under the percentage of completion method, we recognized revenues of $323.4 and $359.7 in the three months ended June 27, 2009 and June 28, 2008, respectively. For the six months ended June 27, 2009 and June 28, 2008, revenues under the percentage of completion method were $627.3 and $687.0, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $259.4 and $195.7 as of June 27, 2009 and December 31, 2008, respectively, and were classified as a component of “Accounts receivable, net” in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $338.2 and $337.6 as of June 27, 2009 and December 31, 2008, respectively. The June 27, 2009 balance includes $319.0 reported as a component of “Accrued expenses” and $19.2 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet. The December 31, 2008 balance includes $323.4 reported as a component of “Accrued expenses” and $14.2 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)           SPECIAL CHARGES

Special charges, net, for the three and six months ended June 27, 2009 and the three and six months ended June 28, 2008 are summarized and described in more detail below:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Flow Technology	$7.4	$1.1	$9.8	$1.2
Test and Measurement	8.0	1.3	15.8	1.5
Thermal Equipment and Services	5.8	0.6	6.8	1.0
Industrial Products and Services	1.6	—	2.0	—
Corporate	0.5	1.2	0.8	1.2
Total	$23.3	$4.2	$35.2	$4.9

Flow Technology Segment — Charges for the three and six months ended June 27, 2009 related primarily to exit costs for locations in Orebro, Sweden; Mexico City, Mexico; Rochester, New York; and Buffalo, NY, as well as additional integration costs associated with the December 31, 2007 acquisition of APV. The charges for the three and six months ended June 28, 2008 related primarily to the relocation of the segment’s headquarters from Delavan, WI to Charlotte, NC.

Test and Measurement Segment – Charges for the three and six months ended June 27, 2009 related to costs associated with headcount reductions and integration activities that impacted facilities in North America, Europe and Asia- Pacific, primarily in response to the continued difficulties being experienced by the global vehicle manufacturers and their dealer service networks. The charges for the three and six months ended June 28, 2008 related primarily to costs associated with a plan to consolidate distribution activities within the segment, as well as costs associated with the closure of a manufacturing facility in Owatonna, MN.

Thermal Equipment and Services Segment – Charges for the three and six months ended June 27, 2009 related primarily to costs associated with headcount reductions at facilities in Ratingen, Germany; Gallarate, Italy; Guangzhou, China; Worcester, UK; Michigan City, IN; and Eden, NC. The charges for the three and six months ended June 28, 2008 related primarily to costs associated with the shut-down of a facility in Houston, TX.

Industrial Products and Services Segment – Charges for the three and six months ended June 27, 2009 related primarily to costs associated with headcount reductions at facilities in Rockford, IL and Waukesha, WI.

Corporate – Charges for the three and six months ended June 27, 2009 related primarily to our legal entity reduction initiative and the closure of our information technology data center in Horsham, P.A. The charges for the three and six months ended June 28, 2008 related primarily to a second quarter impairment charge of $1.0 and costs associated with our legal entity reduction initiative.

The following is an analysis of our restructuring and integration liabilities for the six months ended June 27, 2009 and June 28, 2008:

	Six months ended
	June 27,	June 28,
	2009	2008
Beginning balance	$31.5	$12.6
Special charges (1)	32.8	3.7
Adjustments related to acquisition accounting	4.0	(0.1)
Utilization – cash	(31.8)	(10.4)
Currency translation adjustments and other	(1.2)	1.7
Ending balance (2)	$35.3	$7.5

(1)           For the six months ended June 27, 2009 and June 28, 2008 excluded $2.4 and $1.2, respectively, of non-cash special charges relating to asset impairments that had an impact on special charges but not the related liabilities.

(2)           The balance at June 27, 2009 was composed of $14.8 relating to acquisition integration plans and $20.5 for various restructuring plans.

(6)           INVENTORIES

Inventories consisted of the following amounts:

	June 27, 2009	December 31, 2008
Finished goods	$240.1	$229.3
Work in process	127.8	165.0
Raw materials and purchased parts	291.4	312.7
Total FIFO cost	659.3	707.0
Excess of FIFO cost over LIFO inventory value	(42.7)	(40.2)
Total inventories	$616.6	$666.8

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Approximately 39% and 36% of the total inventory at June 27, 2009 and December 31, 2008, respectively, were domestic inventories valued using the last-in, first-out (“LIFO”) method. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $2.6 and $4.1 at June 27, 2009 and December 31, 2008, respectively.

(7)           GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	December 31, 2008	Goodwill resulting from business combinations	Foreign Currency Translation and other (1)	June 27, 2009
Flow Technology	$664.6	$—	$5.7	$670.3
Test and Measurement	364.6	—	1.0	365.6
Thermal Equipment and Services	481.6	—	(4.2)	477.4
Industrial Products and Services	259.0	—	—	259.0
Total	$1,769.8	$—	$2.5	$1,772.3

(1)           Represents adjustments to acquisition accounting related to recent acquisitions and changes from foreign currency translation of $7.2 and $(4.7), respectively.

Other Intangibles

Identifiable intangible assets comprise the following:

	June 27, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$28.1	$(21.8)	$6.3	$28.4	$(21.3)	$7.1
Technology	72.5	(13.5)	59.0	73.4	(11.3)	62.1
Customer relationships	208.5	(37.6)	170.9	211.3	(31.9)	179.4
Other	25.3	(9.5)	15.8	25.1	(8.9)	16.2
	334.4	(82.4)	252.0	338.2	(73.4)	264.8
Trademarks with indefinite lives	388.2	—	388.2	382.0	—	382.0
Total	$722.6	$(82.4)	$640.2	$720.2	$(73.4)	$646.8

Estimated annual amortization expense related to these intangible assets is $21.3 in 2009, $21.1 in 2010, $20.0 in 2011, $19.1 in 2012 and $18.5 in 2013.

At June 27, 2009, the net carrying value of net intangible assets with determinable lives consisted of $146.8 in the Flow Technology segment, $75.8 in the Test and Measurement segment, and $25.3 in the Thermal Equipment and Services segment. Trademarks with indefinite lives were associated with $204.9 in the Flow Technology segment, $53.7 in the Test and Measurement segment, $114.6 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

Consistent with the requirements of SFAS No. 142, we annually test the recoverability of our indefinite-lived intangible assets during the fourth quarter based on a measurement date as of the end of the third quarter and continually monitor impairment indicators across all our reporting units. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

The estimated fair value of our Service Solutions reporting unit (our specialty diagnostic service tools business in our Test and Measurement segment) exceeds the carrying value of its net assets by approximately 2%. Any unfavorable changes in assumptions used in determining the estimated fair value of Service Solutions could result in its estimated fair value falling below the carrying value of its net assets. The aggregate goodwill and indefinite-lived intangible asset balance for Service Solutions was $383.2 at June 27, 2009.  We will continue to monitor impairment indicators across our reporting units, including Service Solutions.

(8)           WARRANTY

The following is an analysis of our product warranty accrual for the first six months of 2009 and 2008:

	Six months ended
	June 27,	June 28,
	2009	2008
Balance at beginning of period	$58.8	$60.2
Acquisitions	0.7	8.8
Provisions	9.9	14.8
Usage	(13.4)	(11.6)
Balance at end of period	56.0	72.2
Less: Current portion of warranty	44.8	55.2
Non-current portion of warranty	$11.2	$17.0

(9)           EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Service cost	$2.1	$1.9	$4.0	$3.8
Interest cost	16.7	16.3	33.1	32.6
Expected return on plan assets	(18.5)	(19.6)	(37.1)	(39.1)
Amortization of unrecognized losses	5.7	5.3	11.0	10.6
Amortization of unrecognized prior service cost	(0.2)	(0.2)	(0.1)	(0.4)
Total net periodic pension benefit expense	5.8	3.7	10.9	7.5
Less: Net periodic pension benefit expense of discontinued operations	—	—	(0.2)	—
Net periodic pension benefit expense of continuing operations	$5.8	$3.7	$10.7	$7.5

Foreign Pension Plans

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Service cost	$0.7	$1.0	$1.2	$1.8
Interest cost	3.4	4.0	6.6	7.9
Expected return on plan assets	(3.2)	(4.5)	(6.3)	(9.0)
Amortization of unrecognized losses	0.5	0.3	1.0	0.6
Total net periodic pension benefit expense	1.4	0.8	2.5	1.3
Less: Net periodic pension benefit expense of discontinued operations	(0.2)	—	(0.3)	—
Net periodic pension benefit expense of continuing operations	$1.2	$0.8	$2.2	$1.3

Postretirement Plans

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Service cost	$—	$—	$0.1	$0.1
Interest cost	2.4	2.5	4.9	4.9
Amortization of unrecognized losses	0.8	0.9	1.5	1.8
Amortization of unrecognized prior service cost	(0.4)	(0.3)	(0.7)	(0.6)
Net periodic pension benefit expense	$2.8	$3.1	$5.8	$6.2

During the first six months of 2009, we made contributions of approximately $8.8 to our foreign and qualified domestic pension plans, of which $1.6 related to businesses classified as discontinued operations.  Our estimates of full-year

2009 required employer contributions to our employee benefit plans decreased approximately $4.0 from those disclosed in the consolidated financial statements contained in our 2008 Annual Report on Form 10-K, primarily due to additional Internal Revenue Service (“IRS”) guidance related to the Pension Protection Act of 2006 assumptions used in the valuation of the 2009 plan year.

(10)         INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the six months ended June 27, 2009:

	December 31, 2008	Borrowings	Repayments	Other (3)	June 27, 2009
Term loan	$675.0	$—	$(18.8)	$—	$656.2
Domestic revolving loan facility	65.0	272.0	(182.0)	—	155.0	(4)
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (1)	—	112.0	(60.0)	—	52.0
Other indebtedness (2)	55.2	—	(18.3)	0.4	37.3
Total debt	1,344.7	$384.0	$(279.1)	$0.4	1,450.0
Less: short-term debt	112.9				135.2
Less: current maturities of long-term debt	76.4				76.0
Total long-term debt	$1,155.4				$1,238.8

(1)           Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(2)           Includes aggregate balances under accounts payable programs and a purchase card program of $29.8 and $47.9 at June 27, 2009 and December 31, 2008, respectively.

(3)           “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

(4)           Based on our projected domestic cash flows over the next 12 months, we have included $53.0 of the balance in short-term debt and the remaining $102.0 in long-term debt.

Credit Facilities

We have senior credit facilities with a syndicate of lenders that provide for committed senior secured financing of $2,300.0, consisting of the following:

•      a term loan facility in an aggregate principal amount of $750.0 (balance of $656.2 at June 27, 2009) with a final maturity of September 2012;

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

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 4.37% for the six months ended June 27, 2009, inclusive of the impact of interest rate protection agreements (“Swaps”).

At June 27, 2009, we were in compliance with all covenant provisions of our senior credit facilities and did not have any restrictions on our ability to repurchase shares or pay dividends.

Senior Notes

In December 2007, we issued, in a private placement, $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in 2014. We used the net proceeds from the offering for general corporate purposes including the financing of our acquisition of APV. The interest payment dates for these notes are June 15 and December 15 of each year. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2010, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 107.625%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the first quarter of 2009, these senior notes became freely tradable. At June 27, 2009, we were in compliance with all covenant provisions of the senior notes.

(11)         DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2009, we adopted the provision of SFAS No. 161, which requires enhanced disclosures regarding an entity’s derivative and hedging activities. The adoption of SFAS No. 161 had no financial impact on our consolidated financial statements.

Interest Rate Swaps

We use Swaps to manage the potential impact of increases in interest rates on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have maturities through September 2012 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of June 27, 2009, the aggregate notional amount of the Swaps was $510.0.  The unrealized loss, net of taxes, recorded in accumulated other comprehensive loss (“AOCI”) was $21.2 and $25.8 as of June 27, 2009 and December 31, 2008, respectively.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows and to minimize their impact. Our principal currency exposures relate to the Euro, British Pound, South African Rand and Chinese Yuan.

From time to time, we enter into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Some of the contracts with underlying forecasted transactions contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of these FX embedded derivatives are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the criteria of SFAS No. 133, changes in the derivatives’ fair value are not included in current earnings, but are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in  earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $110.7 outstanding as of June 27, 2009. The unrealized loss, net of taxes, recorded in AOCI was $1.0 as of June 27, 2009.

Commodity Contracts

From time to time, we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). We designate and account for these contracts as cash flow hedges. At June 27, 2009, the outstanding notional amount of commodity contracts was 2.2 pounds of copper. We reclassify the unrealized gains/losses associated with our commodity contracts to cost of products sold when the hedged transaction impacts earnings. The unrealized loss, net of taxes, recorded in AOCI was $0.8 and $5.8 as of June 27, 2009 and December 31, 2008, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months.

The following summarizes the fair value of our derivative financial instruments:

	June 27, 2009		December 31, 2008
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments under SFAS No. 133:
FX embedded derivatives	Other assets	$0.7	—	$—
		$0.7		$—

Commodity contracts	Accrued expenses	$(1.2)	Accrued expenses	$(7.2)
Swaps	Other long-term liabilities	(34.5)	Other long-term liabilities	(42.0)
FX embedded derivatives	Other long-term liabilities	(7.6)	Other long-term liabilities	—
		$(43.3)		$(49.2)

Derivative contracts not designated as hedging instruments under SFAS No. 133:
FX forward contracts	Other current assets	$1.2	Other current assets	$0.5
FX embedded derivatives	Other current assets	0.2	Other current assets	0.1
FX embedded derivatives	—	—	Other assets	8.9
		$1.4		$9.5

FX forward contracts	Accrued expenses	$(0.1)	Accrued expenses	$(2.9)
FX embedded derivatives	Accrued expenses	(1.1)	—	—
		$(1.2)		$(2.9)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended June 27, 2009 and June 28, 2008:

	Amount of gain (loss) recognized in AOCI, pre- tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2009	2008	reclassified from AOCI	2009	2008
Swaps	$(0.2)	$16.1	Interest expense	$(4.7)	$(3.2)
FX embedded derivatives	(1.3)	—	Cost of products sold	—	—
Commodity contracts	1.2	0.2	Cost of products sold	(2.6)	0.7
	$(0.3)	$16.3		$(7.3)	$(2.5)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on the condensed consolidated statements of operations for the six months ended June 27, 2009 and June 28, 2008:

	Amount of gain (loss) recognized in AOCI, pre- tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2009	2008	reclassified from AOCI	2009	2008
Swaps	$(1.5)	$(2.7)	Interest expense	$(9.0)	$(3.2)
FX embedded derivatives	(1.3)	—	Cost of products sold	—	—
Commodity contracts	2.4	3.0	Cost of products sold	(5.5)	0.5
	$(0.4)	$0.3		$(14.5)	$(2.7)

(1)                                For  the three and six months ended June 27, 2009, $0.2 was recognized in other income (expense), net relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended June 27, 2009 and June 28, 2008:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2009	2008
FX forward contracts	Other income (expense), net	$5.1	$(1.7)
FX embedded derivatives	Other income (expense), net	(7.5)	(0.7)
		$(2.4)	$(2.4)

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the six months ended June 27, 2009 and June 28, 2008:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2009	2008
FX forward contracts	Other income (expense), net	$6.3	$(3.2)
FX embedded derivatives	Other income (expense), net	(15.7)	(0.1)
		$(9.4)	$(3.3)

(12)                         EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Weighted-average shares outstanding used in basic income per share	49.021	53.656	49.484	53.407
Dilutive Securities—Employee stock options and restricted stock units	0.403	0.990	0.364	0.988
Weighted-average number of common and dilutive securities used for calculating diluted income per share	49.424	54.646	49.848	54.395

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.840 and 0.884 for the three and six months ended June 27, 2009, respectively, and 0.046 for the six months ended June 28, 2008. For the three and six months ended June 27, 2009, 0.225 and 0.227 of unvested restricted stock units were excluded from the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.000 shares of our common stock may be granted to key employees and 5.533 of these shares were available for grant at June 27, 2009.  The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options and the vesting of restricted stock units or restricted stock.

During the six months ended June 27, 2009 and June 28, 2008, we classified excess tax benefits from stock-based compensation of $0.7 and $28.5, respectively, as financing cash flows and included such amounts in “Minimum tax withholding paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other” within our condensed consolidated statements of cash flows.

Restricted stock or restricted stock units may be granted to eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to plan terms and conditions, the restrictions generally lapse and awards vest over three years. Market (“company performance”) thresholds have been instituted for vesting of substantially all restricted stock and restricted stock unit awards. This vesting is based on SPX shareholder return versus the S&P 500 composite index. On each vesting date, we compare the SPX shareholder return to the performance of the S&P 500 composite index for the prior year and for the cumulative period since the date of the grant.  If SPX outperforms the S&P 500 composite index for the prior year, the one-third portion of the grant associated with that year will vest.  If SPX outperforms the S&P composite index for the cumulative period, any unvested portion of the grant that was subject to vesting on or prior to the vesting date will vest. Restricted stock and restricted stock units that do not vest within the three-year vesting period are forfeited.

We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”).  Under the Directors’ Plan, up to 0.100 shares of our common stock may be granted to non-employee directors; 0.053 of these shares were available for grant at June 27, 2009. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds and other vesting provisions for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these company performance requirements is forfeited.

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

We use the Monte Carlo simulation model valuation technique to determine fair value as our restricted stock and restricted stock units contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 2, 2009 and January 2, 2008:

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

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2008 through June 27, 2009:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2008	1.251	$58.01
Granted	0.662	33.29
Vested	(0.417)	41.30
Forfeited	(0.035)	54.26
Outstanding at June 27, 2009	1.461	51.86

As of June 27, 2009, there was $23.7 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.3 years.

The following table summarizes the stock option activity from December 31, 2008 through June 27, 2009:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2008	1.308	$64.89
Exercised	(0.005)	39.69
Forfeited	(0.273)	95.03
Outstanding and exercisable at June 27, 2009	1.030	57.03

The weighted-average remaining term, in years, of stock options outstanding and exercisable at June 27, 2009 was 2.1. The total number of in-the-money options exercisable on June 27, 2009 was 0.367. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pretax intrinsic value, based on our closing stock price on June 27, 2009, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at June 27, 2009 was $3.4.  The aggregate intrinsic value of options exercised during the first six months of 2008 was $39.3, while the related amount for the first six months of 2009 was less than $0.1.

Accumulated Other Comprehensive Loss

The components of the balance sheet caption “Accumulated other comprehensive loss” were as follows:

	June 27, 2009	December 31, 2008
Foreign currency translation adjustment	$182.9	$204.0
Pension liability adjustment, net of tax benefit of $207.3 and $211.5, respectively	(344.9)	(352.3)
Unrealized losses on qualifying cash flow hedges, net of tax benefit of $14.2 and $19.7, respectively	(23.0)	(31.6)
Accumulated other comprehensive loss	$(185.0)	$(179.9)

Common Stock in Treasury

During the six months ended June 27, 2009, we repurchased 2.625 shares of our common stock, associated with a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, for total cash consideration of $113.2.  We record common stock repurchases based on the settlement date.  In addition to the above repurchases, during the six months ended June 27, 2009, “Common Stock in Treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $8.2 and increased by $2.5 for common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

There were no common stock repurchases during the six months ended June 28, 2008.  However, during the six months ended June 28, 2008, “Common Stock in Treasury” was decreased by stock issued from treasury relating to stock option exercises and the settlement of vested restricted stock units of $24.0 and $3.8, respectively, and increased by $11.4 for common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

Dividends

The dividends declared during each of the first two quarters of 2009 and 2008 were $0.25 per share and totaled $12.2 and $12.3 in the first and second quarters of 2009 and $13.3 and $13.5 during the first and second quarters of 2008, respectively.   Second quarter dividends were paid on July 2, 2009 and July 2, 2008.

Changes in Equity

A summary of the changes in equity for the three months ended June 27, 2009 and June 28, 2008 is provided below:

	June 27, 2009			June 28, 2008
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$1,853.3	$30.0	$1,883.3	$2,179.8	$14.4	$2,194.2
Net income (loss)	33.4	(0.3)	33.1	94.8	(0.2)	94.6
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $2.8 and $7.2, respectively	4.2	—	4.2	11.6	—	11.6
Minimum pension liability adjustment, net of tax provision of $2.0 and $2.3, respectively	3.7	—	3.7	3.7	—	3.7
Foreign currency translation adjustments	50.7	—	50.7	(26.7)	—	(26.7)
Total comprehensive income (loss)	92.0	(0.3)	91.7	83.4	(0.2)	83.2
Dividends declared	(12.3)	—	(12.3)	(13.5)	—	(13.5)
Exercise of stock options and other incentive plan activity, including tax benefit of $0.1 and $13.8, respectively	3.9	—	3.9	54.0	—	54.0
Amortization of restricted stock and stock unit grants (includes $0.1 recorded to discontinued operations in the first quarter of 2008)	6.1	—	6.1	9.8	—	9.8
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	—	(1.6)	—	(1.6)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—
Other changes in noncontrolling interests	—	1.2	1.2	—	0.6	0.6
Purchases of common stock	—	—	—	—	—	—

Equity, end of period	$1,943.0	$30.9	$1,973.9	$2,311.9	$14.8	$2,326.7

A summary of the changes in equity for the six months ended June 27, 2009 and June 28, 2008 is provided below:

	June 27, 2009			June 28, 2008
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$2,010.8	$34.0	$2,044.8	$2,006.0	$10.4	$2,016.4
Net income (loss)	57.8	(0.4)	57.4	156.2	3.0	159.2
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $5.5 and $1.1, respectively	8.6	—	8.6	1.9	—	1.9
Minimum pension liability adjustment, net of tax provision of $4.2 and $4.6, respectively	7.4	—	7.4	7.3	—	7.3
Foreign currency translation adjustments, including $1.3 of translation gains recognized upon sale of discontinued operations in the first quarter of 2009	(21.1)	—	(21.1)	83.4	—	83.4
Total comprehensive income (loss)	52.7	(0.4)	52.3	248.8	3.0	251.8
Dividends declared	(24.5)	—	(24.5)	(26.8)	—	(26.8)
Exercise of stock options and other incentive plan activity, including tax benefit of $0.7 and $28.7, respectively	10.1	—	10.1	82.9	—	82.9
Amortization of restricted stock and stock unit grants (includes $0.3 recorded to discontinued operations in the first half of 2008)	15.3	—	15.3	26.0	—	26.0
Restricted stock and restricted stock unit vesting, net of tax withholdings	(6.4)	—	(6.4)	(25.0)	—	(25.0)
Purchase of subsidiary shares from noncontrolling interests	(1.8)	(1.2)	(3.0)	—	—	—
Other changes in noncontrolling interests	—	(1.5)	(1.5)	—	1.4	1.4
Purchases of common stock	(113.2)	—	(113.2)	—	—	—

Equity, end of period	$1,943.0	$30.9	$1,973.9	$2,311.9	$14.8	$2,326.7

(13)                         CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers’ compensation, etc.), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims, of which we are currently unaware, or the claims, of which we are aware, may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $342.5 (including $266.0 for risk management matters) and $340.9 (including $260.7 for risk management matters) at June 27, 2009 and December 31, 2008, respectively. Of these amounts, $265.3 and $266.8 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at June 27, 2009 and December 31, 2008, respectively, with the remainder included in “Accrued expenses.”

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

Consortium Arrangements

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment.  Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed.  The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work.  Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members.  If responsibility cannot be determined, then each consortium member is responsible according to its share of the contract value.  Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements.  As of June 27, 2009 our share of the aggregate contract value on open consortium arrangements was $411.9 (of which approximately 40% has been recognized as revenue), whereas the aggregate contract value on open consortium arrangements was $988.1.  As of December 31, 2008, our share of the aggregate contract value on open consortium arrangements was $316.3 (of which approximately 42.0% had been recognized as revenue), whereas the aggregate contract value on open consortium arrangements was $738.6. At June 27, 2009 and December 31, 2008, we recorded liabilities of $4.4 and $3.1, respectively, representing the estimated fair value of our potential obligations under the joint and several liability provisions associated with our consortium arrangements.

(14)                          INCOME TAXES

FIN 48

As of June 27, 2009, we had gross unrecognized tax benefits of $105.7 (net unrecognized tax benefits of $84.2), of which $70.8, if recognized, would impact our effective tax rate on continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision.  As of June 27, 2009, gross accrued interest excluded from the amounts above totaled $23.4 (net accrued interest of $16.6). There were no significant penalties recorded during the three and six months ended June 27, 2009 or June 28, 2008.

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

Our financial derivative assets and liabilities include interest rate Swaps, FX forward contracts, FX embedded derivatives and commodity contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risk. Based on these inputs, the derivative assets and liabilities are classified within level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

As of June 27, 2009, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties’ credit risk.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis included the following as of June 27, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives and FX forward contracts	$—	$1.4	$—
Noncurrent assets — FX embedded derivatives	—	0.7	—
Current liabilities — FX forward contracts, FX embedded derivatives and commodity contracts	—	2.4	—
Long-term liabilities — FX embedded derivatives and Swaps	—	42.1	—

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX forward contracts and FX embedded derivatives	$—	$0.6	$—
Noncurrent assets — FX embedded derivatives	—	8.9	—
Current liabilities — FX forward contracts and commodity contracts	—	10.1	—
Long-term liabilities — Swaps	—	42.0	—

In accordance with SFAS No. 144, we recorded pre-tax impairment charges of $20.8 during the six months ended June 27, 2009 to “Gain (loss) on disposition of discontinued operations,” related to discontinued operations (see Note 3) in order to reduce the carrying values of the related net assets to their net fair values. The fair values were based on recent indications of interest for the businesses, which are unobservable inputs (level 3). In addition, we recorded impairment charges of $2.4 during the three and six months ended June 27, 2009 to “Special charges, net” related to assets to be disposed in connection with certain restructuring initiatives.  The fair values were based on the estimated selling prices for these assets.  We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets, which are unobservable inputs (level 3).

The carrying amount of cash and equivalents and receivables reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments, based on borrowing rates available to us at June 27, 2009 for similar debt, was $1,410.9 at June 27, 2009, compared to our carrying value of $1,450.0.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

During the three and six months ended June 27, 2009, our operating results were impacted negatively by the continued difficult conditions within the global economic environment.  Specifically, organic revenue declined during these periods on a year-over-year basis by 14.8% and 11.2%, respectively, while operating income for the same periods declined by 51.5% and 43.4%, respectively.  Cash flows also have been impacted negatively by the current economic environment, as indicated by the $26.9 of operating cash flows from continuing operations during the first six months of 2009 as compared to $50.2 during the first six months of 2008.  We expect the current global economic situation to continue to present challenges to our operating results over the foreseeable future.  However, we continue to take the necessary actions to ensure that our cost structure remains in line with our anticipated revenues, as evidenced by the $75.0 of special charges we expect to incur during 2009 related to initiatives to consolidate manufacturing, sales and administrative facilities and functions. These initiatives are expected to result in headcount reductions approaching 2,600 by the end of 2009.  During the first six months of 2009, we incurred special charges of $35.2.  Despite the current economic conditions and the impact to our operating results, we remain confident in our long-term strategy and growth opportunities.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2008 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter. The interim closing dates for the first, second and third quarters of 2009 are March 28, June 27 and September 26, respectively, and March 29, June 28 and September 27 for 2008, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period.  We had two fewer days in the first quarter of 2009 and will have one additional day in the fourth quarter of 2009 when compared to the respective 2008 periods.

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

The following table provides selected financial information for the three and six months ended June 27, 2009 and June 28, 2008, respectively, including the reconciliation of organic revenue decline to net revenue decline, as defined herein:

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2009	2008	% Change	2009	2008	% Change
Revenues	$1,193.5	$1,504.9	(20.7)	$2,353.1	$2,849.9	(17.4)
Gross profit	348.1	461.1	(24.5)	680.1	864.2	(21.3)
% of revenues	29.2%	30.6%		28.9%	30.3%
Selling, general and administrative expense	242.1	290.6	(16.7)	484.1	580.5	(16.6)
% of revenues	20.3%	19.3%		20.6%	20.4%
Intangible amortization	5.2	6.6	(21.2)	10.4	13.3	(21.8)
Special charges, net	23.3	4.2	*	35.2	4.9	*
Other income (expense), net	(1.6)	(4.2)	(61.9)	(13.8)	1.5	*
Interest expense, net	(20.7)	(27.4)	(24.5)	(41.6)	(56.2)	(26.0)
Equity earnings in joint ventures	5.5	11.6	(52.6)	16.3	23.2	(29.7)
Income from continuing operations before income taxes	60.7	139.7	(56.5)	111.3	234.0	(52.4)
Income tax provision	(21.6)	(49.4)	(56.3)	(33.9)	(79.4)	(57.3)
Income from continuing operations	39.1	90.3	(56.7)	77.4	154.6	(49.9)

Components of consolidated revenue growth:
Organic decline			(14.8)			(11.2)
Foreign currency			(6.1)			(6.4)
Acquisitions, net			0.2			0.2
Net revenue decline			(20.7)			(17.4)

* Not meaningful for comparison purposes.

Revenues — For the three and six months ended June 27, 2009, the decrease in revenues compared to the respective 2008 periods was the result of organic revenue declines and a stronger U.S. dollar against most foreign currencies (e.g., the Euro and British Pound) in 2009 when compared to 2008.  The decline in organic revenue was directly attributable to the substantial recent changes in the global economic environment, which have significantly impacted many of the end markets in which we participate, with the most significant impact on the automotive, food and beverage, and general industrial end markets.

Gross Profit — The decrease in gross profit for the three and six months ended June 27, 2009 compared to the respective 2008 periods was due primarily to the revenue performance described above.  Gross profit as a percentage of revenues for the three and six months ended June 27, 2009, as compared to the respective 2008 periods, was impacted negatively by:

•                  Unfavorable project mix at the cooling systems and products business within our Thermal Equipment and Services segment; and

•                  Lower absorption of fixed costs, due to the declines in revenue noted above, and unfavorable sales mix at the Service Solutions business within our Test and Measurement segment.

These declines in gross profit for the six months ended June 27, 2009 compared to the respective 2008 period, were offset partially by an increase in gross profit at APV, as APV’s gross profit for the first quarter of 2008 included an incremental charge of $7.5 for the excess fair value (over historical value) of inventory acquired in the APV transaction that was subsequently sold in the first quarter of 2008.

Selling, General and Administrative (“SG&A”) expenses — For the three and six months ended June 27, 2009, the decrease in SG&A expense compared to the respective 2008 periods was due primarily to:

•                  Cost reductions associated with integration efforts at APV and restructuring initiatives at a number of our businesses, including Service Solutions;

•                  A lower amount of incentive compensation expense during the three and six months ended June 27, 2009 as a result of declines in profitability, which impacted both SG&A at our business units and corporate expense;

•                  A lower amount of stock compensation expense during the three and six months ended June 27, 2009 attributable to a lower fair value for the 2009 stock compensation awards resulting from a decline in our share price; and

•                  A stronger U.S. dollar against most foreign currencies in 2009 when compared to 2008.

Intangible Amortization — For the three and six months ended June 27, 2009, the decrease in intangible amortization compared to the respective 2008 periods was due to the stronger U.S. dollar in 2009 and certain intangible assets becoming fully amortized in 2008.

Special Charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2009 and 2008.

Other Income (Expense), net — Other income (expense), net, for the three months ended June 27, 2009 was composed primarily of a net charge associated with the net decline in fair value of our foreign currency protection agreements (“FX forward contracts”) and currency forward embedded derivatives (“FX embedded derivatives”) of $2.4 (see Note 11 to our condensed consolidated financial statements), partially offset by a gain of $1.4 associated with the final settlement of a product line sale that occurred in 2006. Other income (expense), net, for the three months ended June 28, 2008 was composed primarily of a net charge associated with the net decline in fair value of our FX forward contracts and FX embedded derivatives of $2.4 (see Note 11 to our condensed consolidated financial statements) and foreign currency transaction losses of $2.0.

Other income (expense), net, for the six months ended June 27, 2009 was composed primarily of a net charge associated with the net decline in fair value of our FX forward contracts and FX embedded derivatives of $9.4 (see Note 11 to our condensed consolidated financial statements) and foreign currency transaction losses of $4.9, partially offset by the $1.4 gain noted above. Other income (expense), net, for the six months ended June 28, 2008 was composed primarily of foreign currency transaction gains of $4.6, partially offset by a net charge associated with the net decline in fair value of our FX forward contracts and FX embedded derivatives of $3.3 (see Note 11 to our condensed consolidated financial statements).

Interest Expense, net — Interest expense, net, includes both interest expense and interest income.  The decrease in interest expense, net, was the result of lower average debt balances and a lower average interest rate on the variable rate portion of our senior credit facilities.  The average variable interest rate on our senior credit facilities for the six months ended June 27, 2009 has declined by approximately 200 basis points when compared to the same 2008 period. Refer to the discussion of Liquidity and Financial Condition in our 2008 Annual Report on Form 10-K for details pertaining to our 2008 debt activity.

Equity Earnings in Joint Ventures — The decrease in equity earnings in joint ventures for the three and six months ended June 27, 2009 compared to the respective 2008 periods was attributable to a decline in operational performance at our EGS Electrical Group, LLC and Subsidiaries joint venture primarily due to the challenging global economic environment.

Income Tax Provision — For the three and six months ended June 27, 2009, we recorded an income tax provision of $21.6 and $33.9 on $60.7 and $111.3 of pre-tax income from continuing operations, respectively, resulting in an effective tax rate of 35.6% and 30.5%, respectively.  This compares to an income tax provision for the three and six months ended June 28, 2008 of $49.4 and $79.4 on $139.7 and $234.0 of pre-tax income from continuing operations, respectively, resulting in an effective tax rate of 35.4% and 33.9%, respectively. The lower effective tax rate for the six months ended June 27, 2009 as compared to the same 2008 period is due primarily to the favorable settlement of certain tax matters, which totaled $5.0.

RESULTS OF DISCONTINUED OPERATIONS

We report discontinued operations in accordance with the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, we actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next 12 months. The following businesses, which have been sold, met these requirements and therefore have been reported as discontinued operations for the periods presented:

Business	Quarter Discontinued	Actual Closing Date of Sale
Dezurik	Q3 2008	Q1 2009
Scales and Counting Systems business (“Scales”)	Q3 2008	Q4 2008
Vibration Testing and Data Acquisition Equipment business (“LDS”)	Q1 2008	Q4 2008
Air Filtration	Q3 2007	Q3 2008

Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.0 during the first quarter of 2009. During the second quarter of 2009, we recorded a net charge of $0.2 in connection with adjustments to certain liabilities that we retained. During the fourth quarter of 2008, we recorded a net charge of $6.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

Scales — Sold for cash consideration of $16.8, resulting in a loss, net of taxes, of $1.2 and $3.5 during the third and fourth quarters of 2008, respectively.

LDS — Sold for cash consideration of $82.5, resulting in a gain, net of taxes, of $17.1 during the fourth quarter of 2008. During the first quarter of 2009, we recorded a net charge of $2.6 in connection with an adjustment to certain liabilities that we retained. In addition, during the second quarter of 2009, we recorded additional income tax expense of $1.6 related to the disposition.

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

During the fourth quarter of 2008, we committed to a plan to divest a business within our Industrial Products and Services segment. As a result of this planned divestiture, during the fourth quarter of 2008 we recorded a net impairment charge of $23.0 attributable to SPX common shareholders in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. During the first quarter of 2009, we recorded an additional net charge of $8.5 based on indications of interest for the business. In addition, during the second quarter of 2009, we committed to a plan to divest another business within our Industrial Products and Services segment. As a result of this planned divestiture, we recorded a net charge of $7.3 during the second quarter of 2009 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of these businesses as discontinued operations in our condensed consolidated financial statements.  We are actively pursuing the sale of these businesses and anticipate that the sales will be completed during the next twelve months.

In addition to the businesses discussed above, we recognized a net gain of $2.6 during the three and six months ended June 27, 2009 and a net gain of $0.1 during the three months ended June 28, 2008, resulting from net adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2008 Annual Report on Form 10-K for the disclosure of all discontinued businesses for fiscal years 2006 through 2008.

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

For the three and six months ended June 27, 2009 and June 28, 2008, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Income (loss) from discontinued operations	$(6.9)	$6.7	$(28.5)	$10.0
Income tax (provision) benefit	0.9	(2.4)	8.5	(5.4)
Income (loss) from discontinued operations, net	$(6.0)	$4.3	$(20.0)	$4.6

For the three and six months ended June 27, 2009 and June 28, 2008, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Revenues	$25.6	$103.9	$47.8	$196.8
Pre-tax income (loss)	0.8	6.6	(2.2)	10.1

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

Flow Technology

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2009	2008	% Change	2009	2008	% Change
Revenues	$396.2	$534.5	(25.9)	$790.2	$1,026.6	(23.0)
Segment income	48.5	69.7	(30.4)	98.6	116.4	(15.3)
% of revenues	12.2%	13.0%		12.5%	11.3%
Components of segment revenue decline:
Organic decline			(17.4)			(13.8)
Foreign currency			(8.5)			(9.2)
Acquisitions, net			—			—
Net segment revenue decline			(25.9)			(23.0)

Revenues— For the three and six months ended June 27, 2009, the decrease in revenues compared to the respective 2008 periods was due to the decline in organic revenues and a stronger U.S. dollar. Specifically, the challenging global economic environment has negatively impacted the general industrial, dehydration, mining, and food and beverage end markets served by the segment, resulting in the decline in organic revenue.

Segment Income— For the three months ended June 27, 2009, segment income and margin decreased compared to the respective 2008 period primarily as a result of the decline in organic revenue noted above and lower absorption of fixed costs as a result of the revenue decline.

For the six months ended June 27, 2009, segment income declined primarily as a result of the matters noted above.  Despite the matters noted above, segment margins for the six months ended June 27, 2009 increased over the prior year as segment income for the six months ended June 28, 2008 included a charge of $7.5, representing the excess fair value (over historical cost) of inventory acquired in the APV transaction that was subsequently sold during the first quarter of 2008.  In addition, segment income and margins for the three and six months ended June 27, 2009 were impacted favorably by cost reductions associated with integration activities at APV.

Test and Measurement

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2009	2008	% Change	2009	2008	% Change
Revenues	$207.6	$320.0	(35.1)	$403.6	$590.0	(31.6)
Segment income	13.3	36.6	(63.7)	19.1	60.5	(68.4)
% of revenues	6.4%	11.4%		4.7%	10.3%
Components of segment revenue growth (decline):
Organic decline			(29.4)			(25.8)
Foreign currency			(6.6)			(6.7)
Acquisitions, net			0.9			0.9
Net segment revenue decline			(35.1)			(31.6)

Revenues— For the three and six months ended June 27, 2009, the decrease in revenues compared to the respective 2008 periods was due to an organic revenue decline resulting from the challenging global economic environment and to the impact of the stronger U.S. dollar.  The decline in organic revenue related primarily to the continued difficulties being experienced by global vehicle manufacturers and their dealer service networks.

Segment Income— For the three and six months ended June 27, 2009, segment income and margin decreased compared to the respective 2008 periods primarily as a result of a decline in organic revenues, lower absorption of fixed costs as a result of the revenue decline, and unfavorable sales mix.

Thermal Equipment and Services

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2009	2008	% Change	2009	2008	% Change
Revenues	$368.9	$409.4	(9.9)	$711.1	$756.2	(6.0)
Segment income	27.5	45.6	(39.7)	48.9	82.0	(40.4)
% of revenues	7.5%	11.1%		6.9%	10.8%
Components of segment revenue decline:
Organic decline			(4.3)			(0.5)
Foreign currency			(5.6)			(5.5)
Acquisitions, net			—			—
Net segment revenue decline			(9.9)			(6.0)

Revenues— For the three months ended June 27, 2009, the decrease in revenues compared to the respective 2008 period was due to the stronger U.S. dollar and a decline in organic revenues. The decline in organic revenue during the three months ended June 27, 2009 was due primarily to the timing of contract execution.

For the six months ended June 27, 2009, the decrease in revenues compared to the respective 2008 period was primarily due to the stronger U.S. dollar.

Segment Income—For the three and six months ended June 27, 2009, segment income and margin decreased over the respective prior year periods primarily as a result of unfavorable project mix at our cooling systems and products business.

Industrial Products and Services

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2009	2008	% Change	2009	2008	% Change
Revenues	$220.8	$241.0	(8.4)	$448.2	$477.1	(6.1)
Segment income	46.6	54.0	(13.7)	95.5	107.1	(10.8)
% of revenues	21.1%	22.4%		21.3%	22.4%
Components of segment revenue decline:
Organic decline			(7.4)			(5.1)
Foreign currency			(1.0)			(1.0)
Acquisitions, net			—			—
Net segment revenue decline			(8.4)			(6.1)

Revenues— For the three and six months ended June 27, 2009, the decrease in revenues compared to the respective 2008 periods was due primarily to a decline in organic revenues associated with lower demand for our hydraulic tools product line driven by the economic downturn.

Segment Income— For the three and six months ended June 27, 2009, the decrease in segment income and margin compared to the respective 2008 periods was due to the organic revenue decline described above, as well as charges of $3.3 and $5.3, respectively, related to a product liability matter.

Corporate and Other Expenses

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2009	2008	% Change	2009	2008	% Change
Total consolidated revenues	$1,193.5	$1,504.9	(20.7)	$2,353.1	$2,849.9	(17.4)
Corporate expense	19.2	24.7	(22.3)	42.5	54.9	(22.6)
% of revenues	1.6%	1.6%		1.8%	1.9%
Stock-based compensation expense	6.1	9.7	(37.1)	15.3	25.7	(40.5)
Pension and postretirement expense	9.8	7.6	28.9	18.7	15.0	24.7

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia-Pacific center in Shanghai, China. For the three and six months ended June 27, 2009, the decrease in corporate expense compared to the respective 2008 periods was due primarily to lower incentive compensation relating to a decline in profitability during the first half of 2009 (in comparison to the first half of 2008). In addition, the three and six months ended June 28, 2008 included higher professional fees relating to various income tax related projects and increased costs relating to a legacy legal matter.

Stock-based Compensation Expense — The decrease in stock-based compensation expense for the three and six months ended June 27, 2009 compared to the respective 2008 periods was due primarily to a decrease in the fair value of our 2009 restricted stock and restricted stock unit awards. The weighted-average fair value of our 2009 stock-based compensation awards, which is directly correlated to changes in our share price (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique), decreased approximately 56% compared to the weighted-average fair value of our 2008 awards.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense for the three and six months ended June 27, 2009 was due primarily to lower expected returns on plan assets driven by lower plan asset value.

OUTLOOK

The following table highlights our backlog as of June 27, 2009 and December 31, 2008, and expectations of revenues for 2009 based on information available at the time of this report.

Segment	Comments
Flow Technology

We currently are expecting a double-digit decline in organic revenue in 2009, following three years of double-digit, or near double-digit, growth as a result of softness within most of the end-markets served by the segment due to the economic slowdown. The segment had backlog of $647.6 and $645.6 as of June 27, 2009 and December 31, 2008, respectively.

Test and Measurement

We are projecting a significant decline in organic revenue in the second half of 2009, similar to what occurred during the first six months of the year, due to the difficulties being experienced by global vehicle manufacturers and their dealer service networks. Backlog for the segment is not material as the related businesses are primarily short-cycle in nature.

Thermal Equipment and Services

We are projecting flat revenue growth for the segment in 2009, as sales into the global power generation market remain stable and we continue to recognize revenue from our existing backlog. We had backlog of $2,124.9 and $2,083.6 as of June 27, 2009 and December 31, 2008, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. Portions of this backlog are long-term in nature, with the related revenue expected to be recorded through 2015. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services

We expect a significant decline in organic revenue in 2009, primarily during the second half of 2009, as the deterioration in economic conditions has significantly impacted the capital spending behavior of certain of the segment’s customers, particularly with regard to power transformers, hydraulic tools, and solar power products. Backlog for the segment totaled $403.6 and $541.7 as of June 27, 2009 and December 31, 2008, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended June 27, 2009 and June 28, 2008.

Cash Flow

	Six months ended
	June 27,	June 28,
	2009	2008
Continuing operations:
Cash flows from operating activities	$26.9	$50.2
Cash flows used in investing activities	(33.4)	(44.9)
Cash flows from (used in) financing activities	(42.3)	47.5
Cash flows from (used in) discontinued operations	26.9	(10.2)
Change in cash and equivalents due to changes in foreign currency exchange rates	(19.5)	22.9
Net change in cash and equivalents	$(41.4)	$65.5

Operating Activities — The decrease in cash flows from operating activities during the six months ended June 27, 2009 as compared to the same period in 2008 was due primarily to a decline in operating earnings and cash outflows associated with the integration efforts at APV.  These decreases were offset partially by an income tax refund of $23.2 that was received during the six months ended June 27, 2009.

Investing Activities — The decrease in cash used in investing activities during the six months ended June 27, 2009 as compared to the same period in 2008 was due primarily to a decrease in restricted cash of $9.9 and the proceeds of $1.6 received from assets sales and other during the six months ended June 27, 2009.

Financing Activities — The decrease in cash flows from financing activities during the six months ended June 27, 2009 as compared to the same period in 2008 was due primarily to repurchases of common stock of $113.2 during the six months ended June 27, 2009.  We did not repurchase any common stock during the first six months of 2008. In addition, cash received related to the exercise of stock options was $0.1 during the first six months of 2009 compared to $44.0 during the same period in 2008.  These decreases were offset partially by net borrowings on our various debt facilities of $104.9 during the six months ended June 27, 2009 compared to net borrowings of $26.5 during the six months ended June 28, 2008.

Discontinued Operations — The increase in cash flows from discontinued operations during the six months ended June 27, 2009 as compared to the same period in 2008 was due primarily to cash proceeds of $18.8 received in connection with the sale of the Dezurik product line during the six months ended June 27, 2009.  In addition, an income tax refund of $17.4 was received during the six months ended June 27, 2009 that related to the disposition of the Air Filtration business.

Borrowings and Availability

Borrowings —The following table summarizes our debt activity for the first six months of 2009. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31, 2008	Borrowings	Repayments	Other (3)	June 27, 2009
Term loan	$675.0	$—	$(18.8)	$—	$656.2
Domestic revolving loan facility	65.0	272.0	(182.0)	—	155.0	(4)
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (1)	—	112.0	(60.0)	—	52.0
Other indebtedness (2)	55.2	—	(18.3)	0.4	37.3
Total debt	1,344.7	$384.0	$(279.1)	$0.4	1,450.0
Less: short-term debt	112.9				135.2
Less: current maturities of long-term debt	76.4				76.0
Total long-term debt	$1,155.4				$1,238.8

(1)                                 Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(2)                                 Includes aggregate balances under accounts payable programs and a purchase card program of $29.8 and $47.9 at June 27, 2009 and December 31, 2008, respectively.

(3)                                 “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

(4)                                 Based on our projected domestic cash flows over the next 12 months, we have included $53.0 of the balance in short-term debt and the remaining $102.0 in long-term debt.

Certain of our businesses participate in accounts payable programs through agreements with certain lending institutions. As of June 27, 2009 and December 31, 2008, the participating businesses had $6.1 and $7.3, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of June 27, 2009 and December 31, 2008, the participating businesses had $23.7 and $40.6, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Availability — At June 27, 2009, we had $325.9 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facilities of $155.0 and to $119.1 reserved for outstanding letters of credit. In addition, at June 27, 2009, we had $274.3 of available issuance capacity under our foreign trade facility after giving effect to $675.7 reserved for outstanding letters of credit. We also have a trade receivables financing agreement, whereby we can borrow on a continuous basis up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. As of June 27, 2009, we had $15.7 available under the trade receivables financing agreement, after giving effect to borrowings of $52.0. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. See Note 10 to the condensed consolidated financial statements along with the consolidated financial statements contained in our 2008 Annual Report on Form 10-K for additional information on our debt.

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

Recent distress in the financial markets has had an adverse impact on financial market activities around the world including, among other things, extreme volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our business, are closely monitoring the impact on our customers and suppliers, and have determined that there has not been a significant impact on our liquidity during the first half of 2009 and do not currently expect a significant impact in the near or long-term. While the impact of continued market volatility cannot be predicted, we believe that cash and equivalents, which totaled $434.5 at June 27, 2009, cash flows from operations and our availability under our revolving credit facilities and existing trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, on-going equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

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

Our financial derivative assets and liabilities include interest rate protection agreements (“Swaps”), FX forward contracts, FX embedded derivatives and forward contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”) that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risk. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

As of June 27, 2009, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties’ credit risk.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis included the following as of June 27, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets – FX embedded derivatives and FX forward contracts	$—	$1.4	$—
Noncurrent assets – FX embedded derivatives	—	0.7	—
Current liabilities – FX forward contracts, FX embedded derivatives and commodity contracts	—	2.4	—
Long-term liabilities – FX embedded derivatives and Swaps	—	42.1	—

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets – FX forward contracts and FX embedded derivatives	$—	$0.6	$—
Noncurrent assets – FX embedded derivatives	—	8.9	—
Current liabilities – FX forward contracts and commodity contracts	—	10.1	—
Long-term liabilities – Swaps	—	42.0	—

Interest Rate Swaps

We maintain Swaps to hedge the potential impact of increases in interest rates on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have maturities through September 2012 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of June 27, 2009, the aggregate notional amount of the Swaps was $510.0.  The unrealized loss, net of taxes, recorded in accumulated other comprehensive loss (“AOCI”) was $21.2 and $25.8 as of June 27, 2009 and December 31, 2008, respectively. In addition, as of June 27, 2009 and December 31, 2008, we recorded a long-term liability of $34.5 and $42.0, respectively, to recognize the fair value of our Swaps.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows and to minimize their impact. Our principal currency exposures relate to the Euro, British Pound, South African Rand and Chinese Yuan.

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Some of the contracts with underlying forecasted transactions contain FX embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. The net loss recorded in “Other income (expense)” from the change in the fair value of FX forward contracts and embedded derivatives totaled $2.4 and $9.4 for the three and six months ended June 27, 2009, respectively, and $2.4 and $3.3 for the three and six months ended June 28, 2008, respectively. The unrealized loss, net of taxes, recorded in AOCI was $1.0 as of June 27, 2009.

We had FX forward contracts with an aggregate notional amount of $110.7 outstanding as of June 27, 2009. The fair values of our FX forward contracts and embedded derivatives were as follows:

	June 27, 2009				December 31, 2008
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities
FX forward contracts	$1.2	$—	$0.1	$—	$0.5	$—	$2.9
FX embedded derivatives	0.2	0.7	1.1	7.6	0.1	8.9	—

Commodity Contracts

From time to time, we enter into commodity contracts. We designate and account for these contracts as cash flow hedges. As of June 27, 2009 and December 31, 2008, the unrealized loss, net of tax, recorded in accumulated other comprehensive loss was $0.8 and $5.8, respectively. We expect to reclassify the unrealized loss mentioned above to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair values of contracts that had not settled with the counterparty as of June 27, 2009 and December 31, 2008 were $1.2 and $7.2, respectively, recorded as a current liability. We did not recognize any gain or loss during the three and six months ended June 27, 2009 and June 28, 2008 related to the ineffectiveness of the hedges.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  Our total net liabilities for unrecognized tax benefits including interest were $101.0 as of June 27, 2009.  We believe that within the next 12 months it is reasonably possible that we could pay approximately $15.0 to $20.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2008 Annual Report on Form 10-K. There has been no material change in our critical accounting policies and use of estimates since the filing of our 2008 Annual Report on Form 10-K.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 27, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2009.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 27, 2009 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, please note the following additional risk factor.

Changes in tax laws and regulations or other factors could cause our income tax rate to increase, potentially reducing our net income and adversely affecting our cash flows.

As a global manufacturing company, we are subject to taxation in various jurisdictions around the world.  In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our effective income tax rate, however, may be higher due to numerous factors, including changes in tax laws or regulations. An effective income tax rate significantly higher than our expectations could have an adverse effect on our business, results of operations, and liquidity.

Officials in some of the jurisdictions in which we do business, including the United States, have proposed, or announced that they are reviewing, tax increases and other revenue raising laws and regulations.  Any resulting changes in tax laws or regulations could impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the three months ended June 27, 2009.

ITEM 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on April 22, 2009, at which stockholders elected two directors with terms expiring and voted on other matters as outlined below.  The results of the voting for each item voted on by the stockholders were as follows:

Proposal 1:  Election of Directors

Director	Term Expiring	For	Against	Abstain
Christopher J. Kearney	2012	39,826,937	1,661,577	139,005
Martha B. Wyrsch	2012	40,403,874	1,050,578	173,067

Proposal 2:  Ratification of the Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accountants in 2009

For	Against	Abstain
40,907,550	587,025	132,994

ITEM 6. Exhibits

*10.1	SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated April 22, 2009
*10.2	Employment Agreement between SPX Corporation and Jeremy W. Smeltser
*10.3	Employment Agreement between SPX Corporation and J. Michael Whitted
*10.4	Employment Agreement between SPX Corporation and Drew T. Ladau
*10.5	Change of Control Agreement between SPX Corporation and Jeremy W. Smeltser
*10.6	Change of Control Agreement between SPX Corporation and J. Michael Whitted
*10.7	Amendment to Change of Control Agreement between SPX Corporation and J. Michael Whitted
*10.8	Change of Control Agreement between SPX Corporation and Drew T. Ladau
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: July 29, 2009	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: July 29, 2009	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

*10.1	SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated April 22, 2009
*10.2	Employment Agreement between SPX Corporation and Jeremy W. Smeltser
*10.3	Employment Agreement between SPX Corporation and J. Michael Whitted
*10.4	Employment Agreement between SPX Corporation and Drew T. Ladau
*10.5	Change of Control Agreement between SPX Corporation and Jeremy W. Smeltser
*10.6	Change of Control Agreement between SPX Corporation and J. Michael Whitted
*10.7	Amendment to Change of Control Agreement between SPX Corporation and J. Michael Whitted
*10.8	Change of Control Agreement between SPX Corporation and Drew T. Ladau
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.