Form 10-Q/A
period 2009-06-27
SPX CORP
filed 2009-08-12
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note:  This amendment is being filed in accordance with Rule 405(a)(2)(ii) of Regulation S-T solely to furnish, but not file, the Interactive Data File included as Exhibit 101.1 hereto.  Pursuant to Rule 406T of Regulation S-T, such Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934 or section 34(b) of the Investment Company Act of 1940, and otherwise is not subject to liability under these sections.

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, and does not modify or update in any way disclosures made in, or reflect subsequent events occurring after the filing date of, the Form 10-Q.

PART II—OTHER INFORMATION

ITEM 6. Exhibits

10.1*†	SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated April 22, 2009
10.2*†	Employment Agreement between SPX Corporation and Jeremy W. Smeltser
10.3*†	Employment Agreement between SPX Corporation and J. Michael Whitted
10.4*†	Employment Agreement between SPX Corporation and Drew T. Ladau
10.5*†	Change of Control Agreement between SPX Corporation and Jeremy W. Smeltser
10.6*†	Change of Control Agreement between SPX Corporation and J. Michael Whitted
10.7*†	Amendment to Change of Control Agreement between SPX Corporation and J. Michael Whitted
10.8*†	Change of Control Agreement between SPX Corporation and Drew T. Ladau
11.1†	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended June 27, 2009, formatted in XBRL, including: (i)  Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2009 and June 28, 2008; (ii) Condensed Consolidated Balance Sheets at June 27, 2009 and December 31, 2008; (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 27, 2009 and June 28, 2008; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*              Denotes management contract or compensatory plan or arrangement

†              Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: August 12, 2009	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: August 12, 2009	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

10.1*†	SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated April 22, 2009
10.2*†	Employment Agreement between SPX Corporation and Jeremy W. Smeltser
10.3*†	Employment Agreement between SPX Corporation and J. Michael Whitted
10.4*†	Employment Agreement between SPX Corporation and Drew T. Ladau
10.5*†	Change of Control Agreement between SPX Corporation and Jeremy W. Smeltser
10.6*†	Change of Control Agreement between SPX Corporation and J. Michael Whitted
10.7*†	Amendment to Change of Control Agreement between SPX Corporation and J. Michael Whitted
10.8*†	Change of Control Agreement between SPX Corporation and Drew T. Ladau
11.1†	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended June 27, 2009, formatted in XBRL, including: (i)  Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2009 and June 28, 2008; (ii) Condensed Consolidated Balance Sheets at June 27, 2009 and December 31, 2008; (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 27, 2009 and June 28, 2008; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*              Denotes management contract or compensatory plan or arrangement

†              Previously filed