Form 10-Q
period 2009-09-26
SPX CORP
filed 2009-10-28
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

Common shares outstanding October 22, 2009 49,292,288

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Revenues	$1,173.6	$1,481.9	$3,526.7	$4,331.8
Costs and expenses:
Cost of products sold	819.0	1,040.1	2,492.0	3,025.8
Selling, general and administrative	227.4	276.0	711.5	856.5
Intangible amortization	5.6	6.4	16.0	19.7
Special charges, net	19.3	4.8	54.5	9.7
Operating income	102.3	154.6	252.7	420.1

Other expense, net	(6.6)	(10.7)	(20.4)	(9.2)
Interest expense	(22.9)	(28.3)	(68.7)	(88.7)
Interest income	1.8	3.4	6.0	7.6
Equity earnings in joint ventures	5.6	9.9	21.9	33.1
Income from continuing operations before income taxes	80.2	128.9	191.5	362.9

Income tax provision	(29.4)	(17.8)	(63.3)	(97.2)
Income from continuing operations	50.8	111.1	128.2	265.7

Income (loss) from discontinued operations, net of tax	(1.9)	1.0	(3.3)	8.7
Gain (loss) on disposition of discontinued operations, net of tax	(16.9)	6.2	(35.5)	3.1
Income (loss) from discontinued operations, net of tax	(18.8)	7.2	(38.8)	11.8

Net income	32.0	118.3	89.4	277.5
Less : Net income (loss) attributable to noncontrolling interests	(14.0)	1.3	(14.4)	4.3
Net income attributable to SPX Corporation common shareholders	$46.0	$117.0	$103.8	$273.2

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$48.5	$110.2	$126.8	$263.0
Income (loss) from discontinued operations, net of tax	(2.5)	6.8	(23.0)	10.2
Net income	$46.0	$117.0	$103.8	$273.2

Basic income per share of common stock
Income from continuing operations attributable to SPX Corporation common shareholders	$0.99	$2.03	$2.57	$4.90
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.05)	0.13	(0.47)	0.19
Net income per share attributable to SPX Corporation common shareholders	$0.94	$2.16	$2.10	$5.09

Weighted-average number of common shares outstanding — basic	49.170	54.244	49.378	53.688

Diluted income per share of common stock
Income from continuing operations attributable to SPX Corporation common shareholders	$0.98	$2.00	$2.55	$4.81
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.05)	0.12	(0.46)	0.19
Net income per share attributable to SPX Corporation common shareholders	$0.93	$2.12	$2.09	$5.00

Weighted-average number of common shares outstanding — diluted	49.650	55.091	49.781	54.629

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 26, 2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$438.1	$475.9
Accounts receivable, net	1,112.2	1,306.0
Inventories	592.0	666.8
Other current assets	124.9	180.6
Deferred income taxes	80.1	101.3
Assets of discontinued operations	46.6	108.2
Total current assets	2,393.9	2,838.8
Property, plant and equipment:
Land	38.3	36.3
Buildings and leasehold improvements	241.5	223.5
Machinery and equipment	713.5	677.9
	993.3	937.7
Accumulated depreciation	(472.9)	(437.3)
Property, plant and equipment, net	520.4	500.4
Goodwill	1,815.2	1,769.8
Intangibles, net	652.3	646.8
Other assets	390.1	382.3

TOTAL ASSETS	$5,771.9	$6,138.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$480.0	$633.7
Accrued expenses	984.0	1,153.6
Income taxes payable	35.0	24.5
Short-term debt	45.4	112.9
Current maturities of long-term debt	76.0	76.4
Liabilities of discontinued operations	17.5	23.9
Total current liabilities	1,637.9	2,025.0

Long-term debt	1,125.0	1,155.4
Deferred and other income taxes	112.4	124.0
Other long-term liabilities	789.4	788.9
Total long-term liabilities	2,026.8	2,068.3

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (97,192,972 and 49,270,311 issued and outstanding at September 26, 2009, respectively, and 96,523,058 and 51,128,448 issued and outstanding at December 31, 2008, respectively)	978.1	972.3
Paid-in capital	1,416.1	1,393.9
Retained earnings	2,307.5	2,240.5
Accumulated other comprehensive loss	(88.6)	(179.9)
Common stock in treasury (47,922,661 and 45,394,610 shares at September 26, 2009 and December 31, 2008, respectively)	(2,523.5)	(2,416.0)
Total SPX Corporation shareholders’ equity	2,089.6	2,010.8
Noncontrolling interests	17.6	34.0
Total equity	2,107.2	2,044.8
TOTAL LIABILITIES AND EQUITY	$5,771.9	$6,138.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 26,	September 27,
	2009	2008
Cash flows from (used in) operating activities:
Net income	$89.4	$277.5
Less: Income (loss) from discontinued operations, net of tax	(38.8)	11.8
Income from continuing operations	128.2	265.7
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	54.5	9.7
Gain on sale of product line	(1.4)	—
Deferred and other income taxes	9.5	(13.1)
Depreciation and amortization	80.0	81.2
Pension and other employee benefits	40.0	41.0
Stock-based compensation	21.7	33.3
Other, net	17.0	19.2
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	98.4	(181.1)
Inventories	45.4	(47.1)
Accounts payable, accrued expenses, and other	(210.6)	(45.6)
Cash spending on restructuring actions	(47.0)	(13.9)
Net cash from continuing operations	235.7	149.3
Net cash from discontinued operations	9.7	3.6
Net cash from operating activities	245.4	152.9
Cash flows from (used in) investing activities:
Proceeds from asset sales and other	2.9	1.3
Decrease in restricted cash	8.9	—
Business acquisitions and investments, net of cash acquired	—	(12.5)
Capital expenditures	(59.7)	(76.3)
Net cash used in continuing operations	(47.9)	(87.5)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $18.8 and $35.7 for the nine months ended September 26, 2009 and September 27, 2008, respectively)	18.2	30.0
Net cash used in investing activities	(29.7)	(57.5)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	214.0	615.0
Repayments under senior credit facilities	(316.6)	(600.0)
Borrowings under trade receivables agreement	127.0	261.0
Repayments under trade receivables agreement	(106.0)	(261.0)
Net repayments under other financing arrangements	(23.9)	(52.6)
Purchases of common stock	(113.2)	—
Proceeds from the exercise of employee stock options and other, net of minimum tax withholdings paid on behalf of employees for net share settlements	0.3	80.1
Purchase of noncontrolling interest in subsidiary	(3.2)	—
Dividends paid	(37.4)	(40.0)
Net cash from (used in) continuing operations	(259.0)	2.5
Net cash from (used in) discontinued operations	0.2	(0.5)
Net cash from (used in) financing activities	(258.8)	2.0
Change in cash and equivalents due to changes in foreign currency exchange rates	5.3	14.9
Net change in cash and equivalents	(37.8)	112.3
Consolidated cash and equivalents, beginning of period	475.9	354.1
Consolidated cash and equivalents, end of period	$438.1	$466.4

Cash and equivalents of continuing operations	$438.1	$466.4

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

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. Our only significant investment reported under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture, which we account for on a three-month lag. EGS’s revenues and our equity earnings from our investment in EGS totaled $93.2 and $5.2 and $142.9 and $9.6 for the three months ended September 26, 2009 and September 27, 2008, respectively. For the nine months ended September 26, 2009 and September 27, 2008, EGS’s revenues and our equity earnings from our investment in EGS totaled $326.1 and $20.8 and $422.3 and $31.9, respectively.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2008 Annual Report on Form 10-K. Interim results are not necessarily indicative of expected results for a full year. We have reclassified certain prior year amounts to conform to the current year presentation, including the results of discontinued operations, the impact of the adoption of the noncontrolling interest amendments described in the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), and the impact of adoption of the amendments described in the Earnings Per Share Topic of the Codification. See Note 2 for further discussion of the impact of adopting new pronouncements under the Codification.  Also, unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 for information on discontinued operations).

We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter. The interim closing dates for the first, second and third quarters of 2009 were March 28, June 27 and September 26, compared to March 29, June 28 and September 27 for 2008, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period. We had two fewer days in the first quarter of 2009 and will have one additional day in the fourth quarter of 2009 when compared to the respective 2008 periods.

We evaluated subsequent events (see Note 2) through October 28, 2009, the issuance date of our condensed consolidated financial statements for the period ended September 26, 2009, as this is the date on which we filed such financial statements on Form 10-Q with the SEC.

(2)                                NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In December 2007, the FASB issued guidance that requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, under this guidance acquisition costs are required to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset (until completion or abandonment of the research and development efforts) at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. A substantial number of new disclosure requirements are also required under this guidance. The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the guidance on January 1, 2009 and we expect this statement will have an impact on our consolidated financial statements for acquisitions consummated after January 1, 2009, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions we consummate. In addition, during the first nine months of 2009, there were no settlements of acquisition related liabilities for unrecognized tax benefits or reductions of acquisition-related valuation allowances.

In December 2007, the FASB issued guidance which established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, noncontrolling interest (minority interest) is required to be recognized as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is to be included in consolidated net income on the face of the income statement. In addition, a parent is required to recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by clarifying that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. Expanded disclosure requirements regarding the interests of the parent and the noncontrolling interest are required. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted the guidance on January 1, 2009. Upon adoption, we reclassified noncontrolling interest of $34.0 to a separate component of total equity within our condensed consolidated balance sheet.

In June 2008, the FASB issued guidance which states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and should be included in basic and diluted earnings per share calculations. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We adopted the guidance on January 1, 2009. As of September 27, 2008, we had 0.518 outstanding restricted stock awards that contain rights to nonforfeitable dividends. The effect of including these awards increased the basic and dilutive shares for the three months ended September 27, 2008 by 0.542 and 0.243 shares, respectively, and for the nine months ended September 27, 2008 by 0.561 and 0.264 shares, respectively.

In December 2008, the FASB issued guidance amending employers’ disclosures about assets of a defined benefit pension or other postretirement plan.  The objective of the amended disclosures is to provide users of financial statements with an understanding of (1) how investment allocation decisions are made; (2) major categories of plan assets; (3) inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentration risks within plan assets. The guidance is effective for fiscal years ending after December 15, 2009. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance clarifying the requirements for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The guidance reiterates an asset acquired or a liability assumed in a business combination that arises from a contingency shall be recognized at fair value at the acquisition date during the measurement period.  However, in the event the fair value cannot be determined during the measurement period, the Contingencies Topic of the Codification shall be applied.  Contingent consideration arrangements of an acquiree assumed by the acquirer shall be recognized initially at fair value, and the acquirer shall develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  In addition, the disclosed information shall enable users of its financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the guidance on January 1, 2009 and we expect it will have an impact on our consolidated financial statements for acquisitions consummated after January 1, 2009, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions we consummate.

In April 2009, the FASB issued guidance which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. The guidance requires disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the guidance on June 27, 2009 with no material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance which requires an entity to disclose the date through which it has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  The guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the guidance on June 27, 2009 with no material impact on our consolidated financial statements (see Note 1).

In June 2009, the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities (“VIE”) and to provide more relevant and reliable information to users of financial statements. The guidance no longer exempts qualifying special-purpose entities from the scope of the Consolidation Topic of the Codification. In addition, the amended guidance requires continuous reconsideration for determining whether an enterprise is the primary beneficiary of another entity, and ignores kick-out rights unless the rights are held by a single enterprise.  Consolidation is required if an entity has power and receives benefits or absorbs losses that are potentially significant to the VIE. However, consolidation is not necessary if power is equally shared amongst unrelated parties. The guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The guidance is effective for interim and annual reporting periods beginning after November 15, 2009. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance with the objective of establishing the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The guidance does not change GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the guidance on September 26, 2009 with no material impact on our consolidated financial statements.

In September 2009, the FASB issued guidance with the objective of amending the revenue recognition for arrangements with multiple deliverables.  The guidance eliminated one previous revenue recognition criterion in which objective and reliable evidence of fair value for undelivered item(s), in a multiple element deliverable arrangement in which the delivered item or items are considered a separate unit or units, is no longer required.  The guidance also determines a hierarchy for an entity to use when estimating the selling price of deliverables that meet the other two conditions for separation as follows: (1) vendor-specific objective evidence of the selling price, (2) third-party evidence of the selling price, or (3) an estimate of the selling price.  In addition, the term “selling price” will replace all references to fair value in the guidance.  The guidance also has eliminated the residual allocation method and requires an entity to apply the relative selling price allocation method in all circumstances where there is an absence of objective and reliable evidence for the delivered item(s) in an arrangement.  Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements.  Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented.  The guidance is effective for fiscal years beginning on or after June 15, 2010. Early application is permitted, however, if early adoption is made after the first interim reporting period, application must be made retrospectively to the beginning of that year and transition disclosures made.  We currently are evaluating the impact of this guidance on our consolidated financial statements, including when to adopt and whether to adopt on a prospective or retrospective basis.

In September 2009, the FASB issued an amendment to guidance related to revenue recognition for certain revenue arrangements that include software elements.  The amendment was to the scope of prior guidance, such that all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of the Software Revenue Recognition Topic of the Codification.  That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of revenue recognition guidance specific to software and would be accounted for under other accounting literature. Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements.  Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented.  The guidance is effective for fiscal years beginning on or after June 15, 2010. Early application is permitted, however, if early adoption is made after the first interim reporting period, application must be made retrospectively to the beginning of that year and transition disclosures made. Further, this guidance may not be adopted until the guidance that amends revenue arrangements with multiple deliverables (as described above) is adopted. We currently are evaluating the impact of this guidance on our consolidated financial statements, including when to adopt and whether to adopt on a prospective or retrospective basis.

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

Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.0 during the first quarter of 2009. During the second and third quarters of 2009, we recorded net charges of $0.2 and $0.3, respectively, in connection with adjustments to certain liabilities that we retained. During the fourth quarter of 2008, we recorded a net charge of $6.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

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

Air Filtration — Sold for cash consideration of $35.7, resulting in a gain, net of taxes, of $2.4 during the third quarter of 2008. During the first quarter of 2008, we recorded a net charge of $3.1 to “Gain (loss) on disposition of discontinued operations, net of tax” to adjust the deferred tax assets of the Air Filtration business to their estimated realizable value. During 2007, we recorded a net charge of $11.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

During the fourth quarter of 2008, we committed to a plan to divest the automotive filtration solutions (“Filtran”) business within our Industrial Products and Services segment.  The Filtran business includes a subsidiary with a minority interest shareholder.  Our original plan for disposition contemplated the buyout of the minority interest shareholder in order to allow us to sell 100% of the Filtran business.  As a result of this planned divestiture, and in consideration of the contemplated buyout of the minority interest shareholder, we recorded a total impairment charge of $23.0 during the fourth quarter of 2008 in order to reduce the carrying value of the Filtran net assets to be sold to their estimated net realizable value.  Of the $23.0 charge, $16.5 related to the premium we were expecting to pay the minority interest shareholder, while the remaining of $6.5 represented the loss we were anticipating upon the sale of 100% of the Filtran business.  The $23.0 charge was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” within our 2008 consolidated statement of operations.  During the first quarter of 2009, we recorded an additional impairment charge of $8.5 based on current indications of interest for the business, with all of the charge recorded to “Gain (loss) on disposition of discontinued operations, net of tax” within our first quarter 2009 condensed consolidated statement of operations.

As noted in Note 2 herein, in December 2007, the FASB issued guidance which established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  We adopted this guidance on January 1, 2009, which requires retroactive application.  As such, upon re-issuance of our 2008 consolidated financial statements (e.g., in connection with the filing of our 2009 Form 10-K), we will reclassify $16.5 of the 2008 impairment charge from “Gain (loss) on disposition of discontinued operations, net of tax” to “Net income (loss) attributable to noncontrolling interest” within our 2008 consolidated statement of operations.  This reclassification will have no impact on net income attributable to SPX common shareholders.

In October 2009, we completed the sale of the Filtran business for total consideration of approximately $15.0.  In connection with the sale, we did not buyout the minority interest shareholder and, thus, sold only our share of the Filtran business.  As a result, we reclassified $16.5 of the impairment charge noted above from “Net income (loss) attributable to noncontrolling interest” to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations for the three and nine months ended September 26, 2009.   This reclassification had no impact on net income attributable to SPX common shareholders.

The final net gain on sale will be recorded during the fourth quarter of 2009.

During the second quarter of 2009, we committed to a plan to divest another business within our Industrial Products and Services segment. As a result of this planned divestiture, we recorded a net charge of $7.3 during the second quarter of 2009 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. We are actively pursuing the sale of this business and anticipate that the sale will be completed during the next twelve months.

We have reported, for all periods presented, the financial condition, results of operations, and cash flows of these two businesses as discontinued operations in our condensed consolidated financial statements.

During the third quarter of 2008, we reached an agreement with the Internal Revenue Service (“IRS”) regarding audits of our 2003 through 2005 Federal income tax returns.  Upon the resolution of these examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $5.0 to “Gain (loss) on disposition of discontinued operations, net of tax” associated with a business previously disposed of and reported as a discontinued operation.

In addition to the businesses discussed above, we recognized a net loss of $0.1 and a net gain of $2.5 during the three and nine months ended September 26, 2009, respectively, resulting from net adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2008 Annual Report on Form 10-K for the disclosure of all discontinued businesses for fiscal years 2006 through 2008.

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

For the three and nine months ended September 26, 2009 and September 27, 2008, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Income (loss) from discontinued operations	$(16.3)	$(0.6)	$(44.8)	$9.4
Income tax (provision) benefit	(2.5)	7.8	6.0	2.4
Income (loss) from discontinued operations, net	$(18.8)	$7.2	$(38.8)	$11.8

For the three and nine months ended September 26, 2009 and September 27, 2008, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Revenues	$25.4	$63.2	$73.2	$260.0

Pre-tax income (loss)	0.9	1.3	(1.3)	11.4

The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are shown below:

	September 26, 2009	December 31, 2008
Assets:
Accounts receivable, net	$22.1	$19.6
Inventories	7.0	28.1
Other current assets	1.2	4.3
Property, plant and equipment, net	13.1	24.7
Goodwill and intangibles, net	2.6	30.4
Other assets	0.6	1.1
Assets of discontinued operations	$46.6	$108.2

Liabilities:
Accounts payable	$6.9	$12.5
Accrued expenses	8.8	8.0
Short-term debt	—	0.4
Deferred and other income taxes	1.5	2.8
Other long-term liabilities	0.3	0.2
Liabilities of discontinued operations	$17.5	$23.9

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

We have aggregated our operating segments into four reportable segments: Flow Technology, Test and Measurement, Thermal Equipment and Services and Industrial Products and Services.  The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expenses, stock-based compensation and other indirect corporate expense. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

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

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products for the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its global reach, as well as increasing thermal components and service offerings, particularly in South Africa, Europe, and Asia Pacific. The segment’s South African subsidiary has a Black Economic Empowerment minority interest shareholder, which holds a 25.1% interest.

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

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia-Pacific center in Shanghai, China.

Financial data for our business segments, including the results of businesses acquired from the respective dates of acquisition, were as follows:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26	September 27
	2009	2008	2009	2008
Revenues(1):
Flow Technology	$406.0	$493.0	$1,196.2	$1,519.6
Test and Measurement	187.6	260.0	591.2	850.0
Thermal Equipment and Services	401.4	436.8	1,112.5	1,193.0
Industrial Products and Services	178.6	292.1	626.8	769.2
Total revenues	$1,173.6	$1,481.9	$3,526.7	$4,331.8

Segment income:
Flow Technology	$49.6	$55.8	$148.2	$172.2
Test and Measurement	12.9	30.3	32.0	90.8
Thermal Equipment and Services	59.2	52.4	108.1	134.4
Industrial Products and Services	34.7	69.2	130.2	176.3
Total segment income	156.4	207.7	418.5	573.7

Corporate expense	(19.0)	(25.9)	(61.5)	(80.8)
Pension and postretirement expense	(9.4)	(14.8)	(28.1)	(29.8)
Stock-based compensation expense	(6.4)	(7.6)	(21.7)	(33.3)
Special charges, net	(19.3)	(4.8)	(54.5)	(9.7)

Consolidated operating income	$102.3	$154.6	$252.7	$420.1

(1)                                 Under the percentage of completion method, we recognized revenues of $328.2 and $336.1 in the three months ended September 26, 2009 and September 27, 2008, respectively. For the nine months ended September 26, 2009 and September 27, 2008, revenues under the percentage of completion method were $955.5 and $1,023.1, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $215.9 and $195.7 as of September 26, 2009 and December 31, 2008, respectively, and were classified as a component of “Accounts receivable, net” in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $312.1 and $337.6 as of September 26, 2009 and December 31, 2008, respectively. The September 26, 2009 balance includes $298.2 reported as a component of “Accrued expenses” and $13.9 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet. The December 31, 2008 balance includes $323.4 reported as a component of “Accrued expenses” and $14.2 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)                                SPECIAL CHARGES

Special charges, net, for the three and nine months ended September 26, 2009 and September 27, 2008, are summarized and described in more detail below:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Flow Technology	$12.4	$0.5	$22.2	$1.7
Test and Measurement	3.9	1.5	19.7	3.0
Thermal Equipment and Services	1.0	1.1	7.8	2.1
Industrial Products and Services	0.3	—	2.3	—
Corporate	1.7	1.7	2.5	2.9
Total	$19.3	$4.8	$54.5	$9.7

Flow Technology Segment — Charges for the three and nine months ended September 26, 2009 related primarily to costs associated with headcount reductions at facilities in Orebro, Sweden; Mexico City, Mexico; Rochester, NY; Buffalo, NY; and Houston, TX, as well as additional integration costs (primarily headcount reductions) associated with the December 31, 2007 acquisition of APV. The charges for the three and nine months ended September 27, 2008 related primarily to the relocation of the segment’s headquarters from Delavan, WI to Charlotte, NC.

Test and Measurement Segment — Charges for the three and nine months ended September 26, 2009 related to costs associated with headcount reductions and consolidation activities that impacted facilities in North America, Europe and Asia-Pacific, primarily in response to the continued difficulties being experienced by the global vehicle manufacturers and their dealer service networks. The charges for the three and nine months ended September 27, 2008 related primarily to costs associated with a plan to consolidate distribution activities within the segment, costs associated with the closure of a manufacturing facility in Owatonna, MN, and costs associated with integrating the segment’s technical and training service lines into its diagnostic tools business.

Thermal Equipment and Services Segment — Charges for the three and nine months ended September 26, 2009 related primarily to costs associated with headcount reductions at facilities in Ratingen, Germany; Gallarate, Italy; Guangzhou, China; Worcester, UK; Michigan City, IN; and Eden, NC. The charges for the three and nine months ended September 27, 2008 related primarily to the relocation of the segment’s headquarters from Overland Park, KS to Charlotte, NC, outsourcing certain functions associated with a manufacturing facility in China, and the shut-down of a facility in Houston, TX.

Industrial Products and Services Segment — Charges for the three and nine months ended September 26, 2009 related primarily to costs associated with headcount reductions at facilities in Rockford, IL and Waukesha, WI.

Corporate — Charges for the three and nine months ended September 26, 2009 related primarily to our legal entity reduction initiative, the closure of our information technology data center in Horsham, PA, and an additional impairment charge related to the expected sale of a facility in Newtown, CT. The charges for the three months ended September 27, 2008 related primarily to expenses of $0.9 associated with the shut-down of our IT Center in Horsham, PA and an impairment charge of $0.6 related to the expected sale of a facility in Newtown, CT.  Charges for the nine months ended September 27, 2008 included the items noted above, as well as an impairment charge of $1.0 associated with an idle facility and costs associated with our legal entity reduction initiative.

The following is an analysis of our restructuring and integration liabilities for the nine months ended September 26, 2009 and September 27, 2008:

	Nine months ended
	September 26,	September 27,
	2009	2008
Beginning balance	$31.5	$12.6
Special charges (1)	49.8	7.9
Adjustments related to acquisition accounting	4.2	(0.2)
Utilization — cash	(47.0)	(13.9)
Currency translation adjustments and other	(1.0)	1.2
Ending balance (2)	$37.5	$7.6

(1)                                 The nine months ended September 26, 2009 and September 27, 2008, excluded $4.7 and $1.8, respectively, of non-cash special charges relating to asset impairments that had an impact on special charges but not the related liabilities.

(2)                                 The balance at September 26, 2009 was composed of $14.0 relating to acquisition integration plans and $23.5 for various restructuring initiatives.

(6)                                INVENTORIES

Inventories consisted of the following amounts:

	September 26, 2009	December 31, 2008
Finished goods	$225.6	$229.3
Work in process	136.0	165.0
Raw materials and purchased parts	273.4	312.7
Total FIFO cost	635.0	707.0
Excess of FIFO cost over LIFO inventory value	(43.0)	(40.2)
Total inventories	$592.0	$666.8

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Approximately 39% and 36% of the total inventory at September 26, 2009 and December 31, 2008, respectively, were domestic inventories valued using the last-in, first-out (“LIFO”) method. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $3.2 and $4.1 at September 26, 2009 and December 31, 2008, respectively.

(7)                            GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	December 31, 2008	Goodwill resulting from business combinations	Foreign Currency Translation and other (1)	September 26, 2009
Flow Technology	$664.6	$—	$32.6	$697.2
Test and Measurement	364.6	—	6.0	370.6
Thermal Equipment and Services	481.6	—	6.8	488.4
Industrial Products and Services	259.0	—	—	259.0
Total	$1,769.8	$—	$45.4	$1,815.2

(1)                                 Represents adjustments to acquisition accounting related to recent acquisitions and changes from foreign currency translation of $7.9 and $37.5, respectively.

Other Intangibles

Identifiable intangible assets comprise the following:

	September 26, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$28.6	$(22.8)	$5.8	$28.4	$(21.3)	$7.1
Technology	75.7	(15.2)	60.5	73.4	(11.3)	62.1
Customer relationships	219.3	(42.5)	176.8	211.3	(31.9)	179.4
Other	25.8	(10.4)	15.4	25.1	(8.9)	16.2
	349.4	(90.9)	258.5	338.2	(73.4)	264.8
Trademarks with indefinite lives	393.8	—	393.8	382.0	—	382.0
Total	$743.2	$(90.9)	$652.3	$720.2	$(73.4)	$646.8

Estimated annual amortization expense related to these intangible assets is $22.9 in 2009, $22.3 in 2010, $21.0 in 2011, $20.1 in 2012 and $19.5 in 2013.

At September 26, 2009, the net carrying value of net intangible assets with determinable lives consisted of $152.2 in the Flow Technology segment, $77.1 in the Test and Measurement segment, and $25.2 in the Thermal Equipment and Services segment. Trademarks with indefinite lives were associated with $210.0 in the Flow Technology segment, $53.6 in the Test and Measurement segment, $115.1 in the Thermal Equipment and Services segment, and $15.1 in the Industrial Products and Services segment.

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

The estimated fair value of our Service Solutions reporting unit (our specialty diagnostic service tools business in our Test and Measurement segment) exceeds the carrying value of its net assets by less than 2%. Any unfavorable changes in assumptions used in determining the estimated fair value of Service Solutions, including a decline in projected earnings, could result in its estimated fair value falling below the carrying value of its net assets. The aggregate goodwill and indefinite-lived intangible asset balance for Service Solutions was $388.1 at September 26, 2009.  We will continue to monitor impairment indicators across our reporting units, including Service Solutions.

(8)                                WARRANTY

The following is an analysis of our product warranty accrual for the first nine months of 2009 and 2008:

	Nine months ended
	September 26,	September 27,
	2009	2008
Balance at beginning of period	$58.8	$60.2
Acquisitions	0.8	5.2
Provisions	19.3	15.2
Usage	(22.1)	(17.2)
Balance at end of period	56.8	63.4
Less: Current portion of warranty	44.0	47.1
Non-current portion of warranty	$12.8	$16.3

(9)                                EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Service cost	$2.0	$2.0	$6.0	$5.8
Interest cost	16.6	16.3	49.7	48.9
Expected return on plan assets	(18.5)	(19.5)	(55.6)	(58.6)
Amortization of unrecognized losses	5.5	5.3	16.5	15.9
Amortization of unrecognized prior service cost	(0.3)	(0.2)	(0.4)	(0.6)
Curtailment/settlement loss	—	7.1	—	7.1
Total net periodic pension benefit expense	5.3	11.0	16.2	18.5
Less: Net periodic pension benefit expense of discontinued operations	—	—	(0.2)	—
Net periodic pension benefit expense of continuing operations	$5.3	$11.0	$16.0	$18.5

Foreign Pension Plans

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Service cost	$0.7	$0.8	$1.9	$2.6
Interest cost	3.6	4.1	10.2	12.0
Expected return on plan assets	(3.5)	(4.3)	(9.8)	(13.3)
Amortization of unrecognized losses	0.6	0.3	1.6	0.9
Amortization of unrecognized prior service cost	—	(0.1)	—	(0.1)
Total net periodic pension benefit expense	1.4	0.8	3.9	2.1
Less: Net periodic pension benefit expense of discontinued operations	(0.2)	—	(0.5)	—
Net periodic pension benefit expense of continuing operations	$1.2	$0.8	$3.4	$2.1

Postretirement Plans

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	2.5	2.4	7.4	7.3
Amortization of unrecognized losses	0.7	0.9	2.2	2.7
Amortization of unrecognized prior service cost	(0.3)	(0.4)	(1.0)	(1.0)
Net periodic postretirement benefit expense	$2.9	$3.0	$8.7	$9.2

During the third quarter of 2008, we recorded a pension settlement charge of $7.1 associated with lump-sum payments to our former Chief Executive Officer to settle remaining obligations of our non-qualified domestic pension plans. The lump-sum payments totaled $31.8 and were made in August 2008.

During the first nine months of 2009, we made contributions of approximately $12.2 to our foreign and qualified domestic pension plans, of which $2.2 related to businesses classified as discontinued operations.  Our estimates of full-year 2009 required employer contributions to our employee benefit plans decreased approximately $4.0 from those disclosed in the consolidated financial statements contained in our 2008 Annual Report on Form 10-K, primarily due to additional IRS guidance related to the Pension Protection Act of 2006 assumptions used in the valuation of the 2009 plan year.

(10)                         INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the nine months ended September 26, 2009:

	December 31, 2008	Borrowings	Repayments	Other (3)	September 26, 2009
Term loan	$675.0	$—	$(37.6)	$—	$637.4
Domestic revolving loan facility	65.0	214.0	(279.0)	—	—
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (1)	—	127.0	(106.0)	—	21.0
Other indebtedness (2)	55.2	—	(23.9)	7.2	38.5
Total debt	1,344.7	$341.0	$(446.5)	$7.2	1,246.4
Less: short-term debt	112.9				45.4
Less: current maturities of long-term debt	76.4				76.0
Total long-term debt	$1,155.4				$1,125.0

(1)                                 Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(2)                                 Includes aggregate balances under accounts payable programs and a purchase card program of $24.2 and $47.9 at September 26, 2009 and December 31, 2008, respectively

(3)                                 “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Credit Facilities

We have senior credit facilities with a syndicate of lenders that provided for committed senior secured financing in the aggregate amount of $2,300.0, consisting of the following:

•                 a term loan facility in an aggregate principal amount of $750.0 (balance of $637.4 at September 26, 2009) with a final maturity of September 2012;

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

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 4.38% for the nine months ended September 26, 2009, inclusive of the impact of interest rate protection agreements (“Swaps”).

At September 26, 2009, we were in compliance with all covenant provisions of our senior credit facilities and did not have any restrictions on our ability to repurchase shares or pay dividends.

Senior Notes

In December 2007, we issued, in a private placement, $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in 2014. We used the net proceeds from the offering for general corporate purposes including the financing of our acquisition of APV. The interest payment dates for these notes are June 15 and December 15 of each year. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2010, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 107.625%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the first quarter of 2009, these senior notes became freely tradable. At September 26, 2009, we were in compliance with all covenant provisions of the senior notes.

(11)                         DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2009, we adopted FASB guidance, which requires enhanced disclosures regarding an entity’s derivative and hedging activities. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This adoption had no financial impact on our consolidated financial statements.

Interest Rate Swaps

We maintain Swaps to hedge interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have maturities through September 2012 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of September 26, 2009, the aggregate notional amount of the Swaps was $495.0.  The unrealized loss, net of taxes, recorded in accumulated other comprehensive loss (“AOCI”) was $20.6 and $25.8 as of September 26, 2009 and December 31, 2008, respectively.

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

From time to time, we enter into foreign currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of these FX embedded derivatives are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction impacts earnings. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $120.2 outstanding as of September 26, 2009. The unrealized loss, net of taxes, recorded in AOCI was $5.5 as of September 26, 2009.

Commodity Contracts

From time to time, we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). We designate and account for these contracts as cash flow hedges. At September 26, 2009, the outstanding notional amount of commodity contracts was 1.7 pounds of copper. We reclassify the unrealized gains/losses associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. The unrealized loss, net of taxes, recorded in AOCI was $0.1 and $5.8 as of September 26, 2009 and December 31, 2008, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months.

The following summarizes the fair value of our derivative financial instruments:

	September 26, 2009		December 31, 2008
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments:
FX embedded derivatives	Other assets	$0.9	—	$—
		$0.9		$—

Commodity contracts	—	$—	Accrued expenses	$(7.2)
FX forward contracts	Accrued expenses	(1.7)	—	—
Swaps	Other long-term liabilities	(33.5)	Other long-term liabilities	(42.0)
FX embedded derivatives	Other long-term liabilities	(11.1)	—	—
		$(46.3)		$(49.2)

Derivative contracts not designated as hedging instruments:
FX forward contracts	Other current assets	$0.5	Other current assets	$0.5
FX embedded derivatives	Other current assets	0.4	Other current assets	0.1
FX embedded derivatives	—	—	Other assets	8.9
		$0.9		$9.5

FX forward contracts	Accrued expenses	$(0.3)	Accrued expenses	$(2.9)
FX embedded derivatives	Accrued expenses	(0.7)	—	—
		$(1.0)		$(2.9)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the condensed consolidated statements of operations for the three months ended September 26, 2009 and September 27, 2008:

	Amount of gain (loss) recognized in AOCI, pre-tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2009	2008	reclassified from AOCI	2009	2008
Swaps	$(4.6)	$(4.6)	Interest expense	$(5.5)	$(2.9)
FX embedded derivatives	(6.3)	—	—	—	—
Commodity contracts	0.8	(2.6)	Cost of products sold	(0.5)	0.7
	$(10.1)	$(7.2)		$(6.0)	$(2.2)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the condensed consolidated statements of operations for the nine months ended September 26, 2009 and September 27, 2008:

	Amount of gain (loss) recognized in AOCI, pre-tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2009	2008	reclassified from AOCI	2009	2008
Swaps	$(6.1)	$(7.3)	Interest expense	$(14.5)	$(6.1)
FX embedded derivatives	(7.6)	—	—	—	—
Commodity contracts	3.2	0.4	Cost of products sold	(6.0)	1.2
	$(10.5)	$(6.9)		$(20.5)	$(4.9)

(1)                                 For the three and nine months ended September 26, 2009, losses of $0.3 and $0.1, respectively, were recognized in other expense, net relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended September 26, 2009 and September 27, 2008:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2009	2008
FX forward contracts	Other expense, net	$(0.7)	$0.7
FX embedded derivatives	Other expense, net	0.6	0.9
		$(0.1)	$1.6

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the nine months ended September 26, 2009 and September 27, 2008:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2009	2008
FX forward contracts	Other expense, net	$5.6	$(2.5)
FX embedded derivatives	Other expense, net	(15.1)	0.8
		$(9.5)	$(1.7)

(12)                         EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Weighted-average shares outstanding used in basic income per share	49.170	54.244	49.378	53.688
Dilutive Securities—Employee stock options and restricted stock units	0.480	0.847	0.403	0.941
Weighted-average number of common and dilutive securities used for calculating diluted income per share	49.650	55.091	49.781	54.629

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.462 and 0.742 for the three and nine months ended September 26, 2009, respectively, and 0.084 and 0.059 for the three and nine months ended September 27, 2008, respectively. For the three and nine months ended September 26, 2009, 0.220 and 0.225, respectively, of unvested restricted stock units were excluded from the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.000 shares of our common stock may be granted to key employees and 5.535 of these shares were available for grant at September 26, 2009.  The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options and the vesting of restricted stock units or restricted stock.

During the nine months ended September 26, 2009 and September 27, 2008, we classified excess tax benefits from stock-based compensation of $1.6 and $35.0, respectively, as financing cash flows and included such amounts in “Proceeds from the exercise of employee stock options and other, net of minimum tax withholdings paid on behalf of employees for net share settlements” within our condensed consolidated statements of cash flows.

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

We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”).  Under the Directors’ Plan, up to 0.100 shares of our common stock may be granted to non-employee directors; 0.053 of these shares were available for grant at September 26, 2009. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds and other vesting provisions for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these company performance requirements is forfeited.

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

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2008 through September 26, 2009:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2008	1.251	$58.01
Granted	0.664	33.36
Vested	(0.420)	41.38
Forfeited	(0.038)	53.93
Outstanding at September 26, 2009	1.457	51.87

As of September 26, 2009, there was $17.1 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.2 years.

The following table summarizes the stock option activity from December 31, 2008 through September 26, 2009:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2008	1.308	$64.89
Exercised	(0.135)	39.01
Forfeited	(0.273)	94.98
Outstanding and exercisable at September 26, 2009	0.900	59.58

The weighted-average remaining term, in years, of stock options outstanding and exercisable at September 26, 2009 was 2.1. The total number of in-the-money options exercisable on September 26, 2009 was 0.452. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pretax intrinsic value, based on our closing stock price on September 26, 2009, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at September 26, 2009 was $8.0.  The aggregate intrinsic value of options exercised during the first nine months of 2009 and 2008 was $2.4 and $52.5, respectively.

Accumulated Other Comprehensive Loss

The components of the balance sheet caption “Accumulated other comprehensive loss” were as follows:

	September 26, 2009	December 31, 2008
Foreign currency translation adjustment	$282.1	$204.0
Pension liability adjustment, net of tax benefit of $206.7 and $211.5, respectively	(344.5)	(352.3)
Unrealized losses on qualifying cash flow hedges, net of tax benefit of $15.1 and $19.7, respectively	(26.2)	(31.6)
Accumulated other comprehensive loss	$(88.6)	$(179.9)

Common Stock in Treasury

During the nine months ended September 26, 2009, we repurchased 2.625 shares of our common stock, associated with a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, for total cash consideration of $113.2.  We record common stock repurchases based on the settlement date.  In addition to the above repurchases, during the nine months ended September 26, 2009, “Common Stock in Treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $8.2 and increased by $2.5 for common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

There were no common stock repurchases during the nine months ended September 27, 2008.  However, during the nine months ended September 27, 2008, “Common Stock in Treasury” was decreased by stock issued from treasury relating to stock option exercises and the settlement of vested restricted stock units of $42.2 and $5.8, respectively, and increased by $11.6 for common stock that was surrendered by recipients of restricted stock as a means of funding the related income tax withholding requirements.

Dividends

The dividends declared during each of the first three quarters of 2009 and 2008 were $0.25 per share and totaled $12.2, $12.3 and $12.3 in the first, second and third quarters of 2009 and $13.3, $13.5 and $13.6 during the first, second and third quarters of 2008, respectively.  Third quarter dividends were paid on October 2, 2009 and October 2, 2008.

Changes in Equity

A summary of the changes in equity for the three months ended September 26, 2009 and September 27, 2008 is provided below:

	September 26, 2009			September 27, 2008
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$1,943.0	$30.9	$1,973.9	$2,311.9	$14.8	$2,326.7
Net income (loss) (1)	46.0	(14.0)	32.0	117.0	1.3	118.3
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $0.9 and $1.9, respectively	(3.2)	—	(3.2)	(3.1)	—	(3.1)
Minimum pension liability adjustment, net of tax provision of $0.6 and $5.1, respectively	0.4	—	0.4	8.2	—	8.2
Foreign currency translation adjustments	99.2	—	99.2	(71.2)	—	(71.2)
Total comprehensive income (loss)	142.4	(14.0)	128.4	50.9	1.3	52.2
Dividends declared	(12.3)	—	(12.3)	(13.6)	—	(13.6)
Exercise of stock options and other incentive plan activity, including tax benefit of $1.0 and $6.5, respectively	10.0	—	10.0	39.7	—	39.7
Amortization of restricted stock and stock unit grants (includes $0.1 and $0.5 recorded to discontinued operations in the third quarter of 2009 and 2008, respectively)	6.5	—	6.5	8.1	—	8.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	—	(2.4)	—	(2.4)
Other changes in noncontrolling interests	—	0.7	0.7	—	(1.9)	(1.9)

Equity, end of period	$2,089.6	$17.6	$2,107.2	$2,394.6	$14.2	$2,408.8

(1)          Refer to Note 3 for further details on the third quarter 2009 net loss attributable to noncontrolling interests.

A summary of the changes in equity for the nine months ended September 26, 2009 and September 27, 2008 is provided below:

	September 26, 2009			September 27, 2008
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$2,010.8	$34.0	$2,044.8	$2,006.0	$10.4	$2,016.4
Net income (loss) (1)	103.8	(14.4)	89.4	273.2	4.3	277.5
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of ($4.6) and $0.8, respectively	5.4	—	5.4	(1.2)	—	(1.2)
Minimum pension liability adjustment, net of tax provision of $4.8 and $9.7, respectively	7.8	—	7.8	15.5	—	15.5
Foreign currency translation adjustments, including $1.3 of translation gains recognized upon sale of discontinued operations in the first quarter of 2009	78.1	—	78.1	12.2	—	12.2
Total comprehensive income (loss)	195.1	(14.4)	180.7	299.7	4.3	304.0
Dividends declared	(36.8)	—	(36.8)	(40.4)	—	(40.4)
Exercise of stock options and other incentive plan activity, including tax benefit of $1.7 and $35.2, respectively	20.1	—	20.1	122.6	—	122.6
Amortization of restricted stock and stock unit grants (includes $0.1 and $0.8 recorded to discontinued operations in the first nine months of 2009 and 2008, respectively)	21.8	—	21.8	34.1	—	34.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	(6.4)	—	(6.4)	(27.4)	—	(27.4)
Purchase of subsidiary shares from noncontrolling interests	(1.8)	(1.2)	(3.0)	—	—	—
Other changes in noncontrolling interests	—	(0.8)	(0.8)	—	(0.5)	(0.5)
Purchases of common stock	(113.2)	—	(113.2)	—	—	—

Equity, end of period	$2,089.6	$17.6	$2,107.2	$2,394.6	$14.2	$2,408.8

(1)  Refer to Note 3 for further details on the third quarter 2009 net loss attributable to noncontrolling interests.

(13)                         CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property, competitive claims, etc.), environmental matters, and risk management matters (e.g., product and general liability, automobile, workers’ compensation, etc.), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims, of which we are currently unaware, or the claims, of which we are aware, may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $336.5 (including $259.4 for risk management matters) and $340.9 (including $260.7 for risk management matters) at September 26, 2009 and December 31, 2008, respectively. Of these amounts, $263.9 and $266.8 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 26, 2009 and December 31, 2008, respectively, with the remainder included in “Accrued expenses.”

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

We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental problem is identified, we estimate the cost and either establish a reserve, purchase insurance or obtain an indemnity from a financially sound seller. However, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated. Due to the uncertainties previously described, we are unable to reasonably estimate the amount of possible additional losses associated with the resolution of these matters beyond what has been recorded.

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

Collaborative Arrangements

On January 1, 2009, we adopted FASB guidance, which defines a collaborative arrangement as a contractual arrangement in which the parties are (1) active participants to the arrangements and (2) exposed to significant risks and rewards that depend on the commercial success of the endeavor. The guidance requires that costs incurred and revenues generated from transactions with third parties be reported by the collaborators on the appropriate line item in their respective income statements. Income statement characterization of payments between the participants to a collaborative arrangement is required to be based on other authoritative literature if the payments are within the scope of such literature. The footnotes to financial statements in the initial period of adoption and annually thereafter are required to disclose (1) the income statement classification and amounts attributable to transactions arising from collaborative arrangements between participants for each period for which an income statement is presented and (2) information regarding the nature and purpose of the collaborative arrangement, the collaborators’ rights and obligations under the arrangement, and any accounting policies for the collaborative arrangement. Refer to our disclosure on consortium arrangements below.

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment.  Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed.  The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work.  Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members.  If responsibility cannot be determined, then each consortium member is responsible according to its share of the contract value.  Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements.  As of September 26, 2009 our share of the aggregate contract value on open consortium arrangements was $428.4 (of which approximately 40% has been recognized as revenue), whereas the aggregate contract value on open consortium arrangements was $1,021.0.  As of December 31, 2008, our share of the aggregate contract value on open consortium arrangements was $316.3 (of which approximately 42.0% had been recognized as revenue), whereas the aggregate contract value on open consortium arrangements was $738.6. At September 26, 2009 and December 31, 2008, we recorded liabilities of $4.4 and $3.1, respectively, representing the estimated fair value of our potential obligations under the joint and several liability provisions associated with our consortium arrangements.

(14)                         INCOME TAXES

As of September 26, 2009, we had gross unrecognized tax benefits of $108.7 (net unrecognized tax benefits of $87.8), of which $74.4, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision.  As of September 26, 2009, gross accrued interest excluded from the amounts above totaled $24.9 (net accrued interest of $18.1). There were no significant penalties recorded during the nine months ended September 26, 2009 or September 27, 2008.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $25.0 to $30.0.

In October 2009, the statute of limitations expired for various state income tax returns. As a result of such expirations, we will be recognizing net tax benefits of approximately $12.3 during the fourth quarter of 2009, with approximately $3.4 recorded to continuing operations and the remainder of $8.9 recorded to discontinued operations.

Tax Contingencies and Other Tax Matters

We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we determine that an uncertain position meets the criteria of the Income Taxes Topic of the Codification.  Accruals for these contingencies are recorded in “Income taxes payable” and “Deferred and other income taxes” in the accompanying condensed consolidated balance sheets based on the expectation as to the timing of when the contingency will be resolved.  As events change and resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities.

On August 28, 2008, we reached an agreement with the IRS regarding audits of our 2003 through 2005 Federal income tax returns. Upon the resolution of these examinations, we reduced our liability for uncertain tax positions by $30.6.  Of the $30.6 reduction in our liability for uncertain tax positions, $25.6 was recorded as an income tax benefit from continuing operations and $5.0 was recorded as an income tax benefit to “Gain (loss) on disposition of discontinued operations” within our accompanying condensed consolidated statements of operations for the three and nine months ended September 27, 2008.

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

(15)                         FAIR VALUE

Effective January 1, 2009, we adopted fair value measurements, as required by the Fair Value Measurement and Disclosures Topic of the Codification, for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted these fair value measurements for measuring the fair value of our financial assets and liabilities during 2008. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (level 1), significant other observable inputs (level 2) or significant unobservable inputs (level 3).

Our financial derivative assets and liabilities include Swaps, FX forward contracts, FX embedded derivatives and commodity contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risk. Based on these inputs, the derivative assets and liabilities are classified within level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

As of September 26, 2009, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties’ credit risk.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis included the following as of September 26, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives and FX forward contracts	$—	$0.9	$—
Noncurrent assets — FX embedded derivatives	—	0.9	—
Current liabilities — FX forward contracts and FX embedded derivatives	—	2.7	—
Long-term liabilities — FX embedded derivatives and Swaps	—	44.6	—

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX forward contracts and FX embedded derivatives	$—	$0.6	$—
Noncurrent assets — FX embedded derivatives	—	8.9	—
Current liabilities — FX forward contracts and commodity contracts	—	10.1	—
Long-term liabilities — Swaps	—	42.0	—

During the nine months ended September 26, 2009, we recorded pre-tax impairment charges of $20.8 in order to reduce the carrying value of the net assets of the two businesses included in discontinued operations (Filtran and another business within our Industrial Products and Services segment – see Note 3) to their net fair values. The fair value of the Filtran business is approximately $15.0 and is based primarily on the sales price received in October 2009 (i.e., an observable quoted price in an active market, as adjusted for certain other observable inputs - level 2), while the fair value for the other business is based on indications of interest (i.e., unobservable inputs - level 3).  In addition, we recorded impairment charges of $4.7 during the three and nine months ended September 26, 2009 to “Special charges, net” related to assets to be disposed in connection with certain restructuring initiatives.  The fair values were based on the estimated selling prices for these assets.  We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets, which are unobservable inputs (level 3).

The carrying amount of cash and equivalents and receivables reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments, based on borrowing rates available to us at September 26, 2009 for similar debt, was $1,244.3 at September 26, 2009, compared to our carrying value of $1,246.4.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

During the three and nine months ended September 26, 2009, our operating results were impacted negatively by the continued difficult conditions within the global economic environment.  Specifically, organic revenue declined during these periods on a year-over-year basis by 18.6% and 13.8%, respectively, while operating income for the same periods declined by 33.8% and 39.8%, respectively.  Despite the decline in revenues and operating income, cash flows from operations increased to $235.7 during the nine months ended September 26, 2009, as compared to $149.3 during the same period in 2008, primarily as a result of a reduced investment in working capital.  We expect the current global economic situation to present challenges to our operating results through at least the first half of 2010.  However, we continue to take the necessary actions to ensure that our cost structure remains in line with our anticipated revenues, as evidenced by the approximately $70.0 of special charges we expect to incur during 2009 related to initiatives to consolidate manufacturing, sales and administrative facilities and functions. These initiatives are expected to result in headcount reductions approaching 2,000 by the end of 2009.  During the first nine months of 2009, we incurred special charges of $54.5 and had reductions in headcount of approximately 1,700.  Despite the current economic conditions and the impact on our operating results, we remain confident in our long-term strategy and growth opportunities.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2008 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter. The interim closing dates for the first, second and third quarters of 2009 were March 28, June 27 and September 26, respectively, and March 29, June 28 and September 27 for 2008, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period.  We had two fewer days in the first quarter of 2009 and will have one additional day in the fourth quarter of 2009 when compared to the respective 2008 periods.

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

The following table provides selected financial information for the three and nine months ended September 26, 2009 and September 27, 2008, respectively, including the reconciliation of organic revenue decline to net revenue decline, as defined herein:

	Three months ended			Nine months ended
	September 26,	September 27,		September 26,	September 27,
	2009	2008	% Change	2009	2008	% Change
Revenues	$1,173.6	$1,481.9	(20.8)	$3,526.7	$4,331.8	(18.6)
Gross profit	354.6	441.8	(19.7)	1,034.7	1,306.0	(20.8)
% of revenues	30.2%	29.8%		29.3%	30.1%
Selling, general and administrative expense	227.4	276.0	(17.6)	711.5	856.5	(16.9)
% of revenues	19.4%	18.6%		20.2%	19.8%
Intangible amortization	5.6	6.4	(12.5)	16.0	19.7	(18.8)
Special charges, net	19.3	4.8	*	54.5	9.7	*
Other expense, net	(6.6)	(10.7)	(38.3)	(20.4)	(9.2)	*
Interest expense, net	(21.1)	(24.9)	(15.3)	(62.7)	(81.1)	(22.7)
Equity earnings in joint ventures	5.6	9.9	(43.4)	21.9	33.1	(33.8)
Income from continuing operations before income taxes	80.2	128.9	(37.8)	191.5	362.9	(47.2)
Income tax provision	(29.4)	(17.8)	65.2	(63.3)	(97.2)	(34.9)
Income from continuing operations	50.8	111.1	(54.3)	128.2	265.7	(51.8)

Components of consolidated revenue growth (decline):
Organic decline			(18.6)			(13.8)
Foreign currency			(2.3)			(5.0)
Acquisitions, net			0.1			0.2
Net revenue decline			(20.8)			(18.6)

* Not meaningful for comparison purposes.

Revenues — For the three and nine months ended September 26, 2009, the decrease in revenues compared to the respective 2008 periods was the result of organic revenue declines and a stronger U.S. dollar against most foreign currencies (e.g., the Euro and British Pound) in 2009 when compared to 2008.  The decline in organic revenue was directly attributable to the substantial changes in the global economic environment, which have significantly impacted many of the end markets in which we participate, with the most significant impact on the automotive, food and beverage, general industrial, and, most recently, the end markets for our power transformers and crystal growing equipment.

Gross Profit — The decrease in gross profit for the three and nine months ended September 26, 2009 compared to the respective 2008 periods was due primarily to the revenue performance described above.  The increase in gross profit as a percentage of revenues for the three months ended September 26, 2009 was impacted favorably by:

•                 Improved project execution and/or favorable project mix within our Flow Technology segment’s oil and gas product lines and APV business, as well as our Thermal Equipment and Services segment’s cooling systems and products and thermal services and equipment businesses; and

•                 Cost reductions resulting from integration efforts at APV.

These increases in gross profit as a percentage of revenues for the three months ended September 26, 2009, as compared to the same period in 2008, were offset partially by lower absorption of fixed costs due to the decline in revenues noted above and a decrease in sales prices for power transformers due to the recent decline in demand.

Gross profit as a percentage of revenues for the nine months ended September 26, 2009, as compared to the respective 2008 period, was impacted negatively by:

•                 Unfavorable project mix at the cooling systems and products business within our Thermal Equipment and Services segment;

•                 Lower absorption of fixed costs due to the declines in revenue; and

•                 Charges of $9.5 related to the settlement of two product liability matters.

The decline in gross profit as a percentage of revenues for the nine months ended September 26, 2009, compared to the respective 2008 period, was offset partially by an increase in gross profit at APV as a result of cost reductions associated with integration efforts and improved project execution. In addition, APV’s gross profit for the first quarter of 2008 included an incremental charge of $7.5 for the excess fair value (over historical value) of inventory acquired in the APV transaction that was subsequently sold in the first quarter of 2008.

Selling, General and Administrative (“SG&A”) expenses — For the three and nine months ended September 26, 2009, the decrease in SG&A expense compared to the respective 2008 periods was due primarily to:

•                 Cost reductions associated with integration efforts at APV and restructuring initiatives at a number of our businesses, including Service Solutions;

•                 A lower amount of incentive compensation expense as a result of declines in profitability, which impacted both SG&A at our business units and corporate expense;

•                 A lower amount of stock compensation expense attributable to a lower fair value for the 2009 stock compensation awards resulting from a decline in our share price; and

•                 A stronger U.S. dollar against most foreign currencies in 2009 when compared to 2008.

Intangible Amortization — For the three and nine months ended September 26, 2009, the decrease in intangible amortization compared to the respective 2008 periods was due to the stronger U.S. dollar in 2009 and certain intangible assets becoming fully amortized in 2008.

Special Charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2009 and 2008.

Other Expense, net — Other expense, net, for the three months ended September 26, 2009 was composed primarily of foreign currency transaction losses of $6.6 and a net charge associated with the net decline in fair value of our foreign currency protection agreements (“FX forward contracts”) and currency forward embedded derivatives (“FX embedded derivatives”) of $0.4 (see Note 11 to our condensed consolidated financial statements). Other expense, net, for the three months ended September 27, 2008 was composed primarily of a charge of $9.5 relating to the settlement of a lawsuit arising out of a 1997 business disposition and foreign currency transaction losses of $2.5, partially offset by a net gain of $1.6 associated with the net appreciation in fair value of our FX forward contracts.

Other expense, net, for the nine months ended September 26, 2009 was composed primarily of foreign currency transaction losses of $11.7 and a net charge associated with the net decline in fair value of our FX forward contracts and FX embedded derivatives of $9.6 (see Note 11 to our condensed consolidated financial statements), partially offset by a $1.4 gain associated with the final settlement of a product line sale that occurred in 2006. Other expense, net, for the nine months ended September 27, 2008 was composed primarily of the charge of $9.5 mentioned above and a net charge of $1.7 associated with the net decline in fair value of our FX forward contracts, partially offset by foreign currency transaction gains of $2.1.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income.  The decrease in interest expense, net, for the three and nine month months ended September 26, 2009 compared to the respective 2008 periods was the result of lower average debt balances and a lower average interest rate on the variable rate portion of our senior credit facilities.  The average variable interest rate on our senior credit facilities for the nine months ended September 26, 2009 has declined by approximately 100 basis points when compared to the same 2008 period. Refer to the discussion of Liquidity and Financial Condition in our 2008 Annual Report on Form 10-K for details pertaining to our 2008 debt activity.

Equity Earnings in Joint Ventures — The decrease in equity earnings in joint ventures for the three and nine months ended September 26, 2009 compared to the respective 2008 periods was attributable to a decline in operational performance at our EGS Electrical Group, LLC and Subsidiaries joint venture primarily due to the challenging global economic environment.

Income Tax Provision — For the three and nine months ended September 26, 2009, we recorded an income tax provision of $29.4 and $63.3 on $80.2 and $191.5 of pre-tax income from continuing operations, respectively, resulting in an effective tax rate of 36.7% and 33.1%, respectively.  This compares to an income tax provision for the three and nine months ended September 27, 2008 of $17.8 and $97.2 on $128.9 and $362.9 of pre-tax income from continuing operations, respectively, resulting in an effective tax rate of 13.8% and 26.8%, respectively. The lower effective tax rate for the three and nine months ended September 27, 2008 was due primarily to a tax benefit of $25.6 that was recorded in connection with the finalization of the audits of our 2003 through 2005 federal income tax returns.

RESULTS OF DISCONTINUED OPERATIONS

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

Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.0 during the first quarter of 2009. During the second and third quarters of 2009, we recorded net charges of $0.2 and $0.3, respectively, in connection with adjustments to certain liabilities that we retained. During the fourth quarter of 2008, we recorded a net charge of $6.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

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

Air Filtration — Sold for cash consideration of $35.7, resulting in a gain, net of taxes, of $2.4 during the third quarter of 2008. During the first quarter of 2008, we recorded a net charge of $3.1 to “Gain (loss) on disposition of discontinued operations, net of tax” to adjust the deferred tax assets of the Air Filtration business to their estimated realizable value. During 2007, we recorded a net charge of $11.0 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

During the fourth quarter of 2008, we committed to a plan to divest the automotive filtration solutions (“Filtran”) business within our Industrial Products and Services segment.  The Filtran business includes a subsidiary with a minority interest shareholder.  Our original plan for disposition contemplated the buyout of the minority interest shareholder in order to allow us to sell 100% of the Filtran business.  As a result of this planned divestiture, and in consideration of the contemplated buyout of the minority interest shareholder, we recorded a total impairment charge of $23.0 during the fourth quarter of 2008 in order to reduce the carrying value of the Filtran net assets to be sold to their estimated net realizable value.  Of the $23.0 charge, $16.5 related to the premium we were expecting to pay the minority interest shareholder, while the remaining of $6.5 represented the loss we were anticipating upon the sale of 100% of the Filtran business.  The $23.0 charge was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” within our 2008 consolidated statement of operations.  During the first quarter of 2009, we recorded an additional impairment charge of $8.5 based on current indications of interest for the business, with all of the charge recorded to “Gain (loss) on disposition of discontinued operations, net of tax” within our first quarter 2009 condensed consolidated statement of operations.

As noted in Note 2 herein, in December 2007, the FASB issued guidance which established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  We adopted this guidance on January 1, 2009, which requires retroactive application.  As such, upon re-issuance of our 2008 consolidated financial statements (e.g., in connection with the filing of our 2009 Form 10-K), we will reclassify $16.5 of the 2008 impairment charge from “Gain (loss) on disposition of discontinued operations, net of tax” to “Net income (loss) attributable to noncontrolling interest” within our 2008 consolidated statement of operations.  This reclassification will have no impact on net income attributable to SPX common shareholders.

In October 2009, we completed the sale of the Filtran business for total consideration of approximately $15.0.  In connection with the sale, we did not buyout the minority interest shareholder and, thus, sold only our share of the Filtran business.  As a result, we reclassified $16.5 of the impairment charge noted above from “Net income (loss) attributable to noncontrolling interest” to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations for the three and nine months ended September 26, 2009.   This reclassification had no impact on net income attributable to SPX common shareholders.

The final net gain on sale will be recorded during the fourth quarter of 2009.

During the second quarter of 2009, we committed to a plan to divest another business within our Industrial Products and Services segment. As a result of this planned divestiture, we recorded a net charge of $7.3 during the second quarter of 2009 to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. We are actively pursuing the sale of this business and anticipate that the sale will be completed during the next twelve months.

We have reported, for all periods presented, the financial condition, results of operations, and cash flows of these two businesses as discontinued operations in our condensed consolidated financial statements.

During the third quarter of 2008, we reached an agreement with the IRS regarding audits of our 2003 through 2005 Federal income tax returns.  Upon the resolution of these examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $5.0 to “Gain(loss) on disposition of discontinued operations, net of tax” associated with a business previously disposed of and reported as a discontinued operation.

In addition to the businesses discussed above, we recognized a net loss of $0.1 and a net gain of $2.5 during the three and nine months ended September 26, 2009, respectively, resulting from net adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2008 Annual Report on Form 10-K for the disclosure of all discontinued businesses for fiscal years 2006 through 2008.

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

For the three and nine months ended September 26, 2009 and September 27, 2008, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Income (loss) from discontinued operations	$(16.3)	$(0.6)	$(44.8)	$9.4
Income tax (provision) benefit	(2.5)	7.8	6.0	2.4
Income (loss) from discontinued operations, net	$(18.8)	$7.2	$(38.8)	$11.8

For the three and nine months ended September 26, 2009 and September 27, 2008, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Revenues	$25.4	$63.2	$73.2	$260.0
Pre-tax income (loss)	0.9	1.3	(1.3)	11.4

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

Flow Technology

	Three months ended			Nine months ended
	September 26,	September 27,		September 26,	September 27,
	2009	2008	% Change	2009	2008	% Change
Revenues	$406.0	$493.0	(17.6)	$1,196.2	$1,519.6	(21.3)
Segment income	49.6	55.8	(11.1)	148.2	172.2	(13.9)
% of revenues	12.2%	11.3%		12.4%	11.3%
Components of segment revenue decline:
Organic decline			(13.7)			(13.8)
Foreign currency			(3.9)			(7.5)
Acquisitions, net			—			—
Net segment revenue decline			(17.6)			(21.3)

Revenues— For the three and nine months ended September 26, 2009, the decrease in revenues compared to the respective 2008 periods was due to the decline in organic revenues and a stronger U.S. dollar. Specifically, the challenging global economic environment has negatively impacted the food and beverage, general industrial, dehydration, mining, and oil and gas end markets served by the segment, resulting in the decline in organic revenue.

Segment Income— For the three and nine months ended September 26, 2009, segment income decreased compared to the respective 2008 periods primarily as a result of the decline in organic revenue noted above. In addition, segment income for the nine months ended September 26, 2009 included a charge of $4.3 related to the settlement of a product liability matter.

Despite the decline in organic revenue, segment margins for the three and nine months ended September 26, 2009 increased over the respective prior year periods as a result of favorable project mix within the segment’s oil and gas product lines and the impact of cost reductions associated with the APV integration activities. In addition, segment income for the nine months ended September 27, 2008 included a charge of $7.5, representing the excess fair value (over historical cost) of inventory acquired in the APV transaction that was subsequently sold during the first quarter of 2008.

Test and Measurement

	Three months ended			Nine months ended
	September 26,	September 27,		September 26,	September 27,
	2009	2008	% Change	2009	2008	% Change
Revenues	$187.6	$260.0	(27.8)	$591.2	$850.0	(30.4)
Segment income	12.9	30.3	(57.4)	32.0	90.8	(64.8)
% of revenues	6.9%	11.7%		5.4%	10.7%
Components of segment revenue growth (decline):
Organic decline			(26.3)			(26.0)
Foreign currency			(2.1)			(5.2)
Acquisitions, net			0.6			0.8
Net segment revenue decline			(27.8)			(30.4)

Revenues— For the three and nine months ended September 26, 2009, the decrease in revenues compared to the respective 2008 periods was due to an organic revenue decline and the impact of the stronger U.S. dollar.  The decline in organic revenue related primarily to the continued difficulties being experienced by global vehicle manufacturers and their dealer service networks as a result of the challenging economic environment.

Segment Income— For the three and nine months ended September 26, 2009, segment income and margin decreased compared to the respective 2008 periods primarily as a result of a decline in organic revenues, lower absorption of fixed costs as a result of the revenue decline, and unfavorable sales mix, partially offset by cost reductions associated with restructuring initiatives.

Thermal Equipment and Services

	Three months ended			Nine months ended
	September 26,	September 27,		September 26,	September 27,
	2009	2008	% Change	2009	2008	% Change
Revenues	$401.4	$436.8	(8.1)	$1,112.5	$1,193.0	(6.7)
Segment income	59.2	52.4	13.0	108.1	134.4	(19.6)
% of revenues	14.7%	12.0%		9.7%	11.3%
Components of segment revenue decline:
Organic decline			(6.3)			(2.5)
Foreign currency			(1.8)			(4.2)
Acquisitions, net			—			—
Net segment revenue decline			(8.1)			(6.7)

Revenues— For the three and nine months ended September 26, 2009, the decrease in revenues compared to the respective 2008 period was due to a decline in organic revenues and a stronger U.S. dollar. The decline in organic revenue was due primarily to the impact of the global economic recession, which has resulted in delays of certain projects and a decrease in demand for the segment’s heating and ventilation products.

Segment Income—For the three months ended September 26, 2009, segment income and margin increased over the respective prior year period primarily as a result of improved project execution within the segment’s cooling systems and products and thermal services and equipment businesses.

For the nine months ended September 26, 2009, segment income and margin decreased over the respective prior period as a result of a lower margin project mix at our cooling systems and products business.

Industrial Products and Services

	Three months ended			Nine months ended
	September 26,	September 27,		September 26,	September 27,
	2009	2008	% Change	2009	2008	% Change
Revenues	$178.6	$292.1	(38.9)	$626.8	$769.2	(18.5)
Segment income	34.7	69.2	(49.9)	130.2	176.3	(26.1)
% of revenues	19.4%	23.7%		20.8%	22.9%
Components of segment revenue decline:
Organic decline			(38.5)			(17.8)
Foreign currency			(0.4)			(0.7)
Acquisitions, net			—			—
Net segment revenue decline			(38.9)			(18.5)

Revenues— For the three and nine months ended September 26, 2009, the decrease in revenues compared to the respective 2008 periods was due primarily to a decline in organic revenues associated with lower demand for our power transformers, hydraulic tools, and solar power product line driven by the challenging economic environment.

Segment Income— For the three and nine months ended September 26, 2009, the decrease in segment income and margin compared to the respective 2008 periods was due to the organic revenue decline described above, which included a decrease in sales prices for power transformers. In addition, segment income for the nine months ended September 26, 2009 included a charge of $5.3 related to the settlement of a product liability matter.

Corporate and Other Expenses

	Three months ended			Nine months ended
	September 26,	September 27,		September 26,	September 27,
	2009	2008	% Change	2009	2008	% Change
Total consolidated revenues	$1,173.6	$1,481.9	(20.8)	$3,526.7	$4,331.8	(18.6)
Corporate expense	19.0	25.9	(26.6)	61.5	80.8	(23.9)
% of revenues	1.6%	1.7%		1.7%	1.9%
Stock-based compensation expense	6.4	7.6	(15.8)	21.7	33.3	(34.8)
Pension and postretirement expense	9.4	14.8	(36.5)	28.1	29.8	(5.7)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia-Pacific center in Shanghai, China. For the three and nine months ended September 26, 2009, the decrease in corporate expense compared to the respective 2008 periods was due primarily to lower incentive compensation relating to a decline in profitability during the first nine months of 2009 (in comparison to the same period of 2008). In addition, the nine months ended September 27, 2008 included higher professional fees relating to various income tax related projects and costs relating to the settlement of a legacy legal matter.

Stock-based Compensation Expense — The decrease in stock-based compensation expense for the three and nine months ended September 26, 2009 compared to the respective 2008 periods was due primarily to a decrease in the fair value of our 2009 restricted stock and restricted stock unit awards. The weighted-average fair value of our 2009 stock-based compensation awards, which is directly correlated to changes in our share price (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique), decreased approximately 55% compared to the weighted-average fair value of our 2008 awards. In addition, during the three months ended September 27, 2008, there was a reversal of previously recorded stock compensation associated with restricted stock awards that were forfeited during the third quarter of 2008.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense for the three and nine months ended September 26, 2009 was due primarily to a charge of $7.1 that we recorded during the third quarter of 2008 in connection with lump-sum payments that were made in August 2008 to settle all remaining pension obligations of our non-qualified domestic pension plans to our former Chief Executive Officer. These decreases were offset partially by lower expected returns on plan assets in 2009 driven by lower plan asset values.

OUTLOOK

The following table highlights our backlog as of September 26, 2009 and December 31, 2008, and expectations of revenues for the fourth quarter of 2009, as compared to the same period in 2008, based on information available at the time of this report.

Segment	Comments
Flow Technology

We are expecting a decline in organic revenue in the fourth quarter of 2009 comparable to that experienced in the third quarter of 2009. The decline is the result of continued softness within most of the end-markets served by the segment due to the challenging economic environment. The segment had backlog of $615.7 and $645.6 as of September 26, 2009 and December 31, 2008, respectively.

Test and Measurement

We are projecting a significant decline in organic revenue in the fourth quarter of 2009 due to the ongoing difficulties being experienced by global vehicle manufacturers and their dealer service networks. The fourth quarter decline in organic revenue is anticipated to be less than what we have experienced in the first nine months of 2009, as the fourth quarter of 2008 was the first period in which we were impacted by the market difficulties. Backlog for the segment is not material, as the related businesses are primarily short-cycle in nature.

Thermal Equipment and Services

We are projecting a double-digit decline in organic revenue in the fourth quarter of 2009. This decline is the result of customer-driven  project delays and softness in the U.S. power generation and HVAC markets. We had backlog of $2,096.4 and $2,083.6 as of September 26, 2009 and December 31, 2008, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. Portions of this backlog are long-term in nature, with the related revenue expected to be recorded through 2015. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services

We expect a decline in organic revenue in the fourth quarter of 2009, comparable to that experienced in the third quarter of 2009. The difficult economic conditions have significantly impacted the capital spending behavior of certain of the segment’s customers, particularly with regard to power transformers, hydraulic tools, and solar power products. Backlog for the segment totaled $380.5 and $541.7 as of September 26, 2009 and December 31, 2008, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 26, 2009 and September 27, 2008.

Cash Flow

	Nine months ended
	September 26,	September 27,
	2009	2008
Continuing operations:
Cash flows from operating activities	$235.7	$149.3
Cash flows used in investing activities	(47.9)	(87.5)
Cash flows from (used in) financing activities	(259.0)	2.5
Cash flows from discontinued operations	28.1	33.1
Change in cash and equivalents due to changes in foreign currency exchange rates	5.3	14.9
Net change in cash and equivalents	$(37.8)	$112.3

Operating Activities — The increase in cash flows from operating activities during the nine months ended September 26, 2009 as compared to the same period in 2008 was due primarily to reductions of our investment in working capital during 2009 (when compared to 2008), an income tax refund of $23.2 that was received in 2009, and pension and other payments of $39.8 that were made in August 2008 to our former Chief Executive Officer.  These increases in operating cash flows were offset partially by lower operating earnings in 2009 and cash outflows in 2009 associated with the integration of APV and our various restructuring actions.

Investing Activities — The decrease in cash used in investing activities during the nine months ended September 26, 2009 as compared to the same period in 2008 was due primarily to a decrease in capital expenditures of $16.6, a decrease in net cash used in business acquisitions and investments of $12.5, and a decrease in restricted cash of $8.9.

Financing Activities — The decrease in cash flows from financing activities during the nine months ended September 26, 2009 as compared to the same period in 2008 was due primarily to repurchases of common stock of $113.2 during the nine months ended September 26, 2009.  We did not repurchase any common stock during the first nine months of 2008. In addition, cash received related to the exercise of stock options was $5.2 during the first nine months of 2009 compared to $72.5 during the same period in 2008.  Lastly, net repayments on our various debt facilities totaled $105.5 during the nine months ended September 26, 2009 compared to $37.6 during the nine months ended September 27, 2008.

Discontinued Operations —Cash flows from discontinued operations during the nine months ended September 26, 2009 were comprised primarily of cash proceeds received on the sale of the Dezurik product line of $18.8 during the first quarter of 2009 and an income tax refund of $17.4 that was received during the second quarter of 2009 that related to the disposition of the Air Filtration business, partially offset by operating cash outflows associated with discontinued operations of $7.7. Cash flows from discontinued operations during the nine months ended September 27, 2008 were comprised primarily of cash proceeds from the sale of Air Filtration of $35.7.

Borrowings and Availability

Borrowings —The following table summarizes our debt activity for the first nine months of 2009. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31, 2008	Borrowings	Repayments	Other (3)	September 26, 2009
Term loan	$675.0	$—	$(37.6)	$—	$637.4
Domestic revolving loan facility	65.0	214.0	(279.0)	—	—
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (1)	—	127.0	(106.0)	—	21.0
Other indebtedness (2)	55.2	—	(23.9)	7.2	38.5
Total debt	1,344.7	$341.0	$(446.5)	$7.2	1,246.4
Less: short-term debt	112.9				45.4
Less: current maturities of long-term debt	76.4				76.0
Total long-term debt	$1,155.4				$1,125.0

(1)                                 Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(2)                                 Includes aggregate balances under accounts payable programs and a purchase card program of $24.2 and $47.9 at September 26, 2009 and December 31, 2008, respectively.

(3)                                 “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Certain of our businesses participate in accounts payable programs through agreements with certain lending institutions. As of September 26, 2009 and December 31, 2008, the participating businesses had $2.2 and $7.3, respectively, outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program allowing payment beyond their normal payment terms. As of September 26, 2009 and December 31, 2008, the participating businesses had $22.0 and $40.6, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Availability — At September 26, 2009, we had $483.3 of available borrowing capacity under our revolving credit facilities after giving effect to $116.7 reserved for outstanding letters of credit. In addition, at September 26, 2009, we had $212.1 of available issuance capacity under our foreign trade facility after giving effect to $737.9 reserved for outstanding letters of credit. We also have a trade receivables financing agreement, whereby we can borrow on a continuous basis up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. Based on eligible receivable balances as of September 26, 2009, we had $11.9 under the trade receivables financing agreement, after giving effect to borrowings of $21.0. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. See Note 10 to the condensed consolidated financial statements along with the consolidated financial statements contained in our 2008 Annual Report on Form 10-K for additional information on our debt.

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

Recent distress in the financial markets has had an adverse impact on financial market activities around the world including, among other things, extreme volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our business, are closely monitoring the impact on our customers and suppliers, and have determined that there has not been a significant impact on our liquidity during 2009 and do not currently expect a significant impact in the near or long-term. While the impact of continued market volatility cannot be predicted, we believe that cash and equivalents, which totaled $438.1 at September 26, 2009, cash flows from operations and our availability under our revolving credit facilities and existing trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, any equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

Derivative Financial Instruments

Effective January 1, 2009, we adopted fair value measurements, as required by the Fair Value Measurement and Disclosures Topic of the Codification, for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted these fair value measurements for measuring the fair value of our financial assets and liabilities during 2008. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (level 1), significant other observable inputs (level 2) or significant unobservable inputs (level 3).

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

As of September 26, 2009, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties’ credit risk.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis included the following as of September 26, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives and FX forward contracts	$—	$0.9	$—
Noncurrent assets — FX embedded derivatives	—	0.9	—
Current liabilities — FX forward contracts and FX embedded derivatives	—	2.7	—
Long-term liabilities — FX embedded derivatives and Swaps	—	44.6	—

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX forward contracts and FX embedded derivatives	$—	$0.6	$—
Noncurrent assets — FX embedded derivatives	—	8.9	—
Current liabilities — FX forward contracts and commodity contracts	—	10.1	—
Long-term liabilities — Swaps	—	42.0	—

Interest Rate Swaps

We maintain Swaps to hedge the potential impact of increases in interest rates on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have maturities through September 2012 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of September 26, 2009, the aggregate notional amount of the Swaps was $495.0.  The unrealized loss, net of taxes, recorded in accumulated other comprehensive loss (“AOCI”) was $20.6 and $25.8 as of September 26, 2009 and December 31, 2008, respectively. In addition, as of September 26, 2009 and December 31, 2008, we recorded a long-term liability of $33.5 and $42.0, respectively, to recognize the fair value of our Swaps.

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

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Some of the contracts with underlying forecasted transactions contain FX embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. The net gain (loss) recorded in “Other expense, net” from the change in the fair value of FX forward contracts and embedded derivatives totaled ($0.4) and ($9.6) for the three and nine months ended September 26, 2009, respectively, and $1.6 and ($1.7) for the three and nine months ended September 27, 2008, respectively. The unrealized loss, net of taxes, recorded in AOCI was $5.5 as of September 26, 2009.

We had FX forward contracts with an aggregate notional amount of $120.2 outstanding as of September 26, 2009. The fair values of our FX forward contracts and embedded derivatives were as follows:

	September 26, 2009				December 31, 2008
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities
FX forward contracts	$0.5	$—	$2.0	$—	$0.5	$—	$2.9
FX embedded derivatives	0.4	0.9	0.7	11.1	0.1	8.9	—

Commodity Contracts

From time to time, we enter into commodity contracts. We designate and account for these contracts as cash flow hedges. As of September 26, 2009 and December 31, 2008, the unrealized loss, net of tax, recorded in AOCI was $0.1 and $5.8, respectively. We expect to reclassify the unrealized loss mentioned above to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair values of contracts that had not settled with the counterparty as of September 26, 2009 and December 31, 2008 were $0.0 and $7.2, respectively, and are recorded as a current liability. We did not recognize any gain or loss during the three and nine months ended September 26, 2009 and September 27, 2008 related to the ineffectiveness of the hedges.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  Our total net liabilities for unrecognized tax benefits including interest were $105.9 as of September 26, 2009.  We believe that within the next 12 months it is reasonably possible that we could pay approximately $25.0 to $30.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2008 Annual Report on Form 10-K. We have effected no material change in either our critical accounting policies or use of  estimates since the filing of our 2008 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” herein and in our 2008 Annual Report on Form 10-K and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 26, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2009.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 26, 2009 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, please note the following additional risk factor, also included in our second quarter Form 10-Q:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the three months ended September 26, 2009.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 6. Exhibits

4.1	First Supplemental Indenture between SPX Corporation and certain of its subsidiaries and U.S. Bank N.A., as Trustee, dated as of August 14, 2009.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended September 26, 2009, formatted in XBRL, including: (i)  Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2009 and September 27, 2008; (ii) Condensed Consolidated Balance Sheets at September 26, 2009 and December 31, 2008; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2009 and September 27, 2008; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: October 28, 2009	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: October 28, 2009	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

4.1	First Supplemental Indenture between SPX Corporation and certain of its subsidiaries and U.S. Bank N.A., as Trustee, dated as of August 14, 2009.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended September 26, 2009, formatted in XBRL, including: (i)  Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2009 and September 27, 2008; (ii) Condensed Consolidated Balance Sheets at September 26, 2009 and December 31, 2008; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2009 and September 27, 2008; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.